Form 10-Q
period 2013-03-31
FULTON FINANCIAL CORP
filed 2013-05-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013, or

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
Common Stock, $2.50 Par Value – 195,148,000 shares outstanding as of April 30, 2013.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2013

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$174,479	$256,300
Interest-bearing deposits with other banks	97,202	173,257
Loans held for sale	63,045	67,899
Investment securities:
Held to maturity (estimated fair value of $279 in 2013 and $319 in 2012)	257	292
Available for sale	2,811,847	2,793,725
Loans, net of unearned income	12,377,288	12,146,971
Less: Allowance for loan losses	(220,041)	(223,903)
Net Loans	12,157,247	11,923,068
Premises and equipment	226,754	227,723
Accrued interest receivable	47,485	45,786
Goodwill	530,614	530,656
Intangible assets	4,373	4,907
Other assets	569,434	509,484
Total Assets	$16,682,737	$16,533,097
LIABILITIES
Deposits:
Noninterest-bearing	$3,075,511	$3,009,966
Interest-bearing	9,312,949	9,474,197
Total Deposits	12,388,460	12,484,163
Short-term borrowings:
Federal funds purchased	729,521	592,470
Other short-term borrowings	397,445	275,929
Total Short-Term Borrowings	1,126,966	868,399
Accrued interest payable	21,393	19,330
Other liabilities	194,944	185,296
Federal Home Loan Bank advances and long-term debt	889,211	894,253
Total Liabilities	14,620,974	14,451,441
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 217.0 million shares issued in 2013 and 216.8 million shares issued in 2012	542,486	542,093
Additional paid-in capital	1,427,310	1,426,267
Retained earnings	387,546	363,937
Accumulated other comprehensive income	5,637	5,675
Treasury stock, at cost, 21.7 million shares in 2013 and 17.6 million shares in 2012	(301,216)	(256,316)
Total Shareholders’ Equity	2,061,763	2,081,656
Total Liabilities and Shareholders’ Equity	$16,682,737	$16,533,097

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three months ended March 31
	2013	2012
INTEREST INCOME
Loans, including fees	$134,130	$144,346
Investment securities:
Taxable	13,397	18,661
Tax-exempt	2,479	2,701
Dividends	799	699
Loans held for sale	495	431
Other interest income	22	53
Total Interest Income	151,322	166,891
INTEREST EXPENSE
Deposits	10,401	16,250
Short-term borrowings	509	281
Long-term debt	10,768	11,665
Total Interest Expense	21,678	28,196
Net Interest Income	129,644	138,695
Provision for credit losses	15,000	28,000
Net Interest Income After Provision for Credit Losses	114,644	110,695
NON-INTEREST INCOME
Service charges on deposit accounts	14,111	14,842
Investment management and trust services	10,096	9,377
Other service charges and fees	8,510	10,555
Mortgage banking income	8,173	10,050
Other	3,896	5,563
Investment securities gains, net	2,473	1,251
Total Non-Interest Income	47,259	51,638
NON-INTEREST EXPENSE
Salaries and employee benefits	61,212	60,360
Net occupancy expense	11,844	10,935
Equipment expense	3,908	3,369
Data processing	3,903	3,688
Professional fees	3,047	2,582
Other outside services	2,860	2,913
Other real estate owned and repossession expense	2,854	3,295
FDIC insurance expense	2,847	3,021
Software	2,748	2,175
Marketing	1,872	2,472
Operating risk loss	1,766	3,368
Intangible amortization	534	801
Other	11,541	11,690
Total Non-Interest Expense	110,936	110,669
Income Before Income Taxes	50,967	51,664
Income taxes	11,740	13,532
Net Income	$39,227	$38,132

PER SHARE:
Net Income (Basic)	$0.20	$0.19
Net Income (Diluted)	0.20	0.19
Cash Dividends	0.08	0.07

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2013	2012

Net Income	$39,227	$38,132
Other Comprehensive Income (Loss), net of tax:
Unrealized gain on securities	125	4,584
Reclassification adjustment for securities gains included in net income	(1,608)	(813)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	1,083	135
Unrealized gain on derivative financial instruments	34	34
Amortization of net unrecognized pension and postretirement items	328	214
Other Comprehensive Income (Loss)	(38)	4,154
Total Comprehensive Income	$39,189	$42,286

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income

Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				39,227			39,227
Other comprehensive loss					(38)		(38)
Stock issued, including related tax benefits	297	393	196			2,146	2,735
Stock-based compensation awards			847				847
Acquisition of treasury stock	(4,246)					(47,046)	(47,046)
Common stock cash dividends - $0.08 per share				(15,618)			(15,618)
Balance at March 31, 2013	195,276	$542,486	$1,427,310	$387,546	$5,637	$(301,216)	$2,061,763

Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				38,132			38,132
Other comprehensive income					4,154		4,154
Stock issued, including related tax benefits	190	208	(565)			1,722	1,365
Stock-based compensation awards			713				713
Common stock cash dividends - $0.07 per share				(14,040)			(14,040)
Balance at March 31, 2012	200,354	$540,594	$1,423,875	$288,151	$12,109	$(241,866)	$2,022,863

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$39,227	$38,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,000	28,000
Depreciation and amortization of premises and equipment	5,508	5,327
Net amortization of investment securities premiums	3,846	2,849
Investment securities gains, net	(2,473)	(1,251)
Net decrease (increase) in loans held for sale	4,854	(23,119)
Amortization of intangible assets	534	801
Stock-based compensation	847	713
Excess tax benefits from stock-based compensation	(88)	(3)
Increase in accrued interest receivable	(1,699)	(149)
Decrease (increase) in other assets	7,194	(48)
Increase in accrued interest payable	2,063	1,988
Increase in other liabilities	3,008	7,714
Total adjustments	38,594	22,822
Net cash provided by operating activities	77,821	60,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	59,043	183,685
Proceeds from maturities of securities held to maturity	35	75
Proceeds from maturities of securities available for sale	199,910	177,855
Purchase of securities held to maturity	—	(14)
Purchase of securities available for sale	(339,707)	(539,783)
Decrease in short-term investments	76,055	69,109
Net increase in loans	(249,229)	(16,821)
Net purchases of premises and equipment	(4,539)	(8,809)
Net cash used in investing activities	(258,432)	(134,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	19,339	(45,297)
Net decrease in time deposits	(115,042)	(137,381)
Increase in short-term borrowings	258,567	367,517
Repayments of long-term debt	(5,042)	(106,168)
Net proceeds from issuance of common stock	2,647	1,362
Excess tax benefits from stock-based compensation	88	3
Dividends paid	(14,721)	(12,010)
Acquisition of treasury stock	(47,046)	—
Net cash provided by financing activities	98,790	68,026
Net Decrease in Cash and Due From Banks	(81,821)	(5,723)
Cash and Due From Banks at Beginning of Period	256,300	292,598
Cash and Due From Banks at End of Period	$174,479	$286,875
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,615	$26,208
Income taxes	5,086	4,169
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC).

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
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended March 31
	2013	2012
	(in thousands)
Weighted average shares outstanding (basic)	196,299	199,492
Effect of dilutive securities	918	852
Weighted average shares outstanding (diluted)	197,217	200,344
For the three months ended March 31, 2013 and 2012, 3.7 million and 5.2 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income (loss) for the three months ended March 31, 2013 and 2012:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2013
Unrealized gain (loss) on securities	$192	$(67)	$125
Reclassification adjustment for securities (gains) losses included in net income (1)	(2,473)	865	(1,608)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	1,666	(583)	1,083
Unrealized gain on derivative financial instruments	54	(20)	34
Amortization (accretion) of net unrecognized pension and postretirement income (cost) (2)	505	(177)	328
Total Other Comprehensive Income (Loss)	$(56)	$18	$(38)
Three months ended March 31, 2012
Unrealized gain (loss) on securities	$7,052	$(2,468)	$4,584
Reclassification adjustment for securities (gains) losses included in net income (1)	(1,251)	438	(813)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	208	(73)	135
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization (accretion) of net unrecognized pension and postretirement income (cost) (2)	329	(115)	214
Total Other Comprehensive Income (Loss)	$6,390	$(2,236)	$4,154

(1)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Investment securities gains, net" on the consolidated statements of income. See Note D, "Investment Securities," for additional details.

(2)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Salaries and employee benefits" on the consolidated statements of income. See Note H, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and 2012:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Three months ended March 31, 2013
Balance at December 31, 2012	$26,361	$613	$(18,481)	$(2,818)	$5,675
Other comprehensive income (loss) before reclassifications	125	1,083	—	—	1,208
Amounts reclassified from accumulated other comprehensive income (loss)	(1,608)	—	328	34	(1,246)
Balance at March 31, 2013	$24,878	$1,696	$(18,153)	$(2,784)	$5,637
Three months ended March 31, 2012
Balance at December 31, 2011	$27,054	$(1,011)	$(15,134)	$(2,954)	$7,955
Other comprehensive income (loss) before reclassifications	4,584	135	—	—	4,719
Amounts reclassified from accumulated other comprehensive income (loss)	(813)	—	214	34	(565)
Balance at March 31, 2012	$30,825	$(876)	$(14,920)	$(2,920)	$12,109

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity at March 31, 2013	(in thousands)
Mortgage-backed securities	$257	$22	$—	$279

Available for Sale at March 31, 2013
Equity securities	$117,624	$6,507	$(241)	$123,890
U.S. Government securities	325	—	—	325
U.S. Government sponsored agency securities	885	10	(1)	894
State and municipal securities	283,142	12,221	(170)	295,193
Corporate debt securities	112,221	8,906	(6,083)	115,044
Collateralized mortgage obligations	1,293,745	15,279	(3,225)	1,305,799
Mortgage-backed securities	789,048	27,022	(7)	816,063
Auction rate securities	173,966	—	(19,327)	154,639
	$2,770,956	$69,945	$(29,054)	$2,811,847

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity at December 31, 2012	(in thousands)
Mortgage-backed securities	$292	$27	$—	$319

Available for Sale at December 31, 2012
Equity securities	$118,465	$5,016	$(918)	$122,563
U.S. Government securities	325	—	—	325
U.S. Government sponsored agency securities	2,376	21	—	2,397
State and municipal securities	301,842	13,763	(86)	315,519
Corporate debt securities	112,162	7,858	(7,178)	112,842
Collateralized mortgage obligations	1,195,234	16,008	(123)	1,211,119
Mortgage-backed securities	847,790	31,831	—	879,621
Auction rate securities	174,026	—	(24,687)	149,339
	$2,752,220	$74,497	$(32,992)	$2,793,725
Securities carried at $1.8 billion as of March 31, 2013 and December 31, 2012 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank ($74.5 million at March 31, 2013 and $71.7 million at December 31, 2012), common stocks of financial institutions ($42.5 million at March 31, 2013 and $44.2 million at December 31, 2012) and other equity investments ($6.9 million at March 31, 2013 and $6.7 million at December 31, 2012).
As of March 31, 2013, the financial institutions stock portfolio had a cost basis of $36.4 million and a fair value of $42.5 million, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $22.6 million. The fair value of this investment accounted for approximately 50% of the fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value.

The amortized cost and estimated fair values of debt securities as of March 31, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—	$36,715	$36,777
Due from one year to five years	—	—	64,996	69,357
Due from five years to ten years	—	—	179,933	190,269
Due after ten years	—	—	288,895	269,692
	—	—	570,539	566,095
Collateralized mortgage obligations	—	—	1,293,745	1,305,799
Mortgage-backed securities	257	279	789,048	816,063
	$257	$279	$2,653,332	$2,687,957
There were no gross realized losses on the sales of investment securities or other-than-temporary impairment losses recognized for investment securities during the three months ended March 31, 2013 and 2012. The following table presents information related to the gross realized gains on the sales of equity and debt securities (in thousands):

Three months ended March 31, 2013
Equity securities	$1,139
Debt securities	1,334
Total	$2,473
Three months ended March 31, 2012
Equity securities	$1,086
Debt securities	165
Total	$1,251
There were no changes in the total cumulative credit related other-than-temporary impairment charges during the three months ended March 31, 2013 and 2012. The cumulative credit related other-than-temporary impairment charges for debt securities still held by the Corporation at March 31, 2013 and 2012 were $23.1 million and $22.7 million, respectively.
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$—	$—	$80	$(1)	$80	$(1)
State and municipal securities	15,203	(170)	—	—	15,203	(170)
Corporate debt securities	2,992	(4)	44,513	(6,079)	47,505	(6,083)
Collateralized mortgage obligations	457,415	(3,225)	—	—	457,415	(3,225)
Mortgage-backed securities	25,033	(7)	—	—	25,033	(7)
Auction rate securities	10,954	(502)	143,596	(18,825)	154,550	(19,327)
Total debt securities	511,597	(3,908)	188,189	(24,905)	699,786	(28,813)
Equity securities	1,077	(60)	1,618	(181)	2,695	(241)
	$512,674	$(3,968)	$189,807	$(25,086)	$702,481	$(29,054)
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2013 to be other-than-temporarily impaired.
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
As of March 31, 2013, approximately $143 million, or 92%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $100 million, or 65%, AA rated. Approximately $12 million, or 8%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $8 million, or 72%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $151 million, or 97%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of March 31, 2013, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $154.6 million were not subject to any other-than-temporary impairment charges as of March 31, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2013.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	March 31, 2013		December 31, 2012
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$56,863	$52,523	$56,834	$51,656
Subordinated debt	47,315	51,652	47,286	51,747
Pooled trust preferred securities	5,530	8,356	5,530	6,927
Corporate debt securities issued by financial institutions	109,708	112,531	109,650	110,330
Other corporate debt securities	2,513	2,513	2,512	2,512
Available for sale corporate debt securities	$112,221	$115,044	$112,162	$112,842

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.3 million at March 31, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2013 or 2012. The Corporation held eight single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $22.9 million and an estimated fair value of $22.7 million at March 31, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.4 million at March 31, 2013 were not rated by any ratings agency.
The Corporation held ten pooled trust preferred securities as of March 31, 2013. Nine of these securities, with an amortized cost of $5.4 million and an estimated fair value of $8.2 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $115.0 million were not subject to any additional other-than-temporary impairment charges as of March 31, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE E – Loans and Allowance for Credit Losses
Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Real-estate - commercial mortgage	$4,729,930	$4,664,426
Commercial - industrial, financial and agricultural	3,658,483	3,612,065
Real-estate - home equity	1,689,446	1,632,390
Real-estate - residential mortgage	1,303,454	1,257,432
Real-estate - construction	597,597	584,118
Consumer	309,138	309,864
Leasing and other	78,801	75,521
Overdrafts	17,906	18,393
Loans, gross of unearned income	12,384,755	12,154,209
Unearned income	(7,467)	(7,238)
Loans, net of unearned income	$12,377,288	$12,146,971
Allowance for Credit Losses
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.
The Corporation’s allowance for credit losses includes: (1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Section 310-10-35; and (2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.
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
The following table presents the components of the allowance for credit losses:

	March 31, 2013	December 31, 2012
	(in thousands)
Allowance for loan losses	$220,041	$223,903
Reserve for unfunded lending commitments	1,486	1,536
Allowance for credit losses	$221,527	$225,439

The following table presents the activity in the allowance for credit losses for the three months ended March 31:

	2013	2012
	(in thousands)
Balance at beginning of period	$225,439	$258,177
Loans charged off	(22,106)	(30,259)
Recoveries of loans previously charged off	3,194	2,219
Net loans charged off	(18,912)	(28,040)
Provision for credit losses	15,000	28,000
Balance at end of period	$221,527	$258,137

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended March 31, 2013
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans charged off	(4,133)	(9,502)	(2,404)	(3,050)	(1,986)	(550)	(481)	—	(22,106)
Recoveries of loans previously charged off	1,064	379	331	81	671	506	162	—	3,194
Net loans charged off	(3,069)	(9,123)	(2,073)	(2,969)	(1,315)	(44)	(319)	—	(18,912)
Provision for loan losses (1)	4,126	5,590	2,998	1,917	32	(37)	354	70	15,050
Balance at March 31, 2013	$63,985	$56,672	$23,701	$33,484	$16,004	$2,286	$2,787	$21,122	$220,041
Three months ended March 31, 2012
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans charged off	(11,891)	(5,669)	(2,206)	(847)	(8,571)	(634)	(441)	—	(30,259)
Recoveries of loans previously charged off	816	636	20	73	64	350	260	—	2,219
Net loans charged off	(11,075)	(5,033)	(2,186)	(774)	(8,507)	(284)	(181)	—	(28,040)
Provision for loan losses (1)	7,615	9,893	2,428	2,639	9,627	(156)	1,058	(5,039)	28,065
Balance at March 31, 2012	$81,652	$79,756	$13,083	$24,851	$31,186	$1,643	$3,274	$21,051	$256,496

(1)
The provision for loan losses is gross of a $50,000 and $65,000 decrease, respectively, in the reserve for unfunded lending commitments for the three months ended March 31, 2013 and 2012. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $15.0 million and $28.0 million, respectively, for the three months ended March 31, 2013 and 2012.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment, as of March 31, 2013 and 2012:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at March 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$40,920	$38,988	$14,947	$10,075	$8,838	$2,271	$2,758	$21,122	$139,919
Evaluated for impairment under FASB ASC Section 310-10-35	23,065	17,684	8,754	23,409	7,166	15	29	N/A	80,122
	$63,985	$56,672	$23,701	$33,484	$16,004	$2,286	$2,787	$21,122	$220,041

Loans, net of unearned income at March 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$4,646,355	$3,591,753	$1,675,577	$1,247,976	$554,757	$309,120	$89,195	N/A	$12,114,733
Evaluated for impairment under FASB ASC Section 310-10-35	83,575	66,730	13,869	55,478	42,840	18	45	N/A	262,555
	$4,729,930	$3,658,483	$1,689,446	$1,303,454	$597,597	$309,138	$89,240	N/A	$12,377,288

Allowance for loan losses at March 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$50,619	$47,484	$9,549	$8,045	$17,551	$1,638	$3,253	$21,051	$159,190
Evaluated for impairment under FASB ASC Section 310-10-35	31,033	32,272	3,534	16,806	13,635	5	21	N/A	97,306
	$81,652	$79,756	$13,083	$24,851	$31,186	$1,643	$3,274	$21,051	$256,496

Loans, net of unearned income at March 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,523,691	$3,441,018	$1,595,522	$1,136,726	$581,381	$309,160	$71,094	N/A	$11,658,592
Evaluated for impairment under FASB ASC Section 310-10-35	110,737	77,210	6,358	40,748	66,319	8	32	N/A	301,412
	$4,634,428	$3,518,228	$1,601,880	$1,177,474	$647,700	$309,168	$71,126	N/A	$11,960,004

(1)
The unallocated allowance, which was approximately 10% and 8% of the total allowance for credit losses as of March 31, 2013 and March 31, 2012, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.
In March 2013, the Corporation sold $9.9 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $5.2 million during the three months ended March 31, 2013. Below is a summary of the transaction:

	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$7,690	$4,730	$740	$13,160
Charge-offs prior to sale	(2,420)	(710)	(150)	(3,280)
Net recorded investment in loans sold	5,270	4,020	590	9,880
Proceeds from sale, net of selling expenses	2,770	1,730	140	4,640
Total charge-off upon sale	$(2,500)	$(2,290)	$(450)	$(5,240)

Existing allocation for credit losses on sold loans	$(2,870)	$(1,960)	$(300)	$(5,130)

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructuring (TDRs). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively. All loans evaluated for impairment under FASB ASC Section

310-10-35 are measured for losses on a quarterly basis. As of March 31, 2013 and December 31, 2012, substantially all of the Corporation’s individually evaluated impaired loans with balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.
As of March 31, 2013 and 2012, approximately 73% and 82%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.
When updated certified appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated a strong loan-to-value position and, in the opinion of the Corporation's internal loan evaluation staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.
The following table presents total impaired loans by class segment as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$39,822	$30,090	$—	$44,649	$34,189	$—
Commercial - secured	37,359	32,713	—	40,409	30,112	—
Commercial - unsecured	—	—	—	132	131	—
Real estate - home equity	110	110	—	300	300	—
Real estate - residential mortgage	1,495	1,495	—	486	486	—
Construction - commercial residential	29,488	21,752	—	40,432	23,548	—
Construction - commercial	4,370	4,273	—	6,294	5,685	—
	112,644	90,433		132,702	94,451
With a related allowance recorded:
Real estate - commercial mortgage	65,660	53,485	23,065	69,173	55,443	21,612
Commercial - secured	44,282	32,614	16,633	52,660	39,114	17,187
Commercial - unsecured	1,420	1,403	1,051	2,142	2,083	1,597
Real estate - home equity	13,759	13,759	8,754	12,843	12,843	8,380
Real estate - residential mortgage	53,983	53,983	23,409	53,610	53,610	24,108
Construction - commercial residential	25,025	13,160	5,984	21,336	9,831	4,787
Construction - commercial	3,988	3,165	903	2,602	2,350	1,146
Construction - other	490	490	279	576	576	326
Consumer - direct	18	18	15	29	29	25
Leasing and other and overdrafts	45	45	29	10	10	7
	208,670	172,122	80,122	214,981	175,889	79,175
Total	$321,314	$262,555	$80,122	$347,683	$270,340	$79,175
As of March 31, 2013 and December 31, 2012, there were $90.4 million and $94.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount and, accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment for the three months ended March 31:

	2013		2012
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$32,140	$160	$43,647	$71
Commercial - secured	31,413	34	25,060	7
Commercial - unsecured	66	—	7	—
Real estate - home equity	205	1	350	—
Real estate - residential mortgage	991	12	246	2
Construction - commercial residential	22,650	63	30,863	25
Construction - commercial	4,979	2	3,221	2
	92,444	272	103,394	107
With a related allowance recorded:
Real estate - commercial mortgage	54,464	221	74,889	122
Commercial - secured	35,864	43	50,065	13
Commercial - unsecured	1,743	2	2,915	1
Real estate - home equity	13,301	16	5,576	—
Real estate - residential mortgage	53,797	339	40,088	390
Construction - commercial residential	11,496	42	27,062	22
Construction - commercial	2,758	3	2,035	2
Construction - other	533	1	1,150	1
Consumer - direct	24	—	188	—
Leasing and other and overdrafts	28	—	44	—
	174,008	667	204,012	551
Total	$266,452	$939	$307,406	$658

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2013 and 2012 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(dollars in thousands)
Real estate - commercial mortgage	$4,311,347	$4,255,334	$181,873	$157,640	$236,710	$251,452	$4,729,930	$4,664,426
Commercial - secured	3,168,623	3,081,215	114,558	137,277	183,053	194,952	3,466,234	3,413,444
Commercial -unsecured	183,280	187,200	5,264	5,421	3,705	6,000	192,249	198,621
Total commercial - industrial, financial and agricultural	3,351,903	3,268,415	119,822	142,698	186,758	200,952	3,658,483	3,612,065
Construction - commercial residential	167,745	156,538	49,784	52,434	70,437	79,581	287,966	288,553
Construction - commercial	232,765	211,470	2,426	2,799	11,467	12,081	246,658	226,350
Total construction (excluding Construction - other)	400,510	368,008	52,210	55,233	81,904	91,662	534,624	514,903
	$8,063,760	$7,891,757	$353,905	$355,571	$505,372	$544,066	$8,923,037	$8,791,394
% of Total	90.4%	89.8%	3.9%	4.0%	5.7%	6.2%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings change based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

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

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages and construction loans to individuals by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(dollars in thousands)
Real estate - home equity	$1,660,350	$1,602,541	$11,628	$12,645	$17,468	$17,204	$1,689,446	$1,632,390
Real estate - residential mortgage	1,240,156	1,190,873	26,937	32,123	36,361	34,436	1,303,454	1,257,432
Construction - other	61,908	67,447	575	865	490	904	62,973	69,216
Consumer - direct	163,059	159,616	3,148	3,795	2,624	3,170	168,831	166,581
Consumer - indirect	138,663	140,868	1,486	2,270	158	145	140,307	143,283
Total consumer	301,722	300,484	4,634	6,065	2,782	3,315	309,138	309,864
Leasing and other and overdrafts	88,185	85,946	844	711	211	19	89,240	86,676
	$3,352,321	$3,247,291	$44,618	$52,409	$57,312	$55,878	$3,454,251	$3,355,578
% of Total	97.0%	96.7%	1.3%	1.6%	1.7%	1.7%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$179,334	$184,832
Accruing loans greater than 90 days past due	29,325	26,221
Total non-performing loans	208,659	211,053
Other real estate owned (OREO)	23,820	26,146
Total non-performing assets	$232,479	$237,199

The following table presents TDRs, by class segment:

	March 31, 2013	December 31, 2012
	(in thousands)
Real-estate - residential mortgage	$33,095	$32,993
Real-estate - commercial mortgage	28,421	34,672
Construction - commercial residential	11,125	10,564
Commercial - secured	8,898	5,624
Real estate - home equity	1,537	1,518
Commercial - unsecured	133	121
Consumer - direct	12	17
Total accruing TDRs	83,221	85,509
Non-accrual TDRs (1)	33,215	31,244
Total TDRs	$116,436	$116,753

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of March 31, 2013 and December 31, 2012, there were $7.3 million and $7.4 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment, as of March 31, 2013 and 2012 that were modified during the three months ended March 31, 2013 and 2012:

	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	28	$3,966	13	$4,679
Real estate - commercial mortgage	5	2,652	4	5,669
Real estate - home equity	17	1,180	2	171
Construction - commercial residential	2	628	3	6,365
Commercial - secured	5	457	5	3,040
Commercial - unsecured	1	15	—	—
	58	$8,898	27	$19,924

The following table presents TDRs, by class segment, as of March 31, 2013 and 2012 that were modified within the previous 12 months and had a payment default during the three months ended March 31, 2013 and 2012:

	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	31	$5,849	8	$1,714
Real estate - commercial mortgage	12	6,893	9	4,088
Real estate - home equity	20	1,233	2	239
Construction - commercial residential	4	1,308	3	7,550
Commercial - secured	6	708	2	115
Construction - commercial	1	930	—	—
	74	$16,921	24	$13,706

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,023	$7,514	$3,651	$55,154	$58,805	$77,342	$4,652,588	$4,729,930
Commercial - secured	6,366	4,392	3,082	56,429	59,511	70,269	3,395,965	3,466,234
Commercial - unsecured	1,231	768	332	1,270	1,602	3,601	188,648	192,249
Total commercial - industrial, financial and agricultural	7,597	5,160	3,414	57,699	61,113	73,870	3,584,613	3,658,483
Real estate - home equity	8,116	3,512	5,136	12,332	17,468	29,096	1,660,350	1,689,446
Real estate - residential mortgage	18,884	8,053	13,978	22,383	36,361	63,298	1,240,156	1,303,454
Construction - commercial residential	461	—	132	23,787	23,919	24,380	263,585	287,965
Construction - commercial	—	—	72	7,438	7,510	7,510	239,148	246,658
Construction - other	575	—	—	490	490	1,065	61,909	62,974
Total real estate - construction	1,036	—	204	31,715	31,919	32,955	564,642	597,597
Consumer - direct	2,150	998	2,618	6	2,624	5,772	163,059	168,831
Consumer - indirect	1,269	217	158	—	158	1,644	138,663	140,307
Total consumer	3,419	1,215	2,776	6	2,782	7,416	301,722	309,138
Leasing and other and overdrafts	714	130	166	45	211	1,055	88,185	89,240
	$50,789	$25,584	$29,325	$179,334	$208,659	$285,032	$12,092,256	$12,377,288

	December 31, 2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,993	$8,473	$2,160	$54,960	$57,120	$78,586	$4,585,840	$4,664,426
Commercial - secured	8,013	8,030	1,060	63,602	64,662	80,705	3,332,739	3,413,444
Commercial - unsecured	461	12	199	2,093	2,292	2,765	195,856	198,621
Total commercial - industrial, financial and agricultural	8,474	8,042	1,259	65,695	66,954	83,470	3,528,595	3,612,065
Real estate - home equity	9,579	3,066	5,579	11,625	17,204	29,849	1,602,541	1,632,390
Real estate - residential mortgage	21,827	10,296	13,333	21,103	34,436	66,559	1,190,873	1,257,432
Construction - commercial residential	466	—	251	22,815	23,066	23,532	265,020	288,552
Construction - commercial	—	—	—	8,035	8,035	8,035	218,315	226,350
Construction - other	865	—	328	576	904	1,769	67,447	69,216
Total real estate - construction	1,331	—	579	31,426	32,005	33,336	550,782	584,118
Consumer - direct	2,842	953	3,157	13	3,170	6,965	159,616	166,581
Consumer - indirect	1,926	344	145	—	145	2,415	140,868	143,283
Total consumer	4,768	1,297	3,302	13	3,315	9,380	300,484	309,864
Leasing and other and overdrafts	662	49	9	10	19	730	85,946	86,676
	$59,634	$31,223	$26,221	$184,832	$211,053	$301,910	$11,845,061	$12,146,971

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of period	$39,737	$34,666
Originations of mortgage servicing rights	4,227	2,778
Amortization	(2,958)	(2,185)
Balance at end of period	$41,006	$35,259

Valuation allowance	$(3,680)	$(1,550)

Net MSRs at end of period	$37,326	33,709
MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. No adjustment to the valuation allowance was necessary as of March 31, 2013.

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
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2013	2012
	(in thousands)
Stock-based compensation expense	$847	$713
Tax benefit	(224)	(159)
Stock-based compensation expense, net of tax	$623	$554

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Restricted stock awards under the Directors' Plan generally vest one year from the date of grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of March 31, 2013, the Employee Option Plan had 11.8 million shares reserved for future grants through 2013. On April 1, 2013, the Corporation granted approximately 618,000 stock options and 342,000 shares of restricted stock under its Employee Option Plan. As of March 31, 2013, the Directors’ Plan had 469,000 shares reserved for future grants through 2021. On May 1, 2013, the Corporation granted approximately 18,000 shares of restricted stock under its Directors’ Plan.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended March 31
	2013	2012
	(in thousands)
Service cost (1)	$51	$39
Interest cost	772	806
Expected return on plan assets	(800)	(808)
Net amortization and deferral	596	420
Net periodic benefit cost	$619	$457

(1)
The Pension Plan service cost recorded for the three months ended March 31, 2013 and 2012, respectively, was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The net periodic benefit cost for the Corporation’s Postretirement Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended March 31
	2013	2012
	(in thousands)
Service cost	$57	$53
Interest cost	81	87
Expected return on plan assets	—	(1)
Net accretion and deferral	(91)	(91)
Net periodic benefit cost	$47	$48

NOTE I – Derivative Financial Instruments
The Corporation manages its exposure to certain interest rate and foreign currency price risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and they are not entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair values recognized directly in earnings as components of non-interest income and non-interest expense on the Corporation's consolidated statements of income.
Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when appropriate.
Mortgage Banking Derivatives
In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans or interest rate locks at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair values during the period recorded within mortgage banking income on the consolidated statements of income.
Interest Rate Swaps
The Corporation executes interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. These interest rate swaps are derivative financial instruments that are recorded at their fair values within other assets and liabilities on the consolidated balance sheets. Changes in fair values during the period are recorded within other expense on the consolidated statements of income.
Foreign Exchange Contracts
The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. The Corporation offsets its foreign exchange contract exposure with customers by entering into contracts with third-party correspondent financial institutions to mitigate its exposure to fluctuations in foreign currency exchange rates. The Corporation also holds certain amounts of foreign currency with international correspondent banks. At any given time, the total net foreign currency open position, which includes all outstanding contracts and foreign account balances, is less than $500,000. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair values during the period recorded within other service charges and fees on the consolidated statements of income.
The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2013		December 31, 2012
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$232,548	$4,412	$314,416	$6,912
Negative fair values	16,306	(193)	9,714	(155)
Net interest rate locks with customers		4,219		6,757
Forward Commitments
Positive fair values	14,792	396	79,152	707
Negative fair values	229,351	(176)	236,500	(915)
Net forward commitments		220		(208)
Interest Rate Swaps
Interest rate swaps with customers	146,789	6,682	130,841	7,090
Interest rate swaps with counterparties	146,789	(6,682)	130,841	(7,090)
Foreign Exchange Contracts with Customers
Positive fair values	17,645	399	1,941	137
Negative fair values	9,626	(150)	10,199	(348)
Net foreign exchange contracts with customers		249		(211)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	42,386	1,422	60,106	1,064
Negative fair values	32,907	(1,061)	37,557	(1,121)
Net foreign exchange contracts with correspondent banks		361		(57)
Net derivative fair value asset		$5,049		$6,281

The following table presents a summary of the fair value gains and losses on derivative financial instruments for the three months ended March 31:

	2013	2012
	(in thousands)
Interest rate locks with customers	$(2,538)	$809
Forward commitments	428	3,346
Interest rate swaps with customers	(408)	525
Interest rate swaps with counterparties	408	(525)
Foreign exchange contracts with customers	460	(1,050)
Foreign exchange contracts with correspondent banks	418	1,551
Net fair value gains (losses) on derivative financial instruments	$(1,232)	$4,656

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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit	$4,096,386	$4,011,741
Standby letters of credit	418,963	425,095
Commercial letters of credit	33,585	26,191
The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit. See Note E, "Loans and Allowance for Credit Losses," for additional details.
Residential Lending
Residential mortgages are originated and sold by the Corporation through Fulton Mortgage Company, which operates as a division of each of the Corporation's subsidiary banks. Residential mortgage loans sold are primarily conforming, prime loans sold to government sponsored agencies such as the Federal National Mortgage Association (Fannie Mae).
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of March 31, 2013 and December 31, 2012, total outstanding repurchase requests totaled approximately $3.6 million and $4.5 million, respectively.
From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program in 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of March 31, 2013, the unpaid principal balance of loans sold under the MPF Program was approximately $212 million. As of March 31, 2013 and December 31, 2012, the reserve for estimated credit losses related to loans sold under the MPF Program was $3.4 million. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit loss methodology.
As of March 31, 2013 and December 31, 2012, the total reserve for losses on residential mortgage loans sold was $5.8 million and $6.0 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of March 31, 2013 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
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
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2013	December 31, 2012
	(in thousands)
Cost	$61,590	$65,745
Fair value	63,045	67,899
During the three months ended March 31, 2013 and 2012, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $699,000 and $126,000, respectively.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$63,045	$—	$63,045
Available for sale investment securities:
Equity securities	49,420	—	—	49,420
U.S. Government securities	—	325	—	325
U.S. Government sponsored agency securities	—	894	—	894
State and municipal securities	—	295,193	—	295,193
Corporate debt securities	—	103,318	11,726	115,044
Collateralized mortgage obligations	—	1,305,799	—	1,305,799
Mortgage-backed securities	—	816,063	—	816,063
Auction rate securities	—	—	154,639	154,639
Total available for sale investments	49,420	2,521,592	166,365	2,737,377
Other assets	15,863	11,503	—	27,366
Total assets	$65,283	$2,596,140	$166,365	$2,827,788
Other liabilities	$15,249	$7,052	$—	$22,301

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$67,899	$—	$67,899
Available for sale investment securities:
Equity securities	50,873	—	—	50,873
U.S. Government securities	—	325	—	325
U.S. Government sponsored agency securities	—	2,397	—	2,397
State and municipal securities	—	315,519	—	315,519
Corporate debt securities	—	102,555	10,287	112,842
Collateralized mortgage obligations	—	1,211,119	—	1,211,119
Mortgage-backed securities	—	879,621	—	879,621
Auction rate securities	—	—	149,339	149,339
Total available for sale investments	50,873	2,511,536	159,626	2,722,035
Other assets	15,259	14,710	—	29,969
Total assets	$66,132	$2,594,145	$159,626	$2,819,903
Other liabilities	$15,524	$8,161	$—	$23,685
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2013 and December 31, 2012 were measured as the price that secondary market investors were offering for loans with similar characteristics.

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

•
Equity securities – Equity securities consist of stocks of financial institutions ($42.5 million at March 31, 2013 and $44.2 million at December 31, 2012) and other equity investments ($6.9 million at March 31, 2013 and $6.7 million at December 31, 2012). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($74.5 million at March 31, 2013 and $71.7 million at December 31, 2012) have been excluded from the preceding tables.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($51.7 million at March 31, 2013 and December 31, 2012), single-issuer trust preferred securities issued by financial institutions ($52.5 million at March 31, 2013 and $51.7 million at December 31, 2012), pooled trust preferred securities issued by financial institutions ($8.4 million at March 31, 2013 and $6.9 million at December 31, 2012) and other corporate debt issued by non-financial institutions ($2.5 million at March 31, 2013 and December 31, 2012).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $49.1 million and $48.3 million of single-issuer trust preferred securities held at March 31, 2013 and December 31, 2012, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Classified as Level 3 investments are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.4 million at March 31, 2013 and December 31, 2012). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($14.0 million at March 31, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($1.8 million at March 31, 2013 and $1.2 million at December 31, 2012).

The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($4.8 million at March 31, 2013 and $7.6 million at

December 31, 2012) and the fair value of interest rate swaps with customers ($6.7 million at March 31, 2013 and $7.1 million at December 31, 2012).
The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date.
See Note I, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($14.0 million at March 31, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($1.2 million at March 31, 2013 and $1.5 million at December 31, 2012). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($369,000 at March 31, 2013 and $1.1 million at December 31, 2012) and the fair value of interest rate swaps with counterparties ($6.7 million at March 31, 2013 and $7.1 million at December 31, 2012). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31:

	2013
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at December 31, 2012	$6,927	$3,360	$149,339
Unrealized adjustment to fair value (1)	1,429	7	5,360
Settlements - calls	—	—	(342)
Discount accretion (2)	—	3	282
Balance at March 31, 2013	$8,356	$3,370	$154,639

	2012
Balance at December 31, 2011	$5,109	$4,180	$225,211
Unrealized adjustment to fair value (1)	177	178	(2,164)
Settlements - calls	(223)	—	(317)
(Premium amortization) discount accretion (2)	(1)	2	1,147
Balance at March 31, 2012	$5,062	$4,360	$223,877

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
Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$182,433	$182,433
Other financial assets	—	—	61,146	61,146
Total assets	$—	$—	$243,579	$243,579

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$191,165	$191,165
Other financial assets	—	—	62,203	62,203
Total assets	$—	$—	$253,368	$253,368
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

•
Other financial assets – This category includes OREO ($23.8 million at March 31, 2013 and $26.1 million at December 31, 2012) and MSRs, net of the MSRs valuation reserve ($37.3 million at March 31, 2013 and $36.1 million at December 31, 2012), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. Significant inputs to the valuations include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections for mortgage-backed securities with rates and terms comparable to the loans underlying the MSRs. The annual constant prepayment rates used in the March 31, 2013 discounted cash flows valuation ranged from 9.5% to 15.4%, and were based on the weighted average remaining term of the loans in each stratum.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2013 and December 31, 2012. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	March 31, 2013		December 31, 2012
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$174,479	$174,479	$256,300	$256,300
Interest-bearing deposits with other banks	97,202	97,202	173,257	173,257
Loans held for sale (1)	63,045	63,045	67,899	67,899
Securities held to maturity	257	279	292	319
Securities available for sale (1)	2,811,847	2,811,847	2,793,725	2,793,725
Loans, net of unearned income (1)	12,377,288	12,345,838	12,146,971	12,129,971
Accrued interest receivable	47,485	47,485	45,786	45,786
Other financial assets (1)	260,857	260,857	201,069	201,069
FINANCIAL LIABILITIES
Demand and savings deposits	$9,120,164	$9,120,164	$9,100,825	$9,100,825
Time deposits	3,268,296	3,291,037	3,383,338	3,413,060
Short-term borrowings	1,126,966	1,126,966	868,399	868,399
Accrued interest payable	21,393	21,393	19,330	19,330
Other financial liabilities (1)	69,219	69,219	58,255	58,255
Federal Home Loan Bank advances and long-term debt	889,211	843,624	894,253	853,547

(1)
Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are disclosed above.

For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value on the Corporation’s consolidated balance sheets, book value was considered to be a reasonable estimate of fair value and these financial instruments would, therefore, be categorized as Level 1 items under FASB ASC Topic 820.
The following instruments are predominantly short-term:

Assets	Liabilities
Cash and due from banks	Demand and savings deposits
Interest bearing deposits	Short-term borrowings
Accrued interest receivable	Accrued interest payable
The estimated fair values of securities held to maturity as of March 31, 2013 and December 31, 2012 were generally based on valuations performed by a third-party pricing service commonly used in the banking industry. Management tests the values provided by the pricing service by obtaining securities prices from an alternative third party source and comparing the results. These securities would be categorized as Level 2 assets under FASB Topic 820.
Estimated fair values for loans and time deposits were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, as defined in FASB ASC Topic 820.
The fair values of FHLB advances and long-term debt were estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with similar remaining maturities as of the balance sheet date. These borrowings would be categorized within Level 2 liabilities under FASB ASC Topic 820.
The fair values of commitments to extend credit and standby letters of credit are estimated to equal their carrying amounts.

NOTE M – Common Stock Repurchase Plan
On January 3, 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to eight million shares, or approximately 4% of its outstanding shares, through June 30, 2013. Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time. Approximately 4.2 million shares were repurchased during the three months ended March 31, 2013 under this program; approximately 3.8 million shares remain authorized for repurchase.

NOTE N – Reclassifications

Certain amounts in the 2012 consolidated financial statements and notes have been reclassified to conform to the 2013 presentation.

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

•	non-interest income growth, including the impact of potential regulatory changes;

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses, amortization of intangible assets and goodwill impairment;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the increasing time and expense associated with regulatory compliance and risk management;

•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards;

•	operational risk, i.e. the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events; and

•	acquisition and growth strategies, including the impact of a less robust merger and acquisition environment in the banking industry and increased regulatory scrutiny.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios as of or for the three months ended March 31:

	2013	2012
Income before income taxes (in thousands)	$50,967	$51,664
Net income (in thousands)	$39,227	$38,132
Diluted net income per share	$0.20	$0.19
Return on average assets	0.96%	0.94%
Return on average equity	7.67%	7.61%
Net interest margin (1)	3.55%	3.85%
Non-performing assets to total assets	1.39%	1.92%
Annualized net charge-offs to average loans	0.62%	0.94%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
The Corporation’s income before income taxes for the first quarter of 2013 decreased $697,000, or 1.3%, compared to the first quarter of 2012. Results for the first three months of 2013 were driven by a decrease in the provision for credit losses, due to improving asset quality, a decline in net interest income and a decrease in non-interest income.
Asset Quality - For the three months ended March 31, 2013, the Corporation's provision for credit losses decreased $13.0 million, or 46.4%, in comparison to the first quarter of 2012. Non-performing loans decreased $75.3 million, or 26.5%. The total past due rate was 2.30% as of March 31, 2013, compared to 3.09% as of March 31, 2012. Loans 30 to 89 days past due totaled $76.4 million, the lowest level of such delinquencies since the first quarter of 2008. Annualized net charge-offs to loans outstanding were 0.62% for the first quarter of 2013, compared to 0.94% for the first quarter of 2012. Total net charge-offs of $18.9 million for the three months ended March 31, 2013 represented the lowest level of net charge-offs since the third quarter of 2008.
Net Interest Income and Net Interest Margin - Net interest income decreased $9.1 million, or 6.5%, for the three months ended March 31, 2013 in comparison to the same period in 2012. Net interest margin decreased 30 basis points, or 7.8%, in comparison to the first quarter of 2012 due to a decrease in yields on interest-earning assets, partially offset by a decrease in the cost of interest-bearing liabilities. The Corporation expects continued pressure on net interest margin as long as interest rates remain at their current levels. The current protracted low interest rate environment will continue to drive asset yields lower. Decreases in the cost of funds will lesson the expected decrease in net interest margin to a certain extent, but will not fully offset the expected drop in asset yields.
The effect of the decrease in the net interest margin was somewhat mitigated by average interest-earning asset growth, which is one of the Corporation's strategic priorities for 2013. Average interest-earning assets increased $318.7 million, or 2.1%, in comparison to the first quarter of 2012, primarily due to a $276.2 million, or 2.3%, increase in average loans over the same period. This increase included a $126.0 million, 1.5%, increase in commercial loans and commercial mortgages, a result of growth in new customers and additional borrowings from existing customers. Residential mortgages grew $145.2 million, or 12.8%, as certain 15-year mortgages were held in portfolio rather than being sold during the second half of 2012.
Non-interest Income - During the three months ended March 31, 2013, non-interest income, excluding investment securities gains, decreased $5.6 million, or 11.1%, in comparison to the same period in 2012. In December 2012, the Corporation's Fulton Bank, N.A. subsidiary sold its Global Exchange Group division (Global Exchange). Global Exchange provided international payment solutions to meet the needs of companies, law firms and professionals. As a result of this sale, foreign currency processing revenue decreased $2.0 million, or 85.0%, in comparison to the first quarter of 2012.
Also contributing to the decrease in non-interest income was a $1.9 million, or 18.7%, decrease in mortgage banking income. The decrease was due to a decrease in new loan commitments, partially offset by a slight increase in pricing spreads.
Capital Deployment - The Corporation's dividend to common shareholders was $0.08 per share for the first quarter of 2013, a one cent increase from $0.07 per share in first quarter of 2012.
On January 3, 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to eight million shares, or approximately 4% of its outstanding shares, through June 30, 2013. During the first quarter of 2013, the Corporation repurchased approximately 4.2 million shares under this program. The Corporation's goal is to complete the repurchase program in its entirety, as permitted by securities laws and other legal requirements, and subject to market conditions. As of May 8, 2013, the Corporation had repurchased 5.9 million shares under this program.
Quarter Ended March 31, 2013 compared to the Quarter Ended March 31, 2012
Net Interest Income
FTE net interest income decreased $9.0 million, or 6.3%, from $142.9 million in the first quarter of 2012 to $133.9 million in the first quarter of 2013. This decrease was primarily due to a 30 basis point, or 7.8%, decrease in the net interest margin, from 3.85% for the first quarter of 2012 to 3.55% for the first quarter of 2013. The compression in the net interest margin resulted from the net effect of a 48 basis point, or 10.4%, decrease in yields on interest-earning assets and a 21 basis point, or 21.2%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2013 as compared to the same period in 2012. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2013			2012
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,257,280	$136,948	4.53%	$11,981,099	$147,046	4.93%
Taxable investment securities (3)	2,421,178	13,397	2.22	2,402,158	18,661	3.11
Tax-exempt investment securities (3)	292,118	3,814	5.22	294,724	4,157	5.64
Equity securities (3)	118,367	917	3.12	115,593	780	2.71
Total investment securities	2,831,663	18,128	2.56	2,812,475	23,598	3.36
Loans held for sale	47,885	495	4.14	40,478	431	4.26
Other interest-earning assets	117,850	22	0.07	101,957	53	0.21
Total interest-earning assets	15,254,678	155,593	4.13%	14,936,009	171,128	4.61%
Noninterest-earning assets:
Cash and due from banks	202,507			262,741
Premises and equipment	226,466			212,567
Other assets	1,070,170			1,112,429
Less: Allowance for loan losses	(227,858)			(266,092)
Total Assets	$16,525,963			$16,257,654
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,705,835	$877	0.13%	$2,464,452	$1,036	0.17%
Savings deposits	3,334,305	1,023	0.12	3,349,502	1,810	0.22
Time deposits	3,321,309	8,501	1.04	3,951,908	13,404	1.36
Total interest-bearing deposits	9,361,449	10,401	0.45	9,765,862	16,250	0.67
Short-term borrowings	1,032,122	509	0.20	728,102	281	0.15
FHLB advances and long-term debt	891,173	10,768	4.87	983,304	11,665	4.76
Total interest-bearing liabilities	11,284,744	21,678	0.78%	11,477,268	28,196	0.99%
Noninterest-bearing liabilities:
Demand deposits	2,968,777			2,566,312
Other	198,944			197,463
Total Liabilities	14,452,465			14,241,043
Shareholders’ equity	2,073,498			2,016,611
Total Liabilities and Shareholders’ Equity	$16,525,963			$16,257,654
Net interest income/net interest margin (FTE)		133,915	3.55%		142,932	3.85%
Tax equivalent adjustment		(4,271)			(4,237)
Net interest income		$129,644			$138,695

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates for the three months ended March 31:

	2013 vs. 2012 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$3,050	$(13,148)	$(10,098)
Taxable investment securities	144	(5,408)	(5,264)
Tax-exempt investment securities	(37)	(306)	(343)
Equity securities	19	118	137
Loans held for sale	75	(11)	64
Other interest-earning assets	7	(38)	(31)
Total interest income	$3,258	$(18,793)	$(15,535)
Interest expense on:
Demand deposits	$87	$(246)	$(159)
Savings deposits	(8)	(779)	(787)
Time deposits	(1,976)	(2,927)	(4,903)
Short-term borrowings	132	96	228
FHLB advances and long-term debt	(1,152)	255	(897)
Total interest expense	$(2,917)	$(3,601)	$(6,518)
Note: Changes which are attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 48 basis point, or 10.4%, decrease in yields on average interest-earnings assets resulted in an $18.8 million decrease in FTE interest income, partially offset by a $3.3 million increase in FTE interest income as a result of a $318.7 million, or 2.1%, increase in average interest-earning assets.
Average investments increased $19.2 million, or 0.7%. The average yield on investments decreased 80 basis points, or 23.8%, from 3.36% in the first quarter of 2012 to 2.56% in the first quarter of 2013 as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were at yields that were lower than the overall portfolio yield. An $865,000 decrease in discount accretion on auction rate securities contributed 13 basis points to the decrease in average investment yields. Net premium amortization on mortgage-backed securities was essentially unchanged from the first quarter of 2012.
Average loans, by type, are summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,666,494	$4,617,507	$48,987	1.1%
Commercial – industrial, financial and agricultural	3,662,566	3,585,520	77,046	2.1
Real estate – home equity	1,662,173	1,611,565	50,608	3.1
Real estate – residential mortgage	1,283,168	1,137,964	145,204	12.8
Real estate – construction	591,338	641,574	(50,236)	(7.8)
Consumer	305,480	312,234	(6,754)	(2.2)
Leasing and other	86,061	74,735	11,326	15.2
Total	$12,257,280	$11,981,099	$276,181	2.3%

Average loans increased $276.2 million, or 2.3%, during the first quarter of 2013. The growth in commercial mortgages and commercial loans was driven by a combination of loans to new customers and greater credit demand from existing customers. The $145.2 million increase in average residential mortgages was primarily due to the Corporation electing to retain certain 15-year fixed rate residential mortgages in portfolio during the second half of 2012 instead of selling them to third-party investors.
The average yield on loans decreased 40 basis points, or 8.1%, from 4.93% in 2012 to 4.53% in 2013. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, increased refinancing activity, the elimination of interest rate floors on certain loans and new loan production at lower rates.
Interest expense decreased $6.5 million, or 23.1%, from $28.2 million in the first quarter of 2012 to $21.7 million in the first quarter of 2013. Interest expense decreased $3.6 million due to a 21 basis point, or 21.2%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $2.9 million as a result of a $192.5 million, or 1.7%, decline in average interest-bearing liabilities.
Average deposits, by type, are summarized in the following table:

	Three months ended March 31		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,968,777	$2,566,312	$402,465	15.7%
Interest-bearing demand	2,705,835	2,464,452	241,383	9.8
Savings	3,334,305	3,349,502	(15,197)	(0.5)
Total demand and savings	9,008,917	8,380,266	628,651	7.5
Time deposits	3,321,309	3,951,908	(630,599)	(16.0)
Total deposits	$12,330,226	$12,332,174	$(1,948)	—%
The $628.7 million, or 7.5%, increase in total demand and savings accounts was due to increases in personal and business account balances, offset by a $630.6 million, or 16.0%, decrease in time deposits.
The average cost of interest-bearing deposits decreased 22 basis points, or 32.8%, from 0.67% in 2012 to 0.45% in 2013 due to the repricing of time deposits to lower rates, and, to a lesser degree, a reduction in rates paid on interest-bearing demand and savings deposits. During the first quarter of 2013, excluding early redemptions, $619.2 million of time deposits matured at a weighted average rate of 0.63%, while approximately $552.1 million of time deposits were issued at a weighted average rate of 0.31%.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Three months ended March 31		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$165,109	$200,542	$(35,433)	(17.7)%
Customer short-term promissory notes	112,041	155,071	(43,030)	(27.7)
Total short-term customer funding	277,150	355,613	(78,463)	(22.1)
Federal funds purchased	709,779	363,973	345,806	95.0
Short-term Federal Home Loan Bank (FHLB) advances (1)	45,193	8,516	36,677	430.7
Total short-term borrowings	1,032,122	728,102	304,020	41.8
Long-term debt:
FHLB advances	521,699	612,451	(90,752)	(14.8)
Other long-term debt	369,474	370,853	(1,379)	(0.4)
Total long-term debt	891,173	983,304	(92,131)	(9.4)
Total borrowings	$1,923,295	$1,711,406	$211,889	12.4%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $304.0 million, or 41.8%, primarily due to an increase in Federal funds purchased, while the $92.1 million decrease in long-term debt was due to the repayment of FHLB advances, which were not replaced with new long-term borrowings.
The average cost of total borrowings decreased 44 basis points, or 15.7%, from 2.80% in 2012 to 2.36% in 2013, primarily due due to the repayment of higher cost long-term FHLB advances, which were replaced with lower cost short-term FHLB advances and Federal funds purchased during the first quarter of 2013.

Provision for Credit Losses
The provision for credit losses was $15.0 million for the first quarter of 2013, a decrease of $13.0 million, or 46.4%, in comparison to the first quarter of 2012 due to improvements in asset quality, as shown by a reduction in non-performing loans and overall delinquency rates.
The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance. The Corporation determines the appropriate level of the allowance for credit losses based on its allowance methodology, which considers various quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended March 31		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Overdraft fees	$7,461	$7,965	$(504)	(6.3)%
Cash management fees	2,832	2,613	219	8.4
Other	3,818	4,264	(446)	(10.5)
Service charges on deposit accounts	14,111	14,842	(731)	(4.9)
Investment management and trust services	10,096	9,377	719	7.7
Merchant fees	3,074	2,859	215	7.5
Debit card income	2,084	2,101	(17)	(0.8)
Letter of credit fees	1,234	1,317	(83)	(6.3)
Foreign currency processing income	359	2,392	(2,033)	(85.0)
Other	1,759	1,886	(127)	(6.7)
Other service charges and fees	8,510	10,555	(2,045)	(19.4)
Mortgage banking income	8,173	10,050	(1,877)	(18.7)
Credit card income	2,171	1,898	273	14.4
Other	1,725	3,665	(1,940)	(52.9)
Total, excluding investment securities gains	44,786	50,387	(5,601)	(11.1)
Investment securities gains	2,473	1,251	1,222	97.7
Total	$47,259	$51,638	$(4,379)	(8.5)%
The $504,000, or 6.3%, decrease in overdraft fee income included a $303,000 decrease on personal accounts and a $201,000 decrease on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid, largely due to changes in customer behavior.
The $719,000, or 7.7%, increase in investment management and trust income was primarily due to a $524,000, or 14.1%, increase in brokerage revenue and a $310,000, or 5.6%, increase in trust commissions. These increases resulted from improving market conditions, which increased the values of assets under management, and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Foreign currency processing revenue decreased $2.0 million, or 85.0%, from the first quarter of 2012 due to the sale of Global Exchange in the fourth quarter of 2012.

Mortgage banking income decreased $1.9 million, or 18.7%, from the first quarter of 2012. Gains on sales of mortgage loans decreased $1.4 million, or 14.3%, due to a $102.2 million, or 16.6% decrease in new loan commitments, partially offset by a 2.7% increase in pricing spreads. The decrease in in new loan commitments was mainly from lower refinancing volumes in 2013.
The $273,000, or 14.4%, increase in credit card income was primarily due to an increase in the number of accounts over the prior year. The $1.9 million, or 52.9%, decrease in other income was largely due to $1.5 million of gains on the sale of two branches and one operations facility in the first quarter of 2012.
Investment securities gains of $2.5 million for the first quarter of 2013 included $1.1 million of net realized gains on financial institution stocks and $1.3 million of realized gains on the sales of debt securities. Investment securities gains for the first quarter of 2012 included $1.1 million of realized gains on the sales of stocks of financial institutions and $165,000 of realized gains on the sales of debt securities.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Salaries and employee benefits	$61,212	$60,360	$852	1.4%
Net occupancy expense	11,844	10,935	909	8.3
Equipment expense	3,908	3,369	539	16.0
Data processing	3,903	3,688	215	5.8
Professional fees	3,047	2,582	465	18.0
Other outside services	2,860	2,913	(53)	(1.8)
Other real estate owned (OREO) and repossession expense	2,854	3,295	(441)	(13.4)
FDIC insurance expense	2,847	3,021	(174)	(5.8)
Software	2,748	2,175	573	26.3
Marketing	1,872	2,472	(600)	(24.3)
Telecommunications	1,804	1,901	(97)	(5.1)
Operating risk loss	1,766	3,368	(1,602)	(47.6)
Postage	1,264	1,285	(21)	(1.6)
Supplies	1,196	1,225	(29)	(2.4)
Intangible amortization	534	801	(267)	(33.3)
Other	7,277	7,279	(2)	—
Total	$110,936	$110,669	$267	0.2%
Salaries and employee benefits increased $852,000, or 1.4%, with salaries increasing $1.2 million, or 2.3%, and employee benefits decreasing $311,000, or 2.9%. The increase in salaries was primarily due to normal merit increases and the hiring of additional personnel. The $311,000 decrease in employee benefits was primarily due to a decrease in healthcare costs, partially offset by an increase in defined benefit plan expense and defined contribution plan expense.
Net occupancy expense increased $909,000, or 8.3%, partially as a result of the addition of new branches in late 2012 and an increase in rent expense. Equipment expense increased $539,000, or 16.0%, due to an increase in depreciation expense related to the addition of assets supporting the Corporation's information technology infrastructure. Data processing increased $215,000, or 5.8%, primarily due to an increase in transaction volumes. Professional fees increased $465,000, or 18.0%, due to an increase in legal costs associated with compliance and risk management efforts and higher workout costs associated with problem assets.
OREO and repossession expense decreased $441,000, or 13.4%, due to a $364,000 decrease in repossession expense and a $308,000 decrease in property maintenance costs, partially offset by a $349,000 increase in valuation provisions on OREO properties. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets.
The $600,000, or 24.3%, decrease in marketing expense was primarily due to the timing of various marketing promotions.The $1.6 million decrease in operating risk loss was due to a $2.4 million decrease in provisions for losses associated with previously sold residential mortgages, partially offset by a $478,000 increase in charges related to debit card fraud losses. Provisions for losses on mortgages were $181,000 in the first quarter of 2013, as compared to $2.6 million in the first quarter of 2012. See Note

J, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details. Software expense increased $573,000, or 26.3%, due to increased maintenance costs.
The Corporation expects to complete a core processing system conversion during 2013, which will generate certain non-recurring expenses. Total non-recurring expenses related to the core conversion were approximately $340,000 in the first quarter of 2013 and $114,000 in the first quarter of 2012. These expenses are expected to total approximately $3.6 million in 2013, as compared to $988,000 in 2012.
Income Taxes
Income tax expense for the first quarter of 2013 was $11.7 million, a $1.8 million, or 13.2%, decrease from $13.5 million for the first quarter of 2012.
The Corporation’s effective tax rate was 23.0% in 2013, as compared to 26.2% in 2012. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate in comparison to the first quarter of 2012 was partially due to a $594,000 increase in net credits on such investments. In addition, a $982,000 ($638,000, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets was recorded as a credit to income tax expense. This decrease resulted from an improvement in forecasts for state taxable income that will allow a larger portion of this deferred tax asset to be realized.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (decrease)
	March 31, 2013	December 31, 2012	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$174,479	$256,300	$(81,821)	(31.9)%
Interest-bearing deposits with other banks	97,202	173,257	(76,055)	(43.9)
Loans held for sale	63,045	67,899	(4,854)	(7.1)
Investment securities	2,812,104	2,794,017	18,087	0.6
Loans, net of allowance	12,157,247	11,923,068	234,179	2.0
Premises and equipment	226,754	227,723	(969)	(0.4)
Goodwill and intangible assets	534,987	535,563	(576)	(0.1)
Other assets	616,919	555,270	61,649	11.1
Total Assets	$16,682,737	$16,533,097	$149,640	0.9%
Liabilities and Shareholders’ Equity
Deposits	$12,388,460	$12,484,163	$(95,703)	(0.8)%
Short-term borrowings	1,126,966	868,399	258,567	29.8
Long-term debt	889,211	894,253	(5,042)	(0.6)
Other liabilities	216,337	204,626	11,711	5.7
Total Liabilities	14,620,974	14,451,441	169,533	1.2
Total Shareholders’ Equity	2,061,763	2,081,656	(19,893)	(1.0)
Total Liabilities and Shareholders’ Equity	$16,682,737	$16,533,097	$149,640	0.9%
Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	March 31, 2013			December 31, 2012			Increase (decrease)
	HTM	AFS	Total	HTM	AFS	Total	$	%
	(dollars in thousands)
U.S. Government securities	$—	$325	$325	$—	$325	$325	—	—%
U.S. Government sponsored agency securities	—	894	894	—	2,397	2,397	(1,503)	(62.7)%
State and municipal securities	—	295,193	295,193	—	315,519	315,519	(20,326)	(6.4)%
Corporate debt securities	—	115,044	115,044	—	112,842	112,842	2,202	2.0%
Collateralized mortgage obligations	—	1,305,799	1,305,799	—	1,211,119	1,211,119	94,680	7.8%
Mortgage-backed securities	257	816,063	816,320	292	879,621	879,913	(63,593)	(7.2)%
Auction rate securities	—	154,639	154,639	—	149,339	149,339	5,300	3.5%
Total debt securities	257	2,687,957	2,688,214	292	2,671,162	2,671,454	16,760	0.6%
Equity securities	—	123,890	123,890	—	122,563	122,563	1,327	1.1%
Total	$257	$2,811,847	$2,812,104	$292	$2,793,725	$2,794,017	$18,087	0.6%
Total investment securities increased $18.1 million, or 0.6%, to $2.8 billion at March 31, 2013, due mainly to an increase in collateralized mortgage obligations, partially offset by decreases in mortgage-backed securities and state and municipal holdings. The Corporation's investment of portfolio cash flows and proceeds from borrowings during the first quarter of 2013 were used to purchase collateralized mortgage obligations with an average life of four years to provide for more structured cash flows, thereby limiting price and extension risk in the current low interest rate environment.
The net unrealized gain on available for sale investment securities was $40.9 million as of March 31, 2013 compared to $41.5 million as of December 31, 2012. See additional details regarding investment security price risk within Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (decrease)
	March 31, 2013	December 31, 2012	$	%
	(in thousands)
Real-estate – commercial mortgage	$4,729,930	$4,664,426	$65,504	1.4%
Commercial – industrial, financial and agricultural	3,658,483	3,612,065	46,418	1.3
Real-estate – home equity	1,689,446	1,632,390	57,056	3.5
Real-estate – residential mortgage	1,303,454	1,257,432	46,022	3.7
Real-estate – construction	597,597	584,118	13,479	2.3
Consumer	309,138	309,864	(726)	(0.2)
Leasing and other	89,240	86,676	2,564	3.0
Loans, net of unearned income	$12,377,288	$12,146,971	$230,317	1.9%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. The maximum total lending commitment to an individual borrower was $39.0 million at March 31, 2013, which is below the Corporation's maximum lending limit. As of March 31, 2013, the Corporation had 57 relationships with borrowing commitments of $20.0 million or more.

Approximately $5.3 billion, or 43.0%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of March 31, 2013. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum exposure to any builder or developer to $28.0 million, and limits its exposure to any one development project to $15.0 million.
Geographically, the $65.5 million, or 1.4%, increase in commercial mortgages was due to increases in the Corporation's Virginia ($34.1 million, or 9.5%), New Jersey ($21.8 million, or 1.8%), Delaware ($11.5 million, or 6.9%) and Maryland ($9.1 million, or 2.2%) markets, partially offset by a decline in the Pennsylvania ($10.9 million, or 0.4%) market.
The Corporation's outstanding construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers that are secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	March 31, 2013			December 31, 2012
	$	Delinquency Rate (1)	% of Total	$	Delinquency Rate (1)	% of Total

Commercial - residential	$287,965	8.5%	48.2%	$288,552	8.2%	49.4%
Commercial	246,658	3.0	41.3	226,350	3.5	38.8
Other	62,974	1.7	10.5	69,216	2.6	11.8
Total Real estate - construction	$597,597	5.5%	100.0%	$584,118	5.7%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans increased $13.5 million, or 2.3%, in comparison to December 31, 2012. In prior years, the Corporation had reduced its exposure to non-performing construction loans, particularly within its Maryland and Virginia markets. During the first quarter of 2013, reductions in non-performing construction loans were offset by overall growth, primarily in the Corporation's Pennsylvania market.
Geographically, the $46.4 million, or 1.3%, increase in commercial loans was in the Corporation's Pennsylvania ($71.4 million, or 2.8%) market, offset by declines in the Maryland ($16.6 million, or 5.4%) and Virginia ($10.3 million, or 6.1%) markets.

The following table summarizes the industry concentrations of the Corporation's commercial loan portfolio:

	March 31, 2013	December 31, 2012
Services	17.5%	17.4%
Manufacturing	15.5	14.7
Wholesale	10.9	10.5
Retail	10.5	10.1
Construction	9.7	10.3
Health care	7.9	8.2
Real estate (1)	7.2	7.4
Agriculture	5.2	5.7
Transportation	2.6	3.0
Arts and entertainment	2.2	2.6
Financial services	1.9	2.2
Other	8.9	7.9
	100.0%	100.0%

(1)	Includes borrowers engaged in the business of: renting, leasing or managing real estate for others; selling, renting and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$102,405	$81,978
Real estate - commercial mortgage	46,959	47,637
	$149,364	$129,615
As of March 31, 2013, none of the shared national credits were past due, as compared to one past due shared national credit, or 2.7% of the total balance, as of December 31, 2012.
Home equity loans increased $57.1 million, or 3.5%, primarily a result of an increase in 15 year fixed rate loans due to the Corporation's promotional efforts, partially offset by a decrease in home equity lines. Geographically, the increase was primarily due to an increase in the Corporation's Pennsylvania market.
Residential mortgages increased $46.0 million, or 3.7%, including a $47.1 million increase in fixed rate mortgages. During the second half of 2012, the Corporation elected to retain certain 15 year fixed rate mortgages in portfolio instead of selling them to third-party investors. A portion of these loans closed during the first quarter of 2013, resulting in the growth since December 31, 2012. Geographically, the increase in residential mortgages was throughout all of the Corporation's markets, with increases in Pennsylvania ($21.3 million, or 3.3%), Virginia ($15.6 million, or 6.9%), New Jersey ($4.7 million, or 2.8%), Delaware ($3.0 million, or 4.0%) and Maryland ($1.4 million, or 0.9%).

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2013	2012
	(dollars in thousands)
Loans, net of unearned income, outstanding at end of period	$12,377,288	$11,960,004
Daily average balance of loans, net of unearned income	$12,257,280	$11,981,099

Balance of allowance for credit losses at beginning of period	$225,439	$258,177
Loans charged off:
Commercial – industrial, financial and agricultural	9,502	5,669
Real estate – commercial mortgage	4,133	11,891
Real estate – residential mortgage	3,050	847
Real estate – home equity	2,404	2,206
Real estate – construction	1,986	8,571
Consumer	550	634
Leasing and other	481	441
Total loans charged off	22,106	30,259
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	379	636
Real estate – commercial mortgage	1,064	816
Real estate – residential mortgage	81	73
Real estate – home equity	331	20
Real estate – construction	671	64
Consumer	506	350
Leasing and other	162	260
Total recoveries	3,194	2,219
Net loans charged off	18,912	28,040
Provision for credit losses	15,000	28,000
Balance of allowance for credit losses at end of period	$221,527	$258,137
Components of the Allowance for Credit Losses:
Allowance for loan losses	$220,041	$256,496
Reserve for unfunded lending commitments	1,486	1,641
Allowance for credit losses	$221,527	$258,137
Selected Ratios:
Net charge-offs to average loans (annualized)	0.62%	0.94%
Allowance for credit losses to loans outstanding	1.79%	2.16%
The provision for credit losses was $15.0 million for the first quarter of 2013, a decrease of $13.0 million, or 46.4%, from the first quarter of 2012. The decrease in the provision for credit losses was due to the continuing improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing loans and overall delinquency.
Net charge-offs decreased $9.1 million, or 32.6%, to $18.9 million for the first quarter of 2013 compared to $28.0 million for the first quarter of 2012. The decrease in net charge-offs was primarily due to an $8.0 million, or 72.3%, decrease in commercial mortgage net charge-offs and a $7.2 million, or 84.5%, decrease in construction loan net charge-offs, partially offset by a $4.1 million, or 81.3%, increase in commercial loan net charge-offs and a $2.2 million, or 283.6%, increase in residential mortgage net charge-offs.
Of the $18.9 million of net charge-offs recorded in the first quarter of 2013, 49.7% were for loans originated in Pennsylvania, 40.7% in New Jersey, 7.8% in Maryland and 2.1% in Virginia.

The Corporation occasionally sells pools of non-accrual loans to third-party investors. When an appropriate price can be obtained, these sales can be advantageous as they reduce the cost of resolving problem credits and enable the Corporation to redeploy resources to other work-out and collection efforts. In March 2013, the Corporation sold $9.9 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $5.2 million during the three months ended March 31, 2013. Below is a summary of the March 2013 transaction:

	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$7,690	$4,730	$740	$13,160
Charge-offs prior to sale	(2,420)	(710)	(150)	(3,280)
Net recorded investment in loans sold	5,270	4,020	590	9,880
Proceeds from sale, net of selling expenses	2,770	1,730	140	4,640
Total charge-off upon sale	$(2,500)	$(2,290)	$(450)	$(5,240)

Existing allocation for credit losses on sold loans	$(2,870)	$(1,960)	$(300)	$(5,130)

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2013	March 31, 2012	December 31, 2012
	(dollars in thousands)
Non-accrual loans	$179,334	$248,719	$184,832
Loans 90 days past due and accruing	29,325	35,270	26,221
Total non-performing loans	208,659	283,989	211,053
Other real estate owned (OREO)	23,820	33,516	26,146
Total non-performing assets	$232,479	$317,505	$237,199
Non-accrual loans to total loans	1.45%	2.08%	1.52%
Non-performing assets to total assets	1.39%	1.92%	1.43%
Allowance for credit losses to non-performing loans	106.17%	90.90%	106.82%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	March 31, 2013	March 31, 2012	December 31, 2012
	(in thousands)
Real estate – commercial mortgage	$28,421	$28,153	$34,672
Real estate – residential mortgage	33,095	33,800	32,993
Real estate – construction	11,125	10,303	10,564
Commercial – industrial, financial and agricultural	9,031	4,075	5,745
Real estate - home equity	1,537	—	1,518
Consumer	12	464	17
Total accruing TDRs	83,221	76,795	85,509
Non-accrual TDRs (1)	33,215	32,411	31,244
Total TDRs	$116,436	$109,206	$116,753
(1) Included with non-accrual loans in the preceding table.

Total TDRs modified during the first quarter of 2013 and still outstanding as of March 31, 2013 totaled $8.9 million. During the first quarter of 2013, $16.9 million of TDRs that were modified within the previous 12 months had a payment default subsequent to modification during the first quarter of 2013.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2013:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
		(in thousands)
Balance of non-accrual loans at January 1, 2013	$65,695	$54,960	$31,426	$21,103	$11,625	$13	$10	$184,832
Additions	16,926	14,230	5,079	5,767	3,203	16	45	45,266
Payments	(9,641)	(8,917)	(2,804)	(326)	(736)	(1)	(10)	(22,435)
Charge-offs (1)	(9,375)	(4,168)	(1,986)	(3,050)	(1,495)	(22)	—	(20,096)
Transfers to accrual status	(4,694)	(1)	—	(545)	(100)	—	—	(5,340)
Transfers to OREO	(1,212)	(950)	—	(566)	(165)	—	—	(2,893)
Balance of non-accrual loans at March 31, 2013	$57,699	$55,154	$31,715	$22,383	$12,332	$6	$45	$179,334
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans decreased $69.4 million, or 27.9%, in comparison to March 31, 2012 and $5.5 million, or 3.0%, in comparison to December 31, 2012. Total non-accrual additions for the first quarter of 2013 were $45.3 million, compared to $36.8 million of additions for the first quarter of 2012 and $54.8 million of additions for the fourth quarter of 2012.
The following table summarizes non-performing loans, by type, as of the indicated dates:

	March 31, 2013	March 31, 2012	December 31, 2012
	(in thousands)
Commercial – industrial, financial and agricultural	$61,113	$82,884	$66,954
Real estate – commercial mortgage	58,805	104,076	57,120
Real estate – residential mortgage	36,361	23,016	34,436
Real estate – construction	31,919	59,917	32,005
Real estate – home equity	17,468	11,272	17,204
Consumer	2,782	2,476	3,315
Leasing	211	348	19
Total non-performing loans	$208,659	$283,989	$211,053

Non-performing commercial loans decreased $21.8 million, or 26.3%, in comparison to March 31, 2012. Geographically, the decrease occurred primarily in the New Jersey ($9.3 million, or 47.3%), Pennsylvania ($7.0 million, or 14.0%) and Maryland ($5.1 million, or 56.2%) markets.
Non-performing commercial mortgages decreased $45.3 million, or 43.5%, in comparison to March 31, 2012. Geographically, the decrease was primarily in the New Jersey ($33.5 million, or 62.0%), Pennsylvania ($9.4 million, or 33.5%) and Maryland ($7.8 million, 72.8%) markets, partially offset by an increase in the Virginia ($4.2 million, or 42.8%) market.
Non-performing construction loans decreased $28.0 million, or 46.7%, in comparison to March 31, 2012. Geographically, the decrease occurred in the Maryland ($13.2 million, or 70.4%), Virginia ($12.0 million, or 80.2%) and New Jersey ($5.0 million, or 31.2%) markets, partially offset by an increase in the Pennsylvania ($2.3 million, or 22.2%) market.
Non-performing residential mortgages increased $13.3 million, or 58.0%, in comparison to March 31, 2012. Geographically, the increase was primarily in the Pennsylvania ($7.1 million, or 128.4%), New Jersey ($4.3 million, or 91.1%) and Virginia ($1.8 million, or 22.5%) markets. Beginning in the fourth quarter of 2012, the Corporation began classifying loans where borrowers have been discharged via Chapter 7 bankruptcy, and have not reaffirmed their loan obligation, as non-accrual TDRs based on new interpretative regulatory guidance.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2013	March 31, 2012	December 31, 2012
	(in thousands)
Commercial properties	$14,775	$16,520	$15,482
Residential properties	6,286	10,739	6,788
Undeveloped land	2,759	6,257	3,876
Total OREO	$23,820	$33,516	$26,146
The Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, see Note E, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on aggregate payment history, through the monitoring of delinquency levels and trends.
The following table presents commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention or Substandard, by class segment, as of March 31:

	Special Mention		Increase (decrease)		Substandard		Increase (decrease)		Total Criticized Loans
	March 31, 2013	December 31, 2012	$	%	March 31, 2013	December 31, 2012	$	%	March 31, 2013	December 31, 2012
	(dollars in thousands)
Real estate - commercial mortgage	$181,873	$157,640	$24,233	15.4%	$236,710	$251,452	$(14,742)	(5.9)%	$418,583	$409,092
Commercial - secured	114,558	137,277	(22,719)	(16.5)	183,053	194,952	(11,899)	(6.1)	297,611	332,229
Commercial -unsecured	5,264	5,421	(157)	(2.9)	3,705	6,000	(2,295)	(38.3)	8,969	11,421
Total Commercial - industrial, financial and agricultural	119,822	142,698	(22,876)	(16.0)	186,758	200,952	(14,194)	(7.1)	306,580	343,650
Construction - commercial residential	49,784	52,434	(2,650)	(5.1)	70,437	79,581	(9,144)	(11.5)	120,221	132,015
Construction - commercial	2,426	2,799	(373)	(13.3)	11,467	12,081	(614)	(5.1)	13,893	14,880
Total real estate - construction (excluding construction - other)	52,210	55,233	(3,023)	(5.5)	81,904	91,662	(9,758)	(10.6)	134,114	146,895
Total	$353,905	$355,571	$(1,666)	(0.5)%	$505,372	$544,066	$(38,694)	(7.1)%	$859,277	$899,637
As of March 31, 2013, total loans with risk ratings of substandard or lower decreased $261.4 million, or 34.1%, in comparison to March 31, 2012 and $38.7 million, or 7.1%, in comparison to December 31, 2012. Special mention loans decreased $31.9 million, or 8.3%, in comparison to March 31, 2012 and $1.7 million, or 0.5%, in comparison to December 31, 2012.
Overall reductions in criticized loans, while not the sole factor for measuring allowance for credit loss allocations on the above loan types, contributed to a decrease in allocations for impaired loans of $17.2 million, or 17.7%, from March 31, 2012 to March 31, 2013.

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	March 31, 2013			March 31, 2012			December 31, 2012
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.39%	1.25%	1.64%	0.43%	2.24%	2.67%	0.46%	1.22%	1.68%
Commercial – industrial, financial and agricultural	0.35%	1.67%	2.02%	0.35%	2.36%	2.71%	0.46%	1.85%	2.31%
Real estate – construction	0.17%	5.34%	5.51%	0.56%	9.25%	9.81%	0.23%	5.48%	5.71%
Real estate – residential mortgage	2.07%	2.79%	4.86%	2.76%	1.96%	4.72%	2.55%	2.74%	5.29%
Real estate – home equity	0.69%	1.03%	1.72%	0.74%	0.70%	1.44%	0.77%	1.06%	1.83%
Consumer, leasing and other	1.38%	0.75%	2.13%	1.39%	0.74%	2.13%	1.71%	0.84%	2.55%
Total	0.62%	1.68%	2.30%	0.71%	2.38%	3.09%	0.75%	1.74%	2.49%
Total dollars (in thousands)	$76,373	$208,659	$285,032	$85,411	$283,989	$369,400	$90,857	$211,053	$301,910

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $221.5 million as of March 31, 2013 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Other Assets
Other assets increased $61.6 million, or 11.1%, in comparison to December 31, 2012. As of March 31, 2013, the Corporation had $113.2 million of receivables outstanding related to investment security sales that had not settled at the end of the quarter. The Corporation had $53.2 million of such receivables outstanding as of December 31, 2012.
Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (decrease)
	March 31, 2013	December 31, 2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,075,511	$3,009,966	$65,545	2.2%
Interest-bearing demand	2,698,811	2,755,603	(56,792)	(2.1)%
Savings	3,345,842	3,335,256	10,586	0.3%
Total demand and savings	9,120,164	9,100,825	19,339	0.2%
Time deposits	3,268,296	3,383,338	(115,042)	(3.4)%
Total deposits	$12,388,460	$12,484,163	$(95,703)	(0.8)%
Non-interest bearing demand deposits increased $65.5 million, or 2.2%, due to equal increases in personal, business and municipal account balances.
Interest-bearing demand accounts decreased $56.8 million, or 2.1%, due to a $53.3 million, or 5.3%, decrease in municipal account balances and a $17.6 million, or 14.4%, decrease in business account balances, partially offset by a $14.1 million, or 0.9%, increase in personal account balances.
The $10.6 million, or 0.3%, increase in savings account balances was due to a $71.0 million, or 3.5%, increase in personal account balances, partially offset by a $47.1 million, or 8.5%, decrease in municipal account balances and a $13.3 million, or 1.8%, decrease in business account balances.
The increase in interest and noninterest-bearing demand and savings personal account balances resulted from a combination of factors, including the Corporation's promotional efforts and customers' migration away from certificates of deposit. Decreases in interest-bearing and savings municipal account balances was primarily due to normal seasonal decreases.

The $115.0 million, or 3.4%, decrease in time deposits was in accounts with original maturity terms of less than three years ($99.2 million, or 4.4%), jumbo certificates of deposit ($12.4 million, or 8.6%) and individual retirement account certificates of deposit ($12.3 million, or 2.8%). The decrease in time deposits was due to customers not reinvesting maturing funds in certificates of deposit in the current low interest rate environment.
The following table summarizes the changes in ending borrowings, by type:

			Increase (decrease)
	March 31, 2013	December 31, 2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$158,214	$156,238	1,976	1.3%
Customer short-term promissory notes	114,231	119,691	(5,460)	(4.6)
Total short-term customer funding	272,445	275,929	(3,484)	(1.3)
Federal funds purchased	729,521	592,470	137,051	23.1
Short-term FHLB advances (1)	125,000	—	125,000	N/M
Total short-term borrowings	1,126,966	868,399	258,567	29.8
Long-term debt:
FHLB advances	519,701	524,817	(5,116)	(1.0)
Other long-term debt	369,510	369,436	74	—
Total long-term debt	889,211	894,253	(5,042)	(0.6)
Total borrowings	$2,016,177	$1,762,652	253,525	14.4%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful.
The $137.1 million, or 23.1%, increase in Federal funds purchased and the $125.0 million increase in short-term FHLB advances was due to the change in the Corporation's net funding position, as short-term borrowings were used to meet the funding needs caused by the increase in loans and the decrease in total deposits.
Shareholders' Equity
Total shareholders’ equity decreased $19.9 million, or 1.0%, during the first three months of 2013. The decrease was due mainly to $47.0 million of common stock repurchases and $15.6 million of dividends on common shares outstanding, partially offset by $39.2 million of net income.
In January 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to eight million shares, or approximately 4% of its outstanding shares, through June 30, 2013. Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time. Approximately 4.2 million shares were repurchased during the three months ended March 31, 2013 under this program; approximately 3.8 million shares remain authorized for repurchase.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can lead to certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital to average assets (as defined). As of March 31, 2013, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2013	December 31, 2012	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk-Weighted Assets)	15.2%	15.6%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.0%	13.4%	4.0%
Tier I Capital (to Average Assets)	10.6%	11.0%	4.0%
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.
In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs. A "capital conservation buffer" of 2.5% above the minimum risk-based capital requirements, when fully phased-in, was introduced; this buffer must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country's banking regulators.
In June 2012, U.S. Federal banking regulators released two notices of proposed rulemaking (NPRs) that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. A third NPR, related to banks that are internationally active or that are subject to market risk rules, is not applicable to the Corporation.
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
As proposed, this NPR would have come into effect on January 1, 2013, and the new minimum regulatory capital requirements would be fully phased in on January 1, 2019. However, the final rules have not yet been issued and are not yet applicable to the Corporation.
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
As of March 31, 2013, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the NPRs.
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
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2013, the Corporation had $644.7 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $1.8 billion under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
As of March 31, 2013, the Corporation had aggregate availability under Federal funds lines of $1.6 billion, with $729.5 million outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2013, the Corporation had $1.9 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2013 generated $77.8 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses. Cash used in investing activities was $258.4 million, due mainly to purchases of investment securities and a net increase in loans, partially offset by maturities of investment securities and a net decrease in short-term investments. Net cash provided by financing activities was $98.8 million due to a net increase in short-term borrowings, partially offset by cash outflows from a decrease in time deposits, acquisitions of treasury stock and dividends paid on common shares.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consisted of $74.5 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $42.5 million of common stocks of publicly traded financial institutions, and $6.9 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $36.4 million and fair value of $42.5 million at March 31, 2013, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $22.6 million. The fair value of this investment accounted for approximately 50% of the fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, the financial institutions stock portfolio had gross unrealized gains of $6.4 million and gross unrealized losses of $230,000 as of March 31, 2013.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
Another source of equity market price risk is the Corporation's $55.3 million investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The financial stress on the FHLB system appears to be easing and the New York, Pittsburgh and Atlanta regional banks within the FHLB system, to which the Corporation is a member, have resumed redemptions of capital stock. However, the Corporation's FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.
In addition to its equity portfolio, investment management and trust services income may be impacted by fluctuations in the equity markets. A portion of this revenue is based on the value of the underlying investment portfolios, many of which include equity investments. If the values of those investment portfolios decrease, whether due to factors influencing U.S. equity markets in general or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in financial markets.

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
Municipal Securities
As of March 31, 2013, the Corporation had $295.2 million of securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, meaning they can be repaid by any means available to the issuing municipality. As of March 31, 2013, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 77% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Certificates
As of March 31, 2013, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $174.0 million and a fair value of $154.6 million.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of March 31, 2013, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2013, approximately $143 million, or 92%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $100 million, or 65%, AA rated. Approximately $12 million, or 8%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $8 million, or 72%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $151 million, or 97%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of March 31, 2013, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	March 31, 2013
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$56,863	$52,523
Subordinated debt	47,315	51,652
Pooled trust preferred securities	5,530	8,356
Corporate debt securities issued by financial institutions	$109,708	$112,531

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.3 million at March 31, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2013 or 2012. The Corporation held eight single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $22.9 million and an estimated fair value of $22.7 million as of March 31, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.4 million at March 31, 2013 were not rated by any ratings agency.
The Corporation holds ten pooled trust preferred securities. As of March 31, 2013, nine of these securities, with an amortized cost of $5.4 million and an estimated fair value of $8.2 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of the nine pooled trust preferred securities rated below investment grade, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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
During the three months ended March 31, 2013, the Corporation did not record any other-than-temporary impairment losses for pooled trust preferred securities. Additional impairment charges for debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
See Note D, "Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to other-than-temporary impairment evaluations for debt securities and Note L, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

Interest Rate Risk, Asset/Liability Management and Liquidity
Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in net interest income and changes in the economic value of equity.
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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of March 31, 2013. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,035,051	$493,559	$399,165	$316,785	$266,083	$449,771	$2,960,414	$3,001,645
Average rate	3.81%	5.05%	4.97%	4.89%	5.03%	4.69%	4.53%

Floating rate loans (1) (2)	2,210,095	1,443,094	1,153,214	997,249	1,314,155	2,281,161	9,398,968	9,326,287
Average rate	4.23%	4.23%	4.22%	4.19%	4.04%	4.36%	4.23%

Fixed rate investments (3)	515,982	384,867	286,268	234,535	197,321	798,679	2,417,652	2,475,609
Average rate	2.72%	2.81%	2.85%	2.83%	2.95%	3.07%	2.89%

Floating rate investments (3)	—	81	173,966	4,931	4,976	51,983	235,937	212,605
Average rate	—%	1.51%	2.64%	0.98%	0.97%	2.46%	2.53%

Other interest-earning assets	160,247	—	—	—	—	—	160,247	160,247
Average rate	1.61%	—%	—%	—%	—%	—%	1.61%

Total	$3,921,375	$2,321,601	$2,012,613	$1,553,500	$1,782,535	$3,581,594	$15,173,218	$15,176,393
Average rate	3.81%	4.17%	4.04%	4.12%	4.06%	4.09%	4.02%

Fixed rate deposits (4)	$1,826,410	$520,745	$248,322	$97,975	$65,311	$31,946	$2,790,709	$2,817,153
Average rate	0.98%	1.27%	1.84%	1.68%	1.38%	1.91%	1.15%

Floating rate deposits (5)	4,590,885	649,570	432,346	370,046	317,762	161,631	6,522,240	6,518,537
Average rate	0.19%	0.14%	0.13%	0.11%	0.11%	0.15%	0.17%

Fixed rate borrowings (6)	2,333	56,476	100,619	451,508	100,461	161,318	872,715	839,250
Average rate	4.59%	3.29%	5.34%	4.21%	5.75%	6.19%	4.82%

Floating rate borrowings (7)	1,126,966	—	—	—	—	16,496	1,143,462	1,131,340
Average rate	0.17%	—%	—%	—%	—%	2.59%	0.20%

Total	$7,546,594	$1,226,791	$781,287	$919,529	$483,534	$371,391	$11,329,126	$11,306,280
Average rate	0.38%	0.77%	1.34%	2.29%	1.45%	3.03%	0.77%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $17.9 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $9.4 billion of floating rate loans above are $3.9 billion of loans, or 41.5% of the total, that float with the prime interest rate, $1.6 billion, or 17.1%, of loans that float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $3.9 billion, or 41.4%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at March 31, 2013, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	31.4%
Two years	19.0
Three years	15.3
Four years	13.9
Five years	13.7
Greater than five years	6.7
As of March 31, 2013, approximately $5.9 billion of loans had interest rate floors, with approximately $3.3 billion priced at their interest rate floor. Of this total, approximately $2.5 billion have repricing dates during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.66%.
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of assets and liabilities into repricing periods. The sums of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations is based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of March 31, 2013, the cumulative six-month ratio of RSA/RSL was 1.06.
Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of earnings is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period.
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 45.2 million	+8.7%
+200 bp	+ $ 27.7 million	+5.4
+100 bp	+ $ 7.3 million	+1.4
–100 bp (1)	– $18.3 million	–3.5

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of March 31, 2013, the Corporation was within policy limits for every 100 basis point shock.

Item 4. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant Rule 13a-15, promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in the Corporation’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	1,399,700	$10.80	1,399,700	6,600,300
February1, 2013 to February 28, 2013	2,353,432	$11.19	2,353,432	4,246,868
March 1, 2013 to March 31, 2013	492,900	$11.33	492,900	3,753,968

On January 3, 2013, the Corporation announced that its board of directors approved a stock repurchase plan for the repurchase of up to 8.0 million shares through June 30, 2013. As of March 31, 2013, 4.2 million shares were repurchased under this plan and approximately 3.8 million shares remain authorized for repurchase. No stock repurchases were made outside the plan and all repurchases were made in accordance with the guidelines of Rule 10b-18 and in compliance with Regulation M.

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

FULTON FINANCIAL CORPORATION

Date:	May 9, 2013	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	May 9, 2013	/s/ Charles J. Nugent
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.