Form 10-Q
period 2013-06-30
FULTON FINANCIAL CORP
filed 2013-08-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013, or

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
Common Stock, $2.50 Par Value – 193,815,000 shares outstanding as of July 31, 2013.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$219,944	$256,300
Interest-bearing deposits with other banks	130,065	173,257
Loans held for sale	60,909	67,899
Investment securities:
Held to maturity (estimated fair value of $246 in 2013 and $319 in 2012)	227	292
Available for sale	2,915,652	2,793,725
Loans, net of unearned income	12,645,418	12,146,971
Less: Allowance for loan losses	(216,431)	(223,903)
Net Loans	12,428,987	11,923,068
Premises and equipment	224,418	227,723
Accrued interest receivable	45,713	45,786
Goodwill	530,614	530,656
Intangible assets	3,838	4,907
Other assets	462,043	509,484
Total Assets	$17,022,410	$16,533,097
LIABILITIES
Deposits:
Noninterest-bearing	$3,168,781	$3,009,966
Interest-bearing	9,089,028	9,474,197
Total Deposits	12,257,809	12,484,163
Short-term borrowings:
Federal funds purchased	780,459	592,470
Other short-term borrowings	839,859	275,929
Total Short-Term Borrowings	1,620,318	868,399
Accrued interest payable	17,708	19,330
Other liabilities	208,676	185,296
Federal Home Loan Bank advances and long-term debt	889,167	894,253
Total Liabilities	14,993,678	14,451,441
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 217.5 million shares issued in 2013 and 216.8 million shares issued in 2012	543,637	542,093
Additional paid-in capital	1,429,019	1,426,267
Retained earnings	412,609	363,937
Accumulated other comprehensive income (loss)	(32,466)	5,675
Treasury stock, at cost, 23.8 million shares in 2013 and 17.6 million shares in 2012	(324,067)	(256,316)
Total Shareholders’ Equity	2,028,732	2,081,656
Total Liabilities and Shareholders’ Equity	$17,022,410	$16,533,097

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$135,032	$141,541	$269,162	$285,887
Investment securities:
Taxable	14,516	18,624	27,913	37,285
Tax-exempt	2,345	2,596	4,824	5,297
Dividends	766	641	1,565	1,340
Loans held for sale	384	538	879	969
Other interest income	35	45	57	98
Total Interest Income	153,078	163,985	304,400	330,876
INTEREST EXPENSE
Deposits	9,498	14,743	19,899	30,993
Short-term borrowings	700	411	1,209	692
Long-term debt	10,815	11,301	21,583	22,966
Total Interest Expense	21,013	26,455	42,691	54,651
Net Interest Income	132,065	137,530	261,709	276,225
Provision for credit losses	13,500	25,500	28,500	53,500
Net Interest Income After Provision for Credit Losses	118,565	112,030	233,209	222,725
NON-INTEREST INCOME
Service charges on deposit accounts	14,651	15,367	28,762	30,209
Mortgage banking income	10,997	11,143	19,170	21,193
Investment management and trust services	10,601	9,822	20,697	19,199
Other service charges and fees	9,508	11,507	18,018	22,062
Other	3,694	3,931	7,590	9,494
Investment securities gains, net:
Net gains on sales of investment securities	2,892	1,595	5,365	2,846
Other-than-temporary impairment losses	(27)	(57)	(27)	(57)
Investment securities gains, net	2,865	1,538	5,338	2,789
Total Non-Interest Income	52,316	53,308	99,575	104,946
NON-INTEREST EXPENSE
Salaries and employee benefits	63,490	60,091	124,702	120,451
Net occupancy expense	11,447	11,205	23,291	22,140
Other outside services	5,315	5,101	8,175	8,014
Data processing	4,509	3,759	8,412	7,447
Equipment expense	3,893	3,185	7,801	6,554
Professional fees	3,395	2,984	6,442	5,566
Software	3,094	2,272	5,842	4,447
FDIC insurance expense	3,001	3,002	5,848	6,023
Other real estate owned and repossession expense	1,941	3,165	4,795	6,460
Marketing	1,922	2,583	3,794	5,055
Operating risk loss	1,860	2,055	3,626	5,423
Intangible amortization	535	761	1,069	1,562
Other	12,728	11,924	24,269	23,614
Total Non-Interest Expense	117,130	112,087	228,066	222,756
Income Before Income Taxes	53,751	53,251	104,718	104,915
Income taxes	13,169	13,360	24,909	26,892
Net Income	$40,582	$39,891	$79,809	$78,023

PER SHARE:
Net Income (Basic)	$0.21	$0.20	$0.41	$0.39
Net Income (Diluted)	0.21	0.20	0.41	0.39
Cash Dividends	0.08	0.07	0.16	0.14
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012

Net Income	$40,582	$39,891	$79,809	$78,023
Other Comprehensive Income (Loss), net of tax:
Unrealized loss on securities	(36,958)	(10,704)	(36,833)	(6,120)
Reclassification adjustment for securities gains included in net income	(1,862)	(999)	(3,470)	(1,812)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	355	(172)	1,438	(37)
Unrealized gain on derivative financial instruments	34	34	68	68
Amortization of net unrecognized pension and postretirement items	328	214	656	428
Other Comprehensive Loss	(38,103)	(11,627)	(38,141)	(7,473)
Total Comprehensive Income	$2,479	$28,264	$41,668	$70,550

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				79,809			79,809
Other comprehensive loss					(38,141)		(38,141)
Stock issued, including related tax benefits	854	1,544	(455)			3,586	4,675
Stock-based compensation awards			3,207				3,207
Acquisition of treasury stock	(6,421)					(71,337)	(71,337)
Common stock cash dividends - $0.16 per share				(31,137)			(31,137)
Balance at June 30, 2013	193,658	$543,637	$1,429,019	$412,609	$(32,466)	$(324,067)	$2,028,732

Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				78,023			78,023
Other comprehensive loss					(7,473)		(7,473)
Stock issued, including related tax benefits	716	1,201	(1,740)			3,696	3,157
Stock-based compensation awards			3,050				3,050
Common stock cash dividends - $0.14 per share				(28,112)			(28,112)
Balance at June 30, 2012	200,880	$541,587	$1,425,037	$313,970	$482	$(239,892)	$2,041,184

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$79,809	$78,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,500	53,500
Depreciation and amortization of premises and equipment	12,577	10,845
Net amortization of investment securities premiums	6,099	5,251
Investment securities gains, net	(5,338)	(2,789)
Net decrease (increase) in loans held for sale	6,990	(24,397)
Amortization of intangible assets	1,069	1,562
Stock-based compensation	3,207	3,050
Excess tax benefits from stock-based compensation	(148)	(14)
Decrease in accrued interest receivable	73	2,815
Decrease in other assets	21,968	3,486
Decrease in accrued interest payable	(1,622)	(1,961)
(Decrease) increase in other liabilities	(10,782)	2,550
Total adjustments	62,593	53,898
Net cash provided by operating activities	142,402	131,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	176,266	210,804
Proceeds from maturities of securities held to maturity	65	121
Proceeds from maturities of securities available for sale	381,807	371,176
Purchase of securities held to maturity	—	(14)
Purchase of securities available for sale	(674,228)	(602,642)
Decrease in short-term investments	43,192	56,868
Net increase in loans	(534,760)	(88,253)
Net purchases of premises and equipment	(9,272)	(20,654)
Net cash used in investing activities	(616,930)	(72,594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	55,058	(10,218)
Net decrease in time deposits	(281,412)	(279,305)
Increase in short-term borrowings	751,919	334,648
Repayments of long-term debt	(5,086)	(131,340)
Net proceeds from issuance of common stock	4,527	3,143
Excess tax benefits from stock-based compensation	148	14
Dividends paid	(15,645)	(26,056)
Acquisition of treasury stock	(71,337)	—
Net cash provided by (used in) financing activities	438,172	(109,114)
Net Decrease in Cash and Due From Banks	(36,356)	(49,787)
Cash and Due From Banks at Beginning of Period	256,300	292,598
Cash and Due From Banks at End of Period	$219,944	$242,811
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$44,313	$56,612
Income taxes	24,336	22,646
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC).

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
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Weighted average shares outstanding (basic)	193,273	199,671	194,777	199,581
Effect of dilutive securities	1,073	1,135	996	994
Weighted average shares outstanding (diluted)	194,346	200,806	195,773	200,575
For the three and six months ended June 30, 2013, 4.3 million and 4.0 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2012, 5.2 million shares issuable under stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income (Loss)
The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended June 30, 2013
Unrealized loss on securities	$(56,858)	$19,900	$(36,958)
Reclassification adjustment for securities gains included in net income (1)	(2,865)	1,003	(1,862)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	546	(191)	355
Unrealized gain on derivative financial instruments	51	(17)	34
Amortization of net unrecognized pension and postretirement items (2)	504	(176)	328
Total Other Comprehensive Income (Loss)	$(58,622)	$20,519	$(38,103)
Three months ended June 30, 2012
Unrealized loss on securities	$(16,467)	$5,763	$(10,704)
Reclassification adjustment for securities gains included in net income (1)	(1,538)	539	(999)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	(265)	93	(172)
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	330	(116)	214
Total Other Comprehensive Income (Loss)	$(17,888)	$6,261	$(11,627)

Six months ended June 30, 2013
Unrealized loss on securities	$(56,666)	$19,833	$(36,833)
Reclassification adjustment for securities gains included in net income (1)	(5,338)	1,868	(3,470)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	2,212	(774)	1,438
Unrealized gain on derivative financial instruments	105	(37)	68
Amortization of net unrecognized pension and postretirement items (2)	1,009	(353)	656
Total Other Comprehensive Income (Loss)	$(58,678)	$20,537	$(38,141)
Six months ended June 30, 2012
Unrealized loss on securities	$(9,415)	$3,295	$(6,120)
Reclassification adjustment for securities gains included in net income (1)	(2,789)	977	(1,812)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	(57)	20	(37)
Unrealized gain on derivative financial instruments	104	(36)	68
Amortization of net unrecognized pension and postretirement items (2)	659	(231)	428
Total Other Comprehensive Income (Loss)	$(11,498)	$4,025	$(7,473)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2013
Balance at March 31, 2013	$24,878	$1,696	$(2,784)	$(18,153)	$5,637
Other comprehensive income (loss) before reclassifications	(36,958)	355	—	—	(36,603)
Amounts reclassified from accumulated other comprehensive loss	(861)	(1,001)	34	328	(1,500)
Balance at June 30, 2013	$(12,941)	$1,050	$(2,750)	$(17,825)	$(32,466)
Three months ended June 30, 2012
Balance at March 31, 2012	$30,825	$(876)	$(2,920)	$(14,920)	$12,109
Other comprehensive income (loss) before reclassifications	(10,704)	(172)	—	—	(10,876)
Amounts reclassified from accumulated other comprehensive loss	(999)	—	34	214	(751)
Balance at June 30, 2012	$19,122	$(1,048)	$(2,886)	$(14,706)	$482

Six months ended June 30, 2013
Balance at December 31, 2012	$26,361	$613	$(2,818)	$(18,481)	$5,675
Other comprehensive income (loss) before reclassifications	(36,833)	1,438	—	—	(35,395)
Amounts reclassified from accumulated other comprehensive loss	(2,469)	(1,001)	68	656	(2,746)
Balance at June 30, 2013	$(12,941)	$1,050	$(2,750)	$(17,825)	$(32,466)
Six months ended June 30, 2012
Balance at December 31, 2011	$27,054	$(1,011)	$(2,954)	$(15,134)	$7,955
Other comprehensive income (loss) before reclassifications	(6,120)	—	—	—	(6,120)
Amounts reclassified from accumulated other comprehensive loss	(1,812)	(37)	68	428	(1,353)
Balance at June 30, 2012	$19,122	$(1,048)	$(2,886)	$(14,706)	$482

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity at June 30, 2013	(in thousands)
Mortgage-backed securities	$227	$19	$—	$246

Available for Sale at June 30, 2013
Equity securities	$136,364	$6,903	$(148)	$143,119
U.S. Government securities	2,251	—	—	2,251
U.S. Government sponsored agency securities	809	11	(1)	819
State and municipal securities	290,351	8,140	(2,758)	295,733
Corporate debt securities	108,315	5,424	(6,262)	107,477
Collateralized mortgage obligations	1,253,484	10,186	(23,108)	1,240,562
Mortgage-backed securities	970,273	14,519	(11,693)	973,099
Auction rate securities	172,092	15	(19,515)	152,592
	$2,933,939	$45,198	$(63,485)	$2,915,652

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity at December 31, 2012	(in thousands)
Mortgage-backed securities	$292	$27	$—	$319

Available for Sale at December 31, 2012
Equity securities	$118,465	$5,016	$(918)	$122,563
U.S. Government securities	325	—	—	325
U.S. Government sponsored agency securities	2,376	21	—	2,397
State and municipal securities	301,842	13,763	(86)	315,519
Corporate debt securities	112,162	7,858	(7,178)	112,842
Collateralized mortgage obligations	1,195,234	16,008	(123)	1,211,119
Mortgage-backed securities	847,790	31,831	—	879,621
Auction rate securities	174,026	—	(24,687)	149,339
	$2,752,220	$74,497	$(32,992)	$2,793,725
Securities carried at $1.7 billion as of June 30, 2013 and $1.8 billion as of December 31, 2012 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank ($95.3 million at June 30, 2013 and $71.7 million at December 31, 2012), common stocks of financial institutions ($40.9 million at June 30, 2013 and $44.2 million at December 31, 2012) and other equity investments ($6.9 million at June 30, 2013 and $6.7 million at December 31, 2012).
As of June 30, 2013, the financial institutions stock portfolio had a cost basis of $34.3 million and a fair value of $40.9 million, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $23.2 million. The fair value of this investment accounted for approximately 57% of the fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value.

The amortized cost and estimated fair values of debt securities as of June 30, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—	$44,411	$44,491
Due from one year to five years	—	—	66,739	70,642
Due from five years to ten years	—	—	190,392	194,234
Due after ten years	—	—	272,276	249,505
	—	—	573,818	558,872
Collateralized mortgage obligations	—	—	1,253,484	1,240,562
Mortgage-backed securities	227	246	970,273	973,099
	$227	$246	$2,797,575	$2,772,533
The following table presents information related to the gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains
Three months ended June 30, 2013		(in thousands)
Equity securities	$1,083	$(28)	$(27)	$1,028
Debt securities	1,837	—	—	1,837
Total	$2,920	$(28)	$(27)	$2,865
Three months ended June 30, 2012
Equity securities	$1,517	$—	$(57)	$1,460
Debt securities	78	—	—	78
Total	$1,595	$—	$(57)	$1,538

Six months ended June 30, 2013
Equity securities	$2,222	$(28)	$(27)	$2,167
Debt securities	3,171	—	—	3,171
Total	$5,393	$(28)	$(27)	$5,338
Six months ended June 30, 2012
Equity securities	$2,603	$—	$(57)	$2,546
Debt securities	243	—	—	243
Total	$2,846	$—	$(57)	$2,789
The other-than-temporary impairment charges for equity securities during the three and six months ended June 30, 2013 and 2012 were for investments in stocks of financial institutions and were due to the severity and duration of the declines in the fair values of certain bank stock stocks, in conjunction with management's assessment of the near-term prospects of each specific issuer.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation at June 30, 2013 and 2012:

	Three Months ended June 30		Six Months ended June 30
	2013	2012	2013	2012
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(23,079)	$(22,692)	$(23,079)	$(22,781)
Reductions for securities sold during the period	2,468	—	2,468	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	4	—	4	89
Balance of cumulative credit losses on debt securities, end of period	$(20,607)	$(22,692)	$(20,607)	$(22,692)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$—	$—	$69	$(1)	$69	$(1)
State and municipal securities	53,135	(2,758)	—	—	53,135	(2,758)
Corporate debt securities	6,877	(115)	44,348	(6,147)	51,225	(6,262)
Collateralized mortgage obligations	805,728	(23,108)	—	—	805,728	(23,108)
Mortgage-backed securities	635,582	(11,693)	—	—	635,582	(11,693)
Auction rate securities	87	(2)	151,934	(19,513)	152,021	(19,515)
Total debt securities	1,501,409	(37,676)	196,351	(25,661)	1,697,760	(63,337)
Equity securities	332	(17)	848	(131)	1,180	(148)
	$1,501,741	$(37,693)	$197,199	$(25,792)	$1,698,940	$(63,485)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2013.
The unrealized holding losses on auction rate securities, or auction rate certificates (ARCs) are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA) is the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary. FFA had previously purchased ARCs for customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As of June 30, 2013, approximately $146 million, or 95%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $100 million, or 66%, AA rated. Approximately $7 million, or 5%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $5 million, or 70%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $150 million, or 98%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of June 30, 2013, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $152.6 million were not subject to any other-than-temporary impairment charges as of June 30, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2013 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	June 30, 2013		December 31, 2012
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$54,699	$49,222	$56,834	$51,656
Subordinated debt	47,344	50,365	47,286	51,747
Pooled trust preferred securities	3,773	5,391	5,530	6,927
Corporate debt securities issued by financial institutions	105,816	104,978	109,650	110,330
Other corporate debt securities	2,499	2,499	2,512	2,512
Available for sale corporate debt securities	$108,315	$107,477	$112,162	$112,842

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.5 million at June 30, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended June 30, 2013 or 2012. The Corporation held seven single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $20.8 million and an estimated fair value of $19.5 million at June 30, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.7 million at June 30, 2013 were not rated by any ratings agency.
As of June 30, 2013, the Corporation held eight pooled trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $5.4 million that were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $107.5 million were not subject to any additional other-than-temporary impairment charges as of June 30, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE E – Loans and Allowance for Credit Losses
Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Real-estate - commercial mortgage	$4,856,916	$4,664,426
Commercial - industrial, financial and agricultural	3,712,974	3,612,065
Real-estate - home equity	1,760,268	1,632,390
Real-estate - residential mortgage	1,313,345	1,257,432
Real-estate - construction	610,280	584,118
Consumer	300,233	309,864
Leasing and other	83,855	75,521
Overdrafts	15,224	18,393
Loans, gross of unearned income	12,653,095	12,154,209
Unearned income	(7,677)	(7,238)
Loans, net of unearned income	$12,645,418	$12,146,971
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
The Corporation segments its loan portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, Net of Unearned Income," above. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on “class segments,” which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments include direct consumer installment loans and indirect automobile loans.
The following table presents the components of the allowance for credit losses:

	June 30, 2013	December 31, 2012
	(in thousands)
Allowance for loan losses	$216,431	$223,903
Reserve for unfunded lending commitments	1,195	1,536
Allowance for credit losses	$217,626	$225,439

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$221,527	$258,137	$225,439	$258,177
Loans charged off	(21,383)	(50,540)	(43,489)	(80,799)
Recoveries of loans previously charged off	3,982	4,219	7,176	6,438
Net loans charged off	(17,401)	(46,321)	(36,313)	(74,361)
Provision for credit losses	13,500	25,500	28,500	53,500
Balance at end of period	$217,626	$237,316	$217,626	$237,316

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended June 30, 2013
Balance at March 31, 2013	$63,985	$56,672	$23,701	$33,484	$16,004	$2,286	$2,787	$21,122	$220,041
Loans charged off	(5,193)	(5,960)	(1,966)	(4,465)	(2,597)	(433)	(769)	—	(21,383)
Recoveries of loans previously charged off	1,505	756	192	116	744	406	263	—	3,982
Net loans charged off	(3,688)	(5,204)	(1,774)	(4,349)	(1,853)	(27)	(506)	—	(17,401)
Provision for loan losses (1)	(1,601)	6,089	3,809	3,549	320	238	644	743	13,791
Balance at June 30, 2013	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431
Three months ended June 30, 2012
Balance at March 31, 2012	$81,652	$79,756	$13,083	$24,851	$31,186	$1,643	$3,274	$21,051	$256,496
Loans charged off	(23,699)	(13,017)	(2,789)	(1,492)	(8,442)	(471)	(630)	—	(50,540)
Recoveries of loans previously charged off	1,153	717	278	71	1,539	281	180	—	4,219
Net loans charged off	(22,546)	(12,300)	(2,511)	(1,421)	(6,903)	(190)	(450)	—	(46,321)
Provision for loan losses (1)	10,763	4,475	3,872	3,281	1,276	363	419	1,113	25,562
Balance at June 30, 2012	$69,869	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,737
Six months ended June 30, 2013
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans charged off	(9,326)	(15,462)	(4,370)	(7,515)	(4,583)	(983)	(1,250)	—	(43,489)
Recoveries of loans previously charged off	2,569	1,135	523	197	1,415	912	425	—	7,176
Net loans charged off	(6,757)	(14,327)	(3,847)	(7,318)	(3,168)	(71)	(825)	—	(36,313)
Provision for loan losses (1)	2,525	11,679	6,807	5,466	352	201	998	813	28,841
Balance at June 30, 2013	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431
Six months ended June 30, 2012
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans charged off	(35,590)	(18,686)	(4,995)	(2,339)	(17,013)	(1,105)	(1,071)	—	(80,799)
Recoveries of loans previously charged off	1,969	1,353	298	144	1,603	631	440	—	6,438
Net loans charged off	(33,621)	(17,333)	(4,697)	(2,195)	(15,410)	(474)	(631)	—	(74,361)
Provision for loan losses (1)	18,378	14,368	6,300	5,920	10,903	207	1,477	(3,926)	53,627
Balance at June 30, 2012	$69,869	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,737

(1)
The provision for loan losses was gross of a $291,000 and $341,000 decrease, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2013 and was gross of a $62,000 and $127,000 decrease, respectively, for the three and six months ended June 30, 2012. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $13.5 million and $28.5 million, respectively, for the three and six months ended June 30, 2013 and $25.5 million and $53.5 million, respectively, for the three and six months ended June 30, 2012.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at June 30, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$43,405	$42,354	$16,114	$9,841	$9,572	$2,479	$2,925	$21,865	$148,555
Evaluated for impairment under FASB ASC Section 310-10-35	15,291	15,203	9,622	22,843	4,899	18	—	N/A	67,876
	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431

Loans, net of unearned income at June 30, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$4,788,274	$3,649,857	$1,745,208	$1,259,558	$572,537	$300,212	$91,402	N/A	$12,407,048
Evaluated for impairment under FASB ASC Section 310-10-35	68,642	63,117	15,060	53,787	37,743	21	—	N/A	238,370
	$4,856,916	$3,712,974	$1,760,268	$1,313,345	$610,280	$300,233	$91,402	N/A	$12,645,418

Allowance for loan losses at June 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$47,532	$46,650	$9,619	$7,781	$15,359	$1,811	$3,052	$22,164	$153,968
Evaluated for impairment under FASB ASC Section 310-10-35	22,337	25,281	4,825	18,930	10,200	5	191	N/A	81,769
	$69,869	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,737

Loans, net of unearned income at June 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,541,364	$3,471,260	$1,591,117	$1,138,999	$566,163	$309,090	$81,718	N/A	$11,699,711
Evaluated for impairment under FASB ASC Section 310-10-35	111,733	66,928	8,351	45,193	52,897	7	295	N/A	285,404
	$4,653,097	$3,538,188	$1,599,468	$1,184,192	$619,060	$309,097	$82,013	N/A	$11,985,115

(1)
The unallocated allowance, which was approximately 10% and 9% of the total allowance for credit losses as of June 30, 2013 and June 30, 2012, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.
In March 2013 and June 2013, the Corporation sold $9.9 million and $15.5 million, respectively, of non-accrual commercial mortgage, commercial and construction loans to an investor. During the three and six months ended June 30, 2013 total charge-offs associated with these transactions totaled $6.7 million and $11.9 million, respectively. Below is a summary of these transactions:

	Three months ended June 30, 2013				Six months ended June 30, 2013
	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$9,230	$6,920	$7,700	$23,850	$16,920	$11,650	$8,440	$37,010
Charge-offs prior to sale	(2,470)	(1,320)	(4,530)	(8,320)	(4,890)	(2,030)	(4,680)	(11,600)
Net recorded investment in loans sold	6,760	5,600	3,170	15,530	12,030	9,620	3,760	25,410
Proceeds from sale, net of selling expenses	4,330	2,300	2,210	8,840	7,100	4,030	2,350	13,480
Total charge-off upon sale	$(2,430)	$(3,300)	$(960)	$(6,690)	$(4,930)	$(5,590)	$(1,410)	$(11,930)

Existing allocation for credit losses on sold loans	$(3,430)	$(3,370)	$(1,020)	$(7,820)	$(6,300)	$(5,330)	$(1,320)	$(12,950)

In June 2012, the Corporation sold $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $21.2 million during the three and six months ended June 30, 2012. Below is a summary of this transaction:

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

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructurings (TDRs). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively. All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of June 30, 2013 and December 31, 2012, substantially all of the Corporation’s individually evaluated impaired loans with balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.
As of June 30, 2013 and 2012, approximately 86% and 78%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using certified third-party appraisals that had been updated within the preceding 12 months.
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

The following table presents total impaired loans by class segment:

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$33,556	$30,123	$—	$44,649	$34,189	$—
Commercial - secured	46,134	38,622	—	40,409	30,112	—
Commercial - unsecured	—	—	—	132	131	—
Real estate - home equity	399	300	—	300	300	—
Real estate - residential mortgage	2,582	1,493	—	486	486	—
Construction - commercial residential	28,345	22,782	—	40,432	23,548	—
Construction - commercial	2,997	2,028	—	6,294	5,685	—
	114,013	95,348		132,702	94,451
With a related allowance recorded:
Real estate - commercial mortgage	48,220	38,519	15,291	69,173	55,443	21,612
Commercial - secured	30,164	23,220	14,287	52,660	39,114	17,187
Commercial - unsecured	1,332	1,275	916	2,142	2,083	1,597
Real estate - home equity	19,777	14,760	9,622	12,843	12,843	8,380
Real estate - residential mortgage	64,229	52,294	22,843	53,610	53,610	24,108
Construction - commercial residential	23,685	11,755	4,330	21,336	9,831	4,787
Construction - commercial	1,159	676	282	2,602	2,350	1,146
Construction - other	663	502	287	576	576	326
Consumer - direct	18	18	15	29	29	25
Consumer - indirect	3	3	3	—	—	—
Leasing and other and overdrafts	—	—	—	10	10	7
	189,250	143,022	67,876	214,981	175,889	79,175
Total	$303,263	$238,370	$67,876	$347,683	$270,340	$79,175
As of June 30, 2013 and December 31, 2012, there were $95.3 million and $94.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount, or were previously charged down to collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended June 30				Six months ended June 30
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$30,107	$125	$46,502	$127	$31,467	$281	$46,591	198
Commercial - secured	35,668	50	21,798	10	33,816	82	24,012	17
Commercial - unsecured	—	—	13	—	44	—	9	—
Real estate - home equity	205	—	542	—	237	1	428	—
Real estate - residential mortgage	1,494	9	1,240	11	1,158	21	826	13
Construction - commercial residential	22,267	71	28,734	43	22,694	134	29,567	68
Construction - commercial	3,151	—	2,765	4	3,995	2	2,942	6
	92,892	255	101,594	195	93,411	521	104,375	302
With a related allowance recorded:
Real estate - commercial mortgage	46,002	190	64,733	161	49,149	405	69,677	283
Commercial - secured	27,917	39	47,437	20	31,649	81	47,508	33
Commercial - unsecured	1,339	1	2,822	1	1,587	3	2,811	2
Real estate - home equity	14,260	16	6,813	4	13,787	32	6,306	4
Real estate - residential mortgage	53,222	309	41,731	370	53,351	634	41,127	760
Construction - commercial residential	12,458	40	24,210	35	11,582	82	24,684	57
Construction - commercial	1,921	—	2,854	4	2,064	3	2,252	6
Construction - other	496	—	1,047	1	523	1	1,073	2
Consumer - direct	18	—	8	—	22	—	128	—
Consumer - indirect	2	—	—	—	1	—	—	—
Leasing and other and overdrafts	23	—	164	—	18	—	128	—
	157,658	595	191,819	596	163,733	1,241	195,694	1,147
Total	$250,550	$850	$293,413	$791	$257,144	$1,762	$300,069	1,449

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2013 and 2012 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(dollars in thousands)
Real estate - commercial mortgage	$4,472,005	$4,255,334	$165,936	$157,640	$218,975	$251,452	$4,856,916	$4,664,426
Commercial - secured	3,223,539	3,081,215	99,025	137,277	172,395	194,952	3,494,959	3,413,444
Commercial -unsecured	208,391	187,200	3,882	5,421	5,742	6,000	218,015	198,621
Total commercial - industrial, financial and agricultural	3,431,930	3,268,415	102,907	142,698	178,137	200,952	3,712,974	3,612,065
Construction - commercial residential	156,942	156,538	49,934	52,434	63,096	79,581	269,972	288,553
Construction - commercial	256,372	211,470	2,289	2,799	9,454	12,081	268,115	226,350
Total construction (excluding Construction - other)	413,314	368,008	52,223	55,233	72,550	91,662	538,087	514,903
	$8,317,249	$7,891,757	$321,066	$355,571	$469,662	$544,066	$9,107,977	$8,791,394
% of Total	91.3%	89.8%	3.5%	4.0%	5.2%	6.2%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose any identified risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The Corporation believes that internal risk ratings are the most relevant credit quality indicator for the class segments presented above. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings change based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan. While assigning risk ratings involves judgment, the risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

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

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages and construction loans to individuals by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(dollars in thousands)
Real estate - home equity	$1,729,259	$1,602,541	$11,963	$12,645	$19,046	$17,204	$1,760,268	$1,632,390
Real estate - residential mortgage	1,254,854	1,190,873	27,831	32,123	30,660	34,436	1,313,345	1,257,432
Construction - other	70,290	67,447	1,401	865	502	904	72,193	69,216
Consumer - direct	148,849	159,616	3,319	3,795	2,583	3,170	154,751	166,581
Consumer - indirect	143,235	140,868	2,050	2,270	197	145	145,482	143,283
Total consumer	292,084	300,484	5,369	6,065	2,780	3,315	300,233	309,864
Leasing and other and overdrafts	90,910	85,946	392	711	100	19	91,402	86,676
	$3,437,397	$3,247,291	$46,956	$52,409	$53,088	$55,878	$3,537,441	$3,355,578
% of Total	97.2%	96.7%	1.3%	1.6%	1.5%	1.7%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$164,039	$184,832
Accruing loans greater than 90 days past due	25,159	26,221
Total non-performing loans	189,198	211,053
Other real estate owned (OREO)	20,984	26,146
Total non-performing assets	$210,182	$237,199

The following table presents TDRs, by class segment:

	June 30, 2013	December 31, 2012
	(in thousands)
Real-estate - residential mortgage	$28,948	$32,993
Real-estate - commercial mortgage	24,828	34,672
Construction - commercial residential	10,599	10,564
Commercial - secured	8,264	5,624
Real estate - home equity	1,549	1,518
Commercial - unsecured	130	121
Consumer - direct	13	17
Total accruing TDRs	74,331	85,509
Non-accrual TDRs (1)	30,377	31,244
Total TDRs	$104,708	$116,753

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of June 30, 2013 and December 31, 2012, there were $16.7 million and $7.4 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment, as of June 30, 2013 and 2012 that were modified during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30				Six months ended June 30
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)				(dollars in thousands)
Real estate - residential mortgage	11	$2,059	11	$3,436	39	$6,025	24	$8,115
Real estate - commercial mortgage	4	2,002	9	10,931	9	4,654	13	16,600
Real estate - home equity	11	677	4	389	28	1,857	6	560
Construction - commercial residential	2	4,487	3	4,072	4	5,115	6	10,437
Commercial - secured	2	135	2	167	7	592	7	3,207
Commercial - unsecured	—	—	—	—	1	15	—	—
Consumer - direct	7	2	—	—	7	2	—	—
	37	$9,362	29	$18,995	95	$18,260	56	$38,919

The following table presents TDRs, by class segment, as of June 30, 2013 and 2012 that were modified within the previous 12 months and had a payment default during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30				Six months ended June 30
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	7	$2,999	12	$8,160	10	$4,152	21	$12,248
Real estate - residential mortgage	26	4,817	16	5,217	44	10,283	24	6,931
Commercial - secured	2	117	3	167	4	730	5	282
Construction - commercial residential	—	—	2	5,670	2	608	5	13,220
Real estate - home equity	8	554	4	444	15	1,055	6	683
	43	$8,487	37	$19,658	75	$16,828	61	$33,364

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,541	$7,093	$5,615	$43,814	$49,429	$72,063	$4,784,853	$4,856,916
Commercial - secured	10,346	3,374	2,195	53,578	55,773	69,493	3,425,464	3,494,957
Commercial - unsecured	1,349	49	301	1,145	1,446	2,844	215,173	218,017
Total commercial - industrial, financial and agricultural	11,695	3,423	2,496	54,723	57,219	72,337	3,640,637	3,712,974
Real estate - home equity	9,700	2,263	5,535	13,511	19,046	31,009	1,729,259	1,760,268
Real estate - residential mortgage	18,600	9,231	5,821	24,839	30,660	58,491	1,254,854	1,313,345
Construction - commercial residential	657	504	—	23,938	23,938	25,099	244,873	269,972
Construction - commercial	—	—	2,820	2,704	5,524	5,524	262,591	268,115
Construction - other	1,401	—	—	502	502	1,903	70,290	72,193
Total real estate - construction	2,058	504	2,820	27,144	29,964	32,526	577,754	610,280
Consumer - direct	2,451	868	2,578	5	2,583	5,902	148,849	154,751
Consumer - indirect	1,807	243	194	3	197	2,247	143,235	145,482
Total consumer	4,258	1,111	2,772	8	2,780	8,149	292,084	300,233
Leasing and other and overdrafts	297	95	100	—	100	492	90,910	91,402
	$62,149	$23,720	$25,159	$164,039	$189,198	$275,067	$12,370,351	$12,645,418

	December 31, 2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,993	$8,473	$2,160	$54,960	$57,120	$78,586	$4,585,840	$4,664,426
Commercial - secured	8,013	8,030	1,060	63,602	64,662	80,705	3,332,739	3,413,444
Commercial - unsecured	461	12	199	2,093	2,292	2,765	195,856	198,621
Total commercial - industrial, financial and agricultural	8,474	8,042	1,259	65,695	66,954	83,470	3,528,595	3,612,065
Real estate - home equity	9,579	3,066	5,579	11,625	17,204	29,849	1,602,541	1,632,390
Real estate - residential mortgage	21,827	10,296	13,333	21,103	34,436	66,559	1,190,873	1,257,432
Construction - commercial residential	466	—	251	22,815	23,066	23,532	265,020	288,552
Construction - commercial	—	—	—	8,035	8,035	8,035	218,315	226,350
Construction - other	865	—	328	576	904	1,769	67,447	69,216
Total real estate - construction	1,331	—	579	31,426	32,005	33,336	550,782	584,118
Consumer - direct	2,842	953	3,157	13	3,170	6,965	159,616	166,581
Consumer - indirect	1,926	344	145	—	145	2,415	140,868	143,283
Total consumer	4,768	1,297	3,302	13	3,315	9,380	300,484	309,864
Leasing and other and overdrafts	662	49	9	10	19	730	85,946	86,676
	$59,634	$31,223	$26,221	$184,832	$211,053	$301,910	$11,845,061	$12,146,971

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of period	$41,006	$35,259	$39,737	$34,666
Originations of mortgage servicing rights	3,235	4,058	7,462	6,836
Amortization	(2,491)	(2,314)	(5,449)	(4,499)
Balance at end of period	$41,750	$37,003	$41,750	$37,003

Valuation allowance:
Balance at beginning of period	$(3,680)	$(1,550)	$(3,680)	$(1,550)
Reversals	1,990	—	1,990	—
Balance at end of period	$(1,690)	$(1,550)	$(1,690)	$(1,550)

Net MSRs at end of period	$40,060	35,453	$40,060	$35,453
MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on the results of the fair value analysis completed as of June 30, 2013, a decrease to the valuation allowance of $2.0 million was recorded for the three and six months ended June 30, 2013. No adjustment to the valuation allowance was necessary for three and six months ended June 30, 2012.

NOTE G – Stock-Based Compensation
The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its Amended and Restated Equity and Cash Incentive Compensation Plan (formally the 2004 Stock Option and Compensation Plan, or Employee Option Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.
The Corporation also grants restricted stock to non-employee members of the board of directors under its 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Stock-based compensation expense	$2,360	$2,337	$3,207	$3,050
Tax benefit	(687)	(657)	(911)	(816)
Stock-based compensation expense, net of tax	$1,673	$1,680	$2,296	$2,234

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Restricted stock awards under the Directors' Plan generally vest one year from the date of grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of both stock options and restricted stock. During the three and six months ended June 30, 2013, the Corporation granted approximately 618,000 stock options and 342,000 shares of restricted stock under its Employee Option Plan. As of June 30, 2013, the Employee Option Plan had 11.3 million shares reserved for future grants through 2023. During the three and six months ended June 30, 2013, the Corporation granted approximately 18,000 shares of restricted stock under its Directors’ Plan. As of June 30, 2013, the Directors’ Plan had 450,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Service cost (1)	$51	$39	$102	$78
Interest cost	772	806	1,544	1,612
Expected return on plan assets	(800)	(808)	(1,600)	(1,616)
Net amortization and deferral	596	420	1,192	840
Net periodic benefit cost	$619	$457	$1,238	$914

(1)
The Pension Plan service cost recorded for the three and six months ended June 30, 2013 and 2012, respectively, was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The net periodic benefit cost for the Corporation’s Postretirement Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Service cost	$57	$53	$114	$106
Interest cost	81	87	162	174
Expected return on plan assets	—	(1)	—	(2)
Net accretion and deferral	(91)	(91)	(182)	(182)
Net periodic benefit cost	$47	$48	$94	$96

NOTE I – Derivative Financial Instruments
The Corporation manages its exposure to certain interest rate and foreign currency price risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and they are not entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair values recognized directly in earnings.

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
Foreign Exchange Contracts
The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. The Corporation offsets its foreign exchange contract exposure with customers by entering into contracts with third-party correspondent financial institutions to mitigate its exposure to fluctuations in foreign currency exchange rates. The Corporation also holds certain amounts of foreign currency with international correspondent banks. The Corporation's policy limits the total net foreign currency open position, which includes all outstanding contracts and foreign account balances, to less than $500,000. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair values during the period recorded within other service charges and fees on the consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2013		December 31, 2012
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$91,417	$1,011	$314,416	$6,912
Negative fair values	155,894	(2,678)	9,714	(155)
Net interest rate locks with customers		(1,667)		6,757
Forward Commitments
Positive fair values	260,203	10,067	79,152	707
Negative fair values	—	—	236,500	(915)
Net forward commitments		10,067		(208)
Interest Rate Swaps with Customers
Positive fair values	76,421	2,417	130,841	7,090
Negative fair values	86,384	(1,606)	—	—
Net interest rate swaps with customers		811		7,090
Interest Rate Swaps with Dealer Counterparties
Positive fair values	86,384	1,606	—	—
Negative fair values	76,421	(2,417)	130,841	(7,090)
Net Interest rate swaps with dealer counterparties		(811)		(7,090)
Foreign Exchange Contracts with Customers
Positive fair values	11,826	269	1,810	137
Negative fair values	15,159	(311)	9,851	(348)
Net foreign exchange contracts with customers		(42)		(211)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	39,876	1,497	59,368	1,064
Negative fair values	19,879	(594)	37,865	(1,121)
Net foreign exchange contracts with correspondent banks		903		(57)
Net derivative fair value asset		$9,261		$6,281

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(in thousands)
Interest rate locks with customers	$(5,886)	$4,243	$(8,424)	$5,052
Forward commitments	9,847	(5,159)	10,275	(1,813)
Interest rate swaps with customers	(5,871)	2,516	(6,279)	3,041
Interest rate swaps with dealer counterparties	5,871	(2,516)	6,279	(3,041)
Foreign exchange contracts with customers	(291)	663	169	(387)
Foreign exchange contracts with correspondent banks	542	(682)	960	869
Net fair value gains (losses) on derivative financial instruments	$4,212	$(935)	$2,980	$3,721

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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit	$4,304,848	$4,011,741
Standby letters of credit	403,981	425,095
Commercial letters of credit	34,637	26,191
The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit. See Note E, "Loans and Allowance for Credit Losses," for additional details.
Residential Lending
Residential mortgages are originated and sold by the Corporation and consist primarily of conforming, prime loans sold to government sponsored agencies, such as the Federal National Mortgage Association (Fannie Mae).
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of June 30, 2013 and December 31, 2012, the reserves for losses on these loans were approximately $2.5 million and $2.4 million, respectively.
From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program in 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of June 30, 2013, the unpaid principal balance of loans sold under the MPF Program was approximately $196 million. As of June 30, 2013 and December 31, 2012, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.9 million and $3.6 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit loss methodology.
As of June 30, 2013 and December 31, 2012, the total reserve for losses on residential mortgage loans sold was $5.4 million and $6.0 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of June 30, 2013 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2013	December 31, 2012
	(in thousands)
Cost	$62,171	$65,745
Fair value	60,909	67,899
During the three and six months ended June 30, 2013, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $2.7 million and $3.4 million, respectively. During the three and six months ended June 30, 2012, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $1.1 million and $941,000, respectively.

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
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$60,909	$—	$60,909
Available for sale investment securities:
Equity securities	47,797	—	—	47,797
U.S. Government securities	—	2,251	—	2,251
U.S. Government sponsored agency securities	—	819	—	819
State and municipal securities	—	295,733	—	295,733
Corporate debt securities	—	98,416	9,061	107,477
Collateralized mortgage obligations	—	1,240,562	—	1,240,562
Mortgage-backed securities	—	973,099	—	973,099
Auction rate securities	—	—	152,592	152,592
Total available for sale investments	47,797	2,610,880	161,653	2,820,330
Other assets	15,980	15,100	—	31,080
Total assets	$63,777	$2,686,889	$161,653	$2,912,319
Other liabilities	$15,113	$6,759	$—	$21,872

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$67,899	$—	$67,899
Available for sale investment securities:
Equity securities	50,873	—	—	50,873
U.S. Government securities	—	325	—	325
U.S. Government sponsored agency securities	—	2,397	—	2,397
State and municipal securities	—	315,519	—	315,519
Corporate debt securities	—	102,555	10,287	112,842
Collateralized mortgage obligations	—	1,211,119	—	1,211,119
Mortgage-backed securities	—	879,621	—	879,621
Auction rate securities	—	—	149,339	149,339
Total available for sale investments	50,873	2,511,536	159,626	2,722,035
Other assets	15,259	14,710	—	29,969
Total assets	$66,132	$2,594,145	$159,626	$2,819,903
Other liabilities	$15,524	$8,161	$—	$23,685
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2013 and December 31, 2012 were measured as the price that secondary market investors were offering for loans with similar characteristics.

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

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is done for approximately 75% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
Equity securities – Equity securities consist of stocks of financial institutions ($40.9 million at June 30, 2013 and $44.2 million at December 31, 2012) and other equity investments ($6.9 million at June 30, 2013 and $6.7 million at December 31, 2012). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($95.3 million at June 30, 2013 and $71.7 million at December 31, 2012) have been excluded from the preceding tables.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.4 million at June 30, 2013 and $51.7 million at December 31, 2012), single-issuer trust preferred securities issued by financial institutions ($49.2 million at June 30, 2013 and $51.7 million at December 31, 2012), pooled trust preferred securities issued by financial institutions ($5.4 million at June 30, 2013 and $6.9 million at December 31, 2012) and other corporate debt issued by non-financial institutions ($2.5 million at June 30, 2013 and December 31, 2012).

Classified as Level 2 investments are the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $45.5 million and $48.3 million of single-issuer trust preferred securities held at June 30, 2013 and December 31, 2012, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Classified as Level 3 investments are the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.7 million at June 30, 2013 and $3.4 million at December 31, 2012). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($14.2 million at June 30, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($1.8 million at June 30, 2013 and $1.2 million at December 31, 2012).

The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($11.1 million at June 30, 2013 and $7.6 million at December 31, 2012) and the fair value of interest rate swaps ($4.0 million at June 30, 2013 and $7.1 million at December 31, 2012).

The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date.
See Note I, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($14.2 million at June 30, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($905,000 at June 30, 2013 and $1.5 million at December 31, 2012). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.7 million at June 30, 2013 and $1.1 million at December 31, 2012) and the fair value of interest rate swaps ($4.0 million at June 30, 2013 and $7.1 million at December 31, 2012). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended June 30, 2013
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at March 31, 2013	$8,356	$3,370	$154,639
Sales	(3,286)	—	—
Unrealized adjustment to fair value (1)	445	297	(172)
Settlements - calls	(124)	—	(2,066)
Discount accretion (2)	—	3	191
Balance at June 30, 2013	$5,391	$3,670	$152,592

	Three months ended June 30, 2012
Balance at March 31, 2012	$5,062	$4,360	$223,877
Unrealized adjustment to fair value (1)	137	(262)	(17,322)
Settlements - calls	(180)	—	(4,193)
(Premium amortization) discount accretion (2)	(1)	2	920
Balance at June 30, 2012	$5,018	$4,100	$203,282

	Six months ended June 30, 2013
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARC Investments
	(in thousands)
Balance at December 31, 2012	$6,927	$3,360	$149,339
Sales	(3,286)	—	—
Unrealized adjustment to fair value (1)	1,874	304	5,188
Settlements - calls	(124)	—	(2,408)
(Premium amortization) discount accretion (2)	—	6	473
Balance at June 30, 2013	$5,391	$3,670	$152,592

	Six months ended June 30, 2012
Balance at December 31, 2011	$5,109	$4,180	$225,211
Unrealized adjustment to fair value (1)	314	(84)	(19,486)
Settlements - calls	(403)	—	(4,510)
(Premium amortization) discount accretion (2)	(2)	4	2,067
Balance at June 30, 2012	$5,018	$4,100	$203,282

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

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$170,494	$170,494
Other financial assets	—	—	61,044	61,044
Total assets	$—	$—	$231,538	$231,538

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$191,165	$191,165
Other financial assets	—	—	62,203	62,203
Total assets	$—	$—	$253,368	$253,368
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

•
Other financial assets – This category includes OREO ($21.0 million at June 30, 2013 and $26.1 million at December 31, 2012) and MSRs, net of the MSRs valuation reserve ($40.1 million at June 30, 2013 and $36.1 million at December 31, 2012), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. During the three and six months ended June 30, 2013, the Corporation engaged a third-party valuation expert to estimate the fair value of its MSRs. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rates used in the June 30, 2013 discounted cash flows valuation was 12.6%. Management tested the reasonableness of the significant inputs to the third-party valuation in comparison to market data.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2013 and December 31, 2012. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	June 30, 2013		December 31, 2012
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$219,944	$219,944	$256,300	$256,300
Interest-bearing deposits with other banks	130,065	130,065	173,257	173,257
Loans held for sale (1)	60,909	60,909	67,899	67,899
Securities held to maturity	227	246	292	319
Securities available for sale (1)	2,915,652	2,915,652	2,793,725	2,793,725
Loans, net of unearned income (1)	12,645,418	12,606,477	12,146,971	12,129,971
Accrued interest receivable	45,713	45,713	45,786	45,786
Other financial assets (1)	151,485	151,485	201,069	201,069
FINANCIAL LIABILITIES
Demand and savings deposits	$9,155,883	$9,155,883	$9,100,825	$9,100,825
Time deposits	3,101,926	3,120,950	3,383,338	3,413,060
Short-term borrowings	1,620,318	1,620,318	868,399	868,399
Accrued interest payable	17,708	17,708	19,330	19,330
Other financial liabilities (1)	79,569	79,569	58,255	58,255
Federal Home Loan Bank advances and long-term debt	889,167	890,359	894,253	853,547

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
The estimated fair values of securities held to maturity as of June 30, 2013 and December 31, 2012 were generally based on valuations performed by a third-party pricing service commonly used in the banking industry. Management tests the values provided by the pricing service by obtaining securities prices from an alternative third party source and comparing the results. These securities would be categorized as Level 2 assets under FASB Topic 820.
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

NOTE M – Common Stock Repurchase Plan
On January 3, 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to eight million shares, or approximately 4% of its outstanding shares, through June 30, 2013. On June 18, 2013, the Corporation announced that its board of directors had extended the timeframe for this stock repurchase program to September 30, 2013.

Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time. During the three and six months ended June 30, 2013, approximately 2.2 million and 6.4 million shares, respectively, were repurchased under this program. Approximately 1.6 million shares remain authorized for repurchase.

NOTE N – Reclassifications

Certain amounts in the 2012 consolidated financial statements and notes have been reclassified to conform to the 2013 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) relates to Fulton Financial Corporation (the Corporation), a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and notes presented in this report.

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

•
the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act);

•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements implementing the Basel III standards for U.S. financial institutions;

•	operational risk, i.e. the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events; and

•	acquisition and growth strategies, including the impact of a less robust merger and acquisition environment in the banking industry and increased regulatory scrutiny.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2013	2012	2013	2012
Income before income taxes (in thousands)	$53,751	$53,251	$104,718	$104,915
Net income (in thousands)	$40,582	$39,891	$79,809	$78,023
Diluted net income per share	$0.21	$0.20	$0.41	$0.39
Return on average assets	0.97%	0.98%	0.97%	0.96%
Return on average equity	7.89%	7.84%	7.78%	7.72%
Net interest margin (1)	3.52%	3.78%	3.54%	3.81%
Non-performing assets to total assets	1.23%	1.63%	1.23%	1.63%
Annualized net charge-offs to average loans	0.56%	1.55%	0.59%	1.24%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the second quarter of 2013 increased $500,000, or 0.9%, compared to the second quarter of 2012. For the first half of 2013, income before income taxes decreased $197,000, or 0.2%, compared to the same period in 2012.
The Corporation's results for the three and six months ended June 30, 2013 were most significantly impacted by improved asset quality, resulting in a decrease in the provision for credit losses, a decline in net interest income and higher non-interest expenses.
Asset Quality - For the three and six months ended June 30, 2013, the Corporation's provision for credit losses decreased $12.0 million, or 47.1%, and $25.0 million, or 46.7%, respectively, in comparison to the same periods in 2012. These decreases were due to an overall improvement in asset quality.
Non-performing loans decreased $44.8 million, or 19.1%, since June 30, 2012. The total past due rate was 2.18% as of June 30, 2013, compared to 2.81% as of June 30, 2012. Annualized net charge-offs to average loans outstanding were 0.56% for the second quarter of 2013, compared to 1.55% for the second quarter of 2012. Annualized net charge-offs to average loans outstanding were 0.59% for the six months ended June 30, 2013, compared to 1.24% for the six months ended June 30, 2012.
Net Interest Income and Net Interest Margin - For the three and six months ended June 30, 2013, net interest income decreased $5.5 million, or 4.0%, and $14.5 million, or 5.3%, respectively, in comparison to the same periods in 2012. Net interest income for the first half of 2013 was negatively impacted by net interest margin compression as yields on interest-earning assets declined more significantly than the cost of interest-bearing liabilities. The net interest margin for the second quarter of 2013 decreased 26 basis points, or 6.9%, in comparison to the second quarter of 2012. For the first half of 2013, the net interest margin decreased 27 basis points, or 7.1%, in comparison to the same period in 2012.
The decrease in net interest margin was somewhat mitigated by an increase in average interest-earning assets. Average interest-earning assets increased $452.9 million, or 3.0%, in comparison to the second quarter of 2012, due to a $560.6 million, or 4.7%, increase in average loans. For the first six months of 2013, average interest-earning assets increased $386.5 million, or 2.6%, in comparison to the same period in 2012, including a $419.2 million, or 3.5%, increase in average loans. During the three and six months ended June 30, 2013, loan growth was strong across most loan types, with significant increases in commercial loans and commercial mortgages. Approximately half of this growth was generated by new customer relationships.
Non-interest Expense - For the three and six months ended June 30, 2013, non-interest expense increased $5.0 million, or 4.5%, and $5.3 million, or 2.4%, respectively, in comparison to the same periods in 2012. These increases were driven primarily by regulatory compliance and risk management efforts and a core processing system conversion. The expense categories most notably impacted were salaries and employee benefits, other outside services, data processing, software expense and professional fees.
The Corporation has been operating under an increasingly challenging and expanding regulatory compliance and risk management environment over the past several years. This has been most evident in the passage of the Dodd-Frank Act, the resulting establishment of the Consumer Financial Protection Bureau, and the heightened scrutiny of financial institutions by bank regulators. As the regulatory environment has changed, the Corporation has made additional investments in staffing and technology to ensure that it meets regulatory expectations. Costs have also been incurred to engage third-party consulting and legal expertise to support these initiatives.

During the second quarter of 2013, the Corporation began its conversion to a new core processing system. The core processing system is used to maintain customer account records, reflect account transactions and activity, and support customer relationship management for substantially all deposit and loan customers. As of June 30, 2013, three subsidiary banks had been converted to the new core processing system. The remaining three subsidiary banks are expected to be converted during the third quarter of 2013. Total implementation costs specifically associated with these conversions were approximately $1.2 million and $1.5 million, respectively, during the three and six months ended June 30, 2013, respectively. These implementation costs are expected to total approximately $3.0 million in 2013, as compared to $980,000 in 2012. The Corporation also expects an annual increase in expenses of approximately $3 million upon full implementation of the new core processing system.
Quarter Ended June 30, 2013 compared to the Quarter Ended June 30, 2012
Net Interest Income
FTE net interest income decreased $5.3 million, or 3.7%, from $141.7 million in the second quarter of 2012 to $136.4 million in the second quarter of 2013. This decrease was primarily due to a 26 basis point, or 6.9%, decrease in the net interest margin, to 3.52% for the second quarter of 2013 from 3.78% for the second quarter of 2012. The compression in the net interest margin resulted from the net effect of a 41 basis point, or 9.2%, decrease in yields on interest-earning assets and a 19 basis point, or 20.4%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2013 as compared to the same period in 2012. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2013			2012
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,528,562	$138,002	4.42%	$11,967,939	$144,263	4.85%
Taxable investment securities (3)	2,410,004	14,516	2.41	2,533,060	18,624	2.94
Tax-exempt investment securities (3)	280,508	3,608	5.15	283,736	3,992	5.63
Equity securities (3)	123,848	875	2.83	106,954	707	2.65
Total investment securities	2,814,360	18,999	2.70	2,923,750	23,323	3.19
Loans held for sale	42,158	384	3.64	55,813	538	3.85
Other interest-earning assets	144,945	35	0.10	129,659	45	0.14
Total interest-earning assets	15,530,025	157,420	4.07%	15,077,161	168,169	4.48%
Noninterest-earning assets:
Cash and due from banks	206,090			233,041
Premises and equipment	225,915			216,881
Other assets	1,060,095			1,104,615
Less: Allowance for loan losses	(221,541)			(259,327)
Total Assets	$16,800,584			$16,372,371
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,718,679	$872	0.13%	$2,484,730	$1,025	0.17%
Savings deposits	3,350,856	1,016	0.12	3,302,418	1,510	0.18
Time deposits	3,169,141	7,610	0.96	3,791,362	12,208	1.30
Total interest-bearing deposits	9,238,676	9,498	0.41	9,578,510	14,743	0.62
Short-term borrowings	1,313,424	700	0.21	961,900	411	0.17
FHLB advances and long-term debt	889,186	10,815	4.87	929,318	11,301	4.88
Total interest-bearing liabilities	11,441,286	21,013	0.74%	11,469,728	26,455	0.93%
Noninterest-bearing liabilities:
Demand deposits	3,116,940			2,670,397
Other	179,875			185,929
Total Liabilities	14,738,101			14,326,054
Shareholders’ equity	2,062,483			2,046,317
Total Liabilities and Shareholders’ Equity	$16,800,584			$16,372,371
Net interest income/net interest margin (FTE)		136,407	3.52%		141,714	3.78%
Tax equivalent adjustment		(4,342)			(4,184)
Net interest income		$132,065			$137,530

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2013 vs. 2012 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$6,705	$(12,966)	$(6,261)
Taxable investment securities	(870)	(3,238)	(4,108)
Tax-exempt investment securities	(45)	(339)	(384)
Equity securities	118	50	168
Loans held for sale	(127)	(27)	(154)
Other interest-earning assets	5	(15)	(10)
Total interest income	$5,786	$(16,535)	$(10,749)
Interest expense on:
Demand deposits	$91	$(244)	$(153)
Savings deposits	22	(516)	(494)
Time deposits	(1,795)	(2,803)	(4,598)
Short-term borrowings	173	116	289
FHLB advances and long-term debt	(459)	(27)	(486)
Total interest expense	$(1,968)	$(3,474)	$(5,442)
Note: Changes which are attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 41 basis point, or 9.2%, decrease in yields on average interest-earnings assets resulted in a $16.5 million decrease in FTE interest income, partially offset by a $5.8 million increase in FTE interest income as a result of a $452.9 million, or 3.0%, increase in average interest-earning assets.
Average investments decreased $109.4 million, or 3.7%, as portfolio cash flows were not fully reinvested. The average yield on investments decreased 49 basis points, or 15.4%, to 2.70% in the second quarter of 2013 from 3.19% in the second quarter of 2012 as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were at yields that were lower than the overall portfolio yield. The decrease in investment yields was partially offset by $1.9 million of interest recoveries and calls on debt securities during the second quarter of 2013, compared to $134,000 during the same period in 2012.
Average loans, by type, are summarized in the following table:

	Three months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,758,060	$4,634,436	$123,624	2.7%
Commercial – industrial, financial and agricultural	3,714,683	3,529,947	184,736	5.2
Real estate – home equity	1,732,704	1,599,702	133,002	8.3
Real estate – residential mortgage	1,308,713	1,180,024	128,689	10.9
Real estate – construction	617,577	640,282	(22,705)	(3.5)
Consumer	304,918	307,651	(2,733)	(0.9)
Leasing and other	91,907	75,897	16,010	21.1
Total	$12,528,562	$11,967,939	$560,623	4.7%

Average loans increased $560.6 million, or 4.7%, compared to the second quarter of 2012. The growth in commercial mortgages and commercial loans was driven by a combination of loans to new customers and greater credit demand from existing customers. The $133.0 million, or 8.3%, increase in home equity loans was due to promotional efforts, while the $128.7 million, or 10.9%, increase in residential mortgages was primarily due to the Corporation electing to retain certain 15-year fixed rate residential mortgages in portfolio during the second half of 2012 instead of selling them to third-party investors.
The average yield on loans decreased 43 basis points, or 8.9%, to 4.42% in 2013 from 4.85% in 2012. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, increased refinancing activity, the elimination of interest rate floors on certain loans and new loan production at lower rates.
Interest expense decreased $5.4 million, or 20.6%, to $21.0 million in the second quarter of 2013 from $26.5 million in the second quarter of 2012. Interest expense decreased $3.5 million due to a 19 basis point, or 20.4%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $2.0 million as a result of a $28.4 million, or 0.2%, decline in average interest-bearing liabilities.
Average deposits, by type, are summarized in the following table:

	Three months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,116,940	$2,670,397	$446,543	16.7%
Interest-bearing demand	2,718,679	2,484,730	233,949	9.4
Savings	3,350,856	3,302,418	48,438	1.5
Total demand and savings	9,186,475	8,457,545	728,930	8.6
Time deposits	3,169,141	3,791,362	(622,221)	(16.4)
Total deposits	$12,355,616	$12,248,907	$106,709	0.9%
The $728.9 million, or 8.6%, increase in total demand and savings accounts was primarily due to a $368.7 million, or 9.0%, increase in personal account balances and a $303.0 million, or 10.9%, increase in business account balances. The $622.2 million, or 16.4%, decrease in time deposits was primarily in accounts with original maturity terms of less than three years.
The average cost of interest-bearing deposits decreased 21 basis points, or 33.9%, to 0.41% in 2013 from 0.62% in 2012, primarily due to a decrease in higher cost time deposits and an increase in average interest-bearing savings and demand balances. Also contributing to the decrease in the average cost of interest-bearing deposits was the repricing of time deposits to lower rates. During the second quarter of 2013, excluding early redemptions, $704.8 million of time deposits matured at a weighted average rate of 0.89%, while approximately $586.3 million of time deposits were issued at a weighted average rate of 0.35%.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Three months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$188,339	$226,216	$(37,877)	(16.7)%
Customer short-term promissory notes	98,207	146,307	(48,100)	(32.9)
Total short-term customer funding	286,546	372,523	(85,977)	(23.1)
Federal funds purchased	776,603	564,377	212,226	37.6
Short-term Federal Home Loan Bank (FHLB) advances (1)	250,275	25,000	225,275	901.1
Total short-term borrowings	1,313,424	961,900	351,524	36.5
Long-term debt:
FHLB advances	519,638	559,780	(40,142)	(7.2)
Other long-term debt	369,548	369,538	10	—
Total long-term debt	889,186	929,318	(40,132)	(4.3)
Total borrowings	$2,202,610	$1,891,218	$311,392	16.5%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $351.5 million, or 36.5%, primarily due to increases in short-term FHLB advances and Federal funds, which were used to supplement deposits in funding loan growth. The $40.1 million decrease in long-term debt was due to the repayment of FHLB advances, which were not replaced with new long-term borrowings.
The average cost of total borrowings decreased 39 basis points, or 15.7%, to 2.09% in 2013 from 2.48% in 2012, primarily due to an increase in total average borrowings, with the increase primarily in lower cost short-term FHLB advances and Federal funds purchased.

Provision for Credit Losses
The provision for credit losses was $13.5 million for the second quarter of 2013, a decrease of $12.0 million, or 47.1%, in comparison to the second quarter of 2012 due to improvements in asset quality, as shown by a reduction in non-performing loans and overall delinquency rates.
The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance. The Corporation determines the appropriate level of the allowance for credit losses based on its allowance methodology, which considers various quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Overdraft fees	$7,624	$8,095	$(471)	(5.8)%
Cash management fees	2,970	2,816	154	5.5
Other	4,057	4,456	(399)	(9.0)
Service charges on deposit accounts	14,651	15,367	(716)	(4.7)
Mortgage banking income	10,997	11,143	(146)	(1.3)
Investment management and trust services	10,601	9,822	779	7.9
Merchant fees	3,600	3,376	224	6.6
Debit card income	2,374	2,209	165	7.5
Letter of credit fees	1,232	1,255	(23)	(1.8)
Foreign currency processing income	316	2,672	(2,356)	(88.2)
Other	1,986	1,995	(9)	(0.5)
Other service charges and fees	9,508	11,507	(1,999)	(17.4)
Credit card income	2,134	2,018	116	5.7
Other	1,560	1,913	(353)	(18.5)
Total, excluding investment securities gains	49,451	51,770	(2,319)	(4.5)
Investment securities gains	2,865	1,538	1,327	86.3
Total	$52,316	$53,308	$(992)	(1.9)%
The $471,000, or 5.8%, decrease in overdraft fee income included a $321,000 decrease on personal accounts and a $150,000 decrease on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid, largely due to changes in customer behavior.
Mortgage banking income decreased $146,000, or 1.3%, from the second quarter of 2012. Gains on sales of mortgage loans decreased $2.2 million, or 20.1%, due to a $164.6 million, or 25.1%, decrease in new loan commitments, partially offset by a 6.7% increase in pricing spreads. The decrease in new loan commitments was mainly from lower refinancing volumes in 2013. Mortgage servicing income increased $2.0 million from the second quarter of 2012 due to a reversal of the valuation allowance for mortgage servicing rights (MSRs) in the second quarter of 2013. The improvement in the fair value of MSRs was mainly due to a decrease in forecasted mortgage prepayments as residential mortgage rates increased near the end of the quarter. See Note F, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details.
The $779,000, or 7.9%, increase in investment management and trust services income was primarily due to a $436,000, or 10.3%, increase in brokerage revenue and a $427,000, or 7.9%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Foreign currency processing revenue decreased $2.4 million, or 88.2%. In December 2012, the Corporation's Fulton Bank, N.A. subsidiary sold its Global Exchange Group division (Global Exchange), which provided international payment solutions to meet the needs of companies, law firms and professionals.
The $353,000, or 18.4%, decrease in other income was largely due to $313,000 of gains on the sales of branch properties in the second quarter of 2012.
Investment securities gains of $2.9 million for the second quarter of 2013 included $1.1 million of net realized gains on financial institution stocks and $1.8 million of realized gains on the sales of debt securities, partially offset by $27,000 of other-than-temporary impairment charges for certain financial institution stocks. The $1.5 million of investment securities gains for the second quarter of 2012 included $1.5 million of realized gains on the sales of stocks of financial institutions and $78,000 of realized gains on the sales of debt securities, partially offset by $57,000 of other-than-temporary impairment charges for certain financial institution stocks.
On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve Board's rule concerning electronic debit card transaction fees and network exclusivity arrangements (the Current Rule) that were adopted to implement the so-called "Durbin Amendment" of the Dodd-Frank Act. The district court held that, in adopting the Current Rule, the Federal Reserve Board violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are "reasonable and proportional to the costs of the issuer" and therefore the Current Rule's maximum permissible debit card interchange fees were too high. In addition, the district court held that the Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The district court vacated the Current Rule, but stayed its ruling to provide the Federal Reserve Board an opportunity to replace the invalid provisions. The district court has not yet decided upon the length of the stay or whether the Current Rule will remain in effect during the stay. The Corporation will continue to monitor developments in the district court and any response to the district court's ruling by the Federal Reserve Board. The final outcome of this case, or any response to the district court's ruling by the Federal Reserve Board, may result in a reduction in the Current Rule's maximum permissible debit card interchange fees, thereby potentially reducing the Corporation's debit card income in future periods.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Salaries and employee benefits	$63,490	$60,091	$3,399	5.7%
Net occupancy expense	11,447	11,205	242	2.2
Other outside services	5,315	5,101	214	4.2
Data processing	4,509	3,759	750	20.0
Equipment expense	3,893	3,185	708	22.2
Professional fees	3,395	2,984	411	13.8
FDIC insurance expense	3,001	3,002	(1)	—
Software	3,094	2,272	822	36.2
Other real estate owned (OREO) and repossession expense	1,941	3,165	(1,224)	(38.7)
Marketing	1,922	2,583	(661)	(25.6)
Operating risk loss	1,860	2,055	(195)	(9.5)
Telecommunications	1,736	1,478	258	17.5
Supplies	1,396	1,213	183	15.1
Postage	1,206	1,186	20	1.7
Intangible amortization	535	761	(226)	(29.7)
Other	8,390	8,047	343	4.3
Total	$117,130	$112,087	$5,043	4.5%
Salaries and employee benefits increased $3.4 million, or 5.7%. Salaries grew $2.9 million, or 5.7%, and employee benefits grew $545,000, or 5.3%. The increase in salaries was due to normal merit increases and an increase in average full-time equivalent employees to 3,595 for the three months ended June 30, 2013 from 3,500 for the same period in 2012. The increase in employee benefits was primarily due to higher healthcare costs and defined benefit plan expense.
Data processing increased $750,000, or 20.0%, primarily due to an increase in transaction volumes and costs related to the core processing system conversion. Equipment expense increased $708,000, or 22.2%, due to an increase in depreciation expense on assets supporting the information technology infrastructure. Professional fees increased $411,000, or 13.8%, due to higher legal costs associated with regulatory compliance and risk management efforts, partially offset by lower workout costs associated with problem assets. Software expense increased $822,000, or 36.2%, largely due to the core processing system conversion.
OREO and repossession expense decreased $1.2 million, or 38.7%, due to a $666,000 decrease in collections and repossession expense, a $244,000 decrease in property maintenance costs and a $346,000 decrease in valuation provisions and net losses on sales of properties. While the decline in these expenses can be attributed to general improvements in asset quality, this expense category is expected to be volatile. The $661,000, or 25.6%, decrease in marketing expense was primarily due to the timing and number of marketing promotions, partially offset by $244,000 of costs related to the core processing system conversion in the second quarter of 2013.
The $195,000 decrease in operating risk loss was due to a $966,000 decrease in reserves for losses associated with previously sold residential mortgages, partially offset by a $251,000 increase in charges related to debit card fraud losses. See Note J, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details related to repurchases of previously sold residential mortgages. The $226,000, or 29.7%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis.
Income Taxes
Income tax expense for the second quarter of 2013 was $13.2 million, a $191,000, or 1.4%, decrease from $13.4 million for the second quarter of 2012.
The Corporation’s effective tax rate was 24.5% in 2013, as compared to 25.1% in 2012. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate in comparison to the second quarter of 2012 was partially due to a $647,000 increase in net credits from such investments. In addition, the valuation allowance for certain state deferred tax assets was reduced by $488,000, net of federal tax, through a credit to income tax expense. This reduction resulted from an improvement in forecasts for state taxable income that will allow a larger portion of this deferred tax asset to be realized. In 2012, a $775,000 credit to state tax expense, net of federal tax, was recorded as a result of settling certain tax positions with taxing authorities.
Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012
Net Interest Income
FTE net interest income decreased $14.3 million, or 5.0%, to $270.3 million in the first half of 2013 from $284.6 million in the first half of 2012.
Net interest margin decreased 27 basis points, or 7.1%, to 3.54% for the first half of 2013 from 3.81% for the first half of 2012. The decrease in net interest margin was the result of a 45 basis point, or 9.9%, decrease in yields on interest-earning assets, partially offset by a 20 basis point, or 20.8%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first half of 2013 as compared to the same period in 2012. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2013			2012
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,393,670	$274,950	4.47%	$11,974,519	$291,309	4.89%
Taxable investment securities (3)	2,415,562	27,913	2.31	2,467,609	37,285	3.02
Tax-exempt investment securities (3)	286,281	7,422	5.19	289,230	8,149	5.63
Equity securities (3)	121,123	1,792	2.97	111,274	1,487	2.68
Total investment securities	2,822,966	37,127	2.63	2,868,113	46,921	3.27
Loans held for sale	45,005	879	3.91	48,145	969	4.02
Other interest-earning assets	131,472	57	0.01	115,808	98	0.17
Total interest-earning assets	15,393,113	313,013	4.10%	15,006,585	339,297	4.55%
Noninterest-earning assets:
Cash and due from banks	204,308			247,891
Premises and equipment	226,189			214,725
Other assets	1,065,104			1,108,520
Less: Allowance for loan losses	(224,682)			(262,709)
Total Assets	$16,664,032			$16,315,012
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,712,292	$1,749	0.13%	$2,474,591	$2,061	0.17%
Savings deposits	3,342,626	2,039	0.12	3,325,959	3,320	0.20
Time deposits	3,244,805	16,111	1.00	3,871,636	25,612	1.33
Total interest-bearing deposits	9,299,723	19,899	0.43	9,672,186	30,993	0.64
Short-term borrowings	1,173,550	1,209	0.21	845,001	692	0.16
FHLB advances and long-term debt	890,174	21,583	4.87	956,310	22,966	4.82
Total interest-bearing liabilities	11,363,447	42,691	0.76%	11,473,497	54,651	0.96%
Noninterest-bearing liabilities:
Demand deposits	3,043,268			2,618,355
Other	189,357			191,696
Total Liabilities	14,596,072			14,283,548
Shareholders’ equity	2,067,960			2,031,464
Total Liabilities and Shareholders’ Equity	$16,664,032			$16,315,012
Net interest income/net interest margin (FTE)		270,322	3.54%		284,646	3.81%
Tax equivalent adjustment		(8,613)			(8,421)
Net interest income		$261,709			$276,225

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first six months of 2013 as compared to the same period in 2012 due to changes in average balances (volume) and changes in rates:

	2013 vs. 2012 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$9,682	$(26,041)	$(16,359)
Taxable investment securities	(773)	(8,599)	(9,372)
Tax-exempt investment securities	(84)	(643)	(727)
Equity securities	136	169	305
Loans held for sale	(64)	(26)	(90)
Other interest-earning assets	12	(53)	(41)
Total interest income	$8,909	$(35,193)	$(26,284)
Interest expense on:
Demand deposits	$182	$(494)	$(312)
Savings deposits	17	(1,298)	(1,281)
Time deposits	(3,758)	(5,743)	(9,501)
Short-term borrowings	309	208	517
FHLB advances and long-term debt	(1,615)	232	(1,383)
Total interest expense	$(4,865)	$(7,095)	$(11,960)
A 45 basis point, or 9.9%, decrease in average yields on interest-earning assets resulted in a $35.2 million decrease in FTE interest income, which was partially offset by an $8.9 million increase in FTE interest income resulting from a $386.5 million, or 2.6%, increase in average interest-earning assets.
Average investments decreased $45.1 million, or 1.6%. The average yield on investment securities decreased 64 basis points, or 19.6%, to 2.63% in 2013 from 3.27% in 2012, as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were at yields that were lower than the overall portfolio yield.
Average loans, by type, are summarized in the following table:

	Six months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,712,530	$4,625,969	$86,561	1.9%
Commercial – industrial, financial and agricultural	3,688,767	3,557,731	131,036	3.7
Real estate – home equity	1,697,634	1,605,633	92,001	5.7
Real estate – residential mortgage	1,296,012	1,158,994	137,018	11.8
Real estate – construction	604,531	640,928	(36,397)	(5.7)
Consumer	305,199	309,942	(4,743)	(1.5)
Leasing and other	88,997	75,322	13,675	18.2
Total	$12,393,670	$11,974,519	$419,151	3.5%

The $217.6 million, or 2.7%, increase in commercial loans and commercial mortgages was from both new and existing customers. The $137.0 million, or 11.8%, increase in residential mortgages was due to the Corporation retaining certain 15-year fixed rate residential mortgages in portfolio in the second half of 2012, while the $92.0 million, or 5.7%, increase in home equity loans was a result of certain promotions.
The average yield on loans decreased 42 basis points, or 8.6%, to 4.47% in 2013 from 4.89% in 2012. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, increased refinancing activity, the elimination of interest rate floors on certain loans and new loan production at lower rates.

Interest expense decreased $12.0 million, or 21.9%, to $42.7 million in the first half of 2013 from $54.7 million in the first half of 2012. Interest expense decreased $7.1 million as a result of a 20 basis point, or 20.8%, decrease in the average cost of interest-bearing liabilities. Interest expense decreased an additional $4.9 million as a result of a $110.1 million, or 1.0%, decline in average interest-bearing liabilities.
Average deposits, by type are summarized in the following table:

	Six months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,043,268	$2,618,355	$424,913	16.2%
Interest-bearing demand	2,712,292	2,474,591	237,701	9.6
Savings	3,342,626	3,325,959	16,667	0.5
Total demand and savings	9,098,186	8,418,905	679,281	8.1
Time deposits	3,244,805	3,871,636	(626,831)	(16.2)
Total deposits	$12,342,991	$12,290,541	$52,450	0.4%
The $679.3 million, or 8.1%, increase in total demand and savings account balances was primarily due to a $360.8 million, or 8.9%, increase in personal account balances, a $277.9 million, or 10.1%, increase in business account balances and a $45.7 million, or 3.0%, increase in municipal account balances. The $626.8 million, or 16.2%, decrease in time deposits was primarily in accounts with original maturity terms of less than three years.
The average cost of interest-bearing deposits decreased 21 basis points, or 32.8%, to 0.43% in 2013 from 0.64% in 2012, primarily due to a decrease in higher cost time deposits and an increase in average interest-bearing savings and demand balances. Also contributing to the decrease in the average cost of interest-bearing deposits was the repricing of time deposits to lower rates.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Six months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$176,788	$213,379	$(36,591)	(17.1)%
Customer short-term promissory notes	105,086	150,689	(45,603)	(30.3)
Total short-term customer funding	281,874	364,068	(82,194)	(22.6)
Federal funds purchased	743,376	464,175	279,201	60.1
Short-term FHLB advances	148,300	16,758	131,542	785.0
Total short-term borrowings	$1,173,550	$845,001	$328,549	38.9
Long-term debt:
FHLB advances	520,663	586,115	(65,452)	(11.2)
Other long-term debt	369,511	370,195	(684)	(0.2)
Total long-term debt	890,174	956,310	(66,136)	(6.9)
Total	$2,063,724	$1,801,311	$262,413	14.6%
Total short-term borrowings increased $328.5 million, or 38.9%, primarily due to increases in Federal funds purchased and short-term FHLB advances. The $66.1 million decrease in long-term debt was due to the repayment of FHLB advances, which were not replaced with new long-term borrowings.
The average cost of total borrowings decreased 41 basis points, or 15.6%, to 2.22% in 2013 from 2.63% in 2012, primarily due to an increase in total average borrowings, with the increase primarily in lower cost short-term FHLB advances and Federal funds purchased.

Provision for Credit Losses
The provision for credit losses was $28.5 million for the first half of 2013, a decrease of $25.0 million, or 46.7%, in comparison to the first half of 2012 due to improvements in asset quality. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Six months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Overdraft fees	$15,085	$16,060	$(975)	(6.1)%
Cash management fees	5,802	5,429	373	6.9
Other	7,875	8,720	(845)	(9.7)
Service charges on deposit accounts	28,762	30,209	(1,447)	(4.8)
Investment management and trust services	20,697	19,199	1,498	7.8
Mortgage banking income	19,170	21,193	(2,023)	(9.5)
Merchant fees	6,673	6,235	438	7.0
Debit card income	4,458	4,310	148	3.4
Letter of credit fees	2,466	2,572	(106)	(4.1)
Foreign currency processing income	676	5,064	(4,388)	(86.7)
Other	3,745	3,881	(136)	(3.5)
Other service charges and fees	18,018	22,062	(4,044)	(18.3)
Credit card income	4,306	3,916	390	10.0
Other	3,284	5,579	(2,295)	(41.1)
Total, excluding investment securities gains	94,237	102,158	(7,921)	(7.8)
Investment securities gains	5,338	2,789	2,549	91.4
Total	$99,575	$104,947	$(5,372)	(5.1)%
The $975,000, or 6.1%, decrease in overdraft fee income included a $643,000 decrease on personal accounts and a $332,000 decrease on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid, largely due to changes in customer behavior.
The $1.5 million, or 7.8%, increase in investment management and trust services income was primarily due to a $960,000, or 12.1%, increase in brokerage revenue and a $737,000, or 6.8%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management, and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Mortgage banking income decreased $2.0 million, or 9.5%. Gains on sales of mortgage loans decreased $3.6 million, or 17.4%, due to a $266.8 million, or 21.0%, decrease in new loan commitments, partially offset by a 4.3% increase in pricing spreads during 2013. The decrease in new loan commitments was largely driven by lower refinancing volumes. The decrease in gains on sales of mortgage loans was partially offset by a $1.6 million increase in mortgage servicing income, largely a result of a $2.0 million reversal of the valuation allowance for MSRs in the second quarter of 2013.
Foreign currency processing income decreased $4.4 million, or 86.7%, due to the sale of Global Exchange in the fourth quarter of 2012. The $390,000, or 10.0%, increase in credit card income was due to an increase in sales volumes and customer balances over the prior year. The $2.3 million, or 41.1%, decrease in other income was largely due to $2.0 million of gains on the sales of two branches and one operations facility in 2012.
Investment securities gains of $5.3 million for the first half 2013 included $2.1 million of net realized gains on financial institution stocks and $3.2 million of realized gains on the sales of debt securities, partially offset by $27,000 of other-than-temporary impairment charges for certain financial institution stocks. Investment securities gains of $2.8 million for the first half of 2012 included $2.6 million of gains on the sales of equity securities and $243,000 of gains on the sales of debt securities, partially offset by $57,000 of other-than-temporary impairment charges for certain financial institution stocks.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Salaries and employee benefits	$124,702	$120,451	$4,251	3.5%
Net occupancy expense	23,291	22,140	1,151	5.2
Data processing	8,412	7,447	965	13.0
Other outside services	8,175	8,014	161	2.0
Equipment expense	7,801	6,554	1,247	19.0
Professional fees	6,442	5,566	876	15.7
FDIC insurance expense	5,848	6,023	(175)	(2.9)
Software	5,842	4,447	1,395	31.4
OREO and repossession expense	4,795	6,460	(1,665)	(25.8)
Marketing	3,794	5,055	(1,261)	(24.9)
Operating risk loss	3,626	5,423	(1,797)	(33.1)
Telecommunications	3,539	3,379	160	4.7
Postage	2,470	2,471	(1)	—
Supplies	2,592	2,437	155	6.4
Intangible amortization	1,069	1,562	(493)	(31.6)
Other	15,668	15,327	341	2.2
Total	$228,066	$222,756	$5,310	2.4%
Salaries and employee benefits increased $4.3 million, or 3.5%, with salaries increasing $4.1 million, or 4.0%, and employee benefits increasing $234,000, or 1.1%. The increase in salaries was primarily due to normal merit increases and an increase in staffing levels, in addition to an $863,000 increase in incentive compensation expense. Average full-time equivalent employees increased to 3,580 in the first six months of 2013 from 3,500 for same period in 2012. The $234,000 increase in employee benefits was primarily due to increases in defined benefit and defined contribution plan expenses, partially offset by a decrease in healthcare costs as a result of elevated claims in the first quarter of 2012.
Net occupancy expense increased $1.2 million, or 5.2%, as a result of new branches opened in late 2012 and an increase in rent expense. Data processing increased $965,000, or 13.0%, primarily due to an increase in transaction volumes and an increase in expenses as a result of the core processing systems conversion. Equipment expense increased $1.2 million, or 19.0%, due to an increase in depreciation expense on assets supporting the information technology infrastructure. Professional fees increased $876,000, or 15.7%, due to an increase in legal costs associated with regulatory compliance and risk management efforts, partially offset by lower workout costs associated with problem assets.
Software expense increased $1.4 million, or 31.4%, due to increased maintenance costs and costs associated with the core processing system conversion. OREO and repossession expense decreased $1.7 million, or 25.8%, mainly due to a $1.2 million decrease in collections and repossession expense and a $553,000 decrease in property maintenance costs.
Marketing expense decreased $1.3 million, or 24.9%, due to the number and timing of promotional campaigns, partially offset by $244,000 of expenses related to the core processing system conversion. The $1.8 million, or 33.1%, decrease in operating risk loss was largely due to a $3.3 million decrease in reserves for losses associated with previously sold residential mortgages, partially offset by a $728,000 increase in debit card fraud losses. The $493,000, or 31.6%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis.

Income Taxes
Income tax expense for the first half of 2013 was $24.9 million, a $2.0 million, or 7.4%, decrease from $26.9 million in 2012. The decrease was primarily due to a decline in the effective tax rate.
The Corporation’s effective tax rate was 23.8% in 2013, as compared to 25.6% in 2012. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate in comparison to the first half of 2012 was partially due to a $1.2 million increase in net credits on such investments. In addition, a $1.7 million ($1.1 million, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets was recorded as a credit to income tax expense. This decrease resulted from an improvement in forecasts for state taxable income that will allow a larger portion of this deferred tax asset to be realized.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (decrease)
	June 30, 2013	December 31, 2012	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$219,944	$256,300	$(36,356)	(14.2)%
Interest-bearing deposits with other banks	130,065	173,257	(43,192)	(24.9)
Loans held for sale	60,909	67,899	(6,990)	(10.3)
Investment securities	2,915,879	2,794,017	121,862	4.4
Loans, net of allowance	12,428,987	11,923,068	505,919	4.2
Premises and equipment	224,418	227,723	(3,305)	(1.5)
Goodwill and intangible assets	534,452	535,563	(1,111)	(0.2)
Other assets	507,756	555,270	(47,514)	(8.6)
Total Assets	$17,022,410	$16,533,097	$489,313	3.0%
Liabilities and Shareholders’ Equity
Deposits	$12,257,809	$12,484,163	$(226,354)	(1.8)%
Short-term borrowings	1,620,318	868,399	751,919	86.6
Long-term debt	889,167	894,253	(5,086)	(0.6)
Other liabilities	226,384	204,626	21,758	10.6
Total Liabilities	14,993,678	14,451,441	542,237	3.8
Total Shareholders’ Equity	2,028,732	2,081,656	(52,924)	(2.5)
Total Liabilities and Shareholders’ Equity	$17,022,410	$16,533,097	$489,313	3.0%
Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS):

	June 30, 2013			December 31, 2012			Increase (decrease)
	HTM	AFS	Total	HTM	AFS	Total	$	%
	(dollars in thousands)
U.S. Government securities	$—	$819	$819	$—	$325	$325	494	152.0%
U.S. Government sponsored agency securities	—	2,251	2,251	—	2,397	2,397	(146)	(6.1)%
State and municipal securities	—	295,733	295,733	—	315,519	315,519	(19,786)	(6.3)%
Corporate debt securities	—	107,477	107,477	—	112,842	112,842	(5,365)	(4.8)%
Collateralized mortgage obligations	—	1,240,562	1,240,562	—	1,211,119	1,211,119	29,443	2.4%
Mortgage-backed securities	227	973,099	973,326	292	879,621	879,913	93,413	10.6%
Auction rate securities	—	152,592	152,592	—	149,339	149,339	3,253	2.2%
Total debt securities	227	2,772,533	2,772,760	292	2,671,162	2,671,454	101,306	3.8%
Equity securities	—	143,119	143,119	—	122,563	122,563	20,556	16.8%
Total	$227	$2,915,652	$2,915,879	$292	$2,793,725	$2,794,017	$121,862	4.4%
Total investment securities increased $121.9 million, or 4.4%, to $2.9 billion at June 30, 2013, due mainly to an increase in mortgage-backed securities and collateralized mortgage obligations, partially offset by a decrease in state and municipal holdings. Portfolio cash flows and short-term borrowings during the first half of 2013 were used to purchase collateralized mortgage obligations and mortgage-backed securities with an average life of four years to provide for more structured cash flows, thereby limiting price and extension risk in the current low interest rate environment.
The net unrealized loss on available for sale investment securities was $18.3 million as of June 30, 2013 compared to a net unrealized gain of $41.5 million as of December 31, 2012. The change was due to an increase in interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to decrease below amortized cost. See additional details regarding investment security price risk within Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (decrease)
	June 30, 2013	December 31, 2012	$	%
	(in thousands)
Real-estate – commercial mortgage	$4,856,916	$4,664,426	$192,490	4.1%
Commercial – industrial, financial and agricultural	3,712,974	3,612,065	100,909	2.8
Real-estate – home equity	1,760,268	1,632,390	127,878	7.8
Real-estate – residential mortgage	1,313,345	1,257,432	55,913	4.4
Real-estate – construction	610,280	584,118	26,162	4.5
Consumer	300,233	309,864	(9,631)	(3.1)
Leasing and other	91,402	86,676	4,726	5.5
Loans, net of unearned income	$12,645,418	$12,146,971	$498,447	4.1%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. The maximum total lending commitment to an individual borrower was $39.0 million at June 30, 2013, which is below the Corporation's maximum lending limit. As of June 30, 2013, the Corporation had 61 relationships with borrowing commitments of $20.0 million or more.

Approximately $5.5 billion, or 43.2%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2013. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum non-owner occupied commercial real estate exposure to $28.0 million to any one borrower, and limits its exposure to any one development project to $15.0 million.
Geographically, the $192.5 million, or 4.1%, increase in commercial mortgages was due to increases in the Pennsylvania ($75.6 million, or 3.0%), Maryland ($51.6 million, or 12.4%), Virginia ($29.5 million, or 8.2%), New Jersey ($23.9 million, or 2.0%) and Delaware ($11.9 million, or 7.1%) markets.
Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	June 30, 2013			December 31, 2012
	$	Delinquency Rate (1)	% of Total	$	Delinquency Rate (1)	% of Total

Commercial - residential	$269,972	9.3%	44.3%	$288,552	8.2%	49.4%
Commercial	268,115	2.1	43.9	226,350	3.5	38.8
Other	72,193	2.6	11.8	69,216	2.6	11.8
Total Real estate - construction	$610,280	5.3%	100.0%	$584,118	5.7%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans increased $26.2 million, or 4.5%, in comparison to December 31, 2012. During 2012, the Corporation reduced its exposure to non-performing construction loans, particularly within its Maryland and Virginia markets. Recent improvements in economic conditions and increased demand have resulted in moderate growth in this portfolio. Geographically, the increase in construction loans was realized in the Pennsylvania ($16.8 million, or 5.3%), New Jersey ($14.1 million, 21.6%) and Delaware ($4.2 million, or 26.4%) markets, partially offset by a decrease in the Maryland ($8.1 million, or 12.0%) market.
The $100.9 million, or 2.8%, increase in commercial loans was in the Pennsylvania ($79.5 million, or 3.1%), Virginia ($28.7 million, or 17.1%), New Jersey ($8.1 million, 1.6%) and Delaware ($4.6 million, or 8.3%) markets, offset by a decline in the Maryland ($20.0 million, or 6.4%) market.

The following table summarizes the industry concentrations of the Corporation's commercial loan portfolio:

	June 30, 2013	December 31, 2012
Services	17.1%	17.4%
Manufacturing	15.1	14.7
Retail	11.0	10.1
Wholesale	10.4	10.5
Construction	10.1	10.3
Health care	8.4	8.2
Real estate (1)	7.2	7.4
Agriculture	5.3	5.7
Transportation	2.4	3.0
Arts and entertainment	2.3	2.6
Financial services	2.1	2.2
Other	8.6	7.9
	100.0%	100.0%

(1)	Includes borrowers engaged in the business of: renting, leasing or managing real estate for others; selling, renting and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$148,955	$81,978
Real estate - commercial mortgage	50,605	47,637
	$199,560	$129,615
As of June 30, 2013, none of the shared national credits were past due, as compared to one past due shared national credit, or 2.7% of the total balance, as of December 31, 2012.
Home equity loans increased $127.9 million, or 7.8%, primarily a result of an increase in 15-year fixed rate loans due to certain promotions. Geographically, the increase was in the Pennsylvania ($98.5 million, or 10.4%), New Jersey ($16.4 million, or 6.0%) and Delaware ($12.1 million, 14.3%) markets. As of June 30, 2013, approximately 7% of home equity loans were fixed maturity lines of credit, or lines that will convert to amortizing lines at a future date.
Residential mortgages increased $55.9 million, or 4.4%, due primarily to an increase in fixed rate mortgages. During the second half of 2012, the Corporation elected to retain certain 15-year fixed rate mortgages in portfolio instead of selling them to third-party investors. A portion of these loans closed during the first quarter of 2013, resulting in the growth since December 31, 2012. Geographically, the increase in residential mortgages was throughout all markets, with increases in Pennsylvania ($27.6 million, or 4.3%), Virginia ($17.3 million, or 7.7%), Maryland ($4.3 million, or 2.9%), Delaware ($3.6 million, or 4.8%) and New Jersey ($3.1 million, or 1.8%).

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(dollars in thousands)
Daily average balance of loans, net of unearned income	$12,528,562	$11,967,939	$12,393,670	$11,974,519

Balance of allowance for credit losses at beginning of period	$221,527	$258,137	$225,439	$258,177
Loans charged off:
Commercial – industrial, financial and agricultural	5,960	13,017	15,462	18,686
Real estate – commercial mortgage	5,193	23,699	9,326	35,590
Real estate – residential mortgage	4,465	1,492	7,515	2,339
Real estate – construction	2,597	8,442	4,583	17,013
Real estate – home equity	1,966	2,789	4,370	4,995
Consumer	433	471	983	1,105
Leasing and other	769	630	1,250	1,071
Total loans charged off	21,383	50,540	43,489	80,799
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	756	717	1,135	1,353
Real estate – commercial mortgage	1,505	1,153	2,569	1,969
Real estate – residential mortgage	116	71	197	144
Real estate – construction	744	1,539	1,415	1,603
Real estate – home equity	192	278	523	298
Consumer	406	281	912	631
Leasing and other	263	180	425	440
Total recoveries	3,982	4,219	7,176	6,438
Net loans charged off	17,401	46,321	36,313	74,361
Provision for credit losses	13,500	25,500	28,500	53,500
Balance of allowance for credit losses at end of period	$217,626	$237,316	$217,626	$237,316

Net charge-offs to average loans (annualized)	0.56%	1.55%	0.59%	1.24%
The following table presents the components of the allowance for credit losses:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Allowance for loan losses	$216,431	$223,903
Reserve for unfunded lending commitments	1,195	1,536
Allowance for credit losses	$217,626	$225,439

Allowance for credit losses to loans outstanding	1.72%	1.98%
For the three and six months ended June 30, 2013, the Corporation's provision for credit losses decreased $12.0 million, or 47.1%, and $25.0 million, or 46.7%, respectively, in comparison to the same periods in 2012. The decreases in the provision for credit losses were due to improvement in the Corporation’s credit quality metrics, including a reduction in the level of non-performing loans and overall delinquency.
Net charge-offs decreased $28.9 million, or 62.4%, to $17.4 million for the second quarter of 2013 compared to $46.3 million for the second quarter of 2012. The decrease in net charge-offs was primarily due to an $18.9 million, or 83.6%, decrease in commercial mortgage net charge-offs, a $7.1 million, or 57.7%, decrease in commercial loan net charge-offs and a $5.1 million, or 73.2%, decrease in construction loan net-charge-offs. Of the $17.4 million of net charge-offs recorded in the second quarter of 2013, 45.1% were for loans originated in New Jersey, 34.3% in Pennsylvania, 11.7% in Virginia and 7.2% in Maryland.
For the first half of 2013, net charge-offs decreased $38.0 million, or 51.2%, including a $26.9 million, or 79.9%, decrease in commercial mortgage net charge-offs and a $12.2 million, or 79.4%, decrease in construction loan net charge-offs, partially offset by a $5.1 million, or 233.4%, increase in residential mortgage net charge-offs. Of the $36.3 million of net charge-offs recorded in the first half of 2013, 42.8% were for loans originated in New Jersey, 42.3% in Pennsylvania, 7.5% in Maryland and 6.7% in Virginia.
The Corporation occasionally sells pools of non-accrual loans to third-party investors. When an appropriate price can be obtained, these sales can be advantageous as they reduce the cost of resolving problem credits and enable the Corporation to redeploy resources to other work-out and collection efforts. In March 2013 and June 2013, the Corporation sold $9.9 million and $15.5 million, respectively, of non-accrual commercial mortgage, commercial and construction loans to an investor. During the three and six months ended June 30, 2013 total charge-offs associated with these transactions totaled $6.7 million and $11.9 million, respectively. Below is a summary of these transactions:

	Three months ended June 30, 2013				Six months ended June 30, 2013
	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$9,230	$6,920	$7,700	$23,850	$16,920	$11,650	$8,440	$37,010
Charge-offs prior to sale	(2,470)	(1,320)	(4,530)	(8,320)	(4,890)	(2,030)	(4,680)	(11,600)
Net recorded investment in loans sold	6,760	5,600	3,170	15,530	12,030	9,620	3,760	25,410
Proceeds from sale, net of selling expenses	4,330	2,300	2,210	8,840	7,100	4,030	2,350	13,480
Total charge-off upon sale	$(2,430)	$(3,300)	$(960)	$(6,690)	$(4,930)	$(5,590)	$(1,410)	$(11,930)

Existing allocation for credit losses on sold loans	$(3,430)	$(3,370)	$(1,020)	$(7,820)	$(6,300)	$(5,330)	$(1,320)	$(12,950)
In June 2012, the Corporation sold $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $21.2 million during the three and six months ended June 30, 2012. Below is a summary of this transaction:

	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$38,450	$15,270	$6,280	$60,000
Charge-offs prior to sale	(8,600)	(3,750)	(3,540)	(15,890)
Net recorded investment in loans sold	29,850	11,520	2,740	44,110
Proceeds from sale, net of selling expenses	15,910	5,170	1,850	22,930
Total charge-off upon sale	$(13,940)	$(6,350)	$(890)	$(21,180)

Existing allocation for credit losses on sold loans	$(15,090)	$(7,510)	$(1,520)	$(24,120)

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2013	June 30, 2012	December 31, 2012
	(dollars in thousands)
Non-accrual loans	$164,039	$203,539	$184,832
Loans 90 days past due and accruing	25,159	30,434	26,221
Total non-performing loans	189,198	233,973	211,053
Other real estate owned (OREO)	20,984	32,338	26,146
Total non-performing assets	$210,182	$266,311	$237,199
Non-accrual loans to total loans	1.30%	1.70%	1.52%
Non-performing assets to total assets	1.23%	1.63%	1.43%
Allowance for credit losses to non-performing loans	115.0%	101.4%	106.8%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	June 30, 2013	June 30, 2012	December 31, 2012
	(in thousands)
Real estate – residential mortgage	$28,948	$33,516	$32,993
Real estate – commercial mortgage	24,828	32,481	34,672
Real estate – construction	10,599	10,030	10,564
Commercial – industrial, financial and agricultural	8,394	4,806	5,745
Real estate - home equity	1,549	620	1,518
Consumer	13	—	17
Total accruing TDRs	74,331	81,453	85,509
Non-accrual TDRs (1)	30,377	27,576	31,244
Total TDRs	$104,708	$109,029	$116,753
(1) Included with non-accrual loans in the preceding table.

Total TDRs modified during the first half of 2013 and still outstanding as of June 30, 2013 totaled $18.3 million. During the first half of 2013, $16.8 million of TDRs that were modified within the previous 12 months had a payment default subsequent to modification.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2013:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended June 30, 2013
Balance of non-accrual loans at March 31, 2013	$57,699	$55,154	$31,715	$22,383	$12,332	$6	$45	$179,334
Additions	11,706	6,640	7,562	8,690	3,707	7	—	38,312
Payments	(6,429)	(12,662)	(6,215)	(476)	(540)	—	(25)	(26,347)
Charge-offs (1)	(5,947)	(4,761)	(2,839)	(4,464)	(1,392)	(5)	(20)	(19,428)
Transfers to accrual status	—	(557)	(2,738)	—	(35)	—	—	(3,330)
Transfers to OREO	(2,306)	—	(341)	(1,294)	(561)	—	—	(4,502)
Balance of non-accrual loans at June 30, 2013	$54,723	$43,814	$27,144	$24,839	$13,511	$8	$—	$164,039
Six months ended June 30, 2013
Balance of non-accrual loans at January 1, 2013	$65,695	$54,960	$31,426	$21,103	$11,625	$13	$10	$184,832
Additions	28,632	20,870	12,641	14,457	6,910	23	45	83,578
Payments	(16,070)	(21,579)	(9,019)	(802)	(1,276)	(1)	(35)	(48,782)
Charge-offs (1)	(15,322)	(8,929)	(4,825)	(7,514)	(2,887)	(27)	(20)	(39,524)
Transfers to OREO	(3,518)	(950)	(341)	(1,860)	(726)	—	—	(7,395)
Transfers to accrual status	(4,694)	(558)	(2,738)	(545)	(135)	—	—	(8,670)
Balance of non-accrual loans at June 30, 2013	$54,723	$43,814	$27,144	$24,839	$13,511	$8	$—	$164,039
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans decreased $39.5 million, or 19.4%, in comparison to June 30, 2012 and $20.8 million, or 11.2%, in comparison to December 31, 2012. Total non-accrual additions for the three and six months ended June 30, 2013 were $38.3 million and $83.6 million, respectively, compared to additions for the three and six months ended June 30, 2012 of $55.6 million and $92.4 million, respectively.
The following table summarizes non-performing loans, by type, as of the indicated dates:

	June 30, 2013	June 30, 2012	December 31, 2012
	(in thousands)
Commercial – industrial, financial and agricultural	$57,219	$67,969	$66,954
Real estate – commercial mortgage	49,429	82,179	57,120
Real estate – residential mortgage	30,660	25,373	34,436
Real estate – construction	29,964	43,124	32,005
Real estate – home equity	19,046	12,260	17,204
Consumer	2,780	2,672	3,315
Leasing	100	396	19
Total non-performing loans	$189,198	$233,973	$211,053

Non-performing commercial loans decreased $10.8 million, or 15.8%, in comparison to June 30, 2012. Geographically, the decrease occurred primarily in the New Jersey ($5.1 million, or 35.0%), Pennsylvania ($2.8 million, or 6.3%) and Maryland ($2.6 million, or 46.9%) markets.
Non-performing commercial mortgages decreased $32.8 million, or 39.9%, in comparison to June 30, 2012. Geographically, the decrease was primarily in the Maryland ($14.6 million, 92.8%), New Jersey ($12.8 million, or 40.6%) and Pennsylvania ($8.3 million, or 30.3%) markets.
Non-performing construction loans decreased $13.2 million, or 30.5%, in comparison to June 30, 2012. Geographically, the decrease occurred primarily in the New Jersey ($7.8 million, or 62.2%) and Virginia ($7.2 million, or 77.2%) markets.

Non-performing residential mortgages increased $5.3 million, or 20.8%, in comparison to June 30, 2012. Geographically, the increase was primarily in the Pennsylvania ($5.9 million, or 93.8%) and New Jersey ($2.0 million, or 34.6%) markets, partially offset by a $2.1 million, or 24.5%, decrease in the Virginia market. In the fourth quarter of 2012, the Corporation began classifying loans where borrowers have been discharged via Chapter 7 bankruptcy, and have not reaffirmed their loan obligation, as non-accrual TDRs based on new interpretative regulatory guidance.
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2013	June 30, 2012	December 31, 2012
	(in thousands)
Commercial properties	$10,501	$16,730	$15,482
Residential properties	5,800	9,680	6,788
Undeveloped land	4,683	5,928	3,876
Total OREO	$20,984	$32,338	$26,146
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
The following table presents commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention or Substandard or lower, by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Decrease		Total Criticized Loans
	June 30, 2013	December 31, 2012	$	%	June 30, 2013	December 31, 2012	$	%	June 30, 2013	December 31, 2012
	(dollars in thousands)
Real estate - commercial mortgage	$165,936	$157,640	$8,296	5.3%	$218,975	$251,452	$(32,477)	(12.9)%	$384,911	$409,092
Commercial - secured	99,025	137,277	(38,252)	(27.9)	172,395	194,952	(22,557)	(11.6)	271,420	332,229
Commercial -unsecured	3,882	5,421	(1,539)	(28.4)	5,742	6,000	(258)	(4.3)	9,624	11,421
Total Commercial - industrial, financial and agricultural	102,907	142,698	(39,791)	(27.9)	178,137	200,952	(22,815)	(11.4)	281,044	343,650
Construction - commercial residential	49,934	52,434	(2,500)	(4.8)	63,096	79,581	(16,485)	(20.7)	113,030	132,015
Construction - commercial	2,289	2,799	(510)	(18.2)	9,454	12,081	(2,627)	(21.7)	11,743	14,880
Total real estate - construction (excluding construction - other)	52,223	55,233	(3,010)	(5.4)	72,550	91,662	(19,112)	(20.9)	124,773	146,895
Total	$321,066	$355,571	$(34,505)	(9.7)%	$469,662	$544,066	$(74,404)	(13.7)%	$790,728	$899,637

% of total loans	3.5%	4.0%			5.1%	6.2%			8.6%	10.2%
As of June 30, 2013, total loans with risk ratings of Substandard or lower decreased $185.0 million, or 28.3%, in comparison to June 30, 2012 and $74.4 million, or 13.7%, in comparison to December 31, 2012. Special Mention loans decreased $51.7 million, or 13.9%, in comparison to June 30, 2012 and $34.5 million, or 9.7%, in comparison to December 31, 2012.
Overall reductions in criticized loans, while not the sole factor for measuring allowance for credit loss allocations on the above loan types, contributed to a decrease in allocations for impaired loans of $13.9 million, or 17.0%, from June 30, 2012 to June 30, 2013.

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	June 30, 2013			June 30, 2012			December 31, 2012
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.47%	1.01%	1.48%	0.41%	1.78%	2.19%	0.46%	1.22%	1.68%
Commercial – industrial, financial and agricultural	0.41%	1.54%	1.95%	0.66%	1.91%	2.57%	0.46%	1.85%	2.31%
Real estate – construction	0.42%	4.91%	5.33%	0.95%	6.96%	7.91%	0.23%	5.48%	5.71%
Real estate – residential mortgage	2.12%	2.33%	4.45%	2.94%	2.15%	5.09%	2.55%	2.74%	5.29%
Real estate – home equity	0.68%	1.08%	1.76%	0.83%	0.76%	1.59%	0.77%	1.06%	1.83%
Consumer, leasing and other	1.47%	0.74%	2.21%	1.61%	0.79%	2.40%	1.71%	0.84%	2.55%
Total	0.68%	1.50%	2.18%	0.86%	1.95%	2.81%	0.75%	1.74%	2.49%
Total dollars (in thousands)	$85,869	$189,198	$275,067	$102,688	$233,973	$336,661	$90,857	$211,053	$301,910

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $217.6 million as of June 30, 2013 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Other Assets
Other assets decreased $47.5 million, or 8.6%, in comparison to December 31, 2012. As of December 31, 2012, the Corporation had $53.2 million of receivables outstanding related to investment security sales that had not settled at the end of the quarter. The Corporation had no such receivables outstanding as of June 30, 2013. In addition, prepaid FDIC insurance assessments decreased $23.6 million, as the FDIC refunded $21.0 million in prepaid assessments in the second quarter of 2013. These decreases were partially offset by a $26.7 million increase in net deferred tax assets, mainly due to an increase in unrealized losses on available for sale investment securities.
Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (decrease)
	June 30, 2013	December 31, 2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,168,781	$3,009,966	$158,815	5.3%
Interest-bearing demand	2,714,545	2,755,603	(41,058)	(1.5)
Savings	3,272,557	3,335,256	(62,699)	(1.9)
Total demand and savings	9,155,883	9,100,825	55,058	0.6
Time deposits	3,101,926	3,383,338	(281,412)	(8.3)
Total deposits	$12,257,809	$12,484,163	$(226,354)	(1.8)%
Non-interest bearing demand deposits increased $158.8 million, or 5.3%, due primarily to a $140.3 million, or 6.5%, increase in business account balances, due, in part, to business maintaining higher balances to offset service fees.
Interest-bearing demand accounts decreased $41.1 million, or 1.5%, due to a $130.1 million, or 13.0%, decrease in municipal account balances, partially offset by a $52.3 million, or 3.2%, increase in personal account balances and a $36.7 million, or 30.1%, increase in business account balances.
The $62.7 million, or 1.9%, decrease in savings account balances was due to a $78.2 million, or 14.1%, decrease in municipal account balances and a $23.2 million, or 3.1%, decrease in business account balances, partially offset by a $38.7 million, or 1.9%, increase in personal account balances.
The decreases in interest-bearing municipal demand and savings account balances was primarily due to normal seasonality.

The $281.4 million, or 8.3%, decrease in time deposits was in accounts with balances less than $100,000, with original maturity terms of less than three years ($305.9 million, or 13.2%) and individual retirement account certificates of deposit ($25.4 million, or 5.7%), partially offset by an increase in jumbo certificates of deposit ($50.2 million, or 34.9%). The decrease in shorter-term time deposits was due primarily to customers' reluctance to reinvest maturing funds in certificates of deposit in the current low interest rate environment.
The following table summarizes the changes in ending borrowings, by type:

			Increase (decrease)
	June 30, 2013	December 31, 2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$196,188	$156,238	39,950	25.6%
Customer short-term promissory notes	93,671	119,691	(26,020)	(21.7)
Total short-term customer funding	289,859	275,929	13,930	5.0
Federal funds purchased	780,459	592,470	187,989	31.7
Short-term FHLB advances (1)	550,000	—	550,000	N/M
Total short-term borrowings	1,620,318	868,399	751,919	86.6
Long-term debt:
FHLB advances	519,584	524,817	(5,233)	(1.0)
Other long-term debt	369,583	369,436	147	—
Total long-term debt	889,167	894,253	(5,086)	(0.6)
Total borrowings	$2,509,485	$1,762,652	746,833	42.4%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful.
The $188.0 million, or 31.7%, increase in Federal funds purchased and the $550.0 million increase in short-term FHLB advances were due to the change in the Corporation's net funding position, as short-term borrowings were used to meet the funding needs caused by the increase in loans and the decrease in total deposits.
Other Liabilities
Other liabilities increased $21.8 million, or 10.6%, in comparison to December 31, 2012. The increase was due to a $15.5 million increase in dividends payable to shareholders and a $13.0 million increase in payables related to investment security purchases executed prior to June 30, 2013, but not settled until after June 30, 2013.
Shareholders' Equity
Total shareholders’ equity decreased $52.9, or 2.5%, during the first half of 2013. The decrease was due primarily to $71.3 million of common stock repurchases, a $38.9 million net increase in unrealized holding losses on available for sale investment securities and $31.1 million of dividends on common shares outstanding, partially offset by $79.8 million of net income.
In January 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to eight million shares, or approximately 4% of its outstanding shares, through June 30, 2013. On June 18, 2013, the Corporation announced that its board of directors had extended the timeframe for this stock repurchase program to September 30, 2013.
Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time. During the three and six months ended June 30, 2013, approximately 2.2 million and 6.4 million shares, respectively, were repurchased under this program. Approximately 1.6 million shares remain authorized for repurchase.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can lead to certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital to average assets (as defined). As of June 30, 2013, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2013	December 31, 2012	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk-Weighted Assets)	14.9%	15.6%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.0%	13.4%	4.0%
Tier I Capital (to Average Assets)	10.6%	11.0%	4.0%
In July 2013, the Federal Reserve Board approved final rules (the "U.S. Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
The new minimum regulatory capital requirements established in the U.S. Basel III Capital Rules are effective for the Corporation beginning on January 1, 2015, and become fully phased in on January 1, 2019.
When fully phased in, the U.S. Basel III Capital Rules will:

•
Increase the quantity and quality of capital required in order to meet a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a higher minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	Continue to meet the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets;

•
Maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•	Revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses.
The U.S. Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and resulting in higher risk weights for a variety of asset categories.
As of June 30, 2013, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
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
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2013, the Corporation had $1.1 billion of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $1.5 billion under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

As of June 30, 2013, the Corporation had aggregate availability under Federal funds lines of $1.6 billion, with $780.5 million outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2013, the Corporation had $1.9 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first half of 2013 generated $142.4 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses. Cash used in investing activities was $616.9 million, due mainly to purchases of investment securities and a net increase in loans, partially offset by maturities of investment securities. Net cash provided by financing activities was $438.2 million due to a net increase in short-term borrowings and net demand and savings deposits, partially offset by cash outflows from a decrease in time deposits, acquisitions of treasury stock and dividends paid on common shares.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of June 30, 2013, equity investments consisted of $95.3 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $40.9 million of common stocks of publicly traded financial institutions, and $6.9 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $34.3 million and a fair value of $40.9 million at June 30, 2013, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $23.2 million. The fair value of this investment accounted for approximately 57% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, the financial institutions stock portfolio had gross unrealized gains of $6.8 million and gross unrealized losses of $136,000 as of June 30, 2013.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
Another source of equity market price risk is the Corporation's $76.3 million investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each other’s debt. The financial stress on the FHLB system appears to have abated and the New York, Pittsburgh and Atlanta regional banks within the FHLB system, to which the Corporation is a member, have resumed redemptions of capital stock. The Corporation's FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.
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
Municipal Securities
As of June 30, 2013, the Corporation had $295.7 million of securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, meaning they can be repaid by any means available to the issuing municipality. As of June 30, 2013, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 78% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Certificates
As of June 30, 2013, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $172.1 million and a fair value of $152.6 million.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of June 30, 2013, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2013, approximately $146 million, or 95%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $100 million, or 66%, AA rated. Approximately $7 million, or 5%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $5 million, or 70%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $150 million, or 98%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of June 30, 2013, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	June 30, 2013
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$54,699	$49,222
Subordinated debt	47,344	50,365
Pooled trust preferred securities	3,773	5,391
Corporate debt securities issued by financial institutions	$105,816	$104,978

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.5 million at June 30, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended June 30, 2013 or 2012. The Corporation held seven single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $20.8 million and an estimated fair value of $19.5 million as of June 30, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.7 million at June 30, 2013 were not rated by any ratings agency.
As of June 30, 2013, the Corporation held eight pooled trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $5.4 million that were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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

During the three months ended June 30, 2013, the Corporation did not record any other-than-temporary impairment losses for pooled trust preferred securities. Additional impairment charges for debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of June 30, 2013. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,076,019	$549,643	$432,546	$333,645	$270,250	$506,265	$3,168,368	$3,208,747
Average rate	4.01%	4.81%	4.70%	4.59%	4.80%	4.40%	4.43%

Floating rate loans (1) (2)	2,328,636	1,457,074	1,160,443	996,655	1,179,813	2,339,205	9,461,826	9,382,506
Average rate	4.13%	4.15%	4.16%	4.11%	3.95%	4.24%	4.14%

Fixed rate investments (3)	476,701	367,443	287,261	258,115	205,568	970,898	2,565,986	2,565,145
Average rate	2.52%	2.65%	2.74%	2.83%	2.75%	2.92%	2.76%

Floating rate investments (3)	—	70	177,028	4,928	74	49,716	231,816	207,615
Average rate	—%	1.48%	1.47%	0.95%	1.72%	2.26%	1.63%

Other interest-earning assets	190,974	—	—	—	—	—	190,974	190,974
Average rate	1.33%	—%	—%	—%	—%	—%	1.33%

Total	$4,072,330	$2,374,230	$2,057,278	$1,593,343	$1,655,705	$3,866,084	$15,618,970	$15,554,987
Average rate	3.78%	4.07%	3.84%	3.99%	3.94%	3.90%	3.90%

Fixed rate deposits (4)	$1,703,168	$485,996	$269,371	$95,451	$60,602	$31,976	$2,646,564	$2,669,647
Average rate	0.84%	1.27%	1.59%	1.56%	1.34%	1.86%	1.05%

Floating rate deposits (5)	4,520,492	652,131	428,531	368,928	317,472	154,910	6,442,464	6,438,405
Average rate	0.19%	0.14%	0.13%	0.12%	0.11%	0.15%	0.17%

Fixed rate borrowings (6)	7,435	151,349	626	551,493	478	161,290	872,671	880,731
Average rate	4.71%	4.57%	4.46%	4.49%	4.69%	6.19%	4.82%

Floating rate borrowings (7)	1,620,319	—	—	—	—	16,495	1,636,814	1,629,946
Average rate	0.18%	—%	—%	—%	—%	2.59%	0.20%

Total	$7,851,414	$1,289,476	$698,528	$1,015,872	$378,552	$364,671	$11,598,513	$11,618,729
Average rate	0.33%	1.09%	0.70%	2.62%	0.32%	3.08%	0.73%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $15.2 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $9.5 billion of floating rate loans above are $3.9 billion of loans, or 41.1% of the total, that float with the prime interest rate, $1.7 billion, or 17.8%, of loans that float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $3.9 billion, or 41.1%, of adjustable rate loans. The $3.9 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at June 30, 2013, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	29.7%
Two years	19.2
Three years	15.1
Four years	13.3
Five years	14.4
Greater than five years	8.3
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of assets and liabilities into repricing periods. The sums of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations is based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of June 30, 2013, the cumulative six-month ratio of RSA/RSL was 1.02.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 34.9 million	+6.5%
+200 bp	+ $ 20.4 million	+3.8
+100 bp	+ $ 4.4 million	+0.8
–100 bp	– $18.2 million	–3.4

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of June 30, 2013, the Corporation was within policy limits for every 100 basis point shock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	562,700	$10.87	562,700	3,191,268
May 1, 2013 to May 31, 2013	1,365,990	$11.23	1,365,990	1,825,278
June 1, 2013 to June 30, 2013	246,214	$11.49	246,214	1,579,064

On January 3, 2013, the Corporation announced that its board of directors approved a stock repurchase plan for the repurchase of up to 8.0 million shares through June 30, 2013. On June 18, 2013, the Corporation announced that its board of directors had extended the timeframe for its current stock repurchase program to September 30, 2013. As of June 30, 2013, 6.4 million shares were repurchased under this plan and approximately 1.6 million shares remain authorized for repurchase. No stock repurchases were made outside the plan and all repurchases were made in accordance with the guidelines of Rule 10b-18 and in compliance with Regulation M.

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

FULTON FINANCIAL CORPORATION

Date:	August 8, 2013	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	August 8, 2013	/s/ Charles J. Nugent
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.