Form 10-Q
period 2013-09-30
FULTON FINANCIAL CORP
filed 2013-11-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013, or

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
Common Stock, $2.50 Par Value – 192,450,000 shares outstanding as of October 31, 2013.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$262,938	$256,300
Interest-bearing deposits with other banks	221,064	173,257
Loans held for sale	39,273	67,899
Investment securities:
Held to maturity (estimated fair value of $224 in 2013 and $319 in 2012)	206	292
Available for sale	2,686,443	2,793,725
Loans, net of unearned income	12,780,899	12,146,971
Less: Allowance for loan losses	(210,486)	(223,903)
Net Loans	12,570,413	11,923,068
Premises and equipment	227,299	227,723
Accrued interest receivable	44,715	45,786
Goodwill	530,614	530,656
Intangible assets	3,304	4,907
Other assets	464,502	509,484
Total Assets	$17,050,771	$16,533,097
LIABILITIES
Deposits:
Noninterest-bearing	$3,338,075	$3,009,966
Interest-bearing	9,383,046	9,474,197
Total Deposits	12,721,121	12,484,163
Short-term borrowings:
Federal funds purchased	493,274	592,470
Other short-term borrowings	705,303	275,929
Total Short-Term Borrowings	1,198,577	868,399
Accrued interest payable	16,657	19,330
Other liabilities	196,330	185,296
Federal Home Loan Bank advances and long-term debt	889,122	894,253
Total Liabilities	15,021,807	14,451,441
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 217.6 million shares issued in 2013 and 216.8 million shares issued in 2012	544,052	542,093
Additional paid-in capital	1,431,015	1,426,267
Retained earnings	437,173	363,937
Accumulated other comprehensive income (loss)	(40,871)	5,675
Treasury stock, at cost, 25.3 million shares in 2013 and 17.6 million shares in 2012	(342,405)	(256,316)
Total Shareholders’ Equity	2,028,964	2,081,656
Total Liabilities and Shareholders’ Equity	$17,050,771	$16,533,097

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$136,150	$140,511	$405,312	$426,398
Investment securities:
Taxable	12,977	16,658	40,890	53,943
Tax-exempt	2,327	2,558	7,151	7,855
Dividends	958	720	2,523	2,060
Loans held for sale	382	578	1,261	1,547
Other interest income	38	35	95	133
Total Interest Income	152,832	161,060	457,232	491,936
INTEREST EXPENSE
Deposits	8,743	13,848	28,642	44,841
Short-term borrowings	691	220	1,900	912
Long-term debt	10,865	11,111	32,448	34,077
Total Interest Expense	20,299	25,179	62,990	79,830
Net Interest Income	132,533	135,881	394,242	412,106
Provision for credit losses	9,500	23,000	38,000	76,500
Net Interest Income After Provision for Credit Losses	123,033	112,881	356,242	335,606
NON-INTEREST INCOME
Service charges on deposit accounts	13,938	15,651	42,700	45,860
Investment management and trust services	10,420	9,429	31,117	28,628
Other service charges and fees	9,518	11,119	27,536	33,181
Mortgage banking income	7,123	10,594	26,293	31,787
Other	3,725	5,108	11,315	14,602
Investment securities gains, net:
Other-than-temporary impairment losses	(125)	(43)	(146)	(100)
Less: Portion of gain recognized in other comprehensive income (loss) (before taxes)	28	—	22	—
Net other-than-temporary impairment losses	(97)	(43)	(124)	(100)
Net gains on sales of investment securities	2,730	85	8,095	2,931
Investment securities gains, net	2,633	42	7,971	2,831
Total Non-Interest Income	47,357	51,943	146,932	156,889
NON-INTEREST EXPENSE
Salaries and employee benefits	63,344	62,161	188,046	182,612
Net occupancy expense	11,519	11,161	34,810	33,301
Other outside services	5,048	5,600	13,223	13,614
Data processing	4,757	3,776	13,169	11,223
Equipment expense	3,646	3,816	11,447	10,370
Professional fees	3,329	2,728	9,771	8,294
Operating risk loss	3,297	1,404	6,923	6,827
Software	3,268	2,511	9,110	6,958
FDIC insurance expense	2,918	3,029	8,766	9,052
Marketing	2,251	648	6,045	5,703
Other real estate owned and repossession expense	1,453	2,249	6,248	8,709
Intangible amortization	534	756	1,603	2,318
Other	11,241	10,143	35,510	33,757
Total Non-Interest Expense	116,605	109,982	344,671	332,738
Income Before Income Taxes	53,785	54,842	158,503	159,757
Income taxes	13,837	13,260	38,746	40,152
Net Income	$39,948	$41,582	$119,757	$119,605

PER SHARE:
Net Income (Basic)	$0.21	$0.21	$0.62	$0.60
Net Income (Diluted)	0.21	0.21	0.61	0.60
Cash Dividends	0.08	0.08	0.24	0.22
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012

Net Income	$39,948	$41,582	$119,757	$119,605
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	(6,951)	10,834	(43,784)	4,714
Reclassification adjustment for securities gains included in net income	(1,711)	(28)	(5,181)	(1,840)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	(106)	271	1,332	234
Unrealized gain on derivative financial instruments	34	34	102	102
Amortization of net unrecognized pension and postretirement items	329	214	985	642
Other Comprehensive Income (Loss)	(8,405)	11,325	(46,546)	3,852
Total Comprehensive Income	$31,543	$52,907	$73,211	$123,457

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				119,757			119,757
Other comprehensive income (loss)					(46,546)		(46,546)
Stock issued, including related tax benefits	1,107	1,959	562			4,838	7,359
Stock-based compensation awards			4,186				4,186
Acquisition of treasury stock	(8,000)					(90,927)	(90,927)
Common stock cash dividends - $0.24 per share				(46,521)			(46,521)
Balance at September 30, 2013	192,332	$544,052	$1,431,015	$437,173	$(40,871)	$(342,405)	$2,028,964

Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				119,605			119,605
Other comprehensive income (loss)					3,852		3,852
Stock issued, including related tax benefits	926	1,434	(1,889)			5,565	5,110
Stock-based compensation awards			3,963				3,963
Acquisition of treasury stock	(2,115)					(20,360)	(20,360)
Common stock cash dividends - $0.22 per share				(44,026)			(44,026)
Balance at September 30, 2012	198,975	$541,820	$1,425,801	$339,638	$11,807	$(258,383)	$2,060,683

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,757	$119,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38,000	76,500
Depreciation and amortization of premises and equipment	19,165	16,735
Net amortization of investment securities premiums	8,749	8,039
Investment securities gains, net	(7,971)	(2,831)
Net decrease (increase) in loans held for sale	28,626	(38,468)
Amortization of intangible assets	1,603	2,318
Stock-based compensation	4,186	3,963
Excess tax benefits from stock-based compensation	(237)	(25)
Decrease in accrued interest receivable	1,071	1,314
Decrease in other assets	38,485	12,956
Decrease in accrued interest payable	(2,673)	(3,868)
Decrease in other liabilities	(24,207)	(2,191)
Total adjustments	104,797	74,442
Net cash provided by operating activities	224,554	194,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	283,242	225,539
Proceeds from maturities of securities held to maturity	86	228
Proceeds from maturities of securities available for sale	526,393	644,055
Purchase of securities held to maturity	—	(346)
Purchase of securities available for sale	(723,859)	(796,656)
Increase in short-term investments	(47,807)	(26,969)
Net increase in loans	(684,529)	(63,446)
Net purchases of premises and equipment	(18,741)	(30,232)
Net cash used in investing activities	(665,215)	(47,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	595,722	510,296
Net decrease in time deposits	(358,764)	(434,952)
Increase (decrease) in short-term borrowings	330,178	(110,062)
Repayments of long-term debt	(5,131)	(131,526)
Net proceeds from issuance of common stock	7,122	5,085
Excess tax benefits from stock-based compensation	237	25
Dividends paid	(31,138)	(40,117)
Acquisition of treasury stock	(90,927)	(20,360)
Net cash provided by (used in) financing activities	447,299	(221,611)
Net Increase (Decrease) in Cash and Due From Banks	6,638	(75,391)
Cash and Due From Banks at Beginning of Period	256,300	292,598
Cash and Due From Banks at End of Period	$262,938	$217,207
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$65,663	$83,698
Income taxes	29,964	22,671
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC).

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
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)
Weighted average shares outstanding (basic)	192,251	198,956	193,926	199,371
Effect of dilutive securities	1,008	852	1,000	950
Weighted average shares outstanding (diluted)	193,259	199,808	194,926	200,321
For the three and nine months ended September 30, 2013, 3.2 million and 3.7 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, 5.2 million shares issuable under stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income (Loss)
The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2013
Unrealized gain (loss) on securities	$(10,691)	$3,740	$(6,951)
Reclassification adjustment for securities gains included in net income (1)	(2,633)	922	(1,711)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	(163)	57	(106)
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	505	(176)	329
Total Other Comprehensive Income (Loss)	$(12,930)	$4,525	$(8,405)
Three months ended September 30, 2012
Unrealized gain (loss) on securities	$16,667	$(5,833)	$10,834
Reclassification adjustment for securities gains included in net income (1)	(42)	14	(28)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	417	(146)	271
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	329	(115)	214
Total Other Comprehensive Income (Loss)	$17,423	$(6,098)	$11,325

Nine months ended September 30, 2013
Unrealized gain (loss) on securities	$(67,357)	$23,573	$(43,784)
Reclassification adjustment for securities gains included in net income (1)	(7,971)	2,790	(5,181)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	2,049	(717)	1,332
Unrealized gain on derivative financial instruments	157	(55)	102
Amortization of net unrecognized pension and postretirement items (2)	1,515	(530)	985
Total Other Comprehensive Income (Loss)	$(71,607)	$25,061	$(46,546)
Nine months ended September 30, 2012
Unrealized gain (loss) on securities	$7,252	$(2,538)	$4,714
Reclassification adjustment for securities gains included in net income (1)	(2,831)	991	(1,840)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	360	(126)	234
Unrealized gain on derivative financial instruments	157	(55)	102
Amortization of net unrecognized pension and postretirement items (2)	987	(345)	642
Total Other Comprehensive Income (Loss)	$5,925	$(2,073)	$3,852

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2013
Balance at June 30, 2013	$(12,941)	$1,050	$(2,750)	$(17,825)	$(32,466)
Other comprehensive income (loss) before reclassifications	(6,951)	(106)	—	—	(7,057)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,774)	63	34	329	(1,348)
Balance at September 30, 2013	$(21,666)	$1,007	$(2,716)	$(17,496)	$(40,871)
Three months ended September 30, 2012
Balance at June 30, 2012	$19,122	$(1,048)	$(2,886)	$(14,706)	$482
Other comprehensive income (loss) before reclassifications	10,834	271	—	—	11,105
Amounts reclassified from accumulated other comprehensive income (loss)	(40)	12	34	214	220
Balance at September 30, 2012	$29,916	$(765)	$(2,852)	$(14,492)	$11,807

Nine months ended September 30, 2013
Balance at December 31, 2012	$26,361	$613	$(2,818)	$(18,481)	$5,675
Other comprehensive income (loss) before reclassifications	(43,784)	1,332	—	—	(42,452)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,243)	(938)	102	985	(4,094)
Balance at September 30, 2013	$(21,666)	$1,007	$(2,716)	$(17,496)	$(40,871)
Nine months ended September 30, 2012
Balance at December 31, 2011	$27,054	$(1,011)	$(2,954)	$(15,134)	$7,955
Other comprehensive income (loss) before reclassifications	4,714	234	—	—	4,948
Amounts reclassified from accumulated other comprehensive income (loss)	(1,852)	12	102	642	(1,096)
Balance at September 30, 2012	$29,916	$(765)	$(2,852)	$(14,492)	$11,807

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity at September 30, 2013	(in thousands)
Mortgage-backed securities	$206	$18	$—	$224

Available for Sale at September 30, 2013
Equity securities	$123,111	$8,596	$(130)	$131,577
U.S. Government securities	2,250	—	—	2,250
U.S. Government sponsored agency securities	828	8	(1)	835
State and municipal securities	288,659	7,552	(2,698)	293,513
Corporate debt securities	108,272	5,115	(6,836)	106,551
Collateralized mortgage obligations	1,113,753	9,373	(40,149)	1,082,977
Mortgage-backed securities	909,292	15,209	(10,271)	914,230
Auction rate securities	172,052	36	(17,578)	154,510
	$2,718,217	$45,889	$(77,663)	$2,686,443

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity at December 31, 2012	(in thousands)
Mortgage-backed securities	$292	$27	$—	$319

Available for Sale at December 31, 2012
Equity securities	$118,465	$5,016	$(918)	$122,563
U.S. Government securities	325	—	—	325
U.S. Government sponsored agency securities	2,376	21	—	2,397
State and municipal securities	301,842	13,763	(86)	315,519
Corporate debt securities	112,162	7,858	(7,178)	112,842
Collateralized mortgage obligations	1,195,234	16,008	(123)	1,211,119
Mortgage-backed securities	847,790	31,831	—	879,621
Auction rate securities	174,026	—	(24,687)	149,339
	$2,752,220	$74,497	$(32,992)	$2,793,725
Securities carried at $1.8 billion as of September 30, 2013 and December 31, 2012 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Available for sale equity securities include restricted investment securities issued by the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank ($87.9 million at September 30, 2013 and $71.7 million at December 31, 2012), common stocks of financial institutions ($36.8 million at September 30, 2013 and $44.2 million at December 31, 2012) and other equity investments ($6.9 million at September 30, 2013 and $6.7 million at December 31, 2012).
As of September 30, 2013, the financial institutions stock portfolio had a cost basis of $28.5 million and a fair value of $36.8 million, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $26.2 million. The fair value of this investment accounted for 71.1% of the fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value.

The amortized cost and estimated fair values of debt securities as of September 30, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$—	$—	$45,346	$45,470
Due from one year to five years	—	—	63,113	66,924
Due from five years to ten years	—	—	197,964	201,552
Due after ten years	—	—	265,638	243,713
	—	—	572,061	557,659
Collateralized mortgage obligations	—	—	1,113,753	1,082,977
Mortgage-backed securities	206	224	909,292	914,230
	$206	$224	$2,595,106	$2,554,866
The following table presents information related to the gains and losses on the sales of equity and debt securities, and losses recognized for the other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains
Three months ended September 30, 2013		(in thousands)
Equity securities	$2,135	$—	$—	$2,135
Debt securities	617	(22)	(97)	498
Total	$2,752	$(22)	$(97)	$2,633
Three months ended September 30, 2012
Equity securities	$—	$—	$(24)	$(24)
Debt securities	85	—	(19)	66
Total	$85	$—	$(43)	$42

Nine months ended September 30, 2013
Equity securities	$4,357	$(28)	$(27)	$4,302
Debt securities	3,788	(22)	(97)	3,669
Total	$8,145	$(50)	$(124)	$7,971
Nine months ended September 30, 2012
Equity securities	$2,603	$—	$(81)	$2,522
Debt securities	328	—	(19)	309
Total	$2,931	$—	$(100)	$2,831
The other-than-temporary impairment charges for equity securities during the three and nine months ended September 30, 2013 and 2012 were for investments in stocks of financial institutions and were due to the severity and duration of the declines in the fair values of certain bank stock stocks, in conjunction with management's assessment of the near-term prospects of each specific issuer.
The credit related other-than-temporary impairment charges for debt securities during the three and nine months ended September 30, 2013 and 2012 were for investments in pooled trust preferred securities issued by financial institutions. The credit related other-than-temporary impairment charges for the pooled trust preferred securities were determined based on an expected cash flows model.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at September 30, 2013 and 2012:

	Three Months ended September 30		Nine Months ended September 30
	2013	2012	2013	2012
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(20,607)	$(22,692)	$(23,079)	$(22,781)
Reductions for securities sold during the period	—	—	2,468	—
Additions for credit losses recorded which were not previously recognized as components of earnings	(97)	(19)	(97)	(19)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	66	4	155
Balance of cumulative credit losses on debt securities, end of period	$(20,704)	$(22,645)	$(20,704)	$(22,645)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$—	$—	$59	$(1)	$59	$(1)
State and municipal securities	54,679	(2,698)	—	—	54,679	(2,698)
Corporate debt securities	6,889	(108)	42,989	(6,728)	49,878	(6,836)
Collateralized mortgage obligations	746,630	(40,149)	—	—	746,630	(40,149)
Mortgage-backed securities	499,406	(10,271)	—	—	499,406	(10,271)
Auction rate securities	87	(3)	153,245	(17,575)	153,332	(17,578)
Total debt securities	1,307,691	(53,229)	196,293	(24,304)	1,503,984	(77,533)
Equity securities	17	(1)	850	(129)	867	(130)
	$1,307,708	$(53,230)	$197,143	$(24,433)	$1,504,851	$(77,663)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2013.
The unrealized holding losses on auction rate securities, or auction rate certificates (ARCs), are attributable to liquidity issues resulting from the failure of periodic auctions. Fulton Financial Advisors (FFA) is the investment management and trust division of the Corporation’s Fulton Bank, N.A. subsidiary. FFA had previously purchased ARCs for customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As of September 30, 2013, approximately $147 million, or 95%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $100 million, or 65%, AA rated. Approximately $8 million, or 5%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $6 million, or 72%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $151 million, or 98%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of September 30, 2013, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $154.5 million were not subject to any other-than-temporary impairment charges as of September 30, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2013 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	September 30, 2013		December 31, 2012
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$54,722	$48,368	$56,834	$51,656
Subordinated debt	47,375	50,493	47,286	51,747
Pooled trust preferred securities	3,676	5,191	5,530	6,927
Corporate debt securities issued by financial institutions	105,773	104,052	109,650	110,330
Other corporate debt securities	2,499	2,499	2,512	2,512
Available for sale corporate debt securities	$108,272	$106,551	$112,162	$112,842

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $6.4 million at September 30, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three and nine months ended September 30, 2013 or 2012. The Corporation held six single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $11.6 million at September 30, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at September 30, 2013 were not rated by any ratings agency.
As of September 30, 2013, the Corporation held eight pooled trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $5.2 million that were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $106.6 million were not subject to any additional other-than-temporary impairment charges as of September 30, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE E – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Real-estate - commercial mortgage	$5,063,373	$4,664,426
Commercial - industrial, financial and agricultural	3,645,270	3,612,065
Real-estate - home equity	1,773,554	1,632,390
Real-estate - residential mortgage	1,327,469	1,257,432
Real-estate - construction	577,342	584,118
Consumer	296,142	309,864
Leasing and other	89,819	75,521
Overdrafts	16,706	18,393
Loans, gross of unearned income	12,789,675	12,154,209
Unearned income	(8,776)	(7,238)
Loans, net of unearned income	$12,780,899	$12,146,971

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
The following table presents the components of the allowance for credit losses:

	September 30, 2013	December 31, 2012
	(in thousands)
Allowance for loan losses	$210,486	$223,903
Reserve for unfunded lending commitments	2,352	1,536
Allowance for credit losses	$212,838	$225,439

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$217,626	$237,316	$225,439	$258,177
Loans charged off	(18,108)	(29,966)	(61,597)	(110,765)
Recoveries of loans previously charged off	3,820	4,918	10,996	11,356
Net loans charged off	(14,288)	(25,048)	(50,601)	(99,409)
Provision for credit losses	9,500	23,000	38,000	76,500
Balance at end of period	$212,838	$235,268	$212,838	$235,268

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2013
Balance at June 30, 2013	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431
Loans charged off	(3,724)	(9,394)	(2,365)	(767)	(598)	(473)	(787)	—	(18,108)
Recoveries of loans previously charged off	185	2,295	198	245	379	294	224	—	3,820
Net loans charged off	(3,539)	(7,099)	(2,167)	(522)	(219)	(179)	(563)	—	(14,288)
Provision for loan losses (1)	3,470	1,437	4,451	1,595	(1,221)	610	620	(2,619)	8,343
Balance at September 30, 2013	$58,627	$51,895	$28,020	$33,757	$13,031	$2,928	$2,982	$19,246	$210,486
Three months ended September 30, 2012
Balance at June 30, 2012	$69,868	$71,931	$14,444	$26,711	$25,559	$1,816	$3,243	$22,164	$235,736
Loans charged off	(7,463)	(10,471)	(1,688)	(670)	(8,364)	(685)	(625)	—	(29,966)
Recoveries of loans previously charged off	1,317	1,693	343	25	1,040	202	298	—	4,918
Net loans charged off	(6,146)	(8,778)	(1,345)	(645)	(7,324)	(483)	(327)	—	(25,048)
Provision for loan losses (1)	8,447	4,721	2,337	2,790	3,893	530	77	381	23,176
Balance at September 30, 2012	$72,169	$67,874	$15,436	$28,856	$22,128	$1,863	$2,993	$22,545	$233,864
Nine months ended September 30, 2013
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans charged off	(13,050)	(24,856)	(6,735)	(8,282)	(5,181)	(1,456)	(2,037)	—	(61,597)
Recoveries of loans previously charged off	2,754	3,430	721	442	1,794	1,206	649	—	10,996
Net loans charged off	(10,296)	(21,426)	(6,014)	(7,840)	(3,387)	(250)	(1,388)	—	(50,601)
Provision for loan losses (1)	5,995	13,116	11,258	7,061	(869)	811	1,618	(1,806)	37,184
Balance at September 30, 2013	$58,627	$51,895	$28,020	$33,757	$13,031	$2,928	$2,982	$19,246	$210,486
Nine months ended September 30, 2012
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans charged off	(43,053)	(29,157)	(6,683)	(3,009)	(25,377)	(1,790)	(1,696)	—	(110,765)
Recoveries of loans previously charged off	3,286	3,046	641	169	2,643	833	738	—	11,356
Net loans charged off	(39,767)	(26,111)	(6,042)	(2,840)	(22,734)	(957)	(958)	—	(99,409)
Provision for loan losses (1)	26,824	19,089	8,637	8,710	14,796	737	1,554	(3,545)	76,802
Balance at September 30, 2012	$72,169	$67,874	$15,436	$28,856	$22,128	$1,863	$2,993	$22,545	$233,864

(1)
The provision for loan losses excluded a $1.2 million and $816,000 increase, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2013 and was gross of a $176,000 and $302,000 decrease, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2012. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $9.5 million and $38.0 million, respectively, for the three and nine months ended September 30, 2013 and $23.0 million and $76.5 million, respectively, for the three and nine months ended September 30, 2012.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at September 30, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$43,262	$38,025	$18,482	$11,494	$8,648	$2,911	$2,982	$19,246	$145,050
Evaluated for impairment under FASB ASC Section 310-10-35	15,365	13,870	9,538	22,263	4,383	17	—	N/A	65,436
	$58,627	$51,895	$28,020	$33,757	$13,031	$2,928	$2,982	$19,246	$210,486

Loans, net of unearned income at September 30, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$5,001,851	$3,593,038	$1,758,492	$1,277,200	$543,268	$296,122	$97,749	N/A	$12,567,720
Evaluated for impairment under FASB ASC Section 310-10-35	61,522	52,232	15,062	50,269	34,074	20	—	N/A	213,179
	$5,063,373	$3,645,270	$1,773,554	$1,327,469	$577,342	$296,142	$97,749	N/A	$12,780,899

Allowance for loan losses at September 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$46,889	$44,169	$10,120	$8,306	$14,957	$1,858	$2,980	$22,545	$151,824
Evaluated for impairment under FASB ASC Section 310-10-35	25,280	23,705	5,316	20,550	7,171	5	13	N/A	82,040
	$72,169	$67,874	$15,436	$28,856	$22,128	$1,863	$2,993	$22,545	$233,864

Loans, net of unearned income at September 30, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,539,370	$3,430,724	$1,594,553	$1,165,504	$554,185	$301,710	$78,031	N/A	$11,664,077
Evaluated for impairment under FASB ASC Section 310-10-35	93,139	77,122	8,903	48,818	43,173	7	21	N/A	271,183
	$4,632,509	$3,507,846	$1,603,456	$1,214,322	$597,358	$301,717	$78,052	N/A	$11,935,260

(1)
The unallocated allowance, which was approximately 9% and 10% of the total allowance for credit losses as of September 30, 2013 and September 30, 2012, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.
During the three and nine months ended September 30, 2013, the Corporation sold $16.4 million and $41.8 million, respectively, of non-accrual commercial mortgage, commercial and construction loans to investors. During the three and nine months ended September 30, 2013, total charge-offs associated with these transactions were $6.0 million and $18.0 million, respectively. The following table presents a summary of these transactions:

	Three months ended September 30, 2013				Nine months ended September 30, 2013
	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$4,840	$11,950	$1,490	$18,280	$21,760	$23,600	$9,930	$55,290
Charge-offs prior to sale	—	(1,860)	—	(1,860)	(4,890)	(3,890)	(4,680)	(13,460)
Net recorded investment in loans sold	4,840	10,090	1,490	16,420	16,870	19,710	5,250	41,830
Proceeds from sale, net of selling expenses	3,310	6,020	1,050	10,380	10,410	10,050	3,400	23,860
Total charge-off upon sale	$(1,530)	$(4,070)	$(440)	$(6,040)	$(6,460)	$(9,660)	$(1,850)	$(17,970)

Existing allocation for credit losses on sold loans	$(320)	$(450)	$—	$(770)	$(6,620)	$(5,780)	$(1,320)	$(13,720)
The $16.4 million of loans sold during the third quarter of 2013 were primarily larger balance impaired commercial loans which were secured by commercial real estate. The estimated fair value of the collateral underlying these commercial loans exceeded their unpaid principal balance and, as a result, for a number of the loans sold no specific loan loss allocations under FASB ASC

Section 310-10-35 were necessary prior to the date the loans were designated for sale. The $6.0 million charge-off recorded upon this sale occurred based on the third party’s purchase offer, which was based on economic return expectations relative to the perceived lending risk of the acquired loans, and the Corporation’s view of the acceptability of that purchase price in relationship to other recent loan sale transactions and the desire to eliminate these impaired loans from the portfolio.
In June 2012, the Corporation sold $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $21.2 million during the nine months ended September 30, 2012. The following table presents a summary of this transaction:

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

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructurings (TDRs). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans with balances greater than $1.0 million are evaluated individually for impairment. Impaired loans with balances less than $1.0 million are pooled and measured for impairment collectively. All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of September 30, 2013 and December 31, 2012, substantially all of the Corporation’s individually evaluated impaired loans with balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.
As of September 30, 2013 and 2012, approximately 79% and 78%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.
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

The following table presents total impaired loans by class segment:

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$29,656	$24,117	$—	$44,649	$34,189	$—
Commercial - secured	35,102	28,665	—	40,409	30,112	—
Commercial - unsecured	—	—	—	132	131	—
Real estate - home equity	399	300	—	300	300	—
Real estate - residential mortgage	—	—	—	486	486	—
Construction - commercial residential	24,389	18,836	—	40,432	23,548	—
Construction - commercial	2,992	2,014	—	6,294	5,685	—
	92,538	73,932		132,702	94,451
With a related allowance recorded:
Real estate - commercial mortgage	45,568	37,405	15,365	69,173	55,443	21,612
Commercial - secured	28,438	22,322	12,972	52,660	39,114	17,187
Commercial - unsecured	1,303	1,245	898	2,142	2,083	1,597
Real estate - home equity	20,730	14,762	9,538	12,843	12,843	8,380
Real estate - residential mortgage	62,534	50,269	22,263	53,610	53,610	24,108
Construction - commercial residential	23,490	12,351	3,941	21,336	9,831	4,787
Construction - commercial	857	374	157	2,602	2,350	1,146
Construction - other	665	499	285	576	576	326
Consumer - direct	18	18	15	29	29	25
Consumer - indirect	2	2	2	—	—	—
Leasing and other and overdrafts	—	—	—	10	10	7
	183,605	139,247	65,436	214,981	175,889	79,175
Total	$276,143	$213,179	$65,436	$347,683	$270,340	$79,175
As of September 30, 2013 and December 31, 2012, there were $73.9 million and $94.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount, or were previously charged down to collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,120	$113	$43,197	$172	$29,630	$394	$43,422	370
Commercial - secured	33,644	49	25,992	13	32,528	131	25,526	30
Commercial - unsecured	—	—	59	—	33	—	33	—
Real estate - home equity	300	—	583	1	253	1	466	1
Real estate - residential mortgage	747	4	1,984	17	869	25	1,115	30
Construction - commercial residential	20,809	66	25,768	60	21,730	200	28,315	128
Construction - commercial	2,021	—	2,666	6	3,500	2	2,943	12
	84,641	232	100,249	269	88,543	753	101,820	571
With a related allowance recorded:
Real estate - commercial mortgage	37,962	158	59,239	240	46,213	563	67,064	523
Commercial - secured	22,771	34	43,420	32	29,317	115	46,743	65
Commercial - unsecured	1,260	1	2,555	2	1,502	4	2,735	4
Real estate - home equity	14,761	17	8,045	7	14,031	49	6,810	11
Real estate - residential mortgage	51,365	290	45,022	384	52,581	924	42,555	1,144
Construction - commercial residential	12,053	39	16,232	37	11,774	121	21,647	94
Construction - commercial	525	—	2,373	5	1,641	3	2,204	11
Construction - other	501	—	997	2	517	1	1,073	4
Consumer - direct	18	—	7	—	21	—	98	—
Consumer - indirect	3	—	—	—	1	—	—	—
Leasing and other and overdrafts	—	—	158	—	14	—	101	—
	141,219	539	178,048	709	157,612	1,780	191,030	1,856
Total	$225,860	$771	$278,297	$978	$246,155	$2,533	$292,850	2,427

(1)
All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2013 and 2012 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers by class segment:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(dollars in thousands)
Real estate - commercial mortgage	$4,682,593	$4,255,334	$169,811	$157,640	$210,969	$251,452	$5,063,373	$4,664,426
Commercial - secured	3,183,136	3,081,215	103,085	137,277	153,313	194,952	3,439,534	3,413,444
Commercial -unsecured	197,932	187,200	3,988	5,421	3,816	6,000	205,736	198,621
Total commercial - industrial, financial and agricultural	3,381,068	3,268,415	107,073	142,698	157,129	200,952	3,645,270	3,612,065
Construction - commercial residential	145,823	156,537	41,776	52,434	57,458	79,581	245,057	288,552
Construction - commercial	247,350	211,470	2,370	2,799	9,121	12,081	258,841	226,350
Total construction (excluding Construction - other)	393,173	368,007	44,146	55,233	66,579	91,662	503,898	514,902
	$8,456,834	$7,891,756	$321,030	$355,571	$434,677	$544,066	$9,212,541	$8,791,393
% of Total	91.8%	89.8%	3.5%	4.0%	4.7%	6.2%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The Corporation believes that internal risk ratings are the most relevant credit quality indicator for the class segments presented above. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan. The risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.

The Corporation does not assign internal risk ratings for smaller balance, homogeneous loans, such as home equity, residential mortgage, consumer, leasing and other and construction loans to individuals secured by residential real estate. For these loans, the most relevant credit quality indicator is delinquency status. The migration of these loans through the various delinquency status categories is a significant component of the allowance for credit losses methodology, which bases the probability of default on this migration.

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(dollars in thousands)
Real estate - home equity	$1,736,645	$1,602,541	$18,218	$12,645	$18,691	$17,204	$1,773,554	$1,632,390
Real estate - residential mortgage	1,269,058	1,190,873	24,102	32,123	34,309	34,436	1,327,469	1,257,432
Construction - other	71,520	67,447	1,425	865	499	904	73,444	69,216
Consumer - direct	138,373	159,616	4,057	3,795	2,891	3,170	145,321	166,581
Consumer - indirect	147,741	140,868	2,958	2,270	122	145	150,821	143,283
Total consumer	286,114	300,484	7,015	6,065	3,013	3,315	296,142	309,864
Leasing and other and overdrafts	97,160	85,946	522	711	67	19	97,749	86,676
	$3,460,497	$3,247,291	$51,282	$52,409	$56,579	$55,878	$3,568,358	$3,355,578
% of Total	97.0%	96.7%	1.4%	1.6%	1.6%	1.7%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	September 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans	$143,012	$184,832
Accruing loans greater than 90 days past due	25,271	26,221
Total non-performing loans	168,283	211,053
Other real estate owned (OREO)	18,173	26,146
Total non-performing assets	$186,456	$237,199

The following table presents TDRs, by class segment:

	September 30, 2013	December 31, 2012
	(in thousands)
Real-estate - residential mortgage	$27,820	$32,993
Real-estate - commercial mortgage	22,644	34,672
Construction - commercial residential	9,841	10,564
Commercial - secured	8,060	5,624
Real estate - home equity	1,667	1,518
Commercial - unsecured	124	121
Consumer - other	11	—
Consumer - direct	—	16
Total accruing TDRs	70,167	85,508
Non-accrual TDRs (1)	30,501	31,245
Total TDRs	$100,668	$116,753

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of September 30, 2013 and December 31, 2012, there were $12.0 million and $7.4 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment, as of September 30, 2013 and 2012 that were modified during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	2	$4,427	2	$741	6	$9,542	8	$11,178
Real estate - commercial mortgage	4	3,774	2	1,404	13	8,428	15	18,004
Real estate - home equity	14	1,071	1	132	42	2,928	7	692
Real estate - residential mortgage	5	836	9	3,350	44	6,861	33	11,465
Construction - commercial	—	—	1	957	—	—	1	957
Commercial - secured	—	—	7	737	7	592	14	3,944
Commercial - unsecured	—	—	—	—	1	15	—	—
Construction - other	—	—	1	335	—	—	1	335
Consumer - direct	—	—	—	—	7	2	—	—
	25	$10,108	23	$7,656	120	$28,368	79	$46,575

The following table presents TDRs, by class segment, as of September 30, 2013 and 2012 that were modified within the previous 12 months and had a payment default during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30				Nine months ended September 30
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	29	$7,224	15	$2,977	55	$14,808	26	$6,763
Real estate - commercial mortgage	3	1,299	6	6,358	9	3,712	7	7,442
Real estate - home equity	7	507	3	273	20	1,609	8	653
Commercial - secured	2	217	3	1,267	5	690	4	1,294
Consumer - other	—	—	1	335	—	—	1	335
Construction - commercial	—	—	1	957	—	—	1	957
Construction - commercial residential	—	—	3	836	2	608	4	2,691
	41	$9,247	32	$13,003	91	$21,427	51	$20,135

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$17,060	$2,951	$3,745	$38,878	$42,623	$62,634	$5,000,739	$5,063,373
Commercial - secured	9,603	1,333	1,136	42,927	44,063	54,999	3,384,535	3,439,534
Commercial - unsecured	524	308	—	1,121	1,121	1,953	203,783	205,736
Total commercial - industrial, financial and agricultural	10,127	1,641	1,136	44,048	45,184	56,952	3,588,318	3,645,270
Real estate - home equity	14,176	4,042	5,296	13,395	18,691	36,909	1,736,645	1,773,554
Real estate - residential mortgage	17,468	6,634	11,860	22,449	34,309	58,411	1,269,058	1,327,469
Construction - commercial residential	233	339	163	21,346	21,509	22,081	222,976	245,057
Construction - commercial	308	—	—	2,388	2,388	2,696	256,145	258,841
Construction - other	1,425	—	—	499	499	1,924	71,520	73,444
Total real estate - construction	1,966	339	163	24,233	24,396	26,701	550,641	577,342
Consumer - direct	2,852	1,205	2,884	7	2,891	6,948	138,373	145,321
Consumer - indirect	2,505	453	120	2	122	3,080	147,741	150,821
Total consumer	5,357	1,658	3,004	9	3,013	10,028	286,114	296,142
Leasing and other and overdrafts	294	228	67	—	67	589	97,160	97,749
	$66,448	$17,493	$25,271	$143,012	$168,283	$252,224	$12,528,675	$12,780,899

	December 31, 2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,993	$8,473	$2,160	$54,960	$57,120	$78,586	$4,585,840	$4,664,426
Commercial - secured	8,013	8,030	1,060	63,602	64,662	80,705	3,332,739	3,413,444
Commercial - unsecured	461	12	199	2,093	2,292	2,765	195,856	198,621
Total commercial - industrial, financial and agricultural	8,474	8,042	1,259	65,695	66,954	83,470	3,528,595	3,612,065
Real estate - home equity	9,579	3,066	5,579	11,625	17,204	29,849	1,602,541	1,632,390
Real estate - residential mortgage	21,827	10,296	13,333	21,103	34,436	66,559	1,190,873	1,257,432
Construction - commercial residential	466	—	251	22,815	23,066	23,532	265,020	288,552
Construction - commercial	—	—	—	8,035	8,035	8,035	218,315	226,350
Construction - other	865	—	328	576	904	1,769	67,447	69,216
Total real estate - construction	1,331	—	579	31,426	32,005	33,336	550,782	584,118
Consumer - direct	2,842	953	3,157	13	3,170	6,965	159,616	166,581
Consumer - indirect	1,926	344	145	—	145	2,415	140,868	143,283
Total consumer	4,768	1,297	3,302	13	3,315	9,380	300,484	309,864
Leasing and other and overdrafts	662	49	9	10	19	730	85,946	86,676
	$59,634	$31,223	$26,221	$184,832	$211,053	$301,910	$11,845,061	$12,146,971

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of period	$41,750	$37,003	$39,737	$34,666
Originations of mortgage servicing rights	2,909	4,341	10,371	11,177
Amortization	(2,031)	(2,711)	(7,480)	(7,210)
Balance at end of period	$42,628	$38,633	$42,628	$38,633

Valuation allowance:
Balance at beginning of period	$(1,690)	$(1,550)	$(3,680)	$(1,550)
Reversals (additions)	1,690	(2,130)	3,680	(2,130)
Balance at end of period	$—	$(3,680)	$—	$(3,680)

Net MSRs at end of period	$42,628	34,953	$42,628	$34,953
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
As of September 30, 2013, the estimated fair value of MSRs was $44.9 million, resulting in the reversal of the remaining $1.7 million valuation allowance during the third quarter of 2013. An increase to the valuation allowance of $2.1 million was recorded for three and nine months ended September 30, 2012. As a result, the fair value of MSRs as of September 30, 2012 was equal to their book value.

NOTE G – Stock-Based Compensation
The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options and restricted stock, under its Amended and Restated Equity and Cash Incentive Compensation Plan (Employee Option Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.
The Corporation also grants restricted stock to non-employee members of the board of directors under its 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)
Stock-based compensation expense	$979	$913	$4,186	$3,963
Tax benefit	(272)	(245)	(1,183)	(1,061)
Stock-based compensation expense, net of tax	$707	$668	$3,003	$2,902

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock fair values are equal to the average trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Stock options and restricted stock under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Restricted stock awards under the Directors' Plan generally vest one year from the date of grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of both stock options and restricted stock. As of September 30, 2013, the Employee Option Plan had 11.4 million shares reserved for future grants through 2023. As of September 30, 2013, the Directors’ Plan had 450,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)
Service cost (1)	$51	$39	$153	$117
Interest cost	772	806	2,316	2,418
Expected return on plan assets	(800)	(808)	(2,400)	(2,424)
Net amortization and deferral	596	420	1,788	1,260
Net periodic benefit cost	$619	$457	$1,857	$1,371

(1)
The Pension Plan service cost recorded for the three and nine months ended September 30, 2013 and 2012, respectively, was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The net periodic benefit cost for the Corporation’s Postretirement Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)
Service cost	$57	$53	$171	$159
Interest cost	81	87	243	261
Expected return on plan assets	—	(1)	—	(3)
Net accretion and deferral	(91)	(91)	(273)	(273)
Net periodic benefit cost	$47	$48	$141	$144

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
Mortgage Banking Derivatives
In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans or interest rate locks at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair values during the period recorded within mortgage banking income on the consolidated statements of income.
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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2013		December 31, 2012
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$120,547	$3,100	$314,416	$6,912
Negative fair values	5,790	(50)	9,714	(155)
Net interest rate locks with customers		3,050		6,757
Forward Commitments
Positive fair values	6,002	16	79,152	707
Negative fair values	130,498	(2,193)	236,500	(915)
Net forward commitments		(2,177)		(208)
Interest Rate Swaps with Customers
Positive fair values	115,409	3,460	130,841	7,090
Negative fair values	84,625	(1,640)	—	—
Net interest rate swaps with customers		1,820		7,090
Interest Rate Swaps with Dealer Counterparties
Positive fair values	84,625	1,640	—	—
Negative fair values	115,409	(3,460)	130,841	(7,090)
Net Interest rate swaps with dealer counterparties		(1,820)		(7,090)
Foreign Exchange Contracts with Customers
Positive fair values	4,362	64	1,810	137
Negative fair values	16,770	(450)	9,851	(348)
Net foreign exchange contracts with customers		(386)		(211)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	25,418	1,013	59,368	1,064
Negative fair values	10,805	(160)	37,865	(1,121)
Net foreign exchange contracts with correspondent banks		853		(57)
Net derivative fair value asset		$1,340		$6,281

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(in thousands)
Interest rate locks with customers	$4,717	$3,933	$(3,707)	$8,985
Forward commitments	(12,244)	(3,255)	(1,969)	(5,068)
Interest rate swaps with customers	1,009	1,189	(5,270)	4,229
Interest rate swaps with dealer counterparties	(1,009)	(1,189)	5,270	(4,229)
Foreign exchange contracts with customers	(344)	1,654	(175)	2,523
Foreign exchange contracts with correspondent banks	(50)	(1,331)	910	(1,717)
Net fair value gains (losses) on derivative financial instruments	$(7,921)	$1,001	$(4,941)	$4,723

NOTE J – Balance Sheet Offsetting
Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements.
The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers, discussed in detail within Note I, "Derivative Financial Instruments." Under these agreements, the Corporation has the right to net settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default.
The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified within short-term borrowings on the consolidated balance sheets, while the securities underlying the repurchase agreements remain classified with investment securities on the consolidated balance sheets. The Corporation has no intention of setting off these amounts, therefore, these repurchase agreements are not eligible for offset.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
September 30, 2013
Interest rate swap assets	$5,100	$(1,837)	$—	$3,263
Interest rate swap liabilities	$5,100	$(1,837)	$(1,800)	$1,463

December 31, 2012
Interest rate swap assets	$7,090	$—	$—	$7,090
Interest rate swap liabilities	$7,090	$—	$(7,090)	$—

(1)
For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)
Amounts represent cash collateral posted on interest rate swap transactions with financial institution counterparties. Interest rate swaps with customers are collateralized by the underlying loans to those borrowers.

NOTE K – Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit	$4,301,326	$4,011,741
Standby letters of credit	393,023	425,095
Commercial letters of credit	35,036	26,191
The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit. See Note E, "Loans and Allowance for Credit Losses," for additional details.

Residential Lending
Residential mortgages are originated and sold by the Corporation and consist primarily of conforming, prime loans sold to government sponsored agencies, such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The Corporation also sells a portion of prime loans to non-government sponsored agency investors.
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of September 30, 2013 and December 31, 2012, the reserves for losses on these loans were approximately $4.9 million and $2.4 million, respectively.
From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program in 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of September 30, 2013, the unpaid principal balance of loans sold under the MPF Program was approximately $186 million. As of September 30, 2013 and December 31, 2012, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.9 million and $3.6 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology.
As of September 30, 2013 and December 31, 2012, the total reserve for losses on residential mortgage loans sold was $7.8 million and $6.0 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of September 30, 2013 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
Other Contingencies
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of business. The Corporation evaluates the possible impact of pending litigation based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable, and the actual results of litigation cannot be determined with certainty.

NOTE L – Fair Value Option
FASB ASC Subtopic 825-10 permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied. The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note I, "Derivative Financial Instruments." The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2013	December 31, 2012
	(in thousands)
Cost	$37,903	$65,745
Fair value	39,273	67,899
During the three months ended September 30, 2013, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $2.6 million. During the nine months ended September 30, 2013, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $784,000. During the three and nine months ended September 30, 2012, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $1.5 million and $2.5 million, respectively.

NOTE M – Fair Value Measurements
FASB ASC Topic 820 establishes a fair value hierarchy for the inputs to valuation techniques used to measure fair value into the following three categories (from highest to lowest priority):

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
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$39,273	$—	$39,273
Available for sale investment securities:
Equity securities	43,728	—	—	43,728
U.S. Government securities	—	2,250	—	2,250
U.S. Government sponsored agency securities	—	835	—	835
State and municipal securities	—	293,513	—	293,513
Corporate debt securities	—	97,580	8,971	106,551
Collateralized mortgage obligations	—	1,082,977	—	1,082,977
Mortgage-backed securities	—	914,230	—	914,230
Auction rate securities	—	—	154,510	154,510
Total available for sale investments	43,728	2,391,385	163,481	2,598,594
Other assets	15,815	8,216	—	24,031
Total assets	$59,543	$2,438,874	$163,481	$2,661,898
Other liabilities	$15,348	$7,342	$—	$22,690

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$67,899	$—	$67,899
Available for sale investment securities:
Equity securities	50,873	—	—	50,873
U.S. Government securities	—	325	—	325
U.S. Government sponsored agency securities	—	2,397	—	2,397
State and municipal securities	—	315,519	—	315,519
Corporate debt securities	—	102,555	10,287	112,842
Collateralized mortgage obligations	—	1,211,119	—	1,211,119
Mortgage-backed securities	—	879,621	—	879,621
Auction rate securities	—	—	149,339	149,339
Total available for sale investments	50,873	2,511,536	159,626	2,722,035
Other assets	15,259	14,710	—	29,969
Total assets	$66,132	$2,594,145	$159,626	$2,819,903
Other liabilities	$15,524	$8,161	$—	$23,685

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2013 and December 31, 2012 were measured as the price that secondary market investors were offering for loans with similar characteristics.

•
Available for sale investment securities – Included within this asset category are both equity and debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, obtained through processes such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing.

Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is done for approximately 75% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
Equity securities – Equity securities consist of stocks of financial institutions ($36.8 million at September 30, 2013 and $44.2 million at December 31, 2012) and other equity investments ($6.9 million at September 30, 2013 and $6.7 million at December 31, 2012). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets. Restricted equity securities issued by the FHLB and Federal Reserve Bank ($87.9 million at September 30, 2013 and $71.7 million at December 31, 2012) have been excluded from the preceding tables.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.5 million at September 30, 2013 and $51.7 million at December 31, 2012), single-issuer trust preferred securities issued by financial institutions ($48.4 million at September 30, 2013 and $51.7 million at December 31, 2012), pooled trust preferred securities issued by financial institutions ($5.2 million at September 30, 2013 and $6.9 million at December 31, 2012) and other corporate debt issued by non-financial institutions ($2.5 million at September 30, 2013 and December 31, 2012).

Level 2 investments include the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $44.6 million and $48.3 million of single-issuer trust preferred securities held at September 30, 2013 and December 31, 2012, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.8 million at September 30, 2013 and $3.4 million at December 31, 2012). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Management tests Level 3 valuations for ARCs by performing a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including; bond ratings, parity ratios, balances and delinquency levels.

•	Other assets – Included within this category are the following:

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($14.7 million at September 30, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($1.1 million at September 30, 2013 and $1.2 million at December 31, 2012).

The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.1 million at September 30, 2013 and $7.6 million at December 31, 2012) and the fair value of interest rate swaps ($5.1 million at September 30, 2013 and $7.1 million at December 31, 2012).

The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date.
See Note I, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($14.7 million at September 30, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($610,000 at September 30, 2013 and $1.5 million at December 31, 2012). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.2 million at September 30, 2013 and $1.1 million at December 31, 2012) and the fair value of interest rate swaps ($5.1 million at September 30, 2013 and $7.1 million at December 31, 2012). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended September 30, 2013
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at June 30, 2013	$5,391	$3,670	$152,592
Sales	—	—	(25)
Realized adjustment to fair value (1)	(97)	—	—
Unrealized adjustment to fair value (2)	(103)	108	1,983
Settlements - calls	—	—	(317)
Discount accretion (3)	—	2	277
Balance at September 30, 2013	$5,191	$3,780	$154,510

	Three months ended September 30, 2012
Balance at June 30, 2012	$5,018	$4,100	$203,282
Sales	—	(956)	—
Realized adjustment to fair value (1)	(19)	19	—
Unrealized adjustment to fair value (2)	298	(55)	6,809
Settlements - calls	(202)	—	(50,370)
Discount accretion (3)	46	2	341
Balance at September 30, 2012	$5,141	$3,110	$160,062

	Nine months ended September 30, 2013
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2012	$6,927	$3,360	$149,339
Sales	(4,987)	—	(25)
Realized adjustment to fair value (1)	1,604	—	—
Unrealized adjustment to fair value (2)	1,771	412	7,171
Settlements - calls	(124)	—	(2,725)
Discount accretion (3)	—	8	750
Balance at September 30, 2013	$5,191	$3,780	$154,510

	Nine months ended September 30, 2012
Balance at December 31, 2011	$5,109	$4,180	$225,211
Sales	—	(956)	—
Realized adjustment to fair value (1)	(19)	19	—
Unrealized adjustment to fair value (2)	612	111	(12,677)
Settlements - calls	(605)	(250)	(54,880)
Discount accretion (3)	44	6	2,408
Balance at September 30, 2012	$5,141	$3,110	$160,062

(1)
Realized adjustments to fair value represent credit related other -than-temporary impairment charges and gains on sales of investment securities, both included as components of investment securities gains on the consolidated statements of income.

(2)
Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of available for sale investment securities on the consolidated balance sheets.

(3)	Included as a component of net interest income on the consolidated statements of income.

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$147,743	$147,743
Other financial assets	—	—	60,801	60,801
Total assets	$—	$—	$208,544	$208,544

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$191,165	$191,165
Other financial assets	—	—	62,203	62,203
Total assets	$—	$—	$253,368	$253,368
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

•
Other financial assets – This category includes OREO ($18.2 million at September 30, 2013 and $26.1 million at December 31, 2012) and MSRs, net of the MSRs valuation reserve ($42.6 million at September 30, 2013 and $36.1 million at December 31, 2012), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. Beginning in the second quarter of 2013, the Corporation engaged a third-party valuation expert to estimate the fair value of its MSRs. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rates used in the September 30, 2013 discounted cash flows valuation was 12.1%. Management tested the reasonableness of the significant inputs to the third-party valuation in comparison to market data.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2013 and December 31, 2012. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	September 30, 2013		December 31, 2012
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$262,938	$262,938	$256,300	$256,300
Interest-bearing deposits with other banks	221,064	221,064	173,257	173,257
Loans held for sale (1)	39,273	39,273	67,899	67,899
Securities held to maturity	206	224	292	319
Securities available for sale (1)	2,686,443	2,686,443	2,793,725	2,793,725
Loans, net of unearned income (1)	12,780,899	12,730,181	12,146,971	12,129,971
Accrued interest receivable	44,715	44,715	45,786	45,786
Other financial assets (1)	144,367	144,367	201,069	201,069
FINANCIAL LIABILITIES
Demand and savings deposits	$9,696,547	$9,696,547	$9,100,825	$9,100,825
Time deposits	3,024,574	3,040,852	3,383,338	3,413,060
Short-term borrowings	1,198,577	1,198,577	868,399	868,399
Accrued interest payable	16,657	16,657	19,330	19,330
Other financial liabilities (1)	67,773	67,773	58,255	58,255
Federal Home Loan Bank advances and long-term debt	889,122	888,850	894,253	853,547

(1)
Description of fair value determinations for these financial instruments, or certain financial instruments within these categories, measured at fair value on the Corporation’s consolidated balance sheets, are disclosed above.

For short-term financial instruments, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value on the Corporation’s consolidated balance sheets, book value was considered to be a reasonable estimate of fair value, and these financial instruments would, therefore, be categorized as Level 1 items under FASB ASC Topic 820.
The following instruments are predominantly short-term:

Assets	Liabilities
Cash and due from banks	Demand and savings deposits
Interest bearing deposits	Short-term borrowings
Accrued interest receivable	Accrued interest payable
The estimated fair values of securities held to maturity as of September 30, 2013 and December 31, 2012 were generally based on valuations performed by a third-party pricing service commonly used in the banking industry. Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. These securities would be categorized as Level 2 assets under FASB Topic 820.
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

NOTE N – Common Stock Repurchase Plans
On January 3, 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to eight million shares, or approximately 4.0% of its outstanding shares, through June 30, 2013. On June 18, 2013, the Corporation announced that its board of directors had extended the timeframe for this stock repurchase program to September 30, 2013. During the three and nine months ended September 30, 2013, approximately 1.6 million and 8.0 million shares, respectively, were repurchased, completing this repurchase program.
On October 22, 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through March 31, 2014.
Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time.

NOTE O – New Accounting Standard

In July 2013, the FASB issued Accounting Standards Update 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASC Update 2013-11 generally require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. For the Corporation, this standards update is effective in connection with its March 31, 2014 interim filing on Form 10-Q. The adoption of ASU No. 2013-11 is not expected to have a material impact on the consolidated financial statements.

NOTE P – Reclassifications

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2013	2012	2013	2012
Income before income taxes (in thousands)	$53,785	$54,842	$158,503	$159,757
Net income (in thousands)	$39,948	$41,582	$119,757	$119,605
Diluted net income per share	$0.21	$0.21	$0.61	$0.60
Return on average assets	0.93%	1.02%	0.95%	0.98%
Return on average equity	7.81%	8.03%	7.79%	7.83%
Net interest margin (1)	3.45%	3.74%	3.51%	3.79%
Non-performing assets to total assets	1.09%	1.49%	1.09%	1.49%
Annualized net charge-offs to average loans	0.45%	0.84%	0.54%	1.11%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the third quarter of 2013 decreased $1.1 million, or 1.9%, compared to the third quarter of 2012. For the nine months ended September 30, 2013, income before income taxes decreased $1.3 million, or 0.8%, compared to the same period in 2012.
The Corporation's results for the three and nine months ended September 30, 2013 were most significantly impacted by improved asset quality, resulting in a decrease in the provision for credit losses, a decline in net interest income, lower non-interest income, due to declines in certain types of fee income and gains on sales of loans, and higher non-interest expenses.
Asset Quality - For the three and nine months ended September 30, 2013, the Corporation's provision for credit losses decreased $13.5 million, or 58.7%, and $38.5 million, or 50.3%, respectively, in comparison to the same periods in 2012. These decreases were due to an overall improvement in asset quality.
Non-performing loans decreased $44.5 million, or 20.9%, since September 30, 2012. The total past due rate was 1.97% as of September 30, 2013, compared to 2.58% as of September 30, 2012. Annualized net charge-offs to average loans outstanding were 0.45% for the third quarter of 2013, compared to 0.84% for the third quarter of 2012. Annualized net charge-offs to average loans outstanding were 0.54% for the nine months ended September 30, 2013, compared to 1.11% for the nine months ended September 30, 2012.
Net Interest Income and Net Interest Margin - For the three and nine months ended September 30, 2013, net interest income decreased $3.3 million, or 2.5%, and $17.9 million, or 4.3%, respectively, in comparison to the same periods in 2012. Net interest income for the first nine months of 2013 was negatively impacted by net interest margin compression as yields on interest-earning assets declined more significantly than the cost of interest-bearing liabilities, partially offset by an increase in average interest-earning assets. The net interest margin for the third quarter of 2013 decreased 29 basis points, or 7.8%, in comparison to the third quarter of 2012. For the first nine months of 2013, the net interest margin decreased 28 basis points, or 7.4%, in comparison to the same period in 2012.
Average interest-earning assets increased $849.7 million, or 5.7%, in comparison to the third quarter of 2012, mainly due to an $805.7 million, or 6.8%, increase in average loans. For the first nine months of 2013, average interest-earning assets increased $542.5 million, or 3.6%, in comparison to the same period in 2012, including a $549.4 million, or 4.6%, increase in average loans. During the three and nine months ended September 30, 2013, loan growth was realized in commercial mortgages, commercial loans, residential mortgages and home equity loans. Approximately half of the growth in commercial loans and commercial mortgages was generated by new customer relationships.
Non-interest Income - For the three and nine months ended September 30, 2013, non-interest income, excluding investment securities gains, decreased $7.2 million, or 13.8%, and $15.1 million, or 9.8%, respectively, in comparison to the same periods in 2012. These decreases in non-interest income were primarily due to decreases in mortgage banking income as a result of lower gains on sales of residential mortgages, and, to a lessor extent, decreases in fee income, particularly overdraft fee income, other service charges on deposit accounts and foreign currency processing revenue.

The decreases in gains on sales of residential mortgages were a result of lower refinancing volumes due to an increase in interest rates, while the decrease in foreign currency processing income resulted from the sale of the Corporation's Global Exchange Group division (Global Exchange) in December of 2012. Global Exchange provided international payment solutions to meet the needs of companies, law firms and professionals.
Non-interest Expense - For the three and nine months ended September 30, 2013, non-interest expense increased $6.6 million, or 6.0%, and $11.9 million, or 3.6%, respectively, in comparison to the same periods in 2012. These increases were driven largely by regulatory compliance and risk management efforts and a core processing system conversion. The expense categories most notably impacted were salaries and employee benefits, other outside services, data processing, software expense and professional fees.
During the third quarter of 2013, the Corporation successfully completed its conversion to a new core processing system. The core processing system is used to maintain customer account records, reflect account transactions and activity, and support customer relationship management for substantially all deposit and loan customers. Total implementation costs specifically associated with this conversion were approximately $1.6 million and $3.1 million, respectively, during the three and nine months ended September 30, 2013, respectively. These implementation costs were approximately $181,000 and $520,000, respectively, during the three and nine months ended September 30, 2012, respectively. The Corporation expects an annual increase in expenses of approximately $3 million as a result of this conversion.

Regulatory Compliance and Risk Management Matters - As stated in Item 1A, Risk Factors, of the Corporation’s most recent Annual Report on Form 10-K, the time and expense associated with regulatory compliance and risk management efforts continues to increase. Thus, balancing the need to address regulatory changes and effectively manage growth in non-interest expense has become more challenging than in the past. In addition, virtually every aspect of the Corporation’s operations is subject to extensive regulation, and in recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. To keep pace with these expectations, over the past 18 to 24 months, the Corporation has invested considerable resources in initiatives designed to strengthen its risk management framework and regulatory compliance programs.
Despite these undertakings, deficiencies in components of the Corporation’s regulatory compliance program, including those related to compliance with requirements under the Flood Disaster Protection Act, the Bank Secrecy Act and anti-money laundering regulations, have been identified. Although the Corporation has made progress in continuing to build-out its risk and compliance management infrastructures to remedy these and other deficiencies, the pace at which it has progressed may not be consistent with current regulatory expectations. As a result, given the current regulatory environment, and the actions that the Federal banking agencies have taken with respect to other banking organizations, the Corporation believes that there is an increased risk that it, or one or more of its banking subsidiaries, may become subject to regulatory enforcement action. Any such enforcement action by the Corporation’s banking regulators would likely require that it accelerate its efforts to remedy these deficiencies and to undertake additional remedial actions, and could also involve the imposition of material restrictions on the Corporation’s activities or the assessment of fines or penalties against the Corporation.
Management has begun to accelerate its efforts to resolve the identified deficiencies and enhance the Corporation’s compliance and risk management functions, and this work will continue. Although management is not able to predict the outcome of these matters, costs associated with these efforts, including additional expenses for salaries and benefits, outside professional services, such as consulting and legal, and for enhancing or acquiring systems to strengthen and support the Corporation’s regulatory compliance and risk management infrastructures, could materially affect the Corporation’s results of operations in future periods. Management expects to implement a number of actions to reduce ongoing operating costs that could offset all or a portion of the increased expenses associated with strengthening the Corporation’s compliance and risk management functions.
Quarter Ended September 30, 2013 compared to the Quarter Ended September 30, 2012
Net Interest Income
FTE net interest income decreased $3.2 million, or 2.3%, to $136.9 million in the third quarter of 2013 from $140.1 million in the third quarter of 2012. This decrease was primarily due to a 29 basis point, or 7.8%, decrease in the net interest margin, to 3.45% for the third quarter of 2013 from 3.74% for the third quarter of 2012. The compression in the net interest margin resulted from the net effect of a 45 basis point, or 10.2%, decrease in yields on interest-earning assets and a 20 basis point, or 22.2%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2013 as compared to the same period in 2012. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2013			2012
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,728,162	$139,141	4.34%	$11,922,417	$143,211	4.78%
Taxable investment securities (3)	2,446,583	12,977	2.12	2,392,043	16,658	2.78
Tax-exempt investment securities (3)	284,372	3,581	5.04	286,225	3,936	5.50
Equity securities (3)	133,200	1,056	3.16	109,884	820	2.98
Total investment securities	2,864,155	17,614	2.46	2,788,152	21,414	3.07
Loans held for sale	36,450	382	4.19	61,001	578	3.79
Other interest-earning assets	140,338	38	0.11	147,818	35	0.09
Total interest-earning assets	15,769,105	157,175	3.96%	14,919,388	165,238	4.41%
Noninterest-earning assets:
Cash and due from banks	210,525			221,561
Premises and equipment	224,837			222,544
Other assets	1,007,808			1,098,748
Less: Allowance for loan losses	(220,342)			(239,931)
Total Assets	$16,991,933			$16,222,310
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,895,156	$938	0.13%	$2,608,202	$1,071	0.16%
Savings deposits	3,359,795	1,015	0.12	3,372,278	1,431	0.17
Time deposits	3,065,210	6,790	0.88	3,657,616	11,346	1.23
Total interest-bearing deposits	9,320,161	8,743	0.37	9,638,096	13,848	0.57
Short-term borrowings	1,337,742	691	0.20	588,568	220	0.15
FHLB advances and long-term debt	889,141	10,865	4.87	908,767	11,111	4.88
Total interest-bearing liabilities	11,547,044	20,299	0.70%	11,135,431	25,179	0.90%
Noninterest-bearing liabilities:
Demand deposits	3,221,648			2,837,539
Other	194,163			188,065
Total Liabilities	14,962,855			14,161,035
Shareholders’ equity	2,029,078			2,061,275
Total Liabilities and Shareholders’ Equity	$16,991,933			$16,222,310
Net interest income/net interest margin (FTE)		136,876	3.45%		140,059	3.74%
Tax equivalent adjustment		(4,343)			(4,178)
Net interest income		$132,533			$135,881

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense due to changes in average balances (volume) and changes in rates:

	2013 vs. 2012 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$9,492	$(13,562)	$(4,070)
Taxable investment securities	373	(4,054)	(3,681)
Tax-exempt investment securities	(26)	(329)	(355)
Equity securities	184	52	236
Loans held for sale	(252)	56	(196)
Other interest-earning assets	(2)	5	3
Total interest income	$9,769	$(17,832)	$(8,063)
Interest expense on:
Demand deposits	$111	$(244)	$(133)
Savings deposits	(5)	(411)	(416)
Time deposits	(1,641)	(2,915)	(4,556)
Short-term borrowings	364	107	471
FHLB advances and long-term debt	(213)	(33)	(246)
Total interest expense	$(1,384)	$(3,496)	$(4,880)
Note: Changes which are attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 45 basis point, or 10.2%, decrease in yields on average interest-earnings assets resulted in a $17.8 million decrease in FTE interest income, partially offset by a $9.8 million increase in FTE interest income as a result of an $849.7 million, or 5.7%, increase in average interest-earning assets.
Average investments increased $76.0 million, or 2.7%. The average yield on investments decreased 61 basis points, or 19.9%, to 2.46% in the third quarter of 2013 from 3.07% in the third quarter of 2012 as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were at yields that were lower than the overall portfolio yield. Net premium amortization on mortgage-backed securities and collateralized mortgage obligations for the third quarter of 2013 decreased $1.6 million, or 35.7%, in comparison to the third quarter of 2012.
Average loans, by type, are summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,961,871	$4,603,388	$358,483	7.8%
Commercial – industrial, financial and agricultural	3,706,113	3,529,733	176,380	5.0
Real estate – home equity	1,767,095	1,597,230	169,865	10.6
Real estate – residential mortgage	1,323,972	1,201,179	122,793	10.2
Real estate – construction	576,222	605,910	(29,688)	(4.9)
Consumer	299,057	304,800	(5,743)	(1.9)
Leasing and other	93,832	80,177	13,655	17.0
Total	$12,728,162	$11,922,417	$805,745	6.8%

Average loans increased $805.7 million, or 6.8%, compared to the third quarter of 2012. The growth in commercial mortgages and commercial loans was driven by a combination of loans to new customers and increased borrowings from existing customers. The $169.9 million, or 10.6%, increase in home equity loans was due to promotional efforts, while the $122.8 million, or 10.2%, increase in residential mortgages was primarily due to the Corporation electing to retain certain 15-year fixed rate residential mortgages in portfolio during the second half of 2012 instead of selling them to third-party investors. The $29.7 million, or 4.9%, decrease in construction loans was due to reductions in non-performing loans in the Maryland and Virginia markets.
The average yield on loans decreased 44 basis points, or 9.2%, to 4.34% in 2013 from 4.78% in 2012. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, increased refinancing activity, the renegotiation of certain existing loans to commercial borrowers to eliminate interest rate floors and new loan production at lower rates.
Interest expense decreased $4.9 million, or 19.4%, to $20.3 million in the third quarter of 2013 from $25.2 million in the third quarter of 2012. Interest expense decreased $3.5 million due to a 20 basis point, or 22.2%, decrease in the average cost of total interest-bearing liabilities. While total interest-bearing liabilities increased $411.6 million, or 3.7%, the change in the overall funding mix resulted in an additional $1.4 million decrease in interest expense. Decreases in higher cost time deposits and long-term debt were more than offset by increases in interest-bearing demand deposits and short-term borrowings. However, the cost of these funding sources is significantly lower, resulting in the interest expense decrease.
Average deposits, by type, are summarized in the following table:

	Three months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,221,648	$2,837,539	$384,109	13.5%
Interest-bearing demand	2,895,156	2,608,202	286,954	11.0
Savings	3,359,795	3,372,278	(12,483)	(0.4)
Total demand and savings	9,476,599	8,818,019	658,580	7.5
Time deposits	3,065,210	3,657,616	(592,406)	(16.2)
Total deposits	$12,541,809	$12,475,635	$66,174	0.5%
The $658.6 million, or 7.5%, increase in total demand and savings accounts was primarily due to a $325.7 million, or 7.9%, increase in personal account balances, a $258.9 million, or 8.7%, increase in business account balances and a $74.2 million, or 4.5%, increase in municipal account balances. The $592.4 million, or 16.2%, decrease in time deposits was due to a $679.6 million, or 19.4%, decrease in consumer time deposits, partially offset by an $87.2 million, or 58.1%, increase in jumbo time deposits.
The average cost of interest-bearing deposits decreased 20 basis points, or 35.1%, to 0.37% in 2013 from 0.57% in 2012, primarily due to a decrease in higher cost time deposits and an increase in average interest-bearing savings and demand balances. Also contributing to the decrease in the average cost of interest-bearing deposits was the repricing of time deposits to lower rates. During the third quarter of 2013, excluding early redemptions, $687.8 million of time deposits matured at a weighted average rate of 0.84%, while approximately $682.6 million of time deposits were issued at a weighted average rate of 0.44%.

The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Three months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$196,503	$210,830	$(14,327)	(6.8)%
Customer short-term promissory notes	91,573	127,479	(35,906)	(28.2)
Total short-term customer funding	288,076	338,309	(50,233)	(14.8)
Federal funds purchased	559,992	244,214	315,778	129.3
Short-term Federal Home Loan Bank (FHLB) advances (1)	489,674	6,045	483,629	N/M
Total short-term borrowings	1,337,742	588,568	749,174	127.3
Long-term debt:
FHLB advances	519,520	539,245	(19,725)	(3.7)
Other long-term debt	369,621	369,474	147	—
Total long-term debt	889,141	908,719	(19,578)	(2.2)
Total borrowings	$2,226,883	$1,497,287	$729,596	48.7%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful.
Total short-term borrowings increased $749.2 million, or 127.3%, primarily due to increases in short-term FHLB advances and Federal funds, which were used to supplement deposits in funding loan growth. The $19.6 million decrease in long-term debt was due to the repayment of FHLB advances, which were not replaced with new long-term borrowings.
The average cost of total borrowings decreased 95 basis points, or 31.5%, to 2.07% in 2013 from 3.02% in 2012, primarily due to an increase in total average borrowings, with the increase primarily in lower cost short-term FHLB advances and Federal funds purchased.

Provision for Credit Losses
The provision for credit losses was $9.5 million for the third quarter of 2013, a decrease of $13.5 million, or 58.7%, from the third quarter of 2012 due to improvements in asset quality, as shown by a reduction in non-performing loans and overall delinquency rates.
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

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Overdraft fees	$7,191	$8,552	$(1,361)	(15.9)%
Cash management fees	3,001	2,759	242	8.8
Other	3,746	4,340	(594)	(13.7)
Service charges on deposit accounts	13,938	15,651	(1,713)	(10.9)
Investment management and trust services	10,420	9,429	991	10.5
Merchant fees	3,397	3,128	269	8.6
Debit card income	2,394	2,145	249	11.6
Letter of credit fees	1,255	1,220	35	2.9
Foreign currency processing income	274	2,728	(2,454)	(90.0)
Other	2,198	1,898	300	15.8
Other service charges and fees	9,518	11,119	(1,601)	(14.4)
Gain on sales of mortgage loans	4,456	12,767	(8,311)	(65.1)
Mortgage servicing income	2,667	(2,173)	4,840	N/M
Mortgage banking income	7,123	10,594	(3,471)	(32.8)
Credit card income	2,229	2,095	134	6.4
Other	1,496	3,013	(1,517)	(50.3)
Total, excluding investment securities gains	44,724	51,901	(7,177)	(13.8)
Investment securities gains	2,633	42	2,591	N/M
Total	$47,357	$51,943	$(4,586)	(8.8)%

N/M - Not meaningful.
The $1.4 million, or 15.9%, decrease in overdraft fee income included a $696,000 decrease in fees assessed on personal accounts and a $665,000 decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid, largely due to changes in customer behavior.
The $991,000, or 10.5%, increase in investment management and trust services income was primarily due to a $548,000, or 13.7%, increase in brokerage revenue and a $443,000, or 8.2%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Mortgage banking income decreased $3.5 million, or 32.8%, from the third quarter of 2012. Gains on sales of mortgage loans decreased $8.3 million, or 65.1%, due to a $390.8 million, or 57.3%, decrease in new loan commitments and an 18.3% decrease in pricing spreads. The decrease in new loan commitments was mainly from lower refinancing volumes in 2013, which represented approximately 32% of new loan commitments during the third quarter of 2013 compared to 69% in the same period in 2012. This decrease resulted from an increase in residential mortgage loan interest rates, as evidenced by the 10-year U.S. treasury rate, which averaged 2.71% in the third quarter of 2013, as compared to 1.64% for the same period in 2012.
Mortgage servicing income increased $4.9 million from the third quarter of 2012 primarily due to a $1.7 million reversal of the valuation allowance for mortgage servicing rights (MSRs) in the third quarter of 2013 compared to a $2.1 million impairment charge recorded in the third quarter of 2012. The improvement in the fair value of MSRs resulted from a decrease in forecasted mortgage prepayments due to higher residential mortgage interest rates. Also contributing to the increase in mortgage servicing income was a $680,000 decrease in MSR amortization due to lower actual prepayments. See Note F, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details.
Foreign currency processing revenue decreased $2.5 million, or 90.0%, due to the December 2012 sale of Global Exchange. The $1.5 million, or 50.3%, decrease in other income was largely due to gains on corporate owned life insurance realized in the third quarter of 2012.

Investment securities gains of $2.6 million for the third quarter of 2013 included $2.1 million of realized gains on financial institution stocks and $595,000 of net realized gains on the sales of debt securities, partially offset by $97,000 of other-than-temporary impairment charges on pooled trust preferred debt securities. The $42,000 of investment securities gains for the third quarter of 2012 included $85,000 of realized gains on the sales of debt securities, partially offset by $43,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities.
On July 31, 2013, the U.S. District Court for the District of Columbia issued a ruling granting summary judgment to the plaintiffs in a case challenging certain provisions of the Federal Reserve Board's rule concerning electronic debit card transaction fees and network exclusivity arrangements (the Current Rule) that were adopted to implement the so-called "Durbin Amendment" of the Dodd-Frank Act. The district court held that, in adopting the Current Rule, the Federal Reserve Board violated the Durbin Amendment's provisions concerning which costs are allowed to be taken into account for purposes of setting fees that are "reasonable and proportional to the costs of the issuer" and therefore, the Current Rule's maximum permissible debit card interchange fees were too high. In addition, the district court held that the Current Rule's network non-exclusivity provisions concerning unaffiliated payment networks for debit cards also violated the Durbin Amendment. The district court vacated the Current Rule, but stayed with its ruling to provide the Federal Reserve Board with an opportunity to replace the invalid provisions. On August 21, 2013 the Federal Reserve Board filed a notice of appeal with the U.S. Court of Appeals for the District of Columbia Circuit and on September 18, 2013 the district court granted a motion to stay the district court's July 31, 2013 ruling pending the outcome of the appeal. The final outcome of this case, or any further rulemaking by the Federal Reserve Board, may result in a reduction in the Current Rule's maximum permissible debit card interchange fees, thereby potentially reducing the Corporation's debit card income in future periods.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Salaries and employee benefits	$63,344	$62,161	$1,183	1.9%
Net occupancy expense	11,519	11,161	358	3.2
Other outside services	5,048	5,600	(552)	(9.9)
Data processing	4,757	3,776	981	26.0
Equipment expense	3,646	3,816	(170)	(4.5)
Professional fees	3,329	2,728	601	22.0
Operating risk loss	3,297	1,404	1,893	134.8
Software	3,268	2,511	757	30.1
FDIC insurance expense	2,918	3,029	(111)	(3.7)
Marketing	2,251	648	1,603	247.4
Telecommunications	2,047	1,764	283	16.0
Supplies	1,504	1,188	316	26.6
Other real estate owned (OREO) and repossession expense	1,453	2,249	(796)	(35.4)
Postage	1,163	1,044	119	11.4
Intangible amortization	534	756	(222)	(29.4)
Other	6,527	6,147	380	6.2
Total	$116,605	$109,982	$6,623	6.0%
Salaries and employee benefits increased $1.2 million, or 1.9%, due to an $834,000, or 1.6%, increase in salaries and a $348,000, or 3.3%, increase in employee benefits. Increases in salaries caused by normal merit increases and an increase in staffing were partially offset by a decline in incentive compensation and bonuses. Average full-time equivalent employees were 3,640 for the three months ended September 30, 2013 as compared to 3,540 for the same period in 2012. The increase in employee benefits was primarily due to higher healthcare costs and defined benefit plan expense, partially offset by a decrease in severance expense.
Other outside services decreased $552,000, or 9.9%, primarily due to a decrease in consulting services, which were impacted by the timing of engagements. However, the Corporation anticipates continued elevated third-party consulting costs as it builds out its risk management, compliance, and technology infrastructures.

The $1.9 million increase in operating risk loss was primarily due to losses associated with previously sold residential mortgages. See Note K, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details related to repurchases of previously sold residential mortgages.
Software expense increased $757,000, or 30.1%, largely due to the core processing system conversion. Data processing increased $981,000, or 26.0%, due to both the core processing system conversion and an increase in transaction volumes. Professional fees increased $601,000, or 22.0%, due to higher legal costs associated with regulatory compliance and risk management efforts, partially offset by lower workout costs associated with problem assets.
The $1.6 million, or 247.4%, increase in marketing expense was primarily due to the timing and number of marketing promotions and, to a lesser extent, costs related to the core processing system conversion in the third quarter of 2013. OREO and repossession expense decreased $796,000, or 35.4%, due to an $827,000 decrease in collections and repossession expense, a $488,000 decrease in property maintenance costs and a $302,000 increase in net gains on sales of properties, partially offset by a $741,000 increase in valuation provisions. While the decline in these expenses can be attributed to general improvements in asset quality, this expense category is expected to be volatile. The $222,000, or 29.4%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis.
Income Taxes
Income tax expense for the third quarter of 2013 was $13.8 million, a $577,000, or 4.4%, increase from $13.3 million for the third quarter of 2012.
The Corporation’s effective tax rate was 25.7% in 2013, as compared to 24.2% in 2012. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs. The increase in the effective tax rate in comparison to the third quarter of 2012 was primarily due to non-taxable gains from investments in corporate owned life insurance realized during the third quarter of 2012 and a decrease in tax credits earned. The effect of these items was partially offset by a $260,000, net of federal tax, reduction in the valuation allowance for certain state deferred tax assets recognized through a credit to income tax expense.
Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012
Net Interest Income
FTE net interest income decreased $17.5 million, or 4.1%, to $407.2 million in the first nine months of 2013 from $424.7 million in the first nine months of 2012.
Net interest margin decreased 28 basis points, or 7.4%, to 3.51% for the first nine months of 2013 from 3.79% for the first nine months of 2012. The decrease in net interest margin was the result of a 45 basis point, or 10.0%, decrease in yields on interest-earning assets, partially offset by a 20 basis point, or 21.3%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2013 as compared to the same period in 2012. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2013			2012
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,506,393	$414,091	4.43%	$11,957,025	$434,520	4.85%
Taxable investment securities (3)	2,426,015	40,890	2.25	2,442,237	53,943	2.95
Tax-exempt investment securities (3)	285,638	11,003	5.14	288,221	12,085	5.59
Equity securities (3)	125,193	2,848	3.04	110,807	2,307	2.78
Total investment securities	2,836,846	54,741	2.57	2,841,265	68,335	3.21
Loans held for sale	42,122	1,261	3.99	52,462	1,547	3.93
Other interest-earning assets	134,460	95	0.09	126,556	133	0.14
Total interest-earning assets	15,519,821	470,188	4.05%	14,977,308	504,535	4.50%
Noninterest-earning assets:
Cash and due from banks	206,403			239,050
Premises and equipment	225,733			217,351
Other assets	1,045,796			1,105,238
Less: Allowance for loan losses	(223,220)			(255,061)
Total Assets	$16,774,533			$16,283,886
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,773,917	$2,687	0.13%	$2,519,454	$3,132	0.17%
Savings deposits	3,348,413	3,054	0.12	3,341,512	4,751	0.19
Time deposits	3,184,281	22,901	0.96	3,799,774	36,958	1.30
Total interest-bearing deposits	9,306,611	28,642	0.41	9,660,740	44,841	0.62
Short-term borrowings	1,228,882	1,900	0.20	758,899	912	0.16
FHLB advances and long-term debt	889,826	32,448	4.87	940,348	34,077	4.84
Total interest-bearing liabilities	11,425,319	62,990	0.74%	11,359,987	79,830	0.94%
Noninterest-bearing liabilities:
Demand deposits	3,103,381			2,691,949
Other	190,976			190,476
Total Liabilities	14,719,676			14,242,412
Shareholders’ equity	2,054,857			2,041,474
Total Liabilities and Shareholders’ Equity	$16,774,533			$16,283,886
Net interest income/net interest margin (FTE)		407,198	3.51%		424,705	3.79%
Tax equivalent adjustment		(12,956)			(12,599)
Net interest income		$394,242			$412,106

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first nine months of 2013 as compared to the same period in 2012 due to changes in average balances (volume) and changes in rates:

	2013 vs. 2012 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$19,207	$(39,636)	$(20,429)
Taxable investment securities	(357)	(12,696)	(13,053)
Tax-exempt investment securities	(108)	(974)	(1,082)
Equity securities	314	227	541
Loans held for sale	(310)	24	(286)
Other interest-earning assets	8	(46)	(38)
Total interest income	$18,754	$(53,101)	$(34,347)
Interest expense on:
Demand deposits	$293	$(738)	$(445)
Savings deposits	10	(1,707)	(1,697)
Time deposits	(5,397)	(8,660)	(14,057)
Short-term borrowings	725	263	988
FHLB advances and long-term debt	(1,805)	176	(1,629)
Total interest expense	$(6,174)	$(10,666)	$(16,840)
A 45 basis point, or 10.0%, decrease in average yields on interest-earning assets resulted in a $53.1 million decrease in FTE interest income, which was partially offset by an $18.8 million increase in FTE interest income resulting from a $542.5 million, or 3.6%, increase in average interest-earning assets.
Average investments decreased $4.4 million, or 0.2%. The average yield on investment securities decreased 64 basis points, or 19.9%, to 2.57% in 2013 from 3.21% in 2012, as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were at yields that were lower than the overall portfolio yield.
Average loans, by type, are summarized in the following table:

	Nine months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$4,796,557	$4,618,389	$178,168	3.9%
Commercial – industrial, financial and agricultural	3,694,612	3,548,332	146,280	4.1
Real estate – home equity	1,721,041	1,602,812	118,229	7.4
Real estate – residential mortgage	1,305,434	1,173,158	132,276	11.3
Real estate – construction	594,991	629,170	(34,179)	(5.4)
Consumer	303,127	308,215	(5,088)	(1.7)
Leasing and other	90,631	76,949	13,682	17.8
Total	$12,506,393	$11,957,025	$549,368	4.6%

The $324.4 million, or 4.0%, increase in commercial loans and commercial mortgages was from both new and existing customers. The $118.2 million, or 7.4%, increase in home equity loans was a result of certain promotions, while the $132.3 million, or 11.3%, increase in residential mortgages was due to the Corporation retaining certain 15-year fixed rate residential mortgages in portfolio in the second half of 2012
The average yield on loans decreased 42 basis points, or 8.7%, to 4.43% in 2013 from 4.85% in 2012. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, increased refinancing activity, the renegotiation of certain existing loans to commercial borrowers to eliminate interest rate floors and new loan production at lower rates.

Interest expense decreased $16.8 million, or 21.1%, to $63.0 million in the first nine months of 2013 from $79.8 million in the first nine months of 2012. Interest expense decreased $10.7 million as a result of a 20 basis point, or 21.3%, decrease in the average cost of interest-bearing liabilities. While total interest-bearing liabilities increased $65.3 million, or 0.6%, the change in the overall funding mix resulted in an additional $6.2 million decrease in interest expense. Decreases in higher cost time deposits and long-term debt were more than offset by increases in interest-bearing demand deposits and short-term borrowings. However, the cost of these funding sources is significantly lower, resulting in the interest expense decrease.
Average deposits, by type, are summarized in the following table:

	Nine months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,103,381	$2,691,949	$411,432	15.3%
Interest-bearing demand	2,773,917	2,519,454	254,463	10.1
Savings	3,348,413	3,341,512	6,901	0.2
Total demand and savings	9,225,711	8,552,915	672,796	7.9
Time deposits	3,184,281	3,799,774	(615,493)	(16.2)
Total deposits	$12,409,992	$12,352,689	$57,303	0.5%
The $672.8 million, or 7.9%, increase in total demand and savings account balances was primarily due to a $349.1 million, or 8.6%, increase in personal account balances, a $271.8 million, or 9.6%, increase in business account balances and a $55.5 million, or 3.5%, increase in municipal account balances. The $615.5 million, or 16.2%, decrease in time deposits was primarily in accounts with original maturity terms of less than three years.
The average cost of interest-bearing deposits decreased 21 basis points, or 33.9%, to 0.41% in 2013 from 0.62% in 2012, primarily due to a decrease in higher cost time deposits and an increase in interest-bearing savings and demand balances. Also contributing to the decrease in the average cost of interest-bearing deposits was the repricing of time deposits to lower rates.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Nine months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$183,432	$212,523	$(29,091)	(13.7)%
Customer short-term promissory notes	100,532	142,896	(42,364)	(29.6)
Total short-term customer funding	283,964	355,419	(71,455)	(20.1)
Federal funds purchased	681,576	390,319	291,257	74.6
Short-term FHLB advances	263,342	13,161	250,181	N/M
Total short-term borrowings	1,228,882	758,899	469,983	61.9
Long-term debt:
FHLB advances	520,278	570,391	(50,113)	(8.8)
Other long-term debt	369,548	369,957	(409)	(0.1)
Total long-term debt	889,826	940,348	(50,522)	(5.4)
Total	$2,118,708	$1,699,247	$419,461	24.7%
N/M- Not meaningful.
Total short-term borrowings increased $470.0 million, or 61.9%, primarily due to increases in Federal funds purchased and short-term FHLB advances. The $50.5 million decrease in long-term debt was due to the repayment of FHLB advances, which were not replaced with new long-term borrowings.
The average cost of total borrowings decreased 59 basis points, or 21.5%, to 2.16% in 2013 from 2.75% in 2012, primarily due to an increase in total average borrowings, with increases primarily in lower cost short-term FHLB advances and Federal funds purchased.

Provision for Credit Losses
The provision for credit losses was $38.0 million for the first nine months of 2013, a decrease of $38.5 million, or 50.3%, in comparison to the first nine months of 2012, reflecting improvements in asset quality. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Overdraft fees	$22,276	$24,612	$(2,336)	(9.5)%
Cash management fees	8,803	8,188	615	7.5
Other	11,621	13,060	(1,439)	(11.0)
Service charges on deposit accounts	42,700	45,860	(3,160)	(6.9)
Investment management and trust services	31,117	28,628	2,489	8.7
Merchant fees	10,070	9,363	707	7.6
Debit card income	6,852	6,454	398	6.2
Letter of credit fees	3,721	3,792	(71)	(1.9)
Foreign currency processing income	950	7,791	(6,841)	(87.8)
Other	5,943	5,781	162	2.8
Other service charges and fees	27,536	33,181	(5,645)	(17.0)
Gain on sales of mortgage loans	21,472	33,357	(11,885)	(35.6)
Mortgage servicing income	4,821	(1,570)	6,391	N/M
Mortgage banking income	26,293	31,787	(5,494)	(17.3)
Credit card income	6,535	6,012	523	8.7
Other	4,780	8,590	(3,810)	(44.4)
Total, excluding investment securities gains	138,961	154,058	(15,097)	(9.8)
Investment securities gains	7,971	2,831	5,140	181.6
Total	$146,932	$156,889	$(9,957)	(6.3)%
N/M- Not meaningful.
The $2.3 million, or 9.5%, decrease in overdraft fee income included a $1.3 million decrease in fees assessed on personal accounts and a $997,000 decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid, largely due to changes in customer behavior.
The $2.5 million, or 8.7%, increase in investment management and trust services income was primarily due to a $1.5 million, or 12.6%, increase in brokerage revenue and a $982,000, or 5.9%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management, and additional recurring revenue generated through the brokerage business due to growth in new accounts. Foreign currency processing income decreased $6.8 million, or 87.8%, due to the sale of Global Exchange in the fourth quarter of 2012.
Mortgage banking income decreased $5.5 million, or 17.3%. Gains on sales of mortgage loans decreased $11.9 million, or 35.6%, due to a $657.6 million, or 33.6%, decrease in new loan commitments and a 2.9% decrease in pricing spreads during 2013. The decrease in new loan commitments was largely driven by lower refinancing volumes, which represented approximately 50% of new loan commitments during the first nine months of 2013 compared to 68% during the same period in 2012. The decrease in gains on sales of mortgage loans was partially offset by a $6.4 million increase in mortgage servicing income, largely as a result of a $3.7 million reversal of the valuation allowance for MSRs in 2013 compared to a $2.1 million impairment charge recorded in the prior year, and an increase in servicing income due to growth in the portfolio.
The $3.8 million, or 44.4%, decrease in other income was largely due to $2.0 million of gains on the sales of two branches and one operations facility and gains on corporate owned life insurance policies in 2012.

Investment securities gains of $8.0 million for the first nine months of 2013 included $4.3 million of net realized gains on financial institution stocks and $3.8 million of realized gains on the sales of debt securities, partially offset by $124,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities. Investment securities gains of $2.8 million for the first nine months of 2012 included $2.6 million of gains on the sales of equity securities and $328,000 of gains on the sales of debt securities, partially offset by $100,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Salaries and employee benefits	$188,046	$182,612	$5,434	3.0%
Net occupancy expense	34,810	33,301	1,509	4.5
Other outside services	13,223	13,614	(391)	(2.9)
Data processing	13,169	11,223	1,946	17.3
Equipment expense	11,447	10,370	1,077	10.4
Professional fees	9,771	8,294	1,477	17.8
Software	9,110	6,958	2,152	30.9
FDIC insurance expense	8,766	9,052	(286)	(3.2)
Operating risk loss	6,923	6,827	96	1.4
OREO and repossession expense	6,248	8,709	(2,461)	(28.3)
Marketing	6,045	5,703	342	6.0
Telecommunications	5,586	5,143	443	8.6
Supplies	4,096	3,625	471	13.0
Postage	3,633	3,515	118	3.4
Intangible amortization	1,603	2,318	(715)	(30.8)
Other	22,195	21,474	721	3.4
Total	$344,671	$332,738	$11,933	3.6%
Salaries and employee benefits increased $5.4 million, or 3.0%, with salaries increasing $4.9 million, or 3.2%, and employee benefits increasing $582,000, or 1.9%. The increase in salaries was primarily due to normal merit increases and an increase in staffing levels, as well as overtime and temporary employee expense related to the core processing system conversion. These increases were partially offset by a decrease in incentive compensation and bonuses. Average full-time equivalent employees increased to 3,600 in the first nine months of 2013 from 3,500 for same period in 2012. The $582,000 increase in employee benefits was primarily due to increases in defined benefit plan expenses.
Net occupancy expense increased $1.5 million, or 4.5%, as a result of new branches opened in late 2012 and an increase in rent expense. Data processing increased $1.9 million, or 17.3%, primarily due to an increase in transaction volumes and an increase in expenses related to the core processing system conversion. Equipment expense increased $1.1 million, or 10.4%, due to an increase in depreciation expense on assets supporting the information technology infrastructure. Professional fees increased $1.5 million, or 17.8%, due to an increase in legal costs associated with regulatory compliance and risk management efforts, partially offset by lower workout costs associated with problem assets.
Software expense increased $2.2 million, or 30.9%, due to increased maintenance costs and costs associated with the core processing system conversion. OREO and repossession expense decreased $2.5 million, or 28.3%, due to a $2.0 million decrease in collections and repossession expense, a $1.0 million decrease in property maintenance costs and a $416,000 increase in net gains on sales of properties, partially offset by a $952,000 increase in valuation provisions.
The $715,000, or 30.8%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis. The $721,000, or 3.4%, increase in other non-interest expenses was primarily due to a $619,000 increase in state taxes.

As noted previously, the Corporation successfully completed its conversion to a new core processing system during the third quarter of 2013. Total implementation costs specifically associated with this conversion were approximately $3.1 million for the nine months ended September 30, 2013, compared to $520,000 for the same period in 2012. Implementation costs for the first nine months of 2013 included $649,000 of overtime and temporary employee salaries expense, $648,000 of outside services expense, $574,000 of marketing expense and $462,000 of supplies expense.
Income Taxes
Income tax expense for the first nine months of 2013 was $38.7 million, a $1.4 million, or 3.5%, decrease from $40.2 million in 2012.
The Corporation’s effective tax rate was 24.4% in 2013, as compared to 25.1% in 2012. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and tax credits earned from investments in partnerships that generate such credits under various federal programs. The decrease in the effective tax rate in comparison to the first nine months of 2012 was partially due to a $638,000 increase in net tax credits on such investments. In addition, a $2.1 million ($1.4 million, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets was recorded as a credit to income tax expense in 2013. This decrease resulted from an improvement in forecasts for state taxable income that will allow a larger portion of this deferred tax asset to be realized.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (decrease)
	September 30, 2013	December 31, 2012	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$262,938	$256,300	$6,638	2.6%
Interest-bearing deposits with other banks	221,064	173,257	47,807	27.6
Loans held for sale	39,273	67,899	(28,626)	(42.2)
Investment securities	2,686,649	2,794,017	(107,368)	(3.8)
Loans, net of allowance	12,570,413	11,923,068	647,345	5.4
Premises and equipment	227,299	227,723	(424)	(0.2)
Goodwill and intangible assets	533,918	535,563	(1,645)	(0.3)
Other assets	509,217	555,270	(46,053)	(8.3)
Total Assets	$17,050,771	$16,533,097	$517,674	3.1%
Liabilities and Shareholders’ Equity
Deposits	$12,721,121	$12,484,163	$236,958	1.9%
Short-term borrowings	1,198,577	868,399	330,178	38.0
Long-term debt	889,122	894,253	(5,131)	(0.6)
Other liabilities	212,987	204,626	8,361	4.1
Total Liabilities	15,021,807	14,451,441	570,366	3.9
Total Shareholders’ Equity	2,028,964	2,081,656	(52,692)	(2.5)
Total Liabilities and Shareholders’ Equity	$17,050,771	$16,533,097	$517,674	3.1%
Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS):

	September 30, 2013			December 31, 2012			Increase (decrease)
	HTM	AFS	Total	HTM	AFS	Total	$	%
	(dollars in thousands)
U.S. Government securities	$—	$2,250	$2,250	$—	$325	$325	1,925	592.3%
U.S. Government sponsored agency securities	—	835	835	—	2,397	2,397	(1,562)	(65.2)%
State and municipal securities	—	293,513	293,513	—	315,519	315,519	(22,006)	(7.0)%
Corporate debt securities	—	106,551	106,551	—	112,842	112,842	(6,291)	(5.6)%
Collateralized mortgage obligations	—	1,082,977	1,082,977	—	1,211,119	1,211,119	(128,142)	(10.6)%
Mortgage-backed securities	206	914,230	914,436	292	879,621	879,913	34,523	3.9%
Auction rate securities	—	154,510	154,510	—	149,339	149,339	5,171	3.5%
Total debt securities	206	2,554,866	2,555,072	292	2,671,162	2,671,454	(116,382)	(4.4)%
Equity securities	—	131,577	131,577	—	122,563	122,563	9,014	7.4%
Total	$206	$2,686,443	$2,686,649	$292	$2,793,725	$2,794,017	$(107,368)	(3.8)%
Total investment securities decreased $107.4 million, or 3.8%, to $2.7 billion as of September 30, 2013, as portfolio cash flows were not fully reinvested. Decreases in collateralized mortgage obligations and state and municipal holdings were partially offset by an increase in mortgage-backed securities. Portfolio cash flows that were reinvested during the first nine months of 2013 were used to purchase collateralized mortgage obligations and mortgage-backed securities with average lives of approximately four years to provide for more structured cash flows, thereby limiting price and extension risk in the current low interest rate environment.
The net unrealized loss on available for sale investment securities was $31.8 million as of September 30, 2013 compared to a net unrealized gain of $41.5 million as of December 31, 2012. The change was due to an increase in interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to decrease below amortized cost. See additional details regarding investment security price risk within Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (decrease)
	September 30, 2013	December 31, 2012	$	%
	(in thousands)
Real-estate – commercial mortgage	$5,063,373	$4,664,426	$398,947	8.6%
Commercial – industrial, financial and agricultural	3,645,270	3,612,065	33,205	0.9
Real-estate – home equity	1,773,554	1,632,390	141,164	8.6
Real-estate – residential mortgage	1,327,469	1,257,432	70,037	5.6
Real-estate – construction	577,342	584,118	(6,776)	(1.2)
Consumer	296,142	309,864	(13,722)	(4.4)
Leasing and other	97,749	86,676	11,073	12.8
Loans, net of unearned income	$12,780,899	$12,146,971	$633,928	5.2%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. The maximum total lending commitment to an individual borrower was $39.0 million as of September 30, 2013, which is below the Corporation's maximum lending limit. As of September 30, 2013, the Corporation had 56 relationships with borrowing commitments of $20.0 million or more.

Approximately $5.6 billion, or 44.1%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2013. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum non-owner occupied commercial real estate exposure to $28.0 million to any one borrower, and limits its exposure to any one development project to $15.0 million.
Geographically, the $398.9 million, or 8.6%, increase in commercial mortgages was throughout all markets, with increases in Maryland ($132.3 million, or 31.7%), Pennsylvania ($109.8 million, or 4.4%), Virginia ($62.7 million, or 17.4%), New Jersey ($67.4 million, or 5.5%) and Delaware ($26.8 million, or 16.1%).
Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	September 30, 2013			December 31, 2012
	$	Delinquency Rate (1)	% of Total	$	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$258,841	1.0%	44.8%	$226,350	3.5%	38.8%
Commercial - residential	245,057	9.0	42.5	288,552	8.2	49.4
Other	73,444	2.6	12.7	69,216	2.6	11.8
Total Real estate - construction	$577,342	4.6%	100.0%	$584,118	5.7%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans decreased $6.8 million, or 1.2%, in comparison to December 31, 2012. Geographically, the decrease in construction loans was in the Virginia ($23.1 million, or 19.2%), Maryland ($12.5 million, or 18.5%) and Pennsylvania ($2.7 million, or 0.8%) markets, partially offset by increases in the New Jersey ($18.0 million, 27.5%) and Delaware ($13.6 million, or 84.6%) markets.
The $33.2 million, or 0.9%, increase in commercial loans was in the Pennsylvania ($37.0 million, or 1.4%), New Jersey ($27.0 million, or 5.5%) and Delaware ($7.7 million, or 13.9%) markets, partially offset by decreases in the Maryland ($23.7 million, or 7.7%) and Virginia ($14.9 million, or 8.9%) markets.

The following table summarizes the industry concentrations of the Corporation's commercial loan portfolio:

	September 30, 2013	December 31, 2012
Services	18.8%	17.4%
Manufacturing	14.3	14.7
Retail	10.8	10.1
Construction	10.3	10.3
Wholesale	9.6	10.5
Health care	8.7	8.2
Real estate (1)	7.2	7.4
Agriculture	5.4	5.7
Transportation	2.5	3.0
Arts and entertainment	2.2	2.6
Financial services	1.7	2.2
Other	8.5	7.9
	100.0%	100.0%

(1)	Includes borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$140,210	$81,978
Real estate - commercial mortgage	73,324	47,637
	$213,534	$129,615
As of September 30, 2013, none of the shared national credits were past due, as compared to one past due shared national credit, or 2.7% of the total balance, as of December 31, 2012.
Home equity loans increased $141.2 million, or 8.6%, primarily a result of an increase in 15-year fixed rate loans due to certain promotions. Geographically, the increase was in the Pennsylvania ($111.7 million, or 11.8%), New Jersey ($18.8 million, or 6.8%) and Delaware ($11.0 million, 12.9%) markets.
Residential mortgages increased $70.0 million, or 5.6%, due primarily to an increase in fixed rate mortgages. During the second half of 2012, the Corporation elected to retain certain 15-year fixed rate mortgages in portfolio instead of selling them to third-party investors. A portion of these loans closed during the first quarter of 2013, driving some of the growth since December 31, 2012. Geographically, the increase in residential mortgages was in the Pennsylvania ($33.9 million, or 5.3%), Virginia ($21.6 million, or 9.6%), Maryland ($9.2 million, or 6.2%) and Delaware ($11.0 million, or 12.9%) markets.
Consumer loans decreased $13.7 million, or 4.4%, due to a decrease in direct consumer loans, partially offset by a $7.5 million, or 5.3%, increase in indirect automobile loans.
Leasing and other loans increased $11.1 million, or 12.8%, including a $14.4 million, or 19.3%, increase in leases, due primarily to growth in equipment leases.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(dollars in thousands)
Daily average balance of loans, net of unearned income	$12,728,162	$11,922,417	$12,506,393	$11,957,025

Balance of allowance for credit losses at beginning of period	$217,626	$237,316	$225,439	$258,177
Loans charged off:
Commercial – industrial, financial and agricultural	9,394	10,471	24,856	29,157
Real estate – commercial mortgage	3,724	7,463	13,050	43,053
Real estate – home equity	2,365	1,688	6,735	6,683
Real estate – residential mortgage	767	670	8,282	3,009
Real estate – construction	598	8,364	5,181	25,377
Consumer	473	685	1,456	1,790
Leasing and other	787	625	2,037	1,696
Total loans charged off	18,108	29,966	61,597	110,765
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	2,295	1,693	3,430	3,046
Real estate – commercial mortgage	185	1,317	2,754	3,286
Real estate – home equity	198	343	721	641
Real estate – residential mortgage	245	25	442	169
Real estate – construction	379	1,040	1,794	2,643
Consumer	294	202	1,206	833
Leasing and other	224	298	649	738
Total recoveries	3,820	4,918	10,996	11,356
Net loans charged off	14,288	25,048	50,601	99,409
Provision for credit losses	9,500	23,000	38,000	76,500
Balance of allowance for credit losses at end of period	$212,838	$235,268	$212,838	$235,268

Net charge-offs to average loans (annualized)	0.45%	0.84%	0.54%	1.11%
The following table presents the components of the allowance for credit losses:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Allowance for loan losses	$210,486	$223,903
Reserve for unfunded lending commitments	2,352	1,536
Allowance for credit losses	$212,838	$225,439

Allowance for credit losses to loans outstanding	1.67%	1.98%
For the three and nine months ended September 30, 2013, the Corporation's provision for credit losses decreased $13.5 million, or 58.7%, and $38.5 million, or 50.3%, respectively, in comparison to the same periods in 2012. The decreases in the provision for credit losses were due to improvement in credit quality metrics, including a reduction in non-performing loans and overall delinquency.
Net charge-offs decreased $10.8 million, or 43.0%, to $14.3 million for the third quarter of 2013, compared to $25.0 million for the third quarter of 2012. The decrease in net charge-offs was primarily due to a $7.1 million, or 97.0%, decrease in construction loan net charge-offs, a $2.6 million, or 42.4%, decrease in commercial mortgage net charge-offs and a $1.7 million, or 19.1%, decrease in commercial loan net charge-offs. Of the $14.3 million of net charge-offs recorded in the third quarter of 2013, 71.7% were for loans originated in Pennsylvania, 20.8% in New Jersey and 4.7% in Maryland.
For the first nine months of 2013, net charge-offs decreased $48.8 million, or 49.1%, including a $29.5 million, or 74.1%, decrease in commercial mortgage net charge-offs, a $19.3 million, or 85.1%, decrease in construction loan net charge-offs and a $4.7 million, or 17.9%, decrease in commercial loan net charge-offs, partially offset by a $5.0 million, or 176.1%, increase in residential mortgage net charge-offs. Of the $50.6 million of net charge-offs recorded in the first nine months of 2013, 50.6% were for loans originated in Pennsylvania, 36.6% in New Jersey, 6.7% in Maryland and 5.3% in Virginia.
The Corporation occasionally sells pools of non-accrual loans to third-party investors. When an appropriate price can be obtained, these sales can be advantageous as they reduce the cost of resolving problem credits and enable the Corporation to redeploy resources to other workout and collection efforts. During the three and nine months ended September 30, 2013, the Corporation sold $16.4 million and $41.8 million, respectively, of non-accrual commercial mortgage, commercial and construction loans to investors. During the three and nine months ended September 30, 2013, total charge-offs associated with these transactions were $6.0 million and $18.0 million, respectively. The following table presents a summary of these transactions:

	Three months ended September 30, 2013				Nine months ended September 30, 2013
	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$4,840	$11,950	$1,490	$18,280	$21,760	$23,600	$9,930	$55,290
Charge-offs prior to sale	—	(1,860)	—	(1,860)	(4,890)	(3,890)	(4,680)	(13,460)
Net recorded investment in loans sold	4,840	10,090	1,490	16,420	16,870	19,710	5,250	41,830
Proceeds from sale, net of selling expenses	3,310	6,020	1,050	10,380	10,410	10,050	3,400	23,860
Total charge-off upon sale	$(1,530)	$(4,070)	$(440)	$(6,040)	$(6,460)	$(9,660)	$(1,850)	$(17,970)

Existing allocation for credit losses on sold loans	$(320)	$(450)	$—	$(770)	$(6,620)	$(5,780)	$(1,320)	$(13,720)
The $16.4 million of loans sold during the third quarter of 2013 were primarily larger balance impaired commercial loans which were secured by commercial real estate. The estimated fair value of the collateral underlying these commercial loans exceeded their unpaid principal balance and, as a result, for a number of the loans sold, no specific loan loss allocations under the Financial Accounting Standards Board's Accounting Standards Codification Section 310-10-35 were necessary prior to the date the loans were designated for sale. The $6.0 million charge-off recorded upon this sale occurred based on the third party’s purchase offer, which was based on economic return expectations relative to the perceived lending risk of the acquired loans, and the Corporation’s view of the acceptability of that purchase price in relationship to other recent loan sale transactions and the desire to eliminate these impaired loans from the portfolio.
In June 2012, the Corporation sold $44.1 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $21.2 million during the nine months ended September 30, 2012.

The following table presents a summary of this transaction:

	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$38,450	$15,270	$6,280	$60,000
Charge-offs prior to sale	(8,600)	(3,750)	(3,540)	(15,890)
Net recorded investment in loans sold	29,850	11,520	2,740	44,110
Proceeds from sale, net of selling expenses	15,910	5,170	1,850	22,930
Total charge-off upon sale	$(13,940)	$(6,350)	$(890)	$(21,180)

Existing allocation for credit losses on sold loans	$(15,090)	$(7,510)	$(1,520)	$(24,120)

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2013	September 30, 2012	December 31, 2012
	(dollars in thousands)
Non-accrual loans	$143,012	$185,791	$184,832
Loans 90 days past due and accruing	25,271	27,035	26,221
Total non-performing loans	168,283	212,826	211,053
Other real estate owned (OREO)	18,173	29,217	26,146
Total non-performing assets	$186,456	$242,043	$237,199
Non-accrual loans to total loans	1.12%	1.56%	1.52%
Non-performing assets to total assets	1.09%	1.49%	1.43%
Allowance for credit losses to non-performing loans	126.48%	110.54%	106.82%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	September 30, 2013	September 30, 2012	December 31, 2012
	(in thousands)
Real estate – residential mortgage	$27,820	$36,946	$32,993
Real estate – commercial mortgage	22,644	32,198	34,672
Real estate – construction	9,841	10,525	10,564
Commercial – industrial, financial and agricultural	8,184	4,795	5,745
Real estate - home equity	1,667	755	1,518
Consumer	11	—	16
Total accruing TDRs	70,167	85,219	85,508
Non-accrual TDRs (1)	30,501	21,167	31,245
Total TDRs	$100,668	$106,386	$116,753
(1) Included with non-accrual loans in the preceding table.

Total TDRs modified during the first nine of 2013 and still outstanding as of September 30, 2013 totaled $28.4 million. During the first nine months of 2013, $21.4 million of TDRs that were modified within the previous 12 months had a payment default subsequent to modification.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2013:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended September 30, 2013
Balance of non-accrual loans at June 30, 2013	$54,723	$43,814	$27,144	$24,839	$13,511	$8	$—	$164,039
Additions	10,453	6,383	897	1,739	2,518	129	—	22,119
Payments	(10,846)	(7,325)	(3,210)	(2,065)	(571)	(1)	—	(24,018)
Charge-offs (1)	(8,904)	(3,705)	(598)	(767)	(1,944)	(127)	—	(16,045)
Transfers to accrual status	—	—	—	(467)	—	—	—	(467)
Transfers to OREO	(1,378)	(289)	—	(830)	(119)	—	—	(2,616)
Balance of non-accrual loans at September 30, 2013	$44,048	$38,878	$24,233	$22,449	$13,395	$9	$—	$143,012

Nine months ended September 30, 2013
Balance of non-accrual loans at January 1, 2013	$65,695	$54,960	$31,426	$21,103	$11,625	$13	$10	$184,832
Additions	39,085	27,253	13,538	16,196	9,428	152	45	105,697
Payments	(26,916)	(28,904)	(12,229)	(2,867)	(1,847)	(2)	(35)	(72,800)
Charge-offs (1)	(24,226)	(12,634)	(5,423)	(8,281)	(4,831)	(154)	(20)	(55,569)
Transfers to accrual status	(4,694)	(558)	(2,738)	(1,012)	(135)	—	—	(9,137)
Transfers to OREO	(4,896)	(1,239)	(341)	(2,690)	(845)	—	—	(10,011)
Balance of non-accrual loans at September 30, 2013	$44,048	$38,878	$24,233	$22,449	$13,395	$9	$—	$143,012
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans decreased $42.8 million, or 23.0%, in comparison to September 30, 2012 and $41.8 million, or 22.6%, in comparison to December 31, 2012. Total non-accrual additions for the three and nine months ended September 30, 2013 were $22.1 million and $105.7 million, respectively, compared to additions for the three and nine months ended September 30, 2012 of $38.7 million and $131.1 million, respectively.
The following table summarizes non-performing loans, by type, as of the indicated dates:

	September 30, 2013	September 30, 2012	December 31, 2012
	(in thousands)
Commercial – industrial, financial and agricultural	$45,184	$73,879	$66,954
Real estate – commercial mortgage	42,623	64,609	57,120
Real estate – residential mortgage	34,309	24,910	34,436
Real estate – construction	24,396	32,742	32,005
Real estate – home equity	18,691	12,644	17,204
Consumer	3,013	3,942	3,315
Leasing	67	100	19
Total non-performing loans	$168,283	$212,826	$211,053

Non-performing commercial loans decreased $28.7 million, or 38.8%, in comparison to September 30, 2012. Geographically, the decrease occurred primarily in the Pennsylvania ($19.6 million, or 39.1%) and New Jersey ($5.3 million, or 37.6%) markets.
Non-performing commercial mortgages decreased $22.0 million, or 34.0%, in comparison to September 30, 2012. Geographically, the decrease was primarily in the Maryland ($11.0 million, 90.5%), New Jersey ($6.1 million, or 23.4%) and Virginia ($3.5 million, or 51.9%) markets.
Non-performing construction loans decreased $8.3 million, or 25.5%, in comparison to September 30, 2012. Geographically, the decrease occurred primarily in the New Jersey ($5.4 million, or 53.3%), Maryland ($3.7 million, or 39.2%) and Virginia ($2.7 million, or 81.5%) markets, partially offset by an increase in the Pennsylvania ($3.5 million, or 36.5%) market.

Non-performing residential mortgages increased $9.4 million, or 37.7%, in comparison to September 30, 2012. Geographically, the increase was primarily in the New Jersey ($3.8 million, or 57.1%) and Pennsylvania ($3.0 million, or 36.5%) markets.
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2013	September 30, 2012	December 31, 2012
	(in thousands)
Commercial properties	$9,514	$16,218	$15,482
Residential properties	5,836	7,145	6,788
Undeveloped land	2,823	5,854	3,876
Total OREO	$18,173	$29,217	$26,146
The Corporation's ability to identify potential problem loans in a timely manner is important to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a description of the Corporation's risk ratings, see Note E, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on aggregate payment history, through the monitoring of delinquency levels and trends.
The following table presents commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention or Substandard or lower, by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Decrease		Total Criticized Loans
	September 30, 2013	December 31, 2012	$	%	September 30, 2013	December 31, 2012	$	%	September 30, 2013	December 31, 2012
	(dollars in thousands)
Real estate - commercial mortgage	$169,811	$157,640	$12,171	7.7%	$210,969	$251,452	$(40,483)	(16.1)%	$380,780	$409,092
Commercial - secured	103,085	137,277	(34,192)	(24.9)	153,313	194,952	(41,639)	(21.4)	256,398	332,229
Commercial -unsecured	3,988	5,421	(1,433)	(26.4)	3,816	6,000	(2,184)	(36.4)	7,804	11,421
Total Commercial - industrial, financial and agricultural	107,073	142,698	(35,625)	(25.0)	157,129	200,952	(43,823)	(21.8)	264,202	343,650
Construction - commercial residential	41,776	52,434	(10,658)	(20.3)	57,458	79,581	(22,123)	(27.8)	99,234	132,015
Construction - commercial	2,370	2,799	(429)	(15.3)	9,121	12,081	(2,960)	(24.5)	11,491	14,880
Total real estate - construction (excluding construction - other)	44,146	55,233	(11,087)	(20.1)	66,579	91,662	(25,083)	(27.4)	110,725	146,895
Total	$321,030	$355,571	$(34,541)	(9.7)%	$434,677	$544,066	$(109,389)	(20.1)%	$755,707	$899,637

% of total loans	3.5%	4.0%			4.7%	6.2%			8.2%	10.2%
As of September 30, 2013, total loans with risk ratings of Substandard or lower decreased $197.6 million, or 31.3%, in comparison to September 30, 2012 and $109.4 million, or 20.1%, in comparison to December 31, 2012. Special Mention loans decreased $25.2 million, or 7.3%, in comparison to September 30, 2012 and $34.5 million, or 9.7%, in comparison to December 31, 2012.
Overall reductions in criticized loans, while not the sole factor for measuring allowance for credit losses allocations on the above loan types, contributed to a decrease in allocations for impaired loans of $16.6 million, or 20.2%, in comparison to September 30, 2012 and $13.7 million, or 17.4%, in comparison to December 31, 2012.

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	September 30, 2013			September 30, 2012			December 31, 2012
	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total	31-89 Days	> 90 Days (1)	Total
Real estate – commercial mortgage	0.40%	0.84%	1.24%	0.46%	1.39%	1.85%	0.46%	1.22%	1.68%
Commercial – industrial, financial and agricultural	0.32%	1.24%	1.56%	0.45%	2.11%	2.56%	0.46%	1.85%	2.31%
Real estate – construction	0.40%	4.22%	4.62%	0.95%	5.48%	6.43%	0.23%	5.48%	5.71%
Real estate – residential mortgage	1.82%	2.58%	4.40%	2.66%	2.05%	4.71%	2.55%	2.74%	5.29%
Real estate – home equity	1.03%	1.05%	2.08%	0.85%	0.78%	1.63%	0.77%	1.06%	1.83%
Consumer, leasing and other	1.91%	0.79%	2.70%	1.84%	1.06%	2.90%	1.71%	0.84%	2.55%
Total	0.66%	1.31%	1.97%	0.80%	1.78%	2.58%	0.75%	1.74%	2.49%
Total dollars (in thousands)	$83,941	$168,283	$252,224	$95,417	$212,826	$308,243	$90,857	$211,053	$301,910

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $212.8 million as of September 30, 2013 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Other Assets
Other assets decreased $46.1 million, or 8.3%, in comparison to December 31, 2012. As of December 31, 2012, the Corporation had $53.2 million of receivables outstanding related to investment security sales that had not settled at the end of the year. The Corporation had no such receivables outstanding as of September 30, 2013. In addition, prepaid FDIC insurance assessments decreased $23.6 million, as the FDIC refunded $21.0 million in prepaid assessments in the second quarter of 2013. These decreases were partially offset by a $26.4 million increase in net deferred tax assets, mainly due to an increase in unrealized losses on available for sale investment securities.
Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (decrease)
	September 30, 2013	December 31, 2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,338,075	$3,009,966	$328,109	10.9%
Interest-bearing demand	2,986,549	2,755,603	230,946	8.4
Savings	3,371,923	3,335,256	36,667	1.1
Total demand and savings	9,696,547	9,100,825	595,722	6.5
Time deposits	3,024,574	3,383,338	(358,764)	(10.6)
Total deposits	$12,721,121	$12,484,163	$236,958	1.9%
Non-interest bearing demand deposits increased $328.1 million, or 10.9%, due primarily to a $295.6 million, or 13.7%, increase in business account balances, due, in part, to business maintaining higher balances to offset service fees. Non-interest bearing municipal account balances increased $50.7 million, or 77.6%, due to the seasonality of tax receipts.
Interest-bearing demand accounts increased $230.9 million, or 8.4%, due to a $190.3 million, or 19.0%, seasonal increase in municipal account balances and a $44.1 million, or 2.7%, increase in personal account balances. The $36.7 million, or 1.1%, increase in savings account balances was due to a $28.0 million, or 5.0%, seasonal increase in municipal account balances and an $11.4 million, or 0.6%, increase in personal account balances.
The $358.8 million, or 10.6%, decrease in time deposits was in accounts with balances less than $100,000 across most original maturity terms, partially offset by a $171.2 million increase in jumbo time deposits.

The following table summarizes the changes in ending borrowings, by type:

			Increase (decrease)
	September 30, 2013	December 31, 2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$209,800	$156,238	53,562	34.3%
Customer short-term promissory notes	95,503	119,691	(24,188)	(20.2)
Total short-term customer funding	305,303	275,929	29,374	10.6
Federal funds purchased	493,274	592,470	(99,196)	(16.7)
Short-term FHLB advances (1)	400,000	—	400,000	N/M
Total short-term borrowings	1,198,577	868,399	330,178	38.0
Long-term debt:
FHLB advances	519,465	524,817	(5,352)	(1.0)
Other long-term debt	369,657	369,436	221	0.1
Total long-term debt	889,122	894,253	(5,131)	(0.6)
Total borrowings	$2,087,699	$1,762,652	325,047	18.4%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful.
The $330.2 million increase in total short-term borrowings was necessary to meet the funding gap caused by the increase in loans exceeding the increase in total deposits.
Shareholders' Equity
Total shareholders’ equity decreased $52.7 million, or 2.5%, during the first nine months of 2013. The decrease was due primarily to $90.9 million of common stock repurchases, $46.5 million of dividends on common shares outstanding and a $42.5 million net increase in unrealized holding losses on available for sale investment securities, partially offset by $119.8 million of net income.
On January 3, 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to eight million shares, or approximately 4.0% of its outstanding shares, through June 30, 2013. On June 18, 2013, the Corporation announced that its board of directors had extended the timeframe for this stock repurchase program to September 30, 2013. During the three and nine months ended September 30, 2013, approximately 1.6 million and 8.0 million shares, respectively, were repurchased, completing this repurchase program.
On October 22, 2013, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through March 31, 2014.
Repurchased shares will be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in the open market at prevailing prices. The program may be discontinued at any time.
The Corporation and its subsidiary banks are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can lead to certain actions by regulators that could have a material effect on the Corporation’s consolidated financial statements. The regulations require that banks maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital to average assets (as defined). As of September 30, 2013, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2013	December 31, 2012	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk-Weighted Assets)	14.8%	15.6%	8.0%
Tier I Capital (to Risk-Weighted Assets)	12.9%	13.4%	4.0%
Tier I Capital (to Average Assets)	10.4%	11.0%	4.0%
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
When fully phased in, the U.S. Basel III Capital Rules will require the Corporation to:

•
Increase the quantity and quality of capital required in order to meet a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and an increase in the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	Continue to require the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio of 4.00% of average assets;

•
Maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•	Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses.
The U.S. Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and resulting in higher risk weights for a variety of asset categories.
As of September 30, 2013, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
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

The Corporation maintains liquidity sources in the form of demand and savings deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing interest rates.
Borrowing availability with the FHLB and Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2013, the Corporation had $919.5 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $1.6 billion under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
As of September 30, 2013, the Corporation had aggregate availability under Federal funds lines of $1.6 billion, with $493.3 million outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve

Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2013, the Corporation had $2.0 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2013 generated $224.6 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably the provision for credit losses, a net decrease in other assets and a decrease in loans held for sale. Cash used in investing activities was $665.2 million, due mainly to purchases of investment securities and a net increase in loans, partially offset by maturities and sales of investment securities. Net cash provided by financing activities was $447.3 million due to a net increase in demand and savings deposits and short-term borrowings, partially offset by cash outflows from a decrease in time deposits, acquisitions of treasury stock and dividends paid on common shares.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of September 30, 2013, equity investments consisted of $87.9 million of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock, $36.8 million of common stocks of publicly traded financial institutions, and $6.9 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $28.5 million and a fair value of $36.8 million at September 30, 2013, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $26.2 million. The fair value of this investment accounted for 71.1% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, the financial institutions stock portfolio had gross unrealized gains of $8.5 million and gross unrealized losses of $120,000 as of September 30, 2013.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
Another source of equity market price risk is the Corporation's $68.8 million investment in FHLB stock, which the Corporation is required to own in order to borrow funds from the FHLB. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each others' debt. The financial stress on the FHLB system resulting from the recent economic crisis appears to have abated, and the New York, Pittsburgh and Atlanta regional banks within the FHLB system, of which the Corporation is a member, have resumed redemptions of capital stock. The Corporation's FHLB stock and its ability to obtain FHLB funds could be adversely impacted if the financial health of the FHLB system worsens.
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
Municipal Securities
As of September 30, 2013, the Corporation had $293.5 million of securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could also have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, meaning they can be repaid by any means available to the issuing municipality. As of September 30, 2013, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 79% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Certificates
As of September 30, 2013, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $172.1 million and a fair value of $154.5 million.
ARCs are long-term securities structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of September 30, 2013, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2013, approximately $147 million, or 95%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $100 million, or 65%, AA rated. Approximately $8 million, or 5%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $6 million, or 72%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $151 million, or 98%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of September 30, 2013, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	September 30, 2013
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$54,722	$48,368
Subordinated debt	47,375	50,493
Pooled trust preferred securities	3,676	5,191
Corporate debt securities issued by financial institutions	$105,773	$104,052

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $6.4 million at September 30, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended September 30, 2013 or 2012. The Corporation held six single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $11.6 million as of September 30, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at September 30, 2013 were not rated by any ratings agency.
As of September 30, 2013, the Corporation held eight pooled trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $5.2 million that were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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

During the three and nine months ended September 30, 2013, the Corporation recorded $97,000 of other-than-temporary impairment losses for pooled trust preferred securities. Additional impairment charges for debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments held by the Corporation.
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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of September 30, 2013. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,079,479	$533,897	$384,520	$284,552	$235,307	$672,805	$3,190,560	$3,188,217
Average rate	4.28%	4.67%	4.61%	4.48%	4.68%	4.13%	4.40%

Floating rate loans (1) (2)	2,194,877	1,463,106	1,167,212	1,001,608	1,397,127	2,349,703	9,573,633	9,525,258
Average rate	4.20%	4.14%	4.14%	4.11%	3.92%	4.10%	4.11%

Fixed rate investments (3)	394,084	306,847	251,815	236,027	195,029	979,932	2,363,734	2,346,434
Average rate	2.48%	2.63%	2.65%	2.80%	2.71%	2.86%	2.73%

Floating rate investments (3)	—	59	176,994	4,938	70	49,517	231,578	208,638
Average rate	—%	1.44%	2.17%	0.94%	1.60%	2.25%	2.16%

Other interest-earning assets	260,337	—	—	—	—	—	260,337	260,337
Average rate	0.60%	—%	—%	—%	—%	—%	0.60%

Total	$3,928,777	$2,303,909	$1,980,541	$1,527,125	$1,827,533	$4,051,957	$15,619,842	$15,528,884
Average rate	3.81%	4.06%	3.86%	3.97%	3.89%	3.78%	3.87%

Fixed rate deposits (4)	$1,640,385	$520,896	$247,108	$97,281	$52,981	$30,683	$2,589,334	$2,609,854
Average rate	0.69%	1.37%	1.31%	1.43%	1.33%	1.84%	0.94%

Floating rate deposits (5)	4,831,803	695,483	449,761	365,152	312,514	138,999	6,793,712	6,789,470
Average rate	0.14%	0.11%	0.10%	0.09%	0.09%	0.12%	0.13%

Fixed rate borrowings (6)	7,473	151,319	606	551,475	497	161,256	872,626	879,470
Average rate	4.71%	4.57%	4.51%	4.49%	4.69%	6.18%	4.82%

Floating rate borrowings (7)	1,198,577	—	—	—	—	16,496	1,215,073	1,207,957
Average rate	0.20%	—%	—%	—%	—%	2.59%	0.23%

Total	$7,678,238	$1,367,698	$697,475	$1,013,908	$365,992	$347,434	$11,470,745	$11,486,751
Average rate	0.27%	1.08%	0.53%	2.61%	0.28%	3.20%	0.68%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $16.7 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $9.6 billion of floating rate loans above are $3.9 billion of loans, or 40.8% of the total, that float with the prime interest rate, $1.6 billion, or 16.8%, of loans that float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $4.1 billion, or 42.4%, of adjustable rate loans. The $4.1 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at September 30, 2013, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	30.5%
Two years	17.7
Three years	15.3
Four years	13.5
Five years	14.1
Greater than five years	9.0
The Corporation uses three complementary methods to measure and manage interest rate risk. They are static gap analysis, simulation of earnings and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of assets and liabilities into repricing periods. The sums of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations is based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of September 30, 2013, the cumulative six-month ratio of RSA/RSL was 1.08.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 45.9 million	+8.7%
+200 bp	+ $ 26.8 million	+5.1
+100 bp	+ $ 8.8 million	+1.7
–100 bp	– $ 18.3 million	–3.5

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of September 30, 2013, the Corporation was within policy limits for every 100 basis point shock.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of the business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, litigation is often unpredictable, and the actual results of litigation cannot be determined with certainty.

Item 1A. Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	—	—	—	1,579,064
August 1, 2013 to August 31, 2013	1,579,064	$12.41	1,579,064	—
September 1, 2013 to September 30, 2013	—	—	—	—

On January 3, 2013, the Corporation announced that its board of directors approved a stock repurchase plan for the repurchase of up to 8.0 million shares through June 30, 2013. On June 18, 2013, the Corporation announced that its board of directors had extended the timeframe for its current stock repurchase program to September 30, 2013. As of September 30, 2013, 8.0 million shares were repurchased, completing this repurchase program. No stock repurchases were made outside the plan and all repurchases were made in accordance with the guidelines of Rule 10b-18 and in compliance with Regulation M.

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

FULTON FINANCIAL CORPORATION

Date:	November 8, 2013	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	November 8, 2013	/s/ Charles J. Nugent
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.