Form 10-K
period 2013-12-31
FULTON FINANCIAL CORP
filed 2014-03-03
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013,
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2014 was 191,381,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 8, 2014 are incorporated by reference in Part III.

PART I

Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See "Competition" and "Supervision and Regulation"). The Corporation directly owns 100% of the common stock of six community banks and ten non-bank entities. As of December 31, 2013, the Corporation had approximately 3,620 full-time equivalent employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s internet address is www.fult.com. Electronic copies of the Corporation’s 2013 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
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
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $100 million) in the subsidiary banks’ market areas. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $39.0 million as of December 31, 2013, which is below the Corporation’s regulatory lending limit. Commercial lending options include commercial, financial, agricultural and real estate loans. Floating, adjustable and fixed rate loans are provided, with floating and adjustable rate loans generally tied to an index such as the Prime Rate or the London Interbank Offered Rate. The commercial lending policy of the Corporation's subsidiary banks encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements. In addition, equipment leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.
Investment management, trust, brokerage, insurance and investment advisory services are offered to consumer and commercial banking customers in the market areas serviced by the Corporation's subsidiary banks by the Corporation's Fulton Bank, N.A. subsidiary bank.
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

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2013:

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$9,516	$6,722	$119
Fulton Bank of New Jersey	Mt. Laurel, NJ	3,302	2,734	71
The Columbia Bank	Columbia, MD	1,960	1,531	38
Lafayette Ambassador Bank	Bethlehem, PA	1,386	1,115	23
FNB Bank, N.A.	Danville, PA	348	272	8
Swineford National Bank	Middleburg, PA	295	250	7
				266

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in "Item 2. Properties."
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of six non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, LTD, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns certain limited partnership interests in partnerships invested primarily in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) FFC Penn Square, Inc., which owns trust preferred securities issued by a subsidiary of Fulton Bank, N.A; and (vi) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.
The Corporation owns 100% of the common stock of four non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2013 (dollars in thousands):

Subsidiary	State of Incorporation	Total Assets
Fulton Capital Trust I	Pennsylvania	$154,640
Columbia Bancorp Statutory Trust	Delaware	6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

Competition
The banking and financial services industries are highly competitive. Within its geographical region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. With the growth in electronic commerce, the Corporation's subsidiary banks also face competition from financial institutions that do not have a physical presence in the Corporation’s geographical markets.
The industry is also highly competitive due to the GLB Act. Under the GLB Act, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing expansion into non-banking financial services activities that were previously restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in all of these activities, the ability to do so without separate approval from the Federal Reserve Board (FRB) enhances the ability of the Corporation – and financial holding companies in general – to compete more effectively in all areas of financial services.
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

Market Share
Deposit market share information is compiled as of June 30 of each year by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 52 counties across five states. In 15 of these counties, the Corporation ranked in the top 5 in deposit market share (based on deposits as of June 30, 2013). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (June 30, 2013)
County	State	Population (2013 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	531,000	Fulton Bank, N.A.	18	15	2	23.7%
Berks	PA	415,000	Fulton Bank, N.A.	20	13	8	3.8%
Bucks	PA	627,000	Fulton Bank, N.A.	36	20	17	1.8%
Centre	PA	156,000	Fulton Bank, N.A.	17	4	16	1.4%
Chester	PA	511,000	Fulton Bank, N.A.	35	9	11	3.0%
Columbia	PA	67,000	FNB Bank, N.A.	6	2	5	4.2%
Cumberland	PA	241,000	Fulton Bank, N.A.	18	6	15	1.5%
Dauphin	PA	271,000	Fulton Bank, N.A.	16	10	7	3.7%
Delaware	PA	563,000	Fulton Bank, N.A.	34	17	33	0.2%
Lebanon	PA	136,000	Fulton Bank, N.A.	11	6	1	31.3%
Lehigh	PA	358,000	Lafayette Ambassador Bank	22	14	10	3.6%
Lycoming	PA	118,000	FNB Bank, N.A.	11	11	14	0.8%
Montgomery	PA	813,000	Fulton Bank, N.A.	45	33	28	0.4%
Montour	PA	18,000	FNB Bank, N.A.	5	3	2	26.4%
Northampton	PA	300,000	Lafayette Ambassador Bank	17	12	3	13.7%
Northumberland	PA	94,000	Swineford National Bank	18	4	16	1.7%
			FNB Bank, N.A.			9	4.0%
Schuylkill	PA	146,000	Fulton Bank, N.A.	18	3	9	4.0%
Snyder	PA	40,000	Swineford National Bank	8	1	2	27.0%
Union	PA	45,000	Swineford National Bank	8	3	4	7.2%
York	PA	439,000	Fulton Bank, N.A.	15	14	4	10.2%
New Castle	DE	551,000	Fulton Bank, N.A.	20	25	13	0.2%
Sussex	DE	208,000	Fulton Bank, N.A.	16	6	4	7.2%
Anne Arundel	MD	559,000	The Columbia Bank	30	12	27	0.3%
Baltimore	MD	825,000	The Columbia Bank	40	20	25	0.7%
Baltimore City	MD	622,000	The Columbia Bank	34	17	16	0.3%
Cecil	MD	102,000	The Columbia Bank	7	4	4	10.4%
Frederick	MD	243,000	The Columbia Bank	18	5	17	0.6%
Howard	MD	308,000	The Columbia Bank	20	5	4	9.4%
Montgomery	MD	1,025,000	The Columbia Bank	36	24	35	0.2%
Prince George’s	MD	892,000	The Columbia Bank	19	27	22	0.8%
Washington	MD	150,000	The Columbia Bank	13	5	2	19.7%
Atlantic	NJ	276,000	Fulton Bank of New Jersey	16	8	13	1.1%
Burlington	NJ	452,000	Fulton Bank of New Jersey	22	14	19	0.7%
Camden	NJ	513,000	Fulton Bank of New Jersey	21	11	10	2.1%
Cumberland	NJ	158,000	Fulton Bank of New Jersey	12	5	11	1.8%
Gloucester	NJ	290,000	Fulton Bank of New Jersey	22	6	2	13.5%

				No. of Financial Institutions		Deposit Market Share (June 30, 2013)
County	State	Population (2013 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	126,000	Fulton Bank of New Jersey	16	7	12	2.7%
Mercer	NJ	369,000	Fulton Bank of New Jersey	28	24	22	0.8%
Middlesex	NJ	832,000	Fulton Bank of New Jersey	47	32	36	0.3%
Monmouth	NJ	628,000	Fulton Bank of New Jersey	29	13	26	0.5%
Morris	NJ	501,000	Fulton Bank of New Jersey	31	17	15	1.2%
Ocean	NJ	583,000	Fulton Bank of New Jersey	22	8	18	0.6%
Salem	NJ	65,000	Fulton Bank of New Jersey	8	4	1	26.0%
Somerset	NJ	330,000	Fulton Bank of New Jersey	31	13	9	3.1%
Warren	NJ	107,000	Fulton Bank of New Jersey	13	4	5	9.4%
Chesapeake City	VA	232,000	Fulton Bank, N.A.	14	10	11	1.6%
Fairfax	VA	1,136,000	Fulton Bank, N.A.	41	28	46	0.1%
Henrico	VA	320,000	Fulton Bank, N.A.	22	18	19	0.7%
Manassas	VA	42,000	Fulton Bank, N.A.	14	4	11	2.2%
Newport News	VA	183,000	Fulton Bank, N.A.	12	7	14	0.5%
Richmond City	VA	214,000	Fulton Bank, N.A.	17	12	15	0.3%
Virginia Beach	VA	453,000	Fulton Bank, N.A.	17	11	11	1.5%

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
Regulators – The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the FDIC. The Corporation and its subsidiaries are subject to various regulations and examinations by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks:

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank, N.A.	National	OCC
Fulton Bank of New Jersey	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/Federal Reserve Bank
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC
Fulton Financial (Parent Company)	N/A	Federal Reserve Bank

OCC - Office of the Comptroller of the Currency

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act, among others. In general, these statutes and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things.

The Corporation is subject to regulation and examination by the Federal Reserve Bank, and is required to file periodic reports and to provide additional information that the Federal Reserve Bank may require. In addition, the Federal Reserve Bank must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank for which it is not already the majority owner.
Dodd-Frank Act – The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CFPB), which has broad regulatory and enforcement powers over consumer financial products and services. Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd-Frank Act also provided that, for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws. As of December 31, 2013, none of the Corporation's subsidiary banks had total assets of more than $10 billion, however, the Corporation's largest subsidiary bank, Fulton Bank, N. A., had $9.5 billion in assets. Although not subject to CFPB examination, the Corporation's subsidiary banks remain subject to the review and supervision of other applicable regulatory authorities, and such authorities may enforce compliance with regulations issued by the CFPB. In the event that Fulton Bank, N.A.'s total assets exceed $10 billion in the future, Fulton Bank, N.A. would become subject to supervision, examination and enforcement by the CFPB.
The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of numerous regulations, some of which have not yet been issued. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effects of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act.
The Dodd-Frank Act's provisions that have received the most public attention have generally been those which apply only to larger institutions with total consolidated assets of $50 billion or more. However, the Dodd-Frank Act contains numerous other provisions that affect all bank holding companies, including the Corporation.
The following is a listing of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that apply (or will apply), most directly to the Corporation and its subsidiaries:

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

•
Debit card interchange fees – In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transactions and network exclusivity arrangements (the "Current Rule"). Recently, there has been litigation regarding certain provisions of the Current Rule, including the level of the maximum permissible debit card interchange fees. The final outcome of such litigation or any future litigation, or any further rulemaking by the FRB, may result in a reduction in the Current Rule's maximum permissible debit card interchange fees, thereby potentially reducing the Corporation's debit card income in future periods.

•	Interest on demand deposits – Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.

•
Stress testing – In October 2012, the FRB issued final rules regarding company-run stress testing. In accordance with these rules, the Corporation is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of the various scenarios on the Corporation's earnings, capital levels and capital ratios over at least a nine-quarter time horizon. The Corporation's board of directors and its senior management will be required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. As required, the Corporation will use data as of September 30, 2013 to conduct the stress test, using scenarios that were released by the FRB in November 2013. Stress test results must be reported to the Federal Reserve Bank in March 2014. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in the fall of 2014. While the Corporation believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, the results of the stress testing process may lead the Corporation to retain additional capital or alter the mix of its capital components.

Under similar rules adopted by the OCC, national banks and federal savings associations with total consolidated assets of more than $10 billion are also required to conduct annual stress tests. Although the total consolidated assets of Fulton Bank, N.A., the Corporation's largest subsidiary bank, are less than $10 billion, if Fulton Bank, N.A.’s assets exceed $10 billion in the future, it will become subject to the OCC’s stress test rules.

•
Ability-to-pay rules and qualified mortgages – As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules, most of which became effective January 10, 2014, prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

Compliance with these rules has increased the Corporation's overall regulatory compliance costs and required changes to the underwriting practices of the Corporation's subsidiaries with respect to mortgage loans. Moreover, these rules will adversely affect the volume of mortgage loans that are underwritten by the Corporation's subsidiaries and may subject the Corporation to increased potential liability related to such residential mortgage origination activities. The Corporation estimates that approximately 5% of its total residential mortgage loan originations in 2013 would not have been considered "qualified mortgages."

•
Volcker Rule – As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued final rulings (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act") but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Final Rules.

While the Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules, the Corporation will continue to evaluate whether any of its investments that fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2015. However, based on the Corporation's evaluation to date, it does not currently expect the Final Rules will have a material effect on its business, financial condition or results of operations.

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
Bank holding companies are required to comply with the FRB’s risk-based capital guidelines, which require a minimum ratio of total capital to risk-weighted assets of 8.00%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the FRB has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3.00% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.00%. Depository institutions are required to comply with similar capital guidelines issued by their primary federal regulator. Bank holding companies and depository institutions with supervisory, financial, operational, or managerial weaknesses, as well as those that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company and depository institution if warranted by its particular circumstances or risk profile. In all cases, bank holding companies and depository institutions should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.
The Basel Committee on Banking Supervision (Basel) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments. In December 2010, Basel released frameworks for strengthening international capital and liquidity regulations, referred to as Basel III.
In July 2013, the FRB approved final rules (the "U.S. Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel III framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules are effective for the Corporation beginning on January 1, 2015, and become fully phased in on January 1, 2019.
When fully phased in, the U.S. Basel III Capital Rules will require the Corporation and its bank subsidiaries to:

•	Meet a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets;

•	Continue to require the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio of 4.00% of average assets;

•
Maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses as a result of which certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of the Corporation's size.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and resulting in higher risk weights for a variety of asset categories.
The new rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the Corporation and its bank subsidiaries may be limited in their ability to pay certain cash bonuses to executive officers which may make it more difficult to retain key personnel.
As of December 31, 2013, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.
The Basel III liquidity framework also includes new liquidity requirements that, if implemented by U.S. bank regulators, may require the Corporation to maintain increased levels of liquid assets or alter its strategies for liquidity management. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific ratios. One ratio, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that sufficient high quality liquid resources are available for a one month period in case of a stress scenario. A second ratio, referred to as the Net Stable Funding Ratio (NSFR), is designed to promote resiliency over longer-term time horizons by creating additional incentives for banks to fund their activities with more stable sources of funding on an ongoing structural basis. These new liquidity standards are subject to further rulemaking, and their terms may change before implementation. In October 2013, U.S. bank regulators proposed rules implementing portions of the Basel III liquidity framework for large, internationally active banking organizations, and the FRB proposed similar, but less stringent rules , applicable to bank holding companies with consolidated assets of $50.0 billion or more. Because of the Corporation's size, neither of these proposed rules as currently drafted will apply to it. U.S. bank regulators have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to banking organizations that are not large, internationally active banking organizations, and that do not have consolidated assets of $50.0 billion or more.

Prompt Corrective Regulatory Action – The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the institution’s primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under current federal banking regulations, generally, an insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 6.00% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2013, each of the Corporation’s bank subsidiaries’ capital ratios were above the minimum levels required to be considered "well capitalized" by its primary federal regulator.
Loans and Dividends from Subsidiary Banks – There are various restrictions on the extent to which the Corporation's bank subsidiaries can make loans or extensions of credit to, or enter into certain transactions with, its affiliates, which would include the Corporation and its non-banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities). The Dodd-Frank Act expanded these restrictions, effective in July 2012, to cover securities lending, repurchase agreement and derivatives activities that the Corporation’s bank subsidiaries may have with an affiliate.
For safety and soundness reasons, banking regulations also limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of dividends. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. See Note K, "Regulatory Matters," in the Notes to Consolidated Financial Statements for additional information regarding regulatory capital and dividend and loan limitations.
Federal Deposit Insurance – Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Deposit Insurance Fund (DIF) of the FDIC, generally up to $250,000 per insured depositor.
The subsidiary banks pay deposit insurance premiums based on assessment rates established by the FDIC. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the DIF. An institution’s base assessment rate is generally subject to following adjustments: (1) a decrease for the institution’s long-term unsecured debt, including most senior and subordinated debt, (2) an increase for brokered deposits above a threshold amount and (3) an increase for unsecured debt held that is issued by another insured depository institution.
On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10 billion or more in assets and another for highly complex institutions that have $50 billion or more in assets. As of December 31, 2013, none of the Corporation’s individual subsidiary banks had assets of $10 billion or more and, therefore, did not meet the classification of large depository institutions.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The DRR is currently 2.00%. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.
The Dodd-Frank Act increased the minimum DRR to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessment rates necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020. The FDIC is expected to pursue further rulemaking regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets. To the extent that any of the Corporation’s subsidiary banks’ assets exceeds $10 billion in the future, such rulemaking could result in an increase in the deposit insurance assessments for such banks.
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
Among other requirements, the Patriot Act and the related regulations impose the following requirements with respect to financial institutions:

•	Establishment of anti-money laundering programs.

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•	Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.
Failure to comply with the Patriot Act’s requirements could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes.
Residential Lending Laws – As a residential mortgage lender, the Corporation and its bank subsidiaries are subject to multiple federal consumer protection status and regulations, including, but not limited to, the Truth-In-Lending Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Corporation and its bank subsidiaries becoming subject to formal or informal enforcement actions, civil money penalties and consumer litigation.

Community Reinvestment – Under the Community Reinvestment Act (CRA), each of the Corporation’s subsidiary banks has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2013, all of the Corporation’s subsidiary banks are rated as "satisfactory." Regulations require that the Corporation’s subsidiary banks publicly disclose certain agreements that are in fulfillment of CRA. None of the Corporation’s subsidiary banks have any such agreements in place at this time.

Standards for Safety and Soundness – Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. An institution must submit a compliance plan to its regulator if it is notified that it is not satisfying any of such safety and soundness standards. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the regulator must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If the institution fails to comply with such an order, the regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Privacy Protection – The Corporation’s bank subsidiaries are subject to regulations implementing the privacy protection provisions of the GLB Act. These regulations require each of the Corporation’s bank subsidiaries to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the bank is required to provide its customers with the ability to "opt-out" of having the bank share their nonpublic personal information with unaffiliated third parties.

The Corporation’s bank subsidiaries are subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Federal Reserve System – FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $13.3 million and $89.0 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Each of the Corporation’s bank subsidiaries is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the FRB. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

FHLB members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
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

Executive Officers
As of December 31, 2013, the executive officers of the Corporation are as follows:

Name	Age	Office Held and Term of Office
E. Philip Wenger	56
Director of the Corporation since 2009. Mr. Wenger was appointed Chairman of the Board, President and Chief Executive Officer of the Corporation in January 2013. He previously served as President and Chief Operating Officer of the Corporation from 2008 to 2012, a Director of Fulton Bank, N.A. from 2003 to 2009, Chairman of Fulton Bank, N.A. from 2006 to 2009 and has been employed by the Corporation in a number of positions since 1979.

Patrick S. Barrett	50
Senior Executive Vice President and Chief Financial Officer of the Corporation effective January 1, 2014. Mr. Barrett joined the Corporation as Senior Executive Vice President in November 2013. He held multiple roles with SunTrust Banks, Inc. in the three years prior to joining the Corporation, ending as Chief Financial Officer of SunTrust Wholesale Bank from 2011 to 2013. Mr. Barrett previously held a number of senior finance and managing director roles with JPMorgan Chase & Co. from 2003 to 2010, ending as Managing Director - Investor Relations. He spent 10 years as a Certified Public Accountant with Deloitte Touche Tohmatsu from 1993 to 2003, ending as an Audit Partner, Financial Services in 2003.

Curtis J. Myers	45
Senior Executive Vice President of the Corporation; and President and Chief Operating Officer of Fulton Bank, N.A. since July 2013. President and Chief Operating Officer of Fulton Bank, N.A. and Executive Vice President of the Corporation since August 2011. President and Chief Operating Officer of Fulton Bank, N.A. since February 2009. Mr. Myers has been employed by Fulton Bank, N.A. in a number of positions since 1990.

Craig H. Hill	58
Senior Executive Vice President of the Corporation since January 2006. Executive Vice President and Director of Human Resources from 1999 through 2005. Mr. Hill serves as the Corporation's Senior Executive Vice President of Human Resources, Corporate Communications and Administrative Services.

Meg R. Mueller	49
Senior Executive Vice President and Chief Credit Officer of the Corporation since July 2013. Executive Vice President and Chief Credit Officer since 2010. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Charles J. Nugent	65
Retired, effective December 31, 2013. Mr. Nugent served as Senior Executive Vice President and Chief Financial Officer of the Corporation since January 2001 and Executive Vice President and Chief Financial Officer of the Corporation from 1992 to 2001. Mr. Nugent has served as a director of the Federal Home Loan Bank of Pittsburgh since 2010.

Craig A. Roda	57
Senior Executive Vice President of Community Banking of the Corporation since July 2011; and Chairman and Chief Executive Officer of Fulton Bank, N.A., since February 2009. Chief Executive Officer and President of Fulton Bank, N.A. from 2006 to 2009.

Philmer H. Rohrbaugh	61
Senior Executive Vice President and Chief Risk Officer of the Corporation since November 2012. Mr. Rohrbaugh was a managing partner of KPMG, LLP's Chicago office from 2009 to 2012; Vice Chairman Industries and part of the U.S. Management Committee of KPMG from 2006 to 2009; and joined KPMG in 2002. He has more than 25 years of experience in various management positions. Mr. Rohrbaugh is a Certified Public Accountant and currently serves as a director of a public manufacturing company.

Angela M. Sargent	46
Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Executive Vice President and Chief Information Officer since 2002. Ms. Sargent has been employed by the Corporation in a number of positions since 1992.

James E. Shreiner	64
Senior Executive Vice President of the Corporation since January 2006 and Executive Vice President of the Corporation and Executive Vice President of Fulton Bank, N.A. from 2000 to 2005. Mr. Shreiner serves as Senior Executive Vice President of Operations and Credit.

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

Specifically, the business environment impacts the ability of borrowers to pay interest on, and repay principal of, outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Corporation offers. If the quality of the Corporation’s loan portfolio declines, the Corporation may have to increase its provision for credit losses, which would negatively impact its results of operations, and could result in charge-offs of a higher percentage of its loans. Unlike large, national institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect the profit potential of the Corporation.

Since emerging from a recession during the second half of 2009, the U.S. economy has generally been improving; however, the pace of economic growth has been somewhat sluggish and uneven. There can be no assurance that this improvement will continue, and certain sectors of the economy remain weak and unemployment remains elevated. Some state and local governments and many businesses are still experiencing serious financial difficulty. Loan demand shows signs of improvement; however, intense competition among lenders is contributing to downward pressure on loan yields. Confidence levels of both individuals and businesses in the economy appear to be improving, but their confidence remains fragile.

The Corporation is subject to certain risks in connection with the establishment and level of its allowance for credit losses.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. While the Corporation believes that its allowance for credit losses as of December 31, 2013 is sufficient to cover incurred losses in the loan portfolio on that date, the Corporation may be required to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. Management’s estimate of losses inherent in the loan portfolio is dependent on the proper application of its methodology for determining its allowance needs. The most critical judgments underpinning that methodology include: the ability to identify potential problem loans in a timely manner; proper collateral valuation of impaired loans evaluated for impairment; proper measurement of allowance needs for pools of loans measured for impairment; and an overall assessment of the risk profile of the loan portfolio.

The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions.

If the Corporation’s assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact of the Corporation’s earnings could be material.

In addition, as the Corporation’s loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions, which would adversely impact the Corporation’s operating results. Furthermore, bank regulators may require the Corporation to make additional provisions for credit losses or otherwise recognize further loan charge-offs or impairments following their periodic reviews of the Corporation’s loan portfolio, underwriting procedures and allowance for credit losses. Any increase in the Corporation’s allowance for credit losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on the Corporation’s financial condition and results of operations. See Item 7, "Management’s

Discussion and Analysis of Financial Condition and Results of Operations," "Financial Condition - Provision and Allowance for Credit Losses."

Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk.

Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk. National, regional and local economic conditions can impact the Corporation’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation may depress the Corporation’s earnings and consequently its financial condition because:

•	borrowers may not be able to pay interest on, and repay their principal of, outstanding loans;

•	the value of the collateral securing the Corporation’s loans to borrowers may decline; and

•	demand for loans, as well as and other products and services the Corporation offers, may decline.

Approximately $5.7 billion, or 44%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans at December 31, 2013. The Corporation did not have a concentration of credit risk with any single borrower, industry or geographical location. However, commercial mortgage and construction loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on commercial mortgage loans often depend on the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in government regulation. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Financial Condition - Loans."

Changes in interest rates may have an adverse effect on the Corporation's net income.

The Corporation is affected by fiscal and monetary policies of the federal government, including those of the FRB, which regulates the national money supply and engages in other lending and investment activities in order to manage recessionary and inflationary pressures, many of which affect interest rates charged on loans and paid on deposits.

Net interest income is the most significant component of the Corporation's net income, accounting for approximately 75% of total revenues in 2013. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, could adversely affect the Corporation's net interest income and financial condition. The Corporation cannot predict or control changes in interest rates.

Low market interest rates, which have been projected by many to continue for some time, have pressured net interest margins. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest-bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, resulting in a narrowing of the net interest margin. For example, competition sometimes requires the Corporation to lower rates charged on loans more than the decline in market rates would otherwise indicate. Competition may also require the Corporation to pay higher rates on deposits than market rates would otherwise indicate, further narrowing net interest margin. Further, due to historically low market interest rates, rates paid on deposits may reach a “natural floor” below which rates may not be able to be lowered. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Net Interest Income."

Movements in interest rates can also cause demand for some of the Corporation’s products and services to be cyclical. As a result, the Corporation may need to periodically scale certain of its businesses, including its personnel, to match increases and decreases in demand and volume. The need to change the scale of these businesses is challenging and there is often a lag between changes in the businesses and the Corporation’s reaction to these changes. For example, demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining, and to decrease during periods when interest rates were rising. During 2012, long-term interest rates in general, and those for residential mortgage loans in particular, were at or near historic lows. This low level of interest rates contributed to a significant increase in the volume of residential mortgage loans originated by the Corporation, a significant increase in gains realized on the sale of some of those loans to investors in the secondary market, and significant growth in the Corporation's residential mortgage loans held in its loan portfolio during 2012. This level of growth was not repeated in 2013 and, as a result, the Corporation’s income related to residential mortgage loans declined.

Changes in interest rates or disruption in liquidity markets may adversely affect the Corporation’s sources of funding; liquidity planning at both the bank and holding company levels has become an area of increased regulatory emphasis.

The Corporation must maintain sufficient funds to respond to the needs of its depositors and borrowers. The Corporation’s liquidity management emphasizes core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sales of loans and liquidity resources of the holding company. Lower-cost, core deposits may be adversely affected by changes in interest rates and the supplemental sources of liquidity are often more expensive and may not always be as readily available. Technology and other factors have also made it more convenient for customers to transfer low-cost deposits into higher-cost deposits or into alternative investments or deposits of other banks or non-bank providers; these funding changes can also increase the Corporation’s funding costs and/or create liquidity challenges.

While the Corporation attempts to manage its liquidity through models, assumptions and estimates used in the models do not always accurately forecast the impact of changes in customer behavior. For example, the Corporation may face limitations on its ability to fund loan growth if customers move funds out of the Corporation’s subsidiary banks’ deposit accounts in response to increases in interest rates. In the current, unusually low interest rate environment, customers are less sensitive to interest rates when making deposit decisions. However, should interest rates rise, customers may become more aware of interest rate differences and alternative opportunities, which could cause them to move funds into those other opportunities and out of deposit accounts maintained by the Corporation’s bank subsidiaries. Due to regulatory limitations on the Corporation’s ability to rely on short term funding sources, any significant movements of deposits away from traditional depository accounts which negatively impacts the Corporation’s loan-to-deposit ratio could restrict its ability to achieve growth in loans or result in the necessity to pay higher interest rates on deposit products in order to retain deposits to fund loans.

Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in the Corporation's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. See Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," "Interest Rate Risk, Asset/Liability Management and Liquidity."

Liquidity must also be managed at the holding company level. Banking regulators are paying close attention to liquidity at the holding company level, in addition to consolidated and bank liquidity levels. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks' regulatory capital levels and their net income. These factors have affected some institutions' ability to pay dividends and have required some institutions to establish borrowing facilities at the holding company level.

As discussed under Part I, Item 1, "Business," "Supervision and Regulation," proposals included within the Basel III liquidity framework include new liquidity requirements which, if implemented by U.S. bank regulators, may require the Corporation to maintain increased levels of liquid assets or alter its strategies for liquidity management.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation's results of operations.

The market value of the Corporation's securities investments, which include municipal securities, auction rate securities, corporate debt securities and equity investments, as well as the revenues the Corporation earns from its trust and investment management services business, are particularly sensitive to price fluctuations and market events. Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges:

•
Municipal Securities. As of December 31, 2013, the Corporation had $284.8 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily on the underlying credit worthiness of the issuing municipality and then, to a lesser extent, on the credit enhancement corresponding to the individual issuance. As of December 31, 2013, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. In addition, approximately 84% of these securities were school district issuances that are supported by the general obligation of the corresponding municipalities as of December 31, 2013.

•
Auction Rate Securities. As of December 31, 2013, the Corporation had $159.3 million of investments in Auction Rate Certificates (ARCs). Recent market prices for ARCs represent forced liquidations or distressed sales and do not provide an accurate basis for determining their fair value. The Corporation does not have the intent to sell the ARCs and does not believe it will more likely than not be required to sell any of the ARCs prior to a recovery of their fair value to amortized cost, which may be at maturity. However, if the Corporation chose to liquidate these securities prior to their maturity, it would likely have to do so at such "distressed" sale prices and would likely do so at a loss.

•
Corporate Debt Securities. As of December 31, 2013, the Corporation had $98.7 million of corporate debt securities issued by financial institutions. Declines in the values of these securities, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges

•
Equity Investments. The Corporation's holdings of equity investments include stocks of publicly traded financial institutions, including shares of a single financial institution which, as of December 31, 2013, had a fair value of $29.3 million. The Corporation's holdings of this financial institution constituted approximately 72% of the fair value of the Corporation's aggregate holdings of publicly traded financial institutions as of that date.

•
Investment Management and Trust Services Revenues. The Corporation's investment management and trust services revenue, which is partially based on the value of the underlying investment portfolios, can also be impacted by fluctuations in the securities markets. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets, in general, or otherwise, the Corporation's revenue could be negatively impacted. In addition, the Corporation's ability to sell its brokerage services is dependent, in part, upon consumers' level of confidence in securities markets.

See also Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

The supervision and regulation to which the Corporation is subject is increasing and can be a competitive disadvantage; the Corporation may incur fines, penalties and other negative consequences from regulatory violations, including inadvertent or unintentional violations.

Virtually every aspect of the Corporation's operations is subject to extensive regulation and, in the current economic, political and regulatory climate, the Corporation and its bank subsidiaries are subject to heightened regulatory scrutiny, especially given the Corporation's size and complexity. The Corporation has six banking subsidiaries. The Corporation and its subsidiaries are subject to regulation by a variety of federal and state banking regulatory agencies. This corporate structure presents challenges, in terms of compliance with different, and potentially inconsistent, regulatory requirements. As a result, the time, expense and internal and external resources associated with regulatory compliance continue to increase, and balancing the need to address regulatory changes and effectively manage growth in non-interest expenses has become more challenging than it has been in the past. Thus, the Corporation’s compliance obligations increase the Corporation's expense, require management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

Compliance with banking statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate certain transactions. Bank regulators are scrutinizing banks through longer and more extensive bank examinations in both the safety and soundness and compliance areas. The results of such examinations could result in a delay in receiving required regulatory approvals for potential new activities and transactional matters. In the event that the Corporation’s compliance record would be determined to be unsatisfactory, such approvals may not be able to be obtained. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation’s operations and expansion activities that could have a material adverse effect on its business and profitability.

In recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. To keep pace with these expectations, the Corporation has invested considerable resources in initiatives designed to strengthen its risk management framework and regulatory compliance programs.

Further, failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, the commencement of informal or formal regulatory enforcement actions against the Corporation or its bank subsidiaries. As an example, three of the Corporation's bank subsidiaries were recently subject to civil money penalties for certain alleged failures to comply with the Flood Disaster Protection Act. Other negative consequences also can result from such failures, including regulatory restrictions on the Corporation's activities, including restrictions on the Corporation’s ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in the

Corporation's securities and increases in the Corporation's costs of doing business. The occurrence of one or more of these events may have a material adverse effect on the Corporation's business, financial condition or results of operations.

Among other areas that the Corporation continues to focus substantial resources on to improve its compliance functions are the requirements under the Flood Disaster Protection Act, the Bank Secrecy Act, the Patriot Act and related anti-money laundering regulations. Although the Corporation has made progress in continuing to build-out its risk and compliance management infrastructures, the pace at which it has progressed may not be consistent with current regulatory expectations. As a result, the Corporation believes that there is an increasing risk that it, or one or more of its bank subsidiaries, may become subject to regulatory enforcement action in addition to the civil monetary penalties recently imposed against three of its banking subsidiaries. Any such enforcement action by the Corporation’s banking regulators would likely require that it accelerate its efforts to resolve identified deficiencies and improve its compliance functions and to undertake additional remedial actions, and could also involve the imposition of material restrictions on the Corporation’s activities or the assessment of fines or penalties against the Corporation or one or more of its bank subsidiaries.

Management has accelerated its efforts to resolve identified deficiencies and enhance the Corporation’s compliance and risk management functions, and this work will continue. Although management is not able to predict the outcome of these matters, costs associated with these efforts, including additional expenses for salaries and benefits, outside professional services, such as consulting and legal, and for enhancing or acquiring systems to strengthen and support the Corporation’s regulatory compliance and risk management infrastructures, could materially affect the Corporation’s results of operations in future periods. See also Part I, Item 1, Business, "Supervision and Regulation."

Financial reform legislation continues to have a significant impact on the Corporation's business and results of operations; however, until more implementing regulations are adopted, the extent to which the legislation will impact the Corporation is uncertain.

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

The Corporation, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act (and its possible impact on customers' behaviors) on its business and operations but, at this stage, the extent of the impact cannot be fully determined with any degree of certainty. However, the Corporation has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks; and revised FDIC deposit insurance assessments. The Durbin amendment is currently the subject of litigation that could result in a further reduction to permissible interchange income, although the outcome of that litigation is not yet final. The Corporation also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.

The Dodd-Frank Act established the CFPB. Among other things, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks during 2011. Because the CFPB is a relatively new agency, the impact on the Corporation, including its retail banking and mortgage businesses, is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect the Corporation's consumer business practices and operations, potentially resulting in increased compliance costs. Furthermore, the CFPB represents an additional source of potential enforcement or litigation against the Corporation and, as a relatively new agency with a focus on consumer protection, the CFPB may have new or different enforcement or litigation strategies than those typically utilized by other regulatory agencies. Such actions could further increase the Corporation's costs.

Pursuant to the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which became effective January 10, 2014, prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to rep ay, provide certain safe harbor protections for the origination of loans that meet the requirements for a "qualified mortgage" and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Compliance with these rules will likely increase the Corporation’s overall regulatory compliance costs and required the Corporation’s bank subsidiaries to change their underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that the Corporation’s bank subsidiaries originate and may subject those subsidiaries to increased potential liability related to their residential loan origination activities. See also Part I, Item 1, "Business," "Supervision and Regulation."

Additional growth, particularly at the Corporation's largest subsidiary, Fulton Bank, N.A., will subject it to additional regulation and increased supervision.

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Corporation's largest bank subsidiary, Fulton Bank, N.A., had $9.5 billion in assets as of December 31, 2013. Additional growth that results in Fulton Bank, N.A. having assets of $10 billion or more would subject Fulton Bank, N.A. to the following:

•	Supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws;

•	Stress testing requirements;

•
A modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the reserve ratio to 1.35% as required by the Dodd-Frank Act;

•	Heightened compliance standards under the Volcker Rule; and

•	Enhanced supervision as a larger financial institution.

See also Part I, Item 1, "Business," "Supervision and Regulation."

The Corporation is exposed to many types of operational and other risks; some of these risks are associated with third-party vendors and other financial institutions.

The Corporation is exposed to many types of operational risk, including the risk of human error or fraud by employees and outsiders, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, and computer and telecommunications systems malfunctions.

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

The Corporation relies upon certain third-party vendors to provide products and services necessary to maintain its day-to-day operations. For example, the Corporation's businesses are dependent on its ability to process a large number of increasingly complex transactions; a significant amount of this processing is provided to the Corporation by third-party vendors. Accordingly, the Corporation’s operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to the Corporation’s operations, which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Corporation interacts on a daily basis, and therefore could adversely affect the Corporation.

Any of these operational or other risks could result in the Corporation's diminished ability to operate one or more of its businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect the Corporation.

The Corporation's framework for managing risks may not be effective in mitigating risk and loss to the Corporation; for example, the Corporation’s internal control may be ineffective.

The Corporation’s risk management framework is subject to inherent limitations, and there may exist, or develop in the future, risks that the Corporation has not anticipated or identified. If the Corporation's risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected. In addition, the Corporation historically has followed a "super-community" banking strategy under which the Corporation has operated its subsidiary banks autonomously to maximize the advantage of community banking and service to its customers. This banking strategy challenges the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function. The evolving need for organization-wide risk management procedures may require further changes in the Corporation's historical multi-bank, de-centralized operating approach.

One critical component of the Corporation’s risk management framework is its system of internal controls. Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations, and financial condition. See Part II, Item 9A, "Controls and Procedures."

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Corporation's operations, net income or reputation.

The Corporation regularly collects, processes, transmits and stores significant amounts of its own confidential information, as well as confidential information regarding its customers, employees and others that is necessary to the conduct of its business. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Corporation. A failure in or breach of the Corporation's operational or information security systems, or those of the Corporation's third-party service providers, as a result of cyber attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect the Corporation’s business, result in the disclosure or misuse of confidential or proprietary information, damage the Corporation’s reputation, increase the Corporation’s costs and/or cause losses and could subject the Corporation to significant regulatory consequences. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect the Corporation's systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation.

The safeguards employed by the Corporation do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. As information security risks and cyber threats continue to evolve (and possibly increase as technological developments may further increase cyber threats), the Corporation may be required to expend additional resources to continue to enhance its information security measures and/or to investigate and remediate any information security vulnerabilities.

If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.

In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. Companies must evaluate goodwill for impairment at least annually. A more frequent evaluation could be triggered by, for example, a broad price decline in the shares of comparable publicly traded financial institutions. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have substantially greater resources to invest in technological improvements. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

Further, the costs of new technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the past pace of change and innovation, that the Corporation’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Corporation and the needs of its customers.

The competition the Corporation faces is significant and may reduce the Corporation's customer base and negatively impact the Corporation's results of operations.

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, as a result of the deregulation of the financial services industry, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Corporation is with respect to the products and services they provide and have different cost structures. Some of the Corporation's competitors have greater resources, higher lending limits, lower cost of funds and may offer other services not offered by the Corporation. The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, thereby potentially adversely affecting the Corporation's profitability. The Corporation's profitability depends upon its continued ability to successfully compete in the market areas it serves. Further, intense competition among lenders is contributing to downward pressure on loan yields. See Part I, Item 1, "Business," "Competition."

The Corporation may not be able to attract and retain skilled people.

The Corporation’s success depends, in large part, on its ability to attract and retain skilled people. Competition for the best people in most activities engaged in by the Corporation can be intense, and the Corporation may not be able to hire sufficiently skilled people or to retain them. As an example and as noted above, the Corporation is engaged in an effort to enhance its compliance and risk management functions. As many of the Corporation’s peers are engaged in similar efforts, the competition for personnel with skills in these areas can be significant and, to the extent that the Corporation is able to attract qualified personnel, the expense associated with hiring such personnel may be substantial. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Corporation's future growth may require the Corporation to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.

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

Capital planning has taken on more importance due to regulatory requirements and the Basel III capital standards.

Consistent with current regulatory guidance, the Corporation conducts an annual stress test. The Corporation's board of directors and its senior management will be required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. The Corporation will also be required to report the results of the annual stress test to the Federal Reserve and, beginning with the stress test conducted in the fall of 2014, publicly disclose a summary of the results of the stress test completed under the severely adverse scenario. The results of the stress testing process may lead the Corporation to retain additional capital or alter the mix of its capital components. In addition, the implementation of certain regulations with regard to regulatory capital could disproportionately affect the Corporation's regulatory capital position relative to that of its competitors, including those who may not be subject to the same regulatory requirement.

In 2013, the federal banking regulatory agencies implemented the U.S. Basel III Capital Rules, including: (i) new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets, (ii) increased minimum Tier 1 capital ratio (from 4.00% to 6.00% of risk-weighted assets), (iii) retention of the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets and (iv) a new "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments. As a result of the implementation of the new capital standards, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of the Corporation’s size.

The fully phased-in capital standards under the U.S. Basel III Capital Rules require banks to maintain more capital than the minimum levels required under current regulatory capital standards. The new minimum regulatory capital requirements begin to apply to the Corporation in 2015. The required minimum capital conservation buffer will be phased in incrementally starting on January 1, 2016 and will be fully phased in on January 1, 2019. The failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or its bank subsidiaries or restricting the commencement of new activities, and such failure could subject the Corporation or its bank subsidiaries to a variety of enforcement remedies, including limiting the ability of the Corporation or its bank subsidiaries to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2013, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as set forth in the U.S. Basel III Capital Rules. See Part I, Item 1, "Business," "Supervision and Regulation - Capital Requirements."

The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments.

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of the Corporation’s banking subsidiaries to pay dividends or make other payments to it. There can be no assurance that the Corporation’s banking subsidiaries will be able to pay dividends at past levels, or at all, in the future. If the Corporation does not receive sufficient cash dividends or is unable to borrow from its banking subsidiaries, then the Corporation may not have sufficient funds to pay dividends to its shareholders, repurchase its common stock or service its debt obligations. See Part I, Item 1, "Business," "Supervision and Regulation - Loans and Dividends from Subsidiary Banks."

A downgrade in the credit ratings of the Corporation or its bank subsidiaries could have a material adverse impact on the Corporation.

Fitch, Inc. and Moody's Investors Service, Inc. continuously evaluate the Corporation and its subsidiaries, and their ratings of the Corporation and its subsidiary's long-term and short-term debt are based on a number of factors, including financial strength, as well as factors not entirely within its and its subsidiaries' control, such as conditions affecting the financial services industry generally. Moreover, Fitch and Moody's have indicated that they are evaluating the impact of the Dodd-Frank Act on the rating support assumptions currently included in their methodologies. In light of these reviews and the continued focus on the financial services industry generally, the Corporation and its subsidiaries may not be able to maintain their current respective ratings. Ratings downgrades by Fitch or Moody's could have a significant and immediate impact on the Corporation's funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in the Corporation's or its subsidiaries' credit ratings could also increase the Corporation's borrowing costs and limit its access to the capital markets.

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom the Corporation transacts, could create the perception that the Corporation's financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, the Corporation could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades for other financial institutions could affect the market price of the Corporation's stock and could limit access to or increase its cost of capital.

Anti-takeover provisions could negatively impact the Corporation's shareholders.

Provisions of banking laws, Pennsylvania corporate law and of the Corporation's Amended and Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire control of the Corporation or have the effect of discouraging a third party from attempting to acquire control of the Corporation.

The Corporation's Amended and Restated Articles of Incorporation and Bylaws include certain provisions which may be considered to be "anti-takeover" in nature because they may have the effect of discouraging or making more difficult the acquisition of control over the Corporation by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. These provisions are intended to protect the Corporation's shareholders by providing a measure of assurance that the Corporation's shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of the other shareholders. However, the anti-takeover provisions set forth in the Corporation's Amended and Restated Articles of Incorporation and Bylaws, taken as a whole, may discourage a hostile tender offer, exchange offer, proxy solicitation or similar transaction relating to the Corporation's common stock. To the extent that these provisions actually discourage such a transaction, holders of the Corporation's common stock may not have an opportunity to dispose of part or all of their stock at a higher price than that prevailing in the market. In addition, some of these provisions make it more difficult to remove, and thereby may serve to entrench, the Corporation's incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.

The ability of a third party to acquire the Corporation is also limited under applicable banking regulations. The BHCA requires any "bank holding company" (as defined in that Act) to obtain the approval of the FRB prior to acquiring more than 5% of the Corporation’s outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the FRB to acquire 10% or more of the Corporation’s outstanding common stock under the Change in Bank Control Act of 1978. Any holder of 25% or more of the Corporation’s outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA. In addition, the delays associated with obtaining necessary regulatory approvals for acquisitions of interests in bank holding companies also tend to make more difficult certain acquisition structures, such as a tender offer. While these provisions do not prohibit an acquisition, they would likely act as a deterrent factor to an unsolicited takeover attempt.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2013. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	47	72	119
Fulton Bank of New Jersey	39	32	71
The Columbia Bank	9	29	38
Lafayette Ambassador Bank	5	18	23
FNB Bank, N.A.	6	2	8
Swineford National Bank	5	2	7
Total	111	155	266

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

Item 3. Legal Proceedings
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. In addition, from time to time, the Corporation is the subject of investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other industry participants. These inquiries could lead to administrative, civil or criminal proceedings, and could possibly result in fines, penalties, restitution or the need to alter the Corporation’s business practices, and cause the Corporation to incur additional costs. The Corporation’s practice is to cooperate fully with regulatory and governmental investigations.
As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, legal proceedings are often unpredictable, and the actual results of such proceedings cannot be determined with certainty.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2013, the Corporation had 192.7 million shares of $2.50 par value common stock outstanding held by approximately 42,000 holders of record. The closing price per share of the Corporation’s common stock on December 31, 2013 was $13.09. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2013 and 2012:

	Price Range		Per Share Dividend
	High	Low
2013
First Quarter	$11.91	$9.78	$0.08
Second Quarter	11.91	10.30	0.08
Third Quarter	13.08	11.23	0.08
Fourth Quarter	13.40	11.50	0.08
2012
First Quarter	$10.80	$9.18	$0.07
Second Quarter	10.68	9.32	0.07
Third Quarter	10.72	8.75	0.08
Fourth Quarter	10.49	9.22	0.08
Restrictions on the Payments of Dividends
The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see Part I, Item 1, "Business - Supervision and Regulation," Part I, Item 1A, "Risk Factors - The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments" and Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note K - Regulatory Matters" of this Report.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s Amended and Restated Equity and Cash Incentive Compensation Plan and the number of securities remaining available for future issuance under the Corporation's Amended and Restated Equity and Cash Incentive Compensation Plan, the 2011 Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2013:

Plan Category	Equity compensation plans approved by security holders	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	5,567,701	$13.25	11,803,838
Equity compensation plans not approved by security holders	—	N/A	—
Total	5,567,701	$13.25	11,803,838

(1) Consists of 11,032,143 shares that may be awarded under the Amended and Restated Equity and Cash Incentive Compensation Plan, 437,776 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 333,919 of shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2013 as the number of shares to be purchased is indeterminable until the time shares are issued.

Performance Graph
The following graph shows cumulative investment returns to shareholders based on the assumptions that (A) an investment of $100.00 was made on December 31, 2008, in each of the following: (i) Fulton Financial Corporation common stock; (ii) the stock of all companies on the NASDAQ Bank Index; (iii); the stock all companies on the Standard and Poor's 500 index (S&P 500); and (B) all dividends were reinvested in such securities over the past five years. The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

	Year Ending December 31
Index	2008	2009	2010	2011	2012	2013
Fulton Financial Corporation	$100.00	$92.28	$110.76	$107.28	$108.28	$151.41
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
NASDAQ Bank Index	$100.00	$83.70	$95.55	$85.52	$101.50	$143.84
Issuer Purchases of Equity Securities
Not applicable.

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS
Interest income	$609,689	$647,496	$693,698	$745,373	$786,467
Interest expense	82,495	103,168	133,538	186,627	265,513
Net interest income	527,194	544,328	560,160	558,746	520,954
Provision for credit losses	40,500	94,000	135,000	160,000	190,020
Investment securities gains, net	8,004	3,026	4,561	701	1,079
Non-interest income, excluding investment securities gains	179,660	207,171	182,932	181,548	172,843
Gain on sale of Global Exchange Division	—	6,215	—	—	—
Non-interest expense	461,433	449,294	416,242	408,254	415,524
Income before income taxes	212,925	217,446	196,411	172,741	89,332
Income taxes	51,085	57,601	50,838	44,409	15,408
Net income	161,840	159,845	145,573	128,332	73,924
Preferred stock dividends and discount accretion	—	—	—	(16,303)	(20,169)
Net income available to common shareholders	$161,840	$159,845	$145,573	$112,029	$53,755
PER COMMON SHARE
Net income (basic)	$0.84	$0.80	$0.73	$0.59	$0.31
Net income (diluted)	0.83	0.80	0.73	0.59	0.31
Cash dividends	0.32	0.30	0.20	0.12	0.12
RATIOS
Return on average assets	0.96%	0.98%	0.90%	0.78%	0.45%
Return on average common shareholders’ equity	7.88	7.79	7.45	6.29	3.54
Return on average tangible common shareholders’ equity (1)	10.76	10.73	10.54	9.39	5.96
Net interest margin	3.50	3.76	3.90	3.80	3.52
Efficiency ratio (1)	63.39	57.61	54.27	53.32	57.77
Dividend payout ratio	38.55	37.50	27.40	20.34	38.71
PERIOD-END BALANCES
Total assets	$16,934,634	$16,533,097	$16,375,174	$16,280,005	$16,640,095
Investment securities	2,568,434	2,721,082	2,596,347	2,763,951	3,164,910
Loans, net of unearned income	12,782,220	12,146,971	11,971,223	11,935,128	11,974,742
Deposits	12,491,186	12,484,163	12,535,015	12,396,641	12,105,449
Short-term borrowings	1,258,629	868,399	597,033	674,077	868,940
Federal Home Loan Bank (FHLB) advances and long-term debt	883,584	894,253	1,040,149	1,119,450	1,540,773
Shareholders’ equity	2,063,187	2,081,656	1,992,539	1,880,389	1,936,482
AVERAGE BALANCES
Total assets	$16,811,337	$16,257,776	$16,114,343	$16,436,457	$16,491,607
Investment securities	2,718,173	2,766,552	2,637,130	2,856,171	3,044,153
Loans, net of unearned income	12,578,524	11,968,567	11,906,447	11,960,262	11,977,105
Deposits	12,473,184	12,392,580	12,455,065	12,351,190	11,643,724
Short-term borrowings	1,196,323	690,883	495,791	587,602	1,043,279
FHLB advances and long-term debt	889,461	933,727	1,034,475	1,326,449	1,712,630
Shareholders’ equity	2,053,821	2,050,994	1,953,396	1,977,166	1,889,561

(1)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the following heading, "Supplemental Reporting of Non-GAAP Based Financial Measures."

Supplemental Reporting of Non-GAAP Based Financial Measures
This Annual Report on Form 10-K contains supplemental financial information, as detailed below, which has been derived by methods other than Generally Accepted Accounting Principles ("GAAP"). The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure as of and for the year ended December 31:

	2013	2012	2011	2010	2009
	(in thousands, except per share data and percentages)
Return on average common shareholders' equity (tangible)
Net income	$161,840	$159,845	$145,573	$112,029	$53,755
Plus: Intangible amortization, net of tax	1,584	1,970	2,767	3,406	3,736
Numerator	$163,424	$161,815	$148,340	$115,435	$57,491

Average common shareholders' equity	$2,053,821	$2,050,994	$1,953,396	$1,780,148	$1,520,093
Less: Average goodwill and intangible assets	(534,431)	(542,600)	(545,920)	(550,271)	(555,270)
Average tangible shareholders' equity (denominator)	$1,519,390	$1,508,394	$1,407,476	$1,229,877	$964,823

Return on average common shareholders' equity (tangible), annualized	10.76%	10.73%	10.54%	9.39%	5.96%

Efficiency ratio
Non-interest expense	$461,433	$449,294	$416,242	$408,254	$415,524
Less: Intangible amortization	(2,438)	(3,031)	(4,257)	(5,240)	(5,747)
Numerator	$458,995	$446,263	$411,985	$403,014	$409,777

Net interest income (fully taxable equivalent) (1)	$544,474	$561,190	$576,232	$574,257	$536,499
Plus: Total Non-interest income	187,664	216,412	187,493	182,249	173,922
Less: Investment securities gains, net	(8,004)	(3,026)	(4,561)	(701)	(1,079)
Denominator	$724,134	$774,576	$759,164	$755,805	$709,342

Efficiency ratio	63.39%	57.61%	54.27%	53.32%	57.77%

Non-performing assets to tangible common shareholders' equity and allowance for credit losses
Non-performing assets (numerator)	$169,329	$237,199	$317,331	$361,731	$305,028

Tangible common shareholders' equity	$1,530,111	$1,546,093	$1,448,330	$1,332,410	$1,013,629
Plus: Allowance for credit losses	204,917	225,439	258,177	275,498	257,553
Tangible common shareholders' equity and allowance for credit losses (denominator)	$1,735,028	$1,771,532	$1,706,507	$1,607,908	$1,271,182
Non-performing assets to tangible common shareholders' equity and allowance for credit losses	9.76%	13.39%	18.60%	22.50%	24.00%

(1) Presented on a fully taxable equivalent basis, using a 35% Federal tax rate and statutory interest expense disallowances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion) relates to Fulton Financial Corporation (the Corporation), a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements upon adoption of the U.S. Basel III Capital Rules;

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	non-interest income growth, including the impact of potential regulatory changes;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the increasing time and expense associated with regulatory compliance and risk management;

•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	operational risk, i.e. the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses, amortization of intangible assets and goodwill impairment; and

•	the effect of competition on rates of deposit and loan growth and net interest margin.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2013	2012
Net income (in thousands)	$161,840	$159,845
Diluted net income per share	$0.83	$0.80
Return on average assets	0.96%	0.98%
Return on average equity	7.88%	7.79%
Return on average tangible equity (1)	10.76%	10.73%
Net interest margin (2)	3.50%	3.76%
Efficiency ratio (1)	63.39%	57.61%

(1)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" in Item 6, "Selected Financial Data."

(2)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section of Management’s Discussion.

During 2013, the Corporation continued to focus on achieving its corporate objectives, which included the following:

•
Net Income Per Share Growth - Diluted net income per share increased $0.03, or 3.8%, in comparison to 2012 due to a decrease in weighted average diluted shares outstanding as a result of the Corporation's repurchase of 8.0 million shares in 2013 and an increase in net income. Net income increased $2.0 million, or 1.2%, in comparison to 2012. This increase was driven largely by a $53.5 million decrease in the provision for credit losses and a $6.5 million reduction in income tax expense, partially offset by a $17.1 million decrease in net interest income, a $28.7 million decrease in non-interest income, mainly in mortgage banking income, and a $12.1 million increase in non-interest expenses, most notably a $9.3 million increase in salaries and employee benefits.

•
Quality Loan Growth and Net Interest Margin Management - Average loans increased $610.0 million, or 5.1%, in comparison to 2012, with notable increases in commercial mortgages, commercial loans, home equity loans and residential mortgages. The Corporation's loan growth occurred throughout most of its markets.

During 2013, growth in average loans partially mitigated the negative impact of the decline in net interest margin, from 3.76% in 2012 to 3.50% in 2013. Net interest margin compression resulted from the decline in yields on interest-earning assets outpacing the decline in the cost of interest-bearing liabilities. Net interest margin compression slowed as the year progressed, and the Corporation anticipates that this trend will continue in 2014.

•
Asset Quality Improvement - Overall asset quality improved in 2013, with decreases in non-performing loans, net charge- offs and overall delinquency levels resulting in a 56.9% decrease in the provision for credit losses.

•
Core Deposit Growth - Average demand and savings deposit accounts increased $669.0 million, or 7.7%, in comparison to 2012. As a result, the Corporation was able to fund its loan growth with lower cost core deposits as opposed to higher cost time deposits, while also executing its customer relationship banking strategy.

•
Return on Average Assets and Return on Average Equity Improvement - Return on average assets improves when net income increases at a higher rate than average assets. In 2013, return on average assets decreased two basis points in comparison to 2012, due to a 3.4% increase in average assets, which exceeded the 1.2% increase in net income. As noted above, average asset growth was largely attributable to the 5.1% increase in average loans. The increases in average balances are expected to have a positive impact on future earnings.

In 2013, return on average equity increased nine basis points, or 1.2%, in comparison to 2012. This increase resulted from the growth in net income exceeding a 0.1% increase in average shareholders’ equity. During 2013, capital was deployed for organic growth, and 8.0 million shares were repurchased for a total cost of $90.9 million. As of December 31, 2013, the Corporation had a share repurchase program in place, pursuant to which an additional 4.0 million shares, or approximately 2.1% of outstanding shares, could be repurchased. During the first quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase plan at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.

•
Enhance Compliance and Risk Management Infrastructure - The time and expense associated with regulatory compliance and risk management efforts continues to increase. Virtually every aspect of the Corporation’s operations is subject to extensive regulation and, in recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators has significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. To keep pace with these expectations, over the past two years, the Corporation has invested considerable resources in initiatives designed to strengthen its risk management framework and regulatory compliance programs.

Among the areas that the Corporation continues to focus substantial resources on to improve its compliance functions are the requirements under the Flood Disaster Protection Act, the Bank Secrecy Act, the Patriot Act and related anti-money laundering regulations. Although the Corporation has made progress in continuing to build-out its risk and compliance management infrastructures, the pace at which it has progressed may not be consistent with current regulatory expectations. As a result, the Corporation believes that there is an increasing risk that it, or one or more of its bank subsidiaries, may become subject to regulatory enforcement action in addition to the civil monetary penalties recently imposed against three of its banking subsidiaries. Any such enforcement action by the Corporation’s banking regulators would likely require that it accelerate its efforts to resolve identified deficiencies and improve its compliance functions and to undertake additional remedial actions, and could also involve the imposition of material restrictions on the Corporation’s activities or the assessment of fines or penalties against the Corporation or one or more of its bank subsidiaries.
Management has accelerated its efforts to resolve identified deficiencies and enhance the Corporation’s compliance and risk management functions, and this work will continue. Although management is not able to predict the outcome of these matters, costs associated with these efforts, including additional expenses for salaries and benefits, outside professional services, such as consulting and legal, and for enhancing or acquiring systems to strengthen and support the Corporation’s regulatory compliance and risk management infrastructures, could materially affect results of operations in future periods.

•
Expense Management - Non-interest expenses increased $12.1 million, or 2.7%, in comparison to 2012, driven largely by regulatory compliance and risk management efforts, as discussed above, and a core processing system conversion. The expense categories with the most notable increases were salaries and employee benefits, other outside services, data processing, software expense and professional fees. These increases were somewhat mitigated by a $3.8 million decrease in other real estate owned (OREO) and repossession expenses, reflecting the improvement in asset quality.

During 2013, the Corporation successfully completed its conversion to a new core processing system. The core processing system is used to maintain customer account records, reflect account transactions and activity, and support customer relationship management for substantially all deposit and loan customers. Total implementation costs specifically associated with this conversion were approximately $3.5 million and $975,000, respectively, during 2013 and 2012. The Corporation expects that data processing and software expenses will increase as a result of the conversion and continued investments in its information technology infrastructure.
To mitigate the increases in expenses associated with investments in technology and the build out of its risk management and compliance infrastructure, the Corporation has implemented a series of initiatives intended to reduce non-interest expenses by approximately $8 million annually.
These initiatives include the consolidation of 13 branches in early 2014, which will result in the transfer of deposits, employees and other branch resources to existing branch locations. Approximately $2 million of expenses, consisting of lease termination costs and the write-off of leasehold improvements, will be incurred in 2014 to complete the branch consolidation. Ongoing estimated annual expense reductions associated with the branch consolidations will be approximately $3 million.

Other initiatives include the streamlining of subsidiary bank management structures and certain changes to employee benefits plans. These initiatives will result in one-time gains, net of charges, of $2.7 million in 2014. Ongoing estimated annual expense reductions associated with these initiatives will be approximately $5 million in 2014.

CRITICAL ACCOUNTING POLICIES
The following is a summary of those accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain. See additional information regarding these critical accounting policies in Note A, "Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements.
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
The Corporation’s allowance for loan losses includes: 1) specific allowances allocated to impaired loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification (FASB ASC) Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20.
Management's estimate of incurred losses in the loan portfolio is based on a methodology that includes the following critical judgments:

•
The ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan.

The Corporation does not assign internal risk ratings for residential mortgages, home equity loans, residential mortgages, consumer loans, lease receivables, and construction loans to individuals secured by residential real estate, as these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk through the monitoring of delinquency status.

•
Proper collateral valuation of impaired loans evaluated for impairment under FASB ASC Section 310-10-35. Substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than $1.0 million are measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.

For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by certified third-party appraisers, discounted to arrive at expected sale prices, net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated third-party appraisals for impaired loans secured predominately by real estate every 12 months.
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

•
Proper measurement of allowance needs for pools of loans measured for impairment under FASB ASC Subtopic 450-20. For loan loss allocation purposes, loans are segmented into pools with similar characteristics. These pools are established by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, Net of Unearned Income," within Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.
Commercial loans, commercial mortgages and construction loans to commercial borrowers are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.
A loss rate is calculated for each pool through a regression analysis based on historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss given default. The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

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
If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, an interim impairment test is required. Such events may include adverse changes in legal factors or in the business climate, unanticipated competition, the loss of key employees, or similar events.
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

The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits relate to positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position or through settlements of positions with the tax authorities.
See also Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.
Fair Value Measurements – FASB ASC Topic 820 establishes a fair value hierarchy for the inputs to valuation techniques used to measure assets and liabilities at fair value based on the following three categories (from highest to lowest priority):

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
The Corporation engages third-party valuation experts to assist in valuing interest rate swap derivatives and most available-for-sale investment securities, both measured at fair value on a recurring basis, and mortgage servicing rights, which are measured at fair value on a non-recurring basis. The pricing data and market quotes the Corporation obtains from outside sources are reviewed internally for reasonableness.
See Note R, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for the disclosures required by FASB ASC Topic 820.
New Accounting Standards
In July 2013, the FASB issued Accounting Standards Update 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASC Update 2013-11 generally require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss. ASU Update 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. For the Corporation, this standards update is effective with its March 31, 2014 quarterly report on Form 10-Q. The adoption of ASC Update 2013-11 is not expected to have a material impact on the Corporation's consolidated financial statements.
In December 2013, the FASB issued Accounting Standards Update 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary." ASC Update 2013-12 amends the Master Glossary of the FASB ASC to include one definition of public business entity and identifies the types of business entities that are excluded from the scope of the FASB's private company decision-making framework. ASC Update 2013-12 does not have an effective date, but the term "public business entity" will be used in all future ASC updates. The Corporation meets the definition of a public business entity, and the adoption of ASC Update 2013-12 did not have a significant impact on the Corporation's consolidated financial statements.
In January 2014, the FASB issued Accounting Standards Update 2014-01, "Accounting for Investments in Qualified Affordable
Housing Projects." ASC Update 2014-01provides guidance on accounting for investments made by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. ASC Update 2014-01 is effective for public business entities' interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-01 is not expected to have a material impact on the Corporation's consolidated financial statements.

In January 2014, the FASB issued Accounting Standards Update 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASC Update 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASC Update 2014-04 is effective for public business entities' interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-04 is not expected to have a material impact on the Corporation's consolidated financial statements.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
The following table provides a comparative average balance sheet and net interest income analysis for 2013 compared to 2012 and 2011. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2013			2012			2011
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$12,578,524	$552,427	4.39%	$11,968,567	$575,534	4.81%	$11,906,447	$605,672	5.09%
Taxable investment securities (3)	2,391,650	54,321	2.27	2,401,343	67,349	2.80	2,223,376	80,184	3.61
Tax-exempt investment securities (3)	285,174	14,577	5.11	287,763	15,942	5.54	330,087	18,520	5.61
Equity securities (3)	38,722	1,829	4.72	35,151	1,639	4.66	37,011	1,593	4.31
Total investment securities	2,715,546	70,727	2.60	2,724,257	84,930	3.12	2,590,474	100,297	3.87
Loans held for sale	36,561	1,551	4.24	54,351	2,064	3.80	43,470	1,958	4.50
Other interest-earning assets	229,444	2,264	0.99	207,415	1,830	0.88	249,672	1,843	0.74
Total interest-earning assets	15,560,075	626,969	4.03	14,954,590	664,358	4.45	14,790,063	709,770	4.80
Noninterest-earning assets:
Cash and due from banks	207,931			234,494			274,138
Premises and equipment	226,041			219,236			207,081
Other assets (3)	1,037,338			1,099,616			1,119,339
Less: Allowance for loan losses	(220,048)			(250,160)			(276,278)
Total Assets	$16,811,337			$16,257,776			$16,114,343
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,822,583	$3,656	0.13%	$2,560,831	$4,187	0.16%	$2,391,043	$5,312	0.22%
Savings deposits	3,363,943	4,096	0.12	3,356,070	6,002	0.18	3,365,445	11,536	0.34
Time deposits	3,129,162	29,018	0.93	3,717,556	46,706	1.26	4,297,105	66,235	1.54
Total interest-bearing deposits	9,315,688	36,770	0.39	9,634,457	56,895	0.59	10,053,593	83,083	0.83
Short-term borrowings	1,196,323	2,420	0.20	690,883	1,068	0.15	495,791	746	0.15
Long-term debt	889,461	43,305	4.87	933,727	45,205	4.84	1,034,475	49,709	4.81
Total interest-bearing liabilities	11,401,472	82,495	0.72	11,259,067	103,168	0.92	11,583,859	133,538	1.15
Noninterest-bearing liabilities:
Demand deposits	3,157,496			2,758,123			2,401,472
Other	198,548			189,592			175,616
Total Liabilities	14,757,516			14,206,782			14,160,947
Shareholders’ equity	2,053,821			2,050,994			1,953,396
Total Liabilities and Shareholders' Equity	$16,811,337			$16,257,776			$16,114,343
Net interest income/net interest margin (FTE)		544,474	3.50%		561,190	3.76%		576,232	3.90%
Tax equivalent adjustment		(17,280)			(16,862)			(16,072)
Net interest income		$527,194			$544,328			$560,160

(1)Includes dividends earned on equity securities.
(2)Includes non-performing loans.
(3)Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2013 vs. 2012 Increase (decrease) due to change in			2012 vs. 2011 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$19,078	$(42,185)	$(23,107)	$3,178	$(33,316)	$(30,138)
Taxable investment securities	(270)	(12,758)	(13,028)	6,067	(18,902)	(12,835)
Tax-exempt investment securities	(142)	(1,223)	(1,365)	(2,349)	(229)	(2,578)
Equity securities	168	22	190	(82)	128	46
Loans held for sale	(644)	131	(513)	441	(335)	106
Other interest-earning assets	205	229	434	(339)	326	(13)
Total interest income	$18,395	$(55,784)	$(37,389)	$6,916	$(52,328)	$(45,412)
Interest expense on:
Demand deposits	$254	$(785)	$(531)	$356	$(1,481)	$(1,125)
Savings deposits	7	(1,913)	(1,906)	(32)	(5,502)	(5,534)
Time deposits	(6,663)	(11,025)	(17,688)	(8,255)	(11,274)	(19,529)
Short-term borrowings	951	401	1,352	299	23	322
Long-term debt	(2,039)	139	(1,900)	(4,829)	325	(4,504)
Total interest expense	$(7,490)	$(13,183)	$(20,673)	$(12,461)	$(17,909)	$(30,370)

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2013 to 2012
FTE net interest income decreased $16.7 million, or 3.0%, to $544.5 million in 2013. Net interest margin decreased 26 basis points, or 6.9%, to 3.50% in 2013 from 3.76% in 2012.
FTE interest income decreased $37.4 million, or 5.6%. A 42 basis point, or 9.4%, decrease in yields on interest-earning assets resulted in a $55.8 million decrease in interest income, partially offset by an $18.4 million increase in FTE interest income as a result of a $605.5 million, or 4.0%, increase in average interest-earning assets.
Average investment securities decreased $8.7 million, or 0.3%, in comparison to 2012. The average yield on investment securities decreased 52 basis points, or 16.7%, to 2.60% in 2013 from 3.12% in 2012, as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were made at yields that were lower than the overall portfolio yield. The decrease in the investment portfolio yield was partially mitigated by a $2.1 million decrease in net amortization of investment securities premiums, which had a 7 basis point positive impact on the overall change in the portfolio yield.
Average loans and average FTE yields, by type, are summarized in the following table:

	2013		2012		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$4,864,460	4.65%	$4,619,587	5.14%	$244,873	5.3%
Commercial - industrial, financial and agricultural	3,680,772	4.11	3,551,056	4.48	129,716	3.7
Real estate - home equity	1,734,622	4.22	1,605,088	4.46	129,534	8.1
Real estate - residential mortgage	1,312,127	4.13	1,185,928	4.58	126,199	10.6
Real estate - construction	591,540	4.11	620,166	4.20	(28,626)	(4.6)
Consumer	299,127	4.87	307,746	5.53	(8,619)	(2.8)
Leasing and other	95,876	8.70	78,996	12.41	16,880	21.4
Total	$12,578,524	4.39%	$11,968,567	4.81%	$609,957	5.1%

The $374.6 million, or 4.6%, increase in commercial loans and commercial mortgages was attributable to both new and existing customers. The $129.5 million, or 8.1%, increase in home equity loans was a result of certain promotions, while the $126.2 million, or 10.6%, increase in residential mortgages was due to the Corporation retaining certain 15-year fixed rate residential mortgages in portfolio in the second half of 2012.
The average yield on loans during 2013 of 4.39% represented a 42 basis point, or 8.7%, decrease in comparison to 2012. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, increased refinancing activity, the renegotiation of certain existing loans to commercial borrowers to eliminate interest rate floors and new loan production at rates lower than the overall portfolio yield.
Interest expense decreased $20.7 million, or 20.0%, to $82.5 million in 2013 from $103.2 million in 2012. Interest expense decreased $13.2 million due to a 20 basis point, or 21.7%, decrease in the average cost of total interest-bearing liabilities. While total interest-bearing liabilities increased $142.4 million, or 1.3%, the change in the overall funding mix resulted in an additional $7.5 million decrease in interest expense. Decreases in higher cost time deposits and long-term debt were more than offset by increases in interest-bearing demand deposits and short-term borrowings. However, the cost of these funding sources was significantly lower, resulting in the interest expense decrease.
Average deposits and interest rates, by type, are summarized in the following table:

	2013		2012		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,157,496	—%	$2,758,123	—%	$399,373	14.5%
Interest-bearing demand	2,822,583	0.13	2,560,831	0.16	261,752	10.2
Savings	3,363,943	0.12	3,356,070	0.18	7,873	0.2
Total demand and savings	9,344,022	0.08	8,675,024	0.12	668,998	7.7
Time deposits	3,129,162	0.93	3,717,556	1.26	(588,394)	(15.8)
Total deposits	$12,473,184	0.29%	$12,392,580	0.46%	$80,604	0.7%
The $669.0 million, or 7.7%, increase in average total demand and savings account balances was primarily due to a $340.6 million, or 8.3%, increase in personal account balances, a $270.4 million, or 9.4%, increase in business account balances and a $61.6 million, or 3.8%, increase in municipal account balances. The $588.4 million, or 15.8%, decrease in time deposits occurred in accounts with balances less than $100,000 across most original maturity terms.
The average cost of interest-bearing deposits decreased 20 basis points, or 33.9%, to 0.39% in 2013 from 0.59% in 2012 primarily due a decrease in higher cost time deposits and an increase in lower cost interest-bearing savings and demand balances. Also contributing to the decrease in the average cost of interest-bearing deposits was the repricing of time deposits to lower rates.

Average borrowings and interest rates, by type, are summarized in the following table:

	2013		2012		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$186,851	0.11%	$206,842	0.12%	$(19,991)	(9.7)%
Customer short-term promissory notes	98,882	0.05	138,632	0.06	(39,750)	(28.7)
Total short-term customer funding	285,733	0.09	345,474	0.10	(59,741)	(17.3)
Federal funds purchased	612,508	0.23	335,573	0.21	276,935	82.5
Short-term FHLB advances (1)	298,082	0.24	9,836	0.29	288,246	29.3
Total short-term borrowings	1,196,323	0.20	690,883	0.15	505,440	73.2
Long-term debt:
FHLB Advances	519,876	4.14	563,905	4.14	(44,029)	(7.8)
Other long-term debt	369,585	5.90	369,822	5.91	(237)	(0.1)
Total long-term debt	889,461	4.87	933,727	4.84	(44,266)	(4.7)
Total	$2,085,784	2.19%	$1,624,610	2.85%	$461,174	28.4%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $505.4 million, or 73.2%, primarily due to increases in short-term FHLB advances and Federal funds purchased. The $44.3 million decrease in long-term debt was due to the repayment of FHLB advances, which were not replaced with new long-term borrowings. The overall increase in borrowings of $461.2 million, or 28.4%, was driven by the growth in average loans exceeding the increase in average deposits. The average cost of total borrowings decreased 66 basis points, or 23.2%, to 2.19% in 2013 from 2.85% in 2012, primarily due to an increase in lower cost short-term FHLB advances and Federal funds purchased.

Comparison of 2012 to 2011
FTE net interest income decreased $15.0 million, or 2.6%, from $576.2 million in 2011 to $561.2 million in 2012. Net interest margin decreased 14 basis points, or 3.6%, from 3.90% in 2011 to 3.76% in 2012.
FTE interest income decreased $45.4 million, or 6.4%. A 35 basis point, or 7.3%, decrease in yields on interest-earning assets resulted in a $52.3 million decrease in interest income, while a $164.5 million, or 1.1%, increase in average interest-earning assets resulted in a $6.9 million increase in interest income.
The increase in average interest-earning assets was primarily due to a $133.8 million, or 5.2%, increase in average investments. The average yield on investment securities decreased 75 basis points, or 19.4%, to 3.12% in 2012 from 3.87% in 2011, as the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations were made at yields that were lower than the overall portfolio yield. A $6.1 million, or 101.7%, increase in net premium amortization, due primarily to higher prepayments on mortgage-backed securities and collateralized mortgage obligations, contributed 21 basis points to the decrease in average investment yields and 4 basis points to the decrease in net interest margin.
Average loans and average FTE yields, by type, are summarized in the following table:

	2012		2011		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$4,619,587	5.14%	$4,458,205	5.49%	$161,382	3.6%
Commercial - industrial, financial and agricultural	3,551,056	4.48	3,681,321	4.72	(130,265)	(3.5)
Real estate - home equity	1,605,088	4.46	1,627,308	4.62	(22,220)	(1.4)
Real estate - residential mortgage	1,185,928	4.58	1,036,742	5.10	149,186	14.4
Real estate - construction	620,166	4.20	700,070	4.30	(79,904)	(11.4)
Consumer	307,746	5.53	333,199	5.96	(25,453)	(7.6)
Leasing and other	78,996	12.41	69,602	12.82	9,394	13.5
Total	$11,968,567	4.81%	$11,906,447	5.09%	$62,120	0.5%

The average yield on loans during 2012 of 4.81% represented a 28 basis point, or 5.5%, decrease in comparison to 2011. The decrease in average yields on loans was attributable to increased refinancing activity, repayments of higher-yielding loans and new loan production at rates lower than the overall portfolio yield.
Interest expense decreased $30.4 million, or 22.7%, to $103.2 million in 2012 from $133.5 million in 2011 as the result of a change in the overall funding mix. Interest expense decreased $17.9 million due to a 23 basis point, or 20.0%, decrease in the average cost of total interest-bearing liabilities. Interest expense decreased an additional $12.5 million as a result of a $324.8 million, or 2.8%, decrease in average interest-bearing liabilities.
Average deposits and interest rates, by type, are summarized in the following table:

	2012		2011		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$2,758,123	—%	$2,401,472	—%	$356,651	14.9%
Interest-bearing demand	2,560,831	0.16	2,391,043	0.22	169,788	7.1
Savings	3,356,070	0.18	3,365,445	0.34	(9,375)	(0.3)
Total demand and savings	8,675,024	0.12	8,157,960	0.21	517,064	6.3
Time deposits	3,717,556	1.26	4,297,105	1.54	(579,549)	(13.5)
Total deposits	$12,392,580	0.46%	$12,455,065	0.67%	$(62,485)	(0.5)%
Average total deposits decreased $62.5 million, or 0.5%, due to a decrease in certificates of deposit being largely offset by an increase in core demand and savings accounts. The average cost of interest-bearing deposits decreased 24 basis points, or 28.9%, from 0.83% in 2011 to 0.59% in 2012 due primarily to the repricing of certificates of deposit to lower rates and, to a lesser degree, a reduction in average rates paid on interest-bearing demand and savings deposits. Excluding early redemptions, $3.0 billion of time deposits matured during 2012 at a weighted average rate of 0.96%, while $2.6 billion of time deposits were issued at a weighted average rate of 0.41%.
Average borrowings and interest rates, by type, are summarized in the following table:

	2012		2011		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$206,842	0.12%	$208,144	0.13%	$(1,302)	(0.6)%
Customer short-term promissory notes	138,632	0.06	174,624	0.13	(35,992)	(20.6)
Total short-term customer funding	345,474	0.10	382,768	0.13	(37,294)	(9.7)
Federal funds purchased	335,573	0.21	113,023	0.22	222,550	196.9
Short-term FHLB advances (1)	9,836	0.29	—	—	9,836	N/M
Total short-term borrowings	690,883	0.15	495,791	0.15	195,092	39.3
Long-term debt:
FHLB Advances	563,905	4.14	651,268	4.14	(87,363)	(13.4)
Other long-term debt	369,822	5.91	383,207	5.94	(13,385)	(3.5)
Total long-term debt	933,727	4.84	1,034,475	4.81	(100,748)	(9.7)
Total	$1,624,610	2.85%	$1,530,266	3.30%	$94,344	6.2%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful
Average short-term borrowings increased $195.1 million, or 39.3%, due to an increase in Federal funds purchased. Average long-term debt decreased $100.7 million, or 9.7%, due to maturities of FHLB advances, which were not replaced with new long-term borrowings.

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

Provision for Credit Losses
The provision for credit losses was $40.5 million for 2013, a decrease of $53.5 million, or 56.9%, in comparison to 2012. The provision for credit losses for 2012 decreased $41.0 million, or 30.4%, in comparison to 2011.
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

Non-Interest Income and Expense
Comparison of 2013 to 2012
Non-Interest Income
The following table presents the components of non-interest income for the past two years:

			Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$28,222	$33,329	$(5,107)	(15.3)%
Cash management fees	11,883	11,004	879	8.0
Other	15,365	17,169	(1,804)	(10.5)
Total service charges on deposit accounts	55,470	61,502	(6,032)	(9.8)
Investment management and trust services	41,706	38,239	3,467	9.1
Other service charges and fees:
Merchant fees	13,783	12,472	1,311	10.5
Debit card income	9,191	8,716	475	5.4
Letter of credit fees	4,889	5,052	(163)	(3.2)
Foreign currency processing income	1,245	10,431	(9,186)	(88.1)
Other	7,849	7,674	175	2.3
Total other service charges and fees	36,957	44,345	(7,388)	(16.7)
Mortgage banking income:
Gain on sales of mortgage loans	24,609	46,310	(21,701)	(46.9)
Mortgage servicing income	6,047	(1,710)	7,757	(453.6)
Total mortgage banking income	30,656	44,600	(13,944)	(31.3)
Credit card income	8,706	7,944	762	9.6
Gain on sale of Global Exchange	—	6,215	(6,215)	(100.0)
Other income	6,165	10,541	(4,376)	(41.5)
Total, excluding investment securities gains	179,660	213,386	(33,726)	(15.8)
Investment securities gains	8,004	3,026	4,978	164.5
Total	$187,664	$216,412	$(28,748)	(13.3)%
The $5.1 million, or 15.3%, decrease in overdraft fee income included a $3.1 million decrease in fees assessed on personal accounts and a $2.0 million decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid, largely due to changes in customer behavior.
The $3.5 million, or 9.1%, increase in investment management and trust services was due primarily to a $2.2 million, or 13.8%, increase in brokerage revenue and a $1.3 million, or 5.7%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management, and additional recurring revenue generated through the brokerage business due to growth in new accounts.

Merchant fee income increased $1.3 million, or 10.5%, due to increases in the number of merchant customers and sales volumes in 2013. In December 2012, the Corporation's Fulton Bank, N.A. subsidiary sold its Global Exchange Group division (Global Exchange) for a gain of $6.2 million. Global Exchange provided international payment solutions to meet the needs of companies, law firms and professionals. Foreign currency processing income decreased $9.2 million, or 88.1%, in 2013, largely due to this sale.
Mortgage banking income decreased $13.9 million, or 31.3%. Gains on sales of mortgage loans decreased $21.7 million, or 46.9%, due to a $993.2 million, or 39.7%, decrease in new loan commitments and an 11.9% decrease in pricing spreads during 2013. Both decreases resulted from an increase in mortgage interest rates in mid-2013. The decline in new loan commitments was mainly in refinancing volumes, which represented approximately 48% of new loan commitments in 2013 compared to 69% during 2012. Mortgage servicing income increased $7.8 million, largely a result of a $3.6 million reversal of the valuation allowance for mortgage servicing rights (MSRs) in 2013 compared to a $2.1 million impairment charge recorded in the prior year, and an increase in servicing income due to growth in the portfolio.
The $4.4 million, or 41.5%, decrease in other income was largely due to $2.0 million of gains on the sales of two branches and one operations facility and gains on investments in corporate owned life insurance in 2012.
Investment securities gains of $8.0 million for 2013 included $3.8 million of net realized gains on sales of financial institution stocks and $4.4 million of net realized gains on sales of debt securities, partially offset by $124,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities. Investment securities gains of $3.0 million for 2012 included $3.8 million of net realized gains on sales of securities, partially offset by other-than-temporary impairment charges of $809,000. See Note C, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense for each of the past two years:

			Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Salaries and employee benefits	$253,240	$243,915	$9,325	3.8%
Net occupancy expense	46,944	44,663	2,281	5.1
Other outside services	18,856	17,752	1,104	6.2
Data processing	16,555	14,936	1,619	10.8
Equipment expense	15,419	14,243	1,176	8.3
Professional fees	13,150	11,522	1,628	14.1
FDIC insurance	11,605	11,996	(391)	(3.3)
Software	11,560	9,520	2,040	21.4
Operating risk loss	9,290	9,454	(164)	(1.7)
Marketing	7,705	8,240	(535)	(6.5)
OREO and repossession expense	7,364	11,182	(3,818)	(34.1)
Telecommunications	7,362	6,884	478	6.9
Supplies	5,331	4,891	440	9.0
Postage	4,879	4,625	254	5.5
Intangible amortization	2,438	3,031	(593)	(19.6)
FHLB prepayment penalty	—	3,007	(3,007)	(100.0)
Other	29,735	29,433	302	1.0
Total	$461,433	$449,294	$12,139	2.7%
Salaries and employee benefits increased $9.3 million, or 3.8%, with salaries increasing $6.1 million, or 3.0%, and employee benefits increasing $3.2 million, or 7.7%. The increase in salaries was primarily due to an increase in staffing levels and normal merit increases. Average full-time equivalent employees increased to 3,607 in 2013 from 3,520 in 2012. The $3.2 million increase in employee benefits was primarily due to higher health insurance expense, driven by higher claims, and an increase in defined benefit plan expenses.
Net occupancy expense increased $2.3 million, or 5.1%, as a result of new branches opened in late 2012 and an increase in rent expense. Other outside services increased $1.1 million, or 6.2%, due to increases in consulting expense, incurred primarily for risk management and compliance, and employment agency fees for new hires.

Data processing increased $1.6 million, or 10.8%, primarily due to growth in transaction volumes and the impact of the core processing system conversion. Equipment expense increased $1.2 million, or 8.3%, mainly in depreciation expense related to assets acquired to support the core system conversion and the overall information technology infrastructure. Professional fees increased $1.6 million, or 14.1%, due to an increase in legal costs associated with regulatory compliance and risk management efforts, partially offset by lower legal expenses for workout costs associated with problem assets.
Software expense increased $2.0 million, or 21.4%, due to increased maintenance and license costs associated with the core processing system conversion. OREO and repossession expense decreased $3.8 million, or 34.1%, due to a $1.9 million decrease in collections and repossession expense, a $963,000 decrease in property maintenance costs, a $645,000 increase in net gains on sales of properties, and a $409,000 decrease in valuation provisions. These decreases reflect the continued improvement in overall asset quality.
In December 2012, the Corporation prepaid approximately $20 million of FHLB advances, incurring a $3.0 million penalty.
As noted previously, the Corporation successfully completed its conversion to a new core processing system during 2013. Total implementation costs specifically associated with this conversion were approximately $3.5 million and $975,000, respectively, during 2013 and 2012.

Comparison of 2012 to 2011
Non-Interest Income
The following table presents the components of non-interest income:

			Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$33,329	$32,062	$1,267	4.0%
Cash management fees	11,004	10,590	414	3.9
Other	17,169	15,426	1,743	11.3
Total service charges on deposit accounts	61,502	58,078	3,424	5.9
Other service charges and fees:
Merchant fees	12,472	10,126	2,346	23.2
Foreign currency processing income	10,431	9,400	1,031	11.0
Debit card income	8,716	15,535	(6,819)	(43.9)
Letter of credit fees	5,052	5,038	14	0.3
Other	7,674	7,383	291	3.9
Total other service charges and fees	44,345	47,482	(3,137)	(6.6)
Mortgage banking income:
Gain on sales of mortgage loans	46,310	22,207	24,103	108.5
Mortgage servicing income	(1,710)	3,467	(5,177)	(149.3)
Total mortgage banking income	44,600	25,674	18,926	73.7
Investment management and trust services	38,239	36,483	1,756	4.8
Credit card income	7,944	7,004	940	13.4
Gain on sale of Global Exchange	6,215	—	6,215	—
Other income	10,541	8,211	2,330	28.4
Total, excluding investment securities gains	213,386	182,932	30,454	16.6
Investment securities gains	3,026	4,561	(1,535)	(33.7)
Total	$216,412	$187,493	$28,919	15.4%
The $1.3 million, or 4.0%, increase in overdraft fees was due to an increase in the per-item fee charged. Commercial account overdraft fees increased $634,000, or 7.3%, while fees on personal accounts increased $633,000, or 2.7%.
The $6.8 million, or 43.9%, decrease in debit card income was the result of new regulations, effective October 2011, that established maximum interchange fees that issuers could charge on debit card transactions, as required under the Dodd-Frank Act. During 2011, changes to various fee pricing structures were made to mitigate the negative effect of the reduction in debit card interchange fees. These fee changes had a positive impact on cash management fees ($414,000, or 3.9%, increase), other service charges on deposit accounts ($1.7 million, or 11.3%, increase) and merchant fees ($2.3 million, or 23.2%, increase). Also contributing to the increase in other service charges on deposit accounts was an increase in the number of accounts, while higher transaction volumes also contributed to the growth in merchant fees.
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
The $940,000, or 13.4%, increase in credit card income was due to an increase in the volume of transactions on previously issued cards and an increase in average balances, which generate fees under a joint marketing agreement with an independent third-party issuer. The $2.3 million, or 28.4%, increase in other income was due to gains on the sales of two branches and one operations facility and gains on investments in corporate owned life insurance.
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
Non-Interest Expense
The following table presents the components of non-interest expense:

			Increase (decrease)
	2012	2011	$	%
	(dollars in thousands)
Salaries and employee benefits	$243,915	$227,435	$16,480	7.2%
Net occupancy expense	44,663	44,003	660	1.5
Other outside services	17,752	10,421	7,331	70.3
Data processing	14,936	13,544	1,392	10.3
Equipment expense	14,243	12,870	1,373	10.7
FDIC insurance premiums	11,996	14,480	(2,484)	(17.2)
Professional fees	11,522	12,159	(637)	(5.2)
OREO and repossession expense	11,182	9,578	1,604	16.7
Software	9,520	8,400	1,120	13.3
Operating risk loss	9,454	1,328	8,126	611.9
Marketing	8,240	9,667	(1,427)	(14.8)
Telecommunications	6,884	8,119	(1,235)	(15.2)
Supplies	4,891	5,507	(616)	(11.2)
Postage	4,625	5,065	(440)	(8.7)
Intangible amortization	3,031	4,257	(1,226)	(28.8)
FHLB prepayment penalty	3,007	—	3,007	N/M
Other	29,433	29,409	24	0.1
Total	$449,294	$416,242	$33,052	7.9%

N/M - Not meaningful

Salaries and employee benefits increased $16.5 million, or 7.2%, with salaries increasing $12.6 million, or 6.6%, and employee benefits increasing $3.9 million, or 10.4%. The increase in salaries expense was largely due to annual merit increases in 2012, overtime and temporary employee expense to support residential lending, a $6.9 million increase in employee bonus and incentive compensation expense and a $585,000 increase in stock-based compensation expense. The $3.9 million increase in employee benefits was primarily due to a $2.3 million increase in healthcare costs and a $1.4 million increase in defined benefit plan expenses.

Other outside services increased $7.3 million, or 70.3%, due primarily to a $5.9 million increase in consulting services related to compliance and risk management, an increase in employment agency fees and the outsourcing of certain functions. Data processing increased $1.4 million, or 10.3%, primarily due to increased transaction volumes. The $1.4 million, or 10.7%, increase in equipment expense was largely due to depreciation expense related to the addition of assets supporting the information technology infrastructure.
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
OREO and repossession expense increased $1.6 million, or 16.7%, due to a $2.2 million increase in valuation provisions and a $1.4 million decrease in net gains on sales, partially offset by a $2.0 million decrease in repossession and other OREO expenses. This expense category is expected to be volatile as the Corporation continues to work through its non-performing assets. Software expense increased $1.1 million, or 13.3%, due to additional maintenance costs related to the addition of assets supporting the information technology infrastructure.
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
In 2012, the Corporation also incurred implementation costs of $975,000 related to its core processing system conversion.
Income Taxes
Income tax expense for 2013 was $51.1 million, a decrease of $6.5 million, or 11.3%, from 2012. Income tax expense for 2012 increased $6.8 million, or 13.3%, from 2011. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 24.0%, 26.5% and 25.9% in 2013, 2012 and 2011, respectively.
The Corporation’s effective tax rates are generally lower than the 35% federal statutory rate due to investments in tax-free municipal securities and tax credits earned from investments in partnerships that generate such credits under various federal programs (Tax Credit Investments). Net credits associated with Tax Credit Investments were $10.3 million, $9.6 million and $8.5 million in 2013, 2012 and 2011, respectively. In addition, a $3.5 million ($2.3 million, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets resulting from net operating loss carryforwards was recorded as a credit to income tax expense in 2013. This decrease resulted from an improvement in forecasts for state taxable income that will allow a larger portion of this deferred tax asset to be realized.
For additional information regarding income taxes, see Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

	December 31		Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$218,540	$256,300	$(37,760)	(14.7)%
Other interest-earning assets	248,161	244,959	3,202	1.3
Loans held for sale	21,351	67,899	(46,548)	(68.6)
Investment securities	2,568,434	2,721,082	(152,648)	(5.6)
Loans, net of allowance	12,579,440	11,923,068	656,372	5.5
Premises and equipment	226,021	227,723	(1,702)	(0.7)
Goodwill and intangible assets	533,076	535,563	(2,487)	(0.5)
Other assets	539,611	556,503	(16,892)	(3.0)
Total Assets	$16,934,634	$16,533,097	$401,537	2.4%
Liabilities and Shareholders’ Equity
Deposits	$12,491,186	$12,484,163	$7,023	0.1%
Short-term borrowings	1,258,629	868,399	390,230	44.9
Long-term debt	883,584	894,253	(10,669)	(1.2)
Other liabilities	238,048	204,626	33,422	16.3
Total Liabilities	14,871,447	14,451,441	420,006	2.9
Total Shareholders’ Equity	2,063,187	2,081,656	(18,469)	(0.9)
Total Liabilities and Shareholders’ Equity	$16,934,634	$16,533,097	$401,537	2.4%

Loans held for sale

Loans held for sale represent residential mortgage loans which the Corporation intends to sell to third-party investors as part of its mortgage banking activities. The $46.5 million, or 68.6%, decrease in loans held for sale resulted from a decrease in loans originated for sale in December 2013 as compared to December 2012, due to an increase in interest rates.

As noted within the "Non-Interest Income" section of Management's Discussion, the Corporation's mortgage banking income in 2013 decreased in comparison to 2012 due to a decrease in both volumes of new loan commitments and a decrease in spreads on loans sold.

Investment Securities
The following table presents the carrying amount of investment securities held to maturity (HTM) and available for sale (AFS) as of the dates shown:

	December 31
	2013	2012			2011
	AFS	HTM	AFS	Total	HTM	AFS	Total
	(in thousands)
U.S. Government securities	$525	$—	$325	$325	$—	$334	$334
U.S. Government sponsored agency securities	726	—	2,397	2,397	5,987	4,073	10,060
State and municipal	284,849	—	315,519	315,519	179	322,018	322,197
Corporate debt securities	98,749	—	112,842	112,842	—	123,306	123,306
Collateralized mortgage obligations	1,032,398	—	1,211,119	1,211,119	—	1,001,209	1,001,209
Mortgage-backed securities	945,712	292	879,621	879,913	503	880,097	880,600
Auction rate securities	159,274	—	149,339	149,339	—	225,211	225,211
Total debt securities	2,522,233	292	2,671,162	2,671,454	6,669	2,556,248	2,562,917
Equity securities	46,201	—	49,628	49,628	—	33,430	33,430
Total	$2,568,434	$292	$2,720,790	$2,721,082	$6,669	$2,589,678	$2,596,347
Total investment securities decreased $152.6 million, or 5.6%, to $2.6 billion at December 31, 2013, as portfolio cash flows were not fully reinvested. Decreases in collateralized mortgage obligations and state and municipal holdings were partially offset by an increase in mortgage-backed securities. Portfolio cash flows that were reinvested during 2013 were used to purchase collateralized mortgage obligations and mortgage-backed securities with average lives of approximately four years to provide for more structured cash flows, thereby limiting price and extension risk in the current low interest rate environment. As of December 31, 2013, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.
The net pre-tax unrealized loss on available for sale investment securities was $39.8 million as of December 31, 2013, compared to a $41.5 million net pre-tax unrealized gain as of December 31, 2012. The change was due to an increase in interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to decrease below amortized cost. See additional details regarding investment security price risk within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
Loans
The following table presents loans outstanding, by type, as of the dates shown, and the change in loans for the most recent year:

	December 31					2013 vs. 2012 Increase (decrease)
	2013	2012	2011	2010	2009	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,101,922	$4,664,426	$4,602,596	$4,375,980	$4,292,300	$437,496	9.4%
Commercial – industrial, financial and agricultural	3,628,420	3,612,065	3,639,368	3,704,384	3,699,198	16,355	0.5
Real estate – home equity	1,764,197	1,632,390	1,624,562	1,641,777	1,644,260	131,807	8.1
Real estate – residential mortgage	1,337,380	1,257,432	1,097,503	996,381	921,979	79,948	6.4
Real estate – construction	573,672	584,118	615,445	801,185	978,267	(10,446)	(1.8)
Consumer	283,124	309,864	318,874	350,498	361,720	(26,740)	(8.6)
Leasing and other	103,301	93,914	79,869	72,121	84,733	9,387	10.0
Gross loans	12,792,016	12,154,209	11,978,217	11,942,326	11,982,457	637,807	5.2
Unearned income	(9,796)	(7,238)	(6,994)	(7,198)	(7,715)	(2,558)	35.3
Loans, net of unearned income	$12,782,220	$12,146,971	$11,971,223	$11,935,128	$11,974,742	$635,249	5.2%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location within the Corporation's footprint. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $39.0 million at December 31, 2013, which is below the Corporation's maximum lending limit. As of December 31, 2013, the Corporation had 60 relationships with total borrowing commitments between $20.0 million and $39.0 million.

Approximately $5.7 billion, or 44.4%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of December 31, 2013. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum exposure to any builder or developer to $28.0 million, and limits its exposure to any one development project to $15.0 million.

Geographically, the $437.5 million, or 9.4%, increase in commercial mortgages occurred throughout all markets, with increases in Pennsylvania ($154.0 million, or 6.2%), Maryland ($123.4 million, or 29.5%), New Jersey ($67.6 million, or 5.6%), Virginia ($64.1 million, or 17.8%) and Delaware ($28.4 million, or 17.0%).
Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments, as of December 31:

	2013			2012
	$	Delinquency Rate	% of Total	$	Delinquency Rate	% of Total
	(dollars in thousands)
Commercial	$269,497	0.8%	47.0%	$226,350	3.6%	38.8%
Commercial - residential	235,369	8.2	41.0	288,552	8.2	49.4
Other	68,806	0.8	12.0	69,216	2.6	11.8
Total Real estate - construction	$573,672	3.8%	100.0%	$584,118	5.7%	100.0%

Construction loans decreased $10.4 million, or 1.8%. Geographically, the decrease in construction loans occurred in the Virginia ($26.4 million, or 21.9%), Pennsylvania ($24.9 million, or 7.9%) and Maryland ($6.6 million, or 9.8%) markets, partially offset by increases in the New Jersey ($25.3 million, 38.8%) and Delaware ($22.2 million, or 138.5%) markets. In comparison to December 31, 2009, construction loans have decreased $404.6 million, or 41.4%, as the Corporation has actively reduced its exposure to credit risk in this portfolio.

The following table summarizes the industry concentrations within the commercial loan portfolio as of December 31:

	2013	2012
Services	19.2%	17.4%
Manufacturing	13.5	14.7
Retail	11.0	10.1
Construction	10.0	10.3
Wholesale	9.7	10.5
Health care	8.1	8.2
Real estate (1)	7.0	7.4
Agriculture	5.8	5.7
Arts and entertainment	2.7	2.6
Transportation	2.5	3.0
Financial services	1.6	2.2
Other	8.9	7.9
Total	100.0%	100.0%

(1)	Includes borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits as of December 31:

	2013	2012
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$129,840	$81,978
Real estate - commercial mortgage	87,868	47,637
Total	$217,708	$129,615
Total shared national credits increased $88.1 million, or 68.0%, in comparison to 2012. The Corporation's shared national credits are to borrowers located in its geographical markets and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. This increase was due to additions which were all located within the Corporation's geographical markets. As of December 31, 2013, none of the shared national credits were past due, as compared to one past due shared national credit, which constituted 2.7% of the total balance, as of December 31, 2012.
Home equity loans increased $131.8 million, or 8.1%, primarily a result of an increase in 15-year fixed rate loans due to certain promotions. Geographically, the increase was in the Pennsylvania ($107.2 million, or 11.3%), New Jersey ($14.4 million, or 5.2%) and Delaware ($10.0 million, 11.7%) markets.
Residential mortgages increased $80.0 million, or 6.4%, due primarily to an increase in fixed rate mortgages. During the second half of 2012, the Corporation elected to retain certain 15-year fixed rate mortgages in portfolio instead of selling them to third-party investors. A portion of these loans closed during the first quarter of 2013, driving some of the growth since December 31, 2012. Geographically, the increase in residential mortgages was primarily in the Pennsylvania ($37.4 million, or 5.8%), Virginia ($26.3 million, or 11.7%) and Maryland ($9.9 million, or 6.7%) markets.
Consumer loans decreased $26.7 million, or 8.6%, due to a decrease in direct consumer loans, partially offset by a $7.2 million, or 5.0%, increase in indirect automobile loans. Leasing and other loans increased $9.4 million, or 10.0%, including a $23.7 million, or 31.2%, increase in leases, due primarily to growth in equipment leases.

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s loan loss experience follows:

	2013	2012	2011	2010	2009
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$12,782,220	$12,146,971	$11,971,223	$11,935,128	$11,974,742
Daily average balance of loans, net of unearned income	$12,578,524	$11,968,567	$11,906,447	$11,960,262	$11,977,105
Balance of allowance for credit losses at beginning of year	$225,439	$258,177	$275,498	$257,553	$180,137
Loans charged off:
Commercial – industrial, financial and agricultural	30,383	41,868	52,301	35,865	34,761
Real estate – commercial mortgage	20,829	51,988	26,032	28,209	15,530
Consumer and home equity	10,070	13,470	9,686	11,210	10,770
Real estate – residential mortgage	9,705	4,509	32,533	6,896	7,056
Real estate – construction	6,572	26,250	38,613	66,412	44,909
Leasing and other	2,653	2,281	2,168	2,833	6,048
Total loans charged off	80,212	140,366	161,333	151,425	119,074
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	9,281	4,282	2,521	4,536	1,679
Real estate – commercial mortgage	3,494	3,371	1,967	1,008	536
Consumer and home equity	2,378	1,811	1,431	1,540	1,678
Real estate – residential mortgage	548	459	325	9	150
Real estate – construction	2,682	2,814	1,746	1,296	1,194
Leasing and other	807	891	1,022	981	1,233
Total recoveries	19,190	13,628	9,012	9,370	6,470
Net loans charged off	61,022	126,738	152,321	142,055	112,604
Provision for credit losses	40,500	94,000	135,000	160,000	190,020
Balance at end of year	$204,917	$225,439	$258,177	$275,498	$257,553
Components of Allowance for Credit Losses:
Allowance for loan losses	$202,780	$223,903	$256,471	$274,271	$256,698
Reserve for unfunded lending commitments (1)	2,137	1,536	1,706	1,227	855
Allowance for credit losses	$204,917	$225,439	$258,177	$275,498	$257,553
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.49%	1.06%	1.28%	1.19%	0.94%
Allowance for loan losses to loans outstanding	1.59%	1.84%	2.14%	2.30%	2.14%
Allowance for credit losses to loans outstanding	1.60%	1.86%	2.16%	2.31%	2.15%
Non-performing assets (2) to total assets	1.00%	1.43%	1.94%	2.22%	1.83%
Non-performing assets (2) to total loans and OREO	1.32%	1.95%	2.64%	3.02%	2.54%
Non-accrual loans to total loans	1.05%	1.52%	2.15%	2.35%	1.99%
Allowance for credit losses to non-performing loans	132.82%	106.82%	90.11%	83.80%	91.42%
Non-performing assets (2) to tangible common shareholders’ equity and allowance for credit losses (3)	9.76%	13.39%	18.60%	22.50%	24.00%

(1)Reserve for unfunded lending commitments recorded within other liabilities on the consolidated balance sheets.
(2)Includes accruing loans past due 90 days or more.

(3)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" in Item 6, "Selected Financial Data."

The provision for credit losses decreased $53.5 million, or 56.9%, in comparison to 2012 due to improvements in credit quality metrics, including a decrease in net loans charged off, a reduction in the level non-performing loans and lower delinquencies.

Net charge-offs decreased $65.7 million, or 51.9%, to $61.0 million in 2013 from $126.7 million in 2012. This decrease was primarily due to a $31.3 million, or 64.3%, decrease in commercial mortgage net charge-offs, a $19.5 million, or 83.4%, decrease in construction loan net charge-offs and a $16.5 million, or 43.9%, decrease in commercial loan net charge-offs, partially offset by a $5.1 million, or 126.1%, increase in residential mortgage net charge-offs. Of the $61.0 million of net charge-offs recorded in 2013, 50.4% were for loans originated in Pennsylvania, 38.2% in New Jersey and 7.4% in Maryland.

During 2013 and 2012, the Corporation sold $41.8 million and $50.5 million, respectively, of non-accrual commercial mortgage, commercial and construction loans to investors. When an appropriate price can be obtained, these sales can be advantageous as they reduce the cost of resolving problem credits and enable the Corporation to redeploy resources to other work-out and collection efforts. Total charge-offs for 2013 and 2012 associated with these transactions were $18.0 million and $24.6 million, respectively.

The following table presents a summary of these transactions:

	2013				2012
	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$21,760	$23,600	$9,930	$55,290	$43,960	$19,990	$7,720	$71,670
Charge-offs prior to sale	(4,890)	(3,890)	(4,680)	(13,460)	(10,780)	(6,130)	(4,300)	(21,210)
Net recorded investment in loans sold	16,870	19,710	5,250	41,830	33,180	13,860	3,420	50,460
Proceeds from sale, net of selling expenses	10,410	10,050	3,400	23,860	17,620	6,020	2,270	25,910
Total charge-off upon sale	$(6,460)	$(9,660)	$(1,850)	$(17,970)	$(15,560)	$(7,840)	$(1,150)	$(24,550)

Existing allocation for credit losses on sold loans	$(6,620)	$(5,780)	$(1,320)	$(13,720)	$(16,780)	$(8,910)	$(1,920)	$(27,610)
The following table presents non-performing assets as of December 31:

	2013	2012	2011	2010	2009
	(in thousands)
Non-accrual loans (1) (2) (3)	$133,753	$184,832	$257,761	$280,688	$238,360
Accruing loans past due 90 days or more (2)	20,524	26,221	28,767	48,084	43,359
Total non-performing loans	154,277	211,053	286,528	328,772	281,719
OREO	15,052	26,146	30,803	32,959	23,309
Total non-performing assets	$169,329	$237,199	$317,331	$361,731	$305,028

(1)
In 2013, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $9.7 million. The amount of interest income on non-accrual loans that was included in 2013 was approximately $347,000.

(2)
Accrual of interest is generally discontinued when a loan becomes 90 days past due as to principal and interest. When interest accruals are discontinued, interest credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection. Certain loans, primarily adequately collateralized residential mortgage loans, may continue to accrue interest after reaching 90 days past due.

(3)
Excluded from the amounts presented as of December 31, 2013 were $68.1 million of loans, modified under TDRs. These loans were reviewed for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans. All non-accrual loans as of December 31, 2013 were reviewed for impairment under FASB ASC Section 310-10-35.

The following table presents loans whose terms were modified under TDRs as of December 31:

	2013	2012	2011	2010	2009
	(in thousands)
Real estate – residential mortgage	$28,815	$32,993	$32,331	$37,826	$24,639
Real estate – commercial mortgage	19,758	34,672	22,425	18,778	15,997
Real estate – construction	10,117	10,564	7,645	5,440	—
Commercial – industrial, financial and agricultural	8,045	5,745	3,581	5,502	1,459
Real estate - home equity and consumer	1,376	1,534	193	263	—
Total accruing TDRs	68,111	85,508	66,175	67,809	42,095
Non-accrual TDRs (1)	30,209	31,245	32,587	51,175	15,875
Total TDRs	$98,320	$116,753	$98,762	$118,984	$57,970

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2013 and still outstanding as of December 31, 2013 totaled $28.6 million. Of these loans, $9.8 million, or 34.3%, had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification during 2013. Total TDRs modified during 2012 and still outstanding as of December 31, 2012 totaled $61.9 million. Of these loans, $21.2 million, or 34.2%, had a payment default subsequent to modification during 2012.
The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
		(in thousands)
Balance of non-accrual loans at December 31, 2011	$75,704	$109,412	$58,894	$7,834	$5,493	$368	$56	$257,761
Additions	60,229	66,390	24,830	18,952	14,405	374	703	185,883
Payments	(24,947)	(62,224)	(28,271)	(512)	(1,349)	(39)	(593)	(117,935)
Charge-offs (1)	(41,586)	(50,249)	(20,262)	(3,913)	(5,845)	(690)	(156)	(122,701)
Transfers to OREO	(3,555)	(7,344)	(3,765)	(1,258)	(1,079)	—	—	(17,001)
Transfers to accrual status	(150)	(1,025)	—	—	—	—	—	(1,175)
Balance of non-accrual loans at December 31, 2012	65,695	54,960	31,426	21,103	11,625	13	10	184,832
Additions	41,804	40,195	13,769	19,277	12,566	573	266	128,450
Payments	(31,336)	(32,236)	(14,195)	(3,222)	(3,453)	(4)	(35)	(84,481)
Charge-offs (1)	(29,754)	(20,412)	(6,572)	(9,612)	(6,289)	(575)	(241)	(73,455)
Transfers to OREO	(4,788)	(702)	(3,166)	(2,306)	(332)	—	—	(11,294)
Transfers to accrual status	(4,911)	(1,239)	(341)	(2,958)	(845)	(5)	—	(10,299)
Balance of non-accrual loans at December 31, 2013	$36,710	$40,566	$20,921	$22,282	$13,272	$2	$—	$133,753
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans decreased $51.1 million, or 27.6%, in 2013 due mainly to decrease in non-accrual loan additions from $185.9 million in 2012 to $128.5 million in 2013, while balances continued to be reduced through payments and charge-offs.

The following table presents non-performing loans, by type, as of the dates shown and the changes in non-performing loans for the most recent year:

	December 31					2013 vs. 2012 Increase (decrease)
	2013	2012	2011	2010	2009	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$44,068	$57,120	$113,806	$93,720	$61,052	$(13,052)	(22.9)%
Commercial – industrial, financial and agricultural	38,021	66,954	80,944	87,455	69,604	(28,933)	(43.2)
Real estate – residential mortgage	31,347	34,436	16,336	50,412	45,748	(3,089)	(9.0)
Real estate – construction	21,267	32,005	60,744	84,616	92,841	(10,738)	(33.6)
Real estate – home equity	16,983	17,204	11,207	10,188	10,790	(221)	(1.3)
Consumer	2,543	3,315	3,384	2,154	1,529	(772)	(23.3)
Leasing	48	19	107	227	155	29	152.6
Total non-performing loans	$154,277	$211,053	$286,528	$328,772	$281,719	$(56,776)	(26.9)%

Non-performing commercial mortgages decreased $13.1 million, or 22.9%, in comparison to December 31, 2012. Geographically, the decrease occurred in the New Jersey ($7.7 million, or 28.8%), Pennsylvania ($3.6 million, or 17.4%) and Virginia ($2.9 million, or 52.5%) markets.

Non-performing commercial loans decreased $28.9 million, or 43.2%, in comparison to December 31, 2012. Geographically, the decrease occurred in the Pennsylvania ($20.1 million, or 43.1%), New Jersey ($5.5 million, or 46.1%), Maryland ($2.0 million, or 42.1%) and Virginia ($1.4 million, or 40.2%) markets.
Non-performing residential mortgages decreased $3.1 million, or 9.0%, in comparison to December 31, 2012. Geographically, the increase occurred primarily in the Pennsylvania ($1.5 million, or 12.1%), Virginia ($1.1 million, or 13.2%) and New Jersey ($1.1 million, or 12.8%) markets.
Non-performing construction loans decreased $10.7 million, or 33.6%, in comparison to December 31, 2012. Geographically, the decrease occurred in the New Jersey ($7.8 million, or 62.5%), Virginia ($2.7 million, or 80.1%) and Maryland ($2.2 million, or 33.6%) markets, partially offset by an increase in the Pennsylvania ($2.0 million, or 21.0%) market.
The following table summarizes OREO, by property type, as of December 31:

	2013	2012
	(in thousands)
Residential properties	$7,052	$6,788
Commercial properties	5,586	15,482
Undeveloped land	2,414	3,876
Total OREO	$15,052	$26,146
As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within Note A, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on aggregate payment history, through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $9.2 billion and $8.8 billion as of December 31, 2013 and 2012, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2013 vs. 2012 Increase (decrease)		Substandard or Lower		2013 vs. 2012 Increase (decrease)		Total Criticized Loans
	2013	2012	$	%	2013	2012	$	%	2013	2012
	(dollars in thousands)
Real estate - commercial mortgage	$141,013	$157,640	$(16,627)	(10.5)%	$196,922	$251,452	$(54,530)	(21.7)%	$337,935	$409,092
Commercial - secured	111,613	137,277	(25,664)	(18.7)	125,382	194,952	(69,570)	(35.7)	236,995	332,229
Commercial -unsecured	11,666	5,421	6,245	115.2	2,755	6,000	(3,245)	(54.1)	14,421	11,421
Total commercial - industrial, financial and agricultural	123,279	142,698	(19,419)	(13.6)	128,137	200,952	(72,815)	(36.2)	251,416	343,650
Construction - commercial residential	31,522	52,434	(20,912)	(39.9)	57,806	79,581	(21,775)	(27.4)	89,328	132,015
Construction - commercial	2,932	2,799	133	4.8	8,124	12,081	(3,957)	(32.8)	11,056	14,880
Total real estate - construction (excluding construction - other)	34,454	55,233	(20,779)	(37.6)	65,930	91,662	(25,732)	(28.1)	100,384	146,895
Total	$298,746	$355,571	$(56,825)	(16.0)%	$390,989	$544,066	$(153,077)	(28.1)%	$689,735	$899,637

% of total risk rated loans	3.2%	4.0%			4.2%	6.2%			7.4%	10.2%
As of December 31, 2013, total loans with risk ratings of substandard or lower were $153.1 million, or 28.1%, less than 2012, while special mention loans were $56.8 million, or 16.0%, lower. Overall reductions in criticized loans, while not the sole factor for measuring allocations on the above loan types, contributed to a decrease in allocations for impaired loans of $16.0 million, or 20.2%, in 2013.
The following table presents a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings, by class segment, as of December 31:

	Delinquent (1)				Non-performing (2)				Total Past Due
	2013		2012		2013		2012		2013		2012
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$16,029	0.91%	$12,645	0.77%	$16,983	0.96%	$17,204	1.06%	$33,012	1.87%	$29,849	1.83%
Real estate - residential mortgage	23,279	1.74	32,123	2.55	31,347	2.34	34,436	2.74	54,626	4.08	66,559	5.29
Real estate - construction - other	—	—	865	1.25	548	0.80	904	1.31	548	0.80	1,769	2.56
Consumer - direct	3,586	2.70	3,795	2.28	2,391	1.81	3,170	1.90	5,977	4.51	6,965	4.18
Consumer - indirect	3,312	2.20	2,270	1.58	152	0.10	145	0.11	3,464	2.30	2,415	1.69
Total Consumer	6,898	2.44	6,065	1.96	2,543	0.89	3,315	1.07	9,441	3.33	9,380	3.03
Leasing and other and Overdrafts	581	0.62	711	0.82	48	0.05	19	0.02	629	0.67	730	0.84
Total	$46,787	1.32%	$52,409	1.56%	$51,469	1.45%	$55,878	1.67%	$98,256	2.77%	$108,287	3.23%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
As of December 31, 2013, delinquency rates for the above class segments decreased slightly, primarily due to a decrease in residential mortgage delinquencies, partially offset by increases in home equity delinquencies 30 to 89 days past due.

The following table summarizes the allocation of the allowance for loan losses:

	2013		2012		2011		2010		2009
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
	(dollars in thousands)
Real estate - commercial mortgage	$55,659	39.9%	$62,928	38.4%	$85,112	36.8%	$40,831	36.8%	$32,257	35.9%
Commercial - industrial, financial and agricultural	50,330	28.4	60,205	29.7	74,896	31.0	101,436	31.0	96,901	30.9
Real estate - residential mortgage	33,082	10.5	34,536	10.4	22,986	8.3	17,425	8.3	13,704	7.7
Consumer, home equity, leasing & other	34,852	16.7	27,895	16.7	17,321	17.2	14,963	17.2	13,620	17.3
Real estate - construction	12,649	4.5	17,287	4.8	30,066	6.7	58,117	6.7	67,388	8.2
Unallocated	16,208	N/A	21,052	N/A	26,090	N/A	41,499	N/A	32,828	N/A
	$202,780	100.0%	$223,903	100.0%	$256,471	100.0%	$274,271	100.0%	$256,698	100.0%
N/A – Not applicable
Management believes that the $202.8 million allowance for loan losses as of December 31, 2013 is sufficient to cover incurred losses in the loan portfolio. See additional disclosures in Note A, "Summary of Significant Accounting Policies," and Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements and "Critical Accounting Policies," in Management’s Discussion.
Other Assets
Other assets decreased $16.9 million, or 3.0%, to $539.6 million as of December 31, 2013. As of December 31, 2012, the Corporation had $53.2 million of receivables outstanding related to investment securities sales that had not settled at the end of the year. The Corporation had no such receivables outstanding as of December 31, 2013. In addition, prepaid FDIC insurance assessments decreased $23.6 million, as the FDIC refunded $21.0 million in prepaid assessments during 2013, and OREO decreased $11.1 million. These decreases were partially offset by a $50.2 million increase in Tax Credit Investments and an $11.3 million increase in net deferred tax assets, mainly due to an increase in unrealized losses on available for sale investment securities.
Deposits and Borrowings
The following table summarizes the changes in ending deposits, by type:

			Increase (decrease)
	2013	2012	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,283,172	$3,009,966	$273,206	9.1%
Interest-bearing demand	2,945,210	2,755,603	189,607	6.9
Savings	3,344,882	3,335,256	9,626	0.3
Total demand and savings	9,573,264	9,100,825	472,439	5.2
Time deposits	2,917,922	3,383,338	(465,416)	(13.8)
Total deposits	$12,491,186	$12,484,163	$7,023	0.1%
Non-interest bearing demand deposits increased $273.2 million, or 9.1%, primarily due to an increase in business account balances. Interest-bearing demand accounts increased $189.6 million, or 6.9%, due to a $118.2 million, or 7.2%, increase in personal account balances and an $84.5 million, or 8.4%, increase in municipal account balances. The $9.6 million, or 0.3%, increase in savings account balances was due to a $70.5 million, or 3.5%, increase in personal account balances and a $16.6 million, or 2.2%, increase in business account balances, partially offset by a $77.5 million, or 14.0%, decrease in municipal account balances.
The $465.4 million, or 13.8%, decrease in time deposits was in accounts with balances less than $100,000 across most original maturity terms, partially offset by a $172.6 million increase in time deposits with balances of $100,000 or more.

The increase in personal interest-bearing demand and savings account balances resulted from a combination of factors, including the Corporation's promotional efforts, customers' migration away from certificates of deposit and increased savings by customers.
The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	2013	2012	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$175,621	$156,238	$19,383	12.4%
Customer short-term promissory notes	100,572	119,691	(19,119)	(16.0)
Total short-term customer funding	276,193	275,929	264	0.1
Federal funds purchased	582,436	592,470	(10,034)	(1.7)
Short-term FHLB Advances (1)	400,000	—	400,000	N/M
Total short-term borrowings	1,258,629	868,399	390,230	44.9
Long-term debt:
FHLB Advances	513,854	524,817	(10,963)	(2.1)
Other long-term debt	369,730	369,436	294	0.1
Total long-term debt	883,584	894,253	(10,669)	(1.2)
Total borrowings	$2,142,213	$1,762,652	$379,561	21.5%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful
The $390.2 million increase in total short-term borrowings was necessary to meet the funding gap caused by the increase in loans exceeding the increase in total deposits. The $11.0 million, or 2.1%, decrease in FHLB advances was a result of FHLB maturities, which were not replaced with new long-term borrowings.
Other liabilities
Other liabilities increased $33.4 million, or 16.3%, to $238.0 million as of December 31, 2013. The increase in other liabilities was primarily due to a $15.4 million increase in dividends payable to shareholders and $6.2 million of investment securities purchases executed prior to December 31, 2013, but not settled until after December 31, 2013. Also contributing to the increase in other liabilities was an increase in commitments to Tax Credit Investments. These increases were partially offset by an $11.3 million decrease in the funded status of the defined benefit pension plan.
Shareholders’ Equity
Total shareholders’ equity decreased $18.5 million, or 0.9%, to $2.1 billion, or 12.2% of total assets, as of December 31, 2013. The decrease was due primarily to $90.9 million of common stock repurchases, $61.9 million of dividends on shares outstanding and a $52.8 million net increase in after-tax unrealized holding losses on available for sale investment securities, partially offset by $161.8 million of net income.
In January 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase of up to eight million shares, through June 30, 2013. In June 2013, the Corporation announced that its board of directors had extended the timeframe for this stock repurchase program to September 30, 2013. During 2013, the Corporation repurchased 8.0 million shares, completing this repurchase program.
In October 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4 million shares, or approximately 2.1% of its outstanding shares, through March 2014. During the first quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase plan at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2013, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. See also Note K, "Regulatory Matters," in the Notes to Consolidated Financial Statements.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2013	2012	Regulatory Minimum for Capital Adequacy
Total capital (to risk weighted assets)	15.0%	15.6%	8.0%
Tier I capital (to risk weighted assets)	13.1%	13.4%	4.0%
Tier I capital (to average assets)	10.6%	11.0%	4.0%
In July 2013, the FRB approved final rules (the "U.S. Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules are effective for the Corporation beginning on January 1, 2015, and become fully phased in on January 1, 2019.
When fully phased in, the U.S. Basel III Capital Rules will require the Corporation and its bank subsidiaries to:

•	Meet a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a Tier 1 capital ratio of 6.00% of risk-weighted assets;

•	Continue to require the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio of 4.00% of average assets;

•
Maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses as a result of which certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of the Corporation's size.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and resulting in higher risk weights for a variety of asset categories.
As of December 31, 2013 the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases.
The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2013:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$9,573,264	$—	$—	$—	$9,573,264
Time deposits (2)	1,860,872	798,223	175,267	83,560	2,917,922
Short-term borrowings (3)	1,258,629	—	—	—	1,258,629
Long-term debt (3)	6,091	381,555	314,892	181,046	883,584
Operating leases (4)	16,598	30,372	24,123	60,435	131,528
Purchase obligations (5)	20,391	31,563	11,817	—	63,771
Uncertain tax positions (6)	1,651	—	—	—	1,651

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in Note H, "Deposits," in the Notes to Consolidated Financial Statements.

(3)	See additional information regarding borrowings in Note I, "Short-Term Borrowings and Long-Term Debt," in the Notes to Consolidated Financial Statements.

(4)	See additional information regarding operating leases in Note P, "Leases," in the Notes to Consolidated Financial Statements.

(5)	Includes information technology, telecommunication and data processing outsourcing contracts.

(6)	Includes accrued interest. See additional information related to uncertain tax positions in Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.
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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2013 (in thousands):

Commercial and other	$2,773,415
Home equity	1,245,589
Commercial mortgage and construction	360,574
Total commitments to extend credit	$4,379,578

Standby letters of credit	$391,445
Commercial letters of credit	36,344
Total letters of credit	$427,789

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2013, the Corporation’s equity investments consisted of $40.6 million of common stocks of publicly traded financial institutions and $5.6 million of other equity investments. The equity investments most susceptible to market price risk are the financial institutions stocks, which had a cost basis of $28.5 million and a fair value of $40.6 million as of December 31, 2013, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $29.3 million. The fair value of this investment accounted for 72.1% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, gross unrealized gains and gross unrealized losses in this portfolio were approximately $12.2 million and $66,000, respectively, as of December 31, 2013.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
Another source of equity market price risk is the Corporation's $65.0 million investment in FHLB stock, which the Corporation is required to own in order to borrow from the FHLB. FHLBs obtain funding primarily through the issuance of consolidated obligations of the FHLB system. The U.S. government does not guarantee these obligations, and each of the FHLB banks is, generally, jointly and severally liable for repayment of each others' debt. The financial stress on the FHLB system resulting from the recent economic crisis appears to have abated, and the New York, Pittsburgh and Atlanta regional banks within the FHLB system, of which the Corporation is a member, have resumed redemptions of capital stock and dividend payments.
Finally, the Corporation’s investment management and trust services income may be impacted by fluctuations in the equity markets. A portion of this revenue is based on the value of the underlying investment portfolios, many of which include equity investments. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets in general or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in financial markets.
Debt Security Market Price Risk
Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of U.S. government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, U.S. government debt securities, auction rate securities and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.
Municipal Securities
As of December 31, 2013, the Corporation owned $284.8 million of municipal securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of December 31, 2013, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 84% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Securities
As of December 31, 2013, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $172.3 million and a fair value of $159.3 million.

ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of December 31, 2013, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2013, approximately $151 million, or 95%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $104 million, or 65%, AA rated. Approximately $8 million, or 5%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $5 million, or 61%, of the loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $155 million, or 98%, of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2013, all ARCs were current and making scheduled interest payments.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of December 31, 2013:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$47,481	$40,531
Subordinated debt	47,405	50,327
Pooled trust preferred securities	2,997	5,306
Corporate debt securities issued by financial institutions	$97,883	$96,164

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $7.0 million as of December 31, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2013, 2012 or 2011. The Corporation held six single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $11.3 million as of December 31, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million as of December 31, 2013 were not rated by any ratings agency.
The Corporation held eight pooled trust preferred securities as of December 31, 2013. Each of these securities, with a total amortized cost of $3.0 million and an estimated fair value of $5.3 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of these securities, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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
During 2013, the Corporation recorded $97,000 of other-than-temporary impairment charges for pooled trust preferred securities. Additional impairment charges for corporate debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments.

See Note C, "Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities, and see Note R, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.
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
The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO), consisting of key financial and senior management personnel, meets on a regular basis. The ALCO is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions.
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
The consolidated statements of cash flows provide details related to the sources and uses of cash. The Corporation generated $301.6 million in cash from operating activities during 2013, mainly due to net income, as adjusted for non-cash charges, including the provision for credit losses and depreciation and amortization. Also contributing to the increase in cash from operating activities was the proceeds received from the sales of mortgage loans in excess of cash used from originations. Investing activities resulted in a net cash outflow of $598.7 million in 2013 due mainly to a net increase in loans. Financing activities resulted in a net cash inflow of $259.4 million in 2013 due to a net increase in demand and savings deposits and short-term borrowings, partially offset by cash outflows from a decrease in time deposits, acquisitions of treasury stock and dividends paid to shareholders.
Liquidity must also be managed at the Fulton Financial Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. The Corporation meets its cash needs mainly through dividends from subsidiary banks. Secondary sources of liquidity include loans from subsidiary banks and external borrowings. Management continuously monitors liquidity and capital needs and will implement appropriate strategies, as necessary, to meet regulatory and business requirements.
As of December 31, 2013, liquid assets (defined as cash and due from banks, short-term investments, deposits in other financial institutions, Federal funds sold, loans held for sale and securities available for sale) totaled $2.8 billion, or 16.6% of total assets, as compared to $3.0 billion, or 18.4% of total assets, as of December 31, 2012.

The following table presents the expected maturities of available for sale investment securities, at estimated fair value, as of December 31, 2013 and the weighted average yields of such securities (calculated based on historical cost):

	MATURING
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$525	0.14%	$—	—%	$—	—%	$—	—%
U.S. Government sponsored agency securities	—	—	106	1.49	46	1.37	574	0.81
State and municipal (1)	30,666	2.47	22,867	5.40	196,629	5.49	34,687	6.62
Auction rate securities (2)	—	—	—	—	—	—	159,274	1.69
Corporate debt securities	655	2.43	44,338	4.39	6,089	3.70	47,667	2.58
Total	$31,846	2.43%	$67,311	4.73%	$202,764	5.43%	$242,202	2.52%
Collateralized mortgage obligations (3)	$1,032,398	1.94%
Mortgage-backed securities (3)	$945,712	2.61%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.

(2)	Maturities of auction rate securities are based on contractual maturities.

(3)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, all balances and weighted average rates are shown in one period. As of December 31, 2013, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.

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

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types subject to changes in interest rates as of December 31, 2013:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$897,277	$1,700,557	$406,505	$3,004,339
Fixed rate	284,302	259,979	79,800	624,081
Total	$1,181,579	$1,960,536	$486,305	$3,628,420
Real estate – mortgage (1):
Adjustable and floating rate	$1,118,712	$3,066,632	$1,906,593	$6,091,937
Fixed rate	487,132	955,488	668,942	2,111,562
Total	$1,605,844	$4,022,120	$2,575,535	$8,203,499
Real estate – construction:
Adjustable and floating rate	$174,792	$154,676	$103,481	$432,949
Fixed rate	73,449	23,977	43,297	140,723
Total	$248,241	$178,653	$146,778	$573,672

(1)	Includes commercial mortgages, residential mortgages and home equity loans.

Contractual maturities of time deposits of $100,000 or more outstanding as of December 31, 2013 were as follows (in thousands):

Three months or less	$199,590
Over three through six months	200,869
Over six through twelve months	314,840
Over twelve months	375,378
Total	$1,090,677

The Corporation maintains liquidity sources in the form of demand and savings deposits, time deposits, repurchase agreements and short-term promissory notes. Additional liquidity can generally be obtained from these sources, if necessary, by increasing interest rates. The positive impact to liquidity resulting from higher interest rates could have a detrimental impact on the net interest margin and net income if rates on interest-earning assets do not have a corresponding increase.
Borrowing availability with the FHLB and Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2013, the Corporation had $513.9 million of term advances outstanding from the FHLB with an additional borrowing capacity of approximately $1.7 billion under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

As of December 31, 2013, the Corporation had aggregate availability under Federal funds lines of $1.6 billion, with $582.4 million of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2013 and 2012, the Corporation had $2.0 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table provides information about the Corporation's interest rate sensitive financial instruments as of December 31, 2013. The table presents expected cash flows and weighted average rates for each of the Corporation’s significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation's financial instruments are classified as trading. All dollars amounts are in thousands.

	Expected Maturity Period							Estimated Fair Value
	2014	2015	2016	2017	2018	Beyond	Total
Fixed rate loans (1)	$1,041,701	$504,759	$375,127	$366,056	$226,072	$696,610	$3,210,325	$3,204,624
Average rate	3.97%	4.52%	4.37%	4.60%	4.21%	4.05%	4.21%
Floating rate loans (1) (2)	2,195,289	1,421,509	1,154,186	989,919	1,390,154	2,416,793	9,567,850	9,480,105
Average rate	3.83%	4.09%	4.10%	4.08%	3.89%	4.08%	4.00%
Fixed rate investments (3)	387,362	308,732	261,873	242,972	197,245	951,845	2,350,029	2,316,771
Average rate	2.55%	2.63%	2.64%	2.80%	2.72%	2.86%	2.74%
Floating rate investments (3)	—	48	177,246	4,955	59	41,951	224,259	205,462
Average rate	—	1.39%	2.15%	0.92%	2.18%	1.48%	2.00%
Other interest-earning assets (4)	185,339	—	—	—	—	—	185,339	241,811
Average rate	0.13%	—	—	—	—	—	0.09%
Total	$3,809,691	$2,235,048	$1,968,432	$1,603,902	$1,813,530	$4,107,199	$15,537,802	$15,448,773
Average rate	3.56%	3.98%	3.78%	4.00%	3.80%	3.69%	3.75%

Fixed rate deposits (5)	$1,533,182	$526,686	$251,262	$93,414	$64,926	$29,554	$2,499,024	$2,512,388
Average rate	0.63%	1.32%	1.21%	1.40%	1.58%	1.83%	0.90%
Floating rate deposits (6)	4,812,438	714,534	380,373	347,505	328,339	125,801	6,708,990	6,705,078
Average rate	0.08%	0.05%	0.05%	0.06%	0.06%	0.10%	0.07%
Fixed rate borrowings (7)	7,542	145,725	236,595	315,494	518	161,214	867,088	866,949
Average rate	4.71%	4.60%	4.00%	4.85%	4.68%	6.18%	4.82%
Floating rate borrowings (8)	1,258,629	—	—	—	—	16,496	1,275,125	1,267,664
Average rate	0.10%	—	—	—	—	2.38%	0.13%
Total	$7,611,791	$1,386,945	$868,230	$756,413	$393,783	$333,065	$11,350,227	$11,352,079
Average rate	0.20%	1.01%	1.46%	2.23%	0.32%	3.31%	0.63%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $4.0 million of overdraft balances.

(2)	Line of credit amounts are based on historical cash flow assumptions, with an average life of approximately 5 years.

(3)
Amounts are based on contractual maturities; adjusted for expected prepayments on mortgage-backed securities and collateralized mortgage obligations and expected calls on agency and municipal securities. Excludes equity securities, as such investments do not have maturity dates.

(4)	Excludes Federal Reserve Bank and FHLB stock as such restricted investments do not have maturity dates.

(5)	Amounts are based on contractual maturities of time deposits.

(6)	Estimated based on history of deposit flows.

(7)	Amounts are based on contractual maturities of debt instruments, adjusted for possible calls. Amounts also include junior subordinated deferrable interest debentures.

(8)
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
Included within the $9.6 billion of floating rate loans above are $3.7 billion of loans, or 39.0% of the total, that float with the prime interest rate, $1.7 billion, or 17.6%, of loans which float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $4.2 billion, or 43.4%, of adjustable rate loans. The $4.2 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, as of December 31, 2013, stratified by the period until their next repricing:

Fixed Rate Term	Percent of Total Adjustable Rate Loans
One year	30.1%
Two years	17.1
Three years	16.0
Four years	13.5
Five years	14.1
Greater than five years	9.2
As of December 31, 2013, approximately $5.8 billion of loans had interest rate floors, with approximately $3.1 billion priced at their interest rate floor. Of this total, approximately $3.0 billion are scheduled to reprice during the next twelve months. The weighted average interest rate increase that would be necessary for these loans to begin repricing to higher rates was approximately 0.64%.
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations is based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of December 31, 2013, the cumulative six-month ratio of RSA/RSL was 1.05.
Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period.
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $37.7 million	+ 7.4%
+200 bp	+ $22.0 million	+ 4.3%
+100 bp	+ $ 6.5 million	+ 1.3%
–100 bp	– $19.1 million	– 3.7%

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of December 31, 2013, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2013	2012
Assets
Cash and due from banks	$218,540	$256,300
Interest-bearing deposits with other banks	163,988	173,257
Federal Reserve Bank and Federal Home Loan Bank stock	84,173	71,702
Loans held for sale	21,351	67,899
Investment securities:
Held to maturity (estimated fair value of $319 in 2012)	—	292
Available for sale	2,568,434	2,720,790
Loans, net of unearned income	12,782,220	12,146,971
Allowance for loan losses	(202,780)	(223,903)
Net Loans	12,579,440	11,923,068
Premises and equipment	226,021	227,723
Accrued interest receivable	44,037	45,786
Goodwill and intangible assets	533,076	535,563
Other assets	495,574	510,717
Total Assets	$16,934,634	$16,533,097
Liabilities
Deposits:
Noninterest-bearing	$3,283,172	$3,009,966
Interest-bearing	9,208,014	9,474,197
Total Deposits	12,491,186	12,484,163
Short-term borrowings:
Federal funds purchased	582,436	592,470
Other short-term borrowings	676,193	275,929
Total Short-Term Borrowings	1,258,629	868,399
Accrued interest payable	15,218	19,330
Other liabilities	222,830	185,296
Federal Home Loan Bank advances and long-term debt	883,584	894,253
Total Liabilities	14,871,447	14,451,441
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 217.8 million shares issued in 2013 and 216.8 million shares issued in 2012	544,568	542,093
Additional paid-in capital	1,432,974	1,426,267
Retained earnings	463,843	363,937
Accumulated other comprehensive (loss) income	(37,341)	5,675
Treasury stock, 25.2 million shares in 2013 and 17.6 million shares in 2012	(340,857)	(256,316)
Total Shareholders’ Equity	2,063,187	2,081,656
Total Liabilities and Shareholders’ Equity	$16,934,634	$16,533,097

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2013	2012	2011
Interest Income
Loans, including fees	$540,667	$564,616	$596,390
Investment securities:
Taxable	54,321	67,349	80,184
Tax-exempt	9,475	10,362	12,039
Dividends	1,411	1,275	1,284
Loans held for sale	1,551	2,064	1,958
Other interest income	2,264	1,830	1,843
Total Interest Income	609,689	647,496	693,698
Interest Expense
Deposits	36,770	56,895	83,083
Short-term borrowings	2,420	1,068	746
Long-term debt	43,305	45,205	49,709
Total Interest Expense	82,495	103,168	133,538
Net Interest Income	527,194	544,328	560,160
Provision for credit losses	40,500	94,000	135,000
Net Interest Income After Provision for Credit Losses	486,694	450,328	425,160
Non-Interest Income
Service charges on deposit accounts	55,470	61,502	58,078
Investment management and trust services	41,706	38,239	36,483
Other service charges and fees	36,957	44,345	47,482
Mortgage banking income	30,656	44,600	25,674
Gain on sale of Global Exchange	—	6,215	—
Other	14,871	18,485	15,215
Investment securities gains, net:
Other-than-temporary impairment losses	(202)	(1,107)	(1,997)
Less: Portion of loss (gain) recognized in other comprehensive loss (before taxes)	78	298	(913)
Net other-than-temporary impairment losses	(124)	(809)	(2,910)
Net gains on sales of investment securities	8,128	3,835	7,471
Investment securities gains, net	8,004	3,026	4,561
Total Non-Interest Income	187,664	216,412	187,493
Non-Interest Expense
Salaries and employee benefits	253,240	243,915	227,435
Net occupancy expense	46,944	44,663	44,003
Other outside services	18,856	17,752	10,421
Data processing	16,555	14,936	13,544
Equipment expense	15,419	14,243	12,870
Professional fees	13,150	11,522	12,159
FDIC insurance expense	11,605	11,996	14,480
Software	11,560	9,520	8,400
Operating risk loss	9,290	9,454	1,328
Marketing	7,705	8,240	9,667
Other real estate owned and repossession expense	7,364	11,182	9,578
Telecommunications	7,362	6,884	8,119
Intangible amortization	2,438	3,031	4,257
FHLB advances prepayment penalty	—	3,007	—
Other	39,945	38,949	39,981
Total Non-Interest Expense	461,433	449,294	416,242
Income Before Income Taxes	212,925	217,446	196,411
Income taxes	51,085	57,601	50,838
Net Income	$161,840	$159,845	$145,573

Per Share:
Net Income (Basic)	$0.84	$0.80	$0.73
Net Income (Diluted)	0.83	0.80	0.73
Cash Dividends	0.32	0.30	0.20

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2013	2012	2011
Net Income	$161,840	$159,845	$145,573
Other Comprehensive Income (Loss), net of tax:
Unrealized (loss) gain on securities	(49,607)	1,569	8,768
Reclassification adjustment for securities gains included in net income	(5,203)	(1,967)	(2,964)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	1,977	1,330	240
Unrealized gain on derivative financial instruments	136	136	136
Unrecognized pension and postretirement income (cost)	8,369	(4,207)	(10,672)
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	1,312	859	(48)
Other Comprehensive Loss	(43,016)	(2,280)	(4,540)
Total Comprehensive Income	$118,824	$157,565	$141,033

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2010	199,050	$538,492	$1,420,127	$158,453	$12,495	$(249,178)	$1,880,389
Net income				145,573			145,573
Other comprehensive loss					(4,540)		(4,540)
Stock issued, including related tax benefits	1,114	1,894	(649)			5,590	6,835
Stock-based compensation awards			4,249				4,249
Common stock cash dividends - $0.20 per share				(39,967)			(39,967)
Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				159,845			159,845
Other comprehensive loss					(2,280)		(2,280)
Stock issued, including related tax benefits	1,176	1,707	(2,294)			7,631	7,044
Stock-based compensation awards			4,834				4,834
Acquisition of treasury stock	(2,115)					(20,359)	(20,359)
Common stock cash dividends - $0.30 per share				(59,967)			(59,967)
Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				161,840			161,840
Other comprehensive loss					(43,016)		(43,016)
Stock issued, including related tax benefits	1,427	2,475	1,377			6,386	10,238
Stock-based compensation awards			5,330				5,330
Acquisition of treasury stock	(8,000)					(90,927)	(90,927)
Common stock cash dividends - $0.32 per share				(61,934)			(61,934)
Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$161,840	$159,845	$145,573
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40,500	94,000	135,000
Depreciation and amortization of premises and equipment	25,911	22,575	21,081
Net amortization of investment security premiums	10,002	12,151	6,022
Deferred income tax expense	11,825	17,007	4,378
Investment securities gains, net	(8,004)	(3,026)	(4,561)
Gains on sales of mortgage loans	(24,609)	(46,310)	(22,207)
Proceeds from sales of mortgage loans held for sale	1,424,896	1,825,562	1,228,668
Originations of mortgage loans held for sale	(1,353,739)	(1,800,142)	(1,160,516)
Amortization of intangible assets	2,438	3,031	4,257
Gain on sale of Global Exchange	—	(6,215)	—
Stock-based compensation	5,330	4,834	4,249
Excess tax benefits from stock-based compensation	(302)	(39)	—
Decrease in accrued interest receivable	1,749	5,312	2,743
Decrease in other assets	37,236	15,791	32,581
Decrease in accrued interest payable	(4,112)	(6,356)	(7,647)
Decrease in other liabilities	(29,344)	(3,508)	(18,427)
Total adjustments	139,777	134,667	225,621
Net cash provided by operating activities	301,617	294,512	371,194
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	267,023	244,312	427,934
Proceeds from maturities of securities held to maturity	103	390	454
Proceeds from maturities of securities available for sale	637,851	878,721	667,171
Purchase of securities held to maturity	—	(346)	(29)
Purchase of securities available for sale	(776,352)	(1,127,394)	(984,172)
(Increase) decrease in short-term investments	(3,202)	12,853	(128,106)
Net cash received from sale of Global Exchange	—	11,834	—
Net increase in loans	(699,961)	(302,486)	(190,101)
Net purchases of premises and equipment	(24,209)	(38,024)	(25,339)
Net cash used in investing activities	(598,747)	(320,140)	(232,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	472,439	579,759	754,392
Net decrease in time deposits	(465,416)	(630,612)	(616,018)
Increase (decrease) in short-term borrowings	390,230	271,366	(77,044)
Additions to long-term debt	—	5,700	25,000
Repayments of long-term debt	(10,669)	(151,596)	(104,610)
Net proceeds from issuance of common stock	9,936	7,005	6,835
Excess tax benefits from stock-based compensation	302	39	—
Dividends paid	(46,525)	(71,972)	(33,917)
Acquisition of treasury stock	(90,927)	(20,359)	—
Net cash provided by (used in) financing activities	259,370	(10,670)	(45,362)
Net (Decrease) Increase in Cash and Due From Banks	(37,760)	(36,298)	93,644
Cash and Due From Banks at Beginning of Year	256,300	292,598	198,954
Cash and Due From Banks at End of Year	$218,540	$256,300	$292,598
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$86,607	$109,524	$141,185
Income taxes	32,605	30,985	20,920

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
Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amount of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Corporation evaluates subsequent events through the date of the filing of this report with the Securities and Exchange Commission (SEC).

Federal Reserve Bank and Federal Home Loan Bank (FHLB) Stock: Certain of the Corporation's wholly owned banking subsidiaries are members of the Federal Reserve Bank and FHLB and are required by federal law to hold stock in these institutions according to predetermined formulas. These restricted investments are carried at cost on the consolidated balance sheets and are periodically evaluated for impairment.

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
Impaired debt securities are determined to be other-than-temporarily impaired if the Corporation concludes at the balance sheet date that it has the intent to sell, or believes it will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. Credit losses on other-than-temporarily impaired debt securities are recorded through earnings, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost. Non-credit related other-than-temporary impairment charges are recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or expected requirement to sell the impaired debt security before a recovery of its amortized cost basis.
Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale, which are carried at fair value, as detailed below. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.
In general, a loan is placed on non-accrual status once it becomes 90 days delinquent as to principal or interest. In certain cases a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection. The Corporation generally applies payments received on non-accruing loans to principal until such time as the principal is paid off, after which time any payments received are recognized as interest income. If the Corporation believes that all amounts outstanding on a non-accrual loan will ultimately be collected, payments received subsequent to its classification as a non-accrual loan are allocated between interest income and principal.

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
Loans and lease financing receivables deemed to be a loss are written off through a charge against the allowance for credit losses. Closed-end consumer loans are generally charged off when they become 120 days past due (180 days for open-end consumer loans) if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Principal recoveries of loans previously charged off are recorded as increases to the allowance for credit losses. Past due status is determined based on contractual due dates for loan payments.
Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are deferred and amortized over the life of the loan as an adjustment to interest income generally using the effective yield method. For mortgage loans sold, the net amount is included in the gain or loss on the sale of the related loan.
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
Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan.

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

•
Special Mention: These loans constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

•
Substandard or Lower: These loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The Corporation does not assign internal risk ratings for smaller balance, homogeneous loans, such as home equity, residential mortgage, consumer, lease receivables and construction loans to individuals secured by residential real estate. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the various delinquency status categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration.
The Corporation’s allowance for loan losses includes: 1) specific allowances allocated to impaired loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification (FASB ASC) Section 310-10-35; and 2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing TDRs. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans to borrowers with total outstanding loans greater than $1.0 million are evaluated individually for impairment. Impaired loans with to borrowers with total outstanding loans less than $1.0 million are pooled and measured for impairment collectively.
All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2013 and 2012, substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by certified third-party appraisers, discounted to arrive at expected sale prices, net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; environmental factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated third-party appraisals for impaired loans secured predominately by real estate every 12 months.

As of December 31, 2013 and 2012, approximately 79% and 68%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using third-party appraisals that had been updated within the preceding 12 months.
When updated appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated a strong loan-to-value position and, in the opinion of the Corporation's internal loan evaluation staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.
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

The Corporation calculates allowance allocation needs for loans measured under FASB ASC Subtopic 450-20 through the following procedures:

•
The loans are segmented into pools with similar characteristics, as noted above. Commercial loans, commercial mortgages and construction loans to commercial borrowers are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.

•
A loss rate is calculated for each pool through a regression analysis of historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss given default.

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
MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined through a discounted cash flows valuation completed by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established through a charge against servicing income, included as a component of mortgage banking income on the consolidated statements of income. If subsequent valuations indicate that impairment no longer exists, the valuation allowance is reduced through an increase to servicing income.
Derivative Financial Instruments: The Corporation manages its exposure to certain interest rate and foreign currency risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and none are entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair values recognized in earnings as components of non-interest income and non-interest expense on the consolidated statements of income.

Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages counterparty credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when appropriate.
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
Interest Rate Swaps
The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments that are recorded at their fair values within other assets and liabilities on the consolidated balance sheets. Changes in fair value during the period are recorded within other non-interest expense on the consolidated statements of income.
Foreign Exchange Contracts
The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. The Corporation offsets its foreign exchange contract exposure with customers by entering into contracts with third-party correspondent financial institutions to mitigate its exposure to fluctuations in foreign currency exchange rates. The Corporation also holds certain amounts of foreign currency with international correspondent banks. The Corporation's policy limits the total net foreign currency open positions, which includes all outstanding contracts and foreign account balances, to $500,000. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair value during the period recorded within other service charges and fees on the consolidated statements of income.
Balance Sheet Offsetting: Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements.
The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default.
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
The Corporation accounts for uncertain tax positions by applying a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. Recognition and measurement of tax positions is based on management’s evaluations of relevant tax code and appropriate industry information about audit proceedings for comparable positions at other organizations. Virtually all of the Corporation’s unrecognized tax benefits relate to positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations or through settlements of positions with the tax authorities.
Stock-Based Compensation: The Corporation grants equity awards to employees under its Amended and Restated Equity and Cash Incentive Compensation Plan (Employee Option Plan). Such awards are in the form of stock options or restricted stock. Employees may purchase shares of the Corporation’s common stock under the Corporation's Employee Stock Purchase Plan (ESPP). The Corporation also grants stock or restricted stock to non-employee members of the board of directors under its 2011 Directors' Equity Participation Plan (Directors' Plan).
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
Net Income Per Share: Basic net income per common share is calculated as net income divided by the weighted average number of shares outstanding.
Diluted net income per common share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options and restricted stock.
A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2013	2012	2011
	(in thousands)
Weighted average common shares outstanding (basic)	193,334	199,067	198,912
Impact of common stock equivalents	1,020	972	746
Weighted average common shares outstanding (diluted)	194,354	200,039	199,658

In 2013, 2012 and 2011, 3.6 million, 5.2 million and 5.2 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.
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
Goodwill is not amortized to expense, but is tested for impairment at least annually. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment test, the Corporation concluded that there was no impairment in 2013, 2012 or 2011. See Note F, "Goodwill and Intangible Assets," for additional details.

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
The Corporation has made certain Tax Credit Investments under various Federal programs that promote investment in low and moderate income housing and local economic development. Tax Credit Investments are amortized under the effective yield method over the life of the Federal income tax credits generated as a result of such investments, generally six to ten years. As of December 31, 2013 and 2012, the Corporation’s Tax Credit Investments, included in other assets on the consolidated balance sheets, totaled $169.6 million and $119.4 million, respectively. The net income tax benefit associated with these investments was $10.3 million, $9.6 million and $8.5 million in 2013, 2012 and 2011, respectively. None of the Corporation’s Tax Credit Investments were consolidated based on FASB ASC Topic 810 as of December 31, 2013 or 2012.
Fair Value Measurements: FASB ASC Topic 820 establishes a fair value hierarchy for the inputs to valuation techniques used to measure assets and liabilities at fair value using the following three categories (from highest to lowest priority):

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
New Accounting Standards: In July 2013, the FASB issued Accounting Standards Update 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASC Update 2013-11 generally require an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss. ASC Update 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. For the Corporation, this standards update is effective with its March 31, 2014 quarterly report on Form 10-Q. The adoption of ASC Update 2013-11 is not expected to have a material impact on the Corporation's consolidated financial statements.
In December 2013, the FASB issued Accounting Standards Update 2013-12, "Definition of a Public Business Entity - An Addition to the Master Glossary." ASC Update 2013-12 amends the Master Glossary of the FASB ASC to include one definition of public business entity and identifies the types of business entities that are excluded from the scope of the FASB's private company decision-making framework. ASC Update 2013-12 does not have an effective date, but the term "public business entity" will be used in all future ASC updates. The Corporation meets the definition of a public business entity, and the adoption of ASC Update 2013-12 did not have a significant impact on the Corporation's consolidated financial statements.
In January 2014, the FASB issued Accounting Standards Update 2014-01, "Accounting for Investments in Qualified Affordable
Housing Projects." ASC Update 2014-01provides guidance on accounting for investments made by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. ASC Update 2014-01 is effective for public business entities' interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-01 is not expected to have a material impact on the Corporation's consolidated financial statements.
In January 2014, the FASB issued Accounting Standards Update 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASC Update 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASC Update 2014-04 is effective for public business entities' interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-04 is not expected to have a material impact on the Corporation's consolidated financial statements.
Reclassifications: Certain amounts in the 2012 and 2011 consolidated financial statements and notes have been reclassified to conform to the 2013 presentation.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amounts of such reserves as of December 31, 2013 and 2012 were $93.1 million and $101.8 million, respectively.

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2013 Available for Sale
Equity securities	$33,922	$12,355	$(76)	$46,201
U.S. Government securities	525	—	—	525
U.S. Government sponsored agency securities	720	7	(1)	726
State and municipal securities	281,810	6,483	(3,444)	284,849
Corporate debt securities	100,468	5,685	(7,404)	98,749
Collateralized mortgage obligations	1,069,138	8,036	(44,776)	1,032,398
Mortgage-backed securities	949,328	13,881	(17,497)	945,712
Auction rate securities	172,299	234	(13,259)	159,274
	$2,608,210	$46,681	$(86,457)	$2,568,434
2012 Held to Maturity
Mortgage-backed securities	$292	$27	$—	$319

2012 Available for Sale
Equity securities	$45,530	$5,016	$(918)	$49,628
U.S. Government securities	325	—	—	325
U.S. Government sponsored agency securities	2,376	21	—	2,397
State and municipal securities	301,842	13,763	(86)	315,519
Corporate debt securities	112,162	7,858	(7,178)	112,842
Collateralized mortgage obligations	1,195,234	16,008	(123)	1,211,119
Mortgage-backed securities	847,790	31,831	—	879,621
Auction rate securities	174,026	—	(24,687)	149,339
	$2,679,285	$74,497	$(32,992)	$2,720,790

Securities carried at $1.7 billion and $1.8 billion as of December 31, 2013 and 2012 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

Available for sale equity securities include common stocks of financial institutions ($40.6 million at December 31, 2013 and $44.2 million at December 31, 2012) and other equity investments ($5.6 million at December 31, 2013 and $5.4 million at December 31, 2012).
As of December 31, 2013, the financial institutions stock portfolio had a cost basis of $28.5 million and a fair value of $40.6 million, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $29.3 million. This investment accounted for 72.1% of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in the financial institutions stock portfolio exceeded 5% of the portfolio's fair value.

The amortized cost and estimated fair value of debt securities as of December 31, 2013, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$31,717	$31,846
Due from one year to five years	63,649	67,311
Due from five years to ten years	200,862	202,764
Due after ten years	259,594	242,202
	555,822	544,123
Collateralized mortgage obligations	1,069,138	1,032,398
Mortgage-backed securities	949,328	945,712
	$2,574,288	$2,522,233
The following table presents information related to gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other- than- temporary Impairment Losses	Net Gains (Losses)
	(in thousands)
2013:
Equity securities	$3,787	$(28)	$(27)	$3,732
Debt securities	4,391	(22)	(97)	4,272
Total	$8,178	$(50)	$(124)	$8,004
2012:
Equity securities	$1,215	$—	$(356)	$859
Debt securities	2,620	—	(453)	2,167
Total	$3,835	$—	$(809)	$3,026
2011:
Equity securities	$835	$—	$(1,212)	$(377)
Debt securities	6,655	(19)	(1,698)	4,938
Total	$7,490	$(19)	$(2,910)	$4,561
The following table presents a summary of other-than-temporary impairment charges recorded as decreases to investment securities gains on the consolidated statements of income, by investment security type:

	2013	2012	2011
	(in thousands)
Equity securities - financial institution stocks	$27	$356	$1,212
Pooled trust preferred securities	97	19	1,406
Auction rate securities	—	434	292
Total debt securities	97	453	1,698
Total other-than-temporary impairment charges	$124	$809	$2,910

Other-than-temporary impairment charges related to financial institutions stocks were due to the severity and duration of the declines in fair values of certain bank stock holdings, in conjunction with management’s evaluation of the near-term prospects of each specific issuer. The credit related other-than-temporary impairment charges for debt securities were determined based on expected cash flows models.

The following table presents changes in the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities still held by the Corporation at December 31:

	2013	2012	2011
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of year	$(23,079)	$(22,781)	$(27,560)
Additions for credit losses recorded which were not previously recognized as components of earnings	(97)	(453)	(1,698)
Reductions for securities sold	2,468	—	6,400
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	17	155	77
Balance of cumulative credit losses on debt securities, end of year	$(20,691)	$(23,079)	$(22,781)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$—	$—	$48	$(1)	$48	$(1)
State and municipal securities	57,360	(3,132)	3,203	(312)	60,563	(3,444)
Corporate debt securities	7,473	(236)	37,642	(7,168)	45,115	(7,404)
Collateralized mortgage obligations	732,774	(42,837)	21,070	(1,939)	753,844	(44,776)
Mortgage-backed securities	669,546	(17,497)	—	—	669,546	(17,497)
Auction rate securities	—	—	157,806	(13,259)	157,806	(13,259)
Total debt securities	1,467,153	(63,702)	219,769	(22,679)	1,686,922	(86,381)
Equity securities	—	—	903	(76)	903	(76)
	$1,467,153	$(63,702)	$220,672	$(22,755)	$1,687,825	$(86,457)

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the declines in market values of state and municipal securities, collateralized mortgage obligations and mortgage-backed securities are attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation did not consider those investments to be other-than-temporarily impaired as of December 31, 2013.
The unrealized holding losses on student loan auction rate securities, also known as auction rate certificates (ARCs) are attributable to liquidity issues resulting from the failure of periodic auctions. As of December 31, 2013, approximately $151 million, or 95%, of the ARCs were rated above investment grade, with approximately $8 million, or 5%, AAA rated and $104 million, or 65%, AA rated. Approximately $8 million, or 5%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $5 million, or 61%, of the loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $155 million, or 98%, of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of December 31, 2013, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $159.3 million were not subject to any other-than-temporary impairment charges as of December 31, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$47,481	$40,531	$56,834	$51,656
Subordinated debt	47,405	50,327	47,286	51,747
Pooled trust preferred securities	2,997	5,306	5,530	6,927
Corporate debt securities issued by financial institutions	97,883	96,164	109,650	110,330
Other corporate debt securities	2,585	2,585	2,512	2,512
Available for sale corporate debt securities	$100,468	$98,749	$112,162	$112,842

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $7.0 million as of December 31, 2013. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2013, 2012 or 2011. The Corporation held six single-issuer trust preferred securities that were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $11.3 million as of December 31, 2013. The majority of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million as of December 31, 2013 were not rated by any ratings agency.
The Corporation held eight pooled trust preferred securities, as of December 31, 2013, with an amortized cost of $3.0 million and an estimated fair value of $5.3 million, that were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. For each of these securities, the class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

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
Based on management's evaluations, corporate debt securities with a fair value of $98.7 million were not subject to any additional other-than-temporary impairment charges as of December 31, 2013. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE D – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2013	2012
	(in thousands)
Real estate – commercial mortgage	$5,101,922	$4,664,426
Commercial – industrial, financial and agricultural	3,628,420	3,612,065
Real estate – home equity	1,764,197	1,632,390
Real estate – residential mortgage	1,337,380	1,257,432
Real estate – construction	573,672	584,118
Consumer	283,124	309,864
Leasing and other	99,256	75,521
Overdrafts	4,045	18,393
Loans, gross of unearned income	12,792,016	12,154,209
Unearned income	(9,796)	(7,238)
Loans, net of unearned income	$12,782,220	$12,146,971

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $149.1 million and $118.8 million as of December 31, 2013 and 2012, respectively. During 2013, additions totaled $46.3 million and repayments and other changes in related-party loans totaled $16.0 million.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.9 billion and $4.5 billion as of December 31, 2013 and 2012, respectively.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2013	2012	2011
	(in thousands)
Allowance for loan losses	$202,780	$223,903	$256,471
Reserve for unfunded lending commitments	2,137	1,536	1,706
Allowance for credit losses	$204,917	$225,439	$258,177

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2013	2012	2011
	(in thousands)
Balance at beginning of year	$225,439	$258,177	$275,498
Loans charged off	(80,212)	(140,366)	(161,333)
Recoveries of loans previously charged off	19,190	13,628	9,012
Net loans charged off	(61,022)	(126,738)	(152,321)
Provision for credit losses	40,500	94,000	135,000
Balance at end of year	$204,917	$225,439	$258,177

The following table presents the activity in the allowance for loan losses, by portfolio segment, for the years ended December 31, and loans, net of unearned income, and their related allowance for loan losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)
Balance at December 31, 2011	$85,112	$74,896	$12,841	$22,986	$30,066	$2,083	$2,397	$26,090	$256,471
Loans charged off	(51,988)	(41,868)	(10,147)	(4,509)	(26,250)	(3,323)	(2,281)	—	(140,366)
Recoveries of loans previously charged off	3,371	4,282	704	459	2,814	1,107	891	—	13,628
Net loans charged off	(48,617)	(37,586)	(9,443)	(4,050)	(23,436)	(2,216)	(1,390)	—	(126,738)
Provision for loan losses	26,433	22,895	19,378	15,600	10,657	2,500	1,745	(5,038)	94,170
Balance at December 31, 2012	62,928	60,205	22,776	34,536	17,287	2,367	2,752	21,052	223,903
Loans charged off	(20,829)	(30,383)	(8,193)	(9,705)	(6,572)	(1,877)	(2,653)	—	(80,212)
Recoveries of loans previously charged off	3,494	9,281	860	548	2,682	1,518	807	—	19,190
Net loans charged off	(17,335)	(21,102)	(7,333)	(9,157)	(3,890)	(359)	(1,846)	—	(61,022)
Provision for loan losses (2)	10,066	11,227	12,779	7,703	(748)	1,252	2,464	(4,844)	39,899
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780

Allowance for loan losses at December 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$41,215	$36,263	$19,163	$11,337	$8,778	$3,248	$3,370	$16,208	$139,582
Evaluated for impairment under FASB ASC Section 310-10-35	14,444	14,067	9,059	21,745	3,871	12	—	N/A	63,198
	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans, net of unearned income at December 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$5,041,598	$3,583,665	$1,749,560	$1,286,283	$542,634	$283,111	$93,505	N/A	$12,580,356
Evaluated for impairment under FASB ASC Section 310-10-35	60,324	44,755	14,637	51,097	31,038	13	—	N/A	201,864
	$5,101,922	$3,628,420	$1,764,197	$1,337,380	$573,672	$283,124	$93,505	N/A	$12,782,220
Allowance for loan losses at December 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$41,316	$41,421	$14,396	$10,428	$11,028	$2,342	$2,745	$21,052	$144,728
Evaluated for impairment under FASB ASC Section 310-10-35	21,612	18,784	8,380	24,108	6,259	25	7	N/A	79,175
	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans, net of unearned income at December 31, 2012
Measured for impairment under FASB ASC Subtopic 450-20	$4,574,794	$3,540,625	$1,619,247	$1,203,336	$542,128	$309,835	$86,666	N/A	$11,876,631
Evaluated for impairment under FASB ASC Section 310-10-35	89,632	71,440	13,143	54,096	41,990	29	10	N/A	270,340
	$4,664,426	$3,612,065	$1,632,390	$1,257,432	$584,118	$309,864	$86,676	N/A	$12,146,971

(1)
The Corporation’s unallocated allowance, which was approximately 8% and 9% of the total allowance for credit losses as of December 31, 2013 and December 31, 2012, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

(2)
For the year ended December 31, 2013, the provision for loan losses excluded a $601,000 increase in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $40.5 million for the year ended December 31, 2013. For the year ended December 31, 2012, the provision for loan losses excluded a $170,000 decrease in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $94.0 million for the year ended December 31, 2012.

N/A – Not applicable.

During 2013 and 2012, the Corporation sold $41.8 million and $50.5 million, respectively, of non-accrual commercial mortgage, commercial and construction loans to investors. Total charge-offs associated with these transactions were $18.0 million and $24.6 million in 2013 and 2012, respectively. Charge-offs recorded upon sales occurred based on the third parties' purchase offers, which were based on economic return expectations relative to the perceived lending risk of the acquired loans, and the Corporation’s view of the acceptability of that purchase price in relationship to other recent loan sale transactions and the desire to eliminate these impaired loans from the portfolio.

The following table presents a summary of these transactions:

	2013				2012
	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total	Real Estate - Commercial mortgage	Commercial - industrial, financial and agricultural	Real Estate - Construction	Total
	(in thousands)
Unpaid principal balance of loans sold	$21,760	$23,600	$9,930	$55,290	$43,960	$19,990	$7,720	$71,670
Charge-offs prior to sale	(4,890)	(3,890)	(4,680)	(13,460)	(10,780)	(6,130)	(4,300)	(21,210)
Net recorded investment in loans sold	16,870	19,710	5,250	41,830	33,180	13,860	3,420	50,460
Proceeds from sale, net of selling expenses	10,410	10,050	3,400	23,860	17,620	6,020	2,270	25,910
Total charge-off upon sale	$(6,460)	$(9,660)	$(1,850)	$(17,970)	$(15,560)	$(7,840)	$(1,150)	$(24,550)

Existing allocation for credit losses on sold loans	$(6,620)	$(5,780)	$(1,320)	$(13,720)	$(16,780)	$(8,910)	$(1,920)	$(27,610)

Impaired Loans

The following table presents total impaired loans, by class segment, as of December 31:

	2013			2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$28,892	$24,494	$—	$44,649	$34,189	$—
Commercial - secured	23,890	21,383	—	40,409	30,112	—
Commercial - unsecured	—	—	—	132	131	—
Real estate - home equity	399	300	—	300	300	—
Real estate - residential mortgage	—	—	—	486	486	—
Construction - commercial residential	18,943	13,740	—	40,432	23,548	—
Construction - commercial	2,996	1,976	—	6,294	5,685	—
	75,120	61,893		132,702	94,451
With a related allowance recorded:
Real estate - commercial mortgage	43,282	35,830	14,444	69,173	55,443	21,612
Commercial - secured	34,267	22,324	13,315	52,660	39,114	17,187
Commercial - unsecured	1,113	1,048	752	2,142	2,083	1,597
Real estate - home equity	20,383	14,337	9,059	12,843	12,843	8,380
Real estate - residential mortgage	63,682	51,097	21,745	53,610	53,610	24,108
Construction - commercial residential	25,769	14,579	3,493	21,336	9,831	4,787
Construction - commercial	485	195	77	2,602	2,350	1,146
Construction - other	719	548	301	576	576	326
Consumer - indirect	2	2	2	—	—	—
Consumer - direct	11	11	10	29	29	25
Leasing and other and overdrafts	—	—	—	10	10	7
	189,713	139,971	63,198	214,981	175,889	79,175
Total	$264,833	$201,864	$63,198	$347,683	$270,340	$79,175

As of December 31, 2013 and 2012, there were $61.9 million and $94.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount, or the loans have been charged down to collateral values. Accordingly, no specific valuation allowance was considered to be necessary.
The following table presents average impaired loans, by class segment, for the years ended December 31:

	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$28,603	$489	$41,575	$538	$44,486	$647
Commercial - secured	30,299	173	26,443	50	30,829	182
Commercial - unsecured	26	—	52	—	177	3
Real estate - home equity	262	1	433	2	80	—
Real estate - residential mortgage	695	25	989	45	4,242	43
Construction - commercial residential	20,132	256	27,361	185	24,770	195
Construction - commercial	3,195	2	3,492	19	2,989	22
	83,212	946	100,345	839	107,573	1,092
With a related allowance recorded:
Real estate - commercial mortgage	44,136	706	64,739	755	79,831	1,270
Commercial - secured	27,919	153	45,217	97	78,380	1,231
Commercial - unsecured	1,411	5	2,604	6	3,864	34
Real estate - home equity	14,092	65	8,017	23	1,952	—
Real estate - residential mortgage	52,251	1,210	44,791	1,446	53,610	1,458
Construction - commercial residential	12,335	168	19,284	130	47,529	457
Construction - commercial	1,352	3	2,233	17	1,090	17
Construction - other	523	1	974	7	1,100	1
Consumer - indirect	1	—	—	—	—	—
Consumer - direct	19	—	84	—	189	2
Leasing and other and overdrafts	11	—	83	—	59	—
	154,050	2,311	188,026	2,481	267,604	4,470
Total	$237,262	$3,257	$288,371	$3,320	$375,177	$5,562

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the years ended December 31, 2013, 2012 and 2011 represent amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, at December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Real estate - commercial mortgage	$4,763,987	$4,255,334	$141,013	$157,640	$196,922	$251,452	$5,101,922	$4,664,426
Commercial - secured	3,167,168	3,081,215	111,613	137,277	125,382	194,952	3,404,163	3,413,444
Commercial -unsecured	209,836	187,200	11,666	5,421	2,755	6,000	224,257	198,621
Total commercial - industrial, financial and agricultural	3,377,004	3,268,415	123,279	142,698	128,137	200,952	3,628,420	3,612,065
Construction - commercial residential	146,041	156,537	31,522	52,434	57,806	79,581	235,369	288,552
Construction - commercial	258,441	211,470	2,932	2,799	8,124	12,081	269,497	226,350
Total real estate - construction (excluding construction - other)	404,482	368,007	34,454	55,233	65,930	91,662	504,866	514,902
Total	$8,545,473	$7,891,756	$298,746	$355,571	$390,989	$544,066	$9,235,208	$8,791,393

% of Total	92.6%	89.8%	3.2%	4.0%	4.2%	6.2%	100.0%	100.0%

The following table presents the delinquency status of home equity, residential mortgage, consumer, leasing and other and construction loans to individuals, by class segment, at December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Real estate - home equity	$1,731,185	$1,602,541	$16,029	$12,645	$16,983	$17,204	$1,764,197	$1,632,390
Real estate - residential mortgage	1,282,754	1,190,873	23,279	32,123	31,347	34,436	1,337,380	1,257,432
Real estate - construction - other	68,258	67,447	—	865	548	904	68,806	69,216
Consumer - direct	126,666	159,616	3,586	3,795	2,391	3,170	132,643	166,581
Consumer - indirect	147,017	140,868	3,312	2,270	152	145	150,481	143,283
Total consumer	273,683	300,484	6,898	6,065	2,543	3,315	283,124	309,864
Leasing and other and overdrafts	92,876	85,946	581	711	48	19	93,505	86,676
Total	$3,448,756	$3,247,291	$46,787	$52,409	$51,469	$55,878	$3,547,012	$3,355,578

% of Total	97.2%	96.7%	1.3%	1.6%	1.5%	1.7%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets as of December 31:

	2013	2012
	(in thousands)
Non-accrual loans	$133,753	$184,832
Accruing loans greater than 90 days past due	20,524	26,221
Total non-performing loans	154,277	211,053
Other real estate owned	15,052	26,146
Total non-performing assets	$169,329	$237,199

The following table presents loans whose terms were modified under TDRs as of December 31:

	2013	2012
	(in thousands)
Real-estate - residential mortgage	$28,815	$32,993
Real-estate - commercial mortgage	19,758	34,672
Construction - commercial residential	10,117	10,564
Commercial - secured	7,933	5,624
Real estate - home equity	1,365	1,518
Commercial - unsecured	112	121
Consumer - direct	11	16
Total accruing TDRs	68,111	85,508
Non-accrual TDRs (1)	30,209	31,245
Total TDRs	$98,320	$116,753

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2013 and 2012, there were $9.6 million and $7.4 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment, as of December 31, 2013 and 2012 that were modified during the years ended December 31, 2013 and 2012:

	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	49	$9,611	83	$17,442
Real estate - commercial mortgage	16	9,439	29	23,980
Construction - commercial residential	3	5,285	9	7,804
Real estate - home equity	36	2,602	118	5,477
Commercial - secured	8	1,699	28	6,199
Commercial - unsecured	1	12	—	—
Consumer - direct	12	1	22	23
Construction - commercial	—	—	1	944
	125	$28,649	290	$61,869

The following table presents TDRs, by class segment, as of December 31, 2013 and 2012 that were modified during the years ended December 31, 2013 and 2012 and had a post-modification payment default during their respective year of modification. The Corporation defines a payment default as a single missed scheduled payment:

	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	19	$4,211	34	$8,151
Real estate - commercial mortgage	6	3,683	8	4,849
Real estate - home equity	15	1,249	27	1,885
Construction - commercial residential	1	568	5	3,194
Commercial - secured	2	108	8	2,129
Construction - commercial	—	—	1	944
Consumer - direct	—	—	2	2
	43	$9,819	85	$21,154

The following table presents past due status and non-accrual loans, by portfolio segment and class segment, at December 31:

	2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,474	$4,009	$3,502	$40,566	$44,068	$63,551	$5,038,371	$5,101,922
Commercial - secured	8,916	1,365	1,311	35,774	37,085	47,366	3,356,797	3,404,163
Commercial - unsecured	332	125	—	936	936	1,393	222,864	224,257
Total Commercial - industrial, financial and agricultural	9,248	1,490	1,311	36,710	38,021	48,759	3,579,661	3,628,420
Real estate - home equity	13,555	2,474	3,711	13,272	16,983	33,012	1,731,185	1,764,197
Real estate - residential mortgage	16,969	6,310	9,065	22,282	31,347	54,626	1,282,754	1,337,380
Construction - commercial	14	—	—	2,171	2,171	2,185	267,312	269,497
Construction - commercial residential	—	645	346	18,202	18,548	19,193	216,176	235,369
Construction - other	—	—	—	548	548	548	68,258	68,806
Total Real estate - construction	14	645	346	20,921	21,267	21,926	551,746	573,672
Consumer - direct	2,091	1,495	2,391	—	2,391	5,977	126,666	132,643
Consumer - indirect	2,864	448	150	2	152	3,464	147,017	150,481
Total Consumer	4,955	1,943	2,541	2	2,543	9,441	273,683	283,124
Leasing and other and overdrafts	559	22	48	—	48	629	92,876	93,505
	$60,774	$16,893	$20,524	$133,753	$154,277	$231,944	$12,550,276	$12,782,220

	2012
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,993	$8,473	$2,160	$54,960	$57,120	$78,586	$4,585,840	$4,664,426
Commercial - secured	8,013	8,030	1,060	63,602	64,662	80,705	3,332,739	3,413,444
Commercial - unsecured	461	12	199	2,093	2,292	2,765	195,856	198,621
Total Commercial - industrial, financial and agricultural	8,474	8,042	1,259	65,695	66,954	83,470	3,528,595	3,612,065
Real estate - home equity	9,579	3,066	5,579	11,625	17,204	29,849	1,602,541	1,632,390
Real estate - residential mortgage	21,827	10,296	13,333	21,103	34,436	66,559	1,190,873	1,257,432
Construction - commercial	—	—	—	8,035	8,035	8,035	218,315	226,350
Construction - commercial residential	466	—	251	22,815	23,066	23,532	265,020	288,552
Construction - other	865	—	328	576	904	1,769	67,447	69,216
Total Real estate - construction	1,331	—	579	31,426	32,005	33,336	550,782	584,118
Consumer - direct	2,842	953	3,157	13	3,170	6,965	159,616	166,581
Consumer - indirect	1,926	344	145	—	145	2,415	140,868	143,283
Total Consumer	4,768	1,297	3,302	13	3,315	9,380	300,484	309,864
Leasing and other and overdrafts	662	49	9	10	19	730	85,946	86,676
	$59,634	$31,223	$26,221	$184,832	$211,053	$301,910	$11,845,061	$12,146,971

NOTE E – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2013	2012
	(in thousands)
Land	$37,815	$37,245
Buildings and improvements	281,904	270,480
Furniture and equipment	170,970	172,263
Construction in progress	14,195	17,098
	504,884	497,086
Less: Accumulated depreciation and amortization	(278,863)	(269,363)
	$226,021	$227,723

NOTE F – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2013	2012	2011
	(in thousands)
Balance at beginning of year	$530,656	$536,005	$535,518
Sale of Global Exchange	—	(5,295)	—
Other goodwill (deductions) additions, net	(49)	(54)	487
Balance at end of year	$530,607	$530,656	$536,005
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
All of the Corporation’s reporting units passed the 2013 goodwill impairment test, resulting in no goodwill impairment charges in 2013. Two reporting units, with total allocated goodwill of $172.0 million, had fair values that exceeded adjusted net book values by less than 5%. The remaining five reporting units, with total allocated goodwill of $358.6 million, had fair values that exceeded net book values by approximately 29% in the aggregate.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in the trading and acquisition multiples of comparable financial institutions and future operating results of reporting units which could differ significantly from the assumptions used in the valuation of reporting units.
The following table summarizes intangible assets as of December 31:

	2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(48,839)	$1,440	$50,279	$(46,766)	$3,513
Other	9,123	(9,057)	66	9,123	(8,992)	131
Total amortizing	59,402	(57,896)	1,506	59,402	(55,758)	3,644
Non-amortizing	1,263	(300)	963	1,263	—	1,263
	$60,665	$(58,196)	$2,469	$60,665	$(55,758)	$4,907
As a result of the divestiture of Global Exchange, gross intangible assets totaling $2.3 million ($266,000, net of accumulated amortization) that were allocated to Global Exchange were written-off and included as a reduction to the gain on sale recorded in non-interest income on the consolidated statements of income.

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. As of December 31, 2013, these assets had a weighted average remaining life of approximately two years. Other amortizing intangible assets, consisting primarily of premiums paid on branch acquisitions in prior years that did not qualify for business combinations accounting under FASB ASC Topic 810, had a weighted average remaining life of one year. Amortization expense related to intangible assets totaled $2.4 million, $3.0 million and $4.3 million in 2013, 2012 and 2011, respectively.
Future amortization expense is expected to be as follows (in thousands):

Year
2014	$1,259
2015	247
Total	$1,506

NOTE G – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2013	2012
	(in thousands)
Amortized cost:
Balance at beginning of year	$39,737	$34,666
Originations of mortgage servicing rights	12,072	15,451
Amortization expense	(9,357)	(10,380)
Balance at end of year	$42,452	$39,737
Valuation allowance:
Balance at beginning of year	$(3,680)	$(1,550)
Reversals (additions)	3,680	(2,130)
Balance at end of year	$—	$(3,680)
Net MSRs at end of year	$42,452	$36,057

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
The estimated fair value of MSRs was $49.3 million as of December 31, 2013 and $36.1 million as of December 31, 2012. The estimated fair value of MSRs exceeded their book value at December 31, 2013. Therefore, no further adjustment to the valuation allowance was necessary as of December 31, 2013.
Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2013 and the contractual remaining lives of the underlying loans, follows (in thousands):

Year
2014	$9,432
2015	8,459
2016	7,391
2017	6,220
2018	4,940

NOTE H – DEPOSITS
Deposits consisted of the following as of December 31:

	2013	2012
	(in thousands)
Noninterest-bearing demand	$3,283,172	$3,009,966
Interest-bearing demand	2,945,210	2,755,603
Savings and money market accounts	3,344,882	3,335,256
Time deposits	2,917,922	3,383,338
	$12,491,186	$12,484,163

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.1 billion and $1.2 billion as of December 31, 2013 and 2012, respectively. The scheduled maturities of time deposits as of December 31, 2013 were as follows (in thousands):

Year
2014	$1,860,872
2015	532,330
2016	265,893
2017	100,606
2018	74,661
Thereafter	83,560
$2,917,922

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2013, 2012 and 2011 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2013	2012	2011	2013	2012	2011
	(in thousands)
Federal funds purchased	$582,436	$592,470	$253,470	$848,179	$636,562	$381,093
Short-term FHLB advances (1)	400,000	—	—	600,000	25,000	—
Customer repurchase agreements	175,621	156,238	186,735	215,305	258,734	235,780
Customer short-term promissory notes	100,572	119,691	156,828	115,129	152,570	196,562
	$1,258,629	$868,399	$597,033

(1) Represents FHLB advances with an original maturity term of less than one year.

As of December 31, 2013, the Corporation had aggregate availability under Federal funds lines of $1.6 billion, with $582.4 million of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2013 and 2012, the Corporation had $2.0 billion and $1.9 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2013	2012	2011
	(dollars in thousands)
Amount outstanding as of December 31	$175,621	$156,238	$186,735
Weighted average interest rate at year end	0.12%	0.16%	0.12%
Average amount outstanding during the year	$186,851	$206,842	$208,144
Weighted average interest rate during the year	0.11%	0.12%	0.13%

FHLB advances and long-term debt included the following as of December 31:

	2013	2012
	(in thousands)
FHLB advances	$513,854	$524,817
Subordinated debt	200,000	200,000
Junior subordinated deferrable interest debentures	171,136	171,136
Other long-term debt	1,243	1,264
Unamortized issuance costs	(2,649)	(2,964)
	$883,584	$894,253

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2013 and 2012, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $100.0 million, is secured by equity securities and insurance investments and bears interest at the prime rate minus 1.50%. Although the line of credit and related interest are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 4.14%. As of December 31, 2013, the Corporation had an additional borrowing capacity of approximately $1.7 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of FHLB advances and long-term debt as of December 31, 2013 (in thousands):

Year
2014	$6,091
2015	145,289
2016	236,266
2017	314,892
2018	—
Thereafter	181,046
$883,584

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

The following table provides details of the debentures as of December 31, 2013 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	2.90%	$6,186	06/30/34	03/31/14	100.0
Columbia Bancorp Statutory Trust II	Variable	2.13%	4,124	03/15/35	03/15/14	100.0
Columbia Bancorp Statutory Trust III	Variable	2.01%	6,186	06/15/35	03/15/14	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	02/01/36	N/A	N/A
			$171,136
N/A – Not applicable.

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2013		2012
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$75,217	$867	$314,416	$6,912
Negative fair values	11,393	(59)	9,714	(155)
Net interest rate locks with customers		808		6,757
Forward Commitments
Positive fair values	87,904	1,263	79,152	707
Negative fair values	2,373	(5)	236,500	(915)
Net forward commitments		1,258		(208)
Interest Rate Swaps with Customers
Positive fair values	111,899	2,105	130,841	7,090
Negative fair values	105,673	(2,993)	—	—
Net interest rate swaps with customers		(888)		7,090
Interest Rate Swaps with Dealer Counterparties
Positive fair values	105,673	2,993	—	—
Negative fair values	111,899	(2,105)	130,841	(7,090)
Net interest rate swaps with dealer counterparties		888		(7,090)
Foreign Exchange Contracts with Customers
Positive fair values	2,150	24	1,941	137
Negative fair values	12,775	(343)	10,199	(348)
Net foreign exchange contracts with customers		(319)		(211)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	17,348	498	60,106	1,064
Negative fair values	5,872	(48)	37,557	(1,121)
Net foreign exchange contracts with correspondent banks		450		(57)
Net derivative fair value asset		$2,197		$6,281

The following table presents the fair value gains and losses on derivative financial instruments:

	2013	2012	2011	Statements of Income Classification
	(in thousands)
Interest rate locks with customers	$(5,949)	$2,879	$3,861	Mortgage banking income
Forward commitments	1,466	2,503	(11,190)	Mortgage banking income
Interest rate swaps with customers	(7,978)	4,346	2,744	Other non-interest expense
Interest rate swaps with counterparties	7,978	(4,346)	(2,744)	Other non-interest expense
Foreign exchange contracts with customers	(108)	(1,487)	1,295	Other service charges and fees
Foreign exchange contracts with correspondent banks	507	1,648	(2,133)	Other service charges and fees
Net fair value (losses) gains on derivative financial instruments	$(4,084)	$5,543	$(8,167)

The Corporation has elected to record mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2013 and 2012:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value (Loss) Gain	Statements of Income Classification
	(in thousands)
December 31, 2013:
Mortgage loans held for sale	$21,172	$21,351	Loans held for sale	$(1,975)	Mortgage banking income
December 31, 2012:
Mortgage loans held for sale	65,745	67,899	Loans held for sale	469	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

The fair values of interest rate swap agreements the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements. The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
December 31, 2013
Interest rate swap assets	$5,098	$(2,104)	$—	$2,994

Interest rate swap liabilities	$5,098	$(2,104)	$(730)	$2,264

December 31, 2012
Interest rate swap assets	$7,090	$—	$—	$7,090

Interest rate swap liabilities	$7,090	$—	$(7,090)	$—

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
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2013, that all of its bank subsidiaries meet the capital adequacy requirements to which they were subject.
As of December 31, 2013 and 2012, the Corporation’s four significant subsidiaries, Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2013 that management believes have changed the institutions’ categories.

The following tables present the Total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1 billion.

	2013
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,987,737	15.0%	$1,056,974	8.0%	N/A	N/A
Fulton Bank, N.A.	1,053,214	13.1	641,218	8.0	801,523	10.0%
Fulton Bank of New Jersey	343,341	13.8	199,120	8.0	248,900	10.0
The Columbia Bank	215,648	15.4	111,675	8.0	139,594	10.0
Lafayette Ambassador Bank	155,475	14.2	87,566	8.0	109,458	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	1,736,567	13.1	528,487	4.0%	N/A	N/A
Fulton Bank, N.A	941,546	11.8	320,609	4.0	480,914	6.0%
Fulton Bank of New Jersey	308,210	12.4	99,560	4.0	149,340	6.0
The Columbia Bank	198,135	14.2	55,837	4.0	83,756	6.0
Lafayette Ambassador Bank	140,733	12.9	43,783	4.0	65,675	6.0
Tier I Capital (to Average Assets):
Corporation	1,736,567	10.6	654,532	4.0%	N/A	N/A
Fulton Bank, N.A	941,546	10.0	375,647	4.0	469,558	5.0%
Fulton Bank of New Jersey	308,210	9.6	128,250	4.0	160,312	5.0
The Columbia Bank	198,135	10.6	75,098	4.0	93,873	5.0
Lafayette Ambassador Bank	140,733	10.1	55,563	4.0	69,454	5.0

	2012
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,992,968	15.6%	$1,023,759	8.0%	N/A	N/A
Fulton Bank, N.A.	1,022,411	13.1	622,643	8.0	778,304	10.0%
Fulton Bank of New Jersey	337,660	14.1	191,842	8.0	239,802	10.0
The Columbia Bank	231,762	17.3	107,363	8.0	134,204	10.0
Lafayette Ambassador Bank	145,391	13.4	87,119	8.0	108,899	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,710,343	13.4	$511,880	4.0%	N/A	N/A
Fulton Bank, N.A	896,058	11.5	311,322	4.0	466,982	6.0%
Fulton Bank of New Jersey	299,852	12.5	95,921	4.0	143,881	6.0
The Columbia Bank	214,891	16.0	53,681	4.0	80,522	6.0
Lafayette Ambassador Bank	128,975	11.8	43,559	4.0	65,339	6.0
Tier I Capital (to Average Assets):
Corporation	$1,710,343	11.0	$624,838	4.0%	N/A	N/A
Fulton Bank, N.A	896,058	10.1	353,206	4.0	441,507	5.0%
Fulton Bank of New Jersey	299,852	9.5	126,733	4.0	158,416	5.0
The Columbia Bank	214,891	11.3	76,174	4.0	95,217	5.0
Lafayette Ambassador Bank	128,975	9.5	54,569	4.0	68,211	5.0
N/A – Not applicable as "well capitalized" applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and primary regulator and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks was approximately $304 million as of December 31, 2013, based on the subsidiary banks maintaining enough capital to be considered well capitalized, as defined above.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.
U.S. Basel III Capital Rules
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
The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules are effective for the Corporation beginning on January 1, 2015, and become fully phased in on January 1, 2019.
When fully phased in, the U.S. Basel III Capital Rules will require the Corporation and its bank subsidiaries to:

•	Meet a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital of 6.00% of risk-weighted assets;

•	Continue to require the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio of 4.00% of average assets;

•
Maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses as a result of which certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of the Corporation's size.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and resulting in higher risk weights for a variety of asset categories.
As of December 31, 2013 the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

NOTE L – INCOME TAXES
The components of the provision for income taxes are as follows:

	2013	2012	2011
	(in thousands)
Current tax expense (benefit):
Federal	$38,573	$41,151	$40,141
State	687	(557)	6,319
	39,260	40,594	46,460
Deferred tax expense (benefit):
Federal	15,357	17,007	8,662
State	(3,532)	—	(4,284)
	11,825	17,007	4,378
Income tax expense	$51,085	$57,601	$50,838
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(5.2)	(5.0)	(5.3)
Low income housing investments	(4.9)	(4.4)	(4.3)
Valuation allowance	(2.0)	(0.6)	4.6
Bank owned life insurance	(0.5)	(0.8)	(0.6)
State income taxes, net of federal benefit	1.1	0.6	(4.0)
Executive compensation	0.1	0.5	0.1
Non-deductible goodwill	—	0.9	—
Other, net	0.4	0.3	0.4
Effective income tax rate	24.0%	26.5%	25.9%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$75,525	$83,657
Unrealized holding losses on securities available for sale	13,922	—
State loss carryforwards	13,724	13,811
Deferred compensation	12,099	11,546
Other-than-temporary impairment of investments	10,378	13,951
Other accrued expenses	9,987	9,542
Postretirement and defined benefit plans	9,561	14,034
Other	10,850	13,477
Total gross deferred tax assets	156,046	160,018
Deferred tax liabilities:
Mortgage servicing rights	15,118	12,856
Premises and equipment	9,864	9,893
Direct leasing	7,948	5,958
Acquisition premiums/discounts	7,631	6,802
Unrealized holding gains on securities available for sale	—	14,527
Other	5,610	7,218
Total gross deferred tax liabilities	46,171	57,254
Net deferred tax asset, before valuation allowance	109,875	102,764
Valuation allowance	(11,880)	(16,107)
Net deferred tax asset	$97,995	$86,657
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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2013 and 2012, the Corporation had state net operating loss carryforwards of approximately $475 million and $453 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2033. In 2013, a $3.5 million ($2.3 million, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets was recorded as a credit to income tax expense. This decrease resulted from an improvement in forecasts for state taxable income that will allow a larger portion of this deferred tax asset to be realized.

The Corporation has $9.8 million of deferred tax assets resulting from unrealized other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. Other deferred tax assets include $1.8 million related to realized capital losses on sales of investment securities that have not been deducted on tax returns as there were no capital gains available for offset in the current or carryback periods. Substantially all of these losses may be carried forward through 2018. If sufficient capital gains are not realized during this period, some or all of this deferred tax asset may need to be written off. The Corporation has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties. As such, no valuation allowance for the deferred tax assets related to the realized or unrealized capital losses is considered necessary as of December 31, 2013.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2013.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2013	2012	2011
	(in thousands)
Balance at beginning of year	$1,453	$9,438	$4,083
Prior period tax positions	—	(378)	4,492
Current period tax positions	318	203	1,958
Settlement with taxing authority	—	(7,171)	—
Lapse of statute of limitations	(120)	(639)	(1,095)
Balance at end of year	$1,651	$1,453	$9,438

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $238,000 is expected to reverse in 2014 due to lapsing of the statute of limitations. Decreases can also occur through the settlement of a position with the taxing authority.
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
As of December 31, 2013, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $521,000 of federal tax expense on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized as a benefit approximately $3,000 and $84,000 for interest and penalties in income tax expense related to unrecognized tax positions in 2013 and 2012, respectively, as a result of reversal    s exceeding current period expenses. As of December 31, 2013 and 2012, total accrued interest and penalties related to unrecognized tax positions were approximately $439,000 and $442,000, respectively.
The Corporation and its subsidiaries file income tax returns in the federal jurisdiction and various states. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2010.

NOTE M – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2013	2012	2011
	(in thousands)
Fulton Financial Corporation 401(k) Retirement Plan	$11,807	$11,983	$11,271
Pension Plan	2,477	1,834	413
	$14,284	$13,817	$11,684

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
Pension Plan
The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2013	2012	2011
	(in thousands)
Service cost (1)	$202	$157	$60
Interest cost	3,087	3,223	3,412
Expected return on assets	(3,194)	(3,230)	(3,348)
Net amortization and deferral	2,382	1,684	289
Net periodic pension cost	$2,477	$1,834	$413

(1)
The Pension Plan was curtailed effective January 1, 2008. Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2013	2012
	(in thousands)
Projected benefit obligation at beginning of year	$84,032	$77,055
Service cost	202	157
Interest cost	3,087	3,223
Benefit payments	(3,009)	(2,522)
Change due to change in assumptions	(10,773)	6,070
Experience (gain) loss	(177)	49
Projected benefit obligation at end of year	$73,362	$84,032

Fair value of plan assets at beginning of year	$54,772	$55,102
Actual return on assets	3,685	2,192
Benefit payments	(3,009)	(2,522)
Fair value of plan assets at end of year	$55,448	$54,772

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2013	2012
	(in thousands)
Projected benefit obligation	$(73,362)	$(84,032)
Fair value of plan assets	55,448	54,772
Funded status	$(17,914)	$(29,260)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Gross of tax	Net of tax
	(in thousands)
Balance as of December 31, 2011	$24,513	$15,933
Recognized as a component of 2012 periodic pension cost	(1,684)	(1,095)
Unrecognized losses arising in 2012	7,155	4,652
Balance as of December 31, 2012	29,984	19,490
Recognized as a component of 2013 periodic pension cost	(2,382)	(1,548)
Unrecognized gains arising in 2013	(11,441)	(7,437)
Balance as of December 31, 2013	$16,161	$10,505

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2014 is expected to be $1.1 million.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2013	2012	2011
Discount rate-projected benefit obligation	4.75%	3.75%	4.25%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

As of December 31, 2013, 2012 and 2011, the discount rate used to calculate the present value of benefit obligations was determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.
The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2013 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2013		2012
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$5,882		$7,318
Equity common trust funds	8,418		4,750
Equity securities	14,300	25.8%	12,068	22.0%
Cash and money market funds	10,574		9,422
Fixed income mutual funds	9,579		9,599
Corporate debt securities	7,815		7,345
U.S. Government agency securities	3,938		5,474
Fixed income securities and cash	31,906	57.5%	31,840	58.2%
Other alternative investment funds	9,242	16.7%	10,864	19.8%
	$55,448	100.0%	$54,772	100.0%

Investment allocation decisions are made by a retirement plan committee. The goal of the investment allocation strategy is to match certain benefit obligations with maturities of fixed income securities. Pension Plan assets are invested with a conservative growth objective, with target asset allocations of approximately 25% in equities, 55% in fixed income securities and cash and 20% in alternative investments. Alternative investments may include managed futures, commodities, real estate investment trusts, master limited partnerships, and long-short strategies with traditional stocks and bonds. All alternative investments are in the form of mutual funds, not individual contracts, to enable daily liquidity.

The fair values for all assets held by the Pension Plan, excluding equity common trust funds, are based on quoted prices for identical instruments and would be categorized as Level 1 assets under FASB ASC Topic 810. Equity common trust funds would be categorized as Level 2 assets under FASB ASC Topic 810.
Estimated future benefit payments are as follows (in thousands):

Year
2014	$2,603
2015	2,796
2016	3,039
2017	3,359
2018	3,714
2019 – 2023	21,822
$37,333

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

The components of the expense for postretirement benefits other than pensions are as follows:

	2013	2012	2011
	(in thousands)
Service cost	$228	$211	$201
Interest cost	322	346	428
Expected return on plan assets	(1)	(2)	(3)
Net amortization and deferral	(363)	(363)	(363)
Net postretirement benefit cost	$186	$192	$263

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2013	2012
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$9,272	$9,651
Service cost	228	211
Interest cost	322	346
Benefit payments	(230)	(249)
Experience gain	(423)	—
Change due to change in assumptions	(1,000)	(687)
Accumulated postretirement benefit obligation at end of year	$8,169	$9,272

Fair value of plan assets at beginning of year	$45	$75
Employer contributions	208	219
Benefit payments	(230)	(249)
Fair value of plan assets at end of year	$23	$45

The following table presents the funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31:

	2013	2012
	(in thousands)
Accumulated postretirement benefit obligation	$(8,169)	$(9,272)
Fair value of plan assets	23	45
Funded status	$(8,146)	$(9,227)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2011	$(2,210)	$982	$(1,228)	$(799)
Recognized as a component of 2012 postretirement benefit cost	363	—	363	236
Unrecognized gains arising in 2012	—	(685)	(685)	(445)
Balance as of December 31, 2012	(1,847)	297	(1,550)	(1,008)
Recognized as a component of 2013 postretirement benefit cost	363	—	363	236
Unrecognized gains arising in 2013	—	(1,434)	(1,434)	(932)
Balance as of December 31, 2013	$(1,484)	$(1,137)	$(2,621)	$(1,704)
For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 7% in year one, declining to an ultimate rate of 5.5% by year three. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $920,000 and the current period expense would increase by approximately $90,000. Conversely, a 1.0% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $760,000 and the current period expense by approximately $70,000.
The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2013	2012	2011
Discount rate-projected benefit obligation	4.75%	3.75%	4.25%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
As of December 31, 2013 and 2012, the discount rate used to calculate the accumulated postretirement benefit obligation was determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million curtailment gain in 2014, as determined by consulting actuaries. The curtailment gain resulted from the recognition of the remaining pre-curtailment prior service cost as of December 31, 2013. In addition, this amendment resulted in a $3.4 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits and unrecognized gains. The total amount of unrecognized prior service costs and unrecognized gains that will be recognized as reductions to net periodic postretirement cost in 2014 are expected to be $237,000 and $70,000, respectively.

Estimated future benefit payments under the curtailed Postretirement Plan are as follows (in thousands):

Year
2014	$451
2015	458
2016	459
2017	469
2018	472
2019 – 2023	2,461
$4,770

NOTE N – SHAREHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following table presents the components of other comprehensive loss for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2013:
Unrealized (loss) gain on securities	$(76,319)	$26,712	$(49,607)
Reclassification adjustment for securities (gains) losses included in net income	(8,004)	2,801	(5,203)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	3,042	(1,065)	1,977
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement income (cost)	12,875	(4,506)	8,369
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	2,019	(707)	1,312
Total Other Comprehensive Loss	$(66,178)	$23,162	$(43,016)
2012:
Unrealized (loss) gain on securities	$2,414	$(845)	$1,569
Reclassification adjustment for securities (gains) losses included in net income	(3,026)	1,059	(1,967)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	2,046	(716)	1,330
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement income (cost)	(6,470)	2,263	(4,207)
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	1,321	(462)	859
Total Other Comprehensive Loss	$(3,506)	$1,226	$(2,280)
2011:
Unrealized (loss) gain on securities	$13,490	$(4,722)	$8,768
Reclassification adjustment for securities (gains) losses included in net income	(4,561)	1,597	(2,964)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	369	(129)	240
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement income (cost)	(16,418)	5,746	(10,672)
Amortization (accretion) of net unrecognized pension and postretirement income (cost)	(74)	26	(48)
Total Other Comprehensive Loss	$(6,985)	$2,445	$(4,540)

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Cost)	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Balance as of December 31, 2010	$22,354	$(2,355)	$(4,414)	$(3,090)	$12,495
Current-period other comprehensive income (loss)	7,664	1,344	(10,672)	—	(1,664)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,964)	—	(48)	136	(2,876)
Balance as of December 31, 2011	27,054	(1,011)	(15,134)	(2,954)	7,955
Current-period other comprehensive income (loss)	1,275	1,624	(4,207)	—	(1,308)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,967)	—	859	136	(972)
Balance as of December 31, 2012	26,362	613	(18,482)	(2,818)	5,675
Other comprehensive income (loss) before reclassifications	(49,607)	1,977	8,369	—	(39,261)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,265)	(938)	1,312	136	(3,755)
Balance as of December 31, 2013	$(27,510)	$1,652	$(8,801)	$(2,682)	$(37,341)
Common Stock Repurchase Plans
In January 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase of up to eight million shares. During 2013, the Corporation repurchased eight million shares, completing this repurchase program.
In October 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to four million shares, or approximately 2.1% of its outstanding shares, through March 2014. During the first quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase plan at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.

NOTE O – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards, including stock options and restricted stock, recognized in the consolidated statements of income:

	2013	2012	2011
	(in thousands)
Compensation expense	$5,330	$4,834	$4,249
Tax benefit	(1,475)	(1,253)	(1,192)
Stock-based compensation, net of tax	$3,855	$3,581	$3,057

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory federal tax rate. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock. The Corporation granted 50,000, 15,000 and 1,000 non-qualified stock options in 2013, 2012 and 2011, respectively.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized in the consolidated statements of income, and included as a component of total stock-based compensation within the preceding table:

	2013	2012	2011
	(in thousands)
Compensation expense	$3,705	$3,506	$3,194
Tax benefit	(1,297)	(1,227)	(1,119)
Restricted stock compensation, net of tax	$2,408	$2,279	$2,075
The following table provides information about stock option activity for the year ended December 31, 2013:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2012	6,076,121	$13.17
Granted	617,869	11.58
Exercised	(451,102)	8.38
Forfeited	(255,902)	14.70
Expired	(419,285)	13.77
Outstanding as of December 31, 2013	5,567,701	$13.25	4.2 years	$7.2
Exercisable as of December 31, 2013	4,496,435	$13.74	3.2 years	$5.1

The following table provides information about nonvested stock options and restricted stock granted under the Employee Option Plan and Directors' Plan for the year ended December 31, 2013:

	Nonvested Stock Options		Restricted Stock
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2012	1,024,168	$2.07	971,453	$10.20
Granted	617,869	2.49	424,619	11.63
Vested	(521,503)	2.00	(437,209)	10.07
Forfeited	(49,268)	2.05	(15,824)	10.28
Nonvested as of December 31, 2013	1,071,266	$2.35	943,039	$10.90

As of December 31, 2013, there was $5.1 million of total unrecognized compensation cost related to nonvested stock options and restricted stock that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2013, the Employee Option Plan had 11.0 million shares reserved for future grants through 2023 and the Directors’ Plan had 438,000 shares reserved for future grants through 2021.

The following table presents information about stock options exercised:

	2013	2012	2011
	(dollars in thousands)
Number of options exercised	451,102	141,305	261,272
Total intrinsic value of options exercised	$1,612	$402	$763
Cash received from options exercised	$3,650	$987	$1,855
Tax deduction realized from options exercised	$1,416	$322	$652

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The fair value of stock option awards under the Employee Option Plan was estimated on the grant date using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2013	2012	2011
Risk-free interest rate	1.27%	1.68%	2.35%
Volatility of Corporation’s stock	27.64%	26.60%	22.80%
Expected dividend yield	2.48%	2.54%	2.41%
Expected life of options	7 Years	7 Years	6 Years

The expected life of the options was estimated based on historical activity. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the options. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the options on the date of the grant.
Based on the assumptions above, the Corporation calculated an estimated fair value per option of $2.49, $2.22 and $2.10 for options granted in 2013, 2012 and 2011, respectively. The Corporation granted 617,869 options in 2013, 470,528 options in 2012 and 616,686 options in 2011.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2013	2012	2011
ESPP shares purchased	141,608	165,456	164,610
Average purchase price per share (85% of market value)	$10.02	$8.35	$8.39
Compensation expense recognized (in thousands)	$251	$244	$244

NOTE P – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $19.0 million in 2013, $19.4 million in 2012 and $18.6 million in 2011.
Future minimum payments as of December 31, 2013 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2014	$16,598
2015	15,858
2016	14,514
2017	13,168
2018	10,955
Thereafter	60,435
$131,528

NOTE Q – COMMITMENTS AND CONTINGENCIES
Commitments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, equipment and income producing commercial properties. The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in these commitments. See Note D, "Loans and Allowance for Credit Losses," for additional information.
Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third-party. The credit risk involved in issuing letters of credit is similar to that involved in extending loan facilities. These obligations are underwritten consistently with commercial lending standards. The maximum exposure to loss for standby letters of credit is equal to the contractual (or notional) amount of the instruments.
The following table presents commitments to extend credit and letters of credit:

	2013	2012
	(in thousands)
Commercial and other	$2,773,415	$2,711,766
Home equity	1,245,589	964,145
Commercial mortgage and construction	360,574	335,830
Total commitments to extend credit	$4,379,578	$4,011,741

Standby letters of credit	$391,445	$425,095
Commercial letters of credit	36,344	26,191
Total letters of credit	$427,789	$451,286

Residential Lending
Residential mortgages are originated and sold by the Corporation and consist primarily of conforming, prime loans sold to government sponsored agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The Corporation also sells certain residential mortgages to non-government sponsored agency investors.
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. This generally results from an underwriting or documentation deficiency. As of December 31, 2013 and 2012, total outstanding repurchase requests totaled approximately $6.1 million and $4.5 million, respectively.
From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program in 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of December 31, 2013, the unpaid principal balance of loans sold under the MPF Program was approximately $178 million. As of December 31, 2013 and 2012, the reserves for estimated credit losses related to loans sold under the MPF Program were $2.5 million and $3.6 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit loss methodology.
As of December 31, 2013 and 2012, the reserve for losses on residential mortgage loans sold was $8.6 million and $6.0 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of December 31, 2013 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.
Other Contingencies
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. In addition, from time to time, the Corporation is the subject of investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other industry participants. These inquiries could lead to administrative, civil or criminal proceedings, and could possibly result in fines, penalties, restitution or the need to alter the Corporation’s business practices, and cause the Corporation to incur additional costs. The Corporation’s practice is to cooperate fully with regulatory and governmental investigations.

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial position, the operating results and/or the liquidity of the Corporation. However, legal proceedings are often unpredictable, and the actual results of such proceedings cannot be determined with certainty.

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
Following is a summary of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets at December 31:

	2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$21,351	$—	$21,351
Available for sale investment securities:
Equity securities	46,201	—	—	46,201
U.S. Government securities	—	525	—	525
U.S. Government sponsored agency securities	—	726	—	726
State and municipal securities	—	284,849	—	284,849
Corporate debt securities	—	89,662	9,087	98,749
Collateralized mortgage obligations	—	1,032,398	—	1,032,398
Mortgage-backed securities	—	945,712	—	945,712
Auction rate securities	—	—	159,274	159,274
Total available for sale investment securities	46,201	2,353,872	168,361	2,568,434
Other assets	15,779	7,227	—	23,006
Total assets	$61,980	$2,382,450	$168,361	$2,612,791
Other liabilities	$15,648	$5,161	$—	$20,809

	2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$67,899	$—	$67,899
Available for sale investment securities:
Equity securities	49,628	—	—	49,628
U.S. Government securities	—	325	—	325
U.S. Government sponsored agency securities	—	2,397	—	2,397
State and municipal securities	—	315,519	—	315,519
Corporate debt securities	—	102,555	10,287	112,842
Collateralized mortgage obligations	—	1,211,119	—	1,211,119
Mortgage-backed securities	—	879,621	—	879,621
Auction rate securities	—	—	149,339	149,339
Total available for sale investment securities	49,628	2,511,536	159,626	2,720,790
Other assets	15,259	14,710	—	29,969
Total assets	$64,887	$2,594,145	$159,626	$2,818,658
Other liabilities	$15,524	$8,161	$—	$23,685

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2013 and December 31, 2012 were measured as the price that secondary market investors were offering for loans with similar characteristics. See Note A, "Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

•
Available for sale investment securities – Included within this asset category are both equity and debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.

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

•
Equity securities – Equity securities consist of stocks of financial institutions ($40.6 million at December 31, 2013 and $44.2 million at December 31, 2012) and other equity investments ($5.6 million at December 31, 2013 and $5.4 million at December 31, 2012). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.3 million at December 31, 2013 and $51.7 million at December 31, 2012), single-issuer trust preferred securities issued by financial institutions ($40.5 million at December 31, 2013 and $51.7 million at December 31, 2012), pooled trust preferred securities issued by financial institutions ($5.3 million at December 31, 2013 and $6.9 million at December 31, 2012) and other corporate debt issued by non-financial institutions ($2.6 million at December 31, 2013 and $2.5 million at December 31, 2012).

Level 2 investments include subordinated debt, other corporate debt issued by non-financial institutions and $36.7 million and $48.3 million of single-issuer trust preferred securities held at December 31, 2013 and 2012, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.8 million at December 31, 2013 and $3.4 million at December 31, 2012). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

•
Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime within the next five years. If the assumed return to market liquidity was lengthened beyond the next five years, this would result in a decrease in the fair value of these ARCs. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid. Level 3 values are tested by management through the performance of a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including bond ratings, parity ratios, balances and delinquency levels.

•	Other assets – Included within this category are the following:

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($15.3 million at December 31, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($522,000 at December 31, 2013 and $1.2 million at December 31, 2012). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.1 million at December 31, 2013 and $7.6 million at December 31, 2012) and the fair value of interest rate swaps ($5.1 million at December 31, 2013 and $7.1 million at December 31, 2012). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note J, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($15.3 million at December 31, 2013 and $14.1 million at December 31, 2012) and the fair value of foreign currency exchange contracts ($391,000 at December 31, 2013 and $1.5 million at December 31, 2012). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets," above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($64,000 at December 31, 2013 and $1.1 million at December 31, 2012) and the fair value of interest rate swaps ($5.1 million at December 31, 2013 and $7.1 million at December 31, 2012). The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Other assets" above.

The following table presents the changes in available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities (ARCs)
	(in thousands)
Balance as of December 31, 2011	$5,109	$4,180	$225,211
Realized adjustments to fair value (1)	(19)	19	(434)
Unrealized adjustments to fair value (2)	2,466	359	(8,612)
Sales	—	(956)	—
Settlements - calls	(673)	(250)	(69,068)
Discount accretion (3)	44	8	2,242
Balance as of December 31, 2012	6,927	3,360	149,339
Realized adjustments to fair value (1)	1,604	—	—
Unrealized adjustments to fair value (2)	1,981	412	11,688
Sales	(4,987)		(25)
Settlements - calls	(219)	—	(2,725)
Discount accretion (3)	—	9	997
Balance as of December 31, 2013	$5,306	$3,781	$159,274

(1)
Realized adjustments to fair value represent credit related other-than-temporary impairment charges and gains on sales of investment securities, both included as components of investment securities gains on the consolidated statements of income.

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

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents financial assets measured at fair value on a nonrecurring basis and reported on the consolidated balance sheets at December 31:

	2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,666	$138,666
Other financial assets	—	—	57,504	57,504
Total assets	$—	$—	$196,170	$196,170

	2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$191,165	$191,165
Other financial assets	—	—	62,203	62,203
Total assets	$—	$—	$253,368	$253,368

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

•
Other financial assets – This category includes OREO ($15.1 million at December 31, 2013 and $26.1 million at December 31, 2012) and MSRs net of the MSR valuation allowance ($42.5 million at December 31, 2013 and $36.1 million at December 31, 2012), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation. During 2013, the Corporation engaged a third-party valuation expert to estimate the fair value of its MSRs. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2013 valuation were 10.5% and 9.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.
As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2013 and 2012. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	2013		2012
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$218,540	$218,540	$256,300	$256,300
Interest-bearing deposits with other banks	163,988	163,988	173,257	173,257
Federal Reserve Bank and FHLB stock	84,173	84,173	71,702	71,702
Loans held for sale (1)	21,351	21,351	67,899	67,899
Securities held to maturity	—	—	292	319
Securities available for sale (1)	2,568,434	2,568,434	2,720,790	2,720,790
Loans, net of unearned income (1)	12,782,220	12,688,774	12,146,971	12,127,309
Accrued interest receivable	44,037	44,037	45,786	45,786
Other financial assets (1)	146,933	146,933	201,069	201,069
FINANCIAL LIABILITIES
Demand and savings deposits	$9,573,264	$9,573,264	$9,100,825	$9,100,825
Time deposits	2,917,922	2,927,374	3,383,338	3,413,060
Short-term borrowings	1,258,629	1,258,629	868,399	868,399
Accrued interest payable	15,218	15,218	19,330	19,330
Other financial liabilities (1)	124,440	124,440	58,255	58,255
FHLB advances and long-term debt	883,584	875,984	894,253	853,547

(1)
These financial instruments, or certain financial instruments within these categories, are measured at fair value on the Corporation’s consolidated balance sheets. Descriptions of the fair value determinations for these financial instruments are disclosed above.

For short-term financial instruments defined as those with remaining maturities of 90 days or less, and excluding those recorded at fair value on the Corporation’s consolidated balance sheets, book value was considered to be a reasonable estimate of fair value.
The following instruments are predominantly short-term:

Assets	Liabilities
Cash and due from banks	Demand and savings deposits
Interest-bearing deposits	Short-term borrowings
Accrued interest receivable	Accrued interest payable

Federal Reserve Bank and FHLB stock represent restricted investments and are carried at cost on the consolidated balance sheets.

The estimated fair values of securities held to maturity as of December 31, 2013 were generally based on valuations performed by a third-party pricing service commonly used in the banking industry. Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. The estimated fair value of these securities would be categorized as Level 2 assets under FASB Topic 820.
Estimated fair values for loans and time deposits were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, as defined in FASB ASC Topic 820.
The fair values of FHLB advances and long-term debt were estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with similar remaining maturities as of the balance sheet date. The fair values of these borrowings would be categorized as Level 2 liabilities under FASB Topic 820.

NOTE S – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31			December 31
	2013	2012		2013	2012
ASSETS			LIABILITIES AND EQUITY
Cash	$8	$40	Long-term debt	$368,487	$368,172
Other assets	2,526	10,126	Payable to non-bank subsidiaries	42,944	23,733
Receivable from subsidiaries	21,849	20,829	Other liabilities	66,313	58,246
			Total Liabilities	477,744	450,151
Investments in:
Bank subsidiaries	2,109,696	2,111,708
Non-bank subsidiaries	406,852	389,104	Shareholders’ equity	2,063,187	2,081,656
Total Assets	$2,540,931	$2,531,807	Total Liabilities and Shareholders’ Equity	$2,540,931	$2,531,807

CONDENSED STATEMENTS OF INCOME

	2013	2012	2011
	(in thousands)
Income:
Dividends from subsidiaries	$114,438	$142,000	$91,325
Other	106,297	88,380	78,662
	220,735	230,380	169,987
Expenses	138,164	124,525	112,398
Income before income taxes and equity in undistributed net income of subsidiaries	82,571	105,855	57,589
Income tax benefit	(10,744)	(10,847)	(11,523)
	93,315	116,702	69,112
Equity in undistributed net income (loss) of:
Bank subsidiaries	56,552	46,350	80,908
Non-bank subsidiaries	11,973	(3,207)	(4,447)
Net Income	$161,840	$159,845	$145,573

CONDENSED STATEMENTS OF CASH FLOWS

	2013	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$161,840	$159,845	$145,573
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,330	4,834	4,249
Excess tax benefits from stock-based compensation	(302)	(39)	—
Decrease (increase) in other assets	1,893	(6,340)	2,086
Equity in undistributed net income of subsidiaries	(68,525)	(43,143)	(76,461)
Increase in other liabilities and payable to non-bank subsidiaries	26,946	6,885	18,428
Total adjustments	(34,658)	(37,803)	(51,698)
Net cash provided by operating activities	127,182	122,042	93,875
Cash Flows From Investing Activities:
Investments in bank subsidiaries	—	—	(15,000)
Investments in non-bank subsidiaries	—	(32,649)	(41,125)
Net cash used in investing activities	—	(32,649)	(56,125)
Cash Flows From Financing Activities:
Repayments of long-term debt	—	(4,125)	(10,619)
Net proceeds from issuance of common stock	9,936	7,005	6,835
Excess tax benefits from stock-based compensation	302	39	—
Dividends paid	(46,525)	(71,972)	(33,917)
Acquisition of treasury stock	(90,927)	(20,359)	—
Net cash used in financing activities	(127,214)	(89,412)	(37,701)
Net (Decrease) Increase in Cash and Cash Equivalents	(32)	(19)	49
Cash and Cash Equivalents at Beginning of Year	40	59	10
Cash and Cash Equivalents at End of Year	$8	$40	$59

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2013, the company’s internal control over financial reporting is effective based on those criteria.

/s/ E. PHILIP WENGER
E. Philip Wenger Chairman, Chief Executive Officer and President

/s/ PATRICK S. BARRETT
Patrick S. Barrett Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Fulton Financial Corporation:

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Fulton Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fulton Financial Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Philadelphia, Pennsylvania
March 3, 2014

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
FOR THE YEAR 2013
Interest income	$151,322	$153,078	$152,832	$152,457
Interest expense	21,678	21,013	20,299	19,505
Net interest income	129,644	132,065	132,533	132,952
Provision for credit losses	15,000	13,500	9,500	2,500
Non-interest income	47,259	52,316	47,357	40,732
Non-interest expenses	110,936	117,130	116,605	116,762
Income before income taxes	50,967	53,751	53,785	54,422
Income tax expense	11,740	13,169	13,837	12,339
Net income	$39,227	$40,582	$39,948	$42,083
Per share data:
Net income (basic)	$0.20	$0.21	$0.21	$0.22
Net income (diluted)	0.20	0.21	0.21	0.22
Cash dividends	0.08	0.08	0.08	0.08
FOR THE YEAR 2012
Interest income	$166,891	$163,985	$161,060	$155,560
Interest expense	28,196	26,455	25,179	23,338
Net interest income	138,695	137,530	135,881	132,222
Provision for credit losses	28,000	25,500	23,000	17,500
Non-interest income	51,638	53,308	51,943	59,523
Non-interest expenses	110,669	112,087	109,982	116,556
Income before income taxes	51,664	53,251	54,842	57,689
Income tax expense	13,532	13,360	13,260	17,449
Net income	$38,132	$39,891	$41,582	$40,240
Per share data:
Net income (basic)	$0.19	$0.20	$0.21	$0.20
Net income (diluted)	0.19	0.20	0.21	0.20
Cash dividends	0.07	0.07	0.08	0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
The "Management Report on Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" may be found in Item 8, "Financial Statements and Supplementary Data" of this document.
Changes in Internal Controls
There was no change in the Corporation’s "internal control over financial reporting" (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2014 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2014 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2014 Proxy Statement, and the information appearing in "Note D - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2013 and 2012.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2013, 2012 and 2011.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2013, 2012 and 2011.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011.
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

10.6
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.7
Employment Agreement between Fulton Financial Corporation and Meg R. Mueller dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.8
Employment Agreement between Fulton Financial Corporation and Curtis J. Myers dated July 1, 2013 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.9
Employment Agreement between Fulton Financial Corporation and Angela M. Sargent dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.10
Employment Agreement between Fulton Financial Corporation and Patrick S. Barrett dated November 4, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 24, 2013.

10.11	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.12
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 3, 2013.

10.13
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 19, 2013.

10.14	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.
10.15
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated April 2, 2007.

10.16
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.17
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2014 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 20, 2013.

10.18
Form of Supplemental Executive Retirement Plan – For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.19
Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives with Pre-409A Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.20
Form of Amended and Restated Supplemental Executive Retirement Plan – For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.21
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

101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	March 3, 2014	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JOE N. BALLARD	Director	March 3, 2014
Joe N. Ballard

/S/ PATRICK S. BARRETT	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2014
Patrick S. Barrett

/S/ JOHN M. BOND, JR.	Director	March 3, 2014
John M. Bond, Jr.

/S/ CRAIG A. DALLY	Director	March 3, 2014
Craig A. Dally

/S/ MICHAEL J. DEPORTER	Senior Vice President and Controller (Principal Accounting Officer)	March 3, 2014
Michael J. DePorter

/S/ DENISE L. DEVINE	Director	March 3, 2014
Denise L. Devine

/S/ PATRICK J. FREER	Director	March 3, 2014
Patrick J. Freer

/S/ GEORGE W. HODGES	Director	March 3, 2014
George W. Hodges

/S/ ALBERT MORRISON	Director	March 3, 2014
Albert Morrison, III

Signature	Capacity	Date

/S/ R SCOTT SMITH, JR.	Director	March 3, 2014
R. Scott Smith, Jr.

/S/ GARY A. STEWART	Director	March 3, 2014
Gary A. Stewart

/S/ ERNEST J. WATERS	Director	March 3, 2014
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 3, 2014
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

10.6
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.7
Employment Agreement between Fulton Financial Corporation and Meg R. Mueller dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.8
Employment Agreement between Fulton Financial Corporation and Curtis J. Myers dated July 1, 2013 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.9
Employment Agreement between Fulton Financial Corporation and Angela M. Sargent dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.10
Employment Agreement between Fulton Financial Corporation and Patrick S. Barrett dated November 4, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 24, 2013.

10.11	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.12
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 3, 2013.

10.13
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 19, 2013.

10.14	Form of Amendment to Stock Option Agreement for John M. Bond – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 22, 2006.
10.15
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated April 2, 2007.

10.16
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2008 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.17
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2014 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 20, 2013.

10.18
Form of Supplemental Executive Retirement Plan – For Use with Executives with no Pre-2008 Accruals – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.19
Form of Amended and Restated Supplemental Executive Retirement Plan – For Use with Executives with Pre-409A Accruals – Incorporated by reference to Exhibit 10.3 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.20
Form of Amended and Restated Supplemental Executive Retirement Plan - For Use with Executives First Covered After 2004 but Before 2008 – Incorporated by reference to Exhibit 10.4 of the Fulton Financial Corporation Current Report on Form 8-K dated December 26, 2007.

10.21
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.