Form 10-Q
period 2014-03-31
FULTON FINANCIAL CORP
filed 2014-05-12
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014, or

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
Common Stock, $2.50 Par Value – 188,969,000 shares outstanding as of April 30, 2014.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2014

Item 1. Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$260,389	$218,540
Interest-bearing deposits with other banks	225,428	163,988
Federal Reserve Bank and Federal Home Loan Bank stock	81,634	84,173
Loans held for sale	24,417	21,351
Available for sale investment securities	2,501,198	2,568,434
Loans, net of unearned income	12,733,792	12,782,220
Less: Allowance for loan losses	(197,089)	(202,780)
Net Loans	12,536,703	12,579,440
Premises and equipment	225,647	226,021
Accrued interest receivable	43,376	44,037
Goodwill and intangible assets	532,747	533,076
Other assets	480,350	495,574
Total Assets	$16,911,889	$16,934,634
LIABILITIES
Deposits:
Noninterest-bearing	$3,359,900	$3,283,172
Interest-bearing	9,310,017	9,208,014
Total Deposits	12,669,917	12,491,186
Short-term borrowings:
Federal funds purchased	361,098	582,436
Other short-term borrowings	708,586	676,193
Total Short-Term Borrowings	1,069,684	1,258,629
Accrued interest payable	16,972	15,218
Other liabilities	213,136	222,830
Federal Home Loan Bank advances and long-term debt	883,461	883,584
Total Liabilities	14,853,170	14,871,447
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 217.9 million shares issued in 2014 and 217.8 million shares issued in 2013	544,821	544,568
Additional paid-in capital	1,434,546	1,432,974
Retained earnings	490,517	463,843
Accumulated other comprehensive loss	(21,889)	(37,341)
Treasury stock, at cost, 29.1 million shares in 2014 and 25.2 million shares in 2013	(389,276)	(340,857)
Total Shareholders’ Equity	2,058,719	2,063,187
Total Liabilities and Shareholders’ Equity	$16,911,889	$16,934,634

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2014	2013
INTEREST INCOME
Loans, including fees	$131,830	$134,130
Investment securities:
Taxable	13,266	13,397
Tax-exempt	2,348	2,481
Dividends	332	390
Loans held for sale	134	495
Other interest income	882	429
Total Interest Income	148,792	151,322
INTEREST EXPENSE
Deposits	7,896	10,401
Short-term borrowings	633	509
Long-term debt	10,698	10,768
Total Interest Expense	19,227	21,678
Net Interest Income	129,565	129,644
Provision for credit losses	2,500	15,000
Net Interest Income After Provision for Credit Losses	127,065	114,644
NON-INTEREST INCOME
Service charges on deposit accounts	11,711	14,111
Investment management and trust services	10,958	10,096
Other service charges and fees	8,927	8,510
Mortgage banking income	3,605	8,173
Other	3,305	3,896
Investment securities gains, net	—	2,473
Total Non-Interest Income	38,506	47,259
NON-INTEREST EXPENSE
Salaries and employee benefits	59,566	61,212
Net occupancy expense	13,603	11,844
Other outside services	3,812	2,860
Data processing	3,796	3,903
Equipment expense	3,602	3,908
Software	2,925	2,748
Professional fees	2,904	3,047
FDIC insurance expense	2,689	2,847
Operating risk loss	1,828	1,766
Marketing	1,584	1,872
Other real estate owned and repossession expense	983	2,854
Intangible amortization	315	534
Other	11,947	11,541
Total Non-Interest Expense	109,554	110,936
Income Before Income Taxes	56,017	50,967
Income taxes	14,234	11,740
Net Income	$41,783	$39,227

PER SHARE:
Net Income (Basic)	$0.22	$0.20
Net Income (Diluted)	0.22	0.20
Cash Dividends	0.08	0.08
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2014	2013

Net Income	$41,783	$39,227
Other Comprehensive Income (Loss), net of tax:
Unrealized gain on securities	13,933	125
Reclassification adjustment for postretirement amendment gains and securities gains included in net income	(944)	(1,608)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	189	1,083
Unrealized gain on derivative financial instruments	34	34
Unrecognized pension and postretirement income	2,144	—
Amortization of net unrecognized pension and postretirement items	96	328
Other Comprehensive Income (Loss)	15,452	(38)
Total Comprehensive Income	$57,235	$39,189

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				41,783			41,783
Other comprehensive income (loss)					15,452		15,452
Stock issued, including related tax benefits	198	253	539			1,385	2,177
Stock-based compensation awards			1,033				1,033
Acquisition of treasury stock	(4,000)					(49,804)	(49,804)
Common stock cash dividends - $0.08 per share				(15,109)			(15,109)
Balance at March 31, 2014	188,850	$544,821	$1,434,546	$490,517	$(21,889)	$(389,276)	$2,058,719

Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				39,227			39,227
Other comprehensive income (loss)					(38)		(38)
Stock issued, including related tax benefits	297	393	196			2,146	2,735
Stock-based compensation awards			847				847
Acquisition of treasury stock	(4,246)					(47,046)	(47,046)
Common stock cash dividends - $0.08 per share				(15,618)			(15,618)
Balance at March 31, 2013	195,276	$542,486	$1,427,310	$387,546	$5,637	$(301,216)	$2,061,763

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$41,783	$39,227
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,500	15,000
Depreciation and amortization of premises and equipment	6,629	6,171
Net amortization of investment securities premiums	1,435	3,846
Investment securities gains, net	—	(2,473)
Net (increase) decrease in loans held for sale	(3,066)	4,854
Amortization of intangible assets	315	534
Stock-based compensation	1,033	847
Excess tax benefits from stock-based compensation	(25)	(88)
Decrease (increase) in accrued interest receivable	661	(1,699)
Decrease in other assets	7,271	7,074
Increase in accrued interest payable	1,754	2,063
Increase (decrease) in other liabilities	182	(11,713)
Total adjustments	18,689	24,416
Net cash provided by operating activities	60,472	63,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	12,548	56,896
Proceeds from maturities of securities held to maturity	—	35
Proceeds from maturities of securities available for sale	79,045	199,910
Purchase of securities available for sale	(11,700)	(334,660)
(Increase) decrease in short-term investments	(58,901)	73,275
Net decrease (increase) in loans	40,017	(249,229)
Net purchases of premises and equipment	(6,255)	(5,202)
Net cash provided by (used in) investing activities	54,754	(258,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	94,093	19,339
Net increase (decrease) in time deposits	84,638	(115,042)
(Decrease) increase in short-term borrowings	(188,945)	258,567
Repayments of long-term debt	(123)	(5,042)
Net proceeds from issuance of common stock	2,152	2,647
Excess tax benefits from stock-based compensation	25	88
Dividends paid	(15,413)	—
Acquisition of treasury stock	(49,804)	(47,046)
Net cash (used in) provided by financing activities	(73,377)	113,511
Net Increase (Decrease) in Cash and Due From Banks	41,849	(81,821)
Cash and Due From Banks at Beginning of Period	218,540	256,300
Cash and Due From Banks at End of Period	$260,389	$174,479
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,473	$19,615
Income taxes	631	5,086
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation
The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC).

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
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended March 31
	2014	2013
	(in thousands)
Weighted average shares outstanding (basic)	189,467	196,299
Effect of dilutive securities	1,022	918
Weighted average shares outstanding (diluted)	190,489	197,217
For the three months ended March 31, 2014 and March 31, 2013, 3.1 million and 3.7 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income (Loss)
The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2014
Unrealized gain (loss) on securities	$21,435	$(7,502)	$13,933
Reclassification adjustment for postretirement gains included in net income (1)	(1,452)	508	(944)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	291	(102)	189
Unrealized gain on derivative financial instruments	52	(18)	34
Unrecognized pension and postretirement income	3,291	(1,147)	2,144
Amortization of net unrecognized pension and postretirement items (1)	149	(53)	96
Total Other Comprehensive Income (Loss)	$23,766	$(8,314)	$15,452
Three months ended March 31, 2013
Unrealized gain (loss) on securities	$192	$(67)	$125
Reclassification adjustment for securities gains included in net income (2)	(2,473)	865	(1,608)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	1,666	(583)	1,083
Unrealized gain on derivative financial instruments	54	(20)	34
Amortization of net unrecognized pension and postretirement items (1)	505	(177)	328
Total Other Comprehensive Income (Loss)	$(56)	$18	$(38)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2014
Balance at December 31, 2013	$(27,510)	$1,652	$(2,682)	$(8,801)	$(37,341)
Other comprehensive income (loss) before reclassifications	13,933	189	—	2,144	16,266
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	34	(848)	(814)
Balance at March 31, 2014	$(13,577)	$1,841	$(2,648)	$(7,505)	$(21,889)
Three months ended March 31, 2013
Balance at December 31, 2012	$26,361	$613	$(2,818)	$(18,481)	$5,675
Other comprehensive income (loss) before reclassifications	125	1,083	—	—	1,208
Amounts reclassified from accumulated other comprehensive income (loss)	(1,608)	—	34	328	(1,246)
Balance at March 31, 2013	$24,878	$1,696	$(2,784)	$(18,153)	$5,637

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2014
Equity securities	$34,231	$11,524	$(21)	$45,734
U.S. Government securities	526	—	—	526
U.S. Government sponsored agency securities	275	6	(1)	280
State and municipal securities	278,019	7,190	(1,756)	283,453
Corporate debt securities	100,348	6,292	(6,088)	100,552
Collateralized mortgage obligations	1,031,968	7,638	(32,869)	1,006,737
Mortgage-backed securities	914,502	13,582	(11,881)	916,203
Auction rate securities	159,379	2	(11,668)	147,713
	$2,519,248	$46,234	$(64,284)	$2,501,198

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2013
Equity securities	$33,922	$12,355	$(76)	$46,201
U.S. Government securities	525	—	—	525
U.S. Government sponsored agency securities	720	7	(1)	726
State and municipal securities	281,810	6,483	(3,444)	284,849
Corporate debt securities	100,468	5,685	(7,404)	98,749
Collateralized mortgage obligations	1,069,138	8,036	(44,776)	1,032,398
Mortgage-backed securities	949,328	13,881	(17,497)	945,712
Auction rate securities	172,299	234	(13,259)	159,274
	$2,608,210	$46,681	$(86,457)	$2,568,434
Securities carried at $1.8 billion as of March 31, 2014 and $1.7 billion as of December 31, 2013 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions ($39.8 million at March 31, 2014 and $40.6 million at December 31, 2013) and other equity investments ($5.9 million at March 31, 2014 and $5.6 million at December 31, 2013).
As of March 31, 2014, the financial institutions stock portfolio had a cost basis of $28.5 million and a fair value of $39.8 million, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $27.9 million. The fair value of this investment accounted for 70.1% of the fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value.

The amortized cost and estimated fair values of debt securities as of March 31, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$30,424	$30,517
Due from one year to five years	67,544	71,350
Due from five years to ten years	199,377	203,240
Due after ten years	241,202	227,417
	538,547	532,524
Mortgage-backed securities	914,502	916,203
Collateralized mortgage obligations	1,031,968	1,006,737
	$2,485,017	$2,455,464
There were no losses recognized for the other-than-temporary impairment of investments during the three months ended March 31, 2014 and 2013. The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended March 31, 2014	(in thousands)
Equity securities	$1	$—	$1
Debt securities	322	(323)	(1)
Total	$323	$(323)	$—
Three months ended March 31, 2013
Equity securities	$1,139	$—	$1,139
Debt securities	1,334	—	1,334
Total	$2,473	$—	$2,473
The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at March 31, 2014 and 2013:

	Three months ended March 31
	2014	2013
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(20,691)	$(23,079)
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	4	—
Balance of cumulative credit losses on debt securities, end of period	$(20,687)	$(23,079)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$—	$—	$50	$(1)	$50	$(1)
State and municipal securities	50,286	(1,510)	3,996	(246)	54,282	(1,756)
Corporate debt securities	3,939	(58)	38,804	(6,030)	42,743	(6,088)
Collateralized mortgage obligations	416,584	(13,921)	313,758	(18,948)	730,342	(32,869)
Mortgage-backed securities	621,165	(11,881)	—	—	621,165	(11,881)
Auction rate securities	—	—	147,619	(11,668)	147,619	(11,668)
Total debt securities	1,091,974	(27,370)	504,227	(36,893)	1,596,201	(64,263)
Equity securities	3	(1)	118	(20)	121	(21)
	$1,091,977	$(27,371)	$504,345	$(36,913)	$1,596,322	$(64,284)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2014.
The unrealized holding losses on auction rate securities, or auction rate certificates (ARCs), are attributable to liquidity issues resulting from the failure of periodic auctions. The Corporation had previously purchased ARCs for investment management and trust customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from these customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As of March 31, 2014, approximately $143 million, or 97%, of the ARCs were rated above investment grade, with approximately $6 million, or 4%, AAA rated and $103 million, or 70%, AA rated. Approximately $4 million, or 3%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $3 million, or 59%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $146 million, or 99%, of the student loans underlying the ARCs have principal payments that are guaranteed by the federal government.
During the first quarter of 2014, the Corporation sold ARCs with a total book value of $11.9 million, with no gain or loss upon sale. As of March 31, 2014, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $147.7 million were not subject to any other-than-temporary impairment charges as of March 31, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2014 to be other-than-temporarily impaired.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	March 31, 2014		December 31, 2013
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,502	$41,879	$47,481	$40,531
Subordinated debt	47,436	50,429	47,405	50,327
Pooled trust preferred securities	2,825	5,659	2,997	5,306
Corporate debt securities issued by financial institutions	97,763	97,967	97,883	96,164
Other corporate debt securities	2,585	2,585	2,585	2,585
Available for sale corporate debt securities	$100,348	$100,552	$100,468	$98,749

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.6 million at March 31, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2014 or 2013. Six of the Corporation's 22 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $11.7 million at March 31, 2014. All of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Three single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at March 31, 2014 were not rated by any ratings agency.
As of March 31, 2014, all eight of the Corporation's pooled trust preferred securities, with an amortized cost of $2.8 million and an estimated fair value of $5.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $100.6 million were not subject to any additional other-than-temporary impairment charges as of March 31, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
As mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), in December 2013, five regulatory bodies issued final rulings (Final Rules) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve Board to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (1940 Act) but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Final Rules. While the Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules, the Corporation will continue to evaluate whether any of its investments that fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2015. However, based on the Corporation's evaluation to date, it does not currently expect the Final Rules will have a material effect on its business, financial condition or results of operations.

NOTE E – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Real-estate - commercial mortgage	$5,137,454	$5,101,922
Commercial - industrial, financial and agricultural	3,574,130	3,628,420
Real-estate - home equity	1,740,496	1,764,197
Real-estate - residential mortgage	1,331,465	1,337,380
Real-estate - construction	584,217	573,672
Consumer	270,021	283,124
Leasing and other	103,192	99,256
Overdrafts	3,034	4,045
Loans, gross of unearned income	12,744,009	12,792,016
Unearned income	(10,217)	(9,796)
Loans, net of unearned income	$12,733,792	$12,782,220

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
The following table presents the components of the allowance for credit losses:

	March 31, 2014	December 31, 2013
	(in thousands)
Allowance for loan losses	$197,089	$202,780
Reserve for unfunded lending commitments	1,917	2,137
Allowance for credit losses	$199,006	$204,917

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2014	2013
	(in thousands)
Balance at beginning of period	$204,917	$225,439
Loans charged off	(10,268)	(22,106)
Recoveries of loans previously charged off	1,857	3,194
Net loans charged off	(8,411)	(18,912)
Provision for credit losses	2,500	15,000
Balance at end of period	$199,006	$221,527

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended March 31, 2014
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans charged off	(1,386)	(5,125)	(1,651)	(846)	(214)	(751)	(295)	—	(10,268)
Recoveries of loans previously charged off	44	744	356	116	224	209	164	—	1,857
Net loans charged off	(1,342)	(4,381)	(1,295)	(730)	10	(542)	(131)	—	(8,411)
Provision for loan losses (1)	(560)	4,614	5,533	977	(2,817)	606	(1,228)	(4,405)	2,720
Balance at March 31, 2014	$53,757	$50,563	$32,460	$33,329	$9,842	$3,324	$2,011	$11,803	$197,089
Three months ended March 31, 2013
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans charged off	(4,133)	(9,502)	(2,404)	(3,050)	(1,986)	(550)	(481)	—	(22,106)
Recoveries of loans previously charged off	1,064	379	331	81	671	506	162	—	3,194
Net loans charged off	(3,069)	(9,123)	(2,073)	(2,969)	(1,315)	(44)	(319)	—	(18,912)
Provision for loan losses (1)	4,126	5,590	2,998	1,917	32	(37)	354	70	15,050
Balance at March 31, 2013	$63,985	$56,672	$23,701	$33,484	$16,004	$2,286	$2,787	$21,122	$220,041

(1)
The provision for loan losses excluded a $220,000 decrease in the reserve for unfunded lending commitments for the three months ended March 31, 2014 and excluded a $50,000 decrease in the reserve for unfunded lending commitments for the three months ended March 31, 2013. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $2.5 million for the three months ended March 31, 2014 and $15.0 million for the three months ended March 31, 2013.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at March 31, 2014
Measured for impairment under FASB ASC Subtopic 450-20	$37,363	$36,859	$22,969	$11,618	$7,256	$3,309	$2,011	$11,803	$133,188
Evaluated for impairment under FASB ASC Section 310-10-35	16,394	13,704	9,491	21,711	2,586	15	—	N/A	63,901
	$53,757	$50,563	$32,460	$33,329	$9,842	$3,324	$2,011	$11,803	$197,089

Loans, net of unearned income at March 31, 2014
Measured for impairment under FASB ASC Subtopic 450-20	$5,075,556	$3,528,857	$1,726,342	$1,279,783	$555,852	$270,004	$96,009	N/A	$12,532,403
Evaluated for impairment under FASB ASC Section 310-10-35	61,898	45,273	14,154	51,682	28,365	17	—	N/A	201,389
	$5,137,454	$3,574,130	$1,740,496	$1,331,465	$584,217	$270,021	$96,009	N/A	$12,733,792

Allowance for loan losses at March 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$40,920	$38,988	$14,947	$10,075	$8,838	$2,271	$2,758	$21,122	$139,919
Evaluated for impairment under FASB ASC Section 310-10-35	23,065	17,684	8,754	23,409	7,166	15	29	N/A	80,122
	$63,985	$56,672	$23,701	$33,484	$16,004	$2,286	$2,787	$21,122	$220,041

Loans, net of unearned income at March 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$4,646,355	$3,591,753	$1,675,577	$1,247,976	$554,757	$309,120	$89,195	N/A	$12,114,733
Evaluated for impairment under FASB ASC Section 310-10-35	83,575	66,730	13,869	55,478	42,840	18	45	N/A	262,555
	$4,729,930	$3,658,483	$1,689,446	$1,303,454	$597,597	$309,138	$89,240	N/A	$12,377,288

(1)
The unallocated allowance, which was approximately 6% and 10% of the total allowance for credit losses as of March 31, 2014 and March 31, 2013, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.
In March 2013, the Corporation sold $9.9 million of non-accrual commercial mortgage, commercial and construction loans to an investor, resulting in a total increase to charge-offs of $5.2 million during the three months ended March 31, 2013, as detailed in the following table.

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

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructurings (TDRs). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans to borrowers with total outstanding commitments greater than $1.0 million are evaluated individually for impairment. Impaired loans to borrowers with total outstanding commitments less than $1.0 million are pooled and measured for impairment collectively. All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of March 31, 2014 and December 31, 2013, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
As of March 31, 2014 and 2013, approximately 79% and 73%, respectively, of impaired loans with principal balances greater than $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.
When updated certified appraisals are not obtained for loans to commercial borrowers evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated a strong loan-to-value position and, in the opinion of the Corporation's internal loan evaluation staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.
The following table presents total impaired loans by class segment:

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,433	$23,491	$—	$28,892	$24,494	$—
Commercial - secured	23,862	20,867	—	23,890	21,383	—
Real estate - home equity	399	300	—	399	300	—
Real estate - residential mortgage	317	317	—	—	—	—
Construction - commercial residential	26,475	20,705	—	18,943	13,740	—
Construction - commercial	2,992	1,962	—	2,996	1,976	—
	81,478	67,642		75,120	61,893
With a related allowance recorded:
Real estate - commercial mortgage	47,010	38,407	16,394	43,282	35,830	14,444
Commercial - secured	36,309	23,765	13,232	34,267	22,324	13,315
Commercial - unsecured	693	641	472	1,113	1,048	752
Real estate - home equity	19,420	13,854	9,491	20,383	14,337	9,059
Real estate - residential mortgage	61,733	51,365	21,711	63,682	51,097	21,745
Construction - commercial residential	15,753	4,963	2,212	25,769	14,579	3,493
Construction - commercial	481	191	76	485	195	77
Construction - other	718	544	298	719	548	301
Consumer - direct	15	15	13	11	11	10
Consumer - indirect	15	2	2	2	2	2
	182,147	133,747	63,901	189,713	139,971	63,198
Total	$263,625	$201,389	$63,901	$264,833	$201,864	$63,198
As of March 31, 2014 and December 31, 2013, there were $67.6 million and $61.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount, or they were previously charged down to collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended March 31
	2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$23,993	$86	$32,140	$160
Commercial - secured	21,125	35	31,413	34
Commercial - unsecured	—	—	66	—
Real estate - home equity	300	—	205	1
Real estate - residential mortgage	159	1	991	12
Construction - commercial residential	17,223	60	22,650	63
Construction - commercial	1,969	—	4,979	2
	64,769	182	92,444	272
With a related allowance recorded:
Real estate - commercial mortgage	37,119	132	54,464	221
Commercial - secured	23,045	38	35,864	43
Commercial - unsecured	845	1	1,743	2
Real estate - home equity	14,096	20	13,301	16
Real estate - residential mortgage	51,231	294	53,797	339
Construction - commercial residential	9,771	35	11,496	42
Construction - commercial	193	—	2,758	3
Construction - other	546	—	533	1
Consumer - direct	13	—	24	—
Consumer - indirect	2	—	—	—
Leasing and other and overdrafts	—	—	28	—
	136,861	520	174,008	667
Total	$201,630	$702	$266,452	$939

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2014 and 2013 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for commercial - secured loans, commercial - unsecured loans, commercial mortgages, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(dollars in thousands)
Real estate - commercial mortgage	$4,833,982	$4,763,987	$122,929	$141,013	$180,543	$196,922	$5,137,454	$5,101,922
Commercial - secured	3,109,539	3,167,168	137,176	111,613	128,326	125,382	3,375,041	3,404,163
Commercial -unsecured	183,734	209,836	10,369	11,666	4,986	2,755	199,089	224,257
Total commercial - industrial, financial and agricultural	3,293,273	3,377,004	147,545	123,279	133,312	128,137	3,574,130	3,628,420
Construction - commercial residential	153,495	146,041	29,556	31,522	46,490	57,806	229,541	235,369
Construction - commercial	274,037	258,441	2,915	2,932	6,144	8,124	283,096	269,497
Total construction (excluding Construction - other)	427,532	404,482	32,471	34,454	52,634	65,930	512,637	504,866
	$8,554,787	$8,545,473	$302,945	$298,746	$366,489	$390,989	$9,224,221	$9,235,208
% of Total	92.7%	92.6%	3.3%	3.2%	4.0%	4.2%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, consumer, leasing and other and construction loans to individuals secured by residential real estate. For these loans, the most relevant credit quality indicator is delinquency status. The migration of these loans through the various delinquency status categories is a significant component of the allowance for credit losses methodology, which bases the probability of default on this migration.

The following table presents a summary of delinquency and non-performing status for home equity, residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(dollars in thousands)
Real estate - home equity	$1,711,430	$1,731,185	$11,978	$16,029	$17,088	$16,983	$1,740,496	$1,764,197
Real estate - residential mortgage	1,281,854	1,282,754	20,306	23,279	29,305	31,347	1,331,465	1,337,380
Construction - other	70,096	68,258	940	—	544	548	71,580	68,806
Consumer - direct	116,748	126,666	3,634	3,586	2,872	2,391	123,254	132,643
Consumer - indirect	144,220	147,017	2,420	3,312	127	152	146,767	150,481
Total consumer	260,968	273,683	6,054	6,898	2,999	2,543	270,021	283,124
Leasing and other and overdrafts	95,141	92,876	794	581	74	48	96,009	93,505
	$3,419,489	$3,448,756	$40,072	$46,787	$50,010	$51,469	$3,509,571	$3,547,012
% of Total	97.4%	97.2%	1.2%	1.3%	1.4%	1.5%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	March 31, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$133,705	$133,753
Accruing loans greater than 90 days past due	21,225	20,524
Total non-performing loans	154,930	154,277
Other real estate owned (OREO)	15,300	15,052
Total non-performing assets	$170,230	$169,329
The following table presents TDRs, by class segment:

	March 31, 2014	December 31, 2013
	(in thousands)
Real-estate - residential mortgage	$30,363	$28,815
Real-estate - commercial mortgage	19,514	19,758
Construction - commercial residential	8,430	10,117
Commercial - secured	6,674	7,933
Real estate - home equity	2,606	1,365
Commercial - unsecured	81	112
Consumer - direct	15	11
Consumer - indirect	1	—
Total accruing TDRs	67,684	68,111
Non-accrual TDRs (1)	27,487	30,209
Total TDRs	$95,171	$98,320

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of March 31, 2014 and December 31, 2013, there were $5.2 million and $9.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment, as of March 31, 2014 and 2013 that were modified during the three months ended March 31, 2014 and 2013:

	Three months ended March 31
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	7	$7,470	5	$2,652
Real estate - residential mortgage	6	706	28	3,966
Construction - commercial residential	1	548	2	628
Real estate - home equity	10	529	17	1,180
Consumer - direct	4	4	—	—
Consumer - indirect	3	1	—	—
Commercial - secured	—	—	5	457
Commercial - unsecured	—	—	1	15
	31	$9,258	58	$8,898

The following table presents TDRs, by class segment, as of March 31, 2014 and 2013 that were modified within the previous 12 months and had a post-modification payment default during the three months ended March 31, 2014 and 2013. The Corporation defines a payment default as a single missed payment.

	Three months ended March 31
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	12	$2,522	31	$5,849
Real estate - home equity	14	1,432	20	1,233
Construction - commercial residential	1	619	4	1,308
Real estate - commercial mortgage	3	126	12	6,893
Commercial - secured	1	11	6	708
Construction - commercial	—	—	1	930
	31	$4,710	74	$16,921

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2014
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$13,290	$4,633	$3,492	$42,384	$45,876	$63,799	$5,073,655	$5,137,454
Commercial - secured	9,370	1,886	308	37,958	38,266	49,522	3,325,519	3,375,041
Commercial - unsecured	304	275	4	560	564	1,143	197,946	199,089
Total commercial - industrial, financial and agricultural	9,674	2,161	312	38,518	38,830	50,665	3,523,465	3,574,130
Real estate - home equity	9,347	2,631	5,540	11,548	17,088	29,066	1,711,430	1,740,496
Real estate - residential mortgage	14,682	5,624	7,986	21,319	29,305	49,611	1,281,854	1,331,465
Construction - commercial residential	1,352	228	796	17,238	18,034	19,614	209,927	229,541
Construction - commercial	—	—	27	2,153	2,180	2,180	280,916	283,096
Construction - other	940	—	—	544	544	1,484	70,096	71,580
Total real estate - construction	2,292	228	823	19,935	20,758	23,278	560,939	584,217
Consumer - direct	2,495	1,139	2,872	—	2,872	6,506	116,748	123,254
Consumer - indirect	1,960	460	126	1	127	2,547	144,220	146,767
Total consumer	4,455	1,599	2,998	1	2,999	9,053	260,968	270,021
Leasing and other and overdrafts	331	463	74	—	74	868	95,141	96,009
	$54,071	$17,339	$21,225	$133,705	$154,930	$226,340	$12,507,452	$12,733,792

	December 31, 2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,474	$4,009	$3,502	$40,566	$44,068	$63,551	$5,038,371	$5,101,922
Commercial - secured	8,916	1,365	1,311	35,774	37,085	47,366	3,356,797	3,404,163
Commercial - unsecured	332	125	—	936	936	1,393	222,864	224,257
Total commercial - industrial, financial and agricultural	9,248	1,490	1,311	36,710	38,021	48,759	3,579,661	3,628,420
Real estate - home equity	13,555	2,474	3,711	13,272	16,983	33,012	1,731,185	1,764,197
Real estate - residential mortgage	16,969	6,310	9,065	22,282	31,347	54,626	1,282,754	1,337,380
Construction - commercial residential	—	645	346	18,202	18,548	19,193	216,176	235,369
Construction - commercial	14	—	—	2,171	2,171	2,185	267,312	269,497
Construction - other	—	—	—	548	548	548	68,258	68,806
Total real estate - construction	14	645	346	20,921	21,267	21,926	551,746	573,672
Consumer - direct	2,091	1,495	2,391	—	2,391	5,977	126,666	132,643
Consumer - indirect	2,864	448	150	2	152	3,464	147,017	150,481
Total consumer	4,955	1,943	2,541	2	2,543	9,441	273,683	283,124
Leasing and other and overdrafts	559	22	48	—	48	629	92,876	93,505
	$60,774	$16,893	$20,524	$133,753	$154,277	$231,944	$12,550,276	$12,782,220

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of period	$42,452	$39,737
Originations of mortgage servicing rights	1,115	4,227
Amortization	(1,899)	(2,958)
Balance at end of period	$41,668	$41,006

Valuation allowance	$—	$(3,680)

Net MSRs at end of period	$41,668	37,326
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
As of March 31, 2014, the estimated fair value of MSRs was $48.2 million, which exceeded their book value. Therefore, no increase to the valuation allowance was necessary during the three months ended March 31, 2014.

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
The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2014	2013
	(in thousands)
Stock-based compensation expense	$1,033	$847
Tax benefit	(263)	(224)
Stock-based compensation expense, net of tax	$770	$623

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. The fair value of restricted stock is based on the trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest. Equity awards issued under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Equity awards under the Directors' Plan generally vest immediately upon grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards. As of March 31, 2014, the Employee Option Plan had 11.0 million shares reserved for future grants through 2023. As of March 31, 2014, the Directors’ Plan had 438,000 shares reserved for future grants through 2021.

On April 1, 2014, the Corporation granted approximately 389,000 performance based restricted stock units (PSUs), 289,000 stock options and 96,000 restricted stock units (RSUs) under its Employee Option Plan. The fair value of RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant. RSUs become fully vested over or after a three year vesting period, however, certain events, as defined in the Employee Option Plan, can result in the acceleration of the vesting of RSUs. RSUs and PSUs earn dividends during the vesting period, which are forfeitable if the awards do not vest. The amount of PSUs that vest is variable based on the achievement of Corporate and individual performance measures, as defined in each grantees' award agreement. As such, the fair value of PSUs, which is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards, may vary, based on the expectations for actual performance relative to defined performance measures.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended March 31
	2014	2013
	(in thousands)
Service cost (1)	$92	$51
Interest cost	853	772
Expected return on plan assets	(811)	(800)
Net amortization and deferral	244	596
Net periodic benefit cost	$378	$619

(1)
The Pension Plan service cost recorded for the three months ended March 31, 2014 and 2013, respectively, was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998.
Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million gain in 2014, as determined by consulting actuaries and included as a component of salaries and employee benefits on the consolidated statements of income. The gain resulted from the recognition of the remaining pre-curtailment prior service cost as of December 31, 2013. In addition, this amendment resulted in a $3.3 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.

The net periodic benefit cost of the Corporation’s Postretirement Plan as determined by consulting actuaries, consisted of the following components, excluding the impact of the $1.5 million gain:

	Three months ended March 31
	2014	2013
	(in thousands)
Service cost	$15	$57
Interest cost	61	81
Expected return on plan assets	—	—
Net accretion and deferral	(95)	(91)
Net periodic benefit (income) cost	$(19)	$47

(1)
As a result of the plan amendment, additional participant benefits are not accrued under the Postretirement Plan after February 1, 2014. Service costs recorded after the effective date of the amendment represent administrative costs associated with the plan.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2014		December 31, 2013
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$91,145	$1,202	$75,217	$867
Negative fair values	1,258	(5)	11,393	(59)
Net interest rate locks with customers		1,197		808
Forward Commitments
Positive fair values	4,904	2	87,904	1,263
Negative fair values	95,750	(242)	2,373	(5)
Net forward commitments		(240)		1,258
Interest Rate Swaps with Customers
Positive fair values	228,588	4,955	111,899	2,105
Negative fair values	81,163	(1,638)	105,673	(2,993)
Net interest rate swaps with customers		3,317		(888)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	81,163	1,638	105,673	2,993
Negative fair values	228,588	(4,955)	111,899	(2,105)
Net interest rate swaps with dealer counterparties		(3,317)		888
Foreign Exchange Contracts with Customers
Positive fair values	9,927	56	2,150	24
Negative fair values	9,965	(183)	12,775	(343)
Net foreign exchange contracts with customers		(127)		(319)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	15,036	198	17,348	498
Negative fair values	4,466	(16)	5,872	(48)
Net foreign exchange contracts with correspondent banks		182		450
Net derivative fair value asset		$1,012		$2,197

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended March 31
	2014	2013
	(in thousands)
Interest rate locks with customers	$389	$(2,538)
Forward commitments	(1,498)	428
Interest rate swaps with customers	4,205	(408)
Interest rate swaps with dealer counterparties	(4,205)	408
Foreign exchange contracts with customers	192	460
Foreign exchange contracts with correspondent banks	(268)	418
Net fair value losses on derivative financial instruments	$(1,185)	$(1,232)

NOTE J – Balance Sheet Offsetting
Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements.
The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers, disclosed in detail within Note I, "Derivative Financial Instruments." Under these agreements, the Corporation has the right to net settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default.
Beginning in the first quarter of 2014, the Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swap contracts, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default. For additional details, see Note I, "Derivative Financial Instruments."
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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
March 31, 2014
Interest rate swap derivative assets	$6,593	$(1,830)	$—	$4,763
Foreign exchange derivative assets with correspondent banks	198	(16)	—	182
Total	$6,791	$(1,846)	$—	$4,945

Interest rate swap derivative liabilities	$6,593	$(1,830)	$(3,870)	$893
Foreign exchange derivative liabilities with correspondent banks	16	(16)	—	—
Total	$6,609	$(1,846)	$(3,870)	$893

December 31, 2013
Interest rate swap derivative assets	$5,098	$(2,104)	$—	$2,994

Interest rate swap derivative liabilities	$5,098	$(2,104)	$(730)	$2,264

(1)
For interest rate swap and foreign exchange derivative assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap and foreign exchange derivative liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit	$4,258,552	$4,379,578
Standby letters of credit	387,424	391,445
Commercial letters of credit	35,404	36,344
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
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of March 31, 2014 and December 31, 2013, total outstanding repurchase requests totaled $543,000 and $8.8 million, respectively. During the three months ended March 31, 2014, the Corporation entered into a settlement agreement with a secondary market investor. Under this agreement, the Corporation agreed to pay this investor $4.5 million to settle all outstanding and potential future repurchase requests under a series of specified loan purchase agreements with that secondary market investor. The result of this settlement was a reduction to outstanding repurchase requests of $7.5 million and a reduction to reserves for repurchases of $5.1 million, resulting in a $600,000 reduction of operating risk loss on the consolidated statements of income during the first quarter of 2014.
From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank (FHLB) under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program during the three months ended March 31, 2014 or during 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB based on a percentage of the outstanding principal balance of loans sold. As of March 31, 2014, the unpaid principal balance of loans sold under the MPF Program was approximately $175 million. As of March 31, 2014 and December 31, 2013, the reserve for estimated credit losses related to loans sold under the MPF Program was $3.2 million and $3.6 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology.
As of March 31, 2014 and December 31, 2013, the total reserve for losses on residential mortgage loans sold was $3.6 million and $8.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of March 31, 2014 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
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
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2014	December 31, 2013
	(in thousands)
Cost	$23,941	$21,172
Fair value	24,417	21,351
During the three months ended March 31, 2014, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $297,000 and $699,000, respectively.

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
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$24,417	$—	$24,417
Available for sale investment securities:
Equity securities	45,734	—	—	45,734
U.S. Government securities	—	526	—	526
U.S. Government sponsored agency securities	—	280	—	280
State and municipal securities	—	283,453	—	283,453
Corporate debt securities	—	91,073	9,479	100,552
Collateralized mortgage obligations	—	1,006,737	—	1,006,737
Mortgage-backed securities	—	916,203	—	916,203
Auction rate securities	—	—	147,713	147,713
Total available for sale investments	45,734	2,298,272	157,192	2,501,198
Other assets	15,943	7,798	—	23,741
Total assets	$61,677	$2,330,487	$157,192	$2,549,356
Other liabilities	$15,886	$6,841	$—	$22,727

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$21,351	$—	$21,351
Available for sale investment securities:
Equity securities	46,201	—	—	46,201
U.S. Government securities	—	525	—	525
U.S. Government sponsored agency securities	—	726	—	726
State and municipal securities	—	284,849	—	284,849
Corporate debt securities	—	89,662	9,087	98,749
Collateralized mortgage obligations	—	1,032,398	—	1,032,398
Mortgage-backed securities	—	945,712	—	945,712
Auction rate securities	—	—	159,274	159,274
Total available for sale investments	46,201	2,353,872	168,361	2,568,434
Other assets	15,779	7,227	—	23,006
Total assets	$61,980	$2,382,450	$168,361	$2,612,791
Other liabilities	$15,648	$5,161	$—	$20,809
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2014 and December 31, 2013 were measured based on the price that secondary market investors were offering for loans with similar characteristics.

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

•
Equity securities – Equity securities consist of stocks of financial institutions ($39.8 million at March 31, 2014 and $40.6 million at December 31, 2013) and other equity investments ($5.9 million at March 31, 2014 and $5.6 million at December 31, 2013). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.4 million at March 31, 2014 and $50.3 million at December 31, 2013), single-issuer trust preferred securities issued by financial institutions ($41.9 million at March 31, 2014 and $40.5 million at December 31, 2013), pooled trust preferred securities issued by financial institutions ($5.7 million at March 31, 2014 and $5.3 million at December 31, 2013) and other corporate debt issued by non-financial institutions ($2.6 million at March 31, 2014 and December 31, 2013).

Level 2 investments include the Corporation’s subordinated debt, other corporate debt issued by non-financial institutions and $38.1 million and $36.7 million of single-issuer trust preferred securities held at March 31, 2014 and December 31, 2013, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.8 million at March 31, 2014 and December 31, 2013). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($15.7 million at March 31, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($257,000 at March 31, 2014 and $522,000 at December 31, 2013). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.2 million at March 31, 2014 and $2.1 million at December 31, 2013) and the fair value of interest rate swaps ($6.6 million at March 31, 2014 and $5.1 million at December 31, 2013). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note I, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($15.7 million at March 31, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($199,000 at March 31, 2014 and $391,000 at December 31, 2013). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($247,000 at March 31, 2014 and $64,000 at December 31, 2013) and the fair value of interest rate swaps ($6.6 million at March 31, 2014 and $5.1 million at December 31, 2013). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended March 31, 2014
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2013	$5,306	$3,781	$159,274
Sales	—	—	(11,912)
Unrealized adjustment to fair value (1)	521	38	124
Settlements - calls	(172)	—	—
Discount accretion (2)	4	1	227
Balance at March 31, 2014	$5,659	$3,820	$147,713

	Three months ended March 31, 2013
Balance at December 31, 2012	$6,927	$3,360	$149,339
Unrealized adjustment to fair value (1)	1,429	7	5,360
Settlements - calls	—	—	(342)
Discount accretion (2)	—	3	282
Balance at March 31, 2013	$8,356	$3,370	$154,639

(1)
Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain and included as a component of available for sale investment securities on the consolidated balance sheets.

(2)	Included as a component of net interest income on the consolidated statements of income.

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$137,488	$137,488
Other financial assets	—	—	56,968	56,968
Total assets	$—	$—	$194,456	$194,456

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,666	$138,666
Other financial assets	—	—	57,504	57,504
Total assets	$—	$—	$196,170	$196,170
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

•
Other financial assets – This category includes OREO ($15.3 million at March 31, 2014 and $15.1 million at December 31, 2013) and MSRs ($41.7 million at March 31, 2014 and $42.5 million at December 31, 2013), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2014 valuation were 11.2% and 9.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2014 and December 31, 2013. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	March 31, 2014		December 31, 2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$260,389	$260,389	$218,540	$218,540
Interest-bearing deposits with other banks	225,428	225,428	163,988	163,988
Federal Reserve Bank and Federal Home Loan Bank stock	81,634	81,634	84,173	84,173
Loans held for sale (1)	24,417	24,417	21,351	21,351
Available for sale investment securities (1)	2,501,198	2,501,198	2,568,434	2,568,434
Loans, net of unearned income (1)	12,733,792	12,628,983	12,782,220	12,688,774
Accrued interest receivable	43,376	43,376	44,037	44,037
Other financial assets (1)	149,453	149,453	146,933	146,933
FINANCIAL LIABILITIES
Demand and savings deposits	$9,667,357	$9,667,357	$9,573,264	$9,573,264
Time deposits	3,002,560	3,011,698	2,917,922	2,927,374
Short-term borrowings	1,069,684	1,069,684	1,258,629	1,258,629
Accrued interest payable	16,972	16,972	15,218	15,218
Other financial liabilities (1)	133,848	133,848	124,440	124,440
FHLB advances and long-term debt	883,461	881,197	883,584	875,984

(1)
These financial instruments, or certain financial instruments within these categories, are measured at fair value on the Corporation’s consolidated balance sheets. Descriptions of the fair value determinations for these financial instruments are disclosed above.

For short-term financial instruments, defined as those with remaining maturities of 90 days or less, and excluding those recorded at fair value on the Corporation’s consolidated balance sheets, book value was considered to be a reasonable estimate of fair value.
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

NOTE N – Common Stock Repurchase Plan
In October 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to four million shares, or approximately 2.1% of its outstanding shares, through March 2014. During the first quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase plan at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.

NOTE O – New Accounting Standard
In April 2014, the FASB issued ASC Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASC Update 2014-08 changes the criteria for reporting discontinued operations, including a change in the definition of what constitutes the disposal of a component and additional disclosure requirements. ASC Update 2014-08 is effective for disposals that occur within annual periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-08 is not expected to have an impact on the Corporation's consolidated financial statements.

NOTE P – Reclassifications

Certain amounts in the 2013 consolidated financial statements and notes have been reclassified to conform to the 2014 presentation.

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

•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements imposed by the final U.S. Basel III Capital Rules;

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	non-interest income growth, including the impact of potential regulatory changes;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the increasing time and expense associated with regulatory compliance and risk management;

•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	operational risk, i.e. the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses, amortization of intangible assets and goodwill impairment; and

•	the effect of competition on rates of deposit and loan growth and net interest margin.

RESULTS OF OPERATIONS
Overview and Summary Financial Results
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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended March 31
	2014	2013
Income before income taxes (in thousands)	$56,017	$50,967
Net income (in thousands)	$41,783	$39,227
Diluted net income per share	$0.22	$0.20
Return on average assets	1.01%	0.96%
Return on average equity	8.21%	7.67%
Net interest margin (1)	3.47%	3.55%
Non-performing assets to total assets	1.01%	1.39%
Annualized net charge-offs to average loans	0.26%	0.62%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the first quarter of 2014 increased $5.1 million, or 9.9%, compared to the first quarter of 2013. The Corporation's results for the three months ended March 31, 2014 in comparison to the same period in 2013 were most significantly impacted by improved asset quality, resulting in a decrease in the provision for credit losses, lower non-interest income due to a decline in mortgage banking income and service charges on deposit accounts and an increase in income tax expense.
Following is a summary of these and other noteworthy items for the first quarter of 2014:
Asset Quality - For the three months ended March 31, 2014, the Corporation's provision for credit losses decreased $12.5 million, or 83.3%, in comparison to the same period in 2013. This decrease was due to an overall improvement in asset quality.
Non-performing loans decreased $53.7 million, or 25.7%, since March 31, 2013. The total past due rate was 1.78% as of March 31, 2014, compared to 2.30% as of March 31, 2013. Annualized net charge-offs to average loans outstanding were 0.26% for the first quarter of 2014, compared to 0.62% for the first quarter of 2013.
Net Interest Income and Net Interest Margin - For the three months ended March 31, 2014, net interest income was essentially unchanged, decreasing $79,000 in comparison to the same period in 2013. Net interest income for the first three months of 2014 was negatively impacted by net interest margin compression as yields on interest-earning assets declined more significantly than the cost of interest-bearing liabilities. The net interest margin for the first quarter of 2014 decreased 8 basis points, or 2.3%, in comparison to the first quarter of 2013.
The impact of the net interest margin compression was offset by growth in interest-earning assets, which increased $352.2 million, or 2.3%, in comparison to the first quarter of 2013, mainly due to a $505.1 million, or 4.1%, increase in average loans. The increase in average loans for the three months ended March 31, 2014 in comparison to the first quarter of 2013 was due to increases in commercial mortgages, home equity loans and residential mortgages.
Non-interest Income - For the three months ended March 31, 2014, non-interest income, excluding investment securities gains, decreased $6.3 million, or 14.0%, in comparison to the same period in 2013. This decrease in non-interest income was primarily due to a decrease in mortgage banking income as a result of lower gains on sales of residential mortgages due to lower refinancing volumes. Also contributing to the decrease in non-interest income was a decline in service charges on deposits, particularly a $2.2 million, or 29.0%, decrease in overdraft fee income.
Non-interest Expense - For the three months ended March 31, 2014, non-interest expense decreased $1.4 million, or 1.2%, in comparison to the same period in 2013. This decrease was driven by a $1.9 million decrease in other real estate owned (OREO) and repossession expense, due to improved asset quality, and a $1.6 million decrease in salaries and employee benefits, primarily due to lower incentive compensation expense. These decreases were partially offset by a $1.8 million increase in occupancy expense primarily due to higher snow removal costs and a $952,000 increase in other outside services.
During the first quarter of 2014, the Corporation implemented a series of initiatives intended to reduce non-interest expenses by approximately $8 million annually. These initiatives resulted in implementation expenses, net of associated gains, of $980,000 and expense reductions of $1.0 million during the first quarter of 2014, resulting in a minimal net impact on total expenses for the first quarter of 2014.

The following table presents a summary of the Corporation's 2014 cost saving initiatives:

	Three months ended March 31, 2014
	Implementation Expenses (Gains)	Expense Reductions	Estimated Expense Reductions for the Year Ending December 31, 2014
	(in thousands)
Branch consolidations	$2,080	$—	$(2,400)
Subsidiary bank management reductions and other employee compensation and benefit reductions	(1,100)	(1,020)	(4,550)
	$980	$(1,020)	$(6,950)

•
Branch consolidations - Represents the consolidation of 13 branches, which resulted in the transfer of deposits, employees and other branch resources to existing branch locations. During the first quarter of 2014, $2.1 million of expenses, consisting mainly of lease termination costs and the write-off of leasehold improvements, were incurred as a result of the branch consolidation.

•
Subsidiary bank management reductions and other employee compensation and benefit reductions - Represents the streamlining of subsidiary bank management structures through the elimination of five subsidiary bank divisional executive positions, in addition to the impact of changes to certain employee benefits plans, most notably an amendment to the Corporation's postretirement benefits plan (Postretirement Plan). During the first quarter of 2014, these initiatives resulted in $1.1 million of gains, net of severance expense, and $1.0 million of cost savings due primarily to lower salaries and employee benefits expense.

Regulatory Compliance and Risk Management Matters - Virtually every aspect of the Corporation’s operations is subject to extensive regulation, and in recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. Bank regulators are scrutinizing banks through longer and more extensive bank examinations in both the safety and soundness and compliance areas. As previously disclosed in the Corporation's filings with the Securities and Exchange Commission, including in Item 1A, Risk Factors, of the Corporation’s most recent Annual Report on Form 10-K, the time and expense associated with regulatory compliance and risk management efforts continues to increase.

To keep pace with these heightened expectations in the compliance area, over the past several years, the Corporation, which provides compliance program services for all of the Corporation's banking subsidiaries, has devoted substantial resources to improving its risk management framework and regulatory compliance programs, including those designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act and related anti-money laundering regulations (collectively, the “BSA Requirements”). Although the Corporation has made substantial progress in strengthening its risk management and regulatory compliance programs, the pace of this progress has not been consistent with current regulatory expectations, and continuing deficiencies in compliance program elements related to the BSA Requirements have been identified at the Corporation’s banking subsidiaries, and at the Corporation.

As a result, management anticipates that certain banking subsidiaries and the Corporation will consent to the issuance by Federal banking authorities of formal enforcement orders ("Enforcement Orders") requiring those entities to remedy the identified deficiencies and take other actions to strengthen their compliance programs related to the BSA Requirements, and potentially other areas. The Enforcement Orders, or any failure by the banking subsidiaries or the Corporation to comply with the Enforcement Orders, could result in the imposition of material restrictions on the activities of the Corporation or its banking subsidiaries or the assessment of fines or penalties.

As previously disclosed, management accelerated its efforts to resolve the identified deficiencies and to enhance the compliance and risk management functions at the Corporation and its banking subsidiaries, and these efforts will continue. As an example of the importance that the Corporation's Board of Directors places on these efforts, in March 2014, the Board reduced the amount of the annual cash incentive award paid to the Corporation's executive officers for performance during 2013 under the Corporation's Amended and Restated Equity and Cash Incentive Compensation Plan. The Board exercised its discretion to reduce awards under the Plan to provide tangible evidence of the importance the Board of Directors attaches to the need to strengthen the Corporation's risk and regulatory compliance management infrastructures and to reinforce the critical importance of accelerating completion of that work to build stronger and sustainable regulatory compliance and risk management processes that will support the Corporation's strategic growth objectives.

Although management is not able to predict with certainty the outcome of these matters or the costs associated with compliance with the Enforcement Orders, the Enforcement Orders could materially affect the Corporation's business, financial condition or results of operations in future periods. Compliance with the Enforcement Orders could potentially require additional expenditures for salaries and benefits of additional personnel, outside professional services, such as consulting and legal, and for enhancing or acquiring operating systems to strengthen and support the Corporation's compliance and risk management infrastructures.

Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013
Net Interest Income
FTE net interest income decreased $69,000 to $133.8 million in the first quarter of 2014, from $133.9 million in the first quarter of 2013. This decrease was primarily due to an 8 basis point, or 2.3%, decrease in the net interest margin, to 3.47% for the first quarter of 2014 from 3.55% for the first quarter of 2013. The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2014 as compared to the same period in 2013. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2014			2013
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,762,357	$134,749	4.28%	$12,257,280	$136,948	4.53%
Taxable investment securities (3)	2,257,773	13,266	2.35	2,421,178	13,397	2.22
Tax-exempt investment securities (3)	279,278	3,613	5.17	292,118	3,814	5.22
Equity securities (3)	33,922	429	5.11	44,371	510	4.64
Total investment securities	2,570,973	17,308	2.70	2,757,667	17,721	2.57
Loans held for sale	13,426	134	4.00	47,885	495	4.14
Other interest-earning assets	258,803	882	1.36	190,576	429	0.90
Total interest-earning assets	15,605,559	153,073	3.97%	15,253,408	155,593	4.13%
Noninterest-earning assets:
Cash and due from banks	199,641			202,507
Premises and equipment	226,295			226,466
Other assets	1,032,071			1,071,440
Less: Allowance for loan losses	(203,201)			(227,858)
Total Assets	$16,860,365			$16,525,963
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,945,211	$909	0.13%	$2,705,835	$877	0.13%
Savings deposits	3,351,871	1,035	0.13	3,334,305	1,023	0.12
Time deposits	2,932,456	5,952	0.82	3,321,309	8,501	1.04
Total interest-bearing deposits	9,229,538	7,896	0.35	9,361,449	10,401	0.45
Short-term borrowings	1,208,953	633	0.21	1,032,122	509	0.20
Federal Home Loan Bank advances and long-term debt	883,532	10,698	4.88	891,173	10,768	4.87
Total interest-bearing liabilities	11,322,023	19,227	0.69%	11,284,744	21,678	0.78%
Noninterest-bearing liabilities:
Demand deposits	3,243,424			2,968,777
Other	232,004			198,944
Total Liabilities	14,797,451			14,452,465
Shareholders’ equity	2,062,914			2,073,498
Total Liabilities and Shareholders’ Equity	$16,860,365			$16,525,963
Net interest income/net interest margin (FTE)		133,846	3.47%		133,915	3.55%
Tax equivalent adjustment		(4,281)			(4,271)
Net interest income		$129,565			$129,644

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31:

	2014 vs. 2013 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$5,513	$(7,712)	$(2,199)
Taxable investment securities	(898)	767	(131)
Tax-exempt investment securities	(166)	(35)	(201)
Equity securities	(129)	48	(81)
Loans held for sale	(344)	(17)	(361)
Other interest-earning assets	185	268	453
Total interest income	$4,161	$(6,681)	$(2,520)
Interest expense on:
Demand deposits	$75	$(43)	$32
Savings deposits	5	7	12
Time deposits	(920)	(1,629)	(2,549)
Short-term borrowings	91	33	124
FHLB advances and long-term debt	(93)	23	(70)
Total interest expense	$(842)	$(1,609)	$(2,451)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 16 basis point, or 3.9%, decrease in yields on average interest-earnings assets resulted in a $6.7 million decrease in FTE interest income, partially offset by a $4.2 million increase in FTE interest income as a result of an $352.2 million, or 2.3%, increase in average interest-earning assets.
Average investments decreased $186.7 million, or 6.8%, as portfolio cash flows were not fully reinvested. The average yield on investments increased 13 basis points, or 5.1%, to 2.70% in the first quarter of 2014 from 2.57% in the first quarter of 2013. A $2.5 million, or 60.5%, decrease in net premium amortization on mortgage-backed securities and collateralized mortgage obligations had a 15 basis point positive impact on the overall change in portfolio yield. The positive impact of the net decrease in premium amortization was partially offset by the reinvestment of cash flows and purchases of mortgage-backed securities and collateralized mortgage obligations at yields that were lower than the overall portfolio yield.
Average loans and average FTE yields, by type, are summarized in the following table:

	March 31, 2014		March 31, 2013		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,085,128	4.44%	$4,666,494	4.84%	$418,634	9.0%
Commercial – industrial, financial and agricultural	3,637,075	4.03	3,662,566	4.24	(25,491)	(0.7)
Real estate – home equity	1,755,346	4.18	1,662,173	4.30	93,173	5.6
Real estate – residential mortgage	1,336,323	3.99	1,283,168	4.25	53,155	4.1
Real estate – construction	576,346	4.08	591,338	4.11	(14,992)	(2.5)
Consumer	274,910	4.82	305,480	5.00	(30,570)	(10.0)
Leasing and other	97,229	9.79	86,061	8.59	11,168	13.0
Total	$12,762,357	4.28%	$12,257,280	4.53%	$505,077	4.1%

Average loans increased $505.1 million, or 4.1%, compared to the first quarter of 2013. The growth in commercial mortgages was driven by a combination of loans to new customers and increased borrowings from existing customers. The average yield on loans decreased 25 basis points, or 5.5%, to 4.28% in 2014 from 4.53% in 2013. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity, the renegotiation of certain existing loans to commercial borrowers to eliminate interest rate floors and new loan production at lower rates.
Average other interest-earning assets increased $68.2 million, or 35.8%, primarily due to an increase in average interest-bearing deposits with other banks. The average yield on other interest-earning assets increased 46 basis points, or 51.1%, due to increases in dividends from Federal Home Loan Bank (FHLB) stock. As of March 31, 2014, the Corporation held $55.3 million of FHLB stock.
Interest expense decreased $2.5 million, or 11.3%, to $19.2 million in the first quarter of 2014 from $21.7 million in the first quarter of 2013. Interest expense decreased $1.6 million due to a 9 basis point, or 11.5%, decrease in the average cost of total interest-bearing liabilities. While total interest-bearing liabilities increased $37.3 million, or 0.3%, the change in the overall funding mix resulted in an additional $842,000 decrease in interest expense. A decrease in higher cost time deposits was more than offset by increases in interest-bearing demand deposits and short-term borrowings. However, the cost of these funding sources is significantly lower, resulting in the interest expense decrease.
Average deposits and average interest rates, by type, are summarized in the following table:

	March 31, 2014		March 31, 2013		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,243,424	—%	$2,968,777	—%	$274,647	9.3%
Interest-bearing demand	2,945,211	0.13	2,705,835	0.13	239,376	8.8
Savings	3,351,871	0.13	3,334,305	0.12	17,566	0.5
Total demand and savings	9,540,506	0.08	9,008,917	0.09	531,589	5.9
Time deposits	2,932,456	0.82	3,321,309	1.04	(388,853)	(11.7)
Total deposits	$12,472,962	0.26%	$12,330,226	0.34%	$142,736	1.2%
The $531.6 million, or 5.9%, increase in total demand and savings accounts was primarily due to a $238.4 million, or 5.5%, increase in personal account balances and a $260.5 million, or 8.8%, increase in business account balances. The $388.9 million, or 11.7%, decrease in time deposits was primarily due to a decrease in time deposits occurring in accounts with balances less than $100,000.
The average cost of interest-bearing deposits decreased 10 basis points, or 22.2%, to 0.35% in 2014 from 0.45% in 2013, primarily due to a decrease in higher cost time deposits and an increase in lower cost interest-bearing savings and demand balances as a percentage of total interest-bearing deposits, to 68.2% in the first quarter of 2014 from 64.5% in 2013. During the first quarter of 2014, excluding early redemptions, $537.1 million of time deposits matured at a weighted average rate of 0.50%, while approximately $709.5 million of time deposits were issued at a weighted average rate of 0.83%.

Average borrowings and interest rates, by type, are summarized in the following table:

	March 31, 2014		March 31, 2013		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$187,362	0.11%	$165,109	0.11%	$22,253	13.5%
Customer short-term promissory notes	102,000	0.06	112,041	0.04	(10,041)	(9.0)
Total short-term customer funding	289,362	0.09	277,150	0.08	12,212	4.4
Federal funds purchased	416,230	0.21	709,779	0.24	(293,549)	(41.4)
Short-term FHLB advances (1)	503,361	0.28	45,193	0.27	458,168	N/M
Total short-term borrowings	1,208,953	0.21	1,032,122	0.20	176,831	17.1
Long-term debt:
FHLB advances	513,790	4.14	521,699	4.13	(7,909)	(1.5)
Other long-term debt	369,742	5.90	369,474	5.90	268	0.1
Total long-term debt	883,532	4.88	891,173	4.87	(7,641)	(0.9)
Total borrowings	$2,092,485	2.20%	$1,923,295	2.38%	$169,190	8.8%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful.
Total short-term borrowings increased $176.8 million, or 17.1%, primarily due to increases in short-term FHLB advances, partially offset by a reduction in Federal funds purchased. The increase in short-term borrowings was driven by the growth in average loans exceeding the increase in average deposits. The $7.6 million decrease in long-term debt was due to the repayment of FHLB advances, which were not replaced with new long-term borrowings.
The average cost of total borrowings decreased 18 basis points, or 7.6%, to 2.20% in 2014 from 2.38% in 2013, primarily due to the weighted average cost impact of an increase in lower cost short-term borrowings, which were 57.8% of total borrowings in 2014 and 53.6% in 2013.

Provision for Credit Losses
The provision for credit losses was $2.5 million for the first quarter of 2014, a decrease of $12.5 million, or 83.3%, from the first quarter of 2013 due to improvements in asset quality, as shown by a reduction in non-performing loans and overall delinquency rates.
The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance, as determined through the Corporation's allowance methodology. The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. See the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses" for details related to the Corporation's allowance and provision for credit losses.

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended March 31		Increase (decrease)
	2014	2013	$	%
	(dollars in thousands)
Service Charges on deposit accounts:
Overdraft fees	$5,297	$7,461	$(2,164)	(29.0)%
Cash management fees	3,105	2,832	273	9.6
Other	3,309	3,818	(509)	(13.3)
Total service charges on deposit accounts	11,711	14,111	(2,400)	(17.0)
Investment management and trust services	10,958	10,096	862	8.5
Other service charges and fees:
Merchant fees	2,723	3,074	(351)	(11.4)
Debit card income	2,210	2,084	126	6.0
Letter of credit fees	1,101	1,234	(133)	(10.8)
Commercial swap fees	1,013	287	726	253.0
Other	1,880	1,831	49	2.7
Total other service charges and fees	8,927	8,510	417	4.9
Mortgage banking income:
Gain on sales of mortgage loans	2,422	8,338	(5,916)	(71.0)
Mortgage servicing income	1,183	(165)	1,348	N/M
Total mortgage banking income	3,605	8,173	(4,568)	(55.9)
Credit card income	2,171	2,171	—	—
Other income	1,134	1,725	(591)	(34.3)
Total, excluding investment securities gains	38,506	44,786	(6,280)	(14.0)
Investment securities gains	—	2,473	(2,473)	—
Total	$38,506	$47,259	$(8,753)	(18.5)%

N/M - Not meaningful.
The $2.2 million, or 29.0%, decrease in overdraft fee income included a $1.4 million decrease in fees assessed on personal accounts and a $764,000 decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid.
The $862,000, or 8.5%, increase in investment management and trust services income was due to a $713,000, or 16.8%, increase in brokerage revenue and a $149,000, or 2.6%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Commercial swap fees increased $726,000, or 253.0%, due to the current interest rate environment and the Corporation's continued roll out of the product. For additional details see Note I, "Derivative Financial Instruments" in the notes to consolidated financial statements.
Gains on sales of mortgage loans decreased $5.9 million, or 71.0%, due to a $322.1 million, or 62.7%, decrease in new loan commitments and an 22.1% decrease in pricing spreads compared to the first quarter of 2013. Both decreases resulted from an increase in mortgage interest rates in the second half of 2013. The decline in new loan commitments was mainly in refinancing volumes, which represented approximately 33% of new loan commitments in 2014 compared to 63% during 2013.
Mortgage servicing income, which includes fees earned for servicing sold residential mortgage loans net of the amortization of MSRs, increased $1.3 million in comparison to the first quarter of 2013, primarily due to a $1.1 million decrease in MSR amortization as prepayments slowed due to increases in mortgage rates.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (decrease)
	2014	2013	$	%
	(dollars in thousands)
Salaries and employee benefits	$59,566	$61,212	$(1,646)	(2.7)%
Net occupancy expense	13,603	11,844	1,759	14.9
Other outside services	3,812	2,860	952	33.3
Data processing	3,796	3,903	(107)	(2.7)
Equipment expense	3,602	3,908	(306)	(7.8)
Software	2,925	2,748	177	6.4
Professional fees	2,904	3,047	(143)	(4.7)
FDIC insurance expense	2,689	2,847	(158)	(5.5)
Operating risk loss	1,828	1,766	62	3.5
Telecommunications	1,819	1,804	15	0.8
Marketing	1,584	1,872	(288)	(15.4)
Postage	1,260	1,264	(4)	(0.3)
Supplies	1,065	1,196	(131)	(11.0)
Other real estate owned (OREO) and repossession expense	983	2,854	(1,871)	(65.6)
Intangible amortization	315	534	(219)	(41.0)
Other	7,803	7,277	526	7.2
Total	$109,554	$110,936	$(1,382)	(1.2)%
Salaries and employee benefits decreased $1.6 million, or 2.7%, due to a $205,000, or 0.4%, increase in salaries and a $1.9 million, or 17.7%, decrease in employee benefits. The increase in salaries was caused by normal merit increases and an increase in average full-time equivalent employees, partially offset by a decrease in incentive compensation. Average full-time equivalent employees were 3,590 for the three months ended March 31, 2014 as compared to 3,570 for the same period in 2013. The decrease in employee benefits was primarily due to the Corporation's cost savings initiatives, which included the elimination and reduction of certain employee benefit plans, most notably a decrease in profit sharing contributions and an amendment to the Postretirement Benefits Plan. For additional information related to the amendment to the postretirement plan, see Note H, "Employee Benefit Plans" in the notes to consolidated financial statements.
Net occupancy expense increased $1.8 million, or 14.9%, primarily due to snow removal costs in 2014. Other outside services increased $952,000, or 33.3%, due to increases related to IT initiatives and consulting expense, incurred primarily for risk management and regulatory compliance initiatives.
OREO and repossession expense decreased $1.9 million, or 65.6%, primarily due to an increase in net gains on sales of properties and a decrease in valuation provisions, which reflect the continued improvement in overall asset quality.
The $526,000, or 7.2%, increase in other expense included $1.5 million of lease termination costs associated with the Corporation's consolidation of 13 branches in the first quarter of 2014, partially offset by a decrease in lending related expenses. For a summary of the impact of cost savings initiatives implemented during the first quarter of 2014, see the "Overview and Summary Financial Results" section of Management's Discussion.
Income Taxes
Income tax expense for the first quarter of 2014 was $14.2 million, a $2.5 million, or 21.2%, increase from $11.7 million for the first quarter of 2013.
The Corporation’s effective tax rate was 25.4% in 2014, as compared to 23.0% in 2013. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs. The increase in the effective tax rate in comparison to the first quarter of 2013 was primarily due to a $982,000 ($638,000, net of federal tax) reduction in the valuation allowance for certain state deferred tax assets recognized through a credit to income tax expense recognized in the first quarter of 2013, along with a higher level of pre-tax income for the first quarter of 2014.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (decrease)
	March 31, 2014	December 31, 2013	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$260,389	$218,540	$41,849	19.1%
Other interest-earning assets	307,062	248,161	58,901	23.7
Loans held for sale	24,417	21,351	3,066	14.4
Investment securities	2,501,198	2,568,434	(67,236)	(2.6)
Loans, net of allowance	12,536,703	12,579,440	(42,737)	(0.3)
Premises and equipment	225,647	226,021	(374)	(0.2)
Goodwill and intangible assets	532,747	533,076	(329)	(0.1)
Other assets	523,726	539,611	(15,885)	(2.9)
Total Assets	$16,911,889	$16,934,634	$(22,745)	(0.1)%
Liabilities and Shareholders’ Equity
Deposits	$12,669,917	$12,491,186	$178,731	1.4%
Short-term borrowings	1,069,684	1,258,629	(188,945)	(15.0)
Long-term debt	883,461	883,584	(123)	—
Other liabilities	230,108	238,048	(7,940)	(3.3)
Total Liabilities	14,853,170	14,871,447	(18,277)	(0.1)
Total Shareholders’ Equity	2,058,719	2,063,187	(4,468)	(0.2)
Total Liabilities and Shareholders’ Equity	$16,911,889	$16,934,634	$(22,745)	(0.1)%
Other interest-earning assets
The $58.9 million, or 23.7%, increase in other interest-earning assets was due to an increase in interest-bearing deposits with other banks.
Investment Securities
The following table presents the carrying amount of investment securities:

			Increase (decrease)
	March 31, 2014	December 31, 2013	$	%
	(dollars in thousands)
U.S. Government securities	$526	$525	1	0.2%
U.S. Government sponsored agency securities	280	726	(446)	(61.4)%
State and municipal securities	283,453	284,849	(1,396)	(0.5)%
Corporate debt securities	100,552	98,749	1,803	1.8%
Collateralized mortgage obligations	1,006,737	1,032,398	(25,661)	(2.5)%
Mortgage-backed securities	916,203	945,712	(29,509)	(3.1)%
Auction rate securities	147,713	159,274	(11,561)	(7.3)%
Total debt securities	2,455,464	2,522,233	(66,769)	(2.6)%
Equity securities	45,734	46,201	(467)	(1.0)%
Total	$2,501,198	$2,568,434	$(67,236)	(2.6)%
Total investment securities decreased $67.2 million, or 2.6%, in comparison to December 31, 2013 due primarily to a decrease in mortgage-backed securities, collateralized mortgage obligations and auction rate securities (ARCs). The decreases in mortgage-backed securities and collateralized mortgage obligations were primarily due to the Corporation not fully reinvesting portfolio cash flows. As in the prior year, portfolio cash flows that were reinvested during the first three months of 2014 were used to purchase collateralized mortgage obligations and mortgage-backed securities with average lives of approximately five years to provide for more structured cash flows, thereby limiting price and extension risk in a rising interest rate environment. The decrease in ARCs was primarily due to the sale of ARCs during the first quarter of 2014 with a total book value of $11.9 million, with no gain or loss upon sale.
The net pre-tax unrealized loss on available for sale investment securities was $18.1 million as of March 31, 2014, compared to $39.8 million as of December 31, 2013. The $21.7 million increase in the unrealized loss was due to a decrease in market interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to increase. See additional details regarding investment security price risk within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (decrease)
	March 31, 2014	December 31, 2013	$	%
	(in thousands)
Real-estate – commercial mortgage	$5,137,454	$5,101,922	$35,532	0.7%
Commercial – industrial, financial and agricultural	3,574,130	3,628,420	(54,290)	(1.5)
Real-estate – home equity	1,740,496	1,764,197	(23,701)	(1.3)
Real-estate – residential mortgage	1,331,465	1,337,380	(5,915)	(0.4)
Real-estate – construction	584,217	573,672	10,545	1.8
Consumer	270,021	283,124	(13,103)	(4.6)
Leasing and other	96,009	93,505	2,504	2.7
Loans, net of unearned income	$12,733,792	$12,782,220	$(48,428)	(0.4)%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location within its footprint. The maximum total lending commitment to an individual borrower was $39.0 million as of March 31, 2014, which is below the Corporation's maximum lending limit. As of March 31, 2014, the Corporation had 60 relationships with total borrowing commitments between $20.0 million and $39.0 million.

Approximately $5.7 billion, or 44.9%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2014. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum non-owner occupied commercial real estate exposure to $28.0 million to any one borrower, and limits its exposure to any one development project to $15.0 million.
Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	March 31, 2014			December 31, 2013
	$	Delinquency Rate (1)	% of Total	$	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$283,096	0.8%	48.4%	$269,497	0.8%	47.0%
Commercial - residential	229,541	8.5	39.3	235,369	8.2	41.0
Other	71,580	2.1	12.3	68,806	0.8	12.0
Total Real estate - construction	$584,217	4.0%	100.0%	$573,672	3.8%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans increased $10.5 million, or 1.8%, in comparison to December 31, 2013. Geographically, the increase in construction loans was in the Delaware ($7.4 million, or 19.2%) and Virginia ($3.0 million, or 3.2%) markets.
The $54.3 million, or 1.5%, decrease in commercial loans was due to a decrease in the Pennsylvania ($61.8 million, or 2.3%) market, partially offset by an increase in the New Jersey ($10.1 million, or 2.0%) market.

The following table summarizes the percentage of loans, by industry, of the Corporation's commercial loan portfolio:

	March 31, 2014	December 31, 2013
Services	19.1%	19.2%
Manufacturing	12.8	13.5
Retail	11.1	11.0
Construction	10.1	10.0
Wholesale	9.9	9.7
Health care	7.9	8.1
Real estate (1)	7.4	7.0
Agriculture	5.0	5.8
Arts and entertainment	3.2	2.7
Transportation	2.3	2.5
Financial services	1.7	1.6
Other	9.5	8.9
	100.0%	100.0%

(1)	Includes borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$117,481	$129,840
Real estate - commercial mortgage	135,199	87,868
	$252,680	$217,708
Total shared national credits increased $35.0 million, or 16.1%, in comparison to December 31, 2013. The Corporation's shared national credits are to borrowers located in its geographical markets and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of March 31, 2014 and December 31, 2013, none of the shared national credits were past due.
Home equity loans decreased $23.7 million, or 1.3%, due to decreases in new originations as a result of certain home equity promotions that occurred through 2013. Geographically, the decrease was primarily in the Pennsylvania ($20.1 million, or 1.9%) market.
Consumer loans decreased $13.1 million, or 4.6%, due to decreases in both direct consumer loans ($9.4 million, or 0.7%) and indirect automobile loans ($3.7 million, or 2.5%).

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2014	2013
	(dollars in thousands)
Average balance of loans, net of unearned income	$12,762,357	$12,257,280

Balance of allowance for credit losses at beginning of period	$204,917	$225,439
Loans charged off:
Commercial – industrial, financial and agricultural	5,125	9,502
Real estate – home equity	1,651	2,404
Real estate – commercial mortgage	1,386	4,133
Real estate – residential mortgage	846	3,050
Consumer	751	550
Real estate – construction	214	1,986
Leasing and other	295	481
Total loans charged off	10,268	22,106
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	744	379
Real estate – home equity	356	331
Real estate – commercial mortgage	44	1,064
Real estate – residential mortgage	116	81
Consumer	209	506
Real estate – construction	224	671
Leasing and other	164	162
Total recoveries	1,857	3,194
Net loans charged off	8,411	18,912
Provision for credit losses	2,500	15,000
Balance of allowance for credit losses at end of period	$199,006	$221,527

Net charge-offs to average loans (annualized)	0.26%	0.62%
The following table presents the components of the allowance for credit losses:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Allowance for loan losses	$197,089	$202,780
Reserve for unfunded lending commitments	1,917	2,137
Allowance for credit losses	$199,006	$204,917

Allowance for credit losses to loans outstanding	1.56%	1.60%
For the three months ended March 31, 2014, the Corporation's provision for credit losses decreased $12.5 million, or 83.3%, in comparison to the same period in 2013. The decrease in the provision for credit losses was due to improvements in credit quality, as shown by a reduction in non-performing loans and overall delinquency.
Net charge-offs decreased $10.5 million, or 55.5%, to $8.4 million for the first quarter of 2014, compared to $18.9 million for the first quarter of 2013. The decrease in net charge-offs was primarily due to a $4.7 million, or 52.0%, decrease in commercial loan net charge-offs, a $2.2 million, or 75.4%, decrease in residential mortgage net charge-offs and a $1.7 million, or 56.3%, decrease in commercial mortgage net charge-offs. Of the $8.4 million of net charge-offs recorded in the first quarter of 2014, 73.1% were for loans originated in Pennsylvania and 23.7% were for loans originated in New Jersey.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2014	March 31, 2013	December 31, 2013
	(dollars in thousands)
Non-accrual loans	$133,705	$179,334	$133,753
Loans 90 days past due and accruing	21,225	29,325	20,524
Total non-performing loans	154,930	208,659	154,277
Other real estate owned (OREO)	15,300	23,820	15,052
Total non-performing assets	$170,230	$232,479	$169,329
Non-accrual loans to total loans	1.05%	1.45%	1.05%
Non-performing assets to total assets	1.01%	1.39%	1.00%
Allowance for credit losses to non-performing loans	128.45%	106.17%	132.82%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	March 31, 2014	March 31, 2013	December 31, 2013
	(in thousands)
Real estate – residential mortgage	$30,363	$33,095	$28,815
Real estate – commercial mortgage	19,514	28,421	19,758
Real estate – construction	8,430	11,125	10,117
Commercial – industrial, financial and agricultural	6,755	9,031	8,045
Real estate - home equity	2,606	1,537	1,365
Consumer	16	12	11
Total accruing TDRs	67,684	83,221	68,111
Non-accrual TDRs (1)	27,487	33,215	30,209
Total TDRs	$95,171	$116,436	$98,320
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first three months of 2014 and still outstanding as of March 31, 2014 totaled $9.3 million. During the first three months of 2014, $4.7 million of TDRs that were modified within the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.
The following table presents the changes in non-accrual loans for the three months ended March 31, 2014:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans as of December 31, 2013	$36,710	$40,566	$20,921	$22,282	$13,272	$2	$—	$133,753
Additions	10,507	7,583	483	3,587	2,370	755	—	25,285
Payments	(2,914)	(4,281)	(1,255)	(327)	(531)	(5)	—	(9,313)
Charge-offs	(5,125)	(1,386)	(214)	(846)	(1,651)	(751)	—	(9,973)
Transfers to accrual status	—	(54)	—	(1,839)	(1,403)	—	—	(3,296)
Transfers to OREO	(660)	(44)	—	(1,538)	(509)	—	—	(2,751)
Balance of non-accrual loans as of March 31, 2014	$38,518	$42,384	$19,935	$21,319	$11,548	$1	$—	$133,705

Non-accrual loans decreased $45.6 million, or 25.4%, in comparison to March 31, 2013 and $48,000 in comparison to December 31, 2013. Total non-accrual additions for the three months ended March 31, 2014 were $25.3 million, compared to additions for the three months ended March 31, 2013 of $45.3 million.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	March 31, 2014	March 31, 2013	December 31, 2013
	(in thousands)
Commercial – industrial, financial and agricultural	$38,830	$61,113	$38,021
Real estate – commercial mortgage	45,876	58,805	44,068
Real estate – residential mortgage	29,305	36,361	31,347
Real estate – construction	20,758	31,919	21,267
Real estate – home equity	17,088	17,468	16,983
Consumer	2,999	2,782	2,543
Leasing	74	211	48
Total non-performing loans	$154,930	$208,659	$154,277

Non-performing commercial loans decreased $22.3 million, or 36.5%, in comparison to March 31, 2013. Geographically, the decrease occurred primarily in the Pennsylvania ($16.4 million, or 38.0%) and Maryland ($2.2 million, or 57.2%) markets.
Non-performing commercial mortgages decreased $12.9 million, or 22.0%, in comparison to March 31, 2013. Geographically, the decrease was primarily in the Virginia ($10.8 million, or 85.5%) market.
Non-performing construction loans decreased $11.2 million, or 35.0%, in comparison to March 31, 2013. Geographically, the decrease occurred primarily in the New Jersey ($6.3 million, or 57.4%), Virginia ($2.4 million, or 82.2%) and Maryland ($1.6 million, or 29.5%) markets.
Non-performing residential mortgages decreased $7.1 million, or 19.4%, in comparison to March 31, 2013. Geographically, the decrease was primarily in the Virginia ($2.7 million, or 27.5%), Pennsylvania ($2.4 million, or 18.5%) and New Jersey ($1.3 million, or 14.6%) markets.
The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2014	March 31, 2013	December 31, 2013
	(in thousands)
Residential properties	$8,026	$6,286	$7,052
Commercial properties	5,412	14,775	5,586
Undeveloped land	1,862	2,759	2,414
Total OREO	$15,300	$23,820	$15,052
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

Total internally risk rated loans were $9.2 billion as of March 31, 2014 and December 31, 2013. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	March 31, 2014	December 31, 2013	$	%	March 31, 2014	December 31, 2013	$	%	March 31, 2014	December 31, 2013
	(dollars in thousands)
Real estate - commercial mortgage	$122,929	$141,013	$(18,084)	(12.8)%	$180,543	$196,922	$(16,379)	(8.3)%	$303,472	$337,935
Commercial - secured	137,176	111,613	25,563	22.9	128,326	125,382	2,944	2.3	265,502	236,995
Commercial -unsecured	10,369	11,666	(1,297)	(11.1)	4,986	2,755	2,231	81.0	15,355	14,421
Total Commercial - industrial, financial and agricultural	147,545	123,279	24,266	19.7	133,312	128,137	5,175	4.0	280,857	251,416
Construction - commercial residential	29,556	31,522	(1,966)	(6.2)	46,490	57,806	(11,316)	(19.6)	76,046	89,328
Construction - commercial	2,915	2,932	(17)	(0.6)	6,144	8,124	(1,980)	(24.4)	9,059	11,056
Total real estate - construction (excluding construction - other)	32,471	34,454	(1,983)	(5.8)	52,634	65,930	(13,296)	(20.2)	85,105	100,384
Total	$302,945	$298,746	$4,199	1.4%	$366,489	$390,989	$(24,500)	(6.3)%	$669,434	$689,735

% of total loans	3.3%	3.2%			4.0%	4.2%			7.3%	7.4%
As of March 31, 2014, total loans with risk ratings of Substandard or lower decreased $24.5 million, or 6.3%, in comparison to December 31, 2013 and $138.9 million, or 27.5%, in comparison to March 31, 2013. Special Mention loans increased $4.2 million, or 1.4%, in comparison to December 31, 2013 and decreased $51.0 million, or 14.4%, in comparison to March 31, 2013.
The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	March 31, 2014			March 31, 2013			December 31, 2013
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.35%	0.89%	1.24%	0.39%	1.25%	1.64%	0.38%	0.87%	1.25%
Commercial – industrial, financial and agricultural	0.33%	1.09%	1.42%	0.35%	1.67%	2.02%	0.30%	1.04%	1.34%
Real estate – construction	0.43%	3.55%	3.98%	0.17%	5.34%	5.51%	0.11%	3.71%	3.82%
Real estate – residential mortgage	1.53%	2.20%	3.73%	2.07%	2.79%	4.86%	1.74%	2.34%	4.08%
Real estate – home equity	0.69%	0.98%	1.67%	0.69%	1.03%	1.72%	0.91%	0.96%	1.87%
Consumer, leasing and other	1.87%	0.84%	2.71%	1.38%	0.75%	2.13%	1.99%	0.68%	2.67%
Total	0.56%	1.22%	1.78%	0.62%	1.68%	2.30%	0.61%	1.20%	1.81%
Total dollars (in thousands)	$71,410	$154,930	$226,340	$76,373	$208,659	$285,032	$77,667	$154,277	$231,944

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $199.0 million as of March 31, 2014 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Other Assets
Other assets decreased $15.9 million, or 2.9%, in comparison to December 31, 2013 due primarily to a decrease in net deferred tax assets that resulted primarily from a decrease in unrealized losses on available for sale investment securities.

Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase
	March 31, 2014	December 31, 2013	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,359,900	$3,283,172	$76,728	2.3%
Interest-bearing demand	2,960,577	2,945,210	15,367	0.5
Savings	3,346,880	3,344,882	1,998	0.1
Total demand and savings	9,667,357	9,573,264	94,093	1.0
Time deposits	3,002,560	2,917,922	84,638	2.9
Total deposits	$12,669,917	$12,491,186	$178,731	1.4%
Non-interest bearing demand deposits increased $76.7 million, or 2.3%, due primarily to a $46.0 million, or 6.5%, increase in personal account balances and a $16.8 million, or 0.7%, increase in business account balances.
Interest-bearing demand accounts increased $15.4 million, or 0.5%, due to an increase in personal account balances. The $2.0 million, or 0.1%, increase in savings account balances was due to a $66.0 million, or 3.1%, increase in personal account balances, partially offset by a $38.5 million, or 8.1%, seasonal decrease in municipal account balances and a $25.5 million, or 3.4%, decrease in business account balances. The $84.6 million, or 2.9%, increase in time deposits was in accounts with balances less than $100,000.
The following table summarizes the changes in ending borrowings, by type:

			Increase (decrease)
	March 31, 2014	December 31, 2013	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$220,426	$175,621	44,805	25.5%
Customer short-term promissory notes	88,160	100,572	(12,412)	(12.3)
Total short-term customer funding	308,586	276,193	32,393	11.7
Federal funds purchased	361,098	582,436	(221,338)	(38.0)
Short-term FHLB advances (1)	400,000	400,000	—	—
Total short-term borrowings	1,069,684	1,258,629	(188,945)	(15.0)
Long-term debt:
FHLB advances	513,732	513,854	(122)	—
Other long-term debt	369,729	369,730	(1)	—
Total long-term debt	883,461	883,584	(123)	—
Total borrowings	$1,953,145	$2,142,213	(189,068)	(8.8)%

(1) Represents FHLB advances with an original maturity term of less than one year.
The $188.9 million decrease in total short-term borrowings was primarily the result of a $178.7 million increase in deposits.
Other liabilities
Other liabilities decreased $7.9 million, or 3.3%, in comparison to December 31, 2013. As of December 31, 2013, the Corporation had $6.2 million of investment securities purchases executed prior to December 31, 2013, that had not settled at the end of the year. The Corporation had no such payables outstanding as of March 31, 2014. Also contributing to the decrease in other liabilities was a reduction in reserves associated with the potential repurchase of previously sold residential mortgages.

Shareholders' Equity
Total shareholders’ equity decreased $4.5 million, or 0.2%, during the first three months of 2014. The decrease was due primarily to $49.8 million of stock repurchases and $15.1 million of dividends on shares outstanding, partially offset by $41.8 million of net income and a $14.1 million decrease in after-tax unrealized holding losses on available for sale investment securities.
In October 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to four million shares, or approximately 2.1% of its outstanding shares, through March 2014. During the first quarter of 2014, the Corporation repurchased 4.0 million shares at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.
Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines, which require a minimum ratio of total capital to risk-weighted assets of 8.00%. At least half of the total capital is required to be Tier 1 capital. In addition to the risk-based capital guidelines, the Federal Reserve Board has adopted a minimum leverage capital ratio under which a bank holding company must maintain a level of Tier 1 capital to average total consolidated assets of at least 3.00% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.00%. Depository institutions are required to comply with similar capital guidelines issued by their primary federal regulator. Bank holding companies and depository institutions with supervisory, financial, operational, or managerial weaknesses, as well as those that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels. Moreover, higher capital ratios may be required for any bank holding company and depository institution if warranted by its particular circumstances or risk profile. In all cases, bank holding companies and depository institutions should hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.
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
As of March 31, 2014, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2014	December 31, 2013	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk-Weighted Assets)	15.0%	15.0%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.1%	13.1%	4.0%
Tier I Capital (to Average Assets)	10.5%	10.6%	4.0%
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
As of March 31, 2014, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.
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
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2014, the Corporation had $913.7 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $1.7 billion under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
As of March 31, 2014, the Corporation had aggregate availability under Federal funds lines of $1.6 billion, with $361.1 million of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2014, the Corporation had $2.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2014 generated $60.5 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably depreciation and amortization of premises and equipment and a net decrease in other assets. Cash provided by investing activities was $54.8 million, due mainly to proceeds from the maturities and sales of investment securities, partially offset by an increase in short-term investments and purchases of investment securities. Net cash used by financing activities was $73.4 million due to a net decrease in short-term borrowings, acquisitions of treasury stock and dividends paid on common shares, partially offset by an increase in deposits.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of March 31, 2014, equity investments consisted of $39.8 million of common stocks of publicly traded financial institutions, and $5.9 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $28.5 million and a fair value of $39.8 million at March 31, 2014, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $27.9 million. The fair value of this investment accounted for 70.1% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, the financial institutions stock portfolio had gross unrealized gains of $11.3 million and gross unrealized losses of $14,000 as of March 31, 2014.
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
Municipal Securities
As of March 31, 2014, the Corporation had $283.5 million of securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of March 31, 2014, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 84% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Certificates
As of March 31, 2014, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $159.4 million and a fair value of $147.7 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of March 31, 2014, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2014, approximately $143 million, or 97%, of the ARCs were rated above investment grade, with approximately $6 million, or 4%, AAA rated and $103 million, or 70%, AA rated. Approximately $4 million, or 3%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $3 million, or 59%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $146 million, or 99%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of March 31, 2014, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table:

	March 31, 2014
	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,502	$41,879
Subordinated debt	47,436	50,429
Pooled trust preferred securities	2,825	5,659
Corporate debt securities issued by financial institutions	$97,763	$97,967

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.6 million at March 31, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2014 or 2013. Six of the Corporation's 22 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $11.7 million as of March 31, 2014. All of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at March 31, 2014 were not rated by any ratings agency.
As of March 31, 2014, all eight of the Corporation's pooled trust preferred securities with an amortized cost of $2.8 million and an estimated fair value of $5.7 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of March 31, 2014. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$1,038,502	$481,227	$358,523	$347,552	$223,835	$688,435	$3,138,074	$3,124,133
Average rate	3.91%	4.61%	4.53%	4.75%	4.67%	4.07%	4.27%

Floating rate loans (1) (2)	2,225,044	1,429,523	1,158,476	987,825	1,383,239	2,408,577	9,592,684	9,501,816
Average rate	3.97%	4.04%	4.06%	4.06%	3.88%	4.05%	4.01%

Fixed rate investments (3)	388,713	311,708	258,563	235,944	188,809	889,731	2,273,468	2,260,056
Average rate	2.52%	2.65%	2.61%	2.73%	2.74%	2.89%	2.73%

Floating rate investments (3)	—	37	165,171	4,984	49	41,616	211,857	195,716
Average rate	—%	1.31%	2.17%	0.92%	1.95%	1.46%	2.00%

Other interest-earning assets (4)	249,845	—	—	—	—	81,634	331,479	329,892
Average rate	0.70%	—%	—%	—%	—%	3.32%	1.34%

Total	$3,902,104	$2,222,495	$1,940,733	$1,576,305	$1,795,932	$4,109,993	$15,547,562	$15,411,613
Average rate	3.60%	3.97%	3.80%	4.01%	3.86%	3.76%	3.79%

Fixed rate deposits (5)	$1,470,035	$541,514	$260,248	$92,264	$209,043	$27,072	$2,600,176	$2,613,586
Average rate	0.63%	1.27%	1.23%	1.40%	2.05%	1.81%	0.97%

Floating rate deposits (6)	4,766,812	714,981	379,458	355,369	334,556	158,665	6,709,841	6,705,569
Average rate	0.14%	0.10%	0.09%	0.09%	0.09%	0.12%	0.13%

Fixed rate borrowings (7)	52,418	100,742	451,582	100,516	668	161,039	866,965	871,586
Average rate	3.20%	5.34%	4.21%	5.74%	4.65%	6.18%	4.82%

Floating rate borrowings (8)	1,069,684	—	—	—	—	16,496	1,086,180	1,079,295
Average rate	0.20%	—%	—%	—%	—%	2.36%	0.23%

Total	$7,358,949	$1,357,237	$1,091,288	$548,149	$544,267	$363,272	$11,263,162	$11,270,036
Average rate	0.27%	0.96%	2.07%	1.34%	0.85%	3.04%	0.70%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $3.0 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $9.6 billion of floating rate loans above are $3.7 billion of loans, or 38.4% of the total, that float with the prime interest rate, $1.7 billion, or 18.1%, of loans that float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $4.2 billion, or 43.5%, of adjustable rate loans. The $4.2 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at March 31, 2014, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	29.4%
Two years	17.6
Three years	15.3
Four years	15.3
Five years	12.8
Greater than five years	9.6
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of the Corporation’s assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations is based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of March 31, 2014, the cumulative six-month ratio of RSA/RSL was 1.10.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 47.1 million	+9.0%
+200 bp	+ $ 27.9 million	+5.4
+100 bp	+ $ 9.7 million	+1.9
–100 bp	– $ 20.2 million	–3.9

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of March 31, 2014, the Corporation was within policy limits for every 100 basis point shock.

Item 4. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

Item 1A. Risk Factors

The discussion under the heading “Regulatory Compliance and Risk Management Matters” contained in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q, supplements and modifies the discussion of the risk factor “The supervision and regulation to which the Corporation is subject is increasing and can be a competitive disadvantage; the Corporation may incur fines, penalties and other negative consequences from regulatory violations, including inadvertent or unintentional violations” as set forth in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no other material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	684,800	$12.66	684,800	3,315,200
February 1, 2014 to February 28, 2014	3,315,200	$12.41	3,315,200	—
March 1, 2014 to March 31, 2014	—	—	—	—

On October 22, 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to four million shares, or approximately 2.1% of its outstanding shares, through March 2014. As of March 31, 2014, 4.0 million shares were repurchased, completing this repurchase program. No stock repurchases were made outside the program and all repurchases were made in accordance with the guidelines of Rule 10b-18 and in compliance with Regulation M.

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

FULTON FINANCIAL CORPORATION

Date:	May 12, 2014	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	May 12, 2014	/s/ Patrick S. Barrett
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.