Form 10-Q
period 2014-06-30
FULTON FINANCIAL CORP
filed 2014-08-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014, or

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
Common Stock, $2.50 Par Value –187,792,000 shares outstanding as of July 31, 2014.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$258,837	$218,540
Interest-bearing deposits with other banks	222,894	163,988
Federal Reserve Bank and Federal Home Loan Bank stock	82,624	84,173
Loans held for sale	36,079	21,351
Available for sale investment securities	2,497,776	2,568,434
Loans, net of unearned income	12,839,511	12,782,220
Less: Allowance for loan losses	(191,685)	(202,780)
Net Loans	12,647,826	12,579,440
Premises and equipment	225,168	226,021
Accrued interest receivable	42,116	44,037
Goodwill and intangible assets	532,432	533,076
Other assets	487,887	495,574
Total Assets	$17,033,639	$16,934,634
LIABILITIES
Deposits:
Noninterest-bearing	$3,484,125	$3,283,172
Interest-bearing	9,209,534	9,208,014
Total Deposits	12,693,659	12,491,186
Short-term borrowings:
Federal funds purchased	384,011	582,436
Other short-term borrowings	624,296	676,193
Total Short-Term Borrowings	1,008,307	1,258,629
Accrued interest payable	16,647	15,218
Other liabilities	246,831	222,830
Federal Home Loan Bank advances and long-term debt	968,395	883,584
Total Liabilities	14,933,839	14,871,447
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 218.0 million shares issued in 2014 and 217.8 million shares issued in 2013	545,066	544,568
Additional paid-in capital	1,436,759	1,432,974
Retained earnings	514,988	463,843
Accumulated other comprehensive loss	(9,161)	(37,341)
Treasury stock, at cost, 29.0 million shares in 2014 and 25.2 million shares in 2013	(387,852)	(340,857)
Total Shareholders’ Equity	2,099,800	2,063,187
Total Liabilities and Shareholders’ Equity	$17,033,639	$16,934,634

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$131,440	$135,032	$263,270	$269,162
Investment securities:
Taxable	12,418	14,516	25,684	27,913
Tax-exempt	2,298	2,343	4,646	4,824
Dividends	325	364	657	754
Loans held for sale	214	384	348	879
Other interest income	1,207	439	2,089	868
Total Interest Income	147,902	153,078	296,694	304,400
INTEREST EXPENSE
Deposits	8,685	9,498	16,581	19,899
Short-term borrowings	540	700	1,173	1,209
Long-term debt	10,779	10,815	21,477	21,583
Total Interest Expense	20,004	21,013	39,231	42,691
Net Interest Income	127,898	132,065	257,463	261,709
Provision for credit losses	3,500	13,500	6,000	28,500
Net Interest Income After Provision for Credit Losses	124,398	118,565	251,463	233,209
NON-INTEREST INCOME
Service charges on deposit accounts	12,552	14,651	24,263	28,762
Investment management and trust services	11,339	10,601	22,297	20,697
Other service charges and fees	10,526	9,508	19,453	18,018
Mortgage banking income	5,741	10,997	9,346	19,170
Other	3,602	3,694	6,907	7,590
Investment securities gains, net:
Net gains on sales of investment securities	1,124	2,892	1,124	5,365
Other-than-temporary impairment losses	(12)	(27)	(12)	(27)
Investment securities gains, net	1,112	2,865	1,112	5,338
Total Non-Interest Income	44,872	52,316	83,378	99,575
NON-INTEREST EXPENSE
Salaries and employee benefits	63,623	63,490	123,189	124,702
Net occupancy expense	11,464	11,447	25,067	23,291
Other outside services	7,240	5,315	11,052	8,175
Data processing	4,331	4,509	8,127	8,412
Professional fees	3,559	3,395	6,463	6,442
Equipment expense	3,360	3,893	6,962	7,801
Software	3,209	3,094	6,134	5,842
FDIC insurance expense	2,615	3,001	5,304	5,848
Marketing	2,337	1,922	3,921	3,794
Other real estate owned and repossession expense	748	1,941	1,731	4,795
Operating risk loss	716	1,860	2,544	3,626
Intangible amortization	315	535	630	1,069
Other	12,657	12,728	24,604	24,269
Total Non-Interest Expense	116,174	117,130	225,728	228,066
Income Before Income Taxes	53,096	53,751	109,113	104,718
Income taxes	13,500	13,169	27,734	24,909
Net Income	$39,596	$40,582	$81,379	$79,809

PER SHARE:
Net Income (Basic)	$0.21	$0.21	$0.43	$0.41
Net Income (Diluted)	0.21	0.21	0.43	0.41
Cash Dividends	0.08	0.08	0.16	0.16
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013

Net Income	$39,596	$40,582	$81,379	$79,809
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	12,990	(36,958)	26,923	(36,833)
Reclassification adjustment for postretirement amendment gains included in net income	—	—	(944)	—
Reclassification adjustment for securities gains included in net income	(723)	(1,862)	(723)	(3,470)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	323	355	512	1,438
Unrealized gain on derivative financial instruments	34	34	68	68
Unrecognized pension and postretirement income	—	—	2,144	—
Amortization of net unrecognized pension and postretirement items	104	328	200	656
Other Comprehensive Income (Loss)	12,728	(38,103)	28,180	(38,141)
Total Comprehensive Income	$52,324	$2,479	$109,559	$41,668

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				81,379			81,379
Other comprehensive income (loss)					28,180		28,180
Stock issued, including related tax benefits	381	498	763			2,809	4,070
Stock-based compensation awards			3,022				3,022
Acquisition of treasury stock	(4,000)					(49,804)	(49,804)
Common stock cash dividends - $0.16 per share				(30,234)			(30,234)
Balance at June 30, 2014	189,033	$545,066	$1,436,759	$514,988	$(9,161)	$(387,852)	$2,099,800

Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				79,809			79,809
Other comprehensive income (loss)					(38,141)		(38,141)
Stock issued, including related tax benefits	854	1,544	(455)			3,586	4,675
Stock-based compensation awards			3,207				3,207
Acquisition of treasury stock	(6,421)					(71,337)	(71,337)
Common stock cash dividends - $0.16 per share				(31,137)			(31,137)
Balance at June 30, 2013	193,658	$543,637	$1,429,019	$412,609	$(32,466)	$(324,067)	$2,028,732

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$81,379	$79,809
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,000	28,500
Depreciation and amortization of premises and equipment	12,354	12,577
Net amortization of investment securities premiums	2,908	6,099
Investment securities gains, net	(1,112)	(5,338)
Net (increase) decrease in loans held for sale	(14,728)	6,990
Amortization of intangible assets	630	1,069
Stock-based compensation	3,022	3,207
Excess tax benefits from stock-based compensation	(52)	(148)
Decrease in accrued interest receivable	1,921	73
(Increase) decrease in other assets	(3,039)	21,847
Increase (decrease) in accrued interest payable	1,429	(1,622)
Increase (decrease) in other liabilities	3,646	(10,782)
Total adjustments	12,979	62,472
Net cash provided by operating activities	94,358	142,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	15,189	172,931
Proceeds from maturities of securities held to maturity	—	65
Proceeds from maturities of securities available for sale	174,619	381,807
Purchase of securities available for sale	(60,952)	(647,141)
(Increase) decrease in short-term investments	(57,357)	19,561
Net increase in loans	(74,766)	(534,760)
Net purchases of premises and equipment	(11,501)	(9,272)
Net cash used in investing activities	(14,768)	(616,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	104,390	55,058
Net increase (decrease) in time deposits	98,083	(281,412)
(Decrease) increase in short-term borrowings	(250,322)	751,919
Additions to long-term debt	90,000	—
Repayments of long-term debt	(5,189)	(5,086)
Net proceeds from issuance of common stock	4,018	4,527
Excess tax benefits from stock-based compensation	52	148
Dividends paid	(30,521)	(15,645)
Acquisition of treasury stock	(49,804)	(71,337)
Net cash (used in) provided by financing activities	(39,293)	438,172
Net Increase (Decrease) in Cash and Due From Banks	40,297	(36,356)
Cash and Due From Banks at Beginning of Period	218,540	256,300
Cash and Due From Banks at End of Period	$258,837	$219,944
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$37,802	$44,313
Income taxes	16,407	24,336
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC).

Recent Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASC Update 2014-08 changes the criteria for reporting discontinued operations, including a change in the definition of what constitutes the disposal of a component and additional disclosure requirements. For public business entities ASC Update 2014-08 is effective for disposals that occur within annual periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-08 is not expected to have an impact on the Corporation's consolidated financial statements.

In May 2014, the FASB issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update provides a framework that replaces most existing revenue recognition guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. For the Corporation, this standards update is effective with its March 31, 2017 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the pending adoption of ASC Update 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." In addition to new disclosure requirements, ASC Update 2014-11 requires that all repurchase-to-maturity transactions be accounted for as secured borrowings rather than as sales of financial assets. Also, all transfers of financial assets executed contemporaneously with a repurchase agreement with the same counterparty must be accounted for separately, the result of which would be the treatment of such transactions as a secured borrowings. ASC Update 2014-11 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-11 is not expected to have a material impact on the Corporation’s consolidated financial statements.
In June 2014, the FASB issued ASC Update 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASC Update 2014-12 clarifies guidance related to accounting for share-based payment awards with terms that allow an employee to vest in the award regardless of whether the employee is rendering service on the date a performance target is achieved. ASC Update 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASC Update 2014-12 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-12 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Reclassifications

Certain amounts in the 2013 consolidated financial statements and notes have been reclassified to conform to the 2014 presentation.

NOTE B – Net Income Per Share
Basic net income per share is calculated as net income divided by the weighted average number of shares outstanding.
Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock, restricted stock units (RSUs) and performance-based restricted stock units (PSUs). PSUs are required to be included in weighted average shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Weighted average shares outstanding (basic)	188,139	193,273	188,799	194,777
Impact of common stock equivalents	1,043	1,073	1,033	996
Weighted average shares outstanding (diluted)	189,182	194,346	189,832	195,773
For the three and six months ended June 30, 2014, 3.3 million and 3.2 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2013, 4.3 million and 4.0 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income (Loss)
The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended June 30, 2014
Unrealized gain (loss) on securities	$19,984	$(6,994)	$12,990
Reclassification adjustment for securities gains included in net income (1)	(1,112)	389	(723)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	497	(174)	323
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	160	(56)	104
Total Other Comprehensive Income (Loss)	$19,581	$(6,853)	$12,728
Three months ended June 30, 2013
Unrealized gain (loss) on securities	$(56,858)	$19,900	$(36,958)
Reclassification adjustment for securities gains included in net income (1)	(2,865)	1,003	(1,862)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	546	(191)	355
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	505	(177)	328
Total Other Comprehensive Income (Loss)	$(58,620)	$20,517	$(38,103)

Six months ended June 30, 2014
Unrealized gain (loss) on securities	$41,419	$(14,496)	$26,923
Reclassification adjustment for securities gains included in net income (1)	(1,112)	389	(723)
Reclassification adjustment for postretirement gains included in net income (2)	(1,452)	508	(944)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	788	(276)	512
Unrealized gain on derivative financial instruments	105	(37)	68
Unrecognized pension and postretirement income	3,291	(1,147)	2,144
Amortization of net unrecognized pension and postretirement items (2)	309	(109)	200
Total Other Comprehensive Income (Loss)	$43,348	$(15,168)	$28,180
Six months ended June 30, 2013
Unrealized gain (loss) on securities	$(56,666)	$19,833	$(36,833)
Reclassification adjustment for securities gains included in net income (1)	(5,338)	1,868	(3,470)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	2,212	(774)	1,438
Unrealized gain on derivative financial instruments	105	(37)	68
Amortization of net unrecognized pension and postretirement items (2)	1,010	(354)	656
Total Other Comprehensive Income (Loss)	$(58,677)	$20,536	$(38,141)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2014
Balance at March 31, 2014	$(13,577)	$1,841	$(2,648)	$(7,505)	$(21,889)
Other comprehensive income (loss) before reclassifications	12,990	323	—	—	13,313
Amounts reclassified from accumulated other comprehensive income (loss)	7	(730)	34	104	(585)
Balance at June 30, 2014	$(580)	$1,434	$(2,614)	$(7,401)	$(9,161)
Three months ended June 30, 2013
Balance at March 31, 2013	$24,878	$1,696	$(2,784)	$(18,153)	$5,637
Other comprehensive income (loss) before reclassifications	(36,958)	355	—	—	(36,603)
Amounts reclassified from accumulated other comprehensive income (loss)	(861)	(1,001)	34	328	(1,500)
Balance at June 30, 2013	$(12,941)	$1,050	$(2,750)	$(17,825)	$(32,466)

Six months ended June 30, 2014
Balance at December 31, 2013	$(27,510)	$1,652	$(2,682)	$(8,801)	$(37,341)
Other comprehensive income (loss) before reclassifications	26,923	512	—	2,144	29,579
Amounts reclassified from accumulated other comprehensive income (loss)	7	(730)	68	(744)	(1,399)
Balance at June 30, 2014	$(580)	$1,434	$(2,614)	$(7,401)	$(9,161)
Six months ended June 30, 2013
Balance at December 31, 2012	$26,361	$613	$(2,818)	$(18,481)	$5,675
Other comprehensive income (loss) before reclassifications	(36,833)	1,438	—	—	(35,395)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,469)	(1,001)	68	656	(2,746)
Balance at June 30, 2013	$(12,941)	$1,050	$(2,750)	$(17,825)	$(32,466)

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2014
Equity securities	$34,275	$11,987	$(14)	$46,248
U.S. Government securities	525	—	—	525
U.S. Government sponsored agency securities	254	6	—	260
State and municipal securities	262,368	8,244	(789)	269,823
Corporate debt securities	99,634	5,881	(4,862)	100,653
Collateralized mortgage obligations	1,022,728	8,224	(28,221)	1,002,731
Mortgage-backed securities	918,210	17,121	(4,726)	930,605
Auction rate securities	158,463	1	(11,533)	146,931
	$2,496,457	$51,464	$(50,145)	$2,497,776

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2013
Equity securities	$33,922	$12,355	$(76)	$46,201
U.S. Government securities	525	—	—	525
U.S. Government sponsored agency securities	720	7	(1)	726
State and municipal securities	281,810	6,483	(3,444)	284,849
Corporate debt securities	100,468	5,685	(7,404)	98,749
Collateralized mortgage obligations	1,069,138	8,036	(44,776)	1,032,398
Mortgage-backed securities	949,328	13,881	(17,497)	945,712
Auction rate securities	172,299	234	(13,259)	159,274
	$2,608,210	$46,681	$(86,457)	$2,568,434
Securities carried at $1.8 billion as of June 30, 2014 and $1.7 billion as of December 31, 2013 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions ($40.2 million at June 30, 2014 and $40.6 million at December 31, 2013) and other equity investments ($6.0 million at June 30, 2014 and $5.6 million at December 31, 2013).
As of June 30, 2014, the financial institutions stock portfolio had a cost basis of $28.5 million and a fair value of $40.2 million, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $28.2 million. The fair value of this investment accounted for 70.2% of the fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value.

The amortized cost and estimated fair values of debt securities as of June 30, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$20,164	$20,226
Due from one year to five years	71,674	75,583
Due from five years to ten years	194,644	200,454
Due after ten years	234,762	221,929
	521,244	518,192
Collateralized mortgage obligations	1,022,728	1,002,731
Mortgage-backed securities	918,210	930,605
	$2,462,182	$2,451,528
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
Three months ended June 30, 2014	(in thousands)
Equity securities	$—	$—	$(12)	$(12)
Debt securities	1,124	—	—	1,124
Total	$1,124	$—	$(12)	$1,112
Three months ended June 30, 2013
Equity securities	$1,083	$(28)	$(27)	$1,028
Debt securities	1,837	—	—	1,837
Total	$2,920	$(28)	$(27)	$2,865

Six months ended June 30, 2014
Equity securities	$1	$—	$(12)	$(11)
Debt securities	1,446	(323)	—	1,123
Total	$1,447	$(323)	$(12)	$1,112
Six months ended June 30, 2013
Equity securities	$2,222	$(28)	$(27)	$2,167
Debt securities	3,171	—	—	3,171
Total	$5,393	$(28)	$(27)	$5,338

The other-than-temporary impairment charges for equity securities during the three and six months ended June 30, 2014 and 2013 were for investments in common stocks of financial institutions and were due to the severity and duration of the declines in the fair values of certain financial institution stocks, in conjunction with management's assessment of the near-term prospects of each specific financial institution.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(19,961)	$(23,079)	$(20,691)	$(23,079)
Reductions for securities sold during the period	2,746	2,468	3,472	2,468
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	1	4	5	4
Balance of cumulative credit losses on debt securities, end of period	$(17,214)	$(20,607)	$(17,214)	$(20,607)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$8,531	$(39)	$34,089	$(750)	$42,620	$(789)
Corporate debt securities	—	—	42,995	(4,862)	42,995	(4,862)
Collateralized mortgage obligations	33,465	(97)	677,357	(28,124)	710,822	(28,221)
Mortgage-backed securities	37,304	(45)	302,835	(4,681)	340,139	(4,726)
Auction rate securities	—	—	146,839	(11,533)	146,839	(11,533)
Total debt securities	79,300	(181)	1,204,115	(49,950)	1,283,415	(50,131)
Equity securities	2	(1)	77	(13)	79	(14)
	$79,302	$(182)	$1,204,192	$(49,963)	$1,283,494	$(50,145)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2014.
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
As of June 30, 2014, approximately $143 million, or 97%, of the ARCs were rated above investment grade, with approximately $6 million, or 4%, AAA rated and $102 million, or 70%, AA rated. Approximately $4 million, or 3%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $3 million, or 59%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $145 million, or 99%, of the student loans underlying the ARCs have principal payments that are guaranteed by the federal government.
During the six months ended 2014, the Corporation sold ARCs with a total book value of $11.9 million, with no gain or loss upon sale. As of June 30, 2014, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $146.9 million were not subject to any other-than-temporary impairment charges as of June 30, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2014 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	June 30, 2014		December 31, 2013
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,524	$43,186	$47,481	$40,531
Subordinated debt	47,467	50,616	47,405	50,327
Pooled trust preferred securities	2,067	4,275	2,997	5,306
Corporate debt securities issued by financial institutions	97,058	98,077	97,883	96,164
Other corporate debt securities	2,576	2,576	2,585	2,585
Available for sale corporate debt securities	$99,634	$100,653	$100,468	$98,749

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.3 million at June 30, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or six months ended June 30, 2014 or 2013. Six of the Corporation's 20 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $12.1 million at June 30, 2014. All of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Three single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at June 30, 2014 were not rated by any ratings agency.
During the three and six months ended June 30, 2014, the Corporation sold two pooled trust preferred securities with a total amortized cost of $728,000, for a gain of $1.1 million. As of June 30, 2014, all six of the Corporation's pooled trust preferred securities, with an amortized cost of $2.1 million and an estimated fair value of $4.3 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $100.7 million were not subject to any other-than-temporary impairment charges as of June 30, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
As mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), in December 2013, five regulatory bodies issued final rulings (Final Rules) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve Board to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (1940 Act) but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Final Rules. While the Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules, the Corporation will continue to evaluate whether any of its investments fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2015. However, based on the Corporation's evaluation to date, it does not currently expect the Final Rules will have a material effect on its business, financial condition or results of operations.

NOTE E – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Real-estate - commercial mortgage	$5,128,734	$5,101,922
Commercial - industrial, financial and agricultural	3,601,721	3,628,420
Real-estate - home equity	1,730,497	1,764,197
Real-estate - residential mortgage	1,361,976	1,337,380
Real-estate - construction	634,018	573,672
Consumer	280,557	283,124
Leasing and other	109,573	99,256
Overdrafts	3,251	4,045
Loans, gross of unearned income	12,850,327	12,792,016
Unearned income	(10,816)	(9,796)
Loans, net of unearned income	$12,839,511	$12,782,220

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
The Corporation’s allowance for credit losses includes: (1) specific allowances allocated to loans evaluated for impairment under the FASB's ASC Section 310-10-35; and (2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.
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
The following table presents the components of the allowance for credit losses:

	June 30, 2014	December 31, 2013
	(in thousands)
Allowance for loan losses	$191,685	$202,780
Reserve for unfunded lending commitments	1,757	2,137
Allowance for credit losses	$193,442	$204,917

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$199,006	$221,527	$204,917	$225,439
Loans charged off	(11,476)	(21,383)	(21,744)	(43,489)
Recoveries of loans previously charged off	2,412	3,982	4,269	7,176
Net loans charged off	(9,064)	(17,401)	(17,475)	(36,313)
Provision for credit losses	3,500	13,500	6,000	28,500
Balance at end of period	$193,442	$217,626	$193,442	$217,626

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended June 30, 2014
Balance at March 31, 2014	$53,757	$50,563	$32,460	$33,329	$9,842	$3,324	$2,011	$11,803	$197,089
Loans charged off	(2,141)	(5,512)	(1,234)	(1,089)	(218)	(449)	(833)	—	(11,476)
Recoveries of loans previously charged off	430	775	177	108	158	402	362	—	2,412
Net loans charged off	(1,711)	(4,737)	(1,057)	(981)	(60)	(47)	(471)	—	(9,064)
Provision for loan losses (1)	(2,204)	3,258	638	396	1,549	29	311	(317)	3,660
Balance at June 30, 2014	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685
Three months ended June 30, 2013
Balance at March 31, 2013	$63,985	$56,672	$23,701	$33,484	$16,004	$2,286	$2,787	$21,122	$220,041
Loans charged off	(5,193)	(5,960)	(1,966)	(4,465)	(2,597)	(433)	(769)	—	(21,383)
Recoveries of loans previously charged off	1,505	756	192	116	744	406	263	—	3,982
Net loans charged off	(3,688)	(5,204)	(1,774)	(4,349)	(1,853)	(27)	(506)	—	(17,401)
Provision for loan losses (1)	(1,601)	6,089	3,809	3,549	320	238	644	743	13,791
Balance at June 30, 2013	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431
Six months ended June 30, 2014
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans charged off	(3,527)	(10,637)	(2,885)	(1,935)	(432)	(1,200)	(1,128)	—	(21,744)
Recoveries of loans previously charged off	474	1,519	533	224	382	611	526	—	4,269
Net loans charged off	(3,053)	(9,118)	(2,352)	(1,711)	(50)	(589)	(602)	—	(17,475)
Provision for loan losses (1)	(2,764)	7,872	6,171	1,373	(1,268)	635	(917)	(4,722)	6,380
Balance at June 30, 2014	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685
Six months ended June 30, 2013
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans charged off	(9,326)	(15,462)	(4,370)	(7,515)	(4,583)	(983)	(1,250)	—	(43,489)
Recoveries of loans previously charged off	2,569	1,135	523	197	1,415	912	425	—	7,176
Net loans charged off	(6,757)	(14,327)	(3,847)	(7,318)	(3,168)	(71)	(825)	—	(36,313)
Provision for loan losses (1)	2,525	11,679	6,807	5,466	352	201	998	813	28,841
Balance at June 30, 2013	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431

(1)
The provision for loan losses excluded a $160,000 and $380,000 decrease, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2014 and excluded a $291,000 and $341,000 decrease, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2013. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $3.5 million and $6.0 million, respectively, for the three and six months ended June 30, 2014 and $13.5 million and $28.5 million, respectively, for the three and six months ended June 30, 2013.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at June 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$33,388	$36,603	$22,234	$11,450	$7,163	$3,285	$1,851	$11,486	$127,460
Evaluated for impairment under FASB ASC Section 310-10-35	16,454	12,481	9,807	21,294	4,168	21	—	N/A	64,225
	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685

Loans, net of unearned income at June 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$5,067,400	$3,558,788	$1,715,953	$1,309,739	$606,221	$280,534	$102,008	N/A	$12,640,643
Evaluated for impairment under FASB ASC Section 310-10-35	61,334	42,933	14,544	52,237	27,797	23	—	N/A	198,868
	$5,128,734	$3,601,721	$1,730,497	$1,361,976	$634,018	$280,557	$102,008	N/A	$12,839,511

Allowance for loan losses at June 30, 2013:
Measured for impairment under FASB ASC Subtopic 450-20	$43,405	$42,354	$16,114	$9,841	$9,572	$2,479	$2,925	$21,865	$148,555
Evaluated for impairment under FASB ASC Section 310-10-35	15,291	15,203	9,622	22,843	4,899	18	—	N/A	67,876
	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431

Loans, net of unearned income at June 30, 2013:
Measured for impairment under FASB ASC Subtopic 450-20	$4,788,274	$3,649,857	$1,745,208	$1,259,558	$572,537	$300,212	$91,402	N/A	$12,407,048
Evaluated for impairment under FASB ASC Section 310-10-35	68,642	63,117	15,060	53,787	37,743	21	—	N/A	238,370
	$4,856,916	$3,712,974	$1,760,268	$1,313,345	$610,280	$300,233	$91,402	N/A	$12,645,418

(1)
The unallocated allowance, which was approximately 6% and 10% of the total allowance for credit losses as of June 30, 2014 and June 30, 2013, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructurings (TDRs). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans to borrowers with total outstanding commitments greater than or equal to $1.0 million are evaluated individually for impairment. Impaired loans to borrowers with total outstanding commitments less than $1.0 million are pooled and measured for impairment collectively. As of June 30, 2014 and December 31, 2013, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
As of June 30, 2014 and 2013, approximately 79% and 86%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.
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

The following table presents total impaired loans by class segment:

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$26,692	$22,832	$—	$28,892	$24,494	$—
Commercial - secured	27,737	22,524	—	23,890	21,383	—
Real estate - home equity	399	300	—	399	300	—
Real estate - residential mortgage	1,397	1,397	—	—	—	—
Construction - commercial residential	20,920	15,000	—	18,943	13,740	—
Construction - commercial	1,007	874	—	2,996	1,976	—
	78,152	62,927		75,120	61,893
With a related allowance recorded:
Real estate - commercial mortgage	47,919	38,502	16,454	43,282	35,830	14,444
Commercial - secured	28,337	19,537	11,844	34,267	22,324	13,315
Commercial - unsecured	930	872	637	1,113	1,048	752
Real estate - home equity	20,019	14,244	9,807	20,383	14,337	9,059
Real estate - residential mortgage	61,525	50,840	21,294	63,682	51,097	21,745
Construction - commercial residential	20,866	10,388	3,786	25,769	14,579	3,493
Construction - commercial	2,458	1,254	239	485	195	77
Construction - other	452	281	143	719	548	301
Consumer - direct	17	17	16	11	11	10
Consumer - indirect	6	6	5	2	2	2
	182,529	135,941	64,225	189,713	139,971	63,198
Total	$260,681	$198,868	$64,225	$264,833	$201,864	$63,198
As of June 30, 2014 and December 31, 2013, there were $62.9 million and $61.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended June 30				Six months ended June 30
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$23,162	$80	$30,107	$125	$23,606	$166	$31,467	281
Commercial - secured	21,695	34	35,668	50	21,591	69	33,816	82
Commercial - unsecured	—	—	—	—	—	—	44	—
Real estate - home equity	300	1	205	—	300	1	237	1
Real estate - residential mortgage	857	5	1,494	9	571	6	1,158	21
Construction - commercial residential	17,853	62	22,267	71	16,482	122	22,694	134
Construction - commercial	1,418	—	3,151	—	1,604	—	3,995	2
	65,285	182	92,892	255	64,154	364	93,411	521
With a related allowance recorded:
Real estate - commercial mortgage	38,455	132	46,002	190	37,580	264	49,149	405
Commercial - secured	21,652	33	27,917	39	21,876	71	31,649	81
Commercial - unsecured	757	1	1,339	1	854	2	1,587	3
Real estate - home equity	14,049	28	14,260	16	14,145	48	13,787	32
Real estate - residential mortgage	51,153	300	53,222	309	51,134	594	53,351	634
Construction - commercial residential	7,676	27	12,458	40	9,977	62	11,582	82
Construction - commercial	723	—	1,921	—	547	—	2,064	3
Construction - other	413	—	496	—	458	—	523	1
Consumer - direct	16	—	18	—	14	—	22	—
Consumer - indirect	4	—	2	—	3	—	1	—
Leasing and other and overdrafts	—	—	23	—	—	—	18	—
	134,898	521	157,658	595	136,588	1,041	163,733	1,241
Total	$200,183	$703	$250,550	$850	$200,742	$1,405	$257,144	1,762

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2014 and 2013 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate - commercial mortgage	$4,850,227	$4,763,987	$115,220	$141,013	$163,287	$196,922	$5,128,734	$5,101,922
Commercial - secured	3,145,100	3,167,168	128,824	111,613	126,790	125,382	3,400,714	3,404,163
Commercial - unsecured	172,054	209,836	23,681	11,666	5,272	2,755	201,007	224,257
Total commercial - industrial, financial and agricultural	3,317,154	3,377,004	152,505	123,279	132,062	128,137	3,601,721	3,628,420
Construction - commercial residential	154,366	146,041	28,412	31,522	47,031	57,806	229,809	235,369
Construction - commercial	327,310	258,441	1,470	2,932	6,415	8,124	335,195	269,497
Total construction (excluding Construction - other)	481,676	404,482	29,882	34,454	53,446	65,930	565,004	504,866
	$8,649,057	$8,545,473	$297,607	$298,746	$348,795	$390,989	$9,295,459	$9,235,208
% of Total	93.0%	92.6%	3.2%	3.2%	3.8%	4.2%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents a summary of delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate - home equity	$1,702,554	$1,731,185	$11,849	$16,029	$16,094	$16,983	$1,730,497	$1,764,197
Real estate - residential mortgage	1,309,813	1,282,754	24,276	23,279	27,887	31,347	1,361,976	1,337,380
Construction - other	68,584	68,258	149	—	281	548	69,014	68,806
Consumer - direct	123,483	126,666	3,324	3,586	2,765	2,391	129,572	132,643
Consumer - indirect	148,841	147,017	2,084	3,312	60	152	150,985	150,481
Total consumer	272,324	273,683	5,408	6,898	2,825	2,543	280,557	283,124
Leasing and other and overdrafts	101,415	92,876	533	581	60	48	102,008	93,505
	$3,454,690	$3,448,756	$42,215	$46,787	$47,147	$51,469	$3,544,052	$3,547,012
% of Total	97.5%	97.2%	1.2%	1.3%	1.3%	1.5%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	June 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$129,934	$133,753
Accruing loans greater than 90 days past due	19,378	20,524
Total non-performing loans	149,312	154,277
Other real estate owned (OREO)	13,482	15,052
Total non-performing assets	$162,794	$169,329
The following table presents TDRs, by class segment:

	June 30, 2014	December 31, 2013
	(in thousands)
Real-estate - residential mortgage	$31,184	$28,815
Real-estate - commercial mortgage	19,398	19,758
Construction - commercial residential	8,561	10,117
Commercial - secured	6,876	7,933
Real estate - home equity	2,815	1,365
Commercial - unsecured	77	112
Consumer - direct	17	11
Consumer - indirect	6	—
Total accruing TDRs	68,934	68,111
Non-accrual TDRs (1)	25,526	30,209
Total TDRs	$94,460	$98,320

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of June 30, 2014 and December 31, 2013, there were $5.3 million and $9.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment, as of June 30, 2014 and 2013 that were modified during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30				Six months ended June 30
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	2	$2,334	4	$2,002	9	$9,804	9	$4,654
Construction - commercial residential	1	1,366	2	4,487	2	1,914	4	5,115
Real estate - residential mortgage	9	1,130	11	2,059	15	1,836	39	6,025
Real estate - home equity	10	334	11	677	20	863	28	1,857
Commercial - secured	1	143	2	135	1	143	7	592
Consumer - indirect	1	6	—	—	4	7	—	—
Consumer - direct	2	4	9	2	6	8	9	2
Commercial - unsecured	—	—	—	—	—	—	1	15
Total	26	$5,317	39	$9,362	57	$14,575	97	$18,260

The following table presents TDRs, by class segment, as of June 30, 2014 and 2013 that were modified within the previous 12 months and had a post-modification payment default during the six months ended June 30, 2014 and 2013. The Corporation defines a payment default as a single missed payment.

	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	9	$1,204	22	$4,677
Real estate - home equity	9	777	14	935
Construction - commercial residential	1	619	1	608
Real estate - commercial mortgage	2	35	4	2,407
Commercial - secured	1	10	2	381
Consumer - direct	—	—	6	2
Total	22	$2,645	49	$9,010

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2014
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,537	$2,955	$2,079	$41,936	$44,015	$59,507	$5,069,227	$5,128,734
Commercial - secured	13,774	2,394	2,163	35,185	37,348	53,516	3,347,198	3,400,714
Commercial - unsecured	564	29	20	795	815	1,408	199,599	201,007
Total commercial - industrial, financial and agricultural	14,338	2,423	2,183	35,980	38,163	54,924	3,546,797	3,601,721
Real estate - home equity	9,585	2,264	4,365	11,729	16,094	27,943	1,702,554	1,730,497
Real estate - residential mortgage	19,339	4,937	6,834	21,053	27,887	52,163	1,309,813	1,361,976
Construction - commercial residential	268	219	1,032	16,827	17,859	18,346	211,463	229,809
Construction - commercial	—	—	—	2,128	2,128	2,128	333,067	335,195
Construction - other	149	—	—	281	281	430	68,584	69,014
Total real estate - construction	417	219	1,032	19,236	20,268	20,904	613,114	634,018
Consumer - direct	2,227	1,097	2,765	—	2,765	6,089	123,483	129,572
Consumer - indirect	1,742	342	60	—	60	2,144	148,841	150,985
Total consumer	3,969	1,439	2,825	—	2,825	8,233	272,324	280,557
Leasing and other and overdrafts	426	107	60	—	60	593	101,415	102,008
Total	$60,611	$14,344	$19,378	$129,934	$149,312	$224,267	$12,615,244	$12,839,511

	December 31, 2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,474	$4,009	$3,502	$40,566	$44,068	$63,551	$5,038,371	$5,101,922
Commercial - secured	8,916	1,365	1,311	35,774	37,085	47,366	3,356,797	3,404,163
Commercial - unsecured	332	125	—	936	936	1,393	222,864	224,257
Total commercial - industrial, financial and agricultural	9,248	1,490	1,311	36,710	38,021	48,759	3,579,661	3,628,420
Real estate - home equity	13,555	2,474	3,711	13,272	16,983	33,012	1,731,185	1,764,197
Real estate - residential mortgage	16,969	6,310	9,065	22,282	31,347	54,626	1,282,754	1,337,380
Construction - commercial residential	—	645	346	18,202	18,548	19,193	216,176	235,369
Construction - commercial	14	—	—	2,171	2,171	2,185	267,312	269,497
Construction - other	—	—	—	548	548	548	68,258	68,806
Total real estate - construction	14	645	346	20,921	21,267	21,926	551,746	573,672
Consumer - direct	2,091	1,495	2,391	—	2,391	5,977	126,666	132,643
Consumer - indirect	2,864	448	150	2	152	3,464	147,017	150,481
Total consumer	4,955	1,943	2,541	2	2,543	9,441	273,683	283,124
Leasing and other and overdrafts	559	22	48	—	48	629	92,876	93,505
Total	$60,774	$16,893	$20,524	$133,753	$154,277	$231,944	$12,550,276	$12,782,220

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of period	$41,668	$41,006	$42,452	$39,737
Originations of mortgage servicing rights	1,236	3,235	2,351	7,462
Amortization	(318)	(2,491)	(2,217)	(5,449)
Balance at end of period	$42,586	$41,750	$42,586	$41,750

Valuation allowance:
Balance at beginning of period	$—	$(3,680)	$—	$(3,680)
Reversals (additions)	—	1,990	—	1,990
Balance at end of period	$—	$(1,690)	$—	$(1,690)

Net MSRs at end of period	$42,586	$40,060	$42,586	$40,060
MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. No adjustment to the valuation allowance was necessary for three and six months ended June 30, 2014. Based on the results of the fair value analysis completed as of June 30, 2013, a decrease to the valuation allowance of $2.0 million was recorded for the three and six months ended June 30, 2013.
As of June 30, 2014, the estimated fair value of MSRs was $47.3 million, which exceeded their book value. Therefore, no increase to the valuation allowance was necessary during the three or six months ended June 30, 2014.

NOTE G – Stock-Based Compensation
The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. The Corporation grants equity awards to employees, consisting of stock options, restricted stock, RSUs and PSUs under its Amended and Restated Equity and Cash Incentive Compensation Plan (Employee Option Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan.
The Corporation also grants equity awards stock to non-employee members of the board of directors under its 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.

Equity awards issued under the Employee Option Plan have historically been granted annually and become fully vested over or after a three year vesting period. Equity awards under the Directors' Plan generally vest immediately upon grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Stock-based compensation expense	$1,989	$2,360	$3,022	$3,207
Tax benefit	(446)	(687)	(709)	(911)
Stock-based compensation expense, net of tax	$1,543	$1,673	$2,313	$2,296

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. The fair value of restricted stock is based on the trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest.

During the three and six months ended June 30, 2014, the Corporation granted approximately 389,000 PSUs, 289,000 stock options and 105,000 RSUs under its Employee Option Plan. The fair value of RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant. RSUs become fully vested over or after a three year vesting period, however, certain events, as defined in the Employee Option Plan, can result in the acceleration of the vesting of RSUs. RSUs and PSUs earn dividends during the vesting period, which are forfeitable if the awards do not vest. The amount of PSUs that vest is variable based on the achievement of Corporate and individual performance measures, as defined in each grantees' award agreement. As such, the fair value of PSUs, which is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards, may vary, based on the expectations for actual performance relative to defined performance measures. As of June 30, 2014, the Employee Option Plan had 11.1 million shares reserved for future grants through 2023. During the three and six months ended June 30, 2014, the Corporation granted approximately 13,000 shares of stock under its Directors' Plan. As of June 30, 2014, the Directors’ Plan had approximately 424,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by consulting actuaries, consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Service cost (1)	$92	$51	$184	$102
Interest cost	853	772	1,706	1,544
Expected return on plan assets	(810)	(800)	(1,621)	(1,600)
Net amortization and deferral	244	596	488	1,192
Net periodic benefit cost	$379	$619	$757	$1,238

(1)
The Pension Plan service cost recorded for the three and six months ended June 30, 2014 and 2013, respectively, was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998.
Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million gain in 2014, as determined by consulting actuaries and included as a component of salaries and employee benefits on the consolidated statements of income. The gain resulted from the recognition of the remaining prior service cost prior to the amendment date as of December 31, 2013.

In addition, this amendment resulted in a $3.3 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.
The net periodic benefit (income) cost of the Corporation’s Postretirement Plan as determined by consulting actuaries, consisted of the following components, excluding the impact of the $1.5 million plan amendment gain:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Service cost (1)	$—	$57	$15	$114
Interest cost	48	81	109	162
Net accretion and deferral	(84)	(91)	(179)	(182)
Net periodic benefit (income) cost	$(36)	$47	$(55)	$94

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
Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when the Corporation determines it is appropriate to do so.
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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2014		December 31, 2013
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$129,053	$2,420	$75,217	$867
Negative fair values	1,180	(20)	11,393	(59)
Net interest rate locks with customers		2,400		808
Forward Commitments
Positive fair values	1,400	5	87,904	1,263
Negative fair values	124,288	(1,748)	2,373	(5)
Net forward commitments		(1,743)		1,258
Interest Rate Swaps with Customers
Positive fair values	318,089	10,042	111,899	2,105
Negative fair values	54,098	(590)	105,673	(2,993)
Net interest rate swaps with customers		9,452		(888)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	54,098	590	105,673	2,993
Negative fair values	318,089	(10,042)	111,899	(2,105)
Net interest rate swaps with dealer counterparties		(9,452)		888
Foreign Exchange Contracts with Customers
Positive fair values	5,012	81	2,150	24
Negative fair values	11,088	(103)	12,775	(343)
Net foreign exchange contracts with customers		(22)		(319)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	11,046	144	17,348	498
Negative fair values	5,149	(60)	5,872	(48)
Net foreign exchange contracts with correspondent banks		84		450
Net derivative fair value asset		$719		$2,197

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(in thousands)
Interest rate locks with customers	$1,203	$(5,886)	$1,592	$(8,424)
Forward commitments	(1,503)	9,847	(3,001)	10,275
Interest rate swaps with customers	6,135	(5,871)	10,340	(6,279)
Interest rate swaps with dealer counterparties	(6,135)	5,871	(10,340)	6,279
Foreign exchange contracts with customers	105	(291)	297	169
Foreign exchange contracts with correspondent banks	(98)	542	(366)	960
Net fair value gains (losses) on derivative financial instruments	$(293)	$4,212	$(1,478)	$2,980

NOTE J – Fair Value Option
U.S. GAAP permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied. The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note I, "Derivative Financial Instruments." The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is recorded within interest income on the consolidated statements of income.
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2014	December 31, 2013
	(in thousands)
Cost	$35,085	$21,172
Fair value	36,079	21,351
During the three and six months ended June 30, 2014, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $518,000 and $815,000, respectively. During the three and six months ended June 30, 2013, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $2.7 million and $3.4 million, respectively.

NOTE K – Balance Sheet Offsetting
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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
June 30, 2014
Interest rate swap derivative assets	$10,632	$(687)	$—	$9,945
Foreign exchange derivative assets with correspondent banks	144	(56)	—	88
Total	$10,776	$(743)	$—	$10,033

Interest rate swap derivative liabilities	$10,632	$(687)	$(692)	$9,253
Foreign exchange derivative liabilities with correspondent banks	60	(56)	—	4
Total	$10,692	$(743)	$(692)	$9,257

December 31, 2013
Interest rate swap derivative assets	$5,098	$(2,104)	$—	$2,994

Interest rate swap derivative liabilities	$5,098	$(2,104)	$(730)	$2,264

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

NOTE L – Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit	$4,362,988	$4,379,578
Standby letters of credit	369,383	391,445
Commercial letters of credit	34,632	36,344
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
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of June 30, 2014 and December 31, 2013, total outstanding repurchase requests totaled $680,000 and $8.8 million, respectively. During the first quarter of 2014, the Corporation entered into a settlement agreement with a secondary market investor. Under this agreement, the Corporation agreed to pay this investor $4.5 million to settle all outstanding and potential future repurchase requests under a series of specified loan purchase agreements with that secondary market investor. The result of this settlement was a reduction to outstanding repurchase requests of $7.5 million and a reduction to reserves for repurchases of $5.1 million, resulting in a $600,000 reduction of operating risk loss on the consolidated statements of income during the six months ended June 30, 2014.
From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program during the six months ended June 30, 2014 or during 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of June 30, 2014, the unpaid principal balance of loans sold under the MPF Program was approximately $165 million. As of June 30, 2014 and December 31, 2013, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.4 million and $2.5 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology.
As of June 30, 2014 and December 31, 2013, the total reserve for losses on residential mortgage loans sold was $3.3 million and $8.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of June 30, 2014 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
Regulatory Matters
In July 2014, three wholly owned banking subsidiaries of the Corporation, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order) with their primary Federal bank regulatory agency, the Office of the Comptroller of the Currency relating to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program, which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements") as disclosed by the Corporation in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (Form 8-K).  The Consent Orders require, among other things, that the banking subsidiaries review, assess and take actions to strengthen and enhance their compliance programs related to the BSA/AML Requirements (BSA/AML Compliance Program). In addition, the Form 8-K disclosed that the Corporation and its wholly owned subsidiary, Lafayette Ambassador Bank (Lafayette), anticipate that they will enter into a consent cease and desist order (Cease and Desist Order) with their primary Federal bank regulatory agency, the Board of Governors of the Federal Reserve System, in the near future. It is anticipated that the Cease and Desist Order will require the Corporation and Lafayette to strengthen the BSA/AML Compliance Program and will impose requirements similar to those set forth in the Consent Orders. Further, because the Consent Orders and the anticipated Cease and Desist Order relate to the BSA/AML Compliance Program, which is operated jointly for all of the Corporation’s subsidiary banks, the Corporation anticipates that one or more of the Corporation’s other subsidiary banks may also become the subject or subjects of a regulatory enforcement action related to the BSA/AML Requirements, and the provisions of any such enforcement action may differ from those of the Consent Orders.
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

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial condition, the operating results and/or the liquidity of the Corporation. However, legal proceedings are often unpredictable, and the actual results of such proceedings cannot be determined with certainty.

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
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$36,079	$—	$36,079
Available for sale investment securities:
Equity securities	45,884	364	—	46,248
U.S. Government securities	—	525	—	525
U.S. Government sponsored agency securities	—	260	—	260
State and municipal securities	—	269,823	—	269,823
Corporate debt securities	—	92,558	8,095	100,653
Collateralized mortgage obligations	—	1,002,731	—	1,002,731
Mortgage-backed securities	—	930,605	—	930,605
Auction rate securities	—	—	146,931	146,931
Total available for sale investments	45,884	2,296,866	155,026	2,497,776
Other assets	16,306	13,056	—	29,362
Total assets	$62,190	$2,346,001	$155,026	$2,563,217
Other liabilities	$16,242	$12,399	$—	$28,641

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$21,351	$—	$21,351
Available for sale investment securities:
Equity securities	46,201	—	—	46,201
U.S. Government securities	—	525	—	525
U.S. Government sponsored agency securities	—	726	—	726
State and municipal securities	—	284,849	—	284,849
Corporate debt securities	—	89,662	9,087	98,749
Collateralized mortgage obligations	—	1,032,398	—	1,032,398
Mortgage-backed securities	—	945,712	—	945,712
Auction rate securities	—	—	159,274	159,274
Total available for sale investments	46,201	2,353,872	168,361	2,568,434
Other assets	15,779	7,227	—	23,006
Total assets	$61,980	$2,382,450	$168,361	$2,612,791
Other liabilities	$15,648	$5,161	$—	$20,809

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2014 and December 31, 2013 were measured based on the price that secondary market investors were offering for loans with similar characteristics.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($40.2 million at June 30, 2014 and $40.6 million at December 31, 2013) and other equity investments ($6.0 million at June 30, 2014 and $5.6 million at December 31, 2013). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.6 million at June 30, 2014 and $50.3 million at December 31, 2013), single-issuer trust preferred securities issued by financial institutions ($43.2 million at June 30, 2014 and $40.5 million at December 31, 2013), pooled trust preferred securities issued by financial institutions ($4.3 million at June 30, 2014 and $5.3 million at December 31, 2013) and other corporate debt issued by non-financial institutions ($2.6 million at June 30, 2014 and December 31, 2013).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $39.4 million and $36.7 million of single-issuer trust preferred securities held at June 30, 2014 and December 31, 2013, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.8 million at June 30, 2014 and December 31, 2013). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($16.1 million at June 30, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($225,000 at June 30, 2014 and $522,000 at December 31, 2013). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.4 million at June 30, 2014 and $2.1 million at December 31, 2013) and the fair value of interest rate swaps ($10.6 million at June 30, 2014 and $5.1 million at December 31, 2013). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note I, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.1 million at June 30, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($163,000 at June 30, 2014 and $391,000 at December 31, 2013). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.8 million at June 30, 2014 and $64,000 at December 31, 2013) and the fair value of interest rate swaps ($10.6 million at June 30, 2014 and $5.1 million at December 31, 2013). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended June 30, 2014
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at March 31, 2014	$5,659	$3,820	$147,713
Sales	(1,394)	—	—
Unrealized adjustment to fair value (1)	38	(2)	124
Settlements - calls	(28)	—	(1,081)
Discount accretion (2)	—	2	175
Balance at June 30, 2014	$4,275	$3,820	$146,931

	Three months ended June 30, 2013
Balance at March 31, 2013	$8,356	$3,370	$154,639
Sales	(3,286)	—	—
Unrealized adjustment to fair value (1)	445	297	(172)
Settlements - calls	(124)	—	(2,066)
Discount accretion (2)	—	3	191
Balance at June 30, 2013	$5,391	$3,670	$152,592

	Six months ended June 30, 2014
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2013	$5,306	$3,781	$159,274
Sales	(1,394)	—	(11,912)
Unrealized adjustment to fair value (1)	559	36	248
Settlements - calls	(200)	—	(1,081)
Discount accretion (2)	4	3	402
Balance at June 30, 2014	$4,275	$3,820	$146,931

	Six months ended June 30, 2013
Balance at December 31, 2012	$6,927	$3,360	$149,339
Sales	(3,286)	—	—
Unrealized adjustment to fair value (1)	1,874	304	5,188
Settlements - calls	(124)	—	(2,408)
Discount accretion (2)	—	6	473
Balance at June 30, 2013	$5,391	$3,670	$152,592

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$134,643	$134,643
Other financial assets	—	—	56,068	56,068
Total assets	$—	$—	$190,711	$190,711

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,666	$138,666
Other financial assets	—	—	57,504	57,504
Total assets	$—	$—	$196,170	$196,170
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

•
Other financial assets – This category includes OREO ($13.5 million at June 30, 2014 and $15.1 million at December 31, 2013) and MSRs ($42.6 million at June 30, 2014 and $42.5 million at December 31, 2013), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2014 valuation were 12.1% and 9.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2014 and December 31, 2013. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.
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

	June 30, 2014		December 31, 2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$258,837	$258,837	$218,540	$218,540
Interest-bearing deposits with other banks	222,894	222,894	163,988	163,988
Federal Reserve Bank and Federal Home Loan Bank stock	82,624	82,624	84,173	84,173
Loans held for sale (1)	36,079	36,079	21,351	21,351
Available for sale investment securities (1)	2,497,776	2,497,776	2,568,434	2,568,434
Loans, net of unearned income (1)	12,839,511	12,744,881	12,782,220	12,688,774
Accrued interest receivable	42,116	42,116	44,037	44,037
Other financial assets (1)	155,336	155,336	146,933	146,933
FINANCIAL LIABILITIES
Demand and savings deposits	$9,677,654	$9,677,654	$9,573,264	$9,573,264
Time deposits	3,016,005	3,025,680	2,917,922	2,927,374
Short-term borrowings	1,008,307	1,008,307	1,258,629	1,258,629
Accrued interest payable	16,647	16,647	15,218	15,218
Other financial liabilities (1)	165,358	165,358	124,440	124,440
Federal Home Loan Bank advances and long-term debt	968,395	964,797	883,584	875,984

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
The following instruments are predominantly short-term:

Assets	Liabilities
Cash and due from banks	Demand and savings deposits
Interest bearing deposits with other banks	Short-term borrowings
Accrued interest receivable	Accrued interest payable

Federal Reserve Bank and Federal Home Loan Bank stock represent restricted investments and are carried at cost on the consolidated balance sheets. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank.  Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the "FHLB").
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

NOTE N – Common Stock Repurchase Plans
In October 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through March 2014. During the first quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase plan at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.
In May 2014, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through December 31, 2014. No shares were repurchased under this repurchase plan during the three and six months ended June 30, 2014.

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

•
the effects of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;

•
capital and liquidity strategies, including the Corporation’s ability to comply with applicable capital and liquidity requirements (including the finalized Basel III capital standards), and the Corporation’s ability to generate capital internally or raise capital on favorable terms;

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the impact of non-interest income growth, including the impact of potential regulatory changes;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the effects of the increasing time and expense associated with regulatory compliance and risk management;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the issuance of enforcement orders by federal bank regulatory agencies;

•	the Corporation’s ability to manage the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•
the impact of operational risk, i.e. the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•
the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses, amortization of intangible assets and goodwill impairment;

•	the Corporation’s ability to keep pace with technological changes and to identify and to address cyber-security risks;

•	the effects of competition on rates of deposit, loan growth and net interest margin; and

•	any damage to the Corporation’s reputation resulting from developments related to any of the items identified above.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2014	2013	2014	2013
Income before income taxes (in thousands)	$53,096	$53,751	$109,113	$104,718
Net income (in thousands)	$39,596	$40,582	$81,379	$79,809
Diluted net income per share	$0.21	$0.21	$0.43	$0.41
Return on average assets	0.94%	0.97%	0.97%	0.97%
Return on average equity	7.63%	7.89%	7.92%	7.78%
Net interest margin (1)	3.41%	3.52%	3.44%	3.54%
Non-performing assets to total assets	0.96%	1.23%	0.96%	1.23%
Annualized net charge-offs to average loans	0.28%	0.56%	0.27%	0.59%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the second quarter of 2014 decreased $655,000, or 1.2%, compared to the second quarter of 2013. For the first half of 2014, income before taxes increased $4.4 million, or 4.2%, compared to the same period in 2013. The Corporation's results for the three and six months ended June 30, 2014 in comparison to the same periods in 2013 were most significantly impacted by improved asset quality, resulting in decreases in the provision for credit losses and lower net interest income and non-interest income, partially offset by decreases in non-interest expense.
Following is a summary of these and other noteworthy items for the second quarter of 2014:
Asset Quality - For the three and six months ended June 30, 2014, the Corporation's provision for credit losses decreased $10.0 million, or 74.1%, and $22.5 million, or 78.9%, respectively, in comparison to the same periods in 2013. These decreases were due to an overall improvement in asset quality.
Non-performing loans decreased $39.9 million, or 21.1%, since June 30, 2013. The total delinquency rate was 1.75% as of June 30, 2014, compared to 2.18% as of June 30, 2013. Annualized net charge-offs to average loans outstanding were 0.28% for the second quarter of 2014, compared to 0.56% for the second quarter of 2013.
Net Interest Income and Net Interest Margin - For the three and six months ended June 30, 2014, net interest income decreased $4.2 million, or 3.2%, and $4.2 million, or 1.6%, respectively, in comparison to the same periods in 2013. Net interest income for the three and six months ended June 30, 2014 was negatively impacted by net interest margin compression as yields on interest-earning assets declined more significantly than the cost of interest-bearing liabilities in comparison to the same periods in 2013. The net interest margin for the second quarter of 2014 decreased 11 basis points, or 3.1%, in comparison to the second quarter of 2013. For the six months ended June 30, 2014, net interest margin decreased 10 basis points, or 2.8%, in comparison to the same period of 2013.
Partially offsetting the impact of the decreasing yields was growth in average interest-earning assets. Average interest-earning assets increased $38.9 million, or 0.3%, in the second quarter of 2014 in comparison to the same period of 2013, mainly due to a $267.2 million, or 2.1%, increase in average loans, partially offset by a $215.9 million, or 7.9%, decrease in investments. Average interest-earning assets during the first half of 2014 increased $194.7 million compared to the same period in 2013, primarily as a result of a $385.5 million, or 3.1%, increase in average loans, partially offset by a $201.4 million, or 7.3%, decrease in investments.
Non-interest Income - For the three and six months ended June 30, 2014, non-interest income, excluding investment securities gains, decreased $5.7 million, or 11.5%, and $12.0 million, 12.7%, respectively, in comparison to the same periods in 2013. The decreases in non-interest income were primarily due to decreases in mortgage banking income, as gains on sales of residential mortgages were impacted by lower refinancing volumes. Also contributing to the decreases in non-interest income were declines in service charges on deposits, particularly in overdraft fee income.
Non-interest Expense - For the three and six months ended June 30, 2014, non-interest expense decreased $956,000, or 0.8%, and $2.3 million, or 1.0%, respectively, in comparison to the same periods in 2013. These decreases were primarily driven by decreases in other real estate owned (OREO) and repossession expense, due to improved asset quality, and decreases in operating risk losses, partially offset by increases in other outside services as a result of consulting expense incurred primarily for risk management and regulatory compliance initiatives, as discussed under the heading, "Regulatory Compliance and Risk Management Matters" below.
During the first quarter of 2014, the Corporation implemented a series of initiatives intended to reduce non-interest expenses by approximately $7.0 million in 2014. These initiatives included the consolidation of 13 branches, streamlining of subsidiary bank management structures and other employee compensation and benefit reductions.
The branch consolidations resulted in the transfer of deposits, employees and other branch resources to existing branch locations. During the first quarter of 2014, $2.1 million of expenses, consisting mainly of lease termination costs and the write-off of leasehold improvements, were incurred. During the three and six months ended June 30, 2014, $800,000 of expense reductions were recognized as a result of these consolidations. The Corporation estimates total expense reductions for the remainder of 2014 to be $1.6 million.
The streamlining of subsidiary bank management structures resulted in the elimination of five subsidiary bank divisional executive positions, while other employee compensation and benefit reductions resulted in changes to certain employee benefits plans, most notably an amendment to the Corporation's postretirement benefits plan (Postretirement Plan). During the first quarter of 2014, $1.1 million of net implementation gains were recognized. During the three and six months ended June, 30, 2014, $1.1 million and $2.2 million, respectively, of expense reductions were realized as a result of these actions. The Corporation estimates total expense reductions for the remainder of 2014 to be $2.4 million.
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

To keep pace with these heightened expectations in the compliance area beginning in 2012 the Corporation has devoted substantial resources to improving its risk management framework and regulatory compliance programs, including those designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, BSA/AML Requirements). The Corporation has made substantial progress in strengthening its risk management and regulatory compliance programs, including the addition of personnel and retention of third-party consultants that specialize in strengthening compliance programs addressing the BSA/AML Requirements. However, the pace of this progress has not been consistent with current regulatory expectations, and continuing deficiencies in compliance program elements related to the BSA/AML Requirements have been identified at the Corporation’s banking subsidiaries, and at the Corporation.

In July 2014, three of the Corporation’s banking subsidiaries, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order) with their primary Federal bank regulatory agency, the Office of the Comptroller of the Currency, relating to identified deficiencies in a centralized compliance program (BSA/AML Compliance Program) designed to comply with the BSA/AML Requirements, as disclosed by the Corporation in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (Form 8-K). The Consent Orders require, among other things, that the banking subsidiaries in question review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program. In addition, the Form 8-K disclosed that the Corporation and its wholly owned subsidiary, Lafayette Ambassador Bank (Lafayette), anticipate that they will enter into a consent cease and desist order (Cease and Desist Order) with their primary Federal bank regulatory agency, the Board of Governors of the Federal Reserve System, in the near future. It is anticipated that the Cease and Desist Order will require the Corporation and Lafayette to strengthen the BSA/AML Compliance Program and will impose requirements similar to those set forth in the Consent Orders. Further, because the Consent Orders and the anticipated Cease and Desist Order relate to the BSA/AML Compliance Program, which is operated jointly for all of the Corporation’s subsidiary banks, the Corporation anticipates that one or more of the Corporation’s other subsidiary banks may also become the subject or subjects of a regulatory enforcement action related to the BSA/AML Requirements, and the provisions of any such enforcement action may differ from those of the Consent Orders.
In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, the Consent Orders, the anticipated Cease and Desist Order and other anticipated enforcement action or actions impose certain restrictions on expansion activities of the Corporation and its subsidiary banks. Further, any failure to comply with the requirements of any of these enforcement actions involving the Corporation or its subsidiary banks could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its subsidiary banks, or the assessment of fines or penalties.
Additional expenses and investments will be required as the Corporation further expands its hiring of personnel and use of outside professionals, such as consulting and legal services, and possibly for capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the Consent Orders, the anticipated Cease and Desist Order and the anticipated enforcement action or actions involving the Corporation’s other subsidiary banks, could have a material adverse effect on the Corporation’s results of operations in future periods.

Quarter Ended June 30, 2014 compared to the Quarter Ended June 30, 2013
Net Interest Income
Fully-taxable equivalent (FTE) net interest income decreased $4.2 million to $132.2 million in the second quarter of 2014, from $136.4 million in the second quarter of 2013. This decrease was primarily due to an 11 basis point, or 3.1%, decrease in the net interest margin, to 3.41% for the second quarter of 2014 from 3.52% for the second quarter of 2013. The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2014 as compared to the same period in 2013. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2014			2013
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,795,747	$134,387	4.21%	$12,528,562	$138,002	4.42%
Taxable investment securities (3)	2,211,004	12,418	2.25	2,410,004	14,516	2.41
Tax-exempt investment securities (3)	270,482	3,534	5.23	280,508	3,608	5.15
Equity securities (3)	33,922	419	4.95	40,778	471	4.63
Total investment securities	2,515,408	16,371	2.60	2,731,290	18,595	2.72
Loans held for sale	17,540	214	4.87	42,158	384	3.64
Other interest-earning assets	238,921	1,207	2.02	226,662	439	0.77
Total interest-earning assets	15,567,616	152,179	3.92%	15,528,672	157,420	4.07%
Noninterest-earning assets:
Cash and due from banks	198,291			206,090
Premises and equipment	224,586			225,915
Other assets	1,037,654			1,061,448
Less: Allowance for loan losses	(196,462)			(221,541)
Total Assets	$16,831,685			$16,800,584
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,914,887	$904	0.12%	$2,718,679	$872	0.13%
Savings deposits	3,355,929	1,031	0.12	3,350,856	1,016	0.12
Time deposits	3,012,061	6,750	0.90	3,169,141	7,610	0.96
Total interest-bearing deposits	9,282,877	8,685	0.38	9,238,676	9,498	0.41
Short-term borrowings	1,047,684	540	0.21	1,313,424	700	0.21
Federal Home Loan Bank advances and long-term debt	894,511	10,779	4.83	889,186	10,815	4.87
Total interest-bearing liabilities	11,225,072	20,004	0.71%	11,441,286	21,013	0.74%
Noninterest-bearing liabilities:
Demand deposits	3,322,195			3,116,940
Other	202,520			179,875
Total Liabilities	14,749,787			14,738,101
Shareholders’ equity	2,081,898			2,062,483
Total Liabilities and Shareholders’ Equity	$16,831,685			$16,800,584
Net interest income/net interest margin (FTE)		132,175	3.41%		136,407	3.52%
Tax equivalent adjustment		(4,277)			(4,342)
Net interest income		$127,898			$132,065

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30:

	2014 vs. 2013 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$2,892	$(6,507)	$(3,615)
Taxable investment securities	(1,186)	(912)	(2,098)
Tax-exempt investment securities	(130)	56	(74)
Equity securities	(83)	31	(52)
Loans held for sale	(272)	102	(170)
Other interest-earning assets	24	744	768
Total interest income	$1,245	$(6,486)	$(5,241)
Interest expense on:
Demand deposits	$62	$(30)	$32
Savings deposits	2	13	15
Time deposits	(367)	(493)	(860)
Short-term borrowings	(138)	(22)	(160)
Federal Home Loan Bank advances and long-term debt	55	(91)	(36)
Total interest expense	$(386)	$(623)	$(1,009)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 15 basis point, or 3.7%, decrease in yields on average interest-earnings assets resulted in a $6.5 million decrease in FTE interest income, partially offset by a $1.2 million increase in FTE interest income as a result of a $38.9 million, or 0.3%, increase in average interest-earning assets.
Average investments decreased $215.9 million, or 7.9%, as portfolio cash flows were not fully reinvested. The average yield on investments decreased 12 basis points, or 4.4%, to 2.60% in the second quarter of 2014 from 2.72% in the second quarter of 2013. A $1.7 million, or 51.1%, decrease in net premium amortization on mortgage-backed securities and collateralized mortgage obligations had a 17 basis point positive impact on the overall change in portfolio yield. This positive impact was more than offset by the impact of purchases of mortgage-backed securities and collateralized mortgage obligations at yields that were lower than the overall portfolio yield.
Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,138,537	4.36%	$4,758,060	4.72%	$380,477	8.0%
Commercial – industrial, financial and agricultural	3,617,977	3.95	3,714,683	4.13	(96,706)	(2.6)
Real estate – home equity	1,735,767	4.18	1,732,704	4.24	3,063	0.2
Real estate – residential mortgage	1,339,034	3.97	1,308,713	4.09	30,321	2.3
Real estate – construction	588,176	4.17	617,577	4.09	(29,401)	(4.8)
Consumer	276,444	4.56	304,918	4.87	(28,474)	(9.3)
Leasing and other	99,812	8.83	91,907	8.92	7,905	8.6
Total	$12,795,747	4.21%	$12,528,562	4.42%	$267,185	2.1%

Average loans increased $267.2 million, or 2.1%, compared to the second quarter of 2013, mainly in commercial mortgages. The growth in commercial mortgages was driven by a combination of loans to new customers and increased borrowings from existing customers. The average yield on loans decreased 21 basis points, or 4.8%, to 4.21% in 2014 from 4.42% in 2013. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and new loan production at lower rates.
Average other interest-earning assets increased $12.3 million, or 5.4%, primarily due to an increase in average interest-bearing deposits with other banks. The average yield on other interest-earning assets increased 125 basis points, or 162.3%, due to increases in dividends from Federal Home Loan Bank stock. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank.  Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the "FHLB").As of June 30, 2014, the Corporation held $63.4 million of FHLB stock.
Interest expense decreased $1.0 million, or 4.8%, to $20.0 million in the second quarter of 2014 from $21.0 million in the second quarter of 2013. Interest expense decreased $623,000 due to a 3 basis point, or 4.1%, decrease in the average cost of total interest-bearing liabilities. Total interest-bearing liabilities decreased $216.2 million, or 1.9%, which resulted in an additional $386,000 decrease in interest expense.
Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,322,195	—%	$3,116,940	—%	$205,255	6.6%
Interest-bearing demand	2,914,887	0.12	2,718,679	0.13	196,208	7.2
Savings	3,355,929	0.12	3,350,856	0.12	5,073	0.2
Total demand and savings	9,593,011	0.08	9,186,475	0.08	406,536	4.4
Time deposits	3,012,061	0.90	3,169,141	0.96	(157,080)	(5.0)
Total deposits	$12,605,072	0.28%	$12,355,616	0.30%	$249,456	2.0%
The $406.5 million, or 4.4%, increase in total demand and savings accounts was primarily due to a $193.1 million, or 4.3%, increase in personal account balances and a $187.9 million, or 6.1%, increase in business account balances. The $157.1 million, or 5.0%, decrease in average time deposits was primarily in accounts with balances less than $100,000 and with original maturity terms of less than three years.
The average cost of interest-bearing deposits decreased 3 basis points, or 7.3%, to 0.38% in 2014 from 0.41% in 2013, primarily due to a decrease in higher cost time deposits and an increase in lower cost interest-bearing savings and demand balances.
Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$216,212	0.11%	$188,339	0.11%	$27,873	14.8%
Customer short-term promissory notes	81,823	0.05	98,207	0.06	(16,384)	(16.7)
Total short-term customer funding	298,035	0.09	286,546	0.09	11,489	4.0
Federal funds purchased	444,429	0.22	776,603	0.25	(332,174)	(42.8)
Short-term FHLB advances (1)	305,220	0.30	250,275	0.23	54,945	22.0
Total short-term borrowings	1,047,684	0.21	1,313,424	0.21	(265,740)	(20.2)
Long-term debt:
FHLB advances	524,782	4.07	519,638	4.14	5,144	1.0
Other long-term debt	369,729	5.90	369,548	5.90	181	—
Total long-term debt	894,511	4.83	889,186	4.87	5,325	0.6
Total borrowings	$1,942,195	2.33%	$2,202,610	2.09%	$(260,415)	(11.8)%

(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $265.7 million, or 20.2%, primarily due to decreases in Federal funds purchased, partially offset by an increase in short-term FHLB advances. The decrease in short-term borrowings was driven by the decrease in average investment securities as the increase in average deposits kept pace with the growth in average loans.
The average cost of total borrowings increased 24 basis points, or 11.5%, to 2.33% in 2014 from 2.09% in 2013, primarily due to the weighted average cost impact of a decrease in lower cost short-term borrowings, which were 53.9% of total borrowings in 2014 and 59.6% in 2013.

Provision for Credit Losses
The provision for credit losses was $3.5 million for the second quarter of 2014, a decrease of $10.0 million, or 74.1%, from the second quarter of 2013 due to improvements in asset quality, as shown by a reduction in non-performing loans and overall delinquency rates.
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

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,542	$7,624	$(2,082)	(27.3)%
Cash management fees	3,293	2,970	323	10.9
Other	3,717	4,057	(340)	(8.4)
Total service charges on deposit accounts	12,552	14,651	(2,099)	(14.3)
Investment management and trust services	11,339	10,601	738	7.0
Other service charges and fees:
Merchant fees	3,843	3,600	243	6.8
Debit card income	2,435	2,374	61	2.6
Letter of credit fees	1,184	1,232	(48)	(3.9)
Commercial swap fees	994	252	742	294.4
Other	2,070	2,050	20	1.0
Total other service charges and fees	10,526	9,508	1,018	10.7
Mortgage banking income:
Gain on sales of mortgage loans	2,974	8,677	(5,703)	(65.7)
Mortgage servicing income	2,767	2,320	447	(19.3)
Total mortgage banking income	5,741	10,997	(5,256)	(47.8)
Credit card income	2,353	2,134	219	10.3
Other income	1,249	1,560	(311)	(19.9)
Total, excluding investment securities gains	43,760	49,451	(5,691)	(11.5)
Investment securities gains	1,112	2,865	(1,753)	(61.2)
Total	$44,872	$52,316	$(7,444)	(14.2)%

The $2.1 million, or 27.3%, decrease in overdraft fee income included a $1.4 million decrease in fees assessed on personal accounts and a $735,000 decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft fees assessed, partially driven by changes in customer behavior and a reduction in the maximum number of overdraft fees that may be assessed each day.
The $738,000, or 7.0%, increase in investment management and trust services income was due to a $507,000, or 10.8%, increase in brokerage revenue and a $231,000, or 3.9%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Commercial swap fees increased $742,000, or 294.4%, due to the current interest rate environment and the Corporation's continued roll-out of the product. For additional details see Note I, "Derivative Financial Instruments" in the notes to consolidated financial statements.
Gains on sales of mortgage loans decreased $5.7 million, or 65.7%, due to a $231.6 million, or 47.1%, decrease in new loan commitments and a 35.2% decrease in pricing spreads compared to the second quarter of 2013. Both decreases resulted from an increase in mortgage interest rates in the second half of 2013. The decline in new loan commitments was mainly in refinancing volumes, which totaled approximately $66.6 million, or 25.7%, of new loan commitments, in the second quarter of 2014 compared to $234.9 million, or 47.8%, during the second quarter of 2013.
Investment securities gains for the second quarter of 2014 were a result of net realized gains on sales of debt securities. The $2.9 million of investment securities gains for the second quarter of 2013 included $1.1 million of net realized gains on financial institution stocks and $1.8 million of realized gains on sales of debt securities. See Note D, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Salaries and employee benefits	$63,623	$63,490	$133	0.2%
Net occupancy expense	11,464	11,447	17	0.1
Other outside services	7,240	5,315	1,925	36.2
Data processing	4,331	4,509	(178)	(3.9)
Professional fees	3,559	3,395	164	4.8
Equipment expense	3,360	3,893	(533)	(13.7)
Software	3,209	3,094	115	3.7
FDIC insurance expense	2,615	3,001	(386)	(12.9)
Marketing	2,337	1,922	415	21.6
Telecommunications	1,787	1,736	51	2.9
Postage	1,339	1,206	133	11.0
Supplies	1,112	1,396	(284)	(20.3)
Other real estate owned and repossession expense	748	1,941	(1,193)	(61.5)
Operating risk loss	716	1,860	(1,144)	(61.5)
Intangible amortization	315	535	(220)	(41.1)
Other	8,419	8,390	29	0.3
Total	$116,174	$117,130	$(956)	(0.8)%

Salaries and employee benefits increased $133,000, or 0.2%, due to a $146,000, or 0.3%, increase in salaries and a $13,000, or 0.11%, decrease in employee benefits. The increase in salaries resulted from normal merit increases. These increases were partially offset by a $2.5 million decrease in incentive compensation, a $371,000 decrease in stock-based compensation expense and lower salaries expense as a result of the cost savings initiatives executed in the first quarter of 2014. The decrease in employee benefits was primarily due to the Corporation's cost savings initiatives, which included the elimination and reduction of certain employee benefit plans, most notably a decrease in profit sharing contributions and an amendment to the Postretirement Plan, offset by an increase in healthcare expenses. For additional information related to the amendment to the Postretirement Plan, see Note H, "Employee Benefit Plans" in the Notes to Consolidated Financial Statements.
Other outside services increased $1.9 million, or 36.2%, due to an increase in consulting services related to the acceleration of risk management and compliance efforts, including those in connection with the enhancement of the Corporation’s program for compliance with the BSA/AML Requirements.
Equipment expense decreased $533,000, or 13.7%, due to a decrease in depreciation expense on office equipment, as assets related to significant information technology initiatives in prior years became fully depreciated.
OREO and repossession expense decreased $1.2 million, or 61.5%, primarily due to an increase in net gains on sales of properties and a decrease in valuation provisions.
The $1.1 million, or 61.5%, decrease in operating risk loss was due to a $679,000 decrease in charges related to debit card fraud losses and a $574,000 decrease in losses associated with previously sold residential mortgages.
Income Taxes
Income tax expense for the second quarter of 2014 was $13.5 million, a $331,000, or 2.5%, increase from $13.2 million for the second quarter of 2013.
The Corporation’s effective tax rate was 25.4% in the second quarter of 2014, as compared to 24.5% in the second quarter of 2013. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs. The increase in the effective tax rate in comparison to the second quarter of 2013 was primarily due to a $488,000, net of federal tax, reduction in the valuation allowance for certain state deferred tax assets recognized through a credit to income tax expense in the second quarter of 2013.
Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Net Interest Income
FTE net interest income decreased $4.3 million, or 1.6%, to $266.0 million in the first half of 2014 from $270.3 million in the first half of 2013.
Net interest margin decreased 10 basis points, or 2.8%, to 3.44% for the first half of 2014 from 3.54% for the first half of 2013. The decrease in net interest margin was the result of a 15 basis point, or 3.7%, decrease in yields on interest-earning assets, partially offset by a 6 basis point, or 7.9%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first half of 2014 as compared to the same period in 2013. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Six months ended June 30
	2014			2013
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,779,145	$269,131	4.24%	$12,393,670	$274,950	4.47%
Taxable investment securities (3)	2,234,259	25,684	2.30	2,415,562	27,913	2.31
Tax-exempt investment securities (3)	274,856	7,147	5.20	286,281	7,422	5.19
Equity securities (3)	33,922	848	5.03	42,565	981	4.64
Total investment securities	2,543,037	33,679	2.65	2,744,408	36,316	2.65
Loans held for sale	15,494	348	4.49	45,005	879	3.91
Other interest-earning assets	248,807	2,089	1.68	208,718	868	0.83
Total interest-earning assets	15,586,483	305,247	3.95%	15,391,801	313,013	4.10%
Noninterest-earning assets:
Cash and due from banks	198,962			204,308
Premises and equipment	225,436			226,189
Other assets	1,034,877			1,066,416
Less: Allowance for loan losses	(199,813)			(224,682)
Total Assets	$16,845,945			$16,664,032
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,929,965	$1,813	0.12%	$2,712,292	$1,749	0.13%
Savings deposits	3,353,910	2,066	0.12	3,342,626	2,039	0.12
Time deposits	2,972,480	12,702	0.86	3,244,805	16,111	1.00
Total interest-bearing deposits	9,256,355	16,581	0.36	9,299,723	19,899	0.43
Short-term borrowings	1,127,872	1,173	0.21	1,173,550	1,209	0.21
FHLB advances and long-term debt	889,051	21,477	4.85	890,174	21,583	4.87
Total interest-bearing liabilities	11,273,278	39,231	0.70%	11,363,447	42,691	0.76%
Noninterest-bearing liabilities:
Demand deposits	3,283,027			3,043,268
Other	217,181			189,357
Total Liabilities	14,773,486			14,596,072
Shareholders’ equity	2,072,459			2,067,960
Total Liabilities and Shareholders’ Equity	$16,845,945			$16,664,032
Net interest income/net interest margin (FTE)		266,016	3.44%		270,322	3.54%
Tax equivalent adjustment		(8,553)			(8,613)
Net interest income		$257,463			$261,709

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first six months of 2014 as compared to the same period in 2013 due to changes in average balances (volume) and changes in rates:

	2014 vs. 2013 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$8,387	$(14,206)	$(5,819)
Taxable investment securities	(2,084)	(145)	(2,229)
Tax-exempt investment securities	(297)	22	(275)
Equity securities	(210)	77	(133)
Loans held for sale	(645)	114	(531)
Other interest-earning assets	192	1,029	1,221
Total interest income	$5,343	$(13,109)	$(7,766)
Interest expense on:
Demand deposits	$137	$(73)	$64
Savings deposits	7	20	27
Time deposits	(1,281)	(2,128)	(3,409)
Short-term borrowings	(48)	12	(36)
FHLB advances and long-term debt	(27)	(79)	(106)
Total interest expense	$(1,212)	$(2,248)	$(3,460)

A 15 basis point, or 3.7%, decrease in average yields on interest-earning assets resulted in a $13.1 million decrease in FTE interest income, which was partially offset by a $5.3 million increase in FTE interest income resulting from a $194.7 million, or 1.3%, increase in average interest-earning assets. Average investments decreased $201.4 million, or 7.3%, as portfolio cash flows were not fully reinvested.
Average loans, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,111,979	4.40%	$4,712,530	4.78%	$399,449	8.5%
Commercial – industrial, financial and agricultural	3,627,471	3.99	3,688,767	4.19	(61,296)	(1.7)
Real estate – home equity	1,745,503	4.18	1,697,634	4.27	47,869	2.8
Real estate – residential mortgage	1,337,686	3.98	1,296,012	4.17	41,674	3.2
Real estate – construction	582,294	4.13	604,531	4.10	(22,237)	(3.7)
Consumer	275,682	4.69	305,199	4.94	(29,517)	(9.7)
Leasing and other	98,530	9.30	88,997	8.76	9,533	10.7
Total	$12,779,145	4.24%	$12,393,670	4.47%	$385,475	3.1%

The $399.4 million, or 8.5%, increase in commercial mortgages was from both new and existing customers. The average yield on loans decreased 23 basis points, or 5.1%, to 4.24% in 2014 from 4.47% in 2013. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and new loan production at lower rates.
Interest expense decreased $3.5 million, or 8.1%, to $39.2 million in the first half of 2014 from $42.7 million in the first half of 2013. Interest expense decreased $2.2 million as a result of a six basis point, or 7.9%, decrease in the average cost of interest-bearing liabilities, primarily a result of a decrease in average costs of time deposits. A $90.2 million, or 0.8%, decrease in interest-bearing liabilities resulted in an additional $1.2 million decrease in interest expense.

Average deposits, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,283,027	—%	$3,043,268	—%	$239,759	7.9%
Interest-bearing demand	2,929,965	0.12%	2,712,292	0.13%	217,673	8.0
Savings	3,353,910	0.12%	3,342,626	0.12%	11,284	0.3
Total demand and savings	9,566,902	0.08%	9,098,186	0.08%	468,716	5.2
Time deposits	2,972,480	0.86%	3,244,805	1.00%	(272,325)	(8.4)
Total deposits	$12,539,382	0.27%	$12,342,991	0.33%	$196,391	1.6%

The $468.7 million, or 5.2%, increase in total demand and savings account balances was primarily due to a $215.6 million, or 4.9%, increase in personal account balances, a $224.0 million, or 7.4%, increase in business account balances and a $46.5 million, or 2.9%, increase in municipal account balances. The $272.3 million, or 8.4%, decrease in average time deposits was primarily in accounts with balances less than $100,000 and with original maturity terms of less than three years.
The average cost of interest-bearing deposits decreased seven basis points, or 16.3%, to 0.36% in 2014 from 0.43% in 2013, primarily due to a decrease in higher cost time deposits and an increase in lower cost interest-bearing savings and demand balances.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Six months ended June 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$201,866	0.11%	$176,788	0.11%	$25,078	14.2%
Customer short-term promissory notes	91,856	0.06%	105,086	0.05%	(13,230)	(12.6)
Total short-term customer funding	293,722	0.09%	281,874	0.09%	11,848	4.2
Federal funds purchased	430,407	0.21%	743,376	0.24%	(312,969)	(42.1)
Short-term FHLB advances (1)	403,743	0.29%	148,300	0.24%	255,443	172.2
Total short-term borrowings	1,127,872	0.21%	1,173,550	0.21%	(45,678)	(3.9)
Long-term debt:
FHLB advances	519,316	4.11%	520,663	4.14%	(1,347)	(0.3)
Other long-term debt	369,735	5.90%	369,511	5.90%	224	0.1
Total long-term debt	889,051	4.85%	890,174	4.87%	(1,123)	(0.1)
Total	$2,016,923	2.26%	$2,063,724	2.22%	$(46,801)	(2.3)%
(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $45.7 million, or 3.9%, primarily due to a decrease in Federal funds purchased, partially offset by an increase in short-term FHLB advances.

Provision for Credit Losses
The provision for credit losses was $6.0 million for the first half of 2014, a decrease of $22.5 million, or 78.9%, in comparison to the first half of 2013, reflecting improvements in asset quality. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$10,839	$15,085	$(4,246)	(28.1)%
Cash management fees	6,398	5,802	596	10.3
Other	7,026	7,875	(849)	(10.8)
Total service charges on deposit accounts	24,263	28,762	(4,499)	(15.6)
Investment management and trust services	22,297	20,697	1,600	7.7
Other service charges and fees:
Merchant fees	6,566	6,674	(108)	(1.6)
Debit card income	4,645	4,458	187	4.2
Letter of credit fees	2,285	2,466	(181)	(7.3)
Commercial swap fees	2,007	539	1,468	272.4
Foreign currency processing income	618	676	(58)	(8.6)
Other	3,332	3,205	127	4.0
Total other service charges and fees	19,453	18,018	1,435	8.0
Mortgage banking income:
Gain on sales of mortgage loans	5,396	17,015	(11,619)	(68.3)
Mortgage servicing income	3,950	2,155	1,795	(83.3)
Total mortgage banking income	9,346	19,170	(9,824)	(51.2)
Credit card income	4,524	4,306	218	5.1
Other income	2,383	3,284	(901)	(27.4)
Total, excluding investment securities gains	82,266	94,237	(11,971)	(12.7)
Investment securities gains	1,112	5,338	(4,226)	(79.2)
Total	$83,378	$99,575	$(16,197)	(16.3)%

The $4.2 million, or 28.1%, decrease in overdraft fee income included a $2.8 million decrease in fees assessed on personal accounts and a $1.4 million decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdraft items paid.
The $1.6 million, or 7.7%, increase in investment management and trust services income was primarily due to a $1.2 million, or 13.7%, increase in brokerage revenue and a $381,000, or 3.2%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management, and additional recurring revenue generated through the brokerage business due to growth in new accounts. The $1.5 million increase in commercial loan swap fees was due to the current interest rate environment and the Corporation's continued roll-out of the product.
Gains on sales of mortgage loans decreased $11.6 million, or 68.3%, due to a $553.6 million, or 55.1%, decrease in new loan commitments and a 29.4% decrease in pricing spreads compared to the prior year. Both decreases resulted from an increase in mortgage interest rates in the second half of 2013. The decline in new loan commitments was mainly in refinancing volumes, which were $130.1 million, or 28.8%, of new loan commitments in 2014 compared to $558.6 million, or 55.6%, during 2013.
Mortgage servicing income increased $1.8 million in comparison to 2013, primarily due to a $3.2 million decrease in amortization of mortgage servicing rights (MSRs) as prepayments slowed as mortgage rates increased, partially offset by the absence of a $2.0 million reversal of the valuation allowance for MSRs recorded in the second quarter of 2013.
Investment securities gains of $1.1 million was a result of net realized gains on the sales of debt securities. The $5.4 million of investment securities gains for first half 2013 included $2.2 million of net realized gains on financial institution stocks and $3.2 million of realized gains on the sales of debt securities.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Salaries and employee benefits	$123,189	$124,702	$(1,513)	(1.2)%
Net occupancy expense	25,067	23,291	1,776	7.6
Other outside services	11,052	8,175	2,877	35.2
Data processing	8,127	8,412	(285)	(3.4)
Equipment expense	6,962	7,801	(839)	(10.8)
Professional fees	6,463	6,442	21	0.3
Software	6,134	5,842	292	5.0
FDIC insurance expense	5,304	5,848	(544)	(9.3)
Marketing	3,921	3,794	127	3.3
Telecommunications	3,606	3,540	66	1.9
Postage	2,599	2,470	129	5.2
Operating risk loss	2,544	3,626	(1,082)	(29.8)
Supplies	2,178	2,592	(414)	(16.0)
Other real estate owned and repossession expense	1,731	4,795	(3,064)	(63.9)
Intangible amortization	630	1,069	(439)	(41.1)
Other	16,221	15,667	554	3.5
Total	$225,728	$228,066	$(2,338)	(1.0)%

Salaries and employee benefits decreased $1.5 million, or 1.2%, with salaries increasing $352,000, or 0.3%, and employee benefits decreasing $1.9 million, or 8.8%. The increase in salaries was primarily due to normal merit increases, partially offset by decreases in overtime and temporary employee expense related to lower residential mortgage volumes and the core processing system conversion in 2013, a decrease in incentive compensation and lower salaries expense as a result of the completion of the cost savings initiatives executed in the first quarter of 2014. The decrease in employee benefits was primarily due to the cost savings initiatives, which included the elimination and reduction of certain employee benefit plans, most notably a decrease in profit sharing contributions and an amendment to the Postretirement Plan, partially offset by an increase in healthcare expenses.
The $1.8 million, or 7.6%, increase in net occupancy expense was primarily due to an increase in snow removal costs in 2014, partially offset by savings from the Corporation's 2014 branch consolidations.
Other outside services increased $2.9 million, or 35.2%, due to an increase in consulting services related to the Corporation’s acceleration of risk management and compliance efforts.
The $839,000, or 10.8%, decrease in equipment expense was primarily due to a decrease in depreciation expense as certain assets became fully depreciated. FDIC insurance expense decreased $544,000, or 9.3%, due to a decrease in assessment rates based on improvements in subsidiary bank impaired asset levels.
The $1.1 million, or 29.8%, decrease in operating risk loss was due to a decrease in for losses associated with previously sold residential mortgages, primarily due to the Corporation entering into a settlement agreement with a secondary market investor during the first half of 2014 and a decrease in charges related to debit card fraud losses. See Note L "Commitments and Contingencies," in the notes to consolidated financial statements for additional details related to repurchases of previously sold residential mortgages.
Stationary and supplies decreased $414,000, or 16.0% due to one-time cost associated with the core systems conversion in 2013.
OREO and repossession expense decreased $3.1 million, or 63.9%, primarily due to an increase in net gains on sales of properties and a decrease in valuation provisions, which reflect the continued improvement in overall asset quality. The $439,000, or 41.1%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis.

Income Taxes
Income tax expense for the first six months of 2014 was $27.7 million, a $2.8 million, or 11.3%, increase from $24.9 million in 2013.
The Corporation’s effective tax rate was 25.4% in 2014, as compared to 23.8% in 2013. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and tax credits earned from investments in partnerships that generate such credits under various federal programs. The increase in the effective tax rate in comparison to the first six months of 2013 was due primarily to a $1.7 million ($1.1 million, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets that was recorded as a credit to income tax expense in 2013.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (Decrease)
	June 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$258,837	$218,540	$40,297	18.4%
Other interest-earning assets	305,518	248,161	57,357	23.1
Loans held for sale	36,079	21,351	14,728	69.0
Investment securities	2,497,776	2,568,434	(70,658)	(2.8)
Loans, net of allowance	12,647,826	12,579,440	68,386	0.5
Premises and equipment	225,168	226,021	(853)	(0.4)
Goodwill and intangible assets	532,432	533,076	(644)	(0.1)
Other assets	530,003	539,611	(9,608)	(1.8)
Total Assets	$17,033,639	$16,934,634	$99,005	0.6%
Liabilities and Shareholders’ Equity
Deposits	$12,693,659	$12,491,186	$202,473	1.6%
Short-term borrowings	1,008,307	1,258,629	(250,322)	(19.9)
Long-term debt	968,395	883,584	84,811	9.6
Other liabilities	263,478	238,048	25,430	10.7
Total Liabilities	14,933,839	14,871,447	62,392	0.4
Total Shareholders’ Equity	2,099,800	2,063,187	36,613	1.8
Total Liabilities and Shareholders’ Equity	$17,033,639	$16,934,634	$99,005	0.6%
Cash and due from banks
Cash and due from banks increased $40.3 million, or 18.4%. Because of daily fluctuations that result in the normal course of business, cash is more appropriately analyzed in terms of average balances. On an average balance basis, cash and due from banks decreased $16.2 million, or 7.4%, from $219.2 million for the month of December, 2013 to $203.0 million for the month of June 2014.
Other interest-earning assets
The $57.4 million, or 23.1%, increase in other interest-earning assets was due to an increase in interest-bearing deposits with other banks.

Investment Securities
The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	June 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
U.S. Government securities	$525	$525	—	—%
U.S. Government sponsored agency securities	260	726	(466)	(64.2)
State and municipal securities	269,823	284,849	(15,026)	(5.3)
Corporate debt securities	100,653	98,749	1,904	1.9
Collateralized mortgage obligations	1,002,731	1,032,398	(29,667)	(2.9)
Mortgage-backed securities	930,605	945,712	(15,107)	(1.6)
Auction rate securities	146,931	159,274	(12,343)	(7.7)
Total debt securities	2,451,528	2,522,233	(70,705)	(2.8)
Equity securities	46,248	46,201	47	0.1
Total	$2,497,776	$2,568,434	$(70,658)	(2.8)%
Total investment securities decreased $70.7 million, or 2.8%, in comparison to December 31, 2013, mainly in collateralized mortgage obligations and mortgage-backed securities, as portfolio cash flows were not fully reinvested due to relatively low yields on current investment options. Cash flows that were reinvested during the first half of 2014 were used to purchase securities with average lives of approximately five years to provide for more structured cash flows, thereby limiting price and extension risk in a rising interest rate environment. State and municipal securities decreased primarily due to maturities that were not fully reinvested. The decrease in ARCs was primarily due to the sales of securities with a total book value of $11.9 million, resulting in no gain or loss.
The net pre-tax unrealized gain on available for sale investment securities was $1.3 million as of June 30, 2014, compared to a $39.8 million pre-tax unrealized loss as of December 31, 2013. The $41.1 million increase in investment portfolio value was due to a decrease in market interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to increase. See additional details regarding investment security price risk within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	June 30, 2014	December 31, 2013	$	%
	(in thousands)
Real-estate – commercial mortgage	$5,128,734	$5,101,922	$26,812	0.5%
Commercial – industrial, financial and agricultural	3,601,721	3,628,420	(26,699)	(0.7)
Real-estate – home equity	1,730,497	1,764,197	(33,700)	(1.9)
Real-estate – residential mortgage	1,361,976	1,337,380	24,596	1.8
Real-estate – construction	634,018	573,672	60,346	10.5
Consumer	280,557	283,124	(2,567)	(0.9)
Leasing and other	102,008	93,505	8,503	9.1
Loans, net of unearned income	$12,839,511	$12,782,220	$57,291	0.4%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. The maximum total lending commitment to an individual borrower was $39.0 million as of June 30, 2014, which is below the Corporation's maximum lending limit. As of June 30, 2014, the Corporation had 60 relationships with total borrowing commitments between $20.0 million and $39.0 million.
Approximately $5.8 billion, or 44.9%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2014. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum non-owner occupied commercial real estate exposure to $28.0 million to any one borrower, and limits its exposure to any one development project to $15.0 million.

Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	June 30, 2014			December 31, 2013
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$335,195	0.6%	52.9%	$269,497	0.8%	47.0%
Commercial - residential	229,809	8.0	36.2	235,369	8.2	41.0
Other	69,014	0.6	10.9	68,806	0.8	12.0
Total Real estate - construction	$634,018	3.3%	100.0%	$573,672	3.8%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans increased $60.3 million, or 10.5%, in comparison to December 31, 2013. Geographically, the increase in construction loans was in the Pennsylvania ($30.6 million, or 10.6%) and Maryland ($24.6 million or 40.2%) markets.
The $26.7 million, or 0.7%, decrease in commercial loans was due to a decrease in the Pennsylvania ($62.4 million, or 2.4%) market, partially offset by increases in the New Jersey ($31.4 million, or 6.3%) and Virginia ($12.2 million, or 8.5%) markets.

The following table summarizes the percentage of commercial loans, by industry:

	June 30, 2014	December 31, 2013
Services	18.6%	19.2%
Manufacturing	13.7	13.5
Construction	11.0	10.0
Retail	10.4	11.0
Wholesale	9.4	9.7
Real estate (1)	7.9	7.0
Health care	7.7	8.1
Agriculture	4.9	5.8
Arts and entertainment	3.2	2.7
Transportation	2.2	2.5
Financial services	1.8	1.6
Other	9.2	8.9
	100.0%	100.0%

(1)	Includes borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$136,200	$129,840
Real estate - commercial mortgage	137,740	87,868
	$273,940	$217,708
Total shared national credits increased $56.2 million, or 25.8%, in comparison to December 31, 2013. The Corporation's shared national credits are to borrowers located in its geographical markets and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of June 30, 2014 and December 31, 2013, none of the shared national credits were past due.
The $24.6 million, or 1.8% increase in residential mortgages was due to the retention of certain 15-year fixed rate mortgages in the portfolio instead of selling those mortgages to third-party investors.
Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(dollars in thousands)
Average balance of loans, net of unearned income	$12,795,747	$12,528,562	$12,779,145	$12,393,670

Balance of allowance for credit losses at beginning of period	$199,006	$221,527	$204,917	$225,439
Loans charged off:
Commercial – industrial, financial and agricultural	5,512	5,960	10,637	15,462
Real estate – commercial mortgage	2,141	5,193	3,527	9,326
Real estate – home equity	1,234	1,966	2,885	4,370
Real estate – residential mortgage	1,089	4,465	1,935	7,515
Consumer	449	433	1,200	983
Real estate – construction	218	2,597	432	4,583
Leasing and other	833	769	1,128	1,250
Total loans charged off	11,476	21,383	21,744	43,489
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	775	756	1,519	1,135
Real estate – commercial mortgage	430	1,505	474	2,569
Real estate – home equity	177	192	533	523
Real estate – residential mortgage	108	116	224	197
Consumer	402	406	611	912
Real estate – construction	158	744	382	1,415
Leasing and other	362	263	526	425
Total recoveries	2,412	3,982	4,269	7,176
Net loans charged off	9,064	17,401	17,475	36,313
Provision for credit losses	3,500	13,500	6,000	28,500
Balance of allowance for credit losses at end of period	$193,442	$217,626	$193,442	$217,626

Net charge-offs to average loans (annualized)	0.28%	0.56%	0.27%	0.59%
The following table presents the components of the allowance for credit losses:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Allowance for loan losses	$191,685	$202,780
Reserve for unfunded lending commitments	1,757	2,137
Allowance for credit losses	$193,442	$204,917

Allowance for credit losses to loans outstanding	1.51%	1.60%
For the three and six months ended June 30, 2014, the Corporation's provision for credit losses decreased $10.0 million, or 74.1%, and $22.5 million, or 78.9%, respectively, in comparison to the same periods in 2013. The decreases in the provision for credit losses were due to improvements in credit quality, as shown by a reduction in non-performing loans and overall delinquency.

Net charge-offs decreased $8.3 million, or 47.9%, to $9.1 million for the second quarter of 2014, compared to $17.4 million for the second quarter of 2013. The decrease in net charge-offs was primarily due to a $3.4 million, or 77.4%, decrease in residential mortgage net charge-offs, a $2.0 million, or 53.6%, decrease in commercial mortgage net charge-offs and a $1.8 million, or 96.8%, decrease in real estate - construction net charge-offs. Of the $9.1 million of net charge-offs recorded in the second quarter of 2014, 65.8% were for loans originated in Pennsylvania and 24.6% were for loans originated in New Jersey.
During the first half 2014, net charge-offs decreased $18.8 million, or 51.9%, to $17.5 million for the first half of 2014 compared to $36.3 million for the same period of 2013. The decrease in net charge-offs was primarily due to a $5.6 million, or 76.6%, decrease in residential mortgage net charge-offs, a $5.2 million, or 36.4%, decrease in commercial loan net charge-offs and a $3.7 million or 54.8%, decrease in commercial mortgage net charge-offs. Of the $17.5 million of net charge-offs recorded during the first six months of 2014, 69.3% and 24.1% were for loans originated in Pennsylvania and New Jersey, respectively.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2014	June 30, 2013	December 31, 2013
	(dollars in thousands)
Non-accrual loans	$129,934	$164,039	$133,753
Loans 90 days past due and accruing	19,378	25,159	20,524
Total non-performing loans	149,312	189,198	154,277
Other real estate owned (OREO)	13,482	20,984	15,052
Total non-performing assets	$162,794	$210,182	$169,329
Non-accrual loans to total loans	1.01%	1.30%	1.05%
Non-performing assets to total assets	0.96%	1.23%	1.00%
Allowance for credit losses to non-performing loans	129.56%	115.03%	132.82%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	June 30, 2014	June 30, 2013	December 31, 2013
	(in thousands)
Real estate – residential mortgage	$31,184	$28,948	$28,815
Real estate – commercial mortgage	19,398	24,828	19,758
Real estate – construction	8,561	10,599	10,117
Commercial – industrial, financial and agricultural	6,953	8,394	8,045
Real estate – home equity	2,815	1,549	1,365
Consumer	23	13	11
Total accruing TDRs	68,934	74,331	68,111
Non-accrual TDRs (1)	25,526	30,377	30,209
Total TDRs	$94,460	$104,708	$98,320
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first half of 2014 and still outstanding as of June 30, 2014 totaled $14.6 million. During the first half of 2014, $2.6 million of TDRs that were modified within the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2014:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended June 30, 2014
Balance of non-accrual loans at March 31, 2014	$38,518	$42,384	$19,935	$21,319	$11,548	$1	$—	$133,705
Additions	9,662	6,841	668	3,218	3,181	449	407	24,426
Payments	(6,596)	(4,331)	(1,080)	(1,119)	(849)	(1)	—	(13,976)
Charge-offs	(5,512)	(2,141)	(218)	(1,089)	(1,234)	(449)	(407)	(11,050)
Transfers to accrual status	—	—	—	(489)	(155)	—	—	(644)
Transfers to OREO status	(92)	(817)	(69)	(787)	(762)	—	—	(2,527)
Balance of non-accrual loans as of June 30, 2014	$35,980	$41,936	$19,236	$21,053	$11,729	$—	$—	$129,934

Six months ended June 30, 2014
Balance of non-accrual loans as of December 31, 2013	$36,710	$40,566	$20,921	$22,282	$13,272	$2	$—	$133,753
Additions	20,169	14,424	1,151	6,805	5,551	1,204	407	49,711
Payments	(9,510)	(8,612)	(2,335)	(1,446)	(1,380)	(6)	—	(23,289)
Charge-offs	(10,637)	(3,527)	(432)	(1,935)	(2,885)	(1,200)	(407)	(21,023)
Transfers to accrual status	—	(54)	—	(2,328)	(1,558)	—	—	(3,940)
Transfers to OREO status	(752)	(861)	(69)	(2,325)	(1,271)	—	—	(5,278)
Balance of non-accrual loans as of June 30, 2014	$35,980	$41,936	$19,236	$21,053	$11,729	$—	$—	$129,934

Non-accrual loans decreased $34.1 million, or 20.8%, in comparison to June 30, 2013 and $3.8 million in comparison to December 31, 2013. Total non-accrual additions for the three and six months ended June 30, 2014 were $24.4 million and $49.7 million, respectively, compared to additions for the three and six months ended June 30, 2013 of $38.3 million and $83.6 million, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	June 30, 2014	June 30, 2013	December 31, 2013
	(in thousands)
Real estate – commercial mortgage	$44,015	$49,429	$44,068
Commercial – industrial, financial and agricultural	38,163	57,219	38,021
Real estate – residential mortgage	27,887	30,660	31,347
Real estate – construction	20,268	29,964	21,267
Real estate – home equity	16,094	19,046	16,983
Leasing	60	100	48
Consumer	2,825	2,780	2,543
Total non-performing loans	$149,312	$189,198	$154,277

Non-performing commercial mortgages decreased $5.4 million, or 11.0%, in comparison to June 30, 2013. Geographically, the decrease was primarily in the Virginia ($5.2 million, or 76.9%) and Delaware ($2.9 million, or 78.0%) markets.
Non-performing commercial loans decreased $19.1 million, or 33.3%, in comparison to June 30, 2013. Geographically, the decrease was primarily in the Pennsylvania ($16.8 million, or 40.9%) market.
Non-performing construction loans decreased $9.7 million, or 32.4%, in comparison to June 30, 2013. Geographically, the decrease occurred primarily in the Maryland ($5.7 million, or 61.9%) and Pennsylvania ($2.7 million, or 19.3%) markets.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2014	June 30, 2013	December 31, 2013
	(in thousands)
Residential properties	$8,279	$10,501	$7,052
Commercial properties	3,262	5,800	5,586
Undeveloped land	1,941	4,683	2,414
Total OREO	$13,482	$20,984	$15,052
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
Total internally risk rated loans were $9.3 billion as of June 30, 2014 and $9.2 billion as of December 31, 2013. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	June 30, 2014	December 31, 2013	$	%	June 30, 2014	December 31, 2013	$	%	June 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate - commercial mortgage	$115,220	$141,013	$(25,793)	(18.3)%	$163,287	$196,922	$(33,635)	(17.1)%	$278,507	$337,935
Commercial - secured	128,824	111,613	17,211	15.4	126,790	125,382	1,408	1.1	255,614	236,995
Commercial -unsecured	23,681	11,666	12,015	103.0	5,272	2,755	2,517	91.4	28,953	14,421
Total Commercial - industrial, financial and agricultural	152,505	123,279	29,226	23.7	132,062	128,137	3,925	3.1	284,567	251,416
Construction - commercial residential	28,412	31,522	(3,110)	(9.9)	47,031	57,806	(10,775)	(18.6)	75,443	89,328
Construction - commercial	1,470	2,932	(1,462)	(49.9)	6,415	8,124	(1,709)	(21.0)	7,885	11,056
Total real estate - construction (excluding construction - other)	29,882	34,454	(4,572)	(13.3)	53,446	65,930	(12,484)	(18.9)	83,328	100,384
Total	$297,607	$298,746	$(1,139)	(0.4)%	$348,795	$390,989	$(42,194)	(10.8)%	$646,402	$689,735

% of total risk rated loans	3.2%	3.2%			3.8%	4.2%			7.0%	7.4%
As of June 30, 2014, total loans with risk ratings of Substandard or lower decreased $42.2 million, or 10.8%, in comparison to December 31, 2013 and $120.9 million, or 25.7%, in comparison to June 30, 2013. Special Mention loans decreased $1.1 million, or 0.4%, in comparison to December 31, 2013 and decreased $23.5 million, or 7.3%, in comparison to June 30, 2013.

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	June 30, 2014			June 30, 2013			December 31, 2013
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.30%	0.86%	1.16%	0.47%	1.01%	1.48%	0.38%	0.87%	1.25%
Commercial – industrial, financial and agricultural	0.47%	1.05%	1.52%	0.41%	1.54%	1.95%	0.30%	1.04%	1.34%
Real estate – construction	0.10%	3.20%	3.30%	0.42%	4.91%	5.33%	0.11%	3.71%	3.82%
Real estate – residential mortgage	1.78%	2.05%	3.83%	2.12%	2.33%	4.45%	1.74%	2.34%	4.08%
Real estate – home equity	0.68%	0.93%	1.61%	0.68%	1.08%	1.76%	0.91%	0.96%	1.87%
Consumer, leasing and other	1.55%	0.76%	2.31%	1.47%	0.74%	2.21%	1.99%	0.68%	2.67%
Total	0.58%	1.17%	1.75%	0.68%	1.50%	2.18%	0.61%	1.20%	1.81%
Total dollars (in thousands)	$74,955	$149,312	$224,267	$85,869	$189,198	$275,067	$77,667	$154,277	$231,944

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $193.4 million as of June 30, 2014 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase(Decrease)
	June 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,484,125	$3,283,172	$200,953	6.1%
Interest-bearing demand	2,855,511	2,945,210	(89,699)	(3.0)
Savings	3,338,018	3,344,882	(6,864)	(0.2)
Total demand and savings	9,677,654	9,573,264	104,390	1.1
Time deposits	3,016,005	2,917,922	98,083	3.4
Total deposits	$12,693,659	$12,491,186	$202,473	1.6%
Non-interest bearing demand deposits increased $201.0 million, or 6.1%, due primarily to a $168.9 million, or 7.0%, increase in business account balances and a $29.6 million, or 4.2%, increase in personal account balances.
Interest-bearing demand accounts decreased $89.7 million, or 3.0%, primarily due to a $129.9 million, or 12.0%, seasonal decrease in municipal account balances partially offset by a $40.0 million, or 36.7%, increase in business account balances. The $6.9 million, or 0.2% ,decrease in savings account balances was due to a $53.0 million, or 7.0%, decrease in business account balances, partially offset by a $38.5 million, or 1.8%, increase in personal account balances. The $98.1 million, or 3.4%, increase in time deposits was due to an increase in time deposits with original maturities of 4 to 5 years due to promotional efforts intended to lock in longer-term rates.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	June 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$212,930	$175,621	$37,309	21.2%
Customer short-term promissory notes	86,366	100,572	(14,206)	(14.1)
Total short-term customer funding	299,296	276,193	23,103	8.4
Federal funds purchased	384,011	582,436	(198,425)	(34.1)
Short-term FHLB advances (1)	325,000	400,000	(75,000)	(18.8)
Total short-term borrowings	1,008,307	1,258,629	(250,322)	(19.9)
Long-term debt:
FHLB advances	598,661	513,854	84,807	16.5
Other long-term debt	369,734	369,730	4	—
Total long-term debt	968,395	883,584	84,811	9.6
Total borrowings	$1,976,702	$2,142,213	(165,511)	(7.7)%

(1) Represents FHLB advances with an original maturity term of less than one year.
The $250.3 million decrease in total short-term borrowings was primarily the result of a $202.5 million increase in deposits.
Other liabilities
Other liabilities increased $25.4 million, or 10.7%, in comparison to December 31, 2013. The Corporation had $25.6 million of investment securities purchases executed prior to June 30, 2014, which had not settled at the end of the quarter, compared to $6.2 million of such payables as of December 31, 2013. Also contributing to the decrease in other liabilities was a reduction in reserves associated with the potential repurchase of previously sold residential mortgages.
Shareholders' Equity
Total shareholders’ equity increased $36.6 million, or 1.8%, during the first six months of 2014. The increase was due primarily to $81.4 million of net income and a $26.7 million increase in after-tax unrealized holding gains on available for sale investment securities, partially offset by $49.8 million of stock repurchases and $30.2 million of dividends on shares outstanding.
In October 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through March 2014. During the first quarter of 2014, the Corporation repurchased 4.0 million shares at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.
In May 2014, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through December 31, 2014. No shares were repurchased under this repurchase program during the three and six months ended June 30, 2014, however, the Corporation intends to complete the share repurchase program by the end of the third quarter of 2014, as permitted by securities laws and other legal requirements, and subject to market conditions and other factors.
The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined).
As of June 30, 2014, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2014	December 31, 2013	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk-Weighted Assets)	14.8%	15.0%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.2%	13.1%	4.0%
Tier I Capital (to Average Assets)	10.8%	10.6%	4.0%
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
As of June 30, 2014, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
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
Borrowing availability with the FHLB and the Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2014, the Corporation had $923.7 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $1.7 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2014, the Corporation had aggregate availability under Federal funds lines of $1.6 billion, with $384.0 million of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2014, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2014 generated $94.4 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably depreciation and amortization of premises and equipment and a net increase in other liabilities, partially offset by net decrease in loans held for sale. Cash used in investing activities was $14.8 million, due mainly to an increase in loans and a net increase in short-term investments, partially offset by proceeds from the maturities and sales of investment securities in excess of purchases. Net cash used by financing activities was $39.3 million due to a net decrease in short-term borrowings, acquisitions of treasury stock and dividends paid on common shares, partially offset by increases in deposits and long-term debt.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of June 30, 2014, equity investments consisted of $40.2 million of common stocks of publicly traded financial institutions, and $6.0 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $28.5 million and a fair value of $40.2 million at June 30, 2014, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $28.2 million. The fair value of this investment accounted for 70.2% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, the financial institutions stock portfolio had gross unrealized gains of $11.8 million and gross unrealized losses of $5,000 as of June 30, 2014.
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
Municipal Securities
As of June 30, 2014, the Corporation had $269.8 million of securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of June 30, 2014, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 86% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Certificates
As of June 30, 2014, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $158.5 million and a fair value of $146.9 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. This illiquidity has resulted in recent market prices that represent forced liquidations or distressed sales and do not provide an accurate basis for fair value. Therefore, as of June 30, 2014, the fair values of the ARCs were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the illiquid market that presently exists. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2014, approximately $143 million, or 97%, of the ARCs were rated above investment grade, with approximately $6 million, or 4%, AAA rated and $102 million, or 70%, AA rated. Approximately $4 million, or 3%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $3 million, or 59%, of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $145 million, or 99%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of June 30, 2014, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of June 30, 2014:

	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,524	$43,186
Subordinated debt	47,467	50,616
Pooled trust preferred securities	2,067	4,275
Corporate debt securities issued by financial institutions	$97,058	$98,077

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.3 million at June 30, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the six months ended June 30, 2014 or 2013. Six of the Corporation's 20 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $12.1 million as of June 30, 2014. All of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at June 30, 2014 were not rated by any ratings agency.
As of June 30, 2014, all six of the Corporation's pooled trust preferred securities with an amortized cost of $2.1 million and an estimated fair value of $4.3 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pools.
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

See Note D, "Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to other-than-temporary impairment evaluations for debt securities and Note M, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of June 30, 2014. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$992,839	$473,224	$361,546	$350,680	$219,212	$659,957	$3,057,458	$3,040,703
Average rate	3.90%	4.55%	4.42%	4.69%	4.63%	3.98%	4.22%

Floating rate loans (1) (2)	2,301,776	1,441,538	1,176,358	1,006,320	1,381,185	2,471,625	9,778,802	9,700,927
Average rate	3.91%	4.00%	4.02%	4.02%	3.86%	4.01%	3.96%

Fixed rate investments (3)	410,452	331,291	272,851	222,704	188,435	827,452	2,253,185	2,257,929
Average rate	2.55%	2.62%	2.77%	2.65%	2.64%	2.84%	2.71%

Floating rate investments (3)	26	4,958	163,409	48	35	40,885	209,361	193,962
Average rate	1.20%	0.93%	1.06%	1.75%	2.18%	2.58%	1.36%

Other interest-earning assets (4)	258,973	—	—	—	—	82,624	341,597	341,597
Average rate	0.85%	—%	—%	—%	—%	4.58%	1.74%

Total	$3,964,066	$2,251,011	$1,974,164	$1,579,752	$1,788,867	$4,082,543	$15,640,403	$15,535,118
Average rate	3.57%	3.91%	3.67%	3.98%	3.82%	3.76%	3.75%

Fixed rate deposits (5)	$1,389,877	$554,247	$277,423	$100,632	$287,985	$24,220	$2,634,384	$2,648,494
Average rate	0.63%	1.20%	1.27%	1.45%	2.09%	1.83%	1.02%

Floating rate deposits (6)	4,659,017	698,491	379,594	356,878	336,178	144,992	6,575,150	6,570,715
Average rate	0.14%	0.10%	0.09%	0.09%	0.10%	0.15%	0.13%

Fixed rate borrowings (7)	187,361	758	551,564	539	50,565	161,111	951,898	959,585
Average rate	3.66%	4.41%	4.49%	4.67%	1.87%	6.18%	4.47%

Floating rate borrowings (8)	1,008,308	—	—	—	—	16,496	1,024,804	1,013,519
Average rate	0.21%	—%	—%	—%	—%	2.36%	0.24%

Total	$7,244,563	$1,253,496	$1,208,581	$458,049	$674,728	$346,819	$11,186,236	$11,192,313
Average rate	0.34%	0.59%	2.37%	0.40%	1.08%	3.17%	0.72%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $3.3 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $9.8 billion of floating rate loans above are $3.6 billion of loans, or 36.5% of the total, that float with the prime interest rate, $1.9 billion, or 19.0%, of loans that float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $4.3 billion, or 44.5%, of adjustable rate loans. The $4.3 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at June 30, 2014, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	29.4%
Two years	17.6
Three years	15.5
Four years	16.4
Five years	11.2
Greater than five years	9.9
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
Static gap provides a measurement of repricing risk in the Corporation’s balance sheet as of a point in time. This measurement is accomplished through stratification of assets and liabilities into repricing periods. The sum of assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having no contractual maturities are placed into repricing periods based upon historical balance performance. Repricing for mortgage loans, mortgage-backed securities and collateralized mortgage obligations is based upon industry projections for prepayment speeds. The Corporation’s policy limits the cumulative six-month ratio of rate sensitive assets to rate sensitive liabilities (RSA/RSL) to a range of 0.85 to 1.15. As of June 30, 2014, the cumulative six-month ratio of RSA/RSL was 1.15.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 47.8 million	+9.4%
+200 bp	+ $ 28.3 million	+5.6
+100 bp	+ $ 9.5 million	+1.9
–100 bp	– $ 16.8 million	–3.3

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of June 30, 2014, the Corporation was within policy limits for every 100 basis point shock.

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
As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial condition, the operating results and/or the liquidity of the Corporation. However, legal proceedings are often unpredictable, and the actual results of such proceedings cannot be determined with certainty.
Regulatory Matters

In July 2014, three wholly owned banking subsidiaries of the Corporation, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order) with their primary Federal bank regulatory agency, the Office of the Comptroller of the Currency relating to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program, which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements") as disclosed by the Corporation in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (Form 8-K).   The Consent Orders require, among other things that the banking subsidiaries in question review, assess and take actions to strengthen and enhance their compliance programs related to the BSA/AML Requirements (BSA/AML Compliance Program). In addition, the Form 8-K disclosed that the Corporation and its wholly owned subsidiary, Lafayette Ambassador Bank (Lafayette), anticipate that they will enter into a consent cease and desist order (Cease and Desist Order) with their primary Federal bank regulatory agency, the Board of Governors of the Federal Reserve System, in the near future. It is anticipated that the Cease and Desist Order will require the Corporation and Lafayette to strengthen the BSA/AML Compliance Program and will impose requirements similar to those set forth in the Consent Orders. Further, because the Consent Orders and the anticipated Cease and Desist Order relate to the BSA/AML Compliance Program, which is operated jointly for all of the Corporation’s subsidiary banks, the Corporation anticipates that one or more of the Corporation’s other subsidiary banks may also become the subject or subjects of a regulatory enforcement action related to the BSA/AML Requirements, and the provisions of any such enforcement action may differ from those of the Consent Orders.

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

FULTON FINANCIAL CORPORATION

Date:	August 8, 2014	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	August 8, 2014	/s/ Patrick S. Barrett
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended June 30, 2014, filed on August 8, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.