Form 10-Q
period 2014-09-30
FULTON FINANCIAL CORP
filed 2014-11-05
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014, or

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
Common Stock, $2.50 Par Value –185,265,000 shares outstanding as of October 31, 2014.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and due from banks	$220,946	$218,540
Interest-bearing deposits with other banks	291,523	163,988
Federal Reserve Bank and Federal Home Loan Bank stock	86,056	84,173
Loans held for sale	25,212	21,351
Available for sale investment securities	2,470,609	2,568,434
Loans, net of unearned income	13,030,405	12,782,220
Less: Allowance for loan losses	(189,477)	(202,780)
Net Loans	12,840,928	12,579,440
Premises and equipment	224,441	226,021
Accrued interest receivable	43,544	44,037
Goodwill and intangible assets	532,117	533,076
Other assets	502,798	495,574
Total Assets	$17,238,174	$16,934,634
LIABILITIES
Deposits:
Noninterest-bearing	$3,556,810	$3,283,172
Interest-bearing	9,776,817	9,208,014
Total Deposits	13,333,627	12,491,186
Short-term borrowings:
Federal funds purchased	6,606	582,436
Other short-term borrowings	558,346	676,193
Total Short-Term Borrowings	564,952	1,258,629
Accrued interest payable	17,425	15,218
Other liabilities	225,875	222,830
Federal Home Loan Bank advances and long-term debt	1,018,289	883,584
Total Liabilities	15,160,168	14,871,447
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 218.1 million shares issued in 2014 and 217.8 million shares issued in 2013	545,207	544,568
Additional paid-in capital	1,438,343	1,432,974
Retained earnings	538,749	463,843
Accumulated other comprehensive loss	(11,948)	(37,341)
Treasury stock, at cost, 32.9 million shares in 2014 and 25.2 million shares in 2013	(432,345)	(340,857)
Total Shareholders’ Equity	2,078,006	2,063,187
Total Liabilities and Shareholders’ Equity	$17,238,174	$16,934,634

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$133,741	$136,150	$397,011	$405,312
Investment securities:
Taxable	12,278	12,977	37,962	40,890
Tax-exempt	2,219	2,327	6,865	7,151
Dividends	339	337	996	1,091
Loans held for sale	237	382	585	1,261
Other interest income	976	659	3,065	1,527
Total Interest Income	149,790	152,832	446,484	457,232
INTEREST EXPENSE
Deposits	8,998	8,743	25,579	28,642
Short-term borrowings	297	691	1,470	1,900
Long-term debt	11,129	10,865	32,606	32,448
Total Interest Expense	20,424	20,299	59,655	62,990
Net Interest Income	129,366	132,533	386,829	394,242
Provision for credit losses	3,500	9,500	9,500	38,000
Net Interest Income After Provision for Credit Losses	125,866	123,033	377,329	356,242
NON-INTEREST INCOME
Service charges on deposit accounts	12,801	13,938	37,064	42,700
Investment management and trust services	11,120	10,420	33,417	31,117
Other service charges and fees	9,954	9,518	29,407	27,536
Mortgage banking income	4,038	7,123	13,384	26,293
Other	3,906	3,725	10,813	11,315
Investment securities gains, net:
Other-than-temporary impairment losses	(84)	(125)	(122)	(146)
Less: Portion of gain recognized in other comprehensive income (loss) (before taxes)	66	28	92	22
Net other-than-temporary impairment losses	(18)	(97)	(30)	(124)
Net gains on sales of investment securities	99	2,730	1,223	8,095
Investment securities gains, net	81	2,633	1,193	7,971
Total Non-Interest Income	41,900	47,357	125,278	146,932
NON-INTEREST EXPENSE
Salaries and employee benefits	62,434	63,344	185,623	188,046
Net occupancy expense	11,582	11,519	36,649	34,810
Other outside services	8,632	5,048	19,684	13,223
Data processing	4,689	4,757	12,816	13,169
Software	3,353	3,268	9,487	9,110
Equipment expense	3,307	3,646	10,269	11,447
Professional fees	3,252	3,329	9,715	9,771
FDIC insurance expense	2,882	2,918	8,186	8,766
Marketing	1,798	2,251	5,719	6,045
Other real estate owned and repossession expense	1,303	1,453	3,034	6,248
Operating risk loss	1,242	3,297	3,786	6,923
Intangible amortization	314	534	944	1,603
Other	11,010	11,241	35,614	35,510
Total Non-Interest Expense	115,798	116,605	341,526	344,671
Income Before Income Taxes	51,968	53,785	161,081	158,503
Income taxes	13,402	13,837	41,136	38,746
Net Income	$38,566	$39,948	$119,945	$119,757

PER SHARE:
Net Income (Basic)	$0.21	$0.21	$0.64	$0.62
Net Income (Diluted)	0.21	0.21	0.64	0.61
Cash Dividends	0.08	0.08	0.24	0.24
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30,
	2014	2013	2014	2013

Net Income	$38,566	$39,948	$119,945	$119,757
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	(3,011)	(6,951)	23,912	(43,784)
Reclassification adjustment for postretirement amendment gains included in net income	—	—	(944)	—
Reclassification adjustment for securities gains included in net income	(52)	(1,711)	(775)	(5,181)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	138	(106)	650	1,332
Unrealized gain on derivative financial instruments	34	34	102	102
Unrecognized pension and postretirement income	—	—	2,144	—
Amortization of net unrecognized pension and postretirement items	104	329	304	985
Other Comprehensive Income (Loss)	(2,787)	(8,405)	25,393	(46,546)
Total Comprehensive Income	$35,779	$31,543	$145,338	$73,211

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				119,945			119,945
Other comprehensive income (loss)					25,393		25,393
Stock issued, including related tax benefits	506	639	1,059			3,767	5,465
Stock-based compensation awards			4,310				4,310
Acquisition of treasury stock	(8,000)					(95,255)	(95,255)
Common stock cash dividends - $0.24 per share				(45,039)			(45,039)
Balance at September 30, 2014	185,158	$545,207	$1,438,343	$538,749	$(11,948)	$(432,345)	$2,078,006

Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				119,757			119,757
Other comprehensive income (loss)					(46,546)		(46,546)
Stock issued, including related tax benefits	1,107	1,959	562			4,838	7,359
Stock-based compensation awards			4,186				4,186
Acquisition of treasury stock	(8,000)					(90,927)	(90,927)
Common stock cash dividends - $0.24 per share				(46,521)			(46,521)
Balance at September 30, 2013	192,332	$544,052	$1,431,015	$437,173	$(40,871)	$(342,405)	$2,028,964

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,945	$119,757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,500	38,000
Depreciation and amortization of premises and equipment	18,412	19,165
Net amortization of investment securities premiums	4,399	8,749
Investment securities gains, net	(1,193)	(7,971)
Net (increase) decrease in loans held for sale	(3,861)	28,626
Amortization of intangible assets	944	1,603
Stock-based compensation	4,310	4,186
Excess tax benefits from stock-based compensation	(54)	(237)
Decrease in accrued interest receivable	493	1,071
(Increase) decrease in other assets	(1,909)	37,129
Increase (decrease) in accrued interest payable	2,207	(2,673)
Decrease in other liabilities	(5,315)	(24,207)
Total adjustments	27,933	103,441
Net cash provided by operating activities	147,878	223,198
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	15,219	268,259
Proceeds from maturities of securities held to maturity	—	86
Proceeds from maturities of securities available for sale	273,688	526,393
Purchase of securities available for sale	(164,676)	(691,362)
Increase in short-term investments	(129,418)	(63,965)
Net increase in loans	(271,494)	(684,529)
Net purchases of premises and equipment	(16,832)	(18,741)
Net cash used in investing activities	(293,513)	(663,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	768,979	595,722
Net increase (decrease) in time deposits	73,462	(358,764)
(Decrease) increase in short-term borrowings	(693,677)	330,178
Additions to long-term debt	140,000	—
Repayments of long-term debt	(5,295)	(5,131)
Net proceeds from issuance of common stock	5,411	7,122
Excess tax benefits from stock-based compensation	54	237
Dividends paid	(45,638)	(31,138)
Acquisition of treasury stock	(95,255)	(90,927)
Net cash provided by financing activities	148,041	447,299
Net Increase in Cash and Due From Banks	2,406	6,638
Cash and Due From Banks at Beginning of Period	218,540	256,300
Cash and Due From Banks at End of Period	$220,946	$262,938
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$57,448	$65,663
Income taxes	16,632	29,964
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the Corporation) have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The Corporation evaluates subsequent events through the filing date of this Form 10-Q with the Securities and Exchange Commission (SEC).

Recent Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASC Update 2014-08 changes the criteria for reporting discontinued operations, including a change in the definition of what constitutes the disposal of a component and additional disclosure requirements. For public business entities ASC Update 2014-08 is effective for disposals that occur within annual periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-08 is not expected to have a material impact on the Corporation's consolidated financial statements.

In May 2014, the FASB issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update provides a framework that replaces most existing revenue recognition guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. For the Corporation, this standards update is effective with its March 31, 2017 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." In addition to new disclosure requirements, ASC Update 2014-11 requires that all repurchase-to-maturity transactions be accounted for as secured borrowings rather than as sales of financial assets. Also, all transfers of financial assets executed contemporaneously with a repurchase agreement with the same counterparty must be accounted for separately, the result of which would be the treatment of such transactions as secured borrowings. ASC Update 2014-11 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-11 is not expected to have a material impact on the Corporation’s consolidated financial statements.
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

In August 2014, the FASB issued ASC Update 2014-14, "Receivables - Troubled Debt Restructuring by Creditors." ASC Update 2014-14 clarifies troubled debt restructuring guidance related to the classification and measurement of certain government-sponsored loan guarantee programs upon foreclosure. ASC Update 2014-14 is effective for public business entities’ interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-14 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-15, "Presentation of Financial Statements - Going Concern." ASC Update 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. The standards update describes how an entity's management should assess whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASC Update 2014-15 is effective for public business entities’ annual reporting periods ending after December 15, 2016, with earlier adoption permitted. For the Corporation, this standards update is effective with its December 31, 2016 annual report on Form 10-K. The adoption of ASC Update 2014-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Weighted average shares outstanding (basic)	186,109	192,251	187,893	193,926
Impact of common stock equivalents	846	1,008	970	1,000
Weighted average shares outstanding (diluted)	186,955	193,259	188,863	194,926
For the three and nine months ended September 30, 2014, 2.5 million and 2.9 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2013, 3.2 million and 3.7 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE C – Accumulated Other Comprehensive Income (Loss)
The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2014
Unrealized gain (loss) on securities	$(4,629)	$1,618	$(3,011)
Reclassification adjustment for securities gains included in net income (1)	(81)	29	(52)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	212	(74)	138
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	160	(56)	104
Total Other Comprehensive Income (Loss)	$(4,286)	$1,499	$(2,787)
Three months ended September 30, 2013
Unrealized gain (loss) on securities	$(10,691)	$3,740	$(6,951)
Reclassification adjustment for securities gains included in net income (1)	(2,633)	922	(1,711)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	(163)	57	(106)
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	505	(176)	329
Total Other Comprehensive Income (Loss)	$(12,930)	$4,525	$(8,405)

Nine months ended September 30, 2014
Unrealized gain (loss) on securities	$36,790	$(12,878)	$23,912
Reclassification adjustment for postretirement gains included in net income (2)	(1,452)	508	(944)
Reclassification adjustment for securities gains included in net income (1)	(1,193)	418	(775)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	1,000	(350)	650
Unrealized gain on derivative financial instruments	157	(55)	102
Unrecognized pension and postretirement income	3,291	(1,147)	2,144
Amortization of net unrecognized pension and postretirement items (2)	469	(165)	304
Total Other Comprehensive Income (Loss)	$39,062	$(13,669)	$25,393
Nine months ended September 30, 2013
Unrealized gain (loss) on securities	$(67,357)	$23,573	$(43,784)
Reclassification adjustment for securities gains included in net income (1)	(7,971)	2,790	(5,181)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	2,049	(717)	1,332
Unrealized gain on derivative financial instruments	157	(55)	102
Amortization of net unrecognized pension and postretirement items (2)	1,515	(530)	985
Total Other Comprehensive Income (Loss)	$(71,607)	$25,061	$(46,546)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2014
Balance at June 30, 2014	$(580)	$1,434	$(2,614)	$(7,401)	$(9,161)
Other comprehensive income (loss) before reclassifications	(3,011)	138	—	—	(2,873)
Amounts reclassified from accumulated other comprehensive income (loss)	(63)	11	34	104	86
Balance at September 30, 2014	$(3,654)	$1,583	$(2,580)	$(7,297)	$(11,948)
Three months ended September 30, 2013
Balance at June 30, 2013	$(12,941)	$1,050	$(2,750)	$(17,825)	$(32,466)
Other comprehensive income (loss) before reclassifications	(6,951)	(106)	—	—	(7,057)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,774)	63	34	329	(1,348)
Balance at September 30, 2013	$(21,666)	$1,007	$(2,716)	$(17,496)	$(40,871)

Nine months ended September 30, 2014
Balance at December 31, 2013	$(27,510)	$1,652	$(2,682)	$(8,801)	$(37,341)
Other comprehensive income (loss) before reclassifications	23,912	650	—	2,144	26,706
Amounts reclassified from accumulated other comprehensive income (loss)	(56)	(719)	102	(640)	(1,313)
Balance at September 30, 2014	$(3,654)	$1,583	$(2,580)	$(7,297)	$(11,948)
Nine months ended September 30, 2013
Balance at December 31, 2012	$26,361	$613	$(2,818)	$(18,481)	$5,675
Other comprehensive income (loss) before reclassifications	(43,784)	1,332	—	—	(42,452)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,243)	(938)	102	985	(4,094)
Balance at September 30, 2013	$(21,666)	$1,007	$(2,716)	$(17,496)	$(40,871)

NOTE D – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2014
Equity securities	$34,380	$10,927	$(29)	$45,278
U.S. Government securities	200	—	—	200
U.S. Government sponsored agency securities	235	5	—	240
State and municipal securities	250,195	7,917	(496)	257,616
Corporate debt securities	99,670	5,777	(4,020)	101,427
Collateralized mortgage obligations	975,971	6,700	(27,631)	955,040
Mortgage-backed securities	954,412	14,201	(6,278)	962,335
Auction rate securities	158,725	1	(10,253)	148,473
	$2,473,788	$45,528	$(48,707)	$2,470,609

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2013
Equity securities	$33,922	$12,355	$(76)	$46,201
U.S. Government securities	525	—	—	525
U.S. Government sponsored agency securities	720	7	(1)	726
State and municipal securities	281,810	6,483	(3,444)	284,849
Corporate debt securities	100,468	5,685	(7,404)	98,749
Collateralized mortgage obligations	1,069,138	8,036	(44,776)	1,032,398
Mortgage-backed securities	949,328	13,881	(17,497)	945,712
Auction rate securities	172,299	234	(13,259)	159,274
	$2,608,210	$46,681	$(86,457)	$2,568,434
Securities carried at $1.8 billion as of September 30, 2014 and $1.7 billion as of December 31, 2013 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $39.3 million at September 30, 2014 and $40.6 million at December 31, 2013) and other equity investments (estimated fair value of $6.0 million at September 30, 2014 and $5.6 million at December 31, 2013).
As of September 30, 2014, the financial institutions stock portfolio had a cost basis of $28.6 million and an estimated fair value of $39.3 million, including an investment in a single financial institution with a cost basis of $20.0 million and an estimated fair value of $27.5 million. The estimated fair value of this investment accounted for 70.0% of the fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of September 30, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$13,218	$13,284
Due from one year to five years	75,307	78,967
Due from five years to ten years	187,966	193,537
Due after ten years	232,534	222,168
	509,025	507,956
Collateralized mortgage obligations	975,971	955,040
Mortgage-backed securities	954,412	962,335
	$2,439,408	$2,425,331
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
Three months ended September 30, 2014	(in thousands)
Equity securities	$99	$—	$—	$99
Debt securities	—	—	(18)	(18)
Total	$99	$—	$(18)	$81
Three months ended September 30, 2013
Equity securities	$2,135	$—	$—	$2,135
Debt securities	617	(22)	(97)	498
Total	$2,752	$(22)	$(97)	$2,633

Nine months ended September 30, 2014
Equity securities	$100	$—	$(12)	$88
Debt securities	1,446	(323)	(18)	1,105
Total	$1,546	$(323)	$(30)	$1,193
Nine months ended September 30, 2013
Equity securities	$4,357	$(28)	$(27)	$4,302
Debt securities	3,788	(22)	(97)	3,669
Total	$8,145	$(50)	$(124)	$7,971

The other-than-temporary impairment charges for equity securities during the three and nine months ended September 30, 2014 and 2013 were for investments in common stocks of financial institutions and were due to the severity and duration of the declines in the fair values of certain financial institution stocks, in conjunction with management's assessment of the near-term prospects of each specific financial institution.

The credit related other-than-temporary impairment charges for debt securities during the three and nine months ended September 30, 2014 and 2013 were for investments in pooled trust preferred securities issued by financial institutions. The credit related other-than-temporary impairment charges for the pooled trust preferred securities were determined based on an expected cash flows model.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(17,214)	$(20,607)	$(20,691)	$(23,079)
Additions for credit losses recorded which were not previously recognized as components of earnings	(18)	(97)	(18)	(97)
Reductions for securities sold during the period	—	—	3,472	2,468
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	5	4
Balance of cumulative credit losses on debt securities, end of period	$(17,232)	$(20,704)	$(17,232)	$(20,704)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$7,996	$(37)	$26,484	$(459)	$34,480	$(496)
Corporate debt securities	—	—	38,900	(4,020)	38,900	(4,020)
Collateralized mortgage obligations	53,189	(248)	652,396	(27,383)	705,585	(27,631)
Mortgage-backed securities	241,707	(527)	291,712	(5,751)	533,419	(6,278)
Auction rate securities	—	—	148,380	(10,253)	148,380	(10,253)
Total debt securities	302,892	(812)	1,157,872	(47,866)	1,460,764	(48,678)
Equity securities	269	(17)	77	(12)	346	(29)
	$303,161	$(829)	$1,157,949	$(47,878)	$1,461,110	$(48,707)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2014.
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
As of September 30, 2014, approximately $144 million, or 97%, of the ARCs were rated above investment grade, with approximately $6 million, or 4%, AAA rated and $104 million, or 72%, AA rated. Approximately $4 million, or 3%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $3 million of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $147 million, or 99%, of the student loans underlying the ARCs have principal payments that are guaranteed by the federal government.
During the nine months ended September 30, 2014, the Corporation sold ARCs with a total book value of $11.9 million, with no gain or loss upon sale. As of September 30, 2014, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $148.5 million were not subject to any other-than-temporary impairment charges as of September 30, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2014 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	September 30, 2014		December 31, 2013
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,546	$44,075	$47,481	$40,531
Subordinated debt	47,498	50,289	47,405	50,327
Pooled trust preferred securities	2,050	4,487	2,997	5,306
Corporate debt securities issued by financial institutions	97,094	98,851	97,883	96,164
Other corporate debt securities	2,576	2,576	2,585	2,585
Available for sale corporate debt securities	$99,670	$101,427	$100,468	$98,749

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $3.5 million at September 30, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or nine months ended September 30, 2014 or 2013. Six of the Corporation's 20 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $12.3 million at September 30, 2014. All of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Three single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.9 million at September 30, 2014 were not rated by any ratings agency.
During the nine months ended September 30, 2014, the Corporation sold two pooled trust preferred securities with a total amortized cost of $728,000, for a gain of $1.1 million. As of September 30, 2014, all six of the Corporation's pooled trust preferred securities, with an amortized cost of $2.1 million and an estimated fair value of $4.5 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $101.4 million were not subject to any additional other-than-temporary impairment charges as of September 30, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
As mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), in December 2013, five regulatory bodies issued final rulings (Final Rules) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve Board to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (1940 Act) but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Final Rules. The Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules. Based on the Corporation's evaluation of its investments, none fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2015. Therefore, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

NOTE E – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Real-estate - commercial mortgage	$5,156,979	$5,101,922
Commercial - industrial, financial and agricultural	3,691,262	3,628,420
Real-estate - home equity	1,733,036	1,764,197
Real-estate - residential mortgage	1,372,033	1,337,380
Real-estate - construction	687,728	573,672
Consumer	278,219	283,124
Leasing and other	120,144	99,256
Overdrafts	2,646	4,045
Loans, gross of unearned income	13,042,047	12,792,016
Unearned income	(11,642)	(9,796)
Loans, net of unearned income	$13,030,405	$12,782,220

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
The following table presents the components of the allowance for credit losses:

	September 30, 2014	December 31, 2013
	(in thousands)
Allowance for loan losses	$189,477	$202,780
Reserve for unfunded lending commitments	1,631	2,137
Allowance for credit losses	$191,108	$204,917

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$193,442	$217,626	$204,917	$225,439
Loans charged off	(9,604)	(18,108)	(31,348)	(61,597)
Recoveries of loans previously charged off	3,770	3,820	8,039	10,996
Net loans charged off	(5,834)	(14,288)	(23,309)	(50,601)
Provision for credit losses	3,500	9,500	9,500	38,000
Balance at end of period	$191,108	$212,838	$191,108	$212,838

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2014
Balance at June 30, 2014	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685
Loans charged off	(1,557)	(5,167)	(1,492)	(231)	(313)	(538)	(306)	—	(9,604)
Recoveries of loans previously charged off	1,167	1,013	336	95	470	448	241	—	3,770
Net loans charged off	(390)	(4,154)	(1,156)	(136)	157	(90)	(65)	—	(5,834)
Provision for loan losses (1)	(278)	6,110	406	397	(312)	244	180	(3,121)	3,626
Balance at September 30, 2014	$49,174	$51,040	$31,291	$33,005	$11,176	$3,460	$1,966	$8,365	$189,477
Three months ended September 30, 2013
Balance at June 30, 2013	$58,696	$57,557	$25,736	$32,684	$14,471	$2,497	$2,925	$21,865	$216,431
Loans charged off	(3,724)	(9,394)	(2,365)	(767)	(598)	(473)	(787)	—	(18,108)
Recoveries of loans previously charged off	185	2,295	198	245	379	294	224	—	3,820
Net loans charged off	(3,539)	(7,099)	(2,167)	(522)	(219)	(179)	(563)	—	(14,288)
Provision for loan losses (1)	3,470	1,437	4,451	1,595	(1,221)	610	620	(2,619)	8,343
Balance at September 30, 2013	$58,627	$51,895	$28,020	$33,757	$13,031	$2,928	$2,982	$19,246	$210,486
Nine months ended September 30, 2014
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans charged off	(5,084)	(15,804)	(4,377)	(2,166)	(745)	(1,738)	(1,434)	—	(31,348)
Recoveries of loans previously charged off	1,641	2,532	869	319	852	1,059	767	—	8,039
Net loans charged off	(3,443)	(13,272)	(3,508)	(1,847)	107	(679)	(667)	—	(23,309)
Provision for loan losses (1)	(3,042)	13,982	6,577	1,770	(1,580)	879	(737)	(7,843)	10,006
Balance at September 30, 2014	$49,174	$51,040	$31,291	$33,005	$11,176	$3,460	$1,966	$8,365	$189,477
Nine months ended September 30, 2013
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans charged off	(13,050)	(24,856)	(6,735)	(8,282)	(5,181)	(1,456)	(2,037)	—	(61,597)
Recoveries of loans previously charged off	2,754	3,430	721	442	1,794	1,206	649	—	10,996
Net loans charged off	(10,296)	(21,426)	(6,014)	(7,840)	(3,387)	(250)	(1,388)	—	(50,601)
Provision for loan losses (1)	5,995	13,116	11,258	7,061	(869)	811	1,618	(1,806)	37,184
Balance at September 30, 2013	$58,627	$51,895	$28,020	$33,757	$13,031	$2,928	$2,982	$19,246	$210,486

(1)
The provision for loan losses excluded a $126,000 and $506,000 decrease, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2014 and excluded a $1.2 million and $816,000 increase, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2013. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $3.5 million and $9.5 million, respectively, for the three and nine months ended September 30, 2014 and $9.5 million and $38.0 million, respectively, for the three and nine months ended September 30, 2013.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at September 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$32,951	$39,098	$21,666	$11,503	$6,009	$3,439	$1,966	$8,365	$124,997
Evaluated for impairment under FASB ASC Section 310-10-35	16,223	11,942	9,625	21,502	5,167	21	—	N/A	64,480
	$49,174	$51,040	$31,291	$33,005	$11,176	$3,460	$1,966	$8,365	$189,477

Loans, net of unearned income at September 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$5,095,263	$3,655,162	$1,719,049	$1,319,333	$658,822	$278,196	$111,148	N/A	$12,836,973
Evaluated for impairment under FASB ASC Section 310-10-35	61,716	36,100	13,987	52,700	28,906	23	—	N/A	193,432
	$5,156,979	$3,691,262	$1,733,036	$1,372,033	$687,728	$278,219	$111,148	N/A	$13,030,405

Allowance for loan losses at September 30, 2013:
Measured for impairment under FASB ASC Subtopic 450-20	$43,262	$38,025	$18,482	$11,494	$8,648	$2,911	$2,982	$19,246	$145,050
Evaluated for impairment under FASB ASC Section 310-10-35	15,365	13,870	9,538	22,263	4,383	17	—	N/A	65,436
	$58,627	$51,895	$28,020	$33,757	$13,031	$2,928	$2,982	$19,246	$210,486

Loans, net of unearned income at September 30, 2013:
Measured for impairment under FASB ASC Subtopic 450-20	$5,001,851	$3,593,038	$1,758,492	$1,277,200	$543,268	$296,122	$97,749	N/A	$12,567,720
Evaluated for impairment under FASB ASC Section 310-10-35	61,522	52,232	15,062	50,269	34,074	20	—	N/A	213,179
	$5,063,373	$3,645,270	$1,773,554	$1,327,469	$577,342	$296,142	$97,749	N/A	$12,780,899

(1)
The unallocated allowance, which was approximately 4% and 9% of the total allowance for credit losses as of September 30, 2014 and September 30, 2013, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A – Not applicable.

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructurings (TDRs). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans to borrowers with total outstanding commitments greater than or equal to $1.0 million are evaluated individually for impairment. Impaired loans to borrowers with total outstanding commitments less than $1.0 million are pooled and measured for impairment collectively. As of September 30, 2014 and December 31, 2013, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
As of September 30, 2014 and 2013, approximately 77% and 89%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.
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

The following table presents total impaired loans by class segment:

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$26,102	$23,280	$—	$28,892	$24,494	$—
Commercial - secured	19,100	15,283	—	23,890	21,383	—
Real estate - home equity	—	—	—	399	300	—
Real estate - residential mortgage	1,075	1,075	—	—	—	—
Construction - commercial residential	20,725	14,761	—	18,943	13,740	—
Construction - commercial	1,361	1,245	—	2,996	1,976	—
	68,363	55,644		75,120	61,893
With a related allowance recorded:
Real estate - commercial mortgage	47,938	38,436	16,223	43,282	35,830	14,444
Commercial - secured	29,939	19,990	11,336	34,267	22,324	13,315
Commercial - unsecured	974	827	606	1,113	1,048	752
Real estate - home equity	19,810	13,987	9,625	20,383	14,337	9,059
Real estate - residential mortgage	62,182	51,625	21,502	63,682	51,097	21,745
Construction - commercial residential	18,046	11,990	4,769	25,769	14,579	3,493
Construction - commercial	1,834	629	260	485	195	77
Construction - other	452	281	138	719	548	301
Consumer - direct	18	18	16	11	11	10
Consumer - indirect	5	5	5	2	2	2
	181,198	137,788	64,480	189,713	139,971	63,198
Total	$249,561	$193,432	$64,480	$264,833	$201,864	$63,198
As of September 30, 2014 and December 31, 2013, there were $55.6 million and $61.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral for these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$23,056	$78	$27,120	$113	$23,524	$244	$29,630	394
Commercial - secured	18,903	29	33,644	49	20,014	98	32,528	131
Commercial - unsecured	—	—	—	—	—	—	33	—
Real estate - home equity	150	—	300	—	225	1	253	1
Real estate - residential mortgage	1,236	7	747	4	697	13	869	25
Construction - commercial residential	14,881	51	20,809	66	16,052	173	21,730	200
Construction - commercial	1,060	—	2,021	—	1,514	—	3,500	2
	59,286	165	84,641	232	62,026	529	88,543	753
With a related allowance recorded:
Real estate - commercial mortgage	38,469	130	37,962	158	37,794	394	46,213	563
Commercial - secured	19,764	30	22,771	34	21,404	101	29,317	115
Commercial - unsecured	850	1	1,260	1	847	3	1,502	4
Real estate - home equity	14,116	30	14,761	17	14,106	78	14,031	49
Real estate - residential mortgage	51,283	298	51,365	290	51,257	894	52,581	924
Construction - commercial residential	11,189	38	12,053	39	10,480	100	11,774	121
Construction - commercial	942	—	525	—	567	—	1,641	3
Construction - other	281	—	501	—	414	—	517	1
Consumer - direct	18	—	18	—	15	—	21	—
Consumer - indirect	6	—	3	—	4	—	1	—
Leasing and other and overdrafts	—	—	—	—	—	—	14	—
	136,918	527	141,219	539	136,888	1,570	157,612	1,780
Total	$196,204	$692	$225,860	$771	$198,914	$2,099	$246,155	2,533

(1)
All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2014 and 2013 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate - commercial mortgage	$4,877,904	$4,763,987	$113,650	$141,013	$165,425	$196,922	$5,156,979	$5,101,922
Commercial - secured	3,243,731	3,167,168	138,136	111,613	129,273	125,382	3,511,140	3,404,163
Commercial - unsecured	162,620	209,836	12,246	11,666	5,256	2,755	180,122	224,257
Total commercial - industrial, financial and agricultural	3,406,351	3,377,004	150,382	123,279	134,529	128,137	3,691,262	3,628,420
Construction - commercial residential	170,027	146,041	28,517	31,522	42,875	57,806	241,419	235,369
Construction - commercial	370,187	258,441	1,469	2,932	5,550	8,124	377,206	269,497
Total construction (excluding Construction - other)	540,214	404,482	29,986	34,454	48,425	65,930	618,625	504,866
	$8,824,469	$8,545,473	$294,018	$298,746	$348,379	$390,989	$9,466,866	$9,235,208
% of Total	93.2%	92.6%	3.1%	3.2%	3.7%	4.2%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents a summary of delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate - home equity	$1,707,659	$1,731,185	$10,306	$16,029	$15,071	$16,983	$1,733,036	$1,764,197
Real estate - residential mortgage	1,319,002	1,282,754	24,896	23,279	28,135	31,347	1,372,033	1,337,380
Construction - other	68,822	68,258	—	—	281	548	69,103	68,806
Consumer - direct	115,449	126,666	3,025	3,586	2,359	2,391	120,833	132,643
Consumer - indirect	155,027	147,017	2,203	3,312	156	152	157,386	150,481
Total consumer	270,476	273,683	5,228	6,898	2,515	2,543	278,219	283,124
Leasing and other and overdrafts	110,491	92,876	269	581	388	48	111,148	93,505
	$3,476,450	$3,448,756	$40,699	$46,787	$46,390	$51,469	$3,563,539	$3,547,012
% of Total	97.6%	97.2%	1.2%	1.3%	1.3%	1.5%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	September 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans	$126,420	$133,753
Accruing loans greater than 90 days past due	17,428	20,524
Total non-performing loans	143,848	154,277
Other real estate owned (OREO)	13,489	15,052
Total non-performing assets	$157,337	$169,329
The following table presents TDRs, by class segment:

	September 30, 2014	December 31, 2013
	(in thousands)
Real-estate - residential mortgage	$30,850	$28,815
Real-estate - commercial mortgage	18,869	19,758
Construction - commercial residential	9,251	10,117
Commercial - secured	5,042	7,933
Real estate - home equity	2,904	1,365
Commercial - unsecured	73	112
Consumer - direct	18	11
Consumer - indirect	5	—
Total accruing TDRs	67,012	68,111
Non-accrual TDRs (1)	27,724	30,209
Total TDRs	$94,736	$98,320

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of September 30, 2014 and December 31, 2013, there were $4.6 million and $9.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment, as of September 30, 2014 and 2013 that were modified during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	1	$391	4	$3,774	10	$10,195	13	$8,428
Construction - commercial residential	—	—	2	4,427	2	1,914	5	9,542
Real estate - residential mortgage	3	256	5	836	18	2,092	44	6,861
Real estate - home equity	6	764	14	1,071	26	1,627	42	2,928
Commercial - secured	3	1,214	—	—	4	1,357	8	592
Consumer - indirect	—	—	—	—	4	7	—	—
Consumer - direct	—	—	—	—	6	8	9	2
Commercial - unsecured	—	—	—	—	—	—	1	15
Total	13	$2,625	25	$10,108	70	$17,200	122	$28,368

The following table presents TDRs, by class segment, as of September 30, 2014 and 2013 that were modified within the previous 12 months and had a post-modification payment default during the nine months ended September 30, 2014 and 2013. The Corporation defines a payment default as a single missed payment.

	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	8	$1,147	20	$3,460
Real estate - home equity	5	724	18	1,419
Construction - commercial residential	3	2,509	1	608
Real estate - commercial mortgage	1	35	5	2,062
Commercial - secured	3	415	1	100
Consumer - direct	—	—	3	1
Total	20	$4,830	48	$7,650

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2014
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$19,506	$5,074	$1,755	$42,847	$44,602	$69,182	$5,087,797	$5,156,979
Commercial - secured	7,530	1,215	2,292	30,231	32,523	41,268	3,469,872	3,511,140
Commercial - unsecured	1,528	209	—	754	754	2,491	177,631	180,122
Total commercial - industrial, financial and agricultural	9,058	1,424	2,292	30,985	33,277	43,759	3,647,503	3,691,262
Real estate - home equity	8,094	2,212	3,988	11,083	15,071	25,377	1,707,659	1,733,036
Real estate - residential mortgage	17,102	7,794	6,285	21,850	28,135	53,031	1,319,002	1,372,033
Construction - commercial residential	215	—	205	17,500	17,705	17,920	223,499	241,419
Construction - commercial	—	—	—	1,874	1,874	1,874	375,332	377,206
Construction - other	—	—	—	281	281	281	68,822	69,103
Total real estate - construction	215	—	205	19,655	19,860	20,075	667,653	687,728
Consumer - direct	2,032	993	2,359	—	2,359	5,384	115,449	120,833
Consumer - indirect	1,815	388	156	—	156	2,359	155,027	157,386
Total consumer	3,847	1,381	2,515	—	2,515	7,743	270,476	278,219
Leasing and other and overdrafts	185	84	388	—	388	657	110,491	111,148
Total	$58,007	$17,969	$17,428	$126,420	$143,848	$219,824	$12,810,581	$13,030,405

	December 31, 2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,474	$4,009	$3,502	$40,566	$44,068	$63,551	$5,038,371	$5,101,922
Commercial - secured	8,916	1,365	1,311	35,774	37,085	47,366	3,356,797	3,404,163
Commercial - unsecured	332	125	—	936	936	1,393	222,864	224,257
Total commercial - industrial, financial and agricultural	9,248	1,490	1,311	36,710	38,021	48,759	3,579,661	3,628,420
Real estate - home equity	13,555	2,474	3,711	13,272	16,983	33,012	1,731,185	1,764,197
Real estate - residential mortgage	16,969	6,310	9,065	22,282	31,347	54,626	1,282,754	1,337,380
Construction - commercial residential	—	645	346	18,202	18,548	19,193	216,176	235,369
Construction - commercial	14	—	—	2,171	2,171	2,185	267,312	269,497
Construction - other	—	—	—	548	548	548	68,258	68,806
Total real estate - construction	14	645	346	20,921	21,267	21,926	551,746	573,672
Consumer - direct	2,091	1,495	2,391	—	2,391	5,977	126,666	132,643
Consumer - indirect	2,864	448	150	2	152	3,464	147,017	150,481
Total consumer	4,955	1,943	2,541	2	2,543	9,441	273,683	283,124
Leasing and other and overdrafts	559	22	48	—	48	629	92,876	93,505
Total	$60,774	$16,893	$20,524	$133,753	$154,277	$231,944	$12,550,276	$12,782,220

NOTE F – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights (MSRs), which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of period	$42,586	$41,750	$42,452	$39,737
Originations of mortgage servicing rights	1,456	2,909	3,807	10,371
Amortization	(1,664)	(2,031)	(3,881)	(7,480)
Balance at end of period	$42,378	$42,628	$42,378	$42,628

Valuation allowance:
Balance at beginning of period	$—	$(1,690)	$—	$(3,680)
Reversals	—	1,690	—	3,680
Balance at end of period	$—	$—	$—	$—

Net MSRs at end of period	$42,378	$42,628	$42,378	$42,628
MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. No adjustment to the valuation allowance was necessary for three and nine months ended September 30, 2014. A decrease to the valuation allowance of $1.7 million and $3.7 million was recorded for the three and nine months ended September 30, 2013.
The Corporation accounts for MSRs at the lower of amortized cost or fair value. As of September 30, 2014, the estimated fair value of MSRs was $47.9 million, which exceeded their book value. Therefore, no increase to the valuation allowance was necessary during the three or nine months ended September 30, 2014.

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
The Corporation also grants stock equity awards to non-employee members of the board of directors under its 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.

Equity awards issued under the Employee Option Plan are generally granted annually and become fully vested over or after a three year vesting period. Equity awards under the Directors' Plan generally vest immediately upon grant. Certain events, as defined in the Employee Option Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Stock-based compensation expense	$1,288	$979	$4,310	$4,186
Tax benefit	(358)	(272)	(1,067)	(1,183)
Stock-based compensation expense, net of tax	$930	$707	$3,243	$3,003

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. The fair value of restricted stock is based on the trading price of the Corporation’s stock on the date of grant. Restricted stock awards earn dividends during the vesting period, which are forfeitable if the awards do not vest.

During the three and nine months ended September 30, 2014, the Corporation granted approximately 389,000 PSUs, 289,000 stock options and 105,000 RSUs under its Employee Option Plan. The fair value of RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant. RSUs become fully vested over or after a three year vesting period, however, certain events, as defined in the Employee Option Plan, can result in the acceleration of the vesting of RSUs. RSUs and PSUs earn dividends during the vesting period, which are forfeitable if the awards do not vest. The fair value of PSUs, which is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards, may vary, based on the expectations for actual performance relative to defined performance measures. As of September 30, 2014, the Employee Option Plan had 11.2 million shares reserved for future grants through 2023. During the nine months ended September 30, 2014, the Corporation granted approximately 13,000 shares of stock under its Directors' Plan. As of September 30, 2014, the Directors’ Plan had approximately 424,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan, as determined by a third-party actuary, consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Service cost (1)	$92	$51	$276	$153
Interest cost	853	772	2,559	2,316
Expected return on plan assets	(811)	(800)	(2,432)	(2,400)
Net amortization and deferral	244	596	732	1,788
Net periodic benefit cost	$378	$619	$1,135	$1,857

(1)
The Pension Plan service cost recorded for the three and nine months ended September 30, 2014 and 2013, respectively, was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998.
Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million gain in 2014, as determined by a third-party actuary and included as a component of salaries and employee benefits on the consolidated statements of income. The gain resulted from the recognition of the remaining prior service cost prior to the amendment date as of December 31, 2013. In addition, this amendment resulted in a $3.3 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.

The net periodic benefit (income) cost of the Corporation’s Postretirement Plan as determined by consulting actuaries, consisted of the following components, excluding the impact of the $1.5 million plan amendment gain:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Service cost (1)	$—	$57	$15	$171
Interest cost	48	81	157	243
Net accretion and deferral	(84)	(91)	(263)	(273)
Net periodic benefit (income) cost	$(36)	$47	$(91)	$141

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2014		December 31, 2013
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$92,136	$1,324	$75,217	$867
Negative fair values	937	(16)	11,393	(59)
Net interest rate locks with customers		1,308		808
Forward Commitments
Positive fair values	6,165	23	87,904	1,263
Negative fair values	98,323	(392)	2,373	(5)
Net forward commitments		(369)		1,258
Interest Rate Swaps with Customers
Positive fair values	360,442	10,027	111,899	2,105
Negative fair values	54,308	(615)	105,673	(2,993)
Net interest rate swaps with customers		9,412		(888)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	54,308	615	105,673	2,993
Negative fair values	360,442	(10,027)	111,899	(2,105)
Net interest rate swaps with dealer counterparties		(9,412)		888
Foreign Exchange Contracts with Customers
Positive fair values	17,434	959	2,150	24
Negative fair values	6,273	(424)	12,775	(343)
Net foreign exchange contracts with customers		535		(319)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	6,554	428	17,348	498
Negative fair values	16,988	(871)	5,872	(48)
Net foreign exchange contracts with correspondent banks		(443)		450
Net derivative fair value asset		$1,031		$2,197

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(in thousands)
Interest rate locks with customers	$(1,092)	$4,717	$500	$(3,707)
Forward commitments	1,374	(12,244)	(1,627)	(1,969)
Interest rate swaps with customers	(40)	1,009	10,300	(5,270)
Interest rate swaps with dealer counterparties	40	(1,009)	(10,300)	5,270
Foreign exchange contracts with customers	557	(344)	854	(175)
Foreign exchange contracts with correspondent banks	(527)	(50)	(893)	910
Net fair value gains (losses) on derivative financial instruments	$312	$(7,921)	$(1,166)	$(4,941)

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
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2014	December 31, 2013
	(in thousands)
Cost	$24,690	$21,172
Fair value	25,212	21,351
During the three months ended September 30, 2014, losses related to changes in fair values of mortgage loans held for sale were $472,000, compared to $343,000 of gains for the nine months ended September 30, 2014. During the three months ended September 30, 2013, gains related to changes in fair values of mortgage loans held for sale were $2.6 million, compared to losses of $784,000 for the nine months ended September 30, 2013.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
September 30, 2014
Interest rate swap derivative assets	$10,642	$(636)	$—	$10,006
Foreign exchange derivative assets with correspondent banks	428	(428)	—	—
Total	$11,070	$(1,064)	$—	$10,006

Interest rate swap derivative liabilities	$10,642	$(636)	$(9,480)	$526
Foreign exchange derivative liabilities with correspondent banks	871	(428)	(310)	133
Total	$11,513	$(1,064)	$(9,790)	$659

December 31, 2013
Interest rate swap derivative assets	$5,098	$(2,104)	$—	$2,994

Interest rate swap derivative liabilities	$5,098	$(2,104)	$(730)	$2,264

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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit	$4,437,607	$4,379,578
Standby letters of credit	382,526	391,445
Commercial letters of credit	30,067	36,344
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
The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of September 30, 2014 and December 31, 2013, total outstanding repurchase requests totaled $543,000 and $8.8 million, respectively. During the first quarter of 2014, the Corporation entered into a settlement agreement with a secondary market investor. Under this agreement, the Corporation agreed to pay this investor $4.5 million to settle all outstanding and potential future repurchase requests under a series of specified loan purchase agreements with that secondary market investor. The result of this settlement was a reduction to outstanding repurchase requests of $7.5 million and a reduction to reserves for repurchases of $5.1 million, resulting in a $600,000 reduction to operating risk loss on the consolidated statements of income during the nine months ended September 30, 2014.
From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program during the nine months ended September 30, 2014 or during 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of September 30, 2014, the unpaid principal balance of loans sold under the MPF Program was approximately $158 million. As of September 30, 2014 and December 31, 2013, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.4 million and $2.5 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology.
As of September 30, 2014 and December 31, 2013, the total reserve for losses on residential mortgage loans sold was $3.3 million and $8.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of September 30, 2014 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves in the future.
Regulatory Matters
In July 2014, three wholly owned banking subsidiaries of the Corporation, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order) with their primary Federal bank regulatory agency, the Office of the Comptroller of the Currency, relating to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program, which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements") as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on July 18, 2014.  The Consent Orders require, among other things, that the banking subsidiaries review, assess and take actions to strengthen and enhance their compliance programs related to the BSA/AML Requirements (BSA/AML Compliance Program).
In September 2014, the Corporation and its wholly owned banking subsidiary, Lafayette Ambassador Bank (Lafayette), entered into a consent cease and desist order (Cease and Desist Order) with their primary Federal bank regulatory agency, the Board of Governors of the Federal Reserve System (Reserve Board), as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on September 9, 2014. The Cease and Desist Order requires, among other things, that the Corporation and Lafayette strengthen the BSA/AML Compliance Program and imposes requirements similar to those set forth in the Consent Orders. In addition, the Cease and Desist Order requires the Corporation to engage an independent third-party firm to conduct a comprehensive assessment of the BSA/AML Compliance Program, and that Lafayette engage an independent third-party firm to conduct a retrospective review of account and transaction activity from January 1, 2014 to June 30, 2014 associated with high-risk customers to determine whether suspicious activity was properly identified and reported in accordance with the BSA/AML requirements. Based on the results of this review the Reserve Board may require a review of transactions for additional time periods. Further, because the Consent Orders and the Cease and Desist Order relate to the BSA/AML Compliance Program, which is operated jointly for all of the Corporation’s subsidiary banks, management anticipates that one or both of the Corporation's other subsidiary banks will also become subject to an enforcement action related to the BSA/AML Requirements, and the provisions of any such enforcement action may differ from those of the Consent Orders and Cease and Desist Order.
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
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$25,212	$—	$25,212
Available for sale investment securities:
Equity securities	45,278	—	—	45,278
U.S. Government securities	—	200	—	200
U.S. Government sponsored agency securities	—	240	—	240
State and municipal securities	—	257,616	—	257,616
Corporate debt securities	—	93,071	8,356	101,427
Collateralized mortgage obligations	—	955,040	—	955,040
Mortgage-backed securities	—	962,335	—	962,335
Auction rate securities	—	—	148,473	148,473
Total available for sale investments	45,278	2,268,502	156,829	2,470,609
Other assets	17,475	11,988	—	29,463
Total assets	$62,753	$2,305,702	$156,829	$2,525,284
Other liabilities	$17,376	$11,050	$—	$28,426

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$21,351	$—	$21,351
Available for sale investment securities:
Equity securities	46,201	—	—	46,201
U.S. Government securities	—	525	—	525
U.S. Government sponsored agency securities	—	726	—	726
State and municipal securities	—	284,849	—	284,849
Corporate debt securities	—	89,662	9,087	98,749
Collateralized mortgage obligations	—	1,032,398	—	1,032,398
Mortgage-backed securities	—	945,712	—	945,712
Auction rate securities	—	—	159,274	159,274
Total available for sale investments	46,201	2,353,872	168,361	2,568,434
Other assets	15,779	7,227	—	23,006
Total assets	$61,980	$2,382,450	$168,361	$2,612,791
Other liabilities	$15,648	$5,161	$—	$20,809
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2014 and December 31, 2013 were measured based on the price that secondary market investors were offering for loans with similar characteristics.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($39.3 million at September 30, 2014 and $40.6 million at December 31, 2013) and other equity investments ($6.0 million at September 30, 2014 and $5.6 million at December 31, 2013). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.3 million at September 30, 2014 and December 31, 2013), single-issuer trust preferred securities issued by financial institutions ($44.1 million at September 30, 2014 and $40.5 million at December 31, 2013), pooled trust preferred securities issued by financial institutions ($4.5 million at September 30, 2014 and $5.3 million at December 31, 2013) and other corporate debt issued by non-financial institutions ($2.6 million at September 30, 2014 and December 31, 2013).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $40.2 million and $36.7 million of single-issuer trust preferred securities held at

September 30, 2014 and December 31, 2013, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.9 million at September 30, 2014 and $3.8 million at December 31, 2013). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($16.1 million at September 30, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($1.4 million at September 30, 2014 and $522,000 at December 31, 2013). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.3 million at September 30, 2014 and $2.1 million at December 31, 2013) and the fair value of interest rate swaps ($10.6 million at September 30, 2014 and $5.1 million at December 31, 2013). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note I, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.1 million at September 30, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($1.3 million at September 30, 2014 and $391,000 at December 31, 2013). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($408,000 at September 30, 2014 and $64,000 at December 31, 2013) and the fair value of interest rate swaps ($10.6 million at September 30, 2014 and $5.1 million at December 31, 2013). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended September 30, 2014
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at June 30, 2014	$4,275	$3,820	$146,931
Realized adjustment to fair value (1)	(18)	—	—
Unrealized adjustment to fair value (2)	230	47	1,280
Discount accretion (3)	—	2	262
Balance at September 30, 2014	$4,487	$3,869	$148,473

	Three months ended September 30, 2013
Balance at June 30, 2013	$5,391	$3,670	$152,592
Sales	—	—	(25)
Realized adjustment to fair value (1)	(97)	—	—
Unrealized adjustment to fair value (2)	(103)	108	1,983
Settlements - calls	—	—	(317)
Discount accretion (3)	—	2	277
Balance at September 30, 2013	$5,191	$3,780	$154,510

	Nine months ended September 30, 2014
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2013	$5,306	$3,781	$159,274
Sales	(1,394)	—	(11,912)
Realized adjustment to fair value (1)	(18)	—	—
Unrealized adjustment to fair value (2)	789	83	1,528
Settlements - calls	(200)	—	(1,081)
Discount accretion (3)	4	5	664
Balance at September 30, 2014	$4,487	$3,869	$148,473

	Nine months ended September 30, 2013
Balance at December 31, 2012	$6,927	$3,360	$149,339
Sales	(4,987)	—	(25)
Realized adjustment to fair value (1)	1,604	—	—
Unrealized adjustment to fair value (2)	1,771	412	7,171
Settlements - calls	(124)	—	(2,725)
Discount accretion (3)	—	8	750
Balance at September 30, 2013	$5,191	$3,780	$154,510

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$128,952	$128,952
Other financial assets	—	—	55,867	55,867
Total assets	$—	$—	$184,819	$184,819

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,666	$138,666
Other financial assets	—	—	57,504	57,504
Total assets	$—	$—	$196,170	$196,170
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

•
Other financial assets – This category includes OREO ($13.5 million at September 30, 2014 and $15.1 million at December 31, 2013) and MSRs ($42.4 million at September 30, 2014 and $42.5 million at December 31, 2013), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2014 valuation were 12.0% and 9.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2014 and December 31, 2013. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	September 30, 2014		December 31, 2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$220,946	$220,946	$218,540	$218,540
Interest-bearing deposits with other banks	291,523	291,523	163,988	163,988
Federal Reserve Bank and Federal Home Loan Bank stock	86,056	86,056	84,173	84,173
Loans held for sale (1)	25,212	25,212	21,351	21,351
Available for sale investment securities (1)	2,470,609	2,470,609	2,568,434	2,568,434
Loans, net of unearned income (1)	13,030,405	12,909,164	12,782,220	12,688,774
Accrued interest receivable	43,544	43,544	44,037	44,037
Other financial assets (1)	157,664	157,664	146,933	146,933
FINANCIAL LIABILITIES
Demand and savings deposits	$10,342,243	$10,342,243	$9,573,264	$9,573,264
Time deposits	2,991,384	2,986,545	2,917,922	2,927,374
Short-term borrowings	564,952	564,952	1,258,629	1,258,629
Accrued interest payable	17,425	17,425	15,218	15,218
Other financial liabilities (1)	147,121	147,121	124,440	124,440
Federal Home Loan Bank advances and long-term debt	1,018,289	1,012,741	883,584	875,984

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
In May 2014, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through December 31, 2014. During the third quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase plan at an average cost of $11.36 per share, completing this repurchase program on August 25, 2014.

NOTE O - Subsequent Event

Dividend Declaration

On November 5, 2014, the Corporation announced that its Board of Directors declared a special cash dividend of $0.02 per share on its common stock, which will be paid on December 15, 2014 to shareholders of record as of December 1, 2014.

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
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2014	2013	2014	2013
Income before income taxes (in thousands)	$51,968	$53,785	$161,081	$158,503
Net income (in thousands)	$38,566	$39,948	$119,945	$119,757
Diluted net income per share	$0.21	$0.21	$0.64	$0.61
Return on average assets	0.90%	0.93%	0.95%	0.95%
Return on average equity	7.32%	7.81%	7.72%	7.79%
Net interest margin (1)	3.39%	3.45%	3.42%	3.51%
Non-performing assets to total assets	0.91%	1.09%	0.91%	1.09%
Annualized net charge-offs to average loans	0.18%	0.45%	0.24%	0.54%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the third quarter of 2014 decreased $1.8 million, or 3.4%, compared to the third quarter of 2013. For the first nine months of 2014, income before taxes increased $2.6 million, or 1.6%, compared to the same period in 2013. The Corporation's results for the three and nine months ended September 30, 2014 in comparison to the same periods in 2013 were most significantly impacted by decreases in the provision for credit losses, as a result of improved asset quality, a decline in net interest income, and lower non-interest income, partially offset by decreases in non-interest expense.
Following is a summary of financial highlights for the three and nine months ended September 30, 2014:
Asset Quality - For the three and nine months ended September 30, 2014, the Corporation's provision for credit losses decreased $6.0 million, or 63.2%, and $28.5 million, or 75.0%, respectively, in comparison to the same periods in 2013. These decreases were due to an overall improvement in asset quality.
Non-performing loans decreased $24.4 million, or 14.5%, since September 30, 2013. The total delinquency rate was 1.69% as of September 30, 2014, compared to 1.97% as of September 30, 2013. Annualized net charge-offs to average loans outstanding were 0.18% for the third quarter of 2014, compared to 0.45% for the third quarter of 2013.
Net Interest Income and Net Interest Margin - For the three and nine months ended September 30, 2014, net interest income decreased $3.2 million, or 2.4%, and $7.4 million, or 1.9%, respectively, in comparison to the same periods in 2013. Net interest income for the three and nine months ended September 30, 2014 was negatively impacted by net interest margin compression as yields on interest-earning assets declined more significantly than the cost of interest-bearing liabilities in comparison to the same periods in 2013. The net interest margin for the third quarter of 2014 decreased 6 basis points, or 1.7%, in comparison to the third quarter of 2013. For the nine months ended September 30, 2014, net interest margin decreased 9 basis points, or 2.6%, in comparison to the same period of 2013.
Average interest-earning assets decreased $56.5 million, or 0.4%, in the third quarter of 2014 in comparison to the same period of 2013, mainly due to a $295.6 million, or 10.7%, decrease in average investment securities partially offset by a $194.7 million, or 1.5%, increase in average loans. Average interest-earning assets for the first nine months of 2014 increased $110.0 million, or 0.7%, compared to the same period in 2013, primarily as a result of a $321.2 million, or 2.6%, increase in average loans, partially offset by a $233.1 million, or 8.5%, decrease in average investment securities.
Non-interest Income - For the three and nine months ended September 30, 2014, non-interest income, excluding investment securities gains, decreased $2.9 million, or 6.5%, and $14.9 million, 10.7%, respectively, in comparison to the same periods in 2013. The decreases in non-interest income were primarily due to decreases in mortgage banking income, with declines in service charges on deposits, particularly overdraft fee income, also contributing to the decreases.

Non-interest Expense - For the three and nine months ended September 30, 2014, non-interest expense decreased $807,000, or 0.7%, and $3.1 million, or 0.9%, respectively, in comparison to the same periods in 2013. These decreases were primarily driven by decreases in other real estate owned (OREO) and repossession expense, due to improved asset quality, and decreases in operating risk losses, partially offset by increases in other outside services as a result of consulting expense incurred primarily for risk management and regulatory compliance initiatives, as discussed under the heading, "Regulatory Compliance and Risk Management Matters" below.
During the first quarter of 2014, the Corporation implemented a series of initiatives intended to reduce non-interest expenses by approximately $7 million in 2014 and approximately $8 million on an annualized basis. These initiatives included the consolidation of 13 branches, streamlining of subsidiary bank management structures and other employee compensation and benefit reductions.
The branch consolidations resulted in the transfer of deposits, employees and other branch resources to existing branch locations. During the first quarter of 2014, $2.1 million of expenses, consisting mainly of lease termination costs and the write-off of leasehold improvements, were incurred. Total expense reductions to be realized in 2014 as a result of the branch consolidations are approximately $2.4 million, including $800,000 and $1.6 million, respectively, during the three and nine months ended September 30, 2014.
The streamlining of subsidiary bank management structures resulted in the elimination of five subsidiary bank divisional executive positions, while other employee compensation and benefit reductions were realized from changes to certain employee benefits plans, most notably an amendment to the postretirement benefits plan (Postretirement Plan). During the first quarter of 2014, $1.1 million of net implementation gains were recognized from these actions. Total expense reductions to be realized in 2014 as a result of these actions are approximately $4.6 million, including $1.2 million and $3.4 million, respectively, during the three and nine months ended September 30, 2014.
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

To keep pace with these heightened expectations in the compliance area, in 2012 the Corporation began devoting substantial resources to improving its risk management framework and regulatory compliance programs, including those designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, BSA/AML Requirements). The Corporation has made substantial progress in strengthening its risk management and regulatory compliance programs, including the addition of personnel and retention of third-party consultants that specialize in strengthening compliance programs addressing the BSA/AML Requirements. However, the pace of this progress has not been consistent with current regulatory expectations, and continuing deficiencies in compliance program elements related to the BSA/AML Requirements have been identified at the Corporation’s banking subsidiaries, and at the Corporation.

In July 2014, three of the Corporation’s banking subsidiaries, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order) with their primary Federal bank regulatory agency, the Office of the Comptroller of the Currency, relating to identified deficiencies in a centralized compliance program (BSA/AML Compliance Program) designed to comply with the BSA/AML Requirements, as disclosed by the Corporation in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014. The Consent Orders require, among other things, that the banking subsidiaries in question review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program.
In September 2014, the Corporation and its wholly owned banking subsidiary, Lafayette Ambassador Bank (Lafayette), entered into a consent cease and desist order (Cease and Desist Order) with their primary Federal bank regulatory agency, the Board of Governors of the Federal Reserve System (Reserve Board), as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on September 9, 2014. The Cease and Desist Order requires, among other things, that the Corporation and Lafayette strengthen the BSA/AML Compliance Program and imposes requirements similar to those set forth in the Consent Orders. In addition, the Cease and Desist Order requires the Corporation to engage an independent third-party firm to conduct a comprehensive assessment of the BSA/AML Compliance Program, and that Lafayette engage an independent third-party firm to conduct a retrospective review of account and transaction activity from January 1, 2014 to June 30, 2014 associated with high-risk customers to determine whether suspicious activity was properly identified and reported in accordance with the BSA/AML requirements. Based on the results of this review the Reserve Board may require a review of transactions for additional time periods. Further, because the Consent Orders and the Cease and Desist Order relate to the BSA/AML Compliance Program, which is operated jointly for all of the Corporation’s subsidiary banks, management anticipates that one or both of the Corporation's other subsidiary banks will also become subject to an enforcement action related to the BSA/AML Requirements, and the provisions of any such enforcement action may differ from those of the Consent Orders and Cease and Desist Order.

In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, the Consent Orders and the Cease and Desist Order impose certain restrictions on expansion activities of the Corporation and its subsidiary banks. Further, any failure to comply with the requirements of any of these enforcement actions involving the Corporation or its subsidiary banks could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its subsidiary banks, or the assessment of fines or penalties.
During the three and nine months ended September 30, 2014 the Corporation incurred approximately $3 million and $6 million, respectively, of outside services expense related to strengthening and enhancing the BSA/AML Compliance Program. Additional expenses and investments may be required as the Corporation further expands its hiring of personnel and use of outside professionals, such as consulting and legal services, and possibly for capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the Consent Orders and the the Cease and Desist Order could have a material adverse effect on the Corporation’s results of operations in future periods.

Quarter Ended September 30, 2014 compared to the Quarter Ended September 30, 2013
Net Interest Income
Fully-taxable equivalent (FTE) net interest income decreased $3.2 million to $133.7 million in the third quarter of 2014, from $136.9 million in the third quarter of 2013. This decrease was primarily due to a 6 basis point, or 1.7%, decrease in the net interest margin, to 3.39% for the third quarter of 2014 from 3.45% for the third quarter of 2013. The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2014 as compared to the same period in 2013. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2014			2013
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,922,821	$136,773	4.20%	$12,728,162	$139,141	4.34%
Taxable investment securities (3)	2,181,099	12,278	2.25	2,446,583	12,977	2.12
Tax-exempt investment securities (3)	256,303	3,414	5.33	284,372	3,581	5.04
Equity securities (3)	34,002	438	5.12	35,999	435	4.82
Total investment securities	2,471,404	16,130	2.61	2,766,954	16,993	2.46
Loans held for sale	23,699	237	4.01	36,450	382	4.19
Other interest-earning assets	293,286	976	1.33	236,185	659	1.12
Total interest-earning assets	15,711,210	154,116	3.90%	15,767,751	157,175	3.96%
Noninterest-earning assets:
Cash and due from banks	203,134			210,525
Premises and equipment	224,241			224,837
Other assets	1,055,521			1,009,162
Less: Allowance for loan losses	(192,163)			(220,342)
Total Assets	$17,001,943			$16,991,933
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,047,191	$953	0.12%	$2,895,156	$938	0.13%
Savings deposits	3,468,958	1,061	0.12	3,359,795	1,015	0.12
Time deposits	3,009,225	6,984	0.92	3,065,210	6,790	0.88
Total interest-bearing deposits	9,525,374	8,998	0.37	9,320,161	8,743	0.37
Short-term borrowings	667,397	297	0.18	1,337,742	691	0.20
Federal Home Loan Bank advances and long-term debt	995,486	11,129	4.45	889,141	10,865	4.87
Total interest-bearing liabilities	11,188,257	20,424	0.73%	11,547,044	20,299	0.70%
Noninterest-bearing liabilities:
Demand deposits	3,514,033			3,221,648
Other	210,194			194,163
Total Liabilities	14,912,484			14,962,855
Shareholders’ equity	2,089,459			2,029,078
Total Liabilities and Shareholders’ Equity	$17,001,943			$16,991,933
Net interest income/net interest margin (FTE)		133,692	3.39%		136,876	3.45%
Tax equivalent adjustment		(4,326)			(4,343)
Net interest income		$129,366			$132,533

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30:

	2014 vs. 2013 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$2,127	$(4,495)	$(2,368)
Taxable investment securities	(1,471)	772	(699)
Tax-exempt investment securities	(368)	201	(167)
Equity securities	(24)	27	3
Loans held for sale	(129)	(16)	(145)
Other interest-earning assets	178	139	317
Total interest income	$313	$(3,372)	$(3,059)
Interest expense on:
Demand deposits	$65	$(50)	$15
Savings deposits	46	—	46
Time deposits	(121)	315	194
Short-term borrowings	(329)	(65)	(394)
Federal Home Loan Bank advances and long-term debt	1,245	(981)	264
Total interest expense	$906	$(781)	$125
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 6 basis point, or 1.5%, decrease in yields on average interest-earnings assets resulted in a $3.4 million decrease in FTE interest income, partially offset by a $313,000 increase in FTE interest income as a result of a shift in the mix of average interest-earning assets.
Average investments decreased $295.6 million, or 10.7%, as portfolio cash flows were not fully reinvested. The yield on average investments increased 15 basis points, or 6.1%, to 2.61% in the third quarter of 2014 from 2.46% in the third quarter of 2013. A $1.2 million, or 41.5%, decrease in net premium amortization on mortgage-backed securities and collateralized mortgage obligations had a 14 basis point positive impact on the overall change in portfolio yield.
Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,114,221	4.35%	$4,961,871	4.57%	$152,350	3.1%
Commercial – industrial, financial and agricultural	3,657,047	3.97	3,706,113	4.04	(49,066)	(1.3)
Real estate – home equity	1,727,253	4.18	1,767,095	4.19	(39,842)	(2.3)
Real estate – residential mortgage	1,369,087	3.93	1,323,972	4.15	45,115	3.4
Real estate – construction	663,922	3.98	576,222	4.10	87,700	15.2
Consumer	284,630	5.39	299,057	4.76	(14,427)	(4.8)
Leasing and other	106,661	7.16	93,832	9.42	12,829	13.7
Total	$12,922,821	4.20%	$12,728,162	4.34%	$194,659	1.5%
Average loans increased $194.7 million, or 1.5%, compared to the third quarter of 2013, mainly in commercial mortgages, real estate - construction and residential mortgages. The growth in commercial mortgages was driven by a combination of loans to new customers and increased borrowings from existing customers. The average yield on loans decreased 14 basis points, or 3.2%, to 4.20% in 2014 from 4.34% in 2013. The decrease in average yields on loans was primarily in commercial mortgages and was attributable to repayments of higher-yielding loans and new loan production at lower rates and elimination of interest rate floors on certain loans.
Average other interest-earning assets increased $57.1 million, or 24.2%, primarily due to an increase in average interest-bearing deposits with other banks. The average yield on other interest-earning assets increased 21 basis points, or 18.8%, due to increases in dividends on Federal Home Loan Bank stock. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank.  Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the "FHLB"). As of September 30, 2014, the Corporation held $66.8 million of FHLB stock.
Interest expense increased $125,000, or 0.6%, to $20.4 million in the third quarter of 2014 from $20.3 million in the third quarter of 2013. Although average interest-bearing liabilities decreased $358.8 million, or 3.1%, compared to the third quarter of 2013, a change in funding mix from lower cost short-term federal funds and short-term FHLB advances to higher rate interest bearing non-maturity deposits and higher-cost long-term FHLB advances resulted in a $906,000 increase in interest expense.
Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,514,033	—%	$3,221,648	—%	$292,385	9.1%
Interest-bearing demand	3,047,191	0.12	2,895,156	0.13	152,035	5.3
Savings	3,468,958	0.12	3,359,795	0.12	109,163	3.2
Total demand and savings	10,030,182	0.08	9,476,599	0.08	553,583	5.8
Time deposits	3,009,225	0.92	3,065,210	0.88	(55,985)	(1.8)
Total deposits	$13,039,407	0.27%	$12,541,809	0.28%	$497,598	4.0%
The $553.6 million, or 5.8%, increase in total demand and savings accounts was primarily due to a $251.5 million, or 7.6%, increase in business account balances, a $190.1 million, or 4.3%, increase in personal account balances and a $129.4 million, or 7.8% increase in municipal account balances. The average cost of total deposits decreased one basis point due to a higher concentration in demand and savings accounts, partially offset by an increase in rates on average time deposits.
Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$202,809	0.11%	$196,503	0.11%	$6,306	3.2%
Customer short-term promissory notes	83,734	0.05	91,573	0.06	(7,839)	(8.6)
Total short-term customer funding	286,543	0.09	288,076	0.09	(1,533)	(0.5)
Federal funds purchased	224,930	0.19	559,992	0.23	(335,062)	(59.8)
Short-term FHLB advances (1)	155,924	0.32	489,674	0.23	(333,750)	(68.2)
Total short-term borrowings	667,397	0.18	1,337,742	0.20	(670,345)	(50.1)
Long-term debt:
FHLB advances	625,712	3.60	519,520	4.14	106,192	20.4
Other long-term debt	369,774	5.89	369,621	5.89	153	—
Total long-term debt	995,486	4.45	889,141	4.87	106,345	12.0
Total borrowings	$1,662,883	2.74%	$2,226,883	2.07%	$(564,000)	(25.3)%

(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $670.3 million, or 50.1%, primarily in federal funds purchased and short-term FHLB advances. The decrease was driven by lower wholesale funding needs resulting from the decrease in average investment securities and an increase in average deposits exceeding the growth in average loans.

The average cost of total borrowings increased 67 basis points, or 32.4%, to 2.74% in 2014 from 2.07% in 2013, primarily due to the weighted average cost impact of a decrease in lower-cost, short-term borrowings, which were 40.1% of total borrowings in 2014 and 60.1% in 2013. This reflects the Corporation's continuing efforts to lengthen maturities and lock in longer term rates.

Provision for Credit Losses
The provision for credit losses was $3.5 million for the third quarter of 2014, a decrease of $6.0 million, or 63.2%, from the third quarter of 2013 due to improvements in asset quality, as shown by reductions in non-performing loans and overall delinquency rates.
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

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,806	$7,191	$(1,385)	(19.3)%
Cash management fees	3,191	3,001	190	6.3
Other	3,804	3,746	58	1.5
Total service charges on deposit accounts	12,801	13,938	(1,137)	(8.2)
Investment management and trust services	11,120	10,420	700	6.7
Other service charges and fees:
Merchant fees	3,774	3,396	378	11.1
Debit card income	2,407	2,394	13	0.5
Letter of credit fees	1,163	1,255	(92)	(7.3)
Commercial swap fees	537	447	90	20.1
Other	2,073	2,026	47	2.3
Total other service charges and fees	9,954	9,518	436	4.6
Mortgage banking income:
Gain on sales of mortgage loans	2,613	4,457	(1,844)	(41.4)
Mortgage servicing income	1,425	2,666	(1,241)	(46.5)
Total mortgage banking income	4,038	7,123	(3,085)	(43.3)
Credit card income	2,331	2,229	102	4.6
Other income	1,575	1,496	79	5.3
Total, excluding investment securities gains	41,819	44,724	(2,905)	(6.5)
Investment securities gains	81	2,633	(2,552)	(96.9)
Total	$41,900	$47,357	$(5,457)	(11.5)%

The $1.4 million, or 19.3%, decrease in overdraft fee income consisted of a $974,000 decrease in fees assessed on personal accounts and a $411,000 decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdrafts, partially driven by changes in customer behavior and a reduction in the maximum number of overdraft fees that may be assessed each day.
The $700,000, or 6.7%, increase in investment management and trust services income was due to a $350,000, or 7.7%, increase in brokerage revenue and a $350,000, or 6.0%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Gains on sales of mortgage loans decreased $1.8 million, or 41.4%, due to a $94.4 million, or 32.4%, decrease in new loan commitments and a 13.3% decrease in pricing spreads compared to the third quarter of 2013. The decline in new loan commitments was mainly in refinancing volumes, which totaled approximately $56.4 million, or 28.6%, of new loan commitments, in the third quarter of 2014 compared to $93.6 million, or 32.1%, during the third quarter of 2013. Mortgage servicing income decreased $1.2 million, or 46.5%, due to the absence of a $1.7 million reversal of the mortgage servicing rights valuation allowance, which occurred in the third quarter of 2013.
Merchant fees increased $377,000, or 11.1%, due to an increase in volumes. Investment securities gains for the third quarter of 2014 were a result of net realized gains on sales of financial institution stocks, partially offset by $18,000 of other-than-temporary impairment charges on pooled trust preferred securities. Investment securities gains of $2.6 million for the third quarter of 2013 included $2.1 million of realized gains on financial institution stocks and $595,000 of net realized gains on the sales of debt securities, partially offset by $97,000 of other-than temporary impairment charges on pooled trust preferred debt securities. See Note D, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Salaries and employee benefits	$62,434	$63,344	$(910)	(1.4)%
Net occupancy expense	11,582	11,519	63	0.5
Other outside services	8,632	5,048	3,584	71.0
Data processing	4,689	4,757	(68)	(1.4)
Software	3,353	3,268	85	2.6
Equipment expense	3,307	3,646	(339)	(9.3)
Professional fees	3,252	3,329	(77)	(2.3)
FDIC insurance expense	2,882	2,918	(36)	(1.2)
Marketing	1,798	2,251	(453)	(20.1)
Telecommunications	1,587	2,046	(459)	(22.4)
Postage	1,415	1,163	252	21.7
Other real estate owned and repossession expense	1,303	1,453	(150)	(10.3)
Operating risk loss	1,242	3,297	(2,055)	(62.3)
Supplies	1,145	1,504	(359)	(23.9)
Intangible amortization	314	534	(220)	(41.2)
Other	6,863	6,528	335	5.1
Total	$115,798	$116,605	$(807)	(0.7)%

Salaries and employee benefits decreased $910,000, or 1.4%, as a result of a $601,000, or 1.2%, increase in salaries offset by a $1.5 million, or 13.9%, decrease in employee benefits. The increase in salaries was mostly due to normal merit increases, partially offset by lower salaries expense resulting from the 2014 cost savings initiatives. The decrease in employee benefits was primarily a result of the Corporation's cost savings initiatives, which included the elimination and reduction of certain employee benefit plans, most notably a decrease in profit sharing contributions and an amendment to the Postretirement Plan. For additional information related to the amendment to the Postretirement Plan, see Note H, "Employee Benefit Plans" in the Notes to Consolidated Financial Statements.
Other outside services increased $3.6 million, or 71.0%, due to an increase in consulting services related to the acceleration of risk management and compliance efforts, including those in connection with the enhancement of the Corporation’s program for compliance with the BSA/AML Requirements. The $2.1 million, or 62.3%, decrease in operating risk loss was due to a $2.0 million decrease in losses associated with previously sold residential mortgages.

Income Taxes
Income tax expense for the third quarter of 2014 was $13.4 million, a $435,000, or 3.1%, decrease from $13.8 million for the third quarter of 2013.
The Corporation’s effective tax rate was 25.8% in the third quarter of 2014, as compared to 25.7% in the third quarter of 2013. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs.
Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013
Net Interest Income
FTE net interest income decreased $7.5 million, or 1.8%, to $399.7 million in the first nine months of 2014 from $407.2 million in the same period of 2013.
Net interest margin decreased 9 basis points, or 2.6%, to 3.42% for the first nine months of 2014 from 3.51% for the first nine months of 2013. The decrease in net interest margin was the result of a 12 basis point, or 3.0%, decrease in yields on interest-earning assets, partially offset by a 3 basis point, or 4.1%, decrease in funding costs.

The following table provides a comparative average balance sheet and net interest income analysis for the first nine months of 2014 as compared to the same period in 2013. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Nine months ended September 30
	2014			2013
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$12,827,563	$405,904	4.23%	$12,506,393	$414,091	4.43%
Taxable investment securities (3)	2,216,344	37,962	2.28	2,426,015	40,890	2.25
Tax-exempt investment securities (3)	268,604	10,561	5.24	285,638	11,003	5.14
Equity securities (3)	33,949	1,286	5.06	40,352	1,416	4.69
Total investment securities	2,518,897	49,809	2.64	2,752,005	53,309	2.58
Loans held for sale	18,259	585	4.27	42,122	1,261	3.99
Other interest-earning assets	263,797	3,065	1.55	217,975	1,527	0.93
Total interest-earning assets	15,628,516	459,363	3.93%	15,518,495	470,188	4.05%
Noninterest-earning assets:
Cash and due from banks	200,368			206,403
Premises and equipment	225,033			225,733
Other assets	1,041,834			1,047,122
Less: Allowance for loan losses	(197,235)			(223,220)
Total Assets	$16,898,516			$16,774,533
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$2,969,470	$2,766	0.12%	$2,773,917	$2,687	0.13%
Savings deposits	3,392,681	3,127	0.12	3,348,413	3,054	0.12
Time deposits	2,984,861	19,686	0.88	3,184,281	22,901	0.96
Total interest-bearing deposits	9,347,012	25,579	0.37	9,306,611	28,642	0.41
Short-term borrowings	972,694	1,470	0.20	1,228,882	1,900	0.20
FHLB advances and long-term debt	924,920	32,606	4.71	889,826	32,448	4.87
Total interest-bearing liabilities	11,244,626	59,655	0.71%	11,425,319	62,990	0.74%
Noninterest-bearing liabilities:
Demand deposits	3,360,876			3,103,381
Other	214,826			190,976
Total Liabilities	14,820,328			14,719,676
Shareholders’ equity	2,078,188			2,054,857
Total Liabilities and Shareholders’ Equity	$16,898,516			$16,774,533
Net interest income/net interest margin (FTE)		399,708	3.42%		407,198	3.51%
Tax equivalent adjustment		(12,879)			(12,956)
Net interest income		$386,829			$394,242

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities. The related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first nine months of 2014 as compared to the same period in 2013 due to changes in average balances (volume) and changes in rates:

	2014 vs. 2013 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$10,461	$(18,648)	$(8,187)
Taxable investment securities	(3,425)	497	(2,928)
Tax-exempt investment securities	(650)	208	(442)
Equity securities	(237)	107	(130)
Loans held for sale	(759)	83	(676)
Other interest-earning assets	365	1,173	1,538
Total interest income	$5,755	$(16,580)	$(10,825)
Interest expense on:
Demand deposits	$184	$(105)	$79
Savings deposits	41	32	73
Time deposits	(1,383)	(1,832)	(3,215)
Short-term borrowings	(467)	37	(430)
FHLB advances and long-term debt	1,218	(1,060)	158
Total interest expense	$(407)	$(2,928)	$(3,335)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

A 12 basis point, or 3.0%, decrease in yields on average interest-earning assets resulted in a $16.6 million decrease in FTE interest income, which was partially offset by a $5.8 million increase in FTE interest income resulting from a $110.0 million, or 0.7%, increase in average interest-earning assets. Average investments decreased $233.1 million, or 8.5%, as portfolio cash flows were not fully reinvested.

The yield on average investments increased 6 basis points, or 2.3%, to 2.64% in 2014 from 2.58% in 2013. A $5.4 million, or 52.1%, decrease in net premium amortization on mortgage-backed securities and collateralized mortgage obligations had a 13 basis point positive impact on the overall change in portfolio yield. This positive impact was partially offset by the impact of purchases of mortgage-backed securities and collateralized mortgage obligations at yields that were lower than the overall portfolio yield.
Average loans, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,112,735	4.38%	$4,796,557	4.71%	$316,178	6.6%
Commercial – industrial, financial and agricultural	3,637,440	3.98	3,694,612	4.14	(57,172)	(1.5)
Real estate – home equity	1,739,352	4.18	1,721,041	4.24	18,311	1.1
Real estate – residential mortgage	1,348,269	3.96	1,305,434	4.17	42,835	3.3
Real estate – construction	609,803	4.08	594,991	4.10	14,812	2.5
Consumer	278,697	4.93	303,127	4.88	(24,430)	(8.1)
Leasing and other	101,267	8.54	90,631	8.99	10,636	11.7
Total	$12,827,563	4.23%	$12,506,393	4.43%	$321,170	2.6%

The $316.2 million, or 6.6%, increase in commercial mortgages was from both new and existing customers. The average yield on loans decreased 20 basis points, or 4.5%, to 4.23% in 2014 from 4.43% in 2013. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and new loan production at lower rates and elimination of interest rate floors on certain loans.
Interest expense decreased $3.3 million, or 5.3%, to $59.7 million in the first nine months of 2014 from $63.0 million in the first nine months of 2013. Interest expense decreased $2.9 million as a result of a 3 basis point, or 4.1%, decrease in the average cost of interest-bearing liabilities, primarily a result of a decrease in average costs of time deposits. A $180.7 million, or 1.6%, decrease in average interest-bearing liabilities resulted in an additional $407,000 decrease in interest expense.
Average deposits, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,360,876	—%	$3,103,381	—%	$257,495	8.3%
Interest-bearing demand	2,969,470	0.12	2,773,917	0.13	195,553	7.0
Savings	3,392,681	0.12	3,348,413	0.12	44,268	1.3
Total demand and savings	9,723,027	0.08	9,225,711	0.08	497,316	5.4
Time deposits	2,984,861	0.88	3,184,281	0.96	(199,420)	(6.3)
Total deposits	$12,707,888	0.27%	$12,409,992	0.31%	$297,896	2.4%
The $497.3 million, or 5.4%, increase in total demand and savings account balances was primarily due to a $233.4 million, or 7.5%, increase in business account balances, a $207.0 million, or 4.7%, increase in personal account balances and a $74.3 million, or 4.5%, increase in municipal account balances. The $199.4 million, or 6.3%, decrease in average time deposits was in accounts with balances less than $100,000 with original maturity terms of less than three years, partially offset by increases in accounts with balances of $100,000 or more and accounts with original maturity terms longer than 3 years.
The average cost of deposits decreased 4 basis points, or 12.9%, to 0.27% in 2014 from 0.31% in 2013, primarily due to a decrease in higher-cost time deposits and an increase in non-interest bearing deposits and lower-cost interest-bearing savings and demand balances.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Nine months ended September 30				Increase (Decrease) in
	2014		2013		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$202,184	0.11%	$183,432	0.11%	$18,752	10.2%
Customer short-term promissory notes	89,119	0.05	100,532	0.05	(11,413)	(11.4)
Total short-term customer funding	291,303	0.09	283,964	0.09	7,339	2.6
Federal funds purchased	361,162	0.21	681,576	0.24	(320,414)	(47.0)
Short-term FHLB advances (1)	320,229	0.29	263,342	0.23	56,887	21.6
Total short-term borrowings	972,694	0.20	1,228,882	0.20	(256,188)	(20.8)
Long-term debt:
FHLB advances	555,172	3.92	520,278	4.14	34,894	6.7
Other long-term debt	369,748	5.90	369,548	5.90	200	0.1
Total long-term debt	924,920	4.71	889,826	4.87	35,094	3.9
Total	$1,897,614	2.40%	$2,118,708	2.16%	$(221,094)	(10.4)%
(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $256.2 million, or 20.8%, primarily in federal funds purchased, partially offset by an increase in short-term FHLB advances. Total borrowings decreased $221.1 million, or 10.4%. The cost of borrowings increased

24 basis points, or 11.1%, as a result of lower-cost, short-term borrowings comprising a smaller percentage of total borrowings in an effort to extend maturities and lock in longer term rates.

Provision for Credit Losses
The provision for credit losses was $9.5 million for the first nine months of 2014, a decrease of $28.5 million, or 75.0%, in comparison to the first nine months of 2013, reflecting improvements in asset quality. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$16,645	$22,276	$(5,631)	(25.3)%
Cash management fees	9,589	8,803	786	8.9
Other	10,830	11,621	(791)	(6.8)
Total service charges on deposit accounts	37,064	42,700	(5,636)	(13.2)
Investment management and trust services	33,417	31,117	2,300	7.4
Other service charges and fees:
Merchant fees	10,340	10,070	270	2.7
Debit card income	7,052	6,852	200	2.9
Letter of credit fees	3,448	3,721	(273)	(7.3)
Commercial swap fees	2,544	986	1,558	158.0
Other	6,023	5,907	116	2.0
Total other service charges and fees	29,407	27,536	1,871	6.8
Mortgage banking income:
Gain on sales of mortgage loans	8,009	21,472	(13,463)	(62.7)
Mortgage servicing income	5,375	4,821	554	11.5
Total mortgage banking income	13,384	26,293	(12,909)	(49.1)
Credit card income	6,855	6,535	320	4.9
Other income	3,958	4,780	(822)	(17.2)
Total, excluding investment securities gains	124,085	138,961	(14,876)	(10.7)
Investment securities gains	1,193	7,971	(6,778)	(85.0)
Total	$125,278	$146,932	$(21,654)	(14.7)%

The $5.6 million, or 25.3%, decrease in overdraft fee income consisted of a $3.6 million decrease in fees assessed on personal accounts and a $2.0 million decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdrafts.
The $2.3 million, or 7.4%, increase in investment management and trust services income was primarily due to a $1.6 million, or 11.7%, increase in brokerage revenue and a $731,000, or 4.1%, increase in trust commissions. These increases resulted from new trust business sales, improved market conditions that increased the values of existing assets under management, and additional recurring revenue generated through the brokerage business due to growth in new accounts.
Commercial swap fees increased $1.6 million, or 158.0%, due to the favorable interest rate environment for this product and the Corporation's introduction of this product by all of the Corporation's banking subsidiaries. For additional details see Note I, "Derivative Financial Instruments" in the Notes to Consolidated Financial Statements.

Gains on sales of mortgage loans decreased $13.5 million, or 62.7%, due to a $648.0 million, or 50.0%, decrease in new loan commitments and a 25.4% decrease in pricing spreads compared to the prior year. Both decreases resulted primarily from an increase in mortgage interest rates in the second half of 2013. The decline in new loan commitments was mainly in refinancing volumes, which were $186.5 million, or 28.8%, of new loan commitments in 2014 compared to $652.2 million, or 50.3%, during 2013.
Investment securities gains of $1.2 million for the first nine months of 2014 were a result of $1.1 million of net realized gains on the sales of debt securities and $100,000 of net realized gains on the sales of financial institution stocks. The $8.0 million of investment securities gains for first nine months of 2013 included $4.3 million of net realized gains on financial institution stocks and $3.8 million of realized gains on the sales of debt securities, partially offset by $124,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Salaries and employee benefits	$185,623	$188,046	$(2,423)	(1.3)%
Net occupancy expense	36,649	34,810	1,839	5.3
Other outside services	19,684	13,223	6,461	48.9
Data processing	12,816	13,169	(353)	(2.7)
Equipment expense	10,269	11,447	(1,178)	(10.3)
Professional fees	9,715	9,771	(56)	(0.6)
Software	9,487	9,110	377	4.1
FDIC insurance expense	8,186	8,766	(580)	(6.6)
Marketing	5,719	6,045	(326)	(5.4)
Telecommunications	5,193	5,586	(393)	(7.0)
Postage	4,014	3,633	381	10.5
Operating risk loss	3,786	6,923	(3,137)	(45.3)
Supplies	3,323	4,096	(773)	(18.9)
Other real estate owned and repossession expense	3,034	6,248	(3,214)	(51.4)
Intangible amortization	944	1,603	(659)	(41.1)
Other	23,084	22,195	889	4.0
Total	$341,526	$344,671	$(3,145)	(0.9)%

Salaries and employee benefits decreased $2.4 million, or 1.3%, with salaries increasing $953,000, or 0.6%, and employee benefits decreasing $3.4 million, or 10.5%. The decrease in employee benefits was primarily due to the cost savings initiatives, which included the elimination and reduction of certain employee benefit plans, most notably a decrease in profit sharing contributions and an amendment to the Postretirement Plan, partially offset by an increase in healthcare expenses and severance.
The $1.8 million, or 5.3%, increase in net occupancy expense was primarily due to an increase in snow removal costs in 2014, partially offset by savings from the branch consolidations. Other outside services increased $6.5 million, or 48.9%, due to an increase in consulting services related to the Corporation’s acceleration of risk management and compliance efforts, including those in connection with the enhancement of the Corporation's program for compliance with the BSA/AML requirements. The $1.2 million, or 10.3%, decrease in equipment expense was primarily due to a decrease in depreciation expense as certain assets became fully depreciated.
The $3.1 million, or 45.3%, decrease in operating risk loss was due to a $3.7 million decrease in losses associated with previously sold residential mortgages, partially offset by a net decrease in debit card and check fraud losses. See Note L "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details related to repurchases of previously sold residential mortgages.

OREO and repossession expense decreased $3.2 million, or 51.4%, primarily due to an increase in net gains on sales of properties and a decrease in valuation provisions, which reflect the continued improvement in overall asset quality. The $659,000, or 41.1%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis.
Income Taxes
Income tax expense for the first nine months of 2014 was $41.1 million, a $2.4 million, or 6.2%, increase from $38.7 million in 2013.
The Corporation’s effective tax rate was 25.5% in 2014, as compared to 24.4% in 2013. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities, tax credits earned from investments in partnerships that generate such credits under various federal programs and the effect of state income taxes. The increase in the effective tax rate in comparison to the first nine months of 2013 was due primarily to a $2.1 million ($1.4 million, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets that was recorded as a credit to income tax expense in 2013.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (Decrease)
	September 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$220,946	$218,540	$2,406	1.1%
Other interest-earning assets	377,579	248,161	129,418	52.2
Loans held for sale	25,212	21,351	3,861	18.1
Investment securities	2,470,609	2,568,434	(97,825)	(3.8)
Loans, net of allowance	12,840,928	12,579,440	261,488	2.1
Premises and equipment	224,441	226,021	(1,580)	(0.7)
Goodwill and intangible assets	532,117	533,076	(959)	(0.2)
Other assets	546,342	539,611	6,731	1.2
Total Assets	$17,238,174	$16,934,634	$303,540	1.8%
Liabilities and Shareholders’ Equity
Deposits	$13,333,627	$12,491,186	$842,441	6.7%
Short-term borrowings	564,952	1,258,629	(693,677)	(55.1)
Long-term debt	1,018,289	883,584	134,705	15.2
Other liabilities	243,300	238,048	5,252	2.2
Total Liabilities	15,160,168	14,871,447	288,721	1.9
Total Shareholders’ Equity	2,078,006	2,063,187	14,819	0.7
Total Liabilities and Shareholders’ Equity	$17,238,174	$16,934,634	$303,540	1.8%
Other interest-earning assets
The $129.4 million, or 52.2%, increase in other interest-earning assets was due to an increase in interest-bearing deposits with other banks.
Investment Securities
The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	September 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
U.S. Government securities	$200	$525	$(325)	(61.9)%
U.S. Government sponsored agency securities	240	726	(486)	(66.9)
State and municipal securities	257,616	284,849	(27,233)	(9.6)
Corporate debt securities	101,427	98,749	2,678	2.7
Collateralized mortgage obligations	955,040	1,032,398	(77,358)	(7.5)
Mortgage-backed securities	962,335	945,712	16,623	1.8
Auction rate securities	148,473	159,274	(10,801)	(6.8)
Total debt securities	2,425,331	2,522,233	(96,902)	(3.8)
Equity securities	45,278	46,201	(923)	(2.0)
Total	$2,470,609	$2,568,434	$(97,825)	(3.8)%
Total investment securities decreased $97.8 million, or 3.8%, in comparison to December 31, 2013, mainly in collateralized mortgage obligations and state and municipal securities, as portfolio cash flows were not fully reinvested due to relatively low yields available on current investment options. Cash flows that were reinvested during the first nine months of 2014 were used to purchase securities with average lives of approximately five years to provide for more structured cash flows, thereby limiting price and extension risk in a rising interest rate environment. State and municipal securities decreased primarily due to maturities that were not fully reinvested. The decrease in ARCs was primarily due to the sales of securities with a total book value of $11.9 million, resulting in no gain or loss.
The net pre-tax unrealized loss on available for sale investment securities was $3.2 million as of September 30, 2014, compared to a $39.8 million pre-tax unrealized loss as of December 31, 2013. The $36.6 million decrease in the net pre-tax unrealized loss was due to a decrease in market interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to increase. See additional details regarding investment security price risk within Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	September 30, 2014	December 31, 2013	$	%
	(in thousands)
Real-estate – commercial mortgage	$5,156,979	$5,101,922	$55,057	1.1%
Commercial – industrial, financial and agricultural	3,691,262	3,628,420	62,842	1.7
Real-estate – home equity	1,733,036	1,764,197	(31,161)	(1.8)
Real-estate – residential mortgage	1,372,033	1,337,380	34,653	2.6
Real-estate – construction	687,728	573,672	114,056	19.9
Consumer	278,219	283,124	(4,905)	(1.7)
Leasing and other	111,148	93,505	17,643	18.9
Loans, net of unearned income	$13,030,405	$12,782,220	$248,185	1.9%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location. As of September 30, 2014, the Corporation's maximum total lending commitment to an individual borrower was $50.0 million. In addition to limiting the maximum total lending commitment to any individual borrower to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of September 30, 2014, the Corporation had 66 relationships with total borrowing commitments between $20.0 million and $50.0 million.
Approximately $5.8 billion, or 44.9%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2014. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum non-owner occupied commercial real estate exposure to $33.0 million to any one borrower, based on the Corporation's internal risk rating at the time the lending commitment is approved, and limits its exposure to any one development project to $15.0 million.
Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	September 30, 2014			December 31, 2013
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$377,206	0.5%	54.9%	$269,497	0.8%	47.0%
Commercial - residential	241,419	7.4	35.1	235,369	8.2	41.0
Other	69,103	0.4	10.0	68,806	0.8	12.0
Total Real estate - construction	$687,728	2.9%	100.0%	$573,672	3.8%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans increased $114.1 million, or 19.9%, in comparison to December 31, 2013 and comprised 5.3% of the total loan portfolio at September 30, 2014 as compared to 4.5% at December 31, 2013. Over the past five years, the Corporation reduced its exposure in its construction portfolio, which accounted 8.2% of its total loan portfolio as of December 31, 2009. The growth during the first nine months of 2014 was primarily in commercial construction, which increased $107.7 million, or 40.0%.

Geographically, the increase in real estate construction loans was primarily in the Pennsylvania ($58.1 million, or 20.1%), Maryland ($25.5 million, or 41.8%) and New Jersey ($20.6, or 22.7%) markets.
The $62.8 million, or 1.7%, increase in commercial loans was primarily in the New Jersey market. Commercial mortgage loans increased $55.1 million in comparison to December 31, 2013. Geographically, the increase in was in the New Jersey ($74.2 million, or 5.8%), Maryland ($35.0 million, or 6.5%) and Delaware ($22.1 million, or 11.3%) markets, partially offset by a decrease in the Pennsylvania ($76.0 million, or 2.9%) market.

The following table summarizes the percentage of commercial loans, by industry:

	September 30, 2014	December 31, 2013
Services	18.7%	19.2%
Manufacturing	14.0	13.5
Construction (1)	11.5	10.0
Retail	10.0	11.0
Wholesale	9.4	9.7
Real estate (2)	7.9	7.0
Health care	7.6	8.1
Agriculture	4.7	5.8
Arts and entertainment	3.5	2.7
Transportation	2.4	2.5
Financial services	1.9	1.6
Other	8.4	8.9
	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$141,100	$129,840
Real estate - commercial mortgage	137,501	87,868
	$278,601	$217,708
Total shared national credits increased $60.9 million, or 28.0%, in comparison to December 31, 2013. The Corporation's shared national credits are to borrowers located in its geographical markets and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of September 30, 2014 and December 31, 2013, none of the shared national credits were past due.
The $34.7 million, or 2.6%, increase in residential mortgages was due to the retention of certain 15-year fixed rate mortgages in the portfolio instead of selling those mortgages to third-party investors.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(dollars in thousands)
Average balance of loans, net of unearned income	$12,922,821	$12,728,162	$12,827,563	$12,506,393

Balance of allowance for credit losses at beginning of period	$193,442	$217,626	$204,917	$225,439
Loans charged off:
Commercial – industrial, financial and agricultural	5,167	9,394	15,804	24,856
Real estate – commercial mortgage	1,557	3,724	5,084	13,050
Real estate – home equity	1,492	2,365	4,377	6,735
Real estate – residential mortgage	231	767	2,166	8,282
Consumer	538	473	1,738	1,456
Real estate – construction	313	598	745	5,181
Leasing and other	306	787	1,434	2,037
Total loans charged off	9,604	18,108	31,348	61,597
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	1,013	2,295	2,532	3,430
Real estate – commercial mortgage	1,167	185	1,641	2,754
Real estate – home equity	336	198	869	721
Real estate – residential mortgage	95	245	319	442
Consumer	448	294	1,059	1,206
Real estate – construction	470	379	852	1,794
Leasing and other	241	224	767	649
Total recoveries	3,770	3,820	8,039	10,996
Net loans charged off	5,834	14,288	23,309	50,601
Provision for credit losses	3,500	9,500	9,500	38,000
Balance of allowance for credit losses at end of period	$191,108	$212,838	$191,108	$212,838

Net charge-offs to average loans (annualized)	0.18%	0.45%	0.24%	0.54%
The following table presents the components of the allowance for credit losses:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Allowance for loan losses	$189,477	$202,780
Reserve for unfunded lending commitments	1,631	2,137
Allowance for credit losses	$191,108	$204,917

Allowance for credit losses to loans outstanding	1.47%	1.60%
For the three and nine months ended September 30, 2014, the Corporation's provision for credit losses decreased $6.0 million, or 63.2%, and $28.5 million, or 75.0%, respectively, in comparison to the same periods in 2013. The decreases in the provision for credit losses were due to improvements in credit quality, as shown by a reduction in non-performing loans and overall delinquency.
Net charge-offs decreased $8.5 million, or 59.2%, to $5.8 million for the third quarter of 2014, compared to $14.3 million for the third quarter of 2013. The decrease in net charge-offs was primarily due to a $3.1 million, or 89.0%, decrease in commercial mortgage net charge-offs and a $2.9 million, or 41.5%, decrease in commercial loan net charge-offs. Of the $5.8 million of net charge-offs recorded in the third quarter of 2014, 40.8% were for loans originated in Maryland, 32.6% were for loans originated in New Jersey and 26.5% were for loans originated in Pennsylvania.

During the first nine months of 2014, net charge-offs decreased $27.3 million, or 53.9%, to $23.3 million, compared to $50.6 million for the same period of 2013. The decrease in net charge-offs was primarily due to an $8.2 million, or 38.1%, decrease in commercial loan net charge-offs, a $6.9 million, or 66.6%, decrease in commercial mortgage net charge-offs and a $6.0 million, or 76.4%, decrease in residential mortgage net charge-offs. Of the $23.3 million of net charge-offs recorded during the first nine months of 2014, 58.6%, 26.3% and 16.8% were for loans originated in Pennsylvania, New Jersey and Maryland, respectively. Net recoveries were recorded during the first nine months of 2014 for loans originated in Delaware and Virginia.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2014	September 30, 2013	December 31, 2013
	(dollars in thousands)
Non-accrual loans	$126,420	$143,012	$133,753
Loans 90 days past due and accruing	17,428	25,271	20,524
Total non-performing loans	143,848	168,283	154,277
Other real estate owned (OREO)	13,489	18,173	15,052
Total non-performing assets	$157,337	$186,456	$169,329
Non-accrual loans to total loans	0.97%	1.12%	1.05%
Non-performing assets to total assets	0.91%	1.09%	1.00%
Allowance for credit losses to non-performing loans	132.85%	126.48%	132.82%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings (TDRs), by type, as of the indicated dates:

	September 30, 2014	September 30, 2013	December 31, 2013
	(in thousands)
Real estate – residential mortgage	$30,850	$27,820	$28,815
Real estate – commercial mortgage	18,869	22,644	19,758
Real estate – construction	9,251	9,841	10,117
Commercial – industrial, financial and agricultural	5,115	8,184	8,045
Real estate – home equity	2,904	1,667	1,365
Consumer	23	11	11
Total accruing TDRs	67,012	70,167	68,111
Non-accrual TDRs (1)	27,724	30,501	30,209
Total TDRs	$94,736	$100,668	$98,320
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first nine months of 2014 and still outstanding as of September 30, 2014 totaled $17.2 million. During the first nine months of 2014, $4.8 million of TDRs that were modified within the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2014:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended September 30, 2014
Balance of non-accrual loans at June 30, 2014	$35,980	$41,936	$19,236	$21,053	$11,729	$—	$—	$129,934
Additions	6,885	8,766	2,813	1,796	2,846	538	—	23,644
Payments	(4,400)	(5,353)	(1,850)	(178)	(1,132)	—	—	(12,913)
Charge-offs	(5,167)	(1,557)	(313)	(231)	(1,492)	(533)	—	(9,293)
Transfers to accrual status	(2,302)	—	—	(30)	(160)	(5)	—	(2,497)
Transfers to OREO status	(11)	(945)	(231)	(560)	(708)	—	—	(2,455)
Balance of non-accrual loans as of September 30, 2014	$30,985	$42,847	$19,655	$21,850	$11,083	$—	$—	$126,420

Nine months ended September 30, 2014
Balance of non-accrual loans as of December 31, 2013	$36,710	$40,566	$20,921	$22,282	$13,272	$2	$—	$133,753
Additions	27,054	23,190	3,964	8,601	8,397	1,742	407	73,355
Payments	(13,910)	(13,965)	(4,185)	(1,624)	(2,512)	(6)	—	(36,202)
Charge-offs	(15,804)	(5,084)	(745)	(2,166)	(4,377)	(1,733)	(407)	(30,316)
Transfers to accrual status	(2,302)	(54)	—	(2,358)	(1,718)	(5)	—	(6,437)
Transfers to OREO status	(763)	(1,806)	(300)	(2,885)	(1,979)	—	—	(7,733)
Balance of non-accrual loans as of September 30, 2014	$30,985	$42,847	$19,655	$21,850	$11,083	$—	$—	$126,420

Non-accrual loans decreased $16.6 million, or 11.6%, in comparison to September 30, 2013 and $7.3 million in comparison to December 31, 2013. Total non-accrual additions for the three and nine months ended September 30, 2014 were $23.6 million and $73.4 million, respectively, compared to additions for the three and nine months ended September 30, 2013 of $22.1 million and $105.7 million, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	September 30, 2014	September 30, 2013	December 31, 2013
	(in thousands)
Real estate – commercial mortgage	$44,602	$42,623	$44,068
Commercial – industrial, financial and agricultural	33,277	45,184	38,021
Real estate – residential mortgage	28,135	34,309	31,347
Real estate – construction	19,860	24,396	21,267
Real estate – home equity	15,071	18,691	16,983
Leasing	388	67	48
Consumer	2,515	3,013	2,543
Total non-performing loans	$143,848	$168,283	$154,277

Non-performing commercial loans decreased $11.9 million, or 26.4%, in comparison to September 30, 2013, primarily in the Pennsylvania market. Non-performing residential mortgages decreased $6.2 million, or 18.0%, in comparison to September 30, 2013. Geographically, the decrease was primarily in the New Jersey ($4.2 million, or 39.9%) market. Non-performing construction loans decreased $4.5 million, or 18.6%, in comparison to September 30, 2013. Geographically, the decrease occurred primarily in the Pennsylvania ($2.4 million, or 18.3%) and Maryland ($1.9 million, or 32.0%) markets.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2014	September 30, 2013	December 31, 2013
	(in thousands)
Residential properties	$8,121	$5,836	$7,052
Commercial properties	3,758	9,514	5,586
Undeveloped land	1,610	2,823	2,414
Total OREO	$13,489	$18,173	$15,052
The Corporation's ability to identify potential problem loans in a timely manner is important to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a description of the Corporation's risk ratings, see Note E, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on payment history, through the monitoring of delinquency levels and trends.
Total internally risk rated loans were $9.5 billion as of September 30, 2014 and $9.2 billion as of December 31, 2013. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	September 30, 2014	December 31, 2013	$	%	September 30, 2014	December 31, 2013	$	%	September 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate - commercial mortgage	$113,650	$141,013	$(27,363)	(19.4)%	$165,425	$196,922	$(31,497)	(16.0)%	$279,075	$337,935
Commercial - secured	138,136	111,613	26,523	23.8	129,273	125,382	3,891	3.1	267,409	236,995
Commercial -unsecured	12,246	11,666	580	5.0	5,256	2,755	2,501	90.8	17,502	14,421
Total Commercial - industrial, financial and agricultural	150,382	123,279	27,103	22.0	134,529	128,137	6,392	5.0	284,911	251,416
Construction - commercial residential	28,517	31,522	(3,005)	(9.5)	42,875	57,806	(14,931)	(25.8)	71,392	89,328
Construction - commercial	1,469	2,932	(1,463)	(49.9)	5,550	8,124	(2,574)	(31.7)	7,019	11,056
Total real estate - construction (excluding construction - other)	29,986	34,454	(4,468)	(13.0)	48,425	65,930	(17,505)	(26.6)	78,411	100,384
Total	$294,018	$298,746	$(4,728)	(1.6)%	$348,379	$390,989	$(42,610)	(10.9)%	$642,397	$689,735

% of total risk rated loans	3.1%	3.2%			3.7%	4.2%			6.8%	7.4%

As of September 30, 2014, total loans with risk ratings of Substandard or lower decreased $42.6 million, or 10.9%, in comparison to December 31, 2013, primarily due to decreases in substandard commercial mortgages and construction loans to commercial borrowers. Special mention loans decreased $4.7 million, or 1.6%, in comparison to December 31, 2013 due to a decrease in special mention commercial mortgages and residential construction loans to commercial borrowers, partially offset by an increase in special mention commercial loans.

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	September 30, 2014			September 30, 2013			December 31, 2013
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.48%	0.86%	1.34%	0.40%	0.84%	1.24%	0.38%	0.87%	1.25%
Commercial – industrial, financial and agricultural	0.28%	0.91%	1.19%	0.32%	1.24%	1.56%	0.30%	1.04%	1.34%
Real estate – construction	0.03%	2.89%	2.92%	0.40%	4.22%	4.62%	0.11%	3.71%	3.82%
Real estate – residential mortgage	1.81%	2.06%	3.87%	1.82%	2.58%	4.40%	1.74%	2.34%	4.08%
Real estate – home equity	0.59%	0.87%	1.46%	1.03%	1.05%	2.08%	0.91%	0.96%	1.87%
Consumer, leasing and other	1.41%	0.75%	2.16%	1.91%	0.79%	2.70%	1.99%	0.68%	2.67%
Total	0.58%	1.11%	1.69%	0.66%	1.31%	1.97%	0.61%	1.20%	1.81%
Total dollars (in thousands)	$75,976	$143,848	$219,824	$83,941	$168,283	$252,224	$77,667	$154,277	$231,944

(1)	Includes non-accrual loans.
The Corporation believes that the allowance for credit losses of $191.1 million as of September 30, 2014 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase
	September 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,556,810	$3,283,172	$273,638	8.3%
Interest-bearing demand	3,164,514	2,945,210	219,304	7.4
Savings	3,620,919	3,344,882	276,037	8.3
Total demand and savings	10,342,243	9,573,264	768,979	8.0
Time deposits	2,991,384	2,917,922	73,462	2.5
Total deposits	$13,333,627	$12,491,186	$842,441	6.7%
Non-interest bearing demand deposits increased $273.6 million, or 8.3%, due primarily to a $258.1 million, or 10.6%, increase in business account balances and a $13.7 million, or 13.2%, increase in municipal account balances.
Interest-bearing demand accounts increased $219.3 million, or 7.4%, primarily due to a $228.0 million, or 21.0%, seasonal increase in municipal account balances and a $31.0 million, or 28.4%, increase in business account balances, partially offset by $39.6 million, or 2.3%, decrease in personal account balances. The $276.0 million, or 8.3%, increase in savings account balances was due to a $240.7 million, or 50.4%, seasonal increase in municipal account balances and a $34.8 million, or 1.6%, increase in personal account balances. The $73.5 million, or 2.5%, increase in time deposits was due to an increase in time deposits with original maturities of 4 to 5 years due to promotional efforts intended to lock in longer-term rates.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	September 30, 2014	December 31, 2013	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$195,121	$175,621	$19,500	11.1%
Customer short-term promissory notes	78,225	100,572	(22,347)	(22.2)
Total short-term customer funding	273,346	276,193	(2,847)	(1.0)
Federal funds purchased	6,606	582,436	(575,830)	(98.9)
Short-term FHLB advances (1)	285,000	400,000	(115,000)	(28.8)
Total short-term borrowings	564,952	1,258,629	(693,677)	(55.1)
Long-term debt:
FHLB advances	648,477	513,854	134,623	26.2
Other long-term debt	369,812	369,730	82	—
Total long-term debt	1,018,289	883,584	134,705	15.2
Total borrowings	$1,583,241	$2,142,213	(558,972)	(26.1)%

(1) Represents FHLB advances with an original maturity term of less than one year.
The $693.7 million reduction in total short-term borrowings reflects the use of a portion of the $842.4 million increase in deposits to repay short-term borrowings, as well as a change in funding mix from short-term federal funds purchased and short-term FHLB advances to long-term FHLB advances.
Shareholders' Equity
Total shareholders’ equity increased $14.8 million, or 0.7%, during the first nine months of 2014. The increase was due primarily to $119.9 million of net income and a $23.8 million increase in after-tax unrealized holding gains on available for sale investment securities, partially offset by $95.3 million of stock repurchases and $45.0 million of common stock cash dividends.
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
In May 2014, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through December 31, 2014. During the third quarter of 2014, 4.0 million shares were repurchased by the Corporation at an average cost of $11.36 per share, completing this repurchase program on August 25, 2014.
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
As of September 30, 2014, the Corporation and each of its bank subsidiaries met the minimum requirements. In addition, each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2014	December 31, 2013	Regulatory Minimum for Capital Adequacy
Total Capital (to Risk-Weighted Assets)	14.5%	15.0%	8.0%
Tier I Capital (to Risk-Weighted Assets)	13.0%	13.1%	4.0%
Tier I Capital (to Average Assets)	10.6%	10.6%	4.0%

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

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expands the risk-weightings for assets and off balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weights for a variety of asset categories.
As of September 30, 2014, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
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

The Corporation maintains liquidity sources in the form of demand and savings deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing interest rates. The positive impact to liquidity resulting from higher interest rates could have a detrimental impact on the net interest margin and net income if rates on interest-earning assets do not experience a proportionate increase.
Borrowing availability with the FHLB and the Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2014, the Corporation had $933.5 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.1 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.
As of September 30, 2014, the Corporation had aggregate availability under Federal funds lines of $1.3 billion, with $6.6 million of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2014, the Corporation had $1.1 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.
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
The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2014 generated $147.9 million of cash, mainly due to net income, as adjusted for non-cash expenses, most notably depreciation and amortization of premises and equipment and the provision for credit losses, partially offset by a net decrease in other liabilities and loans held for sale. Cash used in investing activities was $293.5 million, due mainly to an increase in loans and a net increase in short-term investments, partially offset by proceeds from the maturities and sales of investment securities in excess of purchases. Net cash provided by financing activities was $148.0 million due to increases in deposits and additions to long-term debt, partially offset by a net decrease in short-term borrowings, acquisitions of treasury stock and dividends paid on common shares.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of September 30, 2014, equity investments consisted of $39.3 million of common stocks of publicly traded financial institutions, and $6.0 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $28.6 million and a fair value of $39.3 million at September 30, 2014, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $27.5 million. The fair value of this investment accounted for 70.0% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, the financial institutions stock portfolio had gross unrealized gains of $10.7 million and gross unrealized losses of $21,000 as of September 30, 2014.
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
Municipal Securities
As of September 30, 2014, the Corporation had $257.6 million of securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of September 30, 2014, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 87% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Certificates
As of September 30, 2014, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $158.7 million and a fair value of $148.5 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of September 30, 2014, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2014, approximately $144 million, or 97%, of the ARCs were rated above investment grade, with approximately $6 million, or 4%, AAA rated and $104 million, or 72%, AA rated. Approximately $4 million, or 3%, of ARCs were either not rated or rated below investment grade by at least one ratings agency. Of this amount, approximately $3 million of the student loans underlying these ARCs have principal payments which are guaranteed by the federal government. In total, approximately $147 million, or 99%, of the student loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of September 30, 2014, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of September 30, 2014:

	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,546	$44,075
Subordinated debt	47,498	50,289
Pooled trust preferred securities	2,050	4,487
Corporate debt securities issued by financial institutions	$97,094	$98,851

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $3.5 million at September 30, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the nine months ended September 30, 2014 or 2013. Six of the Corporation's 20 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $13.5 million and an estimated fair value of $12.3 million as of September 30, 2014. All of the single-issuer trust preferred securities rated below investment grade were rated BB or Ba. Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.9 million at September 30, 2014 were not rated by any ratings agency.
As of September 30, 2014, all six of the Corporation's pooled trust preferred securities with an amortized cost of $2.1 million and an estimated fair value of $4.5 million, were rated below investment grade by at least one ratings agency, with ratings ranging from C to Ca. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pools.
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
During the nine months ended September 30, 2014, the Corporation recorded $18,000 of other than temporary impairment charges for pooled trust preferred securities. Additional impairment charges for corporate debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments.
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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of September 30, 2014. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$979,605	$477,082	$360,627	$360,794	$208,873	$654,018	$3,040,999	$3,025,002
Average rate	3.87%	4.47%	4.37%	4.65%	4.57%	3.90%	4.17%

Floating rate loans (1) (2)	2,384,919	1,467,374	1,196,069	1,028,622	1,369,511	2,540,265	9,986,760	9,881,516
Average rate	3.81%	3.96%	3.98%	3.97%	3.83%	3.97%	3.91%

Fixed rate investments (3)	384,258	334,001	270,899	222,095	196,268	822,832	2,230,353	2,229,442
Average rate	2.77%	2.79%	2.80%	2.62%	2.59%	2.70%	2.72%

Floating rate investments (3)	15	4,963	163,680	41	38	40,690	209,427	196,261
Average rate	1.00%	0.94%	1.99%	1.62%	2.09%	1.44%	1.86%

Other interest-earning assets	316,735	—	—	—	—	86,056	402,791	402,791
Average rate	0.37%	—%	—%	—%	—%	4.42%	0.37%

Total	$4,065,532	$2,283,420	$1,991,275	$1,611,552	$1,774,690	$4,143,861	$15,870,330	$15,735,012
Average rate	3.46%	3.89%	3.73%	3.94%	3.78%	3.69%	3.70%

Fixed rate deposits (4)	$1,410,310	$465,112	$313,816	$98,102	$314,450	$22,882	$2,624,672	$2,640,788
Average rate	0.70%	1.02%	1.29%	1.50%	2.08%	1.84%	1.03%

Floating rate deposits (5)	4,947,476	831,604	458,962	398,349	341,540	174,214	7,152,145	7,131,190
Average rate	0.15%	0.11%	0.09%	0.08%	0.08%	0.10%	0.13%

Fixed rate borrowings (6)	187,323	729	551,539	565	100,452	161,185	1,001,793	1,007,287
Average rate	3.66%	4.47%	4.49%	4.67%	1.87%	6.17%	4.34%

Floating rate borrowings (7)	564,952	—	—	—	—	16,496	581,448	570,406
Average rate	0.18%	—%	—%	—%	—%	2.37%	0.25%

Total	$7,110,061	$1,297,445	$1,324,317	$497,016	$756,442	$374,777	$11,360,058	$11,349,671
Average rate	0.35%	0.43%	2.21%	0.37%	1.15%	2.92%	0.72%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $2.6 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $10.0 billion of floating rate loans above are $3.6 billion of loans, or 35.8% of the total, that float with the prime interest rate, $2.0 billion, or 19.7%, of loans that float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $4.4 billion, or 44.5%, of adjustable rate loans. The $4.4 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.
The following table presents the percentage of adjustable rate loans, at September 30, 2014, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	29.8%
Two years	17.6
Three years	15.9
Four years	16.2
Five years	11.0
Greater than five years	9.5
The Corporation uses two complementary methods to measure and manage interest rate risk. They are simulation of net interest income and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.
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
The following table summarizes the expected impact of interest rate shocks on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 61.0 million	+12.1%
+200 bp	+ $ 38.2 million	+7.6
+100 bp	+ $ 15.8 million	+3.1
–100 bp	– $ 18.9 million	–3.8

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of September 30, 2014, the Corporation was within policy limits for every 100 basis point shock.

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
Regulatory Matters

In July 2014, three wholly owned banking subsidiaries of the Corporation, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order) with their primary Federal bank regulatory agency, the Office of the Comptroller of the Currency relating to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program, which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements") as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on July 18, 2014. The Consent Orders require, among other things that the banking subsidiaries in question review, assess and take actions to strengthen and enhance their compliance programs related to the BSA/AML Requirements (BSA/AML Compliance Program).
In September 2014, the Corporation and its wholly owned banking subsidiary, Lafayette Ambassador Bank (Lafayette), entered into a consent cease and desist order (Cease and Desist Order) with their primary Federal bank regulatory agency, the Board of Governors of the Federal Reserve System (Reserve Board), as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on September 9, 2014. The Cease and Desist Order requires, among other things, that the Corporation and Lafayette strengthen the BSA/AML Compliance Program and imposes requirements similar to those set forth in the Consent Orders. In addition, the Cease and Desist Order requires the Corporation to engage an independent third-party firm to conduct a comprehensive assessment of the BSA/AML Compliance Program, and that Lafayette engage an independent third-party firm to conduct a retrospective review of account and transaction activity from January 1, 2014 to June 30, 2014 associated with high-risk customers to determine whether suspicious activity was properly identified and reported in accordance with the BSA/AML requirements. Based on the results of this review the Reserve Board may require a review of transactions for additional time periods. Further, because the Consent Orders and the Cease and Desist Order relate to the BSA/AML Compliance Program, which is operated jointly for all of the Corporation’s subsidiary banks, management anticipates that one or both of the Corporation's other subsidiary banks will also become subject to an enforcement action related to the BSA/AML Requirements, and the provisions of any such enforcement action may differ from those of the Consent Orders and Cease and Desist Order.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	1,316,158	$11.46	1,316,158	2,683,842
August 1, 2014 to August 31, 2014	2,683,842	$11.32	2,683,842	—
September 1, 2014 to September 30, 2014	—	—	—	—
On May 28,2014, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through December 31, 2014. As of September 30, 2014, 4.0 million shares were repurchased, completing this repurchase program. No stock repurchases were made outside the program and all repurchases were made in accordance with the guidelines of Rule 10b-18 and in compliance with Regulation M.

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

FULTON FINANCIAL CORPORATION

Date:	November 5, 2014	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	November 5, 2014	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2011.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on an Amended Form 8-K dated September 23, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the quarter ended September 30, 2014, filed on November 5, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.