Form 10-K
period 2014-12-31
FULTON FINANCIAL CORP
filed 2015-02-27
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014,
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
None
Indicate by checkmark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2015 was 179,030,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 5, 2015 are incorporated by reference in Part III.

PART I

Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which allowed the Corporation to expand its financial services activities under its holding company structure (See "Competition" and "Supervision and Regulation"). The Corporation directly owns 100% of the common stock of six community banks and ten non-bank entities. As of December 31, 2014, the Corporation had approximately 3,560 full-time equivalent employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2014 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s six subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style. The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six subsidiary banks. This process is expected to eventually result in the Corporation conducting its core banking business through a single subsidiary bank. The timing of the commencement of this multi-year process will depend significantly on the Corporation and its banking subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations, and establishing, to the satisfaction of the Corporation’s banking regulatory agencies, that those enhancements are sustainable to achieve compliance with the regulatory enforcement orders issued to the Corporation and its subsidiary banks by their respective banking regulatory agencies relating to identified deficiencies in that compliance program. Where appropriate, operations are centralized through common platforms and back-office functions.
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
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $150 million) in the subsidiary banks’ market areas. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $50.0 million as of December 31, 2014, which is below the Corporation’s regulatory lending limit. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and also based on the Corporation's internal risk rating of the borrower. Commercial lending products include commercial, financial, agricultural and real estate loans. Floating, adjustable and fixed rate loans are provided, with floating and adjustable rate loans generally tied to an index such as the Prime Rate or the London Interbank Offered Rate. The commercial lending policy of the Corporation's subsidiary banks encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.
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
The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2014:

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$9,489	$7,242	115
Fulton Bank of New Jersey	Mt. Laurel, NJ	3,473	2,908	70
The Columbia Bank	Columbia, MD	2,090	1,642	33
Lafayette Ambassador Bank	Bethlehem, PA	1,421	1,158	21
FNB Bank, N.A.	Danville, PA	340	269	8
Swineford National Bank	Middleburg, PA	308	257	7
				254

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in "Item 2. Properties."
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of six non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Reinsurance Company, LTD, which engages in the business of reinsuring credit life and accident and health insurance directly related to extensions of credit by the banking subsidiaries of the Corporation; (ii) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (iii) Central Pennsylvania Financial Corp., which owns limited partnership interests in partnerships invested primarily in low and moderate income housing projects; (iv) FFC Management, Inc., which owns certain investment securities and other passive investments; (v) FFC Penn Square, Inc., which owns trust preferred securities issued by a subsidiary of Fulton Bank, N.A; and (vi) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.
The Corporation owns 100% of the common stock of four non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2014 (dollars in thousands):

Subsidiary	State of Incorporation	Total Assets
Fulton Capital Trust I	Pennsylvania	$154,640
Columbia Bancorp Statutory Trust	Delaware	6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

Competition
The banking and financial services industries are highly competitive. Within its geographic region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. As a result of electronic delivery channels, the subsidiary banks also face competition from financial institutions that do not have a physical presence in the Corporation’s geographic markets.
The industry is also highly competitive due, in part, to the GLB Act. As a result of the GLB Act, there is a great deal of competition from many types of entities for customers that were traditionally served only by the banking industry. Under the GLB Act, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing expansion into non-banking financial services activities that were previously restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in many of these activities, the ability to do so generally enhances the ability of financial holding companies to compete more effectively.

Market Share
Deposit market share information is compiled as of June 30 of each year by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 52 counties across five states. In 16 of these counties, the Corporation ranked in the top 5 in deposit market share (based on deposits as of June 30, 2014). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (June 30, 2014)
County	State	Population (2014 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	534,000	Fulton Bank, N.A.	20	14	2	24.2%
Berks	PA	414,000	Fulton Bank, N.A.	19	12	8	4.0%
Bucks	PA	628,000	Fulton Bank, N.A.	37	19	17	1.8%
Centre	PA	156,000	Fulton Bank, N.A.	18	4	14	2.0%
Chester	PA	514,000	Fulton Bank, N.A.	34	9	10	3.4%
Columbia	PA	67,000	FNB Bank, N.A.	6	2	5	4.2%
Cumberland	PA	244,000	Fulton Bank, N.A.	18	6	14	1.6%
Dauphin	PA	272,000	Fulton Bank, N.A.	16	9	7	4.0%
Delaware	PA	564,000	Fulton Bank, N.A.	31	17	29	0.2%
Lebanon	PA	136,000	Fulton Bank, N.A.	12	6	1	31.5%
Lehigh	PA	357,000	Lafayette Ambassador Bank	22	13	12	3.5%
Lycoming	PA	117,000	FNB Bank, N.A.	11	10	14	0.8%
Montgomery	PA	818,000	Fulton Bank, N.A.	42	34	26	0.4%
Montour	PA	19,000	FNB Bank, N.A.	5	3	2	25.0%
Northampton	PA	301,000	Lafayette Ambassador Bank	17	12	3	13.6%
Northumberland	PA	94,000	FNB Bank, N.A.	18	4	9	3.9%
			Swineford National Bank			4	1.9%
Schuylkill	PA	146,000	Fulton Bank, N.A.	16	3	9	4.1%
Snyder	PA	40,000	Swineford National Bank	8	1	2	26.2%
Union	PA	45,000	Swineford National Bank	8	3	4	6.7%
York	PA	441,000	Fulton Bank, N.A.	16	13	4	10.2%
New Castle	DE	555,000	Fulton Bank, N.A.	15	23	14	0.2%
Sussex	DE	211,000	Fulton Bank, N.A.	15	5	3	7.8%
Anne Arundel	MD	564,000	The Columbia Bank	30	12	27	0.3%
Baltimore	MD	831,000	The Columbia Bank	39	19	23	0.7%
Baltimore City	MD	622,000	The Columbia Bank	30	17	13	0.4%
Cecil	MD	102,000	The Columbia Bank	7	4	3	12.6%
Frederick	MD	245,000	The Columbia Bank	18	5	17	0.7%
Howard	MD	313,000	The Columbia Bank	19	6	4	9.3%
Montgomery	MD	1,036,000	The Columbia Bank	35	25	36	0.2%
Prince George's	MD	902,000	The Columbia Bank	19	26	22	0.6%
Washington	MD	150,000	The Columbia Bank	14	4	2	20.0%
Atlantic	NJ	277,000	Fulton Bank of New Jersey	16	8	12	1.2%
Burlington	NJ	451,000	Fulton Bank of New Jersey	21	13	17	0.9%
Camden	NJ	512,000	Fulton Bank of New Jersey	20	11	12	2.1%
Cumberland	NJ	157,000	Fulton Bank of New Jersey	12	5	11	1.8%
Gloucester	NJ	291,000	Fulton Bank of New Jersey	22	6	2	13.3%

				No. of Financial Institutions		Deposit Market Share (June 30, 2014)
County	State	Population (2014 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	126,000	Fulton Bank of New Jersey	16	7	11	2.5%
Mercer	NJ	372,000	Fulton Bank of New Jersey	26	21	21	0.9%
Middlesex	NJ	838,000	Fulton Bank of New Jersey	46	30	33	0.3%
Monmouth	NJ	629,000	Fulton Bank of New Jersey	28	11	27	0.5%
Morris	NJ	502,000	Fulton Bank of New Jersey	31	18	15	1.3%
Ocean	NJ	587,000	Fulton Bank of New Jersey	21	7	17	0.7%
Salem	NJ	65,000	Fulton Bank of New Jersey	8	4	1	25.1%
Somerset	NJ	334,000	Fulton Bank of New Jersey	30	13	9	2.9%
Warren	NJ	107,000	Fulton Bank of New Jersey	13	2	5	8.9%
Chesapeake City	VA	236,000	Fulton Bank, N.A.	14	8	10	1.7%
Fairfax	VA	1,142,000	Fulton Bank, N.A.	36	29	41	0.1%
Henrico	VA	323,000	Fulton Bank, N.A.	21	17	18	0.9%
Manassas	VA	43,000	Fulton Bank, N.A.	13	4	11	1.9%
Newport News	VA	184,000	Fulton Bank, N.A.	12	7	15	0.5%
Richmond City	VA	217,000	Fulton Bank, N.A.	16	12	15	0.2%
Virginia Beach	VA	454,000	Fulton Bank, N.A.	17	11	11	1.5%

Supervision and Regulation
The Corporation operates in an industry that is subject to laws and regulations that are enforced by a number of federal and state agencies. Changes in these laws and regulations, including interpretation and enforcement activities, could impact the cost of operating in the financial services industry, limit or expand permissible activities or affect competition among banks and other financial institutions.
The Corporation is a registered financial holding company, and its subsidiary banks are depository institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Corporation and its subsidiaries are subject to regulation and examination by regulatory authorities. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks:

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank, N.A.	National	OCC
Fulton Bank of New Jersey	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/Federal Reserve
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC
Fulton Financial Corporation (Parent Company)	N/A	Federal Reserve

OCC - Office of the Comptroller of the Currency

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Bank Holding Company Act (BHCA), the Federal Reserve Act and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things.
The Corporation is subject to regulation and examination by the Federal Reserve Bank, and is required to file periodic reports and to provide additional information that the Federal Reserve may require. In addition, the Federal Reserve must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank for which it is not already the majority owner.
Dodd-Frank Act – The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CFPB), which has broad regulatory and enforcement powers over consumer financial products and services. Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd-Frank Act also provided that, for banks with total assets of more than $10 billion; the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws. As of December 31, 2014, none of the Corporation's subsidiary banks had total assets of more than $10 billion, however, the Corporation's largest subsidiary bank, Fulton Bank, N. A., had $9.5 billion in assets. Although not subject to CFPB examination, the Corporation's subsidiary banks remain subject to the review and supervision of other applicable regulatory authorities, and such authorities may enforce compliance with regulations issued by the CFPB. In the event that Fulton Bank, N.A.'s total assets exceed $10 billion in the future, Fulton Bank, N.A. would become subject to supervision, examination and enforcement by the CFPB.
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

•
Debit card interchange fees – In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transactions and network exclusivity arrangements.

•	Interest on demand deposits – Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and certain other accounts.

•
Stress testing – In October 2012, the Board of Governors of the Federal Reserve System (FRB) issued final rules regarding company-run stress testing. In accordance with these rules, the Corporation is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of the various scenarios on the Corporation's earnings, capital levels and capital ratios over a nine-quarter time horizon. The Corporation's board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of the Corporation's capital planning process and the evaluation of the adequacy of its capital. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests that commenced in the fall of 2014. While the Corporation believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, the results of the annual stress testing process may lead the Corporation to retain additional capital or alter the mix of its capital components. Under similar rules adopted by the OCC, national banks with total consolidated assets of more than $10 billion are also required to conduct annual stress tests. Although the total consolidated assets of Fulton Bank, N.A., the Corporation's largest subsidiary bank, are less than $10 billion, if Fulton Bank, N.A.’s assets exceed $10 billion in the future, it will become subject to the OCC’s stress test rules.

•
Ability-to-pay rules and qualified mortgages – As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

•
Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - As required by the Dodd-Frank Act, the CFPB issued final rules in December 2013 revising and integrating previously separate disclosures required under the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA) in connection with certain closed-end consumer mortgage loans. These final rules will become effective August 1, 2015 and require lenders to provide a new Loan Estimate, combining content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA not later than the third business day after submission of a loan application, and a new Closing Disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA at least three days prior to the loan closing.

•
Volcker Rule – As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued final rulings (the Final Rules) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the 1940 Act) but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. In December 2014, the FRB extended, until July 21, 2016, the date by which banking entities must conform their activities and investments to the requirements of the Final Rules, and announced its intention to grant an additional one-year extension of the conformance period to July 21, 2017. The Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules. Based on the Corporation's evaluation of its investments, none fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2016 or any further extension of the conformance date that maybe granted by the FRB. Therefore, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

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
In July 2013, the FRB approved final rules (the U.S. Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and become fully phased in on January 1, 2019.
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
The new rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers which may make it more difficult for the Corporation to retain key personnel.
As of December 31, 2014, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.
The Basel III liquidity framework also includes new liquidity requirements that require financial institutions to maintain increased levels of liquid assets or alter their strategies for liquidity management. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific ratios.
In September 2014, the FRB approved final rules (the U.S. Liquidity Coverage Ratio Rule) implementing portions of the Basel III liquidity framework for large, internationally active banking organizations, generally those having $250 billion or more in total assets, and similar, but less stringent rules, applicable to bank holding companies with consolidated assets of $50 billion or more. The U.S. Liquidity Coverage Ratio Rule requires banking organizations to maintain a Liquidity Coverage Ratio, or LCR, that is designed to ensure that sufficient high quality liquid resources are available for a one month period in case of a stress scenario.

Impacted financial institutions are required to be compliant with the U.S. Liquidity Coverage Ratio Rule by January 1, 2017. Because the Corporation’s total assets and the scope of its operations do not currently meet the thresholds set forth in the U.S. Liquidity Coverage Ratio Rule, the Corporation is not currently required to maintain a minimum LCR.
The Basel III liquidity framework also introduced a second ratio, referred to as the Net Stable Funding Ratio (NSFR), which is designed to promote funding resiliency over longer-term time horizons by creating additional incentives for banks to fund their activities with more stable sources of funding on an ongoing structural basis. This new liquidity standard is subject to further rulemaking. To date, U.S. banking regulators have not proposed any additional liquidity rules. Because of the Corporation's size, neither the U.S. Liquidity Coverage Ratio Rule or any additional proposed rules under the Basel III liquidity framework will apply to it.

Prompt Corrective Regulatory Action – The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the institution’s primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Under federal banking regulations effective as of December 31, 2014, generally, an insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 6.00% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. On January 1, 2015 and thereafter, generally, an insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its common equity tier 1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2014, each of the Corporation’s bank subsidiaries’ capital ratios were above the minimum levels required to be considered "well capitalized" by its primary federal regulator under the regulations in effect on December 31, 2014 and the regulations that became effective on January 1, 2015.
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
On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10 billion or more in assets and another for highly complex institutions that have $50 billion or more in assets. As of December 31, 2014, none of the Corporation’s individual subsidiary banks had assets of $10 billion or more and, therefore, did not meet the classification of large depository institutions.

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
Failure to comply with the Patriot Act’s requirements could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes. The Corporation and its banking subsidiaries are currently subject to regulatory enforcement orders (the Regulatory Orders) issued by banking regulatory agencies relating to identified deficiencies in a largely centralized compliance program (the BSA/AML Compliance Program) designed to comply with the Bank Secrecy Act, the Patriot Act and related anti-money laundering regulations (the BSA/AML Requirements). The Regulatory Orders require, among other things, that the Corporation and its banking subsidiaries review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. See Part I, Item 1A "Risk Factors - The Corporation and its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions," Part I, Item 3 "Legal Proceedings - Regulatory Matters," Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Compliance, Risk Management and Information Technology Infrastructures," Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note K - Regulatory Matters," and Part II, Item 9B "Other Information" for additional information regarding the Regulatory Orders.

Residential Lending Laws – As a residential mortgage lender, the Corporation and its bank subsidiaries are subject to multiple federal consumer protection status and regulations, including, but not limited to, the Truth-In-Lending Act, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Corporation and its bank subsidiaries becoming subject to formal or informal enforcement actions, civil money penalties and consumer litigation.

Community Reinvestment – Under the Community Reinvestment Act (CRA), each of the Corporation’s subsidiary banks has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2014, all of the Corporation’s subsidiary banks are rated as "satisfactory." Regulations require that the Corporation’s subsidiary banks publicly disclose certain agreements that are in fulfillment of CRA. None of the Corporation’s subsidiary banks are party to any such agreements at this time.

Standards for Safety and Soundness – Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. An institution must submit a compliance plan to its regulator if it is notified that it is not satisfying any such safety and soundness standards. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the regulator must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If the institution fails to comply with such an order, the regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Executive Officers
As of December 31, 2014, the executive officers of the Corporation are as follows:

Name	Age	Office Held and Term of Office
E. Philip Wenger	57
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

Patrick S. Barrett	51
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

Craig H. Hill	59
Senior Executive Vice President of the Corporation since January 2006. Executive Vice President and Director of Human Resources from 1999 through 2005. Mr. Hill serves as the Corporation's Senior Executive Vice President of Human Resources, Corporate Communications and Administrative Services.

Meg R. Mueller	50
Senior Executive Vice President and Chief Credit Officer of the Corporation since July 2013. Executive Vice President and Chief Credit Officer since 2010. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Curtis J. Myers	46
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

Craig A. Roda	58
Senior Executive Vice President of Community Banking of the Corporation since July 2011; and Chairman and Chief Executive Officer of Fulton Bank, N.A., since February 2009. Chief Executive Officer and President of Fulton Bank, N.A. from 2006 to 2009.

Philmer H. Rohrbaugh	62
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

Angela M. Sargent	47
Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Executive Vice President and Chief Information Officer since 2002. Ms. Sargent has been employed by the Corporation in a number of positions since 1992.

James E. Shreiner	65
Retired effective December 31, 2014. Mr. Shreiner served as Senior Executive Vice President of the Corporation since January 2006 and Executive Vice President of the Corporation and Executive Vice President of Fulton Bank, N.A. from 2000 to 2005. Mr. Shreiner served as Senior Executive Vice President of Operations and Credit.

Item 1A. Risk Factors

An investment in the Corporation's common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.
INTEREST RATE AND LIQUIDITY RISKS.
The Corporation is subject to interest rate risk.
The Corporation cannot predict or control changes in interest rates. The Corporation is affected by fiscal and monetary policies of the federal government, including those of the FRB, which regulates the national money supply and engages in other lending and investment activities in order to manage recessionary and inflationary pressures, many of which affect interest rates charged on loans and paid on deposits.
Net interest income is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of the Corporation's net income, accounting for approximately 76% of total revenues in 2014. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, has adversely affected the Corporation's net interest income.
Low market interest rates have pressured the net interest margin in recent years. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest-bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, resulting in a narrowing of the net interest margin.
Competition sometimes requires the Corporation to lower rates charged on loans more than the decline in market rates would otherwise indicate. Competition may also require the Corporation to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand has improved in recent years, intense competition among lenders has contributed to downward pressure on loan yields, also narrowing the net interest margin. Further, due to historically low market interest rates, rates paid on deposits have tended to reach a natural floor below which it is difficult to further reduce such rates. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Net Interest Income."
Changes in interest rates can affect demand for the Corporation’s products and services.
Movements in interest rates can cause demand for some of the Corporation’s products and services to be cyclical. As a result, the Corporation may need to periodically scale certain of its businesses, including its personnel, to match increases and decreases in demand and volume. The need to change the scale of these businesses is challenging and there is often a lag between changes in the businesses and the Corporation’s reaction to these changes. For example, demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining and to decrease during periods when interest rates were rising.
Changes in interest rates or disruption in liquidity markets may adversely affect the Corporation’s sources of funding.
The Corporation must maintain sufficient funds to respond to the needs of its depositors and borrowers. The Corporation’s liquidity management emphasizes core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sales of loans and liquidity resources of the holding company, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates and the supplemental sources of liquidity are often more expensive and may not always be as readily available. Technology and other factors have also made it more convenient for customers to transfer low-cost deposits into higher-cost deposits or into alternative investments or deposits of other banks or non-bank providers; these funding changes can also increase the Corporation’s funding costs and/or create liquidity challenges.
While the Corporation attempts to manage its liquidity through various techniques, assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Corporation may face limitations on its ability to fund loan growth if customers move funds out of the Corporation’s subsidiary banks’ deposit accounts in response to increases in interest rates. In the current, low interest rate environment, customers are less sensitive to interest rates when making deposit decisions. However, should interest rates rise, customers may become more aware of interest rate differences and alternative opportunities, which could cause them to move funds into those other opportunities and out of deposit accounts maintained by the Corporation’s bank subsidiaries.

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
Due to regulatory limitations on the Corporation’s ability to rely on short-term borrowings, any significant movements of deposits away from traditional depository accounts which negatively impacts the Corporation’s loan-to-deposit ratio could restrict its ability to achieve growth in loans or require the Corporation to pay higher interest rates on deposit products in order to retain deposits to fund loans.
Liquidity must also be managed at the holding company level. Banking regulators carefully scrutinize liquidity at the holding company level, in addition to consolidated and bank liquidity levels. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks' regulatory capital levels and their net income. These factors have affected some institutions' ability to pay dividends and have required some institutions to establish borrowing facilities at the holding company level.
LEGAL, COMPLIANCE AND REPUTATIONAL RISKS.
The supervision and regulation to which the Corporation is subject is increasing and can be a competitive disadvantage.
Virtually every aspect of the Corporation's operations is subject to extensive regulation and, in the current regulatory climate, the Corporation and its bank subsidiaries are subject to heightened regulatory scrutiny, especially given the Corporation's size and complexity.
The Corporation has six banking subsidiaries and the Corporation and its subsidiaries are subject to regulation by a variety of federal and state banking regulatory agencies. This corporate structure presents challenges, specifically, the need for compliance with different, and potentially inconsistent, regulatory requirements. The time, expense and internal and external resources associated with regulatory compliance continue to increase, and balancing the need to address regulatory changes and effectively manage overall non-interest expenses has become more challenging than it has been in the past. Thus, the Corporation’s compliance obligations increase the Corporation's expense, require increasing amounts of management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors. The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six subsidiary banks. This process is expected to eventually result in the Corporation conducting its core banking business through a single subsidiary bank. The timing of the commencement of this multi-year process will depend significantly on the Corporation and its banking subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements), and establishing, to the satisfaction of the Corporation’s banking regulatory agencies, that those enhancements are sustainable to achieve compliance with the regulatory enforcement orders issued to the Corporation and its subsidiary banks by their respective banking regulatory agencies relating to identified deficiencies in that compliance program. There is no assurance that the regulatory approvals required for such consolidation could be obtained or that such consolidation would significantly reduce the time, expense and internal and external resources associated with regulatory compliance.
The Corporation may incur negative consequences from regulatory violations, including inadvertent or unintentional violations.
Compliance with banking statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate certain transactions. Banking regulators are scrutinizing banks through longer and more intensive bank examinations. The results of such examinations could result in a delay or failure to receive required regulatory approvals for potential new activities and transactional matters. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation’s operations and expansion activities that could have a material adverse effect on its business and profitability. As noted below and as examples of such limitations, the regulatory enforcement orders to which the Corporation and five of its subsidiary banks are subject impose certain restrictions on the expansion activities of the Corporation and such subsidiary banks.

Further, failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, or the commencement of further informal or formal regulatory enforcement actions against the Corporation or its bank subsidiaries. Other negative consequences also can result from such failures, including regulatory restrictions on the Corporation's activities, including restrictions on the Corporation’s ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in the Corporation's securities, and increases in the Corporation's costs of doing business. The occurrence of one or more of these events may have a material adverse effect on the Corporation's business, financial condition or results of operations.
The Corporation and its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions.
In recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. To keep pace with these expectations, the Corporation has invested considerable resources in initiatives designed to strengthen its risk management framework and regulatory compliance programs, including those designed to comply with the BSA/AML Requirements.
Nonetheless, during 2014, the Corporation and five of its banking subsidiaries became subject to regulatory enforcement orders issued by banking regulatory agencies relating to identified deficiencies in a largely centralized compliance program (the BSA/AML Compliance Program) designed to comply with the BSA/AML Requirements (the 2014 Regulatory Orders). The 2014 Regulatory Orders are described in Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014, September 9, 2014, and December 29, 2014.

On February 25, 2015, Fulton Bank of New Jersey (FBNJ), the Corporation’s sixth banking subsidiary, entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) consenting to the issuance by the FDIC of a Consent Order (the 2015 FDIC Consent Order). In addition, on February 25, 2015, FBNJ entered into a Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the New Jersey Consent Order, and, together with the FDIC Consent Order, the 2015 Consent Orders). See Part II, Item 9B "Other Information" for additional information regarding the 2015 Consent Orders.

The 2014 Regulatory Orders and the 2015 Consent Orders (collectively, the Regulatory Orders) require, among other things, that the Corporation and its banking subsidiaries review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements.

In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program,while the Regulatory Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its subsidiary banks. Further, any failure to comply with the requirements of any of the Regulatory Orders involving the Corporation or its subsidiary banks could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its subsidiary banks, or the assessment of fines or penalties.
During the year ended December 31, 2014, the Corporation incurred approximately $8 million of outside services expense related to strengthening and enhancing the BSA/AML Compliance Program. Additional expenses and investments have been incurred as the Corporation further expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the Regulatory Orders, have had an adverse effect on the Corporation’s results of operations in recent periods and could have a material adverse effect on the Corporation’s results of operations in future periods.
As noted below, recruitment and retention of the personnel necessary to strengthen and enhance the Corporation’s BSA/AML Compliance Program can be challenging. Further, the Corporation’s employees have been required to adopt and embrace governance practices necessary to strengthen the Corporation’s risk management framework and regulatory compliance programs, which can pose additional challenges in retaining and motivating the Corporation’s employees.
Finally, due to the existence of the Regulatory Orders, some counterparties may not be permitted to, due to their internal policies, or may choose not to do business with the Corporation or its bank subsidiaries. Should counterparties which the Corporation or its bank subsidiaries rely upon for the conduct of their business become unwilling to do business with the Corporation or its bank subsidiaries, the Corporation’s results of operations and financial condition could be materially adversely effected.

Financial reform legislation continues to have a significant impact on the Corporation's business and results of operations; however, until more implementing regulations are adopted, the extent to which the legislation will impact the Corporation is uncertain.
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Act. The scope of the Dodd-Frank Act impacted many aspects of the financial services industry, and the Act requires the development and adoption of many regulations, a significant number of which have not yet been adopted or fully implemented. The effects of the Dodd-Frank Act on the financial services industry depends, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act on the timelines contemplated by such legislation has resulted in a lack of clear regulatory guidance to banks with respect to certain matters. The resulting uncertainty can cause banks to take a cautious approach to business initiatives and planning. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act.
The Corporation, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act (and its possible impact on customers' behaviors) on its business and operations and, at this stage, the extent of the impact cannot be fully determined with any degree of certainty. However, the Corporation has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks, and revised FDIC deposit insurance assessments. The Corporation has also been impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.
The Dodd-Frank Act established the CFPB. Among other things, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks during 2011. Because the CFPB is a relatively new agency, the impact on the Corporation, including its retail banking and mortgage businesses, is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect the Corporation's consumer business practices and operations, potentially resulting in increased compliance costs. Furthermore, the CFPB represents an additional source of potential enforcement or litigation against the Corporation and, as a relatively new agency with a focus on consumer protection, the CFPB may have new or different enforcement or litigation strategies than those utilized by other banking regulatory agencies. Such actions could further increase the Corporation's costs.
Pursuant to the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules, most provisions of which became effective January 10, 2014, prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay, provide certain safe harbor protections for the origination of loans that meet the requirements for a "qualified mortgage" and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Compliance with these rules will likely increase the Corporation’s overall regulatory compliance costs and required the Corporation’s bank subsidiaries to change their underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that the Corporation’s bank subsidiaries originate and may subject those subsidiaries to increased potential liability related to their residential loan origination activities. In December 2013, the CFPB issued final rules revising and integrating previously separate disclosures required under the Truth in Lending Act and the Real Estate Settlement Procedures Act in connection with closed-end consumer mortgages. These final rules will become effective August 1, 2015, and compliance with these rules will require the Corporation to adapt its systems and procedures to accommodate the use of new disclosure forms to be provided to closed-end consumer mortgage borrowers at the time of application and at the time of closing for those loans within the timeframes required under these new rules. Compliance with these new rules may increase the Corporation’s overall regulatory compliance costs. See also Part I, Item 1, "Business," "Supervision and Regulation."
Additional growth, particularly at the Corporation's largest subsidiary, Fulton Bank, N.A., would subject it to additional regulation and increased supervision.
The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Corporation's largest bank subsidiary, Fulton Bank, N.A., had $9.5 billion in assets as of December 31, 2014. Additional growth (or the consolidation of the Corporation’s subsidiary banks as discussed above) that results in Fulton Bank, N.A. having assets of $10 billion or more would subject Fulton Bank, N.A. to the following:

•	Supervision, examination and enforcement jurisdiction by the CFPB with respect to consumer financial protection laws;

•	Stress testing requirements;

•
A modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the FDIC reserve ratio to 1.35% as required by the Dodd-Frank Act;

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
STRATEGIC AND EXTERNAL RISKS.
The Corporation is in the process of transforming its business model and this transformation may not be successful.
The Corporation historically has followed a “super-community” banking strategy under which the Corporation has operated its subsidiary banks autonomously to maximize the advantages of the community banking model in serving the needs to its customers. Reliance on this model has posed challenges to the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function. As a result, over the next several years, the Corporation plans to transition to a business model that will be oriented less on geographic boundaries and more focused on alignment with the customer segments the Corporation serves.
The transformation of the Corporation’s business model may have some or all of the following unintended effects:

•	The efficiencies sought may not be achieved;

•	Some customers may not receive the change in business model in a positive manner and relationships with these customers may be jeopardized;

•
The changes in organizational structure and the evolution of the Corporation’s culture that will be required to support the transition to the new business model may lead to dissatisfaction among employees which could make it more difficult for the Corporation to retain key employees;

•	The transition to the new business model may create operational and other challenges that are disruptive to the Corporation’s business; and

•	Expenses will be incurred in the implementation of the new business model and the implementation process may distract the Corporation from the achievement of other fundamental business objectives.

The Corporation may not be able to achieve its growth plans.
The Corporation’s business plan includes the pursuit of profitable growth. Under current economic, competitive and regulatory conditions, profitable growth may be difficult to achieve due to one or more of the following factors:

•
In the current, prolonged low interest rate environment, the Corporation’s net interest margin has been compressed and it is possible that a net interest margin that is lower than historical levels could continue for some time. As a result, income growth will likely need to come from growth in the volume of earning assets, particularly loans, and an increase in non-interest income. However, customer demand and competition could make such income growth difficult to achieve;

•
In recent years, reductions in the Corporation’s provision for credit losses have had a significant favorable impact on the Corporation’s earnings, in comparison to earlier years, during which credit losses and the provision for credit losses were elevated. Significant further reductions in the provision for loan losses are not likely;

•	Operating expenses, particularly in the compliance and risk management areas, have been elevated and such expenses are unlikely to be reduced in the near future; and

•
Growth through acquisition or branching to supplement organic growth is unlikely to occur while the Regulatory Orders referenced above are in place, due to an inability to obtain the required regulatory approvals.

The competition the Corporation faces is significant and may reduce the Corporation's customer base and negatively impact the Corporation's results of operations.
There is significant competition among commercial banks in the market areas served by the Corporation. In addition, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Corporation is with respect to the products and services they provide and have different cost structures. Some of the Corporation's competitors have greater resources, higher lending limits, lower cost of funds and may offer other services not offered by the Corporation. The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.
Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, thereby potentially adversely affecting the Corporation's profitability. The Corporation's profitability depends upon its continued ability to successfully compete in the market areas it serves. See Part I, Item 1, "Business," "Competition."
If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.
In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2014, the Corporation had $530.6 million of goodwill recorded on its balance sheet. The Corporation is required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.
ECONOMIC AND CREDIT RISKS.
Difficult conditions in the economy and the capital markets may materially adversely affect the Corporation's business and results of operations.
The Corporation's results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The Corporation's financial performance is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or changes in interest rates, high unemployment, natural disasters or a combination of these or other factors.
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
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. While the Corporation believes that its allowance for credit losses as of December 31, 2014 is sufficient to cover incurred losses in the loan portfolio on that date, the Corporation may be required to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.
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
Furthermore, banking regulators may require the Corporation to make additional provisions for credit losses or otherwise recognize further loan charge-offs or impairments following their periodic reviews of the Corporation’s loan portfolio, underwriting procedures and allowance for credit losses. Any increase in the Corporation’s allowance for credit losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on the Corporation’s financial condition and results of operations. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Financial Condition - Provision and Allowance for Credit Losses."
Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk.
Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk. National, regional and local economic conditions can impact the Corporation’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, such as a substantial decline in the stock market could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation may depress the Corporation’s earnings and consequently its financial condition because:

•	borrowers may not be able to pay interest on, and repay their principal of, outstanding loans;

•	the value of the collateral securing the Corporation's loans to borrowers may decline; and

•	demand for loans, as well as and other products and services the Corporation offers, may decline.

Approximately $9.6 billion, or 73.3%, of the Corporation’s loan portfolio was in commercial loans, commercial mortgage loans, and construction loans at December 31, 2014. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on these loans often depend on the successful operation and management of businesses and properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in government regulation. See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Financial Condition - Loans."
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
As of December 31, 2014, the Corporation’s securities investments included $100.9 million of investments in student loan auction rate certificates (ARCs). Following the failures of periodic auctions for these ARCs, which began in 2008 and have continued since that time, there has not been an active market for these securities. Other than sporadic redemptions and tender offers made by the issuers of these ARCs, these securities are illiquid. Secondary market transactions involving ARCs typically represent forced liquidations or distressed sales and do not provide an accurate basis for determining their fair value. The Corporation does not have the intent to sell the ARCs and does not believe it will more likely than not be required to sell any of the ARCs prior to a recovery of their fair value to amortized cost, which may be at maturity. However, if the Corporation chose to liquidate these securities prior to their maturity, it would likely have to do so at "distressed" sale prices and would likely do so at a loss.

A portion of the Corporation's securities portfolio includes holdings of equity investments, including stocks of publicly traded financial institutions. The portfolio of publicly traded financial institutions includes shares of a single financial institution which, as of December 31, 2014, had a fair value of $30.4 million. The Corporation's holdings of this financial institution constituted approximately 72.7% of the fair value of the Corporation's aggregate holdings of publicly traded financial institutions as of that date.
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
See also Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
OPERATIONAL RISKS.
The Corporation is exposed to many types of operational and other risks and the Corporation's framework for managing risks may not be effective in mitigating risk.
The Corporation is exposed to many types of operational risk, including the risk of human error or fraud by employees and outsiders, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, computer and telecommunications systems malfunctions or failures and reliance on data that may be faulty or incomplete. In an environment characterized by continual, rapid technological change, as discussed below, when the Corporation introduces new products and services, or makes changes to its information technology systems and processes, these operational risks are increased. Any of these operational risks could result in the Corporation's diminished ability to operate one or more of its businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect the Corporation.
The Corporation’s risk management framework is subject to inherent limitations, and there may exist, or develop in the future, risks that the Corporation has not anticipated or identified. If the Corporation's risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected. The Corporation’s traditional super-community banking strategy challenges the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function.
The Corporation’s operational risks include risks associated with third-party vendors and other financial institutions.
The Corporation relies upon certain third-party vendors to provide products and services necessary to maintain its day-to-day operations, including, notably, responsibility for the core processing system that services all of the Corporation’s bank subsidiaries. For example, the Corporation's businesses are dependent on its ability to process a large number of increasingly complex transactions; a significant amount of this processing is provided to the Corporation by third-party vendors. Accordingly, the Corporation’s operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to the Corporation’s operations, which could have a material adverse effect on the Corporation’s financial condition and results of operations. Further, third-party vendor risk management has become a point of regulatory emphasis recently. A failure of the Corporation to follow applicable regulatory guidance in this area could expose the Corporation to regulatory sanctions.
The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Corporation interacts on a daily basis, and therefore could adversely affect the Corporation.
Any of these operational or other risks could result in the Corporation's diminished ability to operate one or more of its businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect the Corporation.

The Corporation’s internal controls may be ineffective.
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
The Corporation regularly collects, processes, transmits and stores significant amounts of its own confidential information, as well as confidential information regarding its customers, employees and others, that is necessary to the conduct of its business. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on behalf of the Corporation. A failure in or breach of the Corporation's operational or information security systems, or those of the Corporation's third-party service providers, as a result of cyber attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect the Corporation’s business, result in the disclosure or misuse of confidential or proprietary information, damage the Corporation’s reputation, increase the Corporation’s costs and/or cause losses and could subject the Corporation to significant regulatory consequences. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect the Corporation's systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Corporation.
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
The Corporation’s insurance includes coverage for so-called "cyber security risks." However, in the event of a breach of data security, the amount of such coverage may prove to be inadequate. Further, such insurance includes deductibles and exclusions which may result in less than full coverage for losses incurred.
The Corporation continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. Many of the Corporation’s financial institution competitors have substantially greater resources to invest in technological improvements and new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, financial condition and results of operations.
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
The Corporation’s success depends, in large part, on its ability to attract and retain skilled people. Competition for talented personnel in most activities engaged in by the Corporation can be intense, and the Corporation may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

As an example and as noted above, the Corporation is engaged in an effort to enhance its compliance and risk management functions. As many of the Corporation’s peers are engaged in similar efforts, the competition for personnel with skills in these areas can be significant and, to the extent that the Corporation is able to attract qualified personnel, the expense associated with hiring and retaining such personnel may be substantial.
RISKS RELATED TO AN INVESTMENT IN THE CORPORATION’S SECURITIES.
The Corporation's future growth may require the Corporation to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.
The Corporation is required by regulatory authorities to maintain adequate levels of capital to support its operations. In 2014, the Corporation issued subordinated debt intended to qualify as Tier 2 capital for regulatory purposes and the Corporation anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Corporation, however, may at some point choose to raise additional capital to support future growth. The Corporation's ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation's control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If the Corporation cannot raise additional capital when needed, its ability to expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Corporation's stock price, future issuances of equity securities could result in dilution of existing shareholder interests.
Capital planning has taken on more importance due to regulatory requirements and the Basel III capital standards.
Consistent with current regulatory guidance, the Corporation conducts an annual stress test using data as of September 30 of each year and different scenarios provided by the FRB, and reports the results of the stress test to the FRB by March 31 of the following year. Beginning with the results of the stress test reported to the FRB in March 2015, the Corporation will also be required to publicly disclose a summary of the results of the stress test completed under the severely adverse scenario. The Corporation's board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. The results of the stress testing process may lead the Corporation to retain additional capital or alter the mix of its capital components. In addition, the implementation of certain regulations with regard to regulatory capital could disproportionately affect the Corporation's regulatory capital position relative to that of its competitors, including those who may not be subject to the same regulatory requirements.
In 2013, the federal banking regulatory agencies implemented the U.S. Basel III Capital Rules, including: (i) new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets, (ii) increased minimum Tier 1 capital ratio (from 4.00% to 6.00% of risk-weighted assets), (iii) retention of the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets and (iv) a new "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments. As a result of the implementation of the new capital standards, certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 capital for institutions of the Corporation’s size and included in Tier 2 capital.
The fully phased-in capital standards under the U.S. Basel III Capital Rules require banks to maintain more capital than the minimum levels required under current regulatory capital standards. The new minimum regulatory capital requirements begin to apply to the Corporation on January 1, 2015. The required minimum capital conservation buffer will be phased in incrementally starting on January 1, 2016 and will be fully phased in on January 1, 2019. The failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or its bank subsidiaries or restricting the commencement of new activities, and such failure could subject the Corporation or its bank subsidiaries to a variety of enforcement remedies, including limiting the ability of the Corporation or its bank subsidiaries to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2014, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as set forth in the U.S. Basel III Capital Rules. See Part I, Item 1, "Business," "Supervision and Regulation - Capital Requirements."
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
In addition, as noted above, liquidity and capital planning at both the bank and holding company levels has become an area of increased regulatory emphasis. In recent years, the Corporation has pursued a strategy of capital management under which it has sought to deploy its capital, through stock repurchases, increased regular dividends and special dividends, in a manner that is beneficial to the Corporation’s shareholders. This capital management strategy is subject to regulatory supervision.
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
Provisions of banking laws, Pennsylvania corporate law and of the Corporation's Amended and Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire control of the Corporation or have the effect of discouraging a third party from attempting to acquire control of the Corporation. To the extent that these provisions discourage such a transaction, holders of the Corporation's common stock may not have an opportunity to dispose of part or all of their stock at a higher price than that prevailing in the market. These provisions may also adversely affect the market price of the Corporation’s stock. In addition, some of these provisions make it more difficult to remove, and thereby may serve to entrench, the Corporation's incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.
Certain provisions of Pennsylvania corporate law applicable to the Corporation’s and the Corporation's Amended and Restated Articles of Incorporation and Bylaws include provisions which may be considered to be "anti-takeover" in nature because they may have the effect of discouraging or making more difficult the acquisition of control of the Corporation by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. These provisions are intended to protect the Corporation's shareholders by providing a measure of assurance that the Corporation's shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of the other shareholders. However, the anti-takeover provisions set forth in the Corporation's Amended and Restated Articles of Incorporation and Bylaws, taken as a whole, may discourage a hostile tender offer, exchange offer, proxy solicitation or similar transaction relating to the Corporation's common stock.
The ability of a third party to acquire the Corporation is also limited under applicable banking regulations. The BHCA requires any "bank holding company" (as defined in that Act) to obtain the approval of the FRB prior to acquiring more than 5% of the Corporation’s outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the FRB to acquire 10% or more of the Corporation’s outstanding common stock under the Change in Bank Control Act of 1978 and, under certain circumstances, such approvals are required at an even lower ownership percentage. Any holder of 25% or more of the Corporation’s outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA. In addition, the delays associated with obtaining necessary regulatory approvals for acquisitions of interests in bank holding companies also tend to make more difficult certain acquisition structures, such as a tender offer. While these provisions do not prohibit an acquisition, they would likely act as a deterrent factor to an unsolicited takeover attempt.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2014. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	45	70	115
Fulton Bank of New Jersey	38	32	70
The Columbia Bank	9	24	33
Lafayette Ambassador Bank	5	16	21
FNB Bank, N.A.	6	2	8
Swineford National Bank	5	2	7
Total	108	146	254

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

(1)
Includes approximately 100,000 square feet which is owned by an independent third party who financed the construction through a loan from Fulton Bank, N.A. The Corporation is leasing this space from the third party in an arrangement accounted for as a capital lease. The lease term expires in 2027. The Corporation owns the remainder of the Corporate Headquarters location. This property also includes a Fulton Bank, N.A. branch, which is included in the preceding table.

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

Regulatory Matters

In July 2014, three wholly owned banking subsidiaries of the Corporation, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order with their primary federal banking regulatory agency, the Office of the Comptroller of the Currency (OCC), consenting to the issuance by the OCC of a Consent Order (collectively, together with each Stipulation and Consent to the Issuance of a Consent Order, the OCC Consent Orders).

The OCC Consent Orders relate to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the BSA/AML Compliance Program), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements), as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on July 18, 2014. The OCC Consent Orders require, among other things, that the banking subsidiaries review, assess and take actions to strengthen and enhance their the BSA/AML Compliance Program, including elements of the BSA/AML Compliance Program relating to: internal controls designed to ensure compliance with the BSA/AML Requirements; the periodic risk assessment process relating to the BSA/AML Requirements; customer due diligence procedures; enhanced due diligence procedures for higher-risk customers; procedures for monitoring for, identifying, investigating and reporting suspicious activity, or known or suspected violations of law; the qualifications and sufficiency of staff responsible for carrying out the BSA/AML Compliance Program; and training related to the BSA/AML Requirements.

In September 2014, the Corporation and its wholly owned banking subsidiary, Lafayette Ambassador Bank (Lafayette), entered into a Cease and Desist Order Issued Upon Consent (the Cease and Desist Order) with their primary federal banking regulatory agency, the Board of Governors of the Federal Reserve System (the FRB), as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on September 9, 2014. The Cease and Desist Order relates to identified deficiencies in the BSA/AML Compliance Program, which was designed to comply with the BSA/AML Requirements. The requirements of the Cease and Desist Order are similar to the requirements of the OCC Consent Orders. In addition, the Cease and Desist Order requires, among other things, that the Corporation engage an independent third-party firm to conduct a comprehensive assessment of the BSA/AML Compliance Program, and that Lafayette engage an independent third-party firm to conduct a retrospective review of account and transaction activity from January 1, 2014 to June 30, 2014 associated with high-risk customers to determine whether suspicious activity was properly identified and reported in accordance with the BSA/AML Requirements. Based on the results of this transaction review, the FRB may require a review of transactions for additional time periods.

As disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on December 29, 2014, in December 2014, The Columbia Bank (Columbia), a wholly-owned banking subsidiary of the Corporation, entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) consenting to the issuance by the FDIC of a Consent Order (the FDIC Consent Order). In addition, Columbia entered into a Stipulation and Consent to the Issuance of a Consent Order with the Commissioner of Financial Regulation for the State of Maryland (the Commissioner), consenting to the issuance by the Commissioner of a Consent Order, and an Acknowledgement of Adoption of FDIC Consent Order by the Commissioner of Financial Regulation, pursuant to which, the Commissioner and Columbia agreed that, upon issuance of the FDIC Consent Order, the FDIC Consent Order shall be binding between the Commissioner and Columbia with the same legal effect as if the Commissioner had issued a separate Consent Order that included all of the provisions of the FDIC Consent Order. The FDIC Consent Order relates to identified deficiencies in the BSA/AML Compliance Program, which was designed to comply with the BSA/AML Requirements. The requirements of the FDIC Consent Order are similar to the requirements of the OCC Consent Orders and the Cease and Desist Order. In addition, the FDIC Consent Order requires, among other things, that: (i) the Board of Directors of Columbia designate a permanent, qualified and experienced Bank Secrecy Act officer that: is acceptable to the FDIC and the Commissioner; reports monthly to the Board of Directors of Columbia; and is provided with sufficient authority and resources to implement the BSA/AML Compliance Program; and (ii) Columbia conduct a retrospective review of currency transaction aggregation reports and Currency Transaction Reports from May 1, 2013 through the effective date of the FDIC Consent Order to determine whether transactions by a common conductor were properly identified and reported.

On February 25, 2015, Fulton Bank of New Jersey (FBNJ), the Corporation’s sixth wholly owned banking subsidiary, entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the 2015 FDIC Consent Order). In addition, on February 25, 2015, FBNJ entered into a Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the New Jersey Consent Order and, together with the FDIC Consent Order, the 2015 Consent Orders). The 2015 Consent Orders impose substantially identical requirements and relate to identified deficiencies in the BSA/AML Compliance Program, which was designed to comply with the BSA/AML Requirements. The requirements of the 2015 Consent Orders are similar to the requirements of the FDIC Consent Order, except that FBNJ is required to review and enhance its periodic risk assessment process relating to the BSA/AML Requirements, and FBNJ is not required to conduct a retrospective review of past currency transaction aggregation reports and Currency Transaction Reports. See Part II, Item 9B "Other Information" for additional information regarding the 2015 Consent Orders.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2014, the Corporation had 178.9 million shares of $2.50 par value common stock outstanding held by approximately 36,000 holders of record. The closing price per share of the Corporation’s common stock on December 31, 2014 was $12.36. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2014 and 2013:

	Price Range		Per Share Dividend
	High	Low
2014
First Quarter	$13.18	$11.73	$0.08
Second Quarter	13.16	11.35	0.08
Third Quarter	12.71	11.05	0.08
Fourth Quarter	12.67	10.43	0.10
2013
First Quarter	$11.91	$9.78	$0.08
Second Quarter	11.91	10.30	0.08
Third Quarter	13.08	11.23	0.08
Fourth Quarter	13.40	11.50	0.08
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s Amended and Restated Equity and Cash Incentive Compensation Plan and the number of securities remaining available for future issuance under the Corporation's Amended and Restated Equity and Cash Incentive Compensation Plan, the 2011 Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2014:

Plan Category	Equity compensation plans approved by security holders	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (1)
Equity compensation plans approved by security holders	4,302,464	$12.89	14,004,874
Equity compensation plans not approved by security holders	—	N/A	—
Total	4,302,464	$12.89	14,004,874

(1) Consists of 11,393,846 shares that may be awarded under the Amended and Restated Equity and Cash Incentive Compensation Plan, 409,749 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 2,201,279 of shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2014 as the number of shares to be purchased is indeterminable until the time shares are issued.

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

	Year Ending December 31
Index	2009	2010	2011	2012	2013	2014
Fulton Financial Corporation	$100.00	$120.02	$116.25	$117.33	$164.07	$159.38
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
NASDAQ Bank Index	$100.00	$114.16	$102.17	$121.26	$171.86	$180.31

Issuer Purchases of Equity Securities

The following table presents the Corporation's monthly repurchases of its common stock during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	—	—	—	—
November 1, 2014 to November 30, 2014	6,509,357	$12.29	6,509,357	1,627,340
December 1, 2014 to December 31,2014	—	—	—	1,627,340

In November 2014, the Corporation entered into an accelerated share repurchase agreement (ASR) with a third party to repurchase $100 million of shares of its common stock. Under the terms of the ASR, the Corporation paid $100 million to the third party in November 2014 and received an initial delivery of 6.5 million shares, representing 80% of the shares expected to be delivered under the ASR, based on the closing price for the Corporation’s shares on November 13, 2014. The final number of shares of to be repurchased under the ASR will depend upon the daily volume-weighted average prices of the Corporation’s shares, less a discount, over the term of the ASR. The ASR contains customary terms for such transactions, including mechanisms to determine the number of shares or the amount of cash that will be delivered at settlement, circumstances under which adjustments may be made to the transaction, circumstances under which the transaction may be terminated prior to its scheduled maturity and customary representations and warranties made by the parties. Final settlement of the ASR is scheduled for no later than April 17, 2015, and may occur earlier at the option of the third party.

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2014	2013	2012	2011	2010
SUMMARY OF INCOME
Interest income	$596,078	$609,689	$647,496	$693,698	$745,373
Interest expense	81,211	82,495	103,168	133,538	186,627
Net interest income	514,867	527,194	544,328	560,160	558,746
Provision for credit losses	12,500	40,500	94,000	135,000	160,000
Investment securities gains, net	2,041	8,004	3,026	4,561	701
Non-interest income, excluding investment securities gains	165,338	179,660	207,171	182,932	181,548
Gain on sale of Global Exchange Division	—	—	6,215	—	—
Non-interest expense	459,246	461,433	449,294	416,242	408,254
Income before income taxes	210,500	212,925	217,446	196,411	172,741
Income taxes	52,606	51,085	57,601	50,838	44,409
Net income	157,894	161,840	159,845	145,573	128,332
Preferred stock dividends and discount accretion	—	—	—	—	(16,303)
Net income available to common shareholders	$157,894	$161,840	$159,845	$145,573	$112,029
PER COMMON SHARE
Net income (basic)	$0.85	$0.84	$0.80	$0.73	$0.59
Net income (diluted)	0.84	0.83	0.80	0.73	0.59
Cash dividends	0.34	0.32	0.30	0.20	0.12
RATIOS
Return on average assets	0.93%	0.96%	0.98%	0.90%	0.78%
Return on average common shareholders’ equity	7.62	7.88	7.79	7.45	6.29
Return on average tangible common shareholders’ equity (1)	10.31	10.76	10.73	10.54	9.39
Net interest margin	3.39	3.50	3.76	3.90	3.80
Efficiency ratio (1)	65.65	63.39	57.61	54.27	53.32
Dividend payout ratio	40.48	38.55	37.50	27.40	20.34
PERIOD-END BALANCES
Total assets	$17,124,767	$16,934,634	$16,533,097	$16,375,174	$16,280,005
Investment securities	2,323,371	2,568,434	2,721,082	2,596,347	2,763,951
Loans, net of unearned income	13,111,716	12,782,220	12,146,971	11,971,223	11,935,128
Deposits	13,367,506	12,491,186	12,484,163	12,535,015	12,396,641
Short-term borrowings	329,719	1,258,629	868,399	597,033	674,077
Federal Home Loan Bank (FHLB) advances and long-term debt	1,139,413	883,584	894,253	1,040,149	1,119,450
Shareholders’ equity	1,996,665	2,063,187	2,081,656	1,992,539	1,880,389
AVERAGE BALANCES
Total assets	$16,959,507	$16,811,337	$16,257,776	$16,114,343	$16,436,457
Investment securities	2,480,454	2,718,174	2,766,552	2,637,130	2,856,171
Loans, net of unearned income	12,885,180	12,578,524	11,968,567	11,906,447	11,960,262
Deposits	12,867,663	12,473,184	12,392,580	12,455,065	12,351,190
Short-term borrowings	832,839	1,196,323	690,883	495,791	587,602
FHLB advances and long-term debt	965,601	889,461	933,727	1,034,475	1,326,449
Shareholders’ equity	2,071,640	2,053,821	2,050,994	1,953,396	1,977,166

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

	2014	2013	2012	2011	2010
	(in thousands, except per share data and percentages)
Return on average common shareholders' equity (tangible)
Net income	$157,894	$161,840	$159,845	$145,573	$112,029
Plus: Intangible amortization, net of tax	818	1,584	1,970	2,767	3,406
Numerator	$158,712	$163,424	$161,815	$148,340	$115,435

Average common shareholders' equity	$2,071,640	$2,053,821	$2,050,994	$1,953,396	$1,780,148
Less: Average goodwill and intangible assets	(532,425)	(534,431)	(542,600)	(545,920)	(550,271)
Average tangible shareholders' equity (denominator)	$1,539,215	$1,519,390	$1,508,394	$1,407,476	$1,229,877

Return on average common shareholders' equity (tangible), annualized	10.31%	10.76%	10.73%	10.54%	9.39%

Efficiency ratio
Non-interest expense	$459,246	$461,433	$449,294	$416,242	$408,254
Less: Intangible amortization	(1,259)	(2,438)	(3,031)	(4,257)	(5,240)
Numerator	$457,987	$458,995	$446,263	$411,985	$403,014

Net interest income (fully taxable equivalent) (1)	$532,322	$544,474	$561,190	$576,232	$574,257
Plus: Total Non-interest income	167,379	187,664	216,412	187,493	182,249
Less: Investment securities gains, net	(2,041)	(8,004)	(3,026)	(4,561)	(701)
Denominator	$697,660	$724,134	$774,576	$759,164	$755,805

Efficiency ratio	65.65%	63.39%	57.61%	54.27%	53.32%

Non-performing assets to tangible common shareholders' equity and allowance for credit losses
Non-performing assets (numerator)	$150,504	$169,329	$237,199	$317,331	$361,731

Tangible common shareholders' equity	$1,464,862	$1,530,111	$1,546,093	$1,448,330	$1,332,410
Plus: Allowance for credit losses	185,931	204,917	225,439	258,177	275,498
Tangible common shareholders' equity and allowance for credit losses (denominator)	$1,650,793	$1,735,028	$1,771,532	$1,706,507	$1,607,908
Non-performing assets to tangible common shareholders' equity and allowance for credit losses	9.12%	9.76%	13.39%	18.60%	22.50%

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions which are intended to identify forward-looking statements.  Statements relating to the "outlook" or "outlook for 2015" contained herein are forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond the Corporation's control and ability to predict, that could cause actual results to differ materially from those expressed in the forward-looking statements. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•	the effects of market interest rates, and the relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the Corporation’s ability to manage liquidity, both at the holding company level and at its subsidiary banks;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

•	the potential for negative consequences from regulatory violations, including potential supervisory actions and the assessment of fines and penalties;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement orders by federal and state bank regulatory agencies requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

•	the Corporation’s ability to manage the uncertainty associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	the effects of negative publicity on the Corporation’s reputation;

•	the Corporation’s ability to successfully transform its business model;

•	the Corporation’s ability to achieve its growth plans;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the impact of adverse conditions in the economy and capital markets on the performance of the Corporation’s loan portfolio and demand for the Corporation’s products and services;

•
increases in non-performing assets, which may require the Corporation to increase the allowance for credit losses, charge off loans and incur elevated collection and carrying costs related to such non-performing assets;

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•
the impact of operational risks, including the risk of human error, inadequate or failed internal processes and systems, computer and telecommunications systems failures, faulty or incomplete data and an inadequate risk management framework;

•	the impact of failures of third parties upon which the Corporation relies to perform in accordance with contractual arrangements;

•	the failure or circumvention of the Corporation’s system of internal controls;

•	the loss of, or failure to safeguard, confidential or proprietary information;

•	the Corporation’s failure to identify and to address cyber-security risks;

•	the Corporation’s ability to keep pace with technological changes;

•	the Corporation’s ability to attract and retain talented personnel;

•
capital and liquidity strategies, including the Corporation’s ability to comply with applicable capital and liquidity requirements, and the Corporation’s ability to generate capital internally or raise capital on favorable terms;

•	the Corporation’s reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions; and

•	the effects of any downgrade in the Corporation’s credit ratings on its borrowing costs or access to capital markets.

OVERVIEW AND OUTLOOK
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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2014	2013
Net income (in thousands)	$157,894	$161,840
Diluted net income per share	$0.84	$0.83
Return on average assets	0.93%	0.96%
Return on average equity	7.62%	7.88%
Return on average tangible equity (1)	10.31%	10.76%
Net interest margin (2)	3.39%	3.50%
Efficiency ratio (1)	65.65%	63.39%

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

Highlights of 2014 included diluted earnings per share growth, average loan and core deposit growth, asset quality improvements, a decrease in non-interest expenses and continued strong capital levels despite revenue growth challenges resulting primarily from the persistent low interest rate environment. Details were as follows:

•
Net Income Per Share Growth - Diluted net income per share increased $0.01, or 1.2%, to $0.84 per diluted share, compared to $0.83 in 2013. This increase was due to a 7.2 million, or 3.7%, decrease in weighted average diluted shares outstanding as net income decreased $3.9 million, or 2.4%, in comparison to 2013. The decrease in net income was driven largely by a $12.3 million, or 2.3%, decrease in net interest income, a $20.3 million, or 10.8%, decrease in non-interest income, mainly in mortgage banking income, partially offset by a $28.0 million, or 69.1%, decrease in the provision for credit losses and a $2.2 million, or 0.5%, decrease in non-interest expense.

•
Loan Growth and Net Interest Margin Compression - Average loans increased $306.7 million, or 2.4%, in comparison to 2013, with notable increases in commercial mortgages, residential mortgages and construction loans. The Corporation's loan growth occurred throughout most of its markets and after a slow weather-related start to 2014, full-year loan growth was modest and ended just short of the Corporation's targeted 2014 growth rate of 3% to 7%. The Corporation's outlook for 2015 anticipates an annual average loan growth rate of 3% to 7%.

During 2014, net interest margin compression continued at a modest pace, decreasing 11 basis points to 3.39% in 2014 from 3.50% in 2013. Net interest margin compression resulted from the decline in yields on interest-earning assets as the cost of interest-bearing liabilities was unchanged in comparison to 2013. The Corporation anticipates that net interest margin compression will continue in 2015, at a rate of 0 to 4 basis points per quarter, on average, based on the current interest rate environment.

•
Asset Quality - Overall asset quality improved in 2014, with decreases in non-performing loans, net charge-offs and overall delinquency levels resulting in a 69.1% decrease in the provision for credit losses to $12.5 million. It is expected that this modest provision for credit losses will continue for 2015, although provisions could be impacted by the performance of individual credits.

•
Core Deposit Growth - Average demand and savings deposit accounts increased $530.7 million, or 5.7%, in comparison to 2013. Overall average deposit growth outpaced loan growth, which enhanced the Corporation's funding position by reducing the average loan-to-deposit ratio to 100.1% for the year ended December 31, 2014. Annual average growth in deposits during 2015 is expected to be in the range of 3% to 7%.

•
Non-Interest Income - Non-interest income decreased $20.3 million, or 10.8%, in comparison to 2013, driven by a $13.5 million, or 44.2%, decrease in mortgage banking income, due primarily to lower volumes, a $6.1 million, or 21.5%, decrease in overdraft fees, and a $6.0 million, or 74.5%, decrease in gains on sales of investment securities. Barring any regulatory intervention on products or pricing, in 2015 the Corporation anticipates an annual mid- to high single digit annual growth rate in non-interest income, excluding the impact of securities gains. This forecasted growth is based on an expected increase in mortgage banking income as well as higher fee income generated from growing deposit balances.

•
Non-Interest Expense - Non-interest expense decreased $2.2 million, or 0.5%, in comparison to 2013 driven largely by decreases in other real estate owned and operating risk loss and the impact of certain cost savings initiatives implemented in early 2014. Partially offsetting these decreases was an increase in outside consulting services related to the regulatory compliance and risk management efforts discussed in further detail below.

In 2014, the Corporation implemented a series of initiatives which reduced non-interest expenses in 2014 by approximately $7 million, or an annualized rate of approximately $8 million. These initiatives included the consolidation of 13 branches, streamlining of subsidiary bank management structures and other employee compensation and benefit reductions.

The branch consolidations resulted in the transfer of deposits, employees and other branch resources to existing branch locations. During 2014, implementation costs incurred totaled $2.1 million, consisting mainly of lease termination costs and the write-off of leasehold improvements. Total expense reductions realized in 2014 as a result of the branch consolidations were approximately $2.4 million.

The streamlining of subsidiary bank management structures resulted in the elimination of five subsidiary bank divisional executive positions, while other employee compensation and benefit reductions were realized from changes to certain employee benefits plans, most notably an amendment to the postretirement benefits plan (Postretirement Plan). During 2014, $1.1 million of net implementation gains were recognized from these actions.

The Corporation has begun to implement additional cost savings initiatives for 2015, including the consolidation of 9 branches and compensation and benefit reductions, projected to reduce non-interest expense by approximately $4.6 million annually. Implementation costs associated with these initiatives are projected to be $1.7 million. The outlook for 2015 anticipates annual non-interest expense growth in the low-single digit rate, reflecting higher staffing costs, which will be largely offset by the impact of cost savings initiatives and lower outside services expense.

•
Compliance, Risk Management and Information Technology Infrastructures - In recent years, a combination of financial reform legislation and heightened scrutiny by banking regulators have significantly increased expectations regarding what constitutes an effective risk and compliance management infrastructure. To keep pace with these expectations, the Corporation has invested considerable resources in initiatives designed to strengthen its risk management framework and regulatory compliance programs, including those designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements).

Nonetheless, during 2014, the Corporation and five of its banking subsidiaries became subject to regulatory enforcement orders issued by banking regulatory agencies relating to identified deficiencies in a largely centralized compliance program (the BSA/AML Compliance Program) designed to comply with the BSA/AML Requirements (the 2014 Regulatory Orders). The 2014 Regulatory Orders are described in Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014, September 9, 2014, and December 29, 2014.

On February 25, 2015, Fulton Bank of New Jersey (FBNJ), the Corporation’s sixth banking subsidiary, entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) consenting to the issuance by the FDIC of a Consent Order (the 2015 FDIC Consent Order). In addition, on February 25, 2015, FBNJ entered into a Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the New Jersey Consent Order and, together with the FDIC Consent Order, the 2015 Consent Orders). See Part II, Item 9B "Other Information" for additional information regarding the 2015 Consent Orders.

The 2014 Regulatory Orders and the 2015 Consent Orders (collectively, the Regulatory Orders) require, among other things, that the Corporation and its banking subsidiaries review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements.

In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Regulatory Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its subsidiary banks. Further, any failure to comply with the requirements of any of the Regulatory Orders involving the Corporation or its subsidiary banks could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its subsidiary banks, or the assessment of fines or penalties.
During the year ended December 31, 2014 the Corporation incurred approximately $8 million of outside services expense related to strengthening and enhancing the BSA/AML Compliance Program. Additional expenses and investments have been incurred as the Corporation further expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the Regulatory Orders, have had an adverse effect on the Corporation’s results of operations in recent periods and could have a material adverse effect on the Corporation’s results of operations in future periods.

•
Capital Management - During 2014, the Corporation repurchased 8.0 million shares of its common stock for a total cost of $95.3 million. In addition, in November 2014 the Corporation issued $100.0 million in subordinated debt and contemporaneously entered into an accelerated share repurchase agreement (ASR) with a third party to repurchase $100.0 million of its common stock. Final settlement of the ASR is scheduled for no later than April 17, 2015, and may occur earlier at the option of the third party. For more details on the ASR see Note N, "Shareholders' Equity," in the Notes to Consolidated Financial Statements.

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
The Corporation’s allowance for loan losses includes: 1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification (FASB ASC) Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20.
Management's estimate of incurred losses in the loan portfolio is based on a methodology that includes the following critical judgments:

•
Identification of potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loan.

The Corporation does not assign internal risk ratings for residential mortgages, home equity loans, consumer loans, lease receivables, and construction loans to individuals secured by residential real estate, as these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk through the monitoring of delinquency status.

•
Proper collateral valuation of impaired loans evaluated for impairment under FASB ASC Section 310-10-35. Substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than or equal to $1.0 million are measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.

For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected sale prices. For collateral-dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated state certified third-party appraisals for impaired loans secured predominately by real estate every 12 months.
When updated certified appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated a strong loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.

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
A loss rate is calculated for each pool through a migration analysis based on historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss given default. The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

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
See Note R, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for the disclosures required by FASB ASC Topic 820.
New Accounting Standards

For a description of new accounting standards issued, but not yet adopted by the Corporation, see Note A, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, under the subheading "New Accounting Standards."

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
The following table provides a comparative average balance sheet and net interest income analysis for 2014 compared to 2013 and 2012. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2014			2013			2012
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$12,885,180	$542,540	4.21%	$12,578,524	$552,427	4.39%	$11,968,567	$575,534	4.81%
Taxable investment securities (3)	2,189,510	50,651	2.31	2,391,650	54,321	2.27	2,401,343	67,349	2.80
Tax-exempt investment securities (3)	261,825	13,810	5.27	285,174	14,577	5.11	287,763	15,942	5.54
Equity securities (3)	33,957	1,728	5.09	38,722	1,829	4.72	35,151	1,639	4.66
Total investment securities	2,485,292	66,189	2.66	2,715,546	70,727	2.60	2,724,257	84,930	3.12
Loans held for sale	17,524	786	4.49	36,561	1,551	4.24	54,351	2,064	3.80
Other interest-earning assets	314,345	4,018	1.28	229,444	2,264	0.99	207,415	1,830	0.88
Total interest-earning assets	15,702,341	613,533	3.91	15,560,075	626,969	4.03	14,954,590	664,358	4.45
Noninterest-earning assets:
Cash and due from banks	177,664			207,931			234,494
Premises and equipment	224,903			226,041			219,236
Other assets (3)	1,049,765			1,037,338			1,099,616
Less: Allowance for loan losses	(195,166)			(220,048)			(250,160)
Total Assets	$16,959,507			$16,811,337			$16,257,776
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,013,879	$3,793	0.13%	$2,822,583	$3,656	0.13%	$2,560,831	$4,187	0.16%
Savings deposits	3,431,957	4,298	0.13	3,363,943	4,096	0.12	3,356,070	6,002	0.18
Time deposits	2,992,920	27,019	0.90	3,129,162	29,018	0.93	3,717,556	46,706	1.26
Total interest-bearing deposits	9,438,756	35,110	0.37	9,315,688	36,770	0.39	9,634,457	56,895	0.59
Short-term borrowings	832,839	1,608	0.19	1,196,323	2,420	0.20	690,883	1,068	0.15
Long-term debt	965,601	44,493	4.61	889,461	43,305	4.87	933,727	45,205	4.84
Total interest-bearing liabilities	11,237,196	81,211	0.72	11,401,472	82,495	0.72	11,259,067	103,168	0.92
Noninterest-bearing liabilities:
Demand deposits	3,428,907			3,157,496			2,758,123
Other	221,764			198,548			189,592
Total Liabilities	14,887,867			14,757,516			14,206,782
Shareholders’ equity	2,071,640			2,053,821			2,050,994
Total Liabilities and Shareholders' Equity	$16,959,507			$16,811,337			$16,257,776
Net interest income/net interest margin (FTE)		532,322	3.39%		544,474	3.50%		561,190	3.76%
Tax equivalent adjustment		(17,455)			(17,280)			(16,862)
Net interest income		$514,867			$527,194			$544,328
(1)Includes dividends earned on equity securities.
(2)Includes non-performing loans.
(3)Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2014 vs. 2013 Increase (decrease) due to change in			2013 vs. 2012 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$13,262	$(23,149)	$(9,887)	$28,390	$(51,497)	$(23,107)
Taxable investment securities	(4,661)	991	(3,670)	(271)	(12,757)	(13,028)
Tax-exempt investment securities	(1,221)	454	(767)	(142)	(1,223)	(1,365)
Equity securities	(235)	134	(101)	169	21	190
Loans held for sale	(849)	84	(765)	(734)	221	(513)
Other interest-earning assets	975	779	1,754	205	229	434
Total interest income	$7,271	$(20,707)	$(13,436)	$27,617	$(65,006)	$(37,389)
Interest expense on:
Demand deposits	$243	$(106)	$137	$399	$(930)	$(531)
Savings deposits	84	118	202	14	(1,920)	(1,906)
Time deposits	(1,242)	(757)	(1,999)	(6,663)	(11,025)	(17,688)
Short-term borrowings	(706)	(106)	(812)	950	402	1,352
Long-term debt	3,585	(2,397)	1,188	(2,154)	254	(1,900)
Total interest expense	$1,964	$(3,248)	$(1,284)	$(7,454)	$(13,219)	$(20,673)

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2014 to 2013

FTE net interest income decreased $12.3 million, or 2.3%, to $514.9 million in 2014. Net interest margin decreased 11 basis points, or 3.1%, to 3.39% in 2014 from 3.50% in 2013.

FTE interest income decreased $13.4 million, or 2.1%, as average yields on interest earning assets decreased 12 basis points. This decrease in yields resulted in a $20.7 million decrease in FTE interest income, partially offset by a $7.3 million increase in FTE interest income as a result of a $142.3 million, or 0.9%, increase in average interest-earning assets.

Average investment securities decreased $230.3 million, or 8.5%, in comparison to 2013 as portfolio cash flows were not fully reinvested. The average yield on investment securities increased 6 basis points, or 2.3%, to 2.66% in 2014 from 2.60% in 2013. A $5.5 million, or 45.1%, decrease in net premium amortization on mortgage-backed securities and collateralized mortgage obligations had an 18 basis point positive impact on the yield, partially offset by the impact of purchases of mortgage-backed securities and collateralized mortgage obligations at yields that were lower than the overall portfolio yield and a 3 basis point reduction in yields due to the accelerated discount accretion on the redemption of $50.2 million of student loan auction rate certificates (ARCs) during 2014.

Average loans and average FTE yields, by type, are summarized in the following table:

	2014		2013		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$5,117,433	4.38%	$4,864,460	4.65%	$252,973	5.2%
Commercial - industrial, financial and agricultural	3,659,059	3.94	3,680,772	4.11	(21,713)	(0.6)
Real estate - home equity	1,738,449	4.17	1,734,622	4.22	3,827	0.2
Real estate - residential mortgage	1,355,876	3.95	1,312,127	4.13	43,749	3.3
Real estate - construction	631,968	4.04	591,540	4.11	40,428	6.8
Consumer	277,853	5.11	299,127	4.87	(21,274)	(7.1)
Leasing and other	104,542	8.40	95,876	8.95	8,666	9.0
Total	$12,885,180	4.21%	$12,578,524	4.39%	$306,656	2.4%

The $231.3 million, or 2.7%, increase in commercial loans and commercial mortgages was attributable to both new and existing customers. The $43.7 million, or 3.3%, increase in residential mortgages was due to the Corporation retaining certain 15-year fixed rate residential mortgages in portfolio.

Construction loans increased $40.4 million, or 6.8%. Beginning in 2009 through 2013, the Corporation reduced its exposure in its construction portfolio, however, during 2014 it has experienced growth in the construction portfolio in the Pennsylvania, Maryland and Delaware markets. Average consumer loans decreased $21.3 million, or 7.1%, as a result of a $28.1 million, or 18.2%, decrease in direct consumer loans, partially offset by an increase of $6.8 million, or 4.6%, in indirect vehicle loans.

The average yield on loans during 2014 of 4.21% represented an 18 basis point, or 4.1%, decrease in comparison to 2013. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, the renegotiation of certain existing loans to commercial borrowers to eliminate interest rate floors and new loan production at rates lower than the overall portfolio yield.

Average other interest-earning assets increased $84.9 million, or 37.0%, primarily due to a transfer of approximately $170 million in clearing account balances from non-interest earning assets to low-yielding Federal Reserve Bank accounts in the fourth quarter of 2014, as a result of the Corporation changing its provider of check clearing services. The average yield on other interest-earning assets increased 29 basis points, or 29.3%, due to increases in dividends on Federal Home Loan Bank stock. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank.  Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the FHLB). As of December 31, 2014, the Corporation held $45.7 million of FHLB stock. Dividends have increased in recent years as the FHLB has emerged from the effects of the economic downturn.

Interest expense decreased $1.3 million, or 1.6%, to $81.2 million in 2014 from $82.5 million in 2013. Although the total cost of interest-bearing liabilities was unchanged at 72 basis points, interest expense decreased $3.2 million due to a change in the overall funding mix. Total average interest-bearing liabilities decreased $164.3 million, or 1.4%; however, the shift from lower-cost, short-term borrowings to higher-cost, long-term debt and non-maturity deposits created a $2.0 million increase in interest expense as a result of the Corporation's continuing efforts to lengthen maturities and lock in longer-term rates.

Average deposits and interest rates, by type, are summarized in the following table:

	2014		2013		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,428,907	—%	$3,157,496	—%	$271,411	8.6%
Interest-bearing demand	3,013,879	0.13	2,822,583	0.13	191,296	6.8
Savings	3,431,957	0.13	3,363,943	0.12	68,014	2.0
Total demand and savings	9,874,743	0.08	9,344,022	0.08	530,721	5.7
Time deposits	2,992,920	0.90	3,129,162	0.93	(136,242)	(4.4)
Total deposits	$12,867,663	0.27%	$12,473,184	0.29%	$394,479	3.2%

The $530.7 million, or 5.7%, increase in average total demand and savings account balances was primarily due to a $256.7 million, or 8.1%, increase in business account balances, a $200.2 million, or 4.5%, increase in personal account balances, and a $93.7 million, or 5.5%, increase in municipal account balances. The $136.2 million, or 4.4%, decrease in time deposits occurred in accounts with balances less than $100,000 across most original maturity terms.
The average cost of interest-bearing deposits decreased 2 basis points, or 5.1%, to 0.37% in 2014 from 0.39% in 2013 primarily due to a decrease in higher-cost time deposits and an increase in lower-cost, interest-bearing savings and demand balances.
Average borrowings and interest rates, by type, are summarized in the following table:

	2014		2013		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$197,432	0.10%	$186,851	0.11%	$10,581	5.7%
Customer short-term promissory notes	88,670	0.06	98,882	0.05	(10,212)	(10.3)
Total short-term customer funding	286,102	0.08	285,733	0.09	369	0.1
Federal funds purchased	285,169	0.20	612,803	0.23	(327,634)	(53.5)
Short-term FHLB advances (1)	261,568	0.29	297,787	0.24	(36,219)	(12.2)
Total short-term borrowings	832,839	0.19	1,196,323	0.20	(363,484)	(30.4)
Long-term debt:
FHLB Advances	583,893	3.79	519,876	4.14	64,017	12.3
Other long-term debt	381,708	5.86	369,585	5.90	12,123	3.3
Total long-term debt	965,601	4.61	889,461	4.87	76,140	8.6
Total	$1,798,440	2.56%	$2,085,784	2.19%	$(287,344)	(13.8)%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings decreased $363.5 million, or 30.4%, primarily in Federal funds purchased due to an improvement in the Corporation's funding position as increases in average deposits and decreases in average investments outpaced the growth in average loans. The $76.1 million increase in long-term debt was due to additional long-term FHLB advances as longer-term rates were locked and durations extended to manage interest rate risk. The average cost of total borrowings increased 37 basis points, or 16.9%, to 2.56% in 2014 from 2.19% in 2013, primarily due to the Corporation's continuing efforts to lengthen maturities and lock in longer-term rates.

Comparison of 2013 to 2012

FTE net interest income decreased $16.7 million, or 3.0%, to $544.5 million in 2013. Net interest margin decreased 26 basis points, or 6.9%, to 3.50% in 2013 from 3.76% in 2012.

FTE interest income decreased $37.4 million, or 5.6%. A 42 basis point, or 9.4%, decrease in yields on interest-earning assets resulted in a $65.0 million decrease in interest income, partially offset by a $27.6 million increase in FTE interest income as a result of a $605.5 million, or 4.0%, increase in average interest-earning assets.

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

Average loans and average FTE yields, by type, are summarized in the following table:

	2013		2012		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$4,864,460	4.65%	$4,619,587	5.14%	$244,873	5.3%
Commercial - industrial, financial and agricultural	3,680,772	4.11	3,551,056	4.48	129,716	3.7
Real estate - home equity	1,734,622	4.22	1,605,088	4.46	129,534	8.1
Real estate - residential mortgage	1,312,127	4.13	1,185,928	4.58	126,199	10.6
Real estate - construction	591,540	4.11	620,166	4.20	(28,626)	(4.6)
Consumer	299,127	4.87	307,746	5.53	(8,619)	(2.8)
Leasing and other	95,876	8.95	78,996	12.93	16,880	21.4
Total	$12,578,524	4.39%	$11,968,567	4.81%	$609,957	5.1%
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
The average cost of interest-bearing deposits decreased 20 basis points, or 33.9%, to 0.39% in 2013 from 0.59% in 2012 primarily due to a decrease in higher cost time deposits and an increase in lower cost interest-bearing savings and demand balances. Also contributing to the decrease in the average cost of interest-bearing deposits was the repricing of time deposits to lower rates.

Average borrowings and interest rates, by type, are summarized in the following table:

	2013		2012		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$186,851	0.11%	$206,842	0.12%	$(19,991)	(9.7)%
Customer short-term promissory notes	98,882	0.05	138,632	0.06	(39,750)	(28.7)
Total short-term customer funding	285,733	0.09	345,474	0.10	(59,741)	(17.3)
Federal funds purchased	612,803	0.23	335,205	0.21	277,598	82.8
Short-term FHLB advances (1)	297,787	0.24	10,204	0.29	287,583	N/M
Total short-term borrowings	1,196,323	0.20	690,883	0.15	505,440	73.2
Long-term debt:
FHLB Advances	519,876	4.14	563,905	4.14	(44,029)	(7.8)
Other long-term debt	369,585	5.90	369,822	5.91	(237)	(0.1)
Total long-term debt	889,461	4.87	933,727	4.84	(44,266)	(4.7)
Total	$2,085,784	2.19%	$1,624,610	2.85%	$461,174	28.4%

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

Provision for Credit Losses
The provision for credit losses was $12.5 million for 2014, a decrease of $28.0 million, or 69.1%, in comparison to 2013. The provision for credit losses for 2013 decreased $53.5 million, or 56.9%, in comparison to 2012.
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

Non-Interest Income and Expense
Comparison of 2014 to 2013
Non-Interest Income
The following table presents the components of non-interest income for 2014 and 2013:

			Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$22,145	$28,222	$(6,077)	(21.5)%
Cash management fees	12,709	11,883	826	7.0
Other	14,439	15,365	(926)	(6.0)
Total service charges on deposit accounts	49,293	55,470	(6,177)	(11.1)
Investment management and trust services	44,605	41,706	2,899	7.0
Other service charges and fees:
Merchant fees	13,826	13,783	43	0.3
Debit card income	9,948	9,191	757	8.2
Letter of credit fees	4,563	4,889	(326)	(6.7)
Commercial loan swap fees	3,615	1,159	2,456	211.9
Foreign currency processing income	1,248	1,245	3	0.2
Other	6,696	6,690	6	0.1
Total other service charges and fees	39,896	36,957	2,939	8.0
Mortgage banking income:
Gain on sales of mortgage loans	10,063	24,609	(14,546)	(59.1)
Mortgage servicing income	7,044	6,047	997	16.5
Total mortgage banking income	17,107	30,656	(13,549)	(44.2)
Other non-interest income:
Credit card income	8,177	8,706	(529)	(6.1)
Other income	6,260	6,165	95	1.5
Total other income	14,437	14,871	(434)	(2.9)
Total, excluding investment securities gains	165,338	179,660	(14,322)	(8.0)
Investment securities gains	2,041	8,004	(5,963)	(74.5)
Total	$167,379	$187,664	$(20,285)	(10.8)%
The $6.1 million, or 21.5%, decrease in overdraft fee income consisted of a $3.8 million decrease in fees assessed on personal accounts and a $2.3 million decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdrafts.
The $2.9 million, or 7.0%, increase in investment management and trust services income was due to a $2.0 million, or 11.2%, increase in brokerage revenue and an $884,000, or 3.7%, increase in trust commissions. These increases resulted from improved market conditions that increased the values of existing assets under management, additional recurring revenue generated through the brokerage business due to growth in new accounts and new trust business sales.
Commercial swap fees increased $2.5 million, or 211.9%, due to the favorable interest rate environment and the continued expansion of this product. For additional details see Note J, "Derivative Financial Instruments" in the Notes to Consolidated Financial Statements.
Gains on sales of mortgage loans decreased $14.5 million, or 59.1%, due to a $660.8 million, or 43.8%, decrease in new loan commitments and a 27.2% decrease in pricing spreads compared to the prior year. The decline in new loan commitments was largely in refinancing volumes, which decreased $453.3 million, or 62.0%, and represented approximately 33% of new loan commitments in 2014, compared to approximately 48% during 2013. The decrease in volumes was mainly due to higher mortgage interest rates.
Investment securities gains of $2.0 million for 2014 were the net result of $1.7 million of net realized gains on the sales of debt securities, $335,000 of net realized gains on the sales of financial institution stocks and $30,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred securities. Investment securities gains of $8.0 million for 2013 included $4.4 million of net realized gains on sales of financial institution stocks and $3.8 million of net realized gains on sales of debt securities, partially offset by $124,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities. See Note C, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense for each of the past two years:

			Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Salaries and employee benefits	$251,021	$253,240	$(2,219)	(0.9)%
Net occupancy expense	48,130	46,944	1,186	2.5
Other outside services	28,404	18,856	9,548	50.6
Data processing	17,162	16,555	607	3.7
Equipment expense	13,567	15,419	(1,852)	(12.0)
Software	12,758	11,560	1,198	10.4
Professional fees	12,097	13,150	(1,053)	(8.0)
FDIC insurance	10,958	11,605	(647)	(5.6)
Supplies and postage	9,795	10,210	(415)	(4.1)
Marketing	8,133	7,705	428	5.6
Telecommunications	6,870	7,362	(492)	(6.7)
Operating risk loss	4,271	9,290	(5,019)	(54.0)
OREO and repossession expense	3,270	7,364	(4,094)	(55.6)
Intangible amortization	1,259	2,438	(1,179)	(48.4)
Other	31,551	29,735	1,816	6.1
Total	$459,246	$461,433	$(2,187)	(0.5)%
Salaries and employee benefits decreased $2.2 million, or 0.9%. Salaries increased $2.2 million, or 1.1%, primarily due to normal merit increases, partially offset by a decrease in staffing levels resulting from cost savings initiatives. Average full-time equivalent employees decreased to 3,561 in 2014 from 3,607 in 2013.
Employee benefits decreased $4.4 million, or 10.0%, primarily due to the impact of the Corporation's 2014 cost savings initiatives, which included the elimination and reduction of certain employee benefit plans, most notably a decrease in profit sharing contributions and an amendment to the Postretirement Plan, which resulted in net reductions to employee benefits, partially offset by a $2.0 million increase in healthcare expense due to an increase in claims.
Other outside services increased $9.5 million, or 50.6%, due to increases in consulting services related to the acceleration of risk management and compliance efforts, including those in connection with the enhancement of the BSA/AML compliance program. The $1.9 million, or 12.0%, decrease in equipment expense was primarily due to a decrease in depreciation expense as certain assets became fully depreciated.
Equipment expense decreased $1.9 million, or 12.0%, primarily due to lower depreciation expense as a result of certain assets being fully depreciated. Software expense increased $1.2 million, or 10.4%, largely due to a full year of expenses related to the Corporation's new core processing system, which the Corporation converted to during 2013.
The $5.0 million, or 54.0%, decrease in operating risk loss was primarily due to a $5.5 million decrease in losses associated with previously sold residential mortgages and $1.2 million decrease in debit card fraud, partially offset by a $1.5 million increase in check fraud losses. During the first quarter of 2014, the Corporation entered into a settlement agreement with a secondary market investor. Under this agreement, the Corporation agreed to pay this investor $4.5 million to settle all outstanding and potential future repurchase requests under a series of specified loan purchase agreements with that secondary market investor. The result of this settlement was a reduction to outstanding repurchase requests of $7.5 million and a reduction to reserves for repurchases of $5.1 million. See Note Q "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details related to repurchases of previously sold residential mortgages.

OREO and repossession expense decreased $4.1 million, or 55.6%, primarily due to an increase in net gains on sales of properties and a decrease in valuation provisions, which reflect the continued improvement in overall asset quality and a $3.0 million, or 20.1%, decrease in OREO balances. The $1.2 million, or 48.4%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis. The $1.8 million, or 6.1%, increase in other expenses was due mainly to an increase in the Pennsylvania bank shares tax due to legislative changes.

Comparison of 2013 to 2012

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2013	2012	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$28,222	$33,329	$(5,107)	(15.3)%
Cash management fees	11,883	11,004	879	8.0
Other	15,365	17,169	(1,804)	(10.5)
Total service charges on deposit accounts	55,470	61,502	(6,032)	(9.8)
Investment management and trust services	41,706	38,239	3,467	9.1
Other service charges and fees:
Merchant fees	13,783	12,472	1,311	10.5
Debit card income	9,191	8,716	475	5.4
Letter of credit fees	4,889	5,052	(163)	(3.2)
Foreign currency processing income	1,245	10,431	(9,186)	(88.1)
Other	7,849	7,674	175	2.3
Total other service charges and fees	36,957	44,345	(7,388)	(16.7)
Mortgage banking income:
Gain on sales of mortgage loans	24,609	46,310	(21,701)	(46.9)
Mortgage servicing income	6,047	(1,710)	7,757	(453.6)
Total mortgage banking income	30,656	44,600	(13,944)	(31.3)
Gain on sale of Global Exchange	—	6,215	(6,215)	(100.0)
Other non-interest income:
Credit card income	8,706	7,944	762	9.6
Other income	6,165	10,541	(4,376)	(41.5)
Total other income	14,871	18,485	(3,614)	(19.6)
Total, excluding investment securities gains	179,660	213,386	(33,726)	(15.8)
Investment securities gains	8,004	3,026	4,978	164.5
Total	$187,664	$216,412	$(28,748)	(13.3)%
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
Investment securities gains of $8.0 million for 2013 included $4.4 million of net realized gains on sales of financial institution stocks and $3.8 million of net realized gains on sales of debt securities, partially offset by $124,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities. Investment securities gains of $3.0 million for 2012 included $3.8 million of net realized gains on sales of securities, partially offset by other-than-temporary impairment charges of $809,000. See Note C, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense:

			Increase (Decrease)
	2013	2012	$	%
	(dollars in thousands)
Salaries and employee benefits	$253,240	$243,915	$9,325	3.8%
Net occupancy expense	46,944	44,663	2,281	5.1
Other outside services	18,856	17,752	1,104	6.2
Data processing	16,555	14,936	1,619	10.8
Equipment expense	15,419	14,243	1,176	8.3
Professional fees	13,150	11,522	1,628	14.1
FDIC insurance	11,605	11,996	(391)	(3.3)
Software	11,560	9,520	2,040	21.4
Supplies and postage	10,210	9,516	694	7.3
Operating risk loss	9,290	9,454	(164)	(1.7)
Marketing	7,705	8,240	(535)	(6.5)
OREO and repossession expense	7,364	11,182	(3,818)	(34.1)
Telecommunications	7,362	6,884	478	6.9
Intangible amortization	2,438	3,031	(593)	(19.6)
FHLB prepayment penalty	—	3,007	(3,007)	(100.0)
Other	29,735	29,433	302	1.0
Total	$461,433	$449,294	$12,139	2.7%

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
Income Taxes
Income tax expense for 2014 was $52.6 million, an increase of $1.5 million, or 3.0%, from 2013. Income tax expense for 2013 decreased $6.5 million, or 11.3%, from 2012. The Corporation’s effective tax rate (income taxes divided by income before income taxes) was 25.0%, 24.0% and 26.5% in 2014, 2013 and 2012, respectively.
The Corporation’s effective tax rates are generally lower than the 35% federal statutory rate due to investments in tax-free municipal securities and tax credits earned from investments in partnerships that generate such credits under various federal programs (Tax Credit Investments). Net credits associated with Tax Credit Investments were $10.4 million, $10.3 million and $9.6 million in 2014, 2013 and 2012, respectively. The increase in the effective tax rate in comparison to 2013 was due primarily to a $3.5 million ($2.3 million, net of federal tax) decrease in the valuation allowance for certain state deferred tax assets that was recorded as a credit to income tax expense in 2013.
For additional information regarding income taxes, see Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

	December 31		Increase (decrease)
	2014	2013	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$105,702	$218,540	$(112,838)	(51.6)%
Other interest-earning assets	423,083	248,161	174,922	70.5
Loans held for sale	17,522	21,351	(3,829)	(17.9)
Investment securities	2,323,371	2,568,434	(245,063)	(9.5)
Loans, net of allowance	12,927,572	12,579,440	348,132	2.8
Premises and equipment	226,027	226,021	6	—
Goodwill and intangible assets	531,803	533,076	(1,273)	(0.2)
Other assets	569,687	539,611	30,076	5.6
Total Assets	$17,124,767	$16,934,634	$190,133	1.1%
Liabilities and Shareholders’ Equity
Deposits	$13,367,506	$12,491,186	$876,320	7.0%
Short-term borrowings	329,719	1,258,629	(928,910)	(73.8)
Long-term debt	1,139,413	883,584	255,829	29.0
Other liabilities	291,464	238,048	53,416	22.4
Total Liabilities	15,128,102	14,871,447	256,655	1.7
Total Shareholders’ Equity	1,996,665	2,063,187	(66,522)	(3.2)
Total Liabilities and Shareholders’ Equity	$17,124,767	$16,934,634	$190,133	1.1%

Cash and Due From Banks and Other Interest-Earning Assets

The $112.8 million, or 51.6%, decrease in cash and due from banks and the $174.9 million, or 70.5%, increase in other interest earning assets was primarily due to a transfer of approximately $170 million in clearing account balances from non-interest earning assets to low-yielding Federal Reserve Bank accounts in the fourth quarter of 2014, when the Corporation changed providers of check clearing services.

Investment Securities
The following table presents the carrying amount of investment securities as of December 31:

	2014	2013	2012
	(in thousands)
U.S. Government securities	$200	$525	$325
U.S. Government sponsored agency securities	214	726	2,397
State and municipal	245,215	284,849	315,519
Corporate debt securities	98,034	98,749	112,842
Collateralized mortgage obligations	902,313	1,032,398	1,211,119
Mortgage-backed securities	928,831	945,712	879,913
Auction rate securities	100,941	159,274	149,339
Total debt securities	2,275,748	2,522,233	2,671,454
Equity securities	47,623	46,201	49,628
Total	$2,323,371	$2,568,434	$2,721,082
Total investment securities decreased $245.1 million, or 9.5%, to $2.3 billion at December 31, 2014, mainly in collateralized mortgage obligations, ARCs and state and municipal securities, as normal portfolio cash flows and cash flows from security calls were not fully reinvested due to relatively low yields available on current investment options. Portfolio cash flows that were reinvested during 2014 were used to purchase securities with average lives of approximately five years to provide for more structured cash flows, thereby limiting price and extension risk in a rising interest rate environment. State and municipal securities decreased primarily due to maturities that were not fully reinvested. The decrease in ARCs resulted primarily from ARCs with a total book value of $51.2 million which were redeemed at par and ARCs with a total book value of $11.9 million were sold, resulting in no gain or loss. As of December 31, 2014, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.
The net pre-tax unrealized gain on available for sale investment securities was $11.3 million as of December 31, 2014, compared to a $39.8 million net pre-tax unrealized loss as of December 31, 2013. The change was due to a decrease in market interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to increase. See additional details regarding investment security price risk within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Loans
The following table presents loans outstanding, by type, as of the dates shown, and the change in loans for the most recent year:

	December 31					2014 vs. 2013 Increase (Decrease)
	2014	2013	2012	2011	2010	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,197,155	$5,101,922	$4,664,426	$4,602,596	$4,375,980	$95,233	1.9%
Commercial – industrial, financial and agricultural	3,725,567	3,628,420	3,612,065	3,639,368	3,704,384	97,147	2.7
Real estate – home equity	1,736,688	1,764,197	1,632,390	1,624,562	1,641,777	(27,509)	(1.6)
Real estate – residential mortgage	1,377,068	1,337,380	1,257,432	1,097,503	996,381	39,688	3.0
Real estate – construction	690,601	573,672	584,118	615,445	801,185	116,929	20.4
Consumer	265,431	283,124	309,864	318,874	350,498	(17,693)	(6.2)
Leasing and other	131,583	103,301	93,914	79,869	72,121	28,282	27.4
Gross loans	13,124,093	12,792,016	12,154,209	11,978,217	11,942,326	332,077	2.6
Unearned income	(12,377)	(9,796)	(7,238)	(6,994)	(7,198)	(2,581)	26.3
Loans, net of unearned income	$13,111,716	$12,782,220	$12,146,971	$11,971,223	$11,935,128	$329,496	2.6%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location within the Corporation's footprint. As of December 31, 2014, the Corporation's policies limit the maximum total lending commitment to an individual borrower to $50.0 million. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of December 31, 2014, the Corporation had 75 relationships with total borrowing commitments between $20.0 million and $45.0 million.

Approximately $5.9 billion, or 44.9%, of the Corporation’s loan portfolio was in commercial mortgage and construction loans as of December 31, 2014. The performance of these loans can be adversely impacted by fluctuations in real estate values. The Corporation limits its maximum exposure to any builder or developer to $33.0 million, and limits its exposure to any one development project to $15.0 million.

Geographically, the $95.2 million, or 1.9%, increase in commercial mortgage loans occurred in several markets, with increases in New Jersey ($74.4 million, or 5.8%), Delaware ($28.9 million, or 14.8%), and Maryland ($27.0 million, or 5.0%), partially offset by decreases in Pennsylvania ($25.2 million, or 0.9%) and Virginia ($9.9 million, or 2.3%).

Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans, and their delinquency rates by these class segments, as of December 31:

	2014			2013
	$	Delinquency Rate	% of Total	$	Delinquency Rate	% of Total
	(dollars in thousands)
Commercial	$427,419	0.6%	61.9%	$300,931	1.4%	52.5%
Commercial - residential	203,670	6.6	29.5	203,935	8.1	35.5
Other	59,512	0.6	8.6	68,806	0.8	12.0
Total Real estate - construction	$690,601	2.4%	100.0%	$573,672	3.7%	100.0%

Construction loans increased $116.9 million, or 20.4% as a result of growth in commercial construction loans. Geographically, the increase in construction loans occurred in the Pennsylvania ($73.2 million, or 25.3%), Maryland ($25.4 million, or 41.5%) and Delaware ($21.7 million, or 56.7%) markets.

Commercial loans increased $97.1 million, or 2.7%. Geographically, the increase was primarily in the New Jersey ($53.7 million, or 10.7%), Maryland ($26.7 million, or 9.8%) and Delaware ($18.4 million, or 23.9%) markets.

The following table summarizes the industry concentrations within the commercial loan portfolio as of December 31:

	2014	2013
Services	19.2%	19.2%
Manufacturing	13.1	13.5
Construction (1)	11.0	10.0
Retail	9.6	11.0
Health care	9.0	8.1
Wholesale	8.7	9.7
Real estate (2)	7.6	7.0
Agriculture	5.5	5.8
Arts and entertainment	3.4	2.7
Transportation	2.4	2.5
Financial services	1.9	1.6
Other	8.6	8.9
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits as of December 31:

	2014	2013
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$116,705	$129,840
Real estate - commercial mortgage	137,952	87,868
Total	$254,657	$217,708
Total shared national credit increased $36.9 million, or 17.0%, in comparison to 2013. The Corporation's shared national credits are to borrowers located in its geographical markets and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of December 31, 2014 and 2013, none of the shared national credits were past due.
Residential mortgages increased $39.7 million, or 3.0%, as a result of the retention of certain 15-year fixed rate mortgages in the portfolio instead of selling those mortgages to third-party investors. Geographically, the increase in residential mortgages was experienced in the Pennsylvania ($20.1 million, or 3.0%), Virginia ($10.9 million, or 4.4%), Maryland ($6.3 million, or 4.0%) and Delaware ($4.4 million, or 5.4%) markets.
Consumer loans decreased $17.7 million, or 6.2%, due to a $23.3 million, or 17.6%, decrease in direct consumer loans, partially offset by a $5.6 million, or 3.7%, increase in indirect vehicle loans. Leasing and other loans increased $28.3 million, or 27.4%, due primarily to growth in equipment leases.

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s loan loss experience follows:

	2014	2013	2012	2011	2010
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$13,111,716	$12,782,220	$12,146,971	$11,971,223	$11,935,128
Daily average balance of loans, net of unearned income	$12,885,180	$12,578,524	$11,968,567	$11,906,447	$11,960,262
Balance of allowance for credit losses at beginning of year	$204,917	$225,439	$258,177	$275,498	$257,553
Loans charged off:
Commercial – industrial, financial and agricultural	24,516	30,383	41,868	52,301	35,865
Real estate - home equity and consumer	7,811	10,070	13,470	9,686	11,210
Real estate – commercial mortgage	6,004	20,829	51,988	26,032	28,209
Real estate – residential mortgage	2,918	9,705	4,509	32,533	6,896
Real estate – construction	1,209	6,572	26,250	38,613	66,412
Leasing and other	2,135	2,653	2,281	2,168	2,833
Total loans charged off	44,593	80,212	140,366	161,333	151,425
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	4,256	9,281	4,282	2,521	4,536
Real estate - home equity and consumer	2,347	2,378	1,811	1,431	1,540
Real estate – commercial mortgage	1,960	3,494	3,371	1,967	1,008
Real estate – residential mortgage	451	548	459	325	9
Real estate – construction	3,177	2,682	2,814	1,746	1,296
Leasing and other	916	807	891	1,022	981
Total recoveries	13,107	19,190	13,628	9,012	9,370
Net loans charged off	31,486	61,022	126,738	152,321	142,055
Provision for credit losses	12,500	40,500	94,000	135,000	160,000
Balance at end of year	$185,931	$204,917	$225,439	$258,177	$275,498
Components of Allowance for Credit Losses:
Allowance for loan losses	$184,144	$202,780	$223,903	$256,471	$274,271
Reserve for unfunded lending commitments (1)	1,787	2,137	1,536	1,706	1,227
Allowance for credit losses	$185,931	$204,917	$225,439	$258,177	$275,498
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.24%	0.49%	1.06%	1.28%	1.19%
Allowance for loan losses to loans outstanding	1.40%	1.59%	1.84%	2.14%	2.30%
Allowance for credit losses to loans outstanding	1.42%	1.60%	1.86%	2.16%	2.31%
Non-performing assets (2) to total assets	0.88%	1.00%	1.43%	1.94%	2.22%
Non-performing assets (2) to total loans and OREO	1.15%	1.32%	1.95%	2.64%	3.02%
Non-accrual loans to total loans	0.92%	1.05%	1.52%	2.15%	2.35%
Allowance for credit losses to non-performing loans	134.26%	132.82%	106.82%	90.11%	83.80%
Non-performing assets (2) to tangible common shareholders’ equity and allowance for credit losses (3)	9.12%	9.76%	13.39%	18.60%	22.50%

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

The provision for credit losses decreased $28.0 million, or 69.1%, in comparison to 2013 due to improvements in credit quality, as shown by improvements in net loans charged off, the level of non-performing loans and delinquencies.

Net charge-offs decreased $29.5 million, or 48.4%, to $31.5 million in 2014 from $61.0 million in 2013. This decrease was across all categories but was primarily due to a $13.3 million, or 76.7%, decrease in commercial mortgage net charge-offs, a $6.7 million, or 73.1%, decrease in residential mortgage net charge-offs and a $5.9 million, or 150.6%, decrease in construction loan net charge-offs. The $31.5 million of net charge-offs were primarily in the Pennsylvania ($20.2 million, or 64.3%), New Jersey ($8.3 million, or 26.4%), and Maryland ($3.8 million, or 12.1%) markets, partially offset by $935,000 of recoveries in the Virginia market.
The following table presents non-performing assets as of December 31:

	2014	2013	2012	2011	2010
	(in thousands)
Non-accrual loans (1) (2) (3)	$121,080	$133,753	$184,832	$257,761	$280,688
Accruing loans past due 90 days or more (2)	17,402	20,524	26,221	28,767	48,084
Total non-performing loans	138,482	154,277	211,053	286,528	328,772
OREO	12,022	15,052	26,146	30,803	32,959
Total non-performing assets	$150,504	$169,329	$237,199	$317,331	$361,731

(1)
In 2014, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $7.7 million. The amount of interest income on non-accrual loans that was included in 2014 was approximately $1.8 million.

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

(3)
Excluded from the amounts presented as of December 31, 2014 were $67.6 million of loans, modified under TDRs. These loans were reviewed for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans. All non-accrual loans as of December 31, 2014were reviewed for impairment under FASB ASC Section 310-10-35.

The following table presents loans whose terms were modified under TDRs as of December 31:

	2014	2013	2012	2011	2010
	(in thousands)
Real estate – residential mortgage	$31,308	$28,815	$32,993	$32,331	$37,826
Real estate – commercial mortgage	18,822	19,758	34,672	22,425	18,778
Real estate – construction	9,241	10,117	10,564	7,645	5,440
Commercial – industrial, financial and agricultural	5,237	8,045	5,745	3,581	5,502
Real estate - home equity	2,975	1,365	1,518	183	263
Consumer	38	11	16	10	—
Total accruing TDRs	67,621	68,111	85,508	66,175	67,809
Non-accrual TDRs (1)	24,616	30,209	31,245	32,587	51,175
Total TDRs	$92,237	$98,320	$116,753	$98,762	$118,984

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2014 and still outstanding as of December 31, 2014 totaled $16.4 million. Of these loans, $7.1 million, or 36.3%, had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification during 2014. Total TDRs modified during 2013 and still outstanding as of December 31, 2013 totaled $28.6 million. Of these loans, $9.8 million, or 34.3%, had a payment default subsequent to modification during 2013.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2012	$65,695	$54,960	$31,426	$21,103	$11,625	$13	$10	$184,832
Additions	41,804	40,195	13,769	19,277	12,566	573	266	128,450
Payments	(31,336)	(32,236)	(14,195)	(3,222)	(3,453)	(4)	(35)	(84,481)
Charge-offs (1)	(29,754)	(20,412)	(6,572)	(9,612)	(6,289)	(575)	(241)	(73,455)
Transfers to OREO	(4,788)	(702)	(3,166)	(2,306)	(332)	—	—	(11,294)
Transfers to accrual status	(4,911)	(1,239)	(341)	(2,958)	(845)	(5)	—	(10,299)
Balance of non-accrual loans at December 31, 2013	36,710	40,566	20,921	22,282	13,272	2	—	133,753
Additions	38,578	31,509	4,627	10,125	10,406	2,331	803	98,379
Payments	(17,937)	(18,603)	(7,185)	(2,047)	(3,321)	(7)	—	(49,100)
Charge-offs (1)	(24,517)	(6,005)	(1,210)	(2,918)	(5,486)	(2,321)	(803)	(43,260)
Transfers to OREO	(763)	(2,976)	(805)	(4,329)	(2,199)	—	—	(11,072)
Transfers to accrual status	(2,302)	(54)	—	(3,070)	(2,189)	(5)	—	(7,620)
Balance of non-accrual loans at December 31, 2014	$29,769	$44,437	$16,348	$20,043	$10,483	$—	$—	$121,080
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans decreased $12.7 million, or 9.5%, in 2014 due mainly to a decrease in non-accrual loan additions from $128.5 million in 2013 to $98.4 million in 2014, while balances continued to be reduced through payments and charge-offs.

The following table presents non-performing loans, by type, as of the dates shown and the changes in non-performing loans for the most recent year:

	December 31					2014 vs. 2013 Increase (Decrease)
	2014	2013	2012	2011	2010	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$45,237	$44,068	$57,120	$113,806	$93,720	$1,169	2.7%
Commercial – industrial, financial and agricultural	30,388	38,021	66,954	80,944	87,455	(7,633)	(20.1)
Real estate – residential mortgage	28,995	31,347	34,436	16,336	50,412	(2,352)	(7.5)
Real estate – construction	16,399	21,267	32,005	60,744	84,616	(4,868)	(22.9)
Real estate – home equity	14,740	16,983	17,204	11,207	10,188	(2,243)	(13.2)
Consumer	2,590	2,543	3,315	3,384	2,154	47	1.8
Leasing	133	48	19	107	227	85	177.1
Total non-performing loans	$138,482	$154,277	$211,053	$286,528	$328,772	$(15,795)	(10.2)%

Non-performing commercial loans decreased $7.6 million, or 20.1%, in comparison to December 31, 2013. Geographically, the decrease primarily occurred in the Pennsylvania ($10.9 million, or 41.1%) market, partially offset by increases in the New Jersey ($2.6 million, or 41.0%), and Virginia ($1.1 million, or 52.3%) markets.
Non-performing residential mortgages decreased $2.4 million, or 7.5%, in comparison to December 31, 2013. Geographically, the decrease occurred primarily in the New Jersey ($2.2 million, or 29.2%) and Delaware ($969,000, or 43.6%) markets, partially offset by an increase in the Virginia ($1.2 million, or 15.2%) market.
Non-performing construction loans decreased $4.9 million, or 22.9%, in comparison to December 31, 2013. Geographically, the decrease occurred in the Pennsylvania ($1.8 million, or 15.8%), New Jersey ($1.7 million, or 37.4%) and Maryland ($1.2 million, or 28.1%) markets.

The following table summarizes OREO, by property type, as of December 31:

	2014	2013
	(in thousands)
Residential properties	$6,656	$7,052
Commercial properties	3,453	5,586
Undeveloped land	1,913	2,414
Total OREO	$12,022	$15,052
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
Total internally risk rated loans were $9.6 billion and $9.2 billion as of December 31, 2014 and 2013, respectively. The following table presents internal risk ratings of special mention or lower for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2014 vs. 2013 Increase (Decrease)		Substandard or Lower		2014 vs. 2013 Increase (Decrease)		Total Criticized Loans
	2014	2013	$	%	2014	2013	$	%	2014	2013
	(dollars in thousands)
Real estate - commercial mortgage	$127,302	$141,013	$(13,711)	(9.7)%	$170,837	$196,922	$(26,085)	(13.2)%	$298,139	$337,935
Commercial - secured	120,584	111,613	8,971	8.0	110,544	125,382	(14,838)	(11.8)	231,128	236,995
Commercial -unsecured	7,463	11,666	(4,203)	(36.0)	6,810	2,755	4,055	147.2	14,273	14,421
Total commercial - industrial, financial and agricultural	128,047	123,279	4,768	3.9	117,354	128,137	(10,783)	(8.4)	245,401	251,416
Construction - commercial residential	27,495	30,946	(3,451)	(11.2)	40,066	55,309	(15,243)	(27.6)	67,561	86,255
Construction - commercial	12,202	3,508	8,694	247.8	5,586	10,621	(5,035)	(47.4)	17,788	14,129
Total real estate - construction (excluding construction - other)	39,697	34,454	5,243	15.2	45,652	65,930	(20,278)	(30.8)	85,349	100,384
Total	$295,046	$298,746	$(3,700)	(1.2)%	$333,843	$390,989	$(57,146)	(14.6)%	$628,889	$689,735

% of total risk rated loans	3.1%	3.2%			3.5%	4.2%			6.6%	7.4%
As of December 31, 2014, total loans with risk ratings of substandard or lower were $57.1 million, or 14.6%, less than 2013, while special mention loans were $3.7 million, or 1.2%, lower. Overall reductions in criticized loans, while not the sole factor for measuring allocations on the above loan types, contributed to a decrease in allocations for impaired loans of $2.3 million, or 3.7%, in 2014.

The following table presents a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings, by class segment, as of December 31:

	Delinquent (1)				Non-performing (2)				Total Past Due
	2014		2013		2014		2013		2014		2013
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$10,931	0.63%	$16,029	0.91%	$14,740	0.85%	$16,983	0.96%	$25,671	1.48%	$33,012	1.87%
Real estate - residential mortgage	26,934	1.96	23,279	1.74	28,995	2.10	31,347	2.34	55,929	4.06	54,626	4.08
Real estate - construction - other	—	—	—	—	332	0.56	548	0.80	332	0.56	548	0.80
Consumer - direct	2,891	2.64	3,586	2.70	2,414	2.21	2,391	1.81	5,305	4.85	5,977	4.51
Consumer - indirect	2,574	1.65	3,312	2.20	176	0.11	152	0.10	2,750	1.76	3,464	2.30
Total Consumer	5,465	2.06	6,898	2.44	2,590	0.97	2,543	0.89	8,055	3.03	9,441	3.33
Leasing and other and Overdrafts	523	0.44	581	0.62	133	0.11	48	0.05	656	0.55	629	0.67
Total	$43,853	1.23%	$46,787	1.32%	$46,790	1.32%	$51,469	1.45%	$90,643	2.55%	$98,256	2.77%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
As of December 31, 2014, delinquency rates for the above class segments decreased, primarily due to a decrease in home equity delinquencies, partially offset by a slight increase in residential mortgages 30 to 89 days past due.

The following table summarizes the allocation of the allowance for loan losses:

	2014		2013		2012		2011		2010
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
	(dollars in thousands)
Real estate - commercial mortgage	$53,493	39.6%	$55,659	39.9%	$62,928	38.4%	$85,112	36.8%	$40,831	36.8%
Commercial - industrial, financial and agricultural	51,378	28.4	50,330	28.4	60,205	29.7	74,896	31.0	101,436	31.0
Real estate - residential mortgage	29,072	10.5	33,082	10.5	34,536	10.4	22,986	8.3	17,425	8.3
Consumer, home equity, leasing & other	33,085	16.2	34,852	16.7	27,895	16.7	17,321	17.2	14,963	17.2
Real estate - construction	9,756	5.3	12,649	4.5	17,287	4.8	30,066	6.7	58,117	6.7
Unallocated	7,360	N/A	16,208	N/A	21,052	N/A	26,090	N/A	41,499	N/A
	$184,144	100.0%	$202,780	100.0%	$223,903	100.0%	$256,471	100.0%	$274,271	100.0%
N/A – Not applicable
Management believes that the $184.1 million allowance for loan losses as of December 31, 2014 is sufficient to cover incurred losses in the loan portfolio. See additional disclosures in Note A, "Summary of Significant Accounting Policies," and Note D, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements and "Critical Accounting Policies," in Management’s Discussion.
Other Assets
Other assets increased $30.7 million, or 5.6%, to $569.7 million as of December 31, 2014. The increase resulted primarily from a $37.7 million increase in additional investments in partnerships that generate tax credits under various federal programs (Tax

Credit Investments), and a $14.8 million increase increases in the fair value of commercial interest rate swaps. These increases were partially offset by a decrease in net deferred tax assets, mainly due to an unrealized gain on available for sale investment securities as of December 31, 2014 as compared to an unrealized loss as of December 31, 2013.
Deposits and Borrowings
The following table summarizes the increases in ending deposits, by type:

			Increase
	2014	2013	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,640,623	$3,283,172	$357,451	10.9%
Interest-bearing demand	3,150,612	2,945,210	205,402	7.0
Savings	3,504,820	3,344,882	159,938	4.8
Total demand and savings	10,296,055	9,573,264	722,791	7.6
Time deposits	3,071,451	2,917,922	153,529	5.3
Total deposits	$13,367,506	$12,491,186	$876,320	7.0%
Non-interest bearing demand deposits increased $357.5 million, or 10.9%, primarily due to an increase in business account balances. Interest-bearing demand accounts increased $205.4 million, or 7.0%, due to a $110.9 million, or 10.2%, increase in municipal account balances and a $75.7 million, or 4.3%, increase in personal account balances. The $159.9 million, or 4.8%, increase in savings account balances was due to a $98.1 million, or 20.5%, increase in municipal account balances and a $77.2 million, or 3.7%, increase in personal account balances, partially offset by a $15.4 million, or 2.0%, decrease in business account balances.
The $153.5 million, or 5.3%, increase in time deposits was in accounts with balances less than $100,000, with original maturity terms of four to five years, partially offset by a $32.5 million decrease in time deposits with balances of $100,000 or more.
The increase in personal interest-bearing demand and savings account balances resulted from a combination of factors, including the Corporation's promotional efforts, customers' migration away from certificates of deposit and increased savings by customers.
The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$158,394	$175,621	$(17,227)	(9.8)%
Customer short-term promissory notes	95,106	100,572	(5,466)	(5.4)
Total short-term customer funding	253,500	276,193	(22,693)	(8.2)
Federal funds purchased	6,219	582,436	(576,217)	(98.9)
Short-term FHLB Advances (1)	70,000	400,000	(330,000)	(82.5)
Total short-term borrowings	329,719	1,258,629	(928,910)	(73.8)
Long-term debt:
FHLB Advances	673,107	513,854	159,253	31.0
Other long-term debt	466,306	369,730	96,576	26.1
Total long-term debt	1,139,413	883,584	255,829	29.0
Total borrowings	$1,469,132	$2,142,213	$(673,081)	(31.4)%

(1) Represents FHLB advances with an original maturity term of less than one year.
The $928.9 million decrease in total short-term borrowings was a result of the increase in deposits exceeding the increase in total loans, as well as the decrease in investment securities. The $159.3 million, or 31.0%, increase in FHLB advances was a result of a change in funding mix from short-term federal funds purchased and short-term FHLB advance to long-term FHLB advances. The $96.6 million, or 26.1%, increase in other long-term debt was the result of the issuance of $100.0 million in subordinated debt in November 2014.

Other Liabilities
Other liabilities increased $53.4 million, or 22.4%, to $291.5 million as of December 31, 2014. The increase was primarily due to a $17.5 million increase in commitments to Tax Credit Investments, a $14.8 million increase in the fair value of commercial interest rate swaps and an $11.2 million increase in accrued salaries and benefits due to an increase in the defined benefit pension plan obligation.
Shareholders’ Equity
Total shareholders’ equity decreased $66.5 million, or 3.2%, to $2.0 billion, or 11.7% of total assets, as of December 31, 2014. The decrease was due primarily to $175.3 million of common stock repurchases and $62.9 million of dividends on shares outstanding, partially offset by $157.9 million of net income and a $51.1 million net increase in after-tax unrealized holding gains on available for sale investment securities.

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

In November 2014, the Corporation entered into an accelerated share repurchase agreement (ASR) with a third party to repurchase $100 million of shares of its common stock. Final settlement of the ASR is scheduled for no later than April 17, 2015, and may occur earlier at the option of the third party. For further discussion see Note N, "Shareholders' Equity," in the Notes to the Consolidated Financial Statements.

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2014, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. See also Note K, "Regulatory Matters," in the Notes to Consolidated Financial Statements.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2014	2013	Regulatory Minimum for Capital Adequacy
Total capital (to risk weighted assets)	14.7%	15.0%	8.0%
Tier I capital (to risk weighted assets)	12.3%	13.1%	4.0%
Tier I capital (to average assets)	10.0%	10.6%	4.0%
In July 2013, the FRB approved final rules (the U.S. Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and become fully phased in on January 1, 2019.
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
As of December 31, 2014 the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.
Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases.
The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2014:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$10,296,055	$—	$—	$—	$10,296,055
Time deposits (2)	1,592,986	792,382	609,283	76,800	3,071,451
Short-term borrowings (3)	329,719	—	—	—	329,719
Long-term debt (3)	184,950	550,717	127,007	276,739	1,139,413
Operating leases (4)	16,226	28,965	21,173	51,840	118,204
Purchase obligations (5)	16,519	19,823	4,870	—	41,212
Uncertain tax positions (6)	1,944	—	—	—	1,944

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in Note H, "Deposits," in the Notes to Consolidated Financial Statements.

(3)	See additional information regarding borrowings in Note I, "Short-Term Borrowings and Long-Term Debt," in the Notes to Consolidated Financial Statements.

(4)	See additional information regarding operating leases in Note P, "Leases," in the Notes to Consolidated Financial Statements.

(5)	Includes information technology, telecommunication and data processing outsourcing contracts.

(6)	Includes accrued interest. See additional information related to uncertain tax positions in Note L, "Income Taxes," in the Notes to Consolidated Financial Statements.
In addition to the contractual obligations listed in the preceding table, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized on the consolidated balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commitments and standby letters of credit do not necessarily represent future cash needs as they may expire without being drawn.

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2014 (in thousands):

Commercial and other	$2,743,415
Home equity	1,294,205
Commercial mortgage and construction	351,444
Total commitments to extend credit	$4,389,064

Standby letters of credit	$382,465
Commercial letters of credit	32,304
Total letters of credit	$414,769

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2014, the Corporation’s equity investments consisted of $41.8 million of common stocks of publicly traded financial institutions and $5.8 million of other equity investments.
The equity investments most susceptible to market price risk are the financial institutions stocks, which had a cost basis of $27.7 million and a fair value of $41.8 million as of December 31, 2014, including an investment in a single financial institution with a cost basis of $20.0 million and a fair value of $30.4 million. The fair value of this investment accounted for 72.7% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, gross unrealized gains and gross unrealized losses in this portfolio were approximately $14.1 million and $5,000, respectively, as of December 31, 2014.
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
Municipal Securities
As of December 31, 2014, the Corporation owned $245.2 million of municipal securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of December 31, 2014, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 88% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Securities
As of December 31, 2014, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $108.8 million and a fair value of $100.9 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of December 31, 2014, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2014, all of the ARCs were rated above investment grade, with approximately $5.4 million, or 5%, "AAA" rated and $95.5 million, or 95%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2014, all of the Corporation's ARCs were current and making scheduled interest payments.
During 2014, ARCs with a total book value of $51.2 million were redeemed at par and ARCs with a total book value of $11.9 million were sold, with no gain or loss upon sale. As of December 31, 2014, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $100.9 million were not subject to any other-than-temporary impairment charges as of December 31, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of December 31, 2014:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$47,569	$42,016
Subordinated debt	47,530	50,023
Pooled trust preferred securities	2,010	4,088
Corporate debt securities issued by financial institutions	$97,109	$96,127

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.6 million as of December 31, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2014, 2013 or 2012. Seven of the Corporation's 20 single-issuer trust preferred securities held were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $12.4 million as of December 31, 2014. The majority of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Three single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million as of December 31, 2014 were not rated by any ratings agency.
As of December 31, 2014, all five of the Corporation's pooled trust preferred securities with a total amortized cost of $2.0 million and an estimated fair value of $4.1 million, were rated below investment grade by at least one ratings agency, with ratings ranging from "C" to "Ca". The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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
During 2014, the Corporation recorded $18,000 of other-than-temporary impairment charges for pooled trust preferred securities. Additional impairment charges for corporate debt securities issued by financial institutions may be necessary in the future depending upon the performance of the individual investments.
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
The consolidated statements of cash flows provide details related to the sources and uses of cash. The Corporation generated $210.4 million in cash from operating activities during 2014, mainly due to net income, as adjusted for non-cash charges, including the provision for credit losses and depreciation and amortization. Investing activities resulted in a net cash outflow of $275.5 million in 2014 due mainly to a net increase in loans, a decrease in short-term investments and purchases of securities, partially offset by proceeds from maturities of securities. Financing activities resulted in a net cash outflow of $47.8 million in 2014 due to a net decrease in short-term borrowings and outflows related to the acquisition of treasury stock and dividends paid to shareholders, partially offset by cash inflows from increases in demand and savings deposits, time deposits and long-term debt.
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
As of December 31, 2014, liquid assets (defined as cash and due from banks, short-term investments, deposits in other financial institutions, Federal funds sold, loans held for sale and securities available for sale) totaled $2.9 billion, or 16.8% of total assets, as compared to $3.1 billion, or 18.1% of total assets, as of December 31, 2013.
The following table presents the expected maturities of available for sale investment securities, at estimated fair value, as of December 31, 2014 and the weighted average yields of such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government securities	$200	0.12%	$—	—%	$—	—%	$—	—%
U.S. Government sponsored agency securities	4	0.63	57	1.49	10	1.26	143	3.06
State and municipal (1)	15,629	4.97	37,303	5.68	169,354	5.31	22,929	7.20
ARCs (2)	—	—	—	—	—	—	100,941	1.66
Corporate debt securities	1,018	6.86	42,782	4.33	6,323	3.70	47,911	2.62
Total	$16,851	5.02%	$80,142	4.96%	$175,687	5.26%	$171,924	2.60%
Collateralized mortgage obligations (3)	$902,313	1.91%
Mortgage-backed securities (3)	$928,831	2.48%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a tax rate of 35% and statutory interest expense disallowances.

(2)	Maturities of ARCs are based on contractual maturities.

(3)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, all balances and weighted average rates are shown in one period. As of December 31, 2014, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.

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

The following table presents the approximate contractual maturity and interest rate sensitivity of certain loan types subject to changes in interest rates as of December 31, 2014:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$953,886	$1,680,947	$468,107	$3,102,940
Fixed rate	228,867	251,182	142,578	622,627
Total	$1,182,753	$1,932,129	$610,685	$3,725,567
Real estate – mortgage (1):
Adjustable and floating rate	$1,168,533	$3,093,396	$2,072,034	$6,333,963
Fixed rate	458,956	1,065,751	452,241	1,976,948
Total	$1,627,489	$4,159,147	$2,524,275	$8,310,911
Real estate – construction:
Adjustable and floating rate	$185,815	$195,112	$183,583	$564,510
Fixed rate	66,444	27,052	32,595	126,091
Total	$252,259	$222,164	$216,178	$690,601

(1)	Includes commercial mortgages, residential mortgages and home equity loans.
Contractual maturities of time deposits of $100,000 or more outstanding as of December 31, 2014 were as follows (in thousands):

Three months or less	$176,128
Over three through six months	143,441
Over six through twelve months	322,708
Over twelve months	605,960
Total	$1,248,237

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
Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2014, the Corporation had $673.1 million of term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.6 billion under these facilities. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

As of December 31, 2014, the Corporation had aggregate availability under Federal funds lines of $1.2 billion, with $6.2 million of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2014 and 2013, the Corporation had $1.1 billion and $2.0 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings. The $900.0 million decrease in availability at the Discount Window was primarily the result of certain pledged loans that were shifted from the Federal Reserve Bank to be used as collateral with the Federal Home Loan Bank of Pittsburgh in order to optimize the Corporation's borrowing capacity.

The following table provides information about the Corporation's interest rate sensitive financial instruments as of December 31, 2014. The table presents expected cash flows and weighted average rates for each of the Corporation’s significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation's financial instruments are classified as trading. All dollars amounts are in thousands.

	Expected Maturity Period							Estimated Fair Value
	2015	2016	2017	2018	2019	Beyond	Total
Fixed rate loans (1)	$986,066	$497,696	$360,687	$368,169	$209,002	$646,177	$3,067,797	$3,050,762
Average rate	3.80%	4.38%	4.32%	4.60%	4.54%	3.87%	4.12%
Floating rate loans (1) (2)	2,313,130	1,506,899	1,227,062	1,057,203	1,359,071	2,576,533	10,039,898	9,975,760
Average rate	3.80%	3.92%	3.93%	3.92%	3.82%	3.91%	3.88%
Fixed rate investments (3)	359,025	320,657	282,801	224,078	188,874	744,167	2,119,602	2,129,504
Average rate	2.80%	2.78%	2.78%	2.61%	2.58%	2.76%	2.74%
Floating rate investments (3)	4	4,969	113,720	32	23	40,582	159,330	146,558
Average rate	0.63%	0.94%	2.00%	2.04%	1.47%	1.44%	1.83%
Other interest-earning assets	375,652	—	—	—	—	64,953	440,605	440,605
Average rate	0.40%	—	—	—	—	4.49%	1.01%
Total	$4,033,877	$2,330,221	$1,984,270	$1,649,482	$1,756,970	$4,072,412	$15,827,232	$15,743,189
Average rate	3.40%	3.86%	3.72%	3.90%	3.77%	3.68%	3.67%

Fixed rate deposits (4)	$1,356,322	$448,515	$351,761	$115,882	$424,705	$22,001	$2,719,186	$2,734,921
Average rate	0.71%	1.03%	1.33%	1.66%	2.13%	1.85%	1.11%
Floating rate deposits (5)	4,896,773	815,596	458,211	380,987	318,055	138,075	7,007,697	6,990,394
Average rate	0.15%	0.11%	0.10%	0.09%	0.09%	0.13%	0.14%
Fixed rate borrowings (6)	186,334	236,722	315,566	593	125,330	258,373	1,122,918	1,136,820
Average rate	3.67%	4.00%	4.85%	4.67%	1.85%	5.59%	4.31%
Floating rate borrowings (7)	329,718	—	—	—	—	16,496	346,214	335,879
Average rate	0.13%	—	—	—	—	2.39%	0.24%
Total	$6,769,147	$1,500,833	$1,125,538	$497,462	$868,090	$434,945	$11,196,015	$11,198,014
Average rate	0.36%	1.00%	1.82%	0.46%	1.34%	3.55%	0.80%
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

Included within the $10.0 billion of floating rate loans above are $3.5 billion of loans, or 35.0% of the total, that float with the prime interest rate, $2.0 billion, or 19.9%, of loans which float with other interest rates, primarily the London Interbank Offered Rate (LIBOR), and $4.5 billion, or 45.1%, of adjustable rate loans. The $4.5 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, as of December 31, 2014, stratified by the period until their next repricing:

Fixed Rate Term	Percent of Total Adjustable Rate Loans
One year	30.6%
Two years	18.3
Three years	15.8
Four years	16.0
Five years	10.4
Greater than five years	8.9
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
The following table summarizes the expected impact of abrupt interest rate changes on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $70.6 million	+ 14.5%
+200 bp	+ $44.9 million	+ 9.2%
+100 bp	+ $19.0 million	+ 3.9%
–100 bp	– $19.4 million	– 4.0%

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.
Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward shocks of interest rates are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of December 31, 2014, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31
	2014	2013
Assets
Cash and due from banks	$105,702	$218,540
Interest-bearing deposits with other banks	358,130	163,988
Federal Reserve Bank and Federal Home Loan Bank stock	64,953	84,173
Loans held for sale	17,522	21,351
Available for sale investment securities	2,323,371	2,568,434
Loans, net of unearned income	13,111,716	12,782,220
Allowance for loan losses	(184,144)	(202,780)
Net Loans	12,927,572	12,579,440
Premises and equipment	226,027	226,021
Accrued interest receivable	41,818	44,037
Goodwill and intangible assets	531,803	533,076
Other assets	527,869	495,574
Total Assets	$17,124,767	$16,934,634
Liabilities
Deposits:
Noninterest-bearing	$3,640,623	$3,283,172
Interest-bearing	9,726,883	9,208,014
Total Deposits	13,367,506	12,491,186
Short-term borrowings:
Federal funds purchased	6,219	582,436
Other short-term borrowings	323,500	676,193
Total Short-Term Borrowings	329,719	1,258,629
Accrued interest payable	18,045	15,218
Other liabilities	273,419	222,830
Federal Home Loan Bank advances and long-term debt	1,139,413	883,584
Total Liabilities	15,128,102	14,871,447
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 218.2 million shares issued in 2014 and 217.8 million shares issued in 2013	545,555	544,568
Additional paid-in capital	1,420,523	1,432,974
Retained earnings	558,810	463,843
Accumulated other comprehensive loss	(17,722)	(37,341)
Treasury stock, 39.3 million shares in 2014 and 25.2 million shares in 2013	(510,501)	(340,857)
Total Shareholders’ Equity	1,996,665	2,063,187
Total Liabilities and Shareholders’ Equity	$17,124,767	$16,934,634

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2014	2013	2012
Interest Income
Loans, including fees	$530,308	$540,667	$564,616
Investment securities:
Taxable	50,651	54,321	67,349
Tax-exempt	8,977	9,475	10,362
Dividends	1,338	1,411	1,275
Loans held for sale	786	1,551	2,064
Other interest income	4,018	2,264	1,830
Total Interest Income	596,078	609,689	647,496
Interest Expense
Deposits	35,110	36,770	56,895
Short-term borrowings	1,608	2,420	1,068
Long-term debt	44,493	43,305	45,205
Total Interest Expense	81,211	82,495	103,168
Net Interest Income	514,867	527,194	544,328
Provision for credit losses	12,500	40,500	94,000
Net Interest Income After Provision for Credit Losses	502,367	486,694	450,328
Non-Interest Income
Service charges on deposit accounts	49,293	55,470	61,502
Investment management and trust services	44,605	41,706	38,239
Other service charges and fees	39,896	36,957	44,345
Mortgage banking income	17,107	30,656	44,600
Gain on sale of Global Exchange	—	—	6,215
Other	14,437	14,871	18,485
Investment securities gains, net:
Other-than-temporary impairment losses	(122)	(202)	(1,107)
Less: Portion of loss recognized in other comprehensive loss (before taxes)	92	78	298
Net other-than-temporary impairment losses	(30)	(124)	(809)
Net gains on sales of investment securities	2,071	8,128	3,835
Investment securities gains, net	2,041	8,004	3,026
Total Non-Interest Income	167,379	187,664	216,412
Non-Interest Expense
Salaries and employee benefits	251,021	253,240	243,915
Net occupancy expense	48,130	46,944	44,663
Other outside services	28,404	18,856	17,752
Data processing	17,162	16,555	14,936
Equipment expense	13,567	15,419	14,243
Software	12,758	11,560	9,520
Professional fees	12,097	13,150	11,522
FDIC insurance expense	10,958	11,605	11,996
Supplies and postage	9,795	10,210	9,516
Marketing	8,133	7,705	8,240
Telecommunications	6,870	7,362	6,884
Operating risk loss	4,271	9,290	9,454
Other real estate owned and repossession expense	3,270	7,364	11,182
Intangible amortization	1,259	2,438	3,031
FHLB advances prepayment penalty	—	—	3,007
Other	31,551	29,735	29,433
Total Non-Interest Expense	459,246	461,433	449,294
Income Before Income Taxes	210,500	212,925	217,446
Income taxes	52,606	51,085	57,601
Net Income	$157,894	$161,840	$159,845

Per Share:
Net Income (Basic)	$0.85	$0.84	$0.80
Net Income (Diluted)	0.84	0.83	0.80
Cash Dividends	0.34	0.32	0.30

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2014	2013	2012
Net Income	$157,894	$161,840	$159,845
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	33,734	(49,607)	1,569
Reclassification adjustment for securities gains included in net income	(1,327)	(5,203)	(1,967)
Reclassification adjustment for postretirement plan curtailment gain included in net income	(944)	—	—
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	780	1,977	1,330
Unrealized gain on derivative financial instruments	136	136	136
Unrecognized pension and postretirement (cost) income	(13,168)	8,369	(4,207)
Amortization of net unrecognized pension and postretirement income	408	1,312	859
Other Comprehensive Income (Loss)	19,619	(43,016)	(2,280)
Total Comprehensive Income	$177,513	$118,824	$157,565

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2011	200,164	$540,386	$1,423,727	$264,059	$7,955	$(243,588)	$1,992,539
Net income				159,845			159,845
Other comprehensive loss					(2,280)		(2,280)
Stock issued, including related tax benefits	1,176	1,707	(2,294)			7,631	7,044
Stock-based compensation awards			4,834				4,834
Acquisition of treasury stock	(2,115)					(20,359)	(20,359)
Common stock cash dividends - $0.30 per share				(59,967)			(59,967)
Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				161,840			161,840
Other comprehensive loss					(43,016)		(43,016)
Stock issued, including related tax benefits	1,427	2,475	1,377			6,386	10,238
Stock-based compensation awards			5,330				5,330
Acquisition of treasury stock	(8,000)					(90,927)	(90,927)
Common stock cash dividends - $0.32 per share				(61,934)			(61,934)
Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				157,894			157,894
Other comprehensive income					19,619		19,619
Stock issued, including related tax benefits	781	987	1,684			5,611	8,282
Stock-based compensation awards			5,865				5,865
Acquisition of treasury stock	(14,509)					(175,255)	(175,255)
Deferred accelerated stock repurchase			(20,000)				(20,000)
Common stock cash dividends - $0.34 per share				(62,927)			(62,927)
Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$157,894	$161,840	$159,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,500	40,500	94,000
Depreciation and amortization of premises and equipment	24,555	25,911	22,575
Net amortization of investment security premiums	5,120	10,002	12,151
Deferred income tax expense	18,523	11,825	17,007
Investment securities gains, net	(2,041)	(8,004)	(3,026)
Gains on sales of mortgage loans	(10,063)	(24,609)	(46,310)
Proceeds from sales of mortgage loans held for sale	654,654	1,424,896	1,825,562
Originations of mortgage loans held for sale	(640,762)	(1,353,739)	(1,800,142)
Amortization of intangible assets	1,259	2,438	3,031
Gain on sale of Global Exchange	—	—	(6,215)
Stock-based compensation	5,865	5,330	4,834
Excess tax benefits from stock-based compensation	(81)	(302)	(39)
Decrease in accrued interest receivable	2,219	1,749	5,312
(Increase) decrease in other assets	(8,803)	37,236	15,791
Increase (decrease) in accrued interest payable	2,827	(4,112)	(6,356)
Decrease in other liabilities	(13,294)	(29,344)	(3,508)
Total adjustments	52,478	139,777	134,667
Net cash provided by operating activities	210,372	301,617	294,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	32,227	267,126	244,702
Proceeds from maturities of securities available for sale	417,559	637,851	878,375
Purchase of securities available for sale	(164,769)	(776,352)	(1,127,394)
(Increase) decrease in short-term investments	(174,922)	(3,202)	12,853
Net cash received from sale of Global Exchange	—	—	11,834
Net increase in loans	(360,982)	(699,961)	(302,486)
Net purchases of premises and equipment	(24,561)	(24,209)	(38,024)
Net cash used in investing activities	(275,448)	(598,747)	(320,140)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	722,791	472,439	579,759
Net increase (decrease) in time deposits	153,529	(465,416)	(630,612)
(Decrease) increase in short-term borrowings	(928,910)	390,230	271,366
Additions to long-term debt	262,113	—	5,700
Repayments of long-term debt	(6,284)	(10,669)	(151,596)
Net proceeds from issuance of common stock	8,201	9,936	7,005
Excess tax benefits from stock-based compensation	81	302	39
Dividends paid	(64,028)	(46,525)	(71,972)
Acquisition of treasury stock	(175,255)	(90,927)	(20,359)
Deferred accelerated stock repurchase payment	(20,000)	—	—
Net cash (used in) provided by financing activities	(47,762)	259,370	(10,670)
Net Decrease in Cash and Due From Banks	(112,838)	(37,760)	(36,298)
Cash and Due From Banks at Beginning of Year	218,540	256,300	292,598
Cash and Due From Banks at End of Year	$105,702	$218,540	$256,300
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$78,384	$86,607	$109,524
Income taxes	16,778	32,605	30,985

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

Federal Reserve Bank and Federal Home Loan Bank Stock: Certain of the Corporation's wholly owned banking subsidiaries are members of the Federal Reserve Bank and Federal Home Loan Bank and are required by federal law to hold stock in these institutions according to predetermined formulas. These restricted investments are carried at cost on the consolidated balance sheets and are periodically evaluated for impairment. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank. Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the FHLB).

Investments: Debt securities are classified as held to maturity at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities, however, since the investment portfolio serves as a source of liquidity, all debt securities and marketable equity securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders’ equity as a component of other comprehensive income, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis.
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
Fair Value Option: As permitted under FASB ASC Subtopic 825-10, the Corporation has elected to measure mortgage loans held for sale at fair value. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the heading "Derivative Financial Instruments" below. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is classified within interest income on the consolidated statements of income.
Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale, which are carried at fair value, as detailed above. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.
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
Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are deferred and amortized over the life of the loan as an adjustment to interest income generally using the effective yield method. For mortgage loans sold, net loan origination fees and costs are included in the gain or loss on sale of the related loan.
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
Allowance for Credit Losses: The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate as of the balance sheet date; however, future changes to the allowance or reserve may be necessary based on changes in any of the factors discussed in the following paragraphs.
Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled assets. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loan.

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

The Corporation does not assign internal risk ratings for smaller balance, homogeneous loans, such as: home equity, residential mortgage, consumer, lease receivables and construction loans to individuals secured by residential real estate. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the various delinquency status categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration.
The Corporation’s allowance for loan losses includes: 1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification (FASB ASC) Section 310-10-35; and 2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.
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
All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2014 and 2013, substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected sale prices. For collateral dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated state certified third-party appraisals for impaired loans secured predominately by real estate every 12 months.

As of December 31, 2014 and 2013, approximately 81% and 79%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.
When updated appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated a strong loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.
For impaired loans with principal balances greater than or equal to $1.0 million secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.
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

•
A loss rate is calculated for each pool through a migration analysis of historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss given default.

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
MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined through a discounted cash flows valuation completed by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected lives of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established through a charge against servicing income, included as a component of mortgage banking income on the consolidated statements of income. If subsequent valuations indicate that impairment no longer exists, the valuation allowance is reduced through an increase to servicing income.
Derivative Financial Instruments: The Corporation manages its exposure to certain interest rate and foreign currency risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and none are entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair values recognized in earnings as components of non-interest income or non-interest expense on the consolidated statements of income.

Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages counterparty credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when the Corporation determines it is appropriate to do so and in accordance with counterparty contracts.

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

Interest Rate Swaps
The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments that are recorded at their fair value within other assets and liabilities on the consolidated balance sheets. Changes in fair value during the period are recorded within other non-interest expense on the consolidated statements of income.

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

Balance Sheet Offsetting: Although certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements, the Corporation elects to not offset such qualifying assets and liabilities.

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

Income Taxes: The provision for income taxes is based upon income before income taxes, adjusted primarily for the effect of tax-exempt income, non-deductible expenses and credits received from investments in partnerships that generate such credits under various federal programs (Tax Credit Investments). Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary net income differences between financial reporting and tax returns. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate. The deferred income tax provision or benefit is based on the changes in the deferred tax asset or liability from period to period.

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

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options, restricted stock, restricted stock units (RSUs) and performance based restricted stock units (PSUs) under its Amended and Restated Equity and Cash Incentive Compensation Plan (Employee Equity Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan (ESPP).

The Corporation also grants stock equity awards to non-employee members of its board of directors under the 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant and earn dividends during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

Equity awards issued under the Employee Equity Plan are generally granted annually and become fully vested over or after a three-year vesting period. The vesting period for non-performance based awards represents the period during which employees are required to provide service in exchange for such awards. Equity awards under the Directors' Plan generally vest immediately upon grant. Certain events, as defined in the Employee Equity Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards.

The fair value of stock options, restricted stock and RSUs granted to employees is recognized as compensation expense over the vesting period for such awards. Compensation expense for PSUs is also recognized over the vesting period, however, compensation expense for PSUs may vary based on the expectations for actual performance relative to defined performance measures.
Net Income Per Share: Basic net income per common share is calculated as net income divided by the weighted average number of shares outstanding.
Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock, RSUs and PSUs. PSUs are required to be included in weighted average shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2014	2013	2012
	(in thousands)
Weighted average common shares outstanding (basic)	186,219	193,334	199,067
Impact of common stock equivalents	962	1,020	972
Weighted average common shares outstanding (diluted)	187,181	194,354	200,039

In 2014, 2013 and 2012, 2.8 million, 3.6 million and 5.2 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.
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
Goodwill is not amortized to expense, but is tested for impairment at least annually. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment test, the Corporation concluded that there was no impairment in 2014, 2013 or 2012. See Note F, "Goodwill and Intangible Assets," for additional details.

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
The Corporation has made certain Tax Credit Investments under various Federal programs that promote investment in low and moderate income housing and local economic development. Tax Credit Investments are amortized under the effective yield method over the life of the Federal income tax credits generated as a result of such investments, generally seven to ten years. As of

December 31, 2014 and 2013, the Corporation’s Tax Credit Investments, included in other assets on the consolidated balance sheets, totaled $155.6 million and $129.2 million, respectively. The net income tax benefit associated with these investments, which consists of the amortization of the investments, net of tax benefits, and the income tax credits earned on the investments, and is recorded in income taxes on the consolidated income statements, was $10.4 million, $10.3 million and $9.6 million in 2014, 2013 and 2012, respectively. None of the Corporation’s Tax Credit Investments were consolidated based on FASB ASC Topic 810 as of December 31, 2014 or 2013.
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

New Accounting Standards: In April 2014, the FASB issued ASC Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASC Update 2014-08 changes the criteria for reporting discontinued operations, including a change in the definition of what constitutes the disposal of a component and additional disclosure requirements. For public business entities, ASC Update 2014-08 is effective for disposals that occur within annual periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-08 is not expected to have a material impact on the Corporation's consolidated financial statements.

In May 2014, the FASB issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The standard also requires significantly expanded disclosures about revenue recognition. For public business entities, ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. For the Corporation, this standards update is effective with its March 31, 2017 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." In addition to new disclosure requirements, ASC Update 2014-11 requires that all repurchase-to-maturity transactions be accounted for as secured borrowings rather than as sales of financial assets. Also, all transfers of financial assets executed contemporaneously with a repurchase agreement with the same counterparty must be accounted for separately, the result of which would be the treatment of such transactions as secured borrowings. For public business entities, ASC Update 2014-11 is effective for interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-11 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASC Update 2014-12 clarifies guidance related to accounting for share-based payment awards with terms that allow an employee to vest in the award regardless of whether the employee is rendering service on the date a performance target is achieved. ASC Update 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. For public business entities, ASC Update 2014-12 is effective for interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-12 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-14, "Receivables - Troubled Debt Restructuring by Creditors." ASC Update 2014-14 clarifies TDR guidance related to the classification and measurement of certain government-sponsored loan guarantee programs upon foreclosure. For public business entities, ASC Update 2014-14 is for effective interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. For the Corporation, this standards update is effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-14 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-15, "Presentation of Financial Statements - Going Concern." ASC Update 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. The standards update describes how an entity's management should assess whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. For public business entities, ASC Update 2014-15 is effective for annual reporting periods ending after December 15, 2016, with earlier adoption permitted. For the Corporation, this standards update is effective with its December 31, 2016 annual report on Form 10-K. The adoption of ASC Update 2014-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.
In November 2014, the FASB issued ASC Update 2014-16, "Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." ASC Update 2014-16 was issued to reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share, such as redeemable convertible preferred stock. ASC Update 2014-16 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share, and is effective for public business entities’ annual reporting periods beginning after December 15, 2015, with earlier adoption permitted. For the Corporation, this standards update is effective with its March 31, 2016 annual report on Form 10-Q. The adoption of ASC Update 2014-16 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In November 2014, the FASB issued ASC Update 2014-17, "Business Combinations: Pushdown Accounting." ASC Update 2014-17 was issued to provide guidance on whether and at what threshold an acquired entity can apply pushdown accounting in its separate financial statements. ASC Update 2014-17 applies to the separate financial statements of an acquired entity upon the occurrence of an event in which an acquirer obtains control of the acquired entity. This update was effective upon issuance and did not have an impact on the Corporation's consolidated financial statements.

In January 2015, the FASB issued ASC Update 2015-01, "Income Statement - Extraordinary and Unusual Items." ASC Update 2015-01 was issued to eliminate the concept of extraordinary items from U.S. GAAP. net of tax, after income from continuing operations. ASC Update 2015-01 amends existing extraordinary items disclosure guidance. Under the amended guidance, reporting entities will no longer separately disclose extraordinary items net of tax, after income from continuing operations in the income statement. ASC Update 2015-01 is effective for annual reporting periods beginning after December 15, 2015, with earlier adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Corporation intends to adopt this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2015-01 to have a material impact on its consolidated financial statements.

Reclassifications: Certain amounts in the 2013 and 2012 consolidated financial statements and notes have been reclassified to conform to the 2014 presentation.

NOTE B – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amounts of such reserves as of December 31, 2014 and 2013 were $97.0 million and $93.1 million, respectively.

NOTE C – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, which were all classified as available for sale, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2014
Equity securities	$33,469	$14,167	$(13)	$47,623
U.S. Government securities	200	—	—	200
U.S. Government sponsored agency securities	209	5	—	214
State and municipal securities	238,250	7,231	(266)	245,215
Corporate debt securities	99,016	5,126	(6,108)	98,034
Collateralized mortgage obligations	917,395	5,705	(20,787)	902,313
Mortgage-backed securities	914,797	16,978	(2,944)	928,831
Auction rate securities	108,751	—	(7,810)	100,941
	$2,312,087	$49,212	$(37,928)	$2,323,371

2013
Equity securities	$33,922	$12,355	$(76)	$46,201
U.S. Government securities	525	—	—	525
U.S. Government sponsored agency securities	720	7	(1)	726
State and municipal securities	281,810	6,483	(3,444)	284,849
Corporate debt securities	100,468	5,685	(7,404)	98,749
Collateralized mortgage obligations	1,069,138	8,036	(44,776)	1,032,398
Mortgage-backed securities	949,328	13,881	(17,497)	945,712
Auction rate securities	172,299	234	(13,259)	159,274
	$2,608,210	$46,681	$(86,457)	$2,568,434

Securities carried at $1.7 billion as of December 31, 2014 and 2013 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

Equity securities include common stocks of financial institutions (estimated fair value of $41.8 million at December 31, 2014 and $40.6 million at December 31, 2013) and other equity investments (estimated fair value of $5.8 million at December 31, 2014 and $5.6 million at December 31, 2013).
As of December 31, 2014, the financial institutions stock portfolio had a cost basis of $27.7 million and an estimated fair value of $41.8 million, including an investment in a single financial institution with a cost basis of $20.0 million and an estimated fair value of $30.4 million. This investment accounted for 72.7% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in the financial institutions stock portfolio exceeded 5% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of December 31, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$16,698	$16,851
Due from one year to five years	76,704	80,142
Due from five years to ten years	170,783	175,687
Due after ten years	182,241	171,924
	446,426	444,604
Collateralized mortgage obligations	917,395	902,313
Mortgage-backed securities	914,797	928,831
	$2,278,618	$2,275,748
The following table presents information related to gross gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other- than- temporary Impairment Losses	Net Gains
	(in thousands)
2014:
Equity securities	$335	$—	$(12)	$323
Debt securities	2,058	(322)	(18)	1,718
Total	$2,393	$(322)	$(30)	$2,041
2013:
Equity securities	$4,391	$(28)	$(27)	$4,336
Debt securities	3,787	(22)	(97)	3,668
Total	$8,178	$(50)	$(124)	$8,004
2012:
Equity securities	$2,620	$—	$(356)	$2,264
Debt securities	1,215	—	(453)	762
Total	$3,835	$—	$(809)	$3,026
The following table presents a summary of other-than-temporary impairment charges recorded as decreases to investment securities gains on the consolidated statements of income, by investment security type:

	2014	2013	2012
	(in thousands)
Equity securities - financial institution stocks	$12	$27	$356
Pooled trust preferred securities	18	97	19
Auction rate securities	—	—	434
Total debt securities	18	97	453
Total other-than-temporary impairment charges	$30	$124	$809

Other-than-temporary impairment charges related to investments in common stocks of financial institutions were due to the severity and duration of the declines in fair values of certain financial institution stocks, in conjunction with management’s assessment of the near-term prospects of each specific financial institution. The credit related other-than-temporary impairment charges for debt securities were determined based on expected cash flows models.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at December 31:

	2014	2013	2012
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of year	$(20,691)	$(23,079)	$(22,781)
Additions for credit losses recorded which were not previously recognized as components of earnings	(18)	(97)	(453)
Reductions for securities sold during the period	4,460	2,468	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	7	17	155
Balance of cumulative credit losses on debt securities, end of year	$(16,242)	$(20,691)	$(23,079)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	3,282	(4)	19,640	(262)	22,922	(266)
Corporate debt securities	4,952	(17)	36,849	(6,091)	41,801	(6,108)
Collateralized mortgage obligations	46,121	(179)	592,119	(20,608)	638,240	(20,787)
Mortgage-backed securities	36,791	(40)	235,368	(2,904)	272,159	(2,944)
Auction rate securities	—	—	100,941	(7,810)	100,941	(7,810)
Total debt securities	91,146	(240)	984,917	(37,675)	1,076,063	(37,915)
Equity securities	5	(1)	77	(12)	82	(13)
	$91,151	$(241)	$984,994	$(37,687)	$1,076,145	$(37,928)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation did not consider these investments to be other-than-temporarily impaired as of December 31, 2014.
The unrealized holding losses on student loan auction rate certificates (ARCs) are attributable to liquidity issues resulting from the failure of periodic auctions. The Corporation had previously purchased ARCs for investment management and trust customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from these customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As of December 31, 2014, all of the ARCs were rated above investment grade, with approximately $5.4 million, or 5%, "AAA" rated and $95.5 million, or 95%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government.
During 2014, ARCs with a total book value of $51.2 million were redeemed at par and ARCs with a total book value of $11.9 million were sold with no gain or loss upon sale. As of December 31, 2014, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with a fair value of $100.9 million were not subject to any other-than-temporary impairment charges as of December 31, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

For its investments in equity securities, particularly its investments in common stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of December 31, 2014 to be other-than temporarily impaired.
The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$47,569	$42,016	$47,481	$40,531
Subordinated debt	47,530	50,023	47,405	50,327
Pooled trust preferred securities	2,010	4,088	2,997	5,306
Corporate debt securities issued by financial institutions	97,109	96,127	97,883	96,164
Other corporate debt securities	1,907	1,907	2,585	2,585
Available for sale corporate debt securities	$99,016	$98,034	$100,468	$98,749

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $5.6 million as of December 31, 2014. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities in 2014, 2013 or 2012. Seven of the Corporation's 20 single-issuer trust preferred securities held were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $12.4 million as of December 31, 2014. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba." Three single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million as of December 31, 2014 were not rated by any ratings agency.

During the year ended December 31, 2014, the Corporation sold three pooled trust preferred securities with a total amortized cost of $728,000, for a gain of $1.7 million. As of December 31, 2014, all five of the Corporation's pooled trust preferred securities, with an amortized cost of $2.0 million and an estimated fair value of $4.1 million, were rated below investment grade by at least one ratings agency, with ratings ranging from "C" to "Ca". The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.

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
Based on management's evaluations, corporate debt securities with a fair value of $98.0 million were not subject to any additional other-than-temporary impairment charges as of December 31, 2014. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), in December 2013, five regulatory bodies issued final rulings (the Final Rules) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the Federal Reserve Board to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (1940 Act) but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Final Rules. The Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules. Based on the Corporation's evaluation of its investments, none fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2015. Therefore, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

NOTE D – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2014	2013
	(in thousands)
Real estate – commercial mortgage	$5,197,155	$5,101,922
Commercial – industrial, financial and agricultural	3,725,567	3,628,420
Real estate – home equity	1,736,688	1,764,197
Real estate – residential mortgage	1,377,068	1,337,380
Real estate – construction	690,601	573,672
Consumer	265,431	283,124
Leasing and other	127,562	99,256
Overdrafts	4,021	4,045
Loans, gross of unearned income	13,124,093	12,792,016
Unearned income	(12,377)	(9,796)
Loans, net of unearned income	$13,111,716	$12,782,220

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $252.6 million and $149.1 million as of December 31, 2014 and 2013, respectively. During 2014, additions totaled $120.2 million and repayments and other changes in related-party loans totaled $16.7 million.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.9 billion as of December 31, 2014 and 2013.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2014	2013	2012
	(in thousands)
Allowance for loan losses	$184,144	$202,780	$223,903
Reserve for unfunded lending commitments	1,787	2,137	1,536
Allowance for credit losses	$185,931	$204,917	$225,439

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2014	2013	2012
	(in thousands)
Balance at beginning of year	$204,917	$225,439	$258,177
Loans charged off	(44,593)	(80,212)	(140,366)
Recoveries of loans previously charged off	13,107	19,190	13,628
Net loans charged off	(31,486)	(61,022)	(126,738)
Provision for credit losses	12,500	40,500	94,000
Balance at end of year	$185,931	$204,917	$225,439

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31 and loans, net of unearned income, and their related allowance for loan losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)
Balance at December 31, 2012	$62,928	$60,205	$22,776	$34,536	$17,287	$2,367	$2,752	$21,052	$223,903
Loans charged off	(20,829)	(30,383)	(8,193)	(9,705)	(6,572)	(1,877)	(2,653)	—	(80,212)
Recoveries of loans previously charged off	3,494	9,281	860	548	2,682	1,518	807	—	19,190
Net loans charged off	(17,335)	(21,102)	(7,333)	(9,157)	(3,890)	(359)	(1,846)	—	(61,022)
Provision for loan losses (2)	10,066	11,227	12,779	7,703	(748)	1,252	2,464	(4,844)	39,899
Balance at December 31, 2013	55,659	50,330	28,222	33,082	12,649	3,260	3,370	16,208	202,780
Loans charged off	(6,004)	(24,516)	(5,486)	(2,918)	(1,209)	(2,325)	(2,135)	—	(44,593)
Recoveries of loans previously charged off	1,960	4,256	1,025	451	3,177	1,322	916	—	13,107
Net loans charged off	(4,044)	(20,260)	(4,461)	(2,467)	1,968	(1,003)	(1,219)	—	(31,486)
Provision for loan losses (2)	1,878	21,308	4,510	(1,543)	(4,861)	758	(352)	(8,848)	12,850
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144

Allowance for loan losses at December 31, 2014
Measured for impairment under FASB ASC Subtopic 450-20	$36,778	$38,348	$19,047	$10,480	$6,485	$2,980	$1,799	$7,360	$123,277
Evaluated for impairment under FASB ASC Section 310-10-35	16,715	13,030	9,224	18,592	3,271	35	—	N/A	60,867
	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans, net of unearned income at December 31, 2014
Measured for impairment under FASB ASC Subtopic 450-20	$5,133,896	$3,690,561	$1,723,230	$1,325,717	$665,012	$265,393	$119,206	N/A	$12,923,015
Evaluated for impairment under FASB ASC Section 310-10-35	63,259	35,006	13,458	51,351	25,589	38	—	N/A	188,701
	$5,197,155	$3,725,567	$1,736,688	$1,377,068	$690,601	$265,431	$119,206	N/A	$13,111,716
Allowance for loan losses at December 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$41,215	$36,263	$19,163	$11,337	$8,778	$3,248	$3,370	$16,208	$139,582
Evaluated for impairment under FASB ASC Section 310-10-35	14,444	14,067	9,059	21,745	3,871	12	—	N/A	63,198
	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans, net of unearned income at December 31, 2013
Measured for impairment under FASB ASC Subtopic 450-20	$5,041,598	$3,583,665	$1,749,560	$1,286,283	$542,634	$283,111	$93,505	N/A	$12,580,356
Evaluated for impairment under FASB ASC Section 310-10-35	60,324	44,755	14,637	51,097	31,038	13	—	N/A	201,864
	$5,101,922	$3,628,420	$1,764,197	$1,337,380	$573,672	$283,124	$93,505	N/A	$12,782,220

(1)
The Corporation’s unallocated allowance, which was approximately 4% and 8% of the total allowance for credit losses as of December 31, 2014 and December 31, 2013, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

(2)
For the year ended December 31, 2014, the provision for loan losses excluded a $350,000 decrease in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $12.5 million for the year ended December 31, 2014. For the year ended December 31, 2013, the provision for loan losses excluded a $601,000 increase in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $40.5 million for the year ended December 31, 2013.

N/A – Not applicable.

Impaired Loans

The following table presents total impaired loans by class segment as of December 31:

	2014			2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,802	$23,236	$—	$28,892	$24,494	$—
Commercial - secured	17,599	14,582	—	23,890	21,383	—
Real estate - home equity	—	—	—	399	300	—
Real estate - residential mortgage	4,873	4,873	—	—	—	—
Construction - commercial residential	18,041	14,801	—	18,468	13,265	—
Construction - commercial	1,707	1,581	—	3,471	2,451	—
	68,022	59,073		75,120	61,893
With a related allowance recorded:
Real estate - commercial mortgage	49,619	40,023	16,715	43,282	35,830	14,444
Commercial - secured	24,824	19,335	12,165	34,267	22,324	13,315
Commercial - unsecured	1,241	1,089	865	1,113	1,048	752
Real estate - home equity	19,392	13,458	9,224	20,383	14,337	9,059
Real estate - residential mortgage	56,607	46,478	18,592	63,682	51,097	21,745
Construction - commercial residential	14,007	7,903	2,675	22,594	12,777	2,646
Construction - commercial	1,501	1,023	459	3,660	1,997	924
Construction - other	452	281	137	719	548	301
Consumer - indirect	20	19	18	2	2	2
Consumer - direct	19	19	17	11	11	10
	167,682	129,628	60,867	189,713	139,971	63,198
Total	$235,704	$188,701	$60,867	$264,833	$201,864	$63,198

As of December 31, 2014 and 2013, there were $59.1 million and $61.9 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans have been charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans, by class segment, for the years ended December 31:

	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$23,467	$320	$28,603	$489	$41,575	$538
Commercial - secured	18,928	119	30,299	173	26,443	50
Commercial - unsecured	—	—	26	—	52	—
Real estate - home equity	180	1	262	1	433	2
Real estate - residential mortgage	1,532	31	695	25	989	45
Construction - commercial residential	15,421	227	19,847	256	27,361	185
Construction - commercial	1,907	—	3,480	2	3,492	19
	61,435	698	83,212	946	100,345	839
With a related allowance recorded:
Real estate - commercial mortgage	38,240	524	44,136	706	64,739	755
Commercial - secured	20,991	129	27,919	153	45,217	97
Commercial - unsecured	895	3	1,411	5	2,604	6
Real estate - home equity	13,976	108	14,092	65	8,017	23
Real estate - residential mortgage	50,281	1,178	52,251	1,210	44,791	1,446
Construction - commercial residential	8,723	136	11,219	168	19,284	130
Construction - commercial	1,900	—	2,468	3	2,233	17
Construction - other	387	—	523	1	974	7
Consumer - indirect	7	—	1	—	—	—
Consumer - direct	16	1	19	—	84	—
Leasing and other and overdrafts	—	—	11	—	83	—
	135,416	2,079	154,050	2,311	188,026	2,481
Total	$196,851	$2,777	$237,262	$3,257	$288,371	$3,320

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the years ended December 31, 2014, 2013 and 2012 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans as of December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
Real estate - commercial mortgage	$4,899,016	$4,763,987	$127,302	$141,013	$170,837	$196,922	$5,197,155	$5,101,922
Commercial - secured	3,333,486	3,167,168	120,584	111,613	110,544	125,382	3,564,614	3,404,163
Commercial -unsecured	146,680	209,836	7,463	11,666	6,810	2,755	160,953	224,257
Total commercial - industrial, financial and agricultural	3,480,166	3,377,004	128,047	123,279	117,354	128,137	3,725,567	3,628,420
Construction - commercial residential	136,109	117,680	27,495	30,946	40,066	55,309	203,670	203,935
Construction - commercial	409,631	286,802	12,202	3,508	5,586	10,621	427,419	300,931
Total real estate - construction (excluding construction - other)	545,740	404,482	39,697	34,454	45,652	65,930	631,089	504,866
Total	$8,924,922	$8,545,473	$295,046	$298,746	$333,843	$390,989	$9,553,811	$9,235,208

% of Total	93.4%	92.6%	3.1%	3.2%	3.5%	4.2%	100.0%	100.0%

The following table presents the delinquency and non-performing status of home equity, real estate - residential mortgages, construction loans to individuals, consumer, leasing and other loans by class segment as of December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
Real estate - home equity	$1,711,017	$1,731,185	$10,931	$16,029	$14,740	$16,983	$1,736,688	$1,764,197
Real estate - residential mortgage	1,321,139	1,282,754	26,934	23,279	28,995	31,347	1,377,068	1,337,380
Real estate - construction - other	59,180	68,258	—	—	332	548	59,512	68,806
Consumer - direct	104,018	126,666	2,891	3,586	2,414	2,391	109,323	132,643
Consumer - indirect	153,358	147,017	2,574	3,312	176	152	156,108	150,481
Total consumer	257,376	273,683	5,465	6,898	2,590	2,543	265,431	283,124
Leasing and other and overdrafts	118,550	92,876	523	581	133	48	119,206	93,505
Total	$3,467,262	$3,448,756	$43,853	$46,787	$46,790	$51,469	$3,557,905	$3,547,012

% of Total	97.5%	97.2%	1.2%	1.3%	1.3%	1.5%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets as of December 31:

	2014	2013
	(in thousands)
Non-accrual loans	$121,080	$133,753
Accruing loans greater than 90 days past due	17,402	20,524
Total non-performing loans	138,482	154,277
Other real estate owned	12,022	15,052
Total non-performing assets	$150,504	$169,329

The following table presents loans whose terms were modified under TDRs as of December 31:

	2014	2013
	(in thousands)
Real-estate - residential mortgage	$31,308	$28,815
Real-estate - commercial mortgage	18,822	19,758
Construction - commercial residential	9,241	9,889
Commercial - secured	5,170	7,933
Real estate - home equity	2,975	1,365
Commercial - unsecured	67	112
Consumer - direct	19	11
Consumer - indirect	19	—
Construction - commercial	—	228
Total accruing TDRs	67,621	68,111
Non-accrual TDRs (1)	24,616	30,209
Total TDRs	$92,237	$98,320

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2014 and 2013, there were $3.9 million and $9.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs by class segment as of December 31, 2014 and 2013 that were modified during the years ended December 31, 2014 and 2013:

	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	8	$6,841	16	$9,439
Construction - commercial residential	3	3,616	3	5,285
Real estate - residential mortgage	23	2,407	49	9,611
Real estate - home equity	30	1,551	36	2,602
Commercial - secured	11	1,955	8	1,699
Consumer - indirect	4	20	—	—
Consumer - direct	7	7	12	1
Commercial - unsecured	—	—	1	12
	86	$16,397	125	$28,649

The following table presents TDRs, by class segment, as of December 31, 2014 and 2013 that were modified during the years ended December 31, 2014 and 2013 and had a post-modification payment default during their respective year of modification. The Corporation defines a payment default as a single missed scheduled payment:

	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	2	$1,803	1	$568
Real estate - commercial mortgage	2	1,660	6	3,683
Real estate - residential mortgage	11	1,430	19	4,211
Commercial - secured	4	1,208	2	108
Real estate - home equity	11	961	15	1,249
Consumer - direct	1	1	—	—
	31	$7,063	43	$9,819
The following table presents past due status and non-accrual loans by portfolio segment and class segment as of December 31:

	2014
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$14,399	$3,677	$800	$44,437	$45,237	$63,313	$5,133,842	$5,197,155
Commercial - secured	4,839	958	610	28,747	29,357	35,154	3,529,460	3,564,614
Commercial - unsecured	395	65	9	1,022	1,031	1,491	159,462	160,953
Total Commercial - industrial, financial and agricultural	5,234	1,023	619	29,769	30,388	36,645	3,688,922	3,725,567
Real estate - home equity	8,048	2,883	4,257	10,483	14,740	25,671	1,711,017	1,736,688
Real estate - residential mortgage	18,789	8,145	8,952	20,043	28,995	55,929	1,321,139	1,377,068
Construction - commercial	—	—	—	2,604	2,604	2,604	424,815	427,419
Construction - commercial residential	160	—	—	13,463	13,463	13,623	190,047	203,670
Construction - other	—	—	51	281	332	332	59,180	59,512
Total Real estate - construction	160	—	51	16,348	16,399	16,559	674,042	690,601
Consumer - direct	2,034	857	2,414	—	2,414	5,305	104,018	109,323
Consumer - indirect	2,156	418	176	—	176	2,750	153,358	156,108
Total Consumer	4,190	1,275	2,590	—	2,590	8,055	257,376	265,431
Leasing and other and overdrafts	357	166	133	—	133	656	118,550	119,206
	$51,177	$17,169	$17,402	$121,080	$138,482	$206,828	$12,904,888	$13,111,716

	2013
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$15,474	$4,009	$3,502	$40,566	$44,068	$63,551	$5,038,371	$5,101,922
Commercial - secured	8,916	1,365	1,311	35,774	37,085	47,366	3,356,797	3,404,163
Commercial - unsecured	332	125	—	936	936	1,393	222,864	224,257
Total Commercial - industrial, financial and agricultural	9,248	1,490	1,311	36,710	38,021	48,759	3,579,661	3,628,420
Real estate - home equity	13,555	2,474	3,711	13,272	16,983	33,012	1,731,185	1,764,197
Real estate - residential mortgage	16,969	6,310	9,065	22,282	31,347	54,626	1,282,754	1,337,380
Construction - commercial	14	375	—	4,220	4,220	4,609	296,322	300,931
Construction - commercial residential	—	270	346	16,153	16,499	16,769	187,166	203,935
Construction - other	—	—	—	548	548	548	68,258	68,806
Total Real estate - construction	14	645	346	20,921	21,267	21,926	551,746	573,672
Consumer - direct	2,091	1,495	2,391	—	2,391	5,977	126,666	132,643
Consumer - indirect	2,864	448	150	2	152	3,464	147,017	150,481
Total Consumer	4,955	1,943	2,541	2	2,543	9,441	273,683	283,124
Leasing and other and overdrafts	559	22	48	—	48	629	92,876	93,505
	$60,774	$16,893	$20,524	$133,753	$154,277	$231,944	$12,550,276	$12,782,220

NOTE E – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2014	2013
	(in thousands)
Land	$37,667	$37,815
Buildings and improvements	287,271	281,904
Furniture and equipment	176,808	170,970
Construction in progress	21,055	14,195
	522,801	504,884
Less: Accumulated depreciation and amortization	(296,774)	(278,863)
	$226,027	$226,021

NOTE F – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2014	2013	2012
	(in thousands)
Balance at beginning of year	$530,607	$530,656	$536,005
Sale of Global Exchange	—	—	(5,295)
Other goodwill deductions	(14)	(49)	(54)
Balance at end of year	$530,593	$530,607	$530,656
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

As a result of the divestiture of Global Exchange, gross intangible assets totaling $2.3 million ($266,000, net of accumulated amortization) that were allocated to Global Exchange were written-off and included as a reduction to the gain on sale recorded in non-interest income on the consolidated statements of income for the year ended December 31, 2012.
All of the Corporation’s reporting units passed the 2014 goodwill impairment test, resulting in no goodwill impairment charges in 2014. Two reporting units, with total allocated goodwill of $170.4 million, had fair values that exceeded adjusted net book values by less than 5%. The remaining five reporting units, with total allocated goodwill of $360.2 million, had fair values that exceeded net book values by approximately 27% in the aggregate.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in the trading and acquisition multiples of comparable financial institutions and future operating results of reporting units which could differ significantly from the assumptions used in the valuation of reporting units.
The following table summarizes intangible assets as of December 31:

	2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(50,054)	$225	$50,279	$(48,839)	$1,440
Other	9,123	(9,101)	22	9,123	(9,057)	66
Total amortizing	59,402	(59,155)	247	59,402	(57,896)	1,506
Non-amortizing	963	—	963	1,263	(300)	963
	$60,365	$(59,155)	$1,210	$60,665	$(58,196)	$2,469

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. Other amortizing intangible assets, consisting primarily of premiums paid on branch acquisitions in prior years that did not qualify for business combinations accounting under FASB ASC Topic 810. As December 31, 2014, all amortizing intangible assets had a weighted average remaining life of less than one year. Amortization expense related to intangible assets totaled $1.3 million, $2.4 million and $3.0 million in 2014, 2013 and 2012, respectively. Amortization expense for 2015 is expected to be $247,000 with no remaining amortization in future years.

NOTE G – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2014	2013
	(in thousands)
Amortized cost:
Balance at beginning of year	$42,452	$39,737
Originations of mortgage servicing rights	5,047	12,072
Amortization expense	(5,351)	(9,357)
Balance at end of year	$42,148	$42,452
Valuation allowance:
Balance at beginning of year	$—	$(3,680)
Reversals	—	3,680
Balance at end of year	$—	$—
Net MSRs at end of year	$42,148	$42,452

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. No adjustment to the valuation allowance was necessary for the year ended December 31, 2014. A $3.7 million decrease to the valuation allowance was recorded for the year ended December 31, 2013.
The Corporation accounts for MSRs at the lower of amortized cost or fair value. The estimated fair value of MSRs were $46.0 million and $49.3 million as of December 31, 2014 and 2013, respectively. As a result of the MSR fair values exceeding book values, no increases to the valuation allowance were necessary for the years ended December 31, 2014 or 2013.
Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2014 and the contractual remaining lives of the underlying loans, follows (in thousands):

Year
2015	$10,224
2016	9,028
2017	7,717
2018	6,283
2019	4,717

NOTE H – DEPOSITS
Deposits consisted of the following as of December 31:

	2014	2013
	(in thousands)
Noninterest-bearing demand	$3,640,623	$3,283,172
Interest-bearing demand	3,150,612	2,945,210
Savings and money market accounts	3,504,820	3,344,882
Time deposits	3,071,451	2,917,922
	$13,367,506	$12,491,186

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.2 billion and $1.1 billion as of December 31, 2014 and 2013, respectively. The scheduled maturities of time deposits as of December 31, 2014 were as follows (in thousands):

Year
2015	$1,592,986
2016	422,414
2017	369,968
2018	109,299
2019	499,984
Thereafter	76,800
$3,071,451

NOTE I – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2014, 2013 and 2012 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31			Maximum Outstanding
	2014	2013	2012	2014	2013	2012
	(in thousands)
Federal funds purchased	$6,219	$582,436	$592,470	$577,581	$848,179	$636,562
Short-term FHLB advances (1)	70,000	400,000	—	600,000	600,000	25,000
Customer repurchase agreements	158,394	175,621	156,238	244,729	215,305	258,734
Customer short-term promissory notes	95,106	100,572	119,691	95,106	115,129	152,570
	$329,719	$1,258,629	$868,399

(1) Represents FHLB advances with an original maturity term of less than one year.

As of December 31, 2014, the Corporation had aggregate availability under Federal funds lines of $1.2 billion, with $6.2 million of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2014 and 2013, the Corporation had $1.1 billion and $2.0 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2014	2013	2012
	(dollars in thousands)
Amount outstanding as of December 31	$158,394	$175,621	$156,238
Weighted average interest rate at year end	0.13%	0.12%	0.16%
Average amount outstanding during the year	$197,432	$186,851	$206,842
Weighted average interest rate during the year	0.10%	0.11%	0.12%

FHLB advances and long-term debt included the following as of December 31:

	2014	2013
	(in thousands)
FHLB advances	$673,107	$513,854
Subordinated debt	300,000	200,000
Junior subordinated deferrable interest debentures	171,136	171,136
Unamortized issuance costs and other	(4,830)	(1,406)
	$1,139,413	$883,584

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2014 and 2013, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $100.0 million, is secured by equity securities and insurance investments and bears interest at London Interbank Offered Rate (LIBOR) plus 2.00%. Although balances drawn on the line of credit and related interest income and expense are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 3.43%. As of December 31, 2014, the Corporation had an additional borrowing capacity of approximately $2.6 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

The following table summarizes the scheduled maturities of FHLB advances and long-term debt as of December 31, 2014 (in thousands):

Year
2015	$184,950
2016	236,015
2017	314,702
2018	—
2019	127,007
Thereafter	276,739
$1,139,413

In November 2014, the Corporation issued $100 million of ten-year subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of approximately 4.87% as a result of issuance costs. Interest is paid semi-annually in May and November. In May 2007, the Corporation issued $100 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75% and an effective rate of approximately 5.96% as a result of issuance costs. Interest is paid semi-annually in May and November. In March 2005, the Corporation issued $100 million of ten-year subordinated notes, which mature April 1, 2015 and carry a fixed rate of 5.35% and an effective rate of approximately 5.49% as a result of issuance costs. Interest is paid semi-annually in October and April.
The Parent Company owns all of the common stock of four subsidiary trusts, which have issued Trust Preferred Securities in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The Trust Preferred Securities are redeemable on specified dates, or earlier if certain events arise.
The following table provides details of the debentures as of December 31, 2014 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	2.91%	$6,186	06/30/34	03/31/14	100.0
Columbia Bancorp Statutory Trust II	Variable	2.13%	4,124	03/15/35	03/15/14	100.0
Columbia Bancorp Statutory Trust III	Variable	2.01%	6,186	06/15/35	03/15/14	100.0
Fulton Capital Trust I	Fixed	6.29%	154,640	02/01/36	N/A	N/A
			$171,136

N/A – Not applicable.

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2014		2013
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$89,655	$1,391	$75,217	$867
Negative fair values	301	(6)	11,393	(59)
Net interest rate locks with customers		1,385		808
Forward Commitments
Positive fair values	—	—	87,904	1,263
Negative fair values	93,802	(1,164)	2,373	(5)
Net forward commitments		(1,164)		1,258
Interest Rate Swaps with Customers
Positive fair values	468,080	19,716	111,899	2,105
Negative fair values	25,418	(198)	105,673	(2,993)
Net interest rate swaps with customers		19,518		(888)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	25,418	198	105,673	2,993
Negative fair values	468,080	(19,716)	111,899	(2,105)
Net interest rate swaps with dealer counterparties		(19,518)		888
Foreign Exchange Contracts with Customers
Positive fair values	11,616	810	2,150	24
Negative fair values	5,250	(441)	12,775	(343)
Net foreign exchange contracts with customers		369		(319)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	5,287	446	17,348	498
Negative fair values	13,572	(876)	5,872	(48)
Net foreign exchange contracts with correspondent banks		(430)		450
Net derivative fair value asset		$160		$2,197
The following table presents the fair value gains and losses on derivative financial instruments for the years ended December 31:

	2014	2013	2012	Statements of Income Classification
	(in thousands)
Interest rate locks with customers	$577	$(5,949)	$2,879	Mortgage banking income
Forward commitments	(2,422)	1,466	2,503	Mortgage banking income
Interest rate swaps with customers	20,406	(7,978)	4,346	Other non-interest expense
Interest rate swaps with counterparties	(20,406)	7,978	(4,346)	Other non-interest expense
Foreign exchange contracts with customers	688	(108)	(1,487)	Other service charges and fees
Foreign exchange contracts with correspondent banks	(880)	507	1,648	Other service charges and fees
Net fair value (losses) gains on derivative financial instruments	$(2,037)	$(4,084)	$5,543

The Corporation has elected to record mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2014 and 2013:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value (Loss) Gain	Statements of Income Classification
	(in thousands)
December 31, 2014:
Mortgage loans held for sale	$17,080	$17,522	Loans held for sale	$263	Mortgage banking income
December 31, 2013:
Mortgage loans held for sale	21,172	21,351	Loans held for sale	(1,975)	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

The fair values of interest rate swap agreements the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements. The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets as of December 31:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2014
Interest rate swap assets	$19,914	$(206)	$—	$19,708

Interest rate swap liabilities	$19,914	$(206)	$(19,210)	$498

2013
Interest rate swap assets	$5,098	$(2,104)	$—	$2,994

Interest rate swap liabilities	$5,098	$(2,104)	$(730)	$2,264

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

NOTE K – REGULATORY MATTERS
Regulatory Capital Requirements
The Corporation’s subsidiary banks are subject to regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the subsidiary banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the subsidiary banks to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2014, that all of its bank subsidiaries met the capital adequacy requirements to which they were subject.

As of December 31, 2014 and 2013, the Corporation’s four significant subsidiaries, Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank, were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2014 that management believes have changed the institutions’ categories.

The following tables present the Total risk-based, Tier I risk-based and Tier I leverage requirements for the Corporation and its significant subsidiaries with total assets in excess of $1 billion.

	2014
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,970,569	14.7%	$1,076,013	8.0%	N/A	N/A
Fulton Bank, N.A.	1,065,445	13.2	643,791	8.0	804,739	10.0%
Fulton Bank of New Jersey	347,235	13.1	211,823	8.0	264,779	10.0
The Columbia Bank	203,109	13.5	119,934	8.0	149,917	10.0
Lafayette Ambassador Bank	167,800	15.9	84,407	8.0	105,508	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	1,655,853	12.3	538,007	4.0%	N/A	N/A
Fulton Bank, N.A	977,547	12.1	321,896	4.0	482,843	6.0%
Fulton Bank of New Jersey	313,843	11.9	105,911	4.0	158,867	6.0
The Columbia Bank	184,331	12.3	59,967	4.0	89,950	6.0
Lafayette Ambassador Bank	154,817	14.7	42,203	4.0	63,305	6.0
Tier I Capital (to Average Assets):
Corporation	1,655,853	10.0	663,421	4.0%	N/A	N/A
Fulton Bank, N.A	977,547	10.5	373,288	4.0	466,610	5.0%
Fulton Bank of New Jersey	313,843	9.4	133,580	4.0	166,975	5.0
The Columbia Bank	184,331	9.4	78,186	4.0	97,733	5.0
Lafayette Ambassador Bank	154,817	10.8	57,132	4.0	71,416	5.0
N/A – Not applicable as "well capitalized" applies to banks only.

	2013
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,987,737	15.0%	$1,056,974	8.0%	N/A	N/A
Fulton Bank, N.A.	1,053,214	13.1	641,218	8.0	801,523	10.0%
Fulton Bank of New Jersey	343,341	13.8	199,120	8.0	248,900	10.0
The Columbia Bank	215,648	15.4	111,675	8.0	139,594	10.0
Lafayette Ambassador Bank	155,475	14.2	87,566	8.0	109,458	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,736,567	13.1	$528,487	4.0%	N/A	N/A
Fulton Bank, N.A	941,546	11.8	320,609	4.0	480,914	6.0%
Fulton Bank of New Jersey	308,210	12.4	99,560	4.0	149,340	6.0
The Columbia Bank	198,135	14.2	55,837	4.0	83,756	6.0
Lafayette Ambassador Bank	140,733	12.9	43,783	4.0	65,675	6.0
Tier I Capital (to Average Assets):
Corporation	$1,736,567	10.6	$654,532	4.0%	N/A	N/A
Fulton Bank, N.A	941,546	10.0	375,647	4.0	469,558	5.0%
Fulton Bank of New Jersey	308,210	9.6	128,250	4.0	160,312	5.0
The Columbia Bank	198,135	10.6	75,098	4.0	93,873	5.0
Lafayette Ambassador Bank	140,733	10.1	55,563	4.0	69,454	5.0
N/A – Not applicable as "well capitalized" applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and primary regulator and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks was approximately $243 million as of December 31, 2014, based on the subsidiary banks maintaining enough capital to be considered well capitalized, as defined above.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.
U.S. Basel III Capital Rules
In July 2013, the Federal Reserve Board approved final rules (the U.S. Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and become fully phased in on January 1, 2019.
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

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off-balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weights for a variety of asset categories.
As of December 31, 2014, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

Regulatory Enforcement Orders

In July 2014, three wholly owned banking subsidiaries of the Corporation, Fulton Bank, N.A., Swineford National Bank and FNB Bank, N.A., each entered into a Stipulation and Consent to the Issuance of a Consent Order with their primary federal banking regulatory agency, the Office of the Comptroller of the Currency (OCC), consenting to the issuance by the OCC of a Consent Order (collectively, together with each Stipulation and Consent to the Issuance of a Consent Order, the OCC Consent Orders). The OCC Consent Orders relate to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the BSA/AML Compliance Program), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements), as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on July 18, 2014. The OCC Consent Orders require, among other things, that the banking subsidiaries review, assess and take actions to strengthen and enhance their the BSA/AML Compliance Program, including elements of the BSA/AML Compliance Program relating to: internal controls designed to ensure compliance with the BSA/AML Requirements; the periodic risk assessment process relating to the BSA/AML Requirements; customer due diligence procedures; enhanced due diligence procedures for higher-risk customers; procedures for monitoring for, identifying, investigating and reporting suspicious activity, or known or suspected violations of law; the qualifications and sufficiency of staff responsible for carrying out the BSA/AML Compliance Program; and training related to the BSA/AML Requirements.

In September 2014, the Corporation and its wholly owned banking subsidiary, Lafayette Ambassador Bank (Lafayette), entered into a Cease and Desist Order Issued Upon Consent (the Cease and Desist Order) with their primary federal banking regulatory agency, the Board of Governors of the Federal Reserve System (the FRB), as disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on September 9, 2014. The Cease and Desist Order relates to identified deficiencies in the BSA/AML Compliance Program, which was designed to comply with the BSA/AML Requirements. The requirements of the Cease and Desist Order are similar to the requirements of the OCC Consent Orders. In addition, the Cease and Desist Order requires, among other things, that the Corporation engage an independent third-party firm to conduct a comprehensive assessment of the BSA/AML Compliance Program, and that Lafayette engage an independent third-party firm to conduct a retrospective review of account and transaction activity from January 1, 2014 to June 30, 2014 associated with high-risk customers to determine whether suspicious activity was properly identified and reported in accordance with the BSA/AML Requirements. Based on the results of this transaction review, the FRB may require a review of transactions for additional time periods.

As disclosed by the Corporation in a Current Report on Form 8-K filed with the SEC on December 29, 2014, in December 2014, The Columbia Bank (Columbia), a wholly-owned banking subsidiary of the Corporation, entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) consenting to the issuance by the FDIC of a Consent Order (the FDIC Consent Order). In addition, Columbia entered into a Stipulation and Consent to the Issuance of a Consent Order with the Commissioner of Financial Regulation for the State of Maryland (the Commissioner), consenting to the issuance by the Commissioner of a Consent Order, and an Acknowledgement of Adoption of FDIC Consent Order by the Commissioner of Financial Regulation, pursuant to which, the Commissioner and Columbia agreed that, upon issuance of the FDIC Consent Order, the FDIC Consent Order shall be binding between the Commissioner and Columbia with the same legal effect as if the Commissioner had issued a separate Consent Order that included all of the provisions of the FDIC Consent Order. The FDIC Consent Order relates to identified deficiencies in the BSA/AML Compliance Program, which was designed to comply with the BSA/AML Requirements. The requirements of the FDIC Consent Order are similar to the requirements of the OCC Consent Orders and the Cease and Desist Order. In addition, the FDIC Consent Order requires, among other things, that: (i) the Board of Directors of Columbia designate a permanent, qualified and experienced Bank Secrecy Act officer that: is acceptable to the FDIC and the Commissioner; reports monthly to the Board of Directors of Columbia; and is provided with sufficient authority and resources to implement the BSA/AML Compliance Program; and (ii) Columbia conduct a retrospective review of currency transaction aggregation reports and Currency Transaction Reports from May 1, 2013 through the effective date of the FDIC Consent Order to determine whether transactions by a common conductor were properly identified and reported.

On February 25, 2015, Fulton Bank of New Jersey (FBNJ), the Corporation’s sixth wholly owned banking subsidiary, entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the 2015 FDIC Consent Order). In addition, on February 25, 2015, FBNJ entered into a Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the New Jersey Consent Order and, together with the FDIC Consent Order, the 2015 Consent Orders). The 2015 Consent Orders impose substantially identical requirements and relate to identified deficiencies in the BSA/AML Compliance Program, which was designed to comply with the BSA/AML Requirements. The requirements of the 2015 Consent Orders are similar to the requirements of the FDIC Consent Order, except that FBNJ is required to review and enhance its periodic risk assessment process relating to the BSA/AML Requirements, and FBNJ is not required to conduct a retrospective review of past currency transaction aggregation reports and Currency Transaction Reports. See Part II, Item 9B "Other Information" for additional information regarding the 2015 Consent Orders.

NOTE L – INCOME TAXES
The components of the provision for income taxes are as follows:

	2014	2013	2012
	(in thousands)
Current tax expense (benefit):
Federal	$32,957	$38,573	$41,151
State	1,126	687	(557)
	34,083	39,260	40,594
Deferred tax expense (benefit):
Federal	18,523	15,357	17,007
State	—	(3,532)	—
	18,523	11,825	17,007
Income tax expense	$52,606	$51,085	$57,601
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(5.4)	(5.2)	(5.0)
Low income housing investments	(4.9)	(4.9)	(4.4)
Change in valuation allowance	(0.8)	(2.0)	(0.6)
Bank owned life insurance	(0.5)	(0.5)	(0.8)
State income taxes, net of federal benefit	1.2	1.1	0.6
Executive compensation	0.1	0.1	0.5
Non-deductible goodwill	—	—	0.9
Other, net	0.3	0.4	0.3
Effective income tax rate	25.0%	24.0%	26.5%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$68,407	$75,525
Postretirement and defined benefit plans	16,017	9,561
State loss carryforwards	12,960	13,724
Deferred compensation	12,486	12,099
Other-than-temporary impairment of investments	8,126	10,378
Other accrued expenses	7,335	9,987
Unrealized holding losses on securities available for sale	—	13,922
Other	8,433	10,850
Total gross deferred tax assets	133,764	156,046
Deferred tax liabilities:
Mortgage servicing rights	15,004	15,118
Direct leasing	12,399	7,948
Acquisition premiums/discounts	8,200	7,631
Premises and equipment	7,897	9,864
Unrealized holding gains on securities available for sale	3,949	—
Intangible assets	1,382	1,498
Other	7,960	4,112
Total gross deferred tax liabilities	56,791	46,171
Net deferred tax asset, before valuation allowance	76,973	109,875
Valuation allowance	(10,187)	(11,880)
Net deferred tax asset	$66,786	$97,995
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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2014 and 2013, the Corporation had state net operating loss carryforwards of approximately $451 million and $475 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2034.

The Corporation has $8.2 million of deferred tax assets resulting from unrealized other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. Other deferred tax assets include $3.1 million related to realized capital losses on sales of investment securities that have not been deducted on tax returns as there were no capital gains available for offset in the current or carryback periods. These losses will begin to expire in 2016. If sufficient capital gains are not realized during this period, some or all of this deferred tax asset may need to be written off through a charge to income tax expense. The Corporation has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties. As such, no valuation allowance for the deferred tax assets related to the realized or unrealized capital losses is considered necessary as of December 31, 2014.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2014.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2014	2013	2012
	(in thousands)
Balance at beginning of year	$1,651	$1,453	$9,438
Prior period tax positions	188	—	(378)
Current period tax positions	269	318	203
Settlement with taxing authority	—	—	(7,171)
Lapse of statute of limitations	(164)	(120)	(639)
Balance at end of year	$1,944	$1,651	$1,453

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will generally occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on future total unrecognized tax benefits cannot be reasonably estimated, approximately $64,000 is expected to reverse in 2015 due to lapsing of the statute of limitations. Decreases can also occur through the settlement of a position with the taxing authority.
The $188,000 increase for prior period tax positions in 2014 resulted from changes in state case law, which impacted the estimated amount of positions taken in prior years that will ultimately be recognized.
As of December 31, 2014, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $640,000 of federal tax expense on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $47,000 of interest and penalty expense, net of reversals, in income tax expense related to unrecognized tax positions in 2014. The Corporation recognized as a benefit approximately $3,000 and $84,000 of interest and penalties in income tax expense related to unrecognized tax positions in 2013 and 2012, respectively, as a result of reversals exceeding current period expenses. As of December 31, 2014 and 2013, total accrued interest and penalties related to unrecognized tax positions were approximately $485,000 and $439,000, respectively.
The Corporation and its subsidiaries file income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2011.

NOTE M – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2014	2013	2012
	(in thousands)
401(k) Retirement Plan	$8,643	$11,807	$11,983
Pension Plan	1,514	2,477	1,834
	$10,157	$14,284	$13,817

401(k) Retirement Plan – A defined contribution plan that includes two contribution features:

•
Employer Profit Sharing – elective contributions based on a formula providing for an amount not to exceed 5% of each eligible employee’s covered compensation. Employees hired after July 1, 2007 are not eligible for this contribution. Beginning January 1, 2015, the Corporation suspended all contributions to the plan.

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
Pension Plan
The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2014	2013	2012
	(in thousands)
Service cost (1)	$367	$202	$157
Interest cost	3,413	3,087	3,223
Expected return on assets	(3,240)	(3,194)	(3,230)
Net amortization and deferral	974	2,382	1,684
Net periodic pension cost	$1,514	$2,477	$1,834

(1)
The Pension Plan was curtailed effective January 1, 2008. Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2014	2013
	(in thousands)
Projected benefit obligation at beginning of year	$73,362	$84,032
Service cost	367	202
Interest cost	3,413	3,087
Benefit payments	(5,164)	(3,009)
Change due to change in assumptions	22,055	(10,773)
Experience gain	(954)	(177)
Projected benefit obligation at end of year	$93,079	$73,362

Fair value of plan assets at beginning of year	$55,448	$54,772
Actual return on assets	1,446	3,685
Benefit payments	(5,164)	(3,009)
Fair value of plan assets at end of year	$51,730	$55,448

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2014	2013
	(in thousands)
Projected benefit obligation	$(93,079)	$(73,362)
Fair value of plan assets	51,730	55,448
Funded status	$(41,349)	$(17,914)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Gross of tax	Net of tax
	(in thousands)
Balance as of December 31, 2012	$29,984	$19,490
Recognized as a component of 2013 periodic pension cost	(2,382)	(1,548)
Unrecognized gains arising in 2013	(11,441)	(7,437)
Balance as of December 31, 2013	16,161	10,505
Recognized as a component of 2014 periodic pension cost	(974)	(633)
Unrecognized losses arising in 2014	22,895	14,882
Balance as of December 31, 2014	$38,082	$24,754

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2015 is expected to be $3.6 million.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2014	2013	2012
Discount rate-projected benefit obligation	3.75%	4.75%	3.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

As of December 31, 2014, 2013 and 2012, the discount rate used to calculate the present value of benefit obligations was determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.

As of December 31, 2014, the mortality table used to calculate the present value of benefit obligations was determined using the RP-2014 White Collar Mortality Table, compared to the IRS 2014 Static Mortality Table as of December 31, 2013.
The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2014 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2014		2013
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$8,503		$5,882
Equity common trust funds	6,018		8,418
Equity securities	14,521	28.1%	14,300	25.8%
Cash and money market funds	8,957		10,574
Fixed income mutual funds	9,845		9,579
Corporate debt securities	4,971		7,815
U.S. Government agency securities	3,856		3,938
Fixed income securities and cash	27,629	53.4%	31,906	57.5%
Other alternative investment funds	9,580	18.5%	9,242	16.7%
	$51,730	100.0%	$55,448	100.0%

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
Estimated future benefit payments are as follows (in thousands):

Year
2015	$2,889
2016	3,123
2017	3,388
2018	3,758
2019	3,881
2020 – 2024	23,574
$40,613

Postretirement Benefits
The Corporation provides medical benefits and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Prior to February 1, 2014 certain full-time employees became eligible for these discretionary benefits if they reached retirement age while working for the Corporation.

Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million curtailment gain as a reduction to salaries and employee benefits in 2014, as determined by consulting actuaries. The curtailment gain resulted from the recognition of the remaining pre-curtailment prior service cost as of December 31, 2013. In addition, this amendment resulted in a $3.4 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.

The components of the expense for postretirement benefits other than pensions are as follows:

	2014	2013	2012
	(in thousands)
Service cost	$15	$228	$211
Interest cost	206	322	346
Expected return on plan assets	—	(1)	(2)
Net amortization and deferral	(347)	(363)	(363)
Net postretirement benefit cost	$(126)	$186	$192

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2014	2013
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$8,169	$9,272
Service cost	15	228
Interest cost	206	322
Benefit payments	(209)	(230)
Experience gain	(532)	(423)
Change due to change in assumptions	1,261	(1,000)
Effect of curtailment	(3,358)	—
Accumulated postretirement benefit obligation at end of year	$5,552	$8,169

Fair value of plan assets at beginning of year	$23	$45
Employer contributions	194	208
Benefit payments	(209)	(230)
Fair value of plan assets at end of year	$8	$23

The following table presents the funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31:

	2014	2013
	(in thousands)
Accumulated postretirement benefit obligation	$(5,552)	$(8,169)
Fair value of plan assets	8	23
Funded status	$(5,544)	$(8,146)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2012	$(1,847)	$297	$(1,550)	$(1,008)
Recognized as a component of 2013 postretirement benefit cost	363	—	363	236
Unrecognized gains arising in 2013	—	(1,434)	(1,434)	(932)
Balance as of December 31, 2013	(1,484)	(1,137)	(2,621)	(1,704)
Recognized as a component of 2014 postretirement benefit cost, before curtailment	32	10	42	26
Unrecognized gains arising in 2014, prior to curtailment	—	(313)	(313)	(203)
Curtailment gain	1,452	—	1,452	944
Recognized as a component of 2014 postretirement benefit cost, after curtailment	235	70	305	199
Unrecognized gains arising in 2014, after curtailment	(3,358)	1,034	(2,324)	(1,511)
Balance as of December 31, 2014	$(3,123)	$(336)	$(3,459)	$(2,249)
For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 6% in year one, declining to an ultimate rate of 5.5% by year two. This health care cost trend rate has a significant impact on the amounts reported. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $430,000 and the current period expense would increase by approximately $10,000. Conversely, a 1.0% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $380,000 and the current period expense by approximately $10,000.

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2014	2013	2012
Discount rate-projected benefit obligation	3.75%	4.75%	3.75%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
As of December 31, 2014 and 2013, the discount rate used to calculate the accumulated postretirement benefit obligation was determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

As of December 31, 2014, the mortality table used to calculate the accumulated postretirement benefit obligation was determined using the RP-2014 White Collar Mortality Table, compared to the IRS 2014 Static Mortality Table as of December 31, 2013.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2015	$404
2016	400
2017	392
2018	389
2019	384
2020 – 2024	1,809
$3,778

NOTE N – SHAREHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2014:
Unrealized gain on securities	$51,901	$(18,167)	$33,734
Reclassification adjustment for securities gains included in net income (1)	(2,041)	714	(1,327)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	1,200	(420)	780
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement cost	(20,258)	7,090	(13,168)
Reclass adjustment for postretirement plan gain included in net income (2)	(1,452)	508	(944)
Amortization of net unrecognized pension and postretirement income (2)	627	(219)	408
Total Other Comprehensive Income	$30,186	$(10,567)	$19,619
2013:
Unrealized loss on securities	$(76,319)	$26,712	$(49,607)
Reclassification adjustment for securities gains included in net income (1)	(8,004)	2,801	(5,203)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	3,042	(1,065)	1,977
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement income	12,875	(4,506)	8,369
Amortization of net unrecognized pension and postretirement income (2)	2,019	(707)	1,312
Total Other Comprehensive Loss	$(66,178)	$23,162	$(43,016)
2012:
Unrealized gain on securities	$2,414	$(845)	$1,569
Reclassification adjustment for securities gains included in net income (1)	(3,026)	1,059	(1,967)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	2,046	(716)	1,330
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement cost	(6,470)	2,263	(4,207)
Amortization of net unrecognized pension and postretirement income (2)	1,321	(462)	859
Total Other Comprehensive Loss	$(3,506)	$1,226	$(2,280)

(1)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Investment securities gains, net" on the consolidated statements of income. See Note C, "Investment Securities," for additional details.

(2)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Salaries and employee benefits" on the consolidated statements of income. See Note M, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Cost)	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Balance as of December 31, 2011	$27,054	$(1,011)	$(15,134)	$(2,954)	$7,955
Current-period other comprehensive income (loss)	1,275	1,624	(4,207)	—	(1,308)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,967)	—	859	136	(972)
Balance as of December 31, 2012	26,362	613	(18,482)	(2,818)	5,675
Other comprehensive income (loss) before reclassifications	(49,607)	1,977	8,369	—	(39,261)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,265)	(938)	1,312	136	(3,755)
Balance as of December 31, 2013	(27,510)	1,652	(8,801)	(2,682)	(37,341)
Other comprehensive income (loss) before reclassifications	33,734	780	(14,112)	—	20,402
Amounts reclassified from accumulated other comprehensive income (loss)	(244)	(1,083)	408	136	(783)
Balance as of December 31, 2014	$5,980	$1,349	$(22,505)	$(2,546)	$(17,722)
Common Stock Repurchase Plans
In January 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase of up to 8.0 million shares, or approximately 4.0% of its outstanding shares, through June 30, 2013. During 2013, the Corporation repurchased 8.0 million shares, completing this repurchase program.

In October 2013, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through March 2014. During the first quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase program at an average cost of $12.45 per share, completing this repurchase program on February 19, 2014.

In May 2014, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to 4.0 million shares, or approximately 2.1% of its outstanding shares, through December 31, 2014. During the third quarter of 2014, the Corporation repurchased 4.0 million shares under this repurchase program at an average cost of $11.36 per share, completing this repurchase program on August 25, 2014.

In November 2014, the Corporation entered into an accelerated share repurchase agreement (ASR) with a third party to repurchase $100 million of shares of its common stock. Under the terms of the ASR, the Corporation paid $100 million to the third party in November 2014 and received an initial delivery of 6.5 million shares, representing 80% of the shares expected to be delivered under the ASR, based on the closing price for the Corporation’s shares on November 13, 2014. The final number of shares to be repurchased under the ASR will depend upon the daily volume-weighted average prices of the Corporation’s shares, less a discount, over the term of the ASR. The ASR contains customary terms for such transactions, including mechanisms to determine the number of shares or the amount of cash that will be delivered at settlement, circumstances under which adjustments may be made to the transaction, circumstances under which the transaction may be terminated prior to its scheduled maturity and customary representations and warranties made by the parties. Final settlement of the ASR is scheduled for no later than April 17, 2015, and may occur earlier at the option of the third party.

NOTE O – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2014	2013	2012
	(in thousands)
Compensation expense	$5,865	$5,330	$4,834
Tax benefit	(1,608)	(1,475)	(1,253)
Stock-based compensation, net of tax	$4,257	$3,855	$3,581

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory federal tax rate. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock. The Corporation did not grant any non-qualified stock options in 2014. Non-qualified stock options granted in 2013 and 2012 were 50,000 and 15,000 non-qualified stock options, respectively.
The following table presents compensation expense and related tax benefits for restricted stock awards, RSUs and PSUs recognized in the consolidated statements of income, and included as a component of total stock-based compensation within the preceding table:

	2014	2013	2012
	(in thousands)
Compensation expense	$4,345	$3,705	$3,506
Tax benefit	(1,510)	(1,297)	(1,227)
Restricted stock compensation, net of tax	$2,835	$2,408	$2,279
The following table provides information about stock option activity for the year ended December 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2013	5,567,701	$13.25
Granted	288,626	12.61
Exercised	(215,047)	9.62
Forfeited	(435,502)	14.73
Expired	(903,314)	14.95
Outstanding as of December 31, 2014	4,302,464	$12.89	4.4 years	$4.5
Exercisable as of December 31, 2014	3,546,500	$13.13	3.5 years	$4.0

The following table provides information about nonvested stock options, restricted stock, RSUs and PSUs granted under the Employee Option Plan and Directors' Plan for the year ended December 31, 2014:

	Nonvested Stock Options		Restricted Stock/RSUs/PSUs
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2013	1,071,266	$2.35	943,039	$10.90
Granted	288,626	3.14	553,343	12.51
Vested	(514,734)	2.29	(389,328)	9.83
Forfeited	(89,194)	2.49	(43,967)	10.61
Nonvested as of December 31, 2014	755,964	$2.68	1,063,087	$11.83

As of December 31, 2014, there was $7.4 million of total unrecognized compensation cost related to nonvested stock options, restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2014, the Employee Option Plan had 11.4 million shares reserved for future grants through 2023 and the Directors’ Plan had 410,000 shares reserved for future grants through 2021.

The following table presents information about stock options exercised:

	2014	2013	2012
	(dollars in thousands)
Number of options exercised	215,047	451,102	141,305
Total intrinsic value of options exercised	$568	$1,612	$402
Cash received from options exercised	$2,068	$3,650	$987
Tax deduction realized from options exercised	$568	$1,416	$322

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of stock option awards under the Employee Option Plan was estimated on the grant date using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	2014	2013	2012
Risk-free interest rate	2.44%	1.27%	1.68%
Volatility of Corporation’s stock	28.05%	27.64%	26.60%
Expected dividend yield	2.36%	2.48%	2.54%
Expected life of options	7 Years	7 Years	7 Years

The expected life of the options was estimated based on historical activity. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the options. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the options on the date of the grant.
Based on the assumptions above, the Corporation calculated an estimated fair value per option of $3.14, $2.49 and $2.22 for options granted in 2014, 2013 and 2012, respectively. The Corporation granted 288,626 options in 2014, 617,869 options in 2013 and 470,528 options in 2012.
The fair value of certain PSUs with market based performance conditions granted in 2014 under the Employee Option Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert, which is dependent upon certain assumptions, as summarized in the following table:

Risk-free interest rate	0.91%
Volatility of Corporation’s stock	29.63%
Expected life of options	3 Years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU granted in 2014 of $10.33.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2014	2013	2012
ESPP shares purchased	132,640	141,608	165,456
Average purchase price per share (85% of market value)	$10.31	$10.02	$8.35
Compensation expense recognized (in thousands)	$241	$251	$244

NOTE P – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.1 million in 2014, $19.0 million in 2013 and $19.4 million in 2012.
Future minimum payments as of December 31, 2014 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2015	$16,226
2016	15,176
2017	13,789
2018	11,517
2019	9,656
Thereafter	51,840
$118,204

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

The following table presents commitments to extend credit and letters of credit:

	2014	2013
	(in thousands)
Commercial and other	$2,743,415	$2,673,415
Home equity	1,294,205	1,245,589
Commercial mortgage and construction	351,444	360,574
Total commitments to extend credit	$4,389,064	$4,279,578

Standby letters of credit	$382,465	$391,445
Commercial letters of credit	32,304	36,344
Total letters of credit	$414,769	$427,789

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

The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan or reimburse the investor for a credit loss incurred on a loan if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. During the first quarter of 2014, the Corporation entered into a settlement agreement with a secondary market investor. Under this agreement, the Corporation agreed to pay this investor $4.5 million to settle all outstanding and potential future repurchase requests under a series of specified loan purchase agreements with that secondary market investor. The result of this settlement was a reduction to outstanding repurchase requests of $7.5 million and a reduction to reserves for repurchases of $5.1 million. As of December 31, 2014 and 2013, total outstanding repurchase requests totaled approximately $917,000 and $6.1 million, respectively.

From 2000 to 2011, the Corporation sold loans to the FHLB under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program in 2014, 2013 or 2012. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account" (FLA) balance, up to specified amounts. The FLA is funded by the FHLB of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of December 31, 2014, the unpaid principal balance of loans sold under the MPF Program was approximately $153 million. As of December 31, 2014 and 2013, the reserves for estimated credit losses related to loans sold under the MPF Program were $2.3 million and $2.5 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit loss methodology for residential mortgage loans.

As of December 31, 2014 and 2013, the reserve for losses on residential mortgage loans sold was $3.2 million and $8.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of December 31, 2014 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.
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

See also, Note K "Regulatory Matters," under the sub-heading "Regulatory Enforcement Orders."

NOTE R – FAIR VALUE MEASUREMENTS
As required by FASB ASC Topic 820, all assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized based on the method of their fair value determination.
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets as of December 31:

	2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$17,522	$—	$17,522
Available for sale investment securities:
Equity securities	47,623	—	—	47,623
U.S. Government securities	—	200	—	200
U.S. Government sponsored agency securities	—	214	—	214
State and municipal securities	—	245,215	—	245,215
Corporate debt securities	—	90,126	7,908	98,034
Collateralized mortgage obligations	—	902,313	—	902,313
Mortgage-backed securities	—	928,831	—	928,831
Auction rate securities	—	—	100,941	100,941
Total available for sale investment securities	47,623	2,166,899	108,849	2,323,371
Other assets	17,682	21,305	—	38,987
Total assets	$65,305	$2,205,726	$108,849	$2,379,880
Other liabilities	$17,737	$21,084	$—	$38,821

	2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$21,351	$—	$21,351
Available for sale investment securities:
Equity securities	46,201	—	—	46,201
U.S. Government securities	—	525	—	525
U.S. Government sponsored agency securities	—	726	—	726
State and municipal securities	—	284,849	—	284,849
Corporate debt securities	—	89,662	9,087	98,749
Collateralized mortgage obligations	—	1,032,398	—	1,032,398
Mortgage-backed securities	—	945,712	—	945,712
Auction rate securities	—	—	159,274	159,274
Total available for sale investment securities	46,201	2,353,872	168,361	2,568,434
Other assets	15,779	7,227	—	23,006
Total assets	$61,980	$2,382,450	$168,361	$2,612,791
Other liabilities	$15,648	$5,161	$—	$20,809
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2014 and December 31, 2013 were measured as the price that secondary market investors were offering for loans with similar characteristics. See Note A, "Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of stocks of financial institutions ($41.8 million at December 31, 2014 and $40.6 million at December 31, 2013) and other equity investments ($5.8 million at December 31, 2014 and $5.6 million at December 31, 2013). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.0 million at December 31, 2014 and $50.3 million at December 31, 2013), single-issuer trust preferred securities issued by financial institutions ($42.0 million at December 31, 2014 and $40.5 million at December 31, 2013), pooled trust preferred securities issued by financial institutions ($4.1 million at December 31, 2014 and $5.3 million at December 31, 2013) and other corporate debt issued by non-financial institutions ($1.9 million at December 31, 2014 and $2.6 million at December 31, 2013).

Level 2 investments include subordinated debt, other corporate debt issued by non-financial institutions and $38.2 million and $36.7 million of single-issuer trust preferred securities held at December 31, 2014 and 2013, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.8 million at December 31, 2014 and $3.8 million at December 31, 2013). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($16.4 million at December 31, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($1.3 million at December 31, 2014 and $522,000 at December 31, 2013). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.4 million at December 31, 2014 and $2.1 million at December 31, 2013) and the fair value of interest rate swaps ($19.9 million at December 31, 2014 and $5.1 million at December 31, 2013). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note J, " Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.4 million at December 31, 2014 and $15.3 million at December 31, 2013) and the fair value of foreign currency exchange contracts ($1.3 million at December 31, 2014 and $391,000 at December 31, 2013). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets," above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.2 million at December 31, 2014 and $64,000 at December 31, 2013) and the fair value of interest rate swaps ($19.9 million at December 31, 2014 and $5.1 million at December 31, 2013). The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Other assets" above.

The following table presents the changes in available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance as of December 31, 2012	$6,927	$3,360	$149,339
Realized adjustments to fair value (1)	1,604	—	—
Unrealized adjustments to fair value (2)	1,981	412	11,688
Sales	(4,987)	—	(25)
Settlements - calls	(219)	—	(2,725)
Discount accretion (3)	—	9	997
Balance as of December 31, 2013	5,306	3,781	159,274
Sales	(1,888)	—	(11,912)
Realized adjustments to fair value (1)	(18)	—	—
Unrealized adjustments to fair value (2)	923	32	3,970
Settlements - calls	(239)	—	(51,212)
Discount accretion (3)	4	7	821
Balance as of December 31, 2014	$4,088	$3,820	$100,941

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

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents financial assets measured at fair value on a nonrecurring basis and reported on the consolidated balance sheets at December 31:

	2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$127,834	$127,834
Other financial assets	—	—	54,170	54,170
Total assets	$—	$—	$182,004	$182,004

	2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,666	$138,666
Other financial assets	—	—	57,504	57,504
Total assets	$—	$—	$196,170	$196,170

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

•
Other financial assets – This category includes OREO ($12.0 million at December 31, 2014 and $15.1 million at December 31, 2013) and MSRs ($42.1 million at December 31, 2014 and $42.5 million at December 31, 2013), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation, prepared by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2014 valuation were 12.6% and 9.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2014 and 2013. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2014		2013
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$105,702	$105,702	$218,540	$218,540
Interest-bearing deposits with other banks	358,130	358,130	163,988	163,988
Federal Reserve Bank and FHLB stock	64,953	64,953	84,173	84,173
Loans held for sale (1)	17,522	17,522	21,351	21,351
Securities available for sale (1)	2,323,371	2,323,371	2,568,434	2,568,434
Loans, net of unearned income (1)	13,111,716	13,030,543	12,782,220	12,688,774
Accrued interest receivable	41,818	41,818	44,037	44,037
Other financial assets (1)	169,764	169,764	146,933	146,933
FINANCIAL LIABILITIES
Demand and savings deposits	$10,296,055	$10,296,055	$9,573,264	$9,573,264
Time deposits	3,071,451	3,069,883	2,917,922	2,927,374
Short-term borrowings	329,719	329,719	1,258,629	1,258,629
Accrued interest payable	18,045	18,045	15,218	15,218
Other financial liabilities (1)	172,786	172,786	124,440	124,440
FHLB advances and long-term debt	1,139,413	1,142,980	883,584	875,984

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

NOTE S – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31			December 31
	2014	2013		2014	2013
ASSETS			LIABILITIES AND EQUITY
Cash	$137	$8	Long-term debt	$465,936	$368,487
Other assets	10,053	2,526	Payable to non-bank subsidiaries	84,676	42,944
Receivable from subsidiaries	29,120	21,849	Other liabilities	81,682	66,313
			Total Liabilities	632,294	477,744
Investments in:
Bank subsidiaries	2,174,786	2,109,696
Non-bank subsidiaries	414,863	406,852	Shareholders’ equity	1,996,665	2,063,187
Total Assets	$2,628,959	$2,540,931	Total Liabilities and Shareholders’ Equity	$2,628,959	$2,540,931

CONDENSED STATEMENTS OF INCOME

	2014	2013	2012
	(in thousands)
Income:
Dividends from subsidiaries	$139,150	$114,438	$142,000
Other	120,543	106,297	88,380
	259,693	220,735	230,380
Expenses	152,243	138,164	124,525
Income before income taxes and equity in undistributed net income of subsidiaries	107,450	82,571	105,855
Income tax benefit	(10,549)	(10,744)	(10,847)
	117,999	93,315	116,702
Equity in undistributed net income (loss) of:
Bank subsidiaries	33,134	56,552	46,350
Non-bank subsidiaries	6,761	11,973	(3,207)
Net Income	$157,894	$161,840	$159,845

CONDENSED STATEMENTS OF CASH FLOWS

	2014	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$157,894	$161,840	$159,845
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,865	5,330	4,834
Excess tax benefits from stock-based compensation	(81)	(302)	(39)
(Increase) decrease in other assets	(7,120)	1,893	(6,340)
Equity in undistributed net income of subsidiaries	(39,895)	(68,525)	(43,143)
Increase in other liabilities and payable to non-bank subsidiaries	37,354	26,946	6,885
Total adjustments	(3,877)	(34,658)	(37,803)
Net cash provided by operating activities	154,017	127,182	122,042
Cash Flows From Investing Activities:
Investments in non-bank subsidiaries	—	—	(32,649)
Net cash used in investing activities	—	—	(32,649)
Cash Flows From Financing Activities:
Repayments of long-term debt	—	—	(4,125)
Additions to long-term debt	97,113	—	—
Net proceeds from issuance of common stock	8,201	9,936	7,005
Excess tax benefits from stock-based compensation	81	302	39
Dividends paid	(64,028)	(46,525)	(71,972)
Acquisition of treasury stock	(175,255)	(90,927)	(20,359)
Deferred accelerated stock repurchase payment	(20,000)	—	—
Net cash used in financing activities	(153,888)	(127,214)	(89,412)
Net Increase (Decrease) in Cash and Cash Equivalents	129	(32)	(19)
Cash and Cash Equivalents at Beginning of Year	8	40	59
Cash and Cash Equivalents at End of Year	$137	$8	$40

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.

/s/ E. PHILIP WENGER
E. Philip Wenger Chairman, Chief Executive Officer and President

/s/ PATRICK S. BARRETT
Patrick S. Barrett Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2015

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
FOR THE YEAR 2014
Interest income	$148,792	$147,902	$149,790	$149,594
Interest expense	19,227	20,004	20,424	21,556
Net interest income	129,565	127,898	129,366	128,038
Provision for credit losses	2,500	3,500	3,500	3,000
Non-interest income	38,506	44,872	41,900	42,101
Non-interest expenses	109,554	116,174	115,798	117,720
Income before income taxes	56,017	53,096	51,968	49,419
Income tax expense	14,234	13,500	13,402	11,470
Net income	$41,783	$39,596	$38,566	$37,949
Per share data:
Net income (basic)	$0.22	$0.21	$0.21	$0.21
Net income (diluted)	0.22	0.21	0.21	0.21
Cash dividends	0.08	0.08	0.08	0.10
FOR THE YEAR 2013
Interest income	$151,322	$153,078	$152,832	$152,457
Interest expense	21,678	21,013	20,299	19,505
Net interest income	129,644	132,065	132,533	132,952
Provision for credit losses	15,000	13,500	9,500	2,500
Non-interest income	47,259	52,316	47,357	40,732
Non-interest expenses	110,936	117,130	116,605	116,762
Income before income taxes	50,967	53,751	53,785	54,422
Income tax expense	11,740	13,169	13,837	12,339
Net income	$39,227	$40,582	$39,948	$42,083
Per share data:
Net income (basic)	$0.20	$0.21	$0.21	$0.22
Net income (diluted)	0.20	0.21	0.21	0.22
Cash dividends	0.08	0.08	0.08	0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

Item 9B. Other Information

On February 25, 2015, the Corporation’s wholly owned banking subsidiary, Fulton Bank of New Jersey (FBNJ), entered into a Stipulation and Consent to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the FDIC) consenting to the issuance by the FDIC of a Consent Order (the 2015 FDIC Consent Order). In addition, on February 25, 2015, FBNJ entered into a Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the New Jersey Consent Order and, together with the FDIC Consent Order, the 2015 Consent Orders). The 2015 Consent Orders impose substantially identical requirements and relate to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the BSA/AML Compliance Program), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements).

The 2015 Consent Orders are similar to the regulatory enforcement orders issued to the Corporation and its other banking subsidiaries relating to the BSA/AML Compliance Program, which are summarized in Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note K - Regulatory Matters" of this Form 10-K. The 2015 Consent Orders generally require, among other things, that FBNJ review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, including increasing oversight of the BSA/AML Compliance Program by the Board of Directors of FBNJ; designating a qualified Bank Secrecy Act officer that is acceptable to the FDIC and the Commissioner of Banking and Insurance for the State of New Jersey, that reports monthly to the Board of Directors of FBNJ and is provided with sufficient authority and resources to implement and enforce the BSA/AML Compliance Program; enhancing the periodic risk assessment process relating to the BSA/AML Requirements; revising internal controls designed to ensure compliance with the BSA/AML Requirements, including enhancing customer due diligence procedures and establishing enhanced due diligence procedures for higher-risk customers; and reviewing and enhancing procedures for monitoring for, identifying, investigating and reporting suspicious activity, or known or suspected violations of law in accordance with the BSA/AML Requirements.

The foregoing description of the Stipulation and Consent to the Issuance of a Consent Order, the 2015 FDIC Consent Order and the New Jersey Consent Order are qualified in their entirety by reference to the full text of each of those documents, copies of which are filed with this Form 10-K as exhibits 99.1, 99.2 and 99.3, respectively.

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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2015 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2015 Proxy Statement, and the information appearing in "Note D - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2015 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2014 and 2013.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2014, 2013 and 2012.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2014, 2013 and 2012.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012.
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

	3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K/A dated September 16, 2014.
4.1
An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

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

4.4
An Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton of $100 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 12, 2014.

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

10.5
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.6
Employment Agreement between Fulton Financial Corporation and Meg R. Mueller dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.7
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

10.10	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.11
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 3, 2013.

10.12
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
10.14
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 26, 2014.

10.15
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2014 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 20, 2013.

10.16
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

10.20
Fulton Financial Corporation Variable Compensation Plan Summary Description – Incorporated by reference to Exhibit 99.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2011.

10.21	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 24, 2011.
10.22
Form of Restricted Stock Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

10.23
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2014.

10.24
Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 12, 2014.

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Stipulation and Consent to the Issuance of a Consent Order between the Federal Deposit Insurance Corporation and Fulton Bank of New Jersey - filed herewith.
99.2	Consent Order issued by the Federal Deposit Insurance Corporation - filed herewith.
99.3	Consent Order between the Commission of Banking and Insurance for the State of New Jersey and Fulton Bank of New Jersey - filed herewith.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 27, 2015	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ PATRICK S. BARRETT	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
Patrick S. Barrett

/S/ JOHN M. BOND, JR.	Director	February 27, 2015
John M. Bond, Jr.

/S/ LISA CRUTCHFIELD	Director	February 27, 2015
Lisa Crutchfield

/S/ CRAIG A. DALLY	Director	February 27, 2015
Craig A. Dally

/S/ MICHAEL J. DEPORTER	Executive Vice President and Controller (Principal Accounting Officer)	February 27, 2015
Michael J. DePorter

/S/ DENISE L. DEVINE	Director	February 27, 2015
Denise L. Devine

/S/ PATRICK J. FREER	Director	February 27, 2015
Patrick J. Freer

/S/ GEORGE W. HODGES	Director	February 27, 2015
George W. Hodges

/S/ ALBERT MORRISON	Director	February 27, 2015
Albert Morrison, III

Signature	Capacity	Date

/S/ R SCOTT SMITH, JR.	Director	February 27, 2015
R. Scott Smith, Jr.

/S/ GARY A. STEWART	Director	February 27, 2015
Gary A. Stewart

/S/ ERNEST J. WATERS	Director	February 27, 2015
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2015
E. Philip Wenger

EXHIBIT INDEX

Exhibits Required Pursuant to Item 601 of Regulation S-K-

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Form 8-K dated June 24, 2011.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 16, 2014.
4.1
An Indenture entered into on March 28, 2005 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $100 million aggregate principal amount of 5.35% subordinated notes due April 1, 2015 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 31, 2005.

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

4.4
An Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $100 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 12, 2014.

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

10.5
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.6
Employment Agreement between Fulton Financial Corporation and Meg R. Mueller dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.7
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

10.10	Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K dated March 1, 2007.
10.11
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 3, 2013.

10.12
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
10.14
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 26, 2014.

10.15
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2014 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated December 20, 2013.

10.16
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

10.20
Fulton Financial Corporation Variable Compensation Plan Summary Description – Incorporated by reference to Exhibit 99.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2011.

10.21	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, March 24, 2011.
10.22
Form of Restricted Stock Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

10.23
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2014.

10.24
Form of Master Confirmation Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 12, 2014.

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Stipulation and Consent to the Issuance of a Consent Order between the Federal Deposit Insurance Corporation and Fulton Bank of New Jersey - filed herewith.
99.2	Consent Order issued by the Federal Deposit Insurance Corporation - filed herewith.
99.3	Consent Order between the Commission of Banking and Insurance for the State of New Jersey and Fulton Bank of New Jersey - filed herewith.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.