Form 10-Q
period 2015-03-31
FULTON FINANCIAL CORP
filed 2015-05-11
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015, or

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
Common Stock, $2.50 Par Value –176,691,000 shares outstanding as of April 30, 2015.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2015

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$91,870	$105,702
Interest-bearing deposits with other banks	637,973	358,130
Federal Reserve Bank and Federal Home Loan Bank stock	65,694	64,953
Loans held for sale	34,124	17,522
Available for sale investment securities	2,259,802	2,323,371
Loans, net of unearned income	13,115,505	13,111,716
Less: Allowance for loan losses	(177,701)	(184,144)
Net Loans	12,937,804	12,927,572
Premises and equipment	226,241	226,027
Accrued interest receivable	42,216	41,818
Goodwill and intangible assets	531,672	531,803
Other assets	535,945	527,869
Total Assets	$17,363,341	$17,124,767
LIABILITIES
Deposits:
Noninterest-bearing	$3,765,677	$3,640,623
Interest-bearing	9,748,820	9,726,883
Total Deposits	13,514,497	13,367,506
Short-term borrowings:
Federal funds purchased	43	6,219
Other short-term borrowings	410,062	323,500
Total Short-Term Borrowings	410,105	329,719
Accrued interest payable	18,357	18,045
Other liabilities	294,352	273,419
Federal Home Loan Bank advances and long-term debt	1,094,517	1,139,413
Total Liabilities	15,331,828	15,128,102
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 218.3 million shares issued in 2015 and 218.2 million shares issued in 2014	545,734	545,555
Additional paid-in capital	1,422,012	1,420,523
Retained earnings	582,724	558,810
Accumulated other comprehensive loss	(9,800)	(17,722)
Treasury stock, at cost, 39.2 million shares in 2015 and 39.3 million shares in 2014	(509,157)	(510,501)
Total Shareholders’ Equity	2,031,513	1,996,665
Total Liabilities and Shareholders’ Equity	$17,363,341	$17,124,767

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2015	2014
INTEREST INCOME
Loans, including fees	$129,777	$131,830
Investment securities:
Taxable	11,282	13,266
Tax-exempt	2,087	2,348
Dividends	348	332
Loans held for sale	173	134
Other interest income	2,105	882
Total Interest Income	145,772	148,792
INTEREST EXPENSE
Deposits	9,823	7,896
Short-term borrowings	77	633
Long-term debt	12,291	10,698
Total Interest Expense	22,191	19,227
Net Interest Income	123,581	129,565
Provision for credit losses	(3,700)	2,500
Net Interest Income After Provision for Credit Losses	127,281	127,065
NON-INTEREST INCOME
Service charges on deposit accounts	11,569	11,711
Investment management and trust services	10,889	10,958
Other service charges and fees	9,363	8,927
Mortgage banking income	4,688	3,605
Net gains on sales of investment securities	4,145	—
Other	4,083	3,305
Total Non-Interest Income	44,737	38,506
NON-INTEREST EXPENSE
Salaries and employee benefits	64,990	59,566
Net occupancy expense	13,692	13,603
Other outside services	5,750	3,812
Data processing	4,768	3,796
Equipment expense	3,958	3,602
Software	3,318	2,925
Professional fees	2,871	2,904
FDIC insurance expense	2,822	2,689
Supplies and postage	2,369	2,326
Telecommunications	1,716	1,819
Other real estate owned and repossession expense	1,362	983
Marketing	1,233	1,584
Operating risk loss	827	1,828
Intangible amortization	130	315
Other	8,672	7,802
Total Non-Interest Expense	118,478	109,554
Income Before Income Taxes	53,540	56,017
Income taxes	13,504	14,234
Net Income	$40,036	$41,783

PER SHARE:
Net Income (Basic)	$0.22	$0.22
Net Income (Diluted)	0.22	0.22
Cash Dividends	0.09	0.08
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2015	2014

Net Income	$40,036	$41,783
Other Comprehensive Income, net of tax:
Unrealized gain on securities	9,992	13,933
Reclassification adjustment for postretirement amendment gains included in net income	—	(944)
Reclassification adjustment for securities gains included in net income	(2,695)	—
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	125	189
Unrealized gain on derivative financial instruments	34	34
Unrecognized postretirement income arising due to plan amendment	—	2,144
Amortization of net unrecognized pension and postretirement items	466	96
Other Comprehensive Income	7,922	15,452
Total Comprehensive Income	$47,958	$57,235

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665
Net income				40,036			40,036
Other comprehensive income					7,922		7,922
Stock issued, including related tax benefits	174	179	418			1,344	1,941
Stock-based compensation awards			1,071				1,071
Common stock cash dividends - $0.09 per share				(16,122)			(16,122)
Balance at March 31, 2015	179,098	$545,734	$1,422,012	$582,724	$(9,800)	$(509,157)	$2,031,513

Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				41,783			41,783
Other comprehensive income					15,452		15,452
Stock issued, including related tax benefits	198	253	539			1,385	2,177
Stock-based compensation awards			1,033				1,033
Acquisition of treasury stock	(4,000)					(49,804)	(49,804)
Common stock cash dividends - $0.08 per share				(15,109)			(15,109)
Balance at March 31, 2014	188,850	$544,821	$1,434,546	$490,517	$(21,889)	$(389,276)	$2,058,719

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$40,036	$41,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(3,700)	2,500
Depreciation and amortization of premises and equipment	7,361	6,629
Net amortization of investment securities premiums	1,431	1,435
Net gains on sales of investment securities	(4,145)	—
Net increase in loans held for sale	(16,602)	(3,066)
Amortization of intangible assets	130	315
Stock-based compensation	1,071	1,033
Excess tax benefits from stock-based compensation	(15)	(25)
(Increase) decrease in accrued interest receivable	(398)	661
(Increase) decrease in other assets	(5,525)	7,271
Increase in accrued interest payable	312	1,754
Increase in other liabilities	10,553	182
Total adjustments	(9,527)	18,689
Net cash provided by operating activities	30,509	60,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	11,567	12,548
Proceeds from maturities of securities available for sale	105,647	79,045
Purchase of securities available for sale	(37,142)	(11,700)
Increase in short-term investments	(280,584)	(58,901)
Net (increase) decrease in loans	(6,362)	40,017
Net purchases of premises and equipment	(7,575)	(6,255)
Net cash (used in) provided by investing activities	(214,449)	54,754
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	171,022	94,093
Net (decrease) increase in time deposits	(24,031)	84,638
Increase (decrease) in short-term borrowings	80,386	(188,945)
Repayments of long-term debt	(44,896)	(123)
Net proceeds from issuance of common stock	1,926	2,152
Excess tax benefits from stock-based compensation	15	25
Dividends paid	(14,314)	(15,413)
Acquisition of treasury stock	—	(49,804)
Net cash provided by (used in) financing activities	170,108	(73,377)
Net (Decrease) Increase in Cash and Due From Banks	(13,832)	41,849
Cash and Due From Banks at Beginning of Period	105,702	218,540
Cash and Due From Banks at End of Period	$91,870	$260,389
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,879	$17,473
Income taxes	146	631
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recent Accounting Standards

Effective January 1, 2015, the Corporation adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Update 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASC Update 2014-01 provides guidance on accounting for investments made by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The Corporation has made certain investments in partnerships that generate tax credits under various federal programs which promote investment in low and moderate income housing and local economic development. The net income tax benefit associated with these investments, which consists of the amortization of the investments net of tax benefits, and the income tax credits earned on the investments recorded in income taxes on the consolidated income statements was $2.5 million for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and December 31, 2014, the Corporation’s tax credit investments, included in other assets on the consolidated balance sheets, totaled $164.9 million and $155.6 million, respectively. The adoption of this ASC update did not have a material impact on the Corporation's consolidated financial statements for the three months ended March 31, 2015 or 2014.

In February 2015, the FASB issued ASC Update 2015-02, "Consolidation: Amendments to the Consolidation Analysis." ASC Update 2015-02 changes the way reporting enterprises evaluate whether: (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASC Update 2015-02 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2016 quarterly report on Form 10-Q, and does not expect the adoption of ASC Update 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASC Update 2015-03, "Interest - Imputation of Interest." ASC Update 2015-03 simplifies the presentation of debt issuances costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets. The costs will continue to be amortized to interest expense using the effective interest method. ASC Update 2015-03 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASC Update 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASC Update 2015-05 provides explicit guidance to determine when a customer's fees paid in a cloud computing arrangement is for the acquisition of software licenses, services, or both. ASC Update 2015-05 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2015-05 to have a material impact on its consolidated financial statements.

NOTE 2 – Net Income Per Share
Basic net income per share is calculated as net income divided by the weighted average number of shares outstanding.
Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock, restricted stock units ("RSUs") and performance based restricted stock units ("PSUs"). PSUs are required to be included in weighted average shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended March 31
	2015	2014
	(in thousands)
Weighted average shares outstanding (basic)	178,471	189,467
Impact of common stock equivalents	986	1,022
Weighted average shares outstanding (diluted)	179,457	190,489
For the three months ended March 31, 2015 and 2014, 2.1 million and 3.1 million shares issuable under stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE 3 – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2015
Unrealized gain on securities	$15,371	$(5,379)	$9,992
Reclassification adjustment for securities gains included in net income (1)	(4,145)	1,450	(2,695)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	192	(67)	125
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	717	(251)	466
Total Other Comprehensive Income	$12,187	$(4,265)	$7,922
Three months ended March 31, 2014
Unrealized gain on securities	$21,435	$(7,502)	$13,933
Reclassification adjustment for postretirement gains included in net income (2)	(1,452)	508	(944)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	291	(102)	189
Unrealized gain on derivative financial instruments	52	(18)	34
Unrecognized pension and postretirement income	3,291	(1,147)	2,144
Amortization of net unrecognized pension and postretirement items (2)	149	(53)	96
Total Other Comprehensive Income	$23,766	$(8,314)	$15,452

(1)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Investment securities gains, net" on the consolidated statements of income. See Note 4, "Investment Securities," for additional details.

(2)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Salaries and employee benefits" on the consolidated statements of income. See Note 8, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2015
Balance at December 31, 2014	$5,980	$1,349	$(2,546)	$(22,505)	$(17,722)
Other comprehensive income before reclassifications	9,992	125	—	—	10,117
Amounts reclassified from accumulated other comprehensive income (loss)	(1,661)	(1,034)	34	466	(2,195)
Balance at March 31, 2015	$14,311	$440	$(2,512)	$(22,039)	$(9,800)
Three months ended March 31, 2014
Balance at December 31, 2013	$(27,510)	$1,652	$(2,682)	$(8,801)	$(37,341)
Other comprehensive income before reclassifications	13,933	189	—	2,144	16,266
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	34	(848)	(814)
Balance at March 31, 2014	$(13,577)	$1,841	$(2,648)	$(7,505)	$(21,889)

NOTE 4 – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2015
Equity securities	$29,224	$11,397	$(13)	$40,608
U.S. Government sponsored agency securities	198	5	—	203
State and municipal securities	216,877	7,496	(31)	224,342
Corporate debt securities	99,120	3,929	(5,367)	97,682
Collateralized mortgage obligations	874,853	5,924	(12,901)	867,876
Mortgage-backed securities	910,418	20,859	(1,118)	930,159
Auction rate securities	106,410	—	(7,478)	98,932
	$2,237,100	$49,610	$(26,908)	$2,259,802

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2014
Equity securities	$33,469	$14,167	$(13)	$47,623
U.S. Government securities	200	—	—	200
U.S. Government sponsored agency securities	209	5	—	214
State and municipal securities	238,250	7,231	(266)	245,215
Corporate debt securities	99,016	5,126	(6,108)	98,034
Collateralized mortgage obligations	917,395	5,705	(20,787)	902,313
Mortgage-backed securities	914,797	16,978	(2,944)	928,831
Auction rate securities	108,751	—	(7,810)	100,941
	$2,312,087	$49,212	$(37,928)	$2,323,371
Securities carried at $1.6 billion as of March 31, 2015 and $1.7 billion as of December 31, 2014 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $34.7 million at March 31, 2015 and $41.8 million at December 31, 2014) and other equity investments (estimated fair value of $5.9 million at March 31, 2015 and $5.8 million at December 31, 2014).
As of March 31, 2015, the financial institutions stock portfolio had a cost basis of $23.4 million and an estimated fair value of $34.7 million, including an investment in a single financial institution with a cost basis of $15.7 million and an estimated fair value of $23.2 million. The estimated fair value of this investment accounted for 66.7% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of March 31, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$29,323	$30,124
Due from one year to five years	74,801	78,246
Due from five years to ten years	140,219	144,978
Due after ten years	178,262	167,811
	422,605	421,159
Collateralized mortgage obligations	874,853	867,876
Mortgage-backed securities	910,418	930,159
	$2,207,876	$2,219,194
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended March 31, 2015	(in thousands)
Equity securities	$1,970	$—	$1,970
Debt securities	2,175	—	2,175
Total	$4,145	$—	$4,145
Three months ended March 31, 2014
Equity securities	$1	$—	$1
Debt securities	322	(323)	(1)
Total	$323	$(323)	$—

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at March 31, 2015 and 2014:

	Three months ended March 31
	2015	2014
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(16,242)	$(20,691)
Reductions for securities sold during the period	3,938	—
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	2	4
Balance of cumulative credit losses on debt securities, end of period	$(12,302)	$(20,687)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$5,953	$(31)	$—	$—	$5,953	$(31)
Corporate debt securities	4,970	(4)	34,600	(5,363)	39,570	(5,367)
Collateralized mortgage obligations	34,287	(132)	547,418	(12,769)	581,705	(12,901)
Mortgage-backed securities	116,136	(327)	72,224	(791)	188,360	(1,118)
Auction rate securities	—	—	98,932	(7,478)	98,932	(7,478)
Total debt securities	161,346	(494)	753,174	(26,401)	914,520	(26,895)
Equity securities	—	—	77	(13)	77	(13)
	$161,346	$(494)	$753,251	$(26,414)	$914,597	$(26,908)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2015.
The unrealized holding losses on auction rate securities (auction rate certificates, or "ARCs"), are attributable to liquidity issues resulting from the failure of periodic auctions. The Corporation had previously purchased ARCs for investment management and trust customers as short-term investments with fair values that could be derived based on periodic auctions under normal market conditions. During 2008 and 2009, the Corporation purchased ARCs from these customers due to the failure of these periodic auctions, which made these previously short-term investments illiquid.
As of March 31, 2015, all of the ARCs were rated above investment grade, with approximately $6 million, or 5%, "AAA" rated and $93 million, or 95%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government.
As of March 31, 2015, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with an estimated fair value of $98.9 million were not subject to any other-than-temporary impairment charges as of March 31, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2015 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	March 31, 2015		December 31, 2014
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,590	$42,863	$47,569	$42,016
Subordinated debt	47,563	50,173	47,530	50,023
Pooled trust preferred securities	405	1,084	2,010	4,088
Corporate debt securities issued by financial institutions	95,558	94,120	97,109	96,127
Other corporate debt securities	3,562	3,562	1,907	1,907
Available for sale corporate debt securities	$99,120	$97,682	$99,016	$98,034

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.7 million at March 31, 2015. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2015 or 2014. Seven of the Corporation's 20 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $12.8 million at March 31, 2015. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Three single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at March 31, 2015 were not rated by any ratings agency.
During the three months ended March 31, 2015, the Corporation sold two pooled trust preferred securities with a total amortized cost of $1.5 million, for a gain of $2.2 million. As of March 31, 2015, all three of the Corporation's pooled trust preferred securities, with an amortized cost of $405,000 and an estimated fair value of $1.1 million, were rated below investment grade by at least one ratings agency, with ratings ranging from "C" to "Ca". The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $97.7 million were not subject to any additional other-than-temporary impairment charges as of March 31, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Real-estate - commercial mortgage	$5,227,101	$5,197,155
Commercial - industrial, financial and agricultural	3,762,631	3,725,567
Real-estate - home equity	1,701,623	1,736,688
Real-estate - residential mortgage	1,364,788	1,377,068
Real-estate - construction	677,806	690,601
Consumer	257,301	265,431
Leasing and other	135,552	127,562
Overdrafts	1,721	4,021
Loans, gross of unearned income	13,128,523	13,124,093
Unearned income	(13,018)	(12,377)
Loans, net of unearned income	$13,115,505	$13,111,716

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

The Corporation segments its loan portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, Net of Unearned Income," above. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. Commercial loans include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments include direct consumer installment loans and indirect automobile loans.

The following table presents the components of the allowance for credit losses:

	March 31, 2015	December 31, 2014
	(in thousands)
Allowance for loan losses	$177,701	$184,144
Reserve for unfunded lending commitments	1,957	1,787
Allowance for credit losses	$179,658	$185,931
The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2015	2014
	(in thousands)
Balance at beginning of period	$185,931	$204,917
Loans charged off	(5,764)	(10,268)
Recoveries of loans previously charged off	3,191	1,857
Net loans charged off	(2,573)	(8,411)
Provision for credit losses	(3,700)	2,500
Balance at end of period	$179,658	$199,006

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended March 31, 2015
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans charged off	(709)	(1,863)	(768)	(1,281)	—	(780)	(363)	—	(5,764)
Recoveries of loans previously charged off	436	786	251	159	1,147	241	171	—	3,191
Net loans charged off	(273)	(1,077)	(517)	(1,122)	1,147	(539)	(192)	—	(2,573)
Provision for loan losses (1)	(360)	6,849	(4,273)	(4,715)	(2,416)	51	46	948	(3,870)
Balance at March 31, 2015	$52,860	$57,150	$23,481	$23,235	$8,487	$2,527	$1,653	$8,308	$177,701
Three months ended March 31, 2014
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans charged off	(1,386)	(5,125)	(1,651)	(846)	(214)	(751)	(295)	—	(10,268)
Recoveries of loans previously charged off	44	744	356	116	224	209	164	—	1,857
Net loans charged off	(1,342)	(4,381)	(1,295)	(730)	10	(542)	(131)	—	(8,411)
Provision for loan losses (1)	(560)	4,614	5,533	977	(2,817)	606	(1,228)	(4,405)	2,720
Balance at March 31, 2014	$53,757	$50,563	$32,460	$33,329	$9,842	$3,324	$2,011	$11,803	$197,089

(1)
The provision for loan losses excluded a $170,000 increase and $220,000 decrease in the reserve for unfunded lending commitments for the three months ended March 31, 2015 and March 31, 2014, respectively. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was a negative $3.7 million for the three months ended March 31, 2015 and was $2.5 million for the three months ended March 31, 2014.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at March 31, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$38,916	$40,027	$16,937	$9,162	$6,037	$2,504	$1,653	$8,308	$123,544
Evaluated for impairment under FASB ASC Section 310-10-35	13,944	17,123	6,544	14,073	2,450	23	—	N/A	54,157
	$52,860	$57,150	$23,481	$23,235	$8,487	$2,527	$1,653	$8,308	$177,701

Loans, net of unearned income at March 31, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$5,157,342	$3,716,037	$1,688,869	$1,312,861	$656,021	$257,265	$124,255	N/A	$12,912,650
Evaluated for impairment under FASB ASC Section 310-10-35	69,759	46,594	12,754	51,927	21,785	36	—	N/A	202,855
	$5,227,101	$3,762,631	$1,701,623	$1,364,788	$677,806	$257,301	$124,255	N/A	$13,115,505

Allowance for loan losses at March 31, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$37,363	$36,859	$22,969	$11,618	$7,256	$3,309	$2,011	$11,803	$133,188
Evaluated for impairment under FASB ASC Section 310-10-35	16,394	13,704	9,491	21,711	2,586	15	—	N/A	63,901
	$53,757	$50,563	$32,460	$33,329	$9,842	$3,324	$2,011	$11,803	$197,089

Loans, net of unearned income at March 31, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$5,075,556	$3,528,857	$1,726,342	$1,279,783	$555,852	$270,004	$96,009	N/A	$12,532,403
Evaluated for impairment under FASB ASC Section 310-10-35	61,898	45,273	14,154	51,682	28,365	17	—	N/A	201,389
	$5,137,454	$3,574,130	$1,740,496	$1,331,465	$584,217	$270,021	$96,009	N/A	$12,733,792

(1)
The unallocated allowance, which was approximately 5% and 6% of the total allowance for credit losses as of March 31, 2015 and March 31, 2014, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A    Not applicable.

Impaired Loans
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructurings ("TDRs"). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans to borrowers with total outstanding commitments greater than or equal to $1.0 million are evaluated individually for impairment. Impaired loans to borrowers with total outstanding commitments less than $1.0 million are pooled and measured for impairment collectively.

Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $3.7 million negative provision for credit losses during the three months ended March 31, 2015, compared to a $2.5 million provision for credit losses for the same period in 2014. The $6.2 million improvement in the provision for credit losses was driven by an improvement in net charge-off levels, particularly a decrease in net charge-offs on pooled impaired loans across all loan portfolio segments. During the three months ended March 31, 2015, net charge-offs were $2.6 million, compared to $8.4 million for the three months ended March 31, 2014, and the allowance for loan loss allocations on impaired loans decreased $9.7 million, or 15.2%, compared to the three months ended March 31, 2014.
All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis.
As of March 31, 2015 and December 31, 2014, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of March 31, 2015 and 2014, approximately 78% and 79%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.

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
The following table presents total impaired loans by class segment:

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$35,586	$30,462	$—	$25,802	$23,236	$—
Commercial - secured	17,832	14,769	—	17,599	14,582	—
Real estate - residential mortgage	4,858	4,858	—	4,873	4,873	—
Construction - commercial residential	16,448	13,643	—	18,041	14,801	—
Construction - commercial	829	694	—	1,707	1,581	—
	75,553	64,426		68,022	59,073
With a related allowance recorded:
Real estate - commercial mortgage	48,636	39,297	13,944	49,619	40,023	16,715
Commercial - secured	35,825	30,565	16,315	24,824	19,335	12,165
Commercial - unsecured	1,417	1,260	808	1,241	1,089	865
Real estate - home equity	18,035	12,754	6,544	19,392	13,458	9,224
Real estate - residential mortgage	56,684	47,069	14,073	56,607	46,478	18,592
Construction - commercial residential	13,267	6,590	2,169	14,007	7,903	2,675
Construction - commercial	867	577	178	1,501	1,023	459
Construction - other	452	281	103	452	281	137
Consumer - direct	17	17	11	19	19	17
Consumer - indirect	41	19	12	20	19	18
	175,241	138,429	54,157	167,682	129,628	60,867
Total	$250,794	$202,855	$54,157	$235,704	$188,701	$60,867
As of March 31, 2015 and December 31, 2014, there were $64.4 million and $59.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended March 31
	2015		2014
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$26,849	$91	$23,993	$86
Commercial - secured	14,676	21	21,125	35
Real estate - home equity	—	—	300	—
Real estate - residential mortgage	4,866	28	159	1
Construction - commercial residential	14,222	55	17,223	60
Construction - commercial	1,138	—	1,969	—
	61,751	195	64,769	182
With a related allowance recorded:
Real estate - commercial mortgage	39,660	133	37,119	132
Commercial - secured	24,950	36	23,045	38
Commercial - unsecured	1,175	1	845	1
Real estate - home equity	13,106	31	14,096	20
Real estate - residential mortgage	46,774	273	51,231	294
Construction - commercial residential	7,247	28	9,771	35
Construction - commercial	800	—	193	—
Construction - other	281	—	546	—
Consumer - direct	18	—	13	—
Consumer - indirect	19	—	2	—
	134,030	502	136,861	520
Total	$195,781	$697	$201,630	$702

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2015 and 2014 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(dollars in thousands)
Real estate - commercial mortgage	$4,919,760	$4,899,016	$123,644	$127,302	$183,697	$170,837	$5,227,101	$5,197,155
Commercial - secured	3,344,506	3,333,486	151,724	120,584	112,156	110,544	3,608,386	3,564,614
Commercial - unsecured	142,536	146,680	3,331	7,463	8,378	6,810	154,245	160,953
Total commercial - industrial, financial and agricultural	3,487,042	3,480,166	155,055	128,047	120,534	117,354	3,762,631	3,725,567
Construction - commercial residential	173,833	136,109	20,662	27,495	37,038	40,066	231,533	203,670
Construction - commercial	378,131	409,631	11,802	12,202	3,475	5,586	393,408	427,419
Total construction (excluding Construction - other)	551,964	545,740	32,464	39,697	40,513	45,652	624,941	631,089
	$8,958,766	$8,924,922	$311,163	$295,046	$344,744	$333,843	$9,614,673	$9,553,811
% of Total	93.2%	93.4%	3.2%	3.1%	3.6%	3.5%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The risk rating process allows management to identify riskier credits in a timely manner and to allocate resources to managing troubled accounts.The Corporation believes that internal risk ratings are the most relevant credit quality indicator for the class segments presented above. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan.

The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, consumer, lease receivables and construction loans to individuals secured by residential real estate. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the various delinquency status categories is a significant component of the allowance for credit losses methodology for those loans, which bases the probability of default on this migration.

The following table presents a summary of delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(dollars in thousands)
Real estate - home equity	$1,674,544	$1,711,017	$12,624	$10,931	$14,455	$14,740	$1,701,623	$1,736,688
Real estate - residential mortgage	1,312,299	1,321,139	23,894	26,934	28,595	28,995	1,364,788	1,377,068
Construction - other	52,119	59,180	417	—	329	332	52,865	59,512
Consumer - direct	97,959	104,018	2,919	2,891	2,390	2,414	103,268	109,323
Consumer - indirect	152,286	153,358	1,653	2,574	94	176	154,033	156,108
Total consumer	250,245	257,376	4,572	5,465	2,484	2,590	257,301	265,431
Leasing and other and overdrafts	122,255	118,550	1,976	523	24	133	124,255	119,206
	$3,411,462	$3,467,262	$43,483	$43,853	$45,887	$46,790	$3,500,832	$3,557,905
% of Total	97.5%	97.5%	1.2%	1.2%	1.3%	1.3%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$129,929	$121,080
Accruing loans greater than 90 days past due	19,365	17,402
Total non-performing loans	149,294	138,482
Other real estate owned (OREO)	14,251	12,022
Total non-performing assets	$163,545	$150,504
The following table presents TDRs, by class segment:

	March 31, 2015	December 31, 2014
	(in thousands)
Real-estate - residential mortgage	$31,574	$31,308
Real-estate - commercial mortgage	23,468	18,822
Construction - commercial residential	7,791	9,241
Commercial - secured	6,786	5,170
Real estate - home equity	3,084	2,975
Commercial - unsecured	189	67
Consumer - indirect	17	19
Consumer - direct	17	19
Total accruing TDRs	72,926	67,621
Non-accrual TDRs (1)	29,392	24,616
Total TDRs	$102,318	$92,237

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of March 31, 2015 and December 31, 2014, there were $7.1 million and $3.9 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment as of March 31, 2015 and 2014 that were modified during the three months ended March 31, 2015 and 2014:

	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial - secured	8	$6,776	—	$—
Real estate - commercial mortgage	3	2,495	7	7,470
Construction - commercial residential	1	889	1	548
Real estate - residential mortgage	4	610	6	706
Real estate - home equity	10	492	10	529
Commercial - unsecured	1	42	—	—
Consumer - indirect	1	13	3	1
Consumer - direct	—	—	4	4
Total	28	$11,317	31	$9,258

The following table presents TDRs, by class segment as of March 31, 2015 and 2014 that were modified within the previous 12 months and had a post-modification payment default during the three months ended March 31, 2015 and 2014. The Corporation defines a payment default as a single missed payment.

	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial - secured	7	$7,888	1	$11
Real estate - commercial mortgage	2	1,659	3	126
Construction - commercial residential	1	1,366	1	619
Real estate - home equity	7	816	14	1,432
Real estate - residential mortgage	8	748	12	2,522
Total	25	$12,477	31	$4,710

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2015
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$20,528	$5,620	$40	$46,291	$46,331	$72,479	$5,154,622	$5,227,101
Commercial - secured	8,056	1,002	3,646	38,548	42,194	51,252	3,557,134	3,608,386
Commercial - unsecured	832	58	—	1,071	1,071	1,961	152,284	154,245
Total commercial - industrial, financial and agricultural	8,888	1,060	3,646	39,619	43,265	53,213	3,709,418	3,762,631
Real estate - home equity	10,347	2,277	4,785	9,670	14,455	27,079	1,674,544	1,701,623
Real estate - residential mortgage	16,375	7,519	8,242	20,353	28,595	52,489	1,312,299	1,364,788
Construction - commercial residential	1,559	151	98	12,442	12,540	14,250	217,283	231,533
Construction - commercial	—	—	—	1,271	1,271	1,271	392,137	393,408
Construction - other	417	—	48	281	329	746	52,119	52,865
Total real estate - construction	1,976	151	146	13,994	14,140	16,267	661,539	677,806
Consumer - direct	1,978	941	2,390	—	2,390	5,309	97,959	103,268
Consumer - indirect	1,422	231	92	2	94	1,747	152,286	154,033
Total consumer	3,400	1,172	2,482	2	2,484	7,056	250,245	257,301
Leasing and other and overdrafts	1,666	310	24	—	24	2,000	122,255	124,255
Total	$63,180	$18,109	$19,365	$129,929	$149,294	$230,583	$12,884,922	$13,115,505

	December 31, 2014
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$14,399	$3,677	$800	$44,437	$45,237	$63,313	$5,133,842	$5,197,155
Commercial - secured	4,839	958	610	28,747	29,357	35,154	3,529,460	3,564,614
Commercial - unsecured	395	65	9	1,022	1,031	1,491	159,462	160,953
Total commercial - industrial, financial and agricultural	5,234	1,023	619	29,769	30,388	36,645	3,688,922	3,725,567
Real estate - home equity	8,048	2,883	4,257	10,483	14,740	25,671	1,711,017	1,736,688
Real estate - residential mortgage	18,789	8,145	8,952	20,043	28,995	55,929	1,321,139	1,377,068
Construction - commercial residential	160	—	—	13,463	13,463	13,623	190,047	203,670
Construction - commercial	—	—	—	2,604	2,604	2,604	424,815	427,419
Construction - other	—	—	51	281	332	332	59,180	59,512
Total real estate - construction	160	—	51	16,348	16,399	16,559	674,042	690,601
Consumer - direct	2,034	857	2,414	—	2,414	5,305	104,018	109,323
Consumer - indirect	2,156	418	176	—	176	2,750	153,358	156,108
Total consumer	4,190	1,275	2,590	—	2,590	8,055	257,376	265,431
Leasing and other and overdrafts	357	166	133	—	133	656	118,550	119,206
Total	$51,177	$17,169	$17,402	$121,080	$138,482	$206,828	$12,904,888	$13,111,716

NOTE 6 – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of period	$42,148	$42,452
Originations of mortgage servicing rights	1,557	1,115
Amortization	(1,902)	(1,899)
Balance at end of period	$41,803	$41,668
MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. No valuation allowance was necessary as of March 31, 2015 or 2014.
The Corporation accounts for MSRs at the lower of amortized cost or fair value. As of March 31, 2015, the estimated fair value of MSRs was $43.6 million, which exceeded their book value.

NOTE 7 – Stock-Based Compensation
The Corporation grants equity awards to employees, consisting of stock options, restricted stock, RSUs and PSUs under its Amended and Restated Equity and Cash Incentive Compensation Plan ("Employee Equity Plan"). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. Compensation expense for PSUs is also recognized over the period during which employees are required to provide service in exchange for such awards, however, compensation expense may vary based on the expectations for actual performance relative to defined performance measures.

The Corporation also grants equity awards to non-employee members of its board of directors under the 2011 Directors’ Equity Participation Plan ("Directors’ Plan"). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2015	2014
	(in thousands)
Stock-based compensation expense	$1,071	$1,033
Tax benefit	(292)	(263)
Stock-based compensation expense, net of tax	$779	$770

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Fair values for restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation’s stock on the date of grant and earn dividends during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

As of March 31, 2015, the Employee Equity Plan had 11.5 million shares reserved for future grants through 2023 and the Directors’ Plan had approximately 410,000 shares reserved for future grants through 2021. On April 1, 2015, the Corporation granted approximately 403,000 PSUs and 139,500 RSUs under its Employee Equity Plan.

NOTE 8 – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan ("Pension Plan") for certain employees, which was curtailed effective January 1, 2008. Contributions to the Pension Plan are actuarially determined and funded annually, if required. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds.
The net periodic benefit cost for the Corporation’s Pension Plan consisted of the following components:

	Three months ended March 31
	2015	2014
	(in thousands)
Service cost (1)	$145	$92
Interest cost	851	853
Expected return on plan assets	(752)	(811)
Net amortization and deferral	782	244
Net periodic benefit cost	$1,026	$378

(1)
The Pension Plan service cost recorded for the three months ended March 31, 2015 and 2014 was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan ("Postretirement Plan") to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998.
Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million gain during the three months ended March 31, 2014, as a reduction to salaries and employee benefits on the consolidated statements of income. The gain resulted from the recognition of the remaining prior service cost prior to the amendment date as of December 31, 2013. In addition, this amendment resulted in a $3.4 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.
The net periodic cost (benefit) of the Corporation’s Postretirement Plan consisted of the following components, excluding the $1.5 million plan amendment gain in 2014:

	Three months ended March 31
	2015	2014
	(in thousands)
Service cost (1)	$—	$15
Interest cost	52	61
Net accretion and deferral	(65)	(95)
Net periodic benefit	$(13)	$(19)

(1)	As a result of the plan amendment, additional participant benefits are not accrued under the Postretirement Plan after February 1, 2014.
The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the change in that funded status through other comprehensive income.

NOTE 9 – Derivative Financial Instruments
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
Interest Rate Swaps
The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments that are recorded at their fair value within other assets and other liabilities on the consolidated balance sheets. Changes in fair value during the period are recorded within other non-interest expense on the consolidated statements of income.
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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2015		December 31, 2014
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$151,389	$2,509	$89,655	$1,391
Negative fair values	187	(2)	301	(6)
Net interest rate locks with customers		2,507		1,385
Forward Commitments
Negative fair values	144,370	(610)	93,802	(1,164)
Interest Rate Swaps with Customers
Positive fair values	535,786	29,035	468,080	19,716
Negative fair values	8,000	(113)	25,418	(198)
Net interest rate swaps with customers		28,922		19,518
Interest Rate Swaps with Dealer Counterparties
Positive fair values	8,000	113	25,418	198
Negative fair values	535,786	(29,035)	468,080	(19,716)
Net interest rate swaps with dealer counterparties		(28,922)		(19,518)
Foreign Exchange Contracts with Customers
Positive fair values	12,642	1,411	11,616	810
Negative fair values	7,033	(475)	5,250	(441)
Net foreign exchange contracts with customers		936		369
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	8,053	952	5,287	446
Negative fair values	14,825	(1,706)	13,572	(876)
Net foreign exchange contracts with correspondent banks		(754)		(430)
Net derivative fair value asset		$2,079		$160

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended March 31
	2015	2014
	(in thousands)
Interest rate locks with customers	$1,122	$389
Forward commitments	554	(1,498)
Interest rate swaps with customers	9,404	4,205
Interest rate swaps with dealer counterparties	(9,404)	(4,205)
Foreign exchange contracts with customers	567	192
Foreign exchange contracts with correspondent banks	(324)	(268)
Net fair value gains (losses) on derivative financial instruments	$1,919	$(1,185)

NOTE 10 – Fair Value Option
U.S. GAAP permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied. The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted within Note 9, "Derivative Financial Instruments." The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is classified within interest income on the consolidated statements of income.
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2015	December 31, 2014
	(in thousands)
Cost	$33,421	$17,080
Fair value	34,124	17,522
During the three months ended March 31, 2015 and 2014, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $261,000 and $297,000, respectively.

NOTE 11 – Balance Sheet Offsetting
Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements.
The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers, disclosed in detail within Note 9, "Derivative Financial Instruments." Under these agreements, the Corporation has the right to net settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default.
The Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swap contracts, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign currency exchange contracts in the event of default. For additional details, see Note 9, "Derivative Financial Instruments."
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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
March 31, 2015
Interest rate swap derivative assets	$29,148	$(113)	$—	$29,035
Foreign exchange derivative assets with correspondent banks	952	(952)	—	—
Total	$30,100	$(1,065)	$—	$29,035

Interest rate swap derivative liabilities	$29,148	$(113)	$(28,070)	$965
Foreign exchange derivative liabilities with correspondent banks	1,706	(952)	(940)	(186)
Total	$30,854	$(1,065)	$(29,010)	$779

December 31, 2014
Interest rate swap derivative assets	$19,914	$(206)	$—	$19,708
Foreign exchange derivative assets with correspondent banks	446	(446)	—	—
Total	$20,360	$(652)	$—	$19,708

Interest rate swap derivative liabilities	$19,914	$(206)	$(19,210)	$498
Foreign exchange derivative liabilities with correspondent banks	876	(446)	(310)	120
Total	$20,790	$(652)	$(19,520)	$618

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

NOTE 12 – Commitments and Contingencies
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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$4,575,869	$4,389,064
Standby letters of credit	379,947	382,465
Commercial letters of credit	36,049	32,304
The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit. See Note 5, "Loans and Allowance for Credit Losses," for additional details.
Residential Lending
Residential mortgages originated and sold by the Corporation consist primarily of conforming, prime loans sold to government sponsored agencies, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Corporation also sells a portion of prime loans to non-government sponsored agency investors.

The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of March 31, 2015 and December 31, 2014, total outstanding repurchase requests totaled $803,000 and $917,000, respectively.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). No loans were sold under this program during the three months ended March 31, 2015 or 2014. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of March 31, 2015, the unpaid principal balance of loans sold under the MPF Program was approximately $148 million. As of March 31, 2015 and December 31, 2014, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.2 million and $2.3 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of March 31, 2015 and December 31, 2014, the total reserve for losses on residential mortgage loans sold was $3.0 million and $3.2 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of March 31, 2015 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.
Regulatory Matters

As disclosed by the Corporation in Part II, Item 9B of its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015, in February 2015, Fulton Bank of New Jersey ("FBNJ"), a wholly owned banking subsidiary of the Corporation, entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the "FDIC Consent Order"). In addition, in February 2015, FBNJ entered into a Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the "New Jersey Consent Order") and, together with the FDIC Consent Order, the "Consent Orders"). The Consent Orders impose substantially identical requirements and relate to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The Consent Orders generally require, among other things, that FBNJ review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, including increasing oversight of the BSA/AML Compliance Program by the Board of Directors of FBNJ; designating a qualified Bank Secrecy Act officer that is acceptable to the FDIC and the Commissioner of Banking and Insurance for the State of New Jersey, that reports monthly to the Board of Directors of FBNJ and is provided with sufficient authority and resources to implement and enforce the BSA/AML Compliance Program; enhancing the periodic risk assessment process relating to the BSA/AML Requirements; revising internal controls designed to ensure compliance with the BSA/AML Requirements, including enhancing customer due diligence procedures and establishing enhanced due diligence procedures for higher-risk customers; and reviewing and enhancing procedures for monitoring for, identifying, investigating and reporting suspicious activity, or known or suspected violations of law in accordance with the BSA/AML Requirements.

The Corporation and each of its other banking subsidiaries are subject to similar regulatory enforcement orders issued during 2014 by their respective bank regulatory agencies relating to identified deficiencies in the BSA/AML Compliance Program. Information relating to the regulatory enforcement orders issued during 2014 was disclosed by the Corporation in Current Reports on Form 8-K filed with the SEC on July 18, September 9, and December 29, 2014.

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

NOTE 13 – Fair Value Measurements
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
The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$34,124	$—	$34,124
Available for sale investment securities:
Equity securities	40,608	—	—	40,608
U.S. Government sponsored agency securities	—	203	—	203
State and municipal securities	—	224,342	—	224,342
Corporate debt securities	—	92,778	4,904	97,682
Collateralized mortgage obligations	—	867,876	—	867,876
Mortgage-backed securities	—	930,159	—	930,159
Auction rate securities	—	—	98,932	98,932
Total available for sale investments	40,608	2,115,358	103,836	2,259,802
Other assets	19,198	31,657	—	50,855
Total assets	$59,806	$2,181,139	$103,836	$2,344,781
Other liabilities	$19,009	$29,760	$—	$48,769

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$17,522	$—	$17,522
Available for sale investment securities:
Equity securities	47,623	—	—	47,623
U.S. Government securities	—	200	—	200
U.S. Government sponsored agency securities	—	214	—	214
State and municipal securities	—	245,215	—	245,215
Corporate debt securities	—	90,126	7,908	98,034
Collateralized mortgage obligations	—	902,313	—	902,313
Mortgage-backed securities	—	928,831	—	928,831
Auction rate securities	—	—	100,941	100,941
Total available for sale investments	47,623	2,166,899	108,849	2,323,371
Other assets	17,682	21,305	—	38,987
Total assets	$65,305	$2,205,726	$108,849	$2,379,880
Other liabilities	$17,737	$21,084	$—	$38,821
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2015 and December 31, 2014 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 10, "Fair Value Option" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($34.7 million at March 31, 2015 and $41.8 million at December 31, 2014) and other equity investments ($5.9 million at March 31, 2015 and $5.8 million at December 31, 2014). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.2 million at March 31, 2015 and $50.0 million at December 31, 2014), single-issuer trust preferred securities issued by financial institutions ($42.9 million at March 31, 2015 and $42.0 million at December 31, 2014), pooled trust preferred securities issued by financial institutions ($1.1 million at March 31, 2015 and $4.1 million at December 31, 2014) and other corporate debt issued by non-financial institutions ($3.6 million at March 31, 2015 and $1.9 million at December 31, 2014).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $39.0 million and $38.2 million of single-issuer trust preferred securities held at

March 31, 2015 and December 31, 2014, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.8 million at March 31, 2015 and December 31, 2014). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Other assets – Included within this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($16.8 million at March 31, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($2.4 million at March 31, 2015 and $1.3 million at December 31, 2014). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks ($2.5 million at March 31, 2015 and $1.4 million at December 31, 2014) and the fair value of interest rate swaps ($29.1 million at March 31, 2015 and $19.9 million at December 31, 2014). The fair values of the Corporation’s interest rate locks and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.8 million at March 31, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($2.2 million at March 31, 2015 and $1.3 million at December 31, 2014). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($612,000 at March 31, 2015 and $1.2 million at December 31, 2014) and the fair value of interest rate swaps ($29.1 million at March 31, 2015 and $19.9 million at December 31, 2014). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended March 31, 2015
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2014	$4,088	$3,820	$100,941
Sales	(3,079)	—	—
Unrealized adjustment to fair value (1)	190	(2)	332
Settlements - calls	(117)	—	(2,446)
Discount accretion (2)	2	2	105
Balance at March 31, 2015	$1,084	$3,820	$98,932

	Three months ended March 31, 2014
Balance at December 31, 2013	$5,306	$3,781	$159,274
Sales	—	—	(11,912)
Unrealized adjustment to fair value (1)	521	38	124
Settlements - calls	(172)	—	—
Discount accretion (2)	4	1	227
Balance at March 31, 2014	$5,659	$3,820	$147,713

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
Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$148,698	$148,698
Other financial assets	—	—	56,054	56,054
Total assets	$—	$—	$204,752	$204,752

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$127,834	$127,834
Other financial assets	—	—	54,170	54,170
Total assets	$—	$—	$182,004	$182,004
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans – This category consists of loans that were evaluated for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note 5, "Loans and Allowance for Credit Losses," for additional details.

•
Other financial assets – This category includes OREO ($14.3 million at March 31, 2015 and $12.0 million at December 31, 2014) and MSRs ($41.8 million at March 31, 2015 and $42.1 million at December 31, 2014), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2015 valuation were 12.6% and 9.6%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.
As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2015 and December 31, 2014. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	March 31, 2015		December 31, 2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$91,870	$91,870	$105,702	$105,702
Interest-bearing deposits with other banks	637,973	637,973	358,130	358,130
Federal Reserve Bank and Federal Home Loan Bank stock	65,694	65,694	64,953	64,953
Loans held for sale (1)	34,124	34,124	17,522	17,522
Available for sale investment securities (1)	2,259,802	2,259,802	2,323,371	2,323,371
Loans, net of unearned income (1)	13,115,505	13,078,115	13,111,716	13,030,543
Accrued interest receivable	42,216	42,216	41,818	41,818
Other financial assets (1)	178,496	178,496	169,764	169,764
FINANCIAL LIABILITIES
Demand and savings deposits	$10,467,077	$10,467,077	$10,296,055	$10,296,055
Time deposits	3,047,420	3,058,030	3,071,451	3,069,883
Short-term borrowings	410,105	410,105	329,719	329,719
Accrued interest payable	18,357	18,357	18,045	18,045
Other financial liabilities (1)	193,924	193,924	172,786	172,786
Federal Home Loan Bank advances and long-term debt	1,094,517	1,104,738	1,139,413	1,142,980

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

NOTE 14 – Subsequent Events

On April 1, 2015, $100.0 million of the Corporation's outstanding subordinated debt originally issued in March of 2005 with an effective interest rate of 5.49%, matured and was fully repaid with available liquidity.

In November 2014, the Corporation entered into an accelerated share repurchase agreement ("ASR") with a third party to repurchase $100.0 million of shares of its common stock. Under the terms of the ASR, the Corporation paid $100.0 million to the third party in November 2014 and received an initial delivery of 6.5 million shares, representing 80% of the shares expected to be delivered under the ASR, based on the closing price for the Corporation’s shares on November 13, 2014. In April 2015, the third party delivered an additional 1.8 million shares of common stock pursuant to the terms of the ASR, thereby completing the $100.0 million ASR. The Corporation repurchased a total of 8.3 million shares of common stock under the ASR at an average price of $12.05 per share.

In April 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2015. Repurchased shares may be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("Management’s Discussion") relates to Fulton Financial Corporation (the "Corporation"), a financial holding company registered under the Bank Holding Company Act of 1956 and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and notes presented in this report.

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

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement orders applicable to the Corporation by federal and state bank regulatory agencies requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

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

RESULTS OF OPERATIONS

Overview and Outlook
Fulton Financial Corporation is a financial holding company comprised of six wholly owned banking subsidiaries which provide a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, lines of business or properties. Offsetting these revenue sources are provisions for credit losses on loans, non-interest expenses and income taxes.
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended March 31
	2015	2014
Income before income taxes (in thousands)	$53,540	$56,017
Net income (in thousands)	$40,036	$41,783
Diluted net income per share	$0.22	$0.22
Return on average assets	0.95%	1.01%
Return on average equity	8.05%	8.21%
Net interest margin (1)	3.27%	3.47%
Non-performing assets to total assets	0.94%	1.01%
Annualized net charge-offs to average loans	0.08%	0.26%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the first quarter of 2015 decreased $2.5 million, or 4.4%, compared to the first quarter of 2014. The Corporation's results for the three months ended March 31, 2015 in comparison to the same period in 2014 were most significantly impacted by a a decline in net interest income and an increase in non-interest expense, partially offset by a decrease in the provision for credit losses and higher non-interest income.
Following is a summary of financial highlights for the three months ended March 31, 2015:
Net Interest Income and Net Interest Margin - For the three months ended March 31, 2015, net interest income decreased $6.0 million, or 4.6%, in comparison to the same period in 2014. The decrease in net interest income resulted from a 20 basis point decrease in the net interest margin, as yields on interest-earning assets declined 14 basis points while the cost of interest-bearing liabilities increased 11 basis points in comparison to the same period in 2014.
Average interest-earning assets increased $247.8 million, or 1.6%, in the first quarter of 2015 in comparison to the same period of 2014, mainly due to a $333.2 million, or 2.6%, increase in average loans and a $215.2 million, or 83.2%, increase in other earnings assets, partially offset by a $304.1 million, or 11.8%, decrease in average investment securities.
Average interest-bearing liabilities decreased $174.2 million, or 1.5%, in the first quarter of 2015 in comparison to the first quarter of 2014 primarily due to a $659.2 million, or 31.5%, decrease in borrowings, offset by a $485.0 million, or 5.3%, increase in interest-bearing deposits.
Asset Quality - The Corporation recorded a $3.7 million negative provision for credit losses during the three months ended March 31, 2015, compared to a $2.5 million provision for credit losses for the same period in 2014. The $6.2 million improvement in the provision for credit losses was driven by an improvement in net charge-off levels, particularly a decrease in net charge-offs on pooled impaired loans across all loan portfolio segments. During the first quarter of 2015, net charge-offs were $2.6 million, compared to $8.4 million for the same period in 2014, while the allowance for loan loss allocations on impaired loans decreased $9.7 million, or 15.2%.
Annualized net charge-offs to average loans outstanding were 0.08% for the first quarter of 2015, compared to 0.26% for the first quarter of 2014. Non-performing loans decreased $5.6 million, or 3.6%, since March 31, 2014. The total delinquency rate was 1.76% as of March 31, 2015, compared to 1.78% as of March 31, 2014.
Non-interest Income - For the three months ended March 31, 2015, non-interest income, excluding investment securities gains, increased $2.1 million, or 5.4%, in comparison to the same period in 2014, due to increases across a number of fee categories, including a $1.1 million, or 30.0%, increase in mortgage banking income.
Gains on sales of investment securities for the first quarter of 2015 were $4.1 million due to gains on sales of debt and equity securities of $2.1 million and $2.0 million, respectively.
Non-interest Expense - For the three months ended March 31, 2015, non-interest expense increased $8.9 million, or 8.1%, in comparison to the same period in 2014. During the first quarter of 2014, certain expense categories, most notably incentive compensation, employee benefits and outside services expense, were significantly lower than quarterly expense levels experienced during the preceding two years. Total non-interest expenses for the first quarter of 2015 of $118.5 million were more consistent with those incurred during the first quarters of 2013 and 2012.
In the first quarters of 2015 and 2014, the Corporation implemented cost savings initiatives to mitigate the impact of elevated expense levels related to the continued build out of its risk, compliance and information technology infrastructures. In both periods, these initiatives included branch consolidations, changes in benefits and reductions in staffing.
In 2015, these initiatives included the consolidation of nine branches, modifications to retirement benefits and the elimination of certain positions. The Corporation also plans to consolidate an additional two branches in the third quarter of 2015. These actions resulted in implementation expenses of $1.5 million in the first quarter of 2015, with an additional $700,000 of such expenses expected in the second quarter of 2015. The annualized expense reductions from these initiatives, when completed, are approximately $6.5 million, with $5.3 million expected to be realized in 2015.
In 2014, cost savings initiatives resulted in implementation expenses, net of associated gains, of $980,000 during the first quarter and cost savings of approximately $7 million, or an annualized rate or $7.9 million.
The following table presents a summary of the 2015 and 2014 cost savings initiatives:

	Three months ended March 31, 2015
	Implementation Expenses	Expense Reductions	Estimated Expense Reductions for the Year Ending December 31, 2015	Annualized Cost Savings
	(in thousands)
Branch consolidations	$1,050	$—	$(2,350)	$(3,050)
Modification of retirement benefits and staffing reductions	450	(710)	(2,950)	(3,470)
2015 cost savings initiatives	$1,500	$(710)	$(5,300)	$(6,520)

	Three months ended March 31, 2014
	Implementation Expenses (Gains)	Expense Reductions	Actual Expense Reductions for the Year Ending December 31, 2014	Annualized Cost Savings
	(in thousands)
Branch consolidations	$2,080	$—	$(2,400)	$(3,200)
Subsidiary bank management reductions and other employee benefit reductions	(1,100)	(1,020)	(4,550)	(4,700)
2014 cost savings initiatives	$980	$(1,020)	$(6,950)	$(7,900)

Regulatory Enforcement Orders -During 2014 and 2015, the Corporation and each of its banking subsidiaries became subject to regulatory enforcement orders (the "Regulatory Orders") issued by banking regulatory agencies relating to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The Regulatory Orders are described in more detail in Part II. Other Information, Item 1. Legal Proceedings under the heading “Regulatory Matters.”

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

Additional expenses and investments have been incurred as the Corporation expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the Regulatory Orders, have had an adverse effect on the Corporation’s results of operations in recent periods and could have a material adverse effect on the Corporation’s results of operations in future periods.

2015 Outlook

The Corporation's outlook for 2015 includes the following:

•	Anticipated annual average loan and deposit growth rates of 3% to 7%;

•	net interest margin compression at a rate of 0 to 4 basis points per quarter, on average, based on the current interest rate environment;

•	continued modest provision for credit losses, although provisions could be impacted by the performance of individual credits;

•	annual mid- to high single digit annual growth rate in non-interest income, excluding the impact of securities gains; and

•	annual non-interest expense growth in the low-single digit rate.

Quarter Ended March 31, 2015 compared to the Quarter Ended March 31, 2014
Net Interest Income
Fully-taxable equivalent (FTE) net interest income decreased $5.8 million, to $128.1 million, in the first quarter of 2015, from $133.8 million in the first quarter of 2014. This decrease was primarily due to a 20 basis point, or 5.8%, decrease in the net interest margin, to 3.27% for the first quarter of 2015 from 3.47% for the first quarter of 2014. The following table provides a comparative average balance sheet and net interest income analysis for the first quarter of 2015 as compared to the same period in 2014. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended March 31
	2015			2014
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$13,095,528	$133,055	4.11%	$12,762,357	$134,749	4.28%
Taxable investment securities (3)	2,005,542	11,282	2.25	2,257,773	13,266	2.35
Tax-exempt investment securities (3)	229,082	3,212	5.61	279,278	3,613	5.17
Equity securities (3)	32,210	450	5.66	33,922	429	5.11
Total investment securities	2,266,834	14,944	2.64	2,570,973	17,308	2.70
Loans held for sale	17,002	173	4.07	13,426	134	4.00
Other interest-earning assets	474,033	2,105	1.78	258,803	882	1.36
Total interest-earning assets	15,853,397	150,277	3.83%	15,605,559	153,073	3.97%
Noninterest-earning assets:
Cash and due from banks	105,271			199,641
Premises and equipment	226,391			226,295
Other assets	1,114,078			1,032,071
Less: Allowance for loan losses	(183,927)			(203,201)
Total Assets	$17,115,210			$16,860,365
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,135,927	$983	0.13%	$2,945,211	$909	0.13%
Savings deposits	3,517,057	1,119	0.13	3,351,871	1,035	0.13
Time deposits	3,061,593	7,721	1.02	2,932,456	5,952	0.82
Total interest-bearing deposits	9,714,577	9,823	0.41	9,229,538	7,896	0.35
Short-term borrowings	309,215	77	0.10	1,208,953	633	0.21
Federal Home Loan Bank advances and long-term debt	1,124,074	12,291	4.40	883,532	10,698	4.88
Total interest-bearing liabilities	11,147,866	22,191	0.80%	11,322,023	19,227	0.69%
Noninterest-bearing liabilities:
Demand deposits	3,662,040			3,243,424
Other	289,341			232,004
Total Liabilities	15,099,247			14,797,451
Shareholders’ equity	2,015,963			2,062,914
Total Liabilities and Shareholders’ Equity	$17,115,210			$16,860,365
Net interest income/net interest margin (FTE)		128,086	3.27%		133,846	3.47%
Tax equivalent adjustment		(4,505)			(4,281)
Net interest income		$123,581			$129,565

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31:

	2015 vs. 2014 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$3,572	$(5,266)	$(1,694)
Taxable investment securities	(1,264)	(720)	(1,984)
Tax-exempt investment securities	(1,292)	891	(401)
Equity securities	(23)	44	21
Loans held for sale	40	(1)	39
Other interest-earning assets	916	307	1,223
Total interest income	$1,949	$(4,745)	$(2,796)
Interest expense on:
Demand deposits	$74	$—	$74
Savings deposits	87	(3)	84
Time deposits	270	1,499	1,769
Short-term borrowings	(326)	(230)	(556)
Federal Home Loan Bank advances and long-term debt	2,707	(1,114)	1,593
Total interest expense	$2,812	$152	$2,964
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 14 basis point, or 3.5%, decrease in yields on average interest-earnings assets resulted in a $4.7 million decrease in FTE interest income, partially offset by a $1.9 million increase in FTE interest income as a result of an increase in average loans, partially offset by a decrease in investment securities.
Average investments decreased $304.1 million, or 11.8%, as portfolio cash flows were not fully reinvested. The yield on average investments decreased 6 basis points, or 2.2%, to 2.64% in the first quarter of 2015 from 2.70% in the first quarter of 2014. The decrease in average investments was partially offset by a $215.2 million, or 83.2%, increase in other interest-earning assets. During the fourth quarter of 2014, the Corporation changed providers for check clearing services to the Federal Reserve Bank of Philadelphia, resulting in the transfer of clearing account balances from non-interest earning assets to low-yielding interest-bearing Federal Reserve Bank accounts.
The average yield on other interest-earning assets increased 42 basis points, or 30.9%, due to an increase in dividends on Federal Home Loan Bank stock, as a special dividend of $1.2 million was paid during the first quarter of 2015. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank.  Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the "FHLB"). As of March 31, 2015, the Corporation held $46.4 million of FHLB stock.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in
	2015		2014		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,163,845	4.22%	$5,085,128	4.44%	$78,717	1.5%
Commercial – industrial, financial and agricultural	3,770,187	3.87	3,637,075	4.03	133,112	3.7
Real estate – home equity	1,721,300	4.14	1,755,346	4.18	(34,046)	(1.9)
Real estate – residential mortgage	1,370,376	3.84	1,336,323	3.99	34,053	2.5
Real estate – construction	688,690	3.93	576,346	4.08	112,344	19.5
Consumer	259,138	5.26	274,910	4.82	(15,772)	(5.7)
Leasing and other	121,992	8.41	97,229	10.26	24,763	25.5
Total	$13,095,528	4.11%	$12,762,357	4.28%	$333,171	2.6%
Average loans increased $333.2 million, or 2.6%, compared to the first quarter of 2014, mainly in commercial loans, commercial mortgages, construction and residential mortgages. The growth in commercial loans and commercial mortgages was driven by a combination of loans to new customers and increased borrowings from existing customers, while the growth in construction loans was primarily due to an increase in loans secured by commercial properties. The average yield on loans decreased 17 basis points, or 4.0%, to 4.11% in 2015 from 4.28% in 2014. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.
Interest expense increased $3.0 million, or 15.4%, to $22.2 million in the first quarter of 2015 from $19.2 million in the first quarter of 2014. Although average interest-bearing liabilities decreased $174.2 million, or 1.5%, compared to the first quarter of 2014, a change in funding mix from lower cost short-term Federal funds purchased and short-term FHLB advances to higher cost time deposits and long-term FHLB advances and subordinated debt resulted in a $2.8 million increase in interest expense.
Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in
	2015		2014		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,662,040	—%	$3,243,424	—%	$418,616	12.9%
Interest-bearing demand	3,135,927	0.13	2,945,211	0.13	190,716	6.5
Savings	3,517,057	0.13	3,351,871	0.13	165,186	4.9
Total demand and savings	10,315,024	0.08	9,540,506	0.08	774,518	8.1
Time deposits	3,061,593	1.02	2,932,456	0.82	129,137	4.4
Total deposits	$13,376,617	0.30%	$12,472,962	0.26%	$903,655	7.2%
The $774.5 million, or 8.1%, increase in total demand and savings accounts was primarily due to a $422.1 million, or 13.1%, increase in business account balances, a $198.2 million, or 4.3%, increase in personal account balances and a $156.2 million, or 9.3%, increase in municipal account balances. The average cost of total deposits increased four basis points largely due to an increase in rates on average time deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in
	2015		2014		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$173,625	0.10%	$187,362	0.11%	$(13,737)	(7.3)%
Customer short-term promissory notes	86,258	0.03	102,000	0.06	(15,742)	(15.4)
Total short-term customer funding	259,883	0.08	289,362	0.09	(29,479)	(10.2)
Federal funds purchased	25,054	0.15	416,230	0.21	(391,176)	(94.0)
Short-term FHLB advances (1)	24,278	0.28	503,361	0.28	(479,083)	(95.2)
Total short-term borrowings	309,215	0.10	1,208,953	0.21	(899,738)	(74.4)
Long-term debt:
FHLB advances	657,697	3.49	513,790	4.14	143,907	28.0
Other long-term debt	466,377	5.69	369,742	5.90	96,635	26.1
Total long-term debt	1,124,074	4.40	883,532	4.88	240,542	27.2
Total borrowings	$1,433,289	3.47%	$2,092,485	2.20%	$(659,196)	(31.5)%

(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $899.7 million, or 74.4%, primarily in Federal funds purchased and short-term FHLB advances. The decrease was driven by lower wholesale funding needs resulting from the decrease in average investment securities and an increase in average deposits exceeding the growth in average loans.
The $143.9 million increase in FHLB advances was a result of the Corporation’s efforts to lengthen maturities and lock in longer-term rates, while the $96.6 million increase in other long-term debt was a result of the issuance of $100.0 million of subordinated debt in November 2014.
The average cost of total borrowings increased 127 basis points, or 57.7%, to 3.47% in 2015 from 2.20% in 2014, primarily due to the weighted average cost impact of a decrease in lower-cost, short-term borrowings, which were 21.6% of total borrowings in the first quarter of 2015, compared to 57.8% for the same period in 2014.

Provision for Credit Losses
The provision for credit losses was a negative $3.7 million for the first quarter of 2015, a decrease of $6.2 million from the first quarter of 2014. This resulted from an improvement in net charge-off levels, particularly on pooled impaired loans.
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

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$4,801	$5,297	$(496)	(9.4)%
Cash management fees	3,217	3,105	112	3.6
Other	3,551	3,309	242	7.3
Total service charges on deposit accounts	11,569	11,711	(142)	(1.2)
Investment management and trust services	10,889	10,958	(69)	(0.6)
Other service charges and fees:
Merchant fees	3,177	2,723	454	16.7
Debit card income	2,389	2,210	179	8.1
Letter of credit fees	1,157	1,101	56	5.1
Commercial swap fees	811	1,013	(202)	(19.9)
Other	1,829	1,880	(51)	(2.7)
Total other service charges and fees	9,363	8,927	436	4.9
Mortgage banking income:
Gain on sales of mortgage loans	3,533	2,422	1,111	45.9
Mortgage servicing income	1,155	1,183	(28)	(2.4)
Total mortgage banking income	4,688	3,605	1,083	30.0
Credit card income	2,235	2,171	64	2.9
Other income	1,848	1,134	714	63.0
Total, excluding gains on sales of investment securities	40,592	38,506	2,086	5.4
Net gains on sales of investment securities	4,145	—	4,145	N/M
Total	$44,737	$38,506	$6,231	16.2%

N/M - Not meaningful
The $496,000, or 9.4%, decrease in overdraft fee income consisted of a $251,000 decrease in fees assessed on commercial accounts and a $245,000 decrease in fees assessed on personal accounts. The overall decline in these fees resulted from a reduction in the number of overdrafts, partially driven by changes in customer behavior. Partially offsetting the decrease in overdraft fee income was a $242,000, or 7.3%, increase in other service charges on deposits.
The $454,000, or 16.7%, increase in merchant fee income and the $179,000, or 8.1%, increase in debit card income are due to an increase in the volumes of transactions, while $202,000, or 19.9%, decrease in commercial swap fees was due to a decrease in the number of new swap transactions in comparison to the first quarter of 2014.
Gains on sales of mortgage loans increased $1.1 million, or 45.9%, due to a $128.1 million, or 66.8%, increase in new loan commitments, partially offset by a 12.6% decrease in pricing spreads compared to the first quarter of 2014. The increase in new loan commitments was mainly in refinancing volumes, which totaled approximately $209.2 million, or 65.4%, of new loan commitments, in the first quarter of 2015 compared to $63.5 million, or 33.1%, during the first quarter of 2014.
The $714,000, or 63.0%, increase in other income was due to increases in values of bank owned life insurance policies and gains on the sale of two branch properties.
Investment securities gains for the first quarter of 2015 were from the sales of financial institution stocks and pooled trust preferred securities. There were no securities gains in the first quarter of 2014. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Salaries and employee benefits	$64,990	$59,566	$5,424	9.1%
Net occupancy expense	13,692	13,603	89	0.7
Other outside services	5,750	3,812	1,938	50.8
Data processing	4,768	3,796	972	25.6
Equipment expense	3,958	3,602	356	9.9
Software	3,318	2,925	393	13.4
Professional fees	2,871	2,904	(33)	(1.1)
FDIC insurance expense	2,822	2,689	133	4.9
Supplies and postage	2,369	2,326	43	1.8
Telecommunications	1,716	1,819	(103)	(5.7)
Other real estate owned and repossession expense	1,362	983	379	38.6
Marketing	1,233	1,584	(351)	(22.2)
Operating risk loss	827	1,828	(1,001)	(54.8)
Intangible amortization	130	315	(185)	(58.7)
Other	8,672	7,802	870	11.2
Total	$118,478	$109,554	$8,924	8.1%
In comparison to the first quarter of 2014, non-interest expenses increased $8.9 million, or 8.1%, largely reflecting certain expenses in 2014 that were significantly lower than quarterly expense levels experienced during the preceding two years. The increase in 2015 largely reflects a return to levels more consistent with those in the prior two years. Contributing factors in the first quarter of 2014 included lower incentive compensation and benefits costs, and lower outside services expenses.
The $5.4 million, or 9.1%, increase in salaries and employee benefits resulted from a $2.4 million, or 4.8%, increase in salaries and a $3.0 million, or 34.8%, increase in employee benefits. The increase in salaries was primarily due to higher average salaries per full-time equivalent employee and an increase in incentive compensation, partially offset by a decrease in the number of full-time equivalent employees to 3,480 as of March 31, 2015 from 3,540 as of March 31, 2014. The increase in employee benefits was primarily due to an increase in employee healthcare costs, defined benefit plan expense and a $1.5 million gain realized on the post retirement plan amendment in 2014.
The $1.9 million, or 50.8%, increase in other outside services resulted from the timing of engagements related to risk management and compliance efforts, including those in connection with the enhancement of the Corporation’s program for compliance with the BSA/AML Requirements.
The $1.4 million, or 20.3%, increase in data processing and software resulted from increased expenses related to the core processing system and amortization of software. The $870,000, or 11.1%, increases in other expenses resulted from an increase in appraisal fees as a result of increased loan volumes in the first quarter of 2015 compared to the same period in 2014.
These increases were partially offset by a $1.0 million, or 54.8%, decrease in operating risk loss due to a $1.5 million, or 85.1%, decrease in losses related to check fraud, partially offset by the impact of $600,000 of gains recorded in the first quarter of 2014 related to the settlement with a third-party investor of outstanding repurchase requests related to certain previously sold residential mortgages.

Income Taxes
Income tax expense for the first quarter of 2015 was $13.5 million, a $730,000, or 5.1%, decrease from $14.2 million for the first quarter of 2014.
The Corporation’s effective tax rate was 25.2% in the first quarter of 2015, as compared to 25.4% in the first quarter of 2014. The effective rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (Decrease)
	March 31, 2015	December 31, 2014	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$91,870	$105,702	$(13,832)	(13.1)%
Other interest-earning assets	703,667	423,083	280,584	66.3
Loans held for sale	34,124	17,522	16,602	94.7
Investment securities	2,259,802	2,323,371	(63,569)	(2.7)
Loans, net of allowance	12,937,804	12,927,572	10,232	0.1
Premises and equipment	226,241	226,027	214	0.1
Goodwill and intangible assets	531,672	531,803	(131)	—
Other assets	578,161	569,687	8,474	1.5
Total Assets	$17,363,341	$17,124,767	$238,574	1.4%
Liabilities and Shareholders’ Equity
Deposits	$13,514,497	$13,367,506	$146,991	1.1%
Short-term borrowings	410,105	329,719	80,386	24.4
Long-term debt	1,094,517	1,139,413	(44,896)	(3.9)
Other liabilities	312,709	291,464	21,245	7.3
Total Liabilities	15,331,828	15,128,102	203,726	1.3
Total Shareholders’ Equity	2,031,513	1,996,665	34,848	1.7
Total Liabilities and Shareholders’ Equity	$17,363,341	$17,124,767	$238,574	1.4%
Other interest-earning assets
The $280.6 million, or 66.3%, increase in other interest-earning assets was due to an increase in interest-bearing deposits with other banks.
Investment Securities
The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	March 31, 2015	December 31, 2014	$	%
	(dollars in thousands)
U.S. Government securities	$—	$200	$(200)	(100.0)%
U.S. Government sponsored agency securities	203	214	(11)	(5.1)
State and municipal securities	224,342	245,215	(20,873)	(8.5)
Corporate debt securities	97,682	98,034	(352)	(0.4)
Collateralized mortgage obligations	867,876	902,313	(34,437)	(3.8)
Mortgage-backed securities	930,159	928,831	1,328	0.1
Auction rate securities	98,932	100,941	(2,009)	(2.0)
Total debt securities	2,219,194	2,275,748	(56,554)	(2.5)
Equity securities	40,608	47,623	(7,015)	(14.7)
Total	$2,259,802	$2,323,371	$(63,569)	(2.7)%
Total investment securities decreased $63.6 million, or 2.7%, in comparison to December 31, 2014, mainly in collateralized mortgage obligations and state and municipal securities, as portfolio cash flows were not fully reinvested due to relatively low yields available on current investment options.

The net pre-tax unrealized gain on available for sale investment securities was $22.7 million as of March 31, 2015, compared to a $11.3 million pre-tax unrealized gain as of December 31, 2014. The $11.4 million increase in the net pre-tax unrealized gain was due to a decrease in market interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to increase. See additional details regarding investment security price risk within Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	March 31, 2015	December 31, 2014	$	%
	(in thousands)
Real-estate – commercial mortgage	$5,227,101	$5,197,155	$29,946	0.6%
Commercial – industrial, financial and agricultural	3,762,631	3,725,567	37,064	1.0
Real-estate – home equity	1,701,623	1,736,688	(35,065)	(2.0)
Real-estate – residential mortgage	1,364,788	1,377,068	(12,280)	(0.9)
Real-estate – construction	677,806	690,601	(12,795)	(1.9)
Consumer	257,301	265,431	(8,130)	(3.1)
Leasing and other	124,255	119,206	5,049	4.2
Loans, net of unearned income	$13,115,505	$13,111,716	$3,789	—%
The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $5.9 billion, or 45.0%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2015. The Corporation's maximum total lending commitment to an individual borrower was $50.0 million as of March 31, 2015. In addition to limiting the maximum total lending commitment to any individual borrower to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of March 31, 2015, the Corporation had 73 relationships with total borrowing commitments between $20.0 million and $50.0 million.
Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	March 31, 2015			December 31, 2014
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$393,408	0.3%	58.0%	$427,419	0.6%	61.9%
Commercial - residential	231,533	6.2	34.2	203,670	6.6	29.5
Other	52,865	1.4	7.8	59,512	0.6	8.6
Total Real estate - construction	$677,806	2.4%	100.0%	$690,601	2.4%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans decreased $12.8 million, or 1.9%, in comparison to December 31, 2014 and comprised 5.2% of the total loan portfolio at March 31, 2015 as compared to 5.3% at December 31, 2014. The decrease in construction loans was primarily in loans secured by commercial real estate, partially offset by an increase in loans to commercial borrowers secured by residential real estate. Geographically, the decrease in real estate construction loans was primarily in the Maryland ($40.3 million, or 46.7%) market, partially offset by an increase in the Pennsylvania ($25.8 million, or 7.1%) market.
The $37.1 million, or 1.0%, increase in commercial loans was primarily in the Pennsylvania and Virginia markets offset by decreases in the Delaware and New Jersey markets. Commercial mortgage loans increased $29.9 million, or 0.6%, in comparison to December 31, 2014. Geographically, the increase in was in the Maryland ($38.1 million, or 6.7%), Delaware ($12.8 million, or 5.7%) and Virginia ($3.7 million, or 0.9%) markets, partially offset by decreases in the Pennsylvania ($13.9 million, or 0.5%) and New Jersey ($10.7 million, or 0.8%) markets.

The following table summarizes the percentage of commercial loans, by industry:

	March 31, 2015	December 31, 2014
Services	18.8%	19.2%
Manufacturing	13.1	13.1
Construction (1)	10.7	11.0
Retail	9.4	9.6
Wholesale	9.1	8.7
Health care	8.9	9.0
Real estate (2)	7.3	7.6
Agriculture	5.0	5.5
Arts and entertainment	3.1	3.4
Transportation	2.5	2.4
Financial services	1.9	1.9
Other	10.2	8.6
	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$123,647	$116,705
Real estate - commercial mortgage	136,511	137,952
	$260,158	$254,657
Total shared national credits increased $5.5 million, or 2.2%, in comparison to December 31, 2014. The Corporation's shared national credits are to borrowers located in its geographical markets, and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of March 31, 2015, two of the shared national credits, or 2.6% of the total balance, were past due. There were no shared national credits past due at December 31, 2014.
Home equity loans decreased $35.1 million, or 2.0%, which was due, in part, to an increase in residential refinance activity as customers rolled outstanding home equity loans into residential mortgages.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2015	2014
	(dollars in thousands)
Average balance of loans, net of unearned income	$13,095,528	$12,762,357

Balance of allowance for credit losses at beginning of period	$185,931	$204,917
Loans charged off:
Commercial – industrial, financial and agricultural	1,863	5,125
Real estate – residential mortgage	1,281	846
Consumer	780	751
Real estate – home equity	768	1,651
Real estate – commercial mortgage	709	1,386
Real estate – construction	—	214
Leasing and other	363	295
Total loans charged off	5,764	10,268
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	786	744
Real estate – residential mortgage	159	116
Consumer	241	209
Real estate – home equity	251	356
Real estate – commercial mortgage	436	44
Real estate – construction	1,147	224
Leasing and other	171	164
Total recoveries	3,191	1,857
Net loans charged off	2,573	8,411
Provision for credit losses	(3,700)	2,500
Balance of allowance for credit losses at end of period	$179,658	$199,006

Net charge-offs to average loans (annualized)	0.08%	0.26%
The following table presents the components of the allowance for credit losses:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Allowance for loan losses	$177,701	$184,144
Reserve for unfunded lending commitments	1,957	1,787
Allowance for credit losses	$179,658	$185,931

Allowance for credit losses to loans outstanding	1.37%	1.42%
The provision for credit losses for the three months ended March 31, 2015 was a negative $3.7 million, a decrease of $6.2 million in comparison to the same period in 2014. Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $3.7 million negative provision for credit losses during the three months ended March 31, 2015, compared to a $2.5 million provision for credit losses for the same period in 2014. The $6.2 million improvement in the provision for credit losses was driven by an improvement in net charge-off levels, particularly a decrease in net charge-offs on pooled impaired loans across all loan portfolio segments.
Net charge-offs decreased $5.8 million, or 69.4%, to $2.6 million for the first quarter of 2015, compared to $8.4 million for the first quarter of 2014. The decrease in net charge-offs was primarily due to a $3.3 million, or 75.4%, decrease in commercial loan net charge-offs, a $1.1 million decrease in construction loan net charge-offs and a $1.1 million, or 79.7%, decrease in commercial mortgage net charge-offs. Of the $2.6 million of net charge-offs recorded in the first quarter of 2015, the majority were for loans originated in Pennsylvania and New Jersey, partially offset by net recoveries for loans originated in Maryland.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2015	March 31, 2014	December 31, 2014
	(dollars in thousands)
Non-accrual loans	$129,929	$133,705	$121,080
Loans 90 days past due and accruing	19,365	21,225	17,402
Total non-performing loans	149,294	154,930	138,482
Other real estate owned (OREO)	14,251	15,300	12,022
Total non-performing assets	$163,545	$170,230	$150,504
Non-accrual loans to total loans	0.99%	1.05%	0.92%
Non-performing assets to total assets	0.94%	1.01%	0.88%
Allowance for credit losses to non-performing loans	120.34%	128.45%	134.26%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	March 31, 2015	March 31, 2014	December 31, 2014
	(in thousands)
Real estate – residential mortgage	$31,574	$30,363	$31,308
Real estate – commercial mortgage	23,468	19,514	18,822
Real estate – construction	7,791	8,430	9,241
Commercial – industrial, financial and agricultural	6,975	6,755	5,237
Real estate – home equity	3,084	2,606	2,975
Consumer	34	16	38
Total accruing TDRs	72,926	67,684	67,621
Non-accrual TDRs (1)	29,392	27,487	24,616
Total TDRs	$102,318	$95,171	$92,237
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first three months of 2015 and still outstanding as of March 31, 2015 totaled $11.3 million. During the first three months of 2015, $12.5 million of TDRs that were modified within the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.
The following table presents the changes in non-accrual loans for the three months ended March 31, 2015:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2014	$29,769	$44,437	$16,348	$20,043	$10,483	$—	$—	$121,080
Additions	16,586	6,934	698	3,609	1,532	782	132	30,273
Payments	(4,181)	(4,123)	(3,052)	(933)	(420)	—	—	(12,709)
Charge-offs	(1,863)	(709)	—	(1,281)	(768)	(780)	(132)	(5,533)
Transfers to accrual status	—	(44)	—	(304)	(213)	—	—	(561)
Transfers to OREO status	(692)	(204)	—	(781)	(944)	—	—	(2,621)
Balance of non-accrual loans at March 31, 2015	$39,619	$46,291	$13,994	$20,353	$9,670	$2	$—	$129,929

Non-accrual loans decreased $3.8 million, or 2.8%, in comparison to March 31, 2014 and increased $8.8 million, or 7.3% in comparison to December 31, 2014. The increase in non-accrual loans during the first quarter of 2015 was primarily attributable to the addition of two specific credits totaling approximately $15 million.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	March 31, 2015	March 31, 2014	December 31, 2014
	(in thousands)
Real estate – commercial mortgage	$46,331	$45,876	$45,237
Commercial – industrial, financial and agricultural	43,265	38,830	30,388
Real estate – residential mortgage	28,595	29,305	28,995
Real estate – home equity	14,455	17,088	14,740
Real estate – construction	14,140	20,758	16,399
Consumer	2,484	2,999	2,590
Leasing	24	74	133
Total non-performing loans	$149,294	$154,930	$138,482

Non-performing construction loans decreased $6.6 million, or 31.9%, in comparison to March 31, 2014 across all markets except Delaware, which showed a slight increase. Non-performing home equity loans decreased $2.6 million, or 15.4%, in comparison to March 31, 2014, primarily in the Pennsylvania, New Jersey and Maryland markets. Partially offsetting these decreases was an increase of $4.4 million, or 11.4%, in non-performing commercial loans, in comparison to March 31, 2014, across all markets except for New Jersey.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2015	March 31, 2014	December 31, 2014
	(in thousands)
Residential properties	$8,055	$8,026	$6,656
Commercial properties	3,254	5,412	3,453
Undeveloped land	2,942	1,862	1,913
Total OREO	$14,251	$15,300	$12,022

The Corporation's ability to identify potential problem loans in a timely manner is important to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on payment history, through the monitoring of delinquency levels and trends. For a description of the Corporation's risk ratings, see Note 5, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements.

Total internally risk rated loans were $9.6 billion as of March 31, 2015 and December 31, 2014. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	March 31, 2015	December 31, 2014	$	%	March 31, 2015	December 31, 2014	$	%	March 31, 2015	December 31, 2014
	(dollars in thousands)
Real estate - commercial mortgage	$123,644	$127,302	$(3,658)	(2.9)%	$183,697	$170,837	$12,860	7.5%	$307,341	$298,139
Commercial - secured	151,724	120,584	31,140	25.8	112,156	110,544	1,612	1.5	263,880	231,128
Commercial -unsecured	3,331	7,463	(4,132)	(55.4)	8,378	6,810	1,568	23.0	11,709	14,273
Total Commercial - industrial, financial and agricultural	155,055	128,047	27,008	21.1	120,534	117,354	3,180	2.7	275,589	245,401
Construction - commercial residential	20,662	27,495	(6,833)	(24.9)	37,038	40,066	(3,028)	(7.6)	57,700	67,561
Construction - commercial	11,802	12,202	(400)	(3.3)	3,475	5,586	(2,111)	(37.8)	15,277	17,788
Total real estate - construction (excluding construction - other)	32,464	39,697	(7,233)	(18.2)	40,513	45,652	(5,139)	(11.3)	72,977	85,349
Total	$311,163	$295,046	$16,117	5.5%	$344,744	$333,843	$10,901	3.3%	$655,907	$628,889

% of total risk rated loans	3.2%	3.1%			3.6%	3.5%			6.8%	6.6%

As of March 31, 2015, total loans with risk ratings of Substandard or lower increased $10.9 million, or 3.3%, in comparison to December 31, 2014, primarily due to an increase in substandard commercial mortgages. Special mention loans increased $16.1 million, or 5.5%, in comparison to December 31, 2014 due to an increase in special mention commercial loans, partially offset by decreases in special mention construction loans to commercial borrowers and commercial mortgages.

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	March 31, 2015			March 31, 2014			December 31, 2014
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.50%	0.89%	1.39%	0.35%	0.89%	1.24%	0.35%	0.87%	1.22%
Commercial – industrial, financial and agricultural	0.26%	1.15%	1.41%	0.33%	1.09%	1.42%	0.17%	0.81%	0.98%
Real estate – construction	0.31%	2.09%	2.40%	0.43%	3.55%	3.98%	0.02%	2.38%	2.40%
Real estate – residential mortgage	1.75%	2.10%	3.85%	1.53%	2.20%	3.73%	1.96%	2.10%	4.06%
Real estate – home equity	0.74%	0.85%	1.59%	0.69%	0.98%	1.67%	0.63%	0.85%	1.48%
Consumer, leasing and other	1.72%	0.65%	2.37%	1.87%	0.84%	2.71%	1.56%	0.70%	2.26%
Total	0.62%	1.14%	1.76%	0.56%	1.22%	1.78%	0.52%	1.06%	1.58%
Total dollars (in thousands)	$81,289	$149,294	$230,583	$71,410	$154,930	$226,340	$68,346	$138,482	$206,828

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $179.7 million as of March 31, 2015 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (Decrease)
	March 31, 2015	December 31, 2014	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,765,677	$3,640,623	$125,054	3.4%
Interest-bearing demand	3,133,748	3,150,612	(16,864)	(0.5)
Savings	3,567,652	3,504,820	62,832	1.8
Total demand and savings	10,467,077	10,296,055	171,022	1.7
Time deposits	3,047,420	3,071,451	(24,031)	(0.8)
Total deposits	$13,514,497	$13,367,506	$146,991	1.1%

Non-interest bearing demand deposits increased $125.1 million, or 3.4%, as a result of increases in business account balances of $77.0 million, or 2.8%, personal account balances of $33.9 million, or 4.6%, and municipal account balances of $10.2 million, or 10.2%.

Interest-bearing demand accounts decreased $16.9 million, or 0.5%, due to a $47.3 million, or 3.9%, seasonal decrease in municipal account balances, partially offset by a $29.6 million, or 1.6%, increase in personal account balances. The $62.8 million, or 1.8%, increase in savings account balances was primarily due to a $119.4 million, or 5.5%, increase in personal account balances and a $4.5 million, or 0.6%, increase in business account balances, partially offset by a seasonal decrease of $61.0 million, or 10.6%, in municipal account balances. The $24.0 million, or 0.8%, decrease in time deposits was primarily due to a decrease in time deposits with original maturities of less than two years.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	March 31, 2015	December 31, 2014	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$161,886	$158,394	$3,492	2.2%
Customer short-term promissory notes	93,176	95,106	(1,930)	(2.0)
Total short-term customer funding	255,062	253,500	1,562	0.6
Federal funds purchased	43	6,219	(6,176)	(99.3)
Short-term FHLB advances (1)	155,000	70,000	85,000	121.4
Total short-term borrowings	410,105	329,719	80,386	24.4
Long-term debt:
FHLB advances	628,070	673,107	(45,037)	(6.7)
Other long-term debt	466,447	466,306	141	—
Total long-term debt	1,094,517	1,139,413	(44,896)	(3.9)
Total borrowings	$1,504,622	$1,469,132	$35,490	2.4%

(1) Represents FHLB advances with an original maturity term of less than one year.
The $80.4 million increase in total short-term borrowings was largely due to an $85.0 million, or 121.4%, increase in short-term FHLB advances. The $44.9 million decrease in long-term debt was due to a $45.0 million decrease in FHLB advances as a result of maturities that were replaced with short-term advances.

Shareholders' Equity
Total shareholders’ equity increased $34.8 million, or 1.7%, during the first three months of 2015. The increase was due primarily to $40.0 million of net income and a $7.4 million increase in after-tax unrealized holding gains on available for sale investment securities, partially offset by $16.1 million of common stock cash dividends.

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

The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and will be fully phased in on January 1, 2019.

The U.S. Basel III Capital Rules require the Corporation and its bank subsidiaries to:

•	Meet a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a Tier 1 capital ratio of 6.00% of risk-weighted assets;

•	Continue to require the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio of 4.00% of average assets; and

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, are being phased out as a component of Tier 1 capital for institutions of the Corporation's size.

When fully phased in on January 1, 2019, the Corporation and its bank subsidiaries will also be required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expands the risk-weightings for assets and off balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weights for a variety of asset categories.

As of March 31, 2015, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of March 31, 2015, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2015	December 31, 2014	Regulatory Minimum for Capital Adequacy
Common Equity Tier I (to Risk-Weighted Assets)	11.2%	N/A	4.5%
Total Capital (to Risk-Weighted Assets)	14.6%	14.7%	8.0%
Tier I Capital (to Risk-Weighted Assets)	11.4%	12.3%	6.0%
Tier I Capital (to Average Assets)	9.4%	10.0%	4.0%

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2015, the Corporation had $783.1 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.6 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2015, the Corporation had aggregate availability under Federal funds lines of $1.4 billion, with $43,000 of that amount outstanding. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2015, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2015 generated $30.5 million of cash, mainly due to net income, partially offset by the impact of non-cash expenses, most notably a net increase in loans held for sale. Cash used in investing activities was $214.4 million, due mainly to a net increase in short-term investments, partially offset by proceeds from the maturities and sales of investment securities in excess of purchases. Net cash provided by financing activities was $170.1 million due to increases in deposits and short-term borrowings, partially offset by repayments of long-term debt and common stock cash dividends.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of March 31, 2015, equity investments consisted of $34.7 million of common stocks of publicly traded financial institutions, and $5.9 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $23.4 million and a fair value of $34.7 million at March 31, 2015, including an investment in a single financial institution with a cost basis of $15.7 million and a fair value of $23.2 million. The fair value of this investment accounted for 66.7% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. In total, the financial institutions stock portfolio had gross unrealized gains of $11.3 million and gross unrealized losses of $4,000 as of March 31, 2015.
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
Municipal Securities
As of March 31, 2015, the Corporation owned municipal securities issued by various municipalities with a total fair value of $224.3 million. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of March 31, 2015, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 88% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Certificates
As of March 31, 2015, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $106.4 million and a fair value of $98.9 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of March 31, 2015, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model, prepared by a third-party valuation expert, produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2015, all of the ARCs were rated above investment grade, with approximately $6 million, or 5%, "AAA" rated and $93 million, or 95%, "AA" rated. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. As of March 31, 2015, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of March 31, 2015:

	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,590	$42,863
Subordinated debt	47,563	50,173
Pooled trust preferred securities	405	1,084
Corporate debt securities issued by financial institutions	$95,558	$94,120

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.7 million at March 31, 2015. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three months ended March 31, 2015 or 2014. Seven of the Corporation's 20 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $12.8 million as of March 31, 2015. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at March 31, 2015 were not rated by any ratings agency.
As of March 31, 2015, all three of the Corporation's pooled trust preferred securities with an amortized cost of $405,000 and an estimated fair value of $1.1 million, were rated below investment grade by at least one ratings agency, with ratings ranging from "C" to "Ca". The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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
See Note 10, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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
The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee ("ALCO"), consisting of key financial and senior management personnel, meets on a regular basis. The ALCO is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions.

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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of March 31, 2015. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$944,463	$491,060	$354,616	$384,681	$191,213	$637,266	$3,003,299	$3,004,169
Average rate	3.91%	4.35%	4.26%	4.51%	4.49%	3.82%	4.12%

Floating rate loans (1) (2)	2,309,708	1,520,146	1,232,654	1,056,653	1,353,835	2,637,489	10,110,485	10,072,225
Average rate	3.73%	3.88%	3.90%	3.90%	3.80%	3.86%	3.83%

Fixed rate investments (3)	334,511	294,958	251,396	204,945	182,151	783,344	2,051,305	2,074,789
Average rate	2.92%	2.89%	2.76%	2.65%	2.52%	2.60%	2.71%

Floating rate investments (3)	—	4,974	111,401	33	—	40,509	156,917	144,751
Average rate	—%	0.97%	1.55%	1.87%	—%	1.46%	1.51%

Other interest-earning assets	672,097	—	—	—	—	65,694	737,791	737,791
Average rate	0.41%	—%	—%	—%	—%	4.45%	0.77%

Total	$4,260,779	$2,311,138	$1,950,067	$1,646,312	$1,727,199	$4,164,302	$16,059,797	$16,033,725
Average rate	3.18%	3.85%	3.68%	3.89%	3.74%	3.60%	3.58%

Fixed rate deposits (4)	$1,318,918	$466,560	$332,354	$263,137	$306,143	$20,934	$2,708,046	$2,726,933
Average rate	0.71%	1.05%	1.34%	1.99%	2.09%	1.93%	1.14%

Floating rate deposits (5)	4,921,235	823,303	466,474	388,074	322,837	118,851	7,040,774	7,032,497
Average rate	0.15%	0.11%	0.09%	0.08%	0.09%	0.15%	0.13%

Fixed rate borrowings (6)	141,389	451,709	100,596	774	125,046	258,506	1,078,020	1,098,095
Average rate	3.90%	4.21%	5.74%	4.64%	1.84%	5.59%	4.37%

Floating rate borrowings (7)	410,106	—	—	—	—	16,496	426,602	416,748
Average rate	0.19%	—%	—%	—%	—%	2.40%	0.28%

Total	$6,791,648	$1,741,572	$899,424	$651,985	$754,026	$414,787	$11,253,442	$11,274,273
Average rate	0.34%	1.42%	1.19%	0.86%	1.19%	3.72%	0.79%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $1.7 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $10.1 billion of floating rate loans above are $3.4 billion of loans, or 34.3% of the total, that float with the prime interest rate, $2.1 billion, or 20.5%, of loans that float with other interest rates, primarily the London Interbank Offered Rate ("LIBOR"), and $4.6 billion, or 45.2%, of adjustable rate loans. The $4.6 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at March 31, 2015, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	30.9%
Two years	18.1
Three years	17.1
Four years	14.3
Five years	10.6
Greater than five years	9.0
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
The following table summarizes the expected impact of abrupt interest rate changes on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 83.7 million	+17.2%
+200 bp	+ $ 54.2 million	+11.1
+100 bp	+ $ 23.8 million	+4.9
–100 bp	– $ 19.5 million	–4.0

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of March 31, 2015, the Corporation was within policy limits for every 100 basis point shock.

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

As disclosed by the Corporation in Part II, Item 9B of its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015, in February 2015, Fulton Bank of New Jersey ("FBNJ"), a wholly owned banking subsidiary of the Corporation, entered into a Stipulation and Consent to the Issuance of a Consent Order with the FDIC consenting to the issuance by the FDIC of a Consent Order (the "FDIC Consent Order"). In addition, in February 2015, FBNJ entered into a Consent Order with the Commissioner of Banking and Insurance for the State of New Jersey (the "New Jersey Consent Order") and, together with the FDIC Consent Order, the "Consent Orders"). The Consent Orders impose substantially identical requirements and relate to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The Consent Orders generally require, among other things, that FBNJ review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, including increasing oversight of the BSA/AML Compliance Program by the Board of Directors of FBNJ; designating a qualified Bank Secrecy Act officer that is acceptable to the FDIC and the Commissioner of Banking and Insurance for the State of New Jersey, that reports monthly to the Board of Directors of FBNJ and is provided with sufficient authority and resources to implement and enforce the BSA/AML Compliance Program; enhancing the periodic risk assessment process relating to the BSA/AML Requirements; revising internal controls designed to ensure compliance with the BSA/AML Requirements, including enhancing customer due diligence procedures and establishing enhanced due diligence procedures for higher-risk customers; and reviewing and enhancing procedures for monitoring for, identifying, investigating and reporting suspicious activity, or known or suspected violations of law in accordance with the BSA/AML Requirements.

The Corporation and each of its other banking subsidiaries are subject to similar regulatory enforcement orders issued during 2014 by their respective bank regulatory agencies relating to identified deficiencies in the BSA/AML Compliance Program. Information relating to the regulatory enforcement orders issued during 2014 was disclosed by the Corporation in Current Reports on Form 8-K filed with the SEC on July 18, September 9, and December 29, 2014.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

FULTON FINANCIAL CORPORATION

Date:	May 11, 2015	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	May 11, 2015	/s/ Patrick S. Barrett
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended March 31, 2015, filed on May 11, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.