Form 10-K/A
period 2014-12-31
FULTON FINANCIAL CORP
filed 2015-06-08
CIK 700564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 0-10587

FULTON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2195389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Square, P. O. Box 4887, Lancaster, Pennsylvania	17604
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (717) 291-2411

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $2.50 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This amendment (“Amendment No. 1”) to Fulton Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”) is being filed solely for the purpose of filing additional exhibits. Other than adding exhibits 99.4 through 99.14, no other Item of the 2014 Annual Report on Form 10-K is affected by the change. As a result, they have been omitted from this Amendment No. 1.

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits.

The Exhibit Index listed under Part IV, Item 15(b) of Fulton Financial Corporation’s 2014 Annual Report on Form 10-K is hereby amended such that the following documents are added to the Exhibit Index and are included as exhibits to the 2014 Annual Report on Form 10-K:

Exhibit Number	Description

99.4	Fulton Bank, N.A. Consent Order, dated July 14, 2014, issued by the Office of the Comptroller of the Currency – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (File No. 0-10587).

99.5	Stipulation and Consent to the Issuance of a Consent Order, dated July 14, 2014, between the Office of the Comptroller of the Currency and Fulton Bank, N.A. – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (File No. 0-10587).

99.6	Swineford National Bank Consent Order, dated July 14, 2014, issued by the Office of the Comptroller of the Currency – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (File No. 0-10587).

99.7	Stipulation and Consent to the Issuance of a Consent Order, dated July 14, 2014, between the Office of the Comptroller of the Currency and Swineford National Bank – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (File No. 0-10587).

99.8	FNB Bank, N.A. Consent Order, dated July 14, 2014, issued by the Office of the Comptroller of the Currency – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (File No. 0-10587).

99.9	Stipulation and Consent to the Issuance of a Consent Order, dated July 14, 2014, between the Office of the Comptroller of the Currency and FNB Bank, N.A – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2014 (File No. 0-10587).

99.10	Order to Cease and Desist Issued Upon Consent dated September 4, 2014, by the Board of Governors of the Federal Reserve System to Fulton Financial Corporation and Lafayette Ambassador Bank, Bethlehem, Pennsylvania – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2014 (File No. 0-10587).

99.11	Form of Stipulation and Consent to the Issuance of a Consent Order between the Federal Deposit Insurance Corporation and The Columbia Bank – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 0-10587).

99.12	Form of Stipulation and Consent to the Issuance of a Consent Order between the Commissioner of Financial Regulation for the State of Maryland and The Columbia Bank – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 0-10587).

99.13	Form of Consent Order issued by the Federal Deposit Insurance Corporation to The Columbia Bank – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 0-10587).

99.14	Form of Acknowledgement of Adoption of FDIC Consent Order by the Commissioner of Financial Regulation between the Commissioner of Financial Regulation for the State of Maryland and The Columbia Bank – Incorporated by reference to the Fulton Financial Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 0-10587).

31	Rule 13a-14(a)/15d-14(a) Certifications (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of June, 2015.

FULTON FINANCIAL CORPORATION

By	/s/ Patrick S. Barrett
Patrick S. Barrett, Senior Executive Vice President and Chief Financial Officer