Form 10-Q
period 2015-06-30
FULTON FINANCIAL CORP
filed 2015-08-07
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015, or

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
Common Stock, $2.50 Par Value –174,944,000 shares outstanding as of July 31, 2015.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$100,455	$105,702
Interest-bearing deposits with other banks	322,218	358,130
Federal Reserve Bank and Federal Home Loan Bank stock	65,106	64,953
Loans held for sale	33,980	17,522
Available for sale investment securities	2,440,492	2,323,371
Loans, net of unearned income	13,244,230	13,111,716
Less: Allowance for loan losses	(167,485)	(184,144)
Net Loans	13,076,745	12,927,572
Premises and equipment	226,794	226,027
Accrued interest receivable	41,193	41,818
Goodwill and intangible assets	531,567	531,803
Other assets	526,923	527,869
Total Assets	$17,365,473	$17,124,767
LIABILITIES
Deposits:
Noninterest-bearing	$3,805,165	$3,640,623
Interest-bearing	9,700,544	9,726,883
Total Deposits	13,505,709	13,367,506
Short-term borrowings:
Federal funds purchased	5,058	6,219
Other short-term borrowings	403,977	323,500
Total Short-Term Borrowings	409,035	329,719
Accrued interest payable	15,172	18,045
Other liabilities	278,099	273,419
Federal Home Loan Bank advances and long-term debt	1,132,641	1,139,413
Total Liabilities	15,340,656	15,128,102
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 218.5 million shares issued in 2015 and 218.2 million shares issued in 2014	546,219	545,555
Additional paid-in capital	1,445,315	1,420,523
Retained earnings	603,597	558,810
Accumulated other comprehensive loss	(22,877)	(17,722)
Treasury stock, at cost, 42.5 million shares in 2015 and 39.3 million shares in 2014	(547,437)	(510,501)
Total Shareholders’ Equity	2,024,817	1,996,665
Total Liabilities and Shareholders’ Equity	$17,365,473	$17,124,767

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$129,910	$131,440	$259,687	$263,270
Investment securities:
Taxable	10,944	12,418	22,226	25,684
Tax-exempt	1,881	2,298	3,968	4,646
Dividends	296	325	644	657
Loans held for sale	265	214	438	348
Other interest income	933	1,207	3,038	2,089
Total Interest Income	144,229	147,902	290,001	296,694
INTEREST EXPENSE
Deposits	10,053	8,685	19,876	16,581
Short-term borrowings	103	540	180	1,173
Long-term debt	11,153	10,779	23,444	21,477
Total Interest Expense	21,309	20,004	43,500	39,231
Net Interest Income	122,920	127,898	246,501	257,463
Provision for credit losses	2,200	3,500	(1,500)	6,000
Net Interest Income After Provision for Credit Losses	120,720	124,398	248,001	251,463
NON-INTEREST INCOME
Service charges on deposit accounts	12,637	12,552	24,206	24,263
Investment management and trust services	11,011	11,339	21,900	22,297
Other service charges and fees	10,988	10,526	20,351	19,453
Mortgage banking income	5,339	5,741	10,027	9,346
Investment securities gains, net:
Net gains on sales of investment securities	2,415	1,124	6,560	1,124
Other-than-temporary impairment losses	—	(12)	—	(12)
Investment securities gains, net	2,415	1,112	6,560	1,112
Other	4,099	3,602	8,182	6,907
Total Non-Interest Income	46,489	44,872	91,226	83,378
NON-INTEREST EXPENSE
Salaries and employee benefits	65,067	63,623	130,057	123,189
Net occupancy expense	11,809	11,464	25,501	25,067
Other outside services	8,125	7,240	13,875	11,052
Data processing	4,894	4,331	9,662	8,127
Software	3,376	3,209	6,694	6,134
Equipment expense	3,335	3,360	7,293	6,962
FDIC insurance expense	2,885	2,615	5,707	5,304
Professional fees	2,731	3,559	5,602	6,463
Supplies and postage	2,726	2,451	5,095	4,777
Marketing	2,235	2,337	3,468	3,921
Telecommunications	1,617	1,787	3,333	3,606
Operating risk loss	674	716	1,501	2,544
Other real estate owned and repossession expense	129	748	1,491	1,731
Intangible amortization	106	315	236	630
Other	8,645	8,419	17,317	16,221
Total Non-Interest Expense	118,354	116,174	236,832	225,728
Income Before Income Taxes	48,855	53,096	102,395	109,113
Income taxes	12,175	13,500	25,679	27,734
Net Income	$36,680	$39,596	$76,716	$81,379

PER SHARE:
Net Income (Basic)	$0.21	$0.21	$0.43	$0.43
Net Income (Diluted)	0.21	0.21	0.43	0.43
Cash Dividends	0.09	0.08	0.18	0.16
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014

Net Income	$36,680	$39,596	$76,716	$81,379
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	(12,008)	12,990	(2,016)	26,923
Reclassification adjustment for postretirement amendment gains included in net income	—	—	—	(944)
Reclassification adjustment for securities gains included in net income	(1,569)	(723)	(4,264)	(723)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	—	323	125	512
Unrealized gain on derivative financial instruments	34	34	68	68
Unrecognized postretirement income arising due to plan amendment	—	—	—	2,144
Amortization of net unrecognized pension and postretirement items	466	104	932	200
Other Comprehensive Income (Loss)	(13,077)	12,728	(5,155)	28,180
Total Comprehensive Income	$23,603	$52,324	$71,561	$109,559

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665
Net income				76,716			76,716
Other comprehensive loss					(5,155)		(5,155)
Stock issued, including related tax benefits	423	664	1,954			2,077	4,695
Stock-based compensation awards			2,838				2,838
Acquisition of treasury stock	(1,538)					(19,013)	(19,013)
Settlement of accelerated stock repurchase agreement	(1,790)		20,000			(20,000)	—
Common stock cash dividends - $0.18 per share				(31,929)			(31,929)
Balance at June 30, 2015	176,019	$546,219	$1,445,315	$603,597	$(22,877)	$(547,437)	$2,024,817

Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				81,379			81,379
Other comprehensive income					28,180		28,180
Stock issued, including related tax benefits	381	498	763			2,809	4,070
Stock-based compensation awards			3,022				3,022
Acquisition of treasury stock	(4,000)					(49,804)	(49,804)
Common stock cash dividends - $0.16 per share				(30,234)			(30,234)
Balance at June 30, 2014	189,033	$545,066	$1,436,759	$514,988	$(9,161)	$(387,852)	$2,099,800

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$76,716	$81,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,500)	6,000
Depreciation and amortization of premises and equipment	13,920	12,354
Net amortization of investment securities premiums	3,288	2,908
Net gains on sales of investment securities	(6,560)	(1,112)
Net increase in loans held for sale	(16,458)	(14,728)
Amortization of intangible assets	236	630
Stock-based compensation	2,838	3,022
Excess tax benefits from stock-based compensation	(63)	(52)
Decrease in accrued interest receivable	625	1,921
Decrease (increase) in other assets	9,818	(3,039)
(Decrease) increase in accrued interest payable	(2,873)	1,429
(Decrease) increase in other liabilities	(2,959)	3,646
Total adjustments	312	12,979
Net cash provided by operating activities	77,028	94,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	18,815	15,189
Proceeds from maturities of securities available for sale	205,620	174,619
Purchase of securities available for sale	(346,322)	(60,952)
Decrease (increase) in short-term investments	35,759	(57,357)
Net increase in loans	(147,492)	(74,766)
Net purchases of premises and equipment	(14,687)	(11,501)
Net cash used in investing activities	(248,307)	(14,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	205,901	104,390
Net (decrease) increase in time deposits	(67,698)	98,083
Increase (decrease) in short-term borrowings	79,316	(250,322)
Additions to long-term debt	148,099	90,000
Repayments of long-term debt	(154,871)	(5,189)
Net proceeds from issuance of common stock	4,632	4,018
Excess tax benefits from stock-based compensation	63	52
Dividends paid	(30,397)	(30,521)
Acquisition of treasury stock	(19,013)	(49,804)
Net cash provided by (used in) financing activities	166,032	(39,293)
Net (Decrease) Increase in Cash and Due From Banks	(5,247)	40,297
Cash and Due From Banks at Beginning of Period	105,702	218,540
Cash and Due From Banks at End of Period	$100,455	$258,837
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$46,373	$37,802
Income taxes	11,051	16,407
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recent Accounting Standards

Effective January 1, 2015, the Corporation adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Update 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASC Update 2014-01 provides guidance on accounting for investments made by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The Corporation has made certain investments in partnerships that generate tax credits under various federal programs which promote investment in low and moderate income housing and local economic development. The net income tax benefit associated with these investments, which consists of the amortization of the investments net of tax benefits, and the income tax credits earned on the investments recorded in income taxes on the consolidated income statements was $2.4 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively and $4.8 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the Corporation’s tax credit investments, included in other assets on the consolidated balance sheets, totaled $156.8 million and $155.6 million, respectively. The adoption of this ASC update did not have a material impact on the Corporation's consolidated financial statements for the three or six months ended June 30, 2015 or 2014.

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
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Weighted average shares outstanding (basic)	176,433	188,139	177,446	188,799
Impact of common stock equivalents	1,098	1,043	1,042	1,033
Weighted average shares outstanding (diluted)	177,531	189,182	178,488	189,832
For the three and six months ended June 30, 2015, 1.8 million and 2.0 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2014, 3.3 million and 3.2 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE 3 – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended June 30, 2015
Unrealized loss on securities	$(18,474)	$6,466	$(12,008)
Reclassification adjustment for securities gains included in net income (1)	(2,413)	844	(1,569)
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	717	(251)	466
Total Other Comprehensive Loss	$(20,118)	$7,041	$(13,077)
Three months ended June 30, 2014
Unrealized gain on securities	$19,984	$(6,994)	$12,990
Reclassification adjustment for securities gains included in net income (1)	(1,112)	389	(723)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	497	(174)	323
Unrealized gain on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (2)	160	(56)	104
Total Other Comprehensive Income	$19,581	$(6,853)	$12,728

Six months ended June 30, 2015
Unrealized loss on securities	$(3,103)	$1,087	$(2,016)
Reclassification adjustment for securities gains included in net income (1)	(6,558)	2,294	(4,264)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	192	(67)	125
Unrealized gain on derivative financial instruments	104	(36)	68
Amortization of net unrecognized pension and postretirement items (2)	1,434	(502)	932
Total Other Comprehensive Loss	$(7,931)	$2,776	$(5,155)
Six months ended June 30, 2014
Unrealized gain on securities	$41,419	$(14,496)	$26,923
Reclassification adjustment for securities gains included in net income (1)	(1,112)	389	(723)
Reclassification adjustment for postretirement gains included in net income (2)	(1,452)	508	(944)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	788	(276)	512
Unrealized gain on derivative financial instruments	105	(37)	68
Unrecognized pension and postretirement income	3,291	(1,147)	2,144
Amortization of net unrecognized pension and postretirement items (2)	309	(109)	200
Total Other Comprehensive Income	$43,348	$(15,168)	$28,180

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

The following table presents changes in each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2015
Balance at March 31, 2015	$14,311	$440	$(2,512)	$(22,039)	$(9,800)
Other comprehensive loss before reclassifications	(12,008)	—	—	—	(12,008)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,473)	(96)	34	466	(1,069)
Balance at June 30, 2015	$830	$344	$(2,478)	$(21,573)	$(22,877)
Three months ended June 30, 2014
Balance at March 31, 2014	$(13,577)	$1,841	$(2,648)	$(7,505)	$(21,889)
Other comprehensive income before reclassifications	12,990	323	—	—	13,313
Amounts reclassified from accumulated other comprehensive income (loss)	7	(730)	34	104	(585)
Balance at June 30, 2014	$(580)	$1,434	$(2,614)	$(7,401)	$(9,161)

Six months ended June 30, 2015
Balance at December 31, 2014	$5,980	$1,349	$(2,546)	$(22,505)	$(17,722)
Other comprehensive income (loss) before reclassifications	(2,016)	125	—	—	(1,891)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,134)	(1,130)	68	932	(3,264)
Balance at June 30, 2015	$830	$344	$(2,478)	$(21,573)	$(22,877)
Six months ended June 30, 2014
Balance at December 31, 2013	$(27,510)	$1,652	$(2,682)	$(8,801)	$(37,341)
Other comprehensive income before reclassifications	26,923	512	—	2,144	29,579
Amounts reclassified from accumulated other comprehensive income (loss)	7	(730)	68	(744)	(1,399)
Balance at June 30, 2014	$(580)	$1,434	$(2,614)	$(7,401)	$(9,161)

NOTE 4 – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2015
Equity securities	$23,981	$9,072	$(12)	$33,041
U.S. Government sponsored agency securities	48,333	57	(130)	48,260
State and municipal securities	231,592	5,312	(387)	236,517
Corporate debt securities	98,756	3,183	(4,767)	97,172
Collateralized mortgage obligations	931,093	4,932	(17,793)	918,232
Mortgage-backed securities	998,418	14,112	(3,866)	1,008,664
Auction rate securities	106,504	—	(7,898)	98,606
	$2,438,677	$36,668	$(34,853)	$2,440,492

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2014
Equity securities	$33,469	$14,167	$(13)	$47,623
U.S. Government securities	200	—	—	200
U.S. Government sponsored agency securities	209	5	—	214
State and municipal securities	238,250	7,231	(266)	245,215
Corporate debt securities	99,016	5,126	(6,108)	98,034
Collateralized mortgage obligations	917,395	5,705	(20,787)	902,313
Mortgage-backed securities	914,797	16,978	(2,944)	928,831
Auction rate securities	108,751	—	(7,810)	100,941
	$2,312,087	$49,212	$(37,928)	$2,323,371
Securities carried at $1.6 billion as of June 30, 2015 and $1.7 billion as of December 31, 2014 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $27.2 million at June 30, 2015 and $41.8 million at December 31, 2014) and other equity investments (estimated fair value of $5.8 million at both June 30, 2015 and December 31, 2014).
As of June 30, 2015, the financial institutions stock portfolio had a cost basis of $18.2 million and an estimated fair value of $27.2 million, including an investment in a single financial institution with a cost basis of $10.7 million and an estimated fair value of $15.7 million. The estimated fair value of this investment accounted for 57.7% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of June 30, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$57,382	$58,372
Due from one year to five years	104,022	106,663
Due from five years to ten years	148,682	151,430
Due after ten years	175,099	164,090
	485,185	480,555
Collateralized mortgage obligations	931,093	918,232
Mortgage-backed securities	998,418	1,008,664
	$2,414,696	$2,407,451
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
Three months ended June 30, 2015	(in thousands)
Equity securities	$2,290	$—	$—	$2,290
Debt securities	125	—	—	125
Total	$2,415	$—	$—	$2,415
Three months ended June 30, 2014
Equity securities	$—	$—	$(12)	$(12)
Debt securities	1,124	—	—	1,124
Total	$1,124	$—	$(12)	$1,112

Six months ended June 30, 2015
Equity securities	$4,260	$—	$—	$4,260
Debt securities	2,300	—	—	2,300
Total	$6,560	$—	$—	$6,560
Six months ended June 30, 2014
Equity securities	$1	$—	$(12)	$(11)
Debt securities	1,446	(323)	—	1,123
Total	$1,447	$(323)	$(12)	$1,112

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at June 30, 2015 and 2014:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(12,302)	$(19,961)	$(16,242)	$(20,691)
Reductions for securities sold during the period	792	2,746	4,730	3,472
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	1	2	5
Balance of cumulative credit losses on debt securities, end of period	$(11,510)	$(17,214)	$(11,510)	$(17,214)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$28,051	$(130)	$—	$—	$28,051	$(130)
State and municipal securities	34,107	(387)	—	—	34,107	(387)
Corporate debt securities	7,965	(13)	35,229	(4,754)	43,194	(4,767)
Collateralized mortgage obligations	95,315	(651)	517,338	(17,142)	612,653	(17,793)
Mortgage-backed securities	306,980	(2,498)	69,029	(1,368)	376,009	(3,866)
Auction rate securities	—	—	98,606	(7,898)	98,606	(7,898)
Total debt securities	472,418	(3,679)	720,202	(31,162)	1,192,620	(34,841)
Equity securities	—	—	78	(12)	78	(12)
	$472,418	$(3,679)	$720,280	$(31,174)	$1,192,698	$(34,853)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2015.
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
As of June 30, 2015, all of the ARCs were rated above investment grade, with approximately $6 million, or 6%, "AAA" rated and $93 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government.
As of June 30, 2015, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with an estimated fair value of $98.6 million were not subject to any other-than-temporary impairment charges as of June 30, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2015 to be other-than-temporarily impaired.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	June 30, 2015		December 31, 2014
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,613	$43,378	$47,569	$42,016
Subordinated debt	47,595	49,716	47,530	50,023
Pooled trust preferred securities	—	530	2,010	4,088
Corporate debt securities issued by financial institutions	95,208	93,624	97,109	96,127
Other corporate debt securities	3,548	3,548	1,907	1,907
Available for sale corporate debt securities	$98,756	$97,172	$99,016	$98,034

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.2 million at June 30, 2015. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or six months ended June 30, 2015 or 2014. Seven of the Corporation's 19 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $13.1 million at June 30, 2015. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Three single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at June 30, 2015 were not rated by any ratings agency.
During the six months ended June 30, 2015, the Corporation sold three pooled trust preferred securities with a total amortized cost of $1.9 million, for a gain of $2.3 million. As of June 30, 2015, both of the Corporation's remaining pooled trust preferred securities, with an amortized cost of $0 and an estimated fair value of $530,000, were rated below investment grade by at least one ratings agency, with ratings ranging from "C" to "Ca". The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $97.2 million were not subject to any other-than-temporary impairment charges as of June 30, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Real-estate - commercial mortgage	$5,237,800	$5,197,155
Commercial - industrial, financial and agricultural	3,806,699	3,725,567
Real-estate - home equity	1,689,688	1,736,688
Real-estate - residential mortgage	1,369,103	1,377,068
Real-estate - construction	731,925	690,601
Consumer	272,494	265,431
Leasing and other	147,960	127,562
Overdrafts	2,642	4,021
Loans, gross of unearned income	13,258,311	13,124,093
Unearned income	(14,081)	(12,377)
Loans, net of unearned income	$13,244,230	$13,111,716

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

The following table presents the components of the allowance for credit losses:

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for loan losses	$167,485	$184,144
Reserve for unfunded lending commitments	1,968	1,787
Allowance for credit losses	$169,453	$185,931

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$179,658	$199,006	$185,931	$204,917
Loans charged off	(15,372)	(11,476)	(21,136)	(21,744)
Recoveries of loans previously charged off	2,967	2,412	6,158	4,269
Net loans charged off	(12,405)	(9,064)	(14,978)	(17,475)
Provision for credit losses	2,200	3,500	(1,500)	6,000
Balance at end of period	$169,453	$193,442	$169,453	$193,442

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended June 30, 2015
Balance at March 31, 2015	$52,860	$57,150	$23,481	$23,235	$8,487	$2,527	$1,653	$8,308	$177,701
Loans charged off	(1,642)	(11,166)	(870)	(783)	(87)	(357)	(467)	—	(15,372)
Recoveries of loans previously charged off	451	1,471	189	187	231	368	70	—	2,967
Net loans charged off	(1,191)	(9,695)	(681)	(596)	144	11	(397)	—	(12,405)
Provision for loan losses (1)	(989)	1,715	(294)	148	(882)	70	359	2,062	2,189
Balance at June 30, 2015	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485
Three months ended June 30, 2014
Balance at March 31, 2014	$53,757	$50,563	$32,460	$33,329	$9,842	$3,324	$2,011	$11,803	$197,089
Loans charged off	(2,141)	(5,512)	(1,234)	(1,089)	(218)	(449)	(833)	—	(11,476)
Recoveries of loans previously charged off	430	775	177	108	158	402	362	—	2,412
Net loans charged off	(1,711)	(4,737)	(1,057)	(981)	(60)	(47)	(471)	—	(9,064)
Provision for loan losses (1)	(2,204)	3,258	638	396	1,549	29	311	(317)	3,660
Balance at June 30, 2014	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685
Six months ended June 30, 2015
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans charged off	(2,351)	(13,029)	(1,638)	(2,064)	(87)	(1,137)	(830)	—	(21,136)
Recoveries of loans previously charged off	887	2,257	440	346	1,378	609	241	—	6,158
Net loans charged off	(1,464)	(10,772)	(1,198)	(1,718)	1,291	(528)	(589)	—	(14,978)
Provision for loan losses (1)	(1,349)	8,564	(4,567)	(4,567)	(3,298)	121	405	3,010	(1,681)
Balance at June 30, 2015	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485
Six months ended June 30, 2014
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans charged off	(3,527)	(10,637)	(2,885)	(1,935)	(432)	(1,200)	(1,128)	—	(21,744)
Recoveries of loans previously charged off	474	1,519	533	224	382	611	526	—	4,269
Net loans charged off	(3,053)	(9,118)	(2,352)	(1,711)	(50)	(589)	(602)	—	(17,475)
Provision for loan losses (1)	(2,764)	7,872	6,171	1,373	(1,268)	635	(917)	(4,722)	6,380
Balance at June 30, 2014	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685

(1)
The provision for loan losses excluded an $11,000 and $181,000 increase, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2015 and a $160,000 and $380,000 decrease, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2014. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $2.2 million and negative $1.5 million, respectively, for the three and six months ended June 30, 2015 and $3.5 million and $6.0 million, respectively, for the three and six months ended June 30, 2014.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at June 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$37,228	$38,090	$15,838	$8,763	$5,430	$2,588	$1,615	$10,370	$119,922
Evaluated for impairment under FASB ASC Section 310-10-35	13,452	11,080	6,668	14,024	2,319	20	—	N/A	47,563
	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485

Loans, net of unearned income at June 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$5,172,333	$3,764,999	$1,676,410	$1,315,908	$712,975	$272,463	$136,521	N/A	$13,051,609
Evaluated for impairment under FASB ASC Section 310-10-35	65,467	41,700	13,278	53,195	18,950	31	—	N/A	192,621
	$5,237,800	$3,806,699	$1,689,688	$1,369,103	$731,925	$272,494	$136,521	N/A	$13,244,230

Allowance for loan losses at June 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$33,388	$36,603	$22,234	$11,450	$7,163	$3,285	$1,851	$11,486	$127,460
Evaluated for impairment under FASB ASC Section 310-10-35	16,454	12,481	9,807	21,294	4,168	21	—	N/A	64,225
	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685

Loans, net of unearned income at June 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$5,067,400	$3,558,788	$1,715,953	$1,309,739	$606,221	$280,534	$102,008	N/A	$12,640,643
Evaluated for impairment under FASB ASC Section 310-10-35	61,334	42,933	14,544	52,237	27,797	23	—	N/A	198,868
	$5,128,734	$3,601,721	$1,730,497	$1,361,976	$634,018	$280,557	$102,008	N/A	$12,839,511

(1)
The unallocated allowance, which was approximately 6% of the total allowance for credit losses as of both June 30, 2015 and June 30, 2014, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

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

Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $1.5 million negative provision for credit losses during the six months ended June 30, 2015, compared to a $6.0 million provision for credit losses for the same period in 2014. The $7.5 million improvement in the provision for credit losses was driven by an improvement in net charge-off levels, particularly among pooled impaired loans across all loan portfolio segments.
All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis.
As of June 30, 2015 and December 31, 2014, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of June 30, 2015 and 2014, approximately 72% and 79%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.

When updated appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and, in the opinion of the Corporation's internal loan evaluation staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.
The following table presents total impaired loans by class segment:

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$29,836	$24,357	$—	$25,802	$23,236	$—
Commercial - secured	24,250	17,557	—	17,599	14,582	—
Real estate - residential mortgage	6,630	6,223	—	4,873	4,873	—
Construction - commercial residential	13,581	10,699	—	18,041	14,801	—
Construction - commercial	1,299	1,156	—	1,707	1,581	—
	75,596	59,992		68,022	59,073
With a related allowance recorded:
Real estate - commercial mortgage	49,792	41,110	13,452	49,619	40,023	16,715
Commercial - secured	26,694	21,239	10,020	24,824	19,335	12,165
Commercial - unsecured	3,062	2,904	1,060	1,241	1,089	865
Real estate - home equity	18,752	13,278	6,668	19,392	13,458	9,224
Real estate - residential mortgage	56,048	46,972	14,024	56,607	46,478	18,592
Construction - commercial residential	11,976	5,472	1,771	14,007	7,903	2,675
Construction - commercial	1,879	1,342	445	1,501	1,023	459
Construction - other	452	281	103	452	281	137
Consumer - direct	15	15	10	19	19	17
Consumer - indirect	16	16	10	20	19	18
	168,686	132,629	47,563	167,682	129,628	60,867
Total	$244,282	$192,621	$47,563	$235,704	$188,701	$60,867
As of June 30, 2015 and December 31, 2014, there were $60.0 million and $59.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,410	$87	$23,162	$80	$26,018	$178	$23,606	166
Commercial - secured	16,163	24	21,695	34	15,636	45	21,591	69
Real estate - home equity	—	—	300	1	—	—	300	1
Real estate - residential mortgage	5,541	32	857	5	5,318	60	571	6
Construction - commercial residential	12,171	40	17,853	62	13,048	95	16,482	122
Construction - commercial	925	—	1,418	—	1,144	—	1,604	—
	62,210	183	65,285	182	61,164	378	64,154	364
With a related allowance recorded:
Real estate - commercial mortgage	40,204	126	38,455	132	40,143	259	37,580	264
Commercial - secured	25,902	38	21,652	33	23,713	74	21,876	71
Commercial - unsecured	2,082	2	757	1	1,751	3	854	2
Real estate - home equity	13,016	33	14,049	28	13,163	64	14,145	48
Real estate - residential mortgage	47,020	270	51,153	300	46,839	543	51,134	594
Construction - commercial residential	6,031	21	7,676	27	6,655	49	9,977	62
Construction - commercial	960	—	723	—	981	—	547	—
Construction - other	281	—	413	—	281	—	458	—
Consumer - direct	17	—	16	—	18	—	14	—
Consumer - indirect	17	—	4	—	17	—	3	—
	135,530	490	134,898	521	133,561	992	136,588	1,041
Total	$197,740	$673	$200,183	$703	$194,725	$1,370	$200,742	1,405

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2015 and 2014 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate - commercial mortgage	$4,943,773	$4,899,016	$114,385	$127,302	$179,642	$170,837	$5,237,800	$5,197,155
Commercial - secured	3,419,331	3,333,486	123,663	120,584	110,666	110,544	3,653,660	3,564,614
Commercial - unsecured	141,431	146,680	3,667	7,463	7,941	6,810	153,039	160,953
Total commercial - industrial, financial and agricultural	3,560,762	3,480,166	127,330	128,047	118,607	117,354	3,806,699	3,725,567
Construction - commercial residential	138,834	136,109	17,526	27,495	30,588	40,066	186,948	203,670
Construction - commercial	469,515	409,631	13,314	12,202	5,587	5,586	488,416	427,419
Total construction (excluding Construction - other)	608,349	545,740	30,840	39,697	36,175	45,652	675,364	631,089
	$9,112,884	$8,924,922	$272,555	$295,046	$334,424	$333,843	$9,719,863	$9,553,811
% of Total	93.8%	93.4%	2.8%	3.1%	3.4%	3.5%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents a summary of delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate - home equity	$1,665,771	$1,711,017	$9,285	$10,931	$14,632	$14,740	$1,689,688	$1,736,688
Real estate - residential mortgage	1,316,650	1,321,139	20,891	26,934	31,562	28,995	1,369,103	1,377,068
Construction - other	55,864	59,180	—	—	697	332	56,561	59,512
Consumer - direct	103,985	104,018	2,886	2,891	2,326	2,414	109,197	109,323
Consumer - indirect	161,201	153,358	1,839	2,574	257	176	163,297	156,108
Total consumer	265,186	257,376	4,725	5,465	2,583	2,590	272,494	265,431
Leasing and other and overdrafts	135,895	118,550	553	523	73	133	136,521	119,206
	$3,439,366	$3,467,262	$35,454	$43,853	$49,547	$46,790	$3,524,367	$3,557,905
% of Total	97.6%	97.5%	1.0%	1.2%	1.4%	1.3%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	June 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$129,152	$121,080
Accruing loans 90 days or more past due	20,353	17,402
Total non-performing loans	149,505	138,482
Other real estate owned (OREO)	12,763	12,022
Total non-performing assets	$162,268	$150,504
The following table presents TDRs, by class segment:

	June 30, 2015	December 31, 2014
	(in thousands)
Real-estate - residential mortgage	$31,584	$31,308
Real-estate - commercial mortgage	17,482	18,822
Commercial - secured	6,417	5,170
Construction - commercial residential	4,482	9,241
Real estate - home equity	3,299	2,975
Commercial - unsecured	174	67
Consumer - indirect	16	19
Consumer - direct	15	19
Total accruing TDRs	63,469	67,621
Non-accrual TDRs (1)	27,230	24,616
Total TDRs	$90,699	$92,237

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of June 30, 2015 and December 31, 2014, there were $6.0 million and $3.9 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment as of June 30, 2015 and 2014 that were modified during the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30				Six months ended June 30
	2015		2014		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial - secured	3	$1,047	1	$143	11	$7,823	1	$143
Real estate - home equity	15	739	10	334	25	1,231	20	863
Real estate - residential mortgage	4	456	9	1,130	8	1,066	15	1,836
Real estate - commercial mortgage	1	132	2	2,334	4	2,627	9	9,804
Construction - commercial residential	—	—	1	1,366	1	889	2	1,914
Commercial - unsecured	—	—	—	—	1	42	—	—
Consumer - indirect	—	—	1	6	1	13	4	7
Consumer - direct	—	—	2	4	—	—	6	8
Total	23	$2,374	26	$5,317	51	$13,691	57	$14,575

The following table presents TDRs, by class segment, as of June 30, 2015 and 2014 that were modified within the previous 12 months and had a post-modification payment default during the six months ended June 30, 2015 and 2014. The Corporation defines a payment default as a single missed payment.

	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial - secured	8	$4,779	1	$10
Real estate - residential mortgage	6	652	9	1,204
Real estate - home equity	7	614	9	777
Real estate - commercial mortgage	2	191	2	35
Construction - commercial residential	—	—	1	619
Total	23	$6,236	22	$2,645

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2015
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$16,139	$1,848	$1,947	$47,985	$49,932	$67,919	$5,169,881	$5,237,800
Commercial - secured	6,489	1,463	730	32,379	33,109	41,061	3,612,599	3,653,660
Commercial - unsecured	307	80	—	2,730	2,730	3,117	149,922	153,039
Total commercial - industrial, financial and agricultural	6,796	1,543	730	35,109	35,839	44,178	3,762,521	3,806,699
Real estate - home equity	7,161	2,124	4,653	9,979	14,632	23,917	1,665,771	1,689,688
Real estate - residential mortgage	16,835	4,056	9,951	21,611	31,562	52,453	1,316,650	1,369,103
Construction - commercial residential	151	—	—	11,689	11,689	11,840	175,108	186,948
Construction - commercial	—	—	—	2,498	2,498	2,498	485,918	488,416
Construction - other	—	—	416	281	697	697	55,864	56,561
Total real estate - construction	151	—	416	14,468	14,884	15,035	716,890	731,925
Consumer - direct	2,159	727	2,326	—	2,326	5,212	103,985	109,197
Consumer - indirect	1,719	120	257	—	257	2,096	161,201	163,297
Total consumer	3,878	847	2,583	—	2,583	7,308	265,186	272,494
Leasing and other and overdrafts	468	85	73	—	73	626	135,895	136,521
Total	$51,428	$10,503	$20,353	$129,152	$149,505	$211,436	$13,032,794	$13,244,230

	December 31, 2014
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$14,399	$3,677	$800	$44,437	$45,237	$63,313	$5,133,842	$5,197,155
Commercial - secured	4,839	958	610	28,747	29,357	35,154	3,529,460	3,564,614
Commercial - unsecured	395	65	9	1,022	1,031	1,491	159,462	160,953
Total commercial - industrial, financial and agricultural	5,234	1,023	619	29,769	30,388	36,645	3,688,922	3,725,567
Real estate - home equity	8,048	2,883	4,257	10,483	14,740	25,671	1,711,017	1,736,688
Real estate - residential mortgage	18,789	8,145	8,952	20,043	28,995	55,929	1,321,139	1,377,068
Construction - commercial residential	160	—	—	13,463	13,463	13,623	190,047	203,670
Construction - commercial	—	—	—	2,604	2,604	2,604	424,815	427,419
Construction - other	—	—	51	281	332	332	59,180	59,512
Total real estate - construction	160	—	51	16,348	16,399	16,559	674,042	690,601
Consumer - direct	2,034	857	2,414	—	2,414	5,305	104,018	109,323
Consumer - indirect	2,156	418	176	—	176	2,750	153,358	156,108
Total consumer	4,190	1,275	2,590	—	2,590	8,055	257,376	265,431
Leasing and other and overdrafts	357	166	133	—	133	656	118,550	119,206
Total	$51,177	$17,169	$17,402	$121,080	$138,482	$206,828	$12,904,888	$13,111,716

NOTE 6 – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of period	$41,803	$41,668	$42,148	$42,452
Originations of mortgage servicing rights	1,956	1,236	3,513	2,351
Amortization	(2,161)	(318)	(4,063)	(2,217)
Balance at end of period	$41,598	$42,586	$41,598	$42,586
MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs.
The Corporation estimates the fair value of its MSRs by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. No valuation allowance was necessary as of June 30, 2015 or 2014.
The Corporation accounts for MSRs at the lower of amortized cost or fair value. As of June 30, 2015, the estimated fair value of MSRs was $45.7 million, which exceeded their book value.

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense	$1,767	$1,989	$2,838	$3,022
Tax benefit	(622)	(446)	(914)	(709)
Stock-based compensation expense, net of tax	$1,145	$1,543	$1,924	$2,313

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

As of June 30, 2015, the Employee Equity Plan had 11.6 million shares reserved for future grants through 2023 and the Directors’ Plan had approximately 396,000 shares reserved for future grants through 2021. On April 1, 2015, the Corporation granted approximately 403,000 PSUs and 139,500 RSUs under its Employee Equity Plan.

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
The net periodic benefit cost for the Corporation’s Pension Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Service cost (1)	$145	$92	$290	$184
Interest cost	851	853	1,702	1,706
Expected return on plan assets	(752)	(810)	(1,504)	(1,621)
Net amortization and deferral	782	244	1,564	488
Net periodic benefit cost	$1,026	$379	$2,052	$757

(1)
The Pension Plan service cost recorded for the six months ended June 30, 2015 and 2014 was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan ("Postretirement Plan") to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998.
Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million gain during the six months ended June 30, 2014, as a reduction to salaries and employee benefits on the consolidated statements of income. The gain resulted from the recognition of the remaining prior service cost prior to the amendment date as of December 31, 2013. In addition, this amendment resulted in a $3.4 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.
The net periodic cost (benefit) of the Corporation’s Postretirement Plan consisted of the following components, excluding the $1.5 million plan amendment gain in 2014:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Service cost (1)	$—	$—	$—	$15
Interest cost	52	48	104	109
Net accretion and deferral	(65)	(84)	(130)	(179)
Net periodic benefit	$(13)	$(36)	$(26)	$(55)

(1)	As a result of the plan amendment, additional participant benefits are not accrued under the Postretirement Plan after February 1, 2014.
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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2015		December 31, 2014
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$126,063	$1,268	$89,655	$1,391
Negative fair values	2,240	(48)	301	(6)
Net interest rate locks with customers		1,220		1,385
Forward Commitments
Positive fair values	111,387	1,705	—	—
Negative fair values	27,107	(24)	93,802	(1,164)
Net forward commitments		1,681		(1,164)
Interest Rate Swaps with Customers
Positive fair values	558,750	19,317	468,080	19,716
Negative fair values	46,937	(234)	25,418	(198)
Net interest rate swaps with customers		19,083		19,518
Interest Rate Swaps with Dealer Counterparties
Positive fair values	46,937	234	25,418	198
Negative fair values	558,750	(19,317)	468,080	(19,716)
Net interest rate swaps with dealer counterparties		(19,083)		(19,518)
Foreign Exchange Contracts with Customers
Positive fair values	8,200	572	11,616	810
Negative fair values	7,128	(384)	5,250	(441)
Net foreign exchange contracts with customers		188		369
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,296	629	5,287	446
Negative fair values	9,824	(672)	13,572	(876)
Net foreign exchange contracts with correspondent banks		(43)		(430)
Net derivative fair value asset		$3,046		$160

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(in thousands)
Interest rate locks with customers	$(1,287)	$1,203	$(165)	$1,592
Forward commitments	2,291	(1,503)	2,845	(3,001)
Interest rate swaps with customers	(9,839)	6,135	(435)	10,340
Interest rate swaps with dealer counterparties	9,839	(6,135)	435	(10,340)
Foreign exchange contracts with customers	(748)	105	(181)	297
Foreign exchange contracts with correspondent banks	711	(98)	387	(366)
Net fair value gains (losses) on derivative financial instruments	$967	$(293)	$2,886	$(1,478)

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
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2015	December 31, 2014
	(in thousands)
Cost	$33,760	$17,080
Fair value	33,980	17,522
During the three and six months ended June 30, 2015, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $483,000 and $222,000, respectively. During the three and six months ended June 30, 2014, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $518,000 and $815,000, respectively.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
June 30, 2015
Interest rate swap derivative assets	$19,551	$(235)	$—	$19,316
Foreign exchange derivative assets with correspondent banks	629	(629)	—	—
Total	$20,180	$(864)	$—	$19,316

Interest rate swap derivative liabilities	$19,551	$(235)	$(19,290)	$26
Foreign exchange derivative liabilities with correspondent banks	672	(629)	—	43
Total	$20,223	$(864)	$(19,290)	$69

December 31, 2014
Interest rate swap derivative assets	$19,914	$(206)	$—	$19,708
Foreign exchange derivative assets with correspondent banks	446	(446)	—	—
Total	$20,360	$(652)	$—	$19,708

Interest rate swap derivative liabilities	$19,914	$(206)	$(19,210)	$498
Foreign exchange derivative liabilities with correspondent banks	876	(446)	(310)	120
Total	$20,790	$(652)	$(19,520)	$618

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
The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$5,071,983	$4,389,064
Standby letters of credit	387,996	382,465
Commercial letters of credit	35,769	32,304
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

The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of June 30, 2015 and December 31, 2014, total outstanding repurchase requests were $918,000 and $543,000, respectively.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). No loans were sold under this program during the six months ended June 30, 2015 or 2014. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of June 30, 2015, the unpaid principal balance of loans sold under the MPF Program was approximately $140 million. As of June 30, 2015 and December 31, 2014, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.1 million and $2.3 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of June 30, 2015 and December 31, 2014, the total reserve for losses on residential mortgage loans sold was $2.9 million and $3.2 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of June 30, 2015 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

Other Contingencies
The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. In addition, from time to time, the Corporation is the subject of investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other industry participants. These inquiries could lead to administrative, civil or criminal proceedings, and could possibly result in fines, penalties, restitution or the need to alter the Corporation’s business practices, and cause the Corporation to incur additional costs. The Corporation’s practice is to cooperate fully with regulatory and governmental investigations. Refer also to Part II. Other Information, Item 1. Legal Proceedings.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$33,980	$—	$33,980
Available for sale investment securities:
Equity securities	33,041	—	—	33,041
U.S. Government sponsored agency securities	—	48,260	—	48,260
State and municipal securities	—	236,517	—	236,517
Corporate debt securities	—	92,822	4,350	97,172
Collateralized mortgage obligations	—	918,232	—	918,232
Mortgage-backed securities	—	1,008,664	—	1,008,664
Auction rate securities	—	—	98,606	98,606
Total available for sale investments	33,041	2,304,495	102,956	2,440,492
Other assets	18,002	22,524	—	40,526
Total assets	$51,043	$2,360,999	$102,956	$2,514,998
Other liabilities	$17,848	$19,622	$—	$37,470

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$17,522	$—	$17,522
Available for sale investment securities:
Equity securities	47,623	—	—	47,623
U.S. Government securities	—	200	—	200
U.S. Government sponsored agency securities	—	214	—	214
State and municipal securities	—	245,215	—	245,215
Corporate debt securities	—	90,126	7,908	98,034
Collateralized mortgage obligations	—	902,313	—	902,313
Mortgage-backed securities	—	928,831	—	928,831
Auction rate securities	—	—	100,941	100,941
Total available for sale investments	47,623	2,166,899	108,849	2,323,371
Other assets	17,682	21,305	—	38,987
Total assets	$65,305	$2,205,726	$108,849	$2,379,880
Other liabilities	$17,737	$21,084	$—	$38,821
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2015 and December 31, 2014 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 10, "Fair Value Option" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($27.2 million at June 30, 2015 and $41.8 million at December 31, 2014) and other equity investments ($5.8 million at both June 30, 2015 and December 31, 2014). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($49.7 million at June 30, 2015 and $50.0 million at December 31, 2014), single-issuer trust preferred securities issued by financial institutions ($43.4 million at June 30, 2015 and $42.0 million at December 31, 2014), pooled trust preferred securities issued by financial institutions ($530,000 at June 30, 2015 and $4.1 million at December 31, 2014) and other corporate debt issued by non-financial institutions ($3.5 million at June 30, 2015 and $1.9 million at December 31, 2014).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $39.6 million and $38.2 million of single-issuer trust preferred securities held at June 30, 2015 and December 31, 2014, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities and certain single-issuer trust preferred securities ($3.8 million at June 30, 2015 and December 31, 2014). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Other assets – Included within this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($16.8 million at June 30, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($1.2 million at June 30, 2015 and $1.3 million at December 31, 2014). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.0 million at June 30, 2015 and $1.4 million at December 31, 2014) and the fair value of interest rate swaps ($19.6 million at June 30, 2015 and $19.9 million at December 31, 2014). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.8 million at June 30, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($1.0 million at June 30, 2015 and $1.3 million at December 31, 2014). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($72,000 at June 30, 2015 and $1.2 million at December 31, 2014) and the fair value of interest rate swaps ($19.6 million at June 30, 2015 and $19.9 million at December 31, 2014). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended June 30, 2015
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at March 31, 2015	$1,084	$3,820	$98,932
Sales	(554)	—	—
Unrealized adjustment to fair value (1)	—	(2)	(420)
Discount accretion (2)	—	2	94
Balance at June 30, 2015	$530	$3,820	$98,606

	Three months ended June 30, 2014
Balance at March 31, 2014	$5,659	$3,820	$147,713
Sales	(1,394)	—	—
Unrealized adjustment to fair value (1)	38	(2)	124
Settlements - calls	(28)	—	(1,081)
Discount accretion (2)	—	2	175
Balance at June 30, 2014	$4,275	$3,820	$146,931

	Six months ended June 30, 2015
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2014	$4,088	$3,820	$100,941
Sales	(3,633)	—	—
Unrealized adjustment to fair value (2)	190	(4)	(88)
Settlements - calls	(117)	—	(2,446)
Discount accretion (3)	2	4	199
Balance at June 30, 2015	$530	$3,820	$98,606

	Six months ended June 30, 2014
Balance at December 31, 2013	$5,306	$3,781	$159,274
Sales	(1,394)	—	(11,912)
Unrealized adjustment to fair value (2)	559	36	248
Settlements - calls	(200)	—	(1,081)
Discount accretion (3)	4	3	402
Balance at June 30, 2014	$4,275	$3,820	$146,931

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$145,058	$145,058
Other financial assets	—	—	54,361	54,361
Total assets	$—	$—	$199,419	$199,419

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$127,834	$127,834
Other financial assets	—	—	54,170	54,170
Total assets	$—	$—	$182,004	$182,004
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

•
Other financial assets – This category includes OREO ($12.8 million at June 30, 2015 and $12.0 million at December 31, 2014) and MSRs ($41.6 million at June 30, 2015 and $42.1 million at December 31, 2014), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2015 valuation were 11.3% and 9.6%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2015 and December 31, 2014. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	June 30, 2015		December 31, 2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$100,455	$100,455	$105,702	$105,702
Interest-bearing deposits with other banks	322,218	322,218	358,130	358,130
Federal Reserve Bank and Federal Home Loan Bank stock	65,106	65,106	64,953	64,953
Loans held for sale (1)	33,980	33,980	17,522	17,522
Available for sale investment securities (1)	2,440,492	2,440,492	2,323,371	2,323,371
Loans, net of unearned income (1)	13,244,230	13,129,521	13,111,716	13,030,543
Accrued interest receivable	41,193	41,193	41,818	41,818
Other financial assets (1)	157,792	157,792	169,764	169,764
FINANCIAL LIABILITIES
Demand and savings deposits	$10,501,956	$10,501,956	$10,296,055	$10,296,055
Time deposits	3,003,753	2,999,352	3,071,451	3,069,883
Short-term borrowings	409,035	409,035	329,719	329,719
Accrued interest payable	15,172	15,172	18,045	18,045
Other financial liabilities (1)	175,220	175,220	172,786	172,786
Federal Home Loan Bank advances and long-term debt	1,132,641	1,152,810	1,139,413	1,142,980

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

NOTE 14 – Common Stock Repurchase Plans

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

In April 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2015. Repurchased shares may be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. Through June 30, 2015, 1.5 million shares had been repurchased under this program for a total cost of $19.0 million, or $12.36 per share.

NOTE 15 – Subsequent Event

In June 2015, the Corporation issued $150 million of ten-year subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of approximately 4.70% as a result of issuance costs. Interest is paid semi-annually in May and November.

The proceeds from the issuance of the subordinated notes were used to redeem $150 million of trust preferred securities in July 2015. The redeemed securities carried a fixed interest rate of 6.29% and an effective rate of 6.52%, and had a scheduled maturity of February 1, 2036. As a result of this transaction, the Corporation recorded a $5.6 million loss on redemption, included as a component of non-interest expense, in July 2015.

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
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2015	2014	2015	2014
Income before income taxes (in thousands)	$48,855	$53,096	$102,395	$109,113
Net income (in thousands)	$36,680	$39,596	$76,716	$81,379
Diluted net income per share	$0.21	$0.21	$0.43	$0.43
Return on average assets	0.86%	0.94%	0.90%	0.97%
Return on average equity	7.24%	7.63%	7.64%	7.92%
Net interest margin (1)	3.20%	3.41%	3.24%	3.44%
Non-performing assets to total assets	0.93%	0.96%	0.93%	0.96%
Annualized net charge-offs to average loans	0.38%	0.28%	0.23%	0.27%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the three months and six months ended June 30, 2015 decreased $4.2 million, or 8.0%, and $6.7 million, or 6.2%, respectively compared to the same periods of 2014. The Corporation's results for the three and six months ended June 30, 2015 in comparison to the same periods in 2014 were most significantly impacted by declines in net interest income and increases in non-interest expense, partially offset by decreases in the provision for credit losses and higher non-interest income.
Following is a summary of financial highlights for the three and six months ended June 30, 2015:
Net Interest Income and Net Interest Margin - For the three and six months ended June 30, 2015, net interest income decreased $5.0 million, or 3.9%, and $11.0 million, or 4.3%, respectively, in comparison to the same periods in 2014.
For both the three and six month periods, the decrease in net interest income resulted from the impact of lower net interest margins, partially offset by the impact of growth in interest-earning assets.The second quarter of 2015 saw a 21 basis point decrease in the net interest margin in comparison to the same period in 2014, as yields on interest-earning assets declined 18 basis points, while the cost of interest-bearing liabilities increased 6 basis points. For the first six months of 2015, the net interest margin decreased 20 basis points in comparison to the same period in 2014 as yields on interest-earning assets decreased 16 basis points and the cost of interest-bearing liabilities increased 8 basis points.
Average interest-earning assets increased $383.3 million, or 2.5%, in the second quarter of 2015 in comparison to the same period of 2014, mainly due to a $396.9 million, or 3.1%, increase in average loans and a $200.5 million, or 83.9%, increase in other interest-earning assets, partially offset by a $222.9 million, or 8.9%, decrease in average investment securities.

Average interest-earning assets increased $315.9 million, or 2.0%, in the first half of 2015 in comparison to the same period of 2014, primarily as a result of a $365.2 million, or 2.9%, increase in average loans and a $207.8 million, or 83.5%, increase in other interest-earning assets, partially offset by a $263.3 million, or 10.4%, decrease in average investment securities.
Average interest-bearing liabilities decreased $69.3 million, or 0.6%, in the second quarter of 2015 in comparison to the second quarter of 2014, primarily due to a $667.7 million, or 63.7%, decrease in short-term borrowings, offset by a $465.9 million, or 5.0%, increase in interest-bearing deposits and a $132.5 million, or 14.8%, increase in FHLB advances and long-term debt. Additional funding to support the increase in interest-earning assets was provided by a $412.7 million, or 12.4%, increase in noninterest-bearing deposits.
During the first half of 2015, average interest-bearing liabilities decreased $121.4 million, or 1.1%, in comparison to the first half of 2014 primarily due to a $783.1 million, or 69.4%, decrease in average short-term borrowings, offset by a $475.4 million, or 5.1%, increase in interest-bearing deposits and a $186.2 million, or 20.9%, increase in FHLB advances and long-term debt. Additional funding to support the increase in interest-earning assets was provided by a $415.6 million, or 12.7%, increase in noninterest-bearing deposits.
Asset Quality - The Corporation recorded a $2.2 million provision for credit losses during the three months ended June 30, 2015, compared to a $3.5 million provision for credit losses for the same period in 2014. During the six months ended June 30, 2015, the Corporation recorded a $1.5 million negative provision for credit losses compared to a $6.0 million provision for credit losses for the same period in 2014.
Annualized net charge-offs to average loans outstanding were 0.38% for the second quarter of 2015, compared to 0.28% for the second quarter of 2014. For the first six months of 2015, annualized net charge-off to average loans outstanding were 0.23% compared to 0.27% for the same period of 2014. Non-performing loans increased $193,000 since June 30, 2014. The total delinquency rate was 1.60% as of June 30, 2015, compared to 1.75% as of June 30, 2014.
Non-interest Income - For the three and six months ended June 30, 2015, non-interest income, excluding investment securities gains, increased $314,000, or 0.7%, and $2.4 million, or 2.9%, respectively, in comparison to the same periods in 2014. The increase in the second quarter of 2015 compared to the second quarter of 2014 was primarily a result of an increase in other service charges and fees, partially offset by lower mortgage banking income. The increase realized during the first half of 2015 compared to the first half of 2014 resulted from other service charges and fees, mortgage banking income and other income.
Gains on sales of investment securities for the three and six months ended June 30, 2015 were $2.4 million and $6.6 million, respectively, as compared to $1.1 million for both the three and six months ended June 30, 2014.
Non-interest Expense - For the three and six months ended June 30, 2015, non-interest expense increased $2.2 million, or 1.9%, and $11.1 million, or 4.9%, in comparison to the same periods in 2014. Increases in both comparative periods were seen primarily in salaries and employee benefits, data processing and other outside services. These increases were mitigated by lower professional fees in both periods and a decrease in operating risk loss in the six-month period.
In both 2015 and 2014, the Corporation implemented cost savings initiatives to mitigate the impact of elevated expense levels related to the continued build out of its risk, compliance and information technology infrastructures. In both periods, these initiatives included branch consolidations, changes in employee benefits and reductions in staffing.
During the first six months of 2015, these initiatives included the consolidation of nine branches, modifications to retirement benefits and the elimination of certain positions. These actions resulted in implementation expenses of $520,000 in the second quarter of 2015 and $2.0 million for the first six months of 2015. In July 2015, the Corporation consolidated two additional branches, which are expected to result in approximately $200,000 additional implementation expenses in the third quarter of 2015. The annualized expense reductions from all of these 2015 initiatives, when completed, are projected to be approximately $6.5 million, with $4.8 million expected to be realized in 2015

.
In 2014, cost savings initiatives resulted in implementation expenses, net of associated gains, of $980,000 during the first six months and cost savings for the full year of approximately $7 million, or a projected annualized rate of $7.9 million.
The following table presents a summary of the 2015 and 2014 cost savings initiatives:

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Implementation Expenses	Expense Reductions	Implementation Expenses	Expense Reductions	Estimated Expense Reductions for the Year Ending December 31, 2015	Projected Annualized Cost Savings
	(in thousands)
Branch consolidations	$520	$(165)	$1,570	$(165)	$(1,690)	$(3,050)
Modification of retirement benefits and staffing reductions	—	(740)	450	(1,495)	(3,065)	(3,470)
2015 cost savings initiatives	$520	$(905)	$2,020	$(1,660)	$(4,755)	$(6,520)

	Three months ended June 30, 2014		Six months ended June 30, 2014
	Implementation Expenses (Gains)	Expense Reductions	Implementation Expenses (Gains)	Expense Reductions	Actual Expense Reductions for the Year Ended December 31, 2014	Projected Annualized Cost Savings
	(in thousands)
Branch consolidations	$—	$(800)	$2,080	$(800)	$(2,400)	$(3,200)
Subsidiary bank management reductions and other employee benefit reductions	—	(1,175)	(1,100)	(2,195)	(4,550)	(4,700)
2014 cost savings initiatives	$—	$(1,975)	$980	$(2,995)	$(6,950)	$(7,900)
Regulatory Enforcement Orders -During 2014 and 2015, the Corporation and each of its banking subsidiaries became subject to regulatory enforcement orders (the "Regulatory Orders") issued by banking regulatory agencies relating to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The Regulatory Orders are described in more detail in Part II. Other Information, Item 1. Legal Proceedings.

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

2015 Outlook
The Corporation's original outlook for 2015 included the following:

•	anticipated annual average loan and deposit growth rates of 3% to 7%;

•	net interest margin compression at a rate of 0 to 4 basis points per quarter, on average, based on the current interest rate environment;

•	continued modest provision for credit losses, although provisions could be impacted by the performance of individual credits;

•	annual mid- to high-single digit annual growth rate in non-interest income, excluding the impact of securities gains; and

•	annual non-interest expense growth in the low-single digit rate.

Based on results for the first six months of 2015 and expectations for the remainder of 2015, the Corporation has updated its 2015 outlook. The updated outlook for 2015 is as follows:

•	anticipated annual average loan and deposit growth rates of 3% to 7%, with loan growth likely to be at the lower end of the range;

•	net interest margin compression at a rate of 5 to 8 basis points over the remaining six months of 2015;

•	continued modest provision for credit losses, although provisions could be impacted by the performance of individual credits;

•	non-interest income growth is expected to be at the lower end of the mid- to high-single digit range; and

•
In July 2015, the Corporation incurred a $5.6 million loss on the redemption of the $150 million of trust preferred securities (see Note 15, "Subsequent Event," in the Notes to the Consolidated Financial Statements). Excluding this loss, the original outlook for non-interest expense growth remains unchanged.

Quarter Ended June 30, 2015 compared to the Quarter Ended June 30, 2014
Net Interest Income
Fully-taxable equivalent (FTE) net interest income decreased $4.7 million, to $127.4 million, in the second quarter of 2015, from $132.2 million in the second quarter of 2014. This decrease was primarily due to a 21 basis point, or 6.2%, decrease in the net interest margin, to 3.20% for the second quarter of 2015 from 3.41% for the second quarter of 2014, partially offset by the impact of an increase in average interest-earning assets. The following table provides a comparative average balance sheet and net interest income analysis for the second quarter of 2015 as compared to the same period in 2014. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended June 30
	2015			2014
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$13,192,600	$133,339	4.05%	$12,795,747	$134,387	4.21%
Taxable investment securities (3)	2,048,558	10,944	2.14	2,211,004	12,418	2.25
Tax-exempt investment securities (3)	216,355	2,894	5.35	270,482	3,534	5.23
Equity securities (3)	27,618	379	5.50	33,922	419	4.95
Total investment securities	2,292,531	14,217	2.48	2,515,408	16,371	2.60
Loans held for sale	26,335	265	4.03	17,540	214	4.87
Other interest-earning assets	439,425	933	0.85	238,921	1,207	2.02
Total interest-earning assets	15,950,891	148,754	3.74%	15,567,616	152,179	3.92%
Noninterest-earning assets:
Cash and due from banks	104,723			198,291
Premises and equipment	226,569			224,586
Other assets	1,094,071			1,037,654
Less: Allowance for loan losses	(176,085)			(196,462)
Total Assets	$17,200,169			$16,831,685
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,152,697	$987	0.13%	$2,914,887	$904	0.12%
Savings deposits	3,568,579	1,247	0.14	3,355,929	1,031	0.12
Time deposits	3,027,520	7,819	1.04	3,012,061	6,750	0.90
Total interest-bearing deposits	9,748,796	10,053	0.41	9,282,877	8,685	0.38
Short-term borrowings	379,988	103	0.11	1,047,684	540	0.21
Federal Home Loan Bank advances and long-term debt	1,026,987	11,153	4.35	894,511	10,779	4.83
Total interest-bearing liabilities	11,155,771	21,309	0.77%	11,225,072	20,004	0.71%
Noninterest-bearing liabilities:
Demand deposits	3,734,880			3,322,195
Other	277,730			202,520
Total Liabilities	15,168,381			14,749,787
Shareholders’ equity	2,031,788			2,081,898
Total Liabilities and Shareholders’ Equity	$17,200,169			$16,831,685
Net interest income/net interest margin (FTE)		127,445	3.20%		132,175	3.41%
Tax equivalent adjustment		(4,525)			(4,277)
Net interest income		$122,920			$127,898

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30:

	2015 vs. 2014 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$4,116	$(5,164)	$(1,048)
Taxable investment securities	(885)	(589)	(1,474)
Tax-exempt investment securities	(719)	79	(640)
Equity securities	(84)	44	(40)
Loans held for sale	93	(42)	51
Other interest-earning assets	663	(937)	(274)
Total interest income	$3,184	$(6,609)	$(3,425)
Interest expense on:
Demand deposits	$41	$42	$83
Savings deposits	59	157	216
Time deposits	34	1,035	1,069
Short-term borrowings	(250)	(187)	(437)
Federal Home Loan Bank advances and long-term debt	1,505	(1,131)	374
Total interest expense	$1,389	$(84)	$1,305
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, an 18 basis point, or 4.6%, decrease in yields on average interest-earning assets, primarily loans, resulted in a $6.6 million decrease in FTE interest income, partially offset by a $3.2 million increase in FTE interest income as a result of an increase in interest-earning assets, primarily loans and other interest-earning assets, partially offset by a decrease in investment securities.
Average investment securities decreased $222.9 million, or 8.9%, as portfolio cash flows were not fully reinvested. The yield on average investment securities decreased 12 basis points, or 4.6%, to 2.48% in the second quarter of 2015 from 2.60% in the second quarter of 2014. The decrease in average investment securities was partially offset by a $200.5 million, or 83.9%, increase in other interest-earning assets. During the fourth quarter of 2014, the Corporation changed providers for check clearing services to the Federal Reserve Bank of Philadelphia, resulting in the transfer of clearing account balances from non-interest earning assets to low-yielding interest-bearing Federal Reserve Bank accounts. As a result, average other interest-earning assets increased $200.5 million, however, the average yield on other interest-earning assets decreased 117 basis points, or 57.9%
Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in
	2015		2014		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,210,540	4.15%	$5,138,537	4.36%	$72,003	1.4%
Commercial – industrial, financial and agricultural	3,836,397	3.79	3,617,977	3.95	218,420	6.0
Real estate – home equity	1,695,171	4.11	1,735,767	4.18	(40,596)	(2.3)
Real estate – residential mortgage	1,356,464	3.82	1,339,034	3.97	17,430	1.3
Real estate – construction	698,685	3.97	588,176	4.17	110,509	18.8
Consumer	265,354	5.48	276,444	4.56	(11,090)	(4.0)
Leasing and other	129,989	6.94	99,812	9.20	30,177	30.2
Total	$13,192,600	4.05%	$12,795,747	4.21%	$396,853	3.1%

Average loans increased $396.9 million, or 3.1%, compared to the second quarter of 2014, mainly in commercial loans, construction loans and leasing and other. The growth in commercial loans and leasing and other was driven by a combination of loans and leases to new customers and increased borrowings from existing customers, while the growth in construction loans was primarily due to an increase in loans secured by commercial properties. The average yield on loans decreased 16 basis points, or 3.8%, to 4.05% in 2015 from 4.21% in 2014. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.
Interest expense increased $1.3 million, or 6.5%, to $21.3 million in the second quarter of 2015 from $20.0 million in the second quarter of 2014. Although average interest-bearing liabilities decreased $69.3 million, or 0.6%, compared to the second quarter of 2014, a change in funding mix from lower cost short-term Federal funds purchased and short-term FHLB advances to higher cost deposits and long-term FHLB advances and subordinated debt resulted in a $1.4 million increase in interest expense.
Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase in Balance
	2015		2014
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,734,880	—%	$3,322,195	—%	$412,685	12.4%
Interest-bearing demand	3,152,697	0.13	2,914,887	0.12	237,810	8.2
Savings	3,568,579	0.14	3,355,929	0.12	212,650	6.3
Total demand and savings	10,456,156	0.09	9,593,011	0.08	863,145	9.0
Time deposits	3,027,520	1.04	3,012,061	0.90	15,459	0.5
Total deposits	$13,483,676	0.30%	$12,605,072	0.28%	$878,604	7.0%
The $863.1 million, or 9.0%, increase in total demand and savings accounts was primarily due to a $399.2 million, or 12.2%, increase in business account balances, a $281.6 million, or 6.0%, increase in personal account balances and a $180.7 million, or 11.2%, increase in municipal account balances. The average cost of total deposits increased two basis points largely due to an increase in rates on average time deposits.
Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in
	2015		2014		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$179,804	0.10%	$216,212	0.11%	$(36,408)	(16.8)%
Customer short-term promissory notes	80,073	—	81,823	0.05	(1,750)	(2.1)
Total short-term customer funding	259,877	0.07	298,035	0.09	(38,158)	(12.8)
Federal funds purchased	108,078	0.17	444,429	0.22	(336,351)	(75.7)
Short-term FHLB advances (1)	12,033	0.34	305,220	0.30	(293,187)	(96.1)
Total short-term borrowings	379,988	0.11	1,047,684	0.21	(667,696)	(63.7)
Long-term debt:
FHLB advances	627,939	3.51	524,782	4.07	103,157	19.7
Other long-term debt	399,048	5.67	369,729	5.90	29,319	7.9
Total long-term debt	1,026,987	4.35	894,511	4.83	132,476	14.8
Total borrowings	$1,406,975	3.20%	$1,942,195	2.33%	$(535,220)	(27.6)%

(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $667.7 million, or 63.7%, primarily in Federal funds purchased and short-term FHLB advances. The decrease was driven by lower wholesale funding needs resulting from the increase in average deposits exceeding the growth in average interest-earning assets.

The $103.2 million increase in FHLB advances was a result of the Corporation’s efforts to lengthen maturities and lock in longer-term rates, while the $29.3 million increase in other long-term debt was a result of the issuance of $150.0 million of subordinated debt in June 2015. The issuance of $100 million of subordinated debt in November 2014 and the maturity of $100 million of subordinated debt on April 1, 2015 had no net impact on comparative average balances for the quarter.
The average cost of total borrowings increased 87 basis points, or 37.3%, to 3.20% in 2015 from 2.33% in 2014, primarily due to the weighted average cost impact of a decrease in lower-cost, short-term borrowings, which were 27.0% of total borrowings in the second quarter of 2015, compared to 53.9% for the same period in 2014.

Provision for Credit Losses
The provision for credit losses was $2.2 million for the second quarter of 2015, a decrease of $1.3 million from the second quarter of 2014. This decrease resulted from lower allowance for credit losses allocation needs as asset quality improved.
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

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,353	$5,542	$(189)	(3.4)%
Cash management fees	3,369	3,293	76	2.3
Other	3,915	3,717	198	5.3
Total service charges on deposit accounts	12,637	12,552	85	0.7
Investment management and trust services	11,011	11,339	(328)	(2.9)
Other service charges and fees:
Merchant fees	4,088	3,843	245	6.4
Debit card income	2,626	2,435	191	7.8
Letter of credit fees	1,174	1,184	(10)	(0.8)
Commercial swap fees	1,026	994	32	3.2
Other	2,074	2,070	4	0.2
Total other service charges and fees	10,988	10,526	462	4.4
Mortgage banking income:
Gain on sales of mortgage loans	4,428	2,974	1,454	48.9
Mortgage servicing income	911	2,767	(1,856)	(67.1)
Total mortgage banking income	5,339	5,741	(402)	(7.0)
Credit card income	2,474	2,353	121	5.1
Other income	1,625	1,249	376	30.1
Total, excluding gains on sales of investment securities	44,074	43,760	314	0.7
Net gains on sales of investment securities	2,415	1,112	1,303	117.2
Total	$46,489	$44,872	$1,617	3.6%

Excluding net gains on sales of investment securities, non-interest income increased $314,000, or 0.7%, the net effect of modest increases in certain income categories being partially offset by modest decreases in others. The following is a discussion of some of the more noteworthy items.
The $189,000, or 3.4%, decrease in overdraft fee income consisted of a $158,000 decrease in fees assessed on personal accounts and a $31,000 decrease in fees assessed on commercial accounts. The overall decline in these fees resulted from a reduction in the number of overdrafts, partially driven by changes in customer behavior. Partially offsetting the decrease in overdraft fee income was a $198,000, or 5.3%, increase in other service charges on deposits.
Investment management and trust services income decreased $328,000, or 2.9%, mainly in brokerage income as a result of declines in retail referrals.
The $245,000, or 6.4%, increase in merchant fee income and the $191,000, or 7.8%, increase in debit card income were due to an increase in the volumes of transactions in comparison to the second quarter of 2015.
Gains on sales of mortgage loans increased $1.5 million, or 48.9%, due to a 41.6% increase in pricing spreads and a $13.5 million, or 5.2%, increase in new loan commitments compared to the second quarter of 2014. Mortgage servicing income decreased $1.9 million, or 67.1%, due to an increase in amortization of mortgage servicing rights (MSRs), as prepayments were higher.
The $376,000, or 30.1%, increase in other income was due to higher gains on the sales of fixed assets.
Investment securities gains for the second quarter of 2015 were from sales of financial institution stocks and pooled trust preferred securities. Investment securities gains in the second quarter of 2014 were from sales of debt securities. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Salaries and employee benefits	$65,067	$63,623	$1,444	2.3%
Net occupancy expense	11,809	11,464	345	3.0
Other outside services	8,125	7,240	885	12.2
Data processing	4,894	4,331	563	13.0
Software	3,376	3,209	167	5.2
Equipment expense	3,335	3,360	(25)	(0.7)
FDIC insurance expense	2,885	2,615	270	10.3
Professional fees	2,731	3,559	(828)	(23.3)
Supplies and postage	2,726	2,451	275	11.2
Marketing	2,235	2,337	(102)	(4.4)
Telecommunications	1,617	1,787	(170)	(9.5)
Operating risk loss	674	716	(42)	(5.9)
Other real estate owned and repossession expense	129	748	(619)	(82.8)
Intangible amortization	106	315	(209)	(66.3)
Other	8,645	8,419	226	2.7
Total	$118,354	$116,174	$2,180	1.9%
The $1.4 million, or 2.3%, increase in salaries and employee benefits resulted from a $2.2 million, or 4.2%, increase in salaries partially offset by a $781,000, or 7.2%, decrease in employee benefits. The increase in salaries was primarily due to higher average salaries per full-time equivalent employee and an increase in incentive compensation, partially offset by the impact of a decrease in the number of full-time equivalent employees, to 3,470 as of June 30, 2015 from 3,530 as of June 30, 2014. The decrease in employee benefits was primarily due to decreases in employee healthcare costs and profit sharing expense, partially offset by an increase in defined benefit plan expense.

The $885,000, or 12.2%, increase in other outside services resulted from the timing of engagements related to risk management and compliance efforts, including those in connection with the enhancement of the Corporation’s program for compliance with the BSA/AML Requirements.
The $730,0000, or 9.7%, combined increase in data processing and software resulted from increased expenses related to the core processing system and amortization of capitalized software investments. The $828,000, or 23.3%, decrease in professional fees was due to a decrease in legal fees primarily resulting from the timing of engagements with outside counsel.
The $619,000, or 82.8%, decrease in other real estate expense was primarily due to a decrease in repossession expense. This expense category can experience volatility from period to period based on the timing of sales of properties and payments of expenses, such as real estate taxes.
Income Taxes

Income tax expense for the second quarter of 2015 was $12.2 million, a $1.3 million, or 9.8%, decrease from $13.5 million for the second quarter of 2014.

The Corporation’s effective tax rate was 24.9% in the second quarter of 2015, as compared to 25.4% in the second quarter of 2014. The effective tax rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Net Interest Income

FTE net interest income decreased $10.5 million, or 3.9%, to $255.5 million in the first six months of 2015 from $266.0 million in the same period of 2014. Net interest margin decreased 20 basis points, or 5.8%, to 3.24% for the first six months of 2015 from 3.44% for the first six months of 2014. The decrease in net interest margin was the result of a 16 basis point, or 4.1%, decrease in yields on interest-earning assets, as well as an 8 basis point, or 11.4%, increase in funding costs.

	Six months ended June 30
	2015			2014
ASSETS	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
Interest-earning assets:
Loans, net of unearned income (2)	$13,144,332	$266,394	4.08%	$12,779,145	$269,131	4.24%
Taxable investment securities (3)	2,027,170	22,226	2.19	2,234,259	25,684	2.30
Tax-exempt investment securities (3)	222,684	6,106	5.48	274,856	7,147	5.20
Equity securities (3)	29,901	829	5.58	33,922	848	5.03
Total investment securities	2,279,755	29,161	2.56	2,543,037	33,679	2.65
Loans held for sale	21,694	438	4.04	15,494	348	4.49
Other interest-earning assets	456,633	3,038	1.33	248,807	2,089	1.68
Total interest-earning assets	15,902,414	299,031	3.79%	15,586,483	305,247	3.95%
Noninterest-earning assets:
Cash and due from banks	104,996			198,962
Premises and equipment	226,480			225,436
Other assets	1,104,019			1,034,877
Less: Allowance for loan losses	(179,985)			(199,813)
Total Assets	$17,157,924			$16,845,945
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,144,358	$1,970	0.13%	$2,929,965	$1,813	0.12%
Savings deposits	3,542,960	2,366	0.13	3,353,910	2,066	0.12
Time deposits	3,044,463	15,540	1.03	2,972,480	12,702	0.86
Total interest-bearing deposits	9,731,781	19,876	0.41	9,256,355	16,581	0.36
Short-term borrowings	344,797	180	0.10	1,127,872	1,173	0.21
FHLB advances and long-term debt	1,075,262	23,444	4.38	889,051	21,477	4.85
Total interest-bearing liabilities	11,151,840	43,500	0.78%	11,273,278	39,231	0.70%
Noninterest-bearing liabilities:
Demand deposits	3,698,661			3,283,027
Other	283,504			217,181
Total Liabilities	15,134,005			14,773,486
Shareholders’ equity	2,023,919			2,072,459
Total Liabilities and Shareholders’ Equity	$17,157,924			$16,845,945
Net interest income/net interest margin (FTE)		255,531	3.24%		266,016	3.44%
Tax equivalent adjustment		(9,030)			(8,553)
Net interest income		$246,501			$257,463

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first six months of 2015 as compared to the same period in 2014 due to changes in average balances (volume) and changes in rates:

	2015 vs. 2014 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$7,755	$(10,492)	$(2,737)
Taxable investment securities	(2,166)	(1,292)	(3,458)
Tax-exempt investment securities	(1,362)	321	(1,041)
Equity securities	(106)	87	(19)
Loans held for sale	130	(40)	90
Other interest-earning assets	1,468	(519)	949
Total interest income	$5,719	$(11,935)	$(6,216)
Interest expense on:
Demand deposits	$134	$23	$157
Savings deposits	120	180	300
Time deposits	315	2,523	2,838
Short-term borrowings	(566)	(427)	(993)
FHLB advances and long-term debt	4,252	(2,285)	1,967
Total interest expense	$4,255	$14	$4,269
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

A 16 basis point, or 4.1%, decrease in yields on average interest-earning assets resulted in an $11.9 million decrease in FTE interest income, which was partially offset by a $5.7 million increase in FTE interest income resulting from a $315.9 million, or 2.0%, increase in average interest-earning assets, primarily loans and other interest-earning assets, partially offset by a decrease in investment securities.

Average investment securities decreased $263.3 million, or 10.4%, as portfolio cash flows were not fully reinvested. The yield on average investments decreased 9 basis points, or 3.4%, to 2.56% in 2015 from 2.65% in 2014. The decrease in average investment securities was partially offset by a $207.8 million, or 83.5%, increase in other interest-earning assets. During the fourth quarter of 2014, the Corporation changed providers for check clearing services to the Federal Reserve Bank of Philadelphia, resulting in the transfer of clearing account balances from non-interest earning assets to low-yielding interest-bearing Federal Reserve Bank accounts, which contributed to a decrease in the yield on other interest-earning assets.
Average loans, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in
	2015		2014		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,187,322	4.19%	$5,111,979	4.40%	$75,343	1.5%
Commercial – industrial, financial and agricultural	3,803,475	3.83	3,627,471	3.99	176,004	4.9
Real estate – home equity	1,708,163	4.13	1,745,503	4.18	(37,340)	(2.1)
Real estate – residential mortgage	1,363,382	3.83	1,337,686	3.98	25,696	1.9
Real estate – construction	693,715	3.95	582,294	4.13	111,421	19.1
Consumer	262,265	5.37	275,682	4.69	(13,417)	(4.9)
Leasing and other	126,010	7.64	98,530	9.72	27,480	27.9
Total	$13,144,332	4.08%	$12,779,145	4.24%	$365,187	2.9%

The average yield on loans decreased 16 basis points, or 3.8%, to 4.08% in 2015 from 4.24% in 2014. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and new loan production at lower rates and elimination of interest rate floors on certain loans. Average loan balances increased $365.2 million, or 2.9%. The $176.0 million, or 4.9%, increase in commercial loans and the $111.4 million, or 19.1%, increase in real estate construction loans were from both new and existing customers.
Interest expense increased $4.3 million, or 10.9%, to $43.5 million in the first six months of 2015 from $39.2 million in the first six months of 2014. Although total average interest-bearing liabilities decreased $121.4 million, or 1.1%, compared to the first six months of 2014, a change in funding mix from lower cost short-term Federal funds purchased and short-term FHLB advances to higher cost deposits and long-term FHLB advances and subordinated debt drove the $4.3 million increase in interest expense.
Average deposits, by type, are summarized in the following table:

	Six months ended June 30				Increase in Balance
	2015		2014
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,698,661	—%	$3,283,027	—%	$415,634	12.7%
Interest-bearing demand	3,144,358	0.13	2,929,965	0.12	214,393	7.3
Savings	3,542,960	0.13	3,353,910	0.12	189,050	5.6
Total demand and savings	10,385,979	0.08	9,566,902	0.08	819,077	8.6
Time deposits	3,044,463	1.03	2,972,480	0.86	71,983	2.4
Total deposits	$13,430,442	0.30%	$12,539,382	0.27%	$891,060	7.1%
The $819.1 million, or 8.6%, increase in total demand and savings account balances was primarily due to a $410.6 million, or 12.6%, increase in business account balances, a $240.1 million, or 5.2%, increase in personal account balances and a $168.5 million, or 10.3%, increase in municipal account balances. The average cost of deposits increased 3 basis points, or 11.1%, to 0.30% in 2015 from 0.27% in 2014, primarily due to an increase in higher-cost time deposits.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Six months ended June 30				Increase (Decrease) in
	2015		2014		Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$176,732	0.10%	$201,866	0.11%	$(25,134)	(12.5)%
Customer short-term promissory notes	83,148	0.02	91,856	0.06	(8,708)	(9.5)
Total short-term customer funding	259,880	0.07	293,722	0.09	(33,842)	(11.5)
Federal funds purchased	66,795	0.17	430,407	0.21	(363,612)	(84.5)
Short-term FHLB advances (1)	18,122	0.30	403,743	0.29	(385,621)	(95.5)
Total short-term borrowings	344,797	0.10	1,127,872	0.21	(783,075)	(69.4)
Long-term debt:
FHLB advances	642,736	3.50	519,316	4.11	123,420	23.8
Other long-term debt	432,526	5.68	369,735	5.90	62,791	17.0
Total long-term debt	1,075,262	4.38	889,051	4.85	186,211	20.9
Total	$1,420,059	3.34%	$2,016,923	2.26%	$(596,864)	(29.6)%
(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $783.1 million, or 69.4%, primarily in federal funds purchased and in short-term FHLB advances. Total borrowings decreased $596.9 million, or 29.6%. The cost of borrowings increased 108 basis points, or 47.8%, as a result of lower-cost, short-term borrowings comprising a smaller percentage of total borrowings in an effort to extend maturities and lock in longer term rates.

Provision for Credit Losses
The provision for credit losses was a negative $1.5 million for the first six months of 2015, a decrease of $7.5 million, or 125.0%, in comparison to the first six months of 2014, reflecting improvements in asset quality. In the first quarter of 2015, a negative provision of $3.7 million was recorded, primarily due to an improvement in net charge-off levels, particularly among pooled impaired loans. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$10,154	$10,839	$(685)	(6.3)%
Cash management fees	6,586	6,398	188	2.9
Other	7,466	7,026	440	6.3
Total service charges on deposit accounts	24,206	24,263	(57)	(0.2)
Investment management and trust services	21,900	22,297	(397)	(1.8)
Other service charges and fees:
Merchant fees	7,265	6,566	699	10.6
Debit card income	5,015	4,645	370	8.0
Letter of credit fees	2,331	2,285	46	2.0
Commercial swap fees	1,837	2,007	(170)	(8.5)
Other	3,903	3,950	(47)	(1.2)
Total other service charges and fees	20,351	19,453	898	4.6
Mortgage banking income:
Gain on sales of mortgage loans	7,961	5,396	2,565	47.5
Mortgage servicing income	2,066	3,950	(1,884)	(47.7)
Total mortgage banking income	10,027	9,346	681	7.3
Credit card income	4,709	4,524	185	4.1
Other income	3,473	2,383	1,090	45.7
Total, excluding gains on sales of investment securities	84,666	82,266	2,400	2.9
Net gains on sales of investment securities	6,560	1,112	5,448	489.9
Total	$91,226	$83,378	$7,848	9.4%

The $685,000, or 6.3%, decrease in overdraft fee income consisted of a $356,000 decrease in fees assessed on commercial accounts and a $329,000 decrease in fees assessed on personal accounts. The overall decline in these fees resulted from a reduction in the number of overdrafts. Partially offsetting these decreases was a $440,000, or 6.3%, increase in other service charges on deposits.
The $699,000, or 10.6%, increase in merchant fee income and the $370,000, or 8.0%, increase in debit card income were due to an increase in the volumes of transactions in comparison to 2014.

Gains on sales of mortgage loans increased $2.6 million, or 47.5%, due to a $141.5 million, or 31.4%, increase in new loan commitments and a 12.3% increase in pricing spreads compared to the prior year. The increase in new loan commitments was largely in refinancing volumes, which were $318.8 million, or 53.7%, of new loan commitments in 2015 compared to $130.1 million, or 28.8%, during 2014. Mortgage servicing income decreased $1.9 million, or 47.7%, due to an increase in amortization of mortgage servicing rights (MSRs), as prepayments increased when compared to 2014.

The $1.1 million, or 45.7%, increase in other income was due to higher gains on sales of fixed assets in 2015.

Investment securities gains of $6.6 million for the first six months of 2015 were a result of $4.3 million of net realized gains on the sales of financial institution stocks and $2.3 million of net realized gains on the sales of debt securities. The $1.1 million of investment securities gains for first six months of 2014 included $1.1 million of net realized gains on debt securities.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Salaries and employee benefits	$130,057	$123,189	$6,868	5.6%
Net occupancy expense	25,501	25,067	434	1.7
Other outside services	13,875	11,052	2,823	25.5
Data processing	9,662	8,127	1,535	18.9
Equipment expense	7,293	6,962	331	4.8
Software	6,694	6,134	560	9.1
FDIC insurance expense	5,707	5,304	403	7.6
Professional fees	5,602	6,463	(861)	(13.3)
Supplies and postage	5,095	4,777	318	6.7
Marketing	3,468	3,921	(453)	(11.6)
Telecommunications	3,333	3,606	(273)	(7.6)
Other real estate owned and repossession expense	1,491	1,731	(240)	(13.9)
Operating risk loss	1,501	2,544	(1,043)	(41.0)
Intangible amortization	236	630	(394)	(62.5)
Other	17,317	16,221	1,096	6.8
Total	$236,832	$225,728	$11,104	4.9%

Salaries and employee benefits increased $6.9 million, or 5.6%, with salaries increasing $4.7 million, or 4.5%, and employee benefits increasing $2.2 million, or 11.4%. The increase in salaries was primarily due to higher average salaries per full-time equivalent employee and an increase in incentive compensation, partially offset by a decrease in the average number of full-time equivalent employees to 3,470 for the six months ended June 30, 2015, compared to 3,540 for the six months ended June 30, 2014. The increase in employee benefits was primarily due to an increase in defined benefit plan expense in 2015, while 2014 included a $1.5 million gain realized on the post-retirement plan amendment in 2014.
Other outside services increased $2.8 million, or 25.5%, due to an increase in consulting services related to the Corporation’s risk management and compliance efforts, including those in connection with the enhancement of the Corporation's program for compliance with the BSA/AML Requirements.
The $2.1 million, or 14.7%, combined increase in data processing and software resulted from increased expenses related to the core processing system and amortization of software.
The $1.0 million, or 41.0%, decrease in operating risk loss was due to a $1.4 million decrease in check card fraud losses, partially offset by a $607,000 increase in losses associated with previously sold residential mortgages. See Note 12 "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details related to repurchases of previously sold residential mortgages.
Income Taxes
Income tax expense for the first six months of 2015 was $25.7 million, a $2.1 million, or 7.4%, decrease from $27.7 million in 2014.
The Corporation’s effective tax rate was 25.1% in 2015, as compared to 25.4% in 2014. The effective tax rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities, tax credits earned from investments in partnerships that generate such credits under various federal programs and the effect of state income taxes.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets for the Corporation.

			Increase (Decrease)
	June 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$100,455	$105,702	$(5,247)	(5.0)%
Other interest-earning assets	387,324	423,083	(35,759)	(8.5)
Loans held for sale	33,980	17,522	16,458	93.9
Investment securities	2,440,492	2,323,371	117,121	5.0
Loans, net of allowance	13,076,745	12,927,572	149,173	1.2
Premises and equipment	226,794	226,027	767	0.3
Goodwill and intangible assets	531,567	531,803	(236)	—
Other assets	568,116	569,687	(1,571)	(0.3)
Total Assets	$17,365,473	$17,124,767	$240,706	1.4%
Liabilities and Shareholders’ Equity
Deposits	$13,505,709	$13,367,506	$138,203	1.0%
Short-term borrowings	409,035	329,719	79,316	24.1
Long-term debt	1,132,641	1,139,413	(6,772)	(0.6)
Other liabilities	293,271	291,464	1,807	0.6
Total Liabilities	15,340,656	15,128,102	212,554	1.4
Total Shareholders’ Equity	2,024,817	1,996,665	28,152	1.4
Total Liabilities and Shareholders’ Equity	$17,365,473	$17,124,767	$240,706	1.4%
Investment Securities
The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	June 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
U.S. Government securities	$—	$200	$(200)	(100.0)%
U.S. Government sponsored agency securities	48,260	214	48,046	N/M
State and municipal securities	236,517	245,215	(8,698)	(3.5)
Corporate debt securities	97,172	98,034	(862)	(0.9)
Collateralized mortgage obligations	918,232	902,313	15,919	1.8
Mortgage-backed securities	1,008,664	928,831	79,833	8.6
Auction rate securities	98,606	100,941	(2,335)	(2.3)
Total debt securities	2,407,451	2,275,748	131,703	5.8
Equity securities	33,041	47,623	(14,582)	(30.6)
Total	$2,440,492	$2,323,371	$117,121	5.0%

N/M - Not meaningful
Total investment securities increased $117.1 million, or 5.0%, in comparison to December 31, 2014, as prior period portfolio cash flows were reinvested in mortgage-backed securities and U.S. Government sponsored agency securities. The $14.6 million, or 30.6%, decrease in equity securities reflects the sales of certain financial institutions stocks during the first six months of 2015.

Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	June 30, 2015	December 31, 2014	$	%
	(in thousands)
Real-estate – commercial mortgage	$5,237,800	$5,197,155	$40,645	0.8%
Commercial – industrial, financial and agricultural	3,806,699	3,725,567	81,132	2.2
Real-estate – home equity	1,689,688	1,736,688	(47,000)	(2.7)
Real-estate – residential mortgage	1,369,103	1,377,068	(7,965)	(0.6)
Real-estate – construction	731,925	690,601	41,324	6.0
Consumer	272,494	265,431	7,063	2.7
Leasing and other	136,521	119,206	17,315	14.5
Loans, net of unearned income	$13,244,230	$13,111,716	$132,514	1.0%
The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $6.0 billion, or 45.1%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2015. The Corporation's maximum total lending commitment to an individual borrower was $50.0 million as of June 30, 2015. In addition to its policy of limiting the maximum total lending commitment to any individual borrower to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of June 30, 2015, the Corporation had 92 relationships with total borrowing commitments between $20.0 million and $50.0 million.
Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	June 30, 2015			December 31, 2014
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$488,416	0.5%	66.7%	$427,419	0.6%	61.9%
Commercial - residential	186,948	6.3	25.6	203,670	6.6	29.5
Other	56,561	1.2	7.7	59,512	0.6	8.6
Total Real estate - construction	$731,925	2.1%	100.0%	$690,601	2.4%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans increased $41.3 million, or 6.0%, in comparison to December 31, 2014 and comprised 5.5% of the total loan portfolio at June 30, 2015 as compared to 5.3% at December 31, 2014. The increase in construction loans was primarily in loans secured by commercial real estate. Geographically, the increase in real estate construction loans was primarily in the Pennsylvania ($68.7 million, or 18.9%) market and New Jersey ($13.5 million, or 14.8%) market, partially offset by a decrease in the Maryland ($30.7 million, or 35.6%) market.
The $81.1 million, or 2.2%, increase in commercial loans was primarily in the Pennsylvania ($82.0 million, or 3.1%), New Jersey ($6.7 million, or 1.2%) and Maryland ($3.6 million, or 1.2%) markets offset by decreases in the Virginia ($7.1 million, or 4.8%) and Delaware ($3.8 million, or 4.0%) markets. Commercial mortgage loans increased $40.6 million, or 0.8%, in comparison to December 31, 2014. Geographically, the increase in was in all markets with the exception of the New Jersey market, which decreased $13.4 million, or 1.0%.

The following table summarizes the percentage of commercial loans, by industry:

	June 30, 2015	December 31, 2014
Services	19.5%	19.2%
Manufacturing	13.2	13.1
Construction (1)	10.6	11.0
Health care	9.1	9.0
Retail	9.0	9.6
Wholesale	8.7	8.7
Real estate (2)	7.6	7.6
Agriculture	5.1	5.5
Arts and entertainment	3.0	3.4
Transportation	2.3	2.4
Financial services	2.1	1.9
Other	9.8	8.6
	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Commercial - industrial, financial and agricultural	$128,808	$116,705
Real estate - commercial mortgage	137,709	137,952
	$266,517	$254,657
Total shared national credits increased $11.9 million, or 4.7%, in comparison to December 31, 2014. The Corporation's shared national credits are to borrowers located in its geographical markets, and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of June 30, 2015, one of the shared national credits, or 1.2% of the total balance, was past due. There were no shared national credits past due at December 31, 2014.
Home equity loans decreased $47.0 million, or 2.7%, primarily as a result of customers rolling outstanding home equity loans into residential mortgages.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	(dollars in thousands)
Average balance of loans, net of unearned income	$13,192,600	$12,795,747	$13,144,332	$12,779,145

Balance of allowance for credit losses at beginning of period	$179,658	$199,006	$185,931	$204,917
Loans charged off:
Commercial – industrial, financial and agricultural	11,166	5,512	13,029	10,637
Real estate – commercial mortgage	1,642	2,141	2,351	3,527
Real estate – home equity	870	1,234	1,639	2,885
Real estate – residential mortgage	783	1,089	2,064	1,935
Consumer	357	449	1,136	1,200
Real estate – construction	87	218	87	432
Leasing and other	467	833	830	1,128
Total loans charged off	15,372	11,476	21,136	21,744
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	1,471	775	2,257	1,519
Real estate – commercial mortgage	451	430	887	474
Real estate – home equity	189	177	440	533
Real estate – residential mortgage	187	108	346	224
Consumer	368	402	609	611
Real estate – construction	231	158	1,378	382
Leasing and other	70	362	241	526
Total recoveries	2,967	2,412	6,158	4,269
Net loans charged off	12,405	9,064	14,978	17,475
Provision for credit losses	2,200	3,500	(1,500)	6,000
Balance of allowance for credit losses at end of period	$169,453	$193,442	$169,453	$193,442

Net charge-offs to average loans (annualized)	0.38%	0.28%	0.23%	0.27%
The following table presents the components of the allowance for credit losses:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Allowance for loan losses	$167,485	$184,144
Reserve for unfunded lending commitments	1,968	1,787
Allowance for credit losses	$169,453	$185,931

Allowance for credit losses to loans outstanding	1.28%	1.42%
The provision for credit losses for the three months ended June 30, 2015 was $2.2 million, a decrease of $1.3 million in comparison to the same period in 2014. For the six months ended June 30, 2015, the provision for credit losses was a negative $1.5 million, a decrease of $7.5 million compared to the same period in 2014. The decrease in the provision for credit losses was based on the evaluation of all relevant credit quality factors. The $7.5 million year to date 2015 decrease compared to the same period in 2014 was driven by improvement in net charge-off levels and improvements in credit quality.
Net charge-offs increased $3.3 million, or 36.9%, to $12.4 million for the second quarter of 2015, compared to $9.1 million for the second quarter of 2014. The increase in net charge-offs was primarily due to a $5.0 million increase in commercial loan net charge-offs attributable to two impaired loans which had migrated to non-accrual status during the first quarter of 2015. Of the

$12.4 million of net charge-offs recorded in the second quarter of 2015, the majority were for loans originated in Pennsylvania and New Jersey.
During the first half of 2015, net charge-offs decreased $2.5 million, or 14.3%, to $15.0 million compared to $17.5 million for the first half of 2014. The decrease in net charge-offs was primarily due to a $1.6 million, or 52.0%, decrease in commercial mortgage net charge-offs, a $1.3 million decrease in real estate construction net charge-offs largely due to recoveries and a $1.2 million, or 49.0%, decrease in home equity net charges-offs, partially offset by a $1.7 million, or 18.1%, increase in commercial loan net charge-offs. Of the $15.0 million of net charge-offs recorded in the first half of 2015, the majority were for loans originated in Pennsylvania and New Jersey.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2015	June 30, 2014	December 31, 2014
	(dollars in thousands)
Non-accrual loans	$129,152	$129,934	$121,080
Loans 90 days or more past due and accruing	20,353	19,378	17,402
Total non-performing loans	149,505	149,312	138,482
Other real estate owned (OREO)	12,763	13,482	12,022
Total non-performing assets	$162,268	$162,794	$150,504
Non-accrual loans to total loans	0.98%	1.01%	0.92%
Non-performing assets to total assets	0.93%	0.96%	0.88%
Allowance for credit losses to non-performing loans	113.34%	129.56%	134.26%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	June 30, 2015	June 30, 2014	December 31, 2014
	(in thousands)
Real estate – residential mortgage	$31,584	$31,184	$31,308
Real estate – commercial mortgage	17,482	19,398	18,822
Real estate – construction	4,482	8,561	9,241
Commercial – industrial, financial and agricultural	6,591	6,953	5,237
Real estate – home equity	3,299	2,815	2,975
Consumer	31	23	38
Total accruing TDRs	63,469	68,934	67,621
Non-accrual TDRs (1)	27,230	25,526	24,616
Total TDRs	$90,699	$94,460	$92,237
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first six months of 2015 and still outstanding as of June 30, 2015 totaled $13.7 million. During the first six months of 2015, $6.2 million of TDRs that were modified within the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2015:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended June 30, 2015
Balance of non-accrual loans at March 31, 2015	$39,619	$46,291	$13,994	$20,353	$9,670	$2	$—	$129,929
Additions	11,115	11,004	1,780	3,360	2,062	357	225	29,903
Payments	(4,459)	(7,176)	(1,219)	(502)	(278)	(2)	—	(13,636)
Charge-offs	(11,166)	(1,642)	(87)	(783)	(870)	(357)	(225)	(15,130)
Transfers to accrual status	—	—	—	—	(251)	—	—	(251)
Transfers to OREO status	—	(492)	—	(817)	(354)	—	—	(1,663)
Balance of non-accrual loans at June 30, 2015	$35,109	$47,985	$14,468	$21,611	$9,979	$—	$—	$129,152

Six months ended June 30, 2015
Balance of non-accrual loans as of December 31, 2014	$29,769	$44,437	$16,348	$20,043	$10,483	$—	$—	$121,080
Additions	27,701	17,938	2,478	6,969	3,594	1,139	357	60,176
Payments	(8,640)	(11,299)	(4,271)	(1,435)	(698)	(2)	—	(26,345)
Charge-offs	(13,029)	(2,351)	(87)	(2,064)	(1,638)	(1,137)	(357)	(20,663)
Transfers to accrual status	—	(44)	—	(304)	(464)	—	—	(812)
Transfers to OREO status	(692)	(696)	—	(1,598)	(1,298)	—	—	(4,284)
Balance of non-accrual loans at June 30, 2015	$35,109	$47,985	$14,468	$21,611	$9,979	$—	$—	$129,152

Non-accrual loans decreased $782,000, or 0.6%, in comparison to June 30, 2014 and increased $8.1 million, or 6.7%, in comparison to December 31, 2014.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	June 30, 2015	June 30, 2014	December 31, 2014
	(in thousands)
Real estate – commercial mortgage	$49,932	$44,015	$45,237
Commercial – industrial, financial and agricultural	35,839	38,163	30,388
Real estate – residential mortgage	31,562	27,887	28,995
Real estate – construction	14,884	20,268	16,399
Real estate – home equity	14,632	16,094	14,740
Consumer	2,583	2,825	2,590
Leasing	73	60	133
Total non-performing loans	$149,505	$149,312	$138,482

Non-performing loans were largely unchanged, in total, in comparison to June 30, 2014, the net effect of increases in some types being offset by decreases in others. Non-performing commercial mortgages increased $5.9 million, or 13.4%, and non-performing residential mortgages increased $3.7 million, or 13.2%, while non-performing construction loans decreased $5.4 million, or 26.6%, non-performing commercial loans decreased $2.3 million, or 6.1%, and non-performing home equity loans decreased $1.5 million, or 9.1%, in comparison to June 30, 2014.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2015	June 30, 2014	December 31, 2014
	(in thousands)
Residential properties	$7,992	$8,279	$6,656
Commercial properties	2,123	3,262	3,453
Undeveloped land	2,648	1,941	1,913
Total OREO	$12,763	$13,482	$12,022

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

Total internally risk rated loans were $9.7 billion as of June 30, 2015 and $9.6 billion as of December 31, 2014. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	June 30, 2015	December 31, 2014	$	%	June 30, 2015	December 31, 2014	$	%	June 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate - commercial mortgage	$114,385	$127,302	$(12,917)	(10.1)%	$179,642	$170,837	$8,805	5.2%	$294,027	$298,139
Commercial - secured	123,663	120,584	3,079	2.6	110,666	110,544	122	0.1	234,329	231,128
Commercial -unsecured	3,667	7,463	(3,796)	(50.9)	7,941	6,810	1,131	16.6	11,608	14,273
Total Commercial - industrial, financial and agricultural	127,330	128,047	(717)	(0.6)	118,607	117,354	1,253	1.1	245,937	245,401
Construction - commercial residential	17,526	27,495	(9,969)	(36.3)	30,588	40,066	(9,478)	(23.7)	48,114	67,561
Construction - commercial	13,314	12,202	1,112	9.1	5,587	5,586	1	—	18,901	17,788
Total real estate - construction (excluding construction - other)	30,840	39,697	(8,857)	(22.3)	36,175	45,652	(9,477)	(20.8)	67,015	85,349
Total	$272,555	$295,046	$(22,491)	(7.6)%	$334,424	$333,843	$581	0.2%	$606,979	$628,889

% of total risk rated loans	2.8%	3.1%			3.4%	3.5%			6.2%	6.6%

As of June 30, 2015, total loans with risk ratings of Substandard or lower increased $581,000, or 0.2%, in comparison to December 31, 2014, primarily due to increases in commercial mortgages and commercial loans, partially offset by a decrease in real estate construction loans. Special Mention loans decreased $22.5 million, or 7.6%, in comparison to December 31, 2014 primarily due to decreases in commercial mortgages and commercial residential construction loans.

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	June 30, 2015			June 30, 2014			December 31, 2014
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.34%	0.96%	1.30%	0.30%	0.86%	1.16%	0.35%	0.87%	1.22%
Commercial – industrial, financial and agricultural	0.22%	0.93%	1.15%	0.47%	1.05%	1.52%	0.17%	0.81%	0.98%
Real estate – construction	0.02%	2.04%	2.06%	0.10%	3.20%	3.30%	0.02%	2.38%	2.40%
Real estate – residential mortgage	1.53%	2.30%	3.83%	1.78%	2.05%	3.83%	1.96%	2.10%	4.06%
Real estate – home equity	0.55%	0.87%	1.42%	0.68%	0.93%	1.61%	0.63%	0.85%	1.48%
Consumer, leasing and other	1.29%	0.65%	1.94%	1.55%	0.76%	2.31%	1.56%	0.70%	2.26%
Total	0.47%	1.13%	1.60%	0.58%	1.17%	1.75%	0.52%	1.06%	1.58%
Total dollars (in thousands)	$61,931	$149,505	$211,436	$74,955	$149,312	$224,267	$68,346	$138,482	$206,828

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $169.5 million as of June 30, 2015 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (Decrease)
	June 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,805,165	$3,640,623	$164,542	4.5%
Interest-bearing demand	3,129,903	3,150,612	(20,709)	(0.7)
Savings	3,566,888	3,504,820	62,068	1.8
Total demand and savings	10,501,956	10,296,055	205,901	2.0
Time deposits	3,003,753	3,071,451	(67,698)	(2.2)
Total deposits	$13,505,709	$13,367,506	$138,203	1.0%

Non-interest bearing demand deposits increased $164.5 million, or 4.5%, primarily as a result of increases in business account balances of $149.4 million, or 5.4%, and personal account balances of $16.8 million, or 2.3%.

Interest-bearing demand accounts decreased $20.7 million, or 0.7%, due to a $91.6 million, or 7.6%, seasonal decrease in municipal account balances, partially offset by a $71.9 million, or 56.2%, increase in business account balances. The $62.1 million, or 1.8%, increase in savings account balances was primarily due to a $154.7 million, or 7.1%, increase in personal account balances, partially offset by a seasonal decrease of $72.6 million, or 12.6%, in municipal account balances and a $20.0 million, or 2.7%, decrease in business account balances. The $67.7 million, or 2.2%, decrease in time deposits was primarily due to a decrease in time deposits with original maturities of less than two years.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	June 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$169,918	$158,394	$11,524	7.3%
Customer short-term promissory notes	74,059	95,106	(21,047)	(22.1)
Total short-term customer funding	243,977	253,500	(9,523)	(3.8)
Federal funds purchased	5,058	6,219	(1,161)	(18.7)
Short-term FHLB advances (1)	160,000	70,000	90,000	128.6
Total short-term borrowings	409,035	329,719	79,316	24.1
Long-term debt:
FHLB advances	618,033	673,107	(55,074)	(8.2)
Other long-term debt	514,608	466,306	48,302	10.4
Total long-term debt	1,132,641	1,139,413	(6,772)	(0.6)
Total borrowings	$1,541,676	$1,469,132	$72,544	4.9%

(1) Represents FHLB advances with an original maturity term of less than one year.

The $79.3 million increase in total short-term borrowings was largely due to a $90.0 million, or 128.6%, increase in short-term FHLB advances. The $55.1 million decrease in long-term FHLB advances resulted from maturities that were replaced with short-term advances. Other long-term debt increased by $48.3 million, or 10.4%, the net effect of the issuance of $150 million of ten-year subordinated debt in June 2015, and the maturity of $100 million of subordinated debt in April 2015.

Shareholders' Equity
Total shareholders’ equity increased $28.2 million, or 1.4%, during the first six months of 2015. The increase was due primarily to $76.7 million of net income partially offset by $31.9 million of common stock dividends and $19.0 million in treasury stock purchases.

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

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expands the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weights for a variety of asset categories.

As of June 30, 2015, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of June 30, 2015, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2015	December 31, 2014	Regulatory Minimum for Capital Adequacy
Common Equity Tier I (to Risk-Weighted Assets)	10.7%	N/A	4.5%
Total Capital (to Risk-Weighted Assets)	14.8%	14.7%	8.0%
Tier I Capital (to Risk-Weighted Assets)	10.9%	12.3%	6.0%
Tier I Capital (to Average Assets)	9.4%	10.0%	4.0%

The June 30, 2015 capital ratios presented above were determined in accordance with the Basel III Capital Rules while the December 31, 2014 capital ratios were calculated under the prior capital standards. The impact of transitioning to the Basel III Capital Rules was a decrease of approximately 15 basis points in the risk-based capital ratios, primarily as a result of the changes in risk-weightings. In addition, $124.5 million of capital instruments that were previously included in Tier I capital are now only included in Total capital under the Basel III Capital Rules. This transition resulted in an additional 90 basis point decrease in the Tier I capital ratio.

The $150 million of subordinated debt issued in June 2015 is a component of Total capital, which increased this capital ratio by 110 basis points. The proceeds from this issuance were used to redeem $150 million of trust preferred securities, which are also a component of Total capital, in July 2015. Accordingly, because of the timing difference between the subordinated debt issuance in the second quarter and the redemption of the trust preferred securities in the third quarter, this ratio will decrease as of September 30, 2015.

Liquidity
The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers who, as depositors, may want to withdraw funds or who, as borrowers, may need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term and long-term needs.

The Corporation maintains liquidity sources in the form of demand and savings deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those accounts and borrowings. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net income if rates on interest-earning assets do not experience a proportionate increase. Borrowing availability with the FHLB and the Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2015, the Corporation had $778.0 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.7 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2015, the Corporation had aggregate availability under Federal funds lines of $1.2 billion with no borrowings outstanding on those lines. As of June 30, 2015, the Corporation had a repurchase agreement relationship with a community bank, with a balance of $5.1 million, classified as Federal funds purchased. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount

Window borrowings. As of June 30, 2015, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2015 generated $77.0 million of cash, mainly due to net income, partially offset by the impact of non-cash expenses, most notably a net increase in loans held for sale. Cash used in investing activities was $248.3 million, due mainly to a net increase in investment securities and an increase in loans, partially offset by a decrease in short-term investments. Net cash provided by financing activities was $166.0 million due to increases in deposits, short-term borrowings and additions to long-term debt, partially offset by repayments of long-term debt, common stock cash dividends and purchases of treasury stock.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of June 30, 2015, equity investments consisted of $27.2 million of common stocks of publicly traded financial institutions, and $5.8 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $18.2 million and a fair value of $27.2 million at June 30, 2015, including an investment in a single financial institution with a cost basis of $10.7 million and a fair value of $15.7 million. The fair value of this investment accounted for 57.7% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. As of June 30, 2015, the financial institutions stock portfolio had $9.0 million of net unrealized gains, comprised mostly of unrealized gains.
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
Municipal Securities
As of June 30, 2015, the Corporation owned municipal securities issued by various municipalities with a total fair value of $236.5 million. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of June 30, 2015, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 82% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Certificates
As of June 30, 2015, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $106.5 million and a fair value of $98.6 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, since early 2008, market auctions for these securities failed due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of June 30, 2015, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model, prepared by a third-party valuation expert, produced fair values that assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2015, all of the ARCs were rated above investment grade, with approximately $6 million, or 6%, "AAA" rated and $93 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. As of June 30, 2015, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of June 30, 2015:

	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$47,613	$43,378
Subordinated debt	47,595	49,716
Pooled trust preferred securities	—	530
Corporate debt securities issued by financial institutions	$95,208	$93,624

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.2 million at June 30, 2015. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three and six months ended June 30, 2015 or 2014. Seven of the Corporation's 19 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $13.1 million as of June 30, 2015. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Single-issuer trust preferred securities with an amortized cost of $4.7 million and an estimated fair value of $3.8 million at June 30, 2015 were not rated by any ratings agency.
As of June 30, 2015, the Corporation held two pooled trust preferred securities with an amortized cost of $0 and an estimated fair value of $530,000, that were rated below investment grade by at least one ratings agency, and with ratings ranging from "C" to "Ca". The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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
See Note 13, "Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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
From a liquidity standpoint, the Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, may need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on outstanding loans and investments and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term and long-term needs.

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of June 30, 2015. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$946,054	$481,703	$353,811	$383,730	$211,854	$645,324	$3,022,476	$3,009,913
Average rate	3.70%	4.32%	4.16%	4.54%	4.47%	3.76%	4.03%

Floating rate loans (1) (2)	2,334,773	1,564,927	1,269,282	1,078,292	1,320,279	2,651,559	10,219,112	10,116,966
Average rate	3.66%	3.80%	3.82%	3.84%	3.78%	3.79%	3.77%

Fixed rate investments (3)	422,647	326,186	253,320	222,175	205,633	828,371	2,258,332	2,263,077
Average rate	2.80%	2.88%	2.73%	2.57%	2.51%	2.57%	2.67%

Floating rate investments (3)	4,979	4,964	106,538	24	—	40,185	156,690	144,699
Average rate	0.98%	0.96%	0.87%	2.01%	—%	1.47%	1.03%

Other interest-earning assets	356,198	—	—	—	—	65,106	421,304	421,304
Average rate	0.52%	—%	—%	—%	—%	5.07%	1.22%

Total	$4,064,651	$2,377,780	$1,982,951	$1,684,221	$1,737,766	$4,230,545	$16,077,914	$15,955,959
Average rate	3.30%	3.78%	3.58%	3.83%	3.71%	3.54%	3.57%

Fixed rate deposits (4)	$1,306,608	$475,613	$284,195	$335,383	$252,582	$22,974	$2,677,355	$2,697,218
Average rate	0.70%	1.08%	1.37%	2.04%	2.06%	1.93%	1.14%

Floating rate deposits (5)	4,794,360	844,410	550,886	302,838	278,652	252,043	7,023,189	6,998,925
Average rate	0.16%	0.11%	0.10%	0.08%	0.08%	0.11%	0.15%

Fixed rate borrowings (6)	181,399	551,684	630	50,660	75,047	256,725	1,116,145	1,146,794
Average rate	5.44%	4.49%	4.66%	1.88%	1.84%	4.58%	4.37%

Floating rate borrowings (7)	409,035	—	—	—	—	16,496	425,531	415,051
Average rate	0.20%	—%	—%	—%	—%	2.41%	0.28%

Total	$6,691,402	$1,871,707	$835,711	$688,881	$606,281	$548,238	$11,242,220	$11,257,988
Average rate	0.41%	1.64%	0.53%	1.17%	1.12%	2.35%	0.81%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $2.6 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $10.2 billion of floating rate loans above are $3.4 billion of loans, or 33.3% of the total, that float with the prime interest rate, $2.2 billion, or 21.6%, of loans that float with other interest rates, primarily the London Interbank Offered Rate ("LIBOR"), and $4.6 billion, or 45.1%, of adjustable rate loans. The $4.6 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at June 30, 2015, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	32.4%
Two years	17.9
Three years	17.9
Four years	13.0
Five years	11.2
Greater than five years	7.6
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
The following table summarizes the expected impact of abrupt interest rate changes on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 75.7 million	+15.6%
+200 bp	+ $ 48.6 million	+10.0
+100 bp	+ $ 21.2 million	+4.4
–100 bp	– $ 19.2 million	–4.0

(1)	These results include the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of June 30, 2015, the Corporation was within policy limits for every 100 basis point shock.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation and its subsidiaries are involved in various legal proceedings in the ordinary course of business of the Corporation. The Corporation periodically evaluates the possible impact of pending litigation matters based on, among other factors, the advice of counsel, available insurance coverage and recorded liabilities and reserves for probable legal liabilities and costs. In addition, from time to time, the Corporation is the subject of investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other industry participants. These inquiries could lead to administrative, civil or criminal proceedings, and could possibly result in fines, penalties, restitution or the need to alter the Corporation’s business practices, and cause the Corporation to incur additional costs. The Corporation’s practice is to cooperate fully with regulatory and governmental investigations. During the second quarter of 2015, Fulton Bank, N.A. (the "Bank"), the Corporation’s largest banking subsidiary, received a letter from the U.S. Department of Justice (the "Department") indicating that the Department had initiated an investigation regarding potential violations of fair lending laws by the Bank in certain of its geographies. The Bank is cooperating with the Department and responding to the Department’s request for information. Although this matter appears to be at a preliminary stage, it could result in legal proceedings the resolution of which could potentially involve a settlement, fines or other remedial actions.

The Corporation and each of its banking subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent ("Consent Orders"), generally require, among other things, that the Corporation and its subsidiary banks undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program. Further information pertaining to the Consent Orders was previously disclosed by the Corporation in Part II, Item 9B of its Annual Report on Form 10-K and in its Form 10-K/A each for the year ended December 31, 2014 and filed with the SEC on February 27, 2015 and June 8, 2015, respectively; in its Form 10-Q for the quarter-ended March 31, 2015 filed with the SEC on May 11, 2015; and in Current Reports on Form 8-K filed with the SEC on July 18, September 9, and December 29, 2014.

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial condition of the Corporation. However, legal proceedings are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Corporation’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	2,510,174	$11.47	2,510,174	$41,217,080
May 1, 2015 to May 31, 2015	818,000	$12.51	818,000	$30,987,418
June 1, 2015 to June 30, 2015	—	—	—	$30,987,418

In November 2014, the Corporation entered into an accelerated share repurchase agreement ("ASR") with a third party to repurchase $100.0 million of shares of its common stock, pursuant to a share repurchase program for a like amount of the Corporation's outstanding common stock announced on November 12, 2014. Under the terms of the ASR, the Corporation paid $100.0 million to the third party in November 2014 and received an initial delivery of 6.5 million shares, representing 80% of the shares expected to be delivered under the ASR, based on the closing price for the Corporation’s shares on November 13, 2014. In April 2015, the third party delivered an additional 1.8 million shares of common stock pursuant to the terms of the ASR, thereby completing the $100.0 million ASR. The Corporation repurchased a total of 8.3 million shares of common stock under the ASR at an average price of $12.05 per share.

On April 21, 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2015. Repurchased shares may be added to treasury stock, at cost, and will be used for general corporate purposes. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. Through June 30, 2015, 1.5 million shares had been repurchased under this program for a total cost of $19.0 million, or $12.36 per share.

No stock repurchases were made outside the programs and all repurchases were made in accordance with the guidelines of Rule 10b-18 and in compliance with Regulation M.

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

FULTON FINANCIAL CORPORATION

Date:	August 7, 2015	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	August 7, 2015	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2011.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on an Amended Form 8-K dated September 23, 2014.

10.1	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective July 1, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended June 30, 2015, filed on August 7, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.