Form 10-Q
period 2015-09-30
FULTON FINANCIAL CORP
filed 2015-11-06
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015, or

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
Common Stock, $2.50 Par Value –174,031,000 shares outstanding as of October 30, 2015.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and due from banks	$93,803	$105,702
Interest-bearing deposits with other banks	510,943	358,130
Federal Reserve Bank and Federal Home Loan Bank stock	68,977	64,953
Loans held for sale	26,937	17,522
Available for sale investment securities	2,436,337	2,323,371
Loans, net of unearned income	13,536,361	13,111,716
Less: Allowance for loan losses	(167,136)	(184,144)
Net Loans	13,369,225	12,927,572
Premises and equipment	225,705	226,027
Accrued interest receivable	42,846	41,818
Goodwill and intangible assets	531,562	531,803
Other assets	531,724	527,869
Total Assets	$17,838,059	$17,124,767
LIABILITIES
Deposits:
Noninterest-bearing	$3,906,228	$3,640,623
Interest-bearing	10,178,166	9,726,883
Total Deposits	14,084,394	13,367,506
Short-term borrowings:
Federal funds purchased	5,527	6,219
Other short-term borrowings	426,104	323,500
Total Short-Term Borrowings	431,631	329,719
Accrued interest payable	14,727	18,045
Other liabilities	301,970	273,419
Federal Home Loan Bank advances and long-term debt	979,433	1,139,413
Total Liabilities	15,812,155	15,128,102
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 218.6 million shares issued in 2015 and 218.2 million shares issued in 2014	546,444	545,555
Additional paid-in capital	1,447,569	1,420,523
Retained earnings	622,237	558,810
Accumulated other comprehensive loss	(13,219)	(17,722)
Treasury stock, at cost, 44.8 million shares in 2015 and 39.3 million shares in 2014	(577,127)	(510,501)
Total Shareholders’ Equity	2,025,904	1,996,665
Total Liabilities and Shareholders’ Equity	$17,838,059	$17,124,767

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$131,804	$133,741	$391,491	$397,011
Investment securities:
Taxable	11,252	12,278	33,478	37,962
Tax-exempt	1,904	2,219	5,872	6,865
Dividends	190	339	834	996
Loans held for sale	194	237	632	585
Other interest income	884	976	3,922	3,065
Total Interest Income	146,228	149,790	436,229	446,484
INTEREST EXPENSE
Deposits	10,217	8,998	30,093	25,579
Short-term borrowings	92	297	272	1,470
Long-term debt	10,225	11,129	33,669	32,606
Total Interest Expense	20,534	20,424	64,034	59,655
Net Interest Income	125,694	129,366	372,195	386,829
Provision for credit losses	1,000	3,500	(500)	9,500
Net Interest Income After Provision for Credit Losses	124,694	125,866	372,695	377,329
NON-INTEREST INCOME
Service charges on deposit accounts	12,982	12,801	37,188	37,064
Investment management and trust services	11,237	11,120	33,137	33,417
Other service charges and fees	10,965	9,954	31,316	29,407
Mortgage banking income	3,864	4,038	13,891	13,384
Investment securities gains, net:
Net gains on sales of investment securities	1,730	99	8,290	1,223
Net other-than-temporary impairment losses	—	(18)	—	(30)
Investment securities gains, net	1,730	81	8,290	1,193
Other	3,996	3,906	12,178	10,813
Total Non-Interest Income	44,774	41,900	136,000	125,278
NON-INTEREST EXPENSE
Salaries and employee benefits	65,308	62,434	195,365	185,623
Net occupancy expense	10,710	11,582	36,211	36,649
Other outside services	7,373	8,632	21,248	19,684
Loss on redemption of trust preferred securities	5,626	—	5,626	—
Data processing	5,105	4,689	14,767	12,816
Software	3,984	3,353	10,678	9,487
Equipment expense	3,595	3,307	10,888	10,269
FDIC insurance expense	2,867	2,882	8,574	8,186
Professional fees	2,828	3,252	8,430	9,715
Supplies and postage	2,708	2,560	7,803	7,337
Marketing	2,102	1,798	5,570	5,719
Telecommunications	1,587	1,587	4,920	5,193
Operating risk loss	1,136	1,242	2,637	3,786
Other real estate owned and repossession expense	1,016	1,303	2,507	3,034
Intangible amortization	5	314	241	944
Other	8,939	6,863	26,256	23,084
Total Non-Interest Expense	124,889	115,798	361,721	341,526
Income Before Income Taxes	44,579	51,968	146,974	161,081
Income taxes	10,328	13,402	36,007	41,136
Net Income	$34,251	$38,566	$110,967	$119,945

PER SHARE:
Net Income (Basic)	$0.20	$0.21	$0.63	$0.64
Net Income (Diluted)	0.20	0.21	0.63	0.64
Cash Dividends	0.09	0.08	0.27	0.24
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014

Net Income	$34,251	$38,566	$110,967	$119,945
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	7,857	(3,011)	5,841	23,912
Reclassification adjustment for postretirement amendment gains included in net income	—	—	—	(944)
Reclassification adjustment for securities gains included in net income	(1,124)	(52)	(5,388)	(775)
Reclassification adjustment for loss on derivative financial instruments included in net income	2,456	—	2,456	—
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	—	138	125	650
Amortization of unrealized loss on derivative financial instruments	3	34	71	102
Unrecognized postretirement income arising due to plan amendment	—	—	—	2,144
Amortization of net unrecognized pension and postretirement items	466	104	1,398	304
Other Comprehensive Income (Loss)	9,658	(2,787)	4,503	25,393
Total Comprehensive Income	$43,909	$35,779	$115,470	$145,338

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665
Net income				110,967			110,967
Other comprehensive income					4,503		4,503
Stock issued, including related tax benefits	613	889	2,675			3,374	6,938
Stock-based compensation awards			4,371				4,371
Acquisition of treasury stock	(3,976)					(50,000)	(50,000)
Settlement of accelerated stock repurchase agreement	(1,790)		20,000			(20,000)	—
Common stock cash dividends - $0.27 per share				(47,540)			(47,540)
Balance at September 30, 2015	173,771	$546,444	$1,447,569	$622,237	$(13,219)	$(577,127)	$2,025,904

Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				119,945			119,945
Other comprehensive income					25,393		25,393
Stock issued, including related tax benefits	506	639	1,059			3,767	5,465
Stock-based compensation awards			4,310				4,310
Acquisition of treasury stock	(8,000)					(95,255)	(95,255)
Common stock cash dividends - $0.24 per share				(45,039)			(45,039)
Balance at September 30, 2014	185,158	$545,207	$1,438,343	$538,749	$(11,948)	$(432,345)	$2,078,006

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$110,967	$119,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(500)	9,500
Depreciation and amortization of premises and equipment	20,302	18,412
Net amortization of investment securities premiums	5,369	4,399
Net gains on sales of investment securities	(8,290)	(1,193)
Net increase in loans held for sale	(9,415)	(3,861)
Amortization of intangible assets	241	944
Stock-based compensation	4,371	4,310
Excess tax benefits from stock-based compensation	(86)	(54)
Loss on redemption of trust preferred securities	5,626	—
(Increase) decrease in accrued interest receivable	(1,028)	493
Decrease (increase) in other assets	6,683	(1,909)
(Decrease) increase in accrued interest payable	(3,318)	2,207
Increase (decrease) in other liabilities	3,995	(5,315)
Total adjustments	23,950	27,933
Net cash provided by operating activities	134,917	147,878
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	29,309	15,219
Proceeds from maturities of securities available for sale	317,813	273,688
Purchase of securities available for sale	(444,111)	(164,676)
Increase in short-term investments	(156,837)	(129,418)
Net increase in loans	(440,681)	(271,494)
Net purchases of premises and equipment	(19,980)	(16,832)
Net cash used in investing activities	(714,487)	(293,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	852,611	768,979
Net (decrease) increase in time deposits	(135,723)	73,462
Increase (decrease) in short-term borrowings	101,912	(693,677)
Additions to long-term debt	347,778	140,000
Repayments of long-term debt	(509,606)	(5,295)
Net proceeds from issuance of common stock	6,852	5,411
Excess tax benefits from stock-based compensation	86	54
Dividends paid	(46,239)	(45,638)
Acquisition of treasury stock	(50,000)	(95,255)
Net cash provided by financing activities	567,671	148,041
Net (Decrease) Increase in Cash and Due From Banks	(11,899)	2,406
Cash and Due From Banks at Beginning of Period	105,702	218,540
Cash and Due From Banks at End of Period	$93,803	$220,946
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$67,352	$57,448
Income taxes	9,168	16,632
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recent Accounting Standards

Effective January 1, 2015, the Corporation adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Update 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASC Update 2014-01 provides guidance on accounting for investments made by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low income housing tax credit. The Corporation has made certain investments in partnerships that generate tax credits under various federal programs which promote investment in low and moderate income housing and local economic development. The net income tax benefit associated with these investments, which consists of the amortization of the investments net of tax benefit, and the income tax credits earned on the investments recorded in income taxes on the consolidated income statements was $2.3 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $7.1 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the Corporation’s tax credit investments, included in other assets on the consolidated balance sheets, totaled $164.0 million and $155.6 million, respectively. The adoption of this ASC update did not have a material impact on the Corporation's consolidated financial statements for the three or nine months ended September 30, 2015 or 2014.

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

In April 2015, the FASB issued ASC Update 2015-03, "Interest - Imputation of Interest" and updated ASC Update 2015-03 with the issuance of ASC Update 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” in August of 2015. ASC Update 2015-03 simplifies the presentation of debt issuances costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets. The costs will continue to be amortized to interest expense using the effective interest method. ASC Update 2015-03 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2015-03 to have a material impact on its consolidated financial statements.

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
A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Weighted average shares outstanding (basic)	174,338	186,109	176,399	187,893
Impact of common stock equivalents	1,004	846	1,029	970
Weighted average shares outstanding (diluted)	175,342	186,955	177,428	188,863
For the three and nine months ended September 30, 2015, 1.5 million and 1.8 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2014, 2.5 million and 2.9 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE 3 – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2015
Unrealized gain on securities	$12,088	$(4,231)	$7,857
Reclassification adjustment for securities gains included in net income (1)	(1,730)	606	(1,124)
Reclassification adjustment for loss on derivative financial instruments included in net income (2)	3,778	(1,322)	2,456
Amortization of unrealized loss on derivative financial instruments	5	(2)	3
Amortization of net unrecognized pension and postretirement items (3)	717	(251)	466
Total Other Comprehensive Income	$14,858	$(5,200)	$9,658
Three months ended September 30, 2014
Unrealized loss on securities	$(4,629)	$1,618	$(3,011)
Reclassification adjustment for securities gains included in net income (1)	(81)	29	(52)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	212	(74)	138
Amortization of unrealized loss on derivative financial instruments	52	(18)	34
Amortization of net unrecognized pension and postretirement items (3)	160	(56)	104
Total Other Comprehensive Loss	$(4,286)	$1,499	$(2,787)

Nine months ended September 30, 2015
Unrealized gain on securities	$8,987	$(3,146)	$5,841
Reclassification adjustment for securities gains included in net income (1)	(8,290)	2,902	(5,388)
Reclassification adjustment for loss on derivative financial instruments included in net income (2)	3,778	(1,322)	2,456
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	192	(67)	125
Amortization of unrealized loss on derivative financial instruments	110	(39)	71
Amortization of net unrecognized pension and postretirement items (3)	2,151	(753)	1,398
Total Other Comprehensive Income	$6,928	$(2,425)	$4,503
Nine months ended September 30, 2014
Unrealized gain on securities	$36,790	$(12,878)	$23,912
Reclassification adjustment for securities gains included in net income (1)	(1,193)	418	(775)
Reclassification adjustment for postretirement gains included in net income (3)	(1,452)	508	(944)
Non-credit related unrealized gains (losses) on other-than-temporarily impaired debt securities	1,000	(350)	650
Amortization of unrealized loss on derivative financial instruments	157	(55)	102
Unrecognized pension and postretirement income	3,291	(1,147)	2,144
Amortization of net unrecognized pension and postretirement items (3)	469	(165)	304
Total Other Comprehensive Income	$39,062	$(13,669)	$25,393

(1)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Investment securities gains, net" on the consolidated statements of income. See Note 4, "Investment Securities," for additional details.

(2)
Amount reclassified out of accumulated other comprehensive income. Before-tax amount included within "Loss on Redemption of Trust Preferred Securities" on the consolidated statements of income. See Note 15, "Long-Term Debt," for additional details.

(3)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included within "Salaries and employee benefits" on the consolidated statements of income. See Note 8, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired		Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps		Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2015
Balance at June 30, 2015	$830		$344	$(2,478)		$(21,573)	$(22,877)
Other comprehensive loss before reclassifications	7,857		—	—		—	7,857
Amounts reclassified from accumulated other comprehensive income (loss)	(1,124)		—	3		466	(655)
Reclassification adjustment for loss on derivative financial instruments included in net income	—	—	—	2,456	—	—	2,456
Balance at September 30, 2015	$7,563		$344	$(19)		$(21,107)	$(13,219)
Three months ended September 30, 2014
Balance at June 30, 2014	$(580)		$1,434	$(2,614)		$(7,401)	$(9,161)
Other comprehensive income before reclassifications	(3,011)		138	—		—	(2,873)
Amounts reclassified from accumulated other comprehensive income (loss)	(63)		11	34		104	86
Balance at September 30, 2014	$(3,654)		$1,583	$(2,580)		$(7,297)	$(11,948)

Nine months ended September 30, 2015
Balance at December 31, 2014	$5,980		$1,349	$(2,546)		$(22,505)	$(17,722)
Other comprehensive income before reclassifications	5,841		125	—		—	5,966
Amounts reclassified from accumulated other comprehensive income (loss)	(4,258)		(1,130)	71		1,398	(3,919)
Reclassification adjustment for loss on derivative financial instruments included in net income	—		—	2,456		—	2,456
Balance at September 30, 2015	$7,563		$344	$(19)		$(21,107)	$(13,219)
Nine months ended September 30, 2014
Balance at December 31, 2013	$(27,510)		$1,652	$(2,682)		$(8,801)	$(37,341)
Other comprehensive income before reclassifications	23,912		650	—		2,144	26,706
Amounts reclassified from accumulated other comprehensive income (loss)	(56)		(719)	102		(640)	(1,313)
Balance at September 30, 2014	$(3,654)		$1,583	$(2,580)		$(7,297)	$(11,948)

NOTE 4 – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2015
Equity securities	$16,087	$7,453	$(8)	$23,532
U.S. Government sponsored agency securities	48,320	231	—	48,551
State and municipal securities	234,868	5,430	(62)	240,236
Corporate debt securities	102,297	2,935	(5,291)	99,941
Collateralized mortgage obligations	879,738	5,638	(11,077)	874,299
Mortgage-backed securities	1,036,193	16,845	(1,133)	1,051,905
Auction rate securities	106,661	—	(8,788)	97,873
	$2,424,164	$38,532	$(26,359)	$2,436,337

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2014
Equity securities	$33,469	$14,167	$(13)	$47,623
U.S. Government securities	200	—	—	200
U.S. Government sponsored agency securities	209	5	—	214
State and municipal securities	238,250	7,231	(266)	245,215
Corporate debt securities	99,016	5,126	(6,108)	98,034
Collateralized mortgage obligations	917,395	5,705	(20,787)	902,313
Mortgage-backed securities	914,797	16,978	(2,944)	928,831
Auction rate securities	108,751	—	(7,810)	100,941
	$2,312,087	$49,212	$(37,928)	$2,323,371
Securities carried at $1.8 billion as of September 30, 2015 and $1.7 billion as of December 31, 2014 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $22.4 million at September 30, 2015 and $41.8 million at December 31, 2014) and other equity investments (estimated fair value of $1.1 million at September 30, 2015 and $5.8 million at December 31, 2014).
As of September 30, 2015, the financial institutions stock portfolio had a cost basis of $15.1 million and an estimated fair value of $22.4 million, including an investment in a single financial institution with a cost basis of $8.5 million and an estimated fair value of $12.8 million. The estimated fair value of this investment accounted for 57.1% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 5% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of September 30, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$62,247	$63,023
Due from one year to five years	104,989	107,283
Due from five years to ten years	132,930	136,571
Due after ten years	191,980	179,724
	492,146	486,601
Collateralized mortgage obligations	879,738	874,299
Mortgage-backed securities	1,036,193	1,051,905
	$2,408,077	$2,412,805
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Other-than- temporary Impairment Losses	Net Gains (Losses)
Three months ended September 30, 2015	(in thousands)
Equity securities	$1,730	$—	$—	$1,730
Debt securities	—	—	—	—
Total	$1,730	$—	$—	$1,730
Three months ended September 30, 2014
Equity securities	$99	$—	$—	$99
Debt securities	—	—	(18)	(18)
Total	$99	$—	$(18)	$81

Nine months ended September 30, 2015
Equity securities	$5,990	$—	$—	$5,990
Debt securities	2,300	—	—	2,300
Total	$8,290	$—	$—	$8,290
Nine months ended September 30, 2014
Equity securities	$100	$—	$(12)	$88
Debt securities	1,446	(323)	(18)	1,105
Total	$1,546	$(323)	$(30)	$1,193

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at September 30, 2015 and 2014:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(11,510)	$(17,214)	$(16,242)	$(20,691)
Additions for credit losses recorded which were not previously recognized as components of earnings	—	(18)	—	(18)
Reductions for securities sold during the period	—	—	4,730	3,472
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	2	5
Balance of cumulative credit losses on debt securities, end of period	$(11,510)	$(17,232)	$(11,510)	$(17,232)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	11,892	(62)	—	—	11,892	(62)
Corporate debt securities	7,968	(15)	33,718	(5,276)	41,686	(5,291)
Collateralized mortgage obligations	30,723	(62)	493,703	(11,015)	524,426	(11,077)
Mortgage-backed securities	161,097	(443)	67,071	(690)	228,168	(1,133)
Auction rate securities	—	—	97,873	(8,788)	97,873	(8,788)
Total debt securities	211,680	(582)	692,365	(25,769)	904,045	(26,351)
Equity securities	—	—	13	(8)	13	(8)
	$211,680	$(582)	$692,378	$(25,777)	$904,058	$(26,359)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2015.
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
As of September 30, 2015, all of the ARCs were rated above investment grade, with approximately $5.4 million, or 6%, "AAA" rated and $92.4 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government.
As of September 30, 2015, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with an estimated fair value of $97.9 million were not subject to any other-than-temporary impairment charges as of September 30, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2015 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	September 30, 2015		December 31, 2014
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$46,624	$41,787	$47,569	$42,016
Subordinated debt	51,625	53,576	47,530	50,023
Pooled trust preferred securities	—	530	2,010	4,088
Corporate debt securities issued by financial institutions	98,249	95,893	97,109	96,127
Other corporate debt securities	4,048	4,048	1,907	1,907
Available for sale corporate debt securities	$102,297	$99,941	$99,016	$98,034

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.8 million at September 30, 2015. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three or nine months ended September 30, 2015 or 2014. Seven of the Corporation's 19 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $13.2 million at September 30, 2015. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $2.7 million at September 30, 2015 were not rated by any ratings agency.
During the nine months ended September 30, 2015, the Corporation sold three pooled trust preferred securities with a total amortized cost of $1.9 million, for a gain of $2.3 million. As of September 30, 2015, both of the Corporation's remaining pooled trust preferred securities, with an amortized cost of $0 and an estimated fair value of $530,000, were rated below investment grade by at least one ratings agency, with ratings ranging from "C" to "Ca". The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool. The Corporation determines the fair value of pooled trust preferred securities based on quotes provided by third-party brokers.
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
Based on management’s evaluations, corporate debt securities with a fair value of $99.9 million were not subject to any other-than-temporary impairment charges as of September 30, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Real-estate - commercial mortgage	$5,339,928	$5,197,155
Commercial - industrial, financial and agricultural	3,929,908	3,725,567
Real-estate - home equity	1,693,649	1,736,688
Real-estate - residential mortgage	1,382,085	1,377,068
Real-estate - construction	769,565	690,601
Consumer	271,696	265,431
Leasing and other	161,911	127,562
Overdrafts	2,614	4,021
Loans, gross of unearned income	13,551,356	13,124,093
Unearned income	(14,995)	(12,377)
Loans, net of unearned income	$13,536,361	$13,111,716

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

The following table presents the components of the allowance for credit losses:

	September 30, 2015	December 31, 2014
	(in thousands)
Allowance for loan losses	$167,136	$184,144
Reserve for unfunded lending commitments	2,259	1,787
Allowance for credit losses	$169,395	$185,931

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$169,453	$193,442	$185,931	$204,917
Loans charged off	(5,561)	(9,604)	(26,697)	(31,348)
Recoveries of loans previously charged off	4,503	3,770	10,661	8,039
Net loans charged off	(1,058)	(5,834)	(16,036)	(23,309)
Provision for credit losses	1,000	3,500	(500)	9,500
Balance at end of period	$169,395	$191,108	$169,395	$191,108

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2015
Balance at June 30, 2015	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485
Loans charged off	(660)	(1,640)	(940)	(1,035)	(114)	(650)	(522)	—	(5,561)
Recoveries of loans previously charged off	842	1,598	304	201	898	314	346	—	4,503
Net loans charged off	182	(42)	(636)	(834)	784	(336)	(176)	—	(1,058)
Provision for loan losses (1)	825	(405)	180	(609)	(964)	282	223	1,177	709
Balance at September 30, 2015	$51,687	$48,723	$22,050	$21,344	$7,569	$2,554	$1,662	$11,547	$167,136
Three months ended September 30, 2014
Balance at June 30, 2014	$49,842	$49,084	$32,041	$32,744	$11,331	$3,306	$1,851	$11,486	$191,685
Loans charged off	(1,557)	(5,167)	(1,492)	(231)	(313)	(538)	(306)	—	(9,604)
Recoveries of loans previously charged off	1,167	1,013	336	95	470	448	241	—	3,770
Net loans charged off	(390)	(4,154)	(1,156)	(136)	157	(90)	(65)	—	(5,834)
Provision for loan losses (1)	(278)	6,110	406	397	(312)	244	180	(3,121)	3,626
Balance at September 30, 2014	$49,174	$51,040	$31,291	$33,005	$11,176	$3,460	$1,966	$8,365	$189,477
Nine months ended September 30, 2015
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans charged off	(3,011)	(14,669)	(2,578)	(3,099)	(201)	(1,787)	(1,352)	—	(26,697)
Recoveries of loans previously charged off	1,729	3,855	744	547	2,276	923	587	—	10,661
Net loans charged off	(1,282)	(10,814)	(1,834)	(2,552)	2,075	(864)	(765)	—	(16,036)
Provision for loan losses (1)	(524)	8,159	(4,387)	(5,176)	(4,262)	403	628	4,187	(972)
Balance at September 30, 2015	$51,687	$48,723	$22,050	$21,344	$7,569	$2,554	$1,662	$11,547	$167,136
Nine months ended September 30, 2014
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans charged off	(5,084)	(15,804)	(4,377)	(2,166)	(745)	(1,738)	(1,434)	—	(31,348)
Recoveries of loans previously charged off	1,641	2,532	869	319	852	1,059	767	—	8,039
Net loans charged off	(3,443)	(13,272)	(3,508)	(1,847)	107	(679)	(667)	—	(23,309)
Provision for loan losses (1)	(3,042)	13,982	6,577	1,770	(1,580)	879	(737)	(7,843)	10,006
Balance at September 30, 2014	$49,174	$51,040	$31,291	$33,005	$11,176	$3,460	$1,966	$8,365	$189,477

(1)
The provision for loan losses excluded a $291,000 and $472,000 increase, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2015 and a $126,000 and $506,000 decrease, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2014. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $1.0 million and negative $500,000, respectively, for the three and nine months ended September 30, 2015 and $3.5 million and $9.5 million, respectively, for the three and nine months ended September 30, 2014.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at September 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$38,490	$36,002	$14,867	$7,921	$5,119	$2,535	$1,662	$11,547	$118,143
Evaluated for impairment under FASB ASC Section 310-10-35	13,197	12,721	7,183	13,423	2,450	19	—	N/A	48,993
	$51,687	$48,723	$22,050	$21,344	$7,569	$2,554	$1,662	$11,547	$167,136

Loans, net of unearned income at September 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$5,273,819	$3,885,956	$1,679,471	$1,330,778	$750,629	$271,667	$149,530	N/A	$13,341,850
Evaluated for impairment under FASB ASC Section 310-10-35	66,109	43,952	14,178	51,307	18,936	29	—	N/A	194,511
	$5,339,928	$3,929,908	$1,693,649	$1,382,085	$769,565	$271,696	$149,530	N/A	$13,536,361

Allowance for loan losses at September 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$32,951	$39,098	$21,666	$11,503	$6,009	$3,439	$1,966	$8,365	$124,997
Evaluated for impairment under FASB ASC Section 310-10-35	16,223	11,942	9,625	21,502	5,167	21	—	N/A	64,480
	$49,174	$51,040	$31,291	$33,005	$11,176	$3,460	$1,966	$8,365	$189,477

Loans, net of unearned income at September 30, 2014:
Measured for impairment under FASB ASC Subtopic 450-20	$5,095,263	$3,655,162	$1,719,049	$1,319,333	$658,822	$278,196	$111,148	N/A	$12,836,973
Evaluated for impairment under FASB ASC Section 310-10-35	61,716	36,100	13,987	52,700	28,906	23	—	N/A	193,432
	$5,156,979	$3,691,262	$1,733,036	$1,372,033	$687,728	$278,219	$111,148	N/A	$13,030,405

(1)
The unallocated allowance, which was approximately 7% and 4% of the total allowance for credit losses as of both September 30, 2015 and September 30, 2014, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

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

Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $500,000 negative provision for credit losses during the nine months ended September 30, 2015, compared to a $9.5 million provision for credit losses for the same period in 2014. The $10.0 million decrease in the provision for credit losses was driven by improvement in all credit quality measures, particularly net charge-off levels, across all loan portfolio segments.
All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis.
As of September 30, 2015 and December 31, 2014, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of September 30, 2015 and 2014, approximately 77% of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.

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
The following table presents total impaired loans by class segment:

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$31,961	$26,075	$—	$25,802	$23,236	$—
Commercial - secured	22,097	17,661	—	17,599	14,582	—
Commercial - unsecured	86	86	—	—	—	—
Real estate - home equity	—	—	—	—	—	—
Real estate - residential mortgage	6,607	6,201	—	4,873	4,873	—
Construction - commercial residential	13,353	10,417	—	18,041	14,801	—
Construction - commercial	1,295	1,143	—	1,707	1,581	—
	75,399	61,583		68,022	59,073
With a related allowance recorded:
Real estate - commercial mortgage	48,734	40,034	13,197	49,619	40,023	16,715
Commercial - secured	29,415	23,533	11,789	24,824	19,335	12,165
Commercial - unsecured	2,832	2,672	932	1,241	1,089	865
Real estate - home equity	18,854	14,178	7,183	19,392	13,458	9,224
Real estate - residential mortgage	54,604	45,106	13,423	56,607	46,478	18,592
Construction - commercial residential	9,613	6,019	1,985	14,007	7,903	2,675
Construction - commercial	1,223	1,077	363	1,501	1,023	459
Construction - other	452	280	102	452	281	137
Consumer - direct	14	14	10	19	19	17
Consumer - indirect	15	15	9	20	19	18
	165,756	132,928	48,993	167,682	129,628	60,867
Total	$241,155	$194,511	$48,993	$235,704	$188,701	$60,867
As of September 30, 2015 and December 31, 2014, there were $61.6 million and $59.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,216	$68	$23,056	$78	$26,033	$246	$23,524	244
Commercial - secured	17,609	28	18,903	29	16,142	74	20,014	98
Commercial - unsecured	43	—	—	—	22	—	—	—
Real estate - home equity	—	—	150	—	—	—	225	1
Real estate - residential mortgage	6,212	34	1,236	7	5,539	94	697	13
Construction - commercial residential	10,558	28	14,881	51	12,390	124	16,052	173
Construction - commercial	1,150	—	1,060	—	1,144	—	1,514	—
	60,788	158	59,286	165	61,270	538	62,026	529
With a related allowance recorded:
Real estate - commercial mortgage	40,572	110	38,469	130	40,116	368	37,794	394
Commercial - secured	22,386	36	19,764	30	23,668	111	21,404	101
Commercial - unsecured	2,788	1	850	1	1,981	4	847	3
Real estate - home equity	13,728	37	14,116	30	13,417	101	14,106	78
Real estate - residential mortgage	46,039	254	51,283	298	46,406	797	51,257	894
Construction - commercial residential	5,746	15	11,189	38	6,496	64	10,480	100
Construction - commercial	1,210	—	942	—	1,005	—	567	—
Construction - other	281	—	281	—	281	—	414	—
Consumer - direct	15	—	18	—	18	—	15	—
Consumer - indirect	15	—	6	—	17	—	4	—
	132,780	453	136,918	527	133,405	1,445	136,888	1,570
Total	$193,568	$611	$196,204	$692	$194,675	$1,983	$198,914	2,099

(1)
All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2015 and 2014 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate - commercial mortgage	$5,028,655	$4,899,016	$132,823	$127,302	$178,450	$170,837	$5,339,928	$5,197,155
Commercial - secured	3,579,389	3,333,486	97,617	120,584	105,820	110,544	3,782,826	3,564,614
Commercial - unsecured	138,709	146,680	3,568	7,463	4,805	6,810	147,082	160,953
Total commercial - industrial, financial and agricultural	3,718,098	3,480,166	101,185	128,047	110,625	117,354	3,929,908	3,725,567
Construction - commercial residential	144,329	136,109	16,763	27,495	29,429	40,066	190,521	203,670
Construction - commercial	514,969	409,631	1,693	12,202	5,204	5,586	521,866	427,419
Total construction (excluding Construction - other)	659,298	545,740	18,456	39,697	34,633	45,652	712,387	631,089
	$9,406,051	$8,924,922	$252,464	$295,046	$323,708	$333,843	$9,982,223	$9,553,811
% of Total	94.2%	93.4%	2.5%	3.1%	3.3%	3.5%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents a summary of delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate - home equity	$1,671,473	$1,711,017	$9,069	$10,931	$13,107	$14,740	$1,693,649	$1,736,688
Real estate - residential mortgage	1,336,877	1,321,139	17,501	26,934	27,707	28,995	1,382,085	1,377,068
Construction - other	56,482	59,180	—	—	696	332	57,178	59,512
Consumer - direct	98,576	104,018	2,697	2,891	1,961	2,414	103,234	109,323
Consumer - indirect	166,040	153,358	2,304	2,574	118	176	168,462	156,108
Total consumer	264,616	257,376	5,001	5,465	2,079	2,590	271,696	265,431
Leasing and other and overdrafts	148,980	118,550	464	523	86	133	149,530	119,206
	$3,478,428	$3,467,262	$32,035	$43,853	$43,675	$46,790	$3,554,138	$3,557,905
% of Total	97.9%	97.5%	0.9%	1.2%	1.2%	1.3%	100.0%	100.0%

(1)	Includes all accruing loans 31 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	September 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans	$132,154	$121,080
Accruing loans 90 days or more past due	12,867	17,402
Total non-performing loans	145,021	138,482
Other real estate owned (OREO)	10,561	12,022
Total non-performing assets	$155,582	$150,504
The following table presents TDRs, by class segment:

	September 30, 2015	December 31, 2014
	(in thousands)
Real-estate - residential mortgage	$29,330	$31,308
Real-estate - commercial mortgage	17,282	18,822
Commercial - secured	7,259	5,170
Construction - commercial residential	4,363	9,241
Real estate - home equity	3,954	2,975
Commercial - unsecured	140	67
Consumer - indirect	15	19
Consumer - direct	14	19
Total accruing TDRs	62,357	67,621
Non-accrual TDRs (1)	27,618	24,616
Total TDRs	$89,975	$92,237

(1)	Included within non-accrual loans in the preceding table detailing non-performing assets.

As of September 30, 2015 and December 31, 2014, there were $5.3 million and $3.9 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment as of September 30, 2015 and 2014, that were modified during the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30				Nine months ended September 30
	2015		2014		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial - secured	3	$1,380	3	$1,214	14	$9,203	4	$1,357
Real estate - home equity	14	562	6	764	39	1,793	26	1,627
Real estate - residential mortgage	2	229	3	256	10	1,295	18	2,092
Real estate - commercial mortgage	2	188	1	391	6	2,815	10	10,195
Construction - commercial residential	—	—	—	—	1	889	2	1,914
Commercial - unsecured	—	—	—	—	1	42	—	—
Consumer - indirect	—	—	—	—	1	13	4	7
Consumer - direct	—	—	—	—	—	—	6	8
Total	21	$2,359	13	$2,625	72	$16,050	70	$17,200

The following table presents TDRs, by class segment, as of September 30, 2015 and 2014, that were modified within the previous 12 months and had a post-modification payment default during the nine months ended September 30, 2015 and 2014. The Corporation defines a payment default as a single missed payment.

	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial - secured	6	$3,855	3	$415
Real estate - residential mortgage	4	500	8	1,147
Real estate - home equity	9	459	5	724
Real estate - commercial mortgage	2	233	1	35
Construction - commercial residential	—	—	3	2,509
Total	21	$5,047	20	$4,830

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2015
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$7,322	$1,169	$194	$48,827	$49,021	$57,512	$5,282,416	$5,339,928
Commercial - secured	6,909	4,536	1,414	33,935	35,349	46,794	3,736,032	3,782,826
Commercial - unsecured	2,380	15	65	2,618	2,683	5,078	142,004	147,082
Total commercial - industrial, financial and agricultural	9,289	4,551	1,479	36,553	38,032	51,872	3,878,036	3,929,908
Real estate - home equity	6,312	2,757	2,883	10,224	13,107	22,176	1,671,473	1,693,649
Real estate - residential mortgage	11,499	6,002	5,730	21,977	27,707	45,208	1,336,877	1,382,085
Construction - commercial residential	1,832	231	—	12,073	12,073	14,136	176,385	190,521
Construction - commercial	265	—	—	2,220	2,220	2,485	519,381	521,866
Construction - other	—	—	416	280	696	696	56,482	57,178
Total real estate - construction	2,097	231	416	14,573	14,989	17,317	752,248	769,565
Consumer - direct	1,398	1,299	1,961	—	1,961	4,658	98,576	103,234
Consumer - indirect	1,962	342	118	—	118	2,422	166,040	168,462
Total consumer	3,360	1,641	2,079	—	2,079	7,080	264,616	271,696
Leasing and other and overdrafts	449	15	86	—	86	550	148,980	149,530
Total	$40,328	$16,366	$12,867	$132,154	$145,021	$201,715	$13,334,646	$13,536,361

	December 31, 2014
	31-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$14,399	$3,677	$800	$44,437	$45,237	$63,313	$5,133,842	$5,197,155
Commercial - secured	4,839	958	610	28,747	29,357	35,154	3,529,460	3,564,614
Commercial - unsecured	395	65	9	1,022	1,031	1,491	159,462	160,953
Total commercial - industrial, financial and agricultural	5,234	1,023	619	29,769	30,388	36,645	3,688,922	3,725,567
Real estate - home equity	8,048	2,883	4,257	10,483	14,740	25,671	1,711,017	1,736,688
Real estate - residential mortgage	18,789	8,145	8,952	20,043	28,995	55,929	1,321,139	1,377,068
Construction - commercial residential	160	—	—	13,463	13,463	13,623	190,047	203,670
Construction - commercial	—	—	—	2,604	2,604	2,604	424,815	427,419
Construction - other	—	—	51	281	332	332	59,180	59,512
Total real estate - construction	160	—	51	16,348	16,399	16,559	674,042	690,601
Consumer - direct	2,034	857	2,414	—	2,414	5,305	104,018	109,323
Consumer - indirect	2,156	418	176	—	176	2,750	153,358	156,108
Total consumer	4,190	1,275	2,590	—	2,590	8,055	257,376	265,431
Leasing and other and overdrafts	357	166	133	—	133	656	118,550	119,206
Total	$51,177	$17,169	$17,402	$121,080	$138,482	$206,828	$12,904,888	$13,111,716

NOTE 6 – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of period	$41,598	$42,586	$42,148	$42,452
Originations of mortgage servicing rights	1,463	1,456	4,976	3,807
Amortization	(1,829)	(1,664)	(5,892)	(3,881)
Balance at end of period	$41,232	$42,378	$41,232	$42,378
MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.
The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. No valuation allowance was necessary as of September 30, 2015 or 2014. As of September 30, 2015, the estimated fair value of MSRs was $43.8 million, which exceeded their book value.

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense	$1,533	$1,288	$4,371	$4,310
Tax benefit	(489)	(358)	(1,403)	(1,067)
Stock-based compensation expense, net of tax	$1,044	$930	$2,968	$3,243

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

As of September 30, 2015, the Employee Equity Plan had 11.6 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 396,000 shares reserved for future grants through 2021.

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
The net periodic benefit cost for the Corporation’s Pension Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Service cost (1)	$145	$92	$435	$276
Interest cost	851	853	2,553	2,559
Expected return on plan assets	(752)	(811)	(2,256)	(2,432)
Net amortization and deferral	782	244	2,346	732
Net periodic benefit cost	$1,026	$378	$3,078	$1,135

(1)
The Pension Plan service cost recorded for the nine months ended September 30, 2015 and 2014 was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The Corporation currently provides medical and life insurance benefits under a postretirement benefits plan ("Postretirement Plan") to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998.
Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million gain during the nine months ended September 30, 2014, as a reduction to salaries and employee benefits on the consolidated statements of income. The gain resulted from the recognition of the remaining prior service cost prior to the amendment date as of December 31, 2013. In addition, this amendment resulted in a $3.4 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.
The net periodic cost (benefit) of the Corporation’s Postretirement Plan consisted of the following components, excluding the $1.5 million plan amendment gain in 2014:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Service cost (1)	$—	$—	$—	$15
Interest cost	52	48	156	157
Net accretion and deferral	(65)	(84)	(195)	(263)
Net periodic benefit	$(13)	$(36)	$(39)	$(91)

(1)	As a result of the plan amendment, additional participant benefits are not accrued under the Postretirement Plan after February 1, 2014.
The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the change in that funded status through other comprehensive income.

NOTE 9 – Derivative Financial Instruments
The Corporation manages its exposure to certain interest rate and foreign currency risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges, and none are entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair values recognized in earnings as components of non-interest income and non-interest expense on the consolidated statements of income.
Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages counterparty credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when the Corporation determines it is appropriate to do so and in accordance with counterparty contracts.
Mortgage Banking Derivatives
In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded within other assets and other liabilities, respectively, on the consolidated balance sheets, and changes in fair values during the period are recorded within mortgage banking income on the consolidated statements of income.
Interest Rate Swaps
The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments that are recorded at their fair value within other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded within other non-interest expense on the consolidated statements of income.
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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2015		December 31, 2014
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$121,546	$2,263	$89,655	$1,391
Negative fair values	172	(2)	301	(6)
Net interest rate locks with customers		2,261		1,385
Forward Commitments
Positive fair values	110	—	—	—
Negative fair values	117,389	(1,502)	93,802	(1,164)
Net forward commitments		(1,502)		(1,164)
Interest Rate Swaps with Customers
Positive fair values	681,647	37,436	468,080	19,716
Negative fair values	8,000	(87)	25,418	(198)
Net interest rate swaps with customers		37,349		19,518
Interest Rate Swaps with Dealer Counterparties
Positive fair values	8,000	87	25,418	198
Negative fair values	681,647	(37,436)	468,080	(19,716)
Net interest rate swaps with dealer counterparties		(37,349)		(19,518)
Foreign Exchange Contracts with Customers
Positive fair values	7,183	260	11,616	810
Negative fair values	7,091	(269)	5,250	(441)
Net foreign exchange contracts with customers		(9)		369
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	10,308	614	5,287	446
Negative fair values	8,630	(334)	13,572	(876)
Net foreign exchange contracts with correspondent banks		280		(430)
Net derivative fair value asset		$1,030		$160

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(in thousands)
Interest rate locks with customers	$1,041	$(1,092)	$876	$500
Forward commitments	(3,183)	1,374	(338)	(1,627)
Interest rate swaps with customers	18,266	(40)	17,831	10,300
Interest rate swaps with dealer counterparties	(18,266)	40	(17,831)	(10,300)
Foreign exchange contracts with customers	(197)	557	(378)	854
Foreign exchange contracts with correspondent banks	323	(527)	710	(893)
Net fair value gains (losses) on derivative financial instruments	$(2,016)	$312	$870	$(1,166)

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
The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2015	December 31, 2014
	(in thousands)
Cost	$26,186	$17,080
Fair value	26,937	17,522
During the three months ended September 30, 2015, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $531,000 compared to losses of $472,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $309,000 and $343,000, respectively.

NOTE 11 – Balance Sheet Offsetting
Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements.
The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers, disclosed in detail within Note 9, "Derivative Financial Instruments." Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default.
The Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swap contracts, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign currency exchange contracts in the event of default. For additional details, see Note 9, "Derivative Financial Instruments."
The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified within short-term borrowings on the consolidated balance sheets, while the securities underlying the repurchase agreements remain classified with investment securities on the consolidated balance sheets. The Corporation has no intention of setting off these amounts. Therefore, these repurchase agreements are not eligible for offset.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
September 30, 2015
Interest rate swap derivative assets	$37,523	$(87)	$—	$37,436
Foreign exchange derivative assets with correspondent banks	614	(334)	—	280
Total	$38,137	$(421)	$—	$37,716

Interest rate swap derivative liabilities	$37,523	$(87)	$(37,436)	$—
Foreign exchange derivative liabilities with correspondent banks	334	(334)	310	310
Total	$37,857	$(421)	$(37,126)	$310

December 31, 2014
Interest rate swap derivative assets	$19,914	$(206)	$—	$19,708
Foreign exchange derivative assets with correspondent banks	446	(446)	—	—
Total	$20,360	$(652)	$—	$19,708

Interest rate swap derivative liabilities	$19,914	$(206)	$(19,210)	$498
Foreign exchange derivative liabilities with correspondent banks	876	(446)	(310)	120
Total	$20,790	$(652)	$(19,520)	$618

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
The outstanding amounts of commitments to extend credit and letters of credit as of the dates indicated were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$5,635,629	$4,389,064
Standby letters of credit	390,501	382,465
Commercial letters of credit	36,365	32,304
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

The Corporation provides customary representations and warranties to investors that specify, among other things, that the loans have been underwritten to the standards established by the investor. The Corporation may be required to repurchase a loan, or reimburse the investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of September 30, 2015 and December 31, 2014, total outstanding repurchase requests were $851,000 and $543,000, respectively.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). No loans were sold under this program during the nine months ended September 30, 2015 or 2014. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of September 30, 2015, the unpaid principal balance of loans sold under the MPF Program was approximately $132 million. As of September 30, 2015 and December 31, 2014, the reserve for estimated credit losses related to loans sold under the MPF Program was $1.8 million and $2.3 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of September 30, 2015 and December 31, 2014, the total reserve for losses on residential mortgage loans sold was $2.5 million and $3.2 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of September 30, 2015 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$26,937	$—	$26,937
Available for sale investment securities:
Equity securities	23,532	—	—	23,532
U.S. Government sponsored agency securities	—	48,551	—	48,551
State and municipal securities	—	240,236	—	240,236
Corporate debt securities	—	96,761	3,180	99,941
Collateralized mortgage obligations	—	874,299	—	874,299
Mortgage-backed securities	—	1,051,905	—	1,051,905
Auction rate securities	—	—	97,873	97,873
Total available for sale investments	23,532	2,311,752	101,053	2,436,337
Other assets	16,253	39,787	—	56,040
Total assets	$39,785	$2,378,476	$101,053	$2,519,314
Other liabilities	$15,982	$39,027	$—	$55,009

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$17,522	$—	$17,522
Available for sale investment securities:
Equity securities	47,623	—	—	47,623
U.S. Government securities	—	200	—	200
U.S. Government sponsored agency securities	—	214	—	214
State and municipal securities	—	245,215	—	245,215
Corporate debt securities	—	90,126	7,908	98,034
Collateralized mortgage obligations	—	902,313	—	902,313
Mortgage-backed securities	—	928,831	—	928,831
Auction rate securities	—	—	100,941	100,941
Total available for sale investments	47,623	2,166,899	108,849	2,323,371
Other assets	17,682	21,305	—	38,987
Total assets	$65,305	$2,205,726	$108,849	$2,379,880
Other liabilities	$17,737	$21,084	$—	$38,821
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2015 and December 31, 2014 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 10, "Fair Value Option" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($22.4 million at September 30, 2015 and $41.8 million at December 31, 2014) and other equity investments ($1.1 million at September 30, 2015 and $5.8 million at December 31, 2014). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($53.6 million at September 30, 2015 and $50.0 million at December 31, 2014), single-issuer trust preferred securities issued by financial institutions ($41.8 million at September 30, 2015 and $42.0 million at December 31, 2014), pooled trust preferred securities issued by financial institutions ($530,000 at September 30, 2015 and $4.1 million at December 31, 2014) and other corporate debt issued by non-financial institutions ($4.0 million at September 30, 2015 and $1.9 million at December 31, 2014).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $39.2 million and $38.2 million of single-issuer trust preferred securities held at September 30, 2015 and December 31, 2014, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($530,000 at September 30, 2015 and $4.1 million at December 31, 2014) and certain single-issuer trust preferred securities ($2.7 million at September 30, 2015 and $3.8 million at December 31, 2014). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Other assets – Included within this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($15.4 million at September 30, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($874,000 at September 30, 2015 and $1.3 million at December 31, 2014). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.3 million at September 30, 2015 and $1.4 million at December 31, 2014) and the fair value of interest rate swaps ($37.5 million at September 30, 2015 and $19.9 million at December 31, 2014). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($15.4 million at September 30, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($603,000 at September 30, 2015 and $1.3 million at December 31, 2014). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.5 million at September 30, 2015 and $1.2 million at December 31, 2014) and the fair value of interest rate swaps ($37.5 million at September 30, 2015 and $19.9 million at December 31, 2014). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended September 30, 2015
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at June 30, 2015	$530	$3,820	$98,606
Unrealized adjustment to fair value (1)	—	(203)	(890)
Settlements - calls	—	(970)	—
Discount accretion (2)	—	3	157
Balance at September 30, 2015	$530	$2,650	$97,873

	Three months ended September 30, 2014
Balance at June 30, 2014	$4,275	$3,820	$146,931
Realized adjustment to fair value (3)	(18)	—	—
Unrealized adjustment to fair value (1)	230	47	1,280
Discount accretion (2)	—	2	262
Balance at September 30, 2014	$4,487	$3,869	$148,473

	Nine months ended September 30, 2015
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2014	$4,088	$3,820	$100,941
Sales	(3,633)	—	—
Unrealized adjustment to fair value (1)	190	(207)	(978)
Settlements - calls	(117)	(970)	(2,446)
Discount accretion (2)	2	7	356
Balance at September 30, 2015	$530	$2,650	$97,873

	Nine months ended September 30, 2014
Balance at December 31, 2013	$5,306	$3,781	$159,274
Sales	(1,394)	—	(11,912)
Realized adjustment to fair value (3)	(18)	—	—
Unrealized adjustment to fair value (1)	789	83	1,528
Settlements - calls	(200)	—	(1,081)
Discount accretion (2)	4	5	664
Balance at September 30, 2014	$4,487	$3,869	$148,473

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$145,518	$145,518
Other financial assets	—	—	51,794	51,794
Total assets	$—	$—	$197,312	$197,312

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$127,834	$127,834
Other financial assets	—	—	54,170	54,170
Total assets	$—	$—	$182,004	$182,004
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

•
Other financial assets – This category includes OREO ($10.6 million at September 30, 2015 and $12.0 million at December 31, 2014) and MSRs ($41.2 million at September 30, 2015 and $42.1 million at December 31, 2014), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2015 valuation were 11.6% and 9.6%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2015 and December 31, 2014. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	September 30, 2015		December 31, 2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$93,803	$93,803	$105,702	$105,702
Interest-bearing deposits with other banks	510,943	510,943	358,130	358,130
Federal Reserve Bank and Federal Home Loan Bank stock	68,977	68,977	64,953	64,953
Loans held for sale (1)	26,937	26,937	17,522	17,522
Available for sale investment securities (1)	2,436,337	2,436,337	2,323,371	2,323,371
Loans, net of unearned income (1)	13,536,361	13,428,016	13,111,716	13,030,543
Accrued interest receivable	42,846	42,846	41,818	41,818
Other financial assets (1)	174,835	174,835	169,764	169,764
FINANCIAL LIABILITIES
Demand and savings deposits	$11,148,667	$11,148,667	$10,296,055	$10,296,055
Time deposits	2,935,727	2,944,618	3,071,451	3,069,883
Short-term borrowings	431,631	431,631	329,719	329,719
Accrued interest payable	14,727	14,727	18,045	18,045
Other financial liabilities (1)	192,281	192,281	172,786	172,786
Federal Home Loan Bank advances and long-term debt	979,433	1,002,761	1,139,413	1,142,980

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

In April 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2015. Through September 30, 2015, approximately 4.0 million shares had been repurchased under this program for a total cost of $50.0 million, or $12.57 per share, completing this program.

NOTE 15 – Long-Term Debt

In June 2015, the Corporation issued $150.0 million of ten-year subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of approximately 4.69% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November.

The proceeds from the issuance of the subordinated notes were used to redeem $150.0 million of trust preferred securities in July 2015. The redeemed securities carried a fixed interest rate of 6.29% and an effective rate of 6.52%, and had a scheduled maturity of February 1, 2036. As a result of this transaction, the Corporation recorded a $5.6 million loss on redemption, included as a component of non-interest expense, in July 2015. The loss on redemption included $2.5 million, net of $1.3 million tax effect, that had been recorded as an other comprehensive loss at the time the trust preferred securities were issued related to a cash flow hedge. See Note 3, "Accumulated Other Comprehensive Income," for additional details.

NOTE 16 – Subsequent Event

In October 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2016. Repurchased shares will be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time.

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
The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2015	2014	2015	2014
Income before income taxes (in thousands)	$44,579	$51,968	$146,974	$161,081
Net income (in thousands)	$34,251	$38,566	$110,967	$119,945
Diluted net income per share	$0.20	$0.21	$0.63	$0.64
Return on average assets	0.78%	0.90%	0.86%	0.95%
Return on average equity	6.72%	7.32%	7.33%	7.72%
Net interest margin (1)	3.18%	3.39%	3.22%	3.42%
Non-performing assets to total assets	0.87%	0.91%	0.87%	0.91%
Annualized net charge-offs to average loans	0.03%	0.18%	0.16%	0.24%

(1)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.
Income before income taxes for the three months and nine months ended September 30, 2015 decreased $7.4 million, or 14.2%, and $14.1 million, or 8.8%, respectively, compared to the same periods of 2014. The Corporation's results for the three and nine months ended September 30, 2015 in comparison to the same periods in 2014 were most significantly impacted by declines in net interest income and increases in non-interest expense, partially offset by decreases in the provision for credit losses and higher non-interest income.
Following is a summary of financial highlights for the three and nine months ended September 30, 2015:
Net Interest Income and Net Interest Margin - For the three and nine months ended September 30, 2015, net interest income decreased $3.7 million, or 2.8%, and $14.6 million, or 3.8%, respectively, in comparison to the same periods in 2014.
For both the three and nine month periods, the decrease in net interest income resulted from the impact of lower net interest margins, partially offset by the impact of growth in interest-earning assets. In the third quarter of 2015, net interest margin decreased 21 basis points in comparison to the same period in 2014, mainly due to a 22 basis point decrease in yields on interest-earning assets. For the first nine months of 2015, the net interest margin decreased 20 basis points in comparison to the same period in 2014 as yields on interest-earning assets decreased 18 basis points and the cost of interest-bearing liabilities increased 5 basis points.
Average interest-earning assets increased $553.4 million, or 3.5%, in the third quarter of 2015 in comparison to the same period of 2014, mainly due to a $447.1 million, or 3.5%, increase in average loans and a $183.9 million, or 62.7%, increase in other interest-earning assets, partially offset by a $74.5 million, or 3.0%, decrease in average investment securities.

Average interest-earning assets increased $395.9 million, or 2.5%, in the first nine months of 2015 in comparison to the same period of 2014, primarily as a result of a $392.8 million, or 3.1%, increase in average loans and a $199.7 million, or 75.7%, increase in other interest-earning assets, partially offset by a $199.7 million, or 7.9%, decrease in average investment securities.
Average interest-bearing liabilities increased $127.3 million, or 1.1%, in the third quarter of 2015 in comparison to the third quarter of 2014, primarily due to a $469.2 million, or 4.9%, increase in interest-bearing deposits, partially offset by a $342.7 million, or 51.4%, decrease in short-term borrowings. Additional funding to support the increase in interest-earning assets was provided by a $390.1 million, or 11.1%, increase in noninterest-bearing deposits.
During the first nine months of 2015, average interest-bearing liabilities decreased $37.6 million, or 0.3%, in comparison to the first nine months of 2014 primarily due to a $634.7 million, or 65.2%, decrease in average short-term borrowings, offset by a $473.3 million, or 5.1%, increase in interest-bearing deposits and a $123.7 million, or 13.4%, increase in FHLB advances and long-term debt. Additional funding to support the increase in interest-earning assets was provided by a $407.0 million, or 12.1%, increase in noninterest-bearing deposits.
Asset Quality - The Corporation recorded a $1.0 million provision for credit losses during the three months ended September 30, 2015, compared to a $3.5 million provision for the same period in 2014. During the nine months ended September 30, 2015, the Corporation recorded a $500,000 negative provision for credit losses compared to a $9.5 million provision for the same period in 2014.
Annualized net charge-offs to average loans outstanding were 0.03% for the third quarter of 2015, compared to 0.18% for the third quarter of 2014. For the first nine months of 2015, annualized net charge-off to average loans outstanding were 0.16% compared to 0.24% for the same period of 2014.
Non-interest Income - For the three and nine months ended September 30, 2015, non-interest income, excluding investment securities gains, increased $1.2 million, or 2.9%, and $3.6 million, or 2.9%, respectively, in comparison to the same periods in 2014. The increase in the third quarter of 2015 compared to the third quarter of 2014 was primarily a result of an increase in other service charges and fees, partially offset by lower mortgage banking income. The increase realized during the first nine months of 2015 compared to the first nine months of 2014 resulted from increases in other service charges and fees, mortgage banking income and other income.
Gains on sales of investment securities for the three and nine months ended September 30, 2015 were $1.7 million and $8.3 million, respectively, as compared to $81,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2014.
Non-interest Expense - For the three and nine months ended September 30, 2015, non-interest expense increased $9.1 million, or 7.9%, and $20.2 million, or 5.9%, respectively, in comparison to the same periods in 2014. Included in non-interest expense for the three and nine months ended September 30, 2015 was a $5.6 million loss incurred on the redemption of trust preferred securities ("TruPS"). Excluding this loss, non-interest expense increased $3.5 million, or 3.0%, and $14.6 million, or 4.3%, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014.
In both 2015 and 2014, the Corporation implemented cost savings initiatives that mitigated the impact of elevated expenses related to the continued build out of its risk, compliance and information technology infrastructures. In both periods, these initiatives included branch consolidations, changes in employee benefits and reductions in staffing.
During the first nine months of 2015, these initiatives included the consolidation of 11 branches, modifications to retirement benefits and the elimination of certain positions. These actions resulted in implementation expenses of $2.1 million for the first nine months of 2015. The annualized expense reductions from all of these 2015 initiatives, when completed, are projected to be approximately $6.5 million, with $4.8 million expected to be realized in 2015.
In 2014, cost savings initiatives resulted in implementation expenses, net of associated gains, of $980,000 during the first nine months. Cost savings from these initiatives are estimated to be approximately $7.9 million annually.

The following table presents a summary of the 2015 and 2014 cost savings initiatives:

	Three months ended September 30, 2015		Nine months ended September 30, 2015		Estimated Expense Reductions for the Year Ending December 31, 2015	Estimated Annualized Cost Savings
	Implementation Expenses	Expense Reductions	Implementation Expenses	Expense Reductions
	(in thousands)
Branch consolidations	$70	$(660)	$1,640	$(825)	$(1,590)	$(3,050)
Modification of retirement benefits and staffing reductions	—	(870)	450	(2,365)	(3,235)	(3,470)
2015 cost savings initiatives	$70	$(1,530)	$2,090	$(3,190)	$(4,825)	$(6,520)

	Three months ended September 30, 2014		Nine months ended September 30, 2014		Actual Expense Reductions for the Year Ended December 31, 2014	Estimated Annualized Cost Savings
	Implementation Expenses	Expense Reductions	Implementation Expenses (Gains)	Expense Reductions
	(in thousands)
Branch consolidations	$—	$(800)	$2,080	$(1,600)	$(2,400)	$(3,200)
Subsidiary bank management reductions and other employee benefit reductions	—	(1,175)	(1,100)	(3,370)	(4,550)	(4,700)
2014 cost savings initiatives	$—	$(1,975)	$980	$(4,970)	$(6,950)	$(7,900)
Regulatory Enforcement Orders - During 2014 and 2015, the Corporation and each of its banking subsidiaries became subject to regulatory enforcement orders (the "Regulatory Orders") issued by banking regulatory agencies relating to identified deficiencies in a centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The Regulatory Orders are described in more detail in Part II. Other Information, Item 1. Legal Proceedings.

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

Based on results for the first nine months of 2015 and expectations for the remainder of 2015, the Corporation has updated its 2015 outlook. The updated outlook for 2015 is as follows:

•	anticipated annual average loan and deposit growth rates of 3% to 7%, with loan growth likely to be at the lower end of the range;

•	net interest margin compression at a rate of 0 to 3 basis points during the fourth quarter of 2015;

•	continued modest provision for credit losses, although provisions could be impacted by the performance of individual credits;

•	non-interest income growth is expected to be at, or just below, the lower end of the mid- to high-single digit range; and

•	Excluding the loss on the redemption of TruPS, non-interest expense growth is expected to be at, or slightly above, the low single digit range.

Quarter Ended September 30, 2015 compared to the Quarter Ended September 30, 2014
Net Interest Income
Fully-taxable equivalent (FTE) net interest income decreased $3.4 million, to $130.3 million, in the third quarter of 2015, from $133.7 million in the third quarter of 2014. This decrease was primarily due to a 21 basis point, or 6.2%, decrease in the net interest margin, to 3.18% for the third quarter of 2015 from 3.39% for the third quarter of 2014, partially offset by the impact of an increase in average interest-earning assets. The following table provides a comparative average balance sheet and net interest income analysis for the third quarter of 2015 as compared to the same period in 2014. Interest income and yields are presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts. All dollar amounts are in thousands.

	Three months ended September 30
	2015			2014
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$13,369,874	$135,268	4.02%	$12,922,821	$136,773	4.20%
Taxable investment securities (3)	2,148,403	11,252	2.09	2,181,099	12,278	2.25
Tax-exempt investment securities (3)	230,178	2,929	5.09	256,303	3,414	5.33
Equity securities (3)	18,280	257	5.58	34,002	438	5.12
Total investment securities	2,396,861	14,438	2.41	2,471,404	16,130	2.61
Loans held for sale	20,704	194	3.74	23,699	237	4.01
Other interest-earning assets	477,145	884	0.74	293,286	976	1.33
Total interest-earning assets	16,264,584	150,784	3.68%	15,711,210	154,116	3.90%
Noninterest-earning assets:
Cash and due from banks	104,622			203,134
Premises and equipment	226,446			224,241
Other assets	1,097,600			1,055,521
Less: Allowance for loan losses	(168,770)			(192,163)
Total Assets	$17,524,482			$17,001,943
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,316,532	$1,122	0.13%	$3,047,191	$953	0.12%
Savings deposits	3,714,282	1,436	0.15	3,468,958	1,061	0.12
Time deposits	2,963,774	7,659	1.03	3,009,225	6,984	0.92
Total interest-bearing deposits	9,994,588	10,217	0.41	9,525,374	8,998	0.37
Short-term borrowings	324,685	92	0.11	667,397	297	0.18
Federal Home Loan Bank advances and long-term debt	996,247	10,225	4.09	995,486	11,129	4.45
Total interest-bearing liabilities	11,315,520	20,534	0.72%	11,188,257	20,424	0.73%
Noninterest-bearing liabilities:
Demand deposits	3,904,176			3,514,033
Other	281,957			210,194
Total Liabilities	15,501,653			14,912,484
Shareholders’ equity	2,022,829			2,089,459
Total Liabilities and Shareholders’ Equity	$17,524,482			$17,001,943
Net interest income/net interest margin (FTE)		130,250	3.18%		133,692	3.39%
Tax equivalent adjustment		(4,556)			(4,326)
Net interest income		$125,694			$129,366

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30:

	2015 vs. 2014 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$4,565	$(6,070)	$(1,505)
Taxable investment securities	(178)	(848)	(1,026)
Tax-exempt investment securities	(336)	(149)	(485)
Equity securities	(217)	36	(181)
Loans held for sale	(28)	(15)	(43)
Other interest-earning assets	457	(549)	(92)
Total interest income	$4,263	$(7,595)	$(3,332)
Interest expense on:
Demand deposits	$87	$82	$169
Savings deposits	83	292	375
Time deposits	(111)	786	675
Short-term borrowings	(116)	(89)	(205)
Federal Home Loan Bank advances and long-term debt	9	(913)	(904)
Total interest expense	$(48)	$158	$110
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, a 22 basis point, or 5.6%, decrease in yields on average interest-earning assets, primarily loans, resulted in a $7.6 million decrease in FTE interest income, partially offset by a $4.3 million increase in FTE interest income as a result of an increase in interest-earning assets, the net effect of increases in loans and other interest-earning assets, and a decrease in investment securities.
Average investment securities decreased $74.5 million, or 3.0%, as portfolio cash flows were not fully reinvested. The yield on average investment securities decreased 20 basis points, or 7.7%, to 2.41% in the third quarter of 2015 from 2.61% in the third quarter of 2014. The decrease in average investment securities was partially offset by a $183.9 million, or 62.7%, increase in other interest-earning assets. During the fourth quarter of 2014, the Corporation changed providers for check clearing services to the Federal Reserve Bank of Philadelphia, resulting in the transfer of clearing account balances from non-interest earning assets to low-yielding interest-bearing Federal Reserve Bank accounts. As a result, the average yield on other interest-earning assets decreased 59 basis points, or 44.4%, despite the increase in average other interest-earning assets.
Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in
	2015		2014		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,242,021	4.09%	$5,114,221	4.35%	$127,800	2.5%
Commercial – industrial, financial and agricultural	3,887,161	3.78	3,657,047	3.97	230,114	6.3
Real estate – home equity	1,692,860	4.08	1,727,253	4.18	(34,393)	(2.0)
Real estate – residential mortgage	1,381,141	3.78	1,369,087	3.93	12,054	0.9
Real estate – construction	753,584	3.88	663,922	3.98	89,662	13.5
Consumer	270,391	5.81	284,630	5.39	(14,239)	(5.0)
Leasing and other	142,716	6.79	106,661	7.32	36,055	33.8
Total	$13,369,874	4.02%	$12,922,821	4.20%	$447,053	3.5%

Average loans increased $447.1 million, or 3.5%, compared to the third quarter of 2014, mainly in commercial loans, construction loans and leasing and other. The growth in commercial loans and leasing and other was driven by a combination of loans and leases to new customers and increased borrowings from existing customers, while the growth in construction loans was primarily due to an increase in loans secured by commercial properties. The average yield on loans decreased 18 basis points, or 4.3%, to 4.02% in 2015 from 4.20% in 2014. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.
Average total interest-bearing liabilities increased $127.3 million, or 1.1%, compared to the third quarter of 2014. Interest expense increased $110,000, or 0.5%, to $20.5 million in the third quarter of 2015. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2015		2014
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,904,176	—%	$3,514,033	—%	$390,143	11.1%
Interest-bearing demand	3,316,532	0.13	3,047,191	0.12	269,341	8.8
Savings	3,714,282	0.15	3,468,958	0.12	245,324	7.1
Total demand and savings	10,934,990	0.09	10,030,182	0.08	904,808	9.0
Time deposits	2,963,774	1.03	3,009,225	0.92	(45,451)	(1.5)
Total deposits	$13,898,764	0.29%	$13,039,407	0.27%	$859,357	6.6%
The $904.8 million, or 9.0%, increase in total demand and savings accounts was primarily due to a $427.4 million, or 12.3%, increase in business account balances, a $352.3 million, or 7.6%, increase in personal account balances and a $124.7 million, or 6.7%, increase in municipal account balances. The average cost of total deposits increased two basis points largely due to an increase in rates on average time deposits.
Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2015		2014		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$149,415	0.10%	$202,809	0.11%	$(53,394)	(26.3)%
Customer short-term promissory notes	79,308	0.02	83,734	0.05	(4,426)	(5.3)
Total short-term customer funding	228,723	0.07	286,543	0.09	(57,820)	(20.2)
Federal funds purchased	85,092	0.19	224,930	0.19	(139,838)	(62.2)
Short-term FHLB advances (1)	10,870	0.34	155,924	0.32	(145,054)	(93.0)
Total short-term borrowings	324,685	0.11	667,397	0.18	(342,712)	(51.4)
Long-term debt:
FHLB advances	618,010	3.49	625,712	3.60	(7,702)	(1.2)
Other long-term debt	378,237	5.06	369,774	5.89	8,463	2.3
Total long-term debt	996,247	4.09	995,486	4.45	761	0.1

(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $342.7 million, or 51.4%, primarily in Federal funds purchased and short-term FHLB advances. The decrease was driven by lower wholesale funding needs resulting from the increase in average deposits exceeding the growth in average interest-earning assets.
Average other long-term debt increased $8.5 million, or 2.3%. This increase was the net impact of the maturity of $100.0 million of subordinated debt in April 2015 and the redemption of $150.0 million of TruPS in July 2015, and the issuances of $100.0 million and $150.0 million of subordinated debt in November 2014 and June 2015, respectively. As a result of these transactions, the cost of other long-term debt decreased 83 basis points.

In the third quarter of 2015, the Corporation executed two transactions to restructure its long-term FHLB advances. First, $200 million of FHLB advances, with a weighted average rate of 4.45% and maturing in the first quarter of 2017, were refinanced with advances maturing from September 2019 to December 2020, at a weighted average rate of 2.95%. This transaction will reduce interest expense on a quarterly basis by approximately $750,000, beginning in the fourth quarter of 2015. Second, forward agreements were executed to refinance an additional $200 million of FHLB advances when they mature in December 2016. These forward agreements have maturity dates from March 2021 to December 2021 and will reduce the weighted average rate on these advances from 4.03% to 2.40% and decrease interest expense on a quarterly basis by approximately $800,000 beginning in the first quarter of 2017.

Provision for Credit Losses
The provision for credit losses was $1.0 million for the third quarter of 2015, a decrease of $2.5 million from the third quarter of 2014. This decrease resulted from lower allowance for credit losses allocation needs as asset quality improved.
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

Non-Interest Income
The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,652	$5,806	$(154)	(2.7)%
Cash management fees	3,418	3,191	227	7.1
Other	3,912	3,804	108	2.8
Total service charges on deposit accounts	12,982	12,801	181	1.4
Investment management and trust services	11,237	11,120	117	1.1
Other service charges and fees:
Merchant fees	4,000	3,774	226	6.0
Debit card income	2,572	2,407	165	6.9
Letter of credit fees	1,143	1,163	(20)	(1.7)
Commercial swap fees	1,251	537	714	133.0
Other	1,999	2,073	(74)	(3.6)
Total other service charges and fees	10,965	9,954	1,011	10.2
Mortgage banking income:
Gain on sales of mortgage loans	2,627	2,613	14	0.5
Mortgage servicing income	1,237	1,425	(188)	(13.2)
Total mortgage banking income	3,864	4,038	(174)	(4.3)
Credit card income	2,548	2,331	217	9.3
Other income	1,448	1,575	(127)	(8.1)
Total, excluding gains on sales of investment securities	43,044	41,819	1,225	2.9
Net gains on sales of investment securities	1,730	81	1,649	N/M
Total	$44,774	$41,900	$2,874	6.9%

N/M - Not meaningful

Excluding gains on sales of investment securities, non-interest income increased $1.2 million, or 2.9%, the net effect of modest increases in certain income categories being partially offset by modest decreases in others. Other service charges and fees grew $1.0 million, or 10.2%, driven mainly by a $714,000 increase in commercial swap fees as new loan volumes increased in comparison to the third quarter of 2014. Service charges on deposits increased a moderate $181,000, or 1.4%, as a $227,000, or 7.1%, increase in cash management fees resulting from changes in fee structures were partially offset by lower overdraft fees.
Gains on sales of mortgage loans remained flat when compared to the third quarter of 2014, the net effect of a 13.7% increase in volumes and a 11.6% decrease in spreads. Mortgage servicing income decreased $188,000, or 13.2%, due to an increase in amortization of mortgage servicing rights (MSRs), as prepayments were higher due to higher refinancing volumes when compared to the third quarter of 2014.
Investment securities gains for the third quarter of 2015 resulted from sales of financial institution stocks. Investment securities gains in the third quarter of 2014 resulted from sales of financial institution stocks, partially offset by other-than-temporary impairment losses. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense
The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Salaries and employee benefits	$65,308	$62,434	$2,874	4.6%
Net occupancy expense	10,710	11,582	(872)	(7.5)
Other outside services	7,373	8,632	(1,259)	(14.6)
Loss on redemption of trust preferred securities	5,626	—	5,626	N/M
Data processing	5,105	4,689	416	8.9
Software	3,984	3,353	631	18.8
Equipment expense	3,595	3,307	288	8.7
FDIC insurance expense	2,867	2,882	(15)	(0.5)
Professional fees	2,828	3,252	(424)	(13.0)
Supplies and postage	2,708	2,560	148	5.8
Marketing	2,102	1,798	304	16.9
Telecommunications	1,587	1,587	—	—
Operating risk loss	1,136	1,242	(106)	(8.5)
Other real estate owned and repossession expense	1,016	1,303	(287)	(22.0)
Intangible amortization	5	314	(309)	(98.4)
Other	8,939	6,863	2,076	30.2
Total	$124,889	$115,798	$9,091	7.9%

N/M - Not meaningful
The $2.9 million, or 4.6%, increase in salaries and employee benefits resulted from a $2.3 million, or 4.2%, increase in salaries and a $625,000, or 6.7%, increase in employee benefits. The increase in salaries was primarily due to higher average salaries per full-time equivalent (FTE) employee and an increase in incentive compensation, partially offset by the impact of a decrease in the average number of FTE employees, to 3,450 as of September 30, 2015 from 3,530 as of September 30, 2014. The decrease in FTE employees reflects the cost savings initiatives, primarily branch consolidations. The increase in employee benefits was primarily due to increases in defined benefit plan expense and other employee benefits, partially offset by a decrease in profit sharing expense.
The $1.3 million, or 14.6%, decrease in other outside services was primarily in costs related to BSA/AML remediation efforts. The $1.0 million, or 13.1%, combined increase in data processing and software resulted from increased transaction volume and contractual increases for expenses related to core processing systems and amortization of capitalized software investments. The $2.1 million increase in the other expenses was largely impacted by costs associated with branch consolidations.
In July 2015, the Corporation redeemed $150.0 million of TruPS. In connection with this redemption, a loss of $5.6 million was recognized as a component of non-interest expense.

Income Taxes

Income tax expense for the third quarter of 2015 was $10.3 million, a $3.1 million, or 22.9%, decrease from $13.4 million for the third quarter of 2014.

The Corporation’s effective tax rate was 23.2% in the third quarter of 2015, as compared to 25.8% in the third quarter of 2014. The effective tax rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs. The decrease in the effective rate from the third quarter of 2014 was driven by lower income before income taxes, mainly resulting from the loss on redemption of TruPS, and higher net tax credits.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Net Interest Income

FTE net interest income decreased $13.9 million, or 3.5%, to $385.8 million in the first nine months of 2015 from $399.7 million in the same period of 2014. Net interest margin decreased 20 basis points, or 5.8%, to 3.22% for the first nine months of 2015 from 3.42% for the first nine months of 2014. The decrease in net interest margin was the result of an 18 basis point, or 4.6%, decrease in yields on interest-earning assets, and a 5 basis point, or 7.0%, increase in funding costs.

	Nine months ended September 30
	2015			2014
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$13,220,339	$401,662	4.06%	$12,827,563	$405,904	4.23%
Taxable investment securities (3)	2,068,025	33,478	2.16	2,216,344	37,962	2.28
Tax-exempt investment securities (3)	225,209	9,035	5.35	268,604	10,561	5.24
Equity securities (3)	25,985	1,086	5.59	33,949	1,286	5.06
Total investment securities	2,319,219	43,599	2.51	2,518,897	49,809	2.64
Loans held for sale	21,360	632	3.94	18,259	585	4.27
Other interest-earning assets	463,545	3,922	1.13	263,797	3,065	1.55
Total interest-earning assets	16,024,463	449,815	3.75%	15,628,516	459,363	3.93%
Noninterest-earning assets:
Cash and due from banks	104,870			200,368
Premises and equipment	226,469			225,033
Other assets	1,101,856			1,041,834
Less: Allowance for loan losses	(176,205)			(197,235)
Total Assets	$17,281,453			$16,898,516
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,202,380	$3,092	0.13%	$2,969,470	$2,766	0.12%
Savings deposits	3,600,695	3,802	0.14	3,392,681	3,127	0.12
Time deposits	3,017,271	23,199	1.03	2,984,861	19,686	0.88
Total interest-bearing deposits	9,820,346	30,093	0.41	9,347,012	25,579	0.37
Short-term borrowings	338,019	272	0.11	972,694	1,470	0.20
FHLB advances and long-term debt	1,048,634	33,669	4.29	924,920	32,606	4.71
Total interest-bearing liabilities	11,206,999	64,034	0.76%	11,244,626	59,655	0.71%
Noninterest-bearing liabilities:
Demand deposits	3,767,919			3,360,876
Other	282,983			214,826
Total Liabilities	15,257,901			14,820,328
Shareholders’ equity	2,023,552			2,078,188
Total Liabilities and Shareholders’ Equity	$17,281,453			$16,898,516
Net interest income/net interest margin (FTE)		385,781	3.22%		399,708	3.42%
Tax equivalent adjustment		(13,586)			(12,879)
Net interest income		$372,195			$386,829

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first nine months of 2015 as compared to the same period in 2014 due to changes in average balances (volume) and changes in rates:

	2015 vs. 2014 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$12,249	$(16,491)	$(4,242)
Taxable investment securities	(1,984)	(2,500)	(4,484)
Tax-exempt investment securities	(1,299)	(227)	(1,526)
Equity securities	(322)	122	(200)
Loans held for sale	111	(64)	47
Other interest-earning assets	2,403	(1,546)	857
Total interest income	$11,158	$(20,706)	$(9,548)
Interest expense on:
Demand deposits	$222	$104	$326
Savings deposits	200	475	675
Time deposits	216	3,297	3,513
Short-term borrowings	(698)	(500)	(1,198)
FHLB advances and long-term debt	4,115	(3,052)	1,063
Total interest expense	$4,055	$324	$4,379
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

An 18 basis point, or 4.6%, decrease in yields on average interest-earning assets resulted in a $20.7 million decrease in FTE interest income. This decrease was partially offset by an $11.2 million increase in FTE interest income resulting from a $395.9 million, or 2.5%, increase in average interest-earning assets. Increases in loans and other interest-earning assets were partially offset by a decrease in average investment securities.

Average investment securities decreased $199.7 million, or 7.9%, as portfolio cash flows were not fully reinvested. The yield on average investments decreased 13 basis points, or 4.9%, to 2.51% in 2015 from 2.64% in 2014. The decrease in average investment securities was offset by a $199.7 million, or 75.7%, increase in other interest-earning assets. During the fourth quarter of 2014, the Corporation changed providers for check clearing services to the Federal Reserve Bank of Philadelphia, resulting in the transfer of clearing account balances from non-interest earning assets to low-yielding interest-bearing Federal Reserve Bank accounts, which contributed to a decrease in the yield on other interest-earning assets.
Average loans, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2015		2014		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,205,755	4.15%	$5,112,735	4.38%	$93,020	1.8%
Commercial – industrial, financial and agricultural	3,831,678	3.81	3,637,440	3.98	194,238	5.3
Real estate – home equity	1,703,006	4.11	1,739,352	4.18	(36,346)	(2.1)
Real estate – residential mortgage	1,369,367	3.81	1,348,269	3.96	21,098	1.6
Real estate – construction	713,893	3.93	609,803	4.08	104,090	17.1
Consumer	265,002	5.52	278,697	4.93	(13,695)	(4.9)
Leasing and other	131,638	7.33	101,267	8.88	30,371	30.0
Total	$13,220,339	4.06%	$12,827,563	4.23%	$392,776	3.1%

The average yield on loans decreased 17 basis points, or 4.0%, to 4.06% in 2015 from 4.23% in 2014. The decrease in average yields on loans was attributable to repayments of higher-yielding loans and new loan production at lower rates. Average loan balances increased $392.8 million, or 3.1%. The $194.2 million, or 5.3%, increase in commercial loans, the $104.1 million, or 17.1%, increase in real estate construction loans and the $93.0 million, or 1.8%, increase in commercial mortgages were from both new and existing customers.
Interest expense increased $4.4 million, or 7.3%, to $64.0 million in the first nine months of 2015 from $59.7 million in the first nine months of 2014. Although total average interest-bearing liabilities decreased $37.6 million, or 0.3%, compared to the first nine months of 2014, a change in funding mix from lower cost short-term Federal funds purchased and short-term FHLB advances to higher cost deposits and long-term FHLB advances and subordinated debt drove the $4.1 million increase in interest expense attributable to volume.
Average deposits, by type, are summarized in the following table:

	Nine months ended September 30				Increase in Balance
	2015		2014
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,767,919	—%	$3,360,876	—%	$407,043	12.1%
Interest-bearing demand	3,202,380	0.13	2,969,470	0.12	232,910	7.8
Savings	3,600,695	0.14	3,392,681	0.12	208,014	6.1
Total demand and savings	10,570,994	0.09	9,723,027	0.08	847,967	8.7
Time deposits	3,017,271	1.03	2,984,861	0.88	32,410	1.1
Total deposits	$13,588,265	0.30%	$12,707,888	0.27%	$880,377	6.9%
The $848.0 million, or 8.7%, increase in total demand and savings account balances was primarily due to a $416.3 million, or 12.5%, increase in business account balances, a $277.9 million, or 6.0%, increase in personal account balances and a $153.8 million, or 8.9%, increase in municipal account balances. The average cost of deposits increased 3 basis points, or 11.1%, to 0.30% in 2015 from 0.27% in 2014, primarily due to an increase in higher-cost time deposits.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Nine months ended September 30				Increase (Decrease)
	2015		2014		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$167,526	0.10%	$202,184	0.11%	$(34,658)	(17.1)%
Customer short-term promissory notes	81,854	0.02	89,119	0.05	(7,265)	(8.2)
Total short-term customer funding	249,380	0.07	291,303	0.09	(41,923)	(14.4)
Federal funds purchased	72,961	0.17	361,162	0.21	(288,201)	(79.8)
Short-term FHLB advances (1)	15,678	0.31	320,229	0.29	(304,551)	(95.1)
Total short-term borrowings	338,019	0.11	972,694	0.20	(634,675)	(65.2)
Long-term debt:
FHLB advances	634,403	3.50	555,172	3.92	79,231	14.3
Other long-term debt	414,231	5.50	369,748	5.90	44,483	12.0
Total long-term debt	1,048,634	4.29	924,920	4.71	123,714	13.4
(1) Represents FHLB advances with an original maturity term of less than one year.
Total short-term borrowings decreased $634.7 million, or 65.2%, primarily in federal funds purchased and in short-term FHLB advances. The repayment of short-term borrowings was funded mainly by the increase in average deposits. Total long-term borrowings increased $123.7 million, or 13.4%, as a result of the Corporation's efforts to lengthen maturities and lock in longer-term rates.

Provision for Credit Losses
The provision for credit losses was a negative $500,000 for the first nine months of 2015, a decrease of $10.0 million, or 105.3%, in comparison to the first nine months of 2014, reflecting improvements in asset quality. In the first quarter of 2015, a negative provision of $3.7 million was recorded, primarily due to an improvement in all credit quality measures, particularly net charge-off levels, across all loan portfolio segments. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income
The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$15,806	$16,645	$(839)	(5.0)%
Cash management fees	10,004	9,589	415	4.3
Other	11,378	10,830	548	5.1
Total service charges on deposit accounts	37,188	37,064	124	0.3
Investment management and trust services	33,137	33,417	(280)	(0.8)
Other service charges and fees:
Merchant fees	11,265	10,340	925	8.9
Debit card income	7,587	7,052	535	7.6
Letter of credit fees	3,474	3,448	26	0.8
Commercial swap fees	3,088	2,544	544	21.4
Other	5,902	6,023	(121)	(2.0)
Total other service charges and fees	31,316	29,407	1,909	6.5
Mortgage banking income:
Gain on sales of mortgage loans	10,588	8,009	2,579	32.2
Mortgage servicing income	3,303	5,375	(2,072)	(38.5)
Total mortgage banking income	13,891	13,384	507	3.8
Credit card income	7,257	6,855	402	5.9
Other income	4,921	3,958	963	24.3
Total, excluding gains on sales of investment securities	127,710	124,085	3,625	2.9
Net gains on sales of investment securities	8,290	1,193	7,097	N/M
Total	$136,000	$125,278	$10,722	8.6%

N/M - Not meaningful

Total service charges on deposits increased a modest $124,000, or 0.3%. Improvements were seen in other service charges on deposits ($548,000, or 5.1%, increase) due to growth in balances, and cash management fees ($415,000, or 4.3%, increase) due to changes in fee structures. These increases were largely offset by an $839,000, or 5.0%, decrease in overdraft fees due to lower volumes partially driven by changes in customer behavior.

The $925,000, or 8.9%, increase in merchant fee income, the $535,000, or 7.6%, increase in debit card income, and the $402,000, or 5.9%, increase in credit card income were largely driven by higher transaction volumes. Commercial swap fees increased $544,000, or 21.4%, due to higher new loan volumes.

Gains on sales of mortgage loans increased $2.6 million, or 32.2%, due to a $168.6 million, or 26.0%, increase in new loan commitments and a 4.9% increase in pricing spreads compared to 2014. The increase in new loan commitments was largely in refinancing volumes, which were $408.0 million, or 49.9%, of new loan commitments in 2015 compared to $186.5 million, or

28.8%, during 2014. Mortgage servicing income decreased $2.1 million, or 38.5%, due to an increase in amortization of mortgage servicing rights (MSRs), as prepayments increased when compared to 2014.
The $963,000, or 24.3%, increase in other income was due to higher gains on sales of fixed assets, primarily branch properties, in 2015.

Investment securities gains of $8.3 million for the first nine months of 2015 were a result of $6.0 million of net realized gains on the sales of financial institution stocks and $2.3 million of net realized gains on the sales of debt securities. The $1.2 million of investment securities gains for first nine months of 2014 included $1.1 million of net realized gains on debt securities and $88,000 of net realized gains on the sales of financial institution stocks.
Non-Interest Expense
The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Salaries and employee benefits	$195,365	$185,623	$9,742	5.2%
Net occupancy expense	36,211	36,649	(438)	(1.2)
Other outside services	21,248	19,684	1,564	7.9
Data processing	14,767	12,816	1,951	15.2
Equipment expense	10,888	10,269	619	6.0
Software	10,678	9,487	1,191	12.6
FDIC insurance expense	8,574	8,186	388	4.7
Professional fees	8,430	9,715	(1,285)	(13.2)
Supplies and postage	7,803	7,337	466	6.4
Loss on redemption of trust preferred securities	5,626	—	5,626	N/M
Marketing	5,570	5,719	(149)	(2.6)
Telecommunications	4,920	5,193	(273)	(5.3)
Other real estate owned and repossession expense	2,507	3,034	(527)	(17.4)
Operating risk loss	2,637	3,786	(1,149)	(30.3)
Intangible amortization	241	944	(703)	(74.5)
Other	26,256	23,084	3,172	13.7
Total	$361,721	$341,526	$20,195	5.9%
N/M - Not meaningful
Salaries and employee benefits increased $9.7 million, or 5.2%, with salaries increasing $6.9 million, or 4.4%, and employee benefits increasing $2.8 million, or 9.9%. The increase in salaries was primarily due to higher average salaries per full-time equivalent employee, an increase in incentive compensation, and higher temporary employee expenses, partially offset by a decrease in the average number of full-time equivalent employees to 3,470 for the nine months ended September 30, 2015, compared to 3,540 for the nine months ended September 30, 2014. The increase in employee benefits was primarily due to an increase in defined benefit plan expense in 2015, while 2014 included a $1.5 million gain realized on the post-retirement plan amendment in 2014.
Other outside services increased $1.6 million, or 7.9%, due to an increase in consulting services related to the Corporation’s risk management and compliance efforts, including those in connection with the enhancement of the Corporation's program for compliance with the BSA/AML Requirements. While BSA/AML remediation costs decreased for the third quarter of 2015 as compared to the third quarter of 2014, the year to date costs were higher due to significant expenditures incurred earlier in the year.
The $3.1 million, or 14.1%, combined increase in data processing and software resulted from increased expenses related to the core processing system used to maintain customer account records as a result of contractual increases and higher transaction volumes, and amortization of software.
The $1.3 million, or 13.2%, decrease in professional fees was due to a decrease in legal fees primarily resulting from the timing of engagements with outside counsel.

In July 2015, the Corporation redeemed $150.0 million of TruPS. In connection with this redemption, a loss of $5.6 million was recognized as a component of non-interest expense.

The $527,000, or 17.4%, decrease in other real estate owned and repossession expense was primarily due to lower repossession expense in 2015. This expense category can experience volatility from period to period based on the timing of foreclosures and sales of properties and payments of expenses, such as real estate taxes.
The $1.1 million, or 30.3%, decrease in operating risk loss was due to a $1.3 million decrease in check card fraud losses, partially offset by a $215,000 increase in losses associated with previously sold residential mortgages. See Note 12 "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional details related to repurchases of previously sold residential mortgages.
Income Taxes
Income tax expense for the first nine months of 2015 was $36.0 million, a $5.1 million, or 12.5%, decrease from $41.1 million in 2014.
The Corporation’s effective tax rate was 24.5% in 2015, as compared to 25.5% in 2014. The effective tax rate is generally lower than the Federal statutory rate of 35% due to investments in tax-free municipal securities, tax credits earned from investments in partnerships that generate such credits under various federal programs and the effect of state income taxes. The lower effective tax rate in 2015 was driven by lower pre-tax income.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	September 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$93,803	$105,702	$(11,899)	(11.3)%
Other interest-earning assets	579,920	423,083	156,837	37.1
Loans held for sale	26,937	17,522	9,415	53.7
Investment securities	2,436,337	2,323,371	112,966	4.9
Loans, net of allowance	13,369,225	12,927,572	441,653	3.4
Premises and equipment	225,705	226,027	(322)	(0.1)
Goodwill and intangible assets	531,562	531,803	(241)	—
Other assets	574,570	569,687	4,883	0.9
Total Assets	$17,838,059	$17,124,767	$713,292	4.2%
Liabilities and Shareholders’ Equity
Deposits	$14,084,394	$13,367,506	$716,888	5.4%
Short-term borrowings	431,631	329,719	101,912	30.9
Long-term debt	979,433	1,139,413	(159,980)	(14.0)
Other liabilities	316,697	291,464	25,233	8.7
Total Liabilities	15,812,155	15,128,102	684,053	4.5
Total Shareholders’ Equity	2,025,904	1,996,665	29,239	1.5
Total Liabilities and Shareholders’ Equity	$17,838,059	$17,124,767	$713,292	4.2%
The $156.8 million, or 37.1%, increase in other interest-earning assets resulted from higher balances on deposit with the Federal Reserve Bank due to a higher net liquidity position.
Investment Securities
The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	September 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
U.S. Government securities	$—	$200	$(200)	(100.0)%
U.S. Government sponsored agency securities	48,551	214	48,337	N/M
State and municipal securities	240,236	245,215	(4,979)	(2.0)
Corporate debt securities	99,941	98,034	1,907	1.9
Collateralized mortgage obligations	874,299	902,313	(28,014)	(3.1)
Mortgage-backed securities	1,051,905	928,831	123,074	13.3
Auction rate securities	97,873	100,941	(3,068)	(3.0)
Total debt securities	2,412,805	2,275,748	137,057	6.0
Equity securities	23,532	47,623	(24,091)	(50.6)
Total	$2,436,337	$2,323,371	$112,966	4.9%

N/M - Not meaningful
Total investment securities increased $113.0 million, or 4.9%, in comparison to December 31, 2014, as prior period portfolio cash flows were reinvested in mortgage-backed securities and U.S. Government sponsored agency securities. The $24.1 million, or 50.6%, decrease in equity securities reflects the sales of certain financial institutions stocks during the first nine months of 2015.

Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	September 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
Real-estate – commercial mortgage	$5,339,928	$5,197,155	$142,773	2.7%
Commercial – industrial, financial and agricultural	3,929,908	3,725,567	204,341	5.5
Real-estate – home equity	1,693,649	1,736,688	(43,039)	(2.5)
Real-estate – residential mortgage	1,382,085	1,377,068	5,017	0.4
Real-estate – construction	769,565	690,601	78,964	11.4
Consumer	271,696	265,431	6,265	2.4
Leasing and other	149,530	119,206	30,324	25.4
Loans, net of unearned income	$13,536,361	$13,111,716	$424,645	3.2%
The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $6.1 billion, or 45.1%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2015. The Corporation's maximum total lending commitment to an individual borrower was $50.0 million as of September 30, 2015. In addition to its policy of limiting the maximum total lending commitment to any individual borrower to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of September 30, 2015, the Corporation had 101 relationships with total borrowing commitments between $20.0 million and $50.0 million.
Commercial loans increased $204.3 million, or 5.5%. The increase was primarily in the Pennsylvania ($191.0 million, or 7.3%) and Maryland ($25.8 million, or 8.6%) markets, partially offset by decreases in the Delaware and New Jersey markets. Commercial mortgage loans increased $142.8 million, or 2.7%, in comparison to December 31, 2014, generally in all markets, with the exception of the New Jersey market, which experienced a slight decrease.

The following table summarizes the percentage of commercial loans, by industry:

	September 30, 2015	December 31, 2014
Services	20.2%	19.2%
Manufacturing	12.5	13.1
Health care	10.5	9.0
Construction (1)	10.4	11.0
Retail	8.8	9.6
Wholesale	8.6	8.7
Real estate (2)	7.5	7.6
Agriculture	4.9	5.5
Arts and entertainment	2.9	3.4
Transportation	2.2	2.4
Financial services	1.9	1.9
Other	9.6	8.6
	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial - industrial, financial and agricultural	$147,791	$116,705
Real estate - commercial mortgage	124,971	137,952
	$272,762	$254,657
Total shared national credits increased $18.1 million, or 7.1%, in comparison to December 31, 2014. The Corporation's shared national credits are to borrowers located in its geographical markets, and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of September 30, 2015, two of the shared national credits, or 0.6% of the total balance, were past due. There were no shared national credits past due at December 31, 2014.
Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	September 30, 2015			December 31, 2014
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$521,866	0.5%	67.8%	$427,419	0.6%	61.9%
Commercial - residential	190,521	7.4	24.8	203,670	6.6	29.5
Other	57,178	1.2	7.4	59,512	0.6	8.6
Total Real estate - construction	$769,565	2.3%	100.0%	$690,601	2.4%	100.0%

(1)	Represents all accruing loans 31 days or more past due and non-accrual loans as a percentage of total loans within each class segment.

Construction loans increased $79.0 million, or 11.4%, in comparison to December 31, 2014 and comprised 5.7% of the total loan portfolio at September 30, 2015 as compared to 5.3% at December 31, 2014. The increase in construction loans was primarily in loans secured by commercial real estate. Geographically, the increase in real estate construction loans was primarily in the Pennsylvania ($94.7 million, or 26.1%) and New Jersey ($43.9 million, or 48.3%) markets, partially offset by decreases in the Virginia ($27.5 million, or 30.4%), Maryland ($23.8 million, or 27.5%) and Delaware ($8.3 million, or 13.8%) markets.
Leasing and other loans increased $30.3 million, or 25.4%, in comparison to December 31, 2014 as a result of new products and services being added during 2015 and a focus on growing this portfolio.
Home equity loans decreased $43.0 million, or 2.5%, primarily as a result of customers refinancing outstanding home equity loans into residential mortgages.

Provision for Credit Losses and Allowance for Credit Losses
The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
	(dollars in thousands)
Average balance of loans, net of unearned income	$13,369,874	$12,922,821	$13,220,339	$12,827,563

Balance of allowance for credit losses at beginning of period	$169,453	$193,442	$185,931	$204,917
Loans charged off:
Commercial – industrial, financial and agricultural	1,640	5,167	14,669	15,804
Real estate – residential mortgage	1,035	231	3,099	2,166
Real estate – home equity	940	1,492	2,578	4,377
Real estate – commercial mortgage	660	1,557	3,011	5,084
Consumer	650	538	1,787	1,738
Real estate – construction	114	313	201	745
Leasing and other	522	306	1,352	1,434
Total loans charged off	5,561	9,604	26,697	31,348
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	1,598	1,013	3,855	2,532
Real estate – residential mortgage	201	95	547	319
Real estate – home equity	304	336	744	869
Real estate – commercial mortgage	842	1,167	1,729	1,641
Consumer	314	448	923	1,059
Real estate – construction	898	470	2,276	852
Leasing and other	346	241	587	767
Total recoveries	4,503	3,770	10,661	8,039
Net loans charged off	1,058	5,834	16,036	23,309
Provision for credit losses	1,000	3,500	(500)	9,500
Balance of allowance for credit losses at end of period	$169,395	$191,108	$169,395	$191,108

Net charge-offs to average loans (annualized)	0.03%	0.18%	0.16%	0.24%
The following table presents the components of the allowance for credit losses:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Allowance for loan losses	$167,136	$184,144
Reserve for unfunded lending commitments	2,259	1,787
Allowance for credit losses	$169,395	$185,931

Allowance for credit losses to loans outstanding	1.25%	1.42%
The provision for credit losses for the three months ended September 30, 2015 was $1.0 million, a decrease of $2.5 million in comparison to the same period in 2014. For the nine months ended September 30, 2015, the provision for credit losses was a negative $500,000, a decrease of $10.0 million compared to the same period in 2014. The decrease in the provision for credit losses was based on the evaluation of all relevant credit quality factors and the results of the allowance for credit losses allocation methodology.
Net charge-offs decreased $4.8 million, or 81.9%, to $1.1 million for the third quarter of 2015, compared to $5.8 million for the third quarter of 2014. The decrease in net charge-offs was primarily due to a $4.1 million decrease in commercial loan net charge-

offs. Of the $1.1 million of net charge-offs recorded in the third quarter of 2015, the majority were for loans originated in Pennsylvania.
During the first nine months of 2015, net charge-offs decreased $7.3 million, or 31.2%, to $16.0 million, compared to $23.3 million for the first nine months of 2014. The decrease in net charge-offs was primarily due to a $2.5 million, or 18.5%, decrease in commercial loan net charge-offs, a $2.2 million, or 62.8%, decrease in commercial mortgage net charge-offs, a $2.0 million decrease in real estate construction net charge-offs and a $1.7 million, or 47.7%, decrease in home equity net charges-offs, partially offset by a $705,000, or 38.2%, increase in residential mortgage net charge-offs. Of the $16.0 million of net charge-offs recorded in the first nine months of 2015, the majority were for loans originated in Pennsylvania and New Jersey.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2015	September 30, 2014	December 31, 2014
	(dollars in thousands)
Non-accrual loans	$132,154	$126,420	$121,080
Loans 90 days or more past due and accruing	12,867	17,428	17,402
Total non-performing loans	145,021	143,848	138,482
Other real estate owned (OREO)	10,561	13,489	12,022
Total non-performing assets	$155,582	$157,337	$150,504
Non-accrual loans to total loans	0.98%	0.97%	0.92%
Non-performing assets to total assets	0.87%	0.91%	0.88%
Allowance for credit losses to non-performing loans	116.81%	132.85%	134.26%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	September 30, 2015	September 30, 2014	December 31, 2014
	(in thousands)
Real estate – residential mortgage	$29,330	$30,850	$31,308
Real estate – commercial mortgage	17,282	18,869	18,822
Real estate – construction	4,363	9,251	9,241
Commercial – industrial, financial and agricultural	7,399	5,115	5,237
Real estate – home equity	3,954	2,904	2,975
Consumer	29	23	38
Total accruing TDRs	62,357	67,012	67,621
Non-accrual TDRs (1)	27,618	27,724	24,616
Total TDRs	$89,975	$94,736	$92,237
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first nine months of 2015 and still outstanding as of September 30, 2015 totaled $16.1 million. During the first nine months of 2015, $5.0 million of TDRs that were modified within the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2015:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended September 30, 2015
Balance of non-accrual loans at June 30, 2015	$35,109	$47,985	$14,468	$21,611	$9,979	$—	$—	$129,152
Additions	9,960	4,109	1,488	2,768	2,516	650	149	21,640
Payments	(5,187)	(2,411)	(1,269)	(938)	(766)	—	—	(10,571)
Charge-offs	(1,640)	(660)	(114)	(1,035)	(940)	(650)	(149)	(5,188)
Transfers to accrual status	—	—	—	(136)	(60)	—	—	(196)
Transfers to OREO	(1,689)	(196)	—	(293)	(505)	—	—	(2,683)
Balance of non-accrual loans at September 30, 2015	$36,553	$48,827	$14,573	$21,977	$10,224	$—	$—	$132,154

Nine months ended September 30, 2015
Balance of non-accrual loans as of December 31, 2014	$29,769	$44,437	$16,348	$20,043	$10,483	$—	$—	$121,080
Additions	37,661	22,047	3,966	9,737	6,110	1,789	506	81,816
Payments	(13,827)	(13,710)	(5,540)	(2,373)	(1,464)	(2)	—	(36,916)
Charge-offs	(14,669)	(3,011)	(201)	(3,099)	(2,578)	(1,787)	(506)	(25,851)
Transfers to accrual status	—	(44)	—	(440)	(524)	—	—	(1,008)
Transfers to OREO	(2,381)	(892)	—	(1,891)	(1,803)	—	—	(6,967)
Balance of non-accrual loans at September 30, 2015	$36,553	$48,827	$14,573	$21,977	$10,224	$—	$—	$132,154

Non-accrual loans increased $5.7 million, or 4.5%, and $11.1 million, or 9.1%, in comparison to September 30, 2014 and December 31, 2014, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	September 30, 2015	September 30, 2014	December 31, 2014
	(in thousands)
Real estate – commercial mortgage	$49,021	$44,602	$45,237
Commercial – industrial, financial and agricultural	38,032	33,277	30,388
Real estate – residential mortgage	27,707	28,135	28,995
Real estate – construction	14,989	19,860	16,399
Real estate – home equity	13,107	15,071	14,740
Consumer	2,079	2,515	2,590
Leasing	86	388	133
Total non-performing loans	$145,021	$143,848	$138,482

Non-performing loans increased $1.2 million, or 0.8%, in comparison to September 30, 2014. Non-performing commercial loans increased $4.8 million, or 14.3%, and non-performing commercial mortgages increased $4.4 million, or 9.9%, while non-performing construction loans decreased $4.9 million, or 24.5%, and non-performing home equity loans decreased $2.0 million, or 13.0%, in comparison to September 30, 2014.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2015	September 30, 2014	December 31, 2014
	(in thousands)
Residential properties	$6,934	$8,121	$6,656
Commercial properties	1,584	3,758	3,453
Undeveloped land	2,043	1,610	1,913
Total OREO	$10,561	$13,489	$12,022

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

Total internally risk rated loans were $10.0 billion as of September 30, 2015 and $9.6 billion as of December 31, 2014. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	September 30, 2015	December 31, 2014	$	%	September 30, 2015	December 31, 2014	$	%	September 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate - commercial mortgage	$132,823	$127,302	$5,521	4.3%	$178,450	$170,837	$7,613	4.5%	$311,273	$298,139
Commercial - secured	97,617	120,584	(22,967)	(19.0)	105,820	110,544	(4,724)	(4.3)	203,437	231,128
Commercial -unsecured	3,568	7,463	(3,895)	(52.2)	4,805	6,810	(2,005)	(29.4)	8,373	14,273
Total Commercial - industrial, financial and agricultural	101,185	128,047	(26,862)	(21.0)	110,625	117,354	(6,729)	(5.7)	211,810	245,401
Construction - commercial residential	16,763	27,495	(10,732)	(39.0)	29,429	40,066	(10,637)	(26.5)	46,192	67,561
Construction - commercial	1,693	12,202	(10,509)	(86.1)	5,204	5,586	(382)	(6.8)	6,897	17,788
Total real estate - construction (excluding construction - other)	18,456	39,697	(21,241)	(53.5)	34,633	45,652	(11,019)	(24.1)	53,089	85,349
Total	$252,464	$295,046	$(42,582)	(14.4)%	$323,708	$333,843	$(10,135)	(3.0)%	$576,172	$628,889

% of total risk rated loans	2.5%	3.1%			3.3%	3.5%			5.8%	6.6%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	September 30, 2015			September 30, 2014			December 31, 2014
	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total	31-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.16%	0.92%	1.08%	0.48%	0.86%	1.34%	0.35%	0.87%	1.22%
Commercial – industrial, financial and agricultural	0.35%	0.97%	1.32%	0.28%	0.91%	1.19%	0.17%	0.81%	0.98%
Real estate – construction	0.30%	1.95%	2.25%	0.03%	2.89%	2.92%	0.02%	2.38%	2.40%
Real estate – residential mortgage	1.27%	2.00%	3.27%	1.81%	2.06%	3.87%	1.96%	2.10%	4.06%
Real estate – home equity	0.54%	0.77%	1.31%	0.59%	0.87%	1.46%	0.63%	0.85%	1.48%
Consumer, leasing and other	1.30%	0.51%	1.81%	1.41%	0.75%	2.16%	1.56%	0.70%	2.26%
Total	0.42%	1.07%	1.49%	0.58%	1.11%	1.69%	0.52%	1.06%	1.58%
Total dollars (in thousands)	$56,694	$145,021	$201,715	$75,976	$143,848	$219,824	$68,346	$138,482	$206,828

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $169.4 million as of September 30, 2015 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (Decrease)
	September 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,906,228	$3,640,623	$265,605	7.3%
Interest-bearing demand	3,362,336	3,150,612	211,724	6.7
Savings	3,880,103	3,504,820	375,283	10.7
Total demand and savings	11,148,667	10,296,055	852,612	8.3
Time deposits	2,935,727	3,071,451	(135,724)	(4.4)
Total deposits	$14,084,394	$13,367,506	$716,888	5.4%

Non-interest bearing demand deposits increased $265.6 million, or 7.3%, primarily as a result of increases in business account balances of $256.0 million, or 9.3%, and municipal account balances of $12.6 million, or 12.6%.

Interest-bearing demand accounts increased $211.7 million, or 6.7%, due to a $188.6 million, or 15.8%, seasonal increase in municipal account balances and a $25.9 million, or 20.3%, increase in business account balances. The $375.3 million, or 10.7%, increase in savings account balances was primarily due to a $205.6 million, or 9.4%, increase in personal account balances, a seasonal increase of $91.3 million, or 15.9%, in municipal account balances and a $78.3 million, or 10.6%, increase in business account balances. The $135.7 million, or 4.4%, decrease in time deposits was primarily due to a decrease in time deposits with original maturities of less than two years.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	September 30, 2015	December 31, 2014	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$145,225	$158,394	$(13,169)	(8.3)%
Customer short-term promissory notes	80,879	95,106	(14,227)	(15.0)
Total short-term customer funding	226,104	253,500	(27,396)	(10.8)
Federal funds purchased	5,527	6,219	(692)	(11.1)
Short-term FHLB advances (1)	200,000	70,000	130,000	185.7
Total short-term borrowings	431,631	329,719	101,912	30.9
Long-term debt:
FHLB advances	617,790	673,107	(55,317)	(8.2)
Other long-term debt	361,643	466,306	(104,663)	(22.4)
Total long-term debt	979,433	1,139,413	(159,980)	(14.0)
Total borrowings	$1,411,064	$1,469,132	$(58,068)	(4.0)%

(1) Represents FHLB advances with an original maturity term of less than one year.

The $101.9 million increase in total short-term borrowings was largely due to a $130.0 million, or 185.7%, increase in short-term FHLB advances. The $55.3 million decrease in long-term FHLB advances resulted from maturities that were replaced with short-term advances. Other long-term debt decreased by $104.7 million, or 22.4%, primarily as a result of the the maturity of $100 million of subordinated debt in April 2015. In June 2015, the Corporation issued $150 million of ten-year subordinated debt at an effective rate of 4.69%. The proceeds were used to redeem $150 million of TruPS, that carried an effective rate of 6.52%, in July 2015.

Shareholders' Equity
Total shareholders’ equity increased $29.2 million, or 1.5%, during the first nine months of 2015. The increase was due primarily to $111.0 million of net income partially offset by $47.5 million of common stock dividends and $50.0 million in treasury stock purchases.

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

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, are being phased out as a component of Tier 1 capital for institutions of the Corporation's size.

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

As of September 30, 2015, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of September 30, 2015, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2015	December 31, 2014	Regulatory Minimum for Capital Adequacy
Common Equity Tier I (to Risk-Weighted Assets)	10.8%	N/A	4.5%
Total Capital (to Risk-Weighted Assets)	13.8%	14.7%	8.0%
Tier I Capital (to Risk-Weighted Assets)	10.8%	12.3%	6.0%
Tier I Capital (to Average Assets)	9.4%	10.0%	4.0%

The September 30, 2015 capital ratios presented above were determined in accordance with the Basel III Capital Rules while the December 31, 2014 capital ratios were calculated under the prior capital standards. The impact of transitioning to the Basel III Capital Rules was a decrease of approximately 45 basis points in the risk-based capital ratios, primarily as a result of the changes in risk-weightings.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2015, the Corporation had $817.8 million of short and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.1 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2015, the Corporation had aggregate availability under Federal funds lines of $1.2 billion with no borrowings outstanding on those lines. As of September 30, 2015, the Corporation had a repurchase agreement relationship with a community bank, with a balance of $5.5 million, classified as Federal funds purchased. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2015, the Corporation had $1.3 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2015 generated $134.9 million of cash, mainly due to net income, partially offset by the impact of non-cash expenses, most notably a net increase in loans held for sale and investment securities gains. Cash used in investing activities was $714.5 million, due to net increases in loans, short-term investments, and investment securities. Net cash provided by financing activities was $567.7 million due to increases in deposits, short-term borrowings and additions to long-term debt, partially offset by repayments of long-term debt, common stock cash dividends and purchases of treasury stock.

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
Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of September 30, 2015, equity investments consisted of $22.4 million of common stocks of publicly traded financial institutions and $1.1 million of other equity investments.
The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $15.1 million and a fair value of $22.4 million at September 30, 2015, including an investment in a single financial institution with a cost basis of $8.5 million and a fair value of $12.8 million. The fair value of this investment accounted for 57.1% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution within the financial institutions stock portfolio exceeded 5% of the portfolio's fair value. As of September 30, 2015, the financial institutions stock portfolio had $7.3 million of net unrealized gains.
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
Municipal Securities
As of September 30, 2015, the Corporation owned municipal securities issued by various municipalities with a total fair value of $240.2 million. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of September 30, 2015, approximately 95% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 83% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Certificates
As of September 30, 2015, the Corporation’s investments in student loan auction rate certificates (ARCs), had a cost basis of $106.7 million and a fair value of $97.9 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, since early 2008, market auctions for these securities failed due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of September 30, 2015, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model, prepared by a third-party valuation expert, produced fair values that assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.
The credit quality of the underlying debt associated with ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2015, all of the ARCs were rated above investment grade, with approximately $5 million, or 6%, "AAA" rated and $92 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. As of September 30, 2015, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities Issued by Financial Institutions
The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions, as presented in the following table as of September 30, 2015:

	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$46,624	$41,787
Subordinated debt	51,625	53,576
Pooled trust preferred securities	—	530
Corporate debt securities issued by financial institutions	$98,249	$95,893

The fair values for pooled trust preferred securities and certain single-issuer trust preferred securities were based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers.

The Corporation’s investments in single-issuer trust preferred securities had an unrealized loss of $4.8 million at September 30, 2015. The Corporation did not record any other-than-temporary impairment charges for single-issuer trust preferred securities during the three and nine months ended September 30, 2015 or 2014. Seven of the Corporation's 19 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $14.5 million and an estimated fair value of $13.2 million as of September 30, 2015. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Single-issuer trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $2.7 million at September 30, 2015 were not rated by any ratings agency.
As of September 30, 2015, the Corporation held two pooled trust preferred securities with an amortized cost of $0 and an estimated fair value of $530,000, that were rated below investment grade by at least one ratings agency. The class of securities held by the Corporation was below the most senior tranche, with the Corporation’s interests being subordinate to other investors in the pool.
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

The following table provides information about the Corporation’s interest rate sensitive financial instruments as of September 30, 2015. The table presents expected cash flows and weighted average rates for each of the Corporation's significant interest rate sensitive financial instruments, by expected maturity period. None of the Corporation’s financial instruments are classified as trading. All dollar amounts are in thousands.

	Expected Maturity Period							Estimated
	Year 1	Year 2	Year 3	Year 4	Year 5	Beyond	Total	Fair Value
Fixed rate loans (1)	$975,597	$484,581	$350,691	$380,102	$239,651	$678,863	$3,109,485	$3,078,275
Average rate	3.60%	4.20%	4.07%	4.43%	4.32%	3.61%	3.90%

Floating rate loans (1) (2)	2,392,556	1,597,191	1,293,230	1,095,874	1,069,244	2,976,168	10,424,263	10,347,127
Average rate	3.66%	3.76%	3.79%	3.81%	3.77%	3.71%	3.73%

Fixed rate investments (3)	435,564	324,117	252,653	223,718	215,175	800,264	2,251,491	2,269,686
Average rate	2.80%	2.83%	2.69%	2.58%	2.49%	2.59%	2.67%

Floating rate investments (3)	4,985	4,972	106,681	22	—	40,166	156,826	143,359
Average rate	1.04%	1.90%	1.90%	2.00%	—%	1.50%	1.77%

Other interest-earning assets	537,880	—	—	—	—	68,977	606,857	606,857
Average rate	0.36%	—%	—%	—%	—%	5.03%	0.89%

Total	$4,346,582	$2,410,861	$2,003,255	$1,699,716	$1,524,070	$4,564,438	$16,548,922	$16,445,304
Average rate	3.15%	3.72%	3.60%	3.79%	3.68%	3.50%	3.50%

Fixed rate deposits (4)	$1,216,409	$501,015	$257,453	$364,496	$258,021	$24,697	$2,622,091	$2,642,857
Average rate	0.60%	1.10%	1.39%	2.03%	2.05%	1.94%	1.13%

Floating rate deposits (5)	5,342,016	856,561	552,477	310,183	284,762	210,076	7,556,075	7,544,200
Average rate	0.17%	0.11%	0.10%	0.08%	0.08%	0.13%	0.15%

Fixed rate borrowings (6)	31,297	351,638	668	130,533	157,947	290,854	962,937	996,097
Average rate	1.69%	4.51%	4.65%	2.12%	2.78%	4.31%	3.75%

Floating rate borrowings (7)	431,632	—	—	—	—	16,496	448,128	438,296
Average rate	0.05%	—%	—%	—%	—%	2.46%	0.14%

Total	$7,021,354	$1,709,214	$810,598	$805,212	$700,730	$542,123	$11,589,231	$11,621,450
Average rate	0.24%	1.30%	0.51%	1.30%	1.41%	2.53%	0.67%

(1)	Amounts are based on contractual payments and maturities, adjusted for expected prepayments. Excludes $2.6 million of overdraft deposit balances.

(2)	Line of credit amounts are based on historical cash flows, with an average life of approximately 5 years.

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
Included within the $10.4 billion of floating rate loans above are $3.3 billion of loans, or 31.9% of the total, that float with the prime interest rate, $2.3 billion, or 22.1%, of loans that float with other interest rates, primarily the London Interbank Offered Rate ("LIBOR"), and $4.8 billion, or 46.0%, of adjustable rate loans. The $4.8 billion of adjustable rate loans include loans that are fixed rate instruments for a certain period of time, and then convert to floating rates.

The following table presents the percentage of adjustable rate loans, at September 30, 2015, stratified by the period until their next repricing:

Percent of Total Adjustable Rate Loans
One year	33.4%
Two years	17.9
Three years	17.4
Four years	12.9
Five years	11.1
Greater than five years	7.3
The Corporation uses two complementary methods to measure and manage interest rate risk. They are simulation of net interest income and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves and exposure to changes in interest rates.
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
The following table summarizes the expected impact of abrupt interest rate changes on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change
+300 bp	+ $ 65.5 million	+13.3%
+200 bp	+ $ 42.2 million	+8.6
+100 bp	+ $ 18.4 million	+3.7
–100 bp	– $ 16.3 million	–3.3

(1) The inclusion of only one -100 bp rate shock reflects the effect of implicit and explicit floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset cash flows and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of September 30, 2015, the Corporation was within policy limits for every 100 basis point shock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

July 1, 2015 to July 31, 2015	1,192,400	$12.74	1,192,400	$15,790,528
August 1, 2015 to August 31, 2015	1,245,870	$12.67	1,245,870	—
September 1, 2015 to September 31, 2015	—	$—	—	—

On April 21, 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2015. Repurchased shares may be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. During the second quarter of 2015, 1.5 million shares had been repurchased under this program for a total cost of $19.0 million, or $12.36 per share. During the third quarter of 2015, the remaining $31.0 million, or approximately 2.4 million shares at an average $12.71 per share, were repurchased, completing this repurchase program.

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

FULTON FINANCIAL CORPORATION

Date:	November 6, 2015	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	November 6, 2015	/s/ Patrick S. Barrett
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.