Form 10-K
period 2015-12-31
FULTON FINANCIAL CORP
filed 2016-02-26
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015,
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion. The number of shares of the registrant’s Common Stock outstanding on January 31, 2016 was 173,623,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 16, 2016 are incorporated by reference in Part III.

PART I

Item 1. Business
General
Fulton Financial Corporation (the Corporation) was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act (GLB Act), which gave the Corporation the ability to expand its financial services activities under its holding company structure (See "Competition" and "Supervision and Regulation" below). The Corporation directly owns 100% of the common stock of six community banks and eight non-bank entities. As of December 31, 2015, the Corporation had approximately 3,460 full-time equivalent employees.
The common stock of Fulton Financial Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2015 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC).
Bank and Financial Services Subsidiaries
The Corporation’s six subsidiary banks are located primarily in suburban or semi-rural geographical markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style that emphasizes relationship banking. Where appropriate, operations are centralized through common platforms and back-office functions. The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six subsidiary banks in connection with a transition to a business model that will be less oriented on geographic boundaries and will instead focus more on alignment with the customer segments the Corporation serves. The Corporation also believes that consolidation will enhance its ability to manage risk more efficiently and effectively through a centralized risk management and compliance function. This multi-year process is expected to eventually result in the Corporation conducting its core banking business through a single subsidiary bank. Consolidation of the bank subsidiaries will result in a single subsidiary bank with greater than $10 billion of assets, subjecting it to more stringent regulation applicable to institutions that exceed that threshold. See Item 1A. Risk Factors - "Additional growth, particularly at the Corporation’s largest subsidiary, Fulton Bank, N.A., would subject it to additional regulation and increased supervision" under "Legal, Compliance and Reputational Risks." The timing of the commencement of this process will depend significantly on the Corporation and its banking subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations, and establishing, to the satisfaction of the Corporation’s banking regulatory agencies, that those enhancements are sustainable to achieve compliance with the regulatory enforcement orders issued to the Corporation and its subsidiary banks by their respective banking regulatory agencies relating to identified deficiencies in that compliance program. See Item 1A. Risk Factors - "The Corporation and its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions" under "Legal, Compliance and Reputational Risks."
The Corporation’s subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks. However, a large portion of the Corporation’s loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans. See Item 1A. Risk Factors - "Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk" under "Economic and Credit Risks."
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
Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $150 million) in the subsidiary banks’ market areas. The Corporation's policies limit the maximum total lending commitment to a single borrower to $50.0 million as of December 31, 2015, which is below the Corporation’s regulatory lending limit. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and also based on the Corporation's internal risk rating of the borrower. Commercial lending products include commercial, financial, agricultural and real estate loans. Floating, adjustable and fixed rate loans are provided, with floating and adjustable rate loans generally tied to an index such as the Prime Rate or the London Interbank Offered Rate (LIBOR), as well as interest rate swaps. The commercial lending policy of the Corporation's subsidiary banks encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.
Investment management, trust, brokerage, insurance and investment advisory services are offered to consumer and commercial banking customers in the market areas serviced by the Corporation's subsidiary banks by Fulton Financial Advisors, a division of the Corporation's Fulton Bank, N.A. subsidiary bank.
The Corporation’s subsidiary banks deliver their products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking, mobile banking and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at virtually any time of the day.
The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2015:

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$9,835	$7,692	112
Fulton Bank of New Jersey	Mt. Laurel, NJ	3,677	3,100	65
The Columbia Bank	Columbia, MD	2,115	1,697	31
Lafayette Ambassador Bank	Bethlehem, PA	1,526	1,228	21
FNB Bank, N.A.	Danville, PA	363	267	7
Swineford National Bank	Middleburg, PA	306	259	7
				243

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in Item 2. Properties.
Non-Bank Subsidiaries
The Corporation owns 100% of the common stock of five non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Financial Realty Company, which holds title to or leases certain properties upon which Corporation branch offices and other facilities are located; (ii) Central Pennsylvania Financial Corp., which owns limited partnership interests in partnerships invested primarily in low and moderate income housing projects; (iii) FFC Management, Inc., which owns certain investment securities and other passive investments; (iv) FFC Penn Square, Inc., which owns trust preferred securities (TruPS) issued by a subsidiary of Fulton Bank, N.A; and (v) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.
The Corporation owns 100% of the common stock of three non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2015:

Subsidiary	State of Incorporation	Total Assets
		(dollars in thousands)
Columbia Bancorp Statutory Trust	Delaware	$6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

Competition
The banking and financial services industries are highly competitive. Within its geographic region, the Corporation’s subsidiaries face direct competition from other commercial banks, varying in size from local community banks to larger regional and national banks, credit unions and non-bank entities. As a result of the wide availability of electronic delivery channels, the subsidiary banks also face competition from financial institutions that do not have a physical presence in the Corporation’s geographic markets.

The industry is also highly competitive due, in part, to the GLB Act. As a result of the GLB Act, there is a great deal of competition from many types of entities for customers that were traditionally served only by the banking industry. Under the GLB Act, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing expansion into non-banking financial services activities that were previously restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in many of these activities, the ability to do so may enhance the ability of the Corporation to compete in the future.

Market Share
Deposit market share information is compiled as of June 30 of each year by the Federal Deposit Insurance Corporation (FDIC). The Corporation’s banks maintain branch offices in 52 counties across five states. In 15 of these counties, the Corporation ranked in the top 5 in deposit market share (based on deposits as of June 30, 2015). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county.

				No. of Financial Institutions		Deposit Market Share (June 30, 2015)
County	State	Population (2015 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	538,000	Fulton Bank, N.A.	21	8	1	25.0%
Berks	PA	414,000	Fulton Bank, N.A.	20	15	8	3.2%
Bucks	PA	627,000	Fulton Bank, N.A.	38	22	17	1.8%
Centre	PA	161,000	Fulton Bank, N.A.	17	5	11	3.4%
Chester	PA	518,000	Fulton Bank, N.A.	32	9	9	3.3%
Columbia	PA	67,000	FNB Bank, N.A.	6	2	5	4.2%
Cumberland	PA	247,000	Fulton Bank, N.A.	19	11	13	1.9%
Dauphin	PA	273,000	Fulton Bank, N.A.	16	7	6	4.2%
Delaware	PA	565,000	Fulton Bank, N.A.	28	13	30	0.3%
Lebanon	PA	137,000	Fulton Bank, N.A.	12	1	1	31.4%
Lehigh	PA	360,000	Lafayette Ambassador Bank	21	17	7	4.1%
Lycoming	PA	116,000	FNB Bank, N.A.	11	12	14	0.8%
Montgomery	PA	822,000	Fulton Bank, N.A.	40	27	25	0.4%
Montour	PA	19,000	FNB Bank, N.A.	5	1	2	24.3%
Northampton	PA	302,000	Lafayette Ambassador Bank	16	14	4	13.2%
Northumberland	PA	94,000	FNB Bank, N.A.	18	3	9	3.7%
			Swineford National Bank			14	1.9%
Schuylkill	PA	145,000	Fulton Bank, N.A.	14	7	10	4.0%
Snyder	PA	41,000	Swineford National Bank	8	—	2	26.5%
Union	PA	45,000	Swineford National Bank	8	1	5	6.9%
York	PA	443,000	Fulton Bank, N.A.	15	13	4	10.6%
New Castle	DE	558,000	Fulton Bank, N.A.	15	35	12	0.2%
Sussex	DE	216,000	Fulton Bank, N.A.	15	2	3	8.1%
Anne Arundel	MD	567,000	The Columbia Bank	29	15	21	0.3%
Baltimore	MD	833,000	The Columbia Bank	37	21	23	0.8%
Baltimore City	MD	623,000	The Columbia Bank	30	19	12	0.3%
Cecil	MD	103,000	The Columbia Bank	7	4	3	13.5%
Frederick	MD	247,000	The Columbia Bank	17	6	15	0.8%
Howard	MD	317,000	The Columbia Bank	20	5	5	8.7%
Montgomery	MD	1,049,000	The Columbia Bank	32	22	36	0.2%
Prince George's	MD	919,000	The Columbia Bank	19	20	21	0.7%
Washington	MD	150,000	The Columbia Bank	12	3	2	20.4%
Atlantic	NJ	275,000	Fulton Bank of New Jersey	16	9	12	1.4%
Burlington	NJ	449,000	Fulton Bank of New Jersey	20	18	16	0.9%
Camden	NJ	510,000	Fulton Bank of New Jersey	21	14	11	2.3%
Cumberland	NJ	157,000	Fulton Bank of New Jersey	12	6	13	1.9%
Gloucester	NJ	292,000	Fulton Bank of New Jersey	23	6	2	14.3%

				No. of Financial Institutions		Deposit Market Share (June 30, 2015)
County	State	Population (2015 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	126,000	Fulton Bank of New Jersey	16	7	11	2.5%
Mercer	NJ	373,000	Fulton Bank of New Jersey	24	26	19	0.9%
Middlesex	NJ	845,000	Fulton Bank of New Jersey	46	38	30	0.3%
Monmouth	NJ	629,000	Fulton Bank of New Jersey	27	12	26	0.5%
Morris	NJ	501,000	Fulton Bank of New Jersey	31	27	15	1.3%
Ocean	NJ	590,000	Fulton Bank of New Jersey	21	7	18	0.8%
Salem	NJ	64,000	Fulton Bank of New Jersey	8	3	1	25.2%
Somerset	NJ	335,000	Fulton Bank of New Jersey	29	10	9	2.6%
Warren	NJ	107,000	Fulton Bank of New Jersey	13	5	5	8.4%
Chesapeake City	VA	238,000	Fulton Bank, N.A.	14	10	10	1.6%
Fairfax	VA	1,144,000	Fulton Bank, N.A.	36	19	41	0.1%
Henrico	VA	325,000	Fulton Bank, N.A.	24	18	18	0.7%
Manassas	VA	43,000	Fulton Bank, N.A.	14	1	11	2.0%
Newport News	VA	184,000	Fulton Bank, N.A.	12	4	15	0.5%
Richmond City	VA	221,000	Fulton Bank, N.A.	18	7	15	0.2%
Virginia Beach	VA	455,000	Fulton Bank, N.A.	16	7	10	1.6%

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

OCC - Office of the Comptroller of the Currency

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Bank Holding Company Act (BHCA), the Federal Reserve Act, the National Bank Act and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things.
The Corporation is subject to regulation and examination by the Federal Reserve Bank, and is required to file periodic reports and to provide additional information that the Federal Reserve may require. In addition, the Federal Reserve must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of, any bank for which it is not already the majority owner.
Dodd-Frank Act - The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CFPB), which has broad regulatory and enforcement powers over consumer financial products and services. Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd-Frank Act also provided that, for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws. As of December 31, 2015, none of the Corporation's subsidiary banks had total assets of more than $10 billion; however, the Corporation's largest subsidiary bank, Fulton Bank, N. A., had $9.8 billion in assets. Although not subject to CFPB examination, the Corporation's subsidiary banks remain subject to the review and supervision of other applicable regulatory authorities, and such authorities may enforce compliance with regulations issued by the CFPB. In the event that Fulton Bank, N.A.'s total assets exceed $10 billion in the future, Fulton Bank, N.A. would become subject to supervision, examination and enforcement by the CFPB.
Stress testing - In October 2012, the Board of Governors of the Federal Reserve System (FRB) issued final rules regarding company-run stress testing. In accordance with these rules, the Corporation is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of the various scenarios on the Corporation's earnings, capital levels and capital ratios over a nine-quarter time horizon. The Corporation's board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of the Corporation's capital planning process and the evaluation of the adequacy of its capital. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests that commenced in the fall of 2014. The Corporation believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile. The results of the annual stress testing process did not lead the Corporation to raise additional capital or alter the mix of its capital components. Pursuant to final rules published in October 2014 and December 2015, the FRB modified the start date of the stress test cycles so that, going forward, stress tests must be conducted using financial data as of December 31 of the prior year, the results of the stress test must be reported to the FRB on or before July 31 and a summary of the results of the stress test must be publicly disclosed between October 15 and October 31. Under similar rules adopted by the OCC, national banks with total consolidated assets of more than $10 billion are also required to conduct annual stress tests. Although the total consolidated assets of Fulton Bank, N.A., the Corporation's largest subsidiary bank, are less than $10 billion, if Fulton Bank, N.A.’s assets exceed $10 billion in the future, it will become subject to the OCC’s stress test rules.

Residential Lending Laws - As a residential mortgage lender, the Corporation and its bank subsidiaries are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, the Truth-In-Lending Act (TILA), the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Corporation and its bank subsidiaries becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.
Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).
Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - As required by the Dodd-Frank Act, the CFPB issued final rules in December 2013 revising and integrating previously separate disclosures required under the Real Estate Settlement Procedures Act (RESPA) and the TILA in connection with certain closed-end consumer mortgage loans. These final rules became effective August 1, 2015 and require lenders to provide a new Loan Estimate, combining content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA, not later than the third business day after submission of a loan application, and a new Closing Disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA, at least three days prior to the loan closing.
Consumer Financial Protection Enforcement - The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies (the Agencies), to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in Federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice (DOJ), the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. As an independent bureau within the FRB, the CFPB may impose requirements that are more severe than those of the other bank regulatory agencies. During 2015, the CFPB and the DOJ pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.
Volcker Rule - As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued final rulings (the Final Rules) implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called Volcker Rule). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the 1940 Act) but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in proprietary trading and covered fund activities covered by the Volcker Rule. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. In December 2014, the FRB extended, until July 21, 2016, the date by which banking entities must conform their covered fund activities and investments to the requirements of the Final Rules, and announced its intention to grant an additional one-year extension of the conformance period to July 21, 2017. The Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules. Based on the Corporation's evaluation of its investments, none fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2016 or any further extension of the conformance date that maybe granted by the FRB. Therefore, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.
Capital Requirements - There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.
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
In July 2013, the FRB approved final rules (the U.S. Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations and implementing the BASEL's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.
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

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, are being phased out as a component of Tier 1 capital for institutions of the Corporation's size. In July 2015, the previously outstanding trust preferred securities issued by Fulton Capital Trust I were redeemed.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weights for a variety of asset categories.
When fully phased in on January 1, 2019, the Corporation and its bank subsidiaries will also be required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The required minimum capital conservation buffer began to be phased in incrementally, starting at 0.625%, on January 1, 2016, and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.50% on January 1, 2019. The rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel.
As of December 31, 2015, the Corporation met the fully-phased in minimum capital requirements, including the new capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.
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
The Basel III liquidity framework also introduced a second ratio, referred to as the Net Stable Funding Ratio (NSFR), which is designed to promote funding resiliency over longer-term time horizons by creating additional incentives for banks to fund their activities with more stable sources of funding on an ongoing structural basis. This new liquidity standard is subject to further rulemaking. To date, U.S. banking regulators have not proposed any additional liquidity rules. Because of the Corporation's size, neither the U.S. Liquidity Coverage Ratio Rule nor any additional proposed rules under the Basel III liquidity framework are applicable to it.

Prompt Corrective Regulatory Action - The Federal Deposit Insurance Corporation Improvement Act (FDICIA) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the institution’s primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Prior to January 1, 2015, an insured depository institution was treated as well capitalized if its total risk-based capital ratio was 10.00% or greater, its Tier 1 risk-based capital ratio was 6.00% or greater and its Tier 1 leverage capital ratio was 5.00% or greater, and it was not subject to any order or directive by its primary federal regulator to meet a specific capital level. Effective January 1, 2015, an insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-

based capital ratio is 8.00% or greater, its Common Equity Tier 1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2015, each of the Corporation’s bank subsidiaries’ capital ratios were above the minimum levels required to be considered "well capitalized" by its primary federal regulator.
Loans and Dividends from Subsidiary Banks - There are various restrictions on the extent to which the Corporation's bank subsidiaries can make loans or extensions of credit to, or enter into certain transactions with, its affiliates, which would include the Corporation and its non-banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities). The Dodd-Frank Act expanded these restrictions, effective in July 2012, to cover securities lending, repurchase agreement and derivatives activities that the Corporation’s bank subsidiaries may have with an affiliate.
For safety and soundness reasons, banking regulations also limit the amount of cash that can be transferred from subsidiary banks to the Parent Company in the form of dividends. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information regarding regulatory capital and dividend and loan limitations.
Federal Deposit Insurance - Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Deposit Insurance Fund (DIF) of the FDIC, generally up to $250,000 per insured depositor.
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
On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10 billion or more in assets and another for highly complex institutions that have $50 billion or more in assets. As of December 31, 2015, none of the Corporation’s individual subsidiary banks had assets of $10 billion or more and, therefore, did not meet the classification of large depository institutions.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC has announced that the DRR for 2016 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.
The Dodd-Frank Act increased the minimum DIF reserve ratio to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that, in setting the assessment rates necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets. In October 2010, the FDIC adopted a restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020.
On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The proposed rule would impose on insured depository institutions with $10 billion or more in total consolidated assets a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the deposit insurance assessment base, after making certain adjustments. If the rule is adopted as proposed, the FDIC expects that these surcharges would commence in 2016 and continue for approximately eight quarters; however, if the reserve ratio for the DIF does not reach the required level by December 31, 2018, the FDIC would impose a shortfall assessment on March 31, 2019, which would be collected on June 30, 2019. To the extent that any of the Corporation’s subsidiary banks’ assets exceeds $10 billion in the future, such rulemaking could result in an increase in the deposit insurance assessments for such banks.
USA Patriot Act - Anti-terrorism legislation enacted under the USA Patriot Act of 2001 (Patriot Act) expanded the scope of anti-money laundering laws and regulations and imposed significant new compliance obligations for financial institutions, including the Corporation’s subsidiary banks. These regulations include obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Among other requirements, the Patriot Act and the related regulations impose the following requirements with respect to financial institutions:

•	Establishment of anti-money laundering programs;

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•	Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.
Failure to comply with the Patriot Act’s requirements could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes. The Corporation and its banking subsidiaries are currently subject to regulatory enforcement orders (the Consent Orders) issued by bank regulatory agencies relating to identified deficiencies in a largely centralized compliance program (the BSA/AML Compliance Program) designed to comply with the Bank Secrecy Act, the Patriot Act and related anti-money laundering regulations (the BSA/AML Requirements). The Consent Orders require, among other things, that the Corporation and its banking subsidiaries review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. See Item 1A. Risk Factors - "The Corporation and its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions" under "Legal, Compliance and Reputational Risks;" Item 3. Legal Proceedings; "Regulatory Enforcement Orders," under "Overview and Outlook" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Commercial Real Estate Guidance - In December 2015, the Agencies released a statement entitled "Statement on Prudent Risk Management for Commercial Real Estate Lending" (the CRE Statement). In the CRE Statement, the Agencies express concerns with institutions which ease commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The Agencies previously issued guidance in December 2006, entitled "Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices," which states that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represents 300% or more of its total capital and (2) the outstanding balance of such institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Community Reinvestment - Under the Community Reinvestment Act (CRA), each of the Corporation’s subsidiary banks has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low and moderate income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2015, all of the Corporation’s subsidiary banks are rated at least as "satisfactory." Regulations require that the Corporation’s subsidiary banks publicly disclose certain agreements that are in fulfillment of CRA. None of the Corporation’s subsidiary banks are party to any such agreements at this time.

Standards for Safety and Soundness - Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. An institution must submit a compliance plan to its regulator if it is notified that it is not satisfying any such safety and soundness standards. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the regulator must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If the institution fails to comply with such an order, the regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Privacy Protection - The Corporation’s bank subsidiaries are subject to regulations implementing the privacy protection provisions of the GLB Act. These regulations require each of the Corporation’s bank subsidiaries to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the bank is required to provide its customers with the ability to "opt-out" of having the bank share their nonpublic personal information with unaffiliated third parties.

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

Federal Reserve System - FRB regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $15.2 million and $110.2 million (subject to adjustment by the FRB) plus a reserve of 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the FRB) is exempt from the reserve requirements. Each of the Corporation’s bank subsidiaries is in compliance with the foregoing requirements.

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
Federal Securities Laws - The Corporation is subject to the periodic reporting, proxy solicitation, tender offer, insider trading, corporate governance and other requirements under the Securities Exchange Act of 1934. Among other things, the federal securities laws require management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation’s internal control over financial reporting. These reports can be found in Part II, Item 8, "Financial Statements and Supplementary Data." Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the "Signatures" and "Exhibits" sections.

Executive Officers
As of December 31, 2015, the executive officers of the Corporation are as follows:

Name	Age	Office Held and Term of Office
E. Philip Wenger	58
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

Patrick S. Barrett	52
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

Meg R. Mueller	51
Senior Executive Vice President and Chief Credit Officer of the Corporation since July 2013. Executive Vice President and Chief Credit Officer since 2010. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Curtis J. Myers	47
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

Craig A. Roda	59
Senior Executive Vice President of Community Banking of the Corporation since July 2011; and Chairman and Chief Executive Officer of Fulton Bank, N.A., since February 2009. Chief Executive Officer and President of Fulton Bank, N.A. from 2006 to 2009. Mr. Roda has been employed by the Corporation in a number of positions since 1979.

Philmer H. Rohrbaugh	63
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

Angela M. Sargent	48
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
The Corporation's results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The Corporation's financial performance is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability, or increases in the cost, of credit and capital, changes in the rate of inflation, changes in interest rates, high unemployment, natural disasters or a combination of these or other factors.
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
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. While the Corporation believes that its allowance for credit losses as of December 31, 2015 is sufficient to cover incurred losses in the loan portfolio on that date, the Corporation may need to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.
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
The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Corporation’s loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions, which will impact the Corporation’s operating results.
If the Corporation’s assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Corporation’s earnings could be material.
Furthermore, banking regulators may require the Corporation to make additional provisions for credit losses or otherwise recognize further loan charge-offs or impairments following their periodic reviews of the Corporation’s loan portfolio, underwriting procedures and allowance for credit losses. Any increase in the Corporation’s allowance for credit losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on the Corporation’s financial condition and results of operations. See "Provision and Allowance for Credit Losses," under "Financial Condition" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk.
Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk. National, regional and local economic conditions can impact the Corporation’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, such as a substantial decline in the stock market, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation may depress the Corporation’s earnings and consequently its financial condition because:

•	borrowers may not be able to pay interest on, and repay their principal of, outstanding loans;

•	the value of the collateral securing the Corporation's loans to borrowers may decline; and

•	demand for loans, as well as and other products and services the Corporation offers, may decline.

Approximately $10.4 billion, or 74.8%, of the Corporation’s loan portfolio was in commercial loans, commercial mortgage loans, and construction loans at December 31, 2015. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because they typically have larger balances and are more likely to be affected by adverse conditions in the economy. Because payments on these loans often depend on the successful operation and management of businesses and properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in government regulation. Intense competition among lenders, coupled with moderate levels of recent economic growth, can increase pressure on the Corporation to relax its credit standards and/or underwriting criteria in order to achieve the Corporation’s loan growth targets. A relaxation of credit standards or underwriting criteria could result in greater challenges in the repayment or collection of loans should economic conditions, or individual borrower performance, deteriorate to a degree that could impact loan performance. Additionally, competitive pressures could drive the Corporation to consider loans and customer relationships that are outside of the Corporation’s established risk appetite or target customer base. See "Loans," under "Financial Condition" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MARKET RISKS.
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
Net interest income is the difference between interest earned on interest earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of the Corporation's net income, accounting for approximately 74% of total revenues in 2015. The narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, has adversely affected the Corporation's net interest income.
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
Competition sometimes pressures the Corporation to lower rates charged on loans more than the decline in market rates would otherwise indicate. Competition may also pressure the Corporation to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand has improved in recent years, intense competition among lenders has contributed to downward pressure on loan yields, also narrowing the net interest margin. Further, due to historically low market interest rates, rates paid on deposits have tended to reach a natural floor below which it is difficult to further reduce such rates. See "Net Interest Income," in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Changes in interest rates can affect demand for the Corporation’s products and services.
Movements in interest rates can cause demand for some of the Corporation’s products and services to be cyclical. As a result, the Corporation may need to periodically increase or decrease the size of certain of its businesses, including its personnel, to more appropriately match increases and decreases in demand and volume. The need to change the scale of these businesses is challenging, and there is often a lag between changes in the businesses and the Corporation’s reaction to these changes. For example, demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining and to decrease during periods when interest rates were rising.
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
As of December 31, 2015, the Corporation’s securities investments included $98.1 million of investments in student loan auction rate certificates (ARCs). Following the failures of periodic auctions for these ARCs, which began in 2008 and have continued since that time, there has not been an active market for these securities. Other than sporadic redemptions and tender offers made by the issuers of these ARCs, these securities are illiquid. Secondary market transactions involving ARCs typically represent forced liquidations or distressed sales and do not provide an accurate basis for determining their fair value. The Corporation does not have the intent to sell the ARCs and does not believe it will more likely than not be required to sell any of the ARCs prior to a recovery of their fair value to amortized cost, which may be at maturity. However, if the Corporation chose to liquidate these securities prior to their maturity, it would likely have to do so at "distressed" sale prices and would likely do so at a loss.
A portion of the Corporation's securities portfolio includes holdings of equity investments, including stocks of publicly traded financial institutions. The portfolio of publicly traded financial institutions includes shares of a single financial institution which, as of December 31, 2015, had a fair value of $10.2 million. The Corporation's holdings of this financial institution constituted approximately 49.5% of the fair value of the Corporation's aggregate holdings of publicly traded financial institutions as of that date.
The Corporation's investment management and trust services revenue, which is partially based on the value of the underlying investment portfolios, can also be impacted by fluctuations in the securities markets. If the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets, in general, or otherwise, the Corporation's revenue could be negatively impacted. In addition, the Corporation's ability to sell its brokerage services is dependent, in part, upon consumers' level of confidence in securities markets.
See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
LIQUIDITY RISK.
Changes in interest rates or disruption in liquidity markets may adversely affect the Corporation’s sources of funding.
The Corporation must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Corporation’s liquidity management emphasizes core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sales of loans and use of liquidity resources of the holding company, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to the Corporation than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Corporation’s results of operations or financial condition, downgrades in the Corporation’s credit ratings, regulatory actions involving the Corporation, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.
While the Corporation attempts to manage its liquidity through various techniques, the assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Corporation may face limitations on its ability to fund loan growth if customers move funds out of the Corporation’s bank subsidiaries’ deposit accounts in response to increases in interest rates. In the years following the 2008 financial crisis, even as the general level of market interest rates remained low by historical standards, depositors frequently avoided higher-yielding and higher-risk alternative investments, in favor of the safety and liquidity of non-maturing deposit accounts. These circumstances contributed to significant growth in non-maturing deposit account balances at the Corporation, and at depository financial institutions generally. Should interest rates rise, customers may become more sensitive to interest rates when making deposit decisions and considering alternative opportunities. This increased sensitivity to interest rates could cause customers to move funds into higher-yielding deposit accounts offered by the Corporation’s bank subsidiaries, require the Corporation’s bank subsidiaries to offer higher interest rates on deposit accounts to retain customer deposits or cause customers to move funds into alternative investments or deposits of other banks or non-bank providers. Technology and other factors have also made it more convenient for customers to transfer low-cost deposits into higher-cost deposits or into alternative investments or deposits of other banks or non-bank providers. Movement of customer deposits into higher-yielding deposit accounts offered by the Corporation’s bank subsidiaries, the need to offer higher interest rates on deposit accounts to retain customer deposits or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Corporation’s funding costs, reduce its net interest margin and/or create liquidity challenges.
Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in the Corporation's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. If the Corporation is not able to continue to rely primarily on customer deposits to meet its liquidity and funding needs, continue to access secondary, non-deposit funding sources on favorable terms or otherwise fails to manage its liquidity effectively, the Corporation’s ability to continue to grow may be constrained and the Corporation’s liquidity, operating margins, results of operations and financial condition may be materially adversely affected. See "Interest Rate Risk, Asset/Liability Management and Liquidity," in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Liquidity must also be managed at the holding company level. Banking regulators carefully scrutinize liquidity at the holding company level, in addition to consolidated and bank liquidity levels. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from bank subsidiaries to the parent company in the form of loans and dividends. Generally, these limitations are based on the bank subsidiaries' regulatory capital levels and their net income. These factors have affected some institutions' ability to pay dividends and have required some institutions to establish borrowing facilities at the holding company level.
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
The Corporation has six bank subsidiaries, and the Corporation and its subsidiaries are subject to regulation by a relatively large number of federal and state regulatory agencies. This corporate structure presents challenges, specifically, the need for compliance with different, and potentially inconsistent, regulatory requirements. The time, expense and internal and external resources associated with regulatory compliance continue to increase, and balancing the need to address regulatory changes and effectively manage overall non-interest expenses has become more challenging than it has been in the past. As a result, the Corporation’s compliance obligations increase the Corporation's expense, require increasing amounts of management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.
The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six bank subsidiaries. This multi-year consolidation process is expected to eventually result in the Corporation conducting its core banking business through a single bank subsidiary, which would reduce the number of government agencies that regulate the Corporation’s banking operations. The timing of the commencement of this consolidation process will depend significantly on the Corporation and its bank subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements). The Corporation will also need to establish, to the satisfaction of the Corporation’s banking regulatory agencies, that those enhancements are sustainable to achieve compliance with the regulatory enforcement orders issued to the Corporation and its bank subsidiaries by their respective banking regulatory agencies relating to identified deficiencies in that compliance program. There is no assurance that the regulatory approvals required for such consolidation can be obtained or that such consolidation would significantly reduce the time, expense and internal and external resources associated with regulatory compliance.

The Corporation may incur negative consequences from regulatory violations, including inadvertent or unintentional violations.
Compliance with banking statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate certain transactions. Banking regulators are scrutinizing banks through longer and more intensive bank examinations. The results of such examinations could result in a delay or failure to receive required regulatory approvals for potential new activities and transactional matters. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation’s operations and expansion activities that could have a material adverse effect on its business and profitability. As noted below and as examples of such limitations, the regulatory enforcement orders to which the Corporation and each of its bank subsidiaries are subject impose certain restrictions on the expansion activities of the Corporation and such bank subsidiaries.
Further, failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, or the commencement of further informal or formal regulatory enforcement actions against the Corporation or its bank subsidiaries. Other negative consequences also can result from such failures, including regulatory restrictions on the Corporation's activities, including restrictions on the Corporation’s ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in the Corporation's securities, and increases in the Corporation's costs of doing business. The occurrence of one or more of these events may have a material adverse effect on the Corporation's business, financial condition and/or results of operations.
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
Nonetheless, as mentioned above, the Corporation and each of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the BSA/AML Compliance Program), which was designed to comply with the BSA/AML Requirements.

The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent (Consent Orders), generally require, among other things, that the Corporation and its bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements.

In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or its bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.
Additional expenses and investments have been incurred as the Corporation expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the Consent Orders, have had an adverse effect on the Corporation’s results of operations in recent periods and could have a material adverse effect on the Corporation’s results of operations in one or more future periods.

Finally, due to the existence of the Consent Orders, some counterparties may not be permitted to, due to their internal policies, or may choose not to do business with the Corporation or its bank subsidiaries. Should counterparties upon which the Corporation or its bank subsidiaries rely for the conduct of their business become unwilling to do business with the Corporation or its bank subsidiaries, the Corporation’s results of operations and/or financial condition could be materially adversely effected.

Financial reform legislation continues to have a significant impact on the Corporation's business and results of operations; however, until more implementing regulations are adopted, the extent to which the legislation will impact the Corporation is uncertain.
The Dodd-Frank Act was enacted in 2010. The scope of the Dodd-Frank Act impacted many aspects of the financial services industry, and the Act required the development and adoption of many regulations, a number of which have not yet been adopted or fully implemented. The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act on the timelines contemplated by such legislation has resulted in a lack of clear regulatory guidance to banks with respect to certain matters. The resulting uncertainty can cause banks to take a cautious approach to certain business initiatives and planning. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act.

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

The Dodd-Frank Act established the CFPB. Among other things, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks during 2011. Because the CFPB remains a relatively new agency, the full impact on the Corporation, including its retail banking and mortgage businesses, continues to be uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect the Corporation's consumer business practices and operations, potentially resulting in increased compliance costs. Furthermore, the CFPB represents an additional source of potential enforcement or litigation against the Corporation and, as a relatively new agency with a focus on consumer protection, the CFPB may have new or different enforcement or litigation strategies than those utilized by other banking regulatory agencies. Such actions could further increase the Corporation's costs.

Pursuant to the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay, provide certain safe harbor protections for the origination of loans that meet the requirements for a "qualified mortgage" and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. These rules may adversely affect the volume of mortgage loans that the Corporation’s bank subsidiaries originate and may subject those subsidiaries to increased potential liability related to their residential loan origination activities, as well as increase costs. In December 2013, the CFPB issued final rules revising and integrating previously separate disclosures required under the Truth in Lending Act and the Real Estate Settlement Procedures Act in connection with closed-end consumer mortgages. These final rules, which became effective August 1, 2015, required the Corporation to adapt its systems and procedures to accommodate the use of new disclosure forms to be provided to closed-end consumer mortgage borrowers at the time of application and at the time of closing for those loans within the timeframes required under these new rules. See "Supervision and Regulation," in Item 1. Business.

Additional growth, particularly at the Corporation's largest subsidiary, Fulton Bank, N.A., would subject it to additional regulation and increased supervision.

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Corporation's largest bank subsidiary, Fulton Bank, N.A., had $9.8 billion in assets as of December 31, 2015. Additional growth (or the consolidation of the Corporation’s bank subsidiaries as discussed above) that results in Fulton Bank, N.A. having assets of $10 billion or more would subject Fulton Bank, N.A. to the following:

•	Supervision, examination and enforcement jurisdiction by the CFPB with respect to consumer financial protection laws;

•	Additional stress testing requirements;

•
A modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear a greater portion of the cost of raising the FDIC reserve ratio to 1.35% as required by the Dodd-Frank Act;

•	Heightened compliance standards under the Volcker Rule; and

•	Enhanced bank regulatory supervision as a larger financial institution.

See "Supervision and Regulation," in Item 1. Business.

Negative publicity could damage the Corporation’s reputation and business.
Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could result from the Corporation's actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information and from actions taken by government agencies and community organizations in response to that conduct. Because the Corporation conducts the majority of its businesses under the "Fulton" brand, negative public opinion about one line of business could affect the Corporation's other lines of businesses.
From time to time the Corporation and its subsidiaries may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on the Corporation’s business and results of operations as well as its reputation.
Many aspects of the Corporation’s business involve substantial risk of legal liability. From time to time, the Corporation and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its business activities (and in some cases from the activities of companies that were acquired). In addition, the Corporation and its bank subsidiaries are regularly the subject of governmental investigations and other forms of regulatory inquiry. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. These matters could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. The Corporation establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. However, the Corporation may still incur legal costs for a matter, even if a reserve has not been established.
Currently, the Corporation and its bank subsidiaries are the subject of regulatory proceedings in the form of the Consent Orders. The Corporation can provide no assurance as to the outcome or resolution of legal or administrative actions, and such actions may result in judgments against us for significant damages or the imposition of regulatory restrictions on our operations. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in litigation and other proceedings.
STRATEGIC AND EXTERNAL RISKS.
The Corporation is in the process of transforming its business model and this transformation may not be successful.
The Corporation historically has followed a "super-community" banking strategy under which the Corporation has operated its bank subsidiaries autonomously to maximize the advantages of the community banking model in serving the needs of its customers. Reliance on this model has posed challenges to the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function. As a result, the Corporation is in the process of transitioning to a business model that is primarily focused on alignment of services with the customer segments the Corporation serves and less oriented to geographic boundaries.
The transformation of the Corporation’s business model, which will be implemented over a period of years, may have some or all of the following unintended effects:

•	The efficiencies sought may not be achieved;

•	Some customers may not receive the change in business model in a positive manner, and relationships with these customers may be jeopardized;

•
The changes in organizational structure and the evolution of the Corporation’s culture that will be required to support the transition to the new business model may lead to dissatisfaction among employees which could make it more difficult for the Corporation to retain key employees;

•	The transition to the new business model may create operational and other challenges that are disruptive to the Corporation’s business; and

•	Expenses will be incurred in the implementation of the new business model, and the implementation process may distract the Corporation from the achievement of other fundamental business objectives.

The Corporation may not be able to achieve its growth plans.
The Corporation’s business plan includes the pursuit of profitable growth. Under current economic, competitive and regulatory conditions, profitable growth may be difficult to achieve due to one or more of the following factors:

•
In the current, prolonged low interest rate environment, the Corporation’s net interest margin has been compressed, and it is possible that a net interest margin that is lower than historical levels could continue for some time. As a result, income growth will likely need to come from growth in the volume of earning assets, particularly loans, and an increase in non-interest income. However, customer demand and competition could make such income growth difficult to achieve;

•
In recent years, reductions in the Corporation’s provision for credit losses have had a significant favorable impact on the Corporation’s earnings, in comparison to earlier years, during which credit losses and the provision for credit losses were elevated. Significant further reductions in the provision for loan losses are not likely;

•	Operating expenses, particularly in the compliance and risk management areas, have been elevated, and such expenses are unlikely to be reduced in the near future; and

•
Growth through acquisition or branching to supplement organic growth is unlikely to occur while the Consent Orders referenced above are in place, due to an inability to obtain the required regulatory approvals.

The competition the Corporation faces is significant and may reduce the Corporation's customer base and negatively impact the Corporation's results of operations.
There is significant competition among commercial banks in the market areas served by the Corporation. In addition, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulation than the Corporation is with respect to the products and services they provide and have different cost structures. Some of the Corporation's competitors have greater resources, higher lending limits, lower cost of funds and may offer other services not offered by the Corporation. The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and, as a result, may be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.
Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, thereby potentially adversely affecting the Corporation's profitability. The Corporation's profitability depends upon its continued ability to successfully compete in the market areas it serves. See "Competition," in Item 1. Business.
If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.
In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2015, the Corporation had $530.6 million of goodwill recorded on its balance sheet. The Corporation is required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.
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

The Corporation’s risk management framework is subject to inherent limitations, and risks may exist, or develop in the future, that the Corporation has not anticipated or identified. If the Corporation's risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected. The Corporation’s historical decentralized banking strategy challenges the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function.
The Corporation’s operational risks include risks associated with third-party vendors and other financial institutions.
The Corporation relies upon certain third-party vendors to provide products and services necessary to maintain its day-to-day operations, including, notably, responsibility for the core processing system that services all of the Corporation’s bank subsidiaries. Accordingly, the Corporation’s operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to the Corporation’s operations, which could have a material adverse effect on the Corporation’s financial condition and/or results of operations. Further, third-party vendor risk management has become a point of regulatory emphasis recently. A failure of the Corporation to follow applicable regulatory guidance in this area could expose the Corporation to regulatory sanctions.
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
One critical component of the Corporation’s risk management framework is its system of internal controls. Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations, financial condition and reputation. See Item 9A. Controls and Procedures.
Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Corporation's operations, net income or reputation.
The Corporation’s business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information regarding customers, employees and others on a daily basis. While the Corporation performs some of the functions required to operate its business directly, it also outsources significant business functions, such as processing customer transactions, maintenance of customer-facing websites, including its online banking function, and developing software for new products and services, among others. These relationships require the Corporation to allow third parties to access, store, process and transmit customer information. As a result, the Corporation may be subject to cyber security risks directly, as well as indirectly through the vendors to whom it outsources business functions. The increased use of smartphones, tablets and other mobile devices as well as cloud computing may also heighten these and other operational risks. Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Company to regulatory investigations, litigation or enforcement or require the payment of regulatory fines or penalties, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation.
The Corporation attempts to reduce its exposure to its vendors’ cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions, among other things. The Corporation also uses monitoring and preventive controls to detect and respond to cyber threats to its own systems before they become significant. However, there can be no assurance that the measures employed by the Corporation to combat direct or indirect cyber threats will be effective. In addition, because the methods of cyber attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive control measures or proactively address these methods. The Corporation’s or a vendor’s failure to promptly identify and counter a cyber attack may result in increased costs and consequences of a successful cyber attack. Although the Corporation maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses.
Recent account data compromise events at large retailers has resulted in heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact the Corporation’s current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which the Corporation is subject could result in higher compliance and technology costs and could restrict the Corporation’s ability to provide certain products and services, which could materially and adversely affect the Corporation’s profitability. The Corporation’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and governmental investigations and/or actions, litigation, fines, sanctions and damage to the Corporation’s reputation and its brand.
The Corporation continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The costs of new technology, including personnel, can be high, in both absolute and relative terms. Many of the Corporation’s financial institution competitors have substantially greater resources to invest in technological improvements. In addition, new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, financial condition and results of operations.
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
As an example, and as noted above, the Corporation is engaged in an effort to enhance its compliance and risk management functions. Because many of the Corporation’s peers are engaged in similar efforts, the competition for personnel with skills in these areas can be significant and, to the extent that the Corporation is able to attract qualified personnel, the expense associated with hiring and retaining such personnel may be substantial.
RISKS RELATED TO AN INVESTMENT IN THE CORPORATION’S SECURITIES.
The Corporation's future growth may require the Corporation to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.
The Corporation is required by regulatory authorities to maintain adequate levels of capital to support its operations. In 2015, the Corporation issued subordinated debt intended to qualify as Tier 2 capital for regulatory purposes, and the Corporation anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Corporation, however, may at some point choose to raise additional capital to support future growth. The Corporation's ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation's control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If the Corporation cannot raise additional capital when needed, its ability to expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Corporation's stock price, future issuances of equity securities could result in dilution of existing shareholder interests.
Capital planning has taken on more importance due to regulatory requirements and the Basel III capital standards.
Consistent with current regulatory guidance, the Corporation conducts an annual stress test using internal financial data and different economic scenarios provided by the FRB, and reports the results of the stress test to the FRB. Beginning in 2015, the Corporation is also be required to publicly disclose a summary of the results of the stress test reported to the FRB completed under the severely adverse scenario. The Corporation's board of directors and its senior management are required to consider the results of the annual stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. The results of future stress testing processes may lead the Corporation to retain additional capital or alter the mix of its capital components. In addition, the implementation of certain regulations with regard to regulatory capital could disproportionately affect the Corporation's regulatory capital position relative to that of its competitors, including those who may not be subject to the same regulatory requirements.
In 2013, the federal banking regulatory agencies implemented the U.S. Basel III Capital Rules, including: (i) new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets, (ii) increased minimum Tier 1 capital ratio (from 4.00% to 6.00% of risk-weighted assets), (iii) retention of the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets and (iv) a new "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments. As a result of the implementation of the new capital standards, certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, are excluded as a component of Tier 1 capital for institutions of the Corporation’s size and are included in Tier 2 capital instead.
The fully phased-in capital standards under the U.S. Basel III Capital Rules require banks to maintain more capital than the minimum levels required under former regulatory capital standards. The new minimum regulatory capital requirements began to apply to the Corporation on January 1, 2015. The required minimum capital conservation buffer began to be phased in incrementally on January 1, 2016 and will be fully phased in on January 1, 2019. The failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or its bank subsidiaries or restricting the commencement of new activities, and such failure could subject the Corporation or its bank subsidiaries to a variety of enforcement remedies, including limiting the ability of the Corporation or its bank subsidiaries to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2015, the Corporation's current capital levels met the fully-phased in minimum capital requirements, including capital conservation buffers, as set forth in the U.S. Basel III Capital Rules. See "Capital Requirements," under "Supervision and Regulation" in Item 1. Business.
The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments.
The Corporation is a separate and distinct legal entity from its bank and nonbank subsidiaries, and depends on the payment of dividends and other payments and distributions from its subsidiaries, principally its bank subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of the Corporation’s bank subsidiaries to pay dividends or make other payments to it. There can be no assurance that the Corporation’s bank subsidiaries will be able to pay dividends at past levels, or at all, in the future. If the Corporation does not receive sufficient cash dividends or is unable to borrow from its bank subsidiaries, then the Corporation may not have sufficient funds to pay dividends to its shareholders, repurchase its common stock or service its debt obligations. See "Loans and Dividends from Subsidiary Banks," under "Supervision and Regulation" in Item 1. Business.
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
Fitch, Inc., Moody's Investors Service, Inc. and DBRS, Inc. continuously evaluate the Corporation and its subsidiaries, and their ratings of the Corporation and its subsidiary's long-term and short-term debt are based on a number of factors, including financial strength, as well as factors not entirely within the Corporation’s and its subsidiaries' control, such as conditions affecting the financial services industry generally. In light of these reviews and the continued focus on the financial services industry generally, the Corporation and its subsidiaries may not be able to maintain their current respective ratings. Ratings downgrades by any of these credit rating agencies could have a significant and immediate impact on the Corporation's funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in the Corporation's or its subsidiaries' credit ratings could also increase the Corporation's borrowing costs and limit its access to the capital markets.
Downgrades in the credit or financial strength ratings assigned to the counterparties with whom the Corporation transacts could create the perception that the Corporation's financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, the Corporation could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades for other financial institutions could affect the market price of the Corporation's stock and could limit access to or increase its cost of capital.
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
Certain provisions of Pennsylvania corporate law applicable to the Corporation and the Corporation's Amended and Restated Articles of Incorporation and Bylaws include provisions which may be considered to be "anti-takeover" in nature because they may have the effect of discouraging or making more difficult the acquisition of control of the Corporation by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. These provisions are intended to protect the Corporation's shareholders by providing a measure of assurance that the Corporation's shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of the other shareholders. Certain provisions in the Corporation's Amended and Restated Articles of Incorporation and Bylaws, taken as a whole, may also discourage a hostile tender offer, exchange offer, proxy solicitation or similar transaction relating to the Corporation's common stock.
The ability of a third party to acquire the Corporation is also limited under applicable banking regulations. The BHCA requires any "bank holding company" (as defined in that Act) to obtain the approval of the FRB prior to acquiring more than 5% of the Corporation’s outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the FRB to acquire 10% or more of the Corporation’s outstanding common stock under the Change in Bank Control Act of 1978 and, under certain circumstances, such approvals are required at an even lower ownership percentage. Any holder of 25% or more of the Corporation’s outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA. In addition, the delays associated with obtaining necessary regulatory approvals for acquisitions of interests in bank holding companies also tend to make more difficult certain methods of effecting acquisitions. While these provisions do not prohibit an acquisition, they would likely act as deterrents to an unsolicited takeover attempt.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2015. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	44	68	112
Fulton Bank of New Jersey	36	29	65
The Columbia Bank	8	23	31
Lafayette Ambassador Bank	4	17	21
FNB Bank, N.A.	5	2	7
Swineford National Bank	5	2	7
Total	102	141	243

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

During the second quarter of 2015, Fulton Bank, N.A. (the Bank), the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the Department) indicating that the Department had initiated an investigation regarding potential violations of fair lending laws by the Bank in certain of its geographies. The Bank is cooperating with the Department and responding to the Department’s requests for information. Although the Corporation is not able to predict the outcome of the Department’s investigation, it could result in legal proceedings the resolution of which could potentially involve a settlement, fines or other remedial actions.

The Corporation and each of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the BSA/AML Compliance Program), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent (Consent Orders), generally require, among other things, that the Corporation and its bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or its bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending legal proceedings will not have a material adverse effect on the financial condition of the Corporation. However, legal proceedings are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Corporation’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2015, the Corporation had 174.2 million shares of $2.50 par value common stock outstanding held by approximately 34,000 holders of record. The closing price per share of the Corporation’s common stock on December 31, 2015 was $13.01. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2015 and 2014:

	Price Range		Per Share Dividend
	High	Low
2015
First Quarter	$12.68	$11.00	$0.09
Second Quarter	13.52	11.85	0.09
Third Quarter	13.66	11.60	0.09
Fourth Quarter	14.59	11.61	0.11
2014
First Quarter	$13.18	$11.73	$0.08
Second Quarter	13.16	11.35	0.08
Third Quarter	12.71	11.05	0.08
Fourth Quarter	12.67	10.43	0.10
Restrictions on the Payments of Dividends
The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in Item 1. Business; Item 1A. Risk Factors - "The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments," under "Risks Related to an Investment in the Corporation’s Securities;" and "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s Amended and Restated Equity and Cash Incentive Compensation Plan and the number of securities remaining available for future issuance under the Corporation's Amended and Restated Equity and Cash Incentive Compensation Plan, the 2011 Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	3,770,889	$12.31	14,014,131
Equity compensation plans not approved by security holders	—	—	—
Total	3,770,889	$12.31	14,014,131

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 790,802 performance-based restricted stock units (PSUs), which is the target number of PSUs that are payable under the Amended and Restated Equity and Cash Incentive Compensation Plan (Employee Equity Plan), though no shares will be issued until achievement of applicable performance goals.

(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account PSUs that may be issued under the Employee Equity Plan upon achievement of applicable performance goals.
(3) Consists of 11,538,863 shares that may be awarded under the Amended and Restated Equity and Cash Incentive Compensation Plan, 395,879 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 2,079,389 of shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2015 as the number of shares to be purchased is indeterminable until the time shares are issued.

Performance Graph
The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of Fulton Financial Corporation during the five-year period ended December 31, 2015, compared with (1) the NASDAQ Bank Index and (2) the Standard and Poor's 500 index (S&P 500). The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	Year Ending December 31
Index	2010	2011	2012	2013	2014	2015
Fulton Financial Corporation	$100.00	$96.85	$97.76	$136.69	$132.79	$144.00
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
NASDAQ Bank Index	$100.00	$89.50	$106.23	$150.55	$157.95	$171.92

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2015	2014	2013	2012	2011
SUMMARY OF INCOME
Interest income	$583,789	$596,078	$609,689	$647,496	$693,698
Interest expense	83,795	81,211	82,495	103,168	133,538
Net interest income	499,994	514,867	527,194	544,328	560,160
Provision for credit losses	2,250	12,500	40,500	94,000	135,000
Investment securities gains, net	9,066	2,041	8,004	3,026	4,561
Non-interest income, excluding investment securities gains	172,773	165,338	179,660	213,386	182,932
Loss on redemption of trust preferred securities	5,626	—	—	—	—
Non-interest expense, excluding loss on redemption of trust preferred securities	474,534	459,246	461,433	449,294	416,242
Income before income taxes	199,423	210,500	212,925	217,446	196,411
Income taxes	49,921	52,606	51,085	57,601	50,838
Net income	$149,502	$157,894	$161,840	$159,845	$145,573
PER COMMON SHARE
Net income (basic)	$0.85	$0.85	$0.84	$0.80	$0.73
Net income (diluted)	0.85	0.84	0.83	0.80	0.73
Cash dividends	0.38	0.34	0.32	0.30	0.20
RATIOS
Return on average assets	0.86%	0.93%	0.96%	0.98%	0.90%
Return on average common shareholders’ equity	7.38	7.62	7.88	7.79	7.45
Return on average tangible common shareholders’ equity (1)	10.01	10.31	10.76	10.73	10.54
Net interest margin	3.21	3.39	3.50	3.76	3.90
Efficiency ratio (1)	68.61	65.65	63.39	57.61	54.27
Dividend payout ratio	44.71	40.48	38.55	37.50	27.40
Average equity to assets ratio	11.64	12.22	12.22	12.62	12.12
PERIOD-END BALANCES
Total assets	$17,914,718	$17,124,767	$16,934,634	$16,533,097	$16,375,174
Investment securities	2,484,773	2,323,371	2,568,434	2,721,082	2,596,347
Loans, net of unearned income	13,838,602	13,111,716	12,782,220	12,146,971	11,971,223
Deposits	14,132,317	13,367,506	12,491,186	12,484,163	12,535,015
Short-term borrowings	497,663	329,719	1,258,629	868,399	597,033
FHLB advances and long-term debt	949,542	1,139,413	883,584	894,253	1,040,149
Shareholders’ equity	2,041,894	1,996,665	2,063,187	2,081,656	1,992,539
AVERAGE BALANCES
Total assets	$17,406,843	$16,959,507	$16,811,337	$16,257,776	$16,114,343
Investment securities	2,359,689	2,480,454	2,718,174	2,766,552	2,637,130
Loans, net of unearned income	13,330,973	12,885,180	12,578,524	11,968,567	11,906,447
Deposits	13,747,113	12,867,663	12,473,184	12,392,580	12,455,065
Short-term borrowings	323,772	832,839	1,196,323	690,883	495,791
FHLB advances and long-term debt	1,023,972	965,601	889,461	933,727	1,034,475
Shareholders’ equity	2,026,883	2,071,640	2,053,821	2,050,994	1,953,396

(1)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles (GAAP). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the following heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" below.

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

	2015	2014	2013	2012	2011
	(in thousands, except per share data and percentages)
Return on average common shareholders' equity (tangible)
Net income	$149,502	$157,894	$161,840	$159,845	$145,573
Plus: Intangible amortization, net of tax	161	818	1,584	1,970	2,767
Numerator	$149,663	$158,712	$163,424	$161,815	$148,340

Average common shareholders' equity	$2,026,883	$2,071,640	$2,053,821	$2,050,994	$1,953,396
Less: Average goodwill and intangible assets	(531,618)	(532,425)	(534,431)	(542,600)	(545,920)
Average tangible shareholders' equity (denominator)	$1,495,265	$1,539,215	$1,519,390	$1,508,394	$1,407,476

Return on average common shareholders' equity (tangible), annualized	10.01%	10.31%	10.76%	10.73%	10.54%

Efficiency ratio
Non-interest expense	$480,160	$459,246	$461,433	$449,294	$416,242
Less: Intangible amortization	(247)	(1,259)	(2,438)	(3,031)	(4,257)
Less: Loss on redemption of trust preferred securities	(5,626)	—	—	—	—
Numerator	$474,287	$457,987	$458,995	$446,263	$411,985

Net interest income (fully taxable equivalent) (1)	$518,464	$532,322	$544,474	$561,190	$576,232
Plus: Total Non-interest income	181,839	167,379	187,664	216,412	187,493
Less: Investment securities gains, net	(9,066)	(2,041)	(8,004)	(3,026)	(4,561)
Denominator	$691,237	$697,660	$724,134	$774,576	$759,164

Efficiency ratio	68.61%	65.65%	63.39%	57.61%	54.27%

Non-performing assets to tangible common shareholders' equity and allowance for credit losses
Non-performing assets (numerator)	$155,913	$150,504	$169,329	$237,199	$317,331

Tangible common shareholders' equity	$1,510,338	$1,464,862	$1,530,111	$1,546,093	$1,448,330
Plus: Allowance for credit losses	171,412	185,931	204,917	225,439	258,177
Tangible common shareholders' equity and allowance for credit losses (denominator)	$1,681,750	$1,650,793	$1,735,028	$1,771,532	$1,706,507
Non-performing assets to tangible common shareholders' equity and allowance for credit losses	9.27%	9.12%	9.76%	13.39%	18.60%

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions which are intended to identify forward-looking statements.  Statements relating to the "outlook" or "outlook for 2016" contained herein are forward-looking statements.

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

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the Corporation’s ability to manage liquidity, both at the holding company level and at its bank subsidiaries;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

•	the potential for negative consequences from regulatory violations, including potential supervisory actions and the assessment of fines and penalties;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement orders applicable to the Corporation and its bank subsidiaries by federal and state bank regulatory agencies requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

•	the Corporation’s ability to manage the uncertainty associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	the effects of negative publicity on the Corporation’s reputation;

•	the effects of adverse outcomes in litigation and governmental or administrative proceedings;

•	the Corporation’s ability to successfully transform its business model;

•	the Corporation’s ability to achieve its growth plans;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2015	2014
Net income (in thousands)	$149,502	$157,894
Diluted net income per share	$0.85	$0.84
Return on average assets	0.86%	0.93%
Return on average equity	7.38%	7.62%
Return on average tangible equity (1)	10.01%	10.31%
Net interest margin (2)	3.21%	3.39%
Efficiency ratio (1)	68.61%	65.65%

(1)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in Item 6. Selected Financial Data.

(2)	Presented on an FTE basis, using a 35% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section of Management’s Discussion.

The year ended December 31, 2015 marked another year of continued progress in strengthening the Corporation's banking franchise. Highlights of the year included loan and core deposit growth, consistent asset quality, strong fee income growth, consolidation of 11 branches, funding initiatives and continued strong capital levels. Following is a brief summary of the financial highlights for the year ended December 31, 2015.

•
Net Income Per Share Growth - Diluted net income per share increased $0.01, or 1.2%, to $0.85 per diluted share, compared to $0.84 in 2014. This increase was due to a 10.4 million, or 5.6%, decrease in weighted average diluted shares outstanding as net income decreased $8.4 million, or 5.3%, in comparison to 2014. The decrease in net income was driven by a $14.9 million, or 2.9%, decrease in net interest income and a $20.9 million, or 4.6%, increase in non-interest expense, partially offset by a $10.3 million decrease in the provision for credit losses and a $14.5 million, or 8.6%, increase in non-interest income, mainly in investment securities gains and other service charges and fees.

•
Net Interest Income and Net Interest Margin - The $14.9 million decrease in net interest income resulted from the impact of a lower net interest margin, partially offset by the impact of growth in interest-earning assets. For the year ended December 31, 2015, the net interest margin decreased 18 basis points, or 5.3%, in comparison to 2014, driven by an 18 basis point decrease in yields on interest-earning assets and a 2 basis point increase in the cost of interest-bearing liabilities.

•
Loan Growth - Average loans increased $445.8 million, or 3.5%, in comparison to 2014, with notable increases in commercial - industrial, financial and agricultural, commercial mortgages and construction loans. The Corporation's loan growth occurred throughout most of its markets.

•
Asset Quality - Overall asset quality continued to improve in 2015, with decreases in net charge-offs and overall delinquency levels driving a $10.3 million decrease in the provision for credit losses to $2.3 million.

•
Deposit Growth - Average deposits increased $879.5 million, or 6.8%, in comparison to 2014, with the increase coming almost entirely in demand and savings accounts. Average deposit growth outpaced loan growth, which enhanced the Corporation's funding position by reducing the average loan-to-deposit ratio to 97.0% for the year ended December 31, 2015 from 100.1% for the year ended December 31, 2014.

•
Non-Interest Income - Non-interest income increased $14.5 million, or 8.6%, in comparison to 2014, primarily driven by a $7.0 million increase in gains on sales of investment securities and a $4.1 million, or 10.3%, increase in other service charges and fee income.

•
Non-Interest Expense - Non-interest expense increased $20.9 million, or 4.6%, in comparison to 2014, driven largely by a $9.8 million, or 3.9%, increase in salaries and employee benefits, a $5.6 million loss incurred on the redemption of trust preferred securities (TruPS), a $2.7 million, or 15.9%, increase in data processing and a $2.0 million, or 15.6%, increase in software. Excluding the loss incurred on the TruPS, non-interest expense increased $15.3 million, or 3.3%, compared to 2014.

In both 2015 and 2014, the Corporation implemented cost savings initiatives that mitigated the impact of elevated expenses related to the continued build out of its risk, compliance and information technology infrastructures, discussed below. In both periods, these initiatives included branch consolidations, changes in employee benefits and reductions in staffing. Combined, the annualized expense reductions for these actions are projected to be approximately $14.5 million.
During 2015, these initiatives included the consolidation of 11 branches, modifications to retirement benefits and the elimination of certain positions. These actions resulted in implementation expenses of $2.0 million in 2015. Total expense reductions realized in 2015 from these 2015 initiatives, excluding implementation expenses, were $4.7 million. The annualized expense reductions from the 2015 initiatives are estimated at approximately $6.5 million.

In 2014, these initiatives included the consolidation of 13 branches, streamlining of subsidiary bank management structures and other employee compensation and benefit reductions. These actions resulted in implementation expenses of $1.0 million and reduced non-interest expenses by $7.0 million in 2014. Annualized expense reductions from these 2014 initiatives were approximately $8.0 million.
The following table presents a summary of the 2015 and 2014 cost savings initiatives:

	2015 Actual			2014 Actual			2014 and 2015 Combined Estimated Future Annualized Cost Savings
	Implementation Expenses	Expense Reductions	Net	Implementation Expenses (Gains)	Expense Reductions	Net
	(in thousands)
Branch consolidations	$1,570	$(1,590)	(20)	$2,080	$(2,400)	$(320)	$(6,250)
Subsidiary bank management reductions and other employee benefit reductions	—	—	—	(1,100)	(4,550)	(5,650)	(4,700)
Modification of retirement benefits and staffing reductions	450	(3,065)	(2,615)	—	—	—	(3,470)
Total cost savings initiatives	$2,020	$(4,655)	(2,635)	$980	$(6,950)	$(5,970)	$(14,420)

•
Regulatory Enforcement Orders - The Corporation and each of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the BSA/AML Compliance Program), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements).

The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent (Consent Orders), generally require, among other things, that the Corporation and its bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the

BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements.

In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its bank subsidiaries.  Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or its bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

Additional expenses and investments have been incurred as the Corporation expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including in connection with the Consent Orders, have had an adverse effect on the Corporation’s results of operations in recent periods and could have a material adverse effect on the Corporation’s results of operations in one or more future periods.

2016 Outlook

The Corporation's outlook for 2016:

•	annual mid- to high- single digit growth rate in average loans and deposits;

•	net interest margin expected to be stable on an annual basis (based on current interest rate environment) with modest quarterly volatility of plus or minus 0 to 3 basis points;

•	provision for credit losses driven primarily by loan growth;

•	annual mid- to high- single digit growth rate in non-interest income, excluding the impact of securities gains;

•	annual low- to mid- single digit growth rate in non-interest expense (excluding loss on redemption of TruPS incurred in 2015); and

•	focus on utilizing capital to support growth and provide appropriate returns to shareholders.

CRITICAL ACCOUNTING POLICIES
The following is a summary of those accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain. See additional information regarding these critical accounting policies in "Note 1 - Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
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

For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral-dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated state certified third-party appraisals for impaired loans secured predominately by real estate every 12 months.
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

•
Proper measurement of allowance needs for pools of loans measured for impairment under FASB ASC Subtopic 450-20. For loan loss allocation purposes, loans are segmented into pools with similar characteristics. These pools are established by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, net of unearned income," within Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

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

For additional details related to the allowance for credit losses, see "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
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
For additional details related to the annual goodwill impairment test, see "Note 6 - Goodwill and Intangible Assets," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
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
See "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
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

See "Note 18 - Fair Value Measurements," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for the disclosures required by FASB ASC Topic 820.

New Accounting Standards

For a description of new accounting standards issued, but not yet adopted by the Corporation, see "New Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."
The following table provides a comparative average balance sheet and net interest income analysis for 2015 compared to 2014 and 2013. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2015			2014			2013
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$13,330,973	$537,979	4.04%	$12,885,180	$542,540	4.21%	$12,578,524	$552,427	4.39%
Taxable investment securities (3)	2,093,829	45,279	2.16	2,189,510	50,651	2.31	2,391,650	54,321	2.27
Tax-exempt investment securities (3)	230,633	12,120	5.26	261,825	13,810	5.27	285,174	14,577	5.11
Equity securities (3)	23,348	1,295	5.54	33,957	1,728	5.09	38,722	1,829	4.72
Total investment securities	2,347,810	58,694	2.50	2,485,292	66,189	2.66	2,715,546	70,727	2.60
Loans held for sale	19,937	801	4.02	17,524	786	4.49	36,561	1,551	4.24
Other interest-earning assets	447,354	4,785	1.07	314,345	4,018	1.28	229,444	2,264	0.99
Total interest-earning assets	16,146,074	602,259	3.73	15,702,341	613,533	3.91	15,560,075	626,969	4.03
Noninterest-earning assets:
Cash and due from banks	105,359			177,664			207,931
Premises and equipment	226,436			224,903			226,041
Other assets (3)	1,103,427			1,049,765			1,037,338
Less: Allowance for loan losses	(174,453)			(195,166)			(220,048)
Total Assets	$17,406,843			$16,959,507			$16,811,337
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,255,192	$4,299	0.13%	$3,013,879	$3,793	0.13%	$2,822,583	$3,656	0.13%
Savings deposits	3,677,079	5,435	0.15	3,431,957	4,298	0.13	3,363,943	4,096	0.12
Time deposits	2,988,648	30,748	1.03	2,992,920	27,019	0.90	3,129,162	29,018	0.93
Total interest-bearing deposits	9,920,919	40,482	0.41	9,438,756	35,110	0.37	9,315,688	36,770	0.39
Short-term borrowings	323,772	372	0.11	832,839	1,608	0.19	1,196,323	2,420	0.20
Long-term debt	1,023,972	42,941	4.19	965,601	44,493	4.61	889,461	43,305	4.87
Total interest-bearing liabilities	11,268,663	83,795	0.74	11,237,196	81,211	0.72	11,401,472	82,495	0.72
Noninterest-bearing liabilities:
Demand deposits	3,826,194			3,428,907			3,157,496
Other	285,103			221,764			198,548
Total Liabilities	15,379,960			14,887,867			14,757,516
Shareholders’ equity	2,026,883			2,071,640			2,053,821
Total Liabilities and Shareholders' Equity	$17,406,843			$16,959,507			$16,811,337
Net interest income/net interest margin (FTE)		518,464	3.21%		532,322	3.39%		544,474	3.50%
Tax equivalent adjustment		(18,470)			(17,455)			(17,280)
Net interest income		$499,994			$514,867			$527,194
(1)Includes dividends earned on equity securities.
(2)Includes non-performing loans.
(3)Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2015 vs. 2014 Increase (decrease) due to change in			2014 vs. 2013 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$18,147	$(22,708)	$(4,561)	$13,262	$(23,149)	$(9,887)
Taxable investment securities	(2,134)	(3,238)	(5,372)	(4,661)	991	(3,670)
Tax-exempt investment securities	(646)	(1,044)	(1,690)	(1,221)	454	(767)
Equity securities	(577)	143	(434)	(235)	134	(101)
Loans held for sale	102	(87)	15	(849)	84	(765)
Other interest-earning assets	1,500	(732)	768	975	779	1,754
Total interest income	$16,392	$(27,666)	$(11,274)	$7,271	$(20,707)	$(13,436)
Interest expense on:
Demand deposits	$359	$147	$506	$243	$(106)	$137
Savings deposits	302	835	1,137	84	118	202
Time deposits	(39)	3,768	3,729	(1,242)	(757)	(1,999)
Short-term borrowings	(725)	(511)	(1,236)	(706)	(106)	(812)
Long-term debt	2,607	(4,159)	(1,552)	3,585	(2,397)	1,188
Total interest expense	$2,504	$80	$2,584	$1,964	$(3,248)	$(1,284)

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2015 to 2014

FTE net interest income decreased $13.9 million, or 2.6%, to $518.5 million in 2015. Net interest margin decreased 18 basis points, or 5.3%, to 3.21% in 2015 from 3.39% in 2014.

FTE interest income decreased $11.3 million, or 1.8%, as average yields on interest earning assets decreased 18 basis points. This decrease in yields resulted in a $27.7 million decrease in FTE interest income, partially offset by a $16.4 million increase in FTE interest income as a result of a $443.7 million, or 2.8%, increase in average interest-earning assets.

Average loans and average FTE yields, by type, are summarized in the following table:

	2015		2014		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$5,246,054	4.13%	$5,117,433	4.38%	$128,621	2.5%
Commercial - industrial, financial and agricultural	3,882,998	3.80	3,659,059	3.94	223,939	6.1
Real estate - home equity	1,700,851	4.10	1,738,449	4.17	(37,598)	(2.2)
Real estate - residential mortgage	1,371,321	3.81	1,355,876	3.95	15,445	1.1
Real estate - construction	726,914	3.88	631,968	4.04	94,946	15.0
Consumer	265,688	5.57	277,853	5.11	(12,165)	(4.4)
Leasing and other	137,147	6.76	104,542	8.40	32,605	31.2
Total	$13,330,973	4.04%	$12,885,180	4.21%	$445,793	3.5%

Overall loan growth in 2015 resulted from an increase in business activity in the Corporation's markets. This growth was realized mainly in commercial loans and commercial mortgages, which realized a combined increase of $352.6 million, or 4.0%.

The average yield on loans during 2015 of 4.04% represented a 17 basis point, or 4.0%, decrease in comparison to 2014. The decrease in average yields on loans was attributable to yields on new loans being lower than the overall portfolio yield.

Average investment securities decreased $137.5 million, or 5.5%, in comparison to 2014 as portfolio cash flows were not fully reinvested. The average yield on investment securities decreased 16 basis points, or 6.0%, to 2.50% in 2015 from 2.66% in 2014. Other interest earning assets increased $133.0 million, or 42.3%. During the fourth quarter of 2014, the Corporation changed providers for check clearing services to the Federal Reserve Bank of Philadelphia, resulting in the transfer of clearing account balances from noninterest earning assets to low-yielding interest-bearing Federal Reserve Bank accounts, which contributed to the 21 basis points, or 16.4%, decrease in the average yield on other interest-earning assets.

Interest expense increased $2.6 million, or 3.2%, to $83.8 million in 2015 from $81.2 million in 2014, mainly due to a change in funding mix from lower cost short-term Federal funds purchased and short-term FHLB advances to higher cost deposits and long-term FHLB advances. As a result of these funding changes, the total cost of interest-bearing liabilities increased 2 basis points. Total interest-bearing liabilities increased $31.5 million, or 0.3%. Additional funding to support the increase in interest-earning assets was provided by a $397.3 million, or 11.6%, increase in noninterest-bearing demand deposits.

Average deposits and interest rates, by type, are summarized in the following table:

	2015		2014		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,826,194	—%	$3,428,907	—%	$397,287	11.6%
Interest-bearing demand	3,255,192	0.13	3,013,879	0.13	241,313	8.0
Savings	3,677,079	0.15	3,431,957	0.13	245,122	7.1
Total demand and savings	10,758,465	0.09	9,874,743	0.08	883,722	8.9
Time deposits	2,988,648	1.03	2,992,920	0.90	(4,272)	(0.1)
Total deposits	$13,747,113	0.29%	$12,867,663	0.27%	$879,450	6.8%
The $883.7 million, or 8.9%, increase in average total demand and savings account balances was primarily due to a $410.6 million, or 11.7%, increase in business account balances, a $315.5 million, or 6.8%, increase in personal account balances, and a $157.6 million, or 9.3%, increase in municipal account balances.
The average cost of interest-bearing deposits increased 4 basis points, or 10.8%, to 0.41% in 2015 from 0.37% in 2014, primarily due to an increase in the rate on time deposits, which contributed $3.8 million to the increase in interest expense.

Average borrowings and interest rates, by type, are summarized in the following table:

	2015		2014		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$161,093	0.10%	$197,432	0.10%	$(36,339)	(18.4)%
Customer short-term promissory notes	81,530	0.02	88,670	0.06	(7,140)	(8.1)
Total short-term customer funding	242,623	0.07	286,102	0.08	(43,479)	(15.2)
Federal funds purchased	65,779	0.21	285,169	0.20	(219,390)	(76.9)
Short-term FHLB advances (1)	15,370	0.33	261,568	0.29	(246,198)	(94.1)
Total short-term borrowings	323,772	0.11	832,839	0.19	(509,067)	(61.1)
Long-term debt:
FHLB Advances	622,978	3.43	583,893	3.79	39,085	6.7
Other long-term debt	400,994	5.38	381,708	5.86	19,286	5.1
Total long-term debt	1,023,972	4.19	965,601	4.61	58,371	6.0
Total	$1,347,744	3.21%	$1,798,440	2.56%	$(450,696)	(25.1)%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings decreased $509.1 million, or 61.1%, due to an improvement in the Corporation's funding position as increases in average deposits and decreases in average investments outpaced the growth in average interest-earning assets. The $58.4 million increase in long-term debt was primarily due to additional long-term FHLB advances. The average cost of total borrowings increased 65 basis points, or 25.4%, to 3.21% in 2015 from 2.56% in 2014, primarily due to the change in funding mix. While total borrowings decreased $450.7 million, or 25.1%, the percentage of lower-cost short-term borrowings decreased from 46.3% of the total in 2014 to 24.0% in 2015. This change in the funding mix resulted from the improvement in the Corporation's overall liquidity position and the shift from short-term borrowings to deposits.

In addition, in the third quarter of 2015, the Corporation executed two transactions to restructure its long-term FHLB advances. First, $200 million of FHLB advances, with a weighted average rate of 4.45% and maturing in the first quarter of 2017, were refinanced with new advances maturing from September 2019 to December 2020, at a weighted average rate of 2.95%. This transaction reduced interest expense on a quarterly basis by approximately $750,000, beginning in the fourth quarter of 2015. Second, forward agreements were executed to refinance an additional $200 million of FHLB advances when they mature in December 2016. These forward agreements have maturity dates from March 2021 to December 2021 and will reduce the weighted average rate on these advances from 4.03% to 2.40% and decrease interest expense on a quarterly basis by approximately $800,000 beginning in the first quarter of 2017.

Comparison of 2014 to 2013

FTE net interest income decreased $12.2 million, or 2.2%, to $532.3 million in 2014. The net interest margin decreased 11 basis points, or 3.1%, to 3.39% in 2014 from 3.50% in 2013.

FTE interest income decreased $13.4 million, or 2.1%, as average yields on interest earning assets decreased 12 basis points. This decrease in yields resulted in a $20.7 million decrease in FTE interest income, partially offset by a $7.3 million increase in FTE interest income as a result of a $142.3 million, or 0.9%, increase in average interest-earning assets.

Average investment securities decreased $230.3 million, or 8.5%, in comparison to 2013 as portfolio cash flows were not fully reinvested. The average yield on investment securities increased 6 basis points, or 2.3%, to 2.66% in 2014 from 2.60% in 2013. A $5.5 million, or 45.1%, decrease in net premium amortization on mortgage-backed securities and collateralized mortgage obligations had an 18 basis point positive impact on the yield, partially offset by the impact of purchases of mortgage-backed securities and collateralized mortgage obligations at yields that were lower than the overall portfolio yield and a 3 basis point reduction in yields due to the accelerated discount accretion on the redemption of $51.2 million of student loan auction rate certificates (ARCs) during 2014.

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

Construction loans increased $40.4 million, or 6.8%. Beginning in 2009 through 2013, the Corporation reduced its exposure in its construction portfolio; however, during 2014 it experienced growth in the construction portfolio in the Pennsylvania, Maryland and Delaware markets. Average consumer loans decreased $21.3 million, or 7.1%, as a result of a $28.1 million, or 18.2%, decrease in direct consumer loans, partially offset by an increase of $6.8 million, or 4.6%, in indirect vehicle loans.

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

Average other interest-earning assets increased $84.9 million, or 37.0%, primarily due to a transfer of approximately $170 million in clearing account balances from noninterest-earning assets to low-yielding Federal Reserve Bank accounts in the fourth quarter of 2014, as a result of the Corporation changing its provider of check clearing services. The average yield on other interest-earning assets increased 29 basis points, or 29.3%, due to increases in dividends on Federal Home Loan Bank stock. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank. Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the FHLB). As of December 31, 2014, the Corporation held $45.7 million of FHLB stock. Dividends have increased in recent years as the FHLB has emerged from the effects of the economic downturn.

Interest expense decreased $1.3 million, or 1.6%, to $81.2 million in 2014 from $82.5 million in 2013. Although the total cost of interest-bearing liabilities was unchanged at 72 basis points, interest expense decreased $3.2 million due to a change in the overall funding mix. Total average interest-bearing liabilities decreased $164.3 million, or 1.4%; however, the shift from lower-cost, short- term borrowings to higher-cost, long-term debt and non-maturity deposits created a $2.0 million increase in interest expense as a result of the Corporation's continuing efforts to lengthen maturities and lock in longer-term rates.
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

Total short-term borrowings decreased $363.5 million, or 30.4%, primarily in Federal funds purchased due to an improvement in the Corporation's funding position as increases in average deposits and decreases in average investments outpaced the growth in average loans. The $76.1 million increase in long-term debt was due to additional long-term FHLB advances as longer-term rates were locked in and durations extended to manage interest rate risk. The average cost of total borrowings increased 37 basis points, or 16.9%, to 2.56% in 2014 from 2.19% in 2013, primarily due to the Corporation's continuing efforts to lengthen maturities and lock in longer-term rates.

Provision for Credit Losses
The provision for credit losses was $2.3 million in 2015, a decrease of $10.3 million, or 82.0%, in comparison to 2014. The provision for credit losses for 2014 decreased $28.0 million, or 69.1%, in comparison to 2013.
The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance, as determined through the Corporation's allowance methodology. The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. See further discussion of the Corporation's allowance methodology under the heading "Critical Accounting Policies" above. For details related to the Corporation's allowance and provision for credit losses, see "Provision and Allowance for Credit Losses," under "Financial Condition" below.

Non-Interest Income and Expense
Comparison of 2015 to 2014
Non-Interest Income
The following table presents the components of non-interest income for 2015 and 2014:

			Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$21,500	$22,145	$(645)	(2.9)%
Cash management fees	13,342	12,709	633	5.0
Other	15,255	14,439	816	5.7
Total service charges on deposit accounts	50,097	49,293	804	1.6
Investment management and trust services	44,056	44,605	(549)	(1.2)
Other service charges and fees:
Merchant fees	15,037	13,826	1,211	8.8
Debit card income	10,748	9,948	800	8.0
Commercial loan swap fees	5,518	3,615	1,903	52.6
Letter of credit fees	4,809	4,563	246	5.4
Foreign currency processing income	1,436	1,248	188	15.1
Other	6,444	6,696	(252)	(3.8)
Total other service charges and fees	43,992	39,896	4,096	10.3
Mortgage banking income:
Gain on sales of mortgage loans	13,264	10,063	3,201	31.8
Mortgage servicing income	4,944	7,044	(2,100)	(29.8)
Total mortgage banking income	18,208	17,107	1,101	6.4
Other non-interest income:
Credit card income	9,638	9,177	461	5.0
Other income	6,782	5,260	1,522	28.9
Total other income	16,420	14,437	1,983	13.7
Total, excluding investment securities gains	172,773	165,338	7,435	4.5
Investment securities gains	9,066	2,041	7,025	344.2
Total	$181,839	$167,379	$14,460	8.6%

The $549,000, or 1.2%, decrease in investment management and trust services income was due to a $449,000, or 2.3%, decrease in brokerage revenue and a $131,000, or 0.5%, decrease in trust commissions. These decreases resulted from a downturn in market conditions which decreased the values of existing assets under management in trust, wealth management, and brokerage managed accounts.

Total service charges on deposit accounts increased $804,000, or 1.6%. Improvements were seen in other service charges on deposits ($816,000, or 5.7%, increase) due to growth in balances, and cash management fees ($633,000, or 5.0%, increase) due to changes in fee structures. These increases were partially offset by a $645,000, or 2.9%, decrease in overdraft fees due to lower volumes resulting from changes in customer behavior.

The $1.2 million, or 8.8%, increase in merchant fee income, the $800,000, or 8.0%, increase in debit card income and the $461,000, or 5.0%, increase in credit card income were largely driven by higher transaction volumes. Commercial swap fees increased $1.9 million, or 52.6%, due to higher commercial loan origination volumes.

Gains on sales of mortgage loans increased $3.2 million, or 31.8%, due to a $136.4 million, or 16.1%, increase in new loan commitments and a 13.5% increase in pricing spreads compared to 2014. The increase in new loan commitments was largely in refinancing volumes, which were $479.2 million, or 48.7%, of total new loan commitments in 2015 compared to $277.5 million, or 32.7%, in 2014. Mortgage servicing income decreased $2.1 million, or 29.8%, due to an increase in amortization of mortgage servicing rights (MSRs), as prepayments increased when compared to 2014.

The $1.5 million, or 28.9%, increase in other income was due to higher gains on sales of fixed assets, primarily former branch properties, in 2015. These gains were related to the cost savings initiatives discussed in the "Overview and Outlook" section of Management's Discussion.

Investment securities gains of $9.1 million in 2015 were a result of $6.5 million of net realized gains on the sales of financial institution stocks and $2.6 million of net realized gains on the sales of debt securities. Investment securities gains of $2.0 million for 2014 were the net result of $1.7 million of net realized gains on the sales of debt securities and $335,000 of net realized gains on the sales of financial institution stocks.
Non-Interest Expense
The following table presents the components of non-interest expense for each of the past two years:

			Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Salaries and employee benefits	$260,832	$251,021	$9,811	3.9%
Net occupancy expense	47,777	48,130	(353)	(0.7)
Other outside services	27,785	28,404	(619)	(2.2)
Data processing	19,894	17,162	2,732	15.9
Software	14,746	12,758	1,988	15.6
Equipment expense	14,514	13,567	947	7.0
FDIC insurance	11,470	10,958	512	4.7
Professional fees	11,244	12,097	(853)	(7.1)
Supplies and postage	10,202	9,795	407	4.2
Marketing	7,324	8,133	(809)	(9.9)
Telecommunications	6,350	6,870	(520)	(7.6)
Loss on redemption of trust preferred securities	5,626	—	5,626	N/M
OREO and repossession expense	3,630	3,270	360	11.0
Operating risk loss	3,624	4,271	(647)	(15.1)
Intangible amortization	247	1,259	(1,012)	(80.4)
Other	34,895	31,551	3,344	10.6
Total	$480,160	$459,246	$20,914	4.6%
N/M - Not meaningful
Salaries and employee benefits increased $9.8 million, or 3.9%, with salaries increasing $8.4 million, or 4.0%, and employee benefits increasing $1.4 million, or 3.6%. The increase in salaries was primarily due to higher average salaries per full-time equivalent employee, an increase in incentive compensation, and higher temporary employee expenses, partially offset by a decrease in the average number of full-time equivalent employees to 3,460 in 2015, compared to 3,530 in 2014. The increase in employee benefits was primarily due to an increase in defined benefit plan expense in 2015, while 2014 included a $1.5 million gain realized on a post-retirement plan amendment.
The $4.7 million, or 15.8%, combined increase in data processing and software resulted from higher transaction volumes, contractual increases in third-party service provider costs, and the implementation of additional systems.
Other outside services expenses remained elevated in 2015, decreasing a modest $619,000, or 2.2%, from 2014. Over time, investments in third-party services to support the build-out of risk management and compliance infrastructure are expected to decrease.
The $947,000, or 7.0%, increase in equipment expense was primarily due to an increase in depreciation expense on new office furniture and equipment. FDIC insurance expense increased $512,000, or 4.7%, as a result of balance sheet growth. Professional fees, consisting of legal and audit fees, decreased $853,000, or 7.1%, due to a combination of lower loan workout legal costs and lower corporate legal fees. Marketing expense decreased $809,000, or 9.9%, as fewer promotional campaigns were executed in 2015.

The $360,000, or 11.0%, decrease in other real estate owned and repossession expense was primarily due to lower repossession expense in 2015. This expense category can experience volatility from period to period based on the timing of foreclosures and sales of properties and payments of expenses, such as real estate taxes.
The $647,000, or 15.1%, decrease in operating risk loss was due to a $1.3 million decrease in check card fraud losses, partially offset by an $817,000 increase in losses associated with previously sold residential mortgages. See "Note 17 - Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional details related to repurchases of previously sold residential mortgages.
Intangible amortization decreased $1.0 million, as core deposit intangible assets recognized from previous acquisitions have been largely amortized and net book values are approaching $0.
In July 2015, the Corporation redeemed $150.0 million of TruPS. In connection with this redemption, a loss of $5.6 million, consisting of the remaining unamortized issuance and hedge costs, was recognized as a component of non-interest expense.

Comparison of 2014 to 2013

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2014	2013	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$22,145	$28,222	$(6,077)	(21.5)%
Cash management fees	12,709	11,883	826	7.0
Other	14,439	15,365	(926)	(6.0)
Total service charges on deposit accounts	49,293	55,470	(6,177)	(11.1)
Investment management and trust services	44,605	41,706	2,899	7.0
Other service charges and fees:
Merchant fees	13,826	13,783	43	0.3
Debit card income	9,948	9,191	757	8.2
Letter of credit fees	4,563	4,889	(326)	(6.7)
Commercial loan swap fees	3,615	1,159	2,456	211.9
Foreign currency processing income	1,248	1,245	3	0.2
Other	6,696	6,690	6	0.1
Total other service charges and fees	39,896	36,957	2,939	8.0
Mortgage banking income:
Gain on sales of mortgage loans	10,063	24,609	(14,546)	(59.1)
Mortgage servicing income	7,044	6,047	997	16.5
Total mortgage banking income	17,107	30,656	(13,549)	(44.2)
Other non-interest income:
Credit card income	9,177	8,706	471	5.4
Other income	5,260	6,165	(905)	(14.7)
Total other income	14,437	14,871	(434)	(2.9)
Total, excluding investment securities gains	165,338	179,660	(14,322)	(8.0)
Investment securities gains	2,041	8,004	(5,963)	(74.5)
Total	$167,379	$187,664	$(20,285)	(10.8)%

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

Commercial swap fees increased $2.5 million, or 211.9%, due to the favorable interest rate environment and the continued expansion of this product. For additional details see "Note 10 - Derivative Financial Instruments," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

Investment securities gains of $2.0 million for 2014 were the net result of $1.7 million of net realized gains on the sales of debt securities, $335,000 of net realized gains on the sales of financial institution stocks and $30,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred securities. Investment securities gains of $8.0 million for 2013 included $4.4 million of net realized gains on sales of financial institution stocks and $3.8 million of net realized gains on sales of debt securities, partially offset by $124,000 of other-than-temporary impairment charges for certain financial institution stocks and pooled trust preferred debt securities. See "Note 3 - Investment Securities," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional details.
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

Salaries and employee benefits decreased $2.2 million, or 0.9%. Salaries increased $2.2 million, or 1.1%, primarily due to normal merit increases, partially offset by a decrease in staffing levels resulting from cost savings initiatives. Average full-time equivalent employees decreased to 3,530 in 2014 from 3,610 in 2013.

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

The $5.0 million, or 54.0%, decrease in operating risk loss was primarily due to a $5.5 million decrease in losses associated with previously sold residential mortgages and $1.2 million decrease in debit card fraud, partially offset by a $1.5 million increase in check fraud losses. During the first quarter of 2014, the Corporation entered into a settlement agreement with a secondary market investor. Under this agreement, the Corporation agreed to pay this investor $4.5 million to settle all outstanding and potential future repurchase requests under a series of specified loan purchase agreements with that secondary market investor. The result of this settlement was a reduction to outstanding repurchase requests of $7.5 million and a reduction to reserves for repurchases of $5.1 million. See "Note 17 - Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional details related to repurchases of previously sold residential mortgages.

OREO and repossession expense decreased $4.1 million, or 55.6%, primarily due to an increase in net gains on sales of properties and a decrease in valuation provisions, which reflected the continued improvement in overall asset quality and a $3.0 million, or 20.1%, decrease in OREO balances. The $1.2 million, or 48.4%, decrease in intangible amortization was primarily due to core deposit intangible assets, which are amortized on an accelerated basis. The $1.8 million, or 6.1%, increase in other expenses was due mainly to an increase in the Pennsylvania bank shares tax due to legislative changes.
Income Taxes
Income tax expense for 2015 was $49.9 million, a decrease of $2.7 million, or 5.1%, from 2014, mainly as a result of the 5.3% decrease in income before income taxes. Income tax expense for 2014 increased $1.5 million, or 3.0%, from 2013. The Corporation’s effective tax rate (income taxes as a percentage of income before income taxes) was 25.0% in 2015 and 2014 and 24.0% in 2013.
The Corporation’s effective tax rates are lower than the 35% federal statutory rate due to investments in tax-free municipal securities and federal tax credits earned from investments in qualified affordable housing projects (Tax Credit Investments), partially offset by the impact of state income taxes. Net credits associated with Tax Credit Investments were $10.4 million in both 2015 and 2014, and $10.3 million in 2013.
For additional information regarding income taxes, see "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets.

	December 31		Increase (decrease)
	2015	2014	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$101,120	$105,702	$(4,582)	(4.3)%
Other interest-earning assets	292,516	423,083	(130,567)	(30.9)
Loans held for sale	16,886	17,522	(636)	(3.6)
Investment securities	2,484,773	2,323,371	161,402	6.9
Loans, net of allowance	13,669,548	12,927,572	741,976	5.7
Premises and equipment	225,535	226,027	(492)	(0.2)
Goodwill and intangible assets	531,556	531,803	(247)	—
Other assets	592,784	569,687	23,097	4.1
Total Assets	$17,914,718	$17,124,767	$789,951	4.6%
Liabilities and Shareholders’ Equity
Deposits	$14,132,317	$13,367,506	$764,811	5.7%
Short-term borrowings	497,663	329,719	167,944	50.9
Long-term debt	949,542	1,139,413	(189,871)	(16.7)
Other liabilities	293,302	291,464	1,838	0.6
Total Liabilities	15,872,824	15,128,102	744,722	4.9
Total Shareholders’ Equity	2,041,894	1,996,665	45,229	2.3
Total Liabilities and Shareholders’ Equity	$17,914,718	$17,124,767	$789,951	4.6%

Other Interest-Earning Assets

The $130.6 million, or 30.9%, decrease in other interest-earning assets was primarily due to lower balances on deposit with the Federal Reserve Bank and lower interest bearing deposits with other banks, as funds were used to support increases in investment securities and loans.

Investment Securities
The following table presents the carrying amount of investment securities, which were all classified as available for sale, as of December 31:

	2015	2014	2013
	(in thousands)
U.S. Government securities	$—	$200	$525
U.S. Government sponsored agency securities	25,136	214	726
State and municipal	262,765	245,215	284,849
Corporate debt securities	96,955	98,034	98,749
Collateralized mortgage obligations	821,509	902,313	1,032,398
Mortgage-backed securities	1,158,835	928,831	945,712
Auction rate securities	98,059	100,941	159,274
Total debt securities	2,463,259	2,275,748	2,522,233
Equity securities	21,514	47,623	46,201
Total	$2,484,773	$2,323,371	$2,568,434
Total investment securities increased $161.4 million, or 6.9%, to $2.5 billion at December 31, 2015, mainly in mortgage-backed securities, partially offset by a decrease in collateralized mortgage obligations. Portfolio cash flows that were reinvested during 2015 were used to purchase securities with average lives of approximately five years to provide for relatively structured cash flows, thereby limiting price and extension risk in a rising interest rate environment. Collateralized mortgage obligations decreased primarily due to maturities that were not fully reinvested as the Corporation sought to reduce portfolio price risk. The decrease in equity securities reflects the sales of certain financial institutions stocks. As of December 31, 2015, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.
The net pre-tax unrealized loss on available for sale investment securities was $9.3 million as of December 31, 2015, compared to an $11.3 million net pre-tax unrealized gain as of December 31, 2014. The change was due to an increase in market interest rates, which caused the fair values of collateralized mortgage obligations and mortgage-backed securities to decrease below amortized cost.

Loans
The following table presents loans outstanding, by type, as of the dates shown, and the change in loans for the most recent year:

	December 31					2015 vs. 2014 Increase (Decrease)
	2015	2014	2013	2012	2011	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,462,330	$5,197,155	$5,101,922	$4,664,426	$4,602,596	$265,175	5.1%
Commercial – industrial, financial and agricultural	4,088,962	3,725,567	3,628,420	3,612,065	3,639,368	363,395	9.8
Real estate – home equity	1,684,439	1,736,688	1,764,197	1,632,390	1,624,562	(52,249)	(3.0)
Real estate – residential mortgage	1,376,160	1,377,068	1,337,380	1,257,432	1,097,503	(908)	(0.1)
Real estate – construction	799,988	690,601	573,672	584,118	615,445	109,387	15.8
Consumer	268,588	265,431	283,124	309,864	318,874	3,157	1.2
Leasing and other	173,651	131,583	103,301	93,914	79,869	42,068	32.0
Gross loans	13,854,118	13,124,093	12,792,016	12,154,209	11,978,217	730,025	5.6
Unearned income	(15,516)	(12,377)	(9,796)	(7,238)	(6,994)	(3,139)	25.4
Loans, net of unearned income	$13,838,602	$13,111,716	$12,782,220	$12,146,971	$11,971,223	$726,886	5.5%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographical location within its footprint. Approximately $6.3 billion, or 45.3%, of the loan portfolio was in commercial mortgage and construction loans as of December 31, 2015. As of December 31, 2015, the Corporation's policies limit the maximum total lending commitment to an individual borrower to $50.0 million. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of December 31, 2015, the Corporation had 107 relationships with total borrowing commitments between $20.0 million and $50.0 million.

Commercial mortgage loans increased $265.2 million, or 5.1%, in comparison to December 31, 2014 across all markets. Commercial loans increased $363.4 million, or 9.8%. Geographically, the increase was primarily in the Pennsylvania ($298.0 million, or 11.3%), Delaware ($33.1 million, or 34.6%), Maryland ($29.5 million, or 9.9%) and New Jersey ($9.3 million, or 1.7%) markets, partially offset by a $6.4 million, or 4.4%, decrease in the Virginia market.

The following table summarizes the industry concentrations within the commercial loan portfolio as of December 31:

	2015	2014
Services	22.6%	19.2%
Manufacturing	11.3	13.1
Health care	10.6	9.0
Construction (1)	9.7	11.0
Retail	8.3	9.6
Wholesale	8.0	8.7
Real estate (2)	7.3	7.6
Agriculture	5.1	5.5
Arts and entertainment	2.8	3.4
Transportation	2.7	2.4
Financial services	1.7	1.9
Other	9.9	8.6
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. The Corporation only participates in shared national credits to borrowers located in its geographical markets. Below is a summary of the Corporation's outstanding purchased shared national credits as of December 31:

	2015	2014
	(in thousands)
Commercial - industrial, financial and agricultural	$152,830	$116,705
Real estate - commercial mortgage	96,219	137,952
Total	$249,049	$254,657
Total shared national credit decreased $5.6 million, or 2.2%, in comparison to 2014. As of December 31, 2015, one of the shared national credits totaling $1.1 million, or 0.4%, of the total, was past due.
Home equity loans decreased $52.2 million, or 3.0%, primarily as a result of customers refinancing outstanding home equity loans into residential mortgages.

Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate.

The following table presents outstanding construction loans and delinquency rates, by class segment, as of December 31:

	2015			2014
	$	Delinquency Rate	% of Total	$	Delinquency Rate	% of Total
	(dollars in thousands)
Commercial	$559,991	0.2%	70.0%	$427,419	0.6%	61.9%
Commercial - residential	179,303	7.3	22.4	203,670	6.6	29.5
Other	60,694	1.1	7.6	59,512	0.6	8.6
Total Real estate - construction	$799,988	1.8%	100.0%	$690,601	2.4%	100.0%

Construction loans increased $109.4 million, or 15.8%, as a result of growth in commercial construction loans. Geographically, the increase occurred in the Pennsylvania ($114.6 million, or 31.6%) and New Jersey ($65.6 million, or 72.2%) markets and were partially offset by decreases in the Virginia ($30.9 million, or 34.2%), Maryland ($24.0 million, or 27.8%) and Delaware ($15.9 million, or 26.5%) markets.

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s loan loss experience follows:

	2015	2014	2013	2012	2011
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$13,838,602	$13,111,716	$12,782,220	$12,146,971	$11,971,223
Daily average balance of loans, net of unearned income	$13,330,973	$12,885,180	$12,578,524	$11,968,567	$11,906,447
Balance of allowance for credit losses at beginning of year	$185,931	$204,917	$225,439	$258,177	$275,498
Loans charged off:
Commercial – industrial, financial and agricultural	15,639	24,516	30,383	41,868	52,301
Real estate - home equity and consumer	5,831	7,811	10,070	13,470	9,686
Real estate – commercial mortgage	4,218	6,004	20,829	51,988	26,032
Real estate – residential mortgage	3,612	2,918	9,705	4,509	32,533
Real estate – construction	201	1,209	6,572	26,250	38,613
Leasing and other	2,656	2,135	2,653	2,281	2,168
Total loans charged off	32,157	44,593	80,212	140,366	161,333
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	5,264	4,256	9,281	4,282	2,521
Real estate - home equity and consumer	2,492	2,347	2,378	1,811	1,431
Real estate – commercial mortgage	2,801	1,960	3,494	3,371	1,967
Real estate – residential mortgage	1,322	451	548	459	325
Real estate – construction	2,824	3,177	2,682	2,814	1,746
Leasing and other	685	916	807	891	1,022
Total recoveries	15,388	13,107	19,190	13,628	9,012
Net loans charged off	16,769	31,486	61,022	126,738	152,321
Provision for credit losses	2,250	12,500	40,500	94,000	135,000
Balance at end of year	$171,412	$185,931	$204,917	$225,439	$258,177
Components of Allowance for Credit Losses:
Allowance for loan losses	$169,054	$184,144	$202,780	$223,903	$256,471
Reserve for unfunded lending commitments (1)	2,358	1,787	2,137	1,536	1,706
Allowance for credit losses	$171,412	$185,931	$204,917	$225,439	$258,177
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.13%	0.24%	0.49%	1.06%	1.28%
Allowance for loan losses to loans outstanding	1.22%	1.40%	1.59%	1.84%	2.14%
Allowance for credit losses to loans outstanding	1.24%	1.42%	1.60%	1.86%	2.16%
Non-performing assets (2) to total assets	0.87%	0.88%	1.00%	1.43%	1.94%
Non-performing assets (2) to total loans and OREO	1.13%	1.15%	1.32%	1.95%	2.64%
Non-accrual loans to total loans	0.94%	0.92%	1.05%	1.52%	2.15%
Allowance for credit losses to non-performing loans	118.37%	134.26%	132.82%	106.82%	90.11%
Non-performing assets (2) to tangible common shareholders’ equity and allowance for credit losses (3)	9.27%	9.12%	9.76%	13.39%	18.60%

(1)Reserve for unfunded lending commitments recorded within other liabilities on the consolidated balance sheets.
(2)Includes accruing loans past due 90 days or more.

(3)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in Item 6. Selected Financial Data.

The provision for credit losses decreased $10.3 million, or 82.0%, in comparison to 2014 due to improvements in credit quality, as shown by lower net loans charged off and delinquencies.

Net charge-offs decreased $14.7 million, or 46.7%, to $16.8 million in 2015 from $31.5 million in 2014. This decrease was primarily due to a $9.9 million, or 48.8%, decrease in commercial loan net charge-offs, a $2.6 million, or 65.0%, decrease in commercial mortgage net charge-offs, and a $2.1 million, or 38.9%, decrease in consumer and home equity loan net charge-offs. The $16.8 million of net charge-offs were primarily in the Pennsylvania ($15.5 million, or 92.7%), and New Jersey ($2.6 million, or 15.8%) markets, partially offset by recoveries in the Maryland, Virginia and Delaware markets.
The following table presents non-performing assets as of December 31:

	2015	2014	2013	2012	2011
	(in thousands)
Non-accrual loans (1) (2) (3)	$129,523	$121,080	$133,753	$184,832	$257,761
Loans 90 days or more past due and still accruing (2)	15,291	17,402	20,524	26,221	28,767
Total non-performing loans	144,814	138,482	154,277	211,053	286,528
OREO	11,099	12,022	15,052	26,146	30,803
Total non-performing assets	$155,913	$150,504	$169,329	$237,199	$317,331

(1)
In 2015, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $7.0 million. The amount of interest income on non-accrual loans that was recognized in 2015 was approximately $1.2 million.

(2)
Accrual of interest is generally discontinued when a loan becomes 90 days past due. When interest accruals are discontinued, interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection. Certain loans, primarily adequately collateralized residential mortgage loans, may continue to accrue interest after reaching 90 days past due.

(3)
Excluded from non-performing assets as of December 31, 2015 were $60.6 million of loans modified under trouble debt restructurings (TDRs). These loans were reviewed for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans. All non-accrual loans as of December 31, 2015 were reviewed for impairment under FASB ASC Section 310-10-35.

The following table presents TDRs as of December 31:

	2015	2014	2013	2012	2011
	(in thousands)
Real estate – residential mortgage	$28,511	$31,308	$28,815	$32,993	$32,331
Real estate – commercial mortgage	17,563	18,822	19,758	34,672	22,425
Real estate – construction	3,942	9,241	10,117	10,564	7,645
Commercial – industrial, financial and agricultural	5,953	5,237	8,045	5,745	3,581
Real estate - home equity	4,556	2,975	1,365	1,518	183
Consumer	33	38	11	16	10
Total accruing TDRs	60,558	67,621	68,111	85,508	66,175
Non-accrual TDRs (1)	31,035	24,616	30,209	31,245	32,587
Total TDRs	$91,593	$92,237	$98,320	$116,753	$98,762

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2015 and still outstanding as of December 31, 2015 totaled $14.4 million. Of these loans, $5.1 million, or 35.5%, had a payment default during 2015, which the Corporation defines as a single missed scheduled payment, subsequent to modification. Total TDRs modified during 2014 and still outstanding as of December 31, 2014 totaled $16.4 million. Of these loans, $7.1 million, or 43.1%, had a payment default subsequent to modification during 2014.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2013	$36,710	$40,566	$20,921	$22,282	$13,272	$2	$—	$133,753
Additions	38,578	31,509	4,627	10,125	10,406	2,331	803	98,379
Payments	(17,937)	(18,603)	(7,185)	(2,047)	(3,321)	(7)	—	(49,100)
Charge-offs (1)	(24,517)	(6,005)	(1,210)	(2,918)	(5,486)	(2,321)	(803)	(43,260)
Transfers to OREO	(763)	(2,976)	(805)	(4,329)	(2,199)	—	—	(11,072)
Transfers to accrual status	(2,302)	(54)	—	(3,070)	(2,189)	(5)	—	(7,620)
Balance of non-accrual loans at December 31, 2014	29,769	44,437	16,348	20,043	10,483	—	—	121,080
Additions	51,066	24,310	5,150	13,845	8,839	2,229	2,835	108,274
Payments	(20,575)	(19,786)	(9,253)	(3,810)	(1,945)	—	(1)	(55,370)
Charge-offs (1)	(15,639)	(4,218)	(201)	(3,612)	(3,604)	(2,227)	(1,409)	(30,910)
Transfers to OREO	(2,381)	(1,668)	—	(4,112)	(2,039)	—	—	(10,200)
Transfers to accrual status	(41)	(2,344)	—	(440)	(524)	(2)	—	(3,351)
Balance of non-accrual loans at December 31, 2015	$42,199	$40,731	$12,044	$21,914	$11,210	$—	$1,425	$129,523
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans increased $8.4 million, or 7.0%, in 2015 due mainly to an increase in non-accrual loan additions from $98.4 million in 2014 to $108.3 million in 2015. The non-accrual loan additions occurred across most loan types, and was not driven by one specific account or event. Non-accrual loan balances continued to be reduced through significant payments, as well as charge-offs.

The following table presents non-performing loans, by type, as of the dates shown and the changes in non-performing loans for the most recent year:

	December 31					2015 vs. 2014 Increase (Decrease)
	2015	2014	2013	2012	2011	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$44,071	$30,388	$38,021	$66,954	$80,944	$13,683	45.0%
Real estate – commercial mortgage	41,170	45,237	44,068	57,120	113,806	(4,067)	(9.0)
Real estate – residential mortgage	28,484	28,995	31,347	34,436	16,336	(511)	(1.8)
Real estate – home equity	14,683	14,740	16,983	17,204	11,207	(57)	(0.4)
Real estate – construction	12,460	16,399	21,267	32,005	60,744	(3,939)	(24.0)
Consumer	2,440	2,590	2,543	3,315	3,384	(150)	(5.8)
Leasing	1,506	133	48	19	107	1,373	N/M
Total non-performing loans	$144,814	$138,482	$154,277	$211,053	$286,528	$6,332	4.6%
N/M - Not meaningful

Non-performing commercial loans increased $13.7 million, or 45.0%, in comparison to December 31, 2014. Geographically, the increase primarily occurred in the Pennsylvania ($12.3 million, or 78.4%) Virginia ($3.1 million, or 98.1%) and Maryland ($1.8 million, or 82.9%) markets, partially offset by a decrease in the New Jersey ($3.3 million, or 36.0%) market.
Non-performing commercial mortgages decreased $4.1 million, or 9.0%, in comparison to December 31, 2014. Geographically, the decrease occurred primarily in the Pennsylvania ($3.0 million, or 16.6%) and Delaware ($1.9 million, or 78.3%) markets, partially offset by increases in the Maryland and New Jersey markets.
Non-performing construction loans decreased $3.9 million, or 24.0%, in comparison to December 31, 2014. Geographically, the decrease occurred mainly in the Maryland ($1.9 million, or 59.9%) and New Jersey ($1.1 million, or 37.6%) markets.

The following table summarizes OREO, by property type, as of December 31:

	2015	2014
	(in thousands)
Residential properties	$7,303	$6,656
Commercial properties	2,167	3,453
Undeveloped land	1,629	1,913
Total OREO	$11,099	$12,022

As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within Note 1, "Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on aggregate payment history, through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $10.3 billion and $9.6 billion as of December 31, 2015 and 2014, respectively. The following table presents internal risk ratings of special mention or lower for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2015 vs. 2014 Increase (Decrease)		Substandard or Lower		2015 vs. 2014 Increase (Decrease)		Total Criticized Loans
	2015	2014	$	%	2015	2014	$	%	2015	2014
	(dollars in thousands)
Real estate - commercial mortgage	$102,625	$127,302	$(24,677)	(19.4)%	$155,442	$170,837	$(15,395)	(9.0)%	$258,067	$298,139
Commercial - secured	92,711	120,584	(27,873)	(23.1)	136,710	110,544	26,166	23.7	229,421	231,128
Commercial -unsecured	2,761	7,463	(4,702)	(63.0)	3,346	6,810	(3,464)	(50.9)	6,107	14,273
Total commercial - industrial, financial and agricultural	95,472	128,047	(32,575)	(25.4)	140,056	117,354	22,702	19.3	235,528	245,401
Construction - commercial residential	17,154	27,495	(10,341)	(37.6)	21,812	40,066	(18,254)	(45.6)	38,966	67,561
Construction - commercial	3,684	12,202	(8,518)	(69.8)	3,597	5,586	(1,989)	(35.6)	7,281	17,788
Total real estate - construction (excluding construction - other)	20,838	39,697	(18,859)	(47.5)	25,409	45,652	(20,243)	(44.3)	46,247	85,349
Total	$218,935	$295,046	$(76,111)	(25.8)%	$320,907	$333,843	$(12,936)	(3.9)%	$539,842	$628,889

% of total risk rated loans	2.1%	3.1%			3.1%	3.5%			5.2%	6.6%
As of December 31, 2015, total loans with risk ratings of special mention and substandard or lower were $89.0 million, or 14.2%, less than 2014. Overall reductions in criticized loans, while not the sole factor for measuring allocations on these loan types, contributed to a decrease in allocations for impaired loans of $9.3 million, or 15.2%, in 2015.

The following table presents a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings, by class segment, as of December 31:

	Delinquent (1)				Non-performing (2)				Total Past Due
	2015		2014		2015		2014		2015		2014
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$8,983	0.53%	$10,931	0.63%	$14,683	0.87%	$14,740	0.85%	$23,666	1.40%	$25,671	1.48%
Real estate - residential mortgage	18,305	1.33	26,934	1.96	28,484	2.07	28,995	2.10	46,789	3.40	55,929	4.06
Real estate - construction - other	88	0.14	—	—	609	1.01	332	0.56	697	1.15	332	0.56
Consumer - direct	2,254	2.28	2,891	2.64	2,203	2.23	2,414	2.21	4,457	4.51	5,305	4.85
Consumer - indirect	2,809	1.65	2,574	1.65	237	0.14	176	0.11	3,046	1.79	2,750	1.76
Total Consumer	5,063	1.89	5,465	2.06	2,440	0.90	2,590	0.97	7,503	2.79	8,055	3.03
Leasing and other and Overdrafts	759	0.48	523	0.44	1,506	0.95	133	0.11	2,265	1.43	656	0.55
Total	$33,198	0.94%	$43,853	1.23%	$47,722	1.34%	$46,790	1.32%	$80,920	2.28%	$90,643	2.55%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
As of December 31, 2015, delinquency rates for the above class segments decreased, driven by improvements in home equity and residential mortgage delinquencies.

The following table summarizes the allocation of the allowance for loan losses:

	2015		2014		2013		2012		2011
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
	(dollars in thousands)
Real estate - commercial mortgage	$47,866	39.5%	$53,493	39.6%	$55,659	39.9%	$62,928	38.4%	$85,112	36.8%
Commercial - industrial, financial and agricultural	57,098	29.5	51,378	28.4	50,330	28.4	60,205	29.7	74,896	31.0
Real estate - residential mortgage	21,375	9.9	29,072	10.5	33,082	10.5	34,536	10.4	22,986	8.3
Consumer, home equity, leasing & other	27,458	15.3	33,085	16.2	34,852	16.7	27,895	16.7	17,321	17.2
Real estate - construction	6,529	5.8	9,756	5.3	12,649	4.5	17,287	4.8	30,066	6.7
Unallocated	8,728	N/A	7,360	N/A	16,208	N/A	21,052	N/A	26,090	N/A
	$169,054	100.0%	$184,144	100.0%	$202,780	100.0%	$223,903	100.0%	$256,471	100.0%
N/A – Not applicable
Management believes that the $169.1 million allowance for loan losses as of December 31, 2015 is sufficient to cover incurred losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data; and "Critical Accounting Policies" above.

Other Assets
Other assets increased $23.1 million, or 4.1%, to $592.8 million as of December 31, 2015. The increase resulted primarily from a $24.5 million increase in tax credit investments and a $13.2 million increase in the fair value of commercial loan interest rate swaps. These increases were partially offset by an $11.1 million decrease in net deferred tax assets.
Deposits and Borrowings
The following table summarizes the increase in ending deposits, by type:

			Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,948,114	$3,640,623	$307,491	8.4%
Interest-bearing demand	3,451,207	3,150,612	300,595	9.5
Savings	3,868,046	3,504,820	363,226	10.4
Total demand and savings	11,267,367	10,296,055	971,312	9.4
Time deposits	2,864,950	3,071,451	(206,501)	(6.7)
Total deposits	$14,132,317	$13,367,506	$764,811	5.7%
Noninterest-bearing demand deposits increased $307.5 million, or 8.4%, primarily due to a $229.0 million, or 8.3%, increase in business account balances and $78.9 million, or 10.7%, increase in personal account balances. Interest-bearing demand accounts increased $300.6 million, or 9.5%, due to a $167.0 million, or 9.1%, increase in personal account balances, a $70.2 million, or 31.4%, increase in business account balances and a $63.4 million, or 5.8%, increase in municipal balances. The $363.2 million, or 10.4%, increase in savings account balances was due to a $309.9 million, or 14.2%, increase in personal account balances and a $54.5 million, or 7.4%, increase in business account balances.
The $206.5 million, or 6.7%, decrease in time deposits was a result of customers' migration away from certificates of deposit due to the continued low interest rate environment.
The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$111,496	$158,394	$(46,898)	(29.6)%
Customer short-term promissory notes	78,932	95,106	(16,174)	(17.0)
Total short-term customer funding	190,428	253,500	(63,072)	(24.9)
Federal funds purchased	197,235	6,219	191,016	N/M
Short-term FHLB Advances (1)	110,000	70,000	40,000	57.1
Total short-term borrowings	497,663	329,719	167,944	50.9
Long-term debt:
FHLB Advances	587,756	673,107	(85,351)	(12.7)
Other long-term debt	361,786	466,306	(104,520)	(22.4)
Total long-term debt	949,542	1,139,413	(189,871)	(16.7)
Total borrowings	$1,447,205	$1,469,132	$(21,927)	(1.5)%

(1) Represents FHLB advances with an original maturity term of less than one year.
N/M – Not meaningful
The $167.9 million increase in total short-term borrowings was a primarily a result of the $191.0 million increase in federal funds purchased. The $85.4 million, or 12.7% , decrease in long-term FHLB Advances resulted from maturities that were replaced with short-term advances. Other long-term debt decreased by $104.5 million, or 22.4%, primarily as a result of the maturity of $100 million of subordinated debt in April 2015. In June 2015, the Corporation issued $150 million of ten-year subordinated debt at an effective rate of 4.69%. The proceeds were used in July 2015 to redeem $150 million of TruPS, that carried an effective rate of 6.52%.

Shareholders’ Equity
Total shareholders’ equity increased $45.2 million, or 2.3%, to $2.0 billion, or 11.4% of total assets, as of December 31, 2015. The increase was due primarily to $149.5 million of net income and $10.8 million of common stock issued, partially offset by $50.0 million of common stock repurchases and $66.7 million of dividends on common shares outstanding.

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

In April 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2015. During 2015, approximately 4.0 million shares were repurchased under this program for a total cost of $50.0 million, or $12.57 per share, completing this program in August 2015.

In October 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2016. No shares were repurchased under this program as of December 31, 2015. Subsequent to December 31, 2015, a total of 550,000 shares were repurchased through January 31, 2016 at a total cost of $6.8 million.

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks maintain minimum amounts and ratios of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). As of December 31, 2015, the Corporation and each of its bank subsidiaries met the minimum capital requirements. In addition, all of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2015	2014	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total capital (to risk-weighted assets)	13.2%	14.7%	8.0%	10.5%
Tier I capital (to risk-weighted assets)	10.2%	12.3%	6.0%	8.5%
Common equity tier I (to risk-weighted assets)	10.2%	N/A	4.5%	7.0%
Tier I capital (to average assets)	9.0%	10.0%	4.0%	4.0%
N/A – Not applicable

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

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses as a result of which certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, will be excluded as a component of Tier 1 capital for institutions of the Corporation's size.

When fully phased in on January 1, 2019, the Corporation and its bank subsidiaries will also be required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the current 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures, resulting in higher risk weights for a variety of asset categories.

As of December 31, 2015, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of December 31, 2015, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include the payment of liabilities recorded on the Corporation’s consolidated balance sheet as well as contractual obligations for purchased services or for operating leases.
The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2015:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$11,267,367	$—	$—	$—	$11,267,367
Time deposits (2)	1,342,715	747,651	691,039	83,544	2,864,949
Short-term borrowings (3)	497,663	—	—	—	497,663
Long-term debt (3)	235,937	301,299	142,370	269,936	949,542
Operating leases (4)	16,325	28,533	20,831	46,819	112,508
Purchase obligations (5)	15,262	17,066	325	—	32,653
Uncertain tax positions (6)	2,373	—	—	—	2,373

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in "Note 8 - Deposits," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(3)
See additional information regarding borrowings in "Note 9 - Short-Term Borrowings and Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(4)	See additional information regarding operating leases in "Note 16 - Leases," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(5)	Includes information technology, telecommunication and data processing outsourcing contracts.

(6)
Includes accrued interest. See additional information related to uncertain tax positions in "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In addition to the contractual obligations listed in the preceding table, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized on the consolidated balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commercial letters of credit are conditional commitments issued to facilitate foreign or domestic trade transactions for customers. Commitments and standby and commercial letters of credit do not necessarily represent future cash needs as they may expire without being drawn.

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2015 (in thousands):

Commercial and other	$3,518,960
Home equity	1,300,062
Commercial mortgage and construction	965,116
Total commitments to extend credit	$5,784,138

Standby letters of credit	$374,729
Commercial letters of credit	39,529
Total letters of credit	$414,258

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include interest rate risk, equity market price risk, debt security market price risk, foreign currency price risk and commodity price risk. Due to the nature of its operations, foreign currency price risk and commodity price risk are not significant to the Corporation.

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

The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee (ALCO) is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions. For the year ended December 31, 2015, the Corporation changed its presentation of interest rate risk to be reflective of the two complementary methods it uses to measure and manage interest rate risk, as it provides a more concise framework for understanding how the Corporation measures and manages its interest rate and market risk.

The Corporation uses two complementary methods to measure and manage interest rate risk. They are simulation of net interest income and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period.

Contractual maturities and repricing opportunities of loans are incorporated in the simulation model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, amount and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The following table summarizes the expected impact of abrupt interest rate changes on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $73.2 million	+ 14.2%
+200 bp	+ $48.8 million	+ 9.4%
+100 bp	+ $22.2 million	+ 4.3%
–100 bp	– $15.7 million	– 3.0%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of December 31, 2015, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments that are recorded at their fair value in other assets and liabilities on the consolidated balance sheets. Changes in fair value during the period are recorded in other non-interest expense on the consolidated statements of income.

Liquidity

The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on investments and outstanding loans and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term and long-term needs.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2015, the Corporation had $697.8 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.6 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2015, the Corporation had aggregate availability under Federal funds lines of $1.0 billion with $197.2 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2015, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2015 generated $177.0 million of cash, mainly due to net income. Cash used in investing activities was $818.0 million, due to net increases in loans and investment securities partially offset by a decrease in short-term investments. Net cash provided by financing activities was $636.5 million due to increases in deposits, short-term borrowings and additions to long-term debt, partially offset by repayments of long-term debt, common stock, cash dividends and purchases of treasury stock.

The following table presents the expected maturities of available for sale investment securities, at estimated fair value, as of December 31, 2015 and the weighted average yields of such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—%	$25,004	1.83%	$55	2.91%	$77	3.16%
State and municipal (1)	65,925	4.02	28,796	5.97	115,782	5.21	52,262	5.58
ARCs (2)	—	—	—	—	—	—	98,059	1.84
Corporate debt securities	10,020	3.00	34,077	4.30	11,266	4.23	41,592	2.54
Total	$75,945	3.89%	$87,877	4.12%	$127,103	5.12%	$191,990	2.92%
Collateralized mortgage obligations (3)	$821,509	1.86%
Mortgage-backed securities (3)	$1,158,835	2.34%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a federal tax rate of 35% and statutory interest expense disallowances.

(2)	Maturities of ARCs are based on contractual maturities.

(3)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, all balances and weighted average rates are shown in one period. As of December 31, 2015, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.

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

The following table presents the approximate contractual maturity of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2015:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$1,041,125	$1,831,443	$430,556	$3,303,124
Fixed rate	233,720	319,520	232,598	785,838
Total	$1,274,845	$2,150,963	$663,154	$4,088,962
Real estate – mortgage (1):
Adjustable and floating rate	$1,219,602	$3,260,916	$2,146,990	$6,627,508
Fixed rate	451,306	1,012,855	431,260	1,895,421
Total	$1,670,908	$4,273,771	$2,578,250	$8,522,929
Real estate – construction:
Adjustable and floating rate	$183,699	$281,647	$235,787	$701,133
Fixed rate	64,766	14,800	19,289	98,855
Total	$248,465	$296,447	$255,076	$799,988
(1) Includes commercial mortgages, residential mortgages and home equity loan.

Contractual maturities of time deposits as of December 31, 2015 were as follows (in thousands):

Year
2016	$1,342,716
2017	508,171
2018	239,480
2019	527,480
2020	163,559
Thereafter	83,544
$2,864,950

Contractual maturities of time deposits of $100,000 or more outstanding, included in the table above, as of December 31, 2015 were as follows (in thousands):

Three months or less	$162,192
Over three through six months	141,961
Over six through twelve months	231,417
Over twelve months	649,845
Total	$1,185,415

Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2015, the Corporation’s equity investments consisted of $20.6 million of common stocks of publicly traded financial institutions and $914,000 of other equity investments.
The equity investments most susceptible to market price risk are the financial institutions stocks, which had a cost basis of $13.9 million and a fair value of $20.6 million as of December 31, 2015, including an investment in a single financial institution with a cost basis of $7.4 million and a fair value of $10.2 million. The fair value of this investment accounted for 49.5% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $6.8 million as of December 31, 2015.
Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
In addition to its equity portfolio, investment management and trust services income may be impacted by fluctuations in the equity markets. A portion of this revenue is based on the value of the underlying investment portfolios, many of which include equity investments. If the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets in general or otherwise, the Corporation’s revenue would be negatively impacted. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in financial markets.
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
Municipal Securities
As of December 31, 2015, the Corporation owned $262.8 million of municipal securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of December 31, 2015, approximately 96% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 75% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Securities
As of December 31, 2015, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $106.8 million and a fair value of $98.1 million.
ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of December 31, 2015, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2015, all of the ARCs were rated above investment grade, with approximately $5.6 million, or 6%, "AAA" rated and $92.5 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2015, all of the Corporation's ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions. As of December 31, 2015, these securities had an amortized cost of $100.3 million and an estimated fair value of $97.0 million.

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

See "Note 3 - Investment Securities," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities, and see "Note 18 - Fair Value Measurements," in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further discussion related to the fair values of debt securities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2015	2014
Assets
Cash and due from banks	$101,120	$105,702
Interest-bearing deposits with other banks	230,300	358,130
Federal Reserve Bank and Federal Home Loan Bank stock	62,216	64,953
Loans held for sale	16,886	17,522
Available for sale investment securities	2,484,773	2,323,371
Loans, net of unearned income	13,838,602	13,111,716
Allowance for loan losses	(169,054)	(184,144)
Net Loans	13,669,548	12,927,572
Premises and equipment	225,535	226,027
Accrued interest receivable	42,767	41,818
Goodwill and intangible assets	531,556	531,803
Other assets	550,017	527,869
Total Assets	$17,914,718	$17,124,767
Liabilities
Deposits:
Noninterest-bearing	$3,948,114	$3,640,623
Interest-bearing	10,184,203	9,726,883
Total Deposits	14,132,317	13,367,506
Short-term borrowings:
Federal funds purchased	197,235	6,219
Other short-term borrowings	300,428	323,500
Total Short-Term Borrowings	497,663	329,719
Accrued interest payable	10,724	18,045
Other liabilities	282,578	273,419
Federal Home Loan Bank advances and long-term debt	949,542	1,139,413
Total Liabilities	15,872,824	15,128,102
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 218.9 million shares issued in 2015 and 218.2 million shares issued in 2014	547,141	545,555
Additional paid-in capital	1,450,690	1,420,523
Retained earnings	641,588	558,810
Accumulated other comprehensive loss	(22,017)	(17,722)
Treasury stock, 44.7 million shares in 2015 and 39.3 million shares in 2014	(575,508)	(510,501)
Total Shareholders’ Equity	2,041,894	1,996,665
Total Liabilities and Shareholders’ Equity	$17,914,718	$17,124,767

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2015	2014	2013
Interest Income
Loans, including fees	$524,060	$530,308	$540,667
Investment securities:
Taxable	45,279	50,651	54,321
Tax-exempt	7,879	8,977	9,475
Dividends	985	1,338	1,411
Loans held for sale	801	786	1,551
Other interest income	4,785	4,018	2,264
Total Interest Income	583,789	596,078	609,689
Interest Expense
Deposits	40,482	35,110	36,770
Short-term borrowings	372	1,608	2,420
Long-term debt	42,941	44,493	43,305
Total Interest Expense	83,795	81,211	82,495
Net Interest Income	499,994	514,867	527,194
Provision for credit losses	2,250	12,500	40,500
Net Interest Income After Provision for Credit Losses	497,744	502,367	486,694
Non-Interest Income
Service charges on deposit accounts	50,097	49,293	55,470
Investment management and trust services	44,056	44,605	41,706
Other service charges and fees	43,992	39,896	36,957
Mortgage banking income	18,208	17,107	30,656
Other	16,420	14,437	14,871
Investment securities gains (losses):
Net gains on sales of investment securities	9,066	2,071	8,128
Net other-than-temporary impairment losses	—	(30)	(124)
Investment securities gains, net	9,066	2,041	8,004
Total Non-Interest Income	181,839	167,379	187,664
Non-Interest Expense
Salaries and employee benefits	260,832	251,021	253,240
Net occupancy expense	47,777	48,130	46,944
Other outside services	27,785	28,404	18,856
Data processing	19,894	17,162	16,555
Software	14,746	12,758	11,560
Equipment expense	14,514	13,567	15,419
FDIC insurance expense	11,470	10,958	11,605
Professional fees	11,244	12,097	13,150
Supplies and postage	10,202	9,795	10,210
Marketing	7,324	8,133	7,705
Telecommunications	6,350	6,870	7,362
Loss on redemption of trust preferred securities	5,626	—	—
Other real estate owned and repossession expense	3,630	3,270	7,364
Operating risk loss	3,624	4,271	9,290
Intangible amortization	247	1,259	2,438
Other	34,895	31,551	29,735
Total Non-Interest Expense	480,160	459,246	461,433
Income Before Income Taxes	199,423	210,500	212,925
Income taxes	49,921	52,606	51,085
Net Income	$149,502	$157,894	$161,840

Per Share:
Net Income (Basic)	$0.85	$0.85	$0.84
Net Income (Diluted)	0.85	0.84	0.83
Cash Dividends	0.38	0.34	0.32

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2015	2014	2013
Net Income	$149,502	$157,894	$161,840
Other Comprehensive (Loss) Income, net of tax:
Unrealized (losses) gains on available for sale investment securities:
Unrealized (loss) gain on securities	(7,717)	33,734	(49,607)
Reclassification adjustment for securities gains included in net income	(5,892)	(1,327)	(5,203)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	239	780	1,977
Net unrealized (losses) gains on available for sale investment securities	(13,370)	33,187	(52,833)
Unrealized gains on derivative financial instruments:
Unrealized gain on derivative financial instruments	75	136	136
Reclassification adjustment for loss on derivative financial instruments included in net income	2,456	—	—
Net unrealized gains on derivative financial instruments	2,531	136	136
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement income (cost)	4,680	(13,168)	8,369
Amortization of net unrecognized pension and postretirement income	1,864	408	1,312
Reclassification adjustment for post-retirement plan curtailment gain included in net income	—	(944)	—
Net unrealized gains (losses) on pension and postretirement plans	6,544	(13,704)	9,681
Other Comprehensive (Loss) Income	(4,295)	19,619	(43,016)
Total Comprehensive Income	$145,207	$177,513	$118,824

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2012	199,225	$542,093	$1,426,267	$363,937	$5,675	$(256,316)	$2,081,656
Net income				161,840			161,840
Other comprehensive loss					(43,016)		(43,016)
Stock issued, including related tax benefits	1,427	2,475	1,377			6,386	10,238
Stock-based compensation awards			5,330				5,330
Acquisition of treasury stock	(8,000)					(90,927)	(90,927)
Common stock cash dividends - $0.32 per share				(61,934)			(61,934)
Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				157,894			157,894
Other comprehensive income					19,619		19,619
Stock issued, including related tax benefits	781	987	1,684			5,611	8,282
Stock-based compensation awards			5,865				5,865
Acquisition of treasury stock	(14,509)					(175,255)	(175,255)
Deferred accelerated stock repurchase			(20,000)				(20,000)
Common stock cash dividends - $0.34 per share				(62,927)			(62,927)
Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665
Net income				149,502			149,502
Other comprehensive loss					(4,295)		(4,295)
Stock issued, including related tax benefits	1,018	1,586	4,229			4,993	10,808
Stock-based compensation awards			5,938				5,938
Acquisition of treasury stock	(3,976)					(50,000)	(50,000)
Settlement of accelerated stock repurchase agreement	(1,790)		20,000			(20,000)	—
Common stock cash dividends - $0.38 per share				(66,724)			(66,724)
Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$149,502	$157,894	$161,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,250	12,500	40,500
Depreciation and amortization of premises and equipment	27,605	24,555	25,911
Net amortization of investment security premiums	7,330	5,120	10,002
Deferred income tax expense	13,424	18,523	11,825
Investment securities gains, net	(9,066)	(2,041)	(8,004)
Gains on sales of mortgage loans	(13,264)	(10,063)	(24,609)
Proceeds from sales of mortgage loans held for sale	757,850	654,654	1,424,896
Originations of mortgage loans held for sale	(743,950)	(640,762)	(1,353,739)
Amortization of intangible assets	247	1,259	2,438
Stock-based compensation	5,938	5,865	5,330
Excess tax benefits from stock-based compensation	(201)	(81)	(302)
(Increase) decrease in accrued interest receivable	(949)	2,219	1,749
Loss on redemption of trust preferred securities	5,626	—	—
Increase (decrease) in other assets	(9,931)	(8,803)	37,236
(Decrease) increase in accrued interest payable	(7,321)	2,827	(4,112)
Decrease in other liabilities	(8,128)	(13,294)	(29,344)
Total adjustments	27,460	52,478	139,777
Net cash provided by operating activities	176,962	210,372	301,617
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	66,480	32,227	267,126
Proceeds from maturities and paydowns of securities available for sale	439,533	417,559	637,851
Purchase of securities available for sale	(683,839)	(164,769)	(776,352)
Decrease (increase) in short-term investments	130,567	(174,922)	(3,202)
Net increase in loans	(743,655)	(360,982)	(699,961)
Net purchases of premises and equipment	(27,113)	(24,561)	(24,209)
Net cash used in investing activities	(818,027)	(275,448)	(598,747)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	971,312	722,791	472,439
Net (decrease) increase in time deposits	(206,501)	153,529	(465,416)
Increase (decrease) in short-term borrowings	167,944	(928,910)	390,230
Additions to long-term debt	347,778	262,113	—
Repayments of long-term debt	(539,497)	(6,284)	(10,669)
Net proceeds from issuance of common stock	10,607	8,201	9,936
Excess tax benefits from stock-based compensation	201	81	302
Dividends paid	(65,361)	(64,028)	(46,525)
Acquisition of treasury stock	(50,000)	(175,255)	(90,927)
Deferred accelerated stock repurchase payment	—	(20,000)	—
Net cash provided by (used in) financing activities	636,483	(47,762)	259,370
Net Decrease in Cash and Due From Banks	(4,582)	(112,838)	(37,760)
Cash and Due From Banks at Beginning of Year	105,702	218,540	256,300
Cash and Due From Banks at End of Year	$101,120	$105,702	$218,540
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$91,116	$78,384	$86,607
Income taxes	13,378	16,778	32,605

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Fair Value Option: The Corporation has elected to measure mortgage loans held for sale at fair value. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the heading "Derivative Financial Instruments," below. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is classified in interest income on the consolidated statements of income.
Loans and Revenue Recognition: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale, which are carried at fair value. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method.
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
Troubled Debt Restructurings (TDRs): Loans whose terms are modified are classified as TDRs if the Corporation grants the borrowers concessions and it is determined that those borrowers are experiencing financial difficulty. Concessions, whether negotiated or imposed by bankruptcy, granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a reduction in the interest rate. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.
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
Maintaining an adequate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loan.

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

•
Special Mention: These loans have an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

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
All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2015 and 2014, substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated state certified third-party appraisals for impaired loans secured predominantly by real estate every 12 months.

As of December 31, 2015 and 2014, approximately 69% and 81%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.
When updated appraisals are not obtained for loans evaluated for impairment under FASB ASC Section 310-10-35 that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.

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
The Corporation segments its loan portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, net of unearned income," within Note 4, "Loans and Allowance for Credit Losses." Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

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

•
A loss rate is calculated for each pool through a migration analysis of historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss rate forecast.

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
Other Real Estate Owned (OREO): Assets acquired in settlement of mortgage loan indebtedness are recorded as OREO and are included in other assets on the consolidated balance sheets, initially at the lower of the estimated fair value of the asset, less estimated selling costs, or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in OREO and repossession expense on the consolidated statements of income.
Mortgage Servicing Rights (MSRs): The estimated fair value of MSRs related to residential mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans.
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

Mortgage Banking Derivatives
In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair values during the period recorded in mortgage banking income on the consolidated statements of income.

Interest Rate Swaps
The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments that are recorded at their fair value in other assets and liabilities on the consolidated balance sheets. Changes in fair value during the period are recorded in other non-interest expense on the consolidated statements of income.

Foreign Exchange Contracts
The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. The Corporation offsets its foreign exchange contract exposure with customers by entering into contracts with third-party correspondent financial institutions to mitigate its exposure to fluctuations in foreign currency exchange rates. The Corporation also holds certain amounts of foreign currency with international correspondent banks. The Corporation's policy limits the total net foreign currency open positions, which includes all outstanding contracts and foreign account balances, to $500,000. Gross derivative assets and liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets, with changes in fair values during the period recorded in other service charges and fees on the consolidated statements of income.

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

The Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swap contracts, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign currency exchange contracts in the event of default. For additional details, see "Note 10 - Derivative Financial Instruments."

The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified in short-term borrowings on the consolidated balance sheets, while the securities underlying the repurchase agreements remain classified with investment securities on the consolidated balance sheets. The Corporation has no intention of setting off these amounts, therefore, these repurchase agreements are not eligible for offset.

Income Taxes: The Corporation accounts for income taxes in accordance with FASB ASC Topic 740, "Income Taxes" (ASC Topic 740). Under ASC Topic 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. We consider all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC Topic 740 in determining more-likely-than-not the net deferred tax assets will be realized. In the event the Corporation determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

ASC Topic 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in other liabilities within the consolidated balance sheets at December 31, 2015 and 2014.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options, restricted stock, restricted stock units (RSUs) and performance-based restricted stock units (PSUs) under its Amended and Restated Equity and Cash Incentive Compensation Plan (Employee Equity Plan). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan (ESPP).

The Corporation also grants stock equity awards to non-employee members of its board of directors under the 2011 Directors’ Equity Participation Plan (Directors’ Plan). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock or common stock.

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. The fair value of restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

Equity awards issued under the Employee Equity Plan are generally granted annually and become fully vested over or after a three-year vesting period. The vesting period for non-performance-based awards represents the period during which employees are required to provide service in exchange for such awards. Equity awards under the Directors' Plan generally vest immediately upon grant. Certain events, as defined in the Employee Equity Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards. Restricted stock, RSUs and PSUs earn dividends during the vesting period, which are forfeitable if the awards do not vest.

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

PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.
A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2015	2014	2013
	(in thousands)
Weighted average common shares outstanding (basic)	175,721	186,219	193,334
Impact of common stock equivalents	1,053	962	1,020
Weighted average common shares outstanding (diluted)	176,774	187,181	194,354

In 2015, 2014 and 2013, 1.7 million, 2.8 million and 3.6 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.
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
Goodwill is not amortized to expense, but is tested for impairment at least annually. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment test, the Corporation concluded that there was no impairment in 2015, 2014 or 2013. See "Note 6 - Goodwill and Intangible Assets," for additional details.

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as non-interest expense on the consolidated statements of income.
Variable Interest Entities(VIEs): FASB ASC Topic 810 provides guidance on when to consolidate certain VIEs in the financial statements of the Corporation. VIEs are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. VIEs are assessed for consolidation under ASC Topic 810 when the Corporation holds variable interests in these entities. The Corporation consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has the power to make decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.
The Parent Company owns all of the common stock of three subsidiary trusts, which have issued securities (Trust Preferred Securities) in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities (TruPS). The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The provisions of ASC Topic 810 related to subsidiary trusts, as interpreted by the SEC, disallow consolidation of subsidiary trusts in the financial statements of the Corporation. As a result, TruPS are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the subsidiary trusts, which have the same total balance and rate as the combined equity securities and TruPS issued by the subsidiary trusts, remain in long-term debt. See "Note 9 - Short-Term Borrowings and Long-Term Debt," for additional information.

The Corporation has made certain tax credit investments under various Federal programs that promote investment in low and moderate income housing and local economic development. Tax Credit Investments are amortized under the effective yield method over the life of the Federal income tax credits generated as a result of such investments, generally seven to ten years. As of December 31, 2015 and 2014, the Corporation’s tax credit investments, included in other assets on the consolidated balance sheets, totaled $175.0 million and $155.6 million, respectively. As of December 31, 2015 and 2014, total additional equity commitments to tax credit investments, recognized in other liabilities on the consolidated balance sheets, were approximately $47.6 million, and $41.4 million, respectively. The net income tax benefit associated with these investments, which consists of the amortization of the investments, net of tax benefits, and the income tax credits earned on the investments, and is recorded in income taxes on the consolidated income statements, was $10.4 million, $10.4 million and $10.3 million in 2015, 2014 and 2013, respectively. There were no impairment losses recognized for tax credit investments in 2015, 2014 or 2013. The Corporation’s tax credit investments were not consolidated based on FASB ASC Topic 810 as of December 31, 2015 or 2014.
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

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels. See "Note 18 - Fair Value Measurements," for additional details.

Recently Adopted Accounting Standards: In April 2014, the FASB issued ASC Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASC Update 2014-08 changes the criteria for reporting discontinued operations, including a change in the definition of what constitutes the disposal of a component and additional disclosure requirements. For public business entities, ASC Update 2014-08 was effective for disposals that occur within annual periods beginning after December 15, 2014. For the Corporation, this standards update was effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-08 did not have a material impact on the Corporation's consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." In addition to new disclosure requirements, ASC Update 2014-11 requires that all repurchase-to-maturity transactions be accounted for as secured borrowings rather than as sales of financial assets. Also, all transfers of financial assets executed contemporaneously with a repurchase agreement with the same counterparty must be accounted for separately, the result of which would be the treatment of such transactions as secured borrowings. For public business entities, ASC Update 2014-11 was effective for interim and annual reporting periods beginning after December 15, 2014. For the Corporation, this standards update was effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-11 did not have a material impact on the Corporation’s consolidated financial statements.

In June 2014, the FASB issued ASC Update 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASC Update 2014-12 clarifies guidance related to accounting for share-based payment awards with terms that allow an employee to vest in the award regardless of whether the employee is rendering service on the date a performance target is achieved. ASC Update 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. For public business entities, ASC Update 2014-12 was effective for interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. For the Corporation, this standards update was effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-12 did not have a material impact on the Corporation’s consolidated financial statements.

In August 2014, the FASB issued ASC Update 2014-14, "Receivables - Troubled Debt Restructuring by Creditors." ASC Update 2014-14 clarifies TDR guidance related to the classification and measurement of certain government-sponsored loan guarantee programs upon foreclosure. For public business entities, ASC Update 2014-14 was effective for interim and annual reporting periods beginning after December 15, 2014, with earlier adoption permitted. For the Corporation, this standards update was effective with its March 31, 2015 quarterly report on Form 10-Q. The adoption of ASC Update 2014-14 did not have a material impact on the Corporation’s consolidated financial statements.

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

Recently Issued Accounting Standards: In May 2014, the FASB issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The standard also requires significantly expanded disclosures about revenue recognition. For public business entities, ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted. For the Corporation, this standards update is effective with its March 31, 2018 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements.

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
In November 2014, the FASB issued ASC Update 2014-16, "Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." ASC Update 2014-16 was issued to reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share, such as redeemable convertible preferred stock. ASC Update 2014-16 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share, and is effective for public business entities’ annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with earlier adoption permitted. For the Corporation, this standards update is effective with its March 31, 2016 quarterly report on Form 10-Q. The adoption of ASC Update 2014-16 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In January 2015, the FASB issued ASC Update 2015-01, "Income Statement - Extraordinary and Unusual Items." ASC Update 2015-01 was issued to eliminate the concept of extraordinary items from U.S. GAAP. net of tax, after income from continuing operations. ASC Update 2015-01 amends existing extraordinary items disclosure guidance. Under the amended guidance, reporting entities will no longer separately disclose extraordinary items, net of tax, after income from continuing operations in the income statement. ASC Update 2015-01 is effective for annual reporting periods beginning after December 15, 2015, with earlier adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Corporation intends to adopt this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASC Update 2015-02, "Consolidation: Amendments to the Consolidation Analysis." ASC Update 2015-02 changes the way reporting enterprises evaluate whether: (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASC Update 2015-02 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2016 quarterly report on Form 10-Q, and does not expect the adoption of ASC Update 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASC Update 2015-03, "Interest - Imputation of Interest" and updated ASC Update 2015-03 with the issuance of ASC Update 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," in August of 2015. ASC Update 2015-03 simplifies the presentation of debt issuances costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction to the debt liability, similar to the presentation of debt discounts. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets.

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

In January 2016, the FASB issued ASC Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASC Update 2016-01 provides guidance regarding the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value is elected. ASC Update 2016-01 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2017, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged as the majority of operating leases should remain classified as operating leases and the income from them recognized, generally, on a straight-line basis over the lease term. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities. Early application is permitted. For the Corporation, this standards update is effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements.

Reclassifications: Certain amounts in the 2014 and 2013 consolidated financial statements and notes have been reclassified to conform to the 2015 presentation.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amounts of such reserves as of December 31, 2015 and 2014 were $91.1 million and $97.0 million, respectively.

NOTE 3 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, which were all classified as available for sale, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2015
U.S. Government securities	$—	$—	$—	$—
U.S. Government sponsored agency securities	25,154	35	(53)	25,136
State and municipal securities	256,746	6,019	—	262,765
Corporate debt securities	100,336	2,695	(6,076)	96,955
Collateralized mortgage obligations	835,439	3,042	(16,972)	821,509
Mortgage-backed securities	1,154,935	10,104	(6,204)	1,158,835
Auction rate securities	106,772	—	(8,713)	98,059
Total Debt Securities	2,479,382	21,895	(38,018)	2,463,259
Equity securities	14,677	6,845	(8)	21,514
Total	$2,494,059	$28,740	$(38,026)	$2,484,773

2014
U.S. Government securities	$200	$—	$—	$200
U.S. Government sponsored agency securities	209	5	—	214
State and municipal securities	238,250	7,231	(266)	245,215
Corporate debt securities	99,016	5,126	(6,108)	98,034
Collateralized mortgage obligations	917,395	5,705	(20,787)	902,313
Mortgage-backed securities	914,797	16,978	(2,944)	928,831
Auction rate securities	108,751	—	(7,810)	100,941
Total Debt Securities	2,278,618	35,045	(37,915)	2,275,748
Equity securities	33,469	14,167	(13)	47,623
Total	$2,312,087	$49,212	$(37,928)	$2,323,371

Securities carried at $1.7 billion as of both December 31, 2015 and 2014 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

Equity securities include common stocks of financial institutions (estimated fair value of $20.6 million at December 31, 2015 and $41.8 million at December 31, 2014) and other equity investments (estimated fair value of $914,000 at December 31, 2015 and $5.8 million at December 31, 2014).
As of December 31, 2015, the financial institutions stock portfolio had a cost basis of $13.9 million and an estimated fair value of $20.6 million, including an investment in a single financial institution with a cost basis of $7.4 million and an estimated fair value of $10.2 million. This investment accounted for 49.5% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of December 31, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$75,458	$75,945
Due from one year to five years	85,840	87,877
Due from five years to ten years	124,190	127,103
Due after ten years	203,520	191,990
	489,008	482,915
Collateralized mortgage obligations	835,439	821,509
Mortgage-backed securities	1,154,935	1,158,835
Total	$2,479,382	$2,463,259
The following table presents information related to gross gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other- than- temporary Impairment Losses	Net Gains
	(in thousands)
2015:
Equity securities	$6,496	$(1)	$—	$6,495
Debt securities	2,571	—	—	2,571
Total	$9,067	$(1)	$—	$9,066
2014:
Equity securities	$335	$—	$(12)	$323
Debt securities	2,058	(322)	(18)	1,718
Total	$2,393	$(322)	$(30)	$2,041
2013:
Equity securities	$4,391	$(28)	$(27)	$4,336
Debt securities	3,787	(22)	(97)	3,668
Total	$8,178	$(50)	$(124)	$8,004

The following table presents a summary of other-than-temporary impairment charges recorded as decreases to investment securities gains on the consolidated statements of income, by investment security type. There were no other-than-temporary impairment charges recorded as decreases to investment securities gains in 2015.

	2014	2013
	(in thousands)
Equity securities - financial institution stocks	$12	$27
Pooled trust preferred securities	18	97
Total other-than-temporary impairment charges	$30	$124

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

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at December 31:

	2015	2014	2013
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of year	$(16,242)	$(20,691)	$(23,079)
Additions for credit losses recorded which were not previously recognized as components of earnings	—	(18)	(97)
Reductions for securities sold during the period	4,730	4,460	2,468
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	2	7	17
Balance of cumulative credit losses on debt securities, end of year	$(11,510)	$(16,242)	$(20,691)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2015:

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$9,957	$(53)	$—	$—	$9,957	$(53)
Corporate debt securities	12,892	(97)	33,036	(5,979)	45,928	(6,076)
Collateralized mortgage obligations	166,007	(1,467)	467,778	(15,505)	633,785	(16,972)
Mortgage-backed securities	611,920	(4,783)	63,818	(1,421)	675,738	(6,204)
Auction rate securities	—	—	98,059	(8,713)	98,059	(8,713)
Total debt securities	800,776	(6,400)	662,691	(31,618)	1,463,467	(38,018)
Equity securities	—	—	14	(8)	14	(8)
Total	$800,776	$(6,400)	$662,705	$(31,626)	$1,463,481	$(38,026)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in fair value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation did not consider these investments to be other-than-temporarily impaired as of December 31, 2015.
As of December 31, 2015, all student loan auction rate certificates (ARCs) were current and making scheduled interest payments and were rated above investment grade, with approximately $5.6 million, or 6%, "AAA" rated and $92.5 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. Based on management’s evaluations, ARCs with a fair value of $98.1 million were not subject to any other-than-temporary impairment charges as of December 31, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

For its investments in equity securities, particularly its investments in common stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of December 31, 2015 to be other-than-temporarily impaired.

The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$44,648	$39,106	$47,569	$42,016
Subordinated debt	51,653	53,108	47,530	50,023
Pooled trust preferred securities	—	706	2,010	4,088
Corporate debt securities issued by financial institutions	96,301	92,920	97,109	96,127
Other corporate debt securities	4,035	4,035	1,907	1,907
Available for sale corporate debt securities	$100,336	$96,955	$99,016	$98,034

Single-issuer trust preferred securities had an unrealized loss of $5.5 million as of December 31, 2015. Seven of the 19 single-issuer trust preferred securities held were rated below investment grade by at least one ratings agency, with an amortized cost of $12.5 million and an estimated fair value of $10.7 million as of December 31, 2015. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba." Two single-issuer trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $2.6 million as of December 31, 2015 were not rated by any ratings agency.
Based on management's evaluations, corporate debt securities with a fair value of $97.0 million were not subject to any additional other-than-temporary impairment charges as of December 31, 2015. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2015	2014
	(in thousands)
Real estate – commercial mortgage	$5,462,330	$5,197,155
Commercial – industrial, financial and agricultural	4,088,962	3,725,567
Real estate – home equity	1,684,439	1,736,688
Real estate – residential mortgage	1,376,160	1,377,068
Real estate – construction	799,988	690,601
Consumer	268,588	265,431
Leasing and other	170,914	127,562
Overdrafts	2,737	4,021
Loans, gross of unearned income	13,854,118	13,124,093
Unearned income	(15,516)	(12,377)
Loans, net of unearned income	$13,838,602	$13,111,716

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $191.6 million and $252.6 million as of December 31, 2015 and 2014, respectively. During 2015, additions totaled $12,000 and repayments and other changes in related-party loans totaled $61.0 million.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.8 billion and $4.9 billion as of December 31, 2015 and 2014, respectively.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2015	2014	2013
	(in thousands)
Allowance for loan losses	$169,054	$184,144	$202,780
Reserve for unfunded lending commitments	2,358	1,787	2,137
Allowance for credit losses	$171,412	$185,931	$204,917

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2015	2014	2013
	(in thousands)
Balance at beginning of year	$185,931	$204,917	$225,439
Loans charged off	(32,157)	(44,593)	(80,212)
Recoveries of loans previously charged off	15,388	13,107	19,190
Net loans charged off	(16,769)	(31,486)	(61,022)
Provision for credit losses	2,250	12,500	40,500
Balance at end of year	$171,412	$185,931	$204,917

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31 and loans, net of unearned income, and their related allowance for loan losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated (1)	Total
	(in thousands)
Balance at December 31, 2013	$55,659	$50,330	$28,222	$33,082	$12,649	$3,260	$3,370	$16,208	$202,780
Loans charged off	(6,004)	(24,516)	(5,486)	(2,918)	(1,209)	(2,325)	(2,135)	—	(44,593)
Recoveries of loans previously charged off	1,960	4,256	1,025	451	3,177	1,322	916	—	13,107
Net loans charged off	(4,044)	(20,260)	(4,461)	(2,467)	1,968	(1,003)	(1,219)	—	(31,486)
Provision for loan losses (2)	1,878	21,308	4,510	(1,543)	(4,861)	758	(352)	(8,848)	12,850
Balance at December 31, 2014	53,493	51,378	28,271	29,072	9,756	3,015	1,799	7,360	184,144
Loans charged off	(4,218)	(15,639)	(3,604)	(3,612)	(201)	(2,227)	(2,656)	—	(32,157)
Recoveries of loans previously charged off	2,801	5,264	1,362	1,322	2,824	1,130	685	—	15,388
Net loans charged off	(1,417)	(10,375)	(2,242)	(2,290)	2,623	(1,097)	(1,971)	—	(16,769)
Provision for loan losses (2)	(4,210)	16,095	(3,624)	(5,407)	(5,850)	667	2,640	1,368	1,679
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054

Allowance for loan losses at December 31, 2015
Measured for impairment under FASB ASC Subtopic 450-20	$35,395	$42,515	$14,412	$7,953	$4,134	$2,563	$1,764	$8,728	$117,464
Evaluated for impairment under FASB ASC Section 310-10-35	12,471	14,583	7,993	13,422	2,395	22	704	N/A	51,590
	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans, net of unearned income at December 31, 2015
Measured for impairment under FASB ASC Subtopic 450-20	$5,404,036	$4,040,810	$1,668,673	$1,325,735	$784,002	$268,555	$156,710	N/A	$13,648,521
Evaluated for impairment under FASB ASC Section 310-10-35	58,294	48,152	15,766	50,425	15,986	33	1,425	N/A	190,081
	$5,462,330	$4,088,962	$1,684,439	$1,376,160	$799,988	$268,588	$158,135	N/A	$13,838,602
Allowance for loan losses at December 31, 2014
Measured for impairment under FASB ASC Subtopic 450-20	$36,778	$38,348	$19,047	$10,480	$6,485	$2,980	$1,799	$7,360	$123,277
Evaluated for impairment under FASB ASC Section 310-10-35	16,715	13,030	9,224	18,592	3,271	35	—	N/A	60,867
	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans, net of unearned income at December 31, 2014
Measured for impairment under FASB ASC Subtopic 450-20	$5,133,896	$3,690,561	$1,723,230	$1,325,717	$665,012	$265,393	$119,206	N/A	$12,923,015
Evaluated for impairment under FASB ASC Section 310-10-35	63,259	35,006	13,458	51,351	25,589	38	—	N/A	188,701
	$5,197,155	$3,725,567	$1,736,688	$1,377,068	$690,601	$265,431	$119,206	N/A	$13,111,716

(1)
The unallocated allowance, which was approximately 5% and 4% of the total allowance for credit losses as of December 31, 2015 and December 31, 2014, respectively, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

(2)
For the year ended December 31, 2015, the provision for loan losses excluded a $571,000 increase in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $2.3 million for the year ended December 31, 2015. For the year ended December 31, 2014, the provision for loan losses excluded a $350,000 decrease in the reserve for unfunded lending commitments. The total provision for credit losses, was $12.5 million for the year ended December 31, 2014.

N/A – Not applicable.

Impaired Loans

The following table presents total impaired loans by class segment as of December 31:

	2015			2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,872	$22,596	$—	$25,802	$23,236	$—
Commercial - secured	18,012	13,702	—	17,599	14,582	—
Real estate - residential mortgage	4,790	4,790	—	4,873	4,873	—
Construction - commercial residential	9,916	8,865	—	18,041	14,801	—
Construction - commercial	—	—	—	1,707	1,581	—
	60,590	49,953		68,022	59,073
With a related allowance recorded:
Real estate - commercial mortgage	45,189	35,698	12,471	49,619	40,023	16,715
Commercial - secured	39,659	33,629	14,085	24,824	19,335	12,165
Commercial - unsecured	971	821	498	1,241	1,089	865
Real estate - home equity	20,347	15,766	7,993	19,392	13,458	9,224
Real estate - residential mortgage	55,242	45,635	13,422	56,607	46,478	18,592
Construction - commercial residential	9,949	6,290	2,110	14,007	7,903	2,675
Construction - commercial	820	638	217	1,501	1,023	459
Construction - other	331	193	68	452	281	137
Consumer - indirect	14	14	8	20	19	18
Consumer - direct	19	19	14	19	19	17
Leasing and other and overdrafts	1,658	1,425	704	—	—	—
	174,199	140,128	51,590	167,682	129,628	60,867
Total	$234,789	$190,081	$51,590	$235,704	$188,701	$60,867

As of December 31, 2015 and 2014, there were $50.0 million and $59.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans have been charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans, by class segment, for the years ended December 31:

	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,345	$315	$23,467	$320	$28,603	$489
Commercial - secured	15,654	97	18,928	119	30,299	173
Commercial - unsecured	17	—	—	—	26	—
Real estate - home equity	—	—	180	1	262	1
Real estate - residential mortgage	5,389	124	1,532	31	695	25
Construction - commercial residential	11,685	148	15,421	227	19,847	256
Construction - commercial	915	—	1,907	—	3,480	2
	59,005	684	61,435	698	83,212	946
With a related allowance recorded:
Real estate - commercial mortgage	39,232	475	38,240	524	44,136	706
Commercial - secured	25,660	150	20,991	129	27,919	153
Commercial - unsecured	1,749	6	895	3	1,411	5
Real estate - home equity	13,887	144	13,976	108	14,092	65
Real estate - residential mortgage	46,252	1,041	50,281	1,178	52,251	1,210
Construction - commercial residential	6,455	79	8,723	136	11,219	168
Construction - commercial	931	—	1,900	—	2,468	3
Construction - other	263	—	387	—	523	1
Consumer - indirect	16	1	7	—	1	—
Consumer - direct	17	1	16	1	19	—
Leasing and other and overdrafts	285	—	—	—	11	—
	134,747	1,897	135,416	2,079	154,050	2,311
Total	$193,752	$2,581	$196,851	$2,777	$237,262	$3,257

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the years ended December 31, 2015, 2014 and 2013 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings as of December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	(dollars in thousands)
Real estate - commercial mortgage	$5,204,263	$4,899,016	$102,625	$127,302	$155,442	$170,837	$5,462,330	$5,197,155
Commercial - secured	3,696,692	3,333,486	92,711	120,584	136,710	110,544	3,926,113	3,564,614
Commercial -unsecured	156,742	146,680	2,761	7,463	3,346	6,810	162,849	160,953
Total commercial - industrial, financial and agricultural	3,853,434	3,480,166	95,472	128,047	140,056	117,354	4,088,962	3,725,567
Construction - commercial residential	140,337	136,109	17,154	27,495	21,812	40,066	179,303	203,670
Construction - commercial	552,710	409,631	3,684	12,202	3,597	5,586	559,991	427,419
Total real estate - construction (excluding construction - other)	693,047	545,740	20,838	39,697	25,409	45,652	739,294	631,089
Total	$9,750,744	$8,924,922	$218,935	$295,046	$320,907	$333,843	$10,290,586	$9,553,811

% of Total	94.8%	93.4%	2.1%	3.1%	3.1%	3.5%	100.0%	100.0%

The following table presents delinquency and non-performing status for loans that do not have internal credit risk ratings, by class segment, as of December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2015	2014	2015	2014	2015	2014	2015	2014
	(dollars in thousands)
Real estate - home equity	$1,660,773	$1,711,017	$8,983	$10,931	$14,683	$14,740	$1,684,439	$1,736,688
Real estate - residential mortgage	1,329,371	1,321,139	18,305	26,934	28,484	28,995	1,376,160	1,377,068
Real estate - construction - other	59,997	59,180	88	—	609	332	60,694	59,512
Consumer - direct	94,262	104,018	2,254	2,891	2,203	2,414	98,719	109,323
Consumer - indirect	166,823	153,358	2,809	2,574	237	176	169,869	156,108
Total consumer	261,085	257,376	5,063	5,465	2,440	2,590	268,588	265,431
Leasing and other and overdrafts	155,870	118,550	759	523	1,506	133	158,135	119,206
Total	$3,467,096	$3,467,262	$33,198	$43,853	$47,722	$46,790	$3,548,016	$3,557,905

% of Total	97.7%	97.5%	1.0%	1.2%	1.3%	1.3%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents total non-performing assets as of December 31:

	2015	2014
	(in thousands)
Non-accrual loans	$129,523	$121,080
Loans 90 days or more past due and still accruing	15,291	17,402
Total non-performing loans	144,814	138,482
Other real estate owned	11,099	12,022
Total non-performing assets	$155,913	$150,504

The following table presents past due status and non-accrual loans, by portfolio segment and class segment, as of December 31:

	2015
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,469	$1,312	$439	$40,731	$41,170	$48,951	$5,413,379	$5,462,330
Commercial - secured	5,654	2,615	1,853	41,498	43,351	51,620	3,874,493	3,926,113
Commercial - unsecured	510	83	19	701	720	1,313	161,536	162,849
Total Commercial - industrial, financial and agricultural	6,164	2,698	1,872	42,199	44,071	52,933	4,036,029	4,088,962
Real estate - home equity	6,438	2,545	3,473	11,210	14,683	23,666	1,660,773	1,684,439
Real estate - residential mortgage	15,141	3,164	6,570	21,914	28,484	46,789	1,329,371	1,376,160
Construction - commercial	50	176	—	638	638	864	559,127	559,991
Construction - commercial residential	1,366	494	—	11,213	11,213	13,073	166,230	179,303
Construction - other	88	—	416	193	609	697	59,997	60,694
Total Real estate - construction	1,504	670	416	12,044	12,460	14,634	785,354	799,988
Consumer - direct	1,687	567	2,203	—	2,203	4,457	94,262	98,719
Consumer - indirect	2,308	501	237	—	237	3,046	166,823	169,869
Total Consumer	3,995	1,068	2,440	—	2,440	7,503	261,085	268,588
Leasing and other and overdrafts	483	276	81	1,425	1,506	2,265	155,870	158,135
	$40,194	$11,733	$15,291	$129,523	$144,814	$196,741	$13,641,861	$13,838,602

	2014
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$14,399	$3,677	$800	$44,437	$45,237	$63,313	$5,133,842	$5,197,155
Commercial - secured	4,839	958	610	28,747	29,357	35,154	3,529,460	3,564,614
Commercial - unsecured	395	65	9	1,022	1,031	1,491	159,462	160,953
Total Commercial - industrial, financial and agricultural	5,234	1,023	619	29,769	30,388	36,645	3,688,922	3,725,567
Real estate - home equity	8,048	2,883	4,257	10,483	14,740	25,671	1,711,017	1,736,688
Real estate - residential mortgage	18,789	8,145	8,952	20,043	28,995	55,929	1,321,139	1,377,068
Construction - commercial	—	—	—	2,604	2,604	2,604	424,815	427,419
Construction - commercial residential	160	—	—	13,463	13,463	13,623	190,047	203,670
Construction - other	—	—	51	281	332	332	59,180	59,512
Total Real estate - construction	160	—	51	16,348	16,399	16,559	674,042	690,601
Consumer - direct	2,034	857	2,414	—	2,414	5,305	104,018	109,323
Consumer - indirect	2,156	418	176	—	176	2,750	153,358	156,108
Total Consumer	4,190	1,275	2,590	—	2,590	8,055	257,376	265,431
Leasing and other and overdrafts	357	166	133	—	133	656	118,550	119,206
	$51,177	$17,169	$17,402	$121,080	$138,482	$206,828	$12,904,888	$13,111,716

The following table presents TDRs as of December 31:

	2015	2014
	(in thousands)
Real-estate - residential mortgage	$28,511	$31,308
Real-estate - commercial mortgage	17,563	18,822
Construction - commercial residential	3,942	9,241
Commercial - secured	5,833	5,170
Real estate - home equity	4,556	2,975
Commercial - unsecured	120	67
Consumer - direct	19	19
Consumer - indirect	14	19
Total accruing TDRs	60,558	67,621
Non-accrual TDRs (1)	31,035	24,616
Total TDRs	$91,593	$92,237

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2015 and 2014, there were $5.3 million and $3.9 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs by class segment and type of concession for loans that were modified during the years ended December 31, 2015 and 2014:

	2015		2014
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial – secured:
Extend maturity with rate concession	2	$127	3	$315
Extend maturity without rate concession	9	3,785	8	1,640
Commercial – unsecured:
Extend maturity without rate concession	1	38	—	—
Real estate - commercial mortgage:
Extend maturity with rate concession	5	2,014	1	60
Extend maturity without rate concession	4	639	7	6,781
Real estate - home equity:
Extend maturity with rate concession	2	36	—	—
Extend maturity without rate concession	3	203	—	—
Bankruptcy	52	2,501	30	1,551
Real estate – residential mortgage:
Extend maturity with rate concession	4	750	2	390
Extend maturity without rate concession	3	262	2	210
Bankruptcy	7	2,508	19	1,807
Construction - commercial residential:
Extend maturity without rate concession	1	1,535	3	3,616
Consumer - direct:
Bankruptcy	2	6	7	7
Consumer - indirect:
Bankruptcy	1	12	4	20

Total	96	$14,416	86	$16,397

The following table presents TDRs, by class segment, as of December 31, 2015 and 2014 that were modified during the years ended December 31, 2015 and 2014 and had a post-modification payment default during their respective year of modification. The Corporation defines a payment default as a single missed scheduled payment:

	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	—	$—	2	$1,803
Real estate - commercial mortgage	4	359	2	1,660
Real estate - residential mortgage	4	445	11	1,430
Commercial - secured	8	3,549	4	1,208
Real estate - home equity	13	763	11	961
Consumer - direct	—	—	1	1
Total	29	$5,116	31	$7,063

NOTE 5 – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2015	2014
	(in thousands)
Land	$37,380	$37,667
Buildings and improvements	297,018	287,271
Furniture and equipment	136,029	176,808
Construction in progress	16,585	21,055
	487,012	522,801
Less: Accumulated depreciation and amortization	(261,477)	(296,774)
	$225,535	$226,027

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2015	2014	2013
	(in thousands)
Balance at beginning of year	$530,593	$530,607	$530,656
Other goodwill deductions	—	(14)	(49)
Balance at end of year	$530,593	$530,593	$530,607
All of the Corporation’s reporting units passed the 2015 goodwill impairment test, resulting in no goodwill impairment charges in 2015. One reporting unit, with total allocated goodwill of $167.5 million, had a fair value that exceeded adjusted net book value by less than 5%. The remaining six reporting units, with total allocated goodwill of $363.1 million, had fair values that exceeded net book values by approximately 51% in the aggregate.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the valuation of reporting units.
The following table summarizes intangible assets as of December 31:

	2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in thousands)
Amortizing:
Core deposit	$50,279	$(50,279)	$—	$50,279	$(50,054)	$225
Other	9,123	(9,123)	—	9,123	(9,101)	22
Total amortizing	59,402	(59,402)	—	59,402	(59,155)	247
Non-amortizing	963	—	963	963	—	963
	$60,365	$(59,402)	$963	$60,365	$(59,155)	$1,210

Core deposit intangible assets are amortized using an accelerated method over the estimated remaining life of the acquired core deposits. Other amortizing intangible assets consist primarily of premiums paid on branch acquisitions in prior years that did not qualify for business combinations accounting under FASB ASC Topic 810. As December 31, 2015, all amortizing intangible assets were fully amortized. Amortization expense related to intangible assets totaled $247,000, $1.3 million and $2.4 million in 2015, 2014 and 2013, respectively. No amortization is expected in future years with respect to these intangible assets.

NOTE 7 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of year	$42,148	$42,452
Originations of mortgage servicing rights	6,166	5,047
Amortization expense	(7,370)	(5,351)
Balance at end of year	$40,944	$42,148

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for
MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for estimated prepayments.

The estimated fair value of MSRs were $45.3 million and $46.0 million as of December 31, 2015 and 2014, respectively, which exceeded their book values
Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $7.4 million and $5.4 million in 2015 and 2014, respectively. Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2015 and the estimated remaining lives of the underlying loans, follows (in thousands):

Year
2016	$10,681
2017	9,292
2018	7,774
2019	6,118
2020	4,316

NOTE 8 – DEPOSITS
Deposits consisted of the following as of December 31:

	2015	2014
	(in thousands)
Noninterest-bearing demand	$3,948,114	$3,640,623
Interest-bearing demand	3,451,207	3,150,612
Savings and money market accounts	3,868,046	3,504,820
Time deposits	2,864,950	3,071,451
	$14,132,317	$13,367,506

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.2 billion as of both December 31, 2015 and 2014. Time deposits of $250,000 or more were $359.9 million and $366.7 million as of December 31, 2015 and 2014, respectively. The scheduled maturities of time deposits as of December 31, 2015 were as follows (in thousands):

Year
2016	$1,342,716
2017	508,171
2018	239,480
2019	527,480
2020	163,559
Thereafter	83,544
$2,864,950

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2015, 2014 and 2013 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31,			Maximum Outstanding
	2015	2014	2013	2015	2014	2013
	(in thousands)
Federal funds purchased	$197,235	$6,219	$582,436	$266,338	$577,581	$848,179
Short-term FHLB advances (1)	110,000	70,000	400,000	200,000	600,000	600,000
Customer repurchase agreements	111,496	158,394	175,621	212,509	244,729	215,305
Customer short-term promissory notes	78,932	95,106	100,572	93,176	95,106	115,129
	$497,663	$329,719	$1,258,629

(1) Represents FHLB advances with an original maturity term of less than one year.

As of December 31, 2015, the Corporation had aggregate availability under Federal funds lines of $1.0 billion, with $197.2 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities were pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2015 and 2014, the Corporation had $1.2 billion and $1.1 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2015	2014	2013
	(dollars in thousands)
Amount outstanding as of December 31	$111,496	$158,394	$175,621
Weighted average interest rate as of December 31	0.15%	0.13%	0.12%
Average amount outstanding during the year	$161,093	$197,432	$186,851
Weighted average interest rate during the year	0.10%	0.10%	0.11%

FHLB advances with an original maturity of one year or more and long-term debt included the following as of December 31:

	2015	2014
	(in thousands)
FHLB advances	$587,756	$673,107
Subordinated debt	350,000	300,000
Junior subordinated deferrable interest debentures	16,496	171,136
Unamortized discounts and issuance costs	(4,710)	(4,830)
	$949,542	$1,139,413

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2015 and 2014, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $100.0 million, is secured by equity securities and insurance investments and bears interest at London Interbank Offered Rate (LIBOR) plus 2.00%. The amount that the Corporation is permitted to borrow under this commitment at any given time is subject to a formula based on a percentage of the value of the collateral pledged. Although balances drawn on the line of credit and related interest income and expense are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through October 2022 and carry a weighted average interest rate of 3.9%. As of December 31, 2015, the Corporation had an additional borrowing capacity of approximately $2.6 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

The following table summarizes the scheduled maturities of FHLB advances with an original maturity of one year or more and long-term debt as of December 31, 2015 (in thousands):

Year
2016	$235,937
2017	114,539
2018	—
2019	186,760
2020	142,370
Thereafter	269,936
$949,542

In June 2015, the Corporation issued $150.0 million of ten-year subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of approximately 4.69% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November. In November 2014, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of approximately 4.87% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November. In May 2007, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on May 1, 2017 and carry a fixed rate of 5.75% and an effective rate of approximately 5.96% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November.

On April 1, 2015, $100.0 million of the Corporation's outstanding subordinated debt originally issued in March 2005, with an effective rate of approximately 5.49%, matured and was fully repaid.
As of December 31, 2015, the Parent Company owned all of the common stock of three subsidiary trusts, which have issued TruPS in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The TruPS are redeemable on specified dates, or earlier if certain events arise. In the third quarter of 2015, $150.0 million of TruPS, with a scheduled maturity of February 1, 2036 and an effective rate of approximately 6.52%, were redeemed. As a result of this transaction, the Corporation recorded a $5.6 million loss on redemption, included as a component of non-interest expense. The loss on redemption consisted of $1.8 million of unamortized issuance costs and $2.5 million, net of a $1.3 million tax effect, of unamortized losses on a cash flow hedge recorded in accumulated other comprehensive income.
The following table provides details of the debentures as of December 31, 2015 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	2.88%	$6,186	06/30/34	03/31/16	100.0
Columbia Bancorp Statutory Trust II	Variable	2.40%	4,124	03/15/35	03/15/16	100.0
Columbia Bancorp Statutory Trust III	Variable	2.28%	6,186	06/15/35	03/15/16	100.0
			$16,496

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2015		2014
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$87,781	$1,291	$89,655	$1,391
Negative fair values	267	(16)	301	(6)
Net interest rate locks with customers		1,275		1,385
Forward Commitments
Positive fair values	69,045	205	—	—
Negative fair values	16,193	(24)	93,802	(1,164)
Net forward commitments		181		(1,164)
Interest Rate Swaps with Customers
Positive fair values	846,490	32,915	468,080	19,716
Negative fair values	8,757	(55)	25,418	(198)
Net interest rate swaps with customers		32,860		19,518
Interest Rate Swaps with Dealer Counterparties
Positive fair values	8,757	55	25,418	198
Negative fair values	846,490	(32,915)	468,080	(19,716)
Net interest rate swaps with dealer counterparties		(32,860)		(19,518)
Foreign Exchange Contracts with Customers
Positive fair values	4,897	114	11,616	810
Negative fair values	8,050	(184)	5,250	(441)
Net foreign exchange contracts with customers		(70)		369
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,728	428	5,287	446
Negative fair values	6,899	(147)	13,572	(876)
Net foreign exchange contracts with correspondent banks		281		(430)
Net derivative fair value asset		$1,667		$160

The following table presents the fair value gains and losses on derivative financial instruments for the years ended December 31:

	2015	2014	2013	Statement of Income Classification
	(in thousands)
Interest rate locks with customers	$(110)	$577	$(5,949)	Mortgage banking income
Forward commitments	1,345	(2,422)	1,466	Mortgage banking income
Interest rate swaps with customers	13,342	20,406	(7,978)	Other non-interest expense
Interest rate swaps with counterparties	(13,342)	(20,406)	7,978	Other non-interest expense
Foreign exchange contracts with customers	(439)	688	(108)	Other service charges and fees
Foreign exchange contracts with correspondent banks	711	(880)	507	Other service charges and fees
Net fair value gains (losses) on derivative financial instruments	$1,507	$(2,037)	$(4,084)

The Corporation has elected to record mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2015 and 2014:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value (Loss) Gain	Statement of Income Classification
	(in thousands)
December 31, 2015:
Mortgage loans held for sale	$16,584	$16,886	Loans held for sale	$(140)	Mortgage banking income
December 31, 2014:
Mortgage loans held for sale	17,080	17,522	Loans held for sale	263	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

The fair values of interest rate swap agreements the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements. The following table presents the financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets as of December 31:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2015
Interest rate swap derivative assets	$32,970	$(55)	$—	$32,915
Foreign exchange derivative assets with correspondent banks	428	(147)	—	281
Total	$33,398	$(202)	$—	$33,196

Interest rate swap liabilities	$32,970	$(55)	$(31,130)	$1,785
Foreign exchange derivative liabilities with correspondent banks	147	(147)	—	—
Total	$33,117	$(202)	$(31,130)	$1,785

2014
Interest rate swap derivative assets	$19,914	$(206)	$—	$19,708
Foreign exchange derivative assets with correspondent banks	446	(446)	—	—
Total	$20,360	$(652)	$—	$19,708

Interest rate swap liabilities	$19,914	$(206)	$(19,210)	$498
Foreign exchange derivative liabilities with correspondent banks	876	(446)	(310)	120
Total	$20,790	$(652)	$(19,520)	$618

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

NOTE 11 – REGULATORY MATTERS
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

•
Maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, will be excluded as a component of Tier 1 capital for institutions of the Corporation's size. In July 2015, the previously outstanding trust preferred securities issued by Fulton Capital Trust I were redeemed.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures, resulting in higher risk weights for a variety of asset categories.

When fully phased in on January 1, 2019, the Corporation and its bank subsidiaries will also be required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The required minimum capital conservation buffer began to be phased in incrementally, starting at 0.625%, on January 1, 2016, and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.50% on January 1, 2019. The rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel.
As of December 31, 2015, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
As of December 31, 2015 and 2014, each of the Corporation’s subsidiary banks were well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2015 that management believes have changed the institutions’ categories.

The following table presents the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements for the Corporation and its four significant subsidiaries, Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank with total assets in excess of $1 billion, as of December 31, 2015, under the U.S. Basel III Capital Rules:

	2015
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,997,926	13.2%	$1,214,868	8.0%	N/A	N/A
Fulton Bank, N.A.	1,088,709	12.2	714,734	8.0	$893,418	10.0%
Fulton Bank of New Jersey	373,465	12.6	236,691	8.0	295,864	10.0
The Columbia Bank	211,355	13.7	123,260	8.0	154,075	10.0
Lafayette Ambassador Bank	172,345	14.1	97,792	8.0	122,240	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,544,495	10.2%	$911,151	6.0%	N/A	N/A
Fulton Bank, N.A	1,000,603	11.2	536,051	6.0	$714,734	8.0%
Fulton Bank of New Jersey	336,319	11.4	177,518	6.0	236,691	8.0
The Columbia Bank	192,090	12.5	92,445	6.0	123,260	8.0
Lafayette Ambassador Bank	162,092	13.3	73,344	6.0	97,792	8.0
Common Equity Tier I Capital (to Risk-weighted Assets):
Corporation	$1,541,214	10.2%	$683,363	4.5%	N/A	N/A
Fulton Bank, N.A	956,603	10.7	402,038	4.5	$580,721	6.5%
Fulton Bank of New Jersey	336,319	11.4	133,139	4.5	192,311	6.5
The Columbia Bank	192,090	12.5	69,334	4.5	100,149	6.5
Lafayette Ambassador Bank	162,092	13.3	55,008	4.5	79,456	6.5
Tier I Capital (to Average Assets):
Corporation	$1,544,495	9.0%	$688,500	4.0%	N/A	N/A
Fulton Bank, N.A	1,000,603	10.2	391,783	4.0	$489,729	5.0%
Fulton Bank of New Jersey	336,319	9.5	141,257	4.0	176,572	5.0
The Columbia Bank	192,090	9.7	79,618	4.0	99,523	5.0
Lafayette Ambassador Bank	162,092	11.0	59,152	4.0	73,940	5.0
N/A – Not applicable as "well capitalized" applies to banks only.

The following table presents the Total risk-based, Tier I risk-based and Tier I leverage requirements as of December 31, 2014, under the capital standards in existence prior to the U.S. Basel III Capital Rules:

	2014
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$1,970,569	14.7%	$1,076,013	8.0%	N/A	N/A
Fulton Bank, N.A.	1,065,445	13.2	643,791	8.0	$804,739	10.0%
Fulton Bank of New Jersey	347,235	13.1	211,823	8.0	264,779	10.0
The Columbia Bank	203,109	13.5	119,934	8.0	149,917	10.0
Lafayette Ambassador Bank	167,800	15.9	84,407	8.0	105,508	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,655,853	12.3	$538,007	4.0%	N/A	N/A
Fulton Bank, N.A	977,547	12.1	321,896	4.0	$482,843	6.0%
Fulton Bank of New Jersey	313,843	11.9	105,911	4.0	158,867	6.0
The Columbia Bank	184,331	12.3	59,967	4.0	89,950	6.0
Lafayette Ambassador Bank	154,817	14.7	42,203	4.0	63,305	6.0
Tier I Capital (to Average Assets):
Corporation	$1,655,853	10.0	$663,421	4.0%	N/A	N/A
Fulton Bank, N.A	977,547	10.5	373,288	4.0	$466,610	5.0%
Fulton Bank of New Jersey	313,843	9.4	133,580	4.0	166,975	5.0
The Columbia Bank	184,331	9.4	78,186	4.0	97,733	5.0
Lafayette Ambassador Bank	154,817	10.8	57,132	4.0	71,416	5.0
N/A – Not applicable as "well capitalized" applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and primary regulator and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks was approximately $236 million as of December 31, 2015, based on the subsidiary banks maintaining enough capital to be considered well capitalized under the U.S. Basel III Capital Rules.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.

Regulatory Enforcement Orders

The Corporation and each of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the BSA/AML Compliance Program), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the BSA/AML Requirements). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent (Consent Orders), generally require, among other things, that the Corporation and its bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or its bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

NOTE 12 – INCOME TAXES
The components of the provision for income taxes are as follows:

	2015	2014	2013
	(in thousands)
Current tax expense:
Federal	$34,455	$32,957	$38,573
State	2,042	1,126	687
	36,497	34,083	39,260
Deferred tax expense (benefit):
Federal	12,752	18,523	15,357
State	672	—	(3,532)
	13,424	18,523	11,825
Income tax expense	$49,921	$52,606	$51,085
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt income	(6.0)	(5.4)	(5.2)
Tax Credit Investments	(5.2)	(4.9)	(4.9)
Change in valuation allowance	(0.9)	(0.8)	(2.0)
Bank owned life insurance	(0.6)	(0.5)	(0.5)
State income taxes, net of federal benefit	1.9	1.2	1.1
Executive compensation	0.1	0.1	0.1
Other, net	0.7	(0.3)	0.4
Effective income tax rate	25.0%	24.4%	24.0%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$62,846	$68,407
Postretirement and defined benefit plans	13,070	16,017
Deferred compensation	11,839	12,486
State loss carryforwards	11,170	12,960
Other accrued expenses	7,142	7,335
Other-than-temporary impairment of investments	5,501	8,126
Unrealized holding losses on securities available for sale	3,250	—
Other	10,165	8,433
Total gross deferred tax assets	124,983	133,764
Deferred tax liabilities:
Direct leasing	20,309	12,399
Mortgage servicing rights	14,582	15,004
Acquisition premiums/discounts	8,897	8,200
Premises and equipment	5,955	7,897
Intangible assets	1,614	1,382
Unrealized holding gains on securities available for sale	—	3,949
Other	9,593	7,960
Total gross deferred tax liabilities	60,950	56,791
Net deferred tax asset, before valuation allowance	64,033	76,973
Valuation allowance	(8,359)	(10,187)
Net deferred tax asset	$55,674	$66,786
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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2015 and 2014, the Corporation had state net operating loss carryforwards of approximately $424 million and $451 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2035.

The Corporation has $5.3 million of deferred tax assets resulting from unrealized other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. Other deferred tax assets include $3.4 million related to realized capital losses on sales of investment securities that have not been deducted on tax returns as there were no capital gains available for offset in the current or carryback periods. These losses will begin to expire in 2016. If sufficient capital gains are not realized during this period, some or all of this deferred tax asset may need to be written off through a charge to income tax expense. The Corporation has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties. As such, no valuation allowance for the deferred tax assets related to the realized or unrealized capital losses is considered to be necessary as of December 31, 2015.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2015.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2015	2014	2013
	(in thousands)
Balance at beginning of year	$1,944	$1,651	$1,453
Prior period tax positions	—	188	—
Current period tax positions	492	269	318
Lapse of statute of limitations	(63)	(164)	(120)
Balance at end of year	$2,373	$1,944	$1,651

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will generally occur as a result of accruing for the nonrecognition of the position for the current year. Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on future total unrecognized tax benefits cannot be reasonably estimated, approximately $391,000 is expected to reverse in 2016 due to lapsing of the statute of limitations. Decreases can also occur through the settlement of positions with taxing authorities.
The $188,000 increase for prior period tax positions in 2014 resulted from changes in state case law, which impacted the estimated amount of positions taken in prior years that will ultimately be recognized.
As of December 31, 2015, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $806,000 of federal income tax expense on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $46,000 of interest and penalty expense, net of reversals, in income tax expense related to unrecognized tax positions in 2015. As of December 31, 2015 and 2014, total accrued interest and penalties related to unrecognized tax positions were approximately $531,000 and $485,000, respectively.
The Corporation and its subsidiaries file income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2012.

NOTE 13 – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2015	2014	2013
	(in thousands)
401(k) Retirement Plan	$6,423	$8,643	$11,807
Pension Plan	4,102	1,514	2,477
	$10,525	$10,157	$14,284

The 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. Employee and employer contributions under these features are 100% vested. Prior to January 1, 2015, this plan also included a profit sharing component whereby additional employer contributions not to exceed 5% of each eligible employee’s covered compensation, were provided for certain employees.

Contributions to the Defined Benefit Pension Plan (Pension Plan) are actuarially determined and funded annually, if necessary. The Corporation recognizes the funded status of its Pension Plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income. The Pension Plan has been curtailed, with no additional benefits accruing to participants.

Pension Plan
The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2015	2014	2013
	(in thousands)
Service cost (1)	$579	$367	$202
Interest cost	3,405	3,413	3,087
Expected return on assets	(3,009)	(3,240)	(3,194)
Net amortization and deferral	3,127	974	2,382
Net periodic pension cost	$4,102	$1,514	$2,477

(1)
The Pension Plan was curtailed effective January 1, 2008. Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2015	2014
	(in thousands)
Projected benefit obligation at beginning of year	$93,079	$73,362
Service cost	579	367
Interest cost	3,405	3,413
Benefit payments	(3,904)	(5,164)
Change due to change in assumptions	(7,722)	22,055
Experience gain	(701)	(954)
Projected benefit obligation at end of year	$84,736	$93,079

Fair value of plan assets at beginning of year	$51,730	$55,448
Actual return on assets	(855)	1,446
Benefit payments	(3,904)	(5,164)
Fair value of plan assets at end of year	$46,971	$51,730

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2015	2014
	(in thousands)
Projected benefit obligation	$(84,736)	$(93,079)
Fair value of plan assets	46,971	51,730
Funded status	$(37,765)	$(41,349)
The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Gross of tax	Net of tax
	(in thousands)
Balance as of December 31, 2013	$16,161	$10,505
Recognized as a component of 2014 periodic pension cost	(974)	(633)
Unrecognized losses arising in 2014	22,895	14,882
Balance as of December 31, 2014	38,082	24,754
Recognized as a component of 2015 periodic pension cost	(3,127)	(2,033)
Unrecognized gains arising in 2015	(4,559)	(2,963)
Balance as of December 31, 2015	$30,396	$19,758

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2016 is expected to be $2.4 million.
The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2015	2014	2013
Discount rate-projected benefit obligation	4.25%	3.75%	4.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
As of December 31, 2015 and 2014, the discount rate used was determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.
The 6.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2015 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2015		2014
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$8,269		$8,503
Equity common trust funds	6,350		6,018
Equity securities	14,619	31.1%	14,521	28.1%
Cash and money market funds	8,196		8,957
Fixed income mutual funds	9,578		9,845
Corporate debt securities	3,749		4,971
U.S. Government agency securities	2,881		3,856
Fixed income securities and cash	24,404	52.0%	27,629	53.4%
Other alternative investment funds	7,948	16.9%	9,580	18.5%
	$46,971	100.0%	$51,730	100.0%

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
Estimated future benefit payments are as follows (in thousands):

Year
2016	$3,125
2017	3,367
2018	3,727
2019	3,838
2020	4,227
2021 – 2025	23,903
$42,187

Postretirement Benefits
The Corporation provides medical benefits and life insurance benefits under a postretirement benefits plan (Postretirement Plan) to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Prior to February 1, 2014, certain full-time employees became eligible for these discretionary benefits if they reached retirement age while working for the Corporation. The Corporation recognizes the funded status of the postretirement plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income.

Effective February 1, 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million curtailment gain as a reduction to salaries and employee benefits expense in 2014. The curtailment gain resulted from the recognition of the remaining pre-curtailment prior service cost as of December 31, 2013. In addition, this amendment resulted in a $3.4 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.

In 2015, the Corporation amended the postretirement plan to eliminate a death benefit provision and to fix the cost of health insurance premiums paid for by each participant. This amendment resulted in a $2.5 million decrease in the postretirement benefit obligation that will be amortized to income over the estimated average remaining life of plan participants, or approximately 14 years.

The components of the expense for postretirement benefits other than pensions are as follows:

	2015	2014	2013
	(in thousands)
Service cost	$—	$15	$228
Interest cost	206	206	322
Expected return on plan assets	—	—	(1)
Net amortization and deferral	(258)	(347)	(363)
Net postretirement benefit cost	$(52)	$(126)	$186

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2015	2014
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$5,552	$8,169
Service cost	—	15
Interest cost	206	206
Benefit payments	(251)	(209)
Experience gain	189	(532)
Change due to change in assumptions	(2,821)	1,261
Effect of curtailment	—	(3,358)
Accumulated postretirement benefit obligation at end of year	$2,875	$5,552

Fair value of plan assets at beginning of year	$8	$23
Employer contributions	258	194
Benefit payments	(251)	(209)
Fair value of plan assets at end of year	$15	$8

The following table presents the funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31:

	2015	2014
	(in thousands)
Accumulated postretirement benefit obligation	$(2,875)	$(5,552)
Fair value of plan assets	15	8
Funded status	$(2,860)	$(5,544)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2013	$(1,484)	$(1,137)	$(2,621)	$(1,704)
Recognized as a component of 2014 postretirement benefit cost, prior to curtailment	32	10	42	26
Unrecognized gains arising in 2014, prior to curtailment	—	(313)	(313)	(203)
Curtailment gain	1,452	—	1,452	944
Recognized as a component of 2014 postretirement benefit cost, after curtailment	235	70	305	199
Unrecognized gains arising in 2014, after curtailment	(3,358)	1,034	(2,324)	(1,511)
Balance as of December 31, 2014	(3,123)	(336)	(3,459)	(2,249)
Recognized as a component of 2015 postretirement benefit cost	258	—	258	168
Unrecognized gains arising in 2015	(2,469)	(172)	(2,641)	(1,717)
Balance as of December 31, 2015	$(5,334)	$(508)	$(5,842)	$(3,798)
For measuring the postretirement benefit obligation, the annual increase in the per capita cost of health care benefits was assumed to be 6.5% in year one, declining to an ultimate rate of 6.0% by year two. Assuming a 1.0% increase in the health care cost trend rate above the assumed annual increase, the accumulated postretirement benefit obligation would increase by approximately $385,000 and the current period expense would increase by approximately $15,000. Conversely, a 1.0% decrease in the health care cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $340,000 and the current period expense by approximately $15,000.
The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2015	2014	2013
Discount rate-projected benefit obligation	4.25%	3.75%	4.75%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
As of December 31, 2015 and 2014, the discount rate used to calculate the accumulated postretirement benefit obligation was determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2016	$342
2017	317
2018	296
2019	275
2020	255
2021 – 2025	995
$2,480

NOTE 14 – SHAREHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2015:
Unrealized loss on securities	$(11,872)	$4,155	$(7,717)
Reclassification adjustment for securities gains included in net income (1)	(9,066)	3,174	(5,892)
Reclassification adjustment for loss on derivative financial instruments included in net income (2)	3,778	(1,322)	2,456
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	368	(129)	239
Unrealized gain on derivative financial instruments	115	(40)	75
Unrecognized pension and postretirement cost	7,200	(2,520)	4,680
Amortization of net unrecognized pension and postretirement income (3)	2,869	(1,005)	1,864
Total Other Comprehensive Loss	$(6,608)	$2,313	$(4,295)
2014:
Unrealized gain on securities	$51,901	$(18,167)	$33,734
Reclassification adjustment for securities gains included in net income (1)	(2,041)	714	(1,327)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	1,200	(420)	780
Unrealized gain on derivative financial instruments	209	(73)	136
Reclass adjustment for postretirement plan gain included in net income (3)	(1,452)	508	(944)
Unrecognized pension and postretirement income	(20,258)	7,090	(13,168)
Amortization of net unrecognized pension and postretirement income (3)	627	(219)	408
Total Other Comprehensive Income	$30,186	$(10,567)	$19,619
2013:
Unrealized loss on securities	$(76,319)	$26,712	$(49,607)
Reclassification adjustment for securities gains included in net income (1)	(8,004)	2,801	(5,203)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	3,042	(1,065)	1,977
Unrealized gain on derivative financial instruments	209	(73)	136
Unrecognized pension and postretirement cost	12,875	(4,506)	8,369
Amortization of net unrecognized pension and postretirement income (3)	$2,019	$(707)	$1,312
Total Other Comprehensive Loss	$(66,178)	$23,162	$(43,016)

(1)
Amounts reclassified out of accumulated other comprehensive loss. Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See "Note 3 - Investment Securities," for additional details.

(2)
Amount reclassified out of accumulated other comprehensive loss. Before-tax amount included in "Loss on redemption of trust preferred securities" on the consolidated statements of income. See "Note 9 - Short-Term Borrowings and Long-Term Debt," for additional details.

(3)
Amounts reclassified out of accumulated other comprehensive loss. Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See "Note 13 - Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Cost)	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Total
	(in thousands)
Balance as of December 31, 2012	$26,362	$613	$(18,482)	$(2,818)	$5,675
Other comprehensive income (loss) before reclassifications	(49,607)	1,977	8,369	—	(39,261)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,265)	(938)	1,312	136	(3,755)
Balance as of December 31, 2013	(27,510)	1,652	(8,801)	(2,682)	(37,341)
Other comprehensive income (loss) before reclassifications	33,734	780	(14,112)	—	20,402
Amounts reclassified from accumulated other comprehensive income (loss)	(244)	(1,083)	408	136	(783)
Balance as of December 31, 2014	5,980	1,349	(22,505)	(2,546)	(17,722)
Other comprehensive income (loss) before reclassifications	(7,717)	239	4,680	—	(2,798)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,762)	(1,130)	1,864	75	(3,953)
Reclassification adjustment for loss on derivative financial instruments	—	—	—	2,456	2,456
Balance as of December 31, 2015	$(6,499)	$458	$(15,961)	$(15)	$(22,017)

Common Stock Repurchase Plans
In 2013 and 2014, the Corporation repurchased outstanding shares of its common stock under various repurchase programs approved by its board of directors. In 2013, 8.0 million shares were repurchased for $90.9 million or an average cost of $11.37 per share. In 2014, 8.0 million shares were repurchased for $95.2 million, or an average cost of $11.91 per share.

In addition to the repurchases discussed above, in November 2014, the Corporation entered into an accelerated share repurchase agreement (ASR) with a third party to repurchase $100 million of shares of its common stock. Under the terms of the ASR, the Corporation paid $100 million to the third party in November 2014 and received an initial delivery of 6.5 million shares, representing 80% of the shares expected to be delivered under the ASR, based on the closing price for the Corporation’s shares on November 13, 2014. In April 2015, the third party delivered an additional 1.8 million shares of common stock pursuant to the terms of the ASR, thereby completing the $100.0 million ASR. The Corporation repurchased a total of 8.3 million shares of common stock under the ASR at an average price of $12.05 per share.

In April 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2015. During 2015, the Corporation repurchased approximately 4.0 million shares under this program for a total cost of $50.0 million, or $12.57 per share, completing this program.

In October 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2016. Repurchased shares will be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. No shares were repurchased under this program as of December 31, 2015.

NOTE 15 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2015	2014	2013
	(in thousands)
Compensation expense	$5,938	$5,865	$5,330
Tax benefit	(2,011)	(1,608)	(1,475)
Stock-based compensation, net of tax	$3,927	$4,257	$3,855

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory federal tax rate. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock. No non-qualified stock options were granted in 2015 and 2014 and 50,000 non-qualified stock options were granted in 2013.
The following table presents compensation expense and related tax benefits for restricted stock awards, RSUs and PSUs recognized in the consolidated statements of income, and included as a component of total stock-based compensation in the preceding table:

	2015	2014	2013
	(in thousands)
Compensation expense	$4,646	$4,345	$3,705
Tax benefit	(1,626)	(1,510)	(1,297)
Restricted stock compensation, net of tax	$3,020	$2,835	$2,408
The following table provides information about stock option activity for the year ended December 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	4,302,464	$12.89
Exercised	(490,151)	10.21
Forfeited	(83,878)	14.09
Expired	(748,348)	16.80
Outstanding as of December 31, 2015	2,980,087	$12.31	4.1 years	$4.6
Exercisable as of December 31, 2015	2,630,235	$12.34	3.6 years	$4.3

The following table provides information about nonvested stock options, restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2015:

	Nonvested Stock Options		Restricted Stock/RSUs/PSUs
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2014	755,964	$2.68	1,063,087	$11.83
Granted	—	—	581,719	12.04
Vested	(393,862)	2.56	(250,807)	10.48
Forfeited	(12,250)	2.77	(5,610)	12.05
Nonvested as of December 31, 2015	349,852	$2.82	1,388,389	$12.16

As of December 31, 2015, there was $7.8 million of total unrecognized compensation cost related to nonvested stock options, restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2015, the Employee Equity Plan had 11.5 million shares reserved for future grants through 2023, and the Directors’ Plan had 396,000 shares reserved for future grants through 2021.

The following table presents information about stock options exercised:

	2015	2014	2013
	(dollars in thousands)
Number of options exercised	490,151	215,047	451,102
Total intrinsic value of options exercised	$1,442	$568	$1,612
Cash received from options exercised	$4,936	$2,068	$3,650
Tax deduction realized from options exercised	$1,389	$530	$1,416

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of stock option awards under the Employee Equity Plan was estimated on the grant date using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the table below. No options were granted in 2015 under the Employee Equity Plan.

	2014	2013
Risk-free interest rate	2.44%	1.27%
Volatility of Corporation’s stock	28.05%	27.64%
Expected dividend yield	2.36%	2.48%
Expected life of options	7 Years	7 Years

The expected life of the options was estimated based on historical activity. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the options. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the options on the date of the grant.
Based on the assumptions above, the Corporation calculated an estimated fair value per option of $3.14 and $2.49 for options granted in 2014 and 2013, respectively. The Corporation granted 288,626 options in 2014 and 617,869 options in 2013.
The fair value of certain PSUs with market-based performance conditions granted in 2015 under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

Risk-free interest rate	0.86%
Volatility of Corporation’s stock	20.08%
Expected life of PSUs	3 Years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU granted in 2015 of $10.66.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2015	2014	2013
ESPP shares purchased	121,890	132,640	141,608
Average purchase price per share (85% of market value)	$10.86	$10.31	$10.02
Compensation expense recognized (in thousands)	$234	$241	$251

NOTE 16 – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2035. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.1 million in 2015, $18.1 million in 2014 and $19.0 million in 2013.

Future minimum payments as of December 31, 2015 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2016	$16,325
2017	15,487
2018	13,046
2019	10,995
2020	9,836
Thereafter	46,819
$112,508

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Commitments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, equipment and income producing commercial properties. The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in these commitments. See "Note 4 - Loans and Allowance for Credit Losses," for additional information.

Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commercial letters of credit are conditional commitments issued to facilitate foreign and domestic trade transactions for customers. The credit risk involved in issuing letters of credit is similar to that involved in extending loan facilities. These obligations are underwritten consistently with commercial lending standards. The maximum exposure to loss for standby and commercial letters of credit is equal to the contractual (or notional) amount of the instruments.

The following table presents commitments to extend credit and letters of credit:

	2015	2014
	(in thousands)
Commercial and other	$3,518,960	$2,972,105
Home equity	1,300,062	1,291,596
Commercial mortgage and construction	965,116	558,662
Total commitments to extend credit	$5,784,138	$4,822,363

Standby letters of credit	$374,729	$382,465
Commercial letters of credit	39,529	32,304
Total letters of credit	$414,258	$414,769

During 2015, the Corporation began disclosing available overdraft protection limits to its depositors that are enrolled in overdraft protection. The aggregate of these limits totaled approximately $330.6 million as of December 31, 2015 and are included in the $5.8 billion of commitments to extend credit as of December 31, 2015.

During 2015, the Corporation revised the comparative December 31, 2014 disclosure for commitments to extend credit as follows: commercial and other from $2.7 billion to $3.0 billion, commercial mortgage and construction from $351.4 million to $558.7 million and total commitments to extend credit from $4.4 billion to $4.8 billion. The Corporation assessed the materiality of these corrections of an error and concluded, based on qualitative and quantitative considerations, that the adjustments are not material to the financial statements as a whole.

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

The Corporation provides customary representations and warranties to government sponsored agencies and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored agency or investor. The Corporation may be required to repurchase a loan or reimburse the government sponsored agency or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of December 31, 2015 and 2014, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program (MPF Program). No loans were sold under this program in 2015, 2014 or 2013. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of December 31, 2015, the unpaid principal balance of loans sold under the MPF Program was approximately $126 million. As of December 31, 2015 and 2014, the reserves for estimated credit losses related to loans sold under the MPF Program were $1.8 million and $2.3 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit loss methodology for residential mortgage loans.

As of December 31, 2015 and 2014, the reserve for losses on residential mortgage loans sold was $2.6 million and $3.2 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of December 31, 2015 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

During the second quarter of 2015, Fulton Bank, N.A. (the Bank), the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the Department) indicating that the Department had initiated an investigation regarding potential violations of fair lending laws by the Bank in certain of its geographies. The Bank is cooperating with the Department and responding to the Department’s requests for information. Although the Corporation is not able to predict the outcome of the Department’s investigation, it could result in legal proceedings the resolution of which could potentially involve a settlement, fines or other remedial actions.

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending proceedings will not have a material adverse effect on the financial position of the Corporation. However, legal proceedings are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Corporation's results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period. See also, "Note 11 - Regulatory Matters," under the sub-heading "Regulatory Enforcement Orders."

NOTE 18 – FAIR VALUE MEASUREMENTS
All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized based on the method of their fair value determination.
The following tables summarizes the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets as of December 31:

	2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$16,886	$—	$16,886
Available for sale investment securities:
Equity securities	21,514	—	—	21,514
U.S. Government sponsored agency securities	—	25,136	—	25,136
State and municipal securities	—	262,765	—	262,765
Corporate debt securities	—	93,619	3,336	96,955
Collateralized mortgage obligations	—	821,509	—	821,509
Mortgage-backed securities	—	1,158,835	—	1,158,835
Auction rate securities	—	—	98,059	98,059
Total available for sale investment securities	21,514	2,361,864	101,395	2,484,773
Other assets	16,129	34,465	—	50,594
Total assets	$37,643	$2,413,215	$101,395	$2,552,253
Other liabilities	$15,914	$33,010	$—	$48,924

	2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$17,522	$—	$17,522
Available for sale investment securities:
Equity securities	47,623	—	—	47,623
U.S. Government securities	—	200	—	200
U.S. Government sponsored agency securities	—	214	—	214
State and municipal securities	—	245,215	—	245,215
Corporate debt securities	—	90,126	7,908	98,034
Collateralized mortgage obligations	—	902,313	—	902,313
Mortgage-backed securities	—	928,831	—	928,831
Auction rate securities	—	—	100,941	100,941
Total available for sale investment securities	47,623	2,166,899	108,849	2,323,371
Other assets	17,682	21,305	—	38,987
Total assets	$65,305	$2,205,726	$108,849	$2,379,880
Other liabilities	$17,737	$21,084	$—	$38,821
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2015 and December 31, 2014 were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of stocks of financial institutions ($20.6 million at December 31, 2015 and $41.8 million at December 31, 2014) and other equity investments ($914,000 at December 31, 2015 and $5.8 million at December 31, 2014). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($53.1 million at December 31, 2015 and $50.0 million at December 31, 2014), single-issuer trust preferred securities issued by financial institutions ($39.1 million at December 31, 2015 and $42.0 million at December 31, 2014), pooled trust preferred securities issued by financial institutions ($706,000 at December 31, 2015 and $4.1 million at December 31, 2014) and other corporate debt issued by non-financial institutions ($4.0 million at December 31, 2015 and $1.9 million at December 31, 2014).

Level 2 investments include subordinated debt, other corporate debt issued by non-financial institutions and $36.5 million and $38.2 million of single-issuer trust preferred securities held at December 31, 2015 and 2014, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation's investments in pooled trust preferred securities ($706,000 at December 31, 2015 and $4.1 million at December 31, 2014) and certain single-issuer trust preferred securities ($2.6 million at December 31, 2015 and $3.8 million at December 31, 2014). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($15.6 million at December 31, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($547,000 at December 31, 2015 and $1.3 million at December 31, 2014). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.5 million at December 31, 2015 and $1.4 million at December 31, 2014) and the fair value of interest rate swaps ($33.0 million at December 31, 2015 and $19.9 million at December 31, 2014). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 10 - Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($15.6 million at December 31, 2015 and $16.4 million at December 31, 2014) and the fair value of foreign currency exchange contracts ($331,000 at December 31, 2015 and $1.3 million at December 31, 2014). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets," above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($40,000 at December 31, 2015 and $1.2 million at December 31, 2014) and the fair value of interest rate swaps ($33.0 million at December 31, 2015 and $19.9 million at December 31, 2014). The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Other assets" above.

The following table presents the changes in available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance as of December 31, 2013	$5,306	$3,781	$159,274
Realized adjustments to fair value (1)	(18)	—	—
Unrealized adjustments to fair value (2)	923	32	3,970
Sales	(1,888)	—	(11,912)
Settlements - calls	(239)	—	(51,212)
Discount accretion (3)	4	7	821
Balance as of December 31, 2014	4,088	3,820	100,941
Sales	(3,633)	—	—
Unrealized adjustments to fair value (2)	366	(230)	(903)
Settlements - calls	(117)	(970)	(2,446)
Discount accretion (3)	2	10	467
Balance as of December 31, 2015	$706	$2,630	$98,059

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

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation's financial assets measured at fair value on a nonrecurring basis and reported on the consolidated balance sheets at December 31:

	2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,491	$138,491
Other financial assets	—	—	52,043	52,043
Total assets	$—	$—	$190,534	$190,534

	2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$127,834	$127,834
Other financial assets	—	—	54,170	54,170
Total assets	$—	$—	$182,004	$182,004

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans – This category consists of loans that were evaluated for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

•
Other financial assets – This category includes OREO ($11.1 million at December 31, 2015 and $12.0 million at December 31, 2014) and MSRs ($40.9 million at December 31, 2015 and $42.1 million at December 31, 2014), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation, prepared by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2015 valuation were 11.2% and 9.6%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2015 and 2014. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2015		2014
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$101,120	$101,120	$105,702	$105,702
Interest-bearing deposits with other banks	230,300	230,300	358,130	358,130
Federal Reserve Bank and FHLB stock	62,216	62,216	64,953	64,953
Loans held for sale (1)	16,886	16,886	17,522	17,522
Securities available for sale (1)	2,484,773	2,484,773	2,323,371	2,323,371
Loans, net of unearned income (1)	13,838,602	13,709,957	13,111,716	13,030,543
Accrued interest receivable	42,767	42,767	41,818	41,818
Other financial assets (1)	166,920	166,920	169,764	169,764
FINANCIAL LIABILITIES
Demand and savings deposits	$11,267,367	$11,267,367	$10,296,055	$10,296,055
Time deposits	2,864,950	2,862,868	3,071,451	3,069,883
Short-term borrowings	497,663	497,663	329,719	329,719
Accrued interest payable	10,724	10,724	18,045	18,045
Other financial liabilities (1)	190,927	190,927	172,786	172,786
FHLB advances and long-term debt	949,542	959,315	1,139,413	1,142,980

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
The following instruments are predominantly short-term:

Assets	Liabilities
Cash and due from banks	Demand and savings deposits
Interest-bearing deposits with other banks	Short-term borrowings
Accrued interest receivable	Accrued interest payable

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

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31			December 31
	2015	2014		2015	2014
ASSETS			LIABILITIES AND EQUITY
Cash	$—	$137	Long-term debt	$361,504	$465,936
Other assets	4,337	10,053	Payable to non-bank subsidiaries	188,087	84,676
Receivable from subsidiaries	29,249	29,120	Other liabilities	77,263	81,682
			Total Liabilities	626,854	632,294
Investments in:
Bank subsidiaries	2,226,975	2,174,786
Non-bank subsidiaries	408,187	414,863	Shareholders’ equity	2,041,894	1,996,665
Total Assets	$2,668,748	$2,628,959	Total Liabilities and Shareholders’ Equity	$2,668,748	$2,628,959

CONDENSED STATEMENTS OF INCOME

	2015	2014	2013
	(in thousands)
Income:
Dividends from subsidiaries	$114,000	$139,150	$114,438
Other (1)	141,241	120,543	106,297
	255,241	259,693	220,735
Expenses	176,457	152,243	138,164
Income before income taxes and equity in undistributed net income of subsidiaries	78,784	107,450	82,571
Income tax benefit	(11,834)	(10,549)	(10,744)
	90,618	117,999	93,315
Equity in undistributed net income (loss) of:
Bank subsidiaries	60,806	33,134	56,552
Non-bank subsidiaries	(1,922)	6,761	11,973
Net Income	$149,502	$157,894	$161,840
(1) Consists primarily of management fees received from subsidiary banks.

CONDENSED STATEMENTS OF CASH FLOWS

	2015	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$149,502	$157,894	$161,840
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,938	5,865	5,330
Excess tax benefits from stock-based compensation	(201)	(81)	(302)
Decrease (increase) in other assets	2,806	(7,120)	1,893
Equity in undistributed net income of subsidiaries	(58,884)	(39,895)	(68,525)
Loss on redemption of trust preferred securities	5,626	—	—
Increase in other liabilities and payable to non-bank subsidiaries	106,490	37,354	26,946
Total adjustments	61,775	(3,877)	(34,658)
Net cash provided by operating activities	211,277	154,017	127,182
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of long-term debt	(254,640)	—	—
Additions to long-term debt	147,779	97,113	—
Net proceeds from issuance of common stock	10,607	8,201	9,936
Excess tax benefits from stock-based compensation	201	81	302
Dividends paid	(65,361)	(64,028)	(46,525)
Acquisition of treasury stock	(50,000)	(175,255)	(90,927)
Deferred accelerated stock repurchase payment	—	(20,000)	—
Net cash used in financing activities	(211,414)	(153,888)	(127,214)
Net (Decrease) Increase in Cash and Cash Equivalents	(137)	129	(32)
Cash and Cash Equivalents at Beginning of Year	137	8	40
Cash and Cash Equivalents at End of Year	$—	$137	$8

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2015, the company’s internal control over financial reporting is effective based on those criteria.

/s/ E. PHILIP WENGER
E. Philip Wenger Chairman, Chief Executive Officer and President

/s/ PATRICK S. BARRETT
Patrick S. Barrett Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 26, 2016

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
2015
Interest income	$145,772	$144,229	$146,228	$147,560
Interest expense	22,191	21,309	20,534	19,761
Net interest income	123,581	122,920	125,694	127,799
Provision for credit losses	(3,700)	2,200	1,000	2,750
Non-interest income	44,737	46,489	44,774	45,839
Non-interest expenses	118,478	118,354	124,889	118,439
Income before income taxes	53,540	48,855	44,579	52,449
Income tax expense	13,504	12,175	10,328	13,914
Net income	$40,036	$36,680	$34,251	$38,535
Per share data:
Net income (basic)	$0.22	$0.21	$0.20	$0.22
Net income (diluted)	0.22	0.21	0.20	0.22
Cash dividends	0.09	0.09	0.09	0.11
2014
Interest income	$148,792	$147,902	$149,790	$149,594
Interest expense	19,227	20,004	20,424	21,556
Net interest income	129,565	127,898	129,366	128,038
Provision for credit losses	2,500	3,500	3,500	3,000
Non-interest income	38,506	44,872	41,900	42,101
Non-interest expenses	109,554	116,174	115,798	117,720
Income before income taxes	56,017	53,096	51,968	49,419
Income tax expense	14,234	13,500	13,402	11,470
Net income	$41,783	$39,596	$38,566	$37,949
Per share data:
Net income (basic)	$0.22	$0.21	$0.21	$0.21
Net income (diluted)	0.22	0.21	0.21	0.21
Cash dividends	0.08	0.08	0.08	0.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2016 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2016 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2016 Proxy Statement, and the information appearing in "Note 4 - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2015 and 2014.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2015, 2014 and 2013.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2015, 2014 and 2013.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
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

4.2
An Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 12, 2014.

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

10.3
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.4
Employment Agreement between Fulton Financial Corporation and Meg R. Mueller dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.5
Employment Agreement between Fulton Financial Corporation and Curtis J. Myers dated July 1, 2013 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.6
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

10.10
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 19, 2013.

10.11
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 26, 2014.

10.12	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – filed herewith.
10.13
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

10.14	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 24, 2011.
10.15
Form of Restricted Stock Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

10.16
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2014.

10.17
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 26, 2016	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ PATRICK S. BARRETT	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Patrick S. Barrett

/S/ LISA CRUTCHFIELD	Director	February 26, 2016
Lisa Crutchfield

/S/ MICHAEL J. DEPORTER	Executive Vice President and Controller (Principal Accounting Officer)	February 26, 2016
Michael J. DePorter

/S/ DENISE L. DEVINE	Director	February 26, 2016
Denise L. Devine

/S/ PATRICK J. FREER	Director	February 26, 2016
Patrick J. Freer

/S/ GEORGE W. HODGES	Director	February 26, 2016
George W. Hodges

/S/ ALBERT MORRISON	Director	February 26, 2016
Albert Morrison, III

/S/ JAMES R. MOXLEY	Director	February 26, 2016
James R. Moxley, III

Signature	Capacity	Date

/S/ R. SCOTT SMITH, JR.	Director	February 26, 2016
R. Scott Smith, Jr.

/S/ RONALD H. SPAIR	Director	February 26, 2016
Ronald H. Spair

/S/ MARK F. STRAUSS	Director	February 26, 2016
Mark F. Strauss

/S/ ERNEST J. WATERS	Director	February 26, 2016
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2016
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

4.2
An Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 12, 2014.

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

10.3
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated October 22, 2012.

10.4
Employment Agreement between Fulton Financial Corporation and Meg R. Mueller dated July 1, 2013 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.5
Employment Agreement between Fulton Financial Corporation and Curtis J. Myers dated July 1, 2013 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 21, 2013.

10.6
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

10.10
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated June 19, 2013.

10.11
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 26, 2014.

10.12	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – filed herewith.
10.13
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

10.14	Fulton Financial Corporation Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, March 24, 2011.
10.15
Form of Restricted Stock Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q dated August 8, 2011.

10.16
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2 of the Fulton Financial Corporation Current Report on Form 8-K dated March 18, 2014.

10.17
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.