Form 10-Q
period 2016-03-31
FULTON FINANCIAL CORP
filed 2016-05-05
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016, or

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
Common Stock, $2.50 Par Value –173,466,000 shares outstanding as of April 29, 2016.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2016

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$83,479	$101,120
Interest-bearing deposits with other banks	346,582	230,300
Federal Reserve Bank and Federal Home Loan Bank stock	61,478	62,216
Loans held for sale	19,719	16,886
Available for sale investment securities	2,516,205	2,484,773
Loans, net of unearned income	13,870,701	13,838,602
Less: Allowance for loan losses	(163,841)	(169,054)
Net Loans	13,706,860	13,669,548
Premises and equipment	228,057	225,535
Accrued interest receivable	44,379	42,767
Goodwill and intangible assets	531,556	531,556
Other assets	583,939	550,017
Total Assets	$18,122,254	$17,914,718
LIABILITIES
Deposits:
Noninterest-bearing	$4,134,861	$3,948,114
Interest-bearing	10,269,419	10,184,203
Total Deposits	14,404,280	14,132,317
Short-term borrowings:
Federal funds purchased	32,645	197,235
Other short-term borrowings	320,238	300,428
Total Short-Term Borrowings	352,883	497,663
Accrued interest payable	13,567	10,724
Other liabilities	312,561	282,578
Federal Home Loan Bank advances and long-term debt	965,654	949,542
Total Liabilities	16,048,945	15,872,824
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 218.9 million shares issued in 2016 and 2015	547,262	547,141
Additional paid-in capital	1,452,471	1,450,690
Retained earnings	664,236	641,588
Accumulated other comprehensive loss	(5,137)	(22,017)
Treasury stock, at cost, 45.5 million shares in 2016 and 44.7 million shares in 2015	(585,523)	(575,508)
Total Shareholders’ Equity	2,073,309	2,041,894
Total Liabilities and Shareholders’ Equity	$18,122,254	$17,914,718

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2016	2015
INTEREST INCOME
Loans, including fees	$134,079	$129,777
Investment securities:
Taxable	12,003	11,282
Tax-exempt	2,040	2,087
Dividends	160	348
Loans held for sale	131	173
Other interest income	898	2,105
Total Interest Income	149,311	145,772
INTEREST EXPENSE
Deposits	10,727	9,823
Short-term borrowings	268	77
Long-term debt	9,262	12,291
Total Interest Expense	20,257	22,191
Net Interest Income	129,054	123,581
Provision for credit losses	1,530	(3,700)
Net Interest Income After Provision for Credit Losses	127,524	127,281
NON-INTEREST INCOME
Service charges on deposit accounts	12,558	11,569
Investment management and trust services	10,988	10,889
Other service charges and fees	10,750	9,363
Mortgage banking income	4,030	4,688
Net gains on sales of investment securities	947	4,145
Other	3,864	4,083
Total Non-Interest Income	43,137	44,737
NON-INTEREST EXPENSE
Salaries and employee benefits	69,372	64,990
Net occupancy expense	12,220	13,692
Other outside services	6,056	5,750
Data processing	5,400	4,768
Software	3,921	3,318
Equipment expense	3,371	3,958
FDIC insurance expense	2,949	2,822
Supplies and postage	2,579	2,369
Professional fees	2,333	2,871
Marketing	1,624	1,233
Telecommunications	1,488	1,716
Other real estate owned and repossession expense	638	1,362
Operating risk loss	540	827
Intangible amortization	—	130
Other	7,922	8,672
Total Non-Interest Expense	120,413	118,478
Income Before Income Taxes	50,248	53,540
Income taxes	11,991	13,504
Net Income	$38,257	$40,036

PER SHARE:
Net Income (Basic)	$0.22	$0.22
Net Income (Diluted)	0.22	0.22
Cash Dividends	0.09	0.09
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2016	2015

Net Income	$38,257	$40,036
Other Comprehensive Income, net of tax:
Unrealized gain on securities	17,026	9,992
Reclassification adjustment for securities gains included in net income	(616)	(2,695)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	—	125
Amortization of unrealized loss on derivative financial instruments	4	34
Amortization of net unrecognized pension and postretirement items	466	466
Other Comprehensive Income	16,880	7,922
Total Comprehensive Income	$55,137	$47,958

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894
Net income				38,257			38,257
Other comprehensive income					16,880		16,880
Stock issued, including related tax benefits	134	121	345			1,181	1,647
Stock-based compensation awards			1,436				1,436
Acquisition of treasury stock	(917)					(11,196)	(11,196)
Common stock cash dividends - $0.09 per share				(15,609)			(15,609)
Balance at March 31, 2016	173,393	$547,262	$1,452,471	$664,236	$(5,137)	$(585,523)	$2,073,309

Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665
Net income				40,036			40,036
Other comprehensive income					7,922		7,922
Stock issued, including related tax benefits	174	179	418			1,344	1,941
Stock-based compensation awards			1,071				1,071
Common stock cash dividends - $0.09 per share				(16,122)			(16,122)
Balance at March 31, 2015	179,098	$545,734	$1,422,012	$582,724	$(9,800)	$(509,157)	$2,031,513

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$38,257	$40,036
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,530	(3,700)
Depreciation and amortization of premises and equipment	6,949	7,361
Net amortization of investment securities premiums	2,055	1,431
Investment securities gains, net	(947)	(4,145)
Gain on sales of mortgage loans held for sale	(2,670)	(3,533)
Proceeds from sales of mortgage loans held for sale	114,255	171,051
Originations of mortgage loans held for sale	(114,418)	(184,120)
Amortization of intangible assets	—	130
Amortization of issuance costs on long-term debt	154	147
Stock-based compensation	1,436	1,071
Excess tax benefits from stock-based compensation	(10)	(15)
Increase in accrued interest receivable	(1,612)	(398)
(Increase) decrease in other assets	(4,469)	3,794
Increase in accrued interest payable	2,843	312
(Decrease) increase in other liabilities	(9,245)	1,234
Total adjustments	(4,149)	(9,380)
Net cash provided by operating activities	34,108	30,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	46,541	11,567
Proceeds from maturities of securities available for sale	117,221	105,647
Purchase of securities available for sale	(169,436)	(37,142)
Increase in short-term investments	(115,544)	(280,584)
Net increase in loans	(38,976)	(6,362)
Net purchases of premises and equipment	(9,471)	(7,575)
Net cash used in investing activities	(169,665)	(214,449)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	269,899	171,022
Net increase (decrease) in time deposits	2,064	(24,031)
(Decrease) increase in short-term borrowings	(144,780)	80,386
Additions to long-term debt	16,000	—
Repayments of long-term debt	(42)	(45,043)
Net proceeds from issuance of common stock	1,637	1,926
Excess tax benefits from stock-based compensation	10	15
Dividends paid	(15,676)	(14,314)
Acquisition of treasury stock	(11,196)	—
Net cash provided by financing activities	117,916	169,961
Net Decrease in Cash and Due From Banks	(17,641)	(13,832)
Cash and Due From Banks at Beginning of Period	101,120	105,702
Cash and Due From Banks at End of Period	$83,479	$91,870
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,414	$21,879
Income taxes	3,972	146
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recently Adopted Accounting Standards

The Corporation adopted FASB ASC Update 2015-02, "Consolidation: Amendments to the Consolidation Analysis" effective January 1, 2016. ASC Update 2015-02 changed the way reporting enterprises evaluate whether: (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASC Update 2015-02 was effective for public business entities' annual and interim reporting periods that began after December 15, 2015, with earlier adoption permitted. The adoption of ASC Update 2015-02 did not have a material impact on the Corporation's consolidated financial statements.

Effective January 1, 2016, the Corporation adopted FASB ASC Update 2015-03, "Interest - Imputation of Interest" and the updated ASC Update 2015-03 with the issuance of ASC Update 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASC Update 2015-03 simplifies the presentation of debt issuances costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. Previously under U.S. GAAP, debt issuance costs were reported on the balance sheet as assets. The costs will continue to be amortized to interest expense using the effective interest method. ASC Update 2015-03 was effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The adoption of ASC Update 2015-03 did not have a material impact on the Corporation's consolidated financial statements.

The Corporation prospectively adopted FASB issued ASC Update 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" effective January 1, 2016. ASC Update 2015-05 provides explicit guidance to determine when a customer's fees paid in a cloud computing arrangement is for the acquisition of software licenses, services, or both. ASC Update 2015-05 was effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The adoption of ASC Update 2015-05 did not have a material impact on the Corporation's consolidated financial statements.

Recently Issued Accounting Standards

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

In January 2016, the FASB issued ASC Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASC Update 2016-01 provides guidance regarding the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected. ASC Update 2016-01 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2017, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities. Early application is permitted. For the Corporation, this standards update is effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASC Update 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The purpose of this standards update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. ASC Update 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. For the Corporation, this standards update is effective with its March 31, 2017 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-09 on its consolidated financial statements.

Reclassifications

Certain amounts in the 2015 consolidated financial statements and notes have been reclassified to conform to the 2016 presentation.

NOTE 2 – Net Income Per Share

Basic net income per share is calculated as net income divided by the weighted average number of shares outstanding.

Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). PSUs are required to be included in weighted average shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended March 31
	2016	2015
	(in thousands)
Weighted average shares outstanding (basic)	173,331	178,471
Impact of common stock equivalents	1,085	986
Weighted average shares outstanding (diluted)	174,416	179,457
For the three months ended March 31, 2016 and 2015, 885,000 and 2.1 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE 3 – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2016
Unrealized gain on securities	$26,193	$(9,167)	$17,026
Reclassification adjustment for securities gains included in net income (1)	(947)	331	(616)
Amortization of unrealized loss on derivative financial instruments (2)	6	(2)	4
Amortization of net unrecognized pension and postretirement items (3)	717	(251)	466
Total Other Comprehensive Income	$25,969	$(9,089)	$16,880
Three months ended March 31, 2015
Unrealized gain on securities	$15,371	$(5,379)	$9,992
Reclassification adjustment for securities gains included in net income (1)	(4,145)	1,450	(2,695)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	192	(67)	125
Amortization of unrealized loss on derivative financial instruments(2)	52	(18)	34
Amortization of net unrecognized pension and postretirement items (3)	717	(251)	466
Total Other Comprehensive Income	$12,187	$(4,265)	$7,922

(1)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See Note 4, "Investment Securities," for additional details.

(2)	Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Interest expense" on the consolidated statements of income.

(3)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See Note 8, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2016
Balance at December 31, 2015	$(6,499)	$458	$(15)	$(15,961)	$(22,017)
Other comprehensive income before reclassifications	17,026	—	—	—	17,026
Amounts reclassified from accumulated other comprehensive income (loss)	(616)	—	4	466	(146)
Balance at March 31, 2016	$9,911	$458	$(11)	$(15,495)	$(5,137)
Three months ended March 31, 2015
Balance at December 31, 2014	$5,980	$1,349	$(2,546)	$(22,505)	$(17,722)
Other comprehensive income before reclassifications	9,992	125	—	—	10,117
Amounts reclassified from accumulated other comprehensive income (loss)	(1,661)	(1,034)	34	466	(2,195)
Balance at March 31, 2015	$14,311	$440	$(2,512)	$(22,039)	$(9,800)

NOTE 4 – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2016
U.S. Government sponsored agency securities	$25,149	$24	$—	$25,173
State and municipal securities	307,038	7,025	(53)	314,010
Corporate debt securities	95,389	2,773	(8,276)	89,886
Collateralized mortgage obligations	782,018	5,322	(5,265)	782,075
Mortgage-backed securities	1,169,552	19,454	(338)	1,188,668
Auction rate securities	106,871	—	(9,545)	97,326
Total debt securities	2,486,017	34,598	(23,477)	2,497,138
Equity securities	14,228	4,852	(13)	19,067
Total	$2,500,245	$39,450	$(23,490)	$2,516,205

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2015
U.S. Government sponsored agency securities	$25,154	$35	$(53)	$25,136
State and municipal securities	256,746	6,019	—	262,765
Corporate debt securities	100,336	2,695	(6,076)	96,955
Collateralized mortgage obligations	835,439	3,042	(16,972)	821,509
Mortgage-backed securities	1,154,935	10,104	(6,204)	1,158,835
Auction rate securities	106,772	—	(8,713)	98,059
Total debt securities	2,479,382	21,895	(38,018)	2,463,259
Equity securities	$14,677	$6,845	$(8)	$21,514
Total	2,494,059	28,740	(38,026)	2,484,773
Securities carried at $1.6 billion as of March 31, 2016 and $1.7 billion as of December 31, 2015 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $18.2 million at March 31, 2016 and $20.6 million at December 31, 2015) and other equity investments (estimated fair value of $892,000 at March 31, 2016 and $914,000 at December 31, 2015).
As of March 31, 2016, the financial institutions stock portfolio had a cost basis of $13.4 million and an estimated fair value of $18.2 million, including an investment in a single financial institution with a cost basis of $7.4 million and an estimated fair value of $9.1 million. The estimated fair value of this investment accounted for 50.3% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of March 31, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$64,096	$64,475
Due from one year to five years	89,237	91,302
Due from five years to ten years	92,154	95,021
Due after ten years	288,960	275,597
	534,447	526,395
Collateralized mortgage obligations	782,018	782,075
Mortgage-backed securities	1,169,552	1,188,668
Total debt securities	$2,486,017	$2,497,138
The following table presents information related to the gross realized gains on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended March 31, 2016	(in thousands)
Equity securities	$733	$—	$733
Debt securities	214	—	214
Total	$947	$—	$947
Three months ended March 31, 2015
Equity securities	$1,970	$—	$1,970
Debt securities	2,175	—	2,175
Total	$4,145	$—	$4,145

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at March 31, 2016 and 2015:

	Three months ended March 31
	2016	2015
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(11,510)	$(16,242)
Reductions for securities sold during the period	—	3,938
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	2
Balance of cumulative credit losses on debt securities, end of period	$(11,510)	$(12,302)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$17,961	$(53)	$—	$—	$17,961	$(53)
Corporate debt securities	—	—	30,762	(8,276)	30,762	(8,276)
Collateralized mortgage obligations	21,078	(87)	461,807	(5,178)	482,885	(5,265)
Mortgage-backed securities	98,180	(175)	30,243	(163)	128,423	(338)
Auction rate securities	—	—	97,326	(9,545)	97,326	(9,545)
Total debt securities	137,219	(315)	620,138	(23,162)	757,357	(23,477)
Equity securities	50	(3)	12	(10)	62	(13)
	$137,269	$(318)	$620,150	$(23,172)	$757,419	$(23,490)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2016.
As of March 31, 2016, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade, with approximately $5.5 million, or 6%, "AAA" rated and $91.8 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of March 31, 2016, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with an estimated fair value of $97.3 million were not subject to any other-than-temporary impairment charges as of March 31, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of March 31, 2016 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	March 31, 2016		December 31, 2015
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$43,673	$35,851	$44,648	$39,106
Subordinated debt	47,681	49,294	51,653	53,108
Pooled trust preferred securities	—	706	—	706
Corporate debt securities issued by financial institutions	91,354	85,851	96,301	92,920
Other corporate debt securities	4,035	4,035	4,035	4,035
Available for sale corporate debt securities	$95,389	$89,886	$100,336	$96,955

Single-issuer trust preferred securities had an unrealized loss of $7.8 million at March 31, 2016. Six of the 19 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $11.5 million and an estimated fair value of $9.0 million at March 31, 2016. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $2.4 million at March 31, 2016 were not rated by any ratings agency.

Based on management’s evaluations, corporate debt securities with a fair value of $89.9 million were not subject to any other-than-temporary impairment charges as of March 31, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Real-estate - commercial mortgage	$5,558,108	$5,462,330
Commercial - industrial, financial and agricultural	4,035,333	4,088,962
Real-estate - home equity	1,659,481	1,684,439
Real-estate - residential mortgage	1,377,459	1,376,160
Real-estate - construction	810,872	799,988
Consumer	263,221	268,588
Leasing and other	179,765	170,914
Overdrafts	2,379	2,737
Loans, gross of unearned income	13,886,618	13,854,118
Unearned income	(15,917)	(15,516)
Loans, net of unearned income	$13,870,701	$13,838,602

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

The following table presents the components of the allowance for credit losses:

	March 31, 2016	December 31, 2015
	(in thousands)
Allowance for loan losses	$163,841	$169,054
Reserve for unfunded lending commitments	2,224	2,358
Allowance for credit losses	$166,065	$171,412

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2016	2015
	(in thousands)
Balance at beginning of period	$171,412	$185,931
Loans charged off	(11,155)	(5,764)
Recoveries of loans previously charged off	4,278	3,191
Net loans charged off	(6,877)	(2,573)
Provision for credit losses	1,530	(3,700)
Balance at end of period	$166,065	$179,658

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended March 31, 2016
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans charged off	(582)	(6,188)	(1,541)	(1,068)	(326)	(1,007)	(443)	—	(11,155)
Recoveries of loans previously charged off	825	2,319	338	136	383	196	81	—	4,278
Net loans charged off	243	(3,869)	(1,203)	(932)	57	(811)	(362)	—	(6,877)
Provision for loan losses (1)	202	1,104	1,322	(515)	(304)	550	868	(1,563)	1,664
Balance at March 31, 2016	$48,311	$54,333	$22,524	$19,928	$6,282	$2,324	$2,974	$7,165	$163,841
Three months ended March 31, 2015
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans charged off	(709)	(1,863)	(768)	(1,281)	—	(780)	(363)	—	(5,764)
Recoveries of loans previously charged off	436	786	251	159	1,147	241	171	—	3,191
Net loans charged off	(273)	(1,077)	(517)	(1,122)	1,147	(539)	(192)	—	(2,573)
Provision for loan losses (1)	(360)	6,849	(4,273)	(4,715)	(2,416)	51	46	948	(3,870)
Balance at March 31, 2015	$52,860	$57,150	$23,481	$23,235	$8,487	$2,527	$1,653	$8,308	$177,701

(1)
The provision for loan losses excluded a $134,000 decrease and a $170,000 increase, respectively, in the reserve for unfunded lending commitments for the three months ended March 31, 2016 and 2015. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $1.5 million and negative $3.7 million for the three months ended March 31, 2016 and 2015, respectively.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at March 31, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$35,914	$40,969	$13,541	$7,599	$4,004	$2,302	$1,756	$7,165	$113,250
Evaluated for impairment under FASB ASC Section 310-10-35	12,397	13,364	8,983	12,329	2,278	22	1,218	N/A	50,591
	$48,311	$54,333	$22,524	$19,928	$6,282	$2,324	$2,974	$7,165	$163,841

Loans, net of unearned income at March 31, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$5,499,820	$3,992,567	$1,641,457	$1,329,114	$797,282	$263,189	$164,806	N/A	$13,688,235
Evaluated for impairment under FASB ASC Section 310-10-35	58,288	42,766	18,024	48,345	13,590	32	1,421	N/A	182,466
	$5,558,108	$4,035,333	$1,659,481	$1,377,459	$810,872	$263,221	$166,227	N/A	$13,870,701

Allowance for loan losses at March 31, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$38,916	$40,027	$16,937	$9,162	$6,037	$2,504	$1,653	$8,308	$123,544
Evaluated for impairment under FASB ASC Section 310-10-35	13,944	17,123	6,544	14,073	2,450	23	—	N/A	54,157
	$52,860	$57,150	$23,481	$23,235	$8,487	$2,527	$1,653	$8,308	$177,701

Loans, net of unearned income at March 31, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$5,157,342	$3,716,037	$1,688,869	$1,312,861	$656,021	$257,265	$124,255	N/A	$12,912,650
Evaluated for impairment under FASB ASC Section 310-10-35	69,759	46,594	12,754	51,927	21,785	36	—	N/A	202,855
	$5,227,101	$3,762,631	$1,701,623	$1,364,788	$677,806	$257,301	$124,255	N/A	$13,115,505

(1)
The unallocated allowance, which was approximately 4% and 5% of the total allowance for credit losses, respectively, as of March 31, 2016 and March 31, 2015, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

N/A - Not applicable.

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

Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $1.5 million provision for credit losses during the three months ended March 31, 2016, compared to a $3.7 million negative provision for credit losses for the same period in 2015.
All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis.
As of March 31, 2016 and December 31, 2015, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of March 31, 2016 and 2015, approximately 77% and 78%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated in the preceding 12 months.

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
The following table presents total impaired loans by class segment:

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$26,361	$23,023	$—	$27,872	$22,596	$—
Commercial - secured	14,638	12,227	—	18,012	13,702	—
Real estate - residential mortgage	6,395	6,211	—	4,790	4,790	—
Construction - commercial residential	6,916	6,298	—	9,916	8,865	—
	54,310	47,759		60,590	49,953
With a related allowance recorded:
Real estate - commercial mortgage	44,849	35,265	12,397	45,189	35,698	12,471
Commercial - secured	34,752	29,655	12,850	39,659	33,629	14,085
Commercial - unsecured	1,039	884	514	971	821	498
Real estate - home equity	23,115	18,024	8,983	20,347	15,766	7,993
Real estate - residential mortgage	50,803	42,134	12,329	55,242	45,635	13,422
Construction - commercial residential	9,774	6,088	1,851	9,949	6,290	2,110
Construction - commercial	815	594	201	820	638	217
Construction - other	747	610	226	331	193	68
Consumer - direct	20	20	14	19	19	14
Consumer - indirect	12	12	8	14	14	8
Leasing, other and overdrafts	1,421	1,421	1,218	1,658	1,425	704
	167,347	134,707	50,591	174,199	140,128	51,590
Total	$221,657	$182,466	$50,591	$234,789	$190,081	$51,590
As of March 31, 2016 and December 31, 2015, there were $47.8 million and $50.0 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended March 31
	2016		2015
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$22,810	$69	$26,849	$91
Commercial - secured	12,964	16	14,676	21
Real estate - residential mortgage	5,501	30	4,866	28
Construction - commercial residential	7,582	19	14,222	55
Construction - commercial	—	—	1,138	—
	48,857	134	61,751	195
With a related allowance recorded:
Real estate - commercial mortgage	35,482	108	39,660	133
Commercial - secured	31,642	38	24,950	36
Commercial - unsecured	853	1	1,175	1
Real estate - home equity	16,896	57	13,106	31
Real estate - residential mortgage	43,885	235	46,774	273
Construction - commercial residential	6,189	15	7,247	28
Construction - commercial	616	—	800	—
Construction - other	402	—	281	—
Consumer - direct	17	—	18	—
Consumer - indirect	16	—	19	—
Leasing, other and overdrafts	1,423	—	—	—
	137,421	454	134,030	502
Total	$186,278	$588	$195,781	$697

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2016 and 2015 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets
The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(dollars in thousands)
Real estate - commercial mortgage	$5,283,340	$5,204,263	$121,889	$102,625	$152,879	$155,442	$5,558,108	$5,462,330
Commercial - secured	3,668,743	3,696,692	78,508	92,711	134,446	136,710	3,881,697	3,926,113
Commercial - unsecured	147,630	156,742	2,634	2,761	3,372	3,346	153,636	162,849
Total commercial - industrial, financial and agricultural	3,816,373	3,853,434	81,142	95,472	137,818	140,056	4,035,333	4,088,962
Construction - commercial residential	146,590	140,337	17,068	17,154	18,621	21,812	182,279	179,303
Construction - commercial	559,351	552,710	2,842	3,684	4,623	3,597	566,816	559,991
Total construction (excluding Construction - other)	705,941	693,047	19,910	20,838	23,244	25,409	749,095	739,294
	$9,805,654	$9,750,744	$222,941	$218,935	$313,941	$320,907	$10,342,536	$10,290,586
% of Total	94.8%	94.8%	2.2%	2.1%	3.0%	3.1%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The risk rating process allows management to identify credits that potentially carry more risk in a timely manner and to allocate resources to managing troubled accounts. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for the class segments presented above. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration. Assigning risk ratings involves judgment. Risk ratings are initially assigned to loans by loan officers and are reviewed on a regular basis by credit administration staff. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan.

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

The following table presents a summary of delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(dollars in thousands)
Real estate - home equity	$1,636,040	$1,660,773	$9,033	$8,983	$14,408	$14,683	$1,659,481	$1,684,439
Real estate - residential mortgage	1,334,744	1,329,371	17,533	18,305	25,182	28,484	1,377,459	1,376,160
Construction - other	60,481	59,997	686	88	610	609	61,777	60,694
Consumer - direct	90,204	94,262	1,662	2,254	1,597	2,203	93,463	98,719
Consumer - indirect	167,863	166,823	1,690	2,809	205	237	169,758	169,869
Total consumer	258,067	261,085	3,352	5,063	1,802	2,440	263,221	268,588
Leasing, overdrafts and other	164,002	155,870	711	759	1,514	1,506	166,227	158,135
	$3,453,334	$3,467,096	$31,315	$33,198	$43,516	$47,722	$3,528,165	$3,548,016
% of Total	97.9%	97.7%	0.9%	1.0%	1.2%	1.3%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	March 31, 2016	December 31, 2015
	(in thousands)
Non-accrual loans	$122,170	$129,523
Loans 90 days or more past due and still accruing	15,013	15,291
Total non-performing loans	137,183	144,814
Other real estate owned (OREO)	10,946	11,099
Total non-performing assets	$148,129	$155,913

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,604	$1,824	$2,271	$40,861	$43,132	$51,560	$5,506,548	$5,558,108
Commercial - secured	16,053	3,194	2,024	36,360	38,384	57,631	3,824,066	3,881,697
Commercial - unsecured	415	—	—	756	756	1,171	152,465	153,636
Total commercial - industrial, financial and agricultural	16,468	3,194	2,024	37,116	39,140	58,802	3,976,531	4,035,333
Real estate - home equity	7,024	2,009	2,914	11,494	14,408	23,441	1,636,040	1,659,481
Real estate - residential mortgage	12,136	5,397	4,402	20,780	25,182	42,715	1,334,744	1,377,459
Construction - commercial residential	1,550	1,967	1,495	9,294	10,789	14,306	167,973	182,279
Construction - commercial	—	—	12	594	606	606	566,210	566,816
Construction - other	686	—	—	610	610	1,296	60,481	61,777
Total real estate - construction	2,236	1,967	1,507	10,498	12,005	16,208	794,664	810,872
Consumer - direct	1,068	594	1,597	—	1,597	3,259	90,204	93,463
Consumer - indirect	1,483	207	205	—	205	1,895	167,863	169,758
Total consumer	2,551	801	1,802	—	1,802	5,154	258,067	263,221
Leasing, overdrafts and other	615	96	93	1,421	1,514	2,225	164,002	166,227
Total	$47,634	$15,288	$15,013	$122,170	$137,183	$200,105	$13,670,596	$13,870,701

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,469	$1,312	$439	$40,731	$41,170	$48,951	$5,413,379	$5,462,330
Commercial - secured	5,654	2,615	1,853	41,498	43,351	51,620	3,874,493	3,926,113
Commercial - unsecured	510	83	19	701	720	1,313	161,536	162,849
Total commercial - industrial, financial and agricultural	6,164	2,698	1,872	42,199	44,071	52,933	4,036,029	4,088,962
Real estate - home equity	6,438	2,545	3,473	11,210	14,683	23,666	1,660,773	1,684,439
Real estate - residential mortgage	15,141	3,164	6,570	21,914	28,484	46,789	1,329,371	1,376,160
Construction - commercial residential	1,366	494	—	11,213	11,213	13,073	166,230	179,303
Construction - commercial	50	176	—	638	638	864	559,127	559,991
Construction - other	88	—	416	193	609	697	59,997	60,694
Total real estate - construction	1,504	670	416	12,044	12,460	14,634	785,354	799,988
Consumer - direct	1,687	567	2,203	—	2,203	4,457	94,262	98,719
Consumer - indirect	2,308	501	237	—	237	3,046	166,823	169,869
Total consumer	3,995	1,068	2,440	—	2,440	7,503	261,085	268,588
Leasing, overdrafts and other	483	276	81	1,425	1,506	2,265	155,870	158,135
Total	$40,194	$11,733	$15,291	$129,523	$144,814	$196,741	$13,641,861	$13,838,602

The following table presents TDRs:

	March 31, 2016	December 31, 2015
	(in thousands)
Real-estate - residential mortgage	$27,565	$28,511
Real-estate - commercial mortgage	17,427	17,563
Commercial - secured	5,522	5,833
Construction - commercial residential	3,092	3,942
Real estate - home equity	6,530	4,556
Commercial - unsecured	128	120
Consumer - indirect	12	14
Consumer - direct	20	19
Total accruing TDRs	60,296	60,558
Non-accrual TDRs (1)	27,277	31,035
Total TDRs	$87,573	$91,593

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

As of March 31, 2016 and December 31, 2015, there were $3.8 million and $5.3 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment as of March 31, 2016 and 2015, that were modified during the three months ended March 31, 2016 and 2015:

	2016		2015
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial – secured:
Extend maturity without rate concession	2	$830	8	$6,776
Commercial – unsecured:
Extend maturity without rate concession	2	103	1	42
Real estate - commercial mortgage:
Extend maturity without rate concession	—	—	3	2,495
Real estate - home equity:
Extend maturity with rate concession	1	44	—	—
Bankruptcy	37	2,698	10	492
Real estate – residential mortgage:
Extend maturity with rate concession	—	—	1	104
Extend maturity without rate concession	—	—	2	225
Bankruptcy	—	—	1	281
Construction - commercial residential:
Extend maturity without rate concession	—	—	1	889
Consumer - direct:
Bankruptcy	1	2	—	—
Consumer - indirect:
Bankruptcy	—	—	1	13

Total	43	$3,677	28	$11,317

The following table presents TDRs, by class segment, as of March 31, 2016 and 2015, that were modified in the previous 12 months and had a post-modification payment default during the three months ended March 31, 2016 and 2015. The Corporation defines a payment default as a single missed payment.

	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - home equity	14	$1,039	7	$816
Real estate - residential mortgage	3	260	8	748
Real estate - commercial mortgage	3	235	2	1,659
Commercial - secured	1	47	7	7,888
Construction - commercial residential	—	—	1	1,366
Total	21	$1,581	25	$12,477

NOTE 6 – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2016	2015
	(in thousands)
Amortized cost:
Balance at beginning of period	$40,944	$42,148
Originations of mortgage servicing rights	920	1,557
Amortization	(1,669)	(1,902)
Balance at end of period	$40,195	$41,803

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. No valuation allowance was necessary as of March 31, 2016 or 2015.

As of March 31, 2016, the estimated fair value of MSRs was $40.8 million, which exceeded their book value.

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2016	2015
	(in thousands)
Stock-based compensation expense	$1,436	$1,071
Tax benefit	(433)	(292)
Stock-based compensation expense, net of tax	$1,003	$779

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

As of March 31, 2016, the Employee Equity Plan had 11.5 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 396,000 shares reserved for future grants through 2021.

NOTE 8 – Employee Benefit Plans
The Corporation maintains a defined benefit pension plan ("Pension Plan") for certain employees, which was curtailed in 2008. Contributions to the Pension Plan are actuarially determined and funded annually, if required. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds.
The net periodic benefit cost for the Corporation’s Pension Plan consisted of the following components:

	Three months ended March 31
	2016	2015
	(in thousands)
Service cost (1)	$150	$145
Interest cost	881	851
Expected return on plan assets	(726)	(752)
Net amortization and deferral	782	782
Net periodic benefit cost	$1,087	$1,026

(1)	Service cost was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.
The Corporation provides benefits under a postretirement benefits plan ("Postretirement Plan") to certain retirees who were employees of the Corporation prior to January 1, 1998 and retired from employment with the Corporation prior to February 1, 2014.
The net periodic cost (benefit) of the Corporation’s Postretirement Plan consisted of the following components:

	Three months ended March 31
	2016	2015
	(in thousands)
Interest cost	38	52
Net accretion and deferral	(65)	(65)
Net periodic benefit	$(27)	$(13)

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

Mortgage Banking Derivatives

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain fixed rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets, and changes in fair values during the period are recorded in mortgage banking income on the consolidated statements of income.

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments that are recorded at their fair value in other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest expense on the consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2016		December 31, 2015
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$130,306	$2,507	$87,781	$1,291
Negative fair values	3	—	267	(16)
Net interest rate locks with customers		2,507		1,275
Forward Commitments
Positive fair values	—	—	69,045	205
Negative fair values	120,830	(925)	16,193	(24)
Net forward commitments		(925)		181
Interest Rate Swaps with Customers
Positive fair values	939,820	62,323	846,490	32,915
Negative fair values	8,000	(32)	8,757	(55)
Net interest rate swaps with customers		62,291		32,860
Interest Rate Swaps with Dealer Counterparties
Positive fair values	8,000	32	8,757	55
Negative fair values	939,820	(62,323)	846,490	(32,915)
Net interest rate swaps with dealer counterparties		(62,291)		(32,860)
Foreign Exchange Contracts with Customers
Positive fair values	8,661	565	4,897	114
Negative fair values	6,380	(261)	8,050	(184)
Net foreign exchange contracts with customers		304		(70)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	10,863	463	9,728	428
Negative fair values	8,910	(461)	6,899	(147)
Net foreign exchange contracts with correspondent banks		2		281
Net derivative fair value asset		$1,888		$1,667

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended March 31
	2016	2015
	(in thousands)
Interest rate locks with customers	$1,232	$1,122
Forward commitments	(1,106)	554
Interest rate swaps with customers	29,431	9,404
Interest rate swaps with dealer counterparties	(29,431)	(9,404)
Foreign exchange contracts with customers	374	567
Foreign exchange contracts with correspondent banks	(279)	(324)
Net fair value gains (losses) on derivative financial instruments	$221	$1,919

Fair Value Option

U.S. GAAP permits entities to measure many financial instruments and certain other items at fair value and requires certain disclosures for amounts for which the fair value option is applied. The Corporation has elected to measure mortgage loans held for sale at fair value to more accurately reflect the financial results of its mortgage banking activities in its consolidated financial statements. Derivative financial instruments related to these activities are also recorded at fair value, as noted above. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is classified in interest income on the consolidated statements of income.

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2016	December 31, 2015
	(in thousands)
Cost	$19,187	$16,584
Fair value	19,719	16,886

During the three months ended March 31, 2016 and 2015, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $230,000 and $261,000, respectively.

Balance Sheet Offsetting

Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements.

The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers, disclosed in detail above. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position or the right to reclaim cash collateral exists in a net asset position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default.

The Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swap contracts, cash collateral is posted by the party with a net liability position or the right to reclaim cash collateral exists in a net asset position in accordance with contract thresholds and can be used to settle the fair value of the foreign currency exchange contracts in the event of default.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
March 31, 2016
Interest rate swap derivative assets	$62,355	$(32)	$—	$62,323
Foreign exchange derivative assets with correspondent banks	463	(303)	—	160
Total	$62,818	$(335)	$—	$62,483

Interest rate swap derivative liabilities	$62,355	$(32)	$(59,130)	$3,193
Foreign exchange derivative liabilities with correspondent banks	461	(303)	300	458
Total	$62,816	$(335)	$(58,830)	$3,651

December 31, 2015
Interest rate swap derivative assets	$32,970	$(55)	$—	$32,915
Foreign exchange derivative assets with correspondent banks	428	(147)	—	281
Total	$33,398	$(202)	$—	$33,196

Interest rate swap derivative liabilities	$32,970	$(55)	$(31,130)	$1,785
Foreign exchange derivative liabilities with correspondent banks	147	(147)	—	—
Total	$33,117	$(202)	$(31,130)	$1,785

(1)
For derivative assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For derivative liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)
Amounts represent cash collateral posted or the right to reclaim cash collateral on interest rate swap transactions with financial institution counterparties and on foreign exchange derivative transactions with correspondent banks.

NOTE 10 – Commitments and Contingencies

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

The outstanding amounts of commitments to extend credit and letters of credit as of the dates indicated were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$5,932,144	$5,784,138
Standby letters of credit	369,932	374,729
Commercial letters of credit	37,596	39,529

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit. See Note 5, "Loans and Allowance for Credit Losses," for additional details.

Residential Lending

Residential mortgages originated and sold by the Corporation consist primarily of conforming, prime loans sold to government sponsored agencies, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Corporation also sells certain prime loans it originates to non-government sponsored agency investors.

The Corporation provides customary representations and warranties to government sponsored entities and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored entity or investor. The Corporation may be required to repurchase a loan, or reimburse the government sponsored entity or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of both March 31, 2016 and December 31, 2015, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of March 31, 2016, the unpaid principal balance of loans sold under the MPF Program was approximately $120 million. As of March 31, 2016 and December 31, 2015, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.0 million and $1.8 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of March 31, 2016 and December 31, 2015, the total reserve for losses on residential mortgage loans sold was $2.7 million and $2.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of March 31, 2016 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

BSA/AML Enforcement Orders

The Corporation and each of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent ("Consent Orders"), generally require, among other things, that the Corporation and its bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or its bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

Fair Lending Investigation

During the second quarter of 2015, Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the "Department") indicating that the Department had initiated an investigation regarding potential violations of fair lending laws by the Bank in certain of its geographies. The Bank is cooperating with the Department and responding to the Department’s requests for information. Although the Corporation is not able to predict the outcome of the Department’s investigation, it could result in legal proceedings the resolution of which could potentially involve a settlement, fines or other remedial actions.

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. and Riverview Bank, have been named as defendants in a lawsuit brought on behalf of a group of 58 plaintiffs filed on March 31, 2016 in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action, who are individuals, trustees of certain irrevocable trusts or the executors of the estates of deceased individuals, were clients of Jeffrey M. Mottern, a now deceased attorney, who is alleged to have operated a Ponzi scheme which defrauded the plaintiffs over a period of years through the sale of fictitious, high-yielding investments or by otherwise misappropriating funds entrusted to Mr. Mottern. Mr. Mottern is alleged to have used the proceeds of these activities to engage in speculative securities trading, which incurred significant losses, and for Mr. Mottern’s personal expenses. The allegations against the Bank relate to a commercial checking account at the Bank maintained by Mr. Mottern in connection with Mr. Mottern’s law practice. The lawsuit alleges that the Bank is liable to the plaintiffs for failing to properly monitor Mr. Mottern’s checking account and detect Mr. Mottern’s fraudulent activity, and specifically alleges that the Bank aided and abetted Mr. Mottern’s: (1) fraud; (2) breach of fiduciary duty; (3) violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (4) conversion. Similar claims have been asserted against Ameriprise Financial Services, Inc. and Riverview Bank, which allegedly maintained a personal brokerage account and a trust account for client or other third-party funds, respectively, for Mr. Mottern. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. On April 29, 2016, the Bank filed a Notice of Removal to remove this lawsuit to the United States District Court for the Middle District of Pennsylvania.

NOTE 11 – Fair Value Measurements

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$19,719	$—	$19,719
Available for sale investment securities:
Equity securities	19,067	—	—	19,067
U.S. Government sponsored agency securities	—	25,173	—	25,173
State and municipal securities	—	314,010	—	314,010
Corporate debt securities	—	86,780	3,106	89,886
Collateralized mortgage obligations	—	782,075	—	782,075
Mortgage-backed securities	—	1,188,668	—	1,188,668
Auction rate securities	—	—	97,326	97,326
Total available for sale investment securities	19,067	2,396,706	100,432	2,516,205
Other assets	16,674	64,862	—	81,536
Total assets	$35,741	$2,481,287	$100,432	$2,617,460
Other liabilities	$16,373	$63,280	$—	$79,653

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$16,886	$—	$16,886
Available for sale investment securities:
Equity securities	21,514	—	—	21,514
U.S. Government sponsored agency securities	—	25,136	—	25,136
State and municipal securities	—	262,765	—	262,765
Corporate debt securities	—	93,619	3,336	96,955
Collateralized mortgage obligations	—	821,509	—	821,509
Mortgage-backed securities	—	1,158,835	—	1,158,835
Auction rate securities	—	—	98,059	98,059
Total available for sale investment securities	21,514	2,361,864	101,395	2,484,773
Other assets	16,129	34,465	—	50,594
Total assets	$37,643	$2,413,215	$101,395	$2,552,253
Other liabilities	$15,914	$33,010	$—	$48,924
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2016 and December 31, 2015 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

•
Available for sale investment securities – Included in this asset category are both equity and debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($18.2 million at March 31, 2016 and $20.6 million at December 31, 2015) and other equity investments ($892,000 at March 31, 2016 and $914,000 at December 31, 2015). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($49.3 million at March 31, 2016 and $53.1 million at December 31, 2015), single-issuer trust preferred securities issued by financial institutions ($35.9 million at March 31, 2016 and $39.1 million at December 31, 2015), pooled trust preferred securities issued by financial institutions ($706,000 at both March 31, 2016 and December 31, 2015) and other corporate debt issued by non-financial institutions ($4.0 million at both March 31, 2016 and December 31, 2015).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $33.5 million and $36.5 million of single-issuer trust preferred securities held at March 31, 2016 and December 31, 2015, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($706,000 at both March 31, 2016 and December 31, 2015) and certain single-issuer trust preferred securities ($2.4 million at March 31, 2016 and $2.6 million at December 31, 2015). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

•
Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime in the next five years. If the assumed return to market liquidity was lengthened beyond the next five years, this would result in a decrease in the fair value of these ARCs. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid. Level 3 fair values are tested by management through the performance of a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including bond ratings, parity ratios, balances and delinquency levels.

Other assets – Included in this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($15.7 million at March 31, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($1.0 million at March 31, 2016 and $547,000 at December 31, 2015). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.5 million at March 31, 2016 and $1.5 million at December 31, 2015) and the fair value of interest rate swaps ($62.4 million at March 31, 2016 and $33.0 million at December 31, 2015). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($15.7 million at March 31, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($722,000 at March 31, 2016 and $331,000 at December 31, 2015). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($925,000 at March 31, 2016 and $40,000 at December 31, 2015) and the fair value of interest rate swaps ($62.4 million at March 31, 2016 and $33.0 million at December 31, 2015). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended March 31, 2016
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2015	$706	$2,630	$98,059
Unrealized adjustment to fair value (1)	—	(233)	(832)
Discount accretion (2)	—	3	99
Balance at March 31, 2016	$706	$2,400	$97,326

	Three months ended March 31, 2015
Balance at December 31, 2014	$4,088	$3,820	$100,941
Sales	(3,079)	—	—
Unrealized adjustment to fair value (1)	190	(2)	332
Settlements - calls	(117)	—	(2,446)
Discount accretion (2)	2	2	105
Balance at March 31, 2015	$1,084	$3,820	$98,932

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$131,875	$131,875
Other financial assets	—	—	51,141	51,141
Total assets	$—	$—	$183,016	$183,016

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,491	$138,491
Other financial assets	—	—	52,043	52,043
Total assets	$—	$—	$190,534	$190,534
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

•
Other financial assets – This category includes OREO ($10.9 million at March 31, 2016 and $11.1 million at December 31, 2015) and MSRs ($40.2 million at March 31, 2016 and $40.9 million at December 31, 2015), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2016 valuation were 12.5% and 9.6%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2016 and December 31, 2015. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	March 31, 2016		December 31, 2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$83,479	$83,479	$101,120	$101,120
Interest-bearing deposits with other banks	346,582	346,582	230,300	230,300
Federal Reserve Bank and Federal Home Loan Bank stock	61,478	61,478	62,216	62,216
Loans held for sale (1)	19,719	19,719	16,886	16,886
Available for sale investment securities (1)	2,516,205	2,516,205	2,484,773	2,484,773
Net Loans (1)	13,706,860	13,615,387	13,669,548	13,540,903
Accrued interest receivable	44,379	44,379	42,767	42,767
Other financial assets (1)	200,456	200,456	166,920	166,920
FINANCIAL LIABILITIES
Demand and savings deposits	$11,537,266	$11,537,266	$11,267,367	$11,267,367
Time deposits	2,867,014	2,961,225	2,864,950	2,862,868
Short-term borrowings	352,883	352,883	497,663	497,663
Accrued interest payable	13,567	13,567	10,724	10,724
Other financial liabilities (1)	220,267	220,267	190,927	190,927
Federal Home Loan Bank advances and long-term debt	965,654	990,222	949,542	959,315

(1)
These financial instruments, or certain financial instruments in these categories, are measured at fair value on the Corporation’s consolidated balance sheets. Descriptions of the fair value determinations for these financial instruments are disclosed above.

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

Federal Reserve Bank and Federal Home Loan Bank ("FHLB") stock represent restricted investments and are carried at cost on the consolidated balance sheets.
Fair values for loans and time deposits were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, as defined in FASB ASC Topic 820.
The fair values of FHLB advances and long-term debt were estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with similar remaining maturities as of the balance sheet date. These borrowings would be categorized in Level 2 liabilities under FASB ASC Topic 820.

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition and results of operations. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions which are intended to identify forward-looking statements.  Statements relating to the "outlook" or "2016 outlook" contained herein are forward-looking statements.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended March 31
	2016	2015
Net income (in thousands)	$38,257	$40,036
Diluted net income per share	$0.22	$0.22
Return on average assets	0.86%	0.95%
Return on average equity	7.47%	8.05%
Return on average tangible equity (1)	10.07%	10.96%
Net interest margin (2)	3.23%	3.27%
Efficiency ratio (1)	68.33%	70.16%
Non-performing assets to total assets	0.82%	0.94%
Annualized net charge-offs to average loans	0.20%	0.08%

(1)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" at the end of this "Overview and Outlook" section.

(2)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Net income for the three months ended March 31, 2016 decreased $1.8 million, or 4.4%, compared to the same period of 2015, mainly due to an increase in the provision for credit losses, a decrease in investment securities gains and an increase in non-interest expense, partially offset by an increase in net interest income.

Following is a summary of financial highlights for the three months ended March 31, 2016:

FTE Net Interest Income and Net Interest Margin - For the three months ended March 31, 2016, FTE net interest income increased $5.9 million, or 4.6%, in comparison to the same period in 2015. This increase was driven by growth in interest-earning assets, partially offset by a 4 basis point decrease in the net interest margin.

Average interest-earning assets increased $825.2 million, or 5.2%, in the first quarter of 2016 in comparison to the same period in 2015, mainly due to a $757.9 million, or 5.8%, increase in average loans and a $187.5 million, or 8.3%, increase in average investment securities, partially offset by a $115.5 million, or 24.4%, decrease in other interest-earning assets.

Average interest-bearing liabilities increased $494.6 million, or 4.4%, primarily due to a $524.3 million, or 5.4%, increase in interest-bearing deposits, and a $136.2 million, or 44.0%, increase in short-term borrowings, partially offset by $165.9 million, or 14.8%, decrease in FHLB advances and long-term debt. Additional funding to support the increase in interest-earning assets was provided by a $305.8 million, or 8.4%, increase in noninterest-bearing deposits.

Asset Quality - The Corporation recorded a $1.5 million provision for credit losses during the three months ended March 31, 2016, compared to a $3.7 million negative provision for the same period in 2015. The negative provision in 2015 was driven by an improvement in net charge-off levels, particularly among pooled impaired loans across all portfolio segments.

Annualized net charge-offs to average loans outstanding were 0.20% for the first quarter of 2016, compared to 0.08% for the first quarter of 2015. Non-performing assets decreased $15.4 million, or 9.4%, as of March 31, 2016 compared to March 31, 2015 and were 0.82% and 0.94% of total assets as of March 31, 2016 and March 31, 2015, respectively. The total delinquency rate was 1.44% as of March 31, 2016, compared to 1.76% as of March 31, 2015.

Non-interest Income - For the three months ended March 31, 2016, non-interest income, excluding investment securities gains, increased $1.6 million, or 3.9%, in comparison to the same periods in 2015. The increase was primarily a result of higher service charges on deposit accounts and other service charges and fees, partially offset by a decrease in mortgage sales gains.

Gains on sales of investment securities for the three months ended March 31, 2016 were $947,000 as compared to $4.1 million for the three months ended March 31, 2015.

Non-interest Expense - For the three months ended March 31, 2016, non-interest expense increased $1.9 million, or 1.6%, in comparison to the same period in 2015. The primary driver of the increase was a $4.4 million, or 6.7%, increase in salaries and employee benefits, partially offset by decreases in other expense categories, most notably occupancy.

2016 Outlook

The Corporation's outlook for 2016:

•	annual mid- to high- single digit growth rate in average loans and deposits;

•	net interest margin expected to be stable on an annual basis with modest quarterly volatility of plus or minus 0 to 3 basis points;

•	provision for credit losses driven primarily by loan growth;

•	annual mid- to high- single digit growth rate in non-interest income, excluding the impact of securities gains;

•	annual low- to mid- single digit growth rate in non-interest expense (excluding loss on redemption of Trust Preferred Securities (TruPS) incurred in the third quarter of 2015); and

•	focus on utilizing capital to support growth and provide appropriate returns to shareholders.

Supplemental Reporting of Non-GAAP Based Financial Measures
This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, which has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure as of and for the quarter ended March 31:

	2016	2015
	(in thousands)
Return on average common shareholders' equity (tangible)
Net income	$38,257	$40,036
Plus: Intangible amortization, net of tax	—	85
Numerator	$38,257	$40,121

Average common shareholders' equity	$2,058,799	$2,015,963
Less: Average goodwill and intangible assets	(531,556)	(531,732)
Average tangible shareholders' equity (denominator)	$1,527,243	$1,484,231

Return on average common shareholders' equity (tangible), annualized	10.07%	10.96%

Efficiency ratio
Non-interest expense	$120,413	$118,478
Less: Intangible amortization	—	(130)
Numerator	$120,413	$118,348

Net interest income (fully taxable equivalent) (1)	$134,026	$128,086
Plus: Total Non-interest income	43,137	44,737
Less: Investment securities gains, net	(947)	(4,145)
Denominator	$176,216	$168,678

Efficiency ratio	68.33%	70.16%

(1)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended March 31, 2016 compared to the Quarter Ended March 31, 2015

Net Interest Income

FTE net interest income increased $5.9 million, to $134.0 million, in the first quarter of 2016, from $128.1 million in the first quarter of 2015. This increase was primarily due to an $825.2 million, or 5.2%, increase in interest earning assets, partially offset by the impact of a 4 basis point, or 1.2%, decrease in the net interest margin, to 3.23% for the first quarter of 2016 from 3.27% for the first quarter of 2015. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended March 31
	2016			2015
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$13,853,420	$137,895	4.00%	$13,095,528	$133,055	4.11%
Taxable investment securities (3)	2,180,593	12,003	2.20	2,005,542	11,282	2.25
Tax-exempt investment securities (3)	259,396	3,138	4.84	229,082	3,212	5.61
Equity securities (3)	14,386	218	6.10	32,210	450	5.66
Total investment securities	2,454,375	15,359	2.50	2,266,834	14,944	2.64
Loans held for sale	12,252	131	4.28	17,002	173	4.07
Other interest-earning assets	358,562	898	1.00	474,033	2,105	1.78
Total interest-earning assets	16,678,609	154,283	3.72%	15,853,397	150,277	3.83%
Noninterest-earning assets:
Cash and due from banks	98,449			105,271
Premises and equipment	226,284			226,391
Other assets	1,137,292			1,114,078
Less: Allowance for loan losses	(167,372)			(183,927)
Total Assets	$17,973,262			$17,115,210
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,438,355	$1,494	0.17%	$3,135,927	$983	0.13%
Savings deposits	3,932,824	1,804	0.18	3,517,057	1,119	0.13
Time deposits	2,867,651	7,429	1.04	3,061,593	7,721	1.02
Total interest-bearing deposits	10,238,830	10,727	0.42	9,714,577	9,823	0.41
Short-term borrowings	445,402	268	0.24	309,215	77	0.10
Federal Home Loan Bank advances and long-term debt	958,213	9,262	3.88	1,124,074	12,291	4.40
Total interest-bearing liabilities	11,642,445	20,257	0.70%	11,147,866	22,191	0.80%
Noninterest-bearing liabilities:
Demand deposits	3,967,887			3,662,040
Other	304,131			289,341
Total Liabilities	15,914,463			15,099,247
Shareholders’ equity	2,058,799			2,015,963
Total Liabilities and Shareholders’ Equity	$17,973,262			$17,115,210
Net interest income/net interest margin (FTE)		134,026	3.23%		128,086	3.27%
Tax equivalent adjustment		(4,972)			(4,505)
Net interest income		$129,054			$123,581

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31:

	2016 vs. 2015 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$8,168	$(3,328)	$4,840
Taxable investment securities	986	(265)	721
Tax-exempt investment securities	393	(467)	(74)
Equity securities	(265)	33	(232)
Loans held for sale	(51)	9	(42)
Other interest-earning assets	(433)	(774)	(1,207)
Total interest income	$8,798	$(4,792)	$4,006
Interest expense on:
Demand deposits	$103	$408	$511
Savings deposits	137	548	685
Time deposits	(432)	140	(292)
Short-term borrowings	46	145	191
Federal Home Loan Bank advances and long-term debt	(1,676)	(1,353)	(3,029)
Total interest expense	$(1,822)	$(112)	$(1,934)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, the increase in average interest-earning assets, primarily loans, resulted in a $8.8 million increase in FTE interest income, which was partially offset by an 11 basis point, or 2.9%, decrease in yields on average interest-earning assets which resulted in a $4.8 million decrease in FTE interest income.
Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in
	2016		2015		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,487,421	4.03%	$5,163,845	4.22%	$323,576	6.3%
Commercial – industrial, financial and agricultural	4,095,268	3.79	3,770,187	3.87	325,081	8.6
Real estate – home equity	1,674,032	4.10	1,721,300	4.14	(47,268)	(2.7)
Real estate – residential mortgage	1,381,409	3.78	1,370,376	3.84	11,033	0.8
Real estate – construction	792,014	3.82	688,690	3.93	103,324	15.0
Consumer	263,295	5.53	259,138	5.26	4,157	1.6
Leasing, overdrafts and other	159,981	7.46	121,992	8.41	37,989	31.1
Total	$13,853,420	4.00%	$13,095,528	4.11%	$757,892	5.8%
Average loans increased $757.9 million, or 5.8%, compared to the first quarter of 2015, mainly in commercial loans, commercial mortgage, construction loans and leasing and other. The average yield on loans decreased 11 basis points, or 2.7%, to 4.00% in 2016 from 4.11% in 2015. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.

Average total interest-bearing liabilities increased $494.6 million, or 4.4%, compared to the first quarter of 2015. Interest expense decreased $1.9 million, or 8.7%, to $20.3 million in the first quarter of 2016 as a result of a change in the mix from higher cost long-term debt to lower-cost deposits. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2016		2015
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$3,967,887	—%	$3,662,040	—%	$305,847	8.4%
Interest-bearing demand	3,438,355	0.17	3,135,927	0.13	302,428	9.6
Savings	3,932,824	0.18	3,517,057	0.13	415,767	11.8
Total demand and savings	11,339,066	0.12	10,315,024	0.08	1,024,042	9.9
Time deposits	2,867,651	1.04	3,061,593	1.02	(193,942)	(6.3)
Total deposits	$14,206,717	0.30%	$13,376,617	0.30%	$830,100	6.2%
The $1.0 billion, or 9.9%, increase in total demand and savings accounts was primarily due to a $465.7 million, or 9.7%, increase in personal account balances, a $363.6 million, or 10.0%, increase in business account balances and a $195.6 million, or 10.7%, increase in municipal account balances. The average cost of total deposits remained unchanged in the first quarter of 2016 compared to the first quarter of 2015 as a result of an increase in noninterest-bearing deposits, which offset the impact of higher average rates on interest-bearing deposits.
Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2016		2015		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$171,408	0.11%	$173,625	0.10%	$(2,217)	(1.3)%
Customer short-term promissory notes	74,013	0.04	86,258	0.03	(12,245)	(14.2)
Total short-term customer funding	245,421	0.09	259,883	0.08	(14,462)	(5.6)
Federal funds purchased	183,970	0.42	25,054	0.15	158,916	N/M
Short-term FHLB advances (1)	16,011	0.46	24,278	0.28	(8,267)	(34.1)
Total short-term borrowings	445,402	0.24	309,215	0.10	136,187	44.0
Long-term debt:
FHLB advances	596,351	3.19	657,697	3.49	(61,346)	(9.3)
Other long-term debt	361,862	5.00	466,377	5.69	(104,515)	(22.4)
Total long-term debt	958,213	3.88	1,124,074	4.40	(165,861)	(14.8)
Total borrowings	$1,403,615	2.72%	$1,433,289	3.47%	$(29,674)	(2.1)%

N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $136.2 million, or 44.0%, as a result of increases in federal funds purchased. The increase generally reflects a shift from long-term to short-term wholesale funding. Average other long-term debt decreased $165.9 million, or 14.8%. This decrease was primarily due to of the maturity of $100.0 million of subordinated debt in April 2015 and a $61.3 million decrease in FHLB advances. In addition, during 2015, the Corporation redeemed $150.0 million of TruPS with the proceeds from the issuance of $150.0 million of lower-cost subordinated debt. These transactions contributed to a 52 basis point decrease in the cost of other long-term debt. The average cost of total borrowings decreased 75 basis points, or 21.6%, primarily due to the Corporation's continuing efforts to lengthen maturities and lock in longer-term rates.

Provision for Credit Losses

The provision for credit losses was $1.5 million for the first quarter of 2016, an increase of $5.2 million from the negative provision in the first quarter of 2015. The negative provision for the three months ended March 31, 2015 was driven by an improvement in net charge-off levels, particularly among pooled impaired loans across all portfolio segments.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,272	$4,803	$469	9.8%
Cash management fees	3,466	3,217	249	7.7
Other	3,820	3,549	271	7.6
Total service charges on deposit accounts	12,558	11,569	989	8.5
Investment management and trust services	10,988	10,889	99	0.9
Other service charges and fees:
Merchant fees	3,682	3,177	505	15.9
Debit card income	2,511	2,389	122	5.1
Commercial interest rate swap fees	1,442	811	631	77.8
Letter of credit fees	1,146	1,157	(11)	(1.0)
Other	1,969	1,829	140	7.7
Total other service charges and fees	10,750	9,363	1,387	14.8
Mortgage banking income:
Gains on sales of mortgage loans	2,670	3,533	(863)	(24.4)
Mortgage servicing income	1,360	1,155	205	17.7
Total mortgage banking income	4,030	4,688	(658)	(14.0)
Credit card income	2,424	2,235	189	8.5
Other income	1,440	1,848	(408)	(22.1)
Total, excluding gains on sales of investment securities	42,190	40,592	1,598	3.9
Net gains on sales of investment securities	947	4,145	(3,198)	(77.2)
Total	$43,137	$44,737	$(1,600)	(3.6)%

Excluding gains on sales of investment securities, non-interest income increased $1.6 million, or 3.9%. Other service charges and fees grew $1.4 million, or 14.8%, driven mainly by a $631,000 increase in commercial interest rate swap fees, as new loan volumes increased in comparison to the first quarter of 2015, and by a $505,000 increase in merchant fee income related to higher transaction volumes in the first quarter of 2016. Service charges on deposits increased $989,000, or 8.5%, across all categories.
Gains on sales of mortgage loans decreased $863,000, or 24.4%, when compared to the first quarter of 2015, the net effect of a 34.7% decrease in volumes and a 15.6% increase in spreads. Mortgage servicing income increased $205,000, or 17.7%, due to a decrease in amortization of MSRs, as prepayments were lower when compared to the first quarter of 2015.
Gains on sales of investment securities decreased $3.2 million from the first quarter of 2015, which included gains from the sales of two pooled trust preferred debt securities in 2015. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Salaries and employee benefits	$69,372	$64,990	$4,382	6.7%
Net occupancy expense	12,220	13,692	(1,472)	(10.8)
Other outside services	6,056	5,750	306	5.3
Data processing	5,400	4,768	632	13.3
Software	3,921	3,318	603	18.2
Equipment expense	3,371	3,958	(587)	(14.8)
FDIC insurance expense	2,949	2,822	127	4.5
Supplies and postage	2,579	2,369	210	8.9
Professional fees	2,333	2,871	(538)	(18.7)
Marketing	1,624	1,233	391	31.7
Telecommunications	1,488	1,716	(228)	(13.3)
Other real estate owned and repossession expense	638	1,362	(724)	(53.2)
Operating risk loss	540	827	(287)	(34.7)
Intangible amortization	—	130	(130)	(100.0)
Other	7,922	8,672	(750)	(8.6)
Total	$120,413	$118,478	$1,935	1.6%

The $4.4 million, or 6.7%, increase in salaries and employee benefits primarily resulted from a $4.2 million, or 7.9%, increase in salaries, resulting primarily from higher average salaries per full-time equivalent (FTE) employee, normal merit increases, an increase in incentive compensation, and an additional day of expense in the first quarter of 2016. Benefits expenses were largely unchanged.

Net occupancy expense decreased $1.5 million, or 10.8%, as a result of milder winter conditions in 2016 driving down snow removal and utilities costs when compared to the first quarter of 2015. In addition, 2015 included $600,000 of accelerated depreciation related to consolidated branches.

Outside services include fees paid to consultants and expenses for contracted or outsourced services. Consulting expenses can fluctuate based on the timing and need for such services. The $306,000, or 5.3%, increase in expense in comparison to the first quarter of 2015 was largely due to the timing of certain expenses related to the Corporation’s BSA/AML Compliance Program remediation efforts.

The $1.2 million, or 15.3%, combined increase in data processing and software resulted from higher transaction volumes and contractual increases related to core processing systems, and amortization of capitalized software investments.

Equipment expense decreased $587,000, or 14.8%, primarily due to lower depreciation expense when compared to the first quarter of 2015 as certain assets became fully depreciated.

The $538,000, or 18.7%, decrease in professional fees was driven by lower costs for legal services resulting from both the timing and the need for such services.

Other real estate owned and repossession expense decreased $724,000, or 53.2%, when compared to the first quarter of 2015. This decrease was due to a $473,000 decrease in net losses on the sales of other real estate properties due to fewer transactions, and a $212,000 decrease in repossession expense due to lower activity.

The $750,000 decrease in the other category was mainly due to lower state taxes as liabilities were adjusted to reflect current expectations regarding state tax exposures.

Income Taxes

Income tax expense for the first quarter of 2016 was $12.0 million, a $1.5 million, or 11.2%, decrease from $13.5 million for the first quarter of 2015.

The Corporation’s effective tax rate was 23.9% in the first quarter of 2016, as compared to 25.2% in the first quarter of 2015. The effective tax rate is generally lower than the federal statutory rate of 35% due to investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs. The decrease in the effective rate from the first quarter of 2015 was driven by lower pre-tax earnings and higher low-income housing tax credits.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	March 31, 2016	December 31, 2015	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$83,479	$101,120	$(17,641)	(17.4)%
Other interest-earning assets	408,060	292,516	115,544	39.5
Loans held for sale	19,719	16,886	2,833	16.8
Investment securities	2,516,205	2,484,773	31,432	1.3
Loans, net of allowance	13,706,860	13,669,548	37,312	0.3
Premises and equipment	228,057	225,535	2,522	1.1
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	628,318	592,784	35,534	6.0
Total Assets	$18,122,254	$17,914,718	$207,536	1.2%
Liabilities and Shareholders’ Equity
Deposits	$14,404,280	$14,132,317	$271,963	1.9%
Short-term borrowings	352,883	497,663	(144,780)	(29.1)
Long-term debt	965,654	949,542	16,112	1.7
Other liabilities	326,128	293,302	32,826	11.2
Total Liabilities	16,048,945	15,872,824	176,121	1.1
Total Shareholders’ Equity	2,073,309	2,041,894	31,415	1.5
Total Liabilities and Shareholders’ Equity	$18,122,254	$17,914,718	$207,536	1.2%

The $115.5 million, or 39.5%, increase in other interest-earning assets resulted from higher balances of excess cash on deposit with the Federal Reserve Bank due to a higher net liquidity position, generally resulting from deposit growth exceeding loan growth.

The $35.5 million, or 6.0%, increase in other assets and the $32.8 million, or 11.2%, increase in other liabilities were driven by higher fair values for derivative financial instruments. See Note 9, "Derivative Financial Instruments," in the Notes to Consolidated Financial Statements for additional details.

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	March 31, 2016	December 31, 2015	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$25,173	$25,136	$37	0.1%
State and municipal securities	314,010	262,765	51,245	19.5
Corporate debt securities	89,886	96,955	(7,069)	(7.3)
Collateralized mortgage obligations	782,075	821,509	(39,434)	(4.8)
Mortgage-backed securities	1,188,668	1,158,835	29,833	2.6
Auction rate securities	97,326	98,059	(733)	(0.7)
Total debt securities	2,497,138	2,463,259	33,879	1.4
Equity securities	19,067	21,514	(2,447)	(11.4)
Total	$2,516,205	$2,484,773	$31,432	1.3%

State and municipal securities increased $51.2 million, or 19.5%, as the Corporation increased purchases of these securities to take advantage of higher after tax equivalent yields relative to other investment options.
Loans, net of unearned income
The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	March 31, 2016	December 31, 2015	$	%
	(dollars in thousands)
Real-estate – commercial mortgage	$5,558,108	$5,462,330	$95,778	1.8%
Commercial – industrial, financial and agricultural	4,035,333	4,088,962	(53,629)	(1.3)
Real-estate – home equity	1,659,481	1,684,439	(24,958)	(1.5)
Real-estate – residential mortgage	1,377,459	1,376,160	1,299	0.1
Real-estate – construction	810,872	799,988	10,884	1.4
Consumer	263,221	268,588	(5,367)	(2.0)
Leasing, overdrafts and other	166,227	158,135	8,092	5.1
Loans, net of unearned income	$13,870,701	$13,838,602	$32,099	0.2%

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $6.4 billion, or 45.9%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2016. The Corporation's maximum total lending commitment to an individual borrower was $50.0 million as of March 31, 2016. In addition to its policy of limiting the maximum total lending commitment to any individual borrower to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of March 31, 2016, the Corporation had 112 relationships with total borrowing commitments between $20.0 million and $50.0 million.

Commercial mortgage loans increased $95.8 million, or 1.8%, in comparison to December 31, 2015 across all of the Corporation's geographical markets. Commercial loans decreased $53.6 million, or 1.3%, primarily in the New Jersey ($31.2 million, or 5.5%), Pennsylvania ($19.0 million, or 0.6%), Virginia ($8.8 million, or 6.3%) and Delaware ($4.2 million, or 3.3%) markets, partially offset by an increase in the Maryland market ($9.5 million, or 2.9%).

The following table summarizes the industry concentration within the commercial loan portfolio:

	March 31, 2016	December 31, 2015
Services	22.3%	22.6%
Manufacturing	11.2	11.3
Health care	11.1	10.6
Construction (1)	9.7	9.7
Retail	8.5	8.3
Wholesale	8.0	8.0
Real estate (2)	7.7	7.3
Agriculture	4.8	5.1
Arts and entertainment	2.9	2.8
Transportation	2.7	2.7
Financial services	2.0	1.7
Other	9.1	9.9
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	March 31, 2016	December 31, 2015
	(in thousands)
Commercial - industrial, financial and agricultural	$154,491	$152,830
Real estate - commercial mortgage	99,463	96,219
Total	$253,954	$249,049
Total shared national credits increased $4.9 million, or 2.0%, in comparison to December 31, 2015. The Corporation's shared national credits are to borrowers located in its geographical markets, and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of March 31, 2016, none of the shared national credits were past due compared to one credit totaling $1.1 million, or 0.4%, of the total balance that was past due as of December 31, 2015.
Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	March 31, 2016			December 31, 2015
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$566,816	0.1%	69.9%	$559,991	0.2%	70.0%
Commercial - residential	182,279	7.8	22.5	179,303	7.3	22.4
Other	61,777	2.1	7.6	60,694	1.1	7.6
Total Real estate - construction	$810,872	2.0%	100.0%	$799,988	1.8%	100.0%

(1)	Represents all accruing loans 30 days or more past due and non-accrual loans as a percentage of total loans in each class segment.

Construction loans increased $10.9 million, or 1.4%, in comparison to December 31, 2015 and comprised 5.8% of the total loan portfolio at March 31, 2016. The increase in construction loans was primarily in loans secured by commercial real estate. Geographically, the increase in real estate construction loans was primarily in the New Jersey ($12.1 million, or 7.7%) and Delaware

($11.0 million, or 24.9%) markets, with slight increases also in the Virginia market, partially offset by decreases in the Pennsylvania ($10.1 million, or 2.1%) and Maryland ($2.2 million, or 3.5%) markets.

Provision for Credit Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2016	2015
	(dollars in thousands)
Average balance of loans, net of unearned income	$13,853,420	$13,095,528

Balance of allowance for credit losses at beginning of period	$171,412	$185,931
Loans charged off:
Commercial – industrial, financial and agricultural	6,188	1,863
Real estate – residential mortgage	1,068	1,281
Real estate – home equity	1,541	768
Real estate – commercial mortgage	582	709
Consumer	1,007	780
Real estate – construction	326	—
Leasing, overdrafts and other	443	363
Total loans charged off	11,155	5,764
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	2,319	786
Real estate – residential mortgage	136	159
Real estate – home equity	338	251
Real estate – commercial mortgage	825	436
Consumer	196	241
Real estate – construction	383	1,147
Leasing, overdrafts and other	81	171
Total recoveries	4,278	3,191
Net loans charged off	6,877	2,573
Provision for credit losses	1,530	(3,700)
Balance of allowance for credit losses at end of period	$166,065	$179,658

Net charge-offs to average loans (annualized)	0.20%	0.08%
The following table presents the components of the allowance for credit losses:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Allowance for loan losses	$163,841	$169,054
Reserve for unfunded lending commitments	2,224	2,358
Allowance for credit losses	$166,065	$171,412

Allowance for credit losses to loans outstanding	1.20%	1.24%
The provision for credit losses for the three months ended March 31, 2016 was $1.5 million, an increase of $5.2 million in comparison to the same period in 2015. The increase in the provision for credit losses was due to a negative provision for the three months ended March 31, 2015 which was driven by an improvement in net charge-off levels, particularly among pooled impaired loans across all portfolio segments.

Net charge-offs increased $4.3 million, or 167.3%, to $6.9 million for the first quarter of 2016, compared to $2.6 million for the first quarter of 2015. The increase in net charge-offs was primarily due to a $2.8 million increase in commercial loan net charge-offs and a $1.1 million increase in real estate construction net charge-offs as a result of lower recoveries compared to the same period in the prior year. Of the $6.9 million of net charge-offs recorded in the first quarter of 2016, the majority were for loans originated in Pennsylvania ($5.5 million, or 80.0%) and New Jersey ($1.2 million, or 17.2%).

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2016	March 31, 2015	December 31, 2015
	(dollars in thousands)
Non-accrual loans	$122,170	$129,929	$129,523
Loans 90 days or more past due and still accruing	15,013	19,365	15,291
Total non-performing loans	137,183	149,294	144,814
Other real estate owned (OREO)	10,946	14,251	11,099
Total non-performing assets	$148,129	$163,545	$155,913
Non-accrual loans to total loans	0.88%	0.99%	0.94%
Non-performing assets to total assets	0.82%	0.94%	0.87%
Allowance for credit losses to non-performing loans	121.05%	120.34%	118.37%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	March 31, 2016	March 31, 2015	December 31, 2015
	(in thousands)
Real estate – residential mortgage	$27,565	$31,574	$28,511
Real estate – commercial mortgage	17,427	23,468	17,563
Real estate – construction	3,092	7,791	3,942
Commercial – industrial, financial and agricultural	5,650	6,975	5,953
Real estate – home equity	6,530	3,084	4,556
Consumer	32	34	33
Total accruing TDRs	60,296	72,926	60,558
Non-accrual TDRs (1)	27,277	29,392	31,035
Total TDRs	$87,573	$102,318	$91,593
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first three months of 2016 and still outstanding as of March 31, 2016 totaled $3.7 million. During the first three months of 2016, $1.6 million of TDRs that were modified in the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2016:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended March 31, 2016
Balance of non-accrual loans at December 31, 2015	$42,199	$40,731	$12,044	$21,914	$11,210	$—	$1,425	$129,523
Additions	6,436	5,959	752	1,397	2,987	1,007	85	18,623
Payments	(5,331)	(3,543)	(1,972)	(151)	(366)	—	(4)	(11,367)
Charge-offs	(6,188)	(582)	(326)	(1,068)	(1,541)	(1,007)	(85)	(10,797)
Transfers to accrual status	—	—	—	(160)	(675)	—	—	(835)
Transfers to OREO	—	(1,704)	—	(1,152)	(121)	—	—	(2,977)
Balance of non-accrual loans at March 31, 2016	$37,116	$40,861	$10,498	$20,780	$11,494	$—	$1,421	$122,170

Non-accrual loans decreased $7.8 million, or 6.0%, and $7.4 million, or 5.7%, in comparison to March 31, 2015 and December 31, 2015, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	March 31, 2016	March 31, 2015	December 31, 2015
	(in thousands)
Real estate – commercial mortgage	$43,132	$46,331	$41,170
Commercial – industrial, financial and agricultural	39,140	43,265	44,071
Real estate – residential mortgage	25,182	28,595	28,484
Real estate – home equity	14,408	14,455	14,683
Real estate – construction	12,005	14,140	12,460
Consumer	1,802	2,484	2,440
Leasing	1,514	24	1,506
Total non-performing loans	$137,183	$149,294	$144,814

Non-performing loans decreased $12.1 million, or 8.1%, and $7.6 million, or 5.3% in comparison to March 31, 2015 and December 31, 2015, respectively. The decrease in non-performing loans was realized across most loan categories.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2016	March 31, 2015	December 31, 2015
	(in thousands)
Residential properties	$6,235	$8,055	$7,303
Commercial properties	3,101	3,254	2,167
Undeveloped land	1,610	2,942	1,629
Total OREO	$10,946	$14,251	$11,099

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

Total internally risk rated loans were $10.3 billion as of March 31, 2016 and December 31, 2015. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	March 31, 2016	December 31, 2015	$	%	March 31, 2016	December 31, 2015	$	%	March 31, 2016	December 31, 2015
	(dollars in thousands)
Real estate - commercial mortgage	$121,889	$102,625	$19,264	18.8%	$152,879	$155,442	$(2,563)	(1.6)%	$274,768	$258,067
Commercial - secured	78,508	92,711	(14,203)	(15.3)	134,446	136,710	(2,264)	(1.7)	212,954	229,421
Commercial -unsecured	2,634	2,761	(127)	(4.6)	3,372	3,346	26	0.8	6,006	6,107
Total Commercial - industrial, financial and agricultural	81,142	95,472	(14,330)	(15.0)	137,818	140,056	(2,238)	(1.6)	218,960	235,528
Construction - commercial residential	17,068	17,154	(86)	(0.5)	18,621	21,812	(3,191)	(14.6)	35,689	38,966
Construction - commercial	2,842	3,684	(842)	(22.9)	4,623	3,597	1,026	28.5	7,465	7,281
Total real estate - construction (excluding construction - other)	19,910	20,838	(928)	(4.5)	23,244	25,409	(2,165)	(8.5)	43,154	46,247
Total	$222,941	$218,935	$4,006	1.8%	$313,941	$320,907	$(6,966)	(2.2)%	$536,882	$539,842

% of total risk rated loans	2.2%	2.1%			3.0%	3.1%			5.2%	5.2%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	March 31, 2016			March 31, 2015			December 31, 2015
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.15%	0.78%	0.93%	0.50%	0.89%	1.39%	0.14%	0.77%	0.91%
Commercial – industrial, financial and agricultural	0.49%	0.97%	1.46%	0.26%	1.15%	1.41%	0.21%	1.06%	1.27%
Real estate – construction	0.52%	1.48%	2.00%	0.31%	2.09%	2.40%	0.28%	1.59%	1.87%
Real estate – residential mortgage	1.27%	1.83%	3.10%	1.75%	2.10%	3.85%	1.33%	2.07%	3.40%
Real estate – home equity	0.54%	0.87%	1.41%	0.74%	0.85%	1.59%	0.53%	0.87%	1.40%
Consumer, leasing and other	0.95%	0.77%	1.72%	1.72%	0.65%	2.37%	1.36%	0.92%	2.28%
Total	0.45%	0.99%	1.44%	0.62%	1.14%	1.76%	0.37%	1.04%	1.41%
Total dollars (in thousands)	$62,922	$137,183	$200,105	$81,289	$149,294	$230,583	$51,927	$144,814	$196,741

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $166.1 million as of March 31, 2016 is sufficient to cover incurred losses in both the loan portfolio and the unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (Decrease)
	March 31, 2016	December 31, 2015	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,134,861	$3,948,114	$186,747	4.7%
Interest-bearing demand	3,430,206	3,451,207	(21,001)	(0.6)
Savings	3,972,199	3,868,046	104,153	2.7
Total demand and savings	11,537,266	11,267,367	269,899	2.4
Time deposits	2,867,014	2,864,950	2,064	0.1
Total deposits	$14,404,280	$14,132,317	$271,963	1.9%

Noninterest-bearing demand deposits increased $186.7 million, or 4.7%, primarily as a result of increases in business account balances of $161.9 million, or 5.4%, and municipal account balances of $20.8 million, or 22.7%.

Interest-bearing demand accounts decreased $21.0 million, or 0.6%, primarily due to a $29.5 million, or 1.5%, decrease in personal account balances and a $3.6 million, or 1.2%, decrease in business account balances partially offset by a $12.1 million, or 1.0%, increase in municipal account balances. The $104.2 million, or 2.7%, increase in savings account balances was due to a $141.4 million, or 5.7%, increase in personal account balances partially offset by a decrease of $28.1 million, or 4.9%, in municipal account balances and a $9.2 million, or 1.2%, decrease in business account balances.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	March 31, 2016	December 31, 2015	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$162,431	$111,496	$50,935	45.7%
Customer short-term promissory notes	76,807	78,932	(2,125)	(2.7)
Total short-term customer funding	239,238	190,428	48,810	25.6
Federal funds purchased	32,645	197,235	(164,590)	(83.4)
Short-term FHLB advances (1)	81,000	110,000	(29,000)	(26.4)
Total short-term borrowings	352,883	497,663	(144,780)	(29.1)
Long-term debt:
FHLB advances	603,720	587,756	15,964	2.7
Other long-term debt	361,934	361,786	148	—
Total long-term debt	965,654	949,542	16,112	1.7
Total borrowings	$1,318,537	$1,447,205	$(128,668)	(8.9)%

(1) Represents FHLB advances with an original maturity term of less than one year.

The $144.8 million, or 29.1%, decrease in total short-term borrowings reflects the use of a portion of the $272.0 million increase in deposits to repay short-term borrowings, as loan growth was lower.

Shareholders' Equity

Total shareholders’ equity increased $31.4 million, or 1.5%, during the first three months of 2016. The increase was due primarily to $38.3 million of net income and a $16.9 million increase in other comprehensive income, partially offset by $15.6 million of common stock dividends and $11.2 million in treasury stock purchases.

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

As of March 31, 2016, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of March 31, 2016, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2016	December 31, 2015	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.1%	13.2%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.1%	10.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.1%	10.2%	4.5%	7.0%
Tier I Capital (to Average Assets)	8.9%	9.0%	4.0%	4.0%

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

Contractual maturities and repricing opportunities of loans are incorporated in the simulation model as are prepayment assumptions, maturity data and call options in the investment portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model's simulated results due to timing, amount and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The following table summarizes the expected impact of abrupt interest rate changes on net interest income as of March 31, 2016 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $82.7 million	16.0%
+200 bp	+ $55.4 million	10.7%
+100 bp	+ $25.8 million	5.0%
–100 bp	– $14.2 million	– 2.7%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of March 31, 2016, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2016, the Corporation had $684.7 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.7 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2016, the Corporation had aggregate availability under federal funds lines of $1.2 billion with $32.6 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2016, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2016 generated $34.1 million of cash, mainly due to net income. Cash used in investing activities was $169.7 million, due to net increases in loans and investment securities, partially offset by a decrease in short-term investments. Net cash provided by financing activities was $117.9 million due to increases in deposits, short-term borrowings and additions to long-term debt, partially offset by repayments of long-term debt, common stock, cash dividends and purchases of treasury stock.

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of March 31, 2016, equity investments consisted of $18.2 million of common stocks of publicly traded financial institutions and $892,000 of other equity investments.

The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $13.4 million and a fair value of $18.2 million at March 31, 2016, including an investment in a single financial institution with a cost basis of $7.4 million and a fair value of $9.1 million. The fair value of this investment accounted for 50.3% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $4.8 million as of March 31, 2016.

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

Municipal Securities

As of March 31, 2016, the Corporation owned $314.0 million of municipal securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of March 31, 2016, approximately 97% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 78% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Certificates

As of March 31, 2016, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates (ARCs), had a cost basis of $106.9 million and a fair value of $97.3 million.

ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of March 31, 2016, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime in the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2016, all of the ARCs were rated above investment grade, with approximately $6 million, or 6%, "AAA" rated and $92 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At March 31, 2016, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities and subordinated debt issued by financial institutions. As of March 31, 2016, these securities had an amortized cost of $95.4 million and an estimated fair value of $89.9 million.

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

See "Note 4 - Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities, and see "Note 11 - Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 10 "Commitment and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

January 1, 2016 to January 31, 2016	375,000	$12.14	375,000	$45,446,078
February 1, 2016 to February 29, 2016	542,200	$12.25	542,200	38,804,488
March 1, 2016 to March 31, 2016	—	$—	—	38,804,488

In October, 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2016. Repurchased shares may be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. During the first quarter of 2016, 917,200 shares had been repurchased under this program for a total cost of $11.2 million, or $12.21 per share.

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

FULTON FINANCIAL CORPORATION

Date:	May 5, 2016	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	May 5, 2016	/s/ Patrick S. Barrett
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended March 31,2016, filed on May 5, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.