Form 10-Q
period 2016-06-30
FULTON FINANCIAL CORP
filed 2016-08-05
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016, or

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
Common Stock, $2.50 Par Value –173,060,000 shares outstanding as of July 29, 2016.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$84,647	$101,120
Interest-bearing deposits with other banks	348,232	230,300
Federal Reserve Bank and Federal Home Loan Bank stock	59,854	62,216
Loans held for sale	34,330	16,886
Available for sale investment securities	2,529,724	2,484,773
Loans, net of unearned income	14,155,159	13,838,602
Less: Allowance for loan losses	(162,546)	(169,054)
Net Loans	13,992,613	13,669,548
Premises and equipment	228,861	225,535
Accrued interest receivable	43,316	42,767
Goodwill and intangible assets	531,556	531,556
Other assets	626,902	550,017
Total Assets	$18,480,035	$17,914,718
LIABILITIES
Deposits:
Noninterest-bearing	$4,125,375	$3,948,114
Interest-bearing	10,167,189	10,184,203
Total Deposits	14,292,564	14,132,317
Short-term borrowings:
Federal funds purchased	449,184	197,235
Other short-term borrowings	273,030	300,428
Total Short-Term Borrowings	722,214	497,663
Accrued interest payable	8,336	10,724
Other liabilities	384,372	282,578
Federal Home Loan Bank advances and long-term debt	965,552	949,542
Total Liabilities	16,373,038	15,872,824
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 219.0 million shares issued in 2016 and 218.9 million shares issued in 2015	547,530	547,141
Additional paid-in capital	1,455,351	1,450,690
Retained earnings	686,635	641,588
Accumulated other comprehensive income (loss)	7,689	(22,017)
Treasury stock, at cost, 45.9 million shares in 2016 and 44.7 million shares in 2015	(590,208)	(575,508)
Total Shareholders’ Equity	2,106,997	2,041,894
Total Liabilities and Shareholders’ Equity	$18,480,035	$17,914,718

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$134,643	$129,910	$268,722	$259,687
Investment securities:
Taxable	11,159	10,944	23,162	22,226
Tax-exempt	2,320	1,881	4,360	3,968
Dividends	135	296	295	644
Loans held for sale	188	265	319	438
Other interest income	864	933	1,762	3,038
Total Interest Income	149,309	144,229	298,620	290,001
INTEREST EXPENSE
Deposits	10,887	10,053	21,614	19,876
Short-term borrowings	217	103	485	180
Long-term debt	9,289	11,153	18,551	23,444
Total Interest Expense	20,393	21,309	40,650	43,500
Net Interest Income	128,916	122,920	257,970	246,501
Provision for credit losses	2,511	2,200	4,041	(1,500)
Net Interest Income After Provision for Credit Losses	126,405	120,720	253,929	248,001
NON-INTEREST INCOME
Other service charges and fees	12,983	10,988	23,733	20,351
Service charges on deposit accounts	12,896	12,637	25,454	24,206
Investment management and trust services	11,247	11,011	22,235	21,900
Mortgage banking income	3,897	5,339	7,927	10,027
Investment securities gains, net	76	2,415	1,023	6,560
Other	5,038	4,099	8,902	8,182
Total Non-Interest Income	46,137	46,489	89,274	91,226
NON-INTEREST EXPENSE
Salaries and employee benefits	70,029	65,067	139,401	130,057
Net occupancy expense	11,811	11,809	24,031	25,501
Other outside services	5,508	8,125	11,564	13,875
Data processing	5,476	4,894	10,876	9,662
Software	3,953	3,376	7,874	6,694
Professional fees	3,353	2,731	5,686	5,602
FDIC insurance expense	2,960	2,885	5,909	5,707
Equipment expense	2,872	3,335	6,243	7,293
Supplies and postage	2,706	2,726	5,285	5,095
Marketing	1,916	2,235	3,540	3,468
Telecommunications	1,459	1,617	2,947	3,333
Operating risk loss	986	674	1,526	1,501
Other real estate owned and repossession expense	365	129	1,003	1,491
Intangible amortization	—	106	—	236
Other	8,243	8,645	16,165	17,317
Total Non-Interest Expense	121,637	118,354	242,050	236,832
Income Before Income Taxes	50,905	48,855	101,153	102,395
Income taxes	11,155	12,175	23,146	25,679
Net Income	$39,750	$36,680	$78,007	$76,716

PER SHARE:
Net Income (Basic)	$0.23	$0.21	$0.45	$0.43
Net Income (Diluted)	0.23	0.21	0.45	0.43
Cash Dividends	0.10	0.09	0.19	0.18
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015

Net Income	$39,750	$36,680	$78,007	$76,716
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	12,839	(12,008)	29,865	(2,016)
Reclassification adjustment for securities gains included in net income	(49)	(1,569)	(665)	(4,264)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	—	—	—	125
Amortization of unrealized loss on derivative financial instruments	4	34	8	68
Amortization of net unrecognized pension and postretirement items	32	466	498	932
Other Comprehensive Income (Loss)	12,826	(13,077)	29,706	(5,155)
Total Comprehensive Income	$52,576	$23,603	$107,713	$71,561

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(in thousands, except per-share data)

	Common Stock			Retained Earnings			Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)		$(575,508)	$2,041,894
Net income				78,007				78,007
Other comprehensive income					29,706			29,706
Stock issued, including related tax benefits	273	389	1,405				1,554	3,348
Stock-based compensation awards			3,256					3,256
Acquisition of treasury stock	(1,310)						(16,254)	(16,254)
Common stock cash dividends - $0.19 per share				(32,960)				(32,960)
Balance at June 30, 2016	173,139	$547,530	$1,455,351	$686,635	$7,689		$(590,208)	$2,106,997

Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)		$(510,501)	$1,996,665
Net income				76,716				76,716
Other comprehensive loss					(5,155)			(5,155)
Stock issued, including related tax benefits	423	664	1,954				2,077	4,695
Stock-based compensation awards			2,838					2,838
Acquisition of treasury stock	(1,538)						(19,013)	(19,013)
Settlement of accelerated stock repurchase agreement	(1,790)		20,000			—	(20,000)	—
Common stock cash dividends - $0.18 per share				(31,929)				(31,929)
Balance at June 30, 2015	176,019	$546,219	$1,445,315	$603,597	$(22,877)		$(547,437)	$2,024,817

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$78,007	$76,716
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,041	(1,500)
Depreciation and amortization of premises and equipment	13,804	13,920
Net amortization of investment securities premiums	4,647	3,288
Investment securities gains, net	(1,023)	(6,560)
Gain on sales of mortgage loans held for sale	(7,110)	(7,961)
Proceeds from sales of mortgage loans held for sale	304,516	406,703
Originations of mortgage loans held for sale	(314,850)	(415,200)
Amortization of intangible assets	—	236
Amortization of issuance costs on long-term debt	193	279
Stock-based compensation	3,256	2,838
Excess tax benefits from stock-based compensation	(28)	(63)
(Increase) decrease in accrued interest receivable	(549)	625
(Increase) decrease in other assets	(18,268)	10,181
Decrease in accrued interest payable	(2,388)	(2,873)
Increase (decrease) in other liabilities	9,866	(3,322)
Total adjustments	(3,893)	591
Net cash provided by operating activities	74,114	77,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	84,972	18,815
Proceeds from maturities of securities available for sale	282,832	205,620
Purchase of securities available for sale	(355,220)	(346,322)
(Increase) decrease in short-term investments	(115,570)	35,759
Net increase in loans	(326,902)	(147,492)
Net purchases of premises and equipment	(17,130)	(14,687)
Net cash used in investing activities	(447,018)	(248,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	202,552	205,901
Net decrease in time deposits	(42,305)	(67,698)
Increase in short-term borrowings	224,551	79,316
Additions to long-term debt	16,000	148,099
Repayments of long-term debt	(183)	(155,150)
Net proceeds from issuance of common stock	3,320	4,632
Excess tax benefits from stock-based compensation	28	63
Dividends paid	(31,278)	(30,397)
Acquisition of treasury stock	(16,254)	(19,013)
Net cash provided by financing activities	356,431	165,753
Net Decrease in Cash and Due From Banks	(16,473)	(5,247)
Cash and Due From Banks at Beginning of Period	101,120	105,702
Cash and Due From Banks at End of Period	$84,647	$100,455
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$43,038	$46,373
Income taxes	9,087	11,051
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The standard also requires significantly expanded disclosures about revenue recognition. During the first half of 2016, the FASB issued amendments to this standard (ASC Updates 2016-08, 2016-10, 2016-11 and 2016-12). These amendments provide further clarification to the standard. For public business entities, ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted. For the Corporation, this standards update is effective with its March 31, 2018 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements.

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

In June 2016, the FASB issued ASC Update 2016-13, "Financial Instruments - Credit Losses." The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable (current practice). ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. For the Corporation, this standards update is effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Weighted average shares outstanding (basic)	173,394	176,433	173,363	177,446
Impact of common stock equivalents	924	1,098	1,004	1,042
Weighted average shares outstanding (diluted)	174,318	177,531	174,367	178,488
For the three and six months ended June 30, 2016, 802,000 and 844,000 stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2015, 1.8 million and 2.0 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE 3 – Accumulated Other Comprehensive Income
The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended June 30, 2016
Unrealized gain on securities	$19,753	$(6,914)	$12,839
Reclassification adjustment for securities gains included in net income (1)	(76)	27	(49)
Amortization of unrealized loss on derivative financial instruments (2)	6	(2)	4
Amortization of net unrecognized pension and postretirement items (3)	49	(17)	32
Total Other Comprehensive Income	$19,732	$(6,906)	$12,826
Three months ended June 30, 2015
Unrealized loss on securities	$(18,474)	$6,466	$(12,008)
Reclassification adjustment for securities gains included in net income (1)	(2,413)	844	(1,569)
Amortization of unrealized loss on derivative financial instruments(2)	52	(18)	34
Amortization of net unrecognized pension and postretirement items (3)	717	(251)	466
Total Other Comprehensive Loss	$(20,118)	$7,041	$(13,077)

Six months ended June 30, 2016
Unrealized gain on securities	$45,946	$(16,081)	$29,865
Reclassification adjustment for securities gains included in net income (1)	(1,023)	358	(665)
Amortization of unrealized loss on derivative financial instruments (2)	12	(4)	8
Amortization of net unrecognized pension and postretirement items (3)	766	(268)	498
Total Other Comprehensive Income	$45,701	$(15,995)	$29,706

Six months ended June 30, 2015
Unrealized loss on securities	$(3,103)	$1,087	$(2,016)
Reclassification adjustment for securities gains included in net income (1)	(6,558)	2,294	(4,264)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	192	(67)	125
Amortization of unrealized loss on derivative financial instruments (2)	104	(36)	68
Amortization of net unrecognized pension and postretirement items (3)	1,434	(502)	932
Total Other Comprehensive Loss	$(7,931)	$2,776	$(5,155)

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

The following table presents changes in each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2016
Balance at March 31, 2016	$9,911	$458	$(11)	$(15,495)	$(5,137)
Other comprehensive income before reclassifications	12,839	—	—	—	12,839
Amounts reclassified from accumulated other comprehensive income (loss)	(49)	—	4	32	(13)
Balance at June 30, 2016	$22,701	$458	$(7)	$(15,463)	$7,689
Three months ended June 30, 2015
Balance at March 31, 2015	$14,311	$440	$(2,512)	$(22,039)	$(9,800)
Other comprehensive income before reclassifications	(12,008)	—	—	—	(12,008)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,473)	(96)	34	466	(1,069)
Balance at June 30, 2015	$830	$344	$(2,478)	$(21,573)	$(22,877)

Six months ended June 30, 2016
Balance at December 31, 2015	$(6,499)	$458	$(15)	$(15,961)	$(22,017)
Other comprehensive income before reclassifications	29,865	—	—	—	29,865
Amounts reclassified from accumulated other comprehensive income (loss)	(665)	—	8	498	(159)
Balance at June 30, 2016	$22,701	$458	$(7)	$(15,463)	$7,689
Six months ended June 30, 2015
Balance at December 31, 2014	$5,980	$1,349	$(2,546)	$(22,505)	$(17,722)
Other comprehensive income before reclassifications	(2,016)	125	—	—	(1,891)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,134)	(1,130)	68	932	(3,264)
Balance at June 30, 2015	$830	$344	$(2,478)	$(21,573)	$(22,877)

NOTE 4 – Investment Securities
The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2016
U.S. Government sponsored agency securities	$143	$3	$—	$146
State and municipal securities	333,246	12,101	—	345,347
Corporate debt securities	95,419	3,001	(6,873)	91,547
Collateralized mortgage obligations	701,853	5,951	(1,458)	706,346
Mortgage-backed securities	1,242,267	25,501	(5)	1,267,763
Auction rate securities	106,949	—	(9,063)	97,886
Total debt securities	2,479,877	46,557	(17,399)	2,509,035
Equity securities	14,210	6,493	(14)	20,689
Total	$2,494,087	$53,050	$(17,413)	$2,529,724

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2015
U.S. Government sponsored agency securities	$25,154	$35	$(53)	$25,136
State and municipal securities	256,746	6,019	—	262,765
Corporate debt securities	100,336	2,695	(6,076)	96,955
Collateralized mortgage obligations	835,439	3,042	(16,972)	821,509
Mortgage-backed securities	1,154,935	10,104	(6,204)	1,158,835
Auction rate securities	106,772	—	(8,713)	98,059
Total debt securities	2,479,382	21,895	(38,018)	2,463,259
Equity securities	14,677	6,845	(8)	21,514
Total	$2,494,059	$28,740	$(38,026)	$2,484,773
Securities carried at $1.7 billion as of June 30, 2016 and December 31, 2015 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $19.8 million at June 30, 2016 and $20.6 million at December 31, 2015) and other equity investments (estimated fair value of $895,000 at June 30, 2016 and $914,000 at December 31, 2015).
As of June 30, 2016, the financial institutions stock portfolio had a cost basis of $13.4 million and an estimated fair value of $19.8 million, including an investment in a single financial institution with a cost basis of $7.4 million and an estimated fair value of $10.4 million. The estimated fair value of this investment accounted for 52.5% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of June 30, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$55,965	$56,628
Due from one year to five years	44,833	46,408
Due from five years to ten years	94,787	97,933
Due after ten years	340,172	333,957
	535,757	534,926
Collateralized mortgage obligations	701,853	706,346
Mortgage-backed securities	1,242,267	1,267,763
Total debt securities	$2,479,877	$2,509,035
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended June 30, 2016	(in thousands)
Equity securities	$4	$(10)	$(6)
Debt securities	108	(26)	82
Total	$112	$(36)	$76
Three months ended June 30, 2015
Equity securities	$2,290	$—	$2,290
Debt securities	125	—	125
Total	$2,415	$—	$2,415

Six months ended June 30, 2016
Equity securities	$737	$(10)	$727
Debt securities	322	(26)	296
Total	$1,059	$(36)	$1,023
Six months ended June 30, 2015
Equity securities	$4,260	$—	$4,260
Debt securities	2,300	—	2,300
Total	$6,560	$—	$6,560

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at June 30, 2016 and 2015:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(11,510)	$(12,302)	$(11,510)	$(16,242)
Reductions for securities sold during the period	—	792	—	4,730
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	2
Balance of cumulative credit losses on debt securities, end of period	$(11,510)	$(11,510)	$(11,510)	$(11,510)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$—	$—	$32,186	$(6,873)	$32,186	$(6,873)
Collateralized mortgage obligations	21,695	(17)	292,954	(1,441)	314,649	(1,458)
Mortgage-backed securities	—	—	11,569	(5)	11,569	(5)
Auction rate securities	—	—	97,886	(9,063)	97,886	(9,063)
Total debt securities	21,695	(17)	434,595	(17,382)	456,290	(17,399)
Equity securities	681	(14)	—	—	681	(14)
	$22,376	$(31)	$434,595	$(17,382)	$456,971	$(17,413)
The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2016.
As of June 30, 2016, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of June 30, 2016, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with an estimated fair value of $97.9 million were not subject to any other-than-temporary impairment charges as of June 30, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of June 30, 2016 to be other-than-temporarily impaired.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	June 30, 2016		December 31, 2015
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$43,697	$37,461	$44,648	$39,106
Subordinated debt	29,662	30,708	39,610	40,779
Senior debt	18,040	18,652	12,043	12,329
Pooled trust preferred securities	—	706	—	706
Corporate debt securities issued by financial institutions	91,399	87,527	96,301	92,920
Other corporate debt securities	4,020	4,020	4,035	4,035
Available for sale corporate debt securities	$95,419	$91,547	$100,336	$96,955

Single-issuer trust preferred securities had an unrealized loss of $6.2 million at June 30, 2016. Six of the 19 single-issuer trust preferred securities were rated below investment grade by at least one ratings agency, with an amortized cost of $11.5 million and an estimated fair value of $9.5 million at June 30, 2016. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $2.4 million at June 30, 2016 were not rated by any ratings agency.

Based on management’s evaluations, corporate debt securities with a fair value of $91.5 million were not subject to any other-than-temporary impairment charges as of June 30, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Real-estate - commercial mortgage	$5,635,347	$5,462,330
Commercial - industrial, financial and agricultural	4,099,177	4,088,962
Real-estate - home equity	1,647,319	1,684,439
Real-estate - residential mortgage	1,447,292	1,376,160
Real-estate - construction	853,699	799,988
Consumer	278,071	268,588
Leasing and other	208,602	170,914
Overdrafts	3,214	2,737
Loans, gross of unearned income	14,172,721	13,854,118
Unearned income	(17,562)	(15,516)
Loans, net of unearned income	$14,155,159	$13,838,602

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
The following table presents the components of the allowance for credit losses:

	June 30, 2016	December 31, 2015
	(in thousands)
Allowance for loan losses	$162,546	$169,054
Reserve for unfunded lending commitments	2,562	2,358
Allowance for credit losses	$165,108	$171,412

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$166,065	$179,658	$171,412	$185,931
Loans charged off	(10,746)	(15,372)	(21,901)	(21,136)
Recoveries of loans previously charged off	7,278	2,967	11,556	6,158
Net loans charged off	(3,468)	(12,405)	(10,345)	(14,978)
Provision for credit losses	2,511	2,200	4,041	(1,500)
Balance at end of period	$165,108	$169,453	$165,108	$169,453

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended June 30, 2016
Balance at March 31, 2016	$48,311	$54,333	$22,524	$19,928	$6,282	$2,324	$2,974	$7,165	$163,841
Loans charged off	(1,474)	(4,625)	(1,045)	(340)	(742)	(569)	(1,951)	—	(10,746)
Recoveries of loans previously charged off	1,367	2,931	350	420	1,563	539	108	—	7,278
Net loans charged off	(107)	(1,694)	(695)	80	821	(30)	(1,843)	—	(3,468)
Provision for loan losses (1)	(4,464)	(884)	4,341	1,218	(1,331)	690	1,387	1,216	2,173
Balance at June 30, 2016	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546
Three months ended June 30, 2015
Balance at March 31, 2015	$52,860	$57,150	$23,481	$23,235	$8,487	$2,527	$1,653	$8,308	$177,701
Loans charged off	(1,642)	(11,166)	(870)	(783)	(87)	(357)	(467)	—	(15,372)
Recoveries of loans previously charged off	451	1,471	189	187	231	368	70	—	2,967
Net loans charged off	(1,191)	(9,695)	(681)	(596)	144	11	(397)	—	(12,405)
Provision for loan losses (1)	(989)	1,715	(294)	148	(882)	70	359	2,062	2,189
Balance at June 30, 2015	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485
Six months ended June 30, 2016
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans charged off	(2,056)	(10,813)	(2,586)	(1,408)	(1,068)	(1,576)	(2,394)	—	(21,901)
Recoveries of loans previously charged off	2,192	5,250	688	556	1,946	735	189	—	11,556
Net loans charged off	136	(5,563)	(1,898)	(852)	878	(841)	(2,205)	—	(10,345)
Provision for loan losses (1)	(4,262)	220	5,663	703	(1,635)	1,240	2,255	(347)	3,837
Balance at June 30, 2016	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546
Six months ended June 30, 2015
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans charged off	(2,351)	(13,029)	(1,638)	(2,064)	(87)	(1,137)	(830)	—	(21,136)
Recoveries of loans previously charged off	887	2,257	440	346	1,378	609	241	—	6,158
Net loans charged off	(1,464)	(10,772)	(1,198)	(1,718)	1,291	(528)	(589)	—	(14,978)
Provision for loan losses (1)	(1,349)	8,564	(4,567)	(4,567)	(3,298)	121	405	3,010	(1,681)
Balance at June 30, 2015	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485

(1)
The provision for loan losses excluded a $338,000 and $204,000 increase, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2016 and an $11,000 and $181,000 increase, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2015. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $2.5 million and $4.0 million for the three and six months ended June 30, 2016, respectively, and $2.2 million and a negative $1.5 million for the three and six months ended June 30, 2015.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated (1)	Total
	(in thousands)
Allowance for loan losses at June 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$32,861	$40,945	$17,089	$9,044	$4,004	$2,971	$2,518	$8,381	$117,813
Evaluated for impairment under FASB ASC Section 310-10-35	10,879	10,810	9,081	12,182	1,768	13	—	N/A	44,733
	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546

Loans, net of unearned income at June 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$5,582,027	$4,057,883	$1,629,443	$1,399,399	$841,193	$278,053	$194,254	N/A	$13,982,252
Evaluated for impairment under FASB ASC Section 310-10-35	53,320	41,294	17,876	47,893	12,506	18	—	N/A	172,907
	$5,635,347	$4,099,177	$1,647,319	$1,447,292	$853,699	$278,071	$194,254	N/A	$14,155,159

Allowance for loan losses at June 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$37,228	$38,090	$15,838	$8,763	$5,430	$2,588	$1,615	$10,370	$119,922
Evaluated for impairment under FASB ASC Section 310-10-35	13,452	11,080	6,668	14,024	2,319	20	—	N/A	47,563
	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485

Loans, net of unearned income at June 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$5,172,333	$3,764,999	$1,676,410	$1,315,908	$712,975	$272,463	$136,521	N/A	$13,051,609
Evaluated for impairment under FASB ASC Section 310-10-35	65,467	41,700	13,278	53,195	18,950	31	—	N/A	192,621
	$5,237,800	$3,806,699	$1,689,688	$1,369,103	$731,925	$272,494	$136,521	N/A	$13,244,230

(1)
The unallocated allowance, which was approximately 5% and 6% of the total allowance for credit losses, respectively, as of June 30, 2016 and 2015, was, in the opinion of management, reasonable and appropriate given that the estimates used in the allocation process are inherently imprecise.

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

Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $2.5 million provision for credit losses during the three months ended June 30, 2016, compared to a $2.2 million provision for credit losses for the same period in 2015.
All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis.
As of June 30, 2016 and December 31, 2015, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of June 30, 2016 and 2015, approximately 89% and 72%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated in the preceding 12 months.

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
The following table presents total impaired loans by class segment:

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,452	$22,501	$—	$27,872	$22,596	$—
Commercial - secured	21,458	18,137	—	18,012	13,702	—
Real estate - residential mortgage	6,353	6,171	—	4,790	4,790	—
Construction - commercial residential	7,743	6,543	—	9,916	8,865	—
	61,006	53,352		60,590	49,953
With a related allowance recorded:
Real estate - commercial mortgage	41,420	30,819	10,879	45,189	35,698	12,471
Commercial - secured	27,349	22,183	10,230	39,659	33,629	14,085
Commercial - unsecured	1,182	974	580	971	821	498
Real estate - home equity	22,944	17,876	9,081	20,347	15,766	7,993
Real estate - residential mortgage	49,976	41,722	12,182	55,242	45,635	13,422
Construction - commercial residential	8,610	5,043	1,447	9,949	6,290	2,110
Construction - commercial	731	504	166	820	638	217
Construction - other	416	416	155	331	193	68
Consumer - direct	18	18	13	19	19	14
Consumer - indirect	—	—	—	14	14	8
Leasing, other and overdrafts	—	—	—	1,658	1,425	704
	152,646	119,555	44,733	174,199	140,128	51,590
Total	$213,652	$172,907	$44,733	$234,789	$190,081	$51,590
As of June 30, 2016 and December 31, 2015, there were $53.4 million and $50.0 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$22,762	$72	$27,410	$87	$22,707	$141	$26,018	178
Commercial - secured	15,182	20	16,163	24	14,688	36	15,636	45
Real estate - residential mortgage	6,191	33	5,541	32	5,724	63	5,318	60
Construction - commercial residential	6,421	16	12,171	40	7,236	35	13,048	95
Construction - commercial	—	—	925	—	—	—	1,144	—
	50,556	141	62,210	183	50,355	275	61,164	378
With a related allowance recorded:
Real estate - commercial mortgage	33,042	104	40,204	126	33,927	212	40,143	259
Commercial - secured	25,919	33	25,902	38	28,489	71	23,713	74
Commercial - unsecured	929	1	2,082	2	893	2	1,751	3
Real estate - home equity	17,950	70	13,016	33	17,222	127	13,163	64
Real estate - residential mortgage	41,928	226	47,020	270	43,164	461	46,839	543
Construction - commercial residential	5,566	14	6,031	21	5,807	29	6,655	49
Construction - commercial	548	—	960	—	578	—	981	—
Construction - other	513	—	281	—	406	—	281	—
Consumer - direct	10	—	17	—	16	—	18	—
Consumer - indirect	15	—	17	—	11	—	17	—
Leasing, other and overdrafts	711	—	—	—	949	—	—	—
	127,131	448	135,530	490	131,462	902	133,561	992
Total	$177,687	$589	$197,740	$673	$181,817	$1,177	$194,725	1,370

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2016 and 2015 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate - commercial mortgage	$5,371,366	$5,204,263	$141,417	$102,625	$122,564	$155,442	$5,635,347	$5,462,330
Commercial - secured	3,718,231	3,696,692	95,330	92,711	130,180	136,710	3,943,741	3,926,113
Commercial - unsecured	149,548	156,742	2,467	2,761	3,421	3,346	155,436	162,849
Total commercial - industrial, financial and agricultural	3,867,779	3,853,434	97,797	95,472	133,601	140,056	4,099,177	4,088,962
Construction - commercial residential	151,817	140,337	17,012	17,154	14,838	21,812	183,667	179,303
Construction - commercial	596,971	552,710	2,548	3,684	4,594	3,597	604,113	559,991
Total construction (excluding Construction - other)	748,788	693,047	19,560	20,838	19,432	25,409	787,780	739,294
	$9,987,933	$9,750,744	$258,774	$218,935	$275,597	$320,907	$10,522,304	$10,290,586
% of Total	94.9%	94.8%	2.5%	2.1%	2.6%	3.1%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and lease receivables. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the various delinquency status categories is a significant component of the allowance for credit losses methodology for those loans, which bases the probability of default on this migration.

The following table presents a summary of performing, delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate - home equity	$1,623,095	$1,660,773	$10,051	$8,983	$14,173	$14,683	$1,647,319	$1,684,439
Real estate - residential mortgage	1,408,244	1,329,371	14,018	18,305	25,030	28,484	1,447,292	1,376,160
Construction - other	63,404	59,997	1,416	88	1,099	609	65,919	60,694
Consumer - direct	92,906	94,262	1,860	2,254	1,695	2,203	96,461	98,719
Consumer - indirect	179,293	166,823	2,124	2,809	193	237	181,610	169,869
Total consumer	272,199	261,085	3,984	5,063	1,888	2,440	278,071	268,588
Leasing, other and overdrafts	193,233	155,870	863	759	158	1,506	194,254	158,135
	$3,560,175	$3,467,096	$30,332	$33,198	$42,348	$47,722	$3,632,855	$3,548,016
% of Total	98.0%	97.7%	0.8%	1.0%	1.2%	1.3%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	June 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans	$111,742	$129,523
Loans 90 days or more past due and still accruing	15,992	15,291
Total non-performing loans	127,734	144,814
Other real estate owned (OREO)	11,918	11,099
Total non-performing assets	$139,652	$155,913

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$7,813	$2,288	$192	$35,512	$35,704	$45,805	$5,589,542	$5,635,347
Commercial - secured	4,532	7,207	2,997	34,675	37,672	49,411	3,894,330	3,943,741
Commercial - unsecured	372	43	367	863	1,230	1,645	153,791	155,436
Total commercial - industrial, financial and agricultural	4,904	7,250	3,364	35,538	38,902	51,056	4,048,121	4,099,177
Real estate - home equity	7,600	2,451	3,470	10,703	14,173	24,224	1,623,095	1,647,319
Real estate - residential mortgage	10,356	3,662	4,461	20,569	25,030	39,048	1,408,244	1,447,292
Construction - commercial residential	—	541	—	8,499	8,499	9,040	174,627	183,667
Construction - commercial	1,482	1,134	1,777	504	2,281	4,897	599,216	604,113
Construction - other	1,416	—	682	417	1,099	2,515	63,404	65,919
Total real estate - construction	2,898	1,675	2,459	9,420	11,879	16,452	837,247	853,699
Consumer - direct	1,169	691	1,695	—	1,695	3,555	92,906	96,461
Consumer - indirect	1,734	390	193	—	193	2,317	179,293	181,610
Total consumer	2,903	1,081	1,888	—	1,888	5,872	272,199	278,071
Leasing, other and overdrafts	400	463	158	—	158	1,021	193,233	194,254
Total	$36,874	$18,870	$15,992	$111,742	$127,734	$183,478	$13,971,681	$14,155,159

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,469	$1,312	$439	$40,731	$41,170	$48,951	$5,413,379	$5,462,330
Commercial - secured	5,654	2,615	1,853	41,498	43,351	51,620	3,874,493	3,926,113
Commercial - unsecured	510	83	19	701	720	1,313	161,536	162,849
Total commercial - industrial, financial and agricultural	6,164	2,698	1,872	42,199	44,071	52,933	4,036,029	4,088,962
Real estate - home equity	6,438	2,545	3,473	11,210	14,683	23,666	1,660,773	1,684,439
Real estate - residential mortgage	15,141	3,164	6,570	21,914	28,484	46,789	1,329,371	1,376,160
Construction - commercial residential	1,366	494	—	11,213	11,213	13,073	166,230	179,303
Construction - commercial	50	176	—	638	638	864	559,127	559,991
Construction - other	88	—	416	193	609	697	59,997	60,694
Total real estate - construction	1,504	670	416	12,044	12,460	14,634	785,354	799,988
Consumer - direct	1,687	567	2,203	—	2,203	4,457	94,262	98,719
Consumer - indirect	2,308	501	237	—	237	3,046	166,823	169,869
Total consumer	3,995	1,068	2,440	—	2,440	7,503	261,085	268,588
Leasing, other and overdrafts	483	276	81	1,425	1,506	2,265	155,870	158,135
Total	$40,194	$11,733	$15,291	$129,523	$144,814	$196,741	$13,641,861	$13,838,602

The following table presents TDRs, by class segment:

	June 30, 2016	December 31, 2015
	(in thousands)
Real-estate - residential mortgage	$27,324	$28,511
Real-estate - commercial mortgage	17,808	17,563
Commercial - secured	5,645	5,833
Construction - commercial residential	3,086	3,942
Real estate - home equity	7,173	4,556
Commercial - unsecured	111	120
Consumer - indirect	—	14
Consumer - direct	18	19
Total accruing TDRs	61,165	60,558
Non-accrual TDRs (1)	24,887	31,035
Total TDRs	$86,052	$91,593

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

As of June 30, 2016 and December 31, 2015, there were $3.8 million and $5.3 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment as of June 30, 2016 and 2015, that were modified during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30				Six months ended June 30
	2016		2015		2016		2015
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial – secured:
Extend maturity without rate concession	4	$1,146	3	$1,047	6	$1,976	11	$7,823
Commercial – unsecured:
Extend maturity without rate concession	—	—	—	—	2	103	1	42
Real estate - commercial mortgage:
Extend maturity without rate concession	—	—	1	132	—	—	4	2,627
Real estate - home equity:
Extend maturity with rate concession	—	—	—	—	1	44	—	—
Bankruptcy	23	969	15	739	60	3,667	25	1,231
Real estate – residential mortgage:
Extend maturity with rate concession	—	—	—	—	—	—	1	104
Extend maturity without rate concession	2	315	—	—	2	315	2	225
Bankruptcy	1	373	4	456	1	373	5	737
Construction - commercial residential:
Extend maturity without rate concession	—	—	—	—	—	—	1	889
Consumer - direct:
Bankruptcy	—	—	—	—	1	2	—	—
Consumer - indirect:
Bankruptcy	—	—	—	—	—	—	1	13

Total	30	$2,803	23	$2,374	73	$6,480	51	$13,691

The following table presents TDRs, by class segment, as of June 30, 2016 and 2015, that were modified in the previous 12 months and had a post-modification payment default during the six months ended June 30, 2016 and 2015. The Corporation defines a payment default as a single missed payment.

	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - home equity	22	$1,448	7	$614
Real estate - residential mortgage	5	972	6	652
Commercial - secured	4	1,096	8	4,779
Real estate - commercial mortgage	2	132	2	191
Commercial - unsecured	1	27	—	—
Total	34	$3,675	23	$6,236

NOTE 6 – Mortgage Servicing Rights
The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Amortized cost:
Balance at beginning of period	$40,195	$41,803	$40,944	$42,148
Originations of mortgage servicing rights	1,508	1,956	2,428	3,513
Amortization	(1,829)	(2,161)	(3,498)	(4,063)
Balance at end of period	$39,874	$41,598	$39,874	$41,598

Valuation allowance:
Balance at beginning of period	$—	$—	$—	$—
Additions	(1,721)	—	(1,721)	—
Balance at end of period	$(1,721)	$—	$(1,721)	$—

Net MSRs at end of period	$38,153	$41,598	$38,153	$41,598

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined that an addition to the valuation allowance of $1.7 million was necessary as of June 30, 2016. No valuation allowance was necessary as of June 30, 2015.

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense	$1,820	$1,767	$3,256	$2,838
Tax benefit	(642)	(622)	(1,075)	(914)
Stock-based compensation expense, net of tax	$1,178	$1,145	$2,181	$1,924

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

As of June 30, 2016, the Employee Equity Plan had 11.5 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 384,000 shares reserved for future grants through 2021. On May 1, 2016, the Corporation granted approximately 356,000 PSUs and 163,000 RSUs under the Employee Equity Plan. On June 1, 2016, the Corporation granted approximately 12,000 shares of common stock to its directors. Total expense of $175,000 was recognized in other expense for this grant.

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
The net periodic benefit cost for the Corporation’s Pension Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Service cost (1)	$194	$145	$344	$290
Interest cost	879	851	1,760	1,702
Expected return on plan assets	(433)	(752)	(1,159)	(1,504)
Net amortization and deferral	428	782	1,210	1,564
Net periodic benefit cost	$1,068	$1,026	$2,155	$2,052

(1)	Service cost was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.
The Corporation provides benefits under a postretirement benefits plan ("Postretirement Plan") to certain retirees who were employees of the Corporation prior to January 1, 1998 and retired from employment with the Corporation prior to February 1, 2014.

The net periodic cost (benefit) of the Corporation’s Postretirement Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Interest cost	5	52	43	104
Expected return on plan assets	(1)	—	(1)	—
Net accretion and deferral	(210)	(65)	(275)	(130)
Net periodic benefit	$(206)	$(13)	$(233)	$(26)

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

Mortgage Banking Derivatives

In connection with its mortgage banking activities, the Corporation enters into commitments to originate certain residential mortgage loans for customers, also referred to as interest rate locks. In addition, the Corporation enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Gross derivative assets and liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets, and changes in fair values during the period are recorded in mortgage banking income on the consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2016		December 31, 2015
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$159,646	$3,023	$87,781	$1,291
Negative fair values	414	(4)	267	(16)
Net interest rate locks with customers		3,019		1,275
Forward Commitments
Positive fair values	—	—	69,045	205
Negative fair values	137,811	(1,831)	16,193	(24)
Net forward commitments		(1,831)		181
Interest Rate Swaps with Customers
Positive fair values	1,098,942	82,874	846,490	32,915
Negative fair values	8,000	(14)	8,757	(55)
Net interest rate swaps with customers		82,860		32,860
Interest Rate Swaps with Dealer Counterparties
Positive fair values	8,000	14	8,757	55
Negative fair values	1,098,942	(82,874)	846,490	(32,915)
Net interest rate swaps with dealer counterparties		(82,860)		(32,860)
Foreign Exchange Contracts with Customers
Positive fair values	11,577	479	4,897	114
Negative fair values	6,268	(94)	8,050	(184)
Net foreign exchange contracts with customers		385		(70)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,595	377	9,728	428
Negative fair values	15,231	(443)	6,899	(147)
Net foreign exchange contracts with correspondent banks		(66)		281
Net derivative fair value asset		$1,507		$1,667

The following table presents a summary of the fair value gains and losses on derivative financial instruments:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Interest rate locks with customers	$512	$(1,287)	$1,744	$(165)
Forward commitments	(906)	2,291	(2,012)	2,845
Interest rate swaps with customers	20,569	(9,839)	50,000	(435)
Interest rate swaps with dealer counterparties	(20,569)	9,839	(50,000)	435
Foreign exchange contracts with customers	81	(748)	455	(181)
Foreign exchange contracts with correspondent banks	(68)	711	(347)	387
Net fair value gains (losses) on derivative financial instruments	$(381)	$967	$(160)	$2,886

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2016	December 31, 2015
	(in thousands)
Cost	$33,164	$16,584
Fair value	34,330	16,886

During the three and six months ended June 30, 2016, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $634,000 and $864,000, respectively. During the three and six months ended June 30, 2015, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $483,000 and $222,000, respectively.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
June 30, 2016
Interest rate swap derivative assets	$82,888	$(14)	$—	$82,874
Foreign exchange derivative assets with correspondent banks	377	(359)	(18)	—
Total	$83,265	$(373)	$(18)	$82,874

Interest rate swap derivative liabilities	$82,888	$(14)	$(82,510)	$364
Foreign exchange derivative liabilities with correspondent banks	443	(359)	—	84
Total	$83,331	$(373)	$(82,510)	$448

December 31, 2015
Interest rate swap derivative assets	$32,970	$(55)	$—	$32,915
Foreign exchange derivative assets with correspondent banks	428	(147)	—	281
Total	$33,398	$(202)	$—	$33,196

Interest rate swap derivative liabilities	$32,970	$(55)	$(31,130)	$1,785
Foreign exchange derivative liabilities with correspondent banks	147	(147)	—	—
Total	$33,117	$(202)	$(31,130)	$1,785

(1)
For derivative assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For derivative liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)	Amounts represent cash collateral received from the counterparty or posted by the Corporation.

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

The outstanding amounts of commitments to extend credit and letters of credit as of the dates indicated were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$5,898,623	$5,784,138
Standby letters of credit	362,506	374,729
Commercial letters of credit	37,836	39,529

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

The Corporation provides customary representations and warranties to government sponsored entities and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored entity or investor. The Corporation may be required to repurchase a loan, or reimburse the government sponsored entity or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of both June 30, 2016 and December 31, 2015, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of June 30, 2016, the unpaid principal balance of loans sold under the MPF Program was approximately $114 million. As of June 30, 2016 and December 31, 2015, the reserve for estimated credit losses related to loans sold under the MPF Program was $2.1 million and $1.8 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of June 30, 2016 and December 31, 2015, the total reserve for losses on residential mortgage loans sold was $2.8 million and $2.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of June 30, 2016 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. and Riverview Bank, have been named as defendants in a lawsuit brought on behalf of a group of 58 plaintiffs filed on March 31, 2016 in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action, who are individuals, trustees of certain irrevocable trusts or the executors of the estates of deceased individuals, were clients of Jeffrey M. Mottern, a now deceased attorney, who is alleged to have operated a Ponzi scheme which defrauded the plaintiffs over a period of years through the sale of fictitious, high-yielding investments or by otherwise misappropriating funds entrusted to Mr. Mottern. Mr. Mottern is alleged to have used the proceeds of these activities to engage in speculative securities trading, which incurred significant losses, and for Mr. Mottern’s personal expenses. The allegations against the Bank relate to a commercial checking account at the Bank maintained by Mr. Mottern in connection with Mr. Mottern’s law practice. The lawsuit alleges that the Bank is liable to the plaintiffs for failing to properly monitor Mr. Mottern’s checking account and detect Mr. Mottern’s fraudulent activity, and specifically alleges that the Bank aided and abetted Mr. Mottern’s: (1) fraud; (2) breach of fiduciary duty; (3) violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (4) conversion. Similar claims have been asserted against Ameriprise Financial Services, Inc. and Riverview Bank, which allegedly maintained a personal brokerage account and a trust account for client or other third-party funds, respectively, for Mr. Mottern. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. On April 29, 2016, the Bank filed a Notice of Removal to remove this lawsuit to the United States District Court for the Middle District of Pennsylvania. On May 25, 2016, the Bank filed a motion to dismiss the lawsuit for failure to state a claim. On May 31, 2016, the plaintiffs filed a motion to remand the lawsuit to the Court of Common Pleas for Dauphin County, Pennsylvania. On June 17, 2016, the Bank filed a brief opposing the motion to remand. The motion to remand is pending before the District Court and further briefing on the motion to dismiss has been stayed pending resolution of the motion to remand.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$34,330	$—	$34,330
Available for sale investment securities:
Equity securities	20,689	—	—	20,689
U.S. Government sponsored agency securities	—	146	—	146
State and municipal securities	—	345,347	—	345,347
Corporate debt securities	—	88,416	3,131	91,547
Collateralized mortgage obligations	—	706,346	—	706,346
Mortgage-backed securities	—	1,267,763	—	1,267,763
Auction rate securities	—	—	97,886	97,886
Total available for sale investment securities	20,689	2,408,018	101,017	2,529,724
Other assets	16,873	85,911	—	102,784
Total assets	$37,562	$2,528,259	$101,017	$2,666,838
Other liabilities	$16,541	$84,722	$—	$101,263

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$16,886	$—	$16,886
Available for sale investment securities:
Equity securities	21,514	—	—	21,514
U.S. Government sponsored agency securities	—	25,136	—	25,136
State and municipal securities	—	262,765	—	262,765
Corporate debt securities	—	93,619	3,336	96,955
Collateralized mortgage obligations	—	821,509	—	821,509
Mortgage-backed securities	—	1,158,835	—	1,158,835
Auction rate securities	—	—	98,059	98,059
Total available for sale investment securities	21,514	2,361,864	101,395	2,484,773
Other assets	16,129	34,465	—	50,594
Total assets	$37,643	$2,413,215	$101,395	$2,552,253
Other liabilities	$15,914	$33,010	$—	$48,924
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2016 and December 31, 2015 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($19.8 million at June 30, 2016 and $20.6 million at December 31, 2015) and other equity investments ($895,000 at June 30, 2016 and $914,000 at December 31, 2015). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($30.7 million at June 30, 2016 and $40.8 million at December 31, 2015), senior debt ($18.7 million at June 30, 2016 and $12.3 million at December 31, 2015), single-issuer trust preferred securities issued by financial institutions ($37.4 million at June 30, 2016 and $39.1 million at December 31, 2015), pooled trust preferred securities issued by financial institutions ($706,000 at both June 30, 2016 and December 31, 2015) and other corporate debt issued by non-financial institutions ($4.0 million at both June 30, 2016 and December 31, 2015).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $35.0 million and $36.5 million of single-issuer trust preferred securities held at June 30, 2016 and December 31, 2015, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($706,000 at both June 30, 2016 and December 31, 2015) and certain single-issuer trust preferred securities ($2.4 million at June 30, 2016 and $2.6 million at December 31, 2015). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Other assets – Included in this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($16.0 million at June 30, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($868,000 at June 30, 2016 and $547,000 at December 31, 2015). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.0 million at June 30, 2016 and $1.5 million at December 31, 2015) and the fair value of interest rate swaps ($82.9 million at June 30, 2016 and $33.0 million at December 31, 2015). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.0 million at June 30, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($537,000 at June 30, 2016 and $331,000 at December 31, 2015). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.8 million at June 30, 2016 and $40,000 at December 31, 2015) and the fair value of interest rate swaps ($82.9 million at June 30, 2016 and $33.0 million at December 31, 2015). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended June 30, 2016
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at March 31, 2016	$706	$2,400	$97,326
Unrealized adjustment to fair value (1)	—	22	482
Discount accretion (2)	—	3	78
Balance at June 30, 2016	$706	$2,425	$97,886

	Three months ended June 30, 2015
Balance at March 31, 2015	$1,084	$3,820	$98,932
Sales	(554)	—	—
Unrealized adjustment to fair value (1)	—	(2)	(420)
Discount accretion (2)	—	2	94
Balance at June 30, 2015	$530	$3,820	$98,606

	Six months ended June 30, 2016
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2015	$706	$2,630	$98,059
Unrealized adjustment to fair value (1)	—	(211)	(350)
Discount accretion (2)	—	6	177
Balance at June 30, 2016	$706	$2,425	$97,886

	Six months ended June 30, 2015
Balance at December 31, 2014	$4,088	$3,820	$100,941
Sales	(3,633)	—	—
Unrealized adjustment to fair value (1)	190	(4)	(88)
Settlements - calls	(117)	—	(2,446)
Discount accretion (2)	2	4	199
Balance at June 30, 2015	$530	$3,820	$98,606

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$128,174	$128,174
Other financial assets	—	—	50,071	50,071
Total assets	$—	$—	$178,245	$178,245

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,491	$138,491
Other financial assets	—	—	52,043	52,043
Total assets	$—	$—	$190,534	$190,534
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

•
Other financial assets – This category includes OREO ($11.9 million at June 30, 2016 and $11.1 million at December 31, 2015) and MSRs ($38.2 million at June 30, 2016 and $40.9 million at December 31, 2015), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2016 valuation were 13.7% and 10.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2016 and December 31, 2015. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	June 30, 2016		December 31, 2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$84,647	$84,647	$101,120	$101,120
Interest-bearing deposits with other banks	348,232	348,232	230,300	230,300
Federal Reserve Bank and Federal Home Loan Bank stock	59,854	59,854	62,216	62,216
Loans held for sale (1)	34,330	34,330	16,886	16,886
Available for sale investment securities (1)	2,529,724	2,529,724	2,484,773	2,484,773
Net Loans (1)	13,992,613	13,950,868	13,669,548	13,540,903
Accrued interest receivable	43,316	43,316	42,767	42,767
Other financial assets (1)	226,808	226,808	166,920	166,920
FINANCIAL LIABILITIES
Demand and savings deposits	$11,469,919	$11,469,919	$11,267,367	$11,267,367
Time deposits	2,822,645	2,973,640	2,864,950	2,862,868
Short-term borrowings	722,214	722,214	497,663	497,663
Accrued interest payable	8,336	8,336	10,724	10,724
Other financial liabilities (1)	274,104	274,104	190,927	190,927
Federal Home Loan Bank advances and long-term debt	965,552	993,194	949,542	959,315

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

•	the Corporation’s reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions;

•	the effects of any downgrade in the Corporation’s credit ratings on its borrowing costs or access to capital markets; and

•	the effects of changes in accounting policies, standards, and interpretations on the Corporation’s financial condition and results of operations.

RESULTS OF OPERATIONS

Overview and Outlook

Fulton Financial Corporation is a financial holding company comprised of six wholly owned banking subsidiaries which provide a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets. and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2016	2015	2016		2015
Net income (in thousands)	$39,750	$36,680	$78,007		$76,716
Diluted net income per share	$0.23	$0.21	$0.45		$0.43
Return on average assets	0.88%	0.86%	0.87%		0.90%
Return on average equity	7.65%	7.24%	7.56%		7.64%
Return on average tangible equity (1)	10.26%	9.83%	10.17%	0.1039	10.39%
Net interest margin (2)	3.20%	3.20%	3.22%		3.24%
Efficiency ratio (1)	67.59%	68.94%	67.96%		69.55%
Non-performing assets to total assets	0.76%	0.93%	0.76%		0.93%
Annualized net charge-offs to average loans	0.10%	0.38%	0.15%		0.23%

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

Net income for the three and six months ended June 30, 2016 increased $3.1 million, or 8.4%, and $1.3 million, or 1.7%, respectively compared to the same periods in 2015, mainly due to increases in net interest income and non-interest income, excluding investment securities gains, partially offset by increases in the provision for credit losses, decreases in investment securities gains and increases in non-interest expense.

The following is a summary of financial highlights for the three and six months ended June 30, 2016:

FTE Net Interest Income and Net Interest Margin - For the three and six months ended June 30, 2016, FTE net interest income increased $6.4 million, or 5.1%, and $12.4 million, or 4.8%, respectively, in comparison to the same periods in 2015. These increases were driven by growth in interest-earning assets, as net interest margin was generally stable.

Average interest-earning assets increased $848.6 million, or 5.3%, in the second quarter of 2016 in comparison to the same period in 2015, mainly due to a $773.4 million, or 5.9%, increase in average loans and a $164.3 million, or 7.2%, increase in average investment securities, partially offset by a $82.2 million, or 18.7%, decrease in average other interest-earning assets. Average interest-bearing liabilities increased $501.9 million, or 4.5%, primarily due to a $539.7 million, or 5.5%, increase in average interest-bearing deposits and a $23.7 million, or 6.2%, increase in average short-term borrowings, partially offset by a $61.5 million, or 6.0%, decrease in average FHLB advances and average long-term debt. Additional funding to support the increase in average interest-earning assets was provided by a $342.8 million, or 9.2%, increase in average noninterest-bearing deposits.

During the first half of 2016, average interest-earning assets increased $836.7 million, or 5.3%, compared to the same period in 2015, mainly due to a $765.4 million, or 5.8%, increase in average loans and a $175.9 million, or 7.7%, increase in average investment securities, partially offset by a $98.7 million, or 21.6%, decrease in average other interest-earning assets. Average interest-bearing liabilities increased $498.2 million, or 4.5%, the net result of $531.9 million, or 5.5%, increase in average interest-bearing deposits, and a $79.7 million, or 23.1%, increase in average short-term borrowings, partially offset by $113.4 million, or 10.5%, decrease in average FHLB advances and average long-term debt. Additional funding to support the increase in average interest-earning assets was provided by a $324.1 million, or 8.8%, increase in average noninterest-bearing deposits.

Asset Quality - The Corporation recorded a $2.5 million provision for credit losses for the three months ended June 30, 2016, compared to a $2.2 million provision for the same period in 2015. For the six months ended June 30, 2016, the Corporation recorded a $4.0 million provision for credit losses compared to a $1.5 million negative provision in the same period of 2015. The negative provision in 2015 was driven by an improvement in net charge-off levels, particularly among pooled impaired loans across all portfolio segments.

Annualized net charge-offs to average loans outstanding were 0.10% for the second quarter of 2016, compared to 0.38% for the second quarter of 2015. Annualized net charge-offs to average loans outstanding were 0.15% for the first half of 2016, compared to 0.23% for the first half of 2015. Non-performing assets decreased $22.6 million, or 13.9%, as of June 30, 2016 compared to June 30, 2015 and were 0.76% and 0.93% of total assets as of June 30, 2016 and June 30, 2015, respectively. The total delinquency rate was 1.30% as of June 30, 2016, compared to 1.60% as of June 30, 2015.

Non-interest Income - For the three and six months ended June 30, 2016, non-interest income, excluding investment securities gains, increased $2.0 million, or 4.5%, and $3.6 million, or 4.2%, respectively, in comparison to the same periods in 2015. The increases in both periods were primarily the result of increases in commercial interest rate swap fees and higher service charges on deposit accounts, partially offset by decreases in mortgage banking income resulting primarily from of a $1.7 million impairment charge on MSRs during the second quarter of 2016. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details regarding the impairment charge.

Investment securities gains for the three and six months ended June 30, 2016 were $76,000 and $1.0 million, respectively, as compared to $2.4 million and $6.6 million for the same periods in 2015.

Non-interest Expense - For the three and six months ended June 30, 2016, non-interest expense increased $3.3 million, or 2.8%, and $5.2 million, or 2.2%, respectively, in comparison to the same periods in 2015. The primary drivers of the net increases were higher salaries and employee benefits, partially offset by decreases in other expense categories, most notably other outside services.

2016 Outlook

Originally the Corporation provided its outlook for 2016 results in its Annual Report on Form 10-K for the year ended December 31, 2015. The following outlook for 2016 remains unchanged:

•	annual mid- to high- single digit growth rate in average loans and deposits;

•	provision for credit losses driven primarily by loan growth;

•	annual mid- to high- single digit growth rate in non-interest income, excluding the impact of securities gains;

•
annual low- to mid- single digit growth rate in non-interest expense (excluding, for comparison purposes, the impact of the loss on redemption of Trust Preferred Securities (TruPS) incurred in the third quarter of 2015); and

•	focus on utilizing capital to support growth and provide appropriate returns to shareholders.

The Corporation's original outlook expected net interest margin to be stable on an annual basis with modest quarterly volatility of plus or minus 0 to 3 basis points. This outlook has been updated as follows:

•	absent further market interest rate increases, low-single digit quarterly compression in net interest margin.

Supplemental Reporting of Non-GAAP Based Financial Measures
This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, which has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure as of and for the quarter and year to date ended June 30:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2016	2015	2016	2015
	(in thousands)
Return on average tangible equity
Net income	$39,750	$36,680	$78,007	$76,716
Plus: Intangible amortization, net of tax	—	69	—	153
Numerator	$39,750	$36,749	$78,007	$76,869

Average common shareholders' equity	$2,089,915	$2,031,788	$2,074,357	$2,023,919
Less: Average goodwill and intangible assets	(531,556)	(531,618)	(561,556)	(531,675)
Average tangible shareholders' equity (denominator)	$1,558,359	$1,500,170	$1,512,801	$1,492,244

Return on average tangible equity, annualized	10.26%	9.83%	10.17%	10.39%

Efficiency ratio
Non-interest expense	$121,637	$118,354	$242,050	$236,832
Less: Intangible amortization	—	(106)	—	(236)
Numerator	$121,637	$118,248	$242,050	$236,596

Net interest income (fully taxable equivalent) (1)	$133,890	$127,445	$267,916	$255,531
Plus: Total Non-interest income	46,137	46,489	89,274	91,226
Less: Investment securities gains, net	(76)	(2,415)	(1,023)	(6,560)
Denominator	$179,951	$171,519	$356,167	$340,197

Efficiency ratio	67.59%	68.94%	67.96%	69.55%

(1)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended June 30, 2016 compared to the Quarter Ended June 30, 2015

Net Interest Income

FTE net interest income increased $6.4 million, to $133.9 million, in the second quarter of 2016, from $127.4 million in the second quarter of 2015. This increase was due to an $848.6 million, or 5.3%, increase in interest-earning assets. The net interest margin of 3.20% for the second quarter of 2016 was flat compared to the second quarter of 2015. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended June 30
	2016			2015
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$13,966,024	$138,317	3.98%	$13,192,600	$133,339	4.05%
Taxable investment securities (3)	2,127,780	11,159	2.10	2,048,558	10,944	2.14
Tax-exempt investment securities (3)	314,851	3,570	4.54	216,355	2,894	5.35
Equity securities (3)	14,220	185	5.23	27,618	379	5.50
Total investment securities	2,456,851	14,914	2.43	2,292,531	14,217	2.48
Loans held for sale	19,449	188	3.87	26,335	265	4.03
Other interest-earning assets	357,211	864	0.96	439,425	933	0.85
Total interest-earning assets	16,799,535	154,283	3.69%	15,950,891	148,754	3.74%
Noninterest-earning assets:
Cash and due from banks	100,860			104,723
Premises and equipment	227,517			226,569
Other assets	1,189,226			1,094,071
Less: Allowance for loan losses	(164,573)			(176,085)
Total Assets	$18,152,565			$17,200,169
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,454,031	$1,527	0.18%	$3,152,697	$987	0.13%
Savings deposits	3,989,988	1,886	0.19	3,568,579	1,247	0.14
Time deposits	2,844,434	7,474	1.06	3,027,520	7,819	1.04
Total interest-bearing deposits	10,288,453	10,887	0.43	9,748,796	10,053	0.41
Short-term borrowings	403,669	217	0.21	379,988	103	0.11
Federal Home Loan Bank advances and long-term debt	965,526	9,289	3.86	1,026,987	11,153	4.35
Total interest-bearing liabilities	11,657,648	20,393	0.70%	11,155,771	21,309	0.77%
Noninterest-bearing liabilities:
Demand deposits	4,077,642			3,734,880
Other	327,360			277,730
Total Liabilities	16,062,650			15,168,381
Shareholders’ equity	2,089,915			2,031,788
Total Liabilities and Shareholders’ Equity	$18,152,565			$17,200,169
Net interest income/net interest margin (FTE)		133,890	3.20%		127,445	3.20%
Tax equivalent adjustment		(4,974)			(4,525)
Net interest income		$128,916			$122,920

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30:

	2016 vs. 2015 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$7,400	$(2,422)	$4,978
Taxable investment securities	420	(205)	215
Tax-exempt investment securities	1,163	(487)	676
Equity securities	(176)	(18)	(194)
Loans held for sale	(66)	(11)	(77)
Other interest-earning assets	(183)	114	(69)
Total interest income	$8,558	$(3,029)	$5,529
Interest expense on:
Demand deposits	$108	$432	$540
Savings deposits	159	480	639
Time deposits	(491)	146	(345)
Short-term borrowings	7	107	114
Federal Home Loan Bank advances and long-term debt	(647)	(1,217)	(1,864)
Total interest expense	$(864)	$(52)	$(916)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, the increase in average interest-earning assets, primarily loans, resulted in an $8.6 million increase in FTE interest income. This was partially offset by the impact of a 5 basis point, or 1.3%, decrease in yields on average interest-earning assets, which resulted in a $3.0 million decrease in FTE interest income.
Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in
	2016		2015		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,557,680	4.00%	$5,210,540	4.15%	$347,140	6.7%
Commercial – industrial, financial and agricultural	4,080,524	3.81	3,836,397	3.79	244,127	6.4
Real estate – home equity	1,656,140	4.10	1,695,171	4.11	(39,031)	(2.3)
Real estate – residential mortgage	1,399,851	3.78	1,356,464	3.82	43,387	3.2
Real estate – construction	820,881	3.81	698,685	3.97	122,196	17.5
Consumer	272,293	5.37	265,354	5.48	6,939	2.6
Leasing, other and overdrafts	178,655	6.22	129,989	6.94	48,666	37.4
Total	$13,966,024	3.98%	$13,192,600	4.05%	$773,424	5.9%
Average loans increased $773.4 million, or 5.9%, compared to the second quarter of 2015, the increase was mainly in commercial mortgage, commercial loans, construction loans and leasing, other and overdrafts. The average yield on loans decreased 7 basis points, or 1.7%, to 3.98% in 2016 from 4.05% in 2015. The growth in the loan portfolio was spread across a broad range of industries, largely in Pennsylvania markets and, to a lesser extent, the New Jersey market. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.

Average total interest-bearing liabilities increased $501.9 million, or 4.5%, compared to the second quarter of 2015. Interest expense decreased $916,000, or 4.3%, to $20.4 million in the second quarter of 2016 primarily as a result of a change in the mix from higher cost time deposits and long-term debt to lower-cost deposits, as well as the refinancing of certain long-term debt. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in Balance
	2016		2015
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,077,642	—%	$3,734,880	—%	$342,762	9.2%
Interest-bearing demand	3,454,031	0.18	3,152,697	0.13	301,334	9.6
Savings	3,989,988	0.19	3,568,579	0.14	421,409	11.8
Total demand and savings	11,521,661	0.12	10,456,156	0.09	1,065,505	10.2
Time deposits	2,844,434	1.06	3,027,520	1.04	(183,086)	(6.0)
Total deposits	$14,366,095	0.30%	$13,483,676	0.30%	$882,419	6.5%

The $1.1 billion, or 10.2%, increase in total demand and savings accounts was primarily due to a $505.3 million, or 10.2%, increase in personal account balances, a $375.5 million, or 10.2%, increase in business account balances and a $189.2 million, or 10.6%, increase in municipal account balances. The cost of both demand and savings deposits and time deposits increased, however, due to a shift to lower-cost demand and savings deposits, the total cost of interest-bearing deposits remained unchanged at 0.30% in the second quarter of 2016 compared to the second quarter of 2015.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2016		2015		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$180,595	0.11%	$179,804	0.10%	$791	0.4%
Customer short-term promissory notes	77,535	0.04	80,073	—	(2,538)	(3.2)
Total short-term customer funding	258,130	0.09	259,877	0.07	(1,747)	(0.7)
Federal funds purchased	138,012	0.43	108,078	0.17	29,934	27.7
Short-term FHLB advances (1)	7,527	0.45	12,033	0.34	(4,506)	(37.4)
Total short-term borrowings	403,669	0.21	379,988	0.11	23,681	6.2
Long-term debt:
FHLB advances	603,700	3.17	627,939	3.51	(24,239)	(3.9)
Other long-term debt	361,826	5.01	399,048	5.67	(37,222)	(9.3)
Total long-term debt	965,526	3.86	1,026,987	4.35	(61,461)	(6.0)
Total borrowings	$1,369,195	2.78%	$1,406,975	3.20%	$(37,780)	(2.7)%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $23.7 million, or 6.2%, as a result of increases in federal funds purchased. Average long-term debt decreased $61.5 million, or 6.0%, partially due to FHLB advance maturities. In addition, in June 2015, the Corporation issued $150 million of subordinated debt at an effective rate of 4.69%. The proceeds of this issuance were used to redeem $150 million of trust preferred securities, with an effective rate of 6.52%, in July 2015. The net effect of these transactions was a $37.2 million decrease in average balances and a 0.66% decrease in the average rate on other long-term debt.

In the third quarter of 2015, the Corporation executed two transactions to restructure its long-term FHLB advances. First, $200 million of FHLB advances, with a weighted average rate of 4.45% and a maturity date in the first quarter of 2017, were refinanced with new advances maturing from September 2019 to December 2020, at a weighted average rate of 2.95%. This transaction reduced interest expense on a quarterly basis by approximately $750,000, beginning in the fourth quarter of 2015. Second, forward agreements were executed to refinance an additional $200 million of FHLB advances when the advances mature in December

2016. These forward agreements have maturity dates from March 2021 to December 2021 and the refinancing will reduce the weighted average rate on these advances from 4.03% to 2.40% and decrease interest expense on a quarterly basis by approximately $800,000, beginning in the first quarter of 2017.

Provision for Credit Losses

The provision for credit losses was $2.5 million for the second quarter of 2016, an increase of $311,000 from the second quarter of 2015.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,384	$5,353	$31	0.6%
Cash management fees	3,580	3,369	211	6.3
Other	3,932	3,915	17	0.4
Total service charges on deposit accounts	12,896	12,637	259	2.0
Investment management and trust services	11,247	11,011	236	2.1
Other service charges and fees:
Merchant fees	4,252	4,088	164	4.0
Commercial interest rate swap fees	2,751	1,026	1,725	168.1
Debit card income	2,719	2,626	93	3.5
Letter of credit fees	1,162	1,174	(12)	(1.0)
Other	2,099	2,074	25	1.2
Total other service charges and fees	12,983	10,988	1,995	18.2
Mortgage banking income:
Gains on sales of mortgage loans	4,440	4,428	12	0.3
Mortgage servicing income	(543)	911	(1,454)	(159.6)
Total mortgage banking income	3,897	5,339	(1,442)	(27.0)
Credit card income	2,596	2,474	122	4.9
Other income	2,442	1,625	817	50.3
Total, excluding investment securities gains, net	46,061	44,074	1,987	4.5
Investment securities gains, net	76	2,415	(2,339)	(96.9)
Total	$46,137	$46,489	$(352)	(0.8)%

Excluding investment securities gains, non-interest income increased $2.0 million, or 4.5%. Other service charges and fees increased $2.0 million, or 18.2%, driven mainly by a $1.7 million increase in commercial interest rate swap fees, as a larger portion of new loan originations were in loan types that were conducive to interest rate swaps during the second quarter of 2016, and by a $164,000 increase in merchant fee income resulting from higher transaction volumes in the second quarter of 2016. Service charges on deposits increased $259,000, or 2.0%, primarily due to higher cash management fees.

Investment management and trust services increased $236,000, or 2.1%, due to an increase in trust income partially offset by a decrease in brokerage revenue.
Gains on sales of mortgage loans were flat compared to the same period in 2015, as both new loan commitments and pricing spreads were fairly stable. Mortgage servicing income, excluding a $1.7 million impairment charge on MSRs recognized in the second quarter of 2016, increased $265,000, or 29.1%, compared to the second quarter of 2015. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details regarding the impairment charge.
Investment securities gains decreased $2.3 million from the second quarter of 2015. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Salaries and employee benefits	$70,029	$65,067	$4,962	7.6%
Net occupancy expense	11,811	11,809	2	—
Other outside services	5,508	8,125	(2,617)	(32.2)
Data processing	5,476	4,894	582	11.9
Software	3,953	3,376	577	17.1
Professional fees	3,353	2,731	622	22.8
FDIC insurance expense	2,960	2,885	75	2.6
Equipment expense	2,872	3,335	(463)	(13.9)
Supplies and postage	2,706	2,726	(20)	(0.7)
Marketing	1,916	2,235	(319)	(14.3)
Telecommunications	1,459	1,617	(158)	(9.8)
Operating risk loss	986	674	312	46.3
Other real estate owned and repossession expense	365	129	236	182.9
Intangible amortization	—	106	(106)	(100.0)
Other	8,243	8,645	(402)	(4.7)
Total	$121,637	$118,354	$3,283	2.8%

The $5.0 million, or 7.6%, increase in salaries and employee benefits primarily resulted from a $4.2 million, or 7.6%, increase in salaries, resulting from higher average salaries per full-time equivalent (FTE) employee, normal merit increases and an increase in incentive compensation.

Outside services include fees paid to consultants and expenses for contracted or outsourced services. Consulting expenses can fluctuate based on the timing and need for such services. The $2.6 million, or 32.2%, decrease in expense in comparison to the second quarter of 2015 was largely due to the timing of expenses related to the Corporation’s BSA/AML compliance program remediation efforts and certain information technology and human resources initiatives.

The $1.2 million, or 14.0%, combined increase in data processing and software resulted from higher transaction volumes and contractual increases related to core processing systems, and the amortization of capitalized software investments.

Equipment expense decreased $463,000, or 13.9%, primarily due to lower depreciation expense when compared to the second quarter of 2015 as certain assets became fully depreciated. The $622,000, or 22.8%, increase in professional fees was driven by higher costs for legal services resulting from the timing of the need for such services. Marketing expense decreased $319,000, or 14.3%, compared to the second quarter of 2015 due to the timing of various marketing promotions.

The $312,000, or 46.3%, increase in operating risk loss was due to a $425,000 increase in losses associated with previously sold mortgages, partially offset by a $152,000 decrease in check card fraud losses.

Other real estate owned and repossession expense increased $236,000, or 182.9%, when compared to the second quarter of 2015. This increase was due to a $445,000 decrease in net gains on the sales of other real estate properties. This expense category can experience fluctuations from period to period based on the timing of sales of properties and payments of expenses, such as real estate taxes.

Income Taxes

Income tax expense for the second quarter of 2016 was $11.2 million, a $1.0 million, or 8.4%, decrease from $12.2 million for the second quarter of 2015.

The Corporation’s effective tax rate was 21.9% in the second quarter of 2016, as compared to 24.9% in the second quarter of 2015. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs. The decrease in the effective rate from the second quarter of 2015 was driven by higher net low-income housing tax credits.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Net Interest Income

FTE net interest income increased $12.4 million, or 4.8%, to $267.9 million in the first six months of 2016 from $255.5 million in the same period of 2015. Net interest margin decreased 2 basis points to 3.22% for the first six months of 2016 from 3.24% for the first six months of 2015. The increase in FTE net interest income was due to an $836.7 million, or 5.3%, increase in interest earning assets. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Six months ended June 30
	2016			2015
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$13,909,722	$276,212	3.99%	$13,144,332	$266,394	4.08%
Taxable investment securities (3)	2,154,187	23,162	2.15	2,027,170	22,226	2.19
Tax-exempt investment securities (3)	287,123	6,708	4.67	222,684	6,106	5.48
Equity securities (3)	14,303	403	5.67	29,901	829	5.58
Total investment securities	2,455,613	30,273	2.47	2,279,755	29,161	2.56
Loans held for sale	15,850	319	4.03	21,694	438	4.04
Other interest-earning assets	357,887	1,762	0.98	456,633	3,038	1.33
Total interest-earning assets	16,739,072	308,566	3.70%	15,902,414	299,031	3.79%
Noninterest-earning assets:
Cash and due from banks	99,654			104,996
Premises and equipment	226,901			226,480
Other assets	1,163,259			1,104,019
Less: Allowance for loan losses	(165,972)			(179,985)
Total Assets	$18,062,914			$17,157,924
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,446,193	$3,021	0.18%	$3,144,358	$1,970	0.13%
Savings deposits	3,961,405	3,690	0.19	3,542,960	2,366	0.13
Time deposits	2,856,044	14,903	1.05	3,044,463	15,540	1.03
Total interest-bearing deposits	10,263,642	21,614	0.42	9,731,781	19,876	0.41
Short-term borrowings	424,535	485	0.23	344,797	180	0.10
FHLB advances and long-term debt	961,870	18,551	3.87	1,075,262	23,444	4.38
Total interest-bearing liabilities	11,650,047	40,650	0.70%	11,151,840	43,500	0.78%
Noninterest-bearing liabilities:
Demand deposits	4,022,764			3,698,661
Other	315,746			283,504
Total Liabilities	15,988,557			15,134,005
Shareholders’ equity	2,074,357			2,023,919
Total Liabilities and Shareholders’ Equity	$18,062,914			$17,157,924
Net interest income/net interest margin (FTE)		267,916	3.22%		255,531	3.24%
Tax equivalent adjustment		(9,946)			(9,030)
Net interest income		$257,970			$246,501

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first six months of 2016 as compared to the same period in 2015 due to changes in average balances (volume) and changes in rates:

	2016 vs. 2015 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$15,654	$(5,836)	$9,818
Taxable investment securities	1,349	(413)	936
Tax-exempt investment securities	1,586	(984)	602
Equity securities	(439)	13	(426)
Loans held for sale	(118)	(1)	(119)
Other interest-earning assets	(575)	(701)	(1,276)
Total interest income	$17,457	$(7,922)	$9,535
Interest expense on:
Demand deposits	$194	$857	$1,051
Savings deposits	295	1,029	1,324
Time deposits	(953)	316	(637)
Short-term borrowings	46	259	305
FHLB advances and long-term debt	(2,326)	(2,567)	(4,893)
Total interest expense	$(2,744)	$(106)	$(2,850)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, the increase in FTE interest income was the result of an increase in average interest-earning assets, primarily loans, which resulted in a $17.5 million increase in FTE interest income, partially offset by a $7.9 million decrease due to lower yields on average interest-earning assets.
Average loans, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2016		2015		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,522,550	4.02%	$5,187,322	4.19%	$335,228	6.5%
Commercial – industrial, financial and agricultural	4,087,897	3.80	3,803,475	3.83	284,422	7.5
Real estate – home equity	1,665,086	4.10	1,708,163	4.13	(43,077)	(2.5)
Real estate – residential mortgage	1,390,631	3.78	1,363,382	3.83	27,249	2.0
Real estate – construction	806,448	3.81	693,715	3.95	112,733	16.3
Consumer	267,794	5.44	262,265	5.37	5,529	2.1
Leasing, other and overdrafts	169,316	6.81	126,010	7.64	43,306	34.4
Total	$13,909,722	3.99%	$13,144,332	4.08%	$765,390	5.8%

Average loans increased $765.4 million, or 5.8%, which contributed $15.7 million to the increase in FTE interest income. The average yield on loans decreased 9 basis points, or 2.2%, to 3.99% in 2016 from 4.08% in 2015. The growth in the loan portfolio was primarily driven by the commercial mortgage and commercial portfolios, and was spread across a broad range of industries, largely in Pennsylvania markets and, to a lesser extent, the New Jersey market. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.

Average investment securities increased $175.9 million, or 7.7%. The yield on average investments decreased 9 basis points, or 3.5%, to 2.47% in 2016 from 2.56% in 2015. The increase in average investment securities was partially offset by a $98.7 million, or 21.6%, decrease in other interest-earning assets.
Interest expense decreased $2.9 million, or 6.6%, to $40.7 million in the first six months of 2016 from $43.5 million in the first six months of 2015. Although total average interest-bearing liabilities increased $498.2 million, or 4.5%, compared to the first six months of 2015, the funding mix became more concentrated in lower cost deposits and short-term borrowings. This shift and the impact of certain refinancing activities for FHLB advances and long-term debt drove the decrease in interest expense.
Average deposits, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2016		2015
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,022,764	—%	$3,698,661	—%	$324,103	8.8%
Interest-bearing demand	3,446,193	0.18	3,144,358	0.13	301,835	9.6
Savings	3,961,405	0.19	3,542,960	0.13	418,445	11.8
Total demand and savings	11,430,362	0.12	10,385,979	0.08	1,044,383	10.1
Time deposits	2,856,044	1.05	3,044,463	1.03	(188,419)	(6.2)
Total deposits	$14,286,406	0.30%	$13,430,442	0.30%	$855,964	6.4%

The $1.0 billion, or 10.1%, increase in total demand and savings account balances was primarily due to a $485.1 million, or 10.0%, increase in personal account balances, a $385.3 million, or 10.3%, increase in business account balances and a $176.7 million, or 10.2%, increase in municipal account balances. While the cost of both demand and savings deposits and time deposits increased, the shift to a higher concentration of lower-cost demand and savings deposits resulted in a total cost of interest-bearing deposits of 0.30% for both the first six months of 2016 and 2015.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Six months ended June 30				Increase (Decrease)
	2016		2015		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$176,001	0.11%	$176,732	0.10%	$(731)	(0.4)%
Customer short-term promissory notes	75,774	0.04	83,148	0.02	(7,374)	(8.9)
Total short-term customer funding	251,775	0.09	259,880	0.07	(8,105)	(3.1)
Federal funds purchased	160,991	0.42	66,795	0.17	94,196	141.0
Short-term FHLB advances (1)	11,769	0.46	18,122	0.30	(6,353)	(35.1)
Total short-term borrowings	424,535	0.23	344,797	0.10	79,738	23.1
Long-term debt:
FHLB advances	600,026	3.18	642,736	3.50	(42,710)	(6.6)
Other long-term debt	361,844	5.00	432,526	5.68	(70,682)	(16.3)
Total long-term debt	961,870	3.87	1,075,262	4.38	(113,392)	(10.5)
Total borrowings	$1,386,405	2.75%	$1,420,059	3.34%	$(33,654)	(2.4)%
(1) Represents FHLB advances with an original maturity term of less than one year.

Total borrowings decreased $33.7 million, or 2.4%. The cost of borrowings decreased 59 basis points, or 17.7%, as a result of lower-cost, short-term borrowings comprising a larger percentage of total borrowings.

Total long-term debt decreased $113.4 million, or 10.5%, as the result of maturing FHLB advances and the maturity of $100.0 million of subordinated debt in April 2015. In addition, in June 2015, the Corporation issued $150 million of subordinated debt at an effective rate of 4.69%. The proceeds of this issuance were used to redeem $150 million of trust preferred securities, with an effective rate of 6.52%, in July 2015.

In the third quarter of 2015, the Corporation executed two transactions to restructure its long-term FHLB advances. First, $200 million of FHLB advances, with a weighted average rate of 4.45% and a maturity date in the first quarter of 2017, were refinanced with new advances maturing from September 2019 to December 2020, at a weighted average rate of 2.95%. This transaction reduced interest expense on a quarterly basis by approximately $750,000, beginning in the fourth quarter of 2015. Second, forward agreements were executed to refinance an additional $200 million of FHLB advances when the advances mature in December 2016. These forward agreements have maturity dates from March 2021 to December 2021 and the refinancing will reduce the weighted average rate on these advances from 4.03% to 2.40% and decrease interest expense on a quarterly basis by approximately $800,000, beginning in the first quarter of 2017.

Provision for Credit Losses

The provision for credit losses was $4.0 million for the first six months of 2016, an increase of $5.5 million in comparison to the first six months of 2015. In the first six months of 2015, a negative provision of $1.5 million was recorded, primarily due to an improvement in net charge-off levels, particularly among pooled impaired loans. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$10,656	$10,154	$502	4.9%
Cash management fees	7,046	6,586	460	7.0
Other	7,752	7,466	286	3.8
Total service charges on deposit accounts	25,454	24,206	1,248	5.2
Investment management and trust services	22,235	21,900	335	1.5
Other service charges and fees:
Merchant fees	7,935	7,265	670	9.2
Debit card income	5,230	5,015	215	4.3
Commercial swap fees	4,193	1,837	2,356	128.3
Letter of credit fees	2,308	2,331	(23)	(1.0)
Other	4,067	3,903	164	4.2
Total other service charges and fees	23,733	20,351	3,382	16.6
Mortgage banking income:
Gains on sales of mortgage loans	7,110	7,961	(851)	(10.7)
Mortgage servicing income	817	2,066	(1,249)	(60.5)
Total mortgage banking income	7,927	10,027	(2,100)	(20.9)
Credit card income	5,020	4,709	311	6.6
Other income	3,882	3,473	409	11.8
Total, excluding investment securities gains, net	88,251	84,666	3,585	4.2
Investment securities gains, net	1,023	6,560	(5,537)	(84.4)
Total	$89,274	$91,226	$(1,952)	(2.1)%

The $502,000, or 4.9%, increase in overdraft fee income during the six months ended June 30, 2016 in comparison to the same period during 2015 consisted of a $310,000 increase in fees assessed on commercial accounts and a $192,000 increase in fees assessed on personal accounts, due to higher volumes. Cash management fees increased $460,000, or 7.0%, compared to 2015 due to increased transaction volumes and fee increases in 2016.
The $670,000, or 9.2%, increase in merchant fee income and the $215,000, or 4.3%, increase in debit card income were due to an increase in the volumes of transactions in comparison to 2015. The $2.4 million increase in commercial interest rate swap fees were due to an increase in new loan volumes in comparison to 2015.

Gains on sales of mortgage loans decreased $851,000, or 10.7%, due to a $124.1 million, or 20.9%, decrease in new loan commitments, partially offset by a 12.9% increase in pricing spreads compared to the prior year. Mortgage servicing income, excluding a $1.7 million impairment charge on MSRs recognized in the second quarter of 2016, increased $470,000, or 22.7%. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details regarding the impairment charge.
Gains on sales of investment securities decreased $5.5 million compared to the first six months of 2015. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Salaries and employee benefits	$139,401	$130,057	$9,344	7.2%
Net occupancy expense	24,031	25,501	(1,470)	(5.8)
Other outside services	11,564	13,875	(2,311)	(16.7)
Data processing	10,876	9,662	1,214	12.6
Software	7,874	6,694	1,180	17.6
Equipment expense	6,243	7,293	(1,050)	(14.4)
FDIC insurance expense	5,909	5,707	202	3.5
Professional fees	5,686	5,602	84	1.5
Supplies and postage	5,285	5,095	190	3.7
Marketing	3,540	3,468	72	2.1
Telecommunications	2,947	3,333	(386)	(11.6)
Operating risk loss	1,526	1,501	25	1.7
Other real estate owned and repossession expense	1,003	1,491	(488)	(32.7)
Intangible amortization	—	236	(236)	(100.0)
Other	16,165	17,317	(1,152)	(6.7)
Total	$242,050	$236,832	$5,218	2.2%

The $9.3 million, or 7.2%, increase in salaries and employee benefits during the six months ended June 30, 2016 in comparison to the same period during 2015 primarily resulted from an $8.4 million, or 7.8%, increase in salaries, resulting from higher average salaries per full-time equivalent (FTE) employee, normal merit increases and an increase in incentive compensation. Benefits expenses increased $930,000, or 4.3%, due to an increase in 401(k) matching expense, defined benefit plan expense, employee education and other employee benefits.

The $1.5 million, or 5.8%, decrease in occupancy expense was due to decreases in snow removal and utilities expenses when compared to the first six months of 2015. The $2.3 million, or 16.7%, decrease in other outside services in comparison to the first six months of 2015 was largely due to the timing of certain expenses related to the Corporation’s BSA/AML compliance program remediation efforts.

The $2.4 million, or 14.6%, combined increase in data processing and software resulted from higher transaction volumes and contractual increases related to core processing systems, and amortization of capitalized software investments.

Equipment expense decreased $1.1 million, or 14.4%, primarily due to lower depreciation expense when compared to the first six months of 2015 as certain assets became fully depreciated. Other real estate owned and repossession expense decreased $488,000, or 32.7%, when compared to the first six months of 2015 due to decreases in repossession expense, maintenance expense and insurance expense on other real estate properties. This expense category can experience volatility from period to period based on the timing of foreclosures and sales of properties and payments of expenses, such as real estate taxes.

Other expense decreased $1.2 million, or 6.7%, due to lower state taxes and the timing of certain expense items, which can fluctuate from period to period.

Income Taxes

Income tax expense for the first six months of 2016 was $23.1 million, a $2.5 million, or 9.9%, decrease from $25.7 million in 2015.

The Corporation’s effective tax rate was 22.9% in the first six months of 2016, as compared to 25.1% in the first six months of 2015. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs. The decrease in the effective rate from 2015 was driven by higher low-income housing tax credits.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	June 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$84,647	$101,120	$(16,473)	(16.3)%
Other interest-earning assets	408,086	292,516	115,570	39.5
Loans held for sale	34,330	16,886	17,444	103.3
Investment securities	2,529,724	2,484,773	44,951	1.8
Loans, net of allowance	13,992,613	13,669,548	323,065	2.4
Premises and equipment	228,861	225,535	3,326	1.5
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	670,218	592,784	77,434	13.1
Total Assets	$18,480,035	$17,914,718	$565,317	3.2%
Liabilities and Shareholders’ Equity
Deposits	$14,292,564	$14,132,317	$160,247	1.1%
Short-term borrowings	722,214	497,663	224,551	45.1
Long-term debt	965,552	949,542	16,010	1.7
Other liabilities	392,708	293,302	99,406	33.9
Total Liabilities	16,373,038	15,872,824	500,214	3.2
Total Shareholders’ Equity	2,106,997	2,041,894	65,103	3.2
Total Liabilities and Shareholders’ Equity	$18,480,035	$17,914,718	$565,317	3.2%

Other Interest-earning Assets

The $115.6 million, or 39.5%, increase in other interest-earning assets during the first six months of 2016 resulted from higher balances on deposit with the Federal Reserve Bank as funding provided by deposit and borrowings increases outpaced the growth in loans and investments.

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	June 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$146	$25,136	$(24,990)	(99.4)%
State and municipal securities	345,347	262,765	82,582	31.4
Corporate debt securities	91,547	96,955	(5,408)	(5.6)
Collateralized mortgage obligations	706,346	821,509	(115,163)	(14.0)
Mortgage-backed securities	1,267,763	1,158,835	108,928	9.4
Auction rate securities	97,886	98,059	(173)	(0.2)
Total debt securities	2,509,035	2,463,259	45,776	1.9
Equity securities	20,689	21,514	(825)	(3.8)
Total	$2,529,724	$2,484,773	$44,951	1.8%

U.S. Government sponsored agency securities decreased $25.0 million, or 99.4%, as the result of maturities. The proceeds were reinvested in municipal securities, which increased $82.6 million, or 31.4%.
Collateralized mortgage obligations decreased $115.2 million, or 14.0%, as the Corporation reduced its holdings in lower coupon investments due to volatility in market pricing. The proceeds were reinvested in mortgage-backed securities, which increased $108.9 million, or 9.4%, in an effort to improve the portfolio yield.

Loans, net of Unearned Income

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	June 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,635,347	$5,462,330	$173,017	3.2%
Commercial – industrial, financial and agricultural	4,099,177	4,088,962	10,215	0.2
Real estate – home equity	1,647,319	1,684,439	(37,120)	(2.2)
Real estate – residential mortgage	1,447,292	1,376,160	71,132	5.2
Real estate – construction	853,699	799,988	53,711	6.7
Consumer	278,071	268,588	9,483	3.5
Leasing, other and overdrafts	194,254	158,135	36,119	22.8
Loans, net of unearned income	$14,155,159	$13,838,602	$316,557	2.3%

Loans, net of unearned income increased $316.6 million, or 2.3%, in comparison to December 31, 2015, with the increases spread all across the Corporation's geographic markets. Commercial mortgage loans increased $173.0 million, or 3.2%, in comparison to December 31, 2015, with the growth occurring primarily in the Pennsylvania ($135.0 million, or 4.9%), New Jersey ($24.0 million, or 1.7%) and Virginia ($11.0 million, or 2.4%) markets. Real-estate residential mortgage loans increased $71.1 million, or 5.2%, compared to December 31, 2015, with the growth occurring primarily in the Maryland ($41.0 million, or 22.3%) and Virginia ($33.0 million, or 14.7%) markets as the result of new portfolio product offerings that were introduced in 2015. Real-estate construction loans increased $53.7 million, or 6.7%, in comparison to December 31, 2015, with the growth occurring primarily in the New Jersey ($27.0 million, or 17.1%), Delaware ($16.0 million, or 35.4%) and Pennsylvania ($11.0 million, or 2.4%) markets. Leasing, other and overdrafts increased compared to December 31, 2015 as a result of a $36.1 million increase in the leasing portfolio.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	June 30, 2016			December 31, 2015
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$604,113	0.8%	70.8%	$559,991	0.2%	70.0%
Commercial - residential	183,667	4.9	21.5	179,303	7.3	22.4
Other	65,919	3.8	7.7	60,694	1.1	7.6
Total Real estate - construction	$853,699	1.9%	100.0%	$799,988	1.8%	100.0%

(1)	Represents all accruing loans 30 days or more past due and non-accrual loans as a percentage of total loans in each class segment.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $6.5 billion, or 45.8%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2016. The Corporation's maximum total lending commitment to an individual borrower was $50.0 million as of June 30, 2016. In addition to its policy of limiting the maximum total lending commitment to any individual borrower to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of June 30, 2016, the Corporation had 113 relationships with total borrowing commitments between $20.0 million and $50.0 million.
The following table summarizes the industry concentrations within the commercial loan portfolio:

	June 30, 2016	December 31, 2015
Services	21.9%	22.6%
Health care	11.2	10.6
Manufacturing	10.7	11.3
Construction (1)	9.8	9.7
Retail	9.2	8.3
Wholesale	8.0	8.0
Real estate (2)	7.7	7.3
Agriculture	4.8	5.1
Arts and entertainment	2.8	2.8
Transportation	2.7	2.7
Financial services	2.0	1.7
Other	9.2	9.9
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial - industrial, financial and agricultural	$162,712	$152,830
Real estate - commercial mortgage	104,418	96,219
Total	$267,130	$249,049

Total shared national credits increased $18.1 million, or 7.3%, in comparison to December 31, 2015. The Corporation's shared national credits are to borrowers located in its geographical markets, and the increase was due to normal lending activities consistent with the Corporation's underwriting policies. As of June 30, 2016, none of the shared national credits were past due compared to one credit totaling $1.1 million, or 0.4%, of the total balance that was past due as of December 31, 2015.

Provision for Credit Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(dollars in thousands)
Average balance of loans, net of unearned income	$13,966,024	$13,192,600	$13,909,722	$13,144,332

Balance of allowance for credit losses at beginning of period	$166,065	$179,658	$171,412	$185,931
Loans charged off:
Commercial – industrial, financial and agricultural	4,625	11,166	10,813	13,029
Real estate – residential mortgage	340	783	1,408	2,064
Real estate – home equity	1,045	870	2,586	1,638
Real estate – commercial mortgage	1,474	1,642	2,056	2,351
Consumer	569	357	1,576	1,137
Real estate – construction	742	87	1,068	87
Leasing, other and overdrafts	1,951	467	2,394	830
Total loans charged off	10,746	15,372	21,901	21,136
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	2,931	1,471	5,250	2,257
Real estate – residential mortgage	420	187	556	346
Real estate – home equity	350	189	688	440
Real estate – commercial mortgage	1,367	451	2,192	887
Consumer	539	368	735	609
Real estate – construction	1,563	231	1,946	1,378
Leasing, other and overdrafts	108	70	189	241
Total recoveries	7,278	2,967	11,556	6,158
Net loans charged off	3,468	12,405	10,345	14,978
Provision for credit losses	2,511	2,200	4,041	(1,500)
Balance of allowance for credit losses at end of period	$165,108	$169,453	$165,108	$169,453

Net charge-offs to average loans (annualized)	0.10%	0.38%	0.15%	0.23%
The following table presents the components of the allowance for credit losses:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Allowance for loan losses	$162,546	$169,054
Reserve for unfunded lending commitments	2,562	2,358
Allowance for credit losses	$165,108	$171,412

Allowance for credit losses to loans outstanding	1.17%	1.24%
The provision for credit losses for the three months ended June 30, 2016 was $2.5 million, an increase of $311,000 in comparison to the same period in 2015. For the six months ended June 30, 2016, the provision for credit losses was $4.0 million, an increase of $5.5 million in comparison to the first six months of 2015. The increase in the provision for credit losses was largely due to a negative provision recorded in the six months ended June 30, 2015 which was driven by an improvement in net charge-off levels, particularly among pooled impaired loans across all portfolio segments.
Net charge-offs decreased $8.9 million, or 72.0%, to $3.5 million for the second quarter of 2016, compared to $12.4 million for the second quarter of 2015. Gross charge-offs decreased by $4.6 million and recoveries increased by $4.3 million. Of the $3.5 million of net charge-offs recorded in the second quarter of 2016, the majority were for loans originated in New Jersey ($2.5 million) and Pennsylvania ($2.4 million) partially offset by net recoveries in Maryland ($1.2 million) and, to a lesser extent, Delaware and Virginia.
During the first half of 2016, net charge-offs decreased $4.6 million, or 30.9%, to $10.3 million compared to $15.0 million for the first half of 2015. The decrease in net charge-offs was primarily due to an increase in recoveries during the first half of 2016 compared to the same period in the prior year. Of the $10.3 million of net charge-offs recorded in the first half of 2016, the majority were for loans originated in Pennsylvania ($7.9 million) and New Jersey ($3.7 million) partially offset by net recoveries in Maryland ($1.0 million) and, to a lesser extent, Delaware and Virginia.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2016	June 30, 2015	December 31, 2015
	(dollars in thousands)
Non-accrual loans	$111,742	$129,152	$129,523
Loans 90 days or more past due and still accruing	15,992	20,353	15,291
Total non-performing loans	127,734	149,505	144,814
Other real estate owned (OREO)	11,918	12,763	11,099
Total non-performing assets	$139,652	$162,268	$155,913
Non-accrual loans to total loans	0.79%	0.98%	0.94%
Non-performing assets to total assets	0.76%	0.93%	0.87%
Allowance for credit losses to non-performing loans	129.26%	113.34%	118.37%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	June 30, 2016	June 30, 2015	December 31, 2015
	(in thousands)
Real estate – residential mortgage	$27,324	$31,584	$28,511
Real estate – commercial mortgage	17,808	17,482	17,563
Real estate – construction	3,086	4,482	3,942
Commercial – industrial, financial and agricultural	5,756	6,975	5,953
Real estate – home equity	7,173	3,084	4,556
Consumer	18	34	33
Total accruing TDRs	61,165	63,641	60,558
Non-accrual TDRs (1)	24,887	27,230	31,035
Total TDRs	$86,052	$90,871	$91,593
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first six months of 2016 and still outstanding as of June 30, 2016 totaled $6.5 million. During the first six months of 2016, $3.7 million of TDRs that were modified in the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2016:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended June 30, 2016
Balance of non-accrual loans at March 31, 2016	$37,116	$40,861	$10,498	$20,780	$11,494	$—	$1,421	$122,170
Additions	6,340	4,835	3,098	2,100	2,068	572	207	19,220
Payments	(2,888)	(5,150)	(2,396)	(1,595)	(1,086)	(1)	(20)	(13,136)
Charge-offs	(4,625)	(1,474)	(742)	(340)	(1,045)	(569)	(1,608)	(10,403)
Transfers to accrual status	—	(3,149)	—	(150)	(206)	(2)	—	(3,507)
Transfers to OREO	(405)	(411)	(1,038)	(226)	(522)	—	—	(2,602)
Balance of non-accrual loans at June 30, 2016	$35,538	$35,512	$9,420	$20,569	$10,703	$—	$—	$111,742

Six months ended June 30, 2016
Balance of non-accrual loans as of December 31, 2015	$42,199	$40,731	$12,044	$21,914	$11,210	$—	$1,425	$129,523
Additions	12,776	10,794	3,850	3,497	5,055	1,579	292	37,843
Payments	(8,219)	(8,693)	(4,368)	(1,746)	(1,452)	(1)	(24)	(24,503)
Charge-offs	(10,813)	(2,056)	(1,068)	(1,408)	(2,586)	(1,576)	(1,693)	(21,200)
Transfers to accrual status	—	(3,149)	—	(310)	(881)	(2)	—	(4,342)
Transfers to OREO	(405)	(2,115)	(1,038)	(1,378)	(643)	—	—	(5,579)
Balance of non-accrual loans at June 30, 2016	$35,538	$35,512	$9,420	$20,569	$10,703	$—	$—	$111,742

Non-accrual loans decreased $17.4 million, or 13.5%, and $17.8 million, or 13.7%, in comparison to June 30, 2015 and December 31, 2015, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	June 30, 2016	June 30, 2015	December 31, 2015
	(in thousands)
Real estate – commercial mortgage	$35,704	$49,932	$41,170
Commercial – industrial, financial and agricultural	38,902	35,839	44,071
Real estate – residential mortgage	25,030	31,562	28,484
Real estate – home equity	14,173	14,632	14,683
Real estate – construction	11,879	14,884	12,460
Consumer	1,888	2,583	2,440
Leasing	158	73	1,506
Total non-performing loans	$127,734	$149,505	$144,814

Non-performing loans decreased $21.8 million, or 14.6%, and $17.1 million, or 11.8%, in comparison to June 30, 2015 and December 31, 2015, respectively. The decrease in non-performing loans was realized across all loan categories.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2016	June 30, 2015	December 31, 2015
	(in thousands)
Residential properties	$6,098	$7,992	$7,303
Commercial properties	3,686	2,123	2,167
Undeveloped land	2,134	2,648	1,629
Total OREO	$11,918	$12,763	$11,099

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

Total internally risk rated loans were $10.5 billion and $10.3 billion as of June 30, 2016 and December 31, 2015, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	June 30, 2016	December 31, 2015	$	%	June 30, 2016	December 31, 2015	$	%	June 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate - commercial mortgage	$141,417	$102,625	$38,792	37.8%	$122,564	$155,442	$(32,878)	(21.2)%	$263,981	$258,067
Commercial - secured	95,330	92,711	2,619	2.8	130,180	136,710	(6,530)	(4.8)	225,510	229,421
Commercial -unsecured	2,467	2,761	(294)	(10.6)	3,421	3,346	75	2.2	5,888	6,107
Total Commercial - industrial, financial and agricultural	97,797	95,472	2,325	2.4	133,601	140,056	(6,455)	(4.6)	231,398	235,528
Construction - commercial residential	17,012	17,154	(142)	(0.8)	14,838	21,812	(6,974)	(32.0)	31,850	38,966
Construction - commercial	2,548	3,684	(1,136)	(30.8)	4,594	3,597	997	27.7	7,142	7,281
Total real estate - construction (excluding construction - other)	19,560	20,838	(1,278)	(6.1)	19,432	25,409	(5,977)	(23.5)	38,992	46,247
Total	$258,774	$218,935	$39,839	18.2%	$275,597	$320,907	$(45,310)	(14.1)%	$534,371	$539,842

% of total risk rated loans	2.5%	2.1%			2.6%	3.1%			5.1%	5.2%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	June 30, 2016			June 30, 2015			December 31, 2015
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.18%	0.63%	0.81%	0.34%	0.96%	1.30%	0.14%	0.77%	0.91%
Commercial – industrial, financial and agricultural	0.30%	0.95%	1.25%	0.22%	0.93%	1.15%	0.21%	1.06%	1.27%
Real estate – construction	0.54%	1.39%	1.93%	0.02%	2.04%	2.06%	0.28%	1.59%	1.87%
Real estate – residential mortgage	0.97%	1.73%	2.70%	1.53%	2.30%	3.83%	1.33%	2.07%	3.40%
Real estate – home equity	0.61%	0.86%	1.47%	0.55%	0.87%	1.42%	0.53%	0.87%	1.40%
Consumer, leasing and other	1.03%	0.43%	1.46%	1.29%	0.65%	1.94%	1.36%	0.92%	2.28%
Total	0.39%	0.91%	1.30%	0.47%	1.13%	1.60%	0.37%	1.04%	1.41%
Total dollars (in thousands)	$55,744	$127,734	$183,478	$61,931	$149,505	$211,436	$51,927	$144,814	$196,741

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $165.1 million as of June 30, 2016 is sufficient to cover incurred losses in the loan portfolio and unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Other Assets and Other Liabilities

The $77.4 million, or 13.1%, increase in other assets and the $99.4 million, or 33.9%, increase in other liabilities were driven by higher fair values for derivative financial instruments, mainly commercial loan interest rate swaps. See Note 9, "Derivative Financial Instruments," in the Notes to Consolidated Financial Statements for additional details.

Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (Decrease)
	June 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,125,375	$3,948,114	$177,261	4.5%
Interest-bearing demand	3,358,536	3,451,207	(92,671)	(2.7)
Savings	3,986,008	3,868,046	117,962	3.0
Total demand and savings	11,469,919	11,267,367	202,552	1.8
Time deposits	2,822,645	2,864,950	(42,305)	(1.5)
Total deposits	$14,292,564	$14,132,317	$160,247	1.1%

Noninterest-bearing demand deposits increased $177.3 million, or 4.5%, primarily as a result of increases in business account balances of $195.2 million, or 6.5%, and municipal account balances of $11.5 million, or 12.6%, partially offset by decreases in personal account balances of $16.6 million, or 2.0%, and other account balances of $12.9 million, or 27.5%.

The $118.0 million, or 3.0%, increase in savings account balances was due to a $215.6 million, or 8.6%, increase in personal account balances partially offset by a decrease of $58.9 million, or 7.4%, in business account balances and a $38.7 million, or 6.7%, decrease in municipal account balances.

Interest-bearing demand accounts decreased $92.7 million, or 2.7%, primarily due to a $58.8 million, or 2.9%, decrease in personal account balances, a $22.4 million, or 1.9%, decrease in municipal account balances and an $11.6 million, or 1.9%, decrease in business account balances.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	June 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$168,521	$111,496	$57,025	51.1%
Customer short-term promissory notes	69,509	78,932	(9,423)	(11.9)
Total short-term customer funding	238,030	190,428	47,602	25.0
Federal funds purchased	449,184	197,235	251,949	127.7
Short-term FHLB advances (1)	35,000	110,000	(75,000)	(68.2)
Total short-term borrowings	722,214	497,663	224,551	45.1
Long-term debt:
FHLB advances	603,685	587,756	15,929	2.7
Other long-term debt	361,867	361,786	81	—
Total long-term debt	965,552	949,542	16,010	1.7
Total borrowings	$1,687,766	$1,447,205	$240,561	16.6%

(1) Represents FHLB advances with an original maturity term of less than one year.

The $224.6 million, or 45.1%, increase in total short-term borrowings resulted from loan growth exceeding deposit growth during the first six months of 2016.

Shareholders' Equity

Total shareholders’ equity increased $65.1 million, or 3.2%, during the first six months of 2016. The increase was due primarily to $78.0 million of net income and a $29.7 million increase in other comprehensive income, partially offset by $33.0 million of common stock dividends and $16.3 million in treasury stock purchases.

Regulatory Capital

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

As of June 30, 2016, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of June 30, 2016, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2016	December 31, 2015	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.1%	13.2%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.3%	10.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.3%	10.2%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.0%	9.0%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes on net interest income as of June 30, 2016 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $73.3 million	14.1%
+200 bp	+ $49.1 million	9.43%
+100 bp	+ $22.5 million	4.3%
–100 bp	– $15.6 million	– 3.0%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of June 30, 2016, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2016, the Corporation had $638.7 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.8 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2016, the Corporation had aggregate availability under federal funds lines of $1.1 billion with $449.2 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2016, the Corporation had $1.3 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2016 generated $74.1 million of cash, mainly due to net income. Cash used in investing activities was $447.0 million, mainly due to net increases in loans and short-term investments. Net cash provided by financing activities was $356.4 million due to increases in deposits, short-term borrowings and additions to long-term debt, partially offset by cash dividends and purchases of treasury stock.

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of June 30, 2016, equity investments consisted of $19.8 million of common stocks of publicly traded financial institutions and $895,000 of other equity investments.

The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $13.4 million and a fair value of $19.8 million at June 30, 2016, including an investment in a single financial institution with a cost basis of $7.4 million and a fair value of $10.4 million. The fair value of this investment accounted for 52.5% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $6.5 million as of June 30, 2016.

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

Municipal Securities

As of June 30, 2016, the Corporation owned $345.3 million of municipal securities issued by various municipalities. Ongoing uncertainty with respect to the financial strength of municipal bond insurers places greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of June 30, 2016, approximately 97% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 77% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of June 30, 2016, the Corporation’s investments in student loan auction rate certificates (ARC), a type of auction rate securities, had a cost basis of $106.9 million and a fair value of $97.9 million.

ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of June 30, 2016, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime in the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2016, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At June 30, 2016, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt issued by financial institutions and senior debt. As of June 30, 2016, these securities had an amortized cost of $95.4 million and an estimated fair value of $91.5 million. The amortized cost of pooled trust preferred securities was $0 as of June 30, 2016.

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

Item 1A. Risk Factors

See Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of risk factors affecting the Company. Following is an additional risk factor:
Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The preparation of the Corporation’s financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as revenues and expenses during the period. A summary of the accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain, is set forth under the heading "Critical Accounting Policies" within Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in the Corporation’s financial statements and these ultimate values may differ materially from those determined based on management’s estimates and assumptions. In addition, the Financial Accounting Standards Board (FASB), regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of the Corporation’s financial statements. Further, those bodies that establish and interpret the accounting standards (such as the FASB, the Securities and Exchange Commission, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how the Corporation records and reports its financial condition and results of operations. For example, the FASB recently issued a new accounting standard that will require the recognition of credit losses on loans and other financial assets based on an entity’s current estimate of expected losses over the lifetime of each loan or other financial asset, as opposed to current accounting standards, which require recognition of losses on loans and other financial assets only when those losses are "probable." The Corporation’s adoption of this accounting standard could materially affect the Corporation’s allowance for credit losses methodology, financial condition, capital levels and results of operations, including expenses the Corporation may incur in implementing this accounting standard.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

April 1, 2016 to April 30, 2016	—	$—	—	$38,804,488
May 1, 2016 to May 31, 2016	—	—	—	38,804,488
June 1, 2016 to June 30, 2016	392,938	12.87	392,938	33,746,157

In October, 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2016. Repurchased shares may be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. During the first quarter of 2016, 917,200 shares had been repurchased under this program for a total cost of $11.2 million, or $12.21 per share. During the second quarter of 2016, 392,938 shares had been repurchased under this program for a total cost of $5.1 million, or $12.87 per share.

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

FULTON FINANCIAL CORPORATION

Date:	August 5, 2016	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	August 5, 2016	/s/ Patrick S. Barrett
Patrick S. Barrett
Senior Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2011.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on an Amended Form 8-K dated September 23, 2014.

10.1	Fulton Financial Corporation Equity and Cash Incentive Compensation Plan, as amended and restated effective June 30, 2016.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended June 30, 2016, filed on August 5, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.