Form 10-Q
period 2016-09-30
FULTON FINANCIAL CORP
filed 2016-11-04
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016, or

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
Common Stock, $2.50 Par Value –173,271,000 shares outstanding as of October 28, 2016.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$86,497	$101,120
Interest-bearing deposits with other banks	368,031	230,300
Federal Reserve Bank and Federal Home Loan Bank stock	60,935	62,216
Loans held for sale	27,836	16,886
Available for sale investment securities	2,508,068	2,484,773
Loans, net of unearned income	14,391,238	13,838,602
Less: Allowance for loan losses	(162,526)	(169,054)
Net Loans	14,228,712	13,669,548
Premises and equipment	228,009	225,535
Accrued interest receivable	43,600	42,767
Goodwill and intangible assets	531,556	531,556
Other assets	617,818	550,017
Total Assets	$18,701,062	$17,914,718
LIABILITIES
Deposits:
Noninterest-bearing	$4,210,099	$3,948,114
Interest-bearing	10,742,380	10,184,203
Total Deposits	14,952,479	14,132,317
Short-term borrowings:
Federal funds purchased	8,444	197,235
Other short-term borrowings	255,598	300,428
Total Short-Term Borrowings	264,042	497,663
Accrued interest payable	13,645	10,724
Other liabilities	376,174	282,578
Federal Home Loan Bank advances and long-term debt	965,286	949,542
Total Liabilities	16,571,626	15,872,824
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 219.1 million shares issued in 2016 and 218.9 million shares issued in 2015	547,735	547,141
Additional paid-in capital	1,457,597	1,450,690
Retained earnings	710,833	641,588
Accumulated other comprehensive income (loss)	4,491	(22,017)
Treasury stock, at cost, 45.9 million shares in 2016 and 44.7 million shares in 2015	(591,220)	(575,508)
Total Shareholders’ Equity	2,129,436	2,041,894
Total Liabilities and Shareholders’ Equity	$18,701,062	$17,914,718

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$136,639	$131,804	$405,361	$391,491
Investment securities:
Taxable	10,874	11,252	34,036	33,478
Tax-exempt	2,550	1,904	6,910	5,872
Dividends	143	190	438	834
Loans held for sale	210	194	529	632
Other interest income	1,052	884	2,814	3,922
Total Interest Income	151,468	146,228	450,088	436,229
INTEREST EXPENSE
Deposits	11,311	10,217	32,925	30,093
Short-term borrowings	254	92	739	272
Long-term debt	9,338	10,225	27,889	33,669
Total Interest Expense	20,903	20,534	61,553	64,034
Net Interest Income	130,565	125,694	388,535	372,195
Provision for credit losses	4,141	1,000	8,182	(500)
Net Interest Income After Provision for Credit Losses	126,424	124,694	380,353	372,695
NON-INTEREST INCOME
Other service charges and fees	14,407	10,965	38,140	31,316
Service charges on deposit accounts	13,078	12,982	38,532	37,188
Investment management and trust services	11,425	11,237	33,660	33,137
Mortgage banking income	4,529	3,864	12,456	13,891
Investment securities gains, net	2	1,730	1,025	8,290
Other	4,708	3,996	13,610	12,178
Total Non-Interest Income	48,149	44,774	137,423	136,000
NON-INTEREST EXPENSE
Salaries and employee benefits	70,696	65,308	210,097	195,365
Net occupancy expense	11,782	10,710	35,813	36,211
Other outside services	5,783	7,373	17,347	21,248
Data processing	4,610	5,105	15,486	14,767
Software	4,117	3,984	11,991	10,678
Equipment expense	3,137	3,595	9,380	10,888
Supplies and postage	2,559	2,708	7,844	7,803
Professional fees	2,535	2,828	8,221	8,430
FDIC insurance expense	1,791	2,867	7,700	8,574
Marketing	1,774	2,102	5,314	5,570
Telecommunications	1,411	1,587	4,358	4,920
Other real estate owned and repossession expense	742	1,016	1,745	2,507
Operating risk loss	556	1,136	2,082	2,637
Loss on redemption of trust preferred securities	—	5,626	—	5,626
Intangible amortization	—	5	—	241
Other	8,355	8,939	24,520	26,256
Total Non-Interest Expense	119,848	124,889	361,898	361,721
Income Before Income Taxes	54,725	44,579	155,878	146,974
Income taxes	13,257	10,328	36,403	36,007
Net Income	$41,468	$34,251	$119,475	$110,967

PER SHARE:
Net Income (Basic)	$0.24	$0.20	$0.69	$0.63
Net Income (Diluted)	0.24	0.20	0.69	0.63
Cash Dividends	0.10	0.09	0.29	0.27
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

Net Income	$41,468	$34,251	$119,475	$110,967
Other Comprehensive Income (Loss), net of tax:
Unrealized (loss) gain on securities	(3,580)	7,857	26,285	5,841
Reclassification adjustment for securities gains included in net income	(1)	(1,124)	(666)	(5,388)
Reclassification adjustment for loss on derivative financial instruments included in net income	—	2,456	—	2,456
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	—	—	—	125
Amortization of unrealized loss on derivative financial instruments	4	3	12	71
Amortization of net unrecognized pension and postretirement items	379	466	877	1,398
Other Comprehensive (Loss) Income	(3,198)	9,658	26,508	4,503
Total Comprehensive Income	$38,270	$43,909	$145,983	$115,470

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(in thousands, except per-share data)

	Common Stock			Retained Earnings			Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)		$(575,508)	$2,041,894
Net income				119,475				119,475
Other comprehensive income					26,508			26,508
Stock issued, including related tax benefits	454	594	2,099				2,833	5,526
Stock-based compensation awards			4,808					4,808
Acquisition of treasury stock	(1,486)						(18,545)	(18,545)
Common stock cash dividends - $0.29 per share				(50,230)				(50,230)
Balance at September 30, 2016	173,144	$547,735	$1,457,597	$710,833	$4,491		$(591,220)	$2,129,436

Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)		$(510,501)	$1,996,665
Net income				110,967				110,967
Other comprehensive loss					4,503			4,503
Stock issued, including related tax benefits	613	889	2,675				3,374	6,938
Stock-based compensation awards			4,371					4,371
Acquisition of treasury stock	(3,976)						(50,000)	(50,000)
Settlement of accelerated stock repurchase agreement	(1,790)		20,000			—	(20,000)	—
Common stock cash dividends - $0.27 per share				(47,540)				(47,540)
Balance at September 30, 2015	173,771	$546,444	$1,447,569	$622,237	$(13,219)		$(577,127)	$2,025,904

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,475	$110,967
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,182	(500)
Depreciation and amortization of premises and equipment	20,547	20,302
Net amortization of investment securities premiums	7,434	5,369
Investment securities gains, net	(1,025)	(8,290)
Gain on sales of mortgage loans held for sale	(11,967)	(10,588)
Proceeds from sales of mortgage loans held for sale	493,457	599,557
Originations of mortgage loans held for sale	(492,440)	(598,384)
Amortization of intangible assets	—	241
Amortization of issuance costs on long-term debt	347	432
Stock-based compensation	4,808	4,371
Excess tax benefits from stock-based compensation	(58)	(86)
Loss on redemption of trust preferred securities	—	5,626
Increase in accrued interest receivable	(833)	(1,028)
Increase in other assets	(9,075)	(10,926)
Increase (decrease) in accrued interest payable	2,921	(3,318)
Increase in other liabilities	2,061	21,604
Total adjustments	24,359	24,382
Net cash provided by operating activities	143,834	135,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	84,978	29,309
Proceeds from principal repayments and maturities of securities available for sale	426,932	317,813
Purchase of securities available for sale	(484,164)	(444,111)
Increase in short-term investments	(136,450)	(156,837)
Net increase in loans	(567,061)	(440,681)
Net purchases of premises and equipment	(23,021)	(19,980)
Net cash used in investing activities	(698,786)	(714,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	880,795	852,611
Net decrease in time deposits	(60,633)	(135,723)
(Decrease) increase in short-term borrowings	(233,621)	101,912
Additions to long-term debt	16,000	347,778
Repayments of long-term debt	(603)	(510,038)
Net proceeds from issuance of common stock	5,468	6,852
Excess tax benefits from stock-based compensation	58	86
Dividends paid	(48,590)	(46,239)
Acquisition of treasury stock	(18,545)	(50,000)
Net cash provided by financing activities	540,329	567,239
Net Decrease in Cash and Due From Banks	(14,623)	(11,899)
Cash and Due From Banks at Beginning of Period	101,120	105,702
Cash and Due From Banks at End of Period	$86,497	$93,803
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$58,632	$67,352
Income taxes	9,404	9,168
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The standard also requires significantly expanded disclosures about revenue recognition. During 2016, the FASB issued amendments to this standard (ASC Updates 2016-08, 2016-10, 2016-11 and 2016-12). These amendments provide further clarification to the standard. For public business entities, ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted. For the Corporation, this standards update is effective with its March 31, 2018 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements.

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

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities. Early application is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASC Update 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The purpose of this standards update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. ASC Update 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. For the Corporation, this standards update is effective with its March 31, 2017 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-09 on its consolidated financial statements and does not expect the adoption of ASC Update 2016-09 to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASC Update 2016-13, "Financial Instruments - Credit Losses." The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable (current practice). ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASC Update 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." This standards update provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. ASC Update 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2016-15 to have a material impact on its consolidated financial statements.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Weighted average shares outstanding (basic)	173,020	174,338	173,248	176,399
Impact of common stock equivalents	1,044	1,004	1,017	1,029
Weighted average shares outstanding (diluted)	174,064	175,342	174,265	177,428
For the three and nine months ended September 30, 2016, 447,000 and 712,000 stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, 1.5 million and 1.8 million stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive.

NOTE 3 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2016
Unrealized loss on securities	$(5,505)	$1,925	$(3,580)
Reclassification adjustment for securities gains included in net income (1)	(2)	1	(1)
Amortization of unrealized loss on derivative financial instruments (2)	6	(2)	4
Amortization of net unrecognized pension and postretirement items (3)	583	(204)	379
Total Other Comprehensive Loss	$(4,918)	$1,720	$(3,198)
Three months ended September 30, 2015
Unrealized gain on securities	$12,088	$(4,231)	$7,857
Reclassification adjustment for securities gains included in net income (1)	(1,730)	606	(1,124)
Reclassification adjustment for loss on derivative financial instruments included in net income (2)	3,778	(1,322)	2,456
Amortization of unrealized loss on derivative financial instruments(2)	5	(2)	3
Amortization of net unrecognized pension and postretirement items (3)	717	(251)	466
Total Other Comprehensive Income	$14,858	$(5,200)	$9,658

Nine months ended September 30, 2016
Unrealized gain on securities	$40,441	$(14,156)	$26,285
Reclassification adjustment for securities gains included in net income (1)	(1,025)	359	(666)
Amortization of unrealized loss on derivative financial instruments (2)	18	(6)	12
Amortization of net unrecognized pension and postretirement items (3)	1,349	(472)	877
Total Other Comprehensive Income	$40,783	$(14,275)	$26,508

Nine months ended September 30, 2015
Unrealized gain on securities	$8,987	$(3,146)	$5,841
Reclassification adjustment for securities gains included in net income (1)	(8,290)	2,902	(5,388)
Reclassification adjustment for loss on derivative financial instruments included in net income (2)	3,778	(1,322)	2,456
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	192	(67)	125
Amortization of unrealized loss on derivative financial instruments (2)	110	(39)	71
Amortization of net unrecognized pension and postretirement items (3)	2,151	(753)	1,398
Total Other Comprehensive Income	$6,928	$(2,425)	$4,503

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

The following table presents changes in each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2016
Balance at June 30, 2016	$22,701	$458	$(7)	$(15,463)	$7,689
Other comprehensive loss before reclassifications	(3,580)	—	—	—	(3,580)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	4	379	382
Balance at September 30, 2016	$19,120	$458	$(3)	$(15,084)	$4,491
Three months ended September 30, 2015
Balance at June 30, 2015	$830	$344	$(2,478)	$(21,573)	$(22,877)
Other comprehensive income before reclassifications	7,857	—	—	—	7,857
Amounts reclassified from accumulated other comprehensive income (loss)	(1,124)	—	3	466	(655)
Reclassification adjustment for loss on derivative financial instruments included in net income	—	—	2,456	—	2,456
Balance at September 30, 2015	$7,563	$344	$(19)	$(21,107)	$(13,219)

Nine months ended September 30, 2016
Balance at December 31, 2015	$(6,499)	$458	$(15)	$(15,961)	$(22,017)
Other comprehensive income before reclassifications	26,285	—	—	—	26,285
Amounts reclassified from accumulated other comprehensive income (loss)	(666)	—	12	877	223
Balance at September 30, 2016	$19,120	$458	$(3)	$(15,084)	$4,491
Nine months ended September 30, 2015
Balance at December 31, 2014	$5,980	$1,349	$(2,546)	$(22,505)	$(17,722)
Other comprehensive income before reclassifications	5,841	125	—	—	5,966
Amounts reclassified from accumulated other comprehensive income (loss)	(4,258)	(1,130)	71	1,398	(3,919)
Reclassification adjustment for loss on derivative financial instruments included in net income	—	—	2,456	—	2,456
Balance at September 30, 2015	$7,563	$344	$(19)	$(21,107)	$(13,219)

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2016
U.S. Government sponsored agency securities	$137	$3	$—	$140
State and municipal securities	394,162	8,145	(735)	401,572
Corporate debt securities	109,495	3,096	(5,350)	107,241
Collateralized mortgage obligations	651,060	4,070	(2,771)	652,359
Mortgage-backed securities	1,201,771	24,790	(14)	1,226,547
Auction rate securities	107,107	—	(9,381)	97,726
Total debt securities	2,463,732	40,104	(18,251)	2,485,585
Equity securities	14,206	8,277	—	22,483
Total	$2,477,938	$48,381	$(18,251)	$2,508,068

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2015
U.S. Government sponsored agency securities	$25,154	$35	$(53)	$25,136
State and municipal securities	256,746	6,019	—	262,765
Corporate debt securities	100,336	2,695	(6,076)	96,955
Collateralized mortgage obligations	835,439	3,042	(16,972)	821,509
Mortgage-backed securities	1,154,935	10,104	(6,204)	1,158,835
Auction rate securities	106,772	—	(8,713)	98,059
Total debt securities	2,479,382	21,895	(38,018)	2,463,259
Equity securities	14,677	6,845	(8)	21,514
Total	$2,494,059	$28,740	$(38,026)	$2,484,773
Securities carried at $1.8 billion as of September 30, 2016 and $1.7 billion as of December 31, 2015 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $21.6 million at September 30, 2016 and $20.6 million at December 31, 2015) and other equity investments (estimated fair value of $901,000 at September 30, 2016 and $914,000 at December 31, 2015).
As of September 30, 2016, the financial institutions stock portfolio had a cost basis of $13.4 million and an estimated fair value of $21.6 million, including an investment in a single financial institution with a cost basis of $7.4 million and an estimated fair value of $11.4 million. The estimated fair value of this investment accounted for 52.7% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of September 30, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$50,521	$51,020
Due from one year to five years	34,278	35,356
Due from five years to ten years	96,172	99,187
Due after ten years	429,930	421,116
	610,901	606,679
Collateralized mortgage obligations	651,060	652,359
Mortgage-backed securities	1,201,771	1,226,547
Total debt securities	$2,463,732	$2,485,585
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended September 30, 2016	(in thousands)
Equity securities	$2	$—	$2
Debt securities	—	—	—
Total	$2	$—	$2
Three months ended September 30, 2015
Equity securities	$1,730	$—	$1,730
Debt securities	—	—	—
Total	$1,730	$—	$1,730

Nine months ended September 30, 2016
Equity securities	$739	$(10)	$729
Debt securities	322	(26)	296
Total	$1,061	$(36)	$1,025
Nine months ended September 30, 2015
Equity securities	$5,990	$—	$5,990
Debt securities	2,300	—	2,300
Total	$8,290	$—	$8,290

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at September 30, 2016 and 2015:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(11,510)	$(11,510)	$(11,510)	$(16,242)
Reductions for securities sold during the period	—	—	—	4,730
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	—	2
Balance of cumulative credit losses on debt securities, end of period	$(11,510)	$(11,510)	$(11,510)	$(11,510)
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$91,790	$(735)	$—	$—	$91,790	$(735)
Corporate debt securities	4,000	(35)	33,766	(5,315)	37,766	(5,350)
Collateralized mortgage obligations	124,739	(376)	266,062	(2,395)	390,801	(2,771)
Mortgage-backed securities	6,171	(14)	—	—	6,171	(14)
Auction rate securities	—	—	97,726	(9,381)	97,726	(9,381)
Total debt securities	226,700	(1,160)	397,554	(17,091)	624,254	(18,251)
Equity securities	—	—	—	—	—	—
Total	$226,700	$(1,160)	$397,554	$(17,091)	$624,254	$(18,251)
The decline in market value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, therefore the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2016.
As of September 30, 2016, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of September 30, 2016, all ARCs were current and making scheduled interest payments. Based on management’s evaluations, ARCs with an estimated fair value of $97.7 million were not subject to any other-than-temporary impairment charges as of September 30, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
For its investments in equity securities, particularly its investments in stocks of financial institutions, management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation and the Corporation’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Corporation does not consider those investments with unrealized holding losses as of September 30, 2016 to be other-than-temporarily impaired.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	September 30, 2016		December 31, 2015
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$43,720	$39,253	$44,648	$39,106
Subordinated debt	43,715	44,660	39,610	40,779
Senior debt	18,039	18,601	12,043	12,329
Pooled trust preferred securities	—	706	—	706
Corporate debt securities issued by financial institutions	105,474	103,220	96,301	92,920
Other corporate debt securities	4,021	4,021	4,035	4,035
Available for sale corporate debt securities	$109,495	$107,241	$100,336	$96,955

Single-issuer trust preferred securities had an unrealized loss of $4.5 million at September 30, 2016. Six of the 19 single-issuer trust preferred securities, with an amortized cost of $11.5 million and an estimated fair value of $10.1 million at September 30, 2016, were rated below investment grade by at least one ratings agency. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" and "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $2.4 million at September 30, 2016 were not rated by any ratings agency.
Based on management’s evaluations, corporate debt securities with a fair value of $107.2 million were not subject to any other-than-temporary impairment charges as of September 30, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Real-estate - commercial mortgage	$5,818,915	$5,462,330
Commercial - industrial, financial and agricultural	4,024,119	4,088,962
Real-estate - home equity	1,640,421	1,684,439
Real-estate - residential mortgage	1,542,696	1,376,160
Real-estate - construction	861,634	799,988
Consumer	283,673	268,588
Leasing and other	235,793	170,914
Overdrafts	2,320	2,737
Loans, gross of unearned income	14,409,571	13,854,118
Unearned income	(18,333)	(15,516)
Loans, net of unearned income	$14,391,238	$13,838,602

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

The Corporation segments its loan portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, Net of Unearned Income," above. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. Commercial loans include both secured and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments include direct consumer installment loans and indirect vehicle loans.

The following table presents the components of the allowance for credit losses:

	September 30, 2016	December 31, 2015
	(in thousands)
Allowance for loan losses	$162,526	$169,054
Reserve for unfunded lending commitments	2,643	2,358
Allowance for credit losses	$165,169	$171,412

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$165,108	$169,453	$171,412	$185,931
Loans charged off	(7,672)	(5,561)	(29,573)	(26,697)
Recoveries of loans previously charged off	3,592	4,503	15,148	10,661
Net loans charged off	(4,080)	(1,058)	(14,425)	(16,036)
Provision for credit losses	4,141	1,000	8,182	(500)
Balance at end of period	$165,169	$169,395	$165,169	$169,395

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2016
Balance at June 30, 2016	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546
Loans charged off	(1,350)	(3,144)	(709)	(802)	(150)	(685)	(832)	—	(7,672)
Recoveries of loans previously charged off	296	1,539	241	228	898	222	168	—	3,592
Net loans charged off	(1,054)	(1,605)	(468)	(574)	748	(463)	(664)	—	(4,080)
Provision for loan losses (1)	3,171	(1,871)	1,419	1,452	23	852	1,075	(2,061)	4,060
Balance at September 30, 2016	$45,857	$48,279	$27,121	$22,104	$6,543	$3,373	$2,929	$6,320	$162,526
Three months ended September 30, 2015
Balance at June 30, 2015	$50,680	$49,170	$22,506	$22,787	$7,749	$2,608	$1,615	$10,370	$167,485
Loans charged off	(660)	(1,640)	(940)	(1,035)	(114)	(650)	(522)	—	(5,561)
Recoveries of loans previously charged off	842	1,598	304	201	898	314	346	—	4,503
Net loans charged off	182	(42)	(636)	(834)	784	(336)	(176)	—	(1,058)
Provision for loan losses (1)	825	(405)	180	(609)	(964)	282	223	1,177	709
Balance at September 30, 2015	$51,687	$48,723	$22,050	$21,344	$7,569	$2,554	$1,662	$11,547	$167,136
Nine months ended September 30, 2016
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans charged off	(3,406)	(13,957)	(3,295)	(2,210)	(1,218)	(2,261)	(3,226)	—	(29,573)
Recoveries of loans previously charged off	2,488	6,789	929	784	2,844	957	357	—	15,148
Net loans charged off	(918)	(7,168)	(2,366)	(1,426)	1,626	(1,304)	(2,869)	—	(14,425)
Provision for loan losses (1)	(1,091)	(1,651)	7,082	2,155	(1,612)	2,092	3,330	(2,408)	7,897
Balance at September 30, 2016	$45,857	$48,279	$27,121	$22,104	$6,543	$3,373	$2,929	$6,320	$162,526
Nine months ended September 30, 2015
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans charged off	(3,011)	(14,669)	(2,578)	(3,099)	(201)	(1,787)	(1,352)	—	(26,697)
Recoveries of loans previously charged off	1,729	3,855	744	547	2,276	923	587	—	10,661
Net loans charged off	(1,282)	(10,814)	(1,834)	(2,552)	2,075	(864)	(765)	—	(16,036)
Provision for loan losses (1)	(524)	8,159	(4,387)	(5,176)	(4,262)	403	628	4,187	(972)
Balance at September 30, 2015	$51,687	$48,723	$22,050	$21,344	$7,569	$2,554	$1,662	$11,547	$167,136

(1)
The provision for loan losses excluded an $81,000 and $285,000 increase, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2016 and a $291,000 and $472,000 increase, respectively, in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2015. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $4.1 million and $8.2 million for the three and nine months ended September 30, 2016, respectively, and $1.0 million and a negative $500,000 for the three and nine months ended September 30, 2015.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Allowance for loan losses at September 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$36,151	$38,858	$17,828	$10,410	$4,422	$3,346	$2,929	$6,320	$120,264
Evaluated for impairment under FASB ASC Section 310-10-35	9,706	9,421	9,293	11,694	2,121	27	—	N/A	42,262
	$45,857	$48,279	$27,121	$22,104	$6,543	$3,373	$2,929	$6,320	$162,526

Loans, net of unearned income at September 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$5,763,863	$3,972,461	$1,621,731	$1,496,461	$850,315	$283,633	$219,780	N/A	$14,208,244
Evaluated for impairment under FASB ASC Section 310-10-35	55,052	51,658	18,690	46,235	11,319	40	—	N/A	182,994
	$5,818,915	$4,024,119	$1,640,421	$1,542,696	$861,634	$283,673	$219,780	N/A	$14,391,238

Allowance for loan losses at September 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$38,490	$36,002	$14,867	$7,921	$5,119	$2,535	$1,662	$11,547	$118,143
Evaluated for impairment under FASB ASC Section 310-10-35	13,197	12,721	7,183	13,423	2,450	19	—	N/A	48,993
	$51,687	$48,723	$22,050	$21,344	$7,569	$2,554	$1,662	$11,547	$167,136

Loans, net of unearned income at September 30, 2015:
Measured for impairment under FASB ASC Subtopic 450-20	$5,273,819	$3,885,956	$1,679,471	$1,330,778	$750,629	$271,667	$149,530	N/A	$13,341,850
Evaluated for impairment under FASB ASC Section 310-10-35	66,109	43,952	14,178	51,307	18,936	29	—	N/A	194,511
	$5,339,928	$3,929,908	$1,693,649	$1,382,085	$769,565	$271,696	$149,530	N/A	$13,536,361

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

Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $4.1 million provision for credit losses during the three months ended September 30, 2016, compared to a $1.0 million provision for credit losses for the same period in 2015.
All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of September 30, 2016 and December 31, 2015, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of September 30, 2016 and 2015, approximately 73% and 77%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated in the preceding 12 months.

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
The following table presents total impaired loans by class segment:

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$30,913	$27,594	$—	$27,872	$22,596	$—
Commercial - secured	33,225	29,535	—	18,012	13,702	—
Real estate - residential mortgage	6,312	6,131	—	4,790	4,790	—
Construction - commercial residential	6,393	4,923	—	9,916	8,865	—
	76,843	68,183		60,590	49,953
With a related allowance recorded:
Real estate - commercial mortgage	37,212	27,458	9,706	45,189	35,698	12,471
Commercial - secured	26,900	21,192	8,906	39,659	33,629	14,085
Commercial - unsecured	1,228	931	515	971	821	498
Real estate - home equity	23,580	18,690	9,293	20,347	15,766	7,993
Real estate - residential mortgage	47,746	40,104	11,694	55,242	45,635	13,422
Construction - commercial residential	8,053	4,850	1,560	9,949	6,290	2,110
Construction - commercial	687	450	145	820	638	217
Construction - other	1,096	1,096	416	331	193	68
Consumer - direct	21	21	15	19	19	14
Consumer - indirect	19	19	12	14	14	8
Leasing, other and overdrafts	—	—	—	1,658	1,425	704
	146,542	114,811	42,262	174,199	140,128	51,590
Total	$223,385	$182,994	$42,262	$234,789	$190,081	$51,590
As of September 30, 2016 and December 31, 2015, there were $68.2 million and $50.0 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,048	$78	$25,216	$68	$23,929	$219	$26,033	246
Commercial - secured	23,836	32	17,609	28	18,400	68	16,142	74
Commercial - unsecured	—	—	43	—	—	—	22	—
Real estate - residential mortgage	6,151	33	6,212	34	5,826	96	5,539	94
Construction - commercial residential	5,734	10	10,558	28	6,658	45	12,390	124
Construction - commercial	—	—	1,150	—	—	—	1,144	—
	60,769	153	60,788	158	54,813	428	61,270	538
With a related allowance recorded:
Real estate - commercial mortgage	29,139	91	40,572	110	32,310	303	40,116	368
Commercial - secured	21,688	29	22,386	36	26,665	100	23,668	111
Commercial - unsecured	953	1	2,788	1	903	3	1,981	4
Real estate - home equity	18,283	76	13,728	37	17,589	203	13,417	101
Real estate - residential mortgage	40,913	221	46,039	254	42,399	683	46,406	797
Construction - commercial residential	4,947	8	5,746	15	5,568	37	6,496	64
Construction - commercial	476	—	1,210	—	546	—	1,005	—
Construction - other	756	—	281	—	579	—	281	—
Consumer - direct	19	—	15	—	17	1	18	—
Consumer - indirect	11	—	15	—	14	—	17	—
Leasing, other and overdrafts	—	—	—	—	712	—	—	—
	117,185	426	132,780	453	127,302	1,330	133,405	1,445
Total	$177,954	$579	$193,568	$611	$182,115	$1,758	$194,675	1,983

(1)
All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2016 and 2015 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for real estate - commercial mortgages, commercial - secured loans, commercial - unsecured loans, construction - commercial residential loans and construction - commercial loans:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate - commercial mortgage	$5,555,760	$5,204,263	$131,941	$102,625	$131,214	$155,442	$5,818,915	$5,462,330
Commercial - secured	3,648,221	3,696,692	106,701	92,711	121,611	136,710	3,876,533	3,926,113
Commercial - unsecured	139,673	156,742	5,009	2,761	2,904	3,346	147,586	162,849
Total commercial - industrial, financial and agricultural	3,787,894	3,853,434	111,710	95,472	124,515	140,056	4,024,119	4,088,962
Construction - commercial residential	131,875	140,337	15,853	17,154	14,180	21,812	161,908	179,303
Construction - commercial	629,314	552,710	2,530	3,684	5,048	3,597	636,892	559,991
Total construction (excluding Construction - other)	761,189	693,047	18,383	20,838	19,228	25,409	798,800	739,294
	$10,104,843	$9,750,744	$262,034	$218,935	$274,957	$320,907	$10,641,834	$10,290,586
% of Total	95.0%	94.8%	2.4%	2.1%	2.6%	3.1%	100.0%	100.0%

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents a summary of performing, delinquency and non-performing status for home equity, real estate - residential mortgages, construction loans to individuals and consumer, leasing and other loans by class segment:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate - home equity	$1,615,657	$1,660,773	$10,504	$8,983	$14,260	$14,683	$1,640,421	$1,684,439
Real estate - residential mortgage	1,501,486	1,329,371	17,759	18,305	23,451	28,484	1,542,696	1,376,160
Construction - other	61,738	59,997	—	88	1,096	609	62,834	60,694
Consumer - direct	91,164	94,262	1,675	2,254	1,943	2,203	94,782	98,719
Consumer - indirect	185,873	166,823	2,795	2,809	223	237	188,891	169,869
Total consumer	277,037	261,085	4,470	5,063	2,166	2,440	283,673	268,588
Leasing	218,275	155,870	1,454	759	51	1,506	219,780	158,135
	$3,674,193	$3,467,096	$34,187	$33,198	$41,024	$47,722	$3,749,404	$3,548,016
% of Total	98.0%	97.7%	0.9%	1.0%	1.1%	1.3%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents non-performing assets:

	September 30, 2016	December 31, 2015
	(in thousands)
Non-accrual loans	$124,017	$129,523
Loans 90 days or more past due and still accruing	14,095	15,291
Total non-performing loans	138,112	144,814
Other real estate owned (OREO)	11,981	11,099
Total non-performing assets	$150,093	$155,913

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$9,268	$1,447	$664	$38,967	$39,631	$50,346	$5,768,569	$5,818,915
Commercial - secured	8,369	3,622	3,023	43,304	46,327	58,318	3,818,215	3,876,533
Commercial - unsecured	234	53	137	866	1,003	1,290	146,296	147,586
Total commercial - industrial, financial and agricultural	8,603	3,675	3,160	44,170	47,330	59,608	3,964,511	4,024,119
Real estate - home equity	6,016	4,488	3,237	11,023	14,260	24,764	1,615,657	1,640,421
Real estate - residential mortgage	12,920	4,839	4,070	19,381	23,451	41,210	1,501,486	1,542,696
Construction - commercial residential	2,004	629	72	8,930	9,002	11,635	150,273	161,908
Construction - commercial	—	9	675	450	1,125	1,134	635,758	636,892
Construction - other	—	—	—	1,096	1,096	1,096	61,738	62,834
Total real estate - construction	2,004	638	747	10,476	11,223	13,865	847,769	861,634
Consumer - direct	1,147	528	1,943	—	1,943	3,618	91,164	94,782
Consumer - indirect	2,466	329	223	—	223	3,018	185,873	188,891
Total consumer	3,613	857	2,166	—	2,166	6,636	277,037	283,673
Leasing, other and overdrafts	998	456	51	—	51	1,505	218,275	219,780
Total	$43,422	$16,400	$14,095	$124,017	$138,112	$197,934	$14,193,304	$14,391,238

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,469	$1,312	$439	$40,731	$41,170	$48,951	$5,413,379	$5,462,330
Commercial - secured	5,654	2,615	1,853	41,498	43,351	51,620	3,874,493	3,926,113
Commercial - unsecured	510	83	19	701	720	1,313	161,536	162,849
Total commercial - industrial, financial and agricultural	6,164	2,698	1,872	42,199	44,071	52,933	4,036,029	4,088,962
Real estate - home equity	6,438	2,545	3,473	11,210	14,683	23,666	1,660,773	1,684,439
Real estate - residential mortgage	15,141	3,164	6,570	21,914	28,484	46,789	1,329,371	1,376,160
Construction - commercial residential	1,366	494	—	11,213	11,213	13,073	166,230	179,303
Construction - commercial	50	176	—	638	638	864	559,127	559,991
Construction - other	88	—	416	193	609	697	59,997	60,694
Total real estate - construction	1,504	670	416	12,044	12,460	14,634	785,354	799,988
Consumer - direct	1,687	567	2,203	—	2,203	4,457	94,262	98,719
Consumer - indirect	2,308	501	237	—	237	3,046	166,823	169,869
Total consumer	3,995	1,068	2,440	—	2,440	7,503	261,085	268,588
Leasing, other and overdrafts	483	276	81	1,425	1,506	2,265	155,870	158,135
Total	$40,194	$11,733	$15,291	$129,523	$144,814	$196,741	$13,641,861	$13,838,602

The following table presents TDRs, by class segment:

	September 30, 2016	December 31, 2015
	(in thousands)
Real-estate - residential mortgage	$26,854	$28,511
Real-estate - commercial mortgage	16,085	17,563
Real estate - home equity	7,668	4,556
Commercial - secured	7,422	5,833
Construction - commercial residential	843	3,942
Commercial - unsecured	66	120
Consumer - indirect	20	14
Consumer - direct	19	19
Total accruing TDRs	58,977	60,558
Non-accrual TDRs (1)	27,904	31,035
Total TDRs	$86,881	$91,593

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

As of September 30, 2016 and December 31, 2015, there were $3.5 million and $5.3 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment as of September 30, 2016 and 2015, that were modified during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30				Nine months ended September 30
	2016		2015		2016		2015
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial – secured:
Extend maturity with rate concession	—	$—	2	$1,374	—	$—	2	$1,374
Extend maturity without rate concession	4	1,826	1	6	10	3,801	12	7,830
Commercial – unsecured:
Extend maturity without rate concession	—	—	—	—	2	103	1	42
Real estate - commercial mortgage:
Extend maturity with rate concession	—	—	2	188	—	—	2	188
Extend maturity without rate concession	—	—	—	—	—	—	4	2,626
Real estate - home equity:
Extend maturity without rate concession	24	1,063	5	341	63	3,058	5	341
Bankruptcy	11	563	9	221	33	2,279	34	1,452
Real estate – residential mortgage:
Extend maturity with rate concession	—	—	1	171	—	—	2	276
Extend maturity without rate concession	—	—	—	—	2	315	2	225
Bankruptcy	2	350	1	58	3	723	6	795
Construction - commercial residential:
Extend maturity without rate concession	—	—	—	—	—	—	1	889
Consumer - direct:
Bankruptcy	—	—	—	—	1	2	—	—
Consumer - indirect:
Bankruptcy	1	21	—	—	1	21	1	13

Total	42	$3,823	21	$2,359	115	$10,302	72	$16,051

The following table presents TDRs, by class segment, as of September 30, 2016 and 2015, that were modified in the previous 12 months and had a post-modification payment default during the nine months ended September 30, 2016 and 2015. The Corporation defines a payment default as a single missed payment.

	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial - secured	6	$2,593	6	$3,855
Commercial - unsecured	1	26	—	—
Real estate - commercial mortgage	2	129	2	233
Real estate - home equity	29	1,902	9	459
Real estate - residential mortgage	7	1,395	4	500
Total	45	$6,045	21	$5,047

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Amortized cost:
Balance at beginning of period	$39,874	$41,598	$40,944	$42,148
Originations of mortgage servicing rights	1,499	1,463	3,927	4,976
Amortization	(2,064)	(1,829)	(5,562)	(5,892)
Balance at end of period	$39,309	$41,232	$39,309	$41,232

Valuation allowance:
Balance at beginning of period	$(1,721)	$—	$—	$—
Additions	(1,280)	—	(3,001)	—
Balance at end of period	$(3,001)	$—	$(3,001)	$—

Net MSRs at end of period	$36,308	$41,232	$36,308	$41,232

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined that additions to the valuation allowance of $1.3 million and $3.0 million were necessary for the three and nine months ended September 30, 2016, respectively. No valuation allowance was necessary as of September 30, 2015.

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense	$1,552	$1,533	$4,808	$4,371
Tax benefit	(536)	(489)	(1,611)	(1,403)
Stock-based compensation expense, net of tax	$1,016	$1,044	$3,197	$2,968

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

As of September 30, 2016, the Employee Equity Plan had 11.4 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 384,000 shares reserved for future grants through 2021.

NOTE 8 – Employee Benefit Plans

The Corporation maintains a defined benefit pension plan ("Pension Plan") for certain employees, which was curtailed in 2008. Contributions to the Pension Plan are actuarially determined and funded annually, if required. The Corporation made contributions totaling $4.6 million during the first nine months of 2016. Pension Plan assets are invested in: money markets; fixed income securities, including corporate bonds, U.S. Treasury securities and common trust funds; and equity securities, including common stocks and common stock mutual funds.
The net periodic benefit cost for the Corporation’s Pension Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Service cost (1)	$172	$145	$516	$435
Interest cost	880	851	2,640	2,553
Expected return on plan assets	(580)	(752)	(1,739)	(2,256)
Net amortization and deferral	605	782	1,815	2,346
Net periodic benefit cost	$1,077	$1,026	$3,232	$3,078

(1)	Service cost was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.
The Corporation provides benefits under a postretirement benefits plan ("Postretirement Plan") to certain retirees who were employees of the Corporation prior to January 1, 1998 and retired from employment with the Corporation prior to February 1, 2014.

The net periodic cost (benefit) of the Corporation’s Postretirement Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Interest cost	21	52	64	156
Expected return on plan assets	—	—	(1)	—
Net accretion and deferral	(138)	(65)	(413)	(195)
Net periodic benefit	$(117)	$(13)	$(350)	$(39)

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments and the gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair values during the period recorded in other non-interest expense on the consolidated statements of income.

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a future date at a contractual price. The Corporation offsets its foreign exchange contract exposure with customers by entering into contracts with third-party correspondent financial institutions to mitigate its exposure to fluctuations in foreign currency exchange rates. The Corporation also holds certain amounts of foreign currency with international correspondent banks. The Corporation's policy limits the total net foreign currency open positions, which includes all outstanding contracts and foreign account balances, to $500,000. Gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair values during the period recorded within other service charges and fees on the consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2016		December 31, 2015
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$188,543	$3,199	$87,781	$1,291
Negative fair values	611	(2)	267	(16)
Net interest rate locks with customers		3,197		1,275
Forward Commitments
Positive fair values	22,037	5	69,045	205
Negative fair values	137,181	(866)	16,193	(24)
Net forward commitments		(861)		181
Interest Rate Swaps with Customers
Positive fair values	1,307,072	80,930	846,490	32,915
Negative fair values	8,000	(18)	8,757	(55)
Net interest rate swaps with customers		80,912		32,860
Interest Rate Swaps with Dealer Counterparties
Positive fair values	8,000	18	8,757	55
Negative fair values	1,307,072	(80,930)	846,490	(32,915)
Net interest rate swaps with dealer counterparties		(80,912)		(32,860)
Foreign Exchange Contracts with Customers
Positive fair values	10,904	464	4,897	114
Negative fair values	1,763	(32)	8,050	(184)
Net foreign exchange contracts with customers		432		(70)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	5,619	59	9,728	428
Negative fair values	7,376	(391)	6,899	(147)
Net foreign exchange contracts with correspondent banks		(332)		281
Net derivative fair value asset		$2,436		$1,667

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Interest rate locks with customers	$178	$1,041	$1,922	$876
Forward commitments	970	(3,183)	(1,042)	(338)
Interest rate swaps with customers	(1,948)	18,266	48,052	17,831
Interest rate swaps with dealer counterparties	1,948	(18,266)	(48,052)	(17,831)
Foreign exchange contracts with customers	47	(197)	502	(378)
Foreign exchange contracts with correspondent banks	(266)	323	(613)	710
Net fair value gains (losses) on derivative financial instruments	$929	$(2,016)	$769	$870

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2016	December 31, 2015
	(in thousands)
Cost	$27,030	$16,584
Fair value	27,836	16,886

During the three months ended September 30, 2016, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $360,000 compared to gains of $531,000 for the same period in 2015. During the nine months ended September 30, 2016 and 2015, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $504,000 and $309,000, respectively.

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

The Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swap contracts, collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign currency exchange contracts in the event of default.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
September 30, 2016
Interest rate swap derivative assets	$80,948	$(18)	$—	$80,930
Foreign exchange derivative assets with correspondent banks	59	(59)	—	—
Total	$81,007	$(77)	$—	$80,930

Interest rate swap derivative liabilities	$80,948	$(18)	$(80,930)	$—
Foreign exchange derivative liabilities with correspondent banks	391	(59)	(260)	72
Total	$81,339	$(77)	$(81,190)	$72

December 31, 2015
Interest rate swap derivative assets	$32,970	$(55)	$—	$32,915
Foreign exchange derivative assets with correspondent banks	428	(147)	—	281
Total	$33,398	$(202)	$—	$33,196

Interest rate swap derivative liabilities	$32,970	$(55)	$(31,130)	$1,785
Foreign exchange derivative liabilities with correspondent banks	147	(147)	—	—
Total	$33,117	$(202)	$(31,130)	$1,785

(1)
For derivative assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For derivative liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)	Amounts represent collateral received from the counterparty or posted by the Corporation.

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

The outstanding amounts of commitments to extend credit and letters of credit as of the dates indicated were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Commitments to extend credit	$6,073,712	$5,784,138
Standby letters of credit	365,562	374,729
Commercial letters of credit	35,532	39,529

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

The Corporation provides customary representations and warranties to government sponsored entities and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored entity or investor. The Corporation may be required to repurchase a loan, or reimburse the government sponsored entity or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of both September 30, 2016 and December 31, 2015, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of September 30, 2016, the unpaid principal balance of loans sold under the MPF Program was approximately $108 million. As of September 30, 2016 and December 31, 2015, the reserve for estimated credit losses related to loans sold under the MPF Program was $1.7 million and $1.8 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of September 30, 2016 and December 31, 2015, the total reserve for losses on residential mortgage loans sold was $2.5 million and $2.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of September 30, 2016 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

Fair Lending Investigation

During the second quarter of 2015, Fulton Bank, N.A., the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the "Department") indicating that the Department had initiated an investigation regarding potential violations of the fair lending laws (specifically, the Equal Credit Opportunity Act and the Fair Housing Act) by Fulton Bank, N.A. in certain geographies. Fulton Bank, N.A. has been and is cooperating with the Department and responding to the Department’s requests for information. During the third quarter of 2016, the Department informed the Corporation, Fulton Bank, N.A., and three of the Corporation’s other bank subsidiaries, Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank, that the Department was expanding its investigation of potential lending discrimination on the basis of race and national origin to encompass additional geographies that were not included in the initial letter from the Department. In addition to requesting information concerning the lending activities of these bank subsidiaries, the Department also requested information concerning the Corporation and the residential mortgage lending activities conducted under the Fulton Mortgage Company brand, the trade name used by all of the Corporation’s bank subsidiaries for residential mortgage lending. The investigation relates to lending activities during the period January 1, 2009 to the present. The Corporation and the identified bank subsidiaries are cooperating with the Department and responding to the Department’s requests for information. The Corporation and its bank subsidiaries are not able at this time to determine the terms on which this investigation will be resolved or the timing of such resolution, or to reliably estimate the amounts or range of possible amounts of any settlement, fines or other penalties or, the cost of any other remedial actions, if enforcement action is taken. In addition, should the investigation result in an enforcement action against the Corporation or its bank subsidiaries, or a settlement with the Department, the ability of the Corporation and its bank subsidiaries to engage in certain expansion or other other activities may be restricted.

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. and Riverview Bank, have been named as defendants in a lawsuit brought on behalf of a group of 58 plaintiffs filed on March 31, 2016 in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action, who are individuals, trustees of certain irrevocable trusts or the executors of the estates of deceased individuals, were clients of Jeffrey M. Mottern, a now deceased attorney, who is alleged to have operated a Ponzi scheme which defrauded the plaintiffs over a period of years through the sale of fictitious, high-yielding investments or by otherwise misappropriating funds entrusted to Mr. Mottern. Mr. Mottern is alleged to have used the proceeds of these activities to engage in speculative securities trading, which incurred significant losses, and for Mr. Mottern’s personal expenses. The allegations against the Bank relate to a commercial checking account at the Bank maintained by Mr. Mottern in connection with Mr. Mottern’s law practice. The lawsuit alleges that the Bank is liable to the plaintiffs for failing to properly monitor Mr. Mottern’s checking account and detect Mr. Mottern’s fraudulent activity, and specifically alleges that the Bank aided and abetted Mr. Mottern’s: (1) fraud; (2) breach of fiduciary duty; (3) violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (4) conversion. Similar claims have been asserted against Ameriprise Financial Services, Inc. and Riverview Bank, which allegedly maintained a personal brokerage account and a trust account for client or other third-party funds, respectively, for Mr. Mottern. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. On April 29, 2016, the Bank filed a Notice of Removal to remove this lawsuit to the United States District Court for the Middle District of Pennsylvania. On May 31, 2016, the plaintiffs filed a motion to remand the lawsuit to the Court of Common Pleas for Dauphin County, Pennsylvania. On October 24, 2016, the District Court granted the plaintiffs' motion and the lawsuit was remanded back to the Court of Common Pleas for Dauphin County.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$27,836	$—	$27,836
Available for sale investment securities:
Equity securities	22,483	—	—	22,483
U.S. Government sponsored agency securities	—	140	—	140
State and municipal securities	—	401,572	—	401,572
Corporate debt securities	—	104,100	3,141	107,241
Collateralized mortgage obligations	—	652,359	—	652,359
Mortgage-backed securities	—	1,226,547	—	1,226,547
Auction rate securities	—	—	97,726	97,726
Total available for sale investment securities	22,483	2,384,718	100,867	2,508,068
Other assets	16,903	84,152	—	101,055
Total assets	$39,386	$2,496,706	$100,867	$2,636,959
Other liabilities	$16,800	$81,815	$—	$98,615

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$16,886	$—	$16,886
Available for sale investment securities:
Equity securities	21,514	—	—	21,514
U.S. Government sponsored agency securities	—	25,136	—	25,136
State and municipal securities	—	262,765	—	262,765
Corporate debt securities	—	93,619	3,336	96,955
Collateralized mortgage obligations	—	821,509	—	821,509
Mortgage-backed securities	—	1,158,835	—	1,158,835
Auction rate securities	—	—	98,059	98,059
Total available for sale investment securities	21,514	2,361,864	101,395	2,484,773
Other assets	16,129	34,465	—	50,594
Total assets	$37,643	$2,413,215	$101,395	$2,552,253
Other liabilities	$15,914	$33,010	$—	$48,924
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2016 and December 31, 2015 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is done for approximately 94% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
Equity securities – Equity securities consist of common stocks of financial institutions ($21.6 million at September 30, 2016 and $20.6 million at December 31, 2015) and other equity investments ($901,000 at September 30, 2016 and $914,000 at December 31, 2015). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($44.7 million at September 30, 2016 and $40.8 million at December 31, 2015), senior debt ($18.6 million at September 30, 2016 and $12.3 million at December 31, 2015), single-issuer trust preferred securities issued by financial institutions ($39.3 million at September 30, 2016 and $39.1 million at December 31, 2015), pooled trust preferred securities issued by financial institutions ($706,000 at both September 30, 2016 and December 31, 2015) and other corporate debt issued by non-financial institutions ($4.0 million at both September 30, 2016 and December 31, 2015).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $36.8 million and $36.5 million of single-issuer trust preferred securities held at September 30, 2016 and December 31, 2015, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($706,000 at both September 30, 2016 and December 31, 2015) and certain single-issuer trust preferred securities ($2.4 million at September 30, 2016 and $2.6 million at December 31, 2015). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Other assets – Included in this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($16.4 million at September 30, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($527,000 at September 30, 2016 and $547,000 at December 31, 2015). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.2 million at September 30, 2016 and $1.5 million at December 31, 2015) and the fair value of interest rate swaps ($80.9 million at September 30, 2016 and $33.0 million at December 31, 2015). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.4 million at September 30, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($424,000 at September 30, 2016 and $331,000 at December 31, 2015). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($868,000 at September 30, 2016 and $40,000 at December 31, 2015) and the fair value of interest rate swaps ($80.9 million at September 30, 2016 and $33.0 million at December 31, 2015). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended September 30, 2016
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at June 30, 2016	$706	$2,425	$97,886
Unrealized adjustment to fair value (1)	—	7	(318)
Discount accretion (2)	—	3	158
Balance at September 30, 2016	$706	$2,435	$97,726

	Three months ended September 30, 2015
Balance at June 30, 2015	$530	$3,820	$98,606
Unrealized adjustment to fair value (1)	—	(203)	(890)
Settlements - calls	—	(970)	—
Discount accretion (2)	—	3	157
Balance at September 30, 2015	$530	$2,650	$97,873

	Nine months ended September 30, 2016
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2015	$706	$2,630	$98,059
Unrealized adjustment to fair value (1)	—	(204)	(668)
Discount accretion (2)	—	9	335
Balance at September 30, 2016	$706	$2,435	$97,726

	Nine months ended September 30, 2015
Balance at December 31, 2014	$4,088	$3,820	$100,941
Sales	(3,633)	—	—
Unrealized adjustment to fair value (1)	190	(207)	(978)
Settlements - calls	(117)	(970)	(2,446)
Discount accretion (2)	2	7	356
Balance at September 30, 2015	$530	$2,650	$97,873

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$140,732	$140,732
Other financial assets	—	—	48,288	48,288
Total assets	$—	$—	$189,020	$189,020

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,491	$138,491
Other financial assets	—	—	52,043	52,043
Total assets	$—	$—	$190,534	$190,534
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

•
Other financial assets – This category includes OREO ($12.0 million at September 30, 2016 and $11.1 million at December 31, 2015) and MSRs ($36.3 million at September 30, 2016 and $40.9 million at December 31, 2015), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2016 valuation were 14.4% and 10.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2016 and December 31, 2015. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	September 30, 2016		December 31, 2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$86,497	$86,497	$101,120	$101,120
Interest-bearing deposits with other banks	368,031	368,031	230,300	230,300
Federal Reserve Bank and Federal Home Loan Bank stock	60,935	60,935	62,216	62,216
Loans held for sale (1)	27,836	27,836	16,886	16,886
Available for sale investment securities (1)	2,508,068	2,508,068	2,484,773	2,484,773
Net Loans (1)	14,228,712	14,155,453	13,669,548	13,540,903
Accrued interest receivable	43,600	43,600	42,767	42,767
Other financial assets (1)	227,310	227,310	166,920	166,920
FINANCIAL LIABILITIES
Demand and savings deposits	$12,148,162	$12,148,162	$11,267,367	$11,267,367
Time deposits	2,804,317	2,824,653	2,864,950	2,862,868
Short-term borrowings	264,042	264,042	497,663	497,663
Accrued interest payable	13,645	13,645	10,724	10,724
Other financial liabilities (1)	263,489	263,489	190,927	190,927
Federal Home Loan Bank advances and long-term debt	965,286	986,323	949,542	959,315

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

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the Corporation’s ability to manage liquidity, both at the holding company level and at its bank subsidiaries;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

•	the potential for negative consequences from regulatory violations and investigations, including potential supervisory actions and the assessment of fines and penalties;

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

RESULTS OF OPERATIONS

Overview and Outlook

Fulton Financial Corporation is a financial holding company comprised of six wholly owned bank subsidiaries which provide a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia and eight wholly owned non-bank subsidiaries. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets, and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2016	2015	2016	2015
Net income (in thousands)	$41,468	$34,251	$119,475	$110,967
Diluted net income per share	$0.24	$0.20	$0.69	$0.63
Return on average assets	0.89%	0.78%	0.87%	0.86%
Return on average equity	7.78%	6.72%	7.64%	7.33%
Return on average tangible equity (1)	10.38%	9.11%	10.24%	9.96%
Net interest margin (2)	3.14%	3.18%	3.19%	3.22%
Efficiency ratio (1)	65.16%	68.82%	67.01%	69.30%
Non-performing assets to total assets	0.80%	0.87%	0.80%	0.87%
Annualized net charge-offs to average loans	0.11%	0.03%	0.14%	0.16%

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

Net income for the three and nine months ended September 30, 2016 increased $7.2 million, or 21.1%, and $8.5 million, or 7.7%, respectively, compared to the same periods in 2015. These increases were mainly due to higher net interest income and non-interest income, excluding investment securities gains, partially offset by increases in the provision for credit losses, decreases in investment securities gains and increases in non-interest expenses, excluding the loss on redemption of trust preferred securities that occurred in the third quarter of 2015.

The following is a summary of financial highlights for the three and nine months ended September 30, 2016:

FTE Net Interest Income and Net Interest Margin - For the three and nine months ended September 30, 2016, FTE net interest income increased $5.5 million, or 4.2%, and $17.9 million, or 4.6%, respectively, in comparison to the same periods in 2015. These increases were driven by growth in interest-earning assets, partially offset by the impact of net interest margin compression.

Average interest-earning assets increased $940.4 million, or 5.8%, in the third quarter of 2016 in comparison to the same period in 2015, mainly due to a $842.4 million, or 6.3%, increase in average loans, a $71.7 million, or 3.0%, increase in average investment securities and a $24.5 million, or 5.1%, increase in average other interest-earning assets. Average interest-bearing liabilities increased $571.7 million, or 5.1%, primarily due to a $501.1 million, or 5.0%, increase in average interest-bearing deposits and a $101.7 million, or 31.3%, increase in average short-term borrowings, partially offset by a $31.0 million, or 3.1%, decrease in average FHLB advances and average long-term debt. Additional funding to support the increase in average interest-earning assets was provided by a $323.5 million, or 8.3%, increase in average noninterest-bearing deposits.

During the first nine months of 2016, average interest-earning assets increased $871.1 million, or 5.4%, compared to the same period in 2015, mainly due to a $791.0 million, or 6.0%, increase in average loans and a $140.7 million, or 6.1%, increase in average investment securities, partially offset by a $57.4 million, or 12.4%, decrease in average other interest-earning assets. Average interest-bearing liabilities increased $522.7 million, or 4.7%, the result of $521.2 million, or 5.3%, increase in average interest-bearing deposits, and a $87.1 million, or 25.8%, increase in average short-term borrowings, partially offset by a $85.6 million, or 8.2%, decrease in average FHLB advances and average long-term debt. Additional funding to support the increase in average interest-earning assets was provided by a $323.6 million, or 8.6%, increase in average noninterest-bearing deposits.

Asset Quality - The Corporation recorded a $4.1 million provision for credit losses for the three months ended September 30, 2016, compared to a $1.0 million provision for the same period in 2015. For the nine months ended September 30, 2016, the Corporation recorded an $8.2 million provision for credit losses compared to a $500,000 negative provision in the same period of 2015. The increase in provision for credit losses in 2016 was largely due to growth in the loan portfolio. In 2015, the negative provision was driven by an improvement in net charge-off levels, particularly among pooled impaired loans across all portfolio segments.

Overall asset quality improved for both the three and nine months ended September 30, 2016 as compared to the same periods of 2015 with the exception of annualized net charge-offs for the third quarter. Annualized net charge-offs to average loans outstanding were 0.11% for the third quarter of 2016, compared to 0.03% for the third quarter of 2015. Annualized net charge-offs to average loans outstanding were 0.14% for the first nine months of 2016, compared to 0.16% for the nine months of 2015. Non-performing assets decreased $5.5 million, or 3.5%, as of September 30, 2016 compared to September 30, 2015 and were 0.80% and 0.87% of total assets as of September 30, 2016 and September 30, 2015, respectively. The total delinquency rate was 1.38% as of September 30, 2016, compared to 1.49% as of September 30, 2015.

Non-interest Income - For the three and nine months ended September 30, 2016, non-interest income, excluding investment securities gains, increased $5.1 million, or 11.9%, and $8.7 million, or 6.8%, respectively, in comparison to the same periods in 2015. The increase during the third quarter of 2016 was primarily the result of increases in commercial loan interest rate swap fees and an increase in mortgage banking income. The increase in year to date results was driven by higher commercial loan interest rate swap fees and an increase in service charges on deposit accounts, partially offset by a decrease in mortgage banking income. During 2016, $3.0 million of impairment charges on MSRs were recorded as a reduction to mortgage banking income. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details regarding the impairment charge.

Investment securities gains for the three and nine months ended September 30, 2016 were $2,000 and $1.0 million, respectively, as compared to $1.7 million and $8.3 million for the same periods in 2015.

Non-interest Expense - For the three months ended September 30, 2016, non-interest expense, excluding the on loss redemption of trust preferred securities incurred in the third quarter of 2015, increased $585,000, or 0.5%, in comparison to the third quarter of 2015. For the three months ended September 30, 2016, all expense categories were lower with the exception of salaries and employee benefits, net occupancy expense and software.

For the nine months ended September 30, 2016, non-interest expense, excluding the loss on redemption of trust preferred securities incurred in the third quarter of 2015, increased $5.8 million, or 1.6%, in comparison to the same period in 2015. Increases in salaries and employee benefits was the primary driver, partially offset by decreases in most other expense categories.

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

The Corporation's original outlook expected net interest margin to be stable on an annual basis with modest quarterly volatility of plus or minus 0 to 3 basis points. This outlook was updated during the second quarter of 2016 as follows:

•	absent further market interest rate increases, low-single digit quarterly compression in net interest margin.

Supplemental Reporting of Non-GAAP Based Financial Measures
This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, which has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure as of and for the three and nine months ended September 30:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2016	2015	2016	2015
	(in thousands)
Return on average tangible equity
Net income	$41,468	$34,251	$119,475	$110,967
Plus: Intangible amortization, net of tax	—	3	—	153
Numerator	$41,468	$34,254	$119,475	$111,120

Average common shareholders' equity	$2,120,596	$2,022,829	$2,089,882	$2,023,552
Less: Average goodwill and intangible assets	(531,556)	(531,564)	(531,556)	(531,638)
Average tangible shareholders' equity (denominator)	$1,589,040	$1,491,265	$1,558,326	$1,491,914

Return on average tangible equity, annualized	10.38%	9.11%	10.24%	9.96%

Efficiency ratio
Non-interest expense	$119,848	$124,889	$361,898	$361,721
Less: Intangible amortization	—	(5)	—	(241)
Less: Loss on redemption of trust preferred securities	—	(5,626)	—	(5,626)
Numerator	$119,848	$119,258	$361,898	$355,854

Net interest income (fully taxable equivalent) (1)	$135,784	$130,250	$403,700	$385,781
Plus: Total Non-interest income	48,149	44,774	137,423	136,000
Less: Investment securities gains, net	(2)	(1,730)	(1,025)	(8,290)
Denominator	$183,931	$173,294	$540,098	$513,491

Efficiency ratio	65.16%	68.82%	67.01%	69.30%

(1)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended September 30, 2016 compared to the Quarter Ended September 30, 2015

Net Interest Income

FTE net interest income increased $5.5 million, to $135.8 million, in the third quarter of 2016, from $130.3 million in the third quarter of 2015. The increase was due to a $940.4 million, or 5.8%, increase in interest-earning assets. The net interest margin declined 4 basis points, to 3.14%, for the third quarter of 2016 compared to 3.18% for the third quarter of 2015. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended September 30
	2016			2015
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$14,212,250	$140,434	3.93%	$13,369,874	$135,268	4.02%
Taxable investment securities (3)	2,110,084	10,872	2.06	2,148,403	11,252	2.09
Tax-exempt investment securities (3)	344,231	3,923	4.56	230,178	2,929	5.09
Equity securities (3)	14,209	196	5.50	18,280	257	5.58
Total investment securities	2,468,524	14,991	2.43	2,396,861	14,438	2.41
Loans held for sale	22,593	210	3.72	20,704	194	3.74
Other interest-earning assets	501,666	1,051	0.84	477,145	884	0.74
Total interest-earning assets	17,205,033	156,686	3.63%	16,264,584	150,784	3.68%
Noninterest-earning assets:
Cash and due from banks	101,927			104,622
Premises and equipment	227,906			226,446
Other assets	1,219,844			1,097,600
Less: Allowance for loan losses	(163,074)			(168,770)
Total Assets	$18,591,636			$17,524,482
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,602,448	$1,706	0.19%	$3,316,532	$1,122	0.13%
Savings deposits	4,078,942	2,042	0.20	3,714,282	1,436	0.15
Time deposits	2,814,258	7,562	1.07	2,963,774	7,659	1.03
Total interest-bearing deposits	10,495,648	11,310	0.43	9,994,588	10,217	0.41
Short-term borrowings	426,369	254	0.23	324,685	92	0.11
Federal Home Loan Bank advances and long-term debt	965,228	9,338	3.86	996,247	10,225	4.09
Total interest-bearing liabilities	11,887,245	20,902	0.70%	11,315,520	20,534	0.72%
Noninterest-bearing liabilities:
Demand deposits	4,227,639			3,904,176
Other	356,156			281,957
Total Liabilities	16,471,040			15,501,653
Shareholders’ equity	2,120,596			2,022,829
Total Liabilities and Shareholders’ Equity	$18,591,636			$17,524,482
Net interest income/net interest margin (FTE)		135,784	3.14%		130,250	3.18%
Tax equivalent adjustment		(5,219)			(4,556)
Net interest income		$130,565			$125,694

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30:

	2016 vs. 2015 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$8,275	$(3,109)	$5,166
Taxable investment securities	(210)	(170)	(380)
Tax-exempt investment securities	1,328	(334)	994
Equity securities	(57)	(4)	(61)
Loans held for sale	17	(1)	16
Other interest-earning assets	46	121	167
Total interest income	$9,399	$(3,497)	$5,902
Interest expense on:
Demand deposits	$92	$492	$584
Savings deposits	137	469	606
Time deposits	(392)	295	(97)
Short-term borrowings	36	126	162
Federal Home Loan Bank advances and long-term debt	(316)	(571)	(887)
Total interest expense	$(443)	$811	$368
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, the increase in average interest-earning assets, primarily loans, resulted in an $9.4 million increase in FTE interest income. This was partially offset by the impact of a 5 basis point, or 1.4%, decrease in yields on average interest-earning assets, which resulted in a $3.5 million decrease in FTE interest income.
Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in
	2016		2015		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,670,888	3.99%	$5,242,021	4.09%	$428,867	8.2%
Commercial – industrial, financial and agricultural	4,066,275	3.76	3,887,161	3.78	179,114	4.6
Real estate – home equity	1,640,913	4.08	1,692,860	4.08	(51,947)	(3.1)
Real estate – residential mortgage	1,503,209	3.76	1,381,141	3.78	122,068	8.8
Real estate – construction	837,920	3.76	753,584	3.88	84,336	11.2
Consumer	281,517	5.31	270,391	5.81	11,126	4.1
Leasing, other and overdrafts	211,528	4.74	142,716	6.79	68,812	48.2
Total	$14,212,250	3.93%	$13,369,874	4.02%	$842,376	6.3%
Average loans increased $842.4 million, or 6.3%, compared to the third quarter of 2015. The increase was driven largely by growth in the commercial mortgage and residential mortgage portfolios as well as the commercial loan, construction and leasing portfolios. The $428.9 million, or 8.2%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was primarily in the Pennsylvania and New Jersey markets. The $122.1 million, or 8.8%, increase in the residential mortgages was primarily the result of a strategic decision to retain certain mortgage loans. The average yield on loans decreased 9 basis points, or 2.2%, to 3.93% in 2016 from 4.02% in 2015. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.

Average total interest-bearing liabilities increased $571.7 million, or 5.1%, compared to the third quarter of 2015. Interest expense increased $368,000, or 1.8%, to $20.9 million in the third quarter of 2016 primarily as a result of an increase in rates, largely a result of the Federal Reserve Board's decision to raise the target range for the federal funds rate by 25 basis points in December 2015. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2016		2015
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,227,639	—%	$3,904,176	—%	$323,463	8.3%
Interest-bearing demand	3,602,448	0.19	3,316,532	0.13	285,916	8.6
Savings	4,078,942	0.20	3,714,282	0.15	364,660	9.8
Total demand and savings	11,909,029	0.13	10,934,990	0.09	974,039	8.9
Time deposits	2,814,258	1.07	2,963,774	1.03	(149,516)	(5.0)
Total deposits	$14,723,287	0.31%	$13,898,764	0.29%	$824,523	5.9%

The $974.0 million, or 8.9%, increase in total demand and savings accounts was primarily due to a $516.3 million, or 10.4%, increase in personal account balances, a $315.8 million, or 7.9%, increase in business account balances and a $145.8 million, or 7.6%, increase in municipal account balances. The average cost of total deposits increased 2 basis points to 0.31% in the third quarter of 2016 compared to 0.29% in the third quarter of 2015.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2016		2015		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$187,588	0.10%	$149,415	0.10%	$38,173	25.5%
Customer short-term promissory notes	70,072	0.04	79,308	0.02	(9,236)	(11.6)
Total short-term customer funding	257,660	0.09	228,723	0.07	28,937	12.7
Federal funds purchased	148,546	0.47	85,092	0.19	63,454	74.6
Short-term FHLB advances (1)	20,163	0.41	10,870	0.34	9,293	85.5
Total short-term borrowings	426,369	0.23	324,685	0.11	101,684	31.3
Long-term debt:
FHLB advances	603,285	3.17	618,010	3.49	(14,725)	(2.4)
Other long-term debt	361,943	5.01	378,237	5.06	(16,294)	(4.3)
Total long-term debt	965,228	3.86	996,247	4.09	(31,019)	(3.1)
Total borrowings	$1,391,597	2.75%	$1,320,932	3.11%	$70,665	5.3%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $101.7 million, or 31.3%, primarily as a result of increases in federal funds purchased.

Average long-term debt decreased $31.0 million, or 3.1%, due to FHLB advance maturities and the restructuring of other long-term debt. In the third quarter of 2015, the Corporation executed two transactions to restructure its long-term FHLB advances. First, $200 million of FHLB advances, with a weighted average rate of 4.45% and a maturity date in the first quarter of 2017, were refinanced with new advances maturing from September 2019 to December 2020, at a weighted average rate of 2.95%. This transaction reduced interest expense on a quarterly basis by approximately $750,000, beginning in the fourth quarter of 2015. Second, forward agreements were executed to refinance an additional $200 million of FHLB advances when the advances mature in December 2016. These forward agreements have maturity dates from March 2021 to December 2021 and the refinancing will reduce the weighted average rate on these advances from 4.03% to 2.40% and decrease interest expense on a quarterly basis by approximately $800,000, beginning in the first quarter of 2017.

Provision for Credit Losses

The provision for credit losses was $4.1 million for the third quarter of 2016, an increase of $3.1 million from the third quarter of 2015, attributable to continued loan growth with overall credit metrics stable.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,770	$5,652	$118	2.1%
Cash management fees	3,605	3,418	187	5.5
Other	3,703	3,912	(209)	(5.3)
Total service charges on deposit accounts	13,078	12,982	96	0.7
Investment management and trust services	11,425	11,237	188	1.7
Other service charges and fees:
Commercial interest rate swap fees	4,359	1,251	3,108	248.4
Merchant fees	4,220	4,000	220	5.5
Debit card income	2,718	2,572	146	5.7
Letter of credit fees	1,078	1,143	(65)	(5.7)
Other	2,032	1,999	33	1.7
Total other service charges and fees	14,407	10,965	3,442	31.4
Mortgage banking income:
Gains on sales of mortgage loans	4,857	2,627	2,230	84.9
MSR impairment charge	(1,280)	—	(1,280)	N/M
Mortgage servicing income	952	1,237	(285)	(23.0)
Total mortgage banking income	4,529	3,864	665	17.2
Credit card income	2,668	2,548	120	4.7
Other income	2,040	1,448	592	40.9
Total, excluding investment securities gains, net	48,147	43,044	5,103	11.9
Investment securities gains, net	2	1,730	(1,728)	(99.9)
Total	$48,149	$44,774	$3,375	7.5%

Excluding investment securities gains, non-interest income increased $5.1 million, or 11.9%. Other service charges and fees increased $3.4 million, or 31.4%, driven mainly by a $3.1 million increase in commercial loan interest rate swap fees, as borrowers executed such swaps to lock in fixed rates during the third quarter of 2016, and by a $220,000 increase in merchant fee income resulting from higher transaction volumes in the third quarter of 2016.
Gains on sales of mortgage loans increased $2.2 million, or 84.9%, compared to the same period in 2015, as both new loan volumes and pricing spreads increased. Mortgage servicing income recognized in the third quarter of 2016, decreased $285,000, or 23.0%, compared to the third quarter of 2015. An $1.3 million impairment charge on MSRs was recorded in the third quarter of 2016. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details regarding the impairment charge.

Other income increased $592,000, or 40.9%, due mainly to an increase in gains on the sale of loans guaranteed by the Small Business Administration.

Investment securities gains decreased $1.7 million from the third quarter of 2015. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Salaries and employee benefits	$70,696	$65,308	$5,388	8.3%
Net occupancy expense	11,782	10,710	1,072	10.0
Other outside services	5,783	7,373	(1,590)	(21.6)
Data processing	4,610	5,105	(495)	(9.7)
Software	4,117	3,984	133	3.3
Equipment expense	3,137	3,595	(458)	(12.7)
Supplies and postage	2,559	2,708	(149)	(5.5)
Professional fees	2,535	2,828	(293)	(10.4)
FDIC insurance expense	1,791	2,867	(1,076)	(37.5)
Marketing	1,774	2,102	(328)	(15.6)
Telecommunications	1,411	1,587	(176)	(11.1)
Other real estate owned and repossession expense	742	1,016	(274)	(27.0)
Operating risk loss	556	1,136	(580)	(51.1)
Loss on redemption of trust preferred securities	—	5,626	(5,626)	(100.0)
Intangible amortization	—	5	(5)	(100.0)
Other	8,355	8,939	(584)	(6.5)
Total	$119,848	$124,889	$(5,041)	(4.0)%

The $5.4 million, or 8.3%, increase in salaries and employee benefits was primarily driven by a $3.7 million, or 6.7%, increase in salaries, resulting from higher average salaries per full-time equivalent employee, normal merit increases and an increase in incentive compensation. Employee benefits expense increased $1.7 million, or 17.0%, largely due to higher health care expenses.

Net occupancy expense increased $1.1 million, or 10.0%, as a result of lower than normal expenses recognized in the third quarter of 2015. Outside services include fees paid to consultants and expenses for contracted or outsourced services. Consulting expenses can fluctuate based on the timing and need for such services. The $1.6 million, or 21.6%, decrease in expense in comparison to the third quarter of 2015 was largely due to the timing of expenses related to the Corporation’s BSA/AML compliance program remediation efforts and certain information technology and human resources initiatives.

Data processing expense decreased $495,000, or 9.7%, due to renegotiated contracts. Equipment expense decreased $458,000, or 12.7%, primarily due to lower depreciation expense when compared to the third quarter of 2015, as certain assets became fully depreciated. The $293,000, or 10.4%, decrease in professional fees was driven by lower net legal expenses due to recoveries on settled non-performing loan accounts. FDIC insurance expense decreased $1.1 million, or 37.5% as the assessment rates for banks with less than $10 billion in assets decreased with Deposit Insurance Fund (DIF) exceeding 1.15% of the deposit base. Marketing expense decreased $328,000, or 15.6%, compared to the third quarter of 2015 due to the timing of various marketing promotions.

Other real estate owned and repossession expense decreased $274,000, or 27.0%, when compared to the third quarter of 2015. This decrease was due to a $147,000 decrease in net losses on the sales of other real estate properties. This expense category can experience fluctuations from period to period based on the timing of sales of properties and payments of expenses, such as real estate taxes.

The $580,000, or 51.1%, decrease in operating risk loss was due to a $426,000 decrease in debit card fraud and $289,000 decrease in losses associated with previously sold mortgages, partially offset by increases in wire transfer fraud and other categories.

In July 2015, the Corporation redeemed $150.0 million of TruPS. In connection with this redemption, a loss of $5.6 million was recognized as a component of non-interest expense.

Income Taxes

Income tax expense for the third quarter of 2016 was $13.3 million, a $2.9 million, or 28.4%, increase from $10.3 million for the third quarter of 2015.

The Corporation’s effective tax rate was 24.2% in the third quarter of 2016, as compared to 23.2% in the third quarter of 2015. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and credits earned from investments in partnerships that generate tax credits under various federal programs (Tax Credit Investments). The increase in the effective rate from the third quarter of 2015 was driven by higher income before income taxes and higher state income taxes, partially offset by an increase in net credits on Tax Credit Investments.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Net Interest Income

FTE net interest income increased $17.9 million, or 4.6%, to $403.7 million in the first nine months of 2016 from $385.8 million in the same period of 2015. Net interest margin decreased 3 basis points to 3.19% for the first nine months of 2016 from 3.22% for the same period of 2015. The increase in FTE net interest income was mainly due to an $871.1 million, or 5.4%, increase in interest earning assets. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Nine months ended September 30
	2016			2015
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$14,011,301	$416,646	3.97%	$13,220,339	$401,662	4.06%
Taxable investment securities (3)	2,139,378	34,034	2.12	2,068,025	33,478	2.16
Tax-exempt investment securities (3)	306,298	10,631	4.63	225,209	9,035	5.35
Equity securities (3)	14,272	599	5.60	25,985	1,086	5.59
Total investment securities	2,459,948	45,264	2.45	2,319,219	43,599	2.51
Loans held for sale	18,114	529	3.90	21,360	632	3.94
Other interest-earning assets	406,163	2,813	0.92	463,545	3,922	1.13
Total interest-earning assets	16,895,526	465,252	3.68%	16,024,463	449,815	3.75%
Noninterest-earning assets:
Cash and due from banks	100,417			104,870
Premises and equipment	227,237			226,469
Other assets	1,182,260			1,101,856
Less: Allowance for loan losses	(164,999)			(176,205)
Total Assets	$18,240,441			$17,281,453
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,498,659	$4,727	0.18%	$3,202,380	$3,092	0.13%
Savings deposits	4,000,871	5,732	0.19	3,600,695	3,802	0.14
Time deposits	2,842,011	22,465	1.06	3,017,271	23,199	1.03
Total interest-bearing deposits	10,341,541	32,924	0.43	9,820,346	30,093	0.41
Short-term borrowings	425,151	739	0.23	338,019	272	0.11
FHLB advances and long-term debt	962,997	27,889	3.86	1,048,634	33,669	4.29
Total interest-bearing liabilities	11,729,689	61,552	0.70%	11,206,999	64,034	0.76%
Noninterest-bearing liabilities:
Demand deposits	4,091,555			3,767,919
Other	329,315			282,983
Total Liabilities	16,150,559			15,257,901
Shareholders’ equity	2,089,882			2,023,552
Total Liabilities and Shareholders’ Equity	$18,240,441			$17,281,453
Net interest income/net interest margin (FTE)		403,700	3.19%		385,781	3.22%
Tax equivalent adjustment		(15,165)			(13,586)
Net interest income		$388,535			$372,195

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense for the first nine months of 2016 as compared to the same period in 2015 due to changes in average balances (volume) and changes in rates:

	2016 vs. 2015 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$23,932	$(8,948)	$14,984
Taxable investment securities	1,168	(612)	556
Tax-exempt investment securities	2,929	(1,333)	1,596
Equity securities	(489)	2	(487)
Loans held for sale	(97)	(6)	(103)
Other interest-earning assets	(443)	(666)	(1,109)
Total interest income	$27,000	$(11,563)	$15,437
Interest expense on:
Demand deposits	$310	$1,325	$1,635
Savings deposits	469	1,461	1,930
Time deposits	(1,419)	685	(734)
Short-term borrowings	86	381	467
FHLB advances and long-term debt	(2,587)	(3,193)	(5,780)
Total interest expense	$(3,141)	$659	$(2,482)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.
As summarized above, the increase in FTE interest income was the result of an increase in average interest-earning assets, primarily loans, which resulted in a $27.0 million increase in FTE interest income, partially offset by an $11.6 million decrease due to lower yields on average interest-earning assets.
Average loans, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2016		2015		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,572,356	4.01%	$5,205,755	4.15%	$366,601	7.0%
Commercial – industrial, financial and agricultural	4,080,638	3.79	3,831,678	3.81	248,960	6.5
Real estate – home equity	1,656,969	4.09	1,703,006	4.11	(46,037)	(2.7)
Real estate – residential mortgage	1,428,430	3.77	1,369,367	3.81	59,063	4.3
Real estate – construction	817,014	3.80	713,893	3.93	103,121	14.4
Consumer	272,402	5.40	265,002	5.52	7,400	2.8
Leasing, other and overdrafts	183,492	6.01	131,638	7.33	51,854	39.4
Total	$14,011,301	3.97%	$13,220,339	4.06%	$790,962	6.0%

Average loans increased $791.0 million, or 6.0%, which contributed $23.9 million to the increase in FTE interest income. The average yield on loans decreased 9 basis points, or 2.2%, to 3.97% in 2016 from 4.06% in 2015. The increase in average loans was driven largely by growth in the commercial mortgage and residential mortgage portfolios as well as the commercial loan, construction and leasing portfolios. The commercial mortgage growth was realized in all geographical markets. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, continued refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.

Average investment securities increased $140.7 million, or 6.1%. The yield on average investments decreased 6 basis points, or 2.4%, to 2.45% in 2016 from 2.51% in 2015. The increase in average investment securities was partially offset by a $57.4 million, or 12.4%, decrease in other interest-earning assets.
Interest expense decreased $2.5 million, or 3.9%, to $61.6 million in the first nine months of 2016 from $64.0 million in the first nine months of 2015. Although total average interest-bearing liabilities increased $522.7 million, or 4.7%, compared to the first nine months of 2015, the funding mix became more concentrated in lower-cost deposits and short-term borrowings. This shift and the impact of FHLB Advance refinancing activity and the impact of the redemption of TruPs funded with lower-cost subordinated debt resulted in a decrease in interest expense.
Average deposits, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2016		2015
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,091,555	—%	$3,767,919	—%	$323,636	8.6%
Interest-bearing demand	3,498,659	0.18	3,202,380	0.13	296,279	9.3
Savings	4,000,871	0.19	3,600,695	0.14	400,176	11.1
Total demand and savings	11,591,085	0.12	10,570,994	0.09	1,020,091	9.6
Time deposits	2,842,011	1.06	3,017,271	1.03	(175,260)	(5.8)
Total deposits	$14,433,096	0.30%	$13,588,265	0.30%	$844,831	6.2%

The $1.0 billion, or 9.6%, increase in total demand and savings account balances was primarily due to a $495.1 million, or 10.1%, increase in personal account balances, a $361.7 million, or 9.4%, increase in business account balances and a $166.1 million, or 9.3%, increase in municipal account balances. While the cost of both demand and savings deposits and time deposits increased, the shift to a higher concentration of lower-cost demand and savings deposits resulted in a total cost of interest-bearing deposits of 0.30% for both the first nine months of 2016 and 2015.
The following table summarizes changes in average short-term borrowings and long-term debt, by type:

	Nine months ended September 30				Increase (Decrease)
	2016		2015		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$179,892	0.11%	$167,526	0.10%	$12,366	7.4%
Customer short-term promissory notes	73,859	0.04	81,854	0.02	(7,995)	(9.8)
Total short-term customer funding	253,751	0.09	249,380	0.07	4,371	1.8
Federal funds purchased	156,812	0.44	72,961	0.17	83,851	114.9
Short-term FHLB advances (1)	14,588	0.43	15,678	0.31	(1,090)	(7.0)
Total short-term borrowings	425,151	0.23	338,019	0.11	87,132	25.8
Long-term debt:
FHLB advances	601,120	3.18	634,403	3.50	(33,283)	(5.2)
Other long-term debt	361,877	5.00	414,231	5.50	(52,354)	(12.6)
Total long-term debt	962,997	3.86	1,048,634	4.29	(85,637)	(8.2)
Total borrowings	$1,388,148	2.75%	$1,386,653	3.27%	$1,495	0.1%
(1) Represents FHLB advances with an original maturity term of less than one year.

Average total borrowings increased $1.5 million during the first nine months of 2016 in comparison to the same period of 2015. The cost of borrowings, however, decreased 52 basis points, or 15.9%, as a result of lower-cost, short-term borrowings comprising a larger percentage of total borrowings.

Total long-term debt decreased $85.6 million, or 8.2%, as the result of maturing FHLB advances and the maturity of $100.0 million of subordinated debt in April 2015. In addition, in June 2015, the Corporation issued $150 million of subordinated debt at an effective rate of 4.69%. The proceeds of this issuance were used to redeem $150 million of trust preferred securities, with an effective rate of 6.52%, in July 2015.

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

Provision for Credit Losses

The provision for credit losses was $8.2 million for the first nine months of 2016, an increase of $8.7 million in comparison to the first nine months of 2015. In the first nine months of 2015, a negative provision of $500,000 was recorded, primarily due to an improvement in net charge-off levels, particularly among pooled impaired loans. For details related to the Corporation's allowance and provision for credit losses, see the "Financial Condition" section of Management's Discussion under the heading "Provision for Credit Losses and Allowance for Credit Losses."

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$16,426	$15,806	$620	3.9%
Cash management fees	10,651	10,004	647	6.5
Other	11,455	11,378	77	0.7
Total service charges on deposit accounts	38,532	37,188	1,344	3.6
Investment management and trust services	33,660	33,137	523	1.6
Other service charges and fees:
Merchant fees	12,155	11,265	890	7.9
Debit card income	7,948	7,587	361	4.8
Commercial swap fees	8,552	3,088	5,464	176.9
Letter of credit fees	3,385	3,474	(89)	(2.6)
Other	6,100	5,902	198	3.4
Total other service charges and fees	38,140	31,316	6,824	21.8
Mortgage banking income:
Gains on sales of mortgage loans	11,967	10,588	1,379	13.0
MSR impairment charge	(3,001)	—	(3,001)	N/M
Mortgage servicing income	3,490	3,303	187	5.7
Total mortgage banking income	12,456	13,891	(1,435)	(10.3)
Credit card income	7,688	7,257	431	5.9
Other income	5,922	4,921	1,001	20.3
Total, excluding investment securities gains, net	136,398	127,710	8,688	6.8
Investment securities gains, net	1,025	8,290	(7,265)	(87.6)
Total	$137,423	$136,000	$1,423	1.0%

The $620,000, or 3.9%, increase in overdraft fee income during the nine months ended September 30, 2016 in comparison to the same period in 2015 consisted of a $385,000 increase in fees assessed on personal accounts and a $235,000 increase in fees assessed on commercial accounts, due to higher volumes. Cash management fees increased $647,000, or 6.5%, compared to 2015 due to higher transaction volumes and fee increases in 2016.
The $890,000, or 7.9%, increase in merchant fee income and the $361,000, or 4.8%, increase in debit card income were due to an increase in the volumes of transactions in comparison to 2015. The $5.5 million increase in commercial loan interest rate swap fees was due to growth in commercial loans and the attractiveness of interest rate swaps in the current rate environment.
Gains on sales of mortgage loans increased $1.4 million, or 13.0%, due to a 23.3% increase in pricing spreads compared to the prior year, partially offset by a $68.1 million, or 8.3%, decrease in new loan volumes. Mortgage servicing income increased $187,000, or 5.7%. A $3.0 million impairment charges on MSRs was recognized in the first nine months of 2016. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details regarding the impairment charge.
Gains on sales of investment securities decreased $7.3 million compared to the first nine months of 2015. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Salaries and employee benefits	$210,097	$195,365	$14,732	7.5%
Net occupancy expense	35,813	36,211	(398)	(1.1)
Other outside services	17,347	21,248	(3,901)	(18.4)
Data processing	15,486	14,767	719	4.9
Software	11,991	10,678	1,313	12.3
Equipment expense	9,380	10,888	(1,508)	(13.9)
Professional fees	8,221	8,430	(209)	(2.5)
Supplies and postage	7,844	7,803	41	0.5
FDIC insurance expense	7,700	8,574	(874)	(10.2)
Marketing	5,314	5,570	(256)	(4.6)
Telecommunications	4,358	4,920	(562)	(11.4)
Operating risk loss	2,082	2,637	(555)	(21.0)
Other real estate owned and repossession expense	1,745	2,507	(762)	(30.4)
Loss on redemption of trust preferred securities	—	5,626	(5,626)	(100.0)
Intangible amortization	—	241	(241)	(100.0)
Other	24,520	26,256	(1,736)	(6.6)
Total	$361,898	$361,721	$177	—%

The $14.7 million, or 7.5%, increase in salaries and employee benefits during the nine months ended September 30, 2016 in comparison to the same period in 2015 was primarily driven by a $12.1 million, or 7.3%, increase in salaries, resulting from higher average salaries per full-time equivalent employee, normal merit increases and an increase in incentive compensation. The average number of full-time equivalent employees increased to 3,490 for the nine months ended September 30, 2016, compared to 3,470 for the nine months ended September 30, 2015. Benefits expenses increased $2.6 million, or 8.3%, due to an increase in health care expense, 401(k) matching expense, defined benefit plan expense, employee education and other employee benefits.

The $3.9 million, or 18.4%, decrease in other outside services in comparison to the first nine months of 2015 was due to lower expenses associated with the Corporation's BSA/AML compliance program remediation efforts, and lower costs for information technology and human resources initiatives.

The $2.0 million, or 8.0%, combined increase in data processing and software resulted from higher transaction volumes and contractual increases related to core processing systems, and amortization of capitalized software investments.

Equipment expense decreased $1.5 million, or 13.9%, primarily due to lower depreciation expense, as certain assets became fully depreciated. FDIC insurance expense decreased $874,000, or 10.2%, due to a reduction in the assessment rate beginning in the the third quarter of 2016. Other real estate owned and repossession expense decreased $762,000, or 30.4%, when compared to the first nine months of 2015 due to decreases in repossession expense, maintenance expense and insurance expense on other real estate properties. This expense category can experience volatility from period to period based on the timing of foreclosures and sales of properties and payments of expenses, such as real estate taxes.

In July 2015, the Corporation redeemed $150.0 million of TruPS. In connection with this redemption, a loss of $5.6 million was recognized as a component of non-interest expense.

Other expense decreased $1.7 million, or 6.6%, due to lower state taxes and the timing of certain expense items, which can fluctuate from period to period.

Income Taxes

Income tax expense for the first nine months of 2016 was $36.4 million, a $396,000, or 1.1%, increase from $36.0 million in 2015.

The Corporation’s effective tax rate was 23.4% in the first nine months of 2016, as compared to 24.5% in the first nine months of 2015. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and credits earned from Tax Credit Investments. The decrease in the effective rate from 2015 was driven by higher net credits from these investments.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	September 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$86,497	$101,120	$(14,623)	(14.5)%
Other interest-earning assets	428,966	292,516	136,450	46.6
Loans held for sale	27,836	16,886	10,950	64.8
Investment securities	2,508,068	2,484,773	23,295	0.9
Loans, net of allowance	14,228,712	13,669,548	559,164	4.1
Premises and equipment	228,009	225,535	2,474	1.1
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	661,418	592,784	68,634	11.6
Total Assets	$18,701,062	$17,914,718	$786,344	4.4%
Liabilities and Shareholders’ Equity
Deposits	$14,952,479	$14,132,317	$820,162	5.8%
Short-term borrowings	264,042	497,663	(233,621)	(46.9)
Long-term debt	965,286	949,542	15,744	1.7
Other liabilities	389,819	293,302	96,517	32.9
Total Liabilities	16,571,626	15,872,824	698,802	4.4
Total Shareholders’ Equity	2,129,436	2,041,894	87,542	4.3
Total Liabilities and Shareholders’ Equity	$18,701,062	$17,914,718	$786,344	4.4%
Other Interest-earning Assets

The $136.5 million, or 46.6%, increase in other interest-earning assets during the first nine months of 2016 resulted from higher balances on deposit with the Federal Reserve Bank as funding provided by deposit outpaced the growth in loans and investments.

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	September 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$140	$25,136	$(24,996)	(99.4)%
State and municipal securities	401,572	262,765	138,807	52.8
Corporate debt securities	107,241	96,955	10,286	10.6
Collateralized mortgage obligations	652,359	821,509	(169,150)	(20.6)
Mortgage-backed securities	1,226,547	1,158,835	67,712	5.8
Auction rate securities	97,726	98,059	(333)	(0.3)
Total debt securities	2,485,585	2,463,259	22,326	0.9
Equity securities	22,483	21,514	969	4.5
Total	$2,508,068	$2,484,773	$23,295	0.9%

U.S. Government sponsored agency securities decreased $25.0 million, or 99.4%, as the result of maturities. The proceeds were generally reinvested in municipal securities, which increased $138.8 million, or 52.8%. These investments have a more attractive yield in the current low interest rate environment.

Collateralized mortgage obligations decreased $169.2 million, or 20.6%, as the Corporation reduced its holdings in lower coupon investments due to volatility in market pricing. In addition to state and municipal securities, the proceeds were also reinvested in mortgage-backed securities, which increased $67.7 million, or 5.8%.

Loans, net of Unearned Income

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	September 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$5,818,915	$5,462,330	$356,585	6.5%
Commercial – industrial, financial and agricultural	4,024,119	4,088,962	(64,843)	(1.6)
Real estate – home equity	1,640,421	1,684,439	(44,018)	(2.6)
Real estate – residential mortgage	1,542,696	1,376,160	166,536	12.1
Real estate – construction	861,634	799,988	61,646	7.7
Consumer	283,673	268,588	15,085	5.6
Leasing, other and overdrafts	219,780	158,135	61,645	39.0
Loans, net of unearned income	$14,391,238	$13,838,602	$552,636	4.0%

Loans, net of unearned income, increased $552.6 million, or 4.0%, in comparison to December 31, 2015, with the increases realized across all of the Corporation's geographic markets. Commercial mortgage loans increased $356.6 million, or 6.5%, in comparison to December 31, 2015, with the growth occurring primarily in the Pennsylvania ($197.3 million, or 7.1%), Maryland ($56.5 million, or 9.9%) and New Jersey ($45.4 million, or 3.2%) markets. Residential mortgage loans increased $166.5 million, or 12.1%, compared to December 31, 2015, with the growth occurring primarily in the Maryland ($85.3 million, or 46.9%) and Virginia ($70.2 million, or 31.3%) markets as the result of new portfolio product offerings that were introduced in 2015. Construction loans increased $61.6 million, or 7.7%, in comparison to December 31, 2015, with the growth occurring primarily in the Maryland ($24.2 million, or 38.7%), Pennsylvania ($17.5 million, or 3.7%) and New Jersey ($16.8 million, or 10.8%) markets. Leasing, other and overdrafts increased compared to December 31, 2015 as a result of a $61.6 million increase in the leasing portfolio.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	September 30, 2016			December 31, 2015
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$636,892	0.2%	73.9%	$559,991	0.2%	70.0%
Commercial - residential	161,908	7.2	18.8	179,303	7.3	22.4
Other	62,834	1.7	7.3	60,694	1.1	7.6
Total Real estate - construction	$861,634	1.6%	100.0%	$799,988	1.8%	100.0%

(1)	Represents all accruing loans 30 days or more past due and non-accrual loans as a percentage of total loans in each class segment.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $6.7 billion, or 46.4%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2016. The Corporation's maximum total lending commitment to an individual borrowing relationship was $50.0 million as of September 30, 2016. In addition to its policy of limiting the maximum total lending commitment to any individual borrowing relationship to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved. As of September 30, 2016, the Corporation had 115 individual borrowing relationships with total borrowing commitments between $20.0 million and $50.0 million.

The following table summarizes the industry concentrations within the commercial loan portfolio:

	September 30, 2016	December 31, 2015
Services	21.0%	22.6%
Retail	15.0	8.3
Health care	10.6	10.6
Construction (1)	9.5	9.7
Manufacturing	9.3	11.3
Wholesale	7.3	8.0
Real estate (2)	6.9	7.3
Agriculture	4.7	5.1
Arts and entertainment	2.7	2.8
Transportation	2.4	2.7
Financial services	2.1	1.7
Other	8.5	9.9
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial - industrial, financial and agricultural	$163,452	$152,830
Real estate - commercial mortgage	77,977	96,219
Total	$241,429	$249,049
Total shared national credits decreased $7.6 million, or 3.1%, in comparison to December 31, 2015. The Corporation's shared national credits are to borrowers located in its geographical markets, and are subject to normal lending activities consistent with the Corporation's underwriting policies. As of September 30, 2016, none of the shared national credits were past due compared to one credit totaling $1.1 million, or 0.4%, of the total balance that was past due as of December 31, 2015.

Provision for Credit Losses and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(dollars in thousands)
Average balance of loans, net of unearned income	$14,212,250	$13,369,874	$14,011,301	$13,220,339

Balance of allowance for credit losses at beginning of period	$165,108	$169,453	$171,412	$185,931
Loans charged off:
Commercial – industrial, financial and agricultural	3,144	1,640	13,957	14,669
Real estate – residential mortgage	802	1,035	2,210	3,099
Real estate – home equity	709	940	3,295	2,578
Real estate – commercial mortgage	1,350	660	3,406	3,011
Consumer	685	650	2,261	1,787
Real estate – construction	150	114	1,218	201
Leasing, other and overdrafts	832	522	3,226	1,352
Total loans charged off	7,672	5,561	29,573	26,697
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	1,539	1,598	6,789	3,855
Real estate – residential mortgage	228	201	784	547
Real estate – home equity	241	304	929	744
Real estate – commercial mortgage	296	842	2,488	1,729
Consumer	222	314	957	923
Real estate – construction	898	898	2,844	2,276
Leasing, other and overdrafts	168	346	357	587
Total recoveries	3,592	4,503	15,148	10,661
Net loans charged off	4,080	1,058	14,425	16,036
Provision for credit losses	4,141	1,000	8,182	(500)
Balance of allowance for credit losses at end of period	$165,169	$169,395	$165,169	$169,395

Net charge-offs to average loans (annualized)	0.11%	0.03%	0.14%	0.16%

The following table presents the components of the allowance for credit losses:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Allowance for loan losses	$162,526	$169,054
Reserve for unfunded lending commitments	2,643	2,358
Allowance for credit losses	$165,169	$171,412

Allowance for credit losses to loans outstanding	1.15%	1.24%
The provision for credit losses for the three months ended September 30, 2016 was $4.1 million, an increase of $3.1 million in comparison to the same period in 2015. For the nine months ended September 30, 2016, the provision for credit losses was $8.2 million, an increase of $8.7 million in comparison to the first nine months of 2015. The increase in the provision for credit losses was attributable to continued loan growth as overall credit metrics were stable to improving.
Net charge-offs increased $3.0 million, to $4.1 million for the third quarter of 2016, compared to $1.1 million for the third quarter of 2015. Gross charge-offs increased by $2.1 million and recoveries decreased by $911,000. Of the $4.1 million of net charge-offs recorded in the third quarter of 2016, the majority were for loans originated in Pennsylvania ($1.9 million), Maryland ($1.6 million) and New Jersey ($737,000) partially offset by net recoveries in Virginia and Delaware.
During the first nine months of 2016, net charge-offs decreased $1.6 million, or 10.0%, to $14.4 million compared to $16.0 million for the same period of 2015. The decrease in net charge-offs was primarily due to an increase in recoveries during the first nine months of 2016 compared to the same period in the prior year. Of the $14.4 million of net charge-offs recorded in the first nine months of 2016, the majority were for loans originated in Pennsylvania ($9.8 million), New Jersey ($4.4 million) and Maryland ($601,000) partially offset by net recoveries in Virginia and Delaware.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2016	September 30, 2015	December 31, 2015
	(dollars in thousands)
Non-accrual loans	$124,017	$132,154	$129,523
Loans 90 days or more past due and still accruing	14,095	12,867	15,291
Total non-performing loans	138,112	145,021	144,814
Other real estate owned (OREO)	11,981	10,561	11,099
Total non-performing assets	$150,093	$155,582	$155,913
Non-accrual loans to total loans	0.86%	0.98%	0.94%
Non-performing assets to total assets	0.80%	0.87%	0.87%
Allowance for credit losses to non-performing loans	119.59%	116.81%	118.37%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	September 30, 2016	September 30, 2015	December 31, 2015
	(in thousands)
Real estate – residential mortgage	$26,854	$29,330	$28,511
Real estate – commercial mortgage	16,085	17,282	17,563
Real estate – construction	843	4,363	3,942
Commercial – industrial, financial and agricultural	7,488	7,399	5,953
Real estate – home equity	7,668	3,954	4,556
Consumer	39	29	33
Total accruing TDRs	58,977	62,357	60,558
Non-accrual TDRs (1)	27,904	27,618	31,035
Total TDRs	$86,881	$89,975	$91,593
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first nine months of 2016 and still outstanding as of September 30, 2016 totaled $10.3 million. During the first nine months of 2016, $6.0 million of TDRs that were modified in the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.
The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2016:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended September 30, 2016
Balance of non-accrual loans at June 30, 2016	$35,538	$35,512	$9,420	$20,569	$10,703	$—	$—	$111,742
Additions	17,267	9,573	2,653	1,371	1,907	685	381	33,837
Payments	(2,913)	(1,844)	(801)	(476)	(527)	—	—	(6,561)
Charge-offs	(3,144)	(1,350)	(150)	(802)	(709)	(685)	(381)	(7,221)
Transfers to accrual status	(2,525)	(2,543)	—	—	(23)	—	—	(5,091)
Transfers to OREO	(53)	(381)	(646)	(1,281)	(328)	—	—	(2,689)
Balance of non-accrual loans at September 30, 2016	$44,170	$38,967	$10,476	$19,381	$11,023	$—	$—	$124,017

Nine months ended September 30, 2016
Balance of non-accrual loans as of December 31, 2015	$42,199	$40,731	$12,044	$21,914	$11,210	$—	$1,425	$129,523
Additions	30,043	20,367	6,503	4,868	6,962	2,264	673	71,680
Payments	(11,132)	(10,537)	(5,169)	(2,222)	(1,979)	(1)	(24)	(31,064)
Charge-offs	(13,957)	(3,406)	(1,218)	(2,210)	(3,295)	(2,261)	(2,074)	(28,421)
Transfers to accrual status	(2,525)	(5,692)	—	(310)	(904)	(2)	—	(9,433)
Transfers to OREO	(458)	(2,496)	(1,684)	(2,659)	(971)	—	—	(8,268)
Balance of non-accrual loans at September 30, 2016	$44,170	$38,967	$10,476	$19,381	$11,023	$—	$—	$124,017

Non-accrual loans decreased $8.1 million, or 6.2%, and $5.5 million, or 4.3%, in comparison to September 30, 2015 and December 31, 2015, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	September 30, 2016	September 30, 2015	December 31, 2015
	(in thousands)
Real estate – commercial mortgage	$39,631	$49,021	$41,170
Commercial – industrial, financial and agricultural	47,330	38,032	44,071
Real estate – residential mortgage	23,451	27,707	28,484
Real estate – home equity	14,260	13,107	14,683
Real estate – construction	11,223	14,989	12,460
Consumer	2,166	2,079	2,440
Leasing	51	86	1,506
Total non-performing loans	$138,112	$145,021	$144,814

Non-performing loans decreased $6.9 million, or 4.8%, and $6.7 million, or 4.6%, in comparison to September 30, 2015 and December 31, 2015, respectively. The decrease in non-performing loans was realized across all loan categories except commercial, which increased $9.3 million, or 24.4%, and $3.3 million, or 7.4%, in comparison to September 30, 2015 and December 31, 2015, respectively, and home equity which increased $1.2 million, or 8.8%, in comparison to September 30, 2015.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2016	September 30, 2015	December 31, 2015
	(in thousands)
Residential properties	$6,279	$6,934	$7,303
Commercial properties	3,050	1,584	2,167
Undeveloped land	2,652	2,043	1,629
Total OREO	$11,981	$10,561	$11,099

The ability to identify potential problem loans in a timely manner is important to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on payment history, through the monitoring of delinquency levels and trends. For a description of the Corporation's risk ratings, see Note 5, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements.

Total internally risk rated loans were $10.6 billion and $10.3 billion as of September 30, 2016 and December 31, 2015, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	September 30, 2016	December 31, 2015	$	%	September 30, 2016	December 31, 2015	$	%	September 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate - commercial mortgage	$131,941	$102,625	$29,316	28.6%	$131,214	$155,442	$(24,228)	(15.6)%	$263,155	$258,067
Commercial - secured	106,701	92,711	13,990	15.1	121,611	136,710	(15,099)	(11.0)	228,312	229,421
Commercial -unsecured	5,009	2,761	2,248	81.4	2,904	3,346	(442)	(13.2)	7,913	6,107
Total Commercial - industrial, financial and agricultural	111,710	95,472	16,238	17.0	124,515	140,056	(15,541)	(11.1)	236,225	235,528
Construction - commercial residential	15,853	17,154	(1,301)	(7.6)	14,180	21,812	(7,632)	(35.0)	30,033	38,966
Construction - commercial	2,530	3,684	(1,154)	(31.3)	5,048	3,597	1,451	40.3	7,578	7,281
Total real estate - construction (excluding construction - other)	18,383	20,838	(2,455)	(11.8)	19,228	25,409	(6,181)	(24.3)	37,611	46,247
Total	$262,034	$218,935	$43,099	19.7%	$274,957	$320,907	$(45,950)	(14.3)%	$536,991	$539,842

% of total risk rated loans	2.4%	2.1%			2.6%	3.1%			5.0%	5.2%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	September 30, 2016			September 30, 2015			December 31, 2015
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.18%	0.69%	0.87%	0.16%	0.92%	1.08%	0.14%	0.77%	0.91%
Commercial – industrial, financial and agricultural	0.31%	1.17%	1.48%	0.35%	0.97%	1.32%	0.21%	1.06%	1.27%
Real estate – construction	0.31%	1.30%	1.61%	0.30%	1.95%	2.25%	0.28%	1.59%	1.87%
Real estate – residential mortgage	1.15%	1.52%	2.67%	1.27%	2.00%	3.27%	1.33%	2.07%	3.40%
Real estate – home equity	0.64%	0.87%	1.51%	0.54%	0.77%	1.31%	0.53%	0.87%	1.40%
Consumer, leasing and other	1.18%	0.44%	1.62%	1.30%	0.51%	1.81%	1.36%	0.92%	2.28%
Total	0.42%	0.96%	1.38%	0.42%	1.07%	1.49%	0.37%	1.04%	1.41%
Total dollars (in thousands)	$59,822	$138,112	$197,934	$56,694	$145,021	$201,715	$51,927	$144,814	$196,741

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $165.2 million as of September 30, 2016 is sufficient to cover incurred losses in the loan portfolio and unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.
Other Assets and Other Liabilities

The $68.6 million, or 11.6%, increase in other assets and the $96.5 million, or 32.9%, increase in other liabilities were primarily driven by higher fair values for derivative financial instruments, mainly commercial loan interest rate swaps. See Note 9, "Derivative Financial Instruments," in the Notes to Consolidated Financial Statements for additional details.

Deposits and Borrowings
The following table presents ending deposits, by type:

			Increase (Decrease)
	September 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,210,099	$3,948,114	$261,985	6.6%
Interest-bearing demand	3,703,048	3,451,207	251,841	7.3
Savings	4,235,015	3,868,046	366,969	9.5
Total demand and savings	12,148,162	11,267,367	880,795	7.8
Time deposits	2,804,317	2,864,950	(60,633)	(2.1)
Total deposits	$14,952,479	$14,132,317	$820,162	5.8%

Noninterest-bearing demand deposits increased $262.0 million, or 6.6%, primarily as a result of increases in business account balances of $234.9 million, or 7.9%, and municipal account balances of $27.0 million, or 29.4%, due to seasonality.

The $367.0 million, or 9.5%, increase in savings account balances was due to a $298.9 million, or 12.0%, increase in personal account balances, a $37.9 million, or 6.6%, increase in municipal account balances due to seasonality, and a $30.2 million, or 6.6%, increase in business account balances. Interest-bearing demand accounts increased $251.8 million, or 7.3%, primarily due to a $294.4 million, or 23.2%, seasonal increase in municipal account balances.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	September 30, 2016	December 31, 2015	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$189,727	$111,496	$78,231	70.2%
Customer short-term promissory notes	65,871	78,932	(13,061)	(16.5)
Total short-term customer funding	255,598	190,428	65,170	34.2
Federal funds purchased	8,444	197,235	(188,791)	(95.7)
Short-term FHLB advances (1)	—	110,000	(110,000)	(100.0)
Total short-term borrowings	264,042	497,663	(233,621)	(46.9)
Long-term debt:
FHLB advances	603,271	587,756	15,515	2.6
Other long-term debt	362,015	361,786	229	0.1
Total long-term debt	965,286	949,542	15,744	1.7
Total borrowings	$1,229,328	$1,447,205	$(217,877)	(15.1)%

(1) Represents FHLB advances with an original maturity term of less than one year.

The $233.6 million, or 46.9%, decrease in total short-term borrowings resulted from deposit growth exceeding loan growth during the first nine months of 2016.

Shareholders' Equity

Total shareholders’ equity increased $87.5 million, or 4.3%, during the first nine months of 2016. The increase was due primarily to $119.5 million of net income and a $26.5 million increase in other comprehensive income, partially offset by $50.2 million of common stock dividends and $18.5 million in treasury stock purchases.

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

As of September 30, 2016, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of September 30, 2016, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2016	December 31, 2015	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.2%	13.2%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.4%	10.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.4%	10.2%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.1%	9.0%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes on net interest income as of September 30, 2016 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $84.5 million	15.4%
+200 bp	+ $56.8 million	10.3%
+100 bp	+ $26.3 million	4.8%
–100 bp	– $18.5 million	– 3.4%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of September 30, 2016, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Liquidity

The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on investments and outstanding loans and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term and long-term needs. In addition, the Corporation has filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which the Corporation may, from time to time, offer various types of debt and equity securities.

The Corporation maintains liquidity sources in the form of demand and savings deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those accounts and borrowings. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net income if rates on interest-earning assets do not experience a proportionate increase. Borrowing availability with the Federal Home Loan Bank and the Federal Reserve Bank, along with federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2016, the Corporation had $603.3 million of advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.6 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2016, the Corporation had aggregate availability under federal funds lines of $1.1 billion with $8.4 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2016, the Corporation had $1.3 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the net interest income section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2016 generated $143.8 million of cash, mainly due to net income. Cash used in investing activities was $698.8 million, mainly due to net increases in loans and short-term investments. Net cash provided by financing activities was $540.3 million due mainly to increases in deposits, partially offset by a decrease in short-term borrowings and cash dividends.

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of September 30, 2016, equity investments consisted of $21.6 million of common stocks of publicly traded financial institutions and $901,000 of other equity investments.

The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $13.4 million and a fair value of $21.6 million at September 30, 2016, including an investment in a single financial institution with a cost basis of $7.4 million and a fair value of $11.4 million. The fair value of this investment accounted for 52.7% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $8.3 million as of September 30, 2016.

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

State and Municipal Securities

As of September 30, 2016, the Corporation owned $401.6 million of municipal securities issued by various municipalities. Downward pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing municipality and then, to a lesser extent, on any underlying credit enhancement. Municipal securities can be supported by the general obligation of the issuing municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of September 30, 2016, approximately 98% of municipal securities were supported by the general obligation of corresponding municipalities. Approximately 62% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of September 30, 2016, the Corporation’s investments in student loan auction rate certificates (ARC), a type of auction rate securities, had a cost basis of $107.1 million and a fair value of $97.7 million.

ARCs are long-term securities that were structured to allow their sale in periodic auctions, resulting in both the treatment of ARCs as short-term instruments in normal market conditions and fair values that could be derived based on periodic auction prices. However, beginning in 2008, market auctions for these securities began to fail due to an insufficient number of buyers, resulting in an illiquid market. Therefore, as of September 30, 2016, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime in the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2016, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At September 30, 2016, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt issued by financial institutions and senior debt. As of September 30, 2016, these securities had an amortized cost of $109.5 million and an estimated fair value of $107.2 million.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the Corporation's monthly repurchases of its common stock during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs

July 1, 2016 to July 31, 2016	176,161	$13.00	176,161	$31,455,430
August 1, 2016 to August 31, 2016	—	—	—	31,455,430
September 1, 2016 to September 30, 2016	—	—	—	31,455,430

In October, 2015, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2016. Repurchased shares may be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. During 2016, 1.5 million shares have been repurchased under this program for a total cost of $18.5 million, or $12.48 per share.

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

FULTON FINANCIAL CORPORATION

Date:	November 4, 2016	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	November 4, 2016	/s/ Patrick S. Barrett
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

10.1
Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated July 11, 2016. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended September 30, 2016, filed on November 4, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.