Form 10-K
period 2016-12-31
FULTON FINANCIAL CORP
filed 2017-02-27
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016,
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.3 billion. The number of shares of the registrant’s Common Stock outstanding on February 17, 2017 was 174,097,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 15, 2017 are incorporated by reference in Part III.

PART I

Item 1. Business

General

Fulton Financial Corporation (the "Corporation") was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank N.A. ("Fulton Bank") on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act ("GLB Act"), which gave the Corporation the ability to expand its financial services activities under its holding company structure (See "Competition" and "Supervision and Regulation" below). The Corporation directly owns 100% of the common stock of six community banks and eight non-bank entities. As of December 31, 2016, the Corporation had approximately 3,500 full-time equivalent employees.

The common stock of the Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2016 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").

Bank and Financial Services Subsidiaries

The Corporation’s six subsidiary banks are located primarily in suburban or semi-rural geographic markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style that emphasizes relationship banking. Where appropriate, operations are centralized through common platforms and back-office functions. The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six subsidiary banks in connection with a transition to a business model that will be less oriented on geographic boundaries and will instead focus more on alignment with the customer segments the Corporation serves. The Corporation also believes that consolidating its subsidiary banks will enhance its ability to manage risk more efficiently and effectively through a centralized risk management and compliance function. This multi-year process is expected to eventually result in the Corporation conducting its core banking business through a single subsidiary bank. Consolidation of the bank subsidiaries will result in a single subsidiary bank with greater than $10 billion in assets, subjecting it to more stringent regulation applicable to institutions that exceed that threshold. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - The Corporation’s largest subsidiary, Fulton Bank, is expected to have had total assets of $10 billion or more for four consecutive quarters as of March 31, 2017, which will subject it to additional regulation and increased supervision." The timing of the commencement of this process will depend significantly on the Corporation and its banking subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations, and establishing, to the satisfaction of the Corporation’s banking regulatory agencies, that those enhancements are sustainable to achieve compliance with the regulatory enforcement orders issued to the Corporation and its subsidiary banks by their respective banking regulatory agencies relating to identified deficiencies in that compliance program. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - The Corporation and its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions."

The Corporation’s subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation and its banks are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on any of the subsidiary banks. However, a large portion of the Corporation’s loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans. See Item 1A. "Risk Factors - Economic and Credit Risks - Economic downturns and the composition of the Corporation’s loan portfolio subject the Corporation to credit risk."

Each of the subsidiary banks offers a full range of consumer and commercial banking products and services in its local market area. Personal banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured consumer loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the Corporation's lending policy. The subsidiary banks also offer a variety of fixed, variable and adjustable rate products, including construction loans and jumbo loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank. Consumer loan products also include automobile loans, automobile and equipment leases, personal lines of credit and checking account overdraft protection.

Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $150 million) in the subsidiary banks’ market areas. The Corporation's policies limit the maximum total lending commitment to a single borrower to $50.0 million as of December 31, 2016, which is below the Corporation’s regulatory lending limit. In addition, the Corporation has established lower total lending limits based on the Corporation's internal risk rating of the borrower and for certain types of lending commitments. Commercial lending products include commercial, financial, agricultural and real estate loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or the London Interbank Offered Rate ("LIBOR"), as well as interest rate swaps. The commercial lending policy of the Corporation's subsidiary banks encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

Investment management, trust, brokerage, insurance and investment advisory services are offered to consumer and commercial banking customers in the market areas serviced by the Corporation's subsidiary banks by Fulton Financial Advisors (a division of the Corporation's subsidiary, Fulton Bank).

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

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2016:

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$10,700	$8,310	112
Fulton Bank of New Jersey	Mt. Laurel, NJ	3,814	3,246	65
The Columbia Bank	Columbia, MD	2,287	1,790	31
Lafayette Ambassador Bank	Bethlehem, PA	1,526	1,266	21
FNB Bank, N.A.	Danville, PA	350	286	7
Swineford National Bank	Middleburg, PA	319	276	7
				243

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in Item 2. "Properties."

Non-Bank Subsidiaries

The Corporation owns 100% of the common stock of five non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Financial Realty Company, which holds title to or leases certain properties where Corporation branch offices and other facilities are located; (ii) Central Pennsylvania Financial Corp., which owns limited partnership interests in partnerships invested primarily in low- and moderate-income housing projects; (iii) FFC Management, Inc., which owns certain investment securities and other passive investments; (iv) FFC Penn Square, Inc., which owns trust preferred securities ("TruPS") issued by a subsidiary of Fulton Bank; and (v) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.

The Corporation also owns 100% of the common stock of three non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2016:

Subsidiary	State of Incorporation	Total Assets
		(in thousands)
Columbia Bancorp Statutory Trust	Delaware	$6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

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

The industry is also highly competitive due, in part, to the GLB Act. As a result of the GLB Act,various types of entities aggressively compete for customers that were traditionally served only by the banking industry. Under the GLB Act, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing their expansion into non-banking financial services activities that had previously been restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. While the Corporation does not currently engage in many of these activities, further entry into these businesses may enhance the ability of the Corporation to compete in the future.

Market Share

Deposit market share information is compiled as of June 30 of each year by the Federal Deposit Insurance Corporation ("FDIC"). The Corporation’s banks maintain branch offices in 52 counties across five states. In 14 of these counties, the Corporation ranked in the top five in deposit market share (based on deposits as of June 30, 2016). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county:

				No. of Financial Institutions		Deposit Market Share (June 30, 2016)
County	State	Population (2016 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	541,000	Fulton Bank, N.A.	20	13	1	26.7%
Berks	PA	416,000	Fulton Bank, N.A.	18	12	8	3.6%
Bucks	PA	628,000	Fulton Bank, N.A.	36	14	15	1.9%
Centre	PA	163,000	Fulton Bank, N.A.	16	4	10	3.2%
Chester	PA	521,000	Fulton Bank, N.A.	31	8	13	3.0%
Columbia	PA	66,000	FNB Bank, N.A.	6	3	5	3.9%
Cumberland	PA	250,000	Fulton Bank, N.A.	17	6	12	2.1%
Dauphin	PA	274,000	Fulton Bank, N.A.	16	10	7	4.3%
Delaware	PA	566,000	Fulton Bank, N.A.	31	15	28	0.3%
Lebanon	PA	138,000	Fulton Bank, N.A.	12	6	1	31.4%
Lehigh	PA	364,000	Lafayette Ambassador Bank	20	12	7	4.4%
Lycoming	PA	116,000	FNB Bank, N.A.	11	10	14	0.8%
Montgomery	PA	824,000	Fulton Bank, N.A.	39	32	24	0.4%
Montour	PA	19,000	FNB Bank, N.A.	5	3	2	23.5%
Northampton	PA	302,000	Lafayette Ambassador Bank	16	12	4	12.6%
Northumberland	PA	93,000	FNB Bank, N.A.	18	4	9	3.7%
			Swineford National Bank			14	2.0%
Schuylkill	PA	143,000	Fulton Bank, N.A.	13	2	9	4.1%
Snyder	PA	41,000	Swineford National Bank	8	1	2	26.0%
Union	PA	45,000	Swineford National Bank	10	3	5	6.8%
York	PA	445,000	Fulton Bank, N.A.	15	13	3	11.3%
New Castle	DE	562,000	Fulton Bank, N.A.	20	19	12	0.2%
Sussex	DE	222,000	Fulton Bank, N.A.	16	5	3	8.8%
Anne Arundel	MD	571,000	The Columbia Bank	28	11	20	0.4%
Baltimore	MD	837,000	The Columbia Bank	33	17	23	0.7%
Baltimore City	MD	621,000	The Columbia Bank	27	14	14	0.3%
Cecil	MD	103,000	The Columbia Bank	7	4	3	13.4%
Frederick	MD	248,000	The Columbia Bank	17	5	15	0.9%
Howard	MD	320,000	The Columbia Bank	19	6	4	8.5%
Montgomery	MD	1,057,000	The Columbia Bank	32	26	35	0.2%
Prince George's	MD	922,000	The Columbia Bank	19	25	21	0.6%
Washington	MD	150,000	The Columbia Bank	12	4	2	20.1%
Atlantic	NJ	273,000	Fulton Bank of New Jersey	16	7	12	1.3%
Burlington	NJ	450,000	Fulton Bank of New Jersey	20	12	15	1.0%
Camden	NJ	510,000	Fulton Bank of New Jersey	20	11	11	2.4%
Cumberland	NJ	155,000	Fulton Bank of New Jersey	12	5	11	2.0%
Gloucester	NJ	292,000	Fulton Bank of New Jersey	23	5	2	14.1%

				No. of Financial Institutions		Deposit Market Share (June 30, 2016)
County	State	Population (2016 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	125,000	Fulton Bank of New Jersey	17	7	9	2.6%
Mercer	NJ	372,000	Fulton Bank of New Jersey	27	20	19	0.9%
Middlesex	NJ	849,000	Fulton Bank of New Jersey	46	27	27	0.3%
Monmouth	NJ	628,000	Fulton Bank of New Jersey	27	12	25	0.6%
Morris	NJ	501,000	Fulton Bank of New Jersey	34	18	14	1.4%
Ocean	NJ	593,000	Fulton Bank of New Jersey	21	8	17	0.9%
Salem	NJ	64,000	Fulton Bank of New Jersey	7	4	1	25.2%
Somerset	NJ	336,000	Fulton Bank of New Jersey	28	12	10	2.4%
Warren	NJ	107,000	Fulton Bank of New Jersey	13	3	6	7.9%
Chesapeake City	VA	240,000	Fulton Bank, N.A.	12	7	10	1.5%
Fairfax	VA	1,149,000	Fulton Bank, N.A.	38	29	43	—%
Henrico	VA	328,000	Fulton Bank, N.A.	25	16	20	0.6%
Manassas	VA	43,000	Fulton Bank, N.A.	13	4	11	1.8%
Newport News	VA	184,000	Fulton Bank, N.A.	12	7	14	0.6%
Richmond City	VA	224,000	Fulton Bank, N.A.	18	11	16	0.2%
Virginia Beach	VA	457,000	Fulton Bank, N.A.	15	12	10	1.5%

Supervision and Regulation

The Corporation and its subsidiaries operate in an industry that is subject to laws and regulations that are enforced by a number of federal and state agencies. Changes in these laws and regulations, including interpretation and enforcement activities, could impact the cost of operating in the financial services industry, limit or expand permissible activities or affect competition among banks and other financial institutions.

The Corporation is a registered financial holding company under the Bank Holding Company Act ("BHCA") and is regulated, supervised and examined by the Federal Reserve Bank. The Corporation's subsidiary banks are depository institutions whose deposits are insured by the FDIC. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks:

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank, N.A.	National	OCC
Fulton Bank of New Jersey	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/Federal Reserve
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC

OCC - Office of the Comptroller of the Currency

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the BHCA, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Federal Reserve Act, the National Bank Act and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, and capital adequacy requirements, among other things.

BHCA - The Corporation is subject to regulation and examination by the Federal Reserve Bank, and is required to file periodic reports and to provide additional information that the Federal Reserve may require. The BHCA regulates activities of bank holding companies, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, extensions of credit, among others. The BHCA permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies (and their non-banking affiliates) to correct or curtail unsafe or unsound banking practices. In addition, the Federal Reserve must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of, any bank for which it is not already the majority owner.

Dodd-Frank Act - The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau ("CFPB"), which has broad regulatory and enforcement powers over consumer financial products and services. Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd-Frank Act also provided that, for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws. As of December 31, 2016, the Corporation's largest subsidiary bank, Fulton Bank, had $10.7 billion in assets and had assets of $10 billion or more as of the end of each of the previous two quarters. If Fulton Bank has assets of $10 billion or more as of March 31, 2017, it and the Corporation's other subsidiary banks will become subject to the supervision, examination and enforcement jurisdiction of the CFPB with respect to the federal consumer financial laws, among other things. Although currently not subject to CFPB examination, Fulton Bank and the Corporation's other subsidiary banks remain subject to the review and supervision of other applicable regulatory authorities, and such authorities may enforce compliance with regulations issued by the CFPB.

Stress testing - In October 2012, the Board of Governors of the Federal Reserve System ("FRB") issued final rules regarding company-run stress testing. In accordance with these rules, the Corporation is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of the various scenarios on the Corporation's earnings, capital levels and capital ratios over a nine-quarter time horizon. The Corporation's board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of the Corporation's capital planning process and the evaluation of the adequacy of its capital. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests that commenced in the fall of 2014. The Corporation believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile. The results of the annual stress testing process did not lead the Corporation to raise additional capital or alter the mix of its capital components. Pursuant to final rules published in October 2014 and December 2015, the FRB modified the start date of the stress test cycles so that, beginning in 2016, stress tests must be conducted using financial data as of December 31 of the prior year, the results of the stress test must be reported to the FRB on or before July 31 and a summary of the results of the stress test must be publicly disclosed between October 15 and October 31. The Corporation timely submitted its stress test report to the FRB before its required date of July 31, 2016, and a summary of the results was publicly disclosed on October 18, 2016, as required by the final rules.

Under similar rules adopted by the OCC, the primary regulator of Fulton Bank, national banks with total consolidated assets of more than $10 billion are also required to conduct annual stress tests. A national bank becomes subject to the annual stress testing requirement when the institution's total consolidates assets, calculated as the average of the institution's total consolidated assets, as reported on the institution's quarterly Call Reports, for the most recent four consecutive quarters exceeds $10 billion. As of June 30, 2016, Fulton Bank crossed the $10 billion in assets threshold and has maintained that level of assets through the quarter ended December 31, 2016. Provided that Fulton Bank reports total consolidated assets of $8.3 billion or more on its Call Report for the quarter ending March 31, 2017, it will be required to conduct annual stress tests in accordance with the OCC rules and as a result, to submit its first stress test report to the OCC on or before July 31, 2018.

Consumer Lending Laws - Bank regulatory agencies are increasingly focusing attention on consumer protection laws and regulations. To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, Truth in Lending Act ("TILA"), the Truth in Savings Act, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act ("RESPA"), the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Corporation and its bank subsidiaries are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, TILA, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, RESPA, the Fair Credit Reporting Act, the Fair Debt Collection Act and the Flood Disaster Protection Act. Failure to comply with these and similar statutes and regulations can result in the Corporation and its bank subsidiaries becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing TILA, which requires mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - As required by the Dodd-Frank Act, the CFPB issued final rules in December 2013 revising and integrating previously separate disclosures required under RESPA and TILA in connection with certain closed-end consumer mortgage loans. These final rules became effective August 1, 2015 and require lenders to provide a new Loan Estimate, combining content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA, not later than the third business day after submission of a loan application, and a new Closing Disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA, at least three days prior to the loan closing.

Consumer Financial Protection Enforcement - The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies (the "Agencies"), to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the Department of Justice ("DOJ"), the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations. As an independent bureau funded by the FRB, the CFPB may impose requirements that are more severe than those of the other bank regulatory agencies. As an insured depository institution with total assets of more than $10 billion, Fulton Bank and the Corporation's other subsidiary banks will become subject to the CFPB’s supervisory and enforcement authorities if it maintains that level of assets through March 31, 2017. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, going forward, the Corporation's subsidiary banks would operate in a stringent consumer compliance environment and may incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act. The CFPB, other financial regulatory agencies, including the OCC, as well as the Department of Justice have recently pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.

Volcker Rule - As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued final rulings (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act") but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in proprietary trading and covered fund activities covered by the Volcker Rule. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. In December 2014, the FRB extended, until July 21, 2016, the date by which banking entities must conform their covered fund activities and investments to the requirements of the Final Rules, and in July 2016, the FRB granted an additional one-year extension of the conformance period to July 21, 2017. The Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules.

Based on the Corporation's evaluation of its investments, none fell within the definition of a "covered fund" and none needed to be disposed of during 2016 or by July 31, 2017. The Corporation does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

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

The Basel Committee on Banking Supervision ("Basel") is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments. In December 2010, Basel released frameworks for strengthening international capital and liquidity regulations, referred to as Basel III.

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

The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and will be fully phased in on January 1, 2019.

The U.S. Basel III Capital Rules require the Corporation and its bank subsidiaries to:

•	Meet a minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets;

•	Continue to require a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets; and

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

When fully phased in on January 1, 2019, the Corporation and its bank subsidiaries will also be required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The required minimum capital conservation buffer began to be phased in incrementally, starting at 0.625%, on January 1, 2016, increasing to 1.25% on January 1, 2017, and will continue to increase, to 1.875% on January 1, 2018 and 2.50% on January 1, 2019. The rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel.

As of December 31, 2016, the Corporation met the fully-phased in minimum capital requirements, including the new capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

The Basel III liquidity framework also includes new liquidity requirements that require financial institutions to maintain increased levels of liquid assets or alter their strategies for liquidity management. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific ratios.

In September 2014, the FRB approved final rules (the "U.S. Liquidity Coverage Ratio Rule") implementing portions of the Basel III liquidity framework for large, internationally active banking organizations, generally those having $250 billion or more in total assets, and similar, but less stringent rules, applicable to bank holding companies with consolidated assets of $50 billion or more. The U.S. Liquidity Coverage Ratio Rule requires banking organizations to maintain a Liquidity Coverage Ratio ("LCR") that is designed to ensure that sufficient high quality liquid resources are available for a one month period in case of a stress scenario. Impacted financial institutions are required to have been compliant with the U.S. Liquidity Coverage Ratio Rule by January 1, 2017. The Corporation’s total assets and the scope of its operations do not currently meet the thresholds set forth in the U.S. Liquidity Coverage Ratio Rule, as a result of which the Corporation is not currently required to maintain a minimum LCR.

The Basel III liquidity framework also introduced a second ratio, referred to as the Net Stable Funding Ratio ("NSFR"), which is designed to promote funding resiliency over longer-term time horizons by creating additional incentives for banks to fund their activities with more stable sources of funding on an ongoing structural basis. This new liquidity standard is subject to further rulemaking. To date, U.S. banking regulators have not proposed any additional liquidity rules. Because of the Corporation's size, neither the U.S. Liquidity Coverage Ratio Rule nor any additional proposed rules under the Basel III liquidity framework are applicable to it.

Prompt Corrective Regulatory Action - The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the institution’s primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. Prior to January 1, 2015, an insured depository institution was treated as well capitalized if its total risk-based capital ratio was 10.00% or greater, its Tier 1 risk-based capital ratio was 6.00% or greater and its Tier 1 leverage capital ratio was 5.00% or greater, and it was not subject to any order or directive by its primary federal regulator to meet a specific capital level. Effective January 1, 2015, an insured depository institution was treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its Common Equity Tier 1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2016, each of the Corporation’s bank subsidiaries’ capital ratios was above the minimum levels required to be considered "well capitalized" by its primary federal regulator.

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

For safety and soundness reasons, banking regulations also limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of dividends. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information regarding regulatory capital and dividend and loan limitations.

Federal Deposit Insurance - Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC, generally up to $250,000 per insured depositor.

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

On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10 billion or more in assets and another for highly complex institutions that have $50 billion or more in assets. As of December 31, 2016, the Corporation’s largest subsidiary bank, Fulton Bank, had assets of $10.7 billion and had assets of $10 billion or more as of the end of each of the previous two quarters. If Fulton Bank has assets of $10 billion or more as of March 31, 2017, it will become subject to a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear the cost of raising the FDIC reserve ratio to 1.35% as required by the Dodd-Frank Act.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC has announced that the DRR for 2017 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.

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

On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The FDIC adopted the final rule on March 15, 2016, which imposes on insured depository institutions with $10 billion or more in total consolidated assets (such as Fulton Bank) a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the deposit insurance assessment base, after making certain adjustments. The rule became effective on July 1, 2016.

Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Corporation, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

USA Patriot Act - Anti-terrorism legislation enacted under the USA Patriot Act of 2001 ("Patriot Act") expanded the scope of anti-money laundering laws and regulations and imposed significant new compliance obligations for financial institutions, including the Corporation’s subsidiary banks. The Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act ("BSA"), Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, these regulations impose affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Failure to comply with the Patriot Act’s requirements could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). The Corporation and its banking subsidiaries must comply with these amendments and new requirements by May 11, 2018. The Corporation has adopted policies, procedures and controls to address compliance with the

Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes (including the May 2016 amendments).

The Corporation and its banking subsidiaries are currently subject to regulatory enforcement orders (the "Consent Orders") issued by bank regulatory agencies relating to identified deficiencies in a largely centralized compliance program (the "BSA/AML Compliance Program") designed to comply with the BSA, the Patriot Act and related anti-money laundering regulations (the "BSA/AML Requirements"). The Consent Orders require, among other things, that the Corporation and its banking subsidiaries review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. See Item 1A. "Risk Factors-Legal, Compliance and Reputational Risks-The Corporation and its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions;" "Note-17 Commitments and Contingencies - Legal Proceedings," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Commercial Real Estate Guidance - In December 2015, the Agencies released a statement entitled "Statement on Prudent Risk Management for Commercial Real Estate Lending" (the "CRE Statement"). In the CRE Statement, the Agencies express concerns with institutions which ease commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The Agencies previously issued guidance in December 2006, entitled "Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices," which states that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represents 300% or more of its total capital and (2) the outstanding balance of such institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Community Reinvestment - Under the Community Reinvestment Act ("CRA"), each of the Corporation’s subsidiary banks has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2016, all of the Corporation’s subsidiary banks are rated at least as "satisfactory." Regulations require that the Corporation’s subsidiary banks publicly disclose certain agreements that are in fulfillment of CRA. None of the Corporation’s subsidiary banks are party to any such agreements at this time.

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

The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In July 2010, the federal banking agencies issued Guidance on Sound Incentive Compensation Policies ("Guidance") that applies to all banking organizations supervised by the agencies (thereby including both the Corporation and its banking subsidiaries). Pursuant to the Guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in April 2011 and issued a revised proposed rule in June 2016, implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing Guidance to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum record keeping and (v) mandate disclosures to the appropriate federal banking agency.

Privacy Protection and Cybersecurity - The Corporation’s bank subsidiaries are subject to regulations implementing the privacy protection provisions of the GLB Act. These regulations require each of the Corporation’s bank subsidiaries to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require each bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, each bank is required to provide its customers with the ability to "opt-out" of having the bank share their nonpublic personal information with unaffiliated third parties.

The Corporation’s bank subsidiaries are subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more.

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

Executive Officers
As of December 31, 2016, the executive officers of the Corporation are as follows:

Name	Age	Office Held and Term of Office
E. Philip Wenger	59
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

Philmer H. Rohrbaugh	64
Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer of the Corporation effective December 6, 2016. He joined the Corporation in November 2012 as Senior Executive Vice President and Chief Risk Officer and became Senior Executive Vice President and Chief Operating Officer effective June 1, 2016. Mr. Rohrbaugh was a managing partner of KPMG, LLP's Chicago office from 2009 to 2012; Vice Chairman Industries and part of the U.S. Management Committee of KPMG from 2006 to 2009; he joined KPMG in 2002. He has more than 35 years of experience in public accounting with substantial audit experience serving public and private companies, including financial institutions, and advising companies on accounting, financial reporting matters, equity and debt offerings, and merger and acquisition transactions. Mr. Rohrbaugh currently serves as a director of a public manufacturing company and a national department store chain.

Beth Ann Chivinski	56
Senior Executive Vice President and Chief Risk Officer of the Corporation effective June1, 2016. Ms. Chivinski has worked in various positions with the Corporation since June of 1994. Most recently she served as the Corporation’s Senior Executive Vice President and Chief Audit Executive since April 1, 2013. Prior to that, she served as the Corporation’s Executive Vice President, Controller and Chief Accounting Officer from June 2004 to March 31, 2013. Ms. Chivinski is a Certified Public Accountant.

Meg R. Mueller	52
Senior Executive Vice President and Chief Credit Officer of the Corporation since July 2013. Executive Vice President and Chief Credit Officer since 2010. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Curtis J. Myers	48
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

Craig A. Roda	60
Senior Executive Vice President of Community Banking of the Corporation since July 2011; and Chairman and Chief Executive Officer of Fulton Bank, N.A., since February 2009. Chief Executive Officer and President of Fulton Bank, N.A. from 2006 to 2009. Mr. Roda has been employed by the Corporation in a number of positions since 1979.

Angela M. Sargent	49
Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Executive Vice President and Chief Information Officer since 2002. Ms. Sargent has been employed by the Corporation in a number of positions since 1992.

Item 1A. Risk Factors

An investment in the Corporation's securities involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.

ECONOMIC AND CREDIT RISKS.

Difficult conditions in the economy and the capital markets may materially adversely affect the Corporation's business and results of operations.

The Corporation's results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The Corporation's financial performance is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability, or increases in the cost, of credit and capital, changes in the rate of inflation, changes in interest rates, high unemployment, natural disasters, acts of war or terrorism, global economic conditions and geopolitical factors, or a combination of these or other factors.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. While the Corporation believes that its allowance for credit losses as of December 31, 2016 is sufficient to cover incurred losses in the loan portfolio on that date, the Corporation may need to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. Management’s estimate of losses inherent in the loan portfolio is dependent on the proper application of its methodology for determining its allowance needs. The most critical judgments underpinning that methodology include: the ability to identify potential problem loans in a timely manner; proper collateral valuation of loans evaluated for impairment; proper measurement of allowance needs for pools of loans measured for impairment; and an overall assessment of the risk profile of the loan portfolio.

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

Furthermore, banking regulators may require the Corporation to make additional provisions for credit losses or otherwise recognize further loan charge-offs or impairments following their periodic reviews of the Corporation’s loan portfolio, underwriting procedures and allowance for credit losses. Any increase in the Corporation’s allowance for credit losses or loan charge-offs as required by such regulatory agencies could have a material adverse effect on the Corporation’s financial condition and results of operations. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Provision and Allowance for Credit Losses."

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

Approximately $10.9 billion, or 74.5%, of the Corporation’s loan portfolio was in commercial loans, commercial mortgage loans, and construction loans at December 31, 2016. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because they typically have larger balances and are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of businesses and properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. The Corporation’s failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect its ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses, from this portfolio. Furthermore, intense competition among lenders, coupled with moderate levels of recent economic growth, can increase pressure on the Corporation to relax its credit standards and/or underwriting criteria in order to achieve the Corporation’s loan growth targets. A relaxation of credit standards or underwriting criteria could result in greater challenges in the repayment or collection of loans should economic conditions, or individual borrower performance, deteriorate to a degree that could impact loan performance. Additionally, competitive pressures could drive the Corporation to consider loans and customer relationships that are outside of the Corporation’s established risk appetite or target customer base. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loans."

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

Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of the Corporation's net income, accounting for approximately 74% of total revenues in 2016. In recent years, the narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, has adversely affected the Corporation's net interest income.

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

Competition sometimes pressures the Corporation to lower rates charged on loans more than the decline in market rates would otherwise indicate. Competition may also pressure the Corporation to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand has improved in recent years, intense competition among lenders has contributed to downward pressure on loan yields, also narrowing the net interest margin. Further, due to historically low market interest rates, rates paid on deposits have tended to reach a natural floor below which it is difficult to further reduce such rates. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income."

Changes in interest rates may also affect the average life of loans and certain investment securities, most notably mortgage-backed securities. Decreases in interest rates can result in increased prepayments of loans and certain investment securities, as borrowers or issuers refinance to reduce their borrowing costs. Under those circumstances, the Corporation would be subject to reinvestment risk to the extent that it is not able to reinvest the cash received from such prepayments at rates that are comparable to the rates on the loans and investment securities which are prepaid. Conversely, increases in interest rates may extend the average life of fixed rate assets, which could restrict the Corporation’s ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. At December 31, 2016, the fair value of the Corporation’s portfolio of interest-earning investment securities was $2.5 billion. Net unrealized losses on these securities was $47.3 million at December 31, 2016. Whether a decline in fair value below the amortized cost of an investment security constitutes other-than-temporary impairment depends on a number of factors, including whether the Corporation has the intent and ability to retain the investment security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The market value of the Corporation's securities investments, which include mortgage-backed securities, state and municipal securities, auction rate securities, corporate debt securities and equity investments, as well as the revenues the Corporation earns from its trust and investment management services business, are particularly sensitive to price fluctuations and market events. Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges.

As of December 31, 2016, the Corporation’s securities investments included $97.3 million of investments in student loan auction rate certificates ("ARCs"). Following the failures of periodic auctions for these ARCs, which began in 2008 and have continued since that time, there has not been an active market for these securities. Other than sporadic redemptions and tender offers made by the issuers of these ARCs, these securities are illiquid. Secondary market transactions involving ARCs typically represent forced liquidations or distressed sales and do not provide an accurate basis for determining their fair value. The Corporation does not have the intent to sell the ARCs it holds and does not believe it will more likely than not be required to sell any of the ARCs it holds prior to a recovery of their fair value to amortized cost, which may be at maturity. However, if the Corporation chose to liquidate these securities prior to their maturity, it would likely have to do so at "distressed" sale prices and would likely do so at a loss.

A portion of the Corporation's securities portfolio includes holdings of equity investments, including stocks of publicly traded financial institutions. The portfolio of publicly traded financial institutions includes shares of a single financial institution which, as of December 31, 2016, had a fair value of $11.9 million. The Corporation's holdings of this financial institution’s securities constituted approximately 50.5% of the fair value of the Corporation's aggregate holdings of publicly traded financial institutions’ securities as of that date.

The Corporation's investment management and trust services revenue, which is partially based on the value of the underlying investment portfolios, can also be impacted by fluctuations in the securities markets. If the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets, in general, or otherwise, the Corporation's revenue could be negatively impacted. In addition, the Corporation's ability to sell its brokerage services is dependent, in part, upon consumers' level of confidence in securities markets. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

LIQUIDITY RISK.

Changes in interest rates or disruption in liquidity markets may adversely affect the Corporation’s sources of funding.

The Corporation must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Corporation’s liquidity management policies and practices emphasize core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the Federal Reserve Bank, proceeds from the sales of loans and use of liquidity resources of the holding company, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to the Corporation than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Corporation’s results of operations or financial condition, downgrades in the Corporation’s credit ratings, regulatory actions involving the Corporation, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

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

Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in the Corporation's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. If the Corporation is not able to continue to rely primarily on customer deposits to meet its liquidity and funding needs, continue to access secondary, non-deposit funding sources on favorable terms or otherwise fails to manage its liquidity effectively, the Corporation’s ability to continue to grow may be constrained and the Corporation’s liquidity, operating margins, results of operations and financial condition may be materially adversely affected. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk, Asset/Liability Management and Liquidity."

Liquidity planning at both the bank and holding company levels has become an area of increased regulatory emphasis.

Due to regulatory constraints on the Corporation’s ability to rely on short-term borrowings, any significant movements of deposits away from traditional depository accounts which negatively impacts the Corporation’s loan-to-deposit ratio could restrict its ability to achieve growth in loans or require the Corporation to pay higher interest rates on deposit products in order to retain deposits to fund loans.

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

LEGAL, COMPLIANCE AND REPUTATIONAL RISKS.

The Corporation and its bank subsidiaries are subject to extensive regulation and supervision and may be adversely affected by changes in laws and regulations or any failure to comply with laws and regulations.

Virtually every aspect of the Corporation's and its bank subsidiaries’ operations is subject to extensive regulation and supervision by federal and state regulatory agencies. Under this regulatory framework, regulatory agencies have broad authority in carrying out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including laws and regulations relating to capital adequacy, asset quality, liquidity and risk management, as well as laws and regulations governing consumer protection, fair lending, privacy, information security and anti-money laundering and anti-terrorism laws, among other aspects of the Corporation’s business.

Federal and state legislatures and regulatory agencies continually review banking and other laws, regulations and policies for possible changes. Changes in federal or state laws, regulations or governmental policies, including income tax laws, affecting the Corporation and its business, and the effects of such changes, are difficult to predict and may produce unintended consequences. New laws, regulations or changes in the regulatory environment could limit the types of financial services and products the Corporation may offer, alter demand for existing products and services, increase the ability of non-banks to offer competing financial services and products, increase compliance burdens, or otherwise adversely affect the Corporation’s business, results of operations or financial condition.

The Corporation has six bank subsidiaries, and the Corporation and its subsidiaries are subject to regulation by a relatively large number of federal and state regulatory agencies. This corporate structure presents challenges, specifically, the need for compliance with different, and potentially inconsistent, regulatory requirements and expectations. The time, expense and internal and external resources associated with regulatory compliance continue to increase, and balancing the need to address regulatory changes and effectively manage overall non-interest expenses has become more challenging than it has been in the past. As a result, the Corporation’s compliance obligations increase the Corporation's expense, require increasing amounts of management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors with more extensive resources.

The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six bank subsidiaries. This multi-year consolidation process is expected to eventually result in the Corporation conducting its core banking business through a single bank subsidiary, which would reduce the number of government agencies that regulate the Corporation’s banking operations. The timing of the commencement of this consolidation process will depend significantly on the Corporation and its bank subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the BSA, the Patriot Act and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The Corporation will also need to establish, to the satisfaction of the Corporation’s banking regulatory agencies, that those enhancements are sustainable to achieve compliance with the regulatory enforcement orders issued to the Corporation and its bank subsidiaries by their respective banking regulatory agencies relating to identified deficiencies in that compliance program. There is no assurance that the regulatory approvals required for such consolidation can be obtained or that such consolidation would significantly reduce the time, expense and internal and external resources associated with regulatory compliance.

Compliance with banking statutes and regulations is important to the Corporation’s ability to engage in new activities and to consummate certain transactions. Banking regulators are scrutinizing banks through longer and more intensive bank examinations. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation’s operations and expansion activities that could have a material adverse effect on its business and profitability. As noted below and as examples of such limitations, the regulatory enforcement orders to which the Corporation and each of its bank subsidiaries are subject impose certain restrictions on the expansion activities of the Corporation and such bank subsidiaries.

In addition, in September 2016, the CFPB and the OCC entered into a consent order with a large national bank alleging widespread improper sales practices, which prompted the federal bank regulatory agencies to conduct a horizontal review of sales practices throughout the banking industry. The elevated attention likely will result in continued additional regulatory scrutiny and regulation of incentive arrangements, which could adversely impact the delivery of services and increase compliance costs.

Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, or the commencement of further informal or formal regulatory enforcement actions against the Corporation or its bank subsidiaries. Other negative consequences can also result from such failures, including regulatory restrictions on the Corporation's activities, including restrictions on the Corporation’s ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in the Corporation's securities, and increases in the Corporation's costs of doing business. The occurrence of one or more of these events may have a material adverse effect on the Corporation's business, financial condition and/or results of operations.

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

Nonetheless, as mentioned above, the Corporation and each of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized BSA and anti-money laundering compliance program (the “BSA/AML Compliance Program”), which was designed to comply with the BSA/AML Requirements.

The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent (the “Consent Orders”), generally require, among other things, that the Corporation and its bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements.

In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Corporation and its bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or its bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

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

While the Corporation believes that it has made significant progress in improving its BSA/AML Compliance Program, there is no assurance as to how long the Consent Orders will remain in effect.

The Corporation's largest subsidiary, Fulton Bank, is expected to have had total assets of $10 billion or more for four consecutive quarters as of March 31, 2017, which will subject it to additional regulation and increased supervision.

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Corporation's largest bank subsidiary, Fulton Bank, had $10.7 billion in assets as of December 31, 2016, and had assets of $10 billion or more as of the end of each of the previous two quarters. If Fulton Bank has assets of $10 billion or more as of March 31, 2017, it will become subject to the following:

•	Supervion, examination and enforcement jurisdiction by the CFPB with respect to consumer financial protection laws;

•	Additional stress testing requirements;

•
A modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear the cost of raising the FDIC reserve ratio to 1.35% as required by the Dodd-Frank Act;

•	Heightened compliance standards under the Volcker Rule; and

•	Enhanced bank regulatory supervision as a larger financial institution.

In addition, the Corporation’s other bank subsidiaries will also become subject to the supervision, examination and enforcement jurisdiction by the CFPB with respect to consumer financial protection laws. See Item 1. "Business-Supervision and Regulation."

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

The Dodd-Frank Act established the CFPB. Among other things, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks during 2011. As an independent bureau funded by the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. The concept of what may be considered to be an “abusive” practice is relatively new under the law.

Pursuant to the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 related to mortgage loan origination and mortgage loan servicing. These final rules prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay, provide certain safe harbor protections for the origination of loans that meet the requirements for a "qualified mortgage" and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. These rules may subject the Corporation’s bank subsidiaries to increased potential liability related to their residential loan origination activities, as well as increase costs. See Item 1. "Business-Supervision and Regulation."

In May 2016, the CFPB issued a proposed rule that would prohibit banks from using a pre-dispute arbitration agreement to block consumer class actions in court and would require banks to insert language into their arbitration agreements reflecting this limitation. The proposed rule would also require banks that use pre-dispute arbitration agreements to submit certain records relating to arbitral proceedings to the CFPB. The proposed rule would generally apply to contracts entered into more than 180 days after the effective date of any final rule. If adopted as proposed, this rule could result in increased litigation and defense costs as plaintiff’s class action firms would feel encouraged to seek clients as class representatives for alleged consumer harm that otherwise would have been the subject to the existing arbitration clauses in consumer contracts. This proposed rule, if adopted, and other CFPB regulations likely will continue to increase the Corporation’s compliance expenses.

Fulton Bank and the Corporation’s other bank subsidiaries are expected to become (as of March 31, 2017) subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory regimen have yet to be fully determined, however they could result in material adverse effects on the Corporation’s profitability.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and, for the first year since 2010, both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB, and consideration of significant changes to the federal income tax code. In addition, the new Administration and Congress may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the Corporation’s business and results of operations, in ways that are difficult to predict. In addition, the Corporation’s results of operations could also be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

Negative publicity could damage the Corporation’s reputation and business.

Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could result from the Corporation's actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government agencies and community organizations in response to that conduct. Because the Corporation conducts the majority of its businesses under the "Fulton" brand, negative public opinion about one line of business could affect the Corporation's other lines of businesses.

From time to time the Corporation and its subsidiaries may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on the Corporation’s business and results of operations as well as its reputation.

Many aspects of the Corporation’s business involve substantial risk of legal liability. From time to time, the Corporation and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its business activities (and in some cases from the activities of companies that were acquired). In addition, the Corporation and its bank subsidiaries are regularly the subject of governmental investigations and other forms of regulatory inquiry. For example, the Corporation is cooperating with the U.S. Department of Justice in an investigation regarding potential violations of the fair lending laws by Fulton Bank, Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank due to potential lending discrimination on the basis of race and national origin. Like other large financial institutions, the Corporation is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. These matters could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. The Corporation establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. However, the Corporation may still incur legal costs for a matter, even if a reserve has not been established.

Currently, the Corporation and its bank subsidiaries are the subject of regulatory proceedings in the form of the Consent Orders. The Corporation can provide no assurance as to the outcome or resolution of legal or administrative actions, and such actions may result in judgments against us for significant damages or the imposition of regulatory restrictions on our operations. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings.

The Corporation is subject to a variety of risks in connection with origination and sale of loans.

The Corporation originates residential mortgage loans and other loans, such as loans guaranteed, in part, by the U.S. Small Business Administration, all or portions of which are later sold in the secondary market to government sponsored enterprises or agencies, such as the Federal National Mortgage Association (Fannie Mae), and other non-government sponsored investors. In connection with such sales, the Corporation makes certain representations and warranties with respect to matters such as the underwriting, origination, documentation or other characteristics of the loans sold. The Corporation may be required to repurchase a loan, or to reimburse the purchaser of a loan for any related losses, if it is determined that the loan sold was in violation of representations or warranties made at the time of the sale, and, in some cases, if there is evidence of borrower fraud, in the event of early payment default by the borrower on the loan, or for other reasons. The Corporation maintains reserves for potential losses on certain loans sold, however, it is possible that losses incurred in connection with loan repurchases and reimbursement payments may be in excess of any applicable reserves, and the Corporation may be required to increase reserves and may sustain additional losses associated with such loan repurchases and reimbursement payments in the future. Increases to the reserves and losses incurred in connection with actual loan repurchases and reimbursement payments in excess of the amount of any applicable reserves could have a material adverse effect on the Corporation’s financial condition or results of operations.

STRATEGIC AND EXTERNAL RISKS.

The Corporation is in the process of transforming its business model and this transformation may not be successful.

The Corporation historically has followed a "super-community" banking strategy under which the Corporation has operated its bank subsidiaries autonomously to maximize the advantages of the community banking model in serving the needs of its customers. Reliance on this model has posed challenges to the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function. As a result of these challenges and a desire to refine its business strategy, the Corporation is in the process of transitioning to a business model that is primarily focused on alignment of services with the customer segments the Corporation serves and less oriented to geographic boundaries.

The transformation of the Corporation’s business model, which is being implemented over a period of several years, may have some or all of the following unintended effects:

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

•	The transition to the new business model may create operational and other challenges that are disruptive to the Corporation’s business; and

•	Expenses will be incurred in the implementation of the new business model, and the implementation process may distract the Corporation from achieving other fundamental business objectives.

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

•
Operating expenses, particularly in the compliance and risk management areas, have been elevated, and such expenses may increase in the near future, as a result of Fulton Bank surpassing the $10 billion in assets threshold; and

•
Growth through acquisition or branching to supplement organic growth is unlikely to occur while the Consent Orders referenced above are in place, due to an inability to obtain the required regulatory approvals.

The competition the Corporation faces is significant and may reduce the Corporation's customer base and negatively impact the Corporation's results of operations.

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulation than the Corporation is with respect to the products and services they provide and have different cost structures. Some of the Corporation's competitors have greater resources, higher lending limits, lower cost of funds and may offer other services not offered by the Corporation. The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and, as a result, may be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as transferring funds and paying bills.

Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, and could result in the loss of fee income, as well as the loss of customer deposits and the income generated from those deposits, thereby potentially adversely affecting the Corporation's profitability and its ability to continue to grow. The Corporation's profitability and continued growth depends upon its continued ability to successfully compete in the market areas it serves. See Item 1. “Business-Competition."

If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.

In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2016, the Corporation had $530.6 million of goodwill recorded on its balance sheet. The Corporation is required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The preparation of the Corporation’s financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as revenues and expenses during the period. A summary of the accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain, including those related to the allowance for credit losses, goodwill, income taxes, and fair value measurements, is set forth in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" and within "Note 1-Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in the Corporation’s financial statements and these ultimate values may differ materially from those determined based on management’s estimates and assumptions. In addition, the Financial Accounting Standards Board ("FASB"), regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of the Corporation’s financial statements. Further, those bodies that establish and interpret the accounting standards (such as the FASB, the Securities and Exchange Commission, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how the Corporation records and reports its financial condition and results of operations. For example, during 2016, the FASB issued a new accounting standard, Accounting Standards Update 2016-13, that will require the recognition of credit losses on loans and other financial assets based on an entity’s current estimate of expected losses over the lifetime of each loan or other financial asset, referred to as the current expected credit loss ("CECL") model, as opposed to current accounting standards, which require recognition of losses on loans and other financial assets only when those losses are "probable." The Corporation’s adoption of this accounting standard, which is required for interim and annual reporting periods beginning after December 15, 2019, could materially affect the Corporation’s allowance for credit losses methodology, financial condition, capital levels and results of operations, including expenses the Corporation may incur in implementing this accounting standard.See "Note 1 - Summary of Significant Accounting Policies - Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

OPERATIONAL RISKS.

The Corporation is exposed to many types of operational and other risks and the Corporation's framework for managing risks may not be effective in mitigating risk.

The Corporation is exposed to many types of operational risk, including the risk of human error or fraud by employees and other third parties, intentional and inadvertent misrepresentation by loan applicants, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, computer and telecommunications systems malfunctions or failures and reliance on data that may be faulty or incomplete. In an environment characterized by continual, rapid technological change, as discussed below, when the Corporation introduces new products and services, or makes changes to its information technology systems and processes, these operational risks are increased. Any of these operational risks could result in the Corporation's diminished ability to operate one or more of its businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect the Corporation.

The Corporation’s risk management framework is subject to inherent limitations, and risks may exist, or develop in the future, that the Corporation has not anticipated or identified. If the Corporation's risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected. As noted above, the Corporation’s historical decentralized banking strategy further challenges the Corporation's efforts to manage risk efficiently and effectively through a centralized risk management and compliance function.

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

The Corporation’s business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information regarding customers, employees and others on a daily basis. While the Corporation performs some of the functions required to operate its business directly, it also outsources significant business functions, such as processing customer transactions, maintenance of customer-facing websites, including its online banking function, and developing software for new products and services, among others. These relationships require the Corporation to allow third parties to access, store, process and transmit customer information. As a result, the Corporation may be subject to cyber security risks directly, as well as indirectly through the vendors to whom it outsources business functions. The increased use of smartphones, tablets and other mobile devices, as well as cloud computing, may also heighten these and other operational risks. Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Company to regulatory investigations, litigation or enforcement or require the payment of regulatory fines or penalties, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation.

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

Account data compromise events at large retailers, health insurers and others in recent years have resulted in heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact the Corporation’s current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which the Corporation is subject could result in higher compliance and technology costs and could restrict the Corporation’s ability to provide certain products and services, which could materially and adversely affect the Corporation’s profitability. The Corporation’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and governmental investigations and/or actions, litigation, fines, sanctions and damage to the Corporation’s reputation and its brand.

The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The costs of new technology, including personnel, can be high, in both absolute and relative terms. Many of the Corporation’s financial institution competitors have substantially greater resources to invest in technological improvements. In addition, new payment services developed and offered by non-bank competitors pose an increasing threat to the traditional payment services offered by financial institutions. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

There can be no assurance, given the past pace of change and innovation, that the Corporation’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Corporation and the needs of its customers.

In addition, advances in technology, as well as changing customer preferences favoring access to the Corporation’s products and services through digital channels, could decrease the value of the Corporation’s branch network and other assets. If customers increasingly choose to access the Corporation’s products and services through digital channels, the Corporation may find it necessary to consolidate, close or sell branch locations or restructure its branch network. These actions could lead to losses on assets, expenses to reconfigure branches and the loss of customers in affected markets. As a result, the Corporation’s business, financial condition or results of operations may be adversely affected.

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

The Corporation is required by regulatory agencies to maintain adequate levels of capital to support its operations. The Corporation anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Corporation, however, may at some point choose to raise additional capital to support future growth. The Corporation's ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Corporation's control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all. If the Corporation cannot raise additional capital when needed, its ability to expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Corporation's stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

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

In 2013, the federal banking regulatory agencies implemented the U.S. Basel III Capital Rules, including: (i) minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets, (ii) increased minimum Tier 1 capital ratio (from 4.00% to 6.00% of risk-weighted assets), (iii) retention of the minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets and (iv) a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments. As a result of the implementation of the new capital standards, certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, are excluded as a component of Tier 1 capital for institutions of the Corporation’s size and are included in Tier 2 capital instead.

The fully phased-in capital standards under the U.S. Basel III Capital Rules require banks to maintain more capital than the minimum levels required under former regulatory capital standards. The new minimum regulatory capital requirements began to apply to the Corporation on January 1, 2015. The required minimum capital conservation buffer began to be phased in incrementally on January 1, 2016 and will be fully phased in on January 1, 2019. The failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or its bank subsidiaries or restricting the commencement of new activities, and such failure could subject the Corporation or its bank subsidiaries to a variety of enforcement remedies, including limiting the ability of the Corporation or its bank subsidiaries to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2016, the Corporation's current capital levels met the fully phased-in minimum capital requirements, including capital conservation buffers, as set forth in the U.S. Basel III Capital Rules. See Item 1. "Business-Supervision and Regulation-Capital Requirements."

The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments.

The Corporation is a separate and distinct legal entity from its bank and nonbank subsidiaries, and depends on the payment of dividends and other payments and distributions from its subsidiaries, principally its bank subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of the Corporation’s bank subsidiaries to pay dividends or make other payments to it. There can be no assurance that the Corporation’s bank subsidiaries will be able to pay dividends at past levels, or at all, in the future. If the Corporation does not receive sufficient cash dividends or is unable to borrow from its bank subsidiaries, then the Corporation may not have sufficient funds to pay dividends to its shareholders, repurchase its common stock or service its debt obligations. See Item 1. "Business-Supervision and Regulation-Loans and Dividends from Subsidiary Banks."

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2016. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	45	67	112
Fulton Bank of New Jersey	36	29	65
The Columbia Bank	8	23	31
Lafayette Ambassador Bank	4	17	21
FNB Bank, N.A.	5	2	7
Swineford National Bank	5	2	7
Total	103	140	243

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

Item 3. Legal Proceedings

The information presented in the "Legal Proceedings" section of "Note 17 - Commitment and Contingencies" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2016, the Corporation had 174.0 million shares of $2.50 par value common stock outstanding held by approximately 33,000 holders of record. The closing price per share of the Corporation’s common stock on February 17, 2017 was $19.10. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2016 and 2015:

	Price Range		Per Share Dividend
	High	Low
2016
First Quarter	$13.74	$11.48	$0.09
Second Quarter	14.35	12.66	0.10
Third Quarter	14.86	12.91	0.10
Fourth Quarter	19.45	14.04	0.12
2015
First Quarter	$12.68	$11.00	$0.09
Second Quarter	13.52	11.85	0.09
Third Quarter	13.66	11.60	0.09
Fourth Quarter	14.59	11.61	0.11
Restrictions on the Payments of Dividends
The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to it. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in Item 1. "Business;" Item 1A. "Risk Factors - The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments," under "Risks Related to an Investment in the Corporation’s Securities;" and "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about options outstanding under the Corporation’s Amended and Restated Equity and Cash Incentive Compensation Plan and the number of securities remaining available for future issuance under the Corporation's Amended and Restated Equity and Cash Incentive Compensation Plan, the 2011 Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,837,963	$10.98	13,767,305
Equity compensation plans not approved by security holders	—	—	—
Total	2,837,963	$10.98	13,767,305

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,046,296 performance-based restricted stock units ("PSUs"), which is the target number of PSUs that are payable under the Amended and Restated Equity and Cash Incentive Compensation Plan ("Employee

Equity Plan"), though no shares will be issued until achievement of applicable performance goals, and includes 461,484 time-vested restricted stock units ("RSUs") granted under the Employee Equity Plan
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity Plan.
(3) Consists of 11,427,029 shares that may be awarded under the Employee Equity and Cash Incentive Compensation Plan, 370,552 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 1,969,724 of shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2016 as the number of shares to be purchased is indeterminable until the time shares are issued.

Performance Graph
The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of Fulton Financial Corporation during the five-year period ended December 31, 2016, compared with (1) the NASDAQ Bank Index and (2) the Standard and Poor's 500 index ("S&P 500"). The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	Year Ending December 31
Index	2011	2012	2013	2014	2015	2016
Fulton Financial Corporation	$100.00	$100.93	$141.13	$137.10	$148.68	$220.81
S&P 500	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
NASDAQ Bank Index	$100.00	$118.35	$162.04	$193.48	$212.35	$227.80

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2016	2015	2014	2013	2012
SUMMARY OF INCOME
Interest income	$603,100	$583,789	$596,078	$609,689	$647,496
Interest expense	82,328	83,795	81,211	82,495	103,168
Net interest income	520,772	499,994	514,867	527,194	544,328
Provision for credit losses	13,182	2,250	12,500	40,500	94,000
Investment securities gains, net	2,550	9,066	2,041	8,004	3,026
Non-interest income, excluding investment securities gains	187,628	172,773	165,338	179,660	213,386
Loss on redemption of trust preferred securities	—	5,626	—	—	—
Non-interest expense, excluding loss on redemption of trust preferred securities	489,519	474,534	459,246	461,433	449,294
Income before income taxes	208,249	199,423	210,500	212,925	217,446
Income taxes	46,624	49,921	52,606	51,085	57,601
Net income	$161,625	$149,502	$157,894	$161,840	$159,845
PER COMMON SHARE
Net income (basic)	$0.93	$0.85	$0.85	$0.84	$0.80
Net income (diluted)	0.93	0.85	0.84	0.83	0.80
Cash dividends	0.41	0.38	0.34	0.32	0.30
RATIOS
Return on average assets	0.88%	0.86%	0.93%	0.96%	0.98%
Return on average equity	7.69	7.38	7.62	7.88	7.79
Return on average tangible equity (1)	10.30	10.01	10.31	10.76	10.73
Net interest margin	3.18	3.21	3.39	3.50	3.76
Efficiency ratio (1)	67.16	68.61	65.65	63.39	57.61
Dividend payout ratio	44.09	44.71	40.48	38.55	37.50
PERIOD-END BALANCES
Total assets	$18,944,247	$17,914,718	$17,124,767	$16,934,634	$16,533,097
Investment securities	2,559,227	2,484,773	2,323,371	2,568,434	2,721,082
Loans, net of unearned income	14,699,272	13,838,602	13,111,716	12,782,220	12,146,971
Deposits	15,012,864	14,132,317	13,367,506	12,491,186	12,484,163
Short-term borrowings	541,317	497,663	329,719	1,258,629	868,399
FHLB advances and long-term debt	929,403	949,542	1,139,413	883,584	894,253
Shareholders’ equity	2,121,115	2,041,894	1,996,665	2,063,187	2,081,656
AVERAGE BALANCES
Total assets	$18,371,173	$17,406,843	$16,959,507	$16,811,337	$16,257,776
Investment securities	2,469,564	2,347,810	2,485,292	2,715,546	2,724,257
Loans, net of unearned income	14,128,064	13,330,973	12,885,180	12,578,524	11,968,567
Deposits	14,585,545	13,747,113	12,867,663	12,473,184	12,392,580
Short-term borrowings	395,727	323,772	832,839	1,196,323	690,883
FHLB advances and long-term debt	959,142	1,023,972	965,601	889,461	933,727
Shareholders’ equity	2,100,634	2,026,883	2,071,640	2,053,821	2,050,994

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

	2016	2015	2014	2013	2012
	(in thousands, except per share data and percentages)
Return on average tangible equity
Net income	$161,625	$149,502	$157,894	$161,840	$159,845
Plus: Intangible amortization, net of tax	—	161	818	1,584	1,970
Numerator	$161,625	$149,663	$158,712	$163,424	$161,815

Average common shareholders' equity	$2,100,634	$2,026,883	$2,071,640	$2,053,821	$2,050,994
Less: Average goodwill and intangible assets	(531,556)	(531,618)	(532,425)	(534,431)	(542,600)
Average tangible shareholders' equity (denominator)	$1,569,078	$1,495,265	$1,539,215	$1,519,390	$1,508,394

Return on average tangible equity	10.30%	10.01%	10.31%	10.76%	10.73%

Efficiency ratio
Non-interest expense, excluding loss on redemption of trust preferred securities	$489,519	$480,160	$459,246	$461,433	$449,294
Less: Intangible amortization	—	(247)	(1,259)	(2,438)	(3,031)
Less: Loss on redemption of trust preferred securities	—	(5,626)	—	—	—
Numerator	$489,519	$474,287	$457,987	$458,995	$446,263

Net interest income (fully taxable equivalent) (1)	$541,271	$518,464	$532,322	$544,474	$561,190
Plus: Total Non-interest income	190,178	181,839	167,379	187,664	216,412
Less: Investment securities gains, net	(2,550)	(9,066)	(2,041)	(8,004)	(3,026)
Denominator	$728,899	$691,237	$697,660	$724,134	$774,576

Efficiency ratio	67.16%	68.61%	65.65%	63.39%	57.61%

Non-performing assets to tangible equity and allowance for credit losses
Non-performing assets (numerator)	$144,453	$155,913	$150,504	$169,329	$237,199

Tangible equity	$1,589,559	$1,510,338	$1,464,862	$1,530,111	$1,546,093
Plus: Allowance for credit losses	171,325	171,412	185,931	204,917	225,439
Tangible equity and allowance for credit losses (denominator)	$1,760,884	$1,681,750	$1,650,793	$1,735,028	$1,771,532
Non-performing assets to tangible common shareholders' equity and allowance for credit losses	8.20%	9.27%	9.12%	9.76%	13.39%

(1) Presented on a fully taxable equivalent basis, using a 35% Federal tax rate and statutory interest expense disallowances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("Management’s Discussion") relates to Fulton Financial Corporation (the "Corporation"), a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the Corporation’s ability to manage liquidity, both at the holding company level and at its bank subsidiaries;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

•	the potential for negative consequences from regulatory violations and investigations, including potential supervisory actions and the assessment of fines and penalties;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement orders applicable to the Corporation and its bank subsidiaries by federal and state bank regulatory agencies requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

•	the Corporation’s ability to manage the uncertainty associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	the effects of, and uncertainty surrounding, potential changes in legislation, regulation and government policy as a result of the recent change in federal administration;

•	the effects of negative publicity on the Corporation’s reputation;

•	the effects of adverse outcomes in litigation and governmental or administrative proceedings;

•	the potential to incur losses in connection with repurchase and indemnification payments related to sold loans;

•	the Corporation’s ability to successfully transform its business model;

•	the Corporation’s ability to achieve its growth plans;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the effects of changes in accounting policies, standards, and interpretations on the Corporation's financial condition and results of operations;

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

OVERVIEW

The Corporation is a financial holding company comprised of six wholly owned banking subsidiaries which provide a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses on loans, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2016	2015
Net income (in thousands)	$161,625	$149,502
Diluted net income per share	$0.93	$0.85
Return on average assets	0.88%	0.86%
Return on average equity	7.69%	7.38%
Return on average tangible equity (1)	10.30%	10.01%
Net interest margin (2)	3.18%	3.21%
Efficiency ratio (1)	67.16%	68.61%
Non-performing assets to total assets	0.76%	0.87%
Annualized net charge-offs to average loans	0.09%	0.13%

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

Following is a summary of the financial highlights for the year ended December 31, 2016.

•
Net Income Per Share Growth - Diluted net income per share increased $0.08, or 9.4%, to $0.93 per diluted share, compared to $0.85 in 2015. This increase was due to an increase in net income of $12.1 million, or 8.1%, and a 2.4 million, or 1.3%, decrease in weighted average diluted shares outstanding in comparison to 2015. The increase in net income was driven by a $20.8 million, or 4.2%, increase in net interest income and a $14.9 million, or 8.6%, increase in non-interest income, excluding investment securities gains, partially offset by a $10.9 million increase in the provision for credit losses, a $9.4 million, or 1.9%, increase in non-interest expense and a $6.5 million, or 71.9%, decrease in investment securities gains.

•
Net Interest Income Growth - The $20.8 million increase in net interest income resulted from the impact of growth in interest-earning assets, partially offset by the impact of a lower net interest margin.

◦
Net Interest Margin - For the year ended December 31, 2016, the net interest margin decreased 3 basis points, or 0.9%, in comparison to 2015, driven by a 7 basis point decrease in yields on interest-earning assets, partially offset by a 4 basis point decrease in the cost of interest-bearing liabilities.

◦
Loan Growth - Average loans increased $797.1 million, or 6.0%, in comparison to 2015, with notable increases in commercial mortgages, commercial - industrial, financial and agricultural, and construction loans. The Corporation's loan growth occurred throughout most of its markets.

◦
Deposit Growth - Average deposits increased $838.4 million, or 6.1%, in comparison to 2015. The increase was the result of growth in demand and savings accounts, partially offset by a decrease in time deposits. Average deposit growth outpaced loan growth, which enhanced the Corporation's funding position. At December 31, 2016, the loan-to-deposit ratio was 97.9%, which was relatively flat compared to December 31, 2015.

•
Asset Quality - Overall asset quality continued to improve in 2016, with decreases in net charge-offs, non-performing loans and overall delinquency levels. The $10.9 million increase in the provision for credit losses to $13.2 million for the year ended December 31, 2016 was primarily driven by growth in the loan portfolio.

•
Non-Interest Income - Non-interest income, excluding securities gains, increased $14.9 million, or 8.6%, in comparison to 2015, primarily driven by a $7.5 million, or 17.0%, increase in other service charges and fees.

•
Non-Interest Expense - Non-interest expense increased $9.4 million, or 1.9%, in comparison to 2015, driven largely by a $22.5 million, or 8.6%, increase in salaries and employee benefits and a $2.3 million, or 6.6% increase in software and data processing expense. These increases were partially offset by decreases in other expense categories, as discussed in the "Non-Interest Expense" section.

•
Income Taxes - Income tax expense for 2016 reflected an effective tax rate ("ETR") of 22.4%, as compared to 25.0% for 2015.  The decrease in the ETR resulted from increases in tax credit investments and related net tax credits earned and tax-exempt income.

CRITICAL ACCOUNTING POLICIES
The following is a summary of those accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, as they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain. See additional information regarding these critical accounting policies in "Note 1 - Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
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
The Corporation’s allowance for loan losses includes: 1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification ("FASB ASC") Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20.
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

•
Proper measurement of allowance needs for pools of loans measured for impairment under FASB ASC Subtopic 450-20. For loan loss allocation purposes, loans are segmented into pools with similar characteristics. These pools are established by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, net of unearned income," within "Note 4 -Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

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

For additional details related to the allowance for credit losses, see "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
Goodwill - Goodwill recorded in connection with acquisitions is not amortized to expense, but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. The Corporation completes its annual goodwill impairment test as of October 31st of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill through an impairment charge to non-interest expense is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.
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
For additional details related to the annual goodwill impairment test, see "Note 6 - Goodwill and Intangible Assets," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
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

On a periodic basis, the Corporation evaluates its income tax positions based on tax laws, regulations and financial reporting considerations, and records adjustments as appropriate. Recognition and measurement of tax positions is based upon management’s evaluations of current taxing authorities’ examinations of the Corporation’s tax returns, recent positions taken by the taxing authorities on similar transactions and the overall tax environment.

For additional details see "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
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

The determination of fair value for assets categorized as Level 3 items involves a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The Corporation's Level 3 assets include available for sale debt securities in the form of pooled trust preferred securities, certain single-issuer trust preferred securities issued by financial institutions and auction rate securities. The Corporation also categorizes impaired loans, net of allowance allocations, other real estate owned ("OREO") and mortgage servicing rights as Level 3 assets measured at fair value on a non-recurring basis.

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

For additional details see "Note 18 - Fair Value Measurements," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for the disclosures required by FASB ASC Topic 820.

New Accounting Standards

For a description of new accounting standards issued, but not yet adopted by the Corporation, see "New Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

The following table provides a comparative average balance sheet and net interest income analysis for 2016 compared to 2015 and 2014. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2016			2015			2014
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$14,128,064	$558,472	3.95%	$13,330,973	$537,979	4.04%	$12,885,180	$542,540	4.21%
Taxable investment securities (3)	2,128,497	44,975	2.11	2,093,829	45,279	2.16	2,189,510	50,651	2.31
Tax-exempt investment securities (3)	327,098	14,865	4.54	230,633	12,120	5.26	261,825	13,810	5.27
Equity securities (3)	13,969	780	5.58	23,348	1,295	5.54	33,957	1,728	5.09
Total investment securities	2,469,564	60,620	2.45	2,347,810	58,694	2.50	2,485,292	66,189	2.66
Loans held for sale	19,697	728	3.70	19,937	801	4.02	17,524	786	4.49
Other interest-earning assets	407,471	3,779	0.93	447,354	4,785	1.07	314,345	4,018	1.28
Total interest-earning assets	17,024,796	623,599	3.66	16,146,074	602,259	3.73	15,702,341	613,533	3.91
Noninterest-earning assets:
Cash and due from banks	104,772			105,359			177,664
Premises and equipment	227,047			226,436			224,903
Other assets (3)	1,179,437			1,103,427			1,049,765
Less: Allowance for loan losses	(164,879)			(174,453)			(195,166)
Total Assets	$18,371,173			$17,406,843			$16,959,507
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,552,886	$6,654	0.19%	$3,255,192	$4,299	0.13%	$3,013,879	$3,793	0.13%
Savings deposits	4,054,970	7,981	0.20	3,677,079	5,435	0.15	3,431,957	4,298	0.13
Time deposits	2,825,722	30,058	1.06	2,988,648	30,748	1.03	2,992,920	27,019	0.90
Total interest-bearing deposits	10,433,578	44,693	0.43	9,920,919	40,482	0.41	9,438,756	35,110	0.37
Short-term borrowings	395,727	855	0.21	323,772	372	0.11	832,839	1,608	0.19
Long-term debt	959,142	36,780	3.83	1,023,972	42,941	4.19	965,601	44,493	4.61
Total interest-bearing liabilities	11,788,447	82,328	0.70	11,268,663	83,795	0.74	11,237,196	81,211	0.72
Noninterest-bearing liabilities:
Demand deposits	4,151,967			3,826,194			3,428,907
Other	330,125			285,103			221,764
Total Liabilities	16,270,539			15,379,960			14,887,867
Shareholders’ equity	2,100,634			2,026,883			2,071,640
Total Liabilities and Shareholders' Equity	$18,371,173			$17,406,843			$16,959,507
Net interest income/net interest margin (FTE)		541,271	3.18%		518,464	3.21%		532,322	3.39%
Tax equivalent adjustment		(20,499)			(18,470)			(17,455)
Net interest income		$520,772			$499,994			$514,867
(1)Includes dividends earned on equity securities.
(2)Includes non-performing loans.
(3)Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2016 vs. 2015 Increase (decrease) due to change in			2015 vs. 2014 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$31,676	$(11,183)	$20,493	$18,147	$(22,708)	$(4,561)
Taxable investment securities	743	(1,047)	(304)	(2,134)	(3,238)	(5,372)
Tax-exempt investment securities	4,551	(1,806)	2,745	(646)	(1,044)	(1,690)
Equity securities	(524)	10	(514)	(577)	143	(434)
Loans held for sale	(10)	(63)	(73)	102	(87)	15
Other interest-earning assets	(404)	(603)	(1,007)	1,500	(732)	768
Total interest income	$36,032	$(14,692)	$21,340	$16,392	$(27,666)	$(11,274)
Interest expense on:
Demand deposits	$423	$1,932	$2,355	$359	$147	$506
Savings deposits	603	1,943	2,546	302	835	1,137
Time deposits	(1,711)	1,021	(690)	(39)	3,768	3,729
Short-term borrowings	106	377	483	(725)	(511)	(1,236)
Long-term debt	(2,620)	(3,541)	(6,161)	2,607	(4,159)	(1,552)
Total interest expense	$(3,199)	$1,732	$(1,467)	$2,504	$80	$2,584

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2016 to 2015

FTE net interest income increased $22.8 million, or 4.4%, to $541.3 million in 2016. Net interest margin decreased 3 basis points, or 0.9%, to 3.18% in 2016 from 3.21% in 2015.

As summarized above, FTE interest income increased $36.0 million as the result of an $878.7 million, or 5.4%, increase in average interest-earning assets. This increase was partially offset by a $14.7 million decrease resulting from a 7 basis point decline in average yields on interest earning assets.

Average loans and average FTE yields, by type, are summarized in the following table:

	2016		2015		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$5,636,696	3.98%	$5,246,054	4.13%	$390,642	7.4%
Commercial - industrial, financial and agricultural	4,080,854	3.78	3,882,998	3.80	197,856	5.1
Real estate - home equity	1,651,112	4.08	1,700,851	4.10	(49,739)	(2.9)
Real estate - residential mortgage	1,464,744	3.77	1,371,321	3.81	93,423	6.8
Real estate - construction	824,182	3.79	726,914	3.88	97,268	13.4
Consumer	276,792	5.36	265,688	5.57	11,104	4.2
Leasing and other	193,684	5.83	137,147	6.76	56,537	41.2
Total	$14,128,064	3.95%	$13,330,973	4.04%	$797,091	6.0%

Average loans increased $797.1 million, or 6.0%, which contributed $31.7 million to the increase in FTE interest income. This increase was partially offset by an $11.2 million decrease in FTE interest income as a result of a 9 basis point, or 2.2%, decline in the average yield on the loan portfolio. The increase in average loans was driven largely by growth in the commercial mortgage, commercial loan, construction, residential mortgage and leasing portfolios. The commercial mortgage growth was realized in all geographic markets, but largely in Pennsylvania. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.

Average investment securities increased $121.8 million, or 5.2%, in comparison to 2015. The average yield on investment securities decreased 5 basis points, or 2.0%, to 2.45% in 2016 from 2.50% in 2015. Other interest earning assets decreased $39.9 million, or 8.9%.

Interest expense decreased $1.5 million, or 1.8%, to $82.3 million in 2016 from $83.8 million in 2015, despite an increase in total average interest-bearing liabilities of $519.8 million, or 4.6%, compared to 2015. The impact of the increase in average balances of interest-bearing liabilities was more than offset by a 4 basis point decrease in the average cost of these interest-bearing liabilities. This decrease resulted from a shift in funding mix that was more concentrated in lower-cost deposits and short-term borrowings, as well as the impact of long-term debt refinancing activities.

Average deposits and interest rates, by type, are summarized in the following table:

	2016		2015		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,151,967	—%	$3,826,194	—%	$325,773	8.5%
Interest-bearing demand	3,552,886	0.19	3,255,192	0.13	297,694	9.1
Savings and money market accounts	4,054,970	0.20	3,677,079	0.15	377,891	10.3
Total demand and savings	11,759,823	0.12	10,758,465	0.09	1,001,358	9.3
Time deposits	2,825,722	1.06	2,988,648	1.03	(162,926)	(5.5)
Total deposits	$14,585,545	0.31%	$13,747,113	0.29%	$838,432	6.1%

The $1.0 billion, or 9.3%, increase in average total demand and savings account balances was primarily due to a $500.8 million, or 10.1%, increase in personal account balances, a $342.1 million, or 8.7%, increase in business account balances, and a $159.4 million, or 8.6%, increase in state and municipal account balances.

The average cost of interest-bearing deposits increased 2 basis points, or 4.9%, to 0.43% in 2016 from 0.41% in 2015, primarily due to an increase in the rates on all interest-bearing deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	2016		2015		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$184,978	0.11%	$161,093	0.10%	$23,885	14.8%
Customer short-term promissory notes	72,224	0.03	81,530	0.02	(9,306)	(11.4)
Total short-term customer funding	257,202	0.09	242,623	0.07	14,579	6.0
Federal funds purchased	127,604	0.45	65,779	0.21	61,825	94.0
Short-term FHLB advances (1)	10,921	0.43	15,370	0.33	(4,449)	(28.9)
Total short-term borrowings	395,727	0.21	323,772	0.11	71,955	22.2
Long-term debt:
FHLB Advances	597,211	3.12	622,978	3.43	(25,767)	(4.1)
Other long-term debt	361,931	5.01	400,994	5.38	(39,063)	(9.7)
Total long-term debt	959,142	3.83	1,023,972	4.19	(64,830)	(6.3)
Total	$1,354,869	2.78%	$1,347,744	3.21%	$7,125	0.5%

(1) Represents FHLB advances with an original maturity term of less than one year.

Total average short-term borrowings increased $72.0 million, or 22.2%, primarily due to an increase in Federal funds purchased. Total long-term debt decreased $64.8 million as the result of maturing FHLB advances and the maturity of $100.0 million of subordinated debt in April 2015.

The cost of average short-term borrowings increased 10 basis points, to 0.21% in 2016, largely due to the Federal Reserve System (FRB) increasing the Federal funds interest rate by 25 basis points in December 2015. The cost of average long-term debt decreased 36 basis points, to 3.83% in 2016, as the result of certain refinancing activities for FHLB advances and other long-term debt.

In June 2015, the Corporation issued $150 million of subordinated debt at an effective rate of 4.69%. The proceeds of this issuance were used to redeem $150 million of trust preferred securities, with an effective rate of 6.52%, in July 2015.

In the third quarter of 2015, the Corporation executed two transactions to restructure its long-term FHLB advances. First, $200 million of FHLB advances, with a weighted average rate of 4.45% and maturing in the first quarter of 2017, were refinanced with new advances maturing from September 2019 to December 2020, at a weighted average rate of 2.95%. This transaction reduced interest expense on a quarterly basis by approximately $750,000, beginning in the fourth quarter of 2015. Second, forward agreements were executed to refinance an additional $200 million of FHLB advances which matured in December 2016. These forward agreements have maturity dates from March 2021 to December 2021 and will reduce the weighted average rate on these advances from 4.03% to 2.40% and decrease interest expense on a quarterly basis by approximately $800,000 beginning in the first quarter of 2017.

Comparison of 2015 to 2014

FTE net interest income decreased $13.9 million, or 2.6%, to $518.5 million in 2015. The net interest margin decreased 18 basis points, or 5.3%, to 3.21% in 2014 from 3.39% in 2014.

FTE interest income decreased $11.3 million, or 1.8%, as average yields on interest-earning assets decreased 18 basis points. This decrease in yields resulted in a $27.7 million decrease in FTE interest income, partially offset by a $16.4 million increase in FTE interest income as a result of a $443.7 million, or 2.8%, increase in average interest-earning assets.

Average loans and average FTE yields, by type, are summarized in the following table:

	2015		2014		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$5,246,054	4.13%	$5,117,433	4.38%	$128,621	2.5%
Commercial - industrial, financial and agricultural	3,882,998	3.80%	3,659,059	3.94	223,939	6.1
Real estate - home equity	1,700,851	4.10%	1,738,449	4.17	(37,598)	(2.2)
Real estate - residential mortgage	1,371,321	3.81%	1,355,876	3.95	15,445	1.1
Real estate - construction	726,914	3.88%	631,968	4.04	94,946	15.0
Consumer	265,688	5.57%	277,853	5.11	(12,165)	(4.4)
Leasing and other	137,147	6.76%	104,542	8.40	32,605	31.2
Total	$13,330,973	4.04%	$12,885,180	4.21%	$445,793	3.5%

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

Average investment securities decreased $137.5 million, or 5.5%, in comparison to 2014, as portfolio cash flows were not fully reinvested. The average yield on investment securities decreased 16 basis points, or 6.0%, to 2.50% in 2015 from 2.66% in 2014. Other interest-earning assets increased $133.0 million, or 42.3%. During the fourth quarter of 2014, the Corporation changed providers for check clearing services to the Federal Reserve Bank of Philadelphia, resulting in the transfer of clearing account balances from noninterest earning assets to low-yielding interest-bearing Federal Reserve Bank accounts, which contributed to the 21 basis points, or 16.4%, decrease in the average yield on other interest-earning assets.

Interest expense increased $2.6 million, or 3.2%, to $83.8 million in 2015 from $81.2 million in 2014, mainly due to a change in funding mix from lower-cost short-term Federal funds purchased and short-term FHLB advances to higher-cost deposits and long-term FHLB advances. As a result of these funding changes, the total cost of interest-bearing liabilities increased 2 basis points. Total interest-bearing liabilities increased $31.5 million, or 0.3%. Additional funding to support the increase in interest-earning assets was provided by a $397.3 million, or 11.6%, increase in noninterest-bearing demand deposits.

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

The $883.7 million, or 8.9%, increase in average total demand and savings account balances was primarily due to a $410.6 million, or 11.7%, increase in business account balances, a $315.5 million, or 6.8%, increase in personal account balances, and a $157.6 million, or 9.3%, increase in state and municipal account balances.

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

Total short-term borrowings decreased $509.1 million, or 61.1%, due to an improvement in the Corporation's funding position as increases in average deposits and decreases in average investments outpaced the growth in average interest-earning assets. The $58.4 million increase in long-term debt was primarily due to additional long-term FHLB advances. The average cost of total borrowings increased 65 basis points, or 25.4%, to 3.21% in 2015 from 2.56% in 2014, primarily due to the change in funding mix. While total borrowings decreased $450.7 million, or 25.1%, the percentage of lower-cost short-term borrowings decreased from 46.3% of the total in 2014 to 24.0% in 2015. This change in the funding mix resulted from the improvement in the Corporation's overall liquidity position and the shift from short-term borrowings to deposits. See the discussion of long-term debt refinancing activities in the "Comparison of 2016 to 2015" section.

Provision for Credit Losses

The provision for credit losses was $13.2 million in 2016, an increase of $10.9 million in comparison to 2015. The provision for credit losses for 2015 was $2.3 million, a decrease of $10.3 million in comparison to 2014.

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

Non-Interest Income and Expense
Comparison of 2016 to 2015
Non-Interest Income
The following table presents the components of non-interest income for 2016 and 2015:

			Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$22,175	$21,500	$675	3.1%
Cash management fees	14,183	13,342	841	6.3
Other	14,988	15,255	(267)	(1.8)
Total service charges on deposit accounts	51,346	50,097	1,249	2.5
Other service charges and fees:
Merchant fees	16,136	15,037	1,099	7.3
Commercial loan interest rate swap fees	11,560	5,518	6,042	109.5
Debit card income	11,236	10,748	488	4.5
Letter of credit fees	4,504	4,809	(305)	(6.3)
Foreign currency processing income	1,555	1,436	119	8.3
Other	6,482	6,444	38	0.6
Total other service charges and fees	51,473	43,992	7,481	17.0
Investment management and trust services	45,270	44,056	1,214	2.8
Mortgage banking income:
Gain on sales of mortgage loans	15,685	13,264	2,421	18.3
Mortgage servicing income	3,730	4,944	(1,214)	(24.6)
Total mortgage banking income	19,415	18,208	1,207	6.6
Other non-interest income:
Credit card income	10,252	9,638	614	6.4
SBA loan sale gains	2,273	458	1,815	N/M
Other income	7,599	6,324	1,275	20.2
Total other income	20,124	16,420	3,704	22.6
Total, excluding investment securities gains	187,628	172,773	14,855	8.6
Investment securities gains	2,550	9,066	(6,516)	(71.9)
Total	$190,178	$181,839	$8,339	4.6%
N/M - Not meaningful

The $675,000, or 3.1%, increase in overdraft fee income during the year ended December 31, 2016, in comparison to the same period in 2015, consisted of a $461,000 increase in fees assessed on personal accounts and a $214,000 increase in fees assessed on commercial accounts, due to higher volumes. Cash management fees increased $841,000, or 6.3%, compared to 2015 due to higher transaction volumes and fee increases implemented in 2016.

The $1.1 million, or 7.3%, increase in merchant fee income, the $488,000, or 4.5%, increase in debit card income and the $614,000, or 6.4%, increase in credit card income were all due to increases in the volumes of transactions in comparison to 2015.

The $6.0 million increase in commercial loan interest rate swap fees was due to growth in commercial loans and the attractiveness of interest rate swaps in the current rate environment, whereby borrowers executed swaps to lock in fixed rates, while the Corporation continues to earn a floating rate. See "Note 10 - Derivative Financial Instruments," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional details.

The $1.2 million, or 2.8%, increase in investment management and trust services income reflected a $1.6 million, or 6.4%, increase in trust commissions and money market income, partially offset by a $355,000, or 1.8%, decrease in brokerage fees. The increase in trust commission income was driven by a 9.3% in increase assets under management, as well as improvements in market values of existing assets.

Gains on sales of mortgage loans increased $2.4 million, or 18.3%, due to a 23.7% increase in pricing spreads compared to the prior year, partially offset by a $43.3 million, or 4.4%, decrease in new loan volumes. Mortgage servicing income decreased $1.2 million, or 24.6%, mainly due to a $1.3 million net valuation allowance recognized in 2016. See "Note 7 - Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional details regarding the impairment charge.

Gains on sales of SBA loans increased $1.8 million compared to 2015. Other income increased $1.3 million, or 20.2%, due mainly to an increase in the cash surrender value of insurance contracts on directors and employees.

Gains on sales of investment securities decreased $6.5 million compared to 2015. See "Note 3 - Investment Securities," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional details.

Non-Interest Expense
The following table presents the components of non-interest expense for 2016 and 2015:

			Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Salaries and employee benefits	$283,353	$260,832	$22,521	8.6%
Net occupancy expense	47,611	47,777	(166)	(0.3)
Other outside services	23,883	27,785	(3,902)	(14.0)
Data processing	20,016	19,894	122	0.6
Software	16,903	14,746	2,157	14.6
Equipment expense	12,788	14,514	(1,726)	(11.9)
Professional fees	11,004	11,244	(240)	(2.1)
Supplies and postage	10,292	10,202	90	0.9
FDIC insurance	9,767	11,470	(1,703)	(14.8)
Marketing	7,044	7,324	(280)	(3.8)
Telecommunications	5,702	6,350	(648)	(10.2)
Operating risk loss	2,815	3,624	(809)	(22.3)
OREO and repossession expense	1,926	3,630	(1,704)	(46.9)
Loss on redemption of trust preferred securities	—	5,626	(5,626)	N/M
Intangible amortization	—	247	(247)	(100.0)
Other	36,415	34,895	1,520	4.4
Total	$489,519	$480,160	$9,359	1.9%
N/M - Not meaningful

The $22.5 million, or 8.6%, increase in salaries and employee benefits during the year ended December 31, 2016 was primarily driven by an $18.8 million, or 8.6%, increase in salaries, resulting from higher average salaries per full-time equivalent employee, normal merit increases and an increase in incentive compensation. The average number of full-time equivalent employees increased to 3,490 for the year ended December 31, 2016, compared to 3,460 for the year ended December 31, 2015. Benefits expenses increased $3.7 million, or 8.9%, due to an increase in health care expense, employer contributions to the Corporation's 401(k) retirement plan, defined benefit plan expense, employee education and other employee benefits.

The $3.9 million, or 14.0%, decrease in other outside services in comparison to 2015 was due to lower expenses associated with the Corporation's BSA/AML compliance program remediation efforts, and lower costs for information technology and human resources initiatives.

The $2.2 million, or 14.6%, increase in software resulted from investments in technology, which are reflected in higher amortization, as well as increases in maintenance costs.

Equipment expense decreased $1.7 million, or 11.9%, primarily due to lower depreciation expense, as certain assets became fully depreciated. FDIC insurance expense decreased $1.7 million, or 14.8%, due to a reduction in the assessment rate beginning in the the third quarter of 2016. Other real estate owned and repossession expense decreased $1.7 million, or 46.9%, when compared to 2015, due to lower holding costs and an increase in net gains on sales. This expense category can experience volatility from period to period based on the timing of foreclosures and sales of properties and payments of expenses.

In July 2015, the Corporation redeemed $150.0 million of TruPS. In connection with this redemption, a loss of $5.6 million was recognized as a component of non-interest expense with no comparable expense in 2016.

Other non-interest expense increased $1.5 million mainly as a result of $1.8 million of property write downs related to a branch closure and the reconfiguration of a building as part of a long-term facilities plan.

Comparison of 2015 to 2014

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2015	2014	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$21,500	$22,145	$(645)	(2.9)%
Cash management fees	13,342	12,709	633	5.0
Other	15,255	14,439	816	5.7
Total service charges on deposit accounts	50,097	49,293	804	1.6
Other service charges and fees:
Merchant fees	15,037	13,826	1,211	8.8
Debit card income	10,748	9,948	800	8.0
Commercial loan interest rate swap fees	5,518	3,615	1,903	52.6
Letter of credit fees	4,809	4,563	246	5.4
Foreign currency processing income	1,436	1,248	188	15.1
Other	6,444	6,696	(252)	(3.8)
Total other service charges and fees	43,992	39,896	4,096	10.3
Investment management and trust services	44,056	44,605	(549)	(1.2)
Mortgage banking income:
Gain on sales of mortgage loans	13,264	10,063	3,201	31.8
Mortgage servicing income	4,944	7,044	(2,100)	(29.8)
Total mortgage banking income	18,208	17,107	1,101	6.4
Other non-interest income:
Credit card income	9,638	9,177	461	5.0
Other income	6,782	5,260	1,522	28.9
Total other income	16,420	14,437	1,983	13.7
Total, excluding investment securities gains	172,773	165,338	7,435	4.5
Investment securities gains	9,066	2,041	7,025	344.2
Total	$181,839	$167,379	$14,460	8.6%

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

The $1.2 million, or 8.8%, increase in merchant fee income, the $800,000, or 8.0%, increase in debit card income and the $461,000, or 5.0%, increase in credit card income were largely driven by higher transaction volumes. Commercial interest rate swap fees increased $1.9 million, or 52.6%, due to higher commercial loan origination volumes.

Gains on sales of mortgage loans increased $3.2 million, or 31.8%, due to a $136.4 million, or 16.1%, increase in new loan commitments and a 13.5% increase in pricing spreads compared to 2014. The increase in new loan commitments was largely in refinancing volumes, which were $479.2 million, or 48.7%, of total new loan commitments in 2015 compared to $277.5 million, or 32.7%, in 2014. Mortgage servicing income decreased $2.1 million, or 29.8%, due to an increase in amortization of mortgage servicing rights ("MSRs"), as prepayments increased when compared to 2014.

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
The $647,000, or 15.1%, decrease in operating risk loss was due to a $1.3 million decrease in check card fraud losses, partially offset by an $817,000 increase in losses associated with previously sold residential mortgages. See "Note 17 - Commitments and Contingencies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional details related to repurchases of previously sold residential mortgages.

Intangible amortization decreased $1.0 million, as core deposit intangible assets recognized from previous acquisitions were largely amortized and net book values were approaching $0.
In July 2015, the Corporation redeemed $150.0 million of TruPS. In connection with this redemption, a loss of $5.6 million, consisting of the remaining unamortized issuance and hedge costs, was recognized as a component of non-interest expense.

Income Taxes

Income tax expense for 2016 was $46.6 million, a decrease of $3.3 million, or 6.6%, from 2015, primarily as a result of an increase in tax credit investments and tax-exempt income, partially offset by the 4.4% increase in income before income taxes. Income tax expense for 2015 decreased $2.7 million, or 5.1%, from 2014. The Corporation’s effective tax rate (income taxes as a percentage of income before income taxes) was 22.4% in 2016 and 25.0% in both 2015 and 2014.

The Corporation’s effective tax rates are lower than the 35% federal statutory rate due mainly to investments in tax-free state and municipal securities and federal tax credits earned from investments in certain community development projects that generate tax credits under various Federal programs ("Tax Credit Investments"), partially offset by the impact of state income taxes. Net credits associated with Tax Credit Investments were $14.6 million in 2016 and $10.4 million in both 2015 and 2014.

For additional information regarding income taxes, see "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets.

	December 31		Increase (decrease)
	2016	2015	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$118,763	$101,120	$17,643	17.4%
Other interest-earning assets	291,252	292,516	(1,264)	(0.4)
Loans held for sale	28,697	16,886	11,811	69.9
Investment securities	2,559,227	2,484,773	74,454	3.0
Loans, net of allowance	14,530,593	13,669,548	861,045	6.3
Premises and equipment	217,806	225,535	(7,729)	(3.4)
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	666,353	592,784	73,569	12.4
Total Assets	$18,944,247	$17,914,718	$1,029,529	5.7%
Liabilities and Shareholders’ Equity
Deposits	$15,012,864	$14,132,317	$880,547	6.2%
Short-term borrowings	541,317	497,663	43,654	8.8
Long-term debt	929,403	949,542	(20,139)	(2.1)
Other liabilities	339,548	293,302	46,246	15.8
Total Liabilities	16,823,132	15,872,824	950,308	6.0
Total Shareholders’ Equity	2,121,115	2,041,894	79,221	3.9
Total Liabilities and Shareholders’ Equity	$18,944,247	$17,914,718	$1,029,529	5.7%

Investment Securities
The following table presents the carrying amount of investment securities, which were all classified as available for sale, as of December 31:

	2016	2015	2014
	(in thousands)
U.S. Government securities	$—	$—	$200
U.S. Government sponsored agency securities	134	25,136	214
State and municipal	391,641	262,765	245,215
Corporate debt securities	109,409	96,955	98,034
Collateralized mortgage obligations	593,860	821,509	902,313
Mortgage-backed securities	1,342,401	1,158,835	928,831
Auction rate securities	97,256	98,059	100,941
Total debt securities	2,534,701	2,463,259	2,275,748
Equity securities	24,526	21,514	47,623
Total	$2,559,227	$2,484,773	$2,323,371
Total investment securities increased $74.5 million, or 3.0%, to $2.6 billion at December 31, 2016, mainly in mortgage-backed securities and state and municipal securities, partially offset by a decrease in collateralized mortgage obligations. Collateralized mortgage obligations decreased $227.6 million, or 27.7%, as the Corporation reduced its holdings in lower coupon investments due to volatility in market pricing. The $3.0 million, or 14.0%, increase in equity securities reflects an increase in unrealized gains on financial institutions stocks. The net pre-tax unrealized loss on available for sale investment securities was $35.0 million as of December 31, 2016, compared to a $9.3 million net pre-tax unrealized loss as of December 31, 2015. The change was due to an increase in market interest rates, which resulted in lower fair values for debt securities, including collateralized mortgage obligations and mortgage-backed securities.

Loans
The following table presents loans outstanding, by type, as of the dates shown, and the changes in balances for the most recent year:

	December 31					2016 vs. 2015 Increase (Decrease)
	2016	2015	2014	2013	2012	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,018,582	$5,462,330	$5,197,155	$5,101,922	$4,664,426	$556,252	10.2%
Commercial – industrial, financial and agricultural	4,087,486	4,088,962	3,725,567	3,628,420	3,612,065	(1,476)	—
Real estate – home equity	1,625,115	1,684,439	1,736,688	1,764,197	1,632,390	(59,324)	(3.5)
Real estate – residential mortgage	1,601,994	1,376,160	1,377,068	1,337,380	1,257,432	225,834	16.4
Real estate – construction	843,649	799,988	690,601	573,672	584,118	43,661	5.5
Consumer	291,470	268,588	265,431	283,124	309,864	22,882	8.5
Leasing, other and overdrafts	250,366	173,651	131,583	103,301	93,914	76,715	44.2
Gross loans	14,718,662	13,854,118	13,124,093	12,792,016	12,154,209	864,544	6.2
Unearned income	(19,390)	(15,516)	(12,377)	(9,796)	(7,238)	(3,874)	25.0
Loans, net of unearned income	$14,699,272	$13,838,602	$13,111,716	$12,782,220	$12,146,971	$860,670	6.2%
The Corporation does not have a concentration of credit risk with any single borrower, industry or geographic location within its footprint. Approximately $6.9 billion, or 46.7%, of the loan portfolio was in commercial mortgage and construction loans as of December 31, 2016. As of December 31, 2016, the Corporation's policies limit the maximum total lending commitment to an individual borrower to $50.0 million. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of December 31, 2016, the Corporation had 122 relationships with total borrowing commitments between $20.0 million and $50.0 million.

Commercial mortgage loans increased $556.3 million, or 10.2%, in comparison to December 31, 2015 across all markets, but primarily in Pennsylvania. Residential mortgages increased $225.8 million, or 16.4%, across all markets, except Delaware. The increase in residential mortgages resulted from a strategic decision to originate and retain certain jumbo mortgage loans and loans that enhance the Corporation's compliance with Community Reinvestment Act requirements.

The following table summarizes the industry concentrations within the commercial loan portfolio as of December 31:

	2016	2015
Services	21.8%	22.6%
Retail	15.1	8.3
Health care	10.5	10.6
Manufacturing	9.2	11.3
Construction (1)	9.0	9.7
Wholesale	7.0	8.0
Real estate (2)	6.7	7.3
Agriculture	5.0	5.1
Arts and entertainment	2.6	2.8
Transportation	2.3	2.7
Financial services	2.1	1.7
Other	8.7	9.9
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20 million that are shared by three or more banks. The Corporation only participates in shared national credits to borrowers located in its geographic markets. Below is a summary of the Corporation's outstanding purchased shared national credits as of December 31:

	2016	2015
	(in thousands)
Commercial - industrial, financial and agricultural	$155,353	$152,830
Real estate - commercial mortgage	81,573	96,219
Total	$236,926	$249,049
Total shared national credits decreased $12.1 million, or 4.9%, in comparison to 2015. As of December 31, 2016, none of the shared national credits were past due.

Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate.

The following table presents outstanding construction loans and delinquency rates, by class segment, as of December 31:

	2016			2015
	$	Delinquency Rate	% of Total	$	Delinquency Rate	% of Total
	(dollars in thousands)
Commercial	$644,490	0.2%	76.4%	$559,991	0.2%	70.0%
Commercial - residential	142,189	6.0	16.9	179,303	7.3	22.4
Other	56,970	1.9	6.7	60,694	1.1	7.6
Total Real estate - construction	$843,649	1.3%	100.0%	$799,988	1.8%	100.0%

Construction loans increased $43.7 million, or 5.5%, as a result of growth in commercial construction loans, partially offset by a decrease in residential construction loans. Geographically, the increase occurred in the Maryland ($30.7 million, or 49.1%), Pennsylvania ($15.3 million, or 3.2%) and Delaware ($9.7 million, or 22%) markets, partially offset by decreases in the New Jersey ($7.7 million, or 4.9%) and Virginia ($4.3 million, or 7.2%) markets.

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s loan loss experience follows:

	2016	2015	2014	2013	2012
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$14,699,272	$13,838,602	$13,111,716	$12,782,220	$12,146,971
Daily average balance of loans, net of unearned income	$14,128,064	$13,330,973	$12,885,180	$12,578,524	$11,968,567
Balance of allowance for credit losses at beginning of year	$171,412	$185,931	$204,917	$225,439	$258,177
Loans charged off:
Commercial – industrial, financial and agricultural	15,276	15,639	24,516	30,383	41,868
Real estate - home equity and consumer	7,712	5,831	7,811	10,070	13,470
Real estate – commercial mortgage	3,580	4,218	6,004	20,829	51,988
Real estate – residential mortgage	2,326	3,612	2,918	9,705	4,509
Real estate – construction	1,218	201	1,209	6,572	26,250
Leasing, other and overdrafts	3,815	2,656	2,135	2,653	2,281
Total loans charged off	33,927	32,157	44,593	80,212	140,366
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	8,981	5,264	4,256	9,281	4,282
Real estate - home equity and consumer	2,466	2,492	2,347	2,378	1,811
Real estate – commercial mortgage	3,373	2,801	1,960	3,494	3,371
Real estate – residential mortgage	1,072	1,322	451	548	459
Real estate – construction	3,924	2,824	3,177	2,682	2,814
Leasing, other and overdrafts	842	685	916	807	891
Total recoveries	20,658	15,388	13,107	19,190	13,628
Net loans charged off	13,269	16,769	31,486	61,022	126,738
Provision for credit losses	13,182	2,250	12,500	40,500	94,000
Balance at end of year	$171,325	$171,412	$185,931	$204,917	$225,439
Components of Allowance for Credit Losses:
Allowance for loan losses	$168,679	$169,054	$184,144	$202,780	$223,903
Reserve for unfunded lending commitments (1)	2,646	2,358	1,787	2,137	1,536
Allowance for credit losses	$171,325	$171,412	$185,931	$204,917	$225,439
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.09%	0.13%	0.24%	0.49%	1.06%
Allowance for loan losses to loans outstanding	1.15%	1.22%	1.40%	1.59%	1.84%
Allowance for credit losses to loans outstanding	1.17%	1.24%	1.42%	1.60%	1.86%
Non-performing assets (2) to total assets	0.76%	0.87%	0.88%	1.00%	1.43%
Non-performing assets (2) to total loans and OREO	0.98%	1.13%	1.15%	1.32%	1.95%
Non-accrual loans to total loans	0.82%	0.94%	0.92%	1.05%	1.52%
Allowance for credit losses to non-performing loans	130.15%	118.37%	134.26%	132.82%	106.82%
Non-performing assets (2) to tangible equity and allowance for credit losses (3)	8.20%	9.27%	9.12%	9.76%	13.39%

(1)Reserve for unfunded lending commitments recorded within other liabilities on the consolidated balance sheets.
(2)Includes accruing loans past due 90 days or more.

(3)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in Item 6. "Selected Financial Data."

The provision for credit losses increased $10.9 million in comparison to 2015 due mainly to loan growth, as overall credit metrics were stable to improving. Net charge-offs decreased $3.5 million, or 20.9%, to $13.3 million in 2016 from $16.8 million in 2015. This decrease was primarily due to a $4.1 million, or 39.3%, decrease in commercial loan net charge-offs, a $1.2 million, or 85.4%, decrease in commercial mortgage net charge-offs, and a $1.0 million, or 45.2% decrease in residential mortgage net charge-offs, partially offset by increases in net charge-offs in consumer and home equity loans of $1.9 million, or 57.1% and a $1.0 million, or 50.8%, increase in leasing and other loans net charge-offs. The $13.3 million of net charge-offs were primarily in the Pennsylvania ($9.5 million, or 71.7% of the total), and New Jersey ($4.0 million, or 30.0%) markets, partially offset by net recoveries in the Virginia and Delaware markets.
The following table presents non-performing assets as of December 31:

	2016	2015	2014	2013	2012
	(in thousands)
Non-accrual loans (1) (2) (3)	$120,133	$129,523	$121,080	$133,753	$184,832
Loans 90 days or more past due and still accruing (2)	11,505	15,291	17,402	20,524	26,221
Total non-performing loans	131,638	144,814	138,482	154,277	211,053
OREO	12,815	11,099	12,022	15,052	26,146
Total non-performing assets	$144,453	$155,913	$150,504	$169,329	$237,199

(1)
In 2016, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $6.1 million. The amount of interest income on non-accrual loans that was recognized in 2016 was approximately $2.3 million.

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

(3)
Excluded from non-performing assets as of December 31, 2016 were $59.6 million of loans modified under trouble debt restructurings ("TDRs"). These loans were reviewed for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans.

The following table presents TDRs as of December 31:

	2016	2015	2014	2013	2012
	(in thousands)
Real estate – residential mortgage	$27,617	$28,511	$31,308	$28,815	$32,993
Real estate – commercial mortgage	15,957	17,563	18,822	19,758	34,672
Real estate – construction	726	3,942	9,241	10,117	10,564
Commercial – industrial, financial and agricultural	6,627	5,953	5,237	8,045	5,745
Real estate - home equity	8,594	4,556	2,975	1,365	1,518
Consumer	39	33	38	11	16
Total accruing TDRs	59,560	60,558	67,621	68,111	85,508
Non-accrual TDRs (1)	27,850	31,035	24,616	30,209	31,245
Total TDRs	$87,410	$91,593	$92,237	$98,320	$116,753

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2016 and still outstanding as of December 31, 2016 were $12.4 million. Of these loans, $6.0 million, or 48.4%, had a payment default during 2016, which the Corporation defines as a single missed scheduled payment, subsequent to modification. TDRs modified during 2015 and still outstanding as of December 31, 2015 totaled $14.4 million. Of these loans, $5.1 million, or 35.5%, had a payment default subsequent to modification during 2015.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2014	$29,769	$44,437	$16,348	$20,043	$10,483	$—	$—	$121,080
Additions	51,066	24,310	5,150	13,845	8,839	2,229	2,835	108,274
Payments	(20,575)	(19,786)	(9,253)	(3,810)	(1,945)	—	(1)	(55,370)
Charge-offs (1)	(15,639)	(4,218)	(201)	(3,612)	(3,604)	(2,227)	(1,409)	(30,910)
Transfers to OREO	(2,381)	(1,668)	—	(4,112)	(2,039)	—	—	(10,200)
Transfers to accrual status	(41)	(2,344)	—	(440)	(524)	(2)	—	(3,351)
Balance of non-accrual loans at December 31, 2015	42,199	40,731	12,044	21,914	11,210	—	1,425	129,523
Additions	32,831	25,151	6,921	5,611	8,983	2,803	808	83,108
Payments	(14,328)	(14,682)	(6,257)	(3,532)	(2,512)	(1)	(24)	(41,336)
Charge-offs (1)	(15,276)	(3,580)	(1,218)	(2,326)	(4,912)	(2,800)	(2,209)	(32,321)
Transfers to OREO	(552)	(2,992)	(1,684)	(2,925)	(1,199)	—	—	(9,352)
Transfers to accrual status	(2,525)	(5,692)	—	(311)	(959)	(2)	—	(9,489)
Balance of non-accrual loans at December 31, 2016	$42,349	$38,936	$9,806	$18,431	$10,611	$—	$—	$120,133
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans decreased $9.4 million, or 7.2%, in 2016 due mainly to a decrease in non-accrual loan additions from $108.3 million in 2015 to $83.1 million in 2016. The non-accrual loan additions occurred across most loan types, and was not driven by one specific account or event. Non-accrual loan balances continued to be reduced through payments, return to accrual status and charge-offs.

The following table presents non-performing loans, by type, as of the dates shown and the changes in non-performing loans for the most recent year:

	December 31					2016 vs. 2015 Decrease
	2016	2015	2014	2013	2012	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$43,460	$44,071	$30,388	$38,021	$66,954	$(611)	(1.4)%
Real estate – commercial mortgage	39,319	41,170	45,237	44,068	57,120	(1,851)	(4.5)
Real estate – residential mortgage	23,655	28,484	28,995	31,347	34,436	(4,829)	(17.0)
Real estate – home equity	13,154	14,683	14,740	16,983	17,204	(1,529)	(10.4)
Real estate – construction	9,842	12,460	16,399	21,267	32,005	(2,618)	(21.0)
Consumer	1,891	2,440	2,590	2,543	3,315	(549)	(22.5)
Leasing	317	1,506	133	48	19	(1,189)	(79.0)
Total non-performing loans	$131,638	$144,814	$138,482	$154,277	$211,053	$(13,176)	(9.1)%

Non-performing residential mortgage loans decreased $4.8 million, or 17.0%, in comparison to December 31, 2015. Geographically, the decrease occurred mainly in the Pennsylvania ($1.8 million, or 16.8%), New Jersey ($1.5 million, or 18.0%) and Maryland ($1.3 million, or 38.7%) markets.
Non-performing construction loans decreased $2.6 million, or 21.0%, in comparison to December 31, 2015. Geographically, the decrease occurred mainly in the Pennsylvania ($4.6 million, or 50.6%), New Jersey ($1.4 million, or 79.0%) and Maryland ($543,000, or 42.7%) markets, partially offset by an increase in the Delaware ($3.9 million) market.

The following table summarizes OREO, by property type, as of December 31:

	2016	2015
	(in thousands)
Residential properties	$7,655	$7,303
Commercial properties	2,651	2,167
Undeveloped land	2,509	1,629
Total OREO	$12,815	$11,099

As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within "Note 1 - Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on aggregate payment history, through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $10.9 billion and $10.3 billion as of December 31, 2016 and 2015, respectively. The following table presents internal risk ratings of special mention or lower for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2016 vs. 2015 Increase (Decrease)		Substandard or Lower		2016 vs. 2015 Increase (Decrease)		Total Criticized Loans
	2016	2015	$	%	2016	2015	$	%	2016	2015
	(dollars in thousands)
Real estate - commercial mortgage	$132,484	$102,625	$29,859	29.1%	$122,976	$155,442	$(32,466)	(20.9)%	$255,460	$258,067
Commercial - secured	128,873	92,711	36,162	39.0	118,527	136,710	(18,183)	(13.3)	247,400	229,421
Commercial -unsecured	4,481	2,761	1,720	62.3	3,531	3,346	185	5.5	8,012	6,107
Total commercial - industrial, financial and agricultural	133,354	95,472	37,882	39.7	122,058	140,056	(17,998)	(12.9)	255,412	235,528
Construction - commercial residential	15,447	17,154	(1,707)	(10.0)	13,172	21,812	(8,640)	(39.6)	28,619	38,966
Construction - commercial	3,412	3,684	(272)	(7.4)	5,115	3,597	1,518	42.2	8,527	7,281
Total real estate - construction (excluding construction - other)	18,859	20,838	(1,979)	(9.5)	18,287	25,409	(7,122)	(28.0)	37,146	46,247
Total	$284,697	$218,935	$65,762	30.0%	$263,321	$320,907	$(57,586)	(17.9)%	$548,018	$539,842

% of total risk rated loans	2.6%	2.1%			2.4%	3.1%			5.0%	5.2%
As of December 31, 2016, total loans with risk ratings of special mention and substandard or lower were $8.2 million, or 1.5%, higher than 2015. However, these loans decreased as a percentage of total risk rated loans to 5.0% from 5.2%.

The following table presents a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings, by class segment, as of December 31:

	Delinquent (1)				Non-performing (2)				Total Past Due
	2016		2015		2016		2015		2016		2015
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$9,274	0.57%	$8,983	0.53%	$13,154	0.81%	$14,683	0.87%	$22,428	1.38%	$23,666	1.40%
Real estate - residential mortgage	20,344	1.27	18,305	1.33	23,655	1.48	28,484	2.07	43,999	2.75	46,789	3.40
Real estate - construction - other	—	—	88	0.14	1,096	1.92	609	1.01	1,096	1.92	697	1.15
Consumer - direct	1,752	1.81	2,254	2.28	1,563	1.61	2,203	2.23	3,315	3.42	4,457	4.51
Consumer - indirect	3,599	1.85	2,809	1.65	328	0.17	237	0.14	3,927	2.02	3,046	1.79
Total Consumer	5,351	1.83	5,063	1.89	1,891	0.65	2,440	0.90	7,242	2.48	7,503	2.79
Leasing, other and Overdrafts	1,068	0.46	759	0.48	317	0.14	1,506	0.95	1,385	0.60	2,265	1.43
Total	$36,037	0.95%	$33,198	0.94%	$40,113	1.05%	$47,722	1.34%	$76,150	2.00%	$80,920	2.28%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table summarizes the allocation of the allowance for loan losses:

	2016		2015		2014		2013		2012
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
	(dollars in thousands)
Real estate - commercial mortgage	$46,842	40.9%	$47,866	39.5%	$53,493	39.6%	$55,659	39.9%	$62,928	38.4%
Commercial - industrial, financial and agricultural	54,353	27.8	57,098	29.5	51,378	28.4	50,330	28.4	60,205	29.7
Real estate - residential mortgage	22,929	10.9	21,375	9.9	29,072	10.5	33,082	10.5	34,536	10.4
Consumer, home equity, leasing & other	33,567	14.7	27,458	15.3	33,085	16.2	34,852	16.7	27,895	16.7
Real estate - construction	6,455	5.7	6,529	5.8	9,756	5.3	12,649	4.5	17,287	4.8
Unallocated	4,533	N/A	8,728	N/A	7,360	N/A	16,208	N/A	21,052	N/A
	$168,679	100.0%	$169,054	100.0%	$184,144	100.0%	$202,780	100.0%	$223,903	100.0%
N/A – Not applicable

Management believes that the $168.7 million allowance for loan losses as of December 31, 2016 is sufficient to cover incurred losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data;" and "Critical Accounting Policies" above.

Other Assets

Other assets increased $73.6 million, or 12.4%, to $666.4 million as of December 31, 2016. The increase resulted primarily from a $42.3 million increase in Tax Credit Investments, an $8.4 million increase in the fair value of commercial loan interest rate swaps and a $5.6 million increase in life insurance assets.

Deposits and Borrowings

The following table summarizes the increase in ending deposits, by type:

			Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,376,137	$3,948,114	$428,023	10.8%
Interest-bearing demand	3,703,712	3,451,207	252,505	7.3
Savings and money market accounts	4,179,773	3,868,046	311,727	8.1
Total demand, savings and money market accounts	12,259,622	11,267,367	992,255	8.8
Time deposits	2,753,242	2,864,950	(111,708)	(3.9)
Total deposits	$15,012,864	$14,132,317	$880,547	6.2%

Noninterest-bearing demand deposits increased $428.0 million, or 10.8%, primarily due to a $311.8 million, or 10.4%, increase in business account balances, a $59.5 million, or 64.8%, increase in state and municipal account balances and a $52.3 million, or 6.4%, increase in personal account balances. Interest-bearing demand accounts increased $252.5 million, or 7.3%, due to a $140.1 million, or 12.0%, increase in state and municipal account balances, an $80.8 million, or 4.1%, increase in personal account balances, and a $31.6 million, or 10.8%, increase in business account balances. The $311.7 million, or 8.1%, increase in savings and money market account balances was primarily due to a $309.1 million, or 12.4%, increase in personal account balances.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$195,734	$111,496	$84,238	75.6%
Customer short-term promissory notes	67,013	78,932	(11,919)	(15.1)
Total short-term customer funding	262,747	190,428	72,319	38.0
Federal funds purchased	278,570	197,235	81,335	41.2
Short-term FHLB Advances (1)	—	110,000	(110,000)	(100.0)
Total short-term borrowings	541,317	497,663	43,654	8.8
Long-term debt:
FHLB Advances	567,240	587,756	(20,516)	(3.5)
Other long-term debt	362,163	361,786	377	0.1
Total long-term debt	929,403	949,542	(20,139)	(2.1)
Total borrowings	$1,470,720	$1,447,205	$23,515	1.6%

(1) Represents FHLB advances with an original maturity term of less than one year.

The $43.7 million increase in total short-term borrowings resulted from the $84.2 million, or 75.6%, increase in customer repurchase agreements and the $81.3 million, or 41.2%, increase in Federal Funds purchased, partially offset by the maturity of short-term FHLB advances. The $20.5 million decrease in FHLB advances was due to maturing advances that were not refinanced.

Other Liabilities

Other liabilities increased $46.2 million, or 15.8%, to $339.5 million as of December 31, 2016. The increase resulted primarily from a $30.9 million increase in commitments to fund Tax Credit Investments and an $8.4 million increase in the fair value of commercial loan interest rate swaps.

Shareholders’ Equity

Total shareholders’ equity increased $79.2 million, or 3.9%, to $2.1 billion, or 11.2%, of total assets, as of December 31, 2016. The increase was due primarily to $161.6 million of net income and $17.1 million of common stock issued, partially offset by $18.5 million of common stock repurchases, a $16.4 million net decrease accumulated other comprehensive loss, mainly available for sale securities, and $71.1 million of dividends on common shares outstanding.

In November 2016, the Corporation's board of directors approved an extension, through December 31, 2017, to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares. During 2016, approximately 1.5 million shares were repurchased through this program for a total cost of $18.5 million, or $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2017.

The Corporation and its subsidiary banks are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks and bank holding companies maintain minimum amounts and ratios of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined).
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2016	2015	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total capital (to risk-weighted assets)	13.2%	13.2%	8.0%	10.5%
Tier I capital (to risk-weighted assets)	10.4%	10.2%	6.0%	8.5%
Common equity tier I (to risk-weighted assets)	10.4%	10.2%	4.5%	7.0%
Tier I capital (to average assets)	9.0%	9.0%	4.0%	4.0%

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
The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and will be fully phased in on January 1, 2019.
The U.S. Basel III Capital Rules require the Corporation and its bank subsidiaries to:

•	Meet a minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a Tier 1 capital ratio of 6.00% of risk-weighted assets;

•	Continue to require a minimum Total capital ratio of 8.00% of risk-weighted assets and a Tier 1 leverage capital ratio of 4.00% of average assets; and

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

As of December 31, 2016, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of December 31, 2016, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation’s consolidated balance sheets as well as contractual obligations for purchased services or for operating leases.
The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2016:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$12,259,622	$—	$—	$—	$12,259,622
Time deposits (2)	1,333,954	1,041,626	288,407	89,255	2,753,242
Short-term borrowings (3)	541,317	—	—	—	541,317
Long-term debt (3)	114,415	202,731	341,814	270,443	929,403
Operating leases (4)	16,330	26,492	20,436	44,395	107,653
Purchase obligations (5)	22,799	32,282	23,051	—	78,132
Uncertain tax positions (6)	2,438	—	—	—	2,438

(1)	Includes demand deposits and savings accounts, which can be withdrawn by customers at any time.

(2)	See additional information regarding time deposits in "Note 8 - Deposits," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

(3)
See additional information regarding borrowings in "Note 9 - Short-Term Borrowings and Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

(4)	See additional information regarding operating leases in "Note 16 - Leases," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

(5)	Includes information technology, telecommunication and data processing outsourcing contracts.

(6)
Includes accrued interest. See additional information related to uncertain tax positions in "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

In addition to the contractual obligations listed in the preceding table, the Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized on the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commercial letters of credit are conditional commitments issued to facilitate foreign or domestic trade transactions for customers. Commitments and standby and commercial letters of credit do not necessarily represent future cash needs, as they may expire without being drawn.

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2016 (in thousands):

Commercial and other	$3,673,815
Home equity	1,368,465
Commercial mortgage and construction	1,033,287
Total commitments to extend credit	$6,075,567

Standby letters of credit	$356,359
Commercial letters of credit	38,901
Total letters of credit	$395,260

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

The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee ("ALCO") is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions.

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

The following table summarizes the expected impact of abrupt interest rate changes on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown) as of December 31, 2016:

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $87.4 million	+ 15.3%
+200 bp	+ $59.6 million	+ 10.4%
+100 bp	+ $28.3 million	+ 4.9%
–100 bp	– $33.2 million	– 5.8%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of December 31, 2016, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

The Corporation maintains liquidity sources in the form of demand and savings deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those accounts and borrowings. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net interest income if rates on interest-earning assets do not increase in proportion. Borrowing availability with the FHLB and the Federal Reserve Bank, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2016, the Corporation had $567.2 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.1 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2016, the Corporation had aggregate availability under Federal funds lines of $1.1 billion with $278.6 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2016, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

Liquidity must also be managed at the Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. See "Note 11 - Regulatory Matters - Dividend and Loan Limitations" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information concerning limitations on the dividends that may be paid to the Corporation, and loans that may be granted to the Corporation and its affiliates, by the Corporation's subsidiary banks. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2016 generated $185.4 million of cash, mainly due to net income. Cash used in investing activities was $1.0 billion, due to net increases in loans and investment securities. Net cash provided by financing activities was $832.6 million due mainly to increases in deposits.

The following table presents the expected maturities of available for sale investment securities, at estimated fair value, as of December 31, 2016 and the weighted average yields of such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$3	1.43%	$12	1.56%	$119	3.30%	$—	—%
State and municipal (1)	30,122	3.26	14,638	5.36	68,997	4.96	277,884	4.67
ARCs (2)	—	—	—	—	—	—	97,256	2.09
Corporate debt securities	24,902	4.66	14,692	3.76	27,817	4.87	41,998	2.88
Total	$55,027	3.89%	$29,342	4.57%	$96,933	4.93%	$417,138	3.87%
Collateralized mortgage obligations (3)	$593,860	1.73%
Mortgage-backed securities (3)	$1,342,401	2.16%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a federal tax rate of 35% and statutory interest expense disallowances.

(2)	Maturities of ARCs are based on contractual maturities.

(3)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, all balances and weighted average rates are shown in one period. As of December 31, 2016, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.

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

The following table presents the approximate contractual maturity of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2016:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial, financial and agricultural:
Adjustable and floating rate	$1,034,885	$1,840,388	$422,255	$3,297,528
Fixed rate	196,434	288,226	305,298	789,958
Total	$1,231,319	$2,128,614	$727,553	$4,087,486
Real estate – mortgage (1):
Adjustable and floating rate	$1,315,042	$3,556,723	$2,384,856	$7,256,621
Fixed rate	498,748	1,024,986	465,336	1,989,070
Total	$1,813,790	$4,581,709	$2,850,192	$9,245,691
Real estate – construction:
Adjustable and floating rate	$178,197	$287,264	$286,964	$752,425
Fixed rate	62,445	12,130	16,649	91,224
Total	$240,642	$299,394	$303,613	$843,649
(1) Includes commercial mortgages, residential mortgages and home equity loan.

Contractual maturities of time deposits as of December 31, 2016 were as follows (in thousands):

Year
2017	$1,333,954
2018	376,599
2019	665,027
2020	182,473
2021	105,934
Thereafter	89,255
$2,753,242

Contractual maturities of time deposits of $100,000 or more outstanding, included in the table above, as of December 31, 2016 were as follows (in thousands):

Three months or less	$170,315
Over three through six months	167,736
Over six through twelve months	229,538
Over twelve months	611,907
Total	$1,179,496

Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of December 31, 2016, the Corporation’s equity investments consisted of $23.5 million of common stocks of publicly traded financial institutions and $1.0 million of other equity investments.
The equity investments most susceptible to market price risk are the financial institutions stocks, which had a cost basis of $11.5 million and a fair value of $23.5 million as of December 31, 2016, including an investment in a single financial institution with a cost basis of $5.8 million and a fair value of $11.9 million. The fair value of this investment accounted for 50.5% of the fair value of the common stocks of publicly traded financial institutions. No other investment within the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $12.3 million as of December 31, 2016. Management continuously monitors the fair value of its equity investments and evaluates current market conditions and operating results of the issuers. Periodic sale and purchase decisions are made based on this monitoring process. None of the Corporation’s equity securities are classified as trading.
In addition to its equity portfolio, investment management and trust services income may be impacted by fluctuations in the equity markets. A portion of this revenue is based on the value of the underlying investment portfolios, many of which include equity investments. If the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets in general or otherwise, the Corporation’s revenue would be negatively impacted. Total assets under management were $6.2 billion at December 31, 2016. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in financial markets.
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
State and Municipal Securities
As of December 31, 2016, the Corporation owned state and municipal securities issued by various states and municipalities with a total fair value of $391.6 million. Ongoing uncertainty with respect to the financial strength of state and municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2016, approximately 98% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 59% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Securities
As of December 31, 2016, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates ("ARCs"), had a cost basis of $107.2 million and a fair value of $97.3 million.
As of December 31, 2016, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values which were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2016, all of the ARCs were rated above investment grade, with approximately $5.5 million, or 6%, "AAA" rated and $91.8 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2016, all of the Corporation's ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer trust preferred securities and subordinated debt issued by financial institutions. As of December 31, 2016, these securities had an amortized cost of $112.0 million and an estimated fair value of $109.4 million.

See "Note 3 - Investment Securities," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities, and see "Note 18 - Fair Value Measurements," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further discussion related to the fair values of debt securities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2016	2015
Assets
Cash and due from banks	$118,763	$101,120
Interest-bearing deposits with other banks	233,763	230,300
Federal Reserve Bank and Federal Home Loan Bank stock	57,489	62,216
Loans held for sale	28,697	16,886
Available for sale investment securities	2,559,227	2,484,773
Loans, net of unearned income	14,699,272	13,838,602
Allowance for loan losses	(168,679)	(169,054)
Net Loans	14,530,593	13,669,548
Premises and equipment	217,806	225,535
Accrued interest receivable	46,294	42,767
Goodwill and intangible assets	531,556	531,556
Other assets	620,059	550,017
Total Assets	$18,944,247	$17,914,718
Liabilities
Deposits:
Noninterest-bearing	$4,376,137	$3,948,114
Interest-bearing	10,636,727	10,184,203
Total Deposits	15,012,864	14,132,317
Short-term borrowings:
Federal funds purchased	278,570	197,235
Other short-term borrowings	262,747	300,428
Total Short-Term Borrowings	541,317	497,663
Accrued interest payable	9,632	10,724
Other liabilities	329,916	282,578
Federal Home Loan Bank advances and long-term debt	929,403	949,542
Total Liabilities	16,823,132	15,872,824
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 219.9 million shares issued in 2016 and 218.9 million shares issued in 2015	549,707	547,141
Additional paid-in capital	1,467,602	1,450,690
Retained earnings	732,099	641,588
Accumulated other comprehensive loss	(38,449)	(22,017)
Treasury stock, 45.8 million shares in 2016 and 44.7 million shares in 2015	(589,844)	(575,508)
Total Shareholders’ Equity	2,121,115	2,041,894
Total Liabilities and Shareholders’ Equity	$18,944,247	$17,914,718

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2016	2015	2014
Interest Income
Loans, including fees	$543,385	$524,060	$530,308
Investment securities:
Taxable	44,975	45,279	50,651
Tax-exempt	9,662	7,879	8,977
Dividends	571	985	1,338
Loans held for sale	728	801	786
Other interest income	3,779	4,785	4,018
Total Interest Income	603,100	583,789	596,078
Interest Expense
Deposits	44,693	40,482	35,110
Short-term borrowings	855	372	1,608
Long-term debt	36,780	42,941	44,493
Total Interest Expense	82,328	83,795	81,211
Net Interest Income	520,772	499,994	514,867
Provision for credit losses	13,182	2,250	12,500
Net Interest Income After Provision for Credit Losses	507,590	497,744	502,367
Non-Interest Income
Service charges on deposit accounts	51,346	50,097	49,293
Other service charges and fees	51,473	43,992	39,896
Investment management and trust services	45,270	44,056	44,605
Mortgage banking income	19,415	18,208	17,107
Other	20,124	16,420	14,437
Investment securities gains (losses):
Net gains on sales of investment securities	2,550	9,066	2,071
Net other-than-temporary impairment losses	—	—	(30)
Investment securities gains, net	2,550	9,066	2,041
Total Non-Interest Income	190,178	181,839	167,379
Non-Interest Expense
Salaries and employee benefits	283,353	260,832	251,021
Net occupancy expense	47,611	47,777	48,130
Other outside services	23,883	27,785	28,404
Data processing	20,016	19,894	17,162
Software	16,903	14,746	12,758
Equipment expense	12,788	14,514	13,567
Professional fees	11,004	11,244	12,097
Supplies and postage	10,292	10,202	9,795
FDIC insurance expense	9,767	11,470	10,958
Marketing	7,044	7,324	8,133
Telecommunications	5,702	6,350	6,870
Operating risk loss	2,815	3,624	4,271
Other real estate owned and repossession expense	1,926	3,630	3,270
Loss on redemption of trust preferred securities	—	5,626	—
Intangible amortization	—	247	1,259
Other	36,415	34,895	31,551
Total Non-Interest Expense	489,519	480,160	459,246
Income Before Income Taxes	208,249	199,423	210,500
Income taxes	46,624	49,921	52,606
Net Income	$161,625	$149,502	$157,894

Per Share:
Net Income (Basic)	$0.93	$0.85	$0.85
Net Income (Diluted)	0.93	0.85	0.84
Cash Dividends	0.41	0.38	0.34

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2016	2015	2014
Net Income	$161,625	$149,502	$157,894
Other Comprehensive (Loss) Income, net of tax:
Unrealized (losses) gains on available for sale investment securities:
Unrealized (loss) gain on securities	(14,891)	(7,717)	33,734
Reclassification adjustment for securities gains included in net income	(1,657)	(5,892)	(1,327)
Non-credit related unrealized (loss) gain on other-than-temporarily impaired debt securities	(185)	239	780
Net unrealized (losses) gains on available for sale investment securities	(16,733)	(13,370)	33,187
Unrealized gains on derivative financial instruments:
Amortization of unrealized loss on derivative financial instruments	16	75	136
Reclassification adjustment for loss on derivative financial instruments included in net income	—	2,456	—
Net unrealized gains on derivative financial instruments	16	2,531	136
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement (cost) income	(931)	4,680	(13,168)
Amortization of net unrecognized pension and postretirement income	1,216	1,864	408
Reclassification adjustment for post-retirement plan curtailment gain included in net income	—	—	(944)
Net unrealized gains (losses) on pension and postretirement plans	285	6,544	(13,704)
Other Comprehensive (Loss) Income	(16,432)	(4,295)	19,619
Total Comprehensive Income	$145,193	$145,207	$177,513

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2013	192,652	$544,568	$1,432,974	$463,843	$(37,341)	$(340,857)	$2,063,187
Net income				157,894			157,894
Other comprehensive income					19,619		19,619
Stock issued, including related tax benefits	781	987	1,684			5,611	8,282
Stock-based compensation awards			5,865				5,865
Acquisition of treasury stock	(14,509)					(175,255)	(175,255)
Deferred accelerated stock repurchase			(20,000)				(20,000)
Common stock cash dividends - $0.34 per share				(62,927)			(62,927)
Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665
Net income				149,502			149,502
Other comprehensive loss					(4,295)		(4,295)
Stock issued, including related tax benefits	1,018	1,586	4,229			4,993	10,808
Stock-based compensation awards			5,938				5,938
Acquisition of treasury stock	(3,976)					(50,000)	(50,000)
Settlement of accelerated stock repurchase agreement	(1,790)		20,000			(20,000)	—
Common stock cash dividends - $0.38 per share				(66,724)			(66,724)
Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894
Net income				161,625			161,625
Other comprehensive loss					(16,432)		(16,432)
Stock issued, including related tax benefits	1,350	2,566	10,356			4,209	17,131
Stock-based compensation awards			6,556				6,556
Acquisition of treasury stock	(1,486)					(18,545)	(18,545)
Common stock cash dividends - $0.41 per share				(71,114)			(71,114)
Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$161,625	$149,502	$157,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,182	2,250	12,500
Depreciation and amortization of premises and equipment	27,403	27,605	24,555
Net amortization of investment security premiums	10,430	7,330	5,120
Deferred income tax expense	11,054	13,424	18,523
Investment securities gains, net	(2,550)	(9,066)	(2,041)
Gains on sales of mortgage loans	(15,685)	(13,264)	(10,063)
Proceeds from sales of mortgage loans held for sale	709,316	757,850	654,654
Originations of mortgage loans held for sale	(705,442)	(743,950)	(640,762)
Amortization of intangible assets	—	247	1,259
Amortization of issuance costs and discount of long-term debt	617	582	337
Stock-based compensation	6,556	5,938	5,865
Excess tax benefits from stock-based compensation	(964)	(201)	(81)
(Increase) decrease in accrued interest receivable	(3,527)	(949)	2,219
Loss on redemption of trust preferred securities	—	5,626	—
Increase in other assets	(29,940)	(22,987)	(23,619)
(Decrease) increase in accrued interest payable	(1,092)	(7,321)	2,827
Increase in other liabilities	4,427	4,928	1,522
Total adjustments	23,785	28,042	52,815
Net cash provided by operating activities	185,410	177,544	210,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	115,844	66,480	32,227
Proceeds from maturities and paydowns of securities available for sale	558,854	439,533	417,559
Purchase of securities available for sale	(782,765)	(683,839)	(164,769)
Decrease (increase) in short-term investments	1,264	130,567	(174,922)
Net increase in loans	(873,939)	(743,655)	(360,982)
Net purchases of premises and equipment	(19,674)	(27,113)	(24,561)
Net cash used in investing activities	(1,000,416)	(818,027)	(275,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	992,253	971,312	722,791
Net (decrease) increase in time deposits	(111,706)	(206,501)	153,529
Increase (decrease) in short-term borrowings	43,654	167,944	(928,910)
Additions to long-term debt	215,884	347,778	262,113
Repayments of long-term debt	(236,640)	(540,079)	(6,621)
Net proceeds from issuance of common stock	16,167	10,607	8,201
Excess tax benefits from stock-based compensation	964	201	81
Dividends paid	(69,382)	(65,361)	(64,028)
Acquisition of treasury stock	(18,545)	(50,000)	(175,255)
Deferred accelerated stock repurchase payment	—	—	(20,000)
Net cash provided by (used in) financing activities	832,649	635,901	(48,099)
Net Increase (decrease) in Cash and Due From Banks	17,643	(4,582)	(112,838)
Cash and Due From Banks at Beginning of Year	101,120	105,702	218,540
Cash and Due From Banks at End of Year	$118,763	$101,120	$105,702
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$83,420	$91,116	$78,384
Income taxes	16,193	13,378	16,778

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation ("Parent Company") is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its six wholly owned banking subsidiaries: Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank, Lafayette Ambassador Bank, FNB Bank, N.A. and Swineford National Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.
The Corporation’s primary sources of revenue are interest income on loans and investment securities and fee income on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographic market as a result of the growth in electronic delivery systems. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.
The Corporation offers, through its banking subsidiaries, a full range of retail and commercial banking services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. Industry diversity is the key to the economic well-being of these markets, and the Corporation is not dependent upon any single customer or industry.
Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amount of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Corporation evaluates subsequent events through the date of the filing of this report with the Securities and Exchange Commission ("SEC").

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
Troubled Debt Restructurings ("TDRs"): Loans whose terms are modified are classified as TDRs if the Corporation grants the borrowers concessions and it is determined that those borrowers are experiencing financial difficulty. Concessions, whether negotiated or imposed by bankruptcy, granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a reduction in the interest rate. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.
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
The Corporation’s allowance for loan losses includes: 1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification ("FASB ASC") Section 310-10-35; and 2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.
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
All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2016 and 2015, substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
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

As of December 31, 2016 and 2015, approximately 62% and 69%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated within the preceding 12 months.
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
Other Real Estate Owned ("OREO"): Assets acquired in settlement of mortgage loan indebtedness are recorded as OREO and are included in other assets on the consolidated balance sheets, initially at the lower of the estimated fair value of the asset, less estimated selling costs, or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in OREO and repossession expense on the consolidated statements of income.
Mortgage Servicing Rights ("MSRs"): The estimated fair value of MSRs related to residential mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans.
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

Income Taxes: The Corporation accounts for income taxes in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC Topic 740"). Under ASC Topic 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The Corporation considers all available positive and negative evidence including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC Topic 740 in determining whether it is more-likely-than-not the net deferred tax assets will be realized. In the event the Corporation determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

ASC Topic 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in other liabilities within the consolidated balance sheets at December 31, 2016 and 2015.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options, restricted stock, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") under its Amended and Restated Equity and Cash Incentive Compensation Plan ("Employee Equity Plan"). In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan ("ESPP").

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

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2016	2015	2014
	(in thousands)
Weighted average common shares outstanding (basic)	173,325	175,721	186,219
Impact of common stock equivalents	1,093	1,053	962
Weighted average common shares outstanding (diluted)	174,418	176,774	187,181

In 2016, 2015 and 2014, 534,000, 1.7 million and 2.8 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive.

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns six separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographic area. The Corporation’s non-banking activities are immaterial and, therefore, separate information has not been disclosed.

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

Goodwill is not amortized to expense, but is tested for impairment at least annually. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment tests, the Corporation concluded that there was no impairment in 2016, 2015 or 2014. See "Note 6 - Goodwill and Intangible Assets," for additional details.

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as non-interest expense on the consolidated statements of income.

Variable Interest Entities ("VIEs"): FASB ASC Topic 810 provides guidance on when to consolidate certain VIEs in the financial statements of the Corporation. VIEs are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. VIEs are assessed for consolidation under ASC Topic 810 when the Corporation holds variable interests in these entities. The Corporation consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has the power to make decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.

The Parent Company owns all of the common stock of three subsidiary trusts, which have issued securities (Trust Preferred Securities) in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the Trust Preferred Securities ("TruPS"). The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The provisions of ASC Topic 810 related to subsidiary trusts, as interpreted by the SEC, disallow consolidation of subsidiary trusts in the financial statements of the Corporation. As a result, TruPS are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the subsidiary trusts, which have the same total balance and rate as the combined equity securities and TruPS issued by the subsidiary trusts, remain in long-term debt. See "Note 9 - Short-Term Borrowings and Long-Term Debt," for additional information.

The Corporation makes investments in certain community development projects that generate tax credits under various Federal programs, including affordable housing projects, New Markets Tax Credit projects and historic rehabilitation projects (collectively, "Tax Credit Investments"). These investments are made throughout the Corporation's market area as a means of supporting the communities it serves. The Corporation typically acts as a limited partner or member of a limited liability company in its affordable housing investments and does not exert control over the operating or financial policies of the partnership or limited liability company. In the case of its New Markets Tax Credit investments, the Corporation has 100% ownership in the investment fund, although it does not exert control over the operating or financial policies of the partnership. Tax credits earned are subject to recapture by taxing authorities based upon compliance requirements to be met at the project level. As of December 31, 2016 and 2015, the Corporation’s Tax Credit Investments, included in other assets on the consolidated balance sheets and representing total committed equity investments, totaled $186.4 million and $175.0 million, respectively. As of December 31, 2016, the Corporation had future funding commitments, included in other liabilities on the consolidated balance sheets, of approximately $40.6 million.

Effective January 1, 2015, the Corporation accounts for its investments in Tax Credit Investments using the proportional amortization method. The proportional amortization method allows an entity to amortize the initial cost of its investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income taxes. Prior to the adoption of the proportional amortization method, the Corporation amortized its investments under the effective yield method over the life of the tax credits generated as a result of the investment. The net income tax benefit associated with these investments, which consists of the amortization of the initial cost of the investments, net of tax benefits, and the income tax credits earned on the investments, recorded in the provision for income taxes on the consolidated statements of income, was $14.6 million in 2016, and $10.4 million in both 2015 and 2014.

Under the proportional amortization method, an investment must be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the carrying amount of the investment exceeds its fair value. There were no impairment losses recognized for the Corporation’s tax credit investments in 2016, 2015 or 2014. Because of its 100% ownership, the Corporation's New Markets Tax Credit investments were consolidated based on FASB ASC Topic 810 as of December 31, 2016 and 2015. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of FASB ASC Topic 810.

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

Recently Adopted Accounting Standards: In August 2014, the FASB issued ASC Update 2014-15, "Presentation of Financial Statements - Going Concern." ASC Update 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. The standards update describes how an entity's management should assess whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. For public business entities, ASC Update 2014-15 was effective for annual reporting periods ending after December 15, 2016, with earlier adoption permitted. For the Corporation, this standards update was effective with this 2016 annual report on Form 10-K. The adoption of ASC Update 2014-15 did not have an impact on the Corporation’s consolidated financial statements.

In November 2014, the FASB issued ASC Update 2014-16, "Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity." ASC Update 2014-16 was issued to reduce existing diversity in the accounting for hybrid financial instruments issued in the form of a share, such as redeemable convertible preferred stock. ASC Update 2014-16 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share, and was effective for public business entities’ annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with earlier adoption permitted. For the Corporation, this standards update was effective with its March 31, 2016 quarterly report on Form 10-Q. The adoption of ASC Update 2014-16 did not have an impact on the Corporation’s consolidated financial statements.

In January 2015, the FASB issued ASC Update 2015-01, "Income Statement - Extraordinary and Unusual Items." ASC Update 2015-01 was issued to eliminate the concept of extraordinary items from U.S. GAAP. net of tax, after income from continuing operations. ASC Update 2015-01 amends existing extraordinary items disclosure guidance. Under the amended guidance, reporting entities will no longer separately disclose extraordinary items, net of tax, after income from continuing operations in the income statement. ASC Update 2015-01 was effective for annual reporting periods beginning after December 15, 2015, with earlier adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Corporation adopted this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and the adoption of ASC Update 2015-01 did not have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASC Update 2015-02, "Consolidation: Amendments to the Consolidation Analysis." ASC Update 2015-02 changes the way reporting enterprises evaluate whether: (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. ASC Update 2015-02 was effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation adopted this standards update effective with its March 31, 2016 quarterly report on Form 10-Q, and the adoption of ASC Update 2015-02 did not have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASC Update 2015-03, "Interest - Imputation of Interest" and updated ASC Update 2015-03 with the issuance of ASC Update 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," in August of 2015. ASC Update 2015-03 simplifies the presentation of debt issuances costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction to the debt liability, similar to the presentation of debt discounts. Under prior U.S. GAAP, debt issuance costs were reported on the balance sheet as assets. The costs will continue to be amortized to interest expense using the effective interest method. ASC Update 2015-03 was effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation adopted this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and the adoption of ASC Update 2015-03 did not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASC Update 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASC Update 2015-05 provides explicit guidance to determine when a customer's fees paid in a cloud computing arrangement is for the acquisition of software licenses, services, or both. ASC Update 2015-05 was effective for public business entities' annual and interim reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Corporation adopted this standards update effective with its March 31, 2016 quarterly report on Form 10-Q and the adoption of ASC Update 2015-05 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards: In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The standard also requires significantly expanded disclosures about revenue recognition. During 2016, the FASB issued amendments to this standard (ASC Updates 2016-08, 2016-10, 2016-11 and 2016-12). These amendments provide further clarification to the standard. For public business entities, ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is not permitted. For the Corporation, this standards update is effective with its March 31, 2018 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC update 2014-09 on its consolidated financial statements.

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

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities. Early application is permitted. For the Corporation, this standards update is effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements. The Corporation currently operates a number of branches that are leased, with the leases accounted for as operating leases that are not recognized on the balance sheet. Under ASC update 2016-02, right-of-use assets and lease liabilities will need to be recognized on the consolidated balance sheet for these branches. This is expected to be the most significant impact of the adoption of this standards update.

In March 2016, the FASB issued ASC Update 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The purpose of this standards update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. ASC Update 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. For the Corporation, this standards update is effective with its March 31, 2017 quarterly report on Form 10-Q. The Corporation does not expect the adoption of ASC Update 2016-09 to have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASC Update 2016-18, "Statement of Cash Flows - Restricted Cash." This standards update provides guidance regarding the presentation of restricted cash in the statement of cash flows. The update requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It also requires an entity to disclose the nature of the restrictions on cash and cash equivalents. ASC Update 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2016-18 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASC Update 2017-04, "Intangibles - Goodwill and Other." This standards update eliminates Step 2 of the goodwill impairment test which measures the impairment amount. Identifying and measuring impairment will take place in a single quantitative step. In addition, no separate qualitative assessment for reporting units with zero or negative carrying amount is required. Entities must disclose the existence of these reporting units and the amount of goodwill allocated to them. This update should be applied on a prospective basis and an entity is required to disclose the nature of and reason for the change in accounting principle upon transition. ASC Update 2017-04 is effective for annual or interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its 2020 goodwill impairment test and does not expect the adoption of ASC Update 2017-04 to have a material impact on its consolidated financial statements.

Reclassifications: Certain amounts in the 2015 and 2014 consolidated financial statements and notes have been reclassified to conform to the 2016 presentation.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against their deposit liabilities. The amounts of such reserves as of December 31, 2016 and 2015 were $113.3 million and $91.1 million, respectively.

NOTE 3 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, which were all classified as available for sale, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2016
U.S. Government sponsored agency securities	$132	$2	$—	$134
State and municipal securities	405,274	2,043	(15,676)	391,641
Corporate debt securities	112,016	1,978	(4,585)	109,409
Collateralized mortgage obligations	604,095	1,943	(12,178)	593,860
Mortgage-backed securities	1,353,292	6,546	(17,437)	1,342,401
Auction rate securities	107,215	—	(9,959)	97,256
Total debt securities	2,582,024	12,512	(59,835)	2,534,701
Equity securities	12,231	12,295	—	24,526
Total	$2,594,255	$24,807	$(59,835)	$2,559,227

2015
U.S. Government sponsored agency securities	$25,154	$35	$(53)	$25,136
State and municipal securities	256,746	6,019	—	262,765
Corporate debt securities	100,336	2,695	(6,076)	96,955
Collateralized mortgage obligations	835,439	3,042	(16,972)	821,509
Mortgage-backed securities	1,154,935	10,104	(6,204)	1,158,835
Auction rate securities	106,772	—	(8,713)	98,059
Total debt securities	2,479,382	21,895	(38,018)	2,463,259
Equity securities	14,677	6,845	(8)	21,514
Total	$2,494,059	$28,740	$(38,026)	$2,484,773

Securities carried at $1.8 billion and $1.7 billion as of December 31, 2016 and 2015, respectively, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

Equity securities include common stocks of financial institutions (estimated fair value of $23.5 million and $20.6 million at December 31, 2016 and 2015, respectively) and other equity investments (estimated fair value of $1.0 million and $914,000 at December 31, 2016 and 2015, respectively). As of December 31, 2016, the financial institutions stock portfolio had a cost basis of $11.5 million and an estimated fair value of $23.5 million, including an investment in a single financial institution with a cost basis of $5.8 million and an estimated fair value of $11.9 million. This investment accounted for 50.5% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of December 31, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$54,727	$55,027
Due from one year to five years	28,720	29,342
Due from five years to ten years	95,658	96,933
Due after ten years	445,532	417,138
	624,637	598,440
Collateralized mortgage obligations (1)	604,095	593,860
Mortgage-backed securities (1)	1,353,292	1,342,401
Total debt securities	$2,582,024	$2,534,701

(1)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of equity and debt securities, and losses recognized for other-than-temporary impairment of investments:

	Gross Realized Gains	Gross Realized Losses	Other- than- temporary Impairment Losses	Net Gains
	(in thousands)
2016:
Equity securities	$2,005	$(10)	$—	$1,995
Debt securities	581	(26)	—	555
Total	$2,586	$(36)	$—	$2,550
2015:
Equity securities	$6,496	$(1)	$—	$6,495
Debt securities	2,571	—	—	2,571
Total	$9,067	$(1)	$—	$9,066
2014:
Equity securities	$335	$—	$(12)	$323
Debt securities	2,058	(322)	(18)	1,718
Total	$2,393	$(322)	$(30)	$2,041

There were no other-than-temporary impairment charges in 2016 or 2015. In 2014, there were $30,000 of other-than-temporary impairment charges, consisting of $12,000 of impairment charges on equity securities and $18,000 of charges on pooled trust preferred securities.

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at December 31:

	2016	2015	2014
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of year	$(11,510)	$(16,242)	$(20,691)
Additions for credit losses recorded which were not previously recognized as components of earnings	—	—	(18)
Reductions for securities sold during the period	—	4,730	4,460
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	2	7
Balance of cumulative credit losses on debt securities, end of year	$(11,510)	$(11,510)	$(16,242)

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

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2016. There were no gross unrealized losses on equity securities as of December 31, 2016.

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$247,509	$(15,676)	$—	$—	$247,509	$(15,676)
Corporate debt securities	11,922	(110)	34,629	(4,475)	46,551	(4,585)
Collateralized mortgage obligations	166,905	(3,899)	258,237	(8,279)	425,142	(12,178)
Mortgage-backed securities	1,137,510	(17,437)	—	—	1,137,510	(17,437)
Auction rate securities	—	—	97,256	(9,959)	97,256	(9,959)
Total debt securities	1,563,846	(37,122)	390,122	(22,713)	1,953,968	(59,835)

For comparative purposes, the following table presents gross unrealized losses and the estimated fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

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

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in fair value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation did not consider these investments to be other-than-temporarily impaired as of December 31, 2016.
As of December 31, 2016, all student loan auction rate certificates ("ARCs") were current and making scheduled interest payments and were rated above investment grade, with approximately $5.5 million, or 6%, "AAA" rated and $91.8 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. Based on management’s evaluations, ARCs with a fair value of $97.3 million were not subject to any other-than-temporary impairment charges as of December 31, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$43,746	$39,829	$44,648	$39,106
Subordinated debt	46,231	46,723	39,610	40,779
Senior debt	18,037	18,433	12,043	12,329
Pooled trust preferred securities	—	422	—	706
Corporate debt securities issued by financial institutions	108,014	105,407	96,301	92,920
Other corporate debt securities	4,002	4,002	4,035	4,035
Available for sale corporate debt securities	$112,016	$109,409	$100,336	$96,955

Single-issuer trust preferred securities had an unrealized loss of $3.9 million as of December 31, 2016. Six of the 19 single-issuer trust preferred securities held were rated below investment grade by at least one ratings agency, with an amortized cost of $11.5 million and an estimated fair value of $10.0 million as of December 31, 2016. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba." Two single-issuer trust preferred securities with an amortized cost of $3.7 million and an estimated fair value of $2.5 million as of December 31, 2016 were not rated by any ratings agency.

Based on management's evaluations, corporate debt securities with a fair value of $109.4 million were not subject to any additional other-than-temporary impairment charges as of December 31, 2016. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2016	2015
	(in thousands)
Real estate – commercial mortgage	$6,018,582	$5,462,330
Commercial – industrial, financial and agricultural	4,087,486	4,088,962
Real estate – home equity	1,625,115	1,684,439
Real estate – residential mortgage	1,601,994	1,376,160
Real estate – construction	843,649	799,988
Consumer	291,470	268,588
Leasing and other	246,704	170,914
Overdrafts	3,662	2,737
Loans, gross of unearned income	14,718,662	13,854,118
Unearned income	(19,390)	(15,516)
Loans, net of unearned income	$14,699,272	$13,838,602

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $154.4 million and $191.6 million as of December 31, 2016 and 2015, respectively. During 2016, additions totaled $26.6 million and repayments totaled $63.8 million in related-party loans.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.7 billion and $4.8 billion as of December 31, 2016 and 2015, respectively.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2016	2015	2014
	(in thousands)
Allowance for loan losses	$168,679	$169,054	$184,144
Reserve for unfunded lending commitments	2,646	2,358	1,787
Allowance for credit losses	$171,325	$171,412	$185,931

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2016	2015	2014
	(in thousands)
Balance at beginning of year	$171,412	$185,931	$204,917
Loans charged off	(33,927)	(32,157)	(44,593)
Recoveries of loans previously charged off	20,658	15,388	13,107
Net loans charged off	(13,269)	(16,769)	(31,486)
Provision for credit losses	13,182	2,250	12,500
Balance at end of year	$171,325	$171,412	$185,931

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31 and loans, net of unearned income, and their related allowance for loan losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated	Total
	(in thousands)
Balance at December 31, 2014	$53,493	$51,378	$28,271	$29,072	$9,756	$3,015	$1,799	$7,360	$184,144
Loans charged off	(4,218)	(15,639)	(3,604)	(3,612)	(201)	(2,227)	(2,656)	—	(32,157)
Recoveries of loans previously charged off	2,801	5,264	1,362	1,322	2,824	1,130	685	—	15,388
Net loans charged off	(1,417)	(10,375)	(2,242)	(2,290)	2,623	(1,097)	(1,971)	—	(16,769)
Provision for loan losses (1)	(4,210)	16,095	(3,624)	(5,407)	(5,850)	667	2,640	1,368	1,679
Balance at December 31, 2015	47,866	57,098	22,405	21,375	6,529	2,585	2,468	8,728	169,054
Loans charged off	(3,580)	(15,276)	(4,912)	(2,326)	(1,218)	(2,800)	(3,815)	—	(33,927)
Recoveries of loans previously charged off	3,373	8,981	1,171	1,072	3,924	1,295	842	—	20,658
Net loans charged off	(207)	(6,295)	(3,741)	(1,254)	2,706	(1,505)	(2,973)	—	(13,269)
Provision for loan losses (1)	(817)	3,550	8,137	2,808	(2,780)	2,494	3,697	(4,195)	12,894
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679

Allowance for loan losses at December 31, 2016
Measured for impairment under FASB ASC Subtopic 450-20	$36,680	$40,700	$17,290	$11,032	$4,587	$3,548	$3,192	$4,533	$121,562
Evaluated for impairment under FASB ASC Section 310-10-35	10,162	13,653	9,511	11,897	1,868	26	—	N/A	47,117
	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans, net of unearned income at December 31, 2016
Measured for impairment under FASB ASC Subtopic 450-20	$5,963,689	$4,038,511	$1,605,910	$1,555,946	$833,117	$291,430	$230,976	N/A	$14,519,579
Evaluated for impairment under FASB ASC Section 310-10-35	54,893	48,975	19,205	46,048	10,532	40	—	N/A	179,693
	$6,018,582	$4,087,486	$1,625,115	$1,601,994	$843,649	$291,470	$230,976	N/A	$14,699,272
Allowance for loan losses at December 31, 2015
Measured for impairment under FASB ASC Subtopic 450-20	$35,395	$42,515	$14,412	$7,953	$4,134	$2,563	$1,764	$8,728	$117,464
Evaluated for impairment under FASB ASC Section 310-10-35	12,471	14,583	7,993	13,422	2,395	22	704	N/A	51,590
	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans, net of unearned income at December 31, 2015
Measured for impairment under FASB ASC Subtopic 450-20	$5,404,036	$4,040,810	$1,668,673	$1,325,735	$784,002	$268,555	$156,710	N/A	$13,648,521
Evaluated for impairment under FASB ASC Section 310-10-35	58,294	48,152	15,766	50,425	15,986	33	1,425	N/A	190,081
	$5,462,330	$4,088,962	$1,684,439	$1,376,160	$799,988	$268,588	$158,135	N/A	$13,838,602

(1)
For the year ended December 31, 2016, the provision for loan losses excluded a $288,000 increase in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $13.2 million for the year ended December 31, 2016. For the year ended December 31, 2015, the provision for loan losses excluded a $571,000 increase in the reserve for unfunded lending commitments. The total provision for credit losses was $2.3 million for the year ended December 31, 2015.

N/A – Not applicable.

Impaired Loans

The following table presents total impaired loans by class segment as of December 31:

	2016			2015
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$28,757	$25,447	$—	$27,872	$22,596	$—
Commercial - secured	29,296	25,526	—	18,012	13,702	—
Real estate - residential mortgage	4,689	4,689	—	4,790	4,790	—
Construction - commercial residential	6,271	4,795	—	9,916	8,865	—
	69,013	60,457		60,590	49,953
With a related allowance recorded:
Real estate - commercial mortgage	37,132	29,446	10,162	45,189	35,698	12,471
Commercial - secured	27,767	22,626	13,198	39,659	33,629	14,085
Commercial - unsecured	1,122	823	455	971	821	498
Real estate - home equity	23,971	19,205	9,511	20,347	15,766	7,993
Real estate - residential mortgage	48,885	41,359	11,897	55,242	45,635	13,422
Construction - commercial residential	10,103	4,206	1,300	9,949	6,290	2,110
Construction - commercial	681	435	145	820	638	217
Construction - other	1,096	1,096	423	331	193	68
Consumer - indirect	19	19	12	14	14	8
Consumer - direct	21	21	14	19	19	14
Leasing and other and overdrafts	—	—	—	1,658	1,425	704
	150,797	119,236	47,117	174,199	140,128	51,590
Total	$219,810	$179,693	$47,117	$234,789	$190,081	$51,590

As of December 31, 2016 and 2015, there were $60.5 million and $50.0 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans have been charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans, by class segment, for the years ended December 31:

	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$24,232	$294	$25,345	$315	$23,467	$320
Commercial - secured	19,825	104	15,654	97	18,928	119
Commercial - unsecured	—	—	17	—	—	—
Real estate - home equity	—	—	—	—	180	1
Real estate - residential mortgage	5,598	126	5,389	124	1,532	31
Construction - commercial residential	6,285	48	11,685	148	15,421	227
Construction - commercial	—	—	915	—	1,907	—
	55,940	572	59,005	684	61,435	698
With a related allowance recorded:
Real estate - commercial mortgage	31,737	384	39,232	475	38,240	524
Commercial - secured	25,857	130	25,660	150	20,991	129
Commercial - unsecured	887	4	1,749	6	895	3
Real estate - home equity	17,912	285	13,887	144	13,976	108
Real estate - residential mortgage	42,191	908	46,252	1,041	50,281	1,178
Construction - commercial residential	5,295	41	6,455	79	8,723	136
Construction - commercial	524	—	931	—	1,900	—
Construction - other	682	—	263	—	387	—
Consumer - indirect	15	1	16	1	7	—
Consumer - direct	18	1	17	1	16	1
Leasing, other and overdrafts	854	—	285	—	—	—
	125,972	1,754	134,747	1,897	135,416	2,079
Total	$181,912	$2,326	$193,752	$2,581	$196,851	$2,777

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the years ended December 31, 2016, 2015 and 2014 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings as of December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2016	2015	2016	2015	2016	2015	2016	2015
	(dollars in thousands)
Real estate - commercial mortgage	$5,763,122	$5,204,263	$132,484	$102,625	$122,976	$155,442	$6,018,582	$5,462,330
Commercial - secured	3,686,152	3,696,692	128,873	92,711	118,527	136,710	3,933,552	3,926,113
Commercial -unsecured	145,922	156,742	4,481	2,761	3,531	3,346	153,934	162,849
Total commercial - industrial, financial and agricultural	3,832,074	3,853,434	133,354	95,472	122,058	140,056	4,087,486	4,088,962
Construction - commercial residential	113,570	140,337	15,447	17,154	13,172	21,812	142,189	179,303
Construction - commercial	635,963	552,710	3,412	3,684	5,115	3,597	644,490	559,991
Total real estate - construction (excluding construction - other)	749,533	693,047	18,859	20,838	18,287	25,409	786,679	739,294
Total	$10,344,729	$9,750,744	$284,697	$218,935	$263,321	$320,907	$10,892,747	$10,290,586

% of Total	95.0%	94.8%	2.6%	2.1%	2.4%	3.1%	100.0%	100.0%

The following table presents delinquency and non-performing status for loans that do not have internal credit risk ratings, by class segment, as of December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2016	2015	2016	2015	2016	2015	2016	2015
	(dollars in thousands)
Real estate - home equity	$1,602,687	$1,660,773	$9,274	$8,983	$13,154	$14,683	$1,625,115	$1,684,439
Real estate - residential mortgage	1,557,995	1,329,371	20,344	18,305	23,655	28,484	1,601,994	1,376,160
Real estate - construction - other	55,874	59,997	—	88	1,096	609	56,970	60,694
Consumer - direct	93,572	94,262	1,752	2,254	1,563	2,203	96,887	98,719
Consumer - indirect	190,656	166,823	3,599	2,809	328	237	194,583	169,869
Total consumer	284,228	261,085	5,351	5,063	1,891	2,440	291,470	268,588
Leasing, other and overdrafts	229,591	155,870	1,068	759	317	1,506	230,976	158,135
Total	$3,730,375	$3,467,096	$36,037	$33,198	$40,113	$47,722	$3,806,525	$3,548,016

% of Total	98.0%	97.7%	0.9%	1.0%	1.1%	1.3%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents total non-performing assets as of December 31:

	2016	2015
	(in thousands)
Non-accrual loans	$120,133	$129,523
Loans 90 days or more past due and still accruing	11,505	15,291
Total non-performing loans	131,638	144,814
Other real estate owned	12,815	11,099
Total non-performing assets	$144,453	$155,913

The following table presents past due status and non-accrual loans, by portfolio segment and class segment, as of December 31:

	2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,254	$1,622	$383	$38,936	$39,319	$47,195	$5,971,387	$6,018,582
Commercial - secured	6,660	2,616	959	41,589	42,548	51,824	3,881,728	3,933,552
Commercial - unsecured	898	35	152	760	912	1,845	152,089	153,934
Total Commercial - industrial, financial and agricultural	7,558	2,651	1,111	42,349	43,460	53,669	4,033,817	4,087,486
Real estate - home equity	6,596	2,678	2,543	10,611	13,154	22,428	1,602,687	1,625,115
Real estate - residential mortgage	15,600	4,744	5,224	18,431	23,655	43,999	1,557,995	1,601,994
Construction - commercial	743	—	—	435	435	1,178	643,312	644,490
Construction - commercial residential	233	51	36	8,275	8,311	8,595	133,594	142,189
Construction - other	—	—	—	1,096	1,096	1,096	55,874	56,970
Total Real estate - construction	976	51	36	9,806	9,842	10,869	832,780	843,649
Consumer - direct	1,211	541	1,563	—	1,563	3,315	93,572	96,887
Consumer - indirect	3,200	399	328	—	328	3,927	190,656	194,583
Total Consumer	4,411	940	1,891	—	1,891	7,242	284,228	291,470
Leasing, other and overdrafts	543	525	317	—	317	1,385	229,591	230,976
	$41,938	$13,211	$11,505	$120,133	$131,638	$186,787	$14,512,485	$14,699,272

	2015
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,469	$1,312	$439	$40,731	$41,170	$48,951	$5,413,379	$5,462,330
Commercial - secured	5,654	2,615	1,853	41,498	43,351	51,620	3,874,493	3,926,113
Commercial - unsecured	510	83	19	701	720	1,313	161,536	162,849
Total Commercial - industrial, financial and agricultural	6,164	2,698	1,872	42,199	44,071	52,933	4,036,029	4,088,962
Real estate - home equity	6,438	2,545	3,473	11,210	14,683	23,666	1,660,773	1,684,439
Real estate - residential mortgage	15,141	3,164	6,570	21,914	28,484	46,789	1,329,371	1,376,160
Construction - commercial	50	176	—	638	638	864	559,127	559,991
Construction - commercial residential	1,366	494	—	11,213	11,213	13,073	166,230	179,303
Construction - other	88	—	416	193	609	697	59,997	60,694
Total Real estate - construction	1,504	670	416	12,044	12,460	14,634	785,354	799,988
Consumer - direct	1,687	567	2,203	—	2,203	4,457	94,262	98,719
Consumer - indirect	2,308	501	237	—	237	3,046	166,823	169,869
Total Consumer	3,995	1,068	2,440	—	2,440	7,503	261,085	268,588
Leasing, other and overdrafts	483	276	81	1,425	1,506	2,265	155,870	158,135
	$40,194	$11,733	$15,291	$129,523	$144,814	$196,741	$13,641,861	$13,838,602

The following table presents TDRs as of December 31:

	2016	2015
	(in thousands)
Real-estate - residential mortgage	$27,617	$28,511
Real-estate - commercial mortgage	15,957	17,563
Construction - commercial residential	726	3,942
Commercial - secured	6,564	5,833
Real estate - home equity	8,594	4,556
Commercial - unsecured	63	120
Consumer - direct	20	19
Consumer - indirect	19	14
Total accruing TDRs	59,560	60,558
Non-accrual TDRs (1)	27,850	31,035
Total TDRs	$87,410	$91,593

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2016 and 2015, there were $3.6 million and $5.3 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs by class segment and type of concession for loans that were modified during the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial – secured:
Extend maturity with rate concession	—	$—	2	$127	3	$315
Extend maturity without rate concession	10	3,801	9	3,785	8	1,640
Commercial – unsecured:
Extend maturity without rate concession	2	103	1	38	—	—
Real estate - commercial mortgage:
Extend maturity with rate concession	—	—	5	2,014	1	60
Extend maturity without rate concession	—	—	4	639	7	6,781
Real estate - home equity:
Extend maturity with rate concession	—	—	2	36	—	—
Extend maturity without rate concession	89	4,484	3	203	—	—
Bankruptcy	47	2,671	52	2,501	30	1,551
Real estate – residential mortgage:
Extend maturity with rate concession	—	—	4	750	2	390
Extend maturity without rate concession	2	315	3	262	2	210
Bankruptcy	6	981	7	2,508	19	1,807
Construction - commercial residential:
Extend maturity without rate concession	—	—	1	1,535	3	3,616
Consumer - direct:
Bankruptcy	1	2	2	6	7	7
Consumer - indirect:
Bankruptcy	1	21	1	12	4	20

Total	158	$12,378	96	$14,416	86	$16,397

The following table presents TDRs, by class segment, as of December 31, 2016, 2015 and 2014 that were modified during the years ended December 31, 2016, 2015 and 2014 and had a post-modification payment default during their respective year of modification. The Corporation defines a payment default as a single missed scheduled payment:

	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	—	$—	—	$—	2	$1,803
Real estate - commercial mortgage	1	118	4	359	2	1,660
Real estate - residential mortgage	8	1,500	4	445	11	1,430
Commercial - secured	6	2,497	8	3,549	4	1,208
Commercial - unsecured	1	26	—	—	—	—
Real estate - home equity	28	1,836	13	763	11	961
Consumer - indirect	1	19	—	—	—	—
Consumer - direct	—	—	—	—	1	1
Total	45	$5,996	29	$5,116	31	$7,063

NOTE 5 – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2016	2015
	(in thousands)
Land	$36,097	$37,380
Buildings and improvements	293,836	297,018
Furniture and equipment	137,282	136,029
Construction in progress	21,096	16,585
	488,311	487,012
Less: Accumulated depreciation and amortization	(270,505)	(261,477)
	$217,806	$225,535

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the changes in goodwill:

	2016	2015
	(in thousands)
Goodwill	$530,593	$530,593
Non-amortizing intangible assets	963	963
Balance at end of year	$531,556	$531,556
All of the Corporation’s reporting units passed the 2016 goodwill impairment test, resulting in no goodwill impairment charges in 2016. All reporting units, with total allocated goodwill of $530.6 million, had fair values that exceeded net book values by approximately 62% in the aggregate.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the valuation of reporting units.

Non-amortizing intangible assets consist of trade name intangible assets.

NOTE 7 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2016	2015
	(in thousands)
Amortized cost:
Balance at beginning of year	$40,944	$42,148
Originations of mortgage servicing rights	5,485	6,166
Amortization expense	(7,607)	(7,370)
Balance at end of year	$38,822	$40,944

Valuation allowance:
Balance at beginning of year	$—	$—
Net additions to the valuation allowance	(1,291)	—
Balance at end of year	$(1,291)	$—

Net MSRs at end of year	$37,531	$40,944

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for estimated prepayments. Based on a fair value analysis, the Corporation determined that net additions of $1.3 million to the valuation allowance were appropriate during 2016. No valuation allowance was determined to be necessary as of December 31, 2015.

The estimated fair value of MSRs was $38.2 million and $45.3 million as of December 31, 2016 and 2015, respectively.
Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $7.6 million and $7.4 million in 2016 and 2015, respectively. Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2016 and the estimated remaining lives of the underlying loans, follows (in thousands):

Year
2017	$6,538
2018	6,087
2019	5,590
2020	5,043
2021	4,443

NOTE 8 – DEPOSITS
Deposits consisted of the following as of December 31:

	2016	2015
	(in thousands)
Noninterest-bearing demand	$4,376,137	$3,948,114
Interest-bearing demand	3,703,712	3,451,207
Savings and money market accounts	4,179,773	3,868,046
Time deposits	2,753,242	2,864,950
Total Deposits	$15,012,864	$14,132,317

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.2 billion as of both December 31, 2016 and 2015. Time deposits of $250,000 or more were $374.4 million and $359.9 million as of December 31, 2016 and 2015, respectively. The scheduled maturities of time deposits as of December 31, 2016 were as follows (in thousands):

Year
2017	$1,333,954
2018	376,599
2019	665,027
2020	182,473
2021	105,934
Thereafter	89,255
$2,753,242

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2016, 2015 and 2014 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31,			Maximum Outstanding
	2016	2015	2014	2016	2015	2014
	(in thousands)
Federal funds purchased	$278,570	$197,235	$6,219	$449,184	$266,338	$577,581
Short-term FHLB advances (1)	—	110,000	70,000	—	200,000	600,000
Customer repurchase agreements	195,734	111,496	158,394	221,989	212,509	244,729
Customer short-term promissory notes	67,013	78,932	95,106	77,887	93,176	95,106
	$541,317	$497,663	$329,719

(1) Represents FHLB advances with an original maturity term of less than one year.

As of December 31, 2016, the Corporation had aggregate availability under Federal funds lines of $1.1 billion, with $278.6 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities were pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2016 and 2015, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2016	2015	2014
	(dollars in thousands)
Amount outstanding as of December 31	$195,734	$111,496	$158,394
Weighted average interest rate as of December 31	0.10%	0.15%	0.13%
Average amount outstanding during the year	$184,978	$161,093	$197,432
Weighted average interest rate during the year	0.11%	0.10%	0.10%

FHLB advances with an original maturity of one year or more and long-term debt included the following as of December 31:

	2016	2015
	(in thousands)
FHLB advances	$567,240	$587,756
Subordinated debt	350,000	350,000
Junior subordinated deferrable interest debentures	16,496	16,496
Unamortized discounts and issuance costs	(4,333)	(4,710)
	$929,403	$949,542

Excluded from the preceding table is the Parent Company’s revolving line of credit with its subsidiary banks. As of December 31, 2016 and 2015, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $75.0 million, is secured by equity securities and insurance investments and bears interest at London Interbank Offered Rate ("LIBOR") for maturities of one month plus 2.00%. The amount that the Corporation is permitted to borrow under this commitment at any given time is subject to a formula based on a percentage of the value of the collateral pledged. Although balances drawn on the line of credit and related interest income and expense are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 2.50%. As of December 31, 2016, the Corporation had an additional borrowing capacity of approximately $3.1 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of FHLB advances with an original maturity of one year or more and long-term debt as of December 31, 2016 (in thousands):

Year
2017	$114,415
2018	—
2019	202,731
2020	142,370
2021	199,444
Thereafter	270,443
$929,403

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

During the third quarter of 2015, $150.0 million of TruPS, with a scheduled maturity of February 1, 2036 and an effective rate of approximately 6.52%, were redeemed. As a result of this transaction, the Corporation recorded a $5.6 million loss on redemption, included as a component of non-interest expense. The loss on redemption consisted of $1.8 million of unamortized issuance costs and $2.5 million, net of a $1.3 million tax effect, of unamortized losses on a cash flow hedge recorded in accumulated other comprehensive income.

As of December 31, 2016, the Parent Company owned all of the common stock of three subsidiary trusts, which have issued TruPS in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The TruPS are redeemable on specified dates, or earlier if certain events arise.

The following table provides details of the debentures as of December 31, 2016 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	3.49%	$6,186	06/30/34	03/31/17	100.0
Columbia Bancorp Statutory Trust II	Variable	2.85%	4,124	03/15/35	03/31/17	100.0
Columbia Bancorp Statutory Trust III	Variable	2.73%	6,186	06/15/35	03/31/17	100.0
			$16,496

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2016		2015
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$87,119	$863	$87,781	$1,291
Negative fair values	18,239	(227)	267	(16)
Net interest rate locks with customers		636		1,275
Forward Commitments
Positive fair values	70,031	2,223	69,045	205
Negative fair values	19,964	(112)	16,193	(24)
Net forward commitments		2,111		181
Interest Rate Swaps with Customers
Positive fair values	876,744	24,397	846,490	32,915
Negative fair values	583,060	(16,998)	8,757	(55)
Net interest rate swaps with customers		7,399		32,860
Interest Rate Swaps with Dealer Counterparties
Positive fair values	583,060	16,998	8,757	55
Negative fair values	876,744	(24,397)	846,490	(32,915)
Net interest rate swaps with dealer counterparties		(7,399)		(32,860)
Foreign Exchange Contracts with Customers
Positive fair values	11,674	504	4,897	114
Negative fair values	4,659	(221)	8,050	(184)
Net foreign exchange contracts with customers		283		(70)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	7,040	241	9,728	428
Negative fair values	12,869	(447)	6,899	(147)
Net foreign exchange contracts with correspondent banks		(206)		281
Net derivative fair value asset		$2,824		$1,667

The following table presents the fair value gains and losses on derivative financial instruments for the years ended December 31:

	2016	2015	2014	Statement of Income Classification
	(in thousands)
Interest rate locks with customers	$(639)	$(110)	$577	Mortgage banking income
Forward commitments	1,930	1,345	(2,422)	Mortgage banking income
Interest rate swaps with customers	(25,461)	13,342	20,406	Other non-interest expense
Interest rate swaps with counterparties	25,461	(13,342)	(20,406)	Other non-interest expense
Foreign exchange contracts with customers	353	(439)	688	Other service charges and fees
Foreign exchange contracts with correspondent banks	(487)	711	(880)	Other service charges and fees
Net fair value gains (losses) on derivative financial instruments	$1,157	$1,507	$(2,037)

The Corporation has elected to record mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2016 and 2015:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value Loss	Statement of Income Classification
	(in thousands)
December 31, 2016:
Mortgage loans held for sale	$28,708	$28,697	Loans held for sale	$(313)	Mortgage banking income
December 31, 2015:
Mortgage loans held for sale	16,584	16,886	Loans held for sale	(140)	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

The fair values of interest rate swap agreements and foreign exchange contracts the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets as they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements. The following table presents the financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets as of December 31:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2016
Interest rate swap derivative assets	$41,395	$(15,117)	$—	$26,278
Foreign exchange derivative assets with correspondent banks	241	(241)	—	—
Total	$41,636	$(15,358)	$—	$26,278

Interest rate swap derivative liabilities	$41,395	$(15,117)	$(4,010)	$22,268
Foreign exchange derivative liabilities with correspondent banks	447	(241)	(206)	—
Total	$41,842	$(15,358)	$(4,216)	$22,268

2015
Interest rate swap derivative assets	$32,970	$(55)	$—	$32,915
Foreign exchange derivative assets with correspondent banks	428	(147)	—	281
Total	$33,398	$(202)	$—	$33,196

Interest rate swap derivative liabilities	$32,970	$(55)	$(31,130)	$1,785
Foreign exchange derivative liabilities with correspondent banks	147	(147)	—	—
Total	$33,117	$(202)	$(31,130)	$1,785

(1)
For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)
Amounts represent cash collateral posted on interest rate swap transactions and foreign exchange contracts with financial institution counterparties. Interest rate swaps with customers are collateralized by the underlying loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

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
The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and become fully phased in on January 1, 2019.
When fully phased in, the U.S. Basel III Capital Rules will require the Corporation and its bank subsidiaries to:

•	Meet a minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital of 6.00% of risk-weighted assets;

•	Continue to require a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets;

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

When fully phased in on January 1, 2019, the Corporation and its bank subsidiaries will also be required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The required minimum capital conservation buffer began to be phased in incrementally, starting at 0.625%, on January 1, 2016, and increasing to 1.25% on January 1, 2017, and will continue to increase to 1.875% on January 1, 2018 and 2.50% on January 1, 2019. The rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel.
As of December 31, 2016, the Corporation believes its current capital levels would meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
As of December 31, 2016 and 2015, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2016 that management believes have changed the institutions’ categories.

The following table presents the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements for the Corporation and its four significant subsidiaries with total assets in excess of $1 billion, as of December 31, 2016, under the U.S. Basel III Capital Rules:

	2016
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,074,526	13.2%	$1,255,292	8.0%	N/A	N/A
Fulton Bank, N.A.	1,142,326	12.2	747,359	8.0	$934,199	10.0%
Fulton Bank of New Jersey	385,807	13.1	234,782	8.0	293,427	10.0
The Columbia Bank	203,890	12.2	133,836	8.0	167,294	10.0
Lafayette Ambassador Bank	175,254	14.6	96,100	8.0	120,125	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,637,150	10.4%	$941,469	6.0%	N/A	N/A
Fulton Bank, N.A	1,050,175	11.2	560,519	6.0	$747,359	8.0%
Fulton Bank of New Jersey	348,992	11.9	176,086	6.0	234,782	8.0
The Columbia Bank	185,983	11.1	100,377	6.0	133,836	8.0
Lafayette Ambassador Bank	166,186	13.8	72,075	6.0	96,100	8.0
Common Equity Tier I Capital (to Risk-weighted Assets):
Corporation	$1,637,150	10.4%	$706,102	4.5%	N/A	N/A
Fulton Bank, N.A	1,006,175	10.8	420,389	4.5	$607,229	6.5%
Fulton Bank of New Jersey	348,992	11.9	132,065	4.5	190,760	6.5
The Columbia Bank	185,983	11.1	72,282	4.5	108,741	6.5
Lafayette Ambassador Bank	166,186	13.8	54,056	4.5	78,081	6.5
Tier I Capital (to Average Assets):
Corporation	$1,637,150	9.0%	$727,745	4.0%	N/A	N/A
Fulton Bank, N.A	1,050,175	10.1	415,981	4.0	$519,977	5.0%
Fulton Bank of New Jersey	348,992	9.4	148,472	4.0	185,590	5.0
The Columbia Bank	185,983	8.6	86,310	4.0	107,888	5.0
Lafayette Ambassador Bank	166,186	10.9	61,129	4.0	76,412	5.0
N/A – Not applicable as "well capitalized" applies to banks only.

The following table presents the Total risk-based, Tier I risk-based and Tier I leverage requirements as of December 31, 2015, under U.S. Basel III Capital Rules:

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
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and primary regulator and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks was approximately $233 million as of December 31, 2016, based on the subsidiary banks maintaining enough capital to be considered well capitalized under the U.S. Basel III Capital Rules.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.

NOTE 12 – INCOME TAXES
The components of the provision for income taxes are as follows:

	2016	2015	2014
	(in thousands)
Current tax expense:
Federal	$33,872	$34,455	$32,957
State	1,698	2,042	1,126
	35,570	36,497	34,083
Deferred tax expense:
Federal	7,968	12,752	18,523
State	3,086	672	—
	11,054	13,424	18,523
Income tax expense	$46,624	$49,921	$52,606
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Tax credit investments	(7.0)	(5.2)	(4.9)
Tax-exempt income	(6.5)	(6.0)	(5.4)
State income taxes, net of federal benefit	1.2	1.9	1.2
Bank owned life insurance	(0.6)	(0.6)	(0.5)
Change in valuation allowance	0.3	(0.9)	(0.8)
Executive compensation	0.1	0.1	0.1
Other, net	(0.1)	0.7	(0.3)
Effective income tax rate	22.4%	25.0%	24.4%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$62,726	$62,846
Postretirement and defined benefit plans	12,659	13,070
Unrealized holding losses on securities available for sale	12,260	3,250
Deferred compensation	12,017	11,839
State loss carryforwards	9,820	11,170
Other accrued expenses	9,520	7,142
Other-than-temporary impairment of investments	5,187	5,501
Other	8,500	10,165
Total gross deferred tax assets	132,689	124,983
Deferred tax liabilities:
Direct leasing	27,663	20,309
Mortgage servicing rights	13,369	14,582
Acquisition premiums/discounts	9,167	8,897
Premises and equipment	5,625	5,955
Intangible assets	1,810	1,614
Other	12,530	9,593
Total gross deferred tax liabilities	70,164	60,950
Net deferred tax asset, before valuation allowance	62,525	64,033
Valuation allowance	(8,950)	(8,359)
Net deferred tax asset	$53,575	$55,674
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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2016 and 2015, the Corporation had state net operating loss carryforwards of approximately $391 million and $424 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2036.

The Corporation has $5.0 million of deferred tax assets resulting from unrealized other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. Other deferred tax assets include $2.5 million related to realized capital losses on sales of investment securities that have not been deducted on tax returns as there were no capital gains available for offset in the current or carryback periods. These losses will begin to expire in 2018. If sufficient capital gains are not realized during this period, some or all of this deferred tax asset may need to be written off through a charge to income tax expense. The Corporation currently believes that it has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties. As such, no valuation allowance for the deferred tax assets related to the realized or unrealized capital losses is considered to be necessary as of December 31, 2016.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2016.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2016	2015	2014
	(in thousands)
Balance at beginning of year	$2,373	$1,944	$1,651
Prior period tax positions	—	—	188
Current period tax positions	456	492	269
Lapse of statute of limitations	(391)	(63)	(164)
Balance at end of year	$2,438	$2,373	$1,944

As of December 31, 2016, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $845,000 of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $43,000 and $46,000 in 2016 and 2015, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2016 and 2015, total accrued interest and penalties related to unrecognized tax positions were approximately $574,000 and $531,000, respectively.

The Corporation and its subsidiaries file income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2013.

NOTE 13 – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2016	2015	2014
	(in thousands)
401(k) Retirement Plan	$7,418	$6,423	$8,643
Pension Plan	4,310	4,102	1,514
	$11,728	$10,525	$10,157

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

Contributions to the Defined Benefit Pension Plan ("Pension Plan") are actuarially determined and funded annually, if necessary. The Corporation recognizes the funded status of its Pension Plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income. The Pension Plan has been curtailed, with no additional benefits accruing to participants.

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2016	2015	2014
	(in thousands)
Service cost (1)	$688	$579	$367
Interest cost	3,520	3,405	3,413
Expected return on assets	(2,318)	(3,009)	(3,240)
Net amortization and deferral	2,420	3,127	974
Net periodic pension cost	$4,310	$4,102	$1,514

(1)
The Pension Plan was curtailed effective January 1, 2008. Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2016	2015
	(in thousands)
Projected benefit obligation at beginning of year	$84,736	$93,079
Service cost	688	579
Interest cost	3,520	3,405
Benefit payments	(5,172)	(3,904)
Change in assumptions	1,635	(7,722)
Experience gain	(44)	(701)
Projected benefit obligation at end of year	$85,363	$84,736

Fair value of plan assets at beginning of year	$46,971	$51,730
Employer contributions (1)	5,169	—
Actual return on plan assets	1,716	(855)
Benefit payments	(5,172)	(3,904)
Fair value of plan assets at end of year	$48,684	$46,971
(1) The Corporation funds at least the minimum amount required by the funding requirements of federal law and regulations. The corporation contributed $5.2 million to the Pension Plan during 2016. There were no contributions to the Pension Plan in 2015.

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2016	2015
	(in thousands)
Projected benefit obligation	$(85,363)	$(84,736)
Fair value of plan assets	48,684	46,971
Funded status	$(36,679)	$(37,765)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Gross of tax	Net of tax
	(in thousands)
Balance as of December 31, 2014	$38,082	$24,754
Recognized as a component of 2015 periodic pension cost	(3,127)	(2,033)
Unrecognized gains arising in 2015	(4,559)	(2,963)
Balance as of December 31, 2015	30,396	19,758
Recognized as a component of 2016 periodic pension cost	(2,420)	(1,573)
Unrecognized losses arising in 2016	2,193	1,425
Balance as of December 31, 2016	$30,169	$19,610

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2017 is expected to be $2.7 million.

The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2016	2015	2014
Discount rate-projected benefit obligation	4.00%	4.25%	3.75%
Expected long-term rate of return on plan assets	5.00%	6.00%	6.00%
As of December 31, 2016 and 2015, the discount rate used was determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.
The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2016 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2016		2015
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$12,689		$8,269
Equity common trust funds	7,936		6,350
Equity securities	20,625	42.4%	14,619	31.1%
Cash and money market funds	7,149		8,196
Fixed income mutual funds	10,540		9,578
Corporate debt securities	3,252		3,749
U.S. Government agency securities	496		2,881
Fixed income securities and cash	21,437	44.0%	24,404	52.0%
Other alternative investment funds	6,622	13.6%	7,948	16.9%
	$48,684	100.0%	$46,971	100.0%

Investment allocation decisions are made by a retirement plan committee. The goal of the investment allocation strategy is to match certain benefit obligations with maturities of fixed income securities. Pension Plan assets are invested with a balanced objective, with target asset allocations of approximately 50% in equities, 40% in fixed income securities and cash and 10% in alternative investments. Alternative investments may include managed futures, commodities, real estate investment trusts, master limited partnerships, and long-short strategies with traditional stocks and bonds. All alternative investments are in the form of mutual funds, not individual contracts, to enable daily liquidity.

The fair values for all assets held by the Pension Plan, excluding equity common trust funds, are based on quoted prices for identical instruments and would be categorized as Level 1 assets under FASB ASC Topic 810. Equity common trust funds would be categorized as Level 2 assets under FASB ASC Topic 810.
Estimated future benefit payments are as follows (in thousands):

Year
2017	$3,409
2018	3,742
2019	3,831
2020	4,213
2021	4,410
2022 – 2026	24,219
$43,824

Postretirement Benefits

The Corporation provides medical benefits and life insurance benefits under a postretirement benefits plan ("Postretirement Plan") to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Prior to February 1, 2014, certain full-time employees became eligible for these discretionary benefits if they reached retirement age while working for the Corporation. The Corporation recognizes the funded status of the postretirement plan on the consolidated balance sheets and recognizes the changes in that funded status through other comprehensive income.

In 2015, the Corporation amended the postretirement plan to eliminate a death benefit provision and to fix the cost of health insurance premiums paid for by each participant. This amendment resulted in a $2.5 million decrease in the postretirement benefit obligation that will be amortized to income over the estimated average remaining life of plan participants, or approximately 14 years.

In 2014, the Corporation amended the Postretirement Plan, making all active full-time employees ineligible for benefits under this plan. As a result of this amendment, the Corporation recorded a $1.5 million curtailment gain as a reduction to salaries and employee benefits expense in 2014. The curtailment gain resulted from the recognition of the remaining pre-curtailment prior service cost as of December 31, 2013. In addition, this amendment resulted in a $3.4 million decrease in the accumulated postretirement benefit obligation and a corresponding increase in unrecognized prior service cost credits.

The components of the net (benefit) expense for postretirement benefits other than pensions are as follows:

	2016	2015	2014
	(in thousands)
Service cost	$—	$—	$15
Interest cost	85	206	206
Net amortization and deferral	(551)	(258)	(347)
Net postretirement benefit cost	$(466)	$(52)	$(126)

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2016	2015
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$2,875	$5,552
Interest cost	85	206
Benefit payments	(282)	(251)
Experience gain	(732)	189
Change in assumptions	(20)	(2,821)
Accumulated postretirement benefit obligation at end of year	$1,926	$2,875

Fair value of plan assets at beginning of year	$15	$8
Employer contributions	270	258
Benefit payments	(282)	(251)
Fair value of plan assets at end of year	$3	$15

The following table presents the funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31:

	2016	2015
	(in thousands)
Accumulated postretirement benefit obligation	$(1,926)	$(2,875)
Fair value of plan assets	3	15
Funded status	$(1,923)	$(2,860)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Gross of tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2014	$(3,123)	$(336)	$(3,459)	$(2,249)
Recognized as a component of 2015 postretirement benefit cost	258	—	258	168
Unrecognized gains arising in 2015	(2,469)	(172)	(2,641)	(1,717)
Balance as of December 31, 2015	(5,334)	(508)	(5,842)	(3,798)
Recognized as a component of 2016 postretirement benefit cost	465	86	551	358
Unrecognized gains arising in 2016	—	(761)	(761)	(495)
Balance as of December 31, 2016	$(4,869)	$(1,183)	$(6,052)	$(3,935)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2016	2015	2014
Discount rate-projected benefit obligation	4.25%	4.25%	3.75%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
As of December 31, 2016 and 2015, the discount rate used to calculate the accumulated postretirement benefit obligation was determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2017	$237
2018	222
2019	207
2020	193
2021	178
2022 – 2026	695
$1,732

NOTE 14 – SHAREHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2016:
Unrealized loss on securities	$(22,907)	$8,016	$(14,891)
Reclassification adjustment for securities gains included in net income (1)	(2,550)	893	(1,657)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	(285)	100	(185)
Amortization of unrealized loss on derivative financial instruments (2)	25	(9)	16
Unrecognized pension and postretirement cost	(1,432)	501	(931)
Amortization of net unrecognized pension and postretirement items (3)	1,869	(653)	1,216
Total Other Comprehensive Loss	$(25,280)	$8,848	$(16,432)
2015:
Unrealized loss on securities	$(11,872)	$4,155	$(7,717)
Reclassification adjustment for securities gains included in net income (1)	(9,066)	3,174	(5,892)
Reclassification adjustment for loss on derivative financial instruments included in net income (2)	3,778	(1,322)	2,456
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	368	(129)	239
Amortization of unrealized loss on derivative financial instruments (2)	115	(40)	75
Unrecognized pension and postretirement cost	7,200	(2,520)	4,680
Amortization of net unrecognized pension and postretirement items (3)	2,869	(1,005)	1,864
Total Other Comprehensive Loss	$(6,608)	$2,313	$(4,295)
2014:
Unrealized gain on securities	$51,901	$(18,167)	$33,734
Reclassification adjustment for securities gains included in net income (1)	(2,041)	714	(1,327)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	1,200	(420)	780
Amortization of unrealized loss on derivative financial instruments (2)	209	(73)	136
Reclass adjustment for postretirement plan gain included in net income (3)	(1,452)	508	(944)
Unrecognized pension and postretirement income	(20,258)	7,090	(13,168)
Amortization of net unrecognized pension and postretirement items (3)	627	(219)	408
Total Other Comprehensive Income	$30,186	$(10,567)	$19,619

(1)
Amounts reclassified out of accumulated other comprehensive loss. Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See "Note 3 - Investment Securities," for additional details.

(2)	Amounts reclassified out of accumulated other comprehensive loss. Before-tax amounts included in "Interest Expense" on the consolidated statements of income.

(3)
Amounts reclassified out of accumulated other comprehensive loss. Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See "Note 13 - Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Cost)	Total
	(in thousands)
Balance as of December 31, 2013	$(27,510)	$1,652	$(2,682)	$(8,801)	$(37,341)
Other comprehensive income (loss) before reclassifications	33,734	780	—	(14,112)	20,402
Amounts reclassified from accumulated other comprehensive income (loss)	(244)	(1,083)	136	408	(783)
Balance as of December 31, 2014	5,980	1,349	(2,546)	(22,505)	(17,722)
Other comprehensive income (loss) before reclassifications	(7,717)	239	—	4,680	(2,798)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,762)	(1,130)	75	1,864	(3,953)
Reclassification adjustment for loss on derivative financial instruments	—	—	2,456	—	2,456
Balance as of December 31, 2015	(6,499)	458	(15)	(15,961)	(22,017)
Other comprehensive income (loss) before reclassifications	(14,891)	(185)	—	(931)	(16,007)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,657)	—	15	1,217	(425)
Balance as of December 31, 2016	$(23,047)	$273	$—	$(15,675)	$(38,449)

Common Stock Repurchase Plans

In November 2016, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2017. Repurchased shares will be added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. During 2016, 1.5 million shares were repurchased under this program for a total cost of $18.5 million, or $12.48 per share. As of December 31, 2016, up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2017.

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

In 2014, the Corporation repurchased outstanding shares of its common stock under various repurchase programs approved by its board of directors. A total of 8.0 million shares were repurchased for $95.2 million, or an average cost of $11.91 per share.

In addition to the repurchases discussed above, in November 2014, the Corporation entered into an accelerated share repurchase agreement ("ASR") with a third party to repurchase $100 million of shares of its common stock. Under the terms of the ASR, the Corporation paid $100 million to the third party in November 2014 and received an initial delivery of 6.5 million shares, representing 80% of the shares expected to be delivered under the ASR, based on the closing price for the Corporation’s shares on November 13, 2014. In April 2015, the third party delivered an additional 1.8 million shares of common stock pursuant to the terms of the ASR, thereby completing the $100.0 million ASR. The Corporation repurchased a total of 8.3 million shares of common stock under the ASR at an average price of $12.05 per share.

NOTE 15 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2016	2015	2014
	(in thousands)
Compensation expense	$6,556	$5,938	$5,865
Tax benefit	(2,679)	(2,011)	(1,608)
Stock-based compensation, net of tax	$3,877	$3,927	$4,257

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 40.9%, 33.9% and 27.4% in 2016, 2015 and 2014, respectively. These percentages differ from the Corporation’s 35% statutory federal tax rate. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs and PSUs. Tax benefits less than the 35% statutory federal tax rate resulted from incentive stock options, for which a tax benefit is not recognized during the vesting period. Tax benefits in excess of the 35% statutory federal tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised.
The following table presents compensation expense and related tax benefits for restricted stock awards, RSUs and PSUs recognized in the consolidated statements of income, and included as a component of total stock-based compensation in the preceding table:

	2016	2015	2014
	(in thousands)
Compensation expense	$6,165	$4,646	$4,345
Tax benefit	(2,158)	(1,626)	(1,510)
Restricted stock compensation, net of tax	$4,007	$3,020	$2,835
The following table provides information about stock option activity for the year ended December 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2015	2,980,087	$12.31
Exercised	(920,924)	11.70
Forfeited	(263,685)	14.33
Expired	(465,295)	16.19
Outstanding as of December 31, 2016	1,330,183	$10.98	4.7 years	$10.4
Exercisable as of December 31, 2016	1,247,736	$10.87	4.5 years	$9.9

The following table provides information about nonvested stock options, restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2016:

	Nonvested Stock Options		Restricted Stock/RSUs/PSUs
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2015	349,852	$2.82	1,388,389	$12.16
Granted	—	—	447,130	13.86
Vested	(247,727)	2.71	(292,583)	11.73
Forfeited	(19,678)	2.84	(17,221)	12.20
Nonvested as of December 31, 2016	82,447	$3.14	1,525,715	$12.74

As of December 31, 2016, there was $8.4 million of total unrecognized compensation cost related to nonvested stock options, restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2016, the Employee Equity Plan had 11.4 million shares reserved for future grants through 2023, and the Directors’ Plan had 371,000 shares reserved for future grants through 2021.

The following table presents information about stock options exercised:

	2016	2015	2014
	(dollars in thousands)
Number of options exercised	920,924	490,151	215,047
Total intrinsic value of options exercised	$4,619	$1,442	$568
Cash received from options exercised	$10,240	$4,936	$2,068
Tax deduction realized from options exercised	$4,328	$1,389	$530

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of stock option awards under the Employee Equity Plan was estimated on the grant date using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the table below. No options were granted in 2016 and 2015 under the Employee Equity Plan.

2014
Risk-free interest rate	2.44%
Volatility of Corporation’s stock	28.05%
Expected dividend yield	2.36%
Expected life of options	7 Years

The expected life of the options was estimated based on historical activity. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the options. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the options on the date of the grant.
Based on the assumptions above, the Corporation calculated an estimated fair value per option of $3.14 for options granted in 2014. The Corporation granted 288,626 options in 2014, including 50,000 non-qualified stock options.
The fair value of certain PSUs with market-based performance conditions granted in 2016 under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2016	2015	2014
Risk-free interest rate	0.92%	0.86%	0.91%
Volatility of Corporation’s stock	20.75%	20.08%	29.63%
Expected life of PSUs	3 Years	3 Years	3 Years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU granted in 2016 of $11.23.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2016	2015	2014
ESPP shares purchased	109,665	121,890	132,640
Average purchase price per share (85% of market value)	$12.37	$10.86	$10.31
Compensation expense recognized (in thousands)	$240	$234	$241

NOTE 16 – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2036. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.4 million in 2016, $18.1 million in 2015 and $18.1 million in 2014.

Future minimum payments as of December 31, 2016 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2017	$16,330
2018	14,206
2019	12,286
2020	11,040
2021	9,396
Thereafter	44,395
$107,653

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

The following table presents commitments to extend credit and letters of credit:

	2016	2015
	(in thousands)
Commercial and other	$3,673,815	$3,518,960
Home equity	1,368,465	1,300,062
Commercial mortgage and construction	1,033,287	965,116
Total commitments to extend credit	$6,075,567	$5,784,138

Standby letters of credit	$356,359	$374,729
Commercial letters of credit	38,901	39,529
Total letters of credit	$395,260	$414,258

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

The Corporation provides customary representations and warranties to government sponsored agencies and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored agency or investor. The Corporation may be required to repurchase a loan or reimburse the government sponsored agency or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of December 31, 2016 and 2015, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). No loans were sold under this program since 2011. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of December 31, 2016, the unpaid principal balance of loans sold under the MPF Program was approximately $104 million. As of December 31, 2016 and 2015, the reserves for estimated credit losses related to loans sold under the MPF Program were $1.7 million and $1.8 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit loss methodology for residential mortgage loans.

As of December 31, 2016 and 2015, the reserve for losses on residential mortgage loans sold was $2.5 million and $2.6 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of December 31, 2016 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

Fair Lending Investigation

During the second quarter of 2015, Fulton Bank, N.A., the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the "Department") indicating that the Department had initiated an investigation regarding potential violations of fair lending laws (specifically, the Equal Credit Opportunity Act and the Fair Housing Act) by Fulton Bank, N.A. in certain geographies. Fulton Bank, N.A. has been and is cooperating with the Department and responding to the Department’s requests for information. During the third quarter of 2016, the Department informed the Corporation, Fulton Bank, N.A., and three of the Corporation’s other bank subsidiaries, Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank, that the Department was expanding its investigation of potential lending discrimination on the basis of race and national origin to encompass additional geographies that were not included in the initial letter from the Department. In addition to requesting information concerning the lending activities of these bank subsidiaries, the Department also requested information concerning the Corporation and the residential mortgage lending activities conducted under the Fulton Mortgage Company brand, the trade name used by all of the Corporation’s bank subsidiaries for residential mortgage lending. The investigation relates to lending activities during the period January 1, 2009 to the present. The Corporation and the identified bank subsidiaries are cooperating with the Department and responding to the Department’s requests for information. The Corporation and its bank subsidiaries are not able at this time to determine the terms on which this investigation will be resolved or the timing of such resolution, or to reliably estimate the amounts of any settlement, fines or other penalties or the cost of any other remedial actions, if enforcement action is taken. In addition, should the investigation result in an enforcement action against the Corporation or its bank subsidiaries, or a settlement with the Department, the ability of the Corporation and its bank subsidiaries to engage in certain expansion or other activities may be restricted.

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. (“Ameriprise”) and Riverview Bank (“Riverview”), have been named as defendants in a lawsuit brought on behalf of a group of 67 plaintiffs filed on March 31, 2016, in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action, who are individuals, trustees of certain irrevocable trusts, or the executors of the estates of deceased individuals, were clients of Jeffrey M. Mottern, a now-deceased attorney, who is alleged to have operated a fraud scheme over a period of years through the sale of fictitious high-yield investments or by otherwise misappropriating funds entrusted to Mr. Mottern. Mr. Mottern is alleged to have used the proceeds of these activities to engage in speculative securities trading through defendant Ameriprise, which caused significant losses, and for Mr. Mottern’s personal expenses. The allegations against the Bank relate to a commercial checking account at the Bank maintained by Mr. Mottern in connection with Mr. Mottern’s law practice. The lawsuit alleges that the Bank is liable to the plaintiffs for failing to properly monitor Mr. Mottern’s checking account and detect Mr. Mottern’s fraudulent activity, and specifically alleges that the Bank aided and abetted Mr. Mottern’s: (1) fraud; (2) breach of fiduciary duty; (3) violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (4) conversion. Similar claims have been asserted against Ameriprise and Riverview, which allegedly maintained a personal brokerage account and a trust account for client or other third-party funds, respectively, for Mr. Mottern. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. On April 29, 2016, the Bank filed a Notice of Removal to remove this lawsuit to the United States District Court for the Middle District of Pennsylvania. On May 31, 2016, the plaintiffs filed a motion to remand the lawsuit to the Court of Common Pleas for Dauphin County, Pennsylvania. On October 24, 2016, the District Court granted the plaintiffs' motion and the lawsuit was remanded back to the Court of Common Pleas for Dauphin County. All defendants subsequently filed preliminary objections to the Complaint, including objections that, if granted, would result in dismissal of the case.

NOTE 18 – FAIR VALUE MEASUREMENTS
All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized based on the method of their fair value determination.
The following tables summarizes the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets as of December 31:

	2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$28,697	$—	$28,697
Available for sale investment securities:
Equity securities	24,526	—	—	24,526
U.S. Government sponsored agency securities	—	134	—	134
State and municipal securities	—	391,641	—	391,641
Corporate debt securities	—	106,537	2,872	109,409
Collateralized mortgage obligations	—	593,860	—	593,860
Mortgage-backed securities	—	1,342,401	—	1,342,401
Auction rate securities	—	—	97,256	97,256
Total available for sale investment securities	24,526	2,434,573	100,128	2,559,227
Other assets	17,111	44,481	—	61,592
Total assets	$41,637	$2,507,751	$100,128	$2,649,516
Other liabilities	$17,032	$41,734	$—	$58,766

	2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$16,886	$—	$16,886
Available for sale investment securities:
Equity securities	21,514	—	—	21,514
U.S. Government sponsored agency securities	—	25,136	—	25,136
State and municipal securities	—	262,765	—	262,765
Corporate debt securities	—	93,619	3,336	96,955
Collateralized mortgage obligations	—	821,509	—	821,509
Mortgage-backed securities	—	1,158,835	—	1,158,835
Auction rate securities	—	—	98,059	98,059
Total available for sale investment securities	21,514	2,361,864	101,395	2,484,773
Other assets	16,129	34,465	—	50,594
Total assets	$37,643	$2,413,215	$101,395	$2,552,253
Other liabilities	$15,914	$33,010	$—	$48,924
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2016 and 2015 were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of stocks of financial institutions ($23.5 million at December 31, 2016 and $20.6 million at December 31, 2015) and other equity investments ($1.0 million at December 31, 2016 and $914,000 at December 31, 2015). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated and senior debt issued by financial institutions ($65.2 million at December 31, 2016 and $53.1 million at December 31, 2015), single-issuer trust preferred securities issued by financial institutions ($39.8 million at December 31, 2016 and $39.1 million at December 31, 2015), pooled trust preferred securities issued by financial institutions ($422,000 at December 31, 2016 and $706,000 at December 31, 2015) and other corporate debt issued by non-financial institutions ($4.0 million at December 31, 2016 and 2015).

Level 2 investments include subordinated debt, other corporate debt issued by non-financial institutions and $37.3 million and $36.5 million of single-issuer trust preferred securities held at December 31, 2016 and 2015, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation's investments in pooled trust preferred securities ($422,000 at December 31, 2016 and $706,000 at December 31, 2015) and certain single-issuer trust preferred securities ($2.5 million at December 31, 2016 and $2.6 million at December 31, 2015). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($16.4 million at December 31, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($745,000 at December 31, 2016 and $542,000 at December 31, 2015). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.1 million at December 31, 2016 and $1.5 million at December 31, 2015) and the fair value of interest rate swaps ($41.4 million at December 31, 2016 and $33.0 million at December 31, 2015). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 10 - Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($16.4 million at December 31, 2016 and $15.6 million at December 31, 2015) and the fair value of foreign currency exchange contracts ($668,000 at December 31, 2016 and $331,000 at December 31, 2015). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets," above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($339,000 at December 31, 2016 and $40,000 at December 31, 2015) and the fair value of interest rate swaps ($41.4 million at December 31, 2016 and $33.0 million at December 31, 2015). The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Other assets" above.

The following table presents the changes in available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance as of December 31, 2014	$4,088	$3,820	$100,941
Unrealized adjustments to fair value (1)	366	(230)	(903)
Sales	(3,633)	—	—
Settlements - calls	(117)	(970)	(2,446)
Discount accretion (2)	2	10	467
Balance as of December 31, 2015	706	2,630	98,059
Unrealized adjustments to fair value (1)	(286)	(190)	(1,246)
Discount accretion (2)	2	10	443
Balance as of December 31, 2016	$422	$2,450	$97,256

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

Certain financial assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation's financial assets measured at fair value on a nonrecurring basis and reported on the consolidated balance sheets at December 31:

	2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$132,576	$132,576
Other financial assets	—	—	50,347	50,347
Total assets	$—	$—	$182,923	$182,923

	2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$138,491	$138,491
Other financial assets	—	—	52,043	52,043
Total assets	$—	$—	$190,534	$190,534

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

•
Other financial assets – This category includes OREO ($12.8 million at December 31, 2016 and $11.1 million at December 31, 2015) and MSRs ($37.5 million at December 31, 2016 and $40.9 million at December 31, 2015), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation, prepared by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2016 valuation were 12.6% and 10.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2016 and 2015. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2016		2015
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$118,763	$118,763	$101,120	$101,120
Interest-bearing deposits with other banks	233,763	233,763	230,300	230,300
Federal Reserve Bank and FHLB stock	57,489	57,489	62,216	62,216
Loans held for sale (1)	28,697	28,697	16,886	16,886
Securities available for sale (1)	2,559,227	2,559,227	2,484,773	2,484,773
Net Loans (1)	14,530,593	14,387,454	13,669,548	13,540,903
Accrued interest receivable	46,294	46,294	42,767	42,767
Other financial assets (1)	206,132	206,132	166,920	166,920
FINANCIAL LIABILITIES
Demand and savings deposits	$12,259,622	$12,259,622	$11,267,367	$11,267,367
Time deposits	2,753,242	2,769,757	2,864,950	2,862,868
Short-term borrowings	541,317	541,317	497,663	497,663
Accrued interest payable	9,632	9,632	10,724	10,724
Other financial liabilities (1)	216,080	216,080	190,927	190,927
FHLB advances and long-term debt	929,403	928,167	949,542	959,315

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

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands)

	December 31			December 31
	2016	2015		2016	2015
ASSETS			LIABILITIES AND EQUITY
Cash	$8,568	$—	Long-term debt	$362,005	$361,504
Other assets	5,648	4,337	Payable to non-bank subsidiaries	183,152	188,087
Receivable from subsidiaries	46,715	29,249	Other liabilities	77,538	77,263
			Total Liabilities	622,695	626,854
Investments in:
Bank subsidiaries	2,265,264	2,226,975
Non-bank subsidiaries	417,615	408,187	Shareholders’ equity	2,121,115	2,041,894
Total Assets	$2,743,810	$2,668,748	Total Liabilities and Shareholders’ Equity	$2,743,810	$2,668,748

CONDENSED STATEMENTS OF INCOME

	2016	2015	2014
	(in thousands)
Income:
Dividends from subsidiaries	$115,000	$114,000	$139,150
Other (1)	148,577	141,241	120,543
	263,577	255,241	259,693
Expenses	177,835	176,457	152,243
Income before income taxes and equity in undistributed net income of subsidiaries	85,742	78,784	107,450
Income tax benefit	(10,543)	(11,834)	(10,549)
	96,285	90,618	117,999
Equity in undistributed net income (loss) of:
Bank subsidiaries	58,477	60,806	33,134
Non-bank subsidiaries	6,863	(1,922)	6,761
Net Income	$161,625	$149,502	$157,894
(1) Consists primarily of management fees received from subsidiary banks.

CONDENSED STATEMENTS OF CASH FLOWS

	2016	2015	2014
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$161,625	$149,502	$157,894
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,556	5,938	5,865
Excess tax benefits from stock-based compensation	(964)	(201)	(81)
(Increase) decrease in other assets	(16,585)	2,806	(7,120)
Equity in undistributed net income of subsidiaries	(65,340)	(58,884)	(39,895)
Loss on redemption of trust preferred securities	—	5,626	—
(Decrease) increase in other liabilities and payable to non-bank subsidiaries	(5,928)	106,490	37,354
Total adjustments	(82,261)	61,775	(3,877)
Net cash provided by operating activities	79,364	211,277	154,017
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of long-term debt	—	(254,640)	—
Additions to long-term debt	—	147,779	97,113
Net proceeds from issuance of common stock	16,167	10,607	8,201
Excess tax benefits from stock-based compensation	964	201	81
Dividends paid	(69,382)	(65,361)	(64,028)
Acquisition of treasury stock	(18,545)	(50,000)	(175,255)
Deferred accelerated stock repurchase payment	—	—	(20,000)
Net cash used in financing activities	(70,796)	(211,414)	(153,888)
Net Increase (Decrease) in Cash and Cash Equivalents	8,568	(137)	129
Cash and Cash Equivalents at Beginning of Year	—	137	8
Cash and Cash Equivalents at End of Year	$8,568	$—	$137

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.

/s/ E. PHILIP WENGER
E. Philip Wenger Chairman, Chief Executive Officer and President

/s/ PHILMER H. ROHRBAUGH
Philmer H. Rohrbaugh Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Fulton Financial Corporation:
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fulton Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fulton Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 27, 2017

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
2016
Interest income	$149,311	$149,309	$151,468	$153,012
Interest expense	20,257	20,393	20,903	20,775
Net interest income	129,054	128,916	130,565	132,237
Provision for credit losses	1,530	2,511	4,141	5,000
Non-interest income	43,137	46,137	48,149	52,755
Non-interest expenses	120,413	121,637	119,848	127,621
Income before income taxes	50,248	50,905	54,725	52,371
Income tax expense	11,991	11,155	13,257	10,221
Net income	$38,257	$39,750	$41,468	$42,150
Per share data:
Net income (basic)	$0.22	$0.23	$0.24	$0.24
Net income (diluted)	0.22	0.23	0.24	0.24
Cash dividends	0.09	0.10	0.10	0.12
2015
Interest income	$145,772	$144,229	$146,228	$147,560
Interest expense	22,191	21,309	20,534	19,761
Net interest income	123,581	122,920	125,694	127,799
Provision for credit losses	(3,700)	2,200	1,000	2,750
Non-interest income	44,737	46,489	44,774	45,839
Non-interest expenses	118,478	118,354	124,889	118,439
Income before income taxes	53,540	48,855	44,579	52,449
Income tax expense	13,504	12,175	10,328	13,914
Net income	$40,036	$36,680	$34,251	$38,535
Per share data:
Net income (basic)	$0.22	$0.21	$0.20	$0.22
Net income (diluted)	0.22	0.21	0.20	0.22
Cash dividends	0.09	0.09	0.09	0.11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2017 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2017 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2017 Proxy Statement, and the information appearing in "Note 4 - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2017 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2016 and 2015.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2016, 2015 and 2014.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015 and 2014.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2016, 2015 and 2014.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.
Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.	Exhibits - The information required by this Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the Signatures page of this Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 27, 2017	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ LISA CRUTCHFIELD	Director	February 27, 2017
Lisa Crutchfield

/S/ MICHAEL J. DEPORTER	Executive Vice President and Controller (Principal Accounting Officer)	February 27, 2017
Michael J. DePorter

/S/ DENISE L. DEVINE	Director	February 27, 2017
Denise L. Devine

/S/ PATRICK J. FREER	Director	February 27, 2017
Patrick J. Freer

/S/ GEORGE W. HODGES	Director	February 27, 2017
George W. Hodges

/S/ ALBERT MORRISON, III	Director	February 27, 2017
Albert Morrison, III

/S/ JAMES R. MOXLEY, III	Director	February 27, 2017
James R. Moxley, III

/S/ PHILMER H. ROHRBAUGH	Senior Executive Vice President,	February 27, 2017
Philmer H. Rohrbaugh	Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Signature	Capacity	Date

/S/ R. SCOTT SMITH, JR.	Director	February 27, 2017
R. Scott Smith, Jr.

/S/ SCOTT A. SNYDER	Director	February 27, 2017
Scott A. Snyder

/S/ RONALD H. SPAIR	Director	February 27, 2017
Ronald H. Spair

/S/ MARK F. STRAUSS	Director	February 27, 2017
Mark F. Strauss

/S/ ERNEST J. WATERS	Director	February 27, 2017
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2017
E. Philip Wenger

EXHIBIT INDEX

Exhibits Required Pursuant to Item 601 of Regulation S-K

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report Form 8-K dated June 24, 2011.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated September 16, 2014.
4.1
First Supplemental Indenture entered into on May 1, 2007 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $100 million aggregate principal amount of 5.75% subordinated notes due May 1, 2017 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 1, 2007.

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

10.8
Employment Agreement between Fulton Financial Corporation and Beth Ann L. Chivinski dated April 1, 2014 - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 3, 2016.

10.9
Form of Death Benefit Only Agreement to Senior Management – Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10K for the fiscal year ended December 31, 2006.

10.10
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated May 3, 2013.

10.11
Amendment No. 1 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

10.12
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K dated June 19, 2013.

10.13
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 26, 2014.

10.14
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.15
Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated July 11, 2016 - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

10.16	Fulton Financial Corporation 2011 Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, dated March 24, 2011.
10.17
Form of Restricted Stock Award Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for quarterly period ended June 30, 2011.

10.18
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K dated March 24, 2014.

10.19
Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K dated November 12, 2014.

12	Computation of Consolidated Ratios of Earnings to Fixed Charges - filed herewith.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.