Form 10-Q
period 2017-03-31
FULTON FINANCIAL CORP
filed 2017-05-05
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20459

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017, or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value –174,816,000 shares outstanding as of April 28, 2017.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$93,844	$118,763
Interest-bearing deposits with other banks	284,750	233,763
Federal Reserve Bank and Federal Home Loan Bank stock	65,637	57,489
Loans held for sale	24,783	28,697
Available for sale investment securities	2,506,017	2,559,227
Loans, net of unearned income	14,963,177	14,699,272
Less: Allowance for loan losses	(170,076)	(168,679)
Net Loans	14,793,101	14,530,593
Premises and equipment	216,171	217,806
Accrued interest receivable	46,355	46,294
Goodwill and intangible assets	531,556	531,556
Other assets	616,362	620,059
Total Assets	$19,178,576	$18,944,247
LIABILITIES
Deposits:
Noninterest-bearing	$4,417,733	$4,376,137
Interest-bearing	10,672,611	10,636,727
Total Deposits	15,090,344	15,012,864
Short-term borrowings:
Federal funds purchased	54,421	278,570
Other short-term borrowings	398,896	262,747
Total Short-Term Borrowings	453,317	541,317
Accrued interest payable	12,506	9,632
Other liabilities	329,817	329,916
Federal Home Loan Bank advances and long-term debt	1,137,909	929,403
Total Liabilities	17,023,893	16,823,132
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 220.1 million shares issued in 2017 and 219.9 million shares issued in 2016	550,292	549,707
Additional paid-in capital	1,471,601	1,467,602
Retained earnings	756,305	732,099
Accumulated other comprehensive loss	(34,552)	(38,449)
Treasury stock, at cost, 45.8 million shares in 2017 and 2016	(588,963)	(589,844)
Total Shareholders’ Equity	2,154,683	2,121,115
Total Liabilities and Shareholders’ Equity	$19,178,576	$18,944,247

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2017	2016
INTEREST INCOME
Loans, including fees	$142,566	$134,079
Investment securities:
Taxable	11,914	12,003
Tax-exempt	2,849	2,040
Dividends	129	160
Loans held for sale	187	131
Other interest income	842	898
Total Interest Income	158,487	149,311
INTEREST EXPENSE
Deposits	11,801	10,727
Short-term borrowings	855	268
Long-term debt	8,252	9,262
Total Interest Expense	20,908	20,257
Net Interest Income	137,579	129,054
Provision for credit losses	4,800	1,530
Net Interest Income After Provision for Credit Losses	132,779	127,524
NON-INTEREST INCOME
Other service charges and fees	12,437	10,750
Service charges on deposit accounts	12,400	12,558
Investment management and trust services	11,808	10,988
Mortgage banking income	4,596	4,030
Investment securities gains, net	1,106	947
Other	4,326	3,864
Total Non-Interest Income	46,673	43,137
NON-INTEREST EXPENSE
Salaries and employee benefits	69,236	69,372
Net occupancy expense	12,663	12,220
Other outside services	5,546	6,056
Software	4,693	3,921
Data processing	4,286	5,400
Equipment expense	3,359	3,371
Professional fees	2,737	2,333
FDIC insurance expense	2,058	2,949
Marketing	1,986	1,624
Other	15,711	13,167
Total Non-Interest Expense	122,275	120,413
Income Before Income Taxes	57,177	50,248
Income taxes	13,797	11,991
Net Income	$43,380	$38,257

PER SHARE:
Net Income (Basic)	$0.25	$0.22
Net Income (Diluted)	0.25	0.22
Cash Dividends	0.11	0.09
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2017	2016

Net Income	$43,380	$38,257
Other Comprehensive Income, net of tax:
Unrealized gain on securities	4,273	17,026
Reclassification adjustment for securities gains included in net income	(719)	(616)
Amortization of unrealized loss on derivative financial instruments	—	4
Amortization of net unrecognized pension and postretirement items	343	466
Other Comprehensive Income	3,897	16,880
Total Comprehensive Income	$47,277	$55,137

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				43,380			43,380
Other comprehensive income					3,897		3,897
Stock issued	303	585	3,265			881	4,731
Stock-based compensation awards			734				734
Common stock cash dividends - $0.11 per share				(19,174)			(19,174)
Balance at March 31, 2017	174,343	$550,292	$1,471,601	$756,305	$(34,552)	$(588,963)	$2,154,683

Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894
Net income				38,257			38,257
Other comprehensive loss					16,880		16,880
Stock issued, including related tax benefits	134	121	345			1,181	1,647
Stock-based compensation awards			1,436				1,436
Acquisition of treasury stock	(917)					(11,196)	(11,196)
Common stock cash dividends - $0.09 per share				(15,609)			(15,609)
Balance at March 31, 2016	173,393	$547,262	$1,452,471	$664,236	$(5,137)	$(585,523)	$2,073,309

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,380	$38,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,800	1,530
Depreciation and amortization of premises and equipment	7,032	6,949
Net amortization of investment securities premiums	2,416	2,055
Investment securities gains, net	(1,106)	(947)
Gain on sales of mortgage loans held for sale	(3,074)	(2,670)
Proceeds from sales of mortgage loans held for sale	115,417	114,255
Originations of mortgage loans held for sale	(108,429)	(114,418)
Amortization of issuance costs on long-term debt	168	154
Stock-based compensation	734	1,436
Excess tax benefits from stock-based compensation	—	(10)
Increase in accrued interest receivable	(61)	(1,612)
Decreases (increase) in other assets	4,614	(4,469)
Increase in accrued interest payable	2,874	2,843
Decrease in other liabilities	(4,244)	(9,245)
Total adjustments	21,141	(4,149)
Net cash provided by operating activities	64,521	34,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8,735	46,541
Proceeds from principal repayments and maturities of securities available for sale	98,024	117,221
Purchase of securities available for sale	(49,430)	(169,436)
Increase in short-term investments	(59,135)	(115,544)
Net increase in loans	(267,383)	(38,976)
Net purchases of premises and equipment	(5,397)	(9,471)
Net cash used in investing activities	(274,586)	(169,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	112,348	269,899
Net (decrease) increase in time deposits	(34,868)	2,064
Decrease in short-term borrowings	(88,000)	(144,780)
Additions to long-term debt	223,375	16,000
Repayments of long-term debt	(15,037)	(42)
Net proceeds from issuance of common stock	4,731	1,637
Excess tax benefits from stock-based compensation	—	10
Dividends paid	(17,403)	(15,676)
Acquisition of treasury stock	—	(11,196)
Net cash provided by financing activities	185,146	117,916
Net Decrease in Cash and Due From Banks	(24,919)	(17,641)
Cash and Due From Banks at Beginning of Period	118,763	101,120
Cash and Due From Banks at End of Period	$93,844	$83,479
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,034	$17,414
Income taxes	116	3,972
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recently Adopted Accounting Standards

The Corporation adopted Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Update 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" effective January 1, 2017. This standards update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. ASC Update 2016-09 was effective for interim and annual reporting periods that began after December 15, 2016 with early application permitted. For the Corporation, this standards update was effective with this March 31, 2017 quarterly report on Form 10-Q. The adoption of ASC Update 2016-09 did not have a material impact on the Corporation's consolidated financial statements.

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

In January 2016, the FASB issued ASC Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASC Update 2016-01 provides guidance regarding the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected.This standard will require equity investments to be measured at fair value, with changes recorded in net income. ASC Update 2016-01 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2017, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities, which requires restatement of all comparative periods in the year of adoption.

Early adoption is permitted. For the Corporation, this standards update is effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements. The Corporation currently operates a number of branches that are leased, with the leases accounted for as operating leases that are not recognized on the consolidated balance sheet. Under ASC Update 2016-02, right-of-use assets and lease liabilities will need to be recognized on the consolidated balance sheet for these branches. This is expected to be the most significant impact of the adoption of this standards update.

In June 2016, the FASB issued ASC Update 2016-13, "Financial Instruments - Credit Losses." The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable under current U.S. GAAP. ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements.

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

In March 2017, the FASB issued ASC Update 2017-07, "Improving the Presentation of Net Periodic Pension Costs and Net Periodic Benefit Cost." This standards update requires a company to present service cost separately from the other components of net benefit cost. In addition, the update provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASC Update 2017-07 is effective for annual or interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and is currently evaluating the impact of the adoption of ASC Update 2017-07 on its consolidated financial statements.

In March 2017, the FASB issued ASC Update 2017-08, "Premium Amortization on Purchased Callable Debt Securities." This standards update requires that a company amortize the premium on callable debt securities to the earliest call date versus current U.S. GAAP which requires amortization over the contractual life of the securities. The amortization period for callable debt securities purchased at a discount would not be impacted by the new accounting standards update. This amendment is to be adopted on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. ASC Update 2017-08 is effective for annual or interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2019 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2017-08 to have a material impact on its consolidated financial statements.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended March 31
	2017	2016
	(in thousands)
Weighted average shares outstanding (basic)	174,150	173,331
Impact of common stock equivalents	1,427	1,085
Weighted average shares outstanding (diluted)	175,577	174,416
For the three months ended March 31, 2016, 885,000 stock options were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. There were no stock options excluded for the three months ended March 31, 2017.

NOTE 3 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2017
Unrealized gain on securities	$6,575	$(2,302)	$4,273
Reclassification adjustment for securities gains included in net income (1)	(1,106)	387	(719)
Amortization of net unrecognized pension and postretirement items (3)	528	(185)	343
Total Other Comprehensive Income	$5,997	$(2,100)	$3,897
Three months ended March 31, 2016
Unrealized gain on securities	$26,193	$(9,167)	$17,026
Reclassification adjustment for securities gains included in net income (1)	(947)	331	(616)
Amortization of unrealized loss on derivative financial instruments(2)	6	(2)	4
Amortization of net unrecognized pension and postretirement items (3)	717	(251)	466
Total Other Comprehensive Income	$25,969	$(9,089)	$16,880

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

The following table presents changes in each component of accumulated other comprehensive income, net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2017
Balance at December 31, 2016	$(23,047)	$273	$—	$(15,675)	$(38,449)
Other comprehensive loss before reclassifications	4,273	—	—	—	4,273
Amounts reclassified from accumulated other comprehensive income (loss)	(719)	—	—	343	(376)
Balance at March 31, 2017	$(19,493)	$273	$—	$(15,332)	$(34,552)
Three months ended March 31, 2016
Balance at December 31, 2015	$(6,499)	$458	$(15)	$(15,961)	$(22,017)
Other comprehensive income before reclassifications	17,026	—	—	—	17,026
Amounts reclassified from accumulated other comprehensive income (loss)	(616)	—	4	466	(146)
Balance at March 31, 2016	$9,911	$458	$(11)	$(15,495)	$(5,137)

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2017
U.S. Government sponsored agency securities	$5,959	$37	$—	$5,996
State and municipal securities	404,125	2,352	(13,853)	392,624
Corporate debt securities	109,595	2,055	(3,773)	107,877
Collateralized mortgage obligations	575,596	1,811	(11,521)	565,886
Mortgage-backed securities	1,321,573	6,155	(14,107)	1,313,621
Auction rate securities	107,312	—	(9,873)	97,439
Total debt securities	2,524,160	12,410	(53,127)	2,483,443
Equity securities	11,416	11,158	—	22,574
Total	$2,535,576	$23,568	$(53,127)	$2,506,017

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2016
U.S. Government sponsored agency securities	$132	$2	$—	$134
State and municipal securities	405,274	2,043	(15,676)	391,641
Corporate debt securities	112,016	1,978	(4,585)	109,409
Collateralized mortgage obligations	604,095	1,943	(12,178)	593,860
Mortgage-backed securities	1,353,292	6,546	(17,437)	1,342,401
Auction rate securities	107,215	—	(9,959)	97,256
Total debt securities	2,582,024	12,512	(59,835)	2,534,701
Equity securities	12,231	12,295	—	24,526
Total	$2,594,255	$24,807	$(59,835)	$2,559,227
Securities carried at $1.8 billion as of March 31, 2017 and December 31, 2016 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of financial institutions (estimated fair value of $21.6 million at March 31, 2017 and $23.5 million at December 31, 2016) and other equity investments (estimated fair value of $969,000 at March 31, 2017 and $1.0 million at December 31, 2016).
As of March 31, 2017, the financial institutions stock portfolio had a cost basis of $10.6 million and an estimated fair value of $21.6 million, including an investment in a single financial institution with a cost basis of $5.1 million and an estimated fair value of $9.6 million. The estimated fair value of this investment accounted for 44.6% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of March 31, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$53,510	$53,729
Due from one year to five years	27,178	27,785
Due from five years to ten years	113,529	113,708
Due after ten years	432,774	408,714
	626,991	603,936
Collateralized mortgage obligations	575,596	565,886
Mortgage-backed securities	1,321,573	1,313,621
Total debt securities	$2,524,160	$2,483,443
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended March 31, 2017	(in thousands)
Equity securities	$1,045	$—	$1,045
Debt securities	61	—	61
Total	$1,106	$—	$1,106
Three months ended March 31, 2016
Equity securities	$733	$—	$733
Debt securities	214	—	214
Total	$947	$—	$947

The cumulative balance of credit related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at March 31, 2017 and March 31, 2016 was $11.5 million. There were no other-than-temporary impairment charges recognized for the three months ended March 31, 2017 and March 31, 2016.
The following tables present the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2017	(in thousands)
State and municipal securities	$237,313	$(13,853)	$—	$—	$237,313	$(13,853)
Corporate debt securities	4,020	(11)	35,364	(3,762)	39,384	(3,773)
Collateralized mortgage obligations	145,052	(3,672)	246,408	(7,849)	391,460	(11,521)
Mortgage-backed securities	1,089,397	(14,107)	—	—	1,089,397	(14,107)
Auction rate securities	—	—	97,439	(9,873)	97,439	(9,873)
Total debt securities	1,475,782	(31,643)	379,211	(21,484)	1,854,993	(53,127)

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016	(in thousands)
State and municipal securities	$247,509	$(15,676)	$—	$—	$247,509	$(15,676)
Corporate debt securities	11,922	(110)	34,629	(4,475)	46,551	(4,585)
Collateralized mortgage obligations	166,905	(3,899)	258,237	(8,279)	425,142	(12,178)
Mortgage-backed securities	1,137,510	(17,437)	—	—	1,137,510	(17,437)
Auction rate securities	—	—	97,256	(9,959)	97,256	(9,959)
Total debt securities	1,563,846	(37,122)	390,122	(22,713)	1,953,968	(59,835)
The decline in market value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, therefore the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2017.
As of March 31, 2017, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of March 31, 2017, all ARCs were current and making scheduled interest payments, and based on management’s evaluations, were not subject to any other-than-temporary impairment charges as of March 31, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	March 31, 2017		December 31, 2016
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$43,770	$40,720	$43,746	$39,829
Subordinated debt	43,787	44,399	46,231	46,723
Senior debt	18,036	18,334	18,037	18,433
Pooled trust preferred securities	—	422	—	422
Corporate debt securities issued by financial institutions	105,593	103,875	108,014	105,407
Other corporate debt securities	4,002	4,002	4,002	4,002
Available for sale corporate debt securities	$109,595	$107,877	$112,016	$109,409

Single-issuer trust preferred securities had an unrealized loss of $3.1 million at March 31, 2017. Six of the 19 single-issuer trust preferred securities, with an amortized cost of $11.6 million and an estimated fair value of $10.3 million at March 31, 2017, were rated below investment grade by at least one ratings agency. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" and "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $2.8 million at March 31, 2017 were not rated by any ratings agency.
Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges as of March 31, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Real-estate - commercial mortgage	$6,118,533	$6,018,582
Commercial - industrial, financial and agricultural	4,167,809	4,087,486
Real-estate - residential mortgage	1,665,142	1,601,994
Real-estate - home equity	1,595,901	1,625,115
Real-estate - construction	882,983	843,649
Consumer	288,826	291,470
Leasing and other	262,315	246,704
Overdrafts	3,342	3,662
Loans, gross of unearned income	14,984,851	14,718,662
Unearned income	(21,674)	(19,390)
Loans, net of unearned income	$14,963,177	$14,699,272

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

The Corporation’s allowance for credit losses includes: (1) specific allowances allocated to loans evaluated for impairment under FASB ASC Section 310-10-35; and (2) allowances calculated for pools of loans measured for impairment under FASB ASC Subtopic 450-20.

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

The following table presents the components of the allowance for credit losses:

	March 31, 2017	December 31, 2016
	(in thousands)
Allowance for loan losses	$170,076	$168,679
Reserve for unfunded lending commitments	2,571	2,646
Allowance for credit losses	$172,647	$171,325

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2017	2016
	(in thousands)
Balance at beginning of period	$171,325	$171,412
Loans charged off	(9,407)	(11,155)
Recoveries of loans previously charged off	5,929	4,278
Net loans charged off	(3,478)	(6,877)
Provision for credit losses	4,800	1,530
Balance at end of period	$172,647	$166,065

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended March 31, 2017
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans charged off	(1,224)	(5,527)	(698)	(216)	(247)	(856)	(639)	—	(9,407)
Recoveries of loans previously charged off	450	4,191	137	230	548	236	137	—	5,929
Net loans charged off	(774)	(1,336)	(561)	14	301	(620)	(502)	—	(3,478)
Provision for loan losses (1)	1,305	2,292	(2,419)	(925)	745	77	578	3,222	4,875
Balance at March 31, 2017	$47,373	$55,309	$23,821	$22,018	$7,501	$3,031	$3,268	$7,755	$170,076
Three months ended March 31, 2016
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans charged off	(582)	(6,188)	(1,541)	(1,068)	(326)	(1,007)	(443)	—	(11,155)
Recoveries of loans previously charged off	825	2,319	338	136	383	196	81	—	4,278
Net loans charged off	243	(3,869)	(1,203)	(932)	57	(811)	(362)	—	(6,877)
Provision for loan losses (1)	202	1,104	1,322	(515)	(304)	550	868	(1,563)	1,664
Balance at March 31, 2016	$48,311	$54,333	$22,524	$19,928	$6,282	$2,324	$2,974	$7,165	$163,841

(1)	The provision for loan losses excluded a $75,000 and an $134,000 decrease, respectively, in the reserve for unfunded lending commitments for the three months ended March 31, 2017 and 2016.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Allowance for loan losses at March 31, 2017:
Measured for impairment under FASB ASC Subtopic 450-20	$37,457	$43,155	$14,744	$10,581	$4,915	$3,007	$3,268	$7,755	$124,882
Evaluated for impairment under FASB ASC Section 310-10-35	9,916	12,154	9,077	11,437	2,586	24	—	N/A	45,194
	$47,373	$55,309	$23,821	$22,018	$7,501	$3,031	$3,268	$7,755	$170,076

Loans, net of unearned income at March 31, 2017:
Measured for impairment under FASB ASC Subtopic 450-20	$6,067,492	$4,119,550	$1,576,949	$1,620,302	$869,225	$288,789	$243,983	N/A	$14,786,290
Evaluated for impairment under FASB ASC Section 310-10-35	51,041	48,259	18,952	44,840	13,758	37	—	N/A	176,887
	$6,118,533	$4,167,809	$1,595,901	$1,665,142	$882,983	$288,826	$243,983	N/A	$14,963,177

Allowance for loan losses at March 31, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$35,914	$40,969	$13,541	$7,599	$4,004	$2,302	$1,756	$7,165	$113,250
Evaluated for impairment under FASB ASC Section 310-10-35	12,397	13,364	8,983	12,329	2,278	22	1,218	N/A	50,591
	$48,311	$54,333	$22,524	$19,928	$6,282	$2,324	$2,974	$7,165	$163,841

Loans, net of unearned income at March 31, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$5,499,820	$3,992,567	$1,641,457	$1,329,114	$797,282	$263,189	$164,806	N/A	$13,688,235
Evaluated for impairment under FASB ASC Section 310-10-35	58,288	42,766	18,024	48,345	13,590	32	1,421	N/A	182,466
	$5,558,108	$4,035,333	$1,659,481	$1,377,459	$810,872	$263,221	$166,227	N/A	$13,870,701

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

Based on an evaluation of all relevant credit quality factors, the Corporation recorded a $4.8 million provision for credit losses during the three months ended March 31, 2017, compared to a $1.5 million provision for credit losses for the same period in 2016.
All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of March 31, 2017 and December 31, 2016, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of March 31, 2017 and 2016, approximately 67% and 77%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using state certified third-party appraisals that had been updated in the preceding 12 months.

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

The following table presents total impaired loans by class segment:

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,043	$22,236	$—	$28,757	$25,447	$—
Commercial - secured	33,791	25,622	—	29,296	25,526	—
Real estate - residential mortgage	4,657	4,657	—	4,689	4,689	—
Construction - commercial residential	6,169	4,692	—	6,271	4,795	—
Construction - commercial	603	603	—	—	—	—
	70,263	57,810		69,013	60,457
With a related allowance recorded:
Real estate - commercial mortgage	37,069	28,805	9,916	37,132	29,446	10,162
Commercial - secured	26,205	21,872	11,739	27,767	22,626	13,198
Commercial - unsecured	1,061	765	415	1,122	823	455
Real estate - home equity	23,351	18,952	9,077	23,971	19,205	9,511
Real estate - residential mortgage	47,442	40,183	11,437	48,885	41,359	11,897
Construction - commercial residential	13,451	7,286	2,134	10,103	4,206	1,300
Construction - commercial	141	81	31	681	435	145
Construction - other	1,096	1,096	421	1,096	1,096	423
Consumer - direct	20	20	14	19	19	12
Consumer - indirect	17	17	10	21	21	14
	149,853	119,077	45,194	150,797	119,236	47,117
Total	$220,116	$176,887	$45,194	$219,810	$179,693	$47,117
As of March 31, 2017 and December 31, 2016, there were $57.8 million and $60.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended March 31
	2017		2016
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$23,842	$70	$22,810	$69
Commercial - secured	25,574	36	12,964	16
Real estate - residential mortgage	4,673	26	5,501	30
Construction - commercial residential	4,744	2	7,582	19
Construction - commercial	302	—	—	—
	59,135	134	48,857	134
With a related allowance recorded:
Real estate - commercial mortgage	29,126	85	35,482	108
Commercial - secured	22,249	32	31,642	38
Commercial - unsecured	795	—	853	1
Real estate - home equity	19,079	95	16,896	57
Real estate - residential mortgage	40,839	230	43,885	235
Construction - commercial residential	5,746	3	6,189	15
Construction - commercial	258	—	616	—
Construction - other	1,096	—	402	—
Consumer - direct	20	—	17	—
Consumer - indirect	18	—	16	—
Leasing, other and overdrafts	713	—	1,423	—
	119,939	445	137,421	454
Total	$179,074	$579	$186,278	$588

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2017 and 2016 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(dollars in thousands)
Real estate - commercial mortgage	$5,860,141	$5,763,122	$137,643	$132,484	$120,749	$122,976	$6,118,533	$6,018,582
Commercial - secured	3,753,918	3,686,152	138,242	128,873	138,757	118,527	4,030,917	3,933,552
Commercial - unsecured	127,858	145,922	6,471	4,481	2,563	3,531	136,892	153,934
Total commercial - industrial, financial and agricultural	3,881,776	3,832,074	144,713	133,354	141,320	122,058	4,167,809	4,087,486
Construction - commercial residential	124,415	113,570	10,677	15,447	16,221	13,172	151,313	142,189
Construction - commercial	674,863	635,963	4,902	3,412	5,363	5,115	685,128	644,490
Total construction (excluding Construction - other)	799,278	749,533	15,579	18,859	21,584	18,287	836,441	786,679
	$10,541,195	$10,344,729	$297,935	$284,697	$283,653	$263,321	$11,122,783	$10,892,747
% of Total	94.8%	95.0%	2.6%	2.6%	2.6%	2.4%	100.0%	100.0%

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

The following table presents a summary of performing, delinquent and non-performing loans for the indicated loan class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(dollars in thousands)
Real estate - home equity	$1,576,374	$1,602,687	$7,295	$9,274	$12,232	$13,154	$1,595,901	$1,625,115
Real estate - residential mortgage	1,624,477	1,557,995	17,068	20,344	23,597	23,655	1,665,142	1,601,994
Construction - other	45,446	55,874	—	—	1,096	1,096	46,542	56,970
Consumer - direct	84,670	93,572	1,383	1,752	1,129	1,563	87,182	96,887
Consumer - indirect	199,542	190,656	2,055	3,599	47	328	201,644	194,583
Total consumer	284,212	284,228	3,438	5,351	1,176	1,891	288,826	291,470
Leasing	242,120	229,591	1,425	1,068	438	317	243,983	230,976
	$3,772,629	$3,730,375	$29,226	$36,037	$38,539	$40,113	$3,840,394	$3,806,525
% of Total	98.2%	98.0%	0.8%	0.9%	1.0%	1.1%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	March 31, 2017	December 31, 2016
	(in thousands)
Non-accrual loans	$117,264	$120,133
Loans 90 days or more past due and still accruing	14,268	11,505
Total non-performing loans	131,532	131,638
Other real estate owned (OREO)	11,906	12,815
Total non-performing assets	$143,438	$144,453

The following table presents past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$9,890	$971	$910	$35,803	$36,713	$47,574	$6,070,959	$6,118,533
Commercial - secured	4,530	3,179	2,511	40,084	42,595	50,304	3,980,613	4,030,917
Commercial - unsecured	309	54	497	734	1,231	1,594	135,298	136,892
Total commercial - industrial, financial and agricultural	4,839	3,233	3,008	40,818	43,826	51,898	4,115,911	4,167,809
Real estate - home equity	6,181	1,114	2,881	9,351	12,232	19,527	1,576,374	1,595,901
Real estate - residential mortgage	12,829	4,239	5,790	17,807	23,597	40,665	1,624,477	1,665,142
Construction - commercial residential	1,550	801	65	11,705	11,770	14,121	137,192	151,313
Construction - commercial	1,546	142	—	684	684	2,372	682,756	685,128
Construction - other	—	—	—	1,096	1,096	1,096	45,446	46,542
Total real estate - construction	3,096	943	65	13,485	13,550	17,589	865,394	882,983
Consumer - direct	939	444	1,129	—	1,129	2,512	84,670	87,182
Consumer - indirect	1,784	271	47	—	47	2,102	199,542	201,644
Total consumer	2,723	715	1,176	—	1,176	4,614	284,212	288,826
Leasing, other and overdrafts	981	444	438	—	438	1,863	242,120	243,983
Total	$40,539	$11,659	$14,268	$117,264	$131,532	$183,730	$14,779,447	$14,963,177

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,254	$1,622	$383	$38,936	$39,319	$47,195	$5,971,387	$6,018,582
Commercial - secured	6,660	2,616	959	41,589	42,548	51,824	3,881,728	3,933,552
Commercial - unsecured	898	35	152	760	912	1,845	152,089	153,934
Total commercial - industrial, financial and agricultural	7,558	2,651	1,111	42,349	43,460	53,669	4,033,817	4,087,486
Real estate - home equity	6,596	2,678	2,543	10,611	13,154	22,428	1,602,687	1,625,115
Real estate - residential mortgage	15,600	4,744	5,224	18,431	23,655	43,999	1,557,995	1,601,994
Construction - commercial residential	233	51	36	8,275	8,311	8,595	133,594	142,189
Construction - commercial	743	—	—	435	435	1,178	643,312	644,490
Construction - other	—	—	—	1,096	1,096	1,096	55,874	56,970
Total real estate - construction	976	51	36	9,806	9,842	10,869	832,780	843,649
Consumer - direct	1,211	541	1,563	—	1,563	3,315	93,572	96,887
Consumer - indirect	3,200	399	328	—	328	3,927	190,656	194,583
Total consumer	4,411	940	1,891	—	1,891	7,242	284,228	291,470
Leasing, other and overdrafts	543	525	317	—	317	1,385	229,591	230,976
Total	$41,938	$13,211	$11,505	$120,133	$131,638	$186,787	$14,512,485	$14,699,272

The following table presents TDRs, by class segment:

	March 31, 2017	December 31, 2016
	(in thousands)
Real-estate - residential mortgage	$27,033	$27,617
Real-estate - commercial mortgage	15,237	15,957
Real estate - home equity	9,601	8,594
Commercial	7,441	6,627
Construction	273	726
Consumer	37	39
Total accruing TDRs	59,622	59,560
Non-accrual TDRs (1)	27,220	27,850
Total TDRs	$86,842	$87,410

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

As of both March 31, 2017 and December 31, 2016, there were $3.6 million of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment and type of concession for loans that were modified during the three months ended March 31, 2017 and 2016:

	Three months ended March 31
	2017		2016
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate – residential mortgage:
Extend maturity without rate concession	2	$337	—	$—
Bankruptcy	1	178	—	—
Real estate - commercial mortgage:
Extend maturity without rate concession	1	318	—	—
Real estate - home equity:
Extend maturity with rate concession	—	—	1	44
Extend maturity without rate concession	16	1,284	—	—
Bankruptcy	7	453	37	2,698
Commercial:
Extend maturity without rate concession	4	3,126	4	933
Consumer:
Bankruptcy	—	—	1	2

Total	31	$5,696	43	$3,677

The following table presents TDRs, by class segment, as of March 31, 2017 and 2016, that were modified in the previous 12 months and had a post-modification payment default during the three months ended March 31, 2017 and 2016. The Corporation defines a payment default as a single missed payment.

	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	8	$2,006	3	$260
Real estate - commercial mortgage	2	430	3	235
Real estate - home equity	14	639	14	1,039
Commercial	6	3,654	1	47
Total	30	$6,729	21	$1,581

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,822	$40,944
Originations of mortgage servicing rights	1,183	920
Amortization	(1,462)	(1,669)
Balance at end of period	$38,543	$40,195

Valuation Allowance - Balance at end of period	$(1,291)	$—

Net MSRs at end of period	$37,252	$40,195

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined that no adjustment to the valuation allowance was necessary for the three months ended March 31, 2017. No valuation allowance was determined to be necessary as of March 31, 2016.

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

The following table presents compensation (benefit) expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2017	2016
	(in thousands)
Stock-based compensation expense	$734	$1,436
Tax benefit	(744)	(433)
Stock-based compensation expense, net of tax benefit	$(10)	$1,003

For the quarter ended March 31, 2017, the tax benefit exceeded the stock-based compensation expense as a result of excess tax benefits related to stock option exercises during the quarter, which were recorded as a reduction to income tax expense as required under ASU 2016-09.

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. Fair values for restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation’s stock on the date of grant and earn dividends or dividend equivalents during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

As of March 31, 2017, the Employee Equity Plan had 11.5 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 371,000 shares reserved for future grants through 2021.

NOTE 8 – Employee Benefit Plans

The net periodic benefit cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended March 31
	2017	2016
	(in thousands)
Service cost (1)	$—	$150
Interest cost	830	881
Expected return on plan assets	(451)	(726)
Net amortization and deferral	663	782
Net periodic benefit cost	$1,042	$1,087

(1)	The Pension Plan was curtailed effective January 1, 2008. Service cost was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The net periodic benefit of the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended March 31
	2017	2016
	(in thousands)
Interest cost	$17	$38
Net accretion and deferral	(141)	(65)
Net periodic benefit	$(124)	$(27)

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments and the gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair values during the period recorded in other non-interest expense on the consolidated statements of income. Fulton Bank, N.A. ("Fulton Bank"), the Corporation's largest banking subsidiary, exceeded $10 billion in total assets as of December 31, 2016 and was required to clear all eligible interest rate swap contracts with a central counterparty, effective January 1, 2017. As a result, Fulton Bank became subject to the regulations of the Commodity Futures Trading Commission ("CFTC").

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2017		December 31, 2016
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$120,577	$1,509	$87,119	$863
Negative fair values	3,761	(28)	18,239	(227)
Net interest rate locks with customers		1,481		636
Forward Commitments
Positive fair values	20,362	21	70,031	2,223
Negative fair values	81,615	(289)	19,964	(112)
Net forward commitments		(268)		2,111
Interest Rate Swaps with Customers
Positive fair values	1,024,684	24,810	876,744	24,397
Negative fair values	625,050	(18,226)	583,060	(16,998)
Net interest rate swaps with customers		6,584		7,399
Interest Rate Swaps with Dealer Counterparties
Positive fair values	625,050	18,226	583,060	16,998
Negative fair values (1)	1,024,684	(22,624)	876,744	(24,397)
Net interest rate swaps with dealer counterparties		(4,398)		(7,399)
Foreign Exchange Contracts with Customers
Positive fair values	8,184	428	11,674	504
Negative fair values	5,035	(137)	4,659	(221)
Net foreign exchange contracts with customers		291		283
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,260	159	7,040	241
Negative fair values	10,198	(402)	12,869	(447)
Net foreign exchange contracts with correspondent banks		(243)		(206)
Net derivative fair value asset		$3,447		$2,824

(1) Includes centrally cleared interest rate swaps with a notional amount of $134.9 million and a fair value of $0 as of March 31, 2017. Collateral is posted daily through a clearing agent for changes in the fair value.

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Three months ended March 31
	2017	2016
	(in thousands)
Interest rate locks with customers	$845	$1,232
Forward commitments	(2,379)	(1,106)
Interest rate swaps with customers	(815)	29,431
Interest rate swaps with dealer counterparties	3,001	(29,431)
Foreign exchange contracts with customers	8	374
Foreign exchange contracts with correspondent banks	(37)	(279)
Net fair value gains on derivative financial instruments	$623	$221

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2017	December 31, 2016
	(in thousands)
Cost	$24,255	$28,708
Fair value	24,783	28,697

During the three months ended March 31, 2017 and 2016, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $539,000 and $230,000, respectively.

Balance Sheet Offsetting

Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements.

The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers, disclosed in detail above. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default. Collateral is posted daily through a clearing agent for changes in the fair value of centrally cleared derivatives with negative fair values. As a result, the total fair values of interest rate swap derivative assets and derivative liabilities recognized on the consolidated balance sheet are not equal and offsetting.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
March 31, 2017
Interest rate swap derivative assets	$43,036	$(17,394)	$—	$25,642
Foreign exchange derivative assets with correspondent banks	159	(159)	—	—
Total	$43,195	$(17,553)	$—	$25,642

Interest rate swap derivative liabilities	$40,850	$(17,394)	$(2,850)	$20,606
Foreign exchange derivative liabilities with correspondent banks	402	(159)	(200)	43
Total	$41,252	$(17,553)	$(3,050)	$20,649

December 31, 2016
Interest rate swap derivative assets	$41,395	$(15,117)	$—	$26,278
Foreign exchange derivative assets with correspondent banks	241	(241)	—	—
Total	$41,636	$(15,358)	$—	$26,278

Interest rate swap derivative liabilities	$41,395	$(15,117)	$(4,010)	$22,268
Foreign exchange derivative liabilities with correspondent banks	447	(241)	(206)	—
Total	$41,842	$(15,358)	$(4,216)	$22,268

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$6,228,866	$6,075,567
Standby letters of credit	357,313	356,359
Commercial letters of credit	38,003	38,901

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

The Corporation provides customary representations and warranties to government sponsored entities and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored entity or investor. The Corporation may be required to repurchase a loan, or reimburse the government sponsored entity or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of both March 31, 2017 and December 31, 2016, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of March 31, 2017, the unpaid principal balance of loans sold under the MPF Program was approximately $98 million. As of both March 31, 2017 and December 31, 2016, the reserve for estimated credit losses related to loans sold under the MPF Program was $1.7 million. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of both March 31, 2017 and December 31, 2016, the total reserve for losses on residential mortgage loans sold was $2.6 million, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of March 31, 2017 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

BSA/AML Enforcement Orders

The Corporation and each of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent ("Consent Orders"), generally require, among other things, that the Corporation and its bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. The Corporation and its bank subsidiaries have implemented numerous enhancements to the BSA/AML Compliance Program, completed the retrospective reviews required under the Consent Orders, and continue to strengthen and refine the BSA/AML Compliance Program to achieve a sustainable program in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or its bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

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

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. (“Ameriprise”) and Riverview Bank (“Riverview”), have been named as defendants in a lawsuit brought on behalf of a group of 67 plaintiffs filed on March 31, 2016, in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action, who are individuals, trustees of certain irrevocable trusts, or the executors of the estates of deceased individuals, were clients of Jeffrey M. Mottern, a now-deceased attorney, who is alleged to have operated a fraud scheme over a period of years through the sale of fictitious high-yield investments or by otherwise misappropriating funds entrusted to Mr. Mottern. Mr. Mottern is alleged to have used the proceeds of these activities to engage in speculative securities trading through defendant Ameriprise, which caused significant losses, and for Mr. Mottern’s personal expenses. The allegations against the Bank relate to a commercial checking account at the Bank maintained by Mr. Mottern in connection with Mr. Mottern’s law practice. The lawsuit alleges that the Bank is liable to the plaintiffs for failing to properly monitor Mr. Mottern’s checking account and detect Mr. Mottern’s fraudulent activity, and specifically alleges that the Bank aided and abetted Mr. Mottern’s: (1) fraud; (2) breach of fiduciary duty; (3) violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (4) conversion. Similar claims have been asserted against Ameriprise and Riverview, which allegedly maintained a personal brokerage account and a trust account for client or other third-party funds, respectively, for Mr. Mottern. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. On April 29, 2016, the Bank filed a Notice of Removal to remove this lawsuit to the United States District Court for the Middle District of Pennsylvania. On May 31, 2016, the plaintiffs filed a motion to remand the lawsuit to the Court of Common Pleas for Dauphin County, Pennsylvania. On October 24, 2016, the District Court granted the plaintiffs' motion and the lawsuit was remanded back to the Court of Common Pleas for Dauphin County. All defendants subsequently filed preliminary objections to the Complaint, including objections that, if granted, would result in dismissal of the case. On April 17, 2017, the Court of Common Pleas for Dauphin County heard oral arguments concerning the preliminary objections to the Complaint.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$24,783	$—	$24,783
Available for sale investment securities:
Equity securities	22,574	—	—	22,574
U.S. Government sponsored agency securities	—	5,996	—	5,996
State and municipal securities	—	392,624	—	392,624
Corporate debt securities	—	104,705	3,172	107,877
Collateralized mortgage obligations	—	565,886	—	565,886
Mortgage-backed securities	—	1,313,621	—	1,313,621
Auction rate securities	—	—	97,439	97,439
Total available for sale investment securities	22,574	2,382,832	100,611	2,506,017
Other assets	18,170	44,567	—	62,737
Total assets	$40,744	$2,452,182	$100,611	$2,593,537
Other liabilities	$18,099	$41,167	$—	$59,266

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$28,697	$—	$28,697
Available for sale investment securities:
Equity securities	24,526	—	—	24,526
U.S. Government sponsored agency securities	—	134	—	134
State and municipal securities	—	391,641	—	391,641
Corporate debt securities	—	106,537	2,872	109,409
Collateralized mortgage obligations	—	593,860	—	593,860
Mortgage-backed securities	—	1,342,401	—	1,342,401
Auction rate securities	—	—	97,256	97,256
Total available for sale investment securities	24,526	2,434,573	100,128	2,559,227
Other assets	17,111	44,481	—	61,592
Total assets	$41,637	$2,507,751	$100,128	$2,649,516
Other liabilities	$17,032	$41,734	$—	$58,766
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2017 and December 31, 2016 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is done for at least 80% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
Equity securities – Equity securities consist of common stocks of financial institutions ($21.6 million at March 31, 2017 and $23.5 million at December 31, 2016) and other equity investments ($969,000 at March 31, 2017 and $1.0 million at December 31, 2016). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($62.7 million at March 31, 2017 and $65.2 million at December 31, 2016), single-issuer trust preferred securities issued by financial institutions ($40.7 million at March 31, 2017 and $39.8 million at December 31, 2016), pooled trust preferred securities issued by financial institutions ($422,000 at both March 31, 2017 and December 31, 2016) and other corporate debt issued by non-financial institutions ($4.0 million at both March 31, 2017 and December 31, 2016).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $38.0 million and $37.3 million of single-issuer trust preferred securities held at March 31, 2017 and December 31, 2016, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($422,000 at both March 31, 2017 and December 31, 2016) and certain single-issuer trust preferred securities ($2.8 million at March 31, 2017 and $2.5 million at December 31, 2016). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Other assets – Included in this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($17.6 million at March 31, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($587,000 at March 31, 2017 and $745,000 at December 31, 2016). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.5 million at March 31, 2017 and $3.1 million at December 31, 2016) and the fair value of interest rate swaps ($43.0 million at March 31, 2017 and $41.4 million at December 31, 2016). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($17.6 million at March 31, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($539,000 at March 31, 2017 and $668,000 at December 31, 2016). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($317,000 at March 31, 2017 and $339,000 at December 31, 2016) and the fair value of interest rate swaps ($40.9 million at March 31, 2017 and $41.4 million at December 31, 2016). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended March 31, 2017
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2016	$422	$2,450	$97,256
Unrealized adjustment to fair value (1)	—	297	86
Discount accretion (2)	—	3	97
Balance at March 31, 2017	$422	$2,750	$97,439

	Three months ended March 31, 2016
Balance at December 31, 2015	$706	$2,630	$98,059
Unrealized adjustment to fair value (1)	—	(233)	(832)
Discount accretion (2)	—	3	99
Balance at March 31, 2016	$706	$2,400	$97,326

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

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$131,693	$131,693
Other financial assets	—	—	49,158	49,158
Total assets	$—	$—	$180,851	$180,851

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$132,576	$132,576
Other financial assets	—	—	50,347	50,347
Total assets	$—	$—	$182,923	$182,923
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

•
Other financial assets – This category includes OREO ($11.9 million at March 31, 2017 and $12.8 million at December 31, 2016) and MSRs ($37.3 million at March 31, 2017 and $37.5 million at December 31, 2016), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2017 valuation were 11.3% and 10.1%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2017 and December 31, 2016. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	March 31, 2017		December 31, 2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$93,844	$93,844	$118,763	$118,763
Interest-bearing deposits with other banks	284,750	284,750	233,763	233,763
Federal Reserve Bank and Federal Home Loan Bank stock	65,637	65,637	57,489	57,489
Loans held for sale (1)	24,783	24,783	28,697	28,697
Available for sale investment securities (1)	2,506,017	2,506,017	2,559,227	2,559,227
Net Loans (1)	14,793,101	14,592,018	14,530,593	14,387,454
Accrued interest receivable	46,355	46,355	46,294	46,294
Other financial assets (1)	206,555	206,555	206,132	206,132
FINANCIAL LIABILITIES
Demand and savings deposits	$12,371,970	$12,371,970	$12,259,622	$12,259,622
Time deposits	2,718,374	2,735,944	2,753,242	2,769,757
Short-term borrowings	453,317	453,317	541,317	541,317
Accrued interest payable	12,506	12,506	9,632	9,632
Other financial liabilities (1)	219,600	219,600	216,080	216,080
Federal Home Loan Bank advances and long-term debt	1,137,909	1,132,282	929,403	928,167

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

NOTE 12 – Long-Term Debt and Subsequent Event

In March 2017, the Corporation issued $125.0 million of senior notes, with a fixed rate of 3.60% and effective rate of 3.95%, that mature in 2022. A portion of the net proceeds from this issuance were used to repay $100.0 million of 10-year subordinated notes, which matured on May 1, 2017 and carried a fixed rate of 5.75% and an effective rate of approximately 5.96%.

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

RESULTS OF OPERATIONS

Overview

Fulton Financial Corporation is a financial holding company comprised of six wholly owned bank subsidiaries which provide a full range of retail and commercial financial services through locations in Pennsylvania, Delaware, Maryland, New Jersey and Virginia and eight wholly owned non-bank subsidiaries. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets, and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended March 31
	2017	2016
Net income (in thousands)	$43,380	$38,257
Diluted net income per share	$0.25	$0.22
Return on average assets	0.92%	0.86%
Return on average equity	8.22%	7.47%
Return on average tangible equity (1)	10.93%	10.07%
Net interest margin (2)	3.26%	3.23%
Efficiency ratio (1)	64.76%	68.33%
Non-performing assets to total assets	0.75%	0.82%
Annualized net charge-offs to average loans	0.09%	0.20%

(1)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("U.S. GAAP"). See reconciliation of this non-U.S. GAAP financial measure to the most comparable U.S. GAAP measure under the heading, "Supplemental Reporting of Non-U.S.GAAP Based Financial Measures" at the end of this "Overview and Outlook" section.

(2)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Net income for the three months ended March 31, 2017 increased $5.1 million, or 13.4%, compared to the same period in 2016. The increase was mainly due to higher net interest income and non-interest income, partially offset by increases in the provision for credit losses and non-interest expenses.

The following is a summary of financial highlights for the three months ended March 31, 2017:

FTE Net Interest Income and Net Interest Margin - For the three months ended March 31, 2017, FTE net interest income increased $9.2 million, or 6.9%, in comparison to the same period in 2016. This increase was driven by growth in interest-earning assets and a 3 basis point increase in the net interest margin.

Average interest-earning assets increased $1.1 billion, or 6.4%, in the first quarter of 2017 in comparison to the same period in 2016, mainly due to a $1.0 billion, or 7.2%, increase in average loans and a $106.9 million, or 4.4%, increase in average investment securities, partially offset by a $46.3 million, or 12.9%, decrease in average other interest-earning assets. Average interest-bearing liabilities increased $644.7 million, or 5.5%, primarily due to a $345.8 million, or 3.4%, increase in average interest-bearing deposits, a $267.1 million, or 60.0%, increase in average short-term borrowings and a $31.8 million, or 3.3%, increase in average FHLB advances and long-term debt. Additional funding to support the increase in average interest-earning assets was provided by a $333.8 million, or 8.4%, increase in average noninterest-bearing deposits.

Long-term Debt - In March 2017, the Corporation issued $125.0 million of senior notes, with a fixed rate of 3.60% and an effective rate of 3.95%, that mature in 2022. A portion of the net proceeds from this issuance were used on May 1, 2017 to repay $100.0 million of 10-year subordinated notes, which matured and carried a fixed rate of 5.75% and an effective rate of approximately 5.96%. The net impact of these transactions will be a decrease in interest expense of approximately $300,000 per quarter, which will be fully realized beginning in the third quarter of 2017.

Asset Quality - The Corporation recorded a $4.8 million provision for credit losses for the three months ended March 31, 2017, compared to a $1.5 million provision for the same period in 2016. The increase in provision for credit losses in 2017 was largely due to growth in the loan portfolio.

Asset quality improved for the three months ended March 31, 2017 as compared to the same period of 2016. Annualized net charge-offs to average loans outstanding were 0.09% for the first quarter of 2017, compared to 0.20% for the first quarter of 2016. Non-performing assets decreased $4.7 million, or 3.2%, as of March 31, 2017 compared to March 31, 2016 and were 0.75% and 0.82% of total assets as of March 31, 2017 and March 31, 2016, respectively. The total delinquency rate was 1.23% as of March 31, 2017, compared to 1.44% as of March 31, 2016.

Non-interest Income - For the three months ended March 31, 2017, non-interest income, excluding investment securities gains, increased $3.4 million, or 8.0%, in comparison to the same period in 2016. The increase was primarily driven by higher commercial loan interest rate swap fees, investment management and trust income and mortgage banking income.

Investment securities gains for the three months ended March 31, 2017 were $1.1 million as compared to $947,000 for the same period in 2016.

Non-interest Expense - For the three months ended March 31, 2017, non-interest expense increased $1.9 million, or 1.5%, in comparison to the first quarter of 2016. The increase was primarily a result of increases in state taxes, amortization of certain community development investments and software expenses, partially offset by decreases in data processing expense and FDIC insurance expense.

Supplemental Reporting of Non-U.S. GAAP Based Financial Measures
This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, which has been derived by methods other than U.S. GAAP. The Corporation has presented these non-U.S. GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-U.S. GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-U.S. GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-U.S. GAAP financial measures, in addition to U.S. GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-U.S. GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-U.S. GAAP financial measures should not be considered a substitute for U.S. GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP measure as of and for the three months ended March 31:

	As of or for the Three months ended March 31
	2017	2016
	(in thousands)
Return on average tangible equity
Net income - numerator	$43,380	$38,257

Average common shareholders' equity	$2,140,547	$2,058,799
Less: Average goodwill and intangible assets	(531,556)	(531,556)
Average tangible shareholders' equity - denominator	$1,608,991	$1,527,243

Return on average tangible equity, annualized	10.93%	10.07%

Efficiency ratio
Non-interest expense - numerator	$122,275	$120,413

Net interest income (fully taxable equivalent) (1)	$143,243	$134,026
Plus: Total Non-interest income	46,673	43,137
Less: Investment securities gains, net	(1,106)	(947)
Denominator	$188,810	$176,216

Efficiency ratio	64.76%	68.33%

(1)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended March 31, 2017 compared to the Quarter Ended March 31, 2016

Net Interest Income

FTE net interest income increased $9.2 million, to $143.2 million, in the first quarter of 2017, from $134.0 million in the first quarter of 2016. The increase was due to a $1.1 billion, or 6.4%, increase in interest-earning assets and a 3 basis points, or 0.9%, increase in net interest margin, to 3.26%, for the first quarter of 2017 compared to 3.23% for the first quarter of 2016. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended March 31
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$14,857,562	$146,650	4.00%	$13,853,420	$137,895	4.00%
Taxable investment securities (3)	2,145,656	11,914	2.19	2,180,593	12,003	2.20
Tax-exempt investment securities (3)	403,856	4,383	4.34	259,396	3,138	4.84
Equity securities (3)	11,740	176	6.08	14,386	218	6.10
Total investment securities	2,561,252	16,473	2.57	2,454,375	15,359	2.50
Loans held for sale	15,857	187	4.72	12,252	131	4.28
Other interest-earning assets	312,295	842	1.08	358,562	898	1.00
Total interest-earning assets	17,746,966	164,152	3.74%	16,678,609	154,283	3.72%
Noninterest-earning assets:
Cash and due from banks	116,529			98,449
Premises and equipment	217,875			226,284
Other assets	1,149,621			1,137,292
Less: Allowance for loan losses	(170,134)			(167,372)
Total Assets	$19,060,857			$17,973,262
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,650,931	$2,239	0.25%	$3,438,355	$1,494	0.17%
Savings and money market deposits	4,194,216	2,211	0.21	3,932,824	1,804	0.18
Time deposits	2,739,453	7,351	1.09	2,867,651	7,429	1.04
Total interest-bearing deposits	10,584,600	11,801	0.45	10,238,830	10,727	0.42
Short-term borrowings	712,497	855	0.48	445,402	268	0.24
Federal Home Loan Bank advances and long-term debt	990,044	8,252	3.35	958,213	9,262	3.88
Total interest-bearing liabilities	12,287,141	20,908	0.69%	11,642,445	20,257	0.70%
Noninterest-bearing liabilities:
Demand deposits	4,301,727			3,967,887
Other	331,442			304,131
Total Liabilities	16,920,310			15,914,463
Shareholders’ equity	2,140,547			2,058,799
Total Liabilities and Shareholders’ Equity	$19,060,857			$17,973,262
Net interest income/net interest margin (FTE)		143,244	3.26%		134,026	3.23%
Tax equivalent adjustment		(5,665)			(4,972)
Net interest income		$137,579			$129,054

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31, 2017 in comparison to the three months ended March 31, 2016:

	2017 vs. 2016 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$8,772	$(17)	$8,755
Taxable investment securities	(67)	(22)	(89)
Tax-exempt investment securities	1,586	(341)	1,245
Equity securities	(41)	(1)	(42)
Loans held for sale	42	14	56
Other interest-earning assets	(125)	69	(56)
Total interest income	$10,167	$(298)	$9,869
Interest expense on:
Demand deposits	$95	$650	$745
Savings and money market deposits	120	287	407
Time deposits	(368)	290	(78)
Short-term borrowings	224	363	587
Federal Home Loan Bank advances and long-term debt	291	(1,301)	(1,010)
Total interest expense	$362	$289	$651
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

As summarized above, the increase in average interest-earning assets, primarily loans, since the first quarter of 2016 resulted in an $10.2 million increase in FTE interest income. This increase was partially offset by a decrease of $298,000 related to rate changes largely within the investment portfolio. The yield on the loan portfolio was unchanged from the first quarter of 2016, the net result of maturing, refinanced or adjustable rate loans originated in earlier periods at higher rates and originations of new loans or loans that repriced at lower current rates, offset by the impact of increases in rates for certain variable rate loans related to increases in the federal fund rate.

Not shown in the table above is a comparison of the first quarter of 2017 to the fourth quarter of 2016. However, given recent interest rate increases, this comparison provides additional insights into trends in interest income. FTE interest income increased $5.8 million in comparison to the fourth quarter of 2016, with the increase equally divided between the impact of the growth in average balances and the impact of higher rates. Higher rates resulted from federal funds rate increases that occurred in December 2016 and March 2017, which impacted variable rate loans, adjustable rate loans that repriced in the first quarter of 2017 and new loan originations.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in
	2017		2016		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,039,140	3.98%	$5,487,421	4.03%	$551,719	10.1%
Commercial – industrial, financial and agricultural	4,205,070	3.89	4,095,268	3.79	109,802	2.7
Real estate – residential mortgage	1,637,669	3.76	1,381,409	3.78	256,260	18.6
Real estate – home equity	1,613,249	4.18	1,674,032	4.10	(60,783)	(3.6)
Real estate – construction	840,968	3.97	792,014	3.82	48,954	6.2
Consumer	284,352	5.26	263,295	5.53	21,057	8.0
Leasing, other and overdrafts	237,114	5.08	159,981	7.46	77,133	48.2
Total	$14,857,562	4.00%	$13,853,420	4.00%	$1,004,142	7.2%
Average loans increased $1.0 billion, or 7.2%, compared to the first quarter of 2016. The increase was driven largely by growth in the commercial mortgage and residential mortgage portfolios as well as the commercial loan, construction and leasing portfolios. The $551.7 million, or 10.1%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized in all geographic markets, but largely in the Pennsylvania and Maryland markets. The $256.3 million, or 18.6%, increase in the residential mortgages was primarily the result of a strategic decision to retain certain mortgage loans. The $109.8 million, or 2.7%, increase in commercial loans was spread across a broad range of industries and concentrated in the Pennsylvania market. The average yield on loans remained unchanged, at 4.00% in both 2017 and 2016.
Average total interest-bearing liabilities increased $644.7 million, or 5.5%, compared to the first quarter of 2016. Interest expense increased $651,000, or 3.2%, to $20.9 million in the first quarter of 2017. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2017		2016
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,301,727	—%	$3,967,887	—%	$333,840	8.4%
Interest-bearing demand	3,650,931	0.25	3,438,355	0.17	212,576	6.2
Savings and money market accounts	4,194,216	0.21	3,932,824	0.18	261,392	6.6
Total demand and savings	12,146,874	0.15	11,339,066	0.12	807,808	7.1
Time deposits	2,739,453	1.09	2,867,651	1.04	(128,198)	(4.5)
Total deposits	$14,886,327	0.32%	$14,206,717	0.30%	$679,610	4.8%

The $807.8 million, or 7.1%, increase in total demand and savings accounts was primarily due to a $468.7 million, or 8.9%, increase in personal account balances, a $274.1 million, or 6.7%, increase in business account balances and a $51.9 million, or 2.7%, increase in municipal account balances. The average cost of total deposits increased 2 basis points, to 0.32% in the first quarter of 2017 compared to 0.30% in the first quarter of 2016.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase
	2017		2016		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements and short-term promissory notes	279,388	0.08	245,421	0.09	33,967	13.8
Federal funds purchased	308,220	0.73	183,970	0.42	124,250	67.5
Short-term FHLB advances (1)	124,889	0.77	16,011	0.46	108,878	N/M
Total short-term borrowings	712,497	0.48	445,402	0.24	267,095	60.0
Long-term debt:
FHLB advances	605,835	2.36	596,351	3.19	9,484	1.6
Other long-term debt	384,209	4.92	361,862	5.00	22,347	6.2
Total long-term debt	990,044	3.35	958,213	3.88	31,831	3.3
Total borrowings	$1,702,541	2.15%	$1,403,615	2.72%	$298,926	21.3%
N/M - Not meaningful

(1) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $267.1 million, or 60.0%, as a result of loan growth out-pacing the increase in deposits.

Average long-term debt increased $31.8 million, or 3.3%, due mainly to the $125 million of senior notes issued in March 2017. The 53 basis point, or 13.7%, decrease in the average rate on long-term debt was primarily a result of $200 million of FHLB advances that were refinanced in December of 2016, which reduced the weighted average rate on these advances from 4.03% to 2.40%.

Provision for Credit Losses

The provision for credit losses was $4.8 million for the first quarter of 2017, an increase of $3.3 million from the first quarter of 2016, driven mainly by loan growth.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Other service charges and fees:
Merchant fees	$3,607	$3,682	$(75)	(2.0)%
Commercial interest rate swap fees	3,058	1,442	1,616	112.1
Debit card income	2,665	2,511	154	6.1
Letter of credit fees	1,200	1,146	54	4.7
Other	1,907	1,969	(62)	(3.1)
Total other service charges and fees	12,437	10,750	1,687	15.7
Service charges on deposit accounts:
Overdraft fees	$5,469	$5,272	$197	3.7%
Cash management fees	3,537	3,466	71	2.0
Other	3,394	3,820	(426)	(11.2)
Total service charges on deposit accounts	12,400	12,558	(158)	(1.3)
Investment management and trust services	11,808	10,988	820	7.5
Mortgage banking income:
Gains on sales of mortgage loans	3,074	2,670	404	15.1
Mortgage servicing income	1,522	1,360	162	11.9
Total mortgage banking income	4,596	4,030	566	14.0
Credit card income	2,648	2,424	224	9.2
Other income	1,678	1,440	238	16.5
Total, excluding investment securities gains, net	45,567	42,190	3,377	8.0
Investment securities gains, net	1,106	947	159	16.8
Total	$46,673	$43,137	$3,536	8.2%

Excluding investment securities gains, non-interest income increased $3.4 million, or 8.0%. Other service charges and fees increased $1.7 million, or 15.7%, mainly due to a $1.6 million increase in commercial loan interest rate swap fees, driven by loan growth and a favorable interest rate environment.
Investment management and trust services income increased $820,000, or 7.5%, with growth in both trust and brokerage income, due to overall market performance and an increase in assets under management.
Gains on sales of mortgage loans increased $404,000, or 15.1%, compared to the same period in 2016, as pricing spreads increased. Mortgage servicing income increased $162,000, or 11.9%, compared to the first quarter of 2016, due to lower mortgage servicing rights amortization as prepayments slowed.
Other income increased $238,000, or 16.5%, due mainly to higher gains on sales of loans guaranteed by the Small Business Administration.

Investment securities gains increased $159,000 from the first quarter of 2016. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Salaries and employee benefits	$69,236	$69,372	$(136)	(0.2)%
Net occupancy expense	12,663	12,220	443	3.6
Other outside services	5,546	6,056	(510)	(8.4)
Software	4,693	3,921	772	19.7
Data processing	4,286	5,400	(1,114)	(20.6)
Equipment expense	3,359	3,371	(12)	(0.4)
Professional fees	2,737	2,333	404	17.3
FDIC insurance expense	2,058	2,949	(891)	(30.2)
Marketing	1,986	1,624	362	22.3
Other	15,711	13,167	2,544	19.3
Total	$122,275	$120,413	$1,862	1.5%

The decrease in salaries and employee benefits expense reflects higher salary expense deferrals, driven by an increase in loan origination volumes in this quarter, and lower severance costs, partially offset by the net impact of an increase in staffing levels and salary rates.

Net occupancy expense increased $443,000, or 3.6%, as a result of higher rent expense and maintenance costs. Outside services, which include fees paid to consultants and expenses for contracted or outsourced services, decreased $510,000, or 8.4%, compared to the first quarter of 2016. These costs can fluctuate based on the timing and need for such services.

Software expense increased $772,000, or 19.7%, largely due to investments in cloud based technology solutions. Data processing expense decreased $1.1 million, or 20.6%, due to benefits from renegotiated contracts. The $404,000, or 17.3%, increase in professional fees was driven by higher legal expenses. FDIC insurance expense decreased $891,000, or 30.2% as the assessment rates for banks with less than $10 billion in assets decreased when the Deposit Insurance Fund (DIF) exceeded 1.15% of the deposit base in 2016. Marketing expense increased $362,000, or 22.3%, compared to the first quarter of 2016, due to the timing of various marketing promotions.

Other expense increased $2.5 million, or 19.3%, due to increases in state franchise taxes and amortization of certain community development investments.

Income Taxes

Income tax expense for the first quarter of 2017 was $13.8 million, a $1.8 million, or 15.1%, increase from $12.0 million for the first quarter of 2016.

The Corporation’s effective tax rate was 24.1% in the first quarter of 2017, as compared to 23.9% in the first quarter of 2016. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and credits earned from community development investments in partnerships that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	March 31, 2017	December 31, 2016	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$93,844	$118,763	$(24,919)	(21.0)%
Other interest-earning assets	350,387	291,252	59,135	20.3
Loans held for sale	24,783	28,697	(3,914)	(13.6)
Investment securities	2,506,017	2,559,227	(53,210)	(2.1)
Loans, net of allowance	14,793,101	14,530,593	262,508	1.8
Premises and equipment	216,171	217,806	(1,635)	(0.8)
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	662,717	666,353	(3,636)	(0.5)
Total Assets	$19,178,576	$18,944,247	$234,329	1.2%
Liabilities and Shareholders’ Equity
Deposits	$15,090,344	$15,012,864	$77,480	0.5%
Short-term borrowings	453,317	541,317	(88,000)	(16.3)
Long-term debt	1,137,909	929,403	208,506	22.4
Other liabilities	342,323	339,548	2,775	0.8
Total Liabilities	17,023,893	16,823,132	200,761	1.2
Total Shareholders’ Equity	2,154,683	2,121,115	33,568	1.6
Total Liabilities and Shareholders’ Equity	$19,178,576	$18,944,247	$234,329	1.2%

Other Interest-earning Assets

The $59.1 million, or 20.3%, increase in other interest-earning assets during the first three months of 2017 resulted from higher balances on deposit with the Federal Reserve Bank due to a temporary increase in item clearing balances.

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	March 31, 2017	December 31, 2016	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$5,996	$134	$5,862	N/M
State and municipal securities	392,624	391,641	983	0.3
Corporate debt securities	107,877	109,409	(1,532)	(1.4)
Collateralized mortgage obligations	565,886	593,860	(27,974)	(4.7)
Mortgage-backed securities	1,313,621	1,342,401	(28,780)	(2.1)
Auction rate securities	97,439	97,256	183	0.2
Total debt securities	2,483,443	2,534,701	(51,258)	(2.0)
Equity securities	22,574	24,526	(1,952)	(8.0)
Total	$2,506,017	$2,559,227	$(53,210)	(2.1)%
N/M - Not meaningful

U.S. Government sponsored agency securities increased $5.9 million. Collateralized mortgage obligations decreased $28.0 million, or 4.7%, as the Corporation reduced its holdings in corresponding lower coupon investments due to volatility in market pricing. Mortgage-backed securities decreased $28.8 million, or 2.1% as portfolio cash flows were used to partially fund loan growth.

Loans, net of Unearned Income

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	March 31, 2017	December 31, 2016	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,118,533	$6,018,582	$99,951	1.7%
Commercial – industrial, financial and agricultural	4,167,809	4,087,486	80,323	2.0
Real estate – residential mortgage	1,665,142	1,601,994	63,148	3.9
Real estate – home equity	1,595,901	1,625,115	(29,214)	(1.8)
Real estate – construction	882,983	843,649	39,334	4.7
Consumer	288,826	291,470	(2,644)	(0.9)
Leasing, other and overdrafts	243,983	230,976	13,007	5.6
Loans, net of unearned income	$14,963,177	$14,699,272	$263,905	1.8%

Loans, net of unearned income, increased $263.9 million, or 1.8%, in comparison to December 31, 2016. In general, this growth resulted from improved customer sentiment and a more favorable economic outlook, as well as the addition of commercial relationship managers in 2016. Increases were realized across all of the Corporation's geographic markets. Commercial mortgage loans increased $100.0 million, or 1.7%, in comparison to December 31, 2016, with the growth occurring primarily in the Maryland ($60.4 million, or 9.7%), Pennsylvania ($34.5 million, or 1.1%) and New Jersey ($14.1 million, or 1.0%) markets. Commercial - industrial, financial and agricultural loans increased $80.3 million, or 2.0%, in comparison to December 31, 2016, with the growth occurring primarily in the Pennsylvania ($82.0 million, or 2.7%), Virginia ($3.7 million, or 3.5%) and New Jersey ($1.8 million, or 0.3%) markets.

Residential mortgage loans increased $63.1 million, or 3.9%, compared to December 31, 2016, with the growth occurring primarily in the Maryland ($30.6 million, or 10.4%), Virginia ($26.1 million, or 8.4%), New Jersey ($7.5 million, or 3.1%) and Delaware ($2.7 million, or 3.6%) markets. Construction loans increased $39.3 million, or 4.7%, in comparison to December 31, 2016, with the growth occurring primarily in the Maryland ($16.3 million, or 17.5%), Delaware ($10.4 million, or 19.4%) and Pennsylvania ($6.8 million, or 1.4%) markets. Leasing, other and overdrafts increased compared to December 31, 2016 as a result of a $15.6 million increase in the leasing portfolio.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	March 31, 2017			December 31, 2016
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$685,128	0.3%	77.6%	$644,490	0.2%	76.4%
Commercial - residential	151,313	9.3	17.1	142,189	6.0	16.9
Other	46,542	2.4	5.3	56,970	1.9	6.7
Total Real estate - construction	$882,983	2.0%	100.0%	$843,649	1.3%	100.0%

(1)	Represents all accruing loans 30 days or more past due and non-accrual loans as a percentage of total loans in each class segment.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $7.0 billion, or 46.8%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2017. The Corporation's maximum total lending commitment to an individual borrowing relationship was $50.0 million as of March 31, 2017. In addition to its policy of limiting the maximum total lending commitment to any individual borrowing relationship to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved. As of March 31, 2017, the Corporation had 122 individual borrowing relationships with total borrowing commitments between $20.0 million and $50.0 million.

The following table summarizes the industry concentrations within the commercial loan portfolio:

	March 31, 2017	December 31, 2016
Services	22.5%	21.8%
Retail	15.3	15.1
Health care	10.2	10.5
Manufacturing	9.0	9.2
Construction (1)	8.4	9.0
Wholesale	7.6	7.0
Real estate (2)	6.8	6.7
Agriculture	4.6	5.0
Arts and entertainment	2.5	2.6
Financial services	2.3	2.1
Transportation	2.2	2.3
Other	8.6	8.7
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial - industrial, financial and agricultural loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	March 31, 2017	December 31, 2016
	(in thousands)
Commercial - industrial, financial and agricultural	$151,840	$155,353
Real estate - commercial mortgage	83,300	81,573
Total	$235,140	$236,926
Total shared national credits decreased $1.8 million, or 0.8%, in comparison to December 31, 2016. The Corporation's shared national credits are to borrowers located in its geographical markets, and are subject to normal lending activities consistent with the Corporation's underwriting policies. None of the shared national credits were past due as of March 31, 2017 or December 31, 2016.

Provision and Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2017	2016
	(dollars in thousands)
Average balance of loans, net of unearned income	$14,857,562	$13,853,420

Balance of allowance for credit losses at beginning of period	$171,325	$171,412
Loans charged off:
Commercial – industrial, financial and agricultural	5,527	6,188
Real estate – residential mortgage	216	1,068
Real estate – home equity	698	1,541
Real estate – commercial mortgage	1,224	582
Consumer	856	1,007
Real estate – construction	247	326
Leasing, other and overdrafts	639	443
Total loans charged off	9,407	11,155
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	4,191	2,319
Real estate – residential mortgage	230	136
Real estate – home equity	137	338
Real estate – commercial mortgage	450	825
Consumer	236	196
Real estate – construction	548	383
Leasing, other and overdrafts	137	81
Total recoveries	5,929	4,278
Net loans charged off	3,478	6,877
Provision for credit losses	4,800	1,530
Balance of allowance for credit losses at end of period	$172,647	$166,065

Net charge-offs to average loans (annualized)	0.09%	0.20%
The following table presents the components of the allowance for credit losses:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Allowance for loan losses	$170,076	$168,679
Reserve for unfunded lending commitments	2,571	2,646
Allowance for credit losses	$172,647	$171,325

Allowance for credit losses to loans outstanding	1.15%	1.17%
The provision for credit losses for the three months ended March 31, 2017 was $4.8 million, an increase of $3.3 million in comparison to the same period in 2016. The increase in the provision for credit losses largely reflected loan growth.
Net charge-offs decreased $3.4 million, to $3.5 million for the first quarter of 2017, compared to $6.9 million for the first quarter of 2016. Gross charge-offs decreased by $1.7 million and recoveries increased by $1.7 million. Of the $3.5 million of net charge-offs recorded in the first quarter of 2017, the majority were for loans originated in Pennsylvania ($2.6 million) and New Jersey ($1.0 million), partially offset by net recoveries in Maryland, Virginia and Delaware.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2017	March 31, 2016	December 31, 2016
	(dollars in thousands)
Non-accrual loans	$117,264	$122,170	$120,133
Loans 90 days or more past due and still accruing	14,268	15,013	11,505
Total non-performing loans	131,532	137,183	131,638
Other real estate owned (OREO)	11,906	10,946	12,815
Total non-performing assets	$143,438	$148,129	$144,453
Non-accrual loans to total loans	0.78%	0.88%	0.82%
Non-performing assets to total assets	0.75%	0.82%	0.76%
Allowance for credit losses to non-performing loans	131.26%	121.05%	130.15%

The following table presents accruing loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	March 31, 2017	March 31, 2016	December 31, 2016
	(in thousands)
Real-estate - residential mortgage	$27,033	$27,565	$27,617
Real-estate - commercial mortgage	15,237	17,427	15,957
Real estate - home equity	9,601	6,530	8,594
Commercial	7,441	5,650	6,627
Construction	273	3,092	726
Consumer	37	32	39
Total accruing TDRs	59,622	60,296	59,560
Non-accrual TDRs (1)	27,220	27,277	27,850
Total TDRs	$86,842	$87,573	$87,410
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first three months of 2017 and still outstanding as of March 31, 2017 totaled $5.7 million. During the first three months of 2017, $6.7 million of TDRs that were modified in the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.
The following table presents the changes in non-accrual loans for the three months ended March 31, 2017:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2016	$42,349	$38,936	$9,806	$18,431	$10,611	$—	$—	$120,133
Additions	8,013	2,998	5,056	662	1,021	856	263	18,869
Payments	(4,017)	(3,444)	(1,130)	(939)	(417)	—	—	(9,947)
Charge-offs	(5,527)	(1,224)	(247)	(216)	(698)	(856)	(263)	(9,031)
Transfers to accrual status	—	(913)	—	—	(428)	—	—	(1,341)
Transfers to OREO	—	(550)	—	(131)	(738)	—	—	(1,419)
Balance of non-accrual loans at March 31, 2017	$40,818	$35,803	$13,485	$17,807	$9,351	$—	$—	$117,264

Non-accrual loans decreased $4.9 million, or 4.0%, and $2.9 million, or 2.4%, in comparison to March 31, 2016 and December 31, 2016, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	March 31, 2017	March 31, 2016	December 31, 2016
	(in thousands)
Commercial – industrial, financial and agricultural	$43,826	$39,140	$43,460
Real estate – commercial mortgage	36,713	43,132	39,319
Real estate – residential mortgage	23,597	25,182	23,655
Real estate – construction	13,550	12,005	9,842
Real estate – home equity	12,232	14,408	13,154
Consumer	1,176	1,802	1,891
Leasing	438	1,514	317
Total non-performing loans	$131,532	$137,183	$131,638

Non-performing loans decreased $5.7 million, or 4.1%, and $106,000, or 0.1%, in comparison to March 31, 2016 and December 31, 2016, respectively. The decrease in non-performing loans was realized across most loan categories except commercial, which increased $4.7 million, or 12.0%, and $366,000, or 0.8%, in comparison to March 31, 2016 and December 31, 2016, respectively, and real estate - construction loans, which increased $1.5 million, or 12.9%, and $3.7 million, or 37.7% in comparison to March 31, 2016 and December 31, 2016, respectively.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2017	March 31, 2016	December 31, 2016
	(in thousands)
Residential properties	$6,112	$6,235	$7,655
Commercial properties	3,134	3,101	2,651
Undeveloped land	2,660	1,610	2,509
Total OREO	$11,906	$10,946	$12,815

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

Total internally risk rated loans were $11.1 billion and $10.9 billion as of March 31, 2017 and December 31, 2016, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (decrease)		Substandard or lower		Increase (decrease)		Total Criticized and Classified Loans
	March 31, 2017	December 31, 2016	$	%	March 31, 2017	December 31, 2016	$	%	March 31, 2017	December 31, 2016
	(dollars in thousands)
Real estate - commercial mortgage	$137,643	$132,484	$5,159	3.9%	$120,749	$122,976	$(2,227)	(1.8)%	$258,392	$255,460
Commercial - secured	138,242	128,873	9,369	7.3	138,757	118,527	20,230	17.1	276,999	247,400
Commercial -unsecured	6,471	4,481	1,990	44.4	2,563	3,531	(968)	(27.4)	9,034	8,012
Total Commercial - industrial, financial and agricultural	144,713	133,354	11,359	8.5	141,320	122,058	19,262	15.8	286,033	255,412
Construction - commercial residential	10,677	15,447	(4,770)	(30.9)	16,221	13,172	3,049	23.1	26,898	28,619
Construction - commercial	4,902	3,412	1,490	43.7	5,363	5,115	248	4.8	10,265	8,527
Total real estate - construction (excluding construction - other)	15,579	18,859	(3,280)	(17.4)	21,584	18,287	3,297	18.0	37,163	37,146
Total	$297,935	$284,697	$13,238	4.6%	$283,653	$263,321	$20,332	7.7%	$581,588	$548,018

% of total risk rated loans	2.6%	2.6%			2.6%	2.4%			5.2%	5.0%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	March 31, 2017			March 31, 2016			December 31, 2016
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.18%	0.60%	0.78%	0.15%	0.78%	0.93%	0.13%	0.65%	0.78%
Commercial – industrial, financial and agricultural	0.19%	1.06%	1.25%	0.49%	0.97%	1.46%	0.25%	1.06%	1.31%
Real estate – construction	0.46%	1.53%	1.99%	0.52%	1.48%	2.00%	0.12%	1.17%	1.29%
Real estate – residential mortgage	1.03%	1.41%	2.44%	1.27%	1.83%	3.10%	1.27%	1.48%	2.75%
Real estate – home equity	0.46%	0.76%	1.22%	0.54%	0.87%	1.41%	0.57%	0.81%	1.38%
Consumer, leasing and other	0.91%	0.31%	1.22%	0.95%	0.77%	1.72%	1.23%	0.42%	1.65%
Total	0.35%	0.88%	1.23%	0.45%	0.99%	1.44%	0.38%	0.89%	1.27%
Total dollars (in thousands)	$52,198	$131,532	$183,730	$62,922	$137,183	$200,105	$55,149	$131,638	$186,787

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $172.6 million as of March 31, 2017 is sufficient to cover incurred losses in the loan portfolio and unfunded lending commitments as of that date and is appropriate based on applicable accounting standards.

Deposits and Borrowings

The following table presents ending deposits, by type:

			Increase (Decrease)
	March 31, 2017	December 31, 2016	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,417,733	$4,376,137	$41,596	1.0%
Interest-bearing demand	3,702,663	3,703,712	(1,049)	—
Savings and money market accounts	4,251,574	4,179,773	71,801	1.7
Total demand and savings	12,371,970	12,259,622	112,348	0.9
Time deposits	2,718,374	2,753,242	(34,868)	(1.3)
Total deposits	$15,090,344	$15,012,864	$77,480	0.5%

Noninterest-bearing demand deposits increased $41.6 million, or 1.0%, primarily as a result of increases in personal account balances of $49.8 million, or 5.7%, and business account balances of $37.9 million, or 1.1%, partially offset by a seasonal decrease in municipal account balances of $38.4 million, or 25.4%.

The $71.8 million, or 1.7%, increase in savings and money market account balances was due to an $82.9 million, or 3.0%, increase in personal account balances, a $18.9 million, or 2.4%, increase in business account balances, partially offset by a $29.9 million, or 5.2%, seasonal decrease in municipal account balances. Interest-bearing demand accounts decreased $1.0 million, due to a $53.1 million, or 4.1%, seasonal decrease in municipal account balances, which was mostly offset by a $44.5 million, or 2.1%, increase in personal account balances and a $7.5 million, or 2.3%, increase in business account balances.

The following table presents ending short-term borrowings and long-term debt by type:

			Increase (Decrease)
	March 31, 2017	December 31, 2016	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$181,170	$195,734	$(14,564)	(7.4)%
Customer short-term promissory notes	87,726	67,013	20,713	30.9
Total short-term customer funding	268,896	262,747	6,149	2.3
Federal funds purchased	54,421	278,570	(224,149)	(80.5)
Short-term FHLB advances (1)	130,000	—	130,000	N/M
Total short-term borrowings	453,317	541,317	(88,000)	(16.3)
Long-term debt:
FHLB advances	652,209	567,240	84,969	15.0
Other long-term debt	485,700	362,163	123,537	34.1
Total long-term debt	1,137,909	929,403	208,506	22.4
Total borrowings	$1,591,226	$1,470,720	$120,506	8.2%

N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total borrowings increased $120.5 million, or 8.2%, as a result of a $208.5 million, or 22.4%, increase in long-term debt, partially offset by an $88.0 million, or 16.3%, decrease in short-term borrowings. The increase in long-term debt was primarily the result of the issuance of $125.0 million of senior notes in March 2017 as discussed in the "Results of Operations."

Shareholders' Equity

Total shareholders’ equity increased $33.6 million, or 1.6%, during the first three months of 2017. The increase was due primarily to $43.4 million of net income, $4.7 million of stock issued and a $3.9 million increase in other comprehensive income, partially offset by $19.2 million of common stock dividends.

In November 2016, the Corporation's board of directors approved an extension, through December 31, 2017, to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares. Repurchased shares may be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. As of March 31, 2017, 1.5 million shares were repurchased under this program for a total cost of $18.5 million, or $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2017.

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

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities ("TruPS"), have been phased out as a component of Tier 1 capital for institutions of the Corporation's size.

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

As of March 31, 2017, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of March 31, 2017, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2017	December 31, 2016	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.2%	13.2%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.4%	10.4%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.4%	10.4%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.0%	9.0%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes on net interest income as of March 31, 2017 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $100.0 million	16.8%
+200 bp	+ $67.7 million	11.4%
+100 bp	+ $34.0 million	5.7%
–100 bp	– $49.8 million	– 8.3%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of March 31, 2017, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Liquidity

The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on investments and outstanding loans and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short-term and long-term needs. In addition, the Corporation has filed a shelf registration statement with the Securities and Exchange Commission under which the Corporation may, from time to time subject to then current market conditions, offer various types of debt and equity securities.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2017, the Corporation had $652.2 million of advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.1 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2017, the Corporation had aggregate availability under federal funds lines of $1.1 billion with $54.4 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2017, the Corporation had $1.2 billion of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2017 generated $64.5 million of cash, mainly due to net income. Cash used in investing activities was $274.6 million, mainly due to net increases in loans and short-term investments. Net cash provided by financing activities was $185.1 million due mainly to an increase in long-term debt, driven by the impact of the $125 million issuance of senior debt, increases in deposits, partially offset by a decrease in short-term borrowings and cash dividends.

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of March 31, 2017, equity investments consisted of $21.6 million of common stocks of publicly traded financial institutions and $969,000 of other equity investments.

The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $10.6 million and an estimated fair value of $21.6 million at March 31, 2017, including an investment in a single financial institution with a cost basis of $5.1 million and an estimated fair value of $9.6 million. The fair value of this investment accounted for 44.6% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $11.0 million as of March 31, 2017.

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

State and Municipal Securities

As of March 31, 2017, the Corporation owned $392.6 million of municipal securities issued by various states or municipalities. Downward pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of March 31, 2017, approximately 98% of state or municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 59% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of March 31, 2017, the Corporation’s investments in student loan auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.3 million and a fair value of $97.4 million.

As of March 31, 2017, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime in the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2017, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At March 31, 2017, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of March 31, 2017, these securities had an amortized cost of $109.6 million and an estimated fair value of $107.9 million.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c)  There were no purchases of equity securities by the issuer or any affiliated purchasers during the three months ended March 31, 2017.

Item 6. Exhibits
See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 5, 2017	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	May 5, 2017	/s/ Philmer H. Rohrbaugh
Philmer H. Rohrbaugh
Senior Executive Vice President, Chief Operating Officer
and Chief Financial Officer

EXHIBIT INDEX
Exhibits Required Pursuant
to Item 601 of Regulation S-K

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2011. (File No. 0-10587)

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on an Amended Form 8-K dated September 23, 2014.

4.1
Indenture, dated March 16, 2017, between Fulton Financial Corporation and Wilmington Trust, National Association - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K dated March 16, 2017.

4.2
First Supplemental Indenture, dated March 16, 2017, between Fulton Financial Corporation and Wilmington Trust, National Association - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K dated March 16, 2017.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended March 31, 2017, filed on May 5, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.