Form 10-Q
period 2017-06-30
FULTON FINANCIAL CORP
filed 2017-08-04
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017, or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
Common Stock, $2.50 Par Value –174,941,000 shares outstanding as of July 28, 2017.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$94,938	$118,763
Interest-bearing deposits with other banks	322,514	233,763
Federal Reserve Bank and Federal Home Loan Bank stock	70,328	57,489
Loans held for sale	62,354	28,697
Available for sale investment securities	2,488,699	2,559,227
Loans, net of unearned income	15,346,617	14,699,272
Less: Allowance for loan losses	(172,342)	(168,679)
Net Loans	15,174,275	14,530,593
Premises and equipment	217,558	217,806
Accrued interest receivable	47,603	46,294
Goodwill and intangible assets	531,556	531,556
Other assets	637,610	620,059
Total Assets	$19,647,435	$18,944,247
LIABILITIES
Deposits:
Noninterest-bearing	$4,574,619	$4,376,137
Interest-bearing	10,782,742	10,636,727
Total Deposits	15,357,361	15,012,864
Short-term borrowings:
Federal funds purchased	206,269	278,570
Other short-term borrowings	488,590	262,747
Total Short-Term Borrowings	694,859	541,317
Accrued interest payable	7,804	9,632
Other liabilities	357,680	329,916
Federal Home Loan Bank advances and other long-term debt	1,037,961	929,403
Total Liabilities	17,455,665	16,823,132
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 220.8 million shares issued in 2017 and 219.9 million shares issued in 2016	551,936	549,707
Additional paid-in capital	1,473,549	1,467,602
Retained earnings	782,541	732,099
Accumulated other comprehensive loss	(24,875)	(38,449)
Treasury stock, at cost, 45.9 million shares in 2017 and 45.8 million shares in 2016	(591,381)	(589,844)
Total Shareholders’ Equity	2,191,770	2,121,115
Total Liabilities and Shareholders’ Equity	$19,647,435	$18,944,247

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$148,440	$134,643	$291,006	$268,722
Investment securities:
Taxable	11,474	11,159	23,388	23,162
Tax-exempt	2,856	2,320	5,705	4,360
Dividends	109	135	238	295
Loans held for sale	201	188	388	319
Other interest income	801	864	1,643	1,762
Total Interest Income	163,881	149,309	322,368	298,620
INTEREST EXPENSE
Deposits	12,884	10,887	24,685	21,614
Short-term borrowings	974	217	1,829	485
Federal Home Loan Bank advances and other long-term debt	8,460	9,289	16,712	18,551
Total Interest Expense	22,318	20,393	43,226	40,650
Net Interest Income	141,563	128,916	279,142	257,970
Provision for credit losses	6,700	2,511	11,500	4,041
Net Interest Income After Provision for Credit Losses	134,863	126,405	267,642	253,929
NON-INTEREST INCOME
Other service charges and fees	14,342	12,983	26,779	23,733
Service charges on deposit accounts	12,914	12,896	25,314	25,454
Investment management and trust services	12,132	11,247	23,940	22,235
Mortgage banking income	6,141	3,897	10,737	7,927
Investment securities gains, net	1,436	76	2,542	1,023
Other	5,406	5,038	9,732	8,902
Total Non-Interest Income	52,371	46,137	99,044	89,274
NON-INTEREST EXPENSE
Salaries and employee benefits	74,496	70,029	143,732	139,401
Net occupancy expense	12,316	11,811	24,979	24,031
Other outside services	7,708	5,508	13,254	11,564
Data processing	4,619	5,476	8,905	10,876
Software	4,435	3,953	9,128	7,874
Amortization of tax credit investments	3,151	—	4,149	—
Equipment expense	3,034	2,872	6,393	6,243
Professional fees	2,931	3,353	5,668	5,686
FDIC insurance expense	2,366	2,960	4,424	5,909
Marketing	2,234	1,916	4,220	3,540
Other	15,405	13,759	30,118	26,926
Total Non-Interest Expense	132,695	121,637	254,970	242,050
Income Before Income Taxes	54,539	50,905	111,716	101,153
Income taxes	9,072	11,155	22,869	23,146
Net Income	$45,467	$39,750	$88,847	$78,007

PER SHARE:
Net Income (Basic)	$0.26	$0.23	$0.51	$0.45
Net Income (Diluted)	0.26	0.23	0.51	0.45
Cash Dividends	0.11	0.10	0.22	0.19
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016

Net Income	$45,467	$39,750	$88,847	$78,007
Other Comprehensive Income, net of tax:
Unrealized gain on securities	10,268	12,839	14,541	29,865
Reclassification adjustment for securities gains included in net income	(932)	(49)	(1,651)	(665)
Amortization of unrealized loss on derivative financial instruments	—	4	—	8
Amortization of net unrecognized pension and postretirement items	341	32	684	498
Other Comprehensive Income	9,677	12,826	13,574	29,706
Total Comprehensive Income	$55,144	$52,576	$102,421	$107,713

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				88,847			88,847
Other comprehensive income					13,574		13,574
Stock issued	877	2,229	4,178			(1,537)	4,870
Stock-based compensation awards			1,769				1,769
Common stock cash dividends - $0.22 per share				(38,405)			(38,405)
Balance at June 30, 2017	174,917	$551,936	$1,473,549	$782,541	$(24,875)	$(591,381)	$2,191,770

Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894
Net income				78,007			78,007
Other comprehensive loss					29,706		29,706
Stock issued, including related tax benefits	273	389	1,405			1,554	3,348
Stock-based compensation awards			3,256				3,256
Acquisition of treasury stock	(1,310)					(16,254)	(16,254)
Common stock cash dividends - $0.19 per share				(32,960)			(32,960)
Balance at June 30, 2016	173,139	$547,530	$1,455,351	$686,635	$7,689	$(590,208)	$2,106,997

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$88,847	$78,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,500	4,041
Depreciation and amortization of premises and equipment	13,974	13,804
Net amortization of investment securities premiums	4,775	4,647
Investment securities gains, net	(2,542)	(1,023)
Gain on sales of mortgage loans held for sale	(6,562)	(7,110)
Proceeds from sales of mortgage loans held for sale	283,251	304,516
Originations of mortgage loans held for sale	(281,356)	(314,850)
Amortization of issuance costs on long-term debt	382	193
Stock-based compensation	1,769	3,256
Excess tax benefits from stock-based compensation	—	(28)
Increase in accrued interest receivable	(1,309)	(549)
Increase in other assets	(26,610)	(18,268)
Decrease in accrued interest payable	(1,828)	(2,388)
(Decrease) increase in other liabilities	(9,327)	9,866
Total adjustments	(13,883)	(3,893)
Net cash provided by operating activities	74,964	74,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	29,518	84,972
Proceeds from principal repayments and maturities of securities available for sale	225,788	282,832
Purchase of securities available for sale	(158,078)	(355,220)
Increase in short-term investments	(101,590)	(115,570)
Net increase in loans	(655,172)	(326,902)
Net purchases of premises and equipment	(13,726)	(17,130)
Net cash used in investing activities	(673,260)	(447,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	351,329	202,552
Net decrease in time deposits	(6,832)	(42,305)
Increase in short-term borrowings	153,542	224,551
Additions to long-term debt	223,251	16,000
Repayments of long-term debt	(115,075)	(183)
Net proceeds from issuance of common stock	4,870	3,320
Excess tax benefits from stock-based compensation	—	28
Dividends paid	(36,614)	(31,278)
Acquisition of treasury stock	—	(16,254)
Net cash provided by financing activities	574,471	356,431
Net Decrease in Cash and Due From Banks	(23,825)	(16,473)
Cash and Due From Banks at Beginning of Period	118,763	101,120
Cash and Due From Banks at End of Period	$94,938	$84,647
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$45,054	$43,038
Income taxes	7,016	9,087
Supplemental schedule of certain noncash activities:
Transfer of student loans to loans held for sale	$28,990	$—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

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

In January 2016, the FASB issued ASC Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASC Update 2016-01 provides guidance regarding the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This standard will require equity investments to be measured at fair value, with changes recorded in net income. ASC Update 2016-01 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2017, with earlier adoption permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities, which requires restatement of all comparative periods in the year of adoption. Early adoption is permitted. For the Corporation, this standards update is effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements. The Corporation currently operates a number of branches that are leased, with the leases accounted for as operating leases that are not recognized on the consolidated balance sheet. Under ASC Update 2016-02, right-of-use assets and lease liabilities will need to be recognized on the consolidated balance sheet for these branches. The recognition of operating leases on the consolidated balance sheet is expected to be the most significant impact of the adoption of this standards update.

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

In January 2017, the FASB issued ASC Update 2017-04, "Intangibles - Goodwill and Other." This standards update eliminates Step 2 of the goodwill impairment test which measures the impairment amount. Identifying and measuring impairment will take place in a single quantitative step. In addition, no separate qualitative assessment for reporting units with zero or negative carrying amount is required. Entities must disclose the existence of these reporting units and the amount of goodwill allocated to them. This update should be applied on a prospective basis, and an entity is required to disclose the nature of and reason for the change in accounting principle upon transition. ASC Update 2017-04 is effective for annual or interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its 2020 goodwill impairment test and does not expect the adoption of ASC Update 2017-04 to have a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASC Update 2017-09, "Scope of Modification Accounting." This standards update provides clarity and reduces both (1) diversity in practice and (2) cost and complexity, when applying the guidance in the stock compensation standard, to a change to the terms or conditions of a share-based payment award. ASC Update 2017-09 is effective for annual or interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2017-09 to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2016 consolidated financial statements and notes have been reclassified to conform to the 2017 presentation.

NOTE 2 – Net Income Per Share

Basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). PSUs are required to be included in weighted average shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(in thousands)
Weighted average shares outstanding (basic)	174,597	173,394	174,375	173,363
Impact of common stock equivalents	935	924	1,179	1,004
Weighted average shares outstanding (diluted)	175,532	174,318	175,554	174,367
For the three and six months ended June 30, 2016, 802,000 and 844,000 stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. There were no stock options excluded for the three and six months ended June 30, 2017.

NOTE 3 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended June 30, 2017
Unrealized gain on securities	$15,798	$(5,530)	$10,268
Reclassification adjustment for securities gains included in net income (1)	(1,436)	504	(932)
Amortization of net unrecognized pension and postretirement items (3)	522	(181)	341
Total Other Comprehensive Income	$14,884	$(5,207)	$9,677
Three months ended June 30, 2016
Unrealized gain on securities	$19,753	$(6,914)	$12,839
Reclassification adjustment for securities gains included in net income (1)	(76)	27	(49)
Amortization of unrealized loss on derivative financial instruments(2)	6	(2)	4
Amortization of net unrecognized pension and postretirement items (3)	49	(17)	32
Total Other Comprehensive Income	$19,732	$(6,906)	$12,826

Six months ended June 30, 2017
Unrealized gain on securities	$22,374	$(7,833)	$14,541
Reclassification adjustment for securities gains included in net income (1)	(2,542)	891	(1,651)
Amortization of net unrecognized pension and postretirement items (3)	1,051	(367)	684
Total Other Comprehensive Income	$20,883	$(7,309)	$13,574

Six months ended June 30, 2016
Unrealized gain on securities	$45,946	$(16,081)	$29,865
Reclassification adjustment for securities gains included in net income (1)	(1,023)	358	(665)
Amortization of unrealized loss on derivative financial instruments (2)	12	(4)	8
Amortization of net unrecognized pension and postretirement items (3)	766	(268)	498
Total Other Comprehensive Income	$45,701	$(15,995)	$29,706

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2017
Balance at March 31, 2017	$(19,493)	$273	$—	$(15,332)	$(34,552)
Other comprehensive income before reclassifications	10,268	—	—	—	10,268
Amounts reclassified from accumulated other comprehensive income (loss)	(932)	—	—	341	(591)
Balance at June 30, 2017	$(10,157)	$273	$—	$(14,991)	$(24,875)
Three months ended June 30, 2016
Balance at March 31, 2016	$9,911	$458	$(11)	$(15,495)	$(5,137)
Other comprehensive income before reclassifications	12,839	—	—	—	12,839
Amounts reclassified from accumulated other comprehensive income (loss)	(49)	—	4	32	(13)
Balance at June 30, 2016	$22,701	$458	$(7)	$(15,463)	$7,689

Six months ended June 30, 2017
Balance at December 31, 2016	$(23,047)	$273	$—	$(15,675)	$(38,449)
Other comprehensive income before reclassifications	14,541	—	—	—	14,541
Amounts reclassified from accumulated other comprehensive income (loss)	(1,651)	—	—	684	(967)
Balance at June 30, 2017	$(10,157)	$273	$—	$(14,991)	$(24,875)
Six months ended June 30, 2016
Balance at December 31, 2015	$(6,499)	$458	$(15)	$(15,961)	$(22,017)
Other comprehensive income before reclassifications	29,865	—	—	—	29,865
Amounts reclassified from accumulated other comprehensive income (loss)	(665)	—	8	498	(159)
Balance at June 30, 2016	$22,701	$458	$(7)	$(15,463)	$7,689

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2017
U.S. Government sponsored agency securities	$5,960	$94	$—	$6,054
State and municipal securities	405,035	3,726	(7,125)	401,636
Corporate debt securities	88,887	2,531	(2,426)	88,992
Collateralized mortgage obligations	546,847	1,399	(9,739)	538,507
Residential mortgage-backed securities	1,218,257	5,782	(10,974)	1,213,065
Commercial mortgage-backed securities	121,012	390	(335)	121,067
Auction rate securities	107,410	—	(9,487)	97,923
Total debt securities	2,493,408	13,922	(40,086)	2,467,244
Equity securities	10,487	10,968	—	21,455
Total	$2,503,895	$24,890	$(40,086)	$2,488,699

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2016
U.S. Government sponsored agency securities	$132	$2	$—	$134
State and municipal securities	405,274	2,043	(15,676)	391,641
Corporate debt securities	112,016	1,978	(4,585)	109,409
Collateralized mortgage obligations	604,095	1,943	(12,178)	593,860
Residential mortgage-backed securities	1,328,192	6,546	(16,900)	1,317,838
Commercial mortgage-backed securities	25,100	—	(537)	24,563
Auction rate securities	107,215	—	(9,959)	97,256
Total debt securities	2,582,024	12,512	(59,835)	2,534,701
Equity securities	12,231	12,295	—	24,526
Total	$2,594,255	$24,807	$(59,835)	$2,559,227
Securities carried at $1.7 billion and $1.8 billion as of June 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of publicly traded financial institutions (estimated fair value of $20.5 million at June 30, 2017 and $23.5 million at December 31, 2016) and other equity investments (estimated fair value of $1.0 million at both June 30, 2017 and December 31, 2016).
As of June 30, 2017, the financial institutions stock portfolio had a cost basis of $9.7 million and an estimated fair value of $20.5 million, including an investment in a single financial institution with a cost basis of $4.3 million and an estimated fair value of $8.8 million. The estimated fair value of this investment accounted for 42.9% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of June 30, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$20,103	$20,336
Due from one year to five years	27,967	28,335
Due from five years to ten years	111,883	113,050
Due after ten years	447,339	432,884
	607,292	594,605
Residential mortgage-backed securities	1,218,257	1,213,065
Commercial mortgage-backed securities	121,012	121,067
Collateralized mortgage obligations	546,847	538,507
Total debt securities	$2,493,408	$2,467,244
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended June 30, 2017	(in thousands)
Equity securities	$1,305	$—	$1,305
Debt securities	145	(14)	131
Total	$1,450	$(14)	$1,436
Three months ended June 30, 2016
Equity securities	$4	$(10)	$(6)
Debt securities	108	(26)	82
Total	$112	$(36)	$76

Six months ended June 30, 2017
Equity securities	$2,350	$—	$2,350
Debt securities	206	(14)	192
Total	$2,556	$(14)	$2,542
Six months ended June 30, 2016
Equity securities	$737	$(10)	$727
Debt securities	322	(26)	296
Total	$1,059	$(36)	$1,023

The cumulative balance of credit related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at June 30, 2017 and June 30, 2016 was $10.0 million. There were no other-than-temporary impairment charges recognized for the three and six months ended June 30, 2017 and June 30, 2016.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2017	(in thousands)
State and municipal securities	$214,497	$(7,125)	$—	$—	$214,497	$(7,125)
Corporate debt securities	4,020	(9)	32,148	(2,417)	36,168	(2,426)
Collateralized mortgage obligations	144,523	(3,057)	231,936	(6,682)	376,459	(9,739)
Residential mortgage-backed securities	896,206	(10,974)	—	—	896,206	(10,974)
Commercial mortgage-backed securities	68,546	(335)	—	—	68,546	(335)
Auction rate securities	—	—	97,923	(9,487)	97,923	(9,487)
Total debt securities	$1,327,792	$(21,500)	$362,007	$(18,586)	$1,689,799	$(40,086)

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016	(in thousands)
State and municipal securities	$247,509	$(15,676)	$—	$—	$247,509	$(15,676)
Corporate debt securities	11,922	(110)	34,629	(4,475)	46,551	(4,585)
Collateralized mortgage obligations	166,905	(3,899)	258,237	(8,279)	425,142	(12,178)
Residential mortgage-backed securities	1,112,947	(16,900)	—	—	1,112,947	(16,900)
Commercial mortgage-backed securities	24,563	(537)	—	—	24,563	(537)
Auction rate securities	—	—	97,256	(9,959)	97,256	(9,959)
Total debt securities	$1,563,846	$(37,122)	$390,122	$(22,713)	$1,953,968	$(59,835)
The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2017.
As of June 30, 2017, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of June 30, 2017, all ARCs were current and making scheduled interest payments, and based on management’s evaluations, were not subject to any other-than-temporary impairment charges as of June 30, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	June 30, 2017		December 31, 2016
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$43,795	$42,478	$43,746	$39,829
Subordinated debt	29,069	29,697	46,231	46,723
Senior debt	12,035	12,407	18,037	18,433
Pooled trust preferred securities	—	422	—	422
Corporate debt securities issued by financial institutions	84,899	85,004	108,014	105,407
Other corporate debt securities	3,988	3,988	4,002	4,002
Available for sale corporate debt securities	$88,887	$88,992	$112,016	$109,409

Single-issuer trust preferred securities had an unrealized loss of $1.3 million at June 30, 2017. Six of the 19 single-issuer trust preferred securities, with an amortized cost of $11.6 million and an estimated fair value of $10.9 million at June 30, 2017, were rated below investment grade by at least one ratings agency. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" and "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $2.8 million at June 30, 2017 were not rated by any ratings agency.
Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges as of June 30, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Real-estate - commercial mortgage	$6,262,008	$6,018,582
Commercial - industrial, financial and agricultural	4,245,849	4,087,486
Real-estate - residential mortgage	1,784,712	1,601,994
Real-estate - home equity	1,579,739	1,625,115
Real-estate - construction	938,900	843,649
Consumer	283,156	291,470
Leasing and other	269,787	246,704
Overdrafts	4,435	3,662
Loans, gross of unearned income	15,368,586	14,718,662
Unearned income	(21,969)	(19,390)
Loans, net of unearned income	$15,346,617	$14,699,272

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

The following table presents the components of the allowance for credit losses:

	June 30, 2017	December 31, 2016
	(in thousands)
Allowance for loan losses	$172,342	$168,679
Reserve for unfunded lending commitments	2,656	2,646
Allowance for credit losses	$174,998	$171,325

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$172,647	$166,065	$171,325	$171,412
Loans charged off	(8,715)	(10,746)	(18,122)	(21,901)
Recoveries of loans previously charged off	4,366	7,278	10,295	11,556
Net loans charged off	(4,349)	(3,468)	(7,827)	(10,345)
Provision for credit losses	6,700	2,511	11,500	4,041
Balance at end of period	$174,998	$165,108	$174,998	$165,108

The Corporation has historically maintained an unallocated allowance for credit losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. During the second quarter of 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary.

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended June 30, 2017
Balance at March 31, 2017	$47,373	$55,309	$23,821	$22,018	$7,501	$3,031	$3,268	$7,755	$170,076
Loans charged off	(242)	(5,353)	(592)	(124)	(774)	(430)	(1,200)	—	(8,715)
Recoveries of loans previously charged off	934	1,974	215	151	373	470	249	—	4,366
Net loans charged off	692	(3,379)	(377)	27	(401)	40	(951)	—	(4,349)
Provision for loan losses (1)	9,307	15,712	(5,988)	(5,606)	2,434	(1,277)	(212)	(7,755)	6,615
Balance at June 30, 2017	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$—	$172,342
Three months ended June 30, 2016
Balance at March 31, 2016	$48,311	$54,333	$22,524	$19,928	$6,282	$2,324	$2,974	$7,165	$163,841
Loans charged off	(1,474)	(4,625)	(1,045)	(340)	(742)	(569)	(1,951)	—	(10,746)
Recoveries of loans previously charged off	1,367	2,931	350	420	1,563	539	108	—	7,278
Net loans charged off	(107)	(1,694)	(695)	80	821	(30)	(1,843)	—	(3,468)
Provision for loan losses (1)	(4,464)	(884)	4,341	1,218	(1,331)	690	1,387	1,216	2,173
Balance at June 30, 2016	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546
Six months ended June 30, 2017
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans charged off	(1,466)	(10,880)	(1,290)	(340)	(1,021)	(1,286)	(1,839)	—	(18,122)
Recoveries of loans previously charged off	1,384	6,165	352	381	921	706	386	—	10,295
Net loans charged off	(82)	(4,715)	(938)	41	(100)	(580)	(1,453)	—	(7,827)
Provision for loan losses (1)	10,612	18,004	(8,407)	(6,531)	3,179	(1,200)	366	(4,533)	11,490
Balance at June 30, 2017	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$—	$172,342
Six months ended June 30, 2016
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans charged off	(2,056)	(10,813)	(2,586)	(1,408)	(1,068)	(1,576)	(2,394)	—	(21,901)
Recoveries of loans previously charged off	2,192	5,250	688	556	1,946	735	189	—	11,556
Net loans charged off	136	(5,563)	(1,898)	(852)	878	(841)	(2,205)	—	(10,345)
Provision for loan losses (1)	(4,262)	220	5,663	703	(1,635)	1,240	2,255	(347)	3,837
Balance at June 30, 2016	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546

(1)
The provision for loan losses excluded an $85,000 and a $10,000 increase, respectively, in the reserve for unfunded lending commitments for the three and six months ended June 30, 2017 and a $338,000 and $204,000 increase, respectively, in the reserve for unfunded lending commitments for the three and    six months ended June 30, 2016.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Allowance for loan losses at June 30, 2017:
Measured for impairment under FASB ASC Subtopic 450-20	$49,055	$57,341	$7,607	$6,013	$5,370	$1,773	$2,105	$—	$129,264
Evaluated for impairment under FASB ASC Section 310-10-35	8,317	10,301	9,849	10,426	4,164	21	—	N/A	43,078
	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$—	$172,342

Loans, net of unearned income at June 30, 2017:
Measured for impairment under FASB ASC Subtopic 450-20	$6,212,998	$4,189,676	$1,557,989	$1,741,404	$921,839	$283,123	$252,253	N/A	$15,159,282
Evaluated for impairment under FASB ASC Section 310-10-35	49,010	56,173	21,750	43,308	17,061	33	—	N/A	187,335
	$6,262,008	$4,245,849	$1,579,739	$1,784,712	$938,900	$283,156	$252,253	N/A	$15,346,617

Allowance for loan losses at June 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$32,861	$40,945	$17,089	$9,044	$4,004	$2,971	$2,518	$8,381	$117,813
Evaluated for impairment under FASB ASC Section 310-10-35	10,879	10,810	9,081	12,182	1,768	13	—	N/A	44,733
	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546

Loans, net of unearned income at June 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$5,582,027	$4,057,883	$1,629,443	$1,399,399	$841,193	$278,053	$194,254	N/A	$13,982,252
Evaluated for impairment under FASB ASC Section 310-10-35	53,320	41,294	17,876	47,893	12,506	18	—	N/A	172,907
	$5,635,347	$4,099,177	$1,647,319	$1,447,292	$853,699	$278,071	$194,254	N/A	$14,155,159

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

All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of June 30, 2017 and December 31, 2016, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

As of June 30, 2017 and 2016, approximately 87% and 89%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value of the collateral using state certified third-party appraisals that had been updated in the preceding 12 months.

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

The following table presents total impaired loans by class segment:

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,219	$22,396	$—	$28,757	$25,447	$—
Commercial - secured	43,206	36,036	—	29,296	25,526	—
Real estate - residential mortgage	4,629	4,629	—	4,689	4,689	—
Construction - commercial residential	10,054	8,044	—	6,271	4,795	—
Construction - commercial	598	590	—	—	—	—
	83,706	71,695		69,013	60,457
With a related allowance recorded:
Real estate - commercial mortgage	34,131	26,614	8,317	37,132	29,446	10,162
Commercial - secured	23,576	19,479	9,947	27,767	22,626	13,198
Commercial - unsecured	912	658	354	1,122	823	455
Real estate - home equity	25,753	21,750	9,849	23,971	19,205	9,511
Real estate - residential mortgage	45,300	38,679	10,426	48,885	41,359	11,897
Construction - commercial residential	10,479	7,210	3,725	10,103	4,206	1,300
Construction - commercial	186	126	45	681	435	145
Construction - other	1,096	1,091	394	1,096	1,096	423
Consumer - direct	18	18	12	21	21	14
Consumer - indirect	16	15	9	19	19	12
	141,467	115,640	43,078	150,797	119,236	47,117
Total	$225,173	$187,335	$43,078	$219,810	$179,693	$47,117
As of June 30, 2017 and December 31, 2016, there were $71.7 million and $60.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$22,316	$71	$22,762	$72	$23,360	$141	$22,707	141
Commercial - secured	30,829	46	15,182	20	29,061	82	14,688	36
Real estate - residential mortgage	4,643	26	6,191	33	4,658	52	5,724	63
Construction - commercial residential	6,368	4	6,421	16	5,844	6	7,236	35
Construction - commercial	597	—	—	—	398	—	—	—
	64,753	147	50,556	141	63,321	281	50,355	275
With a related allowance recorded:
Real estate - commercial mortgage	27,710	88	33,042	104	28,288	173	33,927	212
Commercial - secured	20,675	31	25,919	33	21,325	63	28,489	71
Commercial - unsecured	712	—	929	1	749	—	893	2
Real estate - home equity	20,352	117	17,950	70	19,969	212	17,222	127
Real estate - residential mortgage	39,500	225	41,928	226	40,119	455	43,164	461
Construction - commercial residential	7,248	4	5,566	14	6,234	7	5,807	29
Construction - commercial	104	—	548	—	214	—	578	—
Construction - other	1,094	—	513	—	1,094	—	406	—
Consumer - direct	19	—	10	—	19	—	16	—
Consumer - indirect	17	—	15	—	17	—	11	—
Leasing, other and overdrafts	—	—	711	—	475	—	949	—
	117,431	465	127,131	448	118,503	910	131,462	902
Total	$182,184	$612	$177,687	$589	$181,824	$1,191	$181,817	1,177

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2017 and 2016 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate - commercial mortgage	$6,004,958	$5,763,122	$119,534	$132,484	$137,516	$122,976	$6,262,008	$6,018,582
Commercial - secured	3,813,864	3,686,152	119,119	128,873	169,602	118,527	4,102,585	3,933,552
Commercial - unsecured	134,455	145,922	6,264	4,481	2,545	3,531	143,264	153,934
Total commercial - industrial, financial and agricultural	3,948,319	3,832,074	125,383	133,354	172,147	122,058	4,245,849	4,087,486
Construction - commercial residential	131,115	113,570	9,789	15,447	16,387	13,172	157,291	142,189
Construction - commercial	718,702	635,963	4,727	3,412	5,220	5,115	728,649	644,490
Total construction (excluding Construction - other)	849,817	749,533	14,516	18,859	21,607	18,287	885,940	786,679
	$10,803,094	$10,344,729	$259,433	$284,697	$331,270	$263,321	$11,393,797	$10,892,747
% of Total	94.8%	95.0%	2.3%	2.6%	2.9%	2.4%	100.0%	100.0%

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

The following table presents a summary of performing, delinquent and non-performing loans for the indicated loan class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate - home equity	$1,557,629	$1,602,687	$10,223	$9,274	$11,887	$13,154	$1,579,739	$1,625,115
Real estate - residential mortgage	1,746,977	1,557,995	15,889	20,344	21,846	23,655	1,784,712	1,601,994
Construction - other	51,869	55,874	—	—	1,091	1,096	52,960	56,970
Consumer - direct	55,825	93,572	1,761	1,752	1,143	1,563	58,729	96,887
Consumer - indirect	222,380	190,656	1,921	3,599	126	328	224,427	194,583
Total consumer	278,205	284,228	3,682	5,351	1,269	1,891	283,156	291,470
Leasing	251,050	229,591	922	1,068	281	317	252,253	230,976
	$3,885,730	$3,730,375	$30,716	$36,037	$36,374	$40,113	$3,952,820	$3,806,525
% of Total	98.3%	98.0%	0.8%	0.9%	0.9%	1.1%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	June 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans	$122,600	$120,133
Loans 90 days or more past due and still accruing	13,143	11,505
Total non-performing loans	135,743	131,638
Other real estate owned (OREO)	11,432	12,815
Total non-performing assets	$147,175	$144,453

The following tables present past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$8,259	$676	$309	$32,267	$32,576	$41,511	$6,220,497	$6,262,008
Commercial - secured	6,411	2,425	3,135	47,489	50,624	59,460	4,043,125	4,102,585
Commercial - unsecured	430	57	98	598	696	1,183	142,081	143,264
Total commercial - industrial, financial and agricultural	6,841	2,482	3,233	48,087	51,320	60,643	4,185,206	4,245,849
Real estate - home equity	8,103	2,120	2,167	9,720	11,887	22,110	1,557,629	1,579,739
Real estate - residential mortgage	12,640	3,249	4,906	16,940	21,846	37,735	1,746,977	1,784,712
Construction - commercial residential	538	20	978	13,779	14,757	15,315	141,976	157,291
Construction - commercial	—	—	—	716	716	716	727,933	728,649
Construction - other	—	—	—	1,091	1,091	1,091	51,869	52,960
Total real estate - construction	538	20	978	15,586	16,564	17,122	921,778	938,900
Consumer - direct	1,054	707	1,143	—	1,143	2,904	55,825	58,729
Consumer - indirect	1,708	213	126	—	126	2,047	222,380	224,427
Total consumer	2,762	920	1,269	—	1,269	4,951	278,205	283,156
Leasing, other and overdrafts	671	251	281	—	281	1,203	251,050	252,253
Total	$39,814	$9,718	$13,143	$122,600	$135,743	$185,275	$15,161,342	$15,346,617

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,254	$1,622	$383	$38,936	$39,319	$47,195	$5,971,387	$6,018,582
Commercial - secured	6,660	2,616	959	41,589	42,548	51,824	3,881,728	3,933,552
Commercial - unsecured	898	35	152	760	912	1,845	152,089	153,934
Total commercial - industrial, financial and agricultural	7,558	2,651	1,111	42,349	43,460	53,669	4,033,817	4,087,486
Real estate - home equity	6,596	2,678	2,543	10,611	13,154	22,428	1,602,687	1,625,115
Real estate - residential mortgage	15,600	4,744	5,224	18,431	23,655	43,999	1,557,995	1,601,994
Construction - commercial residential	233	51	36	8,275	8,311	8,595	133,594	142,189
Construction - commercial	743	—	—	435	435	1,178	643,312	644,490
Construction - other	—	—	—	1,096	1,096	1,096	55,874	56,970
Total real estate - construction	976	51	36	9,806	9,842	10,869	832,780	843,649
Consumer - direct	1,211	541	1,563	—	1,563	3,315	93,572	96,887
Consumer - indirect	3,200	399	328	—	328	3,927	190,656	194,583
Total consumer	4,411	940	1,891	—	1,891	7,242	284,228	291,470
Leasing, other and overdrafts	543	525	317	—	317	1,385	229,591	230,976
Total	$41,938	$13,211	$11,505	$120,133	$131,638	$186,787	$14,512,485	$14,699,272

The following table presents TDRs, by class segment:

	June 30, 2017	December 31, 2016
	(in thousands)
Real-estate - residential mortgage	$26,368	$27,617
Real-estate - commercial mortgage	13,772	15,957
Real estate - home equity	12,031	8,594
Commercial	8,086	6,627
Construction	1,475	726
Consumer	33	39
Total accruing TDRs	61,765	59,560
Non-accrual TDRs (1)	29,373	27,850
Total TDRs	$91,138	$87,410

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

As of June 30, 2017 and December 31, 2016, there were $2.6 million and $3.6 million of commitments, respectively, to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment and type of concession for loans that were modified during the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30				Six months ended June 30
	2017		2016		2017		2016
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate – residential mortgage:
Extend maturity without rate concession	—	$—	2	$315	2	$337	2	$315
Bankruptcy	1	157	1	373	2	335	1	373
Real estate - commercial mortgage:
Extend maturity without rate concession	3	663	—	—	4	981	—	$—
Bankruptcy	1	12	—	—	1	12	—	$—
Real estate - home equity:
Extend maturity without rate concession	17	1,275	18	738	33	2,559	39	$1,995
Bankruptcy	10	1,063	5	231	17	1,516	22	$1,716
Commercial:
Extend maturity without rate concession	4	2,567	4	1,146	8	5,693	6	1,976
Bankruptcy	1	490	—	—	1	490	—	—
Commercial – unsecured:
Extend maturity without rate concession	1	33	—	—	1	33	2	103
Construction - commercial residential:
Extend maturity without rate concession	1	1,204	—	—	1	1,204	—	—
Consumer - indirect:
Bankruptcy	—	—	—	—	—	—	1	2

Total	39	$7,464	30	$2,803	70	$13,160	73	$6,480

The following table presents TDRs, by class segment, as of June 30, 2017 and 2016, that were modified in the previous 12 months and had a post-modification payment default during the six months ended June 30, 2017 and 2016. The Corporation defines a payment default as a single missed payment.

	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	7	$1,911	5	$972
Real estate - commercial mortgage	3	674	2	132
Real estate - home equity	16	922	22	1,448
Commercial	5	2,772	5	1,123
Consumer	1	16	—	—
Total	32	$6,295	34	$3,675

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,543	$40,195	$38,822	$40,944
Originations of mortgage servicing rights	1,203	1,508	2,386	2,428
Amortization	(1,566)	(1,829)	(3,028)	(3,498)
Balance at end of period	$38,180	$39,874	$38,180	$39,874

Valuation allowance:
Balance at beginning of period	$(1,291)	$—	$(1,291)	$—
(Additions) reductions to valuation allowance	1,291	(1,721)	1,291	(1,721)
Balance at end of period	$—	$(1,721)	$—	$(1,721)

Net MSRs at end of period	$38,180	$38,153	$38,180	$38,153

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined that a reduction to the valuation allowance of $1.3 million was appropriate for the three and six months ended June 30, 2017. An addition to the valuation allowance of $1.7 million was determined to be necessary for the three and six months ended June 30, 2016. Additions and reductions to the valuation allowance are recorded as decreases and increases, respectively, to "mortgage banking income" on the consolidated statements of income.

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

The following table presents compensation (benefit) expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense	$1,035	$1,820	$1,769	$3,256
Tax benefit	(1,940)	(642)	(2,684)	(1,075)
Stock-based compensation expense, net of tax benefit	$(905)	$1,178	$(915)	$2,181

For the three and six months ended June 30, 2017, the tax benefit exceeded the stock-based compensation expense as a result of excess tax benefits arising from corporate stock price levels, stock option exercises and vesting restricted stock, RSUs and PSUs during these periods, which were recorded as reductions to income tax expense as required under ASU 2016-09.

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

As of June 30, 2017, the Employee Equity Plan had 10.7 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 360,000 shares reserved for future grants through 2021. On May 1, 2017, the Corporation granted approximately 284,000 PSUs and 140,000 RSUs under the Employee Equity Plan. On June 1, 2017, the Corporation granted approximately 11,000 shares of common stock to its directors for a total expense of $193,000 recognized in other expense.

NOTE 8 – Employee Benefit Plans

The net periodic benefit cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(in thousands)
Service cost (1)	$—	$194	$—	$344
Interest cost	830	879	1,660	1,760
Expected return on plan assets	(451)	(433)	(902)	(1,159)
Net amortization and deferral	663	428	1,326	1,210
Net periodic benefit cost	$1,042	$1,068	$2,084	$2,155

(1)	The Pension Plan was curtailed effective January 1, 2008. Service cost was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The net periodic benefit of the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(in thousands)
Interest cost	$17	$5	$34	$43
Expected return on plan assets	—	(1)	—	(1)
Net accretion and deferral	(141)	(210)	(282)	(275)
Net periodic benefit	$(124)	$(206)	$(248)	$(233)

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2017		December 31, 2016
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$141,136	$1,354	$87,119	$863
Negative fair values	3,573	(28)	18,239	(227)
Net interest rate locks with customers		1,326		636
Forward Commitments
Positive fair values	25,343	94	70,031	2,223
Negative fair values	91,629	(205)	19,964	(112)
Net forward commitments		(111)		2,111
Interest Rate Swaps with Customers
Positive fair values	1,242,309	34,331	876,744	24,397
Negative fair values	581,370	(13,938)	583,060	(16,998)
Net interest rate swaps with customers		20,393		7,399
Interest Rate Swaps with Dealer Counterparties
Positive fair values	581,370	13,938	583,060	16,998
Negative fair values (1)	1,242,309	(29,167)	876,744	(24,397)
Net interest rate swaps with dealer counterparties		(15,229)		(7,399)
Foreign Exchange Contracts with Customers
Positive fair values	4,460	309	11,674	504
Negative fair values	7,295	(343)	4,659	(221)
Net foreign exchange contracts with customers		(34)		283
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,268	407	7,040	241
Negative fair values	6,873	(283)	12,869	(447)
Net foreign exchange contracts with correspondent banks		124		(206)
Net derivative fair value asset		$6,469		$2,824

(1) Includes centrally cleared interest rate swaps with a notional amount of $240.7 million and a fair value of $0 as of June 30, 2017. Collateral is posted daily through a clearing agent for changes in the fair value.

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(in thousands)
Interest rate locks with customers	$(155)	$512	$690	$1,744
Forward commitments	157	(906)	(2,222)	(2,012)
Interest rate swaps with customers	13,809	20,569	12,994	50,000
Interest rate swaps with dealer counterparties	(10,831)	(20,569)	(7,830)	(50,000)
Foreign exchange contracts with customers	(325)	81	(317)	455
Foreign exchange contracts with correspondent banks	367	(68)	330	(347)
Net fair value gains (losses) on derivative financial instruments	$3,022	$(381)	$3,645	$(160)

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2017	December 31, 2016
	(in thousands)
Cost	$32,810	$28,708
Fair value	33,364	28,697

During the three months ended June 30, 2017 and 2016, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $26,000 and $634,000, respectively. During the six months ended June 30, 2017 and 2016, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $565,000 and $864,000, respectively.

Balance Sheet Offsetting

Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset certain assets and liabilities subject to such arrangements on the consolidated financial statements.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
June 30, 2017
Interest rate swap derivative assets	$48,269	$(14,372)	$—	$33,897
Foreign exchange derivative assets with correspondent banks	407	(283)	—	124
Total	$48,676	$(14,655)	$—	$34,021

Interest rate swap derivative liabilities	$43,105	$(14,372)	$(18,320)	$10,413
Foreign exchange derivative liabilities with correspondent banks	283	(283)	—	—
Total	$43,388	$(14,655)	$(18,320)	$10,413

December 31, 2016
Interest rate swap derivative assets	$41,395	$(15,117)	$—	$26,278
Foreign exchange derivative assets with correspondent banks	241	(241)	—	—
Total	$41,636	$(15,358)	$—	$26,278

Interest rate swap derivative liabilities	$41,395	$(15,117)	$(4,010)	$22,268
Foreign exchange derivative liabilities with correspondent banks	447	(241)	(206)	—
Total	$41,842	$(15,358)	$(4,216)	$22,268

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$6,382,314	$6,075,567
Standby letters of credit	349,953	356,359
Commercial letters of credit	41,501	38,901

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

The Corporation provides customary representations and warranties to government sponsored entities and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored entity or investor. The Corporation may be required to repurchase a loan, or reimburse the government sponsored entity or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of both June 30, 2017 and December 31, 2016, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of June 30, 2017, the unpaid principal balance of loans sold under the MPF Program was approximately $94 million. As of June 30, 2017 and December 31, 2016, the reserve for estimated credit losses related to loans sold under the MPF Program was $1.6 million and $1.7 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of June 30, 2017 and December 31, 2016, the total reserve for losses on residential mortgage loans sold was $2.4 million and $2.5 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of June 30, 2017 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. (“Ameriprise”) and Riverview Bank (“Riverview”), have been named as defendants in a lawsuit brought on behalf of a group of 67 plaintiffs filed on March 31, 2016, in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action, who are individuals, trustees of certain irrevocable trusts, or the executors of the estates of deceased individuals, were clients of Jeffrey M. Mottern, a now-deceased attorney, who is alleged to have operated a fraud scheme over a period of years through the sale of fictitious high-yield investments or by otherwise misappropriating funds entrusted to Mr. Mottern. Mr. Mottern is alleged to have used the proceeds of these activities to engage in speculative securities trading through defendant Ameriprise, which caused significant losses, and for Mr. Mottern’s personal expenses. The allegations against the Bank relate to a commercial checking account at the Bank maintained by Mr. Mottern in connection with Mr. Mottern’s law practice. The lawsuit alleges that the Bank is liable to the plaintiffs for failing to properly monitor Mr. Mottern’s checking account and detect Mr. Mottern’s fraudulent activity, and specifically alleges that the Bank aided and abetted Mr. Mottern’s: (1) fraud; (2) breach of fiduciary duty; (3) violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (4) conversion. Similar claims have been asserted against Ameriprise and Riverview, which allegedly maintained a personal brokerage account and a trust account for client or other third-party funds, respectively, for Mr. Mottern. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. On April 29, 2016, the Bank filed a Notice of Removal to remove this lawsuit to the United States District Court for the Middle District of Pennsylvania. On May 31, 2016, the plaintiffs filed a motion to remand the lawsuit to the Court of Common Pleas for Dauphin County, Pennsylvania. On October 24, 2016, the District Court granted the plaintiffs' motion and the lawsuit was remanded back to the Court of Common Pleas for Dauphin County. All defendants subsequently filed preliminary objections to the Complaint, including objections that, if granted, would result in dismissal of the case. On May 26, 2017, the Court of Common Pleas for Dauphin County denied all substantive preliminary objections filed by the Bank. On June 23, 2017, the Bank filed its Combined Motion for Partial Reconsideration of the Court’s May 26, 2017 Order and Application for Amendment of the Order to Set Forth Expressly the Statement in Pa.C.S. s. 702(b) (the “Motion”). The Bank also filed its Answer and New Matter (the “Answer”) on June 23, 2017. The Plaintiffs subsequently responded to the Motion and the Answer, and the case has now entered the discovery phase.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$33,364	$—	$33,364
Available for sale investment securities:
Equity securities	21,455	—	—	21,455
U.S. Government sponsored agency securities	—	6,054	—	6,054
State and municipal securities	—	401,636	—	401,636
Corporate debt securities	—	85,795	3,197	88,992
Collateralized mortgage obligations	—	538,507	—	538,507
Residential mortgage-backed securities	—	1,213,065	—	1,213,065
Commercial mortgage-backed securities	—	121,067	—	121,067
Auction rate securities	—	—	97,923	97,923
Total available for sale investment securities	21,455	2,366,124	101,120	2,488,699
Other assets	18,533	49,717	—	68,250
Total assets	$39,988	$2,449,205	$101,120	$2,590,313
Other liabilities	$18,438	$43,338	$—	$61,776

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$28,697	$—	$28,697
Available for sale investment securities:
Equity securities	24,526	—	—	24,526
U.S. Government sponsored agency securities	—	134	—	134
State and municipal securities	—	391,641	—	391,641
Corporate debt securities	—	106,537	2,872	109,409
Collateralized mortgage obligations	—	593,860	—	593,860
Residential mortgage-backed securities	—	1,317,838	—	1,317,838
Commercial mortgage-backed securities	—	24,563	—	24,563
Auction rate securities	—	—	97,256	97,256
Total available for sale investment securities	24,526	2,434,573	100,128	2,559,227
Other assets	17,111	44,481	—	61,592
Total assets	$41,637	$2,507,751	$100,128	$2,649,516
Other liabilities	$17,032	$41,734	$—	$58,766

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2017 and December 31, 2016 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($20.5 million at June 30, 2017 and $23.5 million at December 31, 2016) and other equity investments ($1.0 million at June 30, 2017 and December 31, 2016). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($42.1 million at June 30, 2017 and $65.2 million at December 31, 2016), single-issuer trust preferred securities issued by financial institutions ($42.5 million at June 30, 2017 and $39.8 million at December 31, 2016), pooled trust preferred securities issued by financial institutions ($422,000 at both June 30, 2017 and December 31, 2016) and other corporate debt issued by non-financial institutions ($4.0 million at both June 30, 2017 and December 31, 2016).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $39.7 million and $37.3 million of single-issuer trust preferred securities held at June 30, 2017 and December 31, 2016, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($422,000 at both June 30, 2017 and December 31, 2016) and certain single-issuer trust preferred securities ($2.8 million at June 30, 2017 and $2.5 million at December 31, 2016). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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
Other assets – Included in this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($17.8 million at June 30, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($716,000 at June 30, 2017 and $745,000 at December 31, 2016). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.4 million at June 30, 2017 and $3.1 million at December 31, 2016) and the fair value of interest rate swaps ($48.3 million at June 30, 2017 and $41.4 million at December 31, 2016). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($17.8 million at June 30, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($626,000 at June 30, 2017 and $668,000 at December 31, 2016). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($233,000 at June 30, 2017 and $339,000 at December 31, 2016) and the fair value of interest rate swaps ($43.1 million at June 30, 2017 and $41.4 million at December 31, 2016). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended June 30, 2017
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at March 31, 2017	$422	$2,750	$97,439
Unrealized adjustment to fair value (1)	—	22	386
Discount accretion (2)	—	3	98
Balance at June 30, 2017	$422	$2,775	$97,923

	Three months ended June 30, 2016
Balance at March 31, 2016	$706	$2,400	$97,326
Unrealized adjustment to fair value (1)	—	22	482
Discount accretion (2)	—	3	78
Balance at June 30, 2016	$706	$2,425	$97,886

	Six months ended June 30, 2017
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2016	$422	$2,450	$97,256
Unrealized adjustment to fair value (1)	—	319	472
Discount accretion (2)	—	6	195
Balance at June 30, 2017	$422	$2,775	$97,923

	Six months ended June 30, 2016
Balance at December 31, 2015	$706	$2,630	$98,059
Unrealized adjustment to fair value (1)	—	(211)	(350)
Discount accretion (2)	—	6	177
Balance at June 30, 2016	$706	$2,425	$97,886

(1)
Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "available for sale investment securities" on the consolidated balance sheets.

(2)	Included as a component of "net interest income" on the consolidated statements of income.

Certain financial assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$144,256	$144,256
Other financial assets	—	—	49,613	49,613
Total assets	$—	$—	$193,869	$193,869

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Net loans	$—	$—	$132,576	$132,576
Other financial assets	—	—	50,347	50,347
Total assets	$—	$—	$182,923	$182,923
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans – This category consists of loans that were measured for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note 5, "Loans and Allowance for Credit Losses," for additional details.

•
Other financial assets – This category includes OREO ($11.4 million at June 30, 2017 and $12.8 million at December 31, 2016) and MSRs ($38.2 million at June 30, 2017 and $37.5 million at December 31, 2016), both classified as Level 3 assets.

Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.
MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2017 valuation were 11.8% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2017 and December 31, 2016. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	June 30, 2017		December 31, 2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$94,938	$94,938	$118,763	$118,763
Interest-bearing deposits with other banks	322,514	322,514	233,763	233,763
Federal Reserve Bank and Federal Home Loan Bank stock	70,328	70,328	57,489	57,489
Loans held for sale (1)	62,354	62,354	28,697	28,697
Available for sale investment securities (1)	2,488,699	2,488,699	2,559,227	2,559,227
Net Loans (1)	15,174,275	15,007,961	14,530,593	14,387,454
Accrued interest receivable	47,603	47,603	46,294	46,294
Other financial assets (1)	212,773	212,773	206,132	206,132
FINANCIAL LIABILITIES
Demand and savings deposits	$12,610,951	$12,610,951	$12,259,622	$12,259,622
Time deposits	2,746,410	2,758,807	2,753,242	2,769,757
Short-term borrowings	694,859	694,859	541,317	541,317
Accrued interest payable	7,804	7,804	9,632	9,632
Other financial liabilities (1)	252,537	252,537	216,080	216,080
Federal Home Loan Bank advances and other long-term debt	1,037,961	1,035,711	929,403	928,167

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

Loans held for sale includes $28.9 million of student loans as of June 30, 2017, carried at the lower of cost or fair value. In June 2017, the Corporation determined to sell this portfolio and began discussions with a potential purchaser of this portfolio, and reclassified these loans from consumer loans to loans held for sale. Fair value is based on the price per the preliminary offer from the potential purchaser. As such, a loss of $440,000 was recorded in the second quarter of 2017 and included in "other expense" on the consolidated statements of income.

The fair values of FHLB advances and long-term debt were estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with similar remaining maturities as of the balance sheet date. These borrowings would be categorized in Level 2 liabilities under FASB ASC Topic 820.

NOTE 12 – Long-Term Debt

In March 2017, the Corporation issued $125.0 million of senior notes, with a fixed rate of 3.60% and an effective rate of 3.95%, that mature in 2022. A portion of the net proceeds from this issuance were used to repay $100.0 million of 10-year subordinated notes, which matured on May 1, 2017 and carried a fixed rate of 5.75% and an effective rate of 5.96%.

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

•	the Corporation’s ability to manage the uncertainty associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	the effects of, and uncertainty surrounding, potential changes in legislation, regulation and government policy as a result of the recent change in federal administration;

•	the effects of negative publicity on the Corporation’s reputation;

•	the effects of adverse outcomes in litigation and governmental or administrative proceedings;

•	the potential to incur losses in connection with repurchase and indemnification payments related to sold loans;

•	the Corporation’s ability to successfully transform its business model;

•	the Corporation’s ability to achieve its growth plans;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the effects of changes in accounting policies, standards, and interpretations on the Corporation's consolidated balance sheets and consolidated statements of income;

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2017	2016	2017	2016
Net income (in thousands)	$45,467	$39,750	$88,847	$78,007
Diluted net income per share	$0.26	$0.23	$0.51	$0.45
Return on average assets	0.94%	0.88%	0.93%	0.87%
Return on average equity	8.36%	7.65%	8.29%	7.56%
Return on average tangible equity (1)	11.06%	10.26%	11.00%	10.17%
Net interest margin (2)	3.29%	3.20%	3.28%	3.22%
Efficiency ratio (1)	65.33%	67.59%	64.80%	67.96%
Non-performing assets to total assets	0.75%	0.76%	0.75%	0.76%
Annualized net charge-offs to average loans	0.11%	0.10%	0.10%	0.15%

(1)
Ratio represents a financial measure derived by methods other than U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). See reconciliation of this non-U.S. GAAP financial measure to the most comparable U.S. GAAP measure under the heading, "Supplemental Reporting of Non-U.S.GAAP Based Financial Measures" at the end of this "Overview" section.

(2)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Net income for the three and six months ended June 30, 2017 increased $5.7 million, or 14.4%, and $10.8 million, or 13.9%, respectively, compared to the same periods in 2016. The increases were mainly due to higher net interest income and non-interest income, partially offset by increases in the provision for credit losses and non-interest expenses.

The following is a summary of financial highlights for the three and six months ended June 30, 2017:

FTE Net Interest Income and Net Interest Margin - For the three and six months ended June 30, 2017, FTE net interest income increased $13.5 million, or 10.1%, and $22.7 million, or 8.5%, in comparison to the same periods in 2016. These increases were driven by growth in interest-earning assets and 9 and 6 basis points increases in the net interest margin during the three and six months ended June 30, 2017, respectively.

Average interest-earning assets increased $1.2 billion, or 7.0%, in the second quarter of 2017 in comparison to the same period in 2016, mainly due to a $1.2 billion, or 8.3%, increase in average loans and a $48.7 million, or 2.0%, increase in average investment securities, partially offset by a $32.5 million, or 9.1%, decrease in average other interest-earning assets. Average interest-bearing liabilities increased $747.9 million, or 6.4%, primarily due to a $413.1 million, or 4.0%, increase in average interest-bearing deposits, a $229.4 million, or 56.8%, increase in average short-term borrowings and a $105.3 million, or 10.9%, increase in average Federal Home Loan Bank ("FHLB") advances and long-term debt. Additional funding to support the increase in average interest-earning assets was provided by a $309.9 million, or 7.6%, increase in average noninterest-bearing deposits.

During the first six months of 2017, average interest-earning assets increased $1.1 billion, or 6.7%, in comparison to the same period in 2016, mainly due to a $1.1 billion, or 7.8%, increase in average loans and a $77.6 million, or 3.2%, increase in average investment securities, partially offset by a $39.3 million, or 11.0%, decrease in average other interest-earning assets. Average interest-bearing liabilities increased $696.6 million, or 6.0%, primarily due to a $379.8 million, or 3.7%, increase in average interest-bearing deposits, a $248.0 million, or 58.4%, increase in average short-term borrowings and a $68.8 million, or 7.2%, increase in average FHLB advances and long-term debt. Additional funding to support the increase in average interest-earning assets was provided by a $322.1 million, or 8.0%, increase in average noninterest-bearing deposits.

Long-term Debt - In March 2017, the Corporation issued $125.0 million of senior notes, with a fixed rate of 3.60% and an effective rate of 3.95%, that mature in 2022. A portion of the net proceeds from this issuance were used on May 1, 2017 to repay $100.0 million of 10-year subordinated notes, which matured and carried a fixed rate of 5.75% and an effective rate of 5.96%.

Loan Growth - The $1.2 billion and $1.1 billion growth in average loans for the second quarter and the first six months of 2017, respectively, in comparison to the same periods in 2016, was primarily recognized in the commercial mortgage, residential mortgage and commercial loan portfolios. The growth occurred across all geographic markets, but was predominately attributable to the Pennsylvania and Maryland markets.

Asset Quality - The Corporation recorded a $6.7 million provision for credit losses for the three months ended June 30, 2017, compared to a $2.5 million provision for the same period in 2016. For the six months ended June 30, 2017, the Corporation recorded an $11.5 million provision for credit losses compared to a $4.0 million provision for the same period in 2016. The increases in provision for credit losses in 2017 were largely due to growth in the loan portfolio, with generally stable credit metrics.

Annualized net charge-offs to average loans outstanding were 0.11% for the second quarter of 2017, compared to 0.10% for the second quarter of 2016. For the first six months of 2017, annualized net charge-offs to average loans outstanding improved to 0.10%, compared to 0.15% for the same period of 2016.

Non-performing assets increased $7.5 million, or 5.4%, as of June 30, 2017 compared to June 30, 2016. However, as a percent of total assets, non-performing assets remained fairly consistent at 0.75% and 0.76%, respectively, as of those dates. The total delinquency rate improved to 1.20% as of June 30, 2017, from 1.30% as of June 30, 2016.

Non-interest Income - For the three and six months ended June 30, 2017, non-interest income, excluding investment securities gains, increased $4.9 million, or 10.6%, and $8.3 million, or 9.3%, in comparison to the same periods in 2016, respectively. The increases were primarily driven by higher commercial loan interest rate swap fees, investment management and trust services income and mortgage banking income. Mortgage servicing income increased $3.4 million during the first half of 2017 compared to the same period in 2016 as a result of a $1.3 million reduction to the mortgage servicing rights ("MSRs") valuation allowance during the second quarter of 2017, which was originally established in June 2016 through an impairment charge of $1.7 million. Excluding the impact of the MSR valuation allowance adjustments, mortgage servicing income increased $346,000, or 13.6%.

Investment securities gains for the three and six months ended June 30, 2017 were $1.4 million and $2.5 million, respectively, as compared to $76,000 and $1.0 million for the same periods in 2016, respectively.

Non-interest Expense - For the three and six months ended June 30, 2017, non-interest expense increased $11.1 million, or 9.1%, and $12.9 million, or 5.3%, respectively, in comparison to the same periods of 2016. The increases were primarily driven by higher salaries and employee benefits, amortization of certain tax credit investments, other outside services and software expenses, partially offset by decreases in data processing expense and FDIC insurance expense. Amortization of certain new tax credit investments was classified in non-interest expense rather than income tax expense in 2017. There was no impact on net income as a result of the different classifications of the amortization for these new tax credit investments as the increases in non-interest expense were offset by decreases in income tax expense.

Supplemental Reporting of Non-U.S. GAAP Based Financial Measures
This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, which has been derived by methods other than U.S. GAAP. The Corporation has presented these non-U.S. GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-U.S. GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-U.S. GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-U.S. GAAP financial measures, in addition to U.S. GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-U.S. GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-U.S. GAAP financial measures should not be considered a substitute for U.S. GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP measure as of and for the three and six months ended June 30:

	As of or for the Three months ended June 30		As of or for the Six months ended June 30
	2017	2016	2017	2016
	(dollars in thousands)
Return on average tangible equity
Net income - numerator	$45,467	$39,750	$88,847	$78,007

Average common shareholders' equity	$2,181,189	$2,089,915	$2,160,980	$2,074,357
Less: Average goodwill and intangible assets	(531,556)	(531,556)	(531,556)	(531,556)
Average tangible shareholders' equity - denominator	$1,649,633	$1,558,359	$1,629,424	$1,542,801

Return on average tangible equity, annualized	11.06%	10.26%	11.00%	10.17%

Efficiency ratio
Non-interest expense	$132,695	$121,637	$254,970	$242,050
Less: Amortization of tax credit investments (1)	(3,151)	—	(4,149)	—
Numerator	$129,544	$121,637	$250,821	$242,050

Net interest income (fully taxable equivalent) (2)	$147,349	$133,890	$290,593	$267,916
Plus: Total Non-interest income	52,371	46,137	99,044	89,274
Less: Investment securities gains, net	(1,436)	(76)	(2,542)	(1,023)
Denominator	$198,284	$179,951	$387,095	$356,167

Efficiency ratio	65.3%	67.6%	64.8%	68.0%

(1)
Amortization expense for tax credit investments that are considered to be qualified affordable housing investments under applicable accounting guidance is included in income taxes. Amortization expense for other tax credit investments that are not considered to be affordable housing investments is included in non-interest expense. If amortization expense for all tax credit investments were recorded in income taxes, the effective tax rate for the quarter ended June 30, 2017 would have been 21.2% vs 16.6%.

(2)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended June 30, 2017 compared to the Quarter Ended June 30, 2016

Net Interest Income

FTE net interest income increased $13.5 million, to $147.3 million, in the second quarter of 2017, from $133.9 million in the second quarter of 2016. The increase was due to a $1.2 billion, or 7.0%, increase in interest-earning assets and a 9 basis points, or 2.8%, increase in net interest margin, to 3.29%, for the second quarter of 2017 compared to 3.20% for the second quarter of 2016. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended June 30
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$15,127,205	$152,649	4.05%	$13,966,024	$138,317	3.98%
Taxable investment securities (3)	2,090,120	11,473	2.12	2,127,780	11,159	2.10
Tax-exempt investment securities (3)	404,680	4,394	4.34	314,851	3,570	4.54
Equity securities (3)	10,759	148	5.52	14,220	185	5.23
Total investment securities	2,505,559	16,015	2.56	2,456,851	14,914	2.43
Loans held for sale	19,750	201	4.07	19,449	188	3.87
Other interest-earning assets	324,719	802	0.99	357,211	864	0.96
Total interest-earning assets	17,977,233	169,667	3.78%	16,799,535	154,283	3.69%
Noninterest-earning assets:
Cash and due from banks	103,078			100,860
Premises and equipment	218,075			227,517
Other assets	1,174,745			1,189,226
Less: Allowance for loan losses	(172,156)			(164,573)
Total Assets	$19,300,975			$18,152,565
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,690,059	$2,780	0.30%	$3,454,031	$1,527	0.18%
Savings and money market deposits	4,315,495	2,710	0.25	3,989,988	1,886	0.19
Time deposits	2,696,033	7,394	1.10	2,844,434	7,474	1.06
Total interest-bearing deposits	10,701,587	12,884	0.48	10,288,453	10,887	0.43
Short-term borrowings	633,102	974	0.61	403,669	217	0.21
FHLB advances and other long-term debt	1,070,845	8,460	3.16	965,526	9,289	3.86
Total interest-bearing liabilities	12,405,534	22,318	0.72%	11,657,648	20,393	0.70%
Noninterest-bearing liabilities:
Demand deposits	4,387,517			4,077,642
Other	326,735			327,360
Total Liabilities	17,119,786			16,062,650
Shareholders’ equity	2,181,189			2,089,915
Total Liabilities and Shareholders’ Equity	$19,300,975			$18,152,565
Net interest income/net interest margin (FTE)		147,349	3.29%		133,890	3.20%
Tax equivalent adjustment		(5,786)			(4,974)
Net interest income		$141,563			$128,916

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30, 2017 in comparison to the three months ended June 30, 2016:

	2017 vs. 2016 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$11,969	$2,363	$14,332
Taxable investment securities	29	285	314
Tax-exempt investment securities	978	(154)	824
Equity securities	(47)	10	(37)
Loans held for sale	3	10	13
Other interest-earning assets	(78)	16	(62)
Total interest income	$12,854	$2,530	$15,384
Interest expense on:
Demand deposits	$112	$1,141	$1,253
Savings and money market deposits	165	659	824
Time deposits	(389)	309	(80)
Short-term borrowings	177	580	757
FHLB advances and other long-term debt	949	(1,778)	(829)
Total interest expense	$1,014	$911	$1,925
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

As summarized above, the increase in average interest-earning assets, primarily loans, since the second quarter of 2016 resulted in a $12.9 million increase in FTE interest income. The 9 basis points increase in the yield on average interest-earning assets resulted in a $2.5 million increase in FTE interest income. The yield on the loan portfolio increased 7 basis points, or 1.8%, from the second quarter of 2016, the result of federal funds rate increases that occurred in December 2016 and March 2017, which primarily impacted variable rate loans and adjustable rate loans that repriced in the first half of 2017.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in
	2017		2016		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,163,844	4.00%	$5,557,680	4.00%	$606,164	10.9%
Commercial – industrial, financial and agricultural	4,221,025	4.00	4,080,524	3.81	140,501	3.4
Real estate – residential mortgage	1,707,929	3.77	1,399,851	3.78	308,078	22.0
Real estate – home equity	1,587,680	4.33	1,656,140	4.10	(68,460)	(4.1)
Real estate – construction	897,321	3.98	820,881	3.81	76,440	9.3
Consumer	300,966	5.03	272,293	5.37	28,673	10.5
Leasing, other and overdrafts	248,440	5.04	178,655	6.22	69,785	39.1
Total	$15,127,205	4.05%	$13,966,024	3.98%	$1,161,181	8.3%

Average loans increased $1.2 billion, or 8.3%, compared to the second quarter of 2016. The increase was driven largely by growth in the commercial mortgage and residential mortgage portfolios, as well as the commercial loan portfolio. The $606.2 million, or 10.9%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized in all geographic markets, but predominately in the Pennsylvania, Maryland and Delaware markets. The $308.1 million, or 22.0%, increase in residential mortgages was also experienced across all geographic markets, with the most significant increases occurring in the Maryland, Virginia and Pennsylvania markets. This growth was primarily the result of a strategic decision to retain certain mortgage loans. The $140.5 million, or 3.4%, increase in commercial loans was spread across a broad range of industries and concentrated in the Pennsylvania market.

Average total interest-bearing liabilities increased $747.9 million, or 6.4%, compared to the second quarter of 2016. Interest expense increased $1.9 million, or 9.4%, to $22.3 million in the second quarter of 2017. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in Balance
	2017		2016
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,387,517	—%	$4,077,642	—%	$309,875	7.6%
Interest-bearing demand	3,690,059	0.30	3,454,031	0.18	236,028	6.8
Savings and money market accounts	4,315,495	0.25	3,989,988	0.19	325,507	8.2
Total demand and savings	12,393,071	0.18	11,521,661	0.12	871,410	7.6
Time deposits	2,696,033	1.10	2,844,434	1.06	(148,401)	(5.2)
Total deposits	$15,089,104	0.34%	$14,366,095	0.30%	$723,009	5.0%

The $871.4 million, or 7.6%, increase in total demand and savings accounts was primarily due to a $487.4 million, or 9.0%, increase in personal account balances, a $308.3 million, or 7.4%, increase in business account balances and a $65.7 million, or 3.5%, increase in municipal account balances. The average cost of total deposits increased 4 basis points to 0.34% in the second quarter of 2017 compared, to 0.30% in the second quarter of 2016.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase
	2017		2016		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements and short-term promissory notes	$277,211	0.09%	$258,130	0.09%	$19,081	7.4%
Federal funds purchased	242,375	1.03	138,012	0.43	104,363	75.6
Short-term FHLB advances (1)	113,516	0.99	7,527	0.45	105,989	N/M
Total short-term borrowings	633,102	0.61	403,669	0.21	229,433	56.8
Long-term debt:
FHLB advances	652,192	2.27	603,700	3.17	48,492	8.0
Other long-term debt	418,653	4.56	361,826	5.01	56,827	15.7
Total long-term debt	1,070,845	3.16	965,526	3.86	105,319	10.9
Total borrowings	$1,703,947	2.22%	$1,369,195	2.78%	$334,752	24.4%
N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Average total short-term borrowings increased $229.4 million, or 56.8%, as a result of average loan growth out-pacing the increase in average deposits.

Average long-term debt increased $105.3 million, or 10.9%, due mainly to the $125 million of senior notes issued in March 2017, partially offset by the repayment of $100.0 million of 10-year subordinated notes, which matured on May 1, 2017. The 70 basis point, or 18.1%, decrease in the average rate on long-term debt was primarily a result of $200 million of FHLB advances that were refinanced in December of 2016, which reduced the weighted average rate on these advances from 4.03% to 2.40%.

Provision for Credit Losses

The provision for credit losses was $6.7 million for the second quarter of 2017, an increase of $4.2 million from the second quarter of 2016, driven mainly by loan growth and the impact of normal changes in the risk characteristics of the loan portfolio.

The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance, as determined through the Corporation's allowance methodology. The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. See the "Financial Condition" section of Management's Discussion under the heading "Provision and Allowance for Credit Losses" for details related to the Corporation's provision and allowance for credit losses.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Other service charges and fees:
Merchant fees	$4,531	$4,252	$279	6.6%
Commercial loan interest rate swap fees	3,768	2,751	1,017	37.0
Debit card income	2,884	2,719	165	6.1
Letter of credit fees	1,109	1,162	(53)	(4.6)
Other	2,050	2,099	(49)	(2.3)
Total other service charges and fees	14,342	12,983	1,359	10.5
Service charges on deposit accounts:
Overdraft fees	5,648	5,384	264	4.9
Cash management fees	3,614	3,580	34	0.9
Other	3,652	3,932	(280)	(7.1)
Total service charges on deposit accounts	12,914	12,896	18	0.1
Investment management and trust services	12,132	11,247	885	7.9
Mortgage banking income:
Gains on sales of mortgage loans	3,488	4,440	(952)	(21.4)
Mortgage servicing income	2,653	(543)	3,196	N/M
Total mortgage banking income	6,141	3,897	2,244	57.6
Credit card income	2,666	2,596	70	2.7
Other income	2,740	2,442	298	12.2
Total, excluding investment securities gains, net	50,935	46,061	4,874	10.6
Investment securities gains, net	1,436	76	1,360	N/M
Total	$52,371	$46,137	$6,234	13.5%
N/M - Not meaningful

Excluding investment securities gains, non-interest income increased $4.9 million, or 10.6%. Other service charges and fees increased $1.4 million, or 10.5%, mainly due to a $1.0 million increase in commercial loan interest rate swap fees, driven by loan growth and a favorable interest rate environment.
Investment management and trust services income increased $885,000, or 7.9%, with growth in both trust commissions and brokerage income, due to overall market performance and an increase in assets under management.
Gains on sales of mortgage loans decreased $952,000, or 21.4%, compared to the same period in 2016, as both volumes and pricing spreads decreased. Mortgage servicing income increased $3.2 million compared to the second quarter of 2016. The second quarter of 2017 included a $1.3 million reduction to the MSRs valuation allowance, which was originally established in June 2016 through an impairment charge of $1.7 million. Excluding the impact of the MSR valuation allowance adjustments, mortgage servicing income increased $196,000, or 16.9%.
Investment securities gains increased $1.4 million from the second quarter of 2016. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Salaries and employee benefits	$74,496	$70,029	$4,467	6.4%
Net occupancy expense	12,316	11,811	505	4.3
Other outside services	7,708	5,508	2,200	39.9
Data processing	4,619	5,476	(857)	(15.7)
Software	4,435	3,953	482	12.2
Amortization of tax credit investments	3,151	—	3,151	N/M
Equipment expense	3,034	2,872	162	5.6
Professional fees	2,931	3,353	(422)	(12.6)
FDIC insurance expense	2,366	2,960	(594)	(20.1)
Marketing	2,234	1,916	318	16.6
Other	15,405	13,759	1,646	12.0
Total	$132,695	$121,637	$11,058	9.1%
N/M - Not meaningful

The increase in salaries and employee benefits expense was driven entirely by salaries, reflecting normal merit increases and an increase in staffing levels. Average full-time equivalent employees increased 2.1% to 3,564 in 2017, as compared to 3,492 in 2016.
Other outside services increased $2.2 million, or 39.9%, largely due to pre-bank consolidation efforts and the timing of expenses for various engagements.
In 2017, amortization expense on certain new tax credit investments was classified in non-interest expense, rather than income tax expense, as further discussed under income taxes below.
Software expense increased $482,000, or 12.2%, largely due to investments in technology solutions. Data processing expense decreased $857,000, or 15.7%, due to benefits from renegotiated contracts. The $422,000, or 12.6%, decrease in professional fees was driven by lower legal expenses. FDIC insurance expense decreased $594,000, or 20.1%, as the assessment rates for banks decreased when the Deposit Insurance Fund (DIF) exceeded 1.15% of the deposit base in 2016. Marketing expense increased $318,000, or 16.6%, compared to the second quarter of 2016, due to an increase in the number of marketing promotions.

Other expenses increased $1.6 million due mainly to a $440,000 loss on the planned sale of the student loan portfolio and higher state taxes resulting from legislated increases in the Pennsylvania bank shares tax rate, and certain sales tax liabilities.

Income Taxes

Income tax expense for the second quarter of 2017 was $9.1 million, a $2.1 million, or 18.7%, decrease from $11.2 million for the second quarter of 2016.

The Corporation’s effective tax rate was 16.6% in the second quarter of 2017, as compared to 21.9% in the second quarter of 2016. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities, credits earned from community development investments in partnerships that generate tax credits under various federal programs and excess tax benefits realized on stock-based compensation. In 2017, amortization of certain new tax credit investments was included in non-interest expense, rather than as a component of income tax expense. If the amortization had been included as a component of income tax expense, the effective tax rate for the second quarter would have been 21.2%. In addition, in the second quarter of 2017, the Corporation realized $1.6 million of excess tax benefits mainly related to vesting employee stock awards.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Net Interest Income

FTE net interest income increased $22.7 million, to $290.6 million, in the first six months of 2017, from $267.9 million in the same period of 2016. The increase was due to a $1.1 billion, or 6.7%, increase in interest-earning assets and a 6 basis points, or 1.9%, increase in net interest margin, to 3.28%, for the first six months of 2017 compared to 3.22% for the same period of 2016. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Six months ended June 30
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$14,993,129	$299,299	4.02%	$13,909,722	$276,212	3.99%
Taxable investment securities (3)	2,117,733	23,387	2.16	2,154,187	23,162	2.15
Tax-exempt investment securities (3)	404,271	8,777	4.34	287,123	6,708	4.67
Equity securities (3)	11,247	324	5.81	14,303	403	5.67
Total investment securities	2,533,251	32,488	2.57	2,455,613	30,273	2.47
Loans held for sale	17,814	388	4.36	15,850	319	4.03
Other interest-earning assets	318,542	1,644	1.03	357,887	1,762	0.98
Total interest-earning assets	17,862,736	333,819	3.76%	16,739,072	308,566	3.70%
Noninterest-earning assets:
Cash and due from banks	109,766			99,654
Premises and equipment	217,974			226,901
Other assets	1,162,254			1,163,259
Less: Allowance for loan losses	(171,151)			(165,972)
Total Assets	$19,181,579			$18,062,914
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,670,603	$5,019	0.28%	$3,446,193	$3,021	0.18%
Savings deposits	4,255,190	4,921	0.23	3,961,405	3,690	0.19
Time deposits	2,717,624	14,745	1.09	2,856,044	14,903	1.05
Total interest-bearing deposits	10,643,417	24,685	0.47	10,263,642	21,614	0.42
Short-term borrowings	672,580	1,829	0.54	424,535	485	0.23
FHLB advances and other long-term debt	1,030,667	16,712	3.25	961,870	18,551	3.87
Total interest-bearing liabilities	12,346,664	43,226	0.70%	11,650,047	40,650	0.70%
Noninterest-bearing liabilities:
Demand deposits	4,344,859			4,022,764
Other	329,076			315,746
Total Liabilities	17,020,599			15,988,557
Shareholders’ equity	2,160,980			2,074,357
Total Liabilities and Shareholders’ Equity	$19,181,579			$18,062,914
Net interest income/net interest margin (FTE)		290,593	3.28%		267,916	3.22%
Tax equivalent adjustment		(11,451)			(9,946)
Net interest income		$279,142			$257,970

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the six months ended June 30, 2017 in comparison to the same period of 2016:

	2017 vs. 2016 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$21,020	$2,067	$23,087
Taxable investment securities	54	171	225
Tax-exempt investment securities	2,559	(490)	2,069
Equity securities	(89)	10	(79)
Loans held for sale	41	28	69
Other interest-earning assets	(203)	85	(118)
Total interest income	$23,382	$1,871	$25,253
Interest expense on:
Demand deposits	$223	$1,775	$1,998
Savings deposits	287	944	1,231
Time deposits	(758)	600	(158)
Short-term borrowings	398	946	1,344
FHLB advances and other long-term debt	1,245	(3,084)	(1,839)
Total interest expense	$1,395	$1,181	$2,576
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

As summarized above, the increase in average interest-earning assets, primarily loans, in comparison to the first six months of 2016 resulted in a $23.4 million increase in FTE interest income. The 6 basis points increase in the yield on average interest-earning assets resulted in a $1.9 million increase in FTE interest income. The yield on the loan portfolio increased 3 basis points, or 0.8%, from the same period of 2016, the result of federal funds rate increases that occurred in December 2016 and March 2017, which impacted variable rate loans and adjustable rate loans that repriced in the first half of 2017.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2017		2016		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,101,836	3.99%	$5,522,550	4.02%	$579,286	10.5%
Commercial – industrial, financial and agricultural	4,213,094	3.95	4,087,897	3.80	125,197	3.1
Real estate – residential mortgage	1,672,994	3.77	1,390,631	3.78	282,363	20.3
Real estate – home equity	1,600,394	4.26	1,665,086	4.10	(64,692)	(3.9)
Real estate – construction	869,299	3.98	806,448	3.81	62,851	7.8
Consumer	292,704	5.14	267,794	5.44	24,910	9.3
Leasing, other and overdrafts	242,808	5.06	169,316	6.81	73,492	43.4
Total	$14,993,129	4.02%	$13,909,722	3.99%	$1,083,407	7.8%
Average loans increased $1.1 billion, or 7.8%, compared to the first six months of 2016. The increase was driven largely by growth in the commercial mortgage and residential mortgage portfolios, as well as the commercial loan, construction and leasing portfolios. The $579.3 million, or 10.5%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized in all geographic markets, but predominantly in the Pennsylvania, Maryland and Delaware markets. The $282.4 million, or 20.3%, increase in residential mortgages was also experienced across all geographic markets, with the most significant increases occurring in the Maryland and Virginia markets. This growth has been primarily the result of a strategic decision to retain certain mortgage loans. The $125.2 million, or 3.1%, increase in commercial loans was spread across a broad range of industries and concentrated in the Pennsylvania market.
Average total interest-bearing liabilities for the first six months of 2017 increased $696.6 million, or 6.0%, compared to the same period of 2016. Interest expense increased $2.6 million, or 6.3%, to $43.2 million in the first half of 2017. Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2017		2016
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,344,859	—%	$4,022,764	—%	$322,095	8.0%
Interest-bearing demand	3,670,603	0.28	3,446,193	0.18	224,410	6.5
Savings	4,255,190	0.23	3,961,405	0.19	293,785	7.4
Total demand and savings	12,270,652	0.16	11,430,362	0.12	840,290	7.4
Time deposits	2,717,624	1.09	2,856,044	1.05	(138,420)	(4.8)
Total deposits	$14,988,276	0.33%	$14,286,406	0.30%	$701,870	4.9%

The $840.3 million, or 7.4%, increase in total demand and savings accounts was primarily due to a $478.6 million, or 8.9%, increase in personal account balances, a $291.3 million, or 7.1%, increase in business account balances and a $55.7 million, or 3.1%, increase in municipal account balances. The average cost of total deposits increased 3 basis points to 0.33% in the first half of 2017, compared to 0.30% in the same period in 2016.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2017		2016		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$199,945	0.10%	$176,001	0.11%	$23,944	13.6%
Customer short-term promissory notes	78,348	0.05	75,774	0.04	2,574	3.4
Total short-term customer funding	278,293	0.08	251,775	0.09	26,518	10.5
Federal funds purchased	275,116	0.87	160,991	0.42	114,125	70.9
Short-term FHLB advances (1)	119,171	0.87	11,769	0.46	107,402	N/M
Total short-term borrowings	672,580	0.54	424,535	0.23	248,045	58.4
Long-term debt:
FHLB advances	629,141	2.31	600,026	3.18	29,115	4.9
Other long-term debt	401,526	4.73	361,844	5.00	39,682	11.0
Total long-term debt	1,030,667	3.25	961,870	3.87	68,797	7.2
Total borrowings	$1,703,247	2.18%	$1,386,405	2.75%	$316,842	22.9%
N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Average total short-term borrowings increased $248.0 million, or 58.4%, as a result of loan growth out-pacing the increase in deposits. The increase in average short-term borrowings contributed $398,000 of additional interest expense while the rate on average short-term borrowings increased 31 basis points, contributing an additional $946,000 to interest expense.

Average long-term debt increased $68.8 million, or 7.2%, primarily as a result of the $125 million of senior notes issued in March 2017, partially offset by the repayment of $100.0 million of 10-year subordinated notes, which matured on May 1, 2017. The 62 basis point, or 16.0%, decrease in the average rate on long-term debt was primarily a result of $200 million of FHLB advances that were refinanced in December of 2016, which reduced the weighted average rate on these advances from 4.03% to 2.40%.

Provision for Credit Losses

The provision for credit losses was $11.5 million for the first six months of 2017, an increase of $7.5 million from the same period of 2016, driven mainly by loan growth and the impact of normal changes in the risk characteristics of the loan portfolio.

The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance, as determined through the Corporation's allowance methodology. The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. See the "Financial Condition" section of Management's Discussion under the heading "Provision and Allowance for Credit Losses" for details related to the Corporation's allowance and provision for credit losses.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Other service charges and fees:
Merchant fees	$8,138	$7,935	$203	2.6%
Commercial loan interest rate swap fees	6,826	4,193	2,633	62.8
Debit card income	5,549	5,230	319	6.1
Letter of credit fees	2,309	2,308	1	—
Other	3,957	4,067	(110)	(2.7)
Total other service charges and fees	26,779	23,733	3,046	12.8
Service charges on deposit accounts:
Overdraft fees	11,117	10,656	461	4.3
Cash management fees	7,151	7,046	105	1.5
Other	7,046	7,752	(706)	(9.1)
Total service charges on deposit accounts	25,314	25,454	(140)	(0.6)
Investment management and trust services	23,940	22,235	1,705	7.7
Mortgage banking income:
Gains on sales of mortgage loans	6,562	7,110	(548)	(7.7)
Mortgage servicing income	4,175	817	3,358	N/M
Total mortgage banking income	10,737	7,927	2,810	35.4
Credit card income	5,314	5,020	294	5.9
Other income	4,418	3,882	536	13.8
Total, excluding investment securities gains, net	96,502	88,251	8,251	9.3
Investment securities gains, net	2,542	1,023	1,519	148.5
Total	$99,044	$89,274	$9,770	10.9%
N/M - Not meaningful

Excluding investment securities gains, non-interest income increased $8.3 million, or 9.3%. Other service charges and fees increased $3.0 million, or 12.8%, mainly due to a $2.6 million increase in commercial loan interest rate swap fees, driven by loan growth and a favorable interest rate environment.

The $460,000, or 4.3%, increase in overdraft fee income during the six months ended June 30, 2017 in comparison to the same period during 2016 consisted of a $315,000 increase in fees assessed on personal accounts and a $145,000 increase in fees assessed on commercial accounts, due to higher volumes. Other service charges on deposit accounts decreased $705,000, or 9.1%, resulting from changes in customer behavior and the loss of a significant processing customer.

Investment management and trust services income increased $1.7 million, or 7.7%, with growth in both trust and brokerage income, due to overall market performance and an increase in assets under management.

Gains on sales of mortgage loans decreased $548,000, or 7.7%, compared to the same period in 2016, as volumes decreased while pricing spreads remained flat. Mortgage servicing income increased $3.4 million compared to the same period in 2016. 2017 included a $1.3 million reduction to the MSRs valuation allowance, which was originally established in June 2016 through an impairment charge of $1.7 million. Excluding the impact of the MSR valuation allowance adjustments, mortgage servicing income increased $346,000, or 13.6%.

Gains on sales of investment securities increased $1.5 million compared to the first six months of 2016. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Salaries and employee benefits	$143,732	$139,401	$4,331	3.1%
Net occupancy expense	24,979	24,031	948	3.9
Other outside services	13,254	11,564	1,690	14.6
Data processing	8,905	10,876	(1,971)	(18.1)
Software	9,128	7,874	1,254	15.9
Equipment expense	6,393	6,243	150	2.4
Professional fees	5,668	5,686	(18)	(0.3)
FDIC insurance expense	4,424	5,909	(1,485)	(25.1)
Marketing	4,220	3,540	680	19.2
Amortization of tax credit investments	4,149	—	4,149	N/M
Other	30,118	26,926	3,192	11.9
Total	$254,970	$242,050	$12,920	5.3%
N/M - Not meaningful

The $4.3 million, or 3.1%, increase in salaries and employee benefits during the six months ended June 30, 2017 in comparison to the same period during 2016 primarily resulted from a $4.7 million, or 4.0%, increase in salaries, resulting from normal merit increases and an increase in staffing levels. Average full-time equivalent employees increased 2.0% to 3,548 as compared to 3,480 in 2016.

Other outside services increased $1.7 million, or 14.6%, largely due to pre-bank consolidation efforts and the timing of expenses for various engagements.

Software expense increased $1.3 million, or 15.9%, largely due to investments in technology solutions. Data processing expense decreased $2.0 million, or 18.1%, due to benefits from renegotiated contracts.

FDIC insurance expense decreased $1.5 million, or 25.1%, as the assessment rates for banks decreased when the DIF exceeded 1.15% of the deposit base in 2016.

Marketing expense increased $680,000, or 19.2%, compared to the first six months of 2016, due to an increase in the number of marketing promotions. In 2017, many of these promotions were related to deposit generation.

In 2017, amortization expense on certain new tax credit investments is being recognized in non-interest expense, rather than income taxes.

Income Taxes

Income tax expense for the first six months of 2017 was $22.9 million, a $277,000, or 1.2%, decrease from $23.1 million in 2016.
The Corporation’s effective tax rate was 20.5% in the first six months of 2017, as compared to 22.9% in the first six months of
2016. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities, credits earned from investments in partnerships that generate tax credits under various federal programs and excess tax benefits realized on stock-based compensation. In 2017, amortization of certain new tax credit investments was recorded in non-interest expense, rather than as a component of income tax expense. If the amortization had been included as a component of income tax expense, the effective tax rate for the first six months of 2017 would have been 23.3%. In addition, in 2017, the Corporation realized $2.1 million of excess tax benefits mainly related to vesting employee stock awards.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	June 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$94,938	$118,763	$(23,825)	(20.1)%
Other interest-earning assets	392,842	291,252	101,590	34.9
Loans held for sale	62,354	28,697	33,657	117.3
Investment securities	2,488,699	2,559,227	(70,528)	(2.8)
Loans, net of allowance	15,174,275	14,530,593	643,682	4.4
Premises and equipment	217,558	217,806	(248)	(0.1)
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	685,213	666,353	18,860	2.8
Total Assets	$19,647,435	$18,944,247	$703,188	3.7%
Liabilities and Shareholders’ Equity
Deposits	$15,357,361	$15,012,864	$344,497	2.3%
Short-term borrowings	694,859	541,317	153,542	28.4
Long-term debt	1,037,961	929,403	108,558	11.7
Other liabilities	365,484	339,548	25,936	7.6
Total Liabilities	17,455,665	16,823,132	632,533	3.8
Total Shareholders’ Equity	2,191,770	2,121,115	70,655	3.3
Total Liabilities and Shareholders’ Equity	$19,647,435	$18,944,247	$703,188	3.7%

Other Interest-earning Assets

Other interest-earning assets increased $101.6 million, or 34.9%, during the first six months of 2017 as a result of higher balances on deposit with the Federal Reserve Bank, primarily due to a temporary increase in item clearing balances.

Loans Held for Sale

The $33.7 million, or 117.3%, increase in loans held for sale during the first six months of 2017, was mostly due to the reclassification of the student loan portfolio, totaling $28.9 million, from consumer loans. In June 2017, the Corporation determined to sell this portfolio and began discussions with a potential purchaser of this portfolio. The sale is expected to be completed in the third quarter of 2017.

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	June 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$6,054	$134	$5,920	N/M
State and municipal securities	401,636	391,641	9,995	2.6
Corporate debt securities	88,992	109,409	(20,417)	(18.7)
Collateralized mortgage obligations	538,507	593,860	(55,353)	(9.3)
Residential mortgage-backed securities	1,213,065	1,317,838	(104,773)	(8.0)
Commercial mortgage-backed securities	121,067	24,563	96,504	N/M
Auction rate securities	97,923	97,256	667	0.7
Total debt securities	2,467,244	2,534,701	(67,457)	(2.7)
Equity securities	21,455	24,526	(3,071)	(12.5)
Total	$2,488,699	$2,559,227	$(70,528)	(2.8)%
N/M - Not meaningful

Corporate debt securities decreased $20.4 million, or 18.7%, due to calls and maturities of certain holdings. Collateralized mortgage obligations decreased $55.4 million, or 9.3%, as the Corporation reduced its holdings in lower-coupon investments due to volatility in market pricing. Residential mortgage-backed securities decreased $104.8 million, or 8.0%. Cash flows from both collateralized mortgage obligations and residential mortgage-backed securities were used to partially fund loan growth or were reinvested in commercial mortgage-backed securities to diversify the portfolio.

Loans, net of Unearned Income

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	June 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,262,008	$6,018,582	$243,426	4.0%
Commercial – industrial, financial and agricultural	4,245,849	4,087,486	158,363	3.9
Real estate – residential mortgage	1,784,712	1,601,994	182,718	11.4
Real estate – home equity	1,579,739	1,625,115	(45,376)	(2.8)
Real estate – construction	938,900	843,649	95,251	11.3
Consumer	283,156	291,470	(8,314)	(2.9)
Leasing, other and overdrafts	252,253	230,976	21,277	9.2
Loans, net of unearned income	$15,346,617	$14,699,272	$647,345	4.4%
Loans, net of unearned income, increased $647.3 million, or 4.4%, in comparison to December 31, 2016. In general, this growth resulted from improved business activity and customer sentiment, as well as the addition of commercial relationship managers in 2016. Increases were realized across all of the Corporation's geographic markets. Commercial mortgage loans increased $243.4 million, or 4.0%, in comparison to December 31, 2016, with the growth occurring primarily in the Pennsylvania ($133.0 million, or 4.2%), Maryland ($63.9 million, or 10.3%) and New Jersey ($38.7 million, or 2.7%) markets. Residential mortgage loans increased $182.7 million, or 11.4%, compared to December 31, 2016, with the growth occurring primarily in the Maryland ($72.8 million, or 24.6%), Virginia ($59.0 million, or 19.1%) and Pennsylvania ($30.0 million, or 4.4%) markets.

Commercial loans increased $158.4 million, or 3.9%, in comparison to December 31, 2016, with the growth occurring primarily in the Pennsylvania ($164.8 million, or 5.5%) and New Jersey ($10.4 million, or 2.0%) markets. Construction loans increased $95.3 million, or 11.3%, in comparison to December 31, 2016, with the growth occurring primarily in the Pennsylvania ($46.1 million, or 9.4%), Maryland ($27.6 million, or 29.7%) and Delaware ($14.2 million, or 26.4%) markets. Leasing, other and overdrafts increased compared to December 31, 2016 as a result of a $21.6 million increase in the leasing portfolio.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	June 30, 2017			December 31, 2016
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$728,649	0.1%	77.6%	$644,490	0.2%	76.4%
Commercial - residential	157,291	9.7	16.8	142,189	6.0	16.9
Other	52,960	2.1	5.6	56,970	1.9	6.7
Total Real estate - construction	$938,900	1.8%	100.0%	$843,649	1.3%	100.0%

(1)	Represents all accruing loans 30 days or more past due and non-accrual loans as a percentage of total loans in each class segment.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $7.2 billion, or 46.9%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2017. The Corporation's maximum total lending commitment to an individual borrowing relationship was $50.0 million as of June 30, 2017. In addition to its policy of limiting the maximum total lending commitment to any individual borrowing relationship to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved. As of June 30, 2017, the Corporation had 137 individual borrowing relationships with total borrowing commitments between $20.0 million and $50.0 million.

The following table summarizes the industry concentrations within the commercial loan portfolio:

	June 30, 2017	December 31, 2016
Services	22.2%	21.8%
Retail	16.0	15.1
Health care	10.2	10.5
Manufacturing	9.0	9.2
Construction (1)	8.4	9.0
Wholesale	7.1	7.0
Real estate (2)	6.6	6.7
Agriculture	4.7	5.0
Arts and entertainment	2.5	2.6
Transportation	2.4	2.3
Financial services	2.2	2.1
Other	8.7	8.7
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial - industrial, financial and agricultural	$166,500	$155,353
Real estate - commercial mortgage	96,076	81,573
Total	$262,576	$236,926
Total shared national credits increased $25.7 million, or 10.8%, in comparison to December 31, 2016 as a result of both new relationships and growth in existing relationships. The Corporation's shared national credits are to borrowers located in its geographical markets, and are subject to normal lending activities consistent with the Corporation's underwriting policies. None of the shared national credits were past due as of June 30, 2017 or December 31, 2016.

Provision and Allowance for Credit Losses

The Corporation has historically maintained an unallocated allowance for loan losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. During the second quarter of 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for loan losses is no longer necessary.

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
	(dollars in thousands)
Average balance of loans, net of unearned income	$15,127,205	$13,966,024	$14,993,129	$13,909,722

Balance of allowance for credit losses at beginning of period	$172,647	$166,065	$171,325	$171,412
Loans charged off:
Commercial – industrial, financial and agricultural	5,353	4,625	10,880	10,813
Real estate – residential mortgage	124	340	340	1,408
Real estate – home equity	592	1,045	1,290	2,586
Real estate – commercial mortgage	242	1,474	1,466	2,056
Consumer	430	569	1,286	1,576
Real estate – construction	774	742	1,021	1,068
Leasing, other and overdrafts	1,200	1,951	1,839	2,394
Total loans charged off	8,715	10,746	18,122	21,901
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	1,974	2,931	6,165	5,250
Real estate – residential mortgage	151	420	381	556
Real estate – home equity	215	350	352	688
Real estate – commercial mortgage	934	1,367	1,384	2,192
Consumer	470	539	706	735
Real estate – construction	373	1,563	921	1,946
Leasing, other and overdrafts	249	108	386	189
Total recoveries	4,366	7,278	10,295	11,556
Net loans charged off	4,349	3,468	7,827	10,345
Provision for credit losses	6,700	2,511	11,500	4,041
Balance of allowance for credit losses at end of period	$174,998	$165,108	$174,998	$165,108

Net charge-offs to average loans (annualized)	0.11%	0.10%	0.10%	0.15%
The following table presents the components of the allowance for credit losses:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Allowance for loan losses	$172,342	$168,679
Reserve for unfunded lending commitments	2,656	2,646
Allowance for credit losses	$174,998	$171,325

Allowance for credit losses to loans outstanding	1.14%	1.17%
The provision for credit losses for the three months ended June 30, 2017 was $6.7 million, an increase of $4.2 million in comparison to the same period in 2016. For the six months ended June 30, 2017, the provision for credit losses was $11.5 million, an increase of $7.5 million in comparison to the first six months of 2016. The increases in the provision for credit losses largely reflected loan growth.
Net charge-offs increased $881,000, to $4.3 million for the second quarter of 2017, compared to $3.5 million for the second quarter of 2016, as a result of a $2.9 million decrease in recoveries which was partially offset by a $2.0 million decrease in gross charge-offs comparing the same two periods. Of the $4.3 million of net charge-offs recorded in the second quarter of 2017, the majority were for loans originated in Pennsylvania ($4.9 million) and Maryland ($73,000), partially offset by net recoveries in New Jersey, Virginia and Delaware.
For the first six months of 2017, net charge-offs decreased $2.5 million, to $7.8 million compared to $10.3 million for the same period of 2016 as a result of a $3.8 million decrease in gross charge-offs and an $1.3 million decrease in recoveries comparing the same two periods. Of the $7.8 million of net charge-offs recorded in the first six months of 2017, the majority were for loans originated in Pennsylvania ($7.5 million) and New Jersey ($566,000), partially offset by net recoveries in Virginia, Maryland and Delaware.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2017	June 30, 2016	December 31, 2016
	(dollars in thousands)
Non-accrual loans	$122,600	$111,742	$120,133
Loans 90 days or more past due and still accruing	13,143	15,992	11,505
Total non-performing loans	135,743	127,734	131,638
Other real estate owned (OREO)	11,432	11,918	12,815
Total non-performing assets	$147,175	$139,652	$144,453
Non-accrual loans to total loans	0.80%	0.79%	0.82%
Non-performing assets to total assets	0.75%	0.76%	0.76%
Allowance for credit losses to non-performing loans	128.92%	129.26%	130.15%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	June 30, 2017	June 30, 2016	December 31, 2016
	(in thousands)
Real-estate - residential mortgage	$26,368	$27,324	$27,617
Real-estate - commercial mortgage	13,772	17,808	15,957
Real estate - home equity	12,031	7,173	8,594
Commercial	8,086	5,756	6,627
Construction	1,475	3,086	726
Consumer	33	18	39
Total accruing TDRs	61,765	61,165	59,560
Non-accrual TDRs (1)	29,373	24,887	27,850
Total TDRs	$91,138	$86,052	$87,410
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first six months of 2017 and still outstanding as of June 30, 2017 totaled $13.2 million. During the first six months of 2017, $6.3 million of TDRs that were modified in the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2017:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended June 30, 2017
Balance of non-accrual loans at March 31, 2017	$40,818	$35,803	$13,485	$17,807	$9,351	$—	$—	$117,264
Additions	16,388	4,776	3,691	484	1,678	430	855	28,302
Payments	(3,763)	(7,537)	(667)	(311)	(241)	—	—	(12,519)
Charge-offs	(5,353)	(242)	(774)	(124)	(592)	(430)	(855)	(8,370)
Transfers to accrual status	—	—	—	(54)	(250)	—	—	(304)
Transfers to OREO	(3)	(533)	(149)	(862)	(226)	—	—	(1,773)
Balance of non-accrual loans at June 30, 2017	$48,087	$32,267	$15,586	$16,940	$9,720	$—	$—	$122,600

Six months ended June 30, 2017
Balance of non-accrual loans at December 31, 2016	$42,349	$38,936	$9,806	$18,431	$10,611	$—	$—	$120,133
Additions	24,401	7,774	8,747	1,146	2,699	1,286	1,118	47,171
Payments	(7,780)	(10,981)	(1,797)	(1,250)	(658)	—	—	(22,466)
Charge-offs	(10,880)	(1,466)	(1,021)	(340)	(1,290)	(1,286)	(1,118)	(17,401)
Transfers to accrual status	—	(913)	—	(54)	(678)	—	—	(1,645)
Transfers to OREO	(3)	(1,083)	(149)	(993)	(964)	—	—	(3,192)
Balance of non-accrual loans at June 30, 2017	$48,087	$32,267	$15,586	$16,940	$9,720	$—	$—	$122,600

Non-accrual loans increased $10.9 million, or 9.7%, and $2.5 million, or 2.1%, in comparison to June 30, 2016 and December 31, 2016, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	June 30, 2017	June 30, 2016	December 31, 2016
	(in thousands)
Commercial – industrial, financial and agricultural	$51,320	$38,902	$43,460
Real estate – commercial mortgage	32,576	35,704	39,319
Real estate – residential mortgage	21,846	25,030	23,655
Real estate – construction	16,564	11,879	9,842
Real estate – home equity	11,887	14,173	13,154
Consumer	1,269	1,888	1,891
Leasing	281	158	317
Total non-performing loans	$135,743	$127,734	$131,638

Non-performing loans increased $8.0 million, or 6.3%, and $4.1 million, or 3.1%, in comparison to June 30, 2016 and December 31, 2016, respectively. Non-performing loans to total loans was 0.88% in comparison to 0.90% at both June 30, 2016 and December 31, 2016.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2017	June 30, 2016	December 31, 2016
	(in thousands)
Residential properties	$5,035	$6,098	$7,655
Commercial properties	3,670	3,686	2,651
Undeveloped land	2,727	2,134	2,509
Total OREO	$11,432	$11,918	$12,815

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

Total internally risk rated loans were $11.4 billion and $10.9 billion as of June 30, 2017 and December 31, 2016, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment:

	Special Mention		Increase (Decrease)		Substandard or lower		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2017	December 31, 2016	$	%	June 30, 2017	December 31, 2016	$	%	June 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate - commercial mortgage	$119,534	$132,484	$(12,950)	(9.8)%	$137,516	$122,976	$14,540	11.8%	$257,050	$255,460
Commercial - secured	119,119	128,873	(9,754)	(7.6)	169,602	118,527	51,075	43.1	288,721	247,400
Commercial -unsecured	6,264	4,481	1,783	39.8	2,545	3,531	(986)	(27.9)	8,809	8,012
Total Commercial - industrial, financial and agricultural	125,383	133,354	(7,971)	(6.0)	172,147	122,058	50,089	41.0	297,530	255,412
Construction - commercial residential	9,789	15,447	(5,658)	(36.6)	16,387	13,172	3,215	24.4	26,176	28,619
Construction - commercial	4,727	3,412	1,315	38.5	5,220	5,115	105	2.1	9,947	8,527
Total real estate - construction (excluding construction - other)	14,516	18,859	(4,343)	(23.0)	21,607	18,287	3,320	18.2	36,123	37,146
Total	$259,433	$284,697	$(25,264)	(8.9)%	$331,270	$263,321	$67,949	25.8%	$590,703	$548,018

% of total risk rated loans	2.3%	2.6%			2.9%	2.4%			5.2%	5.0%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	June 30, 2017			June 30, 2016			December 31, 2016
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.14%	0.52%	0.66%	0.18%	0.63%	0.81%	0.13%	0.65%	0.78%
Commercial – industrial, financial and agricultural	0.22%	1.21%	1.43%	0.30%	0.95%	1.25%	0.25%	1.06%	1.31%
Real estate – construction	0.06%	1.76%	1.82%	0.54%	1.39%	1.93%	0.12%	1.17%	1.29%
Real estate – residential mortgage	0.89%	1.22%	2.11%	0.97%	1.73%	2.70%	1.27%	1.48%	2.75%
Real estate – home equity	0.65%	0.75%	1.40%	0.61%	0.86%	1.47%	0.57%	0.81%	1.38%
Consumer, leasing and other	0.37%	0.11%	0.48%	1.03%	0.43%	1.46%	1.23%	0.42%	1.65%
Total	0.32%	0.88%	1.20%	0.39%	0.91%	1.30%	0.38%	0.89%	1.27%
Total dollars (in thousands)	$49,532	$135,743	$185,275	$55,744	$127,734	$183,478	$55,149	$131,638	$186,787

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $175.0 million as of June 30, 2017 is sufficient to cover incurred losses in the loan and lease portfolio and unfunded lending commitments as of that date and is appropriate based on U.S. GAAP.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

			Increase (Decrease)
	June 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,574,619	$4,376,137	$198,482	4.5%
Interest-bearing demand	3,650,204	3,703,712	(53,508)	(1.4)
Savings and money market accounts	4,386,128	4,179,773	206,355	4.9
Total demand and savings	12,610,951	12,259,622	351,329	2.9
Time deposits	2,746,410	2,753,242	(6,832)	(0.2)
Total deposits	$15,357,361	$15,012,864	$344,497	2.3%

Noninterest-bearing demand deposits increased $198.5 million, or 4.5%, primarily as a result of increases in business account balances of $187.6 million, or 5.7%, and personal account balances of $36.1 million, or 4.1%, partially offset by a decrease in municipal account balances of $30.0 million, or 19.8%.

Interest-bearing demand accounts decreased $53.5 million, due to a $79.5 million, or 6.1%, seasonal decrease in municipal account balances, which was partially offset by a $24.2 million, or 1.2%, increase in personal account balances.

The $206.4 million, or 4.9%, increase in savings and money market account balances was primarily due to a $265.9 million, or 9.5%, increase in personal account balances, partially offset by a $64.9 million, or 11.3%, seasonal decrease in municipal account balances.

The following table presents ending short-term borrowings and long-term debt by type, as of the dates indicated:

			Increase (Decrease)
	June 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$174,224	$195,734	$(21,510)	(11.0)%
Customer short-term promissory notes	74,366	67,013	7,353	11.0
Total short-term customer funding	248,590	262,747	(14,157)	(5.4)
Federal funds purchased	206,269	278,570	(72,301)	(26.0)
Short-term FHLB advances (1)	240,000	—	240,000	N/M
Total short-term borrowings	694,859	541,317	153,542	28.4
Long-term debt:
FHLB advances	652,177	567,240	84,937	15.0
Other long-term debt	385,784	362,163	23,621	6.5
Total long-term debt	1,037,961	929,403	108,558	11.7
Total borrowings	$1,732,820	$1,470,720	$262,100	17.8%

N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total borrowings increased $262.1 million, or 17.8%, as a result of a $153.5 million, or 28.4%, increase in short-term borrowings and a $108.6 million, or 11.7%, increase in long-term debt. These increases were primarily the result of additional short-term and long-term FHLB advances used to help fund loan growth as deposit growth lagged. The increase in other long-term debt was primarily the result of the issuance of $125.0 million of senior notes in March 2017, offset by the repayment of the $100.0 million of 10-year subordinated notes, which matured on May 1, 2017, as discussed in the "Results of Operations."

Shareholders' Equity

Total shareholders’ equity increased $70.7 million, or 3.3%, during the first six months of 2017. The increase was due primarily to $88.8 million of net income, $4.9 million of stock issued and a $13.6 million increase in other comprehensive income, partially offset by $38.4 million of common stock dividends.

In November 2016, the Corporation's board of directors approved an extension, through December 31, 2017, to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares. Repurchased shares may be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. As of June 30, 2017, 1.5 million shares were repurchased under this program for a total cost of $18.5 million, or $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2017.

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

As of June 30, 2017, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of June 30, 2017, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2017	December 31, 2016	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	12.9%	13.2%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.2%	10.4%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.2%	10.4%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.1%	9.0%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes on net interest income as of June 30, 2017 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $102.5 million	16.5%
+200 bp	+ $70.1 million	11.3%
+100 bp	+ $35.6 million	5.7%
–100 bp	– $52.3 million	– 8.4%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of June 30, 2017, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2017, the Corporation had $892.2 million of advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.0 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2017, the Corporation had aggregate availability under federal funds lines of $932.0 million with $206.3 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2017, the Corporation had $933.1 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2017 generated $75.0 million of cash, mainly due to net income. Cash used in investing activities was $673.3 million, mainly due to net increases in loans and short-term investments. Net cash provided by financing activities was $574.5 million due mainly to increases in deposits, long-term debt and short-term borrowings.

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of June 30, 2017, equity investments consisted of $20.5 million of common stocks of publicly traded financial institutions and $1.0 million of other equity investments.

The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $9.7 million and an estimated fair value of $20.5 million at June 30, 2017, including an investment in a single financial institution with a cost basis of $4.3 million and an estimated fair value of $8.8 million. The fair value of this investment accounted for 42.9% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $10.8 million as of June 30, 2017.

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

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of U.S. government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, U.S. government debt securities, auction rate securities and corporate debt securities. All of the Corporation's investments in commercial and residential mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.

State and Municipal Securities

As of June 30, 2017, the Corporation owned $401.6 million of municipal securities issued by various states or municipalities. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of June 30, 2017, approximately 98% of state or municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 60% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of June 30, 2017, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $97.9 million.

As of June 30, 2017, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime in the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2017, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At June 30, 2017, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of June 30, 2017, these securities had an amortized cost of $88.9 million and an estimated fair value of $89.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c)  There were no purchases of equity securities by the issuer or any affiliated purchasers during the three months ended June 30, 2017.

Item 6. Exhibits
See Exhibit Index for a list of the exhibits required by Item 601 of Regulation S-K and filed as part of this report.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 4, 2017	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	August 4, 2017	/s/ Philmer H. Rohrbaugh
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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended June 30, 2017, filed on August 4, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.