Form 10-Q
period 2017-09-30
FULTON FINANCIAL CORP
filed 2017-11-03
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017, or

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
Common Stock, $2.50 Par Value –175,122,000 shares outstanding as of October 27, 2017.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$99,803	$118,763
Interest-bearing deposits with other banks	582,845	233,763
Federal Reserve Bank and Federal Home Loan Bank stock	62,951	57,489
Loans held for sale	23,049	28,697
Available for sale investment securities	2,561,516	2,559,227
Loans, net of unearned income	15,486,899	14,699,272
Less: Allowance for loan losses	(172,245)	(168,679)
Net Loans	15,314,654	14,530,593
Premises and equipment	221,551	217,806
Accrued interest receivable	50,082	46,294
Goodwill and intangible assets	531,556	531,556
Other assets	614,853	620,059
Total Assets	$20,062,860	$18,944,247
LIABILITIES
Deposits:
Noninterest-bearing	$4,363,915	$4,376,137
Interest-bearing	11,777,865	10,636,727
Total Deposits	16,141,780	15,012,864
Short-term borrowings:
Federal funds purchased	5,812	278,570
Other short-term borrowings	292,939	262,747
Total Short-Term Borrowings	298,751	541,317
Accrued interest payable	10,568	9,632
Other liabilities	347,816	329,916
Federal Home Loan Bank advances and other long-term debt	1,038,159	929,403
Total Liabilities	17,837,074	16,823,132
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 220.9 million shares issued in 2017 and 219.9 million shares issued in 2016	552,153	549,707
Additional paid-in capital	1,476,150	1,467,602
Retained earnings	812,148	732,099
Accumulated other comprehensive loss	(24,203)	(38,449)
Treasury stock, at cost, 45.8 million shares in 2017 and 2016	(590,462)	(589,844)
Total Shareholders’ Equity	2,225,786	2,121,115
Total Liabilities and Shareholders’ Equity	$20,062,860	$18,944,247

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$155,152	$136,639	$446,158	$405,361
Investment securities:
Taxable	11,423	10,874	34,811	34,036
Tax-exempt	2,920	2,550	8,625	6,910
Dividends	105	143	343	438
Loans held for sale	243	210	631	529
Other interest income	1,667	1,052	3,311	2,814
Total Interest Income	171,510	151,468	493,879	450,088
INTEREST EXPENSE
Deposits	16,023	11,311	40,709	32,925
Short-term borrowings	578	254	2,407	739
Federal Home Loan Bank advances and other long-term debt	8,100	9,338	24,812	27,889
Total Interest Expense	24,701	20,903	67,928	61,553
Net Interest Income	146,809	130,565	425,951	388,535
Provision for credit losses	5,075	4,141	16,575	8,182
Net Interest Income After Provision for Credit Losses	141,734	126,424	409,376	380,353
NON-INTEREST INCOME
Service charges on deposit accounts	13,022	13,078	38,336	38,532
Other service charges and fees	12,251	14,407	39,030	38,140
Investment management and trust services	12,157	11,425	36,097	33,660
Mortgage banking income	4,805	4,529	15,542	12,456
Investment securities gains, net	4,597	2	7,139	1,025
Other	5,142	4,708	14,874	13,610
Total Non-Interest Income	51,974	48,149	151,018	137,423
NON-INTEREST EXPENSE
Salaries and employee benefits	72,894	70,696	216,626	210,097
Net occupancy expense	12,180	11,782	37,159	35,813
Data processing and software	10,301	8,727	28,334	27,477
Other outside services	6,582	5,783	19,836	17,347
Amortization of tax credit investments	3,503	—	7,652	—
Professional fees	3,388	2,535	9,056	8,221
Equipment expense	3,298	3,137	9,691	9,380
FDIC insurance expense	3,007	1,791	7,431	7,700
Marketing	2,089	1,774	6,309	5,314
Other	14,915	13,623	45,033	40,549
Total Non-Interest Expense	132,157	119,848	387,127	361,898
Income Before Income Taxes	61,551	54,725	173,267	155,878
Income taxes	12,646	13,257	35,515	36,403
Net Income	$48,905	$41,468	$137,752	$119,475

PER SHARE:
Net Income (Basic)	$0.28	$0.24	$0.79	$0.69
Net Income (Diluted)	0.28	0.24	0.78	0.69
Cash Dividends	0.11	0.10	0.33	0.29
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016

Net Income	$48,905	$41,468	$137,752	$119,475
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	3,320	(3,580)	17,861	26,285
Reclassification adjustment for securities gains included in net income	(2,988)	(1)	(4,639)	(666)
Amortization of unrealized loss on derivative financial instruments	—	4	—	12
Amortization of net unrecognized pension and postretirement items	340	379	1,024	877
Other Comprehensive Income (Loss)	672	(3,198)	14,246	26,508
Total Comprehensive Income	$49,577	$38,270	$151,998	$145,983

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				137,752			137,752
Other comprehensive income					14,246		14,246
Stock issued	1,017	2,446	5,209			(618)	7,037
Stock-based compensation awards			3,339				3,339
Common stock cash dividends - $0.33 per share				(57,703)			(57,703)
Balance at September 30, 2017	175,057	$552,153	$1,476,150	$812,148	$(24,203)	$(590,462)	$2,225,786

Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894
Net income				119,475			119,475
Other comprehensive income					26,508		26,508
Stock issued, including related tax benefits	454	594	2,099			2,833	5,526
Stock-based compensation awards			4,808				4,808
Acquisition of treasury stock	(1,486)					(18,545)	(18,545)
Common stock cash dividends - $0.29 per share				(50,230)			(50,230)
Balance at September 30, 2016	173,144	$547,735	$1,457,597	$710,833	$4,491	$(591,220)	$2,129,436

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$137,752	$119,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,575	8,182
Depreciation and amortization of premises and equipment	21,013	20,547
Net amortization of investment securities premiums	7,412	7,434
Investment securities gains, net	(7,139)	(1,025)
Gain on sales of mortgage loans held for sale	(10,122)	(11,967)
Proceeds from sales of mortgage loans held for sale	470,927	493,457
Originations of mortgage loans held for sale	(455,157)	(492,440)
Amortization of issuance costs on long-term debt	618	347
Stock-based compensation	3,339	4,808
Excess tax benefits from stock-based compensation	—	(58)
Increase in accrued interest receivable	(3,788)	(833)
Decrease (increase) in other assets	38,108	(9,075)
Increase in accrued interest payable	936	2,921
(Decrease) increase in other liabilities	(26,027)	2,061
Total adjustments	56,695	24,359
Net cash provided by operating activities	194,447	143,834
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	44,485	84,978
Proceeds from principal repayments and maturities of securities available for sale	321,088	426,932
Purchase of securities available for sale	(344,569)	(484,164)
Increase in short-term investments	(354,544)	(136,450)
Net increase in loans	(800,778)	(567,061)
Net purchases of premises and equipment	(24,758)	(23,021)
Net cash used in investing activities	(1,159,076)	(698,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	1,014,697	880,795
Net increase (decrease) in time deposits	114,219	(60,633)
Decrease in short-term borrowings	(242,566)	(233,621)
Additions to long-term debt	223,251	16,000
Repayments of long-term debt	(115,114)	(603)
Net proceeds from issuance of common stock	7,037	5,468
Excess tax benefits from stock-based compensation	—	58
Dividends paid	(55,855)	(48,590)
Acquisition of treasury stock	—	(18,545)
Net cash provided by financing activities	945,669	540,329
Net Decrease in Cash and Due From Banks	(18,960)	(14,623)
Cash and Due From Banks at Beginning of Period	118,763	101,120
Cash and Due From Banks at End of Period	$99,803	$86,497
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$66,992	$58,632
Income taxes	7,881	9,404
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recently Issued Accounting Standards

In May 2014, the FASB issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The standard also requires significantly expanded disclosures about revenue recognition. The FASB has issued amendments to this standard (ASC Updates 2016-08, 2016-10, 2016-11, 2016-12 and 2017-13). These amendments provide further clarification to the standard. For public business entities, ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. For the Corporation, this standards update is effective with its March 31, 2018 quarterly report on Form 10-Q. The Corporation has evaluated the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements and has not identified any significant changes in the timing of revenue recognition as a result of this amended guidance at this time. In addition, the Corporation is evaluating the expanded disclosure requirements included in the update. The Corporation plans to adopt this update on January 1, 2018 under the modified retrospective approach and does not expect the adoption of ASC Update 2014-09 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. In September of 2017, the FASB issued clarifying guidance to this standard (ASC Update 2017-13). For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities, which requires restatement of all comparative periods in the year of adoption. Early adoption is permitted. For the Corporation, this standards update is effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements. The Corporation currently operates a number of branches that are leased, with the leases accounted for as operating leases that are not recognized on the consolidated balance sheet. Under ASC Update 2016-02, right-of-use assets and lease liabilities will need to be recognized on the consolidated balance sheet for these branches, which will also have an impact on regulatory capital ratios. The recognition of operating leases on the consolidated balance sheet is expected to be the most significant impact of the adoption of this standards update.

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

In March 2017, the FASB issued ASC Update 2017-07, "Improving the Presentation of Net Periodic Pension Costs and Net Periodic Benefit Cost." This standards update requires a company to present service cost separately from the other components of net benefit cost. In addition, the update provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. ASC Update 2017-07 is effective for annual or interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2017-07 to have a material impact on its consolidated financial statements.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(in thousands)
Weighted average shares outstanding (basic)	174,991	173,020	174,582	173,248
Impact of common stock equivalents	1,225	1,044	1,194	1,017
Weighted average shares outstanding (diluted)	176,216	174,064	175,776	174,265
For the three and nine months ended September 30, 2016, 447,000 and 712,000 stock options, respectively, were excluded from the diluted net income per share computation as their effect would have been anti-dilutive. There were no stock options excluded for the three and nine months ended September 30, 2017.

NOTE 3 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2017
Unrealized gain on securities	$5,109	$(1,789)	$3,320
Reclassification adjustment for securities gains included in net income (1)	(4,597)	1,609	(2,988)
Amortization of net unrecognized pension and postretirement items (3)	523	(183)	340
Total Other Comprehensive Income	$1,035	$(363)	$672
Three months ended September 30, 2016
Unrealized loss on securities	$(5,505)	$1,925	$(3,580)
Reclassification adjustment for securities gains included in net income (1)	(2)	1	(1)
Amortization of unrealized loss on derivative financial instruments(2)	6	(2)	4
Amortization of net unrecognized pension and postretirement items (3)	583	(204)	379
Total Other Comprehensive Loss	$(4,918)	$1,720	$(3,198)

Nine months ended September 30, 2017
Unrealized gain on securities	$27,482	$(9,621)	$17,861
Reclassification adjustment for securities gains included in net income (1)	(7,139)	2,500	(4,639)
Amortization of net unrecognized pension and postretirement items (3)	1,575	(551)	1,024
Total Other Comprehensive Income	$21,918	$(7,672)	$14,246

Nine months ended September 30, 2016
Unrealized gain on securities	$40,441	$(14,156)	$26,285
Reclassification adjustment for securities gains included in net income (1)	(1,025)	359	(666)
Amortization of unrealized loss on derivative financial instruments (2)	18	(6)	12
Amortization of net unrecognized pension and postretirement items (3)	1,349	(472)	877
Total Other Comprehensive Income	$40,783	$(14,275)	$26,508

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2017
Balance at June 30, 2017	$(10,157)	$273	$—	$(14,991)	$(24,875)
Other comprehensive income before reclassifications	3,320	—	—	—	3,320
Amounts reclassified from accumulated other comprehensive income (loss)	(2,988)	—	—	340	(2,648)
Balance at September 30, 2017	$(9,825)	$273	$—	$(14,651)	$(24,203)
Three months ended September 30, 2016
Balance at June 30, 2016	$22,701	$458	$(7)	$(15,463)	$7,689
Other comprehensive loss before reclassifications	(3,580)	—	—	—	(3,580)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	4	379	382
Balance at September 30, 2016	$19,120	$458	$(3)	$(15,084)	$4,491

Nine months ended September 30, 2017
Balance at December 31, 2016	$(23,047)	$273	$—	$(15,675)	$(38,449)
Other comprehensive income before reclassifications	17,861	—	—	—	17,861
Amounts reclassified from accumulated other comprehensive income (loss)	(4,639)	—	—	1,024	(3,615)
Balance at September 30, 2017	$(9,825)	$273	$—	$(14,651)	$(24,203)
Nine months ended September 30, 2016
Balance at December 31, 2015	$(6,499)	$458	$(15)	$(15,961)	$(22,017)
Other comprehensive income before reclassifications	26,285	—	—	—	26,285
Amounts reclassified from accumulated other comprehensive income (loss)	(666)	—	12	877	223
Balance at September 30, 2016	$19,120	$458	$(3)	$(15,084)	$4,491

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2017
U.S. Government sponsored agency securities	$5,961	$54	$—	$6,015
State and municipal securities	415,313	4,005	(5,405)	413,913
Corporate debt securities	92,355	2,578	(1,956)	92,977
Collateralized mortgage obligations	601,845	1,380	(9,547)	593,678
Residential mortgage-backed securities	1,184,797	5,850	(8,561)	1,182,086
Commercial mortgage-backed securities	161,960	299	(627)	161,632
Auction rate securities	107,410	—	(9,254)	98,156
Total debt securities	2,569,641	14,166	(35,350)	2,548,457
Equity securities	6,560	6,499	—	13,059
Total	$2,576,201	$20,665	$(35,350)	$2,561,516

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2016
U.S. Government sponsored agency securities	$132	$2	$—	$134
State and municipal securities	405,274	2,043	(15,676)	391,641
Corporate debt securities	112,016	1,978	(4,585)	109,409
Collateralized mortgage obligations	604,095	1,943	(12,178)	593,860
Residential mortgage-backed securities	1,328,192	6,546	(16,900)	1,317,838
Commercial mortgage-backed securities	25,100	—	(537)	24,563
Auction rate securities	107,215	—	(9,959)	97,256
Total debt securities	2,582,024	12,512	(59,835)	2,534,701
Equity securities	12,231	12,295	—	24,526
Total	$2,594,255	$24,807	$(59,835)	$2,559,227
Securities carried at $1.9 billion and $1.8 billion as of September 30, 2017 and December 31, 2016, respectively, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
Equity securities include common stocks of publicly traded financial institutions (estimated fair value of $12.1 million at September 30, 2017 and $23.5 million at December 31, 2016) and other equity investments (estimated fair value of $1.0 million at both September 30, 2017 and December 31, 2016).
As of September 30, 2017, the financial institutions stock portfolio had a cost basis of $5.8 million and an estimated fair value of $12.1 million, including an investment in a single financial institution with a cost basis of $4.2 million and an estimated fair value of $8.8 million. The estimated fair value of this investment accounted for 73.4% of the estimated fair value of the Corporation's investments in the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's estimated fair value.

The amortized cost and estimated fair values of debt securities as of September 30, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$23,940	$24,118
Due from one year to five years	30,708	31,196
Due from five years to ten years	114,114	115,336
Due after ten years	452,277	440,411
	621,039	611,061
Residential mortgage-backed securities	1,184,797	1,182,086
Commercial mortgage-backed securities	161,960	161,632
Collateralized mortgage obligations	601,845	593,678
Total debt securities	$2,569,641	$2,548,457
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended September 30, 2017	(in thousands)
Equity securities	$4,817	$—	$4,817
Debt securities	12	(232)	(220)
Total	$4,829	$(232)	$4,597
Three months ended September 30, 2016
Equity securities	$2	$—	$2
Debt securities	—	—	—
Total	$2	$—	$2

Nine months ended September 30, 2017
Equity securities	$7,167	$—	$7,167
Debt securities	218	(246)	(28)
Total	$7,385	$(246)	$7,139
Nine months ended September 30, 2016
Equity securities	$739	$(10)	$729
Debt securities	322	(26)	296
Total	$1,061	$(36)	$1,025

The cumulative balance of credit related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at September 30, 2017 and September 30, 2016 was $10.0 million. There were no other-than-temporary impairment charges recognized for the three and nine months ended September 30, 2017 and September 30, 2016.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2017	(in thousands)
State and municipal securities	$121,527	$(1,930)	$87,466	$(3,475)	$208,993	$(5,405)
Corporate debt securities	3,570	(16)	31,533	(1,940)	35,103	(1,956)
Collateralized mortgage obligations	85,335	(837)	301,009	(8,710)	386,344	(9,547)
Residential mortgage-backed securities	796,019	(8,359)	5,513	(202)	801,532	(8,561)
Commercial mortgage-backed securities	87,260	(627)	—	—	87,260	(627)
Auction rate securities	—	—	98,156	(9,254)	98,156	(9,254)
Total debt securities	$1,093,711	$(11,769)	$523,677	$(23,581)	$1,617,388	$(35,350)

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016	(in thousands)
State and municipal securities	$247,509	$(15,676)	$—	$—	$247,509	$(15,676)
Corporate debt securities	11,922	(110)	34,629	(4,475)	46,551	(4,585)
Collateralized mortgage obligations	166,905	(3,899)	258,237	(8,279)	425,142	(12,178)
Residential mortgage-backed securities	1,112,947	(16,900)	—	—	1,112,947	(16,900)
Commercial mortgage-backed securities	24,563	(537)	—	—	24,563	(537)
Auction rate securities	—	—	97,256	(9,959)	97,256	(9,959)
Total debt securities	$1,563,846	$(37,122)	$390,122	$(22,713)	$1,953,968	$(59,835)
The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2017.
As of September 30, 2017, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. As of September 30, 2017, all ARCs were current and making scheduled interest payments, and based on management’s evaluations, were not subject to any other-than-temporary impairment charges for the three and nine months ended September 30, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair value of corporate debt securities:

	September 30, 2017		December 31, 2016
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$39,186	$38,251	$43,746	$39,829
Subordinated debt	37,147	37,859	46,231	46,723
Senior debt	12,033	12,456	18,037	18,433
Pooled trust preferred securities	—	422	—	422
Corporate debt securities issued by financial institutions	88,366	88,988	108,014	105,407
Other corporate debt securities	3,989	3,989	4,002	4,002
Available for sale corporate debt securities	$92,355	$92,977	$112,016	$109,409

Single-issuer trust preferred securities had an unrealized loss of $935,000 at September 30, 2017. Five of the 18 single-issuer trust preferred securities, with an amortized cost of $6.9 million and an estimated fair value of $6.6 million at September 30, 2017, were rated below investment grade by at least one ratings agency. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" and "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $2.8 million at September 30, 2017 were not rated by any ratings agency.
Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges for the three and nine months ended September 30, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income
Loans, net of unearned income are summarized as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Real-estate - commercial mortgage	$6,275,140	$6,018,582
Commercial - industrial, financial and agricultural	4,223,075	4,087,486
Real-estate - residential mortgage	1,887,907	1,601,994
Real-estate - home equity	1,567,473	1,625,115
Real-estate - construction	973,108	843,649
Consumer	302,448	291,470
Leasing and other	278,658	246,704
Overdrafts	3,400	3,662
Loans, gross of unearned income	15,511,209	14,718,662
Unearned income	(24,310)	(19,390)
Loans, net of unearned income	$15,486,899	$14,699,272

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

The following table presents the components of the allowance for credit losses:

	September 30, 2017	December 31, 2016
	(in thousands)
Allowance for loan losses	$172,245	$168,679
Reserve for unfunded lending commitments	2,504	2,646
Allowance for credit losses	$174,749	$171,325

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$174,998	$165,108	$171,325	$171,412
Loans charged off	(7,795)	(7,672)	(25,917)	(29,573)
Recoveries of loans previously charged off	2,471	3,592	12,766	15,148
Net loans charged off	(5,324)	(4,080)	(13,151)	(14,425)
Provision for credit losses	5,075	4,141	16,575	8,182
Balance at end of period	$174,749	$165,169	$174,749	$165,169

The Corporation has historically maintained an unallocated allowance for credit losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary.

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2017
Balance at June 30, 2017	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$—	$172,342
Loans charged off	(483)	(2,714)	(547)	(195)	(2,744)	(373)	(739)	—	(7,795)
Recoveries of loans previously charged off	106	665	252	219	629	193	407	—	2,471
Net loans charged off	(377)	(2,049)	(295)	24	(2,115)	(180)	(332)	—	(5,324)
Provision for loan losses (1)	(2,008)	5,392	1,297	220	(283)	383	226	—	5,227
Balance at Sept 30, 2017	$54,987	$70,985	$18,458	$16,683	$7,136	$1,997	$1,999	$—	$172,245
Three months ended September 30, 2016
Balance at June 30, 2016	$43,740	$51,755	$26,170	$21,226	$5,772	$2,984	$2,518	$8,381	$162,546
Loans charged off	(1,350)	(3,144)	(709)	(802)	(150)	(685)	(832)	—	(7,672)
Recoveries of loans previously charged off	296	1,539	241	228	898	222	168	—	3,592
Net loans charged off	(1,054)	(1,605)	(468)	(574)	748	(463)	(664)	—	(4,080)
Provision for loan losses (1)	3,171	(1,871)	1,419	1,452	23	852	1,075	(2,061)	4,060
Balance at September 30, 2016	$45,857	$48,279	$27,121	$22,104	$6,543	$3,373	$2,929	$6,320	$162,526
Nine months ended September 30, 2017
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans charged off	(1,949)	(13,594)	(1,837)	(535)	(3,765)	(1,659)	(2,578)	—	(25,917)
Recoveries of loans previously charged off	1,490	6,830	604	600	1,550	899	793	—	12,766
Net loans charged off	(459)	(6,764)	(1,233)	65	(2,215)	(760)	(1,785)	—	(13,151)
Provision for loan losses (1)	8,604	23,396	(7,110)	(6,311)	2,896	(817)	592	(4,533)	16,717
Balance at September 30, 2017	$54,987	$70,985	$18,458	$16,683	$7,136	$1,997	$1,999	$—	$172,245
Nine months ended September 30, 2016
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans charged off	(3,406)	(13,957)	(3,295)	(2,210)	(1,218)	(2,261)	(3,226)	—	(29,573)
Recoveries of loans previously charged off	2,488	6,789	929	784	2,844	957	357	—	15,148
Net loans charged off	(918)	(7,168)	(2,366)	(1,426)	1,626	(1,304)	(2,869)	—	(14,425)
Provision for loan losses (1)	(1,091)	(1,651)	7,082	2,155	(1,612)	2,092	3,330	(2,408)	7,897
Balance at September 30, 2016	$45,857	$48,279	$27,121	$22,104	$6,543	$3,373	$2,929	$6,320	$162,526

(1)
The provision for loan losses excluded decreases of $152,000 and $142,000 in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2017, respectively and increases of $81,000 and $285,000 in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2016, respectively.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Allowance for loan losses at September 30, 2017:
Measured for impairment under FASB ASC Subtopic 450-20	$47,261	$55,486	$7,632	$6,488	$5,702	$1,976	$1,999	$—	$126,544
Evaluated for impairment under FASB ASC Section 310-10-35	7,726	15,499	10,826	10,195	1,434	21	—	N/A	45,701
	$54,987	$70,985	$18,458	$16,683	$7,136	$1,997	$1,999	$—	$172,245

Loans, net of unearned income at September 30, 2017:
Measured for impairment under FASB ASC Subtopic 450-20	$6,228,935	$4,162,857	$1,543,551	$1,845,329	$959,584	$302,415	$257,748	N/A	$15,300,419
Evaluated for impairment under FASB ASC Section 310-10-35	46,205	60,218	23,922	42,578	13,524	33	—	N/A	186,480
	$6,275,140	$4,223,075	$1,567,473	$1,887,907	$973,108	$302,448	$257,748	N/A	$15,486,899

Allowance for loan losses at September 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$36,151	$38,858	$17,828	$10,410	$4,422	$3,346	$2,929	$6,320	$120,264
Evaluated for impairment under FASB ASC Section 310-10-35	9,706	9,421	9,293	11,694	2,121	27	—	N/A	42,262
	$45,857	$48,279	$27,121	$22,104	$6,543	$3,373	$2,929	$6,320	$162,526

Loans, net of unearned income at September 30, 2016:
Measured for impairment under FASB ASC Subtopic 450-20	$5,763,863	$3,972,461	$1,621,731	$1,496,461	$850,315	$283,633	$219,780	N/A	$14,208,244
Evaluated for impairment under FASB ASC Section 310-10-35	55,052	51,658	18,690	46,235	11,319	40	—	N/A	182,994
	$5,818,915	$4,024,119	$1,640,421	$1,542,696	$861,634	$283,673	$219,780	N/A	$14,391,238

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

All loans individually evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of September 30, 2017 and December 31, 2016, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
As of September 30, 2017 and 2016, approximately 95% and 73%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value of the collateral using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

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

The following table presents total impaired loans by class segment:

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$24,722	$21,000	$—	$28,757	$25,447	$—
Commercial - secured	32,738	30,053	—	29,296	25,526	—
Real estate - residential mortgage	4,603	4,603	—	4,689	4,689	—
Construction - commercial residential	14,086	9,450	—	6,271	4,795	—
	76,149	65,106		69,013	60,457
With a related allowance recorded:
Real estate - commercial mortgage	32,770	25,205	7,726	37,132	29,446	10,162
Commercial - secured	33,481	29,189	14,974	27,767	22,626	13,198
Commercial - unsecured	1,236	976	525	1,122	823	455
Real estate - home equity	27,739	23,922	10,826	23,971	19,205	9,511
Real estate - residential mortgage	43,979	37,975	10,195	48,885	41,359	11,897
Construction - commercial residential	6,119	2,883	1,006	10,103	4,206	1,300
Construction - commercial	186	100	36	681	435	145
Construction - other	1,096	1,091	392	1,096	1,096	423
Consumer - direct	24	19	13	21	21	14
Consumer - indirect	14	14	8	19	19	12
	146,644	121,374	45,701	150,797	119,236	47,117
Total	$222,793	$186,480	$45,701	$219,810	$179,693	$47,117
As of September 30, 2017 and December 31, 2016, there were $65.1 million and $60.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or they were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans by class segment:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$21,698	$72	$25,048	$78	$22,770	$213	$23,929	219
Commercial - secured	33,044	46	23,836	32	29,309	128	18,400	68
Real estate - residential mortgage	4,616	27	6,151	33	4,645	79	5,826	96
Construction - commercial residential	8,747	5	5,734	10	6,745	11	6,658	45
Construction - commercial	295	—	—	—	298	—	—	—
	68,400	150	60,769	153	63,767	431	54,813	428
With a related allowance recorded:
Real estate - commercial mortgage	25,910	86	29,139	91	27,518	259	32,310	303
Commercial - secured	24,334	33	21,688	29	23,291	96	26,665	100
Commercial - unsecured	818	1	953	1	806	1	903	3
Real estate - home equity	22,837	150	18,283	76	20,957	362	17,589	203
Real estate - residential mortgage	38,329	225	40,913	221	39,584	680	42,399	683
Construction - commercial residential	5,047	4	4,947	8	5,397	11	5,568	37
Construction - commercial	113	—	476	—	186	—	546	—
Construction - other	1,091	—	756	—	1,094	—	579	—
Consumer - direct	19	—	19	—	19	—	17	1
Consumer - indirect	15	—	11	—	17	—	14	—
Leasing, other and overdrafts	—	—	—	—	356	—	712	—
	118,513	499	117,185	426	119,225	1,409	127,302	1,330
Total	$186,913	$649	$177,954	$579	$182,992	$1,840	$182,115	1,758

(1)
All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2017 and 2016 represents amounts earned on accruing TDRs.

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

The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate - commercial mortgage	$6,028,523	$5,763,122	$118,947	$132,484	$127,670	$122,976	$6,275,140	$6,018,582
Commercial - secured	3,807,138	3,686,152	98,639	128,873	183,181	118,527	4,088,958	3,933,552
Commercial - unsecured	127,561	145,922	3,474	4,481	3,082	3,531	134,117	153,934
Total commercial - industrial, financial and agricultural	3,934,699	3,832,074	102,113	133,354	186,263	122,058	4,223,075	4,087,486
Construction - commercial residential	134,786	113,570	6,746	15,447	14,595	13,172	156,127	142,189
Construction - commercial	743,111	635,963	4,418	3,412	3,869	5,115	751,398	644,490
Total construction (excluding Construction - other)	877,897	749,533	11,164	18,859	18,464	18,287	907,525	786,679
	$10,841,119	$10,344,729	$232,224	$284,697	$332,397	$263,321	$11,405,740	$10,892,747
% of Total	95.1%	95.0%	2.0%	2.6%	2.9%	2.4%	100.0%	100.0%

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

The following table presents a summary of performing, delinquent and non-performing loans for the indicated loan class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate - home equity	$1,542,289	$1,602,687	$12,955	$9,274	$12,229	$13,154	$1,567,473	$1,625,115
Real estate - residential mortgage	1,845,495	1,557,995	20,769	20,344	21,643	23,655	1,887,907	1,601,994
Construction - other	64,110	55,874	382	—	1,091	1,096	65,583	56,970
Consumer - direct	55,490	93,572	158	1,752	63	1,563	55,711	96,887
Consumer - indirect	243,723	190,656	2,834	3,599	180	328	246,737	194,583
Total consumer	299,213	284,228	2,992	5,351	243	1,891	302,448	291,470
Leasing	256,784	229,591	884	1,068	80	317	257,748	230,976
	$4,007,891	$3,730,375	$37,982	$36,037	$35,286	$40,113	$4,081,159	$3,806,525
% of Total	98.2%	98.0%	0.9%	0.9%	0.9%	1.1%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	September 30, 2017	December 31, 2016
	(in thousands)
Non-accrual loans	$123,345	$120,133
Loans 90 days or more past due and still accruing	13,124	11,505
Total non-performing loans	136,469	131,638
Other real estate owned (OREO)	10,542	12,815
Total non-performing assets	$147,011	$144,453

The following tables present past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$10,276	$2,297	$2,884	$31,766	$34,650	$47,223	$6,227,917	$6,275,140
Commercial - secured	8,382	2,378	1,503	51,787	53,290	64,050	4,024,908	4,088,958
Commercial - unsecured	114	34	—	919	919	1,067	133,050	134,117
Total commercial - industrial, financial and agricultural	8,496	2,412	1,503	52,706	54,209	65,117	4,157,958	4,223,075
Real estate - home equity	11,192	1,763	3,096	9,133	12,229	25,184	1,542,289	1,567,473
Real estate - residential mortgage	15,106	5,663	5,258	16,385	21,643	42,412	1,845,495	1,887,907
Construction - commercial residential	400	18	60	12,164	12,224	12,642	143,485	156,127
Construction - commercial	366	—	—	100	100	466	750,932	751,398
Construction - other	382	—	—	1,091	1,091	1,473	64,110	65,583
Total real estate - construction	1,148	18	60	13,355	13,415	14,581	958,527	973,108
Consumer - direct	118	40	63	—	63	221	55,490	55,711
Consumer - indirect	2,393	441	180	—	180	3,014	243,723	246,737
Total consumer	2,511	481	243	—	243	3,235	299,213	302,448
Leasing, other and overdrafts	764	120	80	—	80	964	256,784	257,748
Total	$49,493	$12,754	$13,124	$123,345	$136,469	$198,716	$15,288,183	$15,486,899

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,254	$1,622	$383	$38,936	$39,319	$47,195	$5,971,387	$6,018,582
Commercial - secured	6,660	2,616	959	41,589	42,548	51,824	3,881,728	3,933,552
Commercial - unsecured	898	35	152	760	912	1,845	152,089	153,934
Total commercial - industrial, financial and agricultural	7,558	2,651	1,111	42,349	43,460	53,669	4,033,817	4,087,486
Real estate - home equity	6,596	2,678	2,543	10,611	13,154	22,428	1,602,687	1,625,115
Real estate - residential mortgage	15,600	4,744	5,224	18,431	23,655	43,999	1,557,995	1,601,994
Construction - commercial residential	233	51	36	8,275	8,311	8,595	133,594	142,189
Construction - commercial	743	—	—	435	435	1,178	643,312	644,490
Construction - other	—	—	—	1,096	1,096	1,096	55,874	56,970
Total real estate - construction	976	51	36	9,806	9,842	10,869	832,780	843,649
Consumer - direct	1,211	541	1,563	—	1,563	3,315	93,572	96,887
Consumer - indirect	3,200	399	328	—	328	3,927	190,656	194,583
Total consumer	4,411	940	1,891	—	1,891	7,242	284,228	291,470
Leasing, other and overdrafts	543	525	317	—	317	1,385	229,591	230,976
Total	$41,938	$13,211	$11,505	$120,133	$131,638	$186,787	$14,512,485	$14,699,272

The following table presents TDRs, by class segment:

	September 30, 2017	December 31, 2016
	(in thousands)
Real-estate - residential mortgage	$26,193	$27,617
Real-estate - commercial mortgage	14,439	15,957
Real estate - home equity	14,789	8,594
Commercial	7,512	6,627
Construction	169	726
Consumer	33	39
Total accruing TDRs	63,135	59,560
Non-accrual TDRs (1)	28,742	27,850
Total TDRs	$91,877	$87,410

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

As of September 30, 2017 and December 31, 2016, there were $3.8 million and $3.6 million of commitments, respectively, to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs, by class segment and type of concession for loans that were modified during the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30				Nine months ended September 30
	2017		2016		2017		2016
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate – residential mortgage:
Extend maturity with rate concession	2	$468	—	$—	2	$468	—	$—
Extend maturity without rate concession	2	151	—	—	4	488	2	$315
Bankruptcy	—	—	2	350	2	335	3	723
Real estate - commercial mortgage:
Extend maturity without rate concession	2	1,247	—	—	6	2,228	—	$—
Bankruptcy	—	—	—	—	1	12	—	$—
Real estate - home equity:
Extend maturity without rate concession	14	1,315	24	1,063	47	3,874	63	$3,058
Bankruptcy	6	127	11	563	23	1,643	33	$2,279
Commercial:
Extend maturity without rate concession	1	160	4	1,826	9	5,853	10	3,802
Bankruptcy	—	—	—	—	1	490	—	—
Commercial – unsecured:
Extend maturity without rate concession	—	—	—	—	1	33	2	103
Construction - commercial residential:
Extend maturity without rate concession	—	—	—	—	1	1,204	—	—
Consumer - direct:
Bankruptcy	—	—	—	—	—	—	1	2
Consumer - indirect:
Bankruptcy	—	—	1	21	—	—	1	21

Total	27	$3,468	42	$3,823	97	$16,628	115	$10,303

The following table presents TDRs, by class segment, as of September 30, 2017 and 2016, that were modified in the previous 12 months and had a post-modification payment default during the nine months ended September 30, 2017 and 2016. The Corporation defines a payment default as a single missed payment.

	2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	5	$1,321	7	$1,395
Real estate - commercial mortgage	3	653	2	129
Real estate - home equity	27	1,598	29	1,902
Commercial	2	264	6	2,593
Commercial - unsecured	—	—	1	26
Construction - commercial residential	1	1,198	—	—
Construction - other	1	411	—	—
Total	39	$5,445	45	$6,045

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,180	$39,874	$38,822	$40,944
Originations of mortgage servicing rights	1,333	1,499	3,719	3,927
Amortization	(1,639)	(2,064)	(4,667)	(5,562)
Balance at end of period	$37,874	$39,309	$37,874	$39,309

Valuation allowance:
Balance at beginning of period	$—	$(1,721)	$(1,291)	$—
(Additions) reductions to valuation allowance	—	(1,280)	1,291	(3,001)
Balance at end of period	$—	$(3,001)	$—	$(3,001)

Net MSRs at end of period	$37,874	$36,308	$37,874	$36,308

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined that no adjustment to the valuation allowance was necessary for the three months ended September 30, 2017, while a reduction of $1.3 million was required for the nine months ended September 30, 2017. Additions to the valuation allowance of $1.3 million and $3.0 million were necessary for the three and nine months ended September 30, 2016, respectively. Additions and reductions to the valuation allowance are recorded as decreases and increases, respectively, to "mortgage banking income" on the consolidated statements of income.

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

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense	$1,570	$1,552	$3,339	$4,808
Tax benefit	(628)	(536)	(3,312)	(1,611)
Stock-based compensation expense, net of tax benefit	$942	$1,016	$27	$3,197

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

As of September 30, 2017, the Employee Equity Plan had 11.1 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 360,000 shares reserved for future grants through 2021.

NOTE 8 – Employee Benefit Plans

The net periodic benefit cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(in thousands)
Service cost (1)	$—	$172	$—	$516
Interest cost	830	880	2,490	2,640
Expected return on plan assets	(451)	(580)	(1,353)	(1,739)
Net amortization and deferral	663	605	1,989	1,815
Net periodic benefit cost	$1,042	$1,077	$3,126	$3,232

(1)	The Pension Plan was curtailed effective January 1, 2008. Service cost was related to administrative costs associated with the plan and was not due to the accrual of additional participant benefits.

The net periodic benefit of the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(in thousands)
Interest cost	$17	$21	$51	$64
Expected return on plan assets	—	—	—	(1)
Net accretion and deferral	(141)	(138)	(423)	(413)
Net periodic benefit	$(124)	$(117)	$(372)	$(350)

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2017		December 31, 2016
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$141,250	$1,283	$87,119	$863
Negative fair values	5,530	(16)	18,239	(227)
Net interest rate locks with customers		1,267		636
Forward Commitments
Positive fair values	27,562	48	70,031	2,223
Negative fair values	77,000	(207)	19,964	(112)
Net forward commitments		(159)		2,111
Interest Rate Swaps with Customers
Positive fair values	1,329,394	34,028	876,744	24,397
Negative fair values	578,120	(13,682)	583,060	(16,998)
Net interest rate swaps with customers		20,346		7,399
Interest Rate Swaps with Dealer Counterparties
Positive fair values	578,120	13,682	583,060	16,998
Negative fair values (1)	1,329,394	(27,663)	876,744	(24,397)
Net interest rate swaps with dealer counterparties		(13,981)		(7,399)
Foreign Exchange Contracts with Customers
Positive fair values	5,912	332	11,674	504
Negative fair values	5,473	(226)	4,659	(221)
Net foreign exchange contracts with customers		106		283
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	8,978	293	7,040	241
Negative fair values	4,420	(280)	12,869	(447)
Net foreign exchange contracts with correspondent banks		13		(206)
Net derivative fair value asset		$7,592		$2,824

(1) Includes centrally cleared interest rate swaps with a notional amount of $324.3 million and a fair value of $0 as of September 30, 2017. Collateral is posted daily through a clearing agent for changes in the fair value.

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(in thousands)
Interest rate locks with customers	$(59)	$178	$631	$1,922
Forward commitments	(48)	970	(2,270)	(1,042)
Interest rate swaps with customers	(47)	(1,948)	12,947	48,052
Interest rate swaps with dealer counterparties	1,248	1,948	(6,582)	(48,052)
Foreign exchange contracts with customers	140	47	(177)	502
Foreign exchange contracts with correspondent banks	(111)	(266)	219	(613)
Net fair value gains on derivative financial instruments	$1,123	$929	$4,768	$769

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2017	December 31, 2016
	(in thousands)
Cost	$22,615	$28,708
Fair value	23,049	28,697

During the three months ended September 30, 2017 and 2016, the Corporation recorded losses related to changes in fair values of mortgage loans held for sale of $120,000 and $360,000, respectively. During the nine months ended September 30, 2017 and 2016, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $445,000 and $504,000, respectively.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
September 30, 2017
Interest rate swap derivative assets	$47,710	$(14,163)	$—	$33,547
Foreign exchange derivative assets with correspondent banks	293	(280)	—	13
Total	$48,003	$(14,443)	$—	$33,560

Interest rate swap derivative liabilities	$41,345	$(14,163)	$(15,520)	$11,662
Foreign exchange derivative liabilities with correspondent banks	280	(280)	—	—
Total	$41,625	$(14,443)	$(15,520)	$11,662

December 31, 2016
Interest rate swap derivative assets	$41,395	$(15,117)	$—	$26,278
Foreign exchange derivative assets with correspondent banks	241	(241)	—	—
Total	$41,636	$(15,358)	$—	$26,278

Interest rate swap derivative liabilities	$41,395	$(15,117)	$(4,010)	$22,268
Foreign exchange derivative liabilities with correspondent banks	447	(241)	(206)	—
Total	$41,842	$(15,358)	$(4,216)	$22,268

(1)
For derivative assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For derivative liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)	Amounts represent collateral received from the counterparty or (posted by the Corporation).

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Commitments to extend credit	$6,418,318	$6,075,567
Standby letters of credit	331,096	356,359
Commercial letters of credit	41,819	38,901

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

The Corporation provides customary representations and warranties to government sponsored entities and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored entity or investor. The Corporation may be required to repurchase a loan, or reimburse the government sponsored entity or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of both September 30, 2017 and December 31, 2016, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of September 30, 2017, the unpaid principal balance of loans sold under the MPF Program was approximately $89 million. As of September 30, 2017 and December 31, 2016, the reserve for estimated credit losses related to loans sold under the MPF Program was $1.3 million and $1.7 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of September 30, 2017 and December 31, 2016, the total reserve for losses on residential mortgage loans sold was $2.1 million and $2.5 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of September 30, 2017 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

On October 27, 2017, the Office of the Comptroller of the Currency (the "OCC") terminated the Consent Orders that it issued on July 14, 2014 to three of the Corporation's bank subsidiaries, Fulton Bank, N.A., FNB Bank, N.A. and Swineford National Bank, relating to deficiencies in the BSA/AML Compliance Programs at those bank subsidiaries.

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

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. (“Ameriprise”) and Riverview Bank (“Riverview”), have been named as defendants in a lawsuit brought on behalf of a group of 67 plaintiffs filed on March 31, 2016, in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action, who are individuals, trustees of certain irrevocable trusts, or the executors of the estates of deceased individuals, were clients of Jeffrey M. Mottern, a now-deceased attorney, who is alleged to have operated a fraud scheme over a period of years through the sale of fictitious high-yield investments or by otherwise misappropriating funds entrusted to Mr. Mottern. Mr. Mottern is alleged to have used the proceeds of these activities to engage in speculative securities trading through defendant Ameriprise, which caused significant losses, and for Mr. Mottern’s personal expenses. The allegations against the Bank relate to a commercial checking account at the Bank maintained by Mr. Mottern in connection with Mr. Mottern’s law practice. The lawsuit alleges that the Bank is liable to the plaintiffs for failing to properly monitor Mr. Mottern’s checking account and detect Mr. Mottern’s fraudulent activity, and specifically alleges that the Bank aided and abetted Mr. Mottern’s: (1) fraud; (2) breach of fiduciary duty; (3) violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law; and (4) conversion. Similar claims have been asserted against Ameriprise and Riverview, which allegedly maintained a personal brokerage account and a trust account for client or other third-party funds, respectively, for Mr. Mottern. The lawsuit seeks damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs. On April 29, 2016, the Bank filed a Notice of Removal to remove this lawsuit to the United States District Court for the Middle District of Pennsylvania. On May 31, 2016, the plaintiffs filed a motion to remand the lawsuit to the Court of Common Pleas for Dauphin County, Pennsylvania. On October 24, 2016, the District Court granted the plaintiffs' motion and the lawsuit was remanded back to the Court of Common Pleas for Dauphin County. All defendants subsequently filed preliminary objections to the Complaint, including objections that, if granted, would result in dismissal of the case. On May 26, 2017, the Court of Common Pleas for Dauphin County denied all substantive preliminary objections filed by the Bank. On June 23, 2017, the Bank filed its Combined Motion for Partial Reconsideration of the Court’s May 26, 2017 Order and Application for Amendment of the Order to Set Forth Expressly the

Statement in Pa.C.S. s. 702(b) (the “Motion”). The Bank also filed its Answer and New Matter (the “Answer”) on June 23, 2017. The plaintiffs subsequently responded to the Motion and the Answer.

In October 2017, the Bank and the plaintiffs agreed to settle the lawsuit. The plaintiffs' Steering Committee, which represents the interests of the 67 plaintiffs, approved the specific terms of the settlement on October 26,2017 and recommended that each plaintiff execute the settlement agreement. The settlement involves the Bank making an aggregate payment to the plaintiffs' attorney on their behalf, in exchange for the plaintiffs' agreement to dismiss the claims against the Bank and any related matters with prejudice. The material terms of the settlement will become effective upon the dismissal of the claims against the Bank by the court, which the plaintiffs have agreed to pursue. The Corporation’s insurance carrier has informed the Corporation that it will reimburse the Corporation for the full amount of the Bank's agreed upon settlement payment, and, as a result, any further financial impact to the Corporation is expected to be immaterial.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$23,049	$—	$23,049
Available for sale investment securities:
Equity securities	13,059	—	—	13,059
U.S. Government sponsored agency securities	—	6,015	—	6,015
State and municipal securities	—	413,913	—	413,913
Corporate debt securities	—	89,755	3,222	92,977
Collateralized mortgage obligations	—	593,678	—	593,678
Residential mortgage-backed securities	—	1,182,086	—	1,182,086
Commercial mortgage-backed securities	—	161,632	—	161,632
Auction rate securities	—	—	98,156	98,156
Total available for sale investment securities	13,059	2,447,079	101,378	2,561,516
Other assets	18,742	49,041	—	67,783
Total assets	$31,801	$2,519,169	$101,378	$2,652,348
Other liabilities	$18,607	$41,569	$—	$60,176

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$28,697	$—	$28,697
Available for sale investment securities:
Equity securities	24,526	—	—	24,526
U.S. Government sponsored agency securities	—	134	—	134
State and municipal securities	—	391,641	—	391,641
Corporate debt securities	—	106,537	2,872	109,409
Collateralized mortgage obligations	—	593,860	—	593,860
Residential mortgage-backed securities	—	1,317,838	—	1,317,838
Commercial mortgage-backed securities	—	24,563	—	24,563
Auction rate securities	—	—	97,256	97,256
Total available for sale investment securities	24,526	2,434,573	100,128	2,559,227
Other assets	17,111	44,481	—	61,592
Total assets	$41,637	$2,507,751	$100,128	$2,649,516
Other liabilities	$17,032	$41,734	$—	$58,766

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2017 and December 31, 2016 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of common stocks of financial institutions ($12.1 million at September 30, 2017 and $23.5 million at December 31, 2016) and other equity investments ($1.0 million at September 30, 2017 and December 31, 2016). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt issued by financial institutions ($50.3 million at September 30, 2017 and $65.2 million at December 31, 2016), single-issuer trust preferred securities issued by financial institutions ($38.3 million at September 30, 2017 and $39.8 million at December 31, 2016), pooled trust preferred securities issued by financial institutions ($422,000 at both September 30, 2017 and December 31, 2016) and other corporate debt issued by non-financial institutions ($4.0 million at both September 30, 2017 and December 31, 2016).

Level 2 investments include the Corporation’s holdings of subordinated debt, other corporate debt issued by non-financial institutions and $35.5 million and $37.3 million of single-issuer trust preferred securities held at September 30, 2017 and December 31, 2016, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($422,000 at both September 30, 2017 and December 31, 2016) and certain single-issuer trust preferred securities ($2.8 million at September 30, 2017 and $2.5 million at December 31, 2016). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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
Other assets – Included in this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($18.1 million at September 30, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($625,000 at September 30, 2017 and $745,000 at December 31, 2016). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.3 million at September 30, 2017 and $3.1 million at December 31, 2016) and the fair value of interest rate swaps ($47.7 million at September 30, 2017 and $41.4 million at December 31, 2016). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($18.1 million at September 30, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($506,000 at September 30, 2017 and $668,000 at December 31, 2016). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($223,000 at September 30, 2017 and $339,000 at December 31, 2016) and the fair value of interest rate swaps ($41.3 million at September 30, 2017 and $41.4 million at December 31, 2016). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended September 30, 2017
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at June 30, 2017	$422	$2,775	$97,923
Unrealized adjustment to fair value (1)	—	(28)	233
Discount accretion (2)	—	3	—
Balance at September 30, 2017	$422	$2,750	$98,156

	Three months ended September 30, 2016
Balance at June 30, 2016	$706	$2,425	$97,886
Unrealized adjustment to fair value (1)	—	7	(318)
Discount accretion (2)	—	3	158
Balance at September 30, 2016	$706	$2,435	$97,726

	Nine months ended September 30, 2017
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2016	$422	$2,450	$97,256
Unrealized adjustment to fair value (1)	—	291	705
Discount accretion (2)	—	9	195
Balance at September 30, 2017	$422	$2,750	$98,156

	Nine months ended September 30, 2016
Balance at December 31, 2015	$706	$2,630	$98,059
Unrealized adjustment to fair value (1)	—	(204)	(668)
Discount accretion (2)	—	9	335
Balance at September 30, 2016	$706	$2,435	$97,726

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s Level 3 financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	September 30, 2017	December 31, 2016
	(in thousands)
Net loans	$140,779	$132,576
OREO	10,542	12,815
MSRs	37,874	37,532
Total assets	$189,195	$182,923
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

•
OREO – This category includes OREO ($10.5 million at September 30, 2017 and $12.8 million at December 31, 2016) classified as Level 3 assets. Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs – This category includes MSRs ($37.9 million at September 30, 2017 and $37.5 million at December 31, 2016), classified as Level 3 assets. MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2017 valuation were 12.4% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2017 and December 31, 2016. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	September 30, 2017		December 31, 2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$99,803	$99,803	$118,763	$118,763
Interest-bearing deposits with other banks	582,845	582,845	233,763	233,763
Federal Reserve Bank and Federal Home Loan Bank stock	62,951	62,951	57,489	57,489
Loans held for sale (1)	23,049	23,049	28,697	28,697
Available for sale investment securities (1)	2,561,516	2,561,516	2,559,227	2,559,227
Net Loans (1)	15,314,654	15,086,654	14,530,593	14,387,454
Accrued interest receivable	50,082	50,082	46,294	46,294
Other financial assets (1)	219,434	219,434	206,132	206,132
FINANCIAL LIABILITIES
Demand and savings deposits	$13,274,319	$13,274,319	$12,259,622	$12,259,622
Brokered Deposits	109,936	109,936	—	—
Time deposits	2,757,525	2,759,913	2,753,242	2,769,757
Short-term borrowings	298,751	298,751	541,317	541,317
Accrued interest payable	10,568	10,568	9,632	9,632
Other financial liabilities (1)	234,160	234,160	216,080	216,080
Federal Home Loan Bank advances and other long-term debt	1,038,159	1,035,053	929,403	928,167

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

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the Corporation’s ability to manage liquidity, both at the holding company level and at its bank subsidiaries;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

•	the potential for negative consequences from regulatory violations, investigations and examinations, including potential supervisory actions and the assessment of fines and penalties;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement orders applicable to the Corporation and its bank subsidiaries by federal and state bank regulatory agencies requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

•	the Corporation’s ability to manage the uncertainty associated with the delay in implementing many of the regulations mandated by the Dodd-Frank Act;

•	the effects of, and uncertainty surrounding, potential changes in legislation, regulation and government policy as a result of the recent change in federal administration;

•	the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact money supply and market interest rates;

•	the effects of negative publicity on the Corporation’s reputation;

•	the effects of adverse outcomes in litigation and governmental or administrative proceedings;

•	the potential to incur losses in connection with repurchase and indemnification payments related to sold loans;

•	the Corporation’s ability to successfully transform its business model;

•	the Corporation’s ability to achieve its growth plans;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the effects of changes in accounting policies, standards, and interpretations on the Corporation's consolidated balance sheets and consolidated statements of income;

•
the impact of operational risks, including the risk of human error, inadequate or failed internal processes and systems, computer and telecommunications systems failures, faulty or incomplete data and an inadequate risk management framework;

•	the impact of failures of third parties upon which the Corporation relies to perform in accordance with contractual arrangements;

•	the failure or circumvention of the Corporation’s system of internal controls;

•	the loss of, or failure to safeguard, confidential or proprietary information;

•	the Corporation’s failure to identify and to address cyber-security risks, including data breaches or cyberattacks;

•	the Corporation’s ability to keep pace with technological changes;

•	the Corporation’s ability to attract and retain talented personnel;

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2017	2016	2017	2016
Net income (in thousands)	$48,905	$41,468	$137,752	$119,475
Diluted net income per share	$0.28	$0.24	$0.78	$0.69
Return on average assets	0.98%	0.89%	0.95%	0.87%
Return on average equity	8.76%	7.78%	8.45%	7.64%
Return on average tangible equity (1)	11.52%	10.38%	11.18%	10.24%
Net interest margin (2)	3.27%	3.14%	3.27%	3.19%
Efficiency ratio (1)	64.3%	65.2%	64.6%	67.0%
Non-performing assets to total assets	0.73%	0.80%	0.73%	0.80%
Annualized net charge-offs to average loans	0.14%	0.11%	0.12%	0.14%

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

Net income for the three and nine months ended September 30, 2017 increased $7.4 million, or 17.9%, and $18.3 million, or 15.3%, respectively, compared to the same periods in 2016.

The following is a summary of financial highlights for the three and nine months ended September 30, 2017:

FTE Net Interest Income and Net Interest Margin - For the three and nine months ended September 30, 2017, FTE net interest income increased $16.9 million, or 12.5%, and $39.6 million, or 9.8%, in comparison to the same periods in 2016. These increases were driven by growth in interest-earning assets and improvements in the net interest margin, resulting from increases in yields on interest-earning assets exceeding increases in costs of interest-bearing liabilities. The growth in interest-earning assets accounted for approximately 70% and 87% of the FTE net interest income growth for the three and nine months ended September 30, 2017, respectively, while the increase in net interest margin accounted for the remaining 30% and 13% growth in these periods, respectively.

Asset Quality - The provision for credit losses for the three months ended September 30, 2017 was $5.1 million , compared to a $4.1 million provision for the same period in 2016. For the nine months ended September 30, 2017, the provision for credit losses was $16.6 million, compared to an $8.2 million provision for the same period in 2016. The increases in the 2017 periods were largely due to growth in the loan portfolio, as credit metrics were generally stable.

Annualized net charge-offs to average loans outstanding were 0.14% for the third quarter of 2017, compared to 0.11% for the third quarter of 2016. For the first nine months of 2017, annualized net charge-offs to average loans outstanding improved to 0.12%, compared to 0.14% for the same period of 2016.

Non-performing assets decreased $3.1 million, or 2.1%, as of September 30, 2017 in comparison to September 30, 2016 and decreased to 0.73% as a percentage of total assets, compared to 0.80% as of September 30, 2016. The total delinquency rate improved to 1.28% as of September 30, 2017, from 1.38% as of September 30, 2016.

Non-interest Income - For the three and nine months ended September 30, 2017, non-interest income, excluding investment securities gains, increased $770,000, or 1.6%, and $7.5 million, or 5.5%, in comparison to the same periods in 2016, respectively. The increases were primarily driven by higher investment management and trust services income and mortgage banking income. Improvements in mortgage banking income were largely due to changes in the MSR valuation allowance. See further discussion under non-interest income in "Results of Operations."

Investment securities gains for the three and nine months ended September 30, 2017 were $4.6 million and $7.1 million, respectively, as compared to $2,000 and $1.0 million for the same periods in 2016, respectively.

Non-interest Expense - For the three and nine months ended September 30, 2017, non-interest expense increased $12.3 million, or 10.3%, and $25.2 million, or 7.0%, respectively, in comparison to the same periods of 2016. The increases were primarily driven by higher salaries and employee benefits, amortization of certain tax credit investments, other outside services and net occupancy expenses. Amortization of certain new tax credit investments was classified in non-interest expense rather than income tax expense in 2017. There was no impact on net income as a result of the different classifications of the amortization for these new tax credit investments as the increases in non-interest expense were offset by decreases in income tax expense.

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

	As of or for the Three months ended September 30		As of or for the Nine months ended September 30
	2017	2016	2017	2016
	(dollars in thousands)
Return on average tangible equity
Net income - numerator	$48,905	$41,468	$137,752	$119,475

Average common shareholders' equity	$2,215,389	$2,120,596	$2,179,316	$2,089,882
Less: Average goodwill and intangible assets	(531,556)	(531,556)	(531,556)	(531,556)
Average tangible shareholders' equity - denominator	$1,683,833	$1,589,040	$1,647,760	$1,558,326

Return on average tangible equity, annualized	11.52%	10.38%	11.18%	10.24%

Efficiency ratio
Non-interest expense	$132,157	$119,848	$387,127	$361,898
Less: Amortization of tax credit investments (1)	(3,503)	—	(7,652)	—
Numerator	$128,654	$119,848	$379,475	$361,898

Net interest income (fully taxable equivalent) (2)	$152,721	$135,784	$443,313	$403,700
Plus: Total Non-interest income	51,974	48,149	151,018	137,423
Less: Investment securities gains, net	(4,597)	(2)	(7,139)	(1,025)
Denominator	$200,098	$183,931	$587,192	$540,098

Efficiency ratio	64.3%	65.2%	64.6%	67.0%

(1)
Amortization expense for tax credit investments that are considered to be qualified affordable housing investments under applicable accounting guidance is included in income taxes. Amortization expense for other tax credit investments that are not considered to be affordable housing investments is included in non-interest expense. If amortization expense for all tax credit investments were recorded in income taxes, the effective tax rate for the quarter ended September 30, 2017 would have been 24.8% vs 20.5%.

(2)	Presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended September 30, 2017 compared to the Quarter Ended September 30, 2016

Net Interest Income

FTE net interest income increased $16.9 million, to $152.7 million, in the third quarter of 2017, from $135.8 million in the third quarter of 2016. The increase was due to a $1.3 billion, or 7.8%, increase in interest-earning assets and a 13 basis points, or 4.1%, increase in net interest margin, to 3.27%, for the third quarter of 2017 compared to 3.14% for the third quarter of 2016. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended September 30
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$15,392,067	$159,454	4.12%	$14,212,250	$140,434	3.93%
Taxable investment securities (3)	2,115,931	11,423	2.16	2,110,084	10,872	2.06
Tax-exempt investment securities (3)	408,594	4,492	4.40	344,231	3,923	4.56
Equity securities (3)	8,709	143	6.52	14,209	196	5.50
Total investment securities	2,533,234	16,058	2.53	2,468,524	14,991	2.43
Loans held for sale	22,456	243	4.33	22,593	210	3.72
Other interest-earning assets	590,676	1,667	1.12	501,666	1,051	0.84
Total interest-earning assets	18,538,433	177,422	3.80%	17,205,033	156,686	3.63%
Noninterest-earning assets:
Cash and due from banks	101,643			101,927
Premises and equipment	220,129			227,906
Other assets	1,186,622			1,219,844
Less: Allowance for loan losses	(174,101)			(163,074)
Total Assets	$19,872,726			$18,591,636
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,943,118	$3,847	0.39%	$3,602,448	$1,706	0.19%
Savings and money market deposits	4,603,155	3,962	0.34	4,078,942	2,042	0.20
Brokered deposits	89,767	277	1.23	—	—	—
Time deposits	2,744,532	7,937	1.15	2,814,258	7,562	1.07
Total interest-bearing deposits	11,380,572	16,023	0.56	10,495,648	11,310	0.43
Short-term borrowings	402,341	578	0.57	426,369	254	0.23
FHLB advances and other long-term debt	1,038,062	8,100	3.11	965,228	9,338	3.86
Total interest-bearing liabilities	12,820,975	24,701	0.77%	11,887,245	20,902	0.70%
Noninterest-bearing liabilities:
Demand deposits	4,494,897			4,227,639
Other	341,465			356,156
Total Liabilities	17,657,337			16,471,040
Shareholders’ equity	2,215,389			2,120,596
Total Liabilities and Shareholders’ Equity	$19,872,726			$18,591,636
Net interest income/net interest margin (FTE)		152,721	3.27%		135,784	3.14%
Tax equivalent adjustment		(5,912)			(5,219)
Net interest income		$146,809			$130,565

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30, 2017 in comparison to the three months ended September 30, 2016:

	2017 vs. 2016 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$12,223	$6,797	$19,020
Taxable investment securities	30	521	551
Tax-exempt investment securities	714	(145)	569
Equity securities	(86)	33	(53)
Loans held for sale	(1)	34	33
Other interest-earning assets	212	404	616
Total interest income	$13,092	$7,644	$20,736
Interest expense on:
Demand deposits	$177	$1,964	$2,141
Savings and money market deposits	293	1,627	1,920
Brokered deposits	277	—	277
Time deposits	(186)	561	375
Short-term borrowings	(15)	339	324
FHLB advances and other long-term debt	674	(1,912)	(1,238)
Total interest expense	$1,220	$2,579	$3,799
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

As summarized above, the increase in average interest-earning assets, primarily loans, since the third quarter of 2016 resulted in a $13.1 million increase in FTE interest income. The 17 basis points increase in the yield on average interest-earning assets resulted in a $7.6 million increase in FTE interest income. The yield on the loan portfolio increased 19 basis points, or 4.8%, from the third quarter of 2016, the result of federal funds rate increases that occurred in December 2016, March 2017 and June 2017, which primarily impacted variable rate loans and adjustable rate loans that repriced in the first nine months of 2017.

Interest expense increased $3.8 million primarily due to the 20 and 14 basis points increases in the rate on average interest-bearing demand deposits and savings and money market deposits, as a result of the federal funds rate increases. These basis points increases contributed $2.0 million and $1.6 million to the increase in FTE interest expense, respectively. These increases were partially offset by a 75 basis points decrease in the rate on average FHLB advances and other long-term debt, which lowered FTE interest expense by $1.2 million.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in
	2017		2016		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,208,630	4.07%	$5,670,888	3.99%	$537,742	9.5%
Commercial – industrial, financial and agricultural	4,257,075	4.08	4,066,275	3.76	190,800	4.7
Real estate – residential mortgage	1,841,559	3.83	1,503,209	3.76	338,350	22.5
Real estate – home equity	1,569,898	4.48	1,640,913	4.08	(71,015)	(4.3)
Real estate – construction	943,029	4.05	837,920	3.76	105,109	12.5
Consumer	318,546	4.94	281,517	5.31	37,029	13.2
Leasing, other and overdrafts	253,330	4.91	211,528	4.74	41,802	19.8
Total	$15,392,067	4.12%	$14,212,250	3.93%	$1,179,817	8.3%

Average loans increased $1.2 billion, or 8.3%, compared to the third quarter of 2016. The increase was driven largely by growth in the commercial mortgage and residential mortgage portfolios, as well as the commercial loan portfolio. The $537.7 million, or 9.5%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized across most geographic markets. The $338.4 million, or 22.5%, increase in residential mortgages was also experienced across all geographic markets, with the most significant increases occurring in Maryland, Virginia and Pennsylvania. This growth was in part related to new product offerings and marketing efforts targeting specific customer segments, including loans to low- to moderate-income and minority borrowers and loans in low- to moderate-income and majority-minority geographies. The $190.8 million, or 4.7%, increase in commercial loans was spread across a broad range of industries and concentrated in Pennsylvania.

Average total interest-bearing liabilities increased $933.7 million, or 7.9%, compared to the third quarter of 2016. Interest expense increased $3.8 million, or 18.2%, to $24.7 million in the third quarter of 2017. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2017		2016
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,494,897	—%	$4,227,639	—%	$267,258	6.3%
Interest-bearing demand	3,943,118	0.39	3,602,448	0.19	340,670	9.5
Savings and money market accounts	4,603,155	0.34	4,078,942	0.20	524,213	12.9
Total demand and savings	13,041,170	0.24	11,909,029	0.13	1,132,141	9.5
Brokered deposits	89,767	1.23	—	—	89,767	N/M
Time deposits	2,744,532	1.15	2,814,258	1.07	(69,726)	(2.5)
Total deposits	$15,875,469	0.40%	$14,723,287	0.31%	$1,152,182	7.8%
N/M - Not meaningful

The $1.1 billion, or 9.5%, increase in total demand and savings accounts was primarily due to a $623.2 million, or 11.3%, increase in personal account balances, a $276.4 million, or 6.4%, increase in business account balances and a $221.2 million, or 10.7%, increase in municipal account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks. Under the agreement with the third party, generally, no more than $250 million of excess cash in accounts of customers of the third party may be swept into the omnibus deposit accounts. The average balance in the omnibus accounts during the third quarter of 2017 was $89.8 million and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and relatively stable, with balances in the omnibus deposit accounts bearing interest at a rate based on the federal funds rate.
The average cost of total deposits increased 9 basis points to 0.40% in the third quarter of 2017, compared to 0.31% in the third quarter of 2016.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2017		2016		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements and short-term promissory notes	$256,562	0.19%	$257,659	0.09%	$(1,097)	(0.4)%
Federal funds purchased	90,453	1.21	148,546	0.47	(58,093)	(39.1)
Short-term FHLB advances (1)	55,326	1.24	20,163	0.41	35,163	174.4
Total short-term borrowings	402,341	0.57	426,368	0.23	(24,027)	(5.6)
Long-term debt:
FHLB advances	652,160	2.30	603,285	3.17	48,875	8.1
Other long-term debt	385,902	4.48	361,943	5.01	23,959	6.6
Total long-term debt	1,038,062	3.11	965,228	3.86	72,834	7.5
Total borrowings	$1,440,403	2.40%	$1,391,596	2.75%	$48,807	3.5%
(1) Represents FHLB advances with an original maturity term of less than one year.

Average total short-term borrowings decreased $24.0 million, or 5.6%, as a portion of these borrowings were repaid with funds provided by the strong growth in deposits during the third quarter of 2017.

The increase of $48.9 million, or 8.1%, in average long-term FHLB advances provided additional funding to support loan growth. Average long-term debt increased $72.8 million, or 7.5%, due mainly to the issuance of $125 million of senior notes in March 2017, partially offset by the repayment of $100.0 million of 10-year subordinated notes, which matured on May 1, 2017. The 75 basis point, or 19.4%, decrease in the average rate on long-term debt was primarily a result of $200 million of FHLB advances that were refinanced in December of 2016, which reduced the weighted average rate on these advances from 4.03% to 2.40%.

Provision for Credit Losses

The provision for credit losses was $5.1 million for the third quarter of 2017, an increase of $934,000 from the third quarter of 2016, driven mainly by loan growth and the impact of normal changes in the risk characteristics of the loan portfolio.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$5,844	$5,770	$74	1.3%
Cash management fees	3,624	3,605	19	0.5%
Other	3,554	3,703	(149)	(4.0)%
Total service charges on deposit accounts	13,022	13,078	(56)	(0.4)%
Other service charges and fees:
Merchant fees	4,398	4,220	178	4.2
Debit card income	2,830	2,718	112	4.1
Commercial loan interest rate swap fees	1,954	4,359	(2,405)	(55.2)
Letter of credit fees	1,056	1,078	(22)	(2.0)
Other	2,013	2,032	(19)	(0.9)
Total other service charges and fees	12,251	14,407	(2,156)	(15.0)
Investment management and trust services	12,157	11,425	732	6.4
Mortgage banking income:
Gains on sales of mortgage loans	3,560	4,857	(1,297)	(26.7)
Mortgage servicing income	1,245	(328)	1,573	N/M
Total mortgage banking income	4,805	4,529	276	6.1
Credit card income	2,829	2,668	161	6.0
Other income	2,313	2,040	273	13.4
Total, excluding investment securities gains, net	47,377	48,147	(770)	(1.6)
Investment securities gains, net	4,597	2	4,595	N/M
Total	$51,974	$48,149	$3,825	7.9%
N/M - Not meaningful

Excluding investment securities gains, non-interest income decreased $770,000, or 1.6%, in the third quarter of 2017 as compared to the same period in 2016. Other service charges and fees decreased $2.2 million, or 15.0%, primarily due to a $2.4 million decrease in commercial loan interest rate swap fees, mainly as a result of lower commercial loan originations during the third quarter of 2017.
Investment management and trust services income increased $732,000, or 6.4%, in the third quarter of 2017 as compared to the same period in 2016, with growth in both trust commissions and brokerage income, due to overall market performance and an increase in assets under management.
Gains on sales of mortgage loans decreased $1.3 million, or 26.7%, in the third quarter of 2017 compared to the same period in 2016, as both volumes and pricing spreads decreased. Mortgage servicing income increased $1.6 million as the third quarter of 2016 included an MSR impairment charge of $1.3 million. Excluding this charge, mortgage servicing income increased $293,000, or 30.8%. For more information, see Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details.
Investment securities gains increased $4.6 million from the third quarter of 2016. The increase resulted from sales of financial institution common stocks. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase
	2017	2016	$	%
	(dollars in thousands)
Salaries and employee benefits	$72,894	$70,696	$2,198	3.1%
Net occupancy expense	12,180	11,782	398	3.4
Data processing and software	10,301	8,727	1,574	18.0
Other outside services	6,582	5,783	799	13.8
Amortization of tax credit investments	3,503	—	3,503	N/M
Professional fees	3,388	2,535	853	33.6
Equipment expense	3,298	3,137	161	5.1
FDIC insurance expense	3,007	1,791	1,216	67.9
Marketing	2,089	1,774	315	17.8
Other	14,915	13,623	1,292	9.5
Total	$132,157	$119,848	$12,309	10.3%
N/M - Not meaningful

The increase in salaries and employee benefits expense was driven entirely by salaries, reflecting annual merit increases and an increase in staffing levels. Average full-time equivalent employees increased 2.2%, to 3,582 in 2017, as compared to 3,504 in 2016.
Data processing and software expense increased $1.6 million, or 18.0%, reflecting higher transaction volumes and new processing platforms.
Other outside services increased $799,000, or 13.8%, largely due to consulting services related to pre-bank consolidation efforts and technology initiatives.
In 2017, amortization of certain new tax credit investments was classified in non-interest expense, rather than income tax expense, as further discussed under income taxes below.
The $853,000, or 33.6%, increase in professional fees was driven by higher legal expenses. FDIC insurance expense increased $1.2 million, or 67.9%, reflecting the Corporation's largest banking subsidiary exceeding $10 billion in assets and becoming subject to the 'large bank' premium assessments and balance sheet growth. Marketing expense increased $315,000, or 17.8%, compared to the third quarter of 2016, due to an increase in the number of marketing promotions.

Other expenses increased $1.3 million, or 9.5%, due to higher state taxes resulting from legislated increases in the Pennsylvania bank shares tax rate, and certain sales tax liabilities.

Income Taxes

Income tax expense for the third quarter of 2017 was $12.6 million, a $611,000, or 4.6%, decrease from $13.3 million for the third quarter of 2016.

The Corporation’s effective tax rate was 20.5% in the third quarter of 2017, as compared to 24.2% in the third quarter of 2016. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities, credits earned from community development investments in partnerships that generate tax credits under various federal programs and excess tax benefits realized on stock-based compensation. In 2017, amortization of certain new tax credit investments was included in non-interest expense, rather than as a component of income tax expense. If the amortization had been included as a component of income tax expense, the effective tax rate for the third quarter of 2017 would have been 24.8%.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Net Interest Income

FTE net interest income increased $39.6 million, to $443.3 million, in the first nine months of 2017, from $403.7 million in the same period of 2016. The increase was due to a $1.2 billion, or 7.1%, increase in interest-earning assets and an 8 basis points, or 2.5%, increase in net interest margin, to 3.27%, for the first nine months of 2017 compared to 3.19% for the same period in 2016. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Nine months ended September 30
	2017			2016
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$15,127,569	$458,753	4.05%	$14,011,301	$416,646	3.97%
Taxable investment securities (3)	2,117,127	34,811	2.19	2,139,378	34,034	2.12
Tax-exempt investment securities (3)	405,728	13,268	4.36	306,298	10,631	4.63
Equity securities (3)	10,391	467	6.01	14,272	599	5.60
Total investment securities	2,533,246	48,546	2.56	2,459,948	45,264	2.45
Loans held for sale	19,378	631	4.34	18,114	529	3.90
Other interest-earning assets	410,250	3,311	1.08	406,163	2,813	0.92
Total interest-earning assets	18,090,443	511,241	3.78%	16,895,526	465,252	3.68%
Noninterest-earning assets:
Cash and due from banks	107,029			100,417
Premises and equipment	218,700			227,237
Other assets	1,170,466			1,182,260
Less: Allowance for loan losses	(172,145)			(164,999)
Total Assets	$19,414,493			$18,240,441
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,762,439	$8,865	0.32%	$3,498,659	$4,727	0.18%
Savings deposits	4,372,453	8,883	0.27	4,000,871	5,732	0.19
Brokered deposits	30,251	277	1.23	—	—	—
Time deposits	2,726,693	22,684	1.11	2,842,011	22,465	1.06
Total interest-bearing deposits	10,891,836	40,709	0.50	10,341,541	32,924	0.43
Short-term borrowings	581,511	2,407	0.55	425,151	739	0.23
FHLB advances and other long-term debt	1,033,159	24,812	3.21	962,997	27,889	3.86
Total interest-bearing liabilities	12,506,506	67,928	0.73%	11,729,689	61,552	0.70%
Noninterest-bearing liabilities:
Demand deposits	4,395,421			4,091,555
Other	333,250			329,315
Total Liabilities	17,235,177			16,150,559
Shareholders’ equity	2,179,316			2,089,882
Total Liabilities and Shareholders’ Equity	$19,414,493			$18,240,441
Net interest income/net interest margin (FTE)		443,313	3.27%		403,700	3.19%
Tax equivalent adjustment		(17,362)			(15,165)
Net interest income		$425,951			$388,535

(1)	Includes dividends earned on equity securities.

(2)	Includes non-performing loans.

(3)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the nine months ended September 30, 2017 in comparison to the same period of 2016:

	2017 vs. 2016 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$33,471	$8,636	$42,107
Taxable investment securities	(355)	1,132	777
Tax-exempt investment securities	3,277	(640)	2,637
Equity securities	(172)	40	(132)
Loans held for sale	39	63	102
Other interest-earning assets	28	470	498
Total interest income	$36,288	$9,701	$45,989
Interest expense on:
Demand deposits	$381	$3,757	$4,138
Savings and money market deposits	573	2,578	3,151
Brokered deposits	277	—	277
Time deposits	(939)	1,158	219
Short-term borrowings	349	1,319	1,668
FHLB advances and other long-term debt	1,916	(4,993)	(3,077)
Total interest expense	$2,557	$3,819	$6,376
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

As summarized above, the increase in average interest-earning assets, primarily loans, in comparison to the first nine months of 2016, resulted in a $36.3 million increase in FTE interest income. The 10 basis points increase in the yield on average interest-earning assets resulted in a $9.7 million increase in FTE interest income. The yield on the loan portfolio increased 8 basis points, or 2.0%, from the same period of 2016, the result of federal funds rate increases that occurred in December 2016, March 2017 and June 2017, which impacted variable rate loans and adjustable rate loans that repriced in the first nine months of 2017.

Interest expense increased $6.4 million primarily due to the 14 and 8 basis points increases in the rate on average interest-bearing demand deposits and savings and money market deposits, as a result of the federal funds rate increases. These basis points increases contributed $3.8 million and $2.6 million to the increase in FTE interest expense, respectively. In addition, a 32 basis points increase in short-term borrowings contributed $1.3 million to the increase in FTE interest expense. These increases were partially offset by a 65 basis points decrease in the rate on average FHLB advances and other long-term debt, which lowered FTE interest expense by $5.0 million.

Average loans and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2017		2016		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,137,824	4.02%	$5,572,356	4.01%	$565,468	10.1%
Commercial – industrial, financial and agricultural	4,227,918	3.99	4,080,638	3.79	147,280	3.6
Real estate – residential mortgage	1,729,799	3.79	1,428,430	3.77	301,369	21.1
Real estate – home equity	1,590,117	4.33	1,656,969	4.09	(66,852)	(4.0)
Real estate – construction	894,146	4.00	817,014	3.80	77,132	9.4
Consumer	301,414	5.07	272,402	5.40	29,012	10.7
Leasing, other and overdrafts	246,351	5.00	183,492	6.01	62,859	34.3
Total	$15,127,569	4.05%	$14,011,301	3.97%	$1,116,268	8.0%

Average loans increased $1.1 billion, or 8.0%, compared to the first nine months of 2016. The increase was driven largely by growth in the commercial mortgage and residential mortgage portfolios, as well as the commercial loan, construction and leasing portfolios. The $565.5 million, or 10.1%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized in all geographic markets, but predominantly in Pennsylvania, Maryland and Delaware. The $301.4 million, or 21.1%, increase in residential mortgages was also experienced across all geographic markets, with the most significant increases occurring in Maryland and Virginia. This growth was in part related to new product offerings and marketing efforts targeting specific customer segments, including loans to low- to moderate-income and minority borrowers and loans in low- to moderate-income and majority-minority geographies. The $147.3 million, or 3.6%, increase in commercial loans was spread across a broad range of industries and concentrated in Pennsylvania.

Average total interest-bearing liabilities for the first nine months of 2017 increased $776.8 million, or 6.6%, compared to the same period of 2016. Interest expense increased $6.4 million, or 10.4%, to $67.9 million in the first nine months of 2017. Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2017		2016
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,395,421	—%	$4,091,555	—%	$303,866	7.4%
Interest-bearing demand	3,762,439	0.32	3,498,659	0.18	263,780	7.5
Savings	4,372,453	0.27	4,000,871	0.19	371,582	9.3
Total demand and savings	12,530,313	0.19	11,591,085	0.12	939,228	8.1
Brokered deposits	30,251	1.23	—	—	30,251	N/M
Time deposits	2,726,693	1.11	2,842,011	1.06	(115,318)	(4.1)
Total deposits	$15,287,257	0.36%	$14,433,096	0.30%	$854,161	5.9%
N/M - Not meaningful

The $939.2 million, or 8.1%, increase in total demand and savings accounts was primarily due to a $527.5 million, or 9.8%, increase in personal account balances, a $286.5 million, or 6.8%, increase in business account balances and an $113.7 million, or 5.8%, increase in municipal account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks. Under the agreement with the third party, generally, no more than $250 million of excess cash in accounts of customers of the third party may be swept into the omnibus deposit accounts. The average balance in the omnibus accounts during the nine months ended September 30, 2017 was $30.3 million and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and relatively stable, with balances in the omnibus deposit accounts bearing interest at a rate based on the federal funds rate.

The average cost of total deposits increased 6 basis points to 0.36% in the first nine months of 2017, compared to 0.30% in the same period in 2016.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase
	2017		2016		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$191,740	0.11%	$179,892	0.11%	$11,848	6.6%
Customer short-term promissory notes	79,230	0.13	73,859	0.04	5,371	7.3
Total short-term customer funding	270,970	0.12	253,751	0.09	17,219	6.8
Federal funds purchased	212,885	0.92	156,812	0.44	56,073	35.8
Short-term FHLB advances (1)	97,656	0.94	14,588	0.43	83,068	N/M
Total short-term borrowings	581,511	0.55	425,151	0.23	156,360	36.8
Long-term debt:
FHLB advances	636,898	2.31	601,120	3.18	35,778	6.0
Other long-term debt	396,261	4.65	361,877	5.00	34,384	9.5
Total long-term debt	1,033,159	3.21	962,997	3.86	70,162	7.3
Total borrowings	$1,614,670	2.25%	$1,388,148	2.75%	$226,522	16.3%
N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Average total short-term borrowings increased $156.4 million, or 36.8%, as a result of loan growth out-pacing the increase in deposits. Interest expense on average short-term borrowings increased by $1.7 million, mainly driven by the 32 basis points increase in the rate, contributing $1.3 million to interest expense.

The increase of $35.8 million, or 6.0%, in average long-term FHLB advances provided additional funding to support loan growth. Average long-term debt increased $70.2 million, or 7.3%, primarily as a result of the $125 million of senior notes issued in March 2017, partially offset by the repayment of $100.0 million of 10-year subordinated notes, which matured on May 1, 2017. The 65 basis point, or 16.8%, decrease in the average rate on long-term debt was primarily a result of $200 million of FHLB advances that were refinanced in December of 2016, which reduced the weighted average rate on these advances from 4.03% to 2.40%.

Provision for Credit Losses

The provision for credit losses was $16.6 million for the first nine months of 2017, an increase of $8.4 million from the same period of 2016, driven mainly by loan growth and the impact of normal changes in the risk characteristics of the loan portfolio.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Service charges on deposit accounts:
Overdraft fees	$16,961	$16,426	$535	3.3%
Cash management fees	10,775	10,651	124	1.2
Other	10,600	11,455	(855)	(7.5)
Total service charges on deposit accounts	38,336	38,532	(196)	(0.5)
Other service charges and fees:
Merchant fees	12,536	12,155	381	3.1%
Commercial loan interest rate swap fees	8,780	8,552	228	2.7
Debit card income	8,379	7,948	431	5.4
Letter of credit fees	3,366	3,385	(19)	(0.6)
Other	5,969	6,100	(131)	(2.1)
Total other service charges and fees	39,030	38,140	890	2.3
Investment management and trust services	36,097	33,660	2,437	7.2
Mortgage banking income:
Gains on sales of mortgage loans	10,122	11,967	(1,845)	(15.4)
Mortgage servicing income	5,420	489	4,931	N/M
Total mortgage banking income	15,542	12,456	3,086	24.8
Credit card income	8,143	7,688	455	5.9
Other income	6,731	5,922	809	13.7
Total, excluding investment securities gains, net	143,879	136,398	7,481	5.5
Investment securities gains, net	7,139	1,025	6,114	N/M
Total	$151,018	$137,423	$13,595	9.9%
N/M - Not meaningful

Excluding investment securities gains, non-interest income increased $7.5 million, or 5.5%, for the first nine months of 2017, as compared to the same period in 2016. Other service charges and fees increased $890,000, or 2.3%, mainly due to increases in merchant fees, debit card income and commercial loan interest rate swap fees.

The $534,000, or 3.3%, increase in overdraft fee income during the nine months ended September 30, 2017, in comparison to the same period during 2016, consisted of a $358,000 increase in fees assessed on personal accounts and a $176,000 increase in fees assessed on commercial accounts, due to higher transaction volumes. Other service charges on deposit accounts decreased $854,000, or 7.5%, resulting from changes in customer behavior and the loss of a significant processing customer.

Investment management and trust services income increased $2.4 million, or 7.2%, with growth in both trust and brokerage income, due to overall market performance and an increase in assets under management.

Gains on sales of mortgage loans decreased $1.8 million, or 15.4%, compared to the same period in 2016, as both volumes and pricing spreads decreased. Mortgage servicing income increased $4.9 million compared to the same period in 2016 due to a $1.3 million reduction to the MSRs valuation allowance in 2017, which was originally established in 2016 through impairment charges of $3.0 million. Excluding the impact of the MSR valuation allowance adjustments, mortgage servicing income increased $639,000, or 18.3%. For more information, see Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details.

Gains on sales of investment securities increased $6.1 million compared to the first nine months of 2016. The increase resulted from sales of financial institution common stocks. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Salaries and employee benefits	$216,626	$210,097	$6,529	3.1%
Net occupancy expense	37,159	35,813	1,346	3.8
Data processing and software	28,334	27,477	857	3.1
Other outside services	19,836	17,347	2,489	14.3
Equipment expense	9,691	9,380	311	3.3
Professional fees	9,056	8,221	835	10.2
Amortization of tax credit investments	7,652	—	7,652	100.0
FDIC insurance expense	7,431	7,700	(269)	(3.5)
Marketing	6,309	5,314	995	18.7
Other	45,033	40,549	4,484	11.1
Total	$387,127	$361,898	$25,229	7.0%

The $6.5 million, or 3.1%, increase in salaries and employee benefits during the nine months ended September 30, 2017, in comparison to the same period during 2016, primarily resulted from a $7.7 million, or 4.4%, increase in salaries, resulting from annual merit increases and an increase in staffing levels. Average full-time equivalent employees increased 1.9%, to 3,559, in 2017, as compared to 3,492 in 2016.

Other outside services increased $2.5 million, or 14.3%, largely due to consulting services related to pre-bank consolidation efforts and technology initiatives.

As previously mentioned, in 2017 amortization of certain new tax credit investments was classified in non-interest expense, rather than income taxes.

Marketing expense increased $995,000, or 18.7%, compared to the first nine months of 2016, due to an increase in the number of marketing promotions. In 2017, many of these promotions were focused on deposit generation.

Other expenses increased $4.5 million, or 11.1%, due to higher state taxes resulting from legislated increases in the Pennsylvania bank shares tax rate, certain sales tax liabilities, and higher operating risk loss expense.

Income Taxes

Income tax expense for the first nine months of 2017 was $35.5 million, an $888,000, or 2.4%, decrease from $36.4 million in 2016. The Corporation’s effective tax rate was 20.5% in the first nine months of 2017, as compared to 23.4% in the same period of 2016. The effective tax rate is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities, credits earned from investments in partnerships that generate tax credits under various federal programs and excess tax benefits realized on stock-based compensation. In 2017, amortization of certain new tax credit investments was recorded in non-interest expense, rather than as a component of income tax expense. If the amortization had been included as a component of income tax expense, the effective tax rate for the first nine months of 2017 would have been 23.9%.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	September 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$99,803	$118,763	$(18,960)	(16.0)%
Other interest-earning assets	645,796	291,252	354,544	121.7
Loans held for sale	23,049	28,697	(5,648)	(19.7)
Investment securities	2,561,516	2,559,227	2,289	0.1
Loans, net of allowance	15,314,654	14,530,593	784,061	5.4
Premises and equipment	221,551	217,806	3,745	1.7
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	664,935	666,353	(1,418)	(0.2)
Total Assets	$20,062,860	$18,944,247	$1,118,613	5.9%
Liabilities and Shareholders’ Equity
Deposits	$16,141,780	$15,012,864	$1,128,916	7.5%
Short-term borrowings	298,751	541,317	(242,566)	(44.8)
Long-term debt	1,038,159	929,403	108,756	11.7
Other liabilities	358,384	339,548	18,836	5.5
Total Liabilities	17,837,074	16,823,132	1,013,942	6.0
Total Shareholders’ Equity	2,225,786	2,121,115	104,671	4.9
Total Liabilities and Shareholders’ Equity	$20,062,860	$18,944,247	$1,118,613	5.9%

Other Interest-earning Assets

Other interest-earning assets increased $354.5 million, or 121.7%, during the first nine months of 2017 as a result of higher balances on deposit with the Federal Reserve Bank, due to deposit growth in excess of loan growth during the period driven mainly by an increase in municipal deposits.

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	September 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$6,015	$134	$5,881	N/M
State and municipal securities	413,913	391,641	22,272	5.7
Corporate debt securities	92,977	109,409	(16,432)	(15.0)
Collateralized mortgage obligations	593,678	593,860	(182)	—
Residential mortgage-backed securities	1,182,086	1,317,838	(135,752)	(10.3)
Commercial mortgage-backed securities	161,632	24,563	137,069	N/M
Auction rate securities	98,156	97,256	900	0.9
Total debt securities	2,548,457	2,534,701	13,756	0.5
Equity securities	13,059	24,526	(11,467)	(46.8)
Total	$2,561,516	$2,559,227	$2,289	0.1%
N/M - Not meaningful

Commercial mortgage-backed securities increased $137.1 million, while residential mortgage-backed securities decreased $135.8 million, or 10.3%, as residential mortgage backed securities cash flows were reinvested in commercial mortgage-backed securities to diversify the portfolio into securities with a shorter average life.

Loans, net of Unearned Income

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	September 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,275,140	$6,018,582	$256,558	4.3%
Commercial – industrial, financial and agricultural	4,223,075	4,087,486	135,589	3.3
Real estate – residential mortgage	1,887,907	1,601,994	285,913	17.8
Real estate – home equity	1,567,473	1,625,115	(57,642)	(3.5)
Real estate – construction	973,108	843,649	129,459	15.3
Consumer	302,448	291,470	10,978	3.8
Leasing, other and overdrafts	257,748	230,976	26,772	11.6
Loans, net of unearned income	$15,486,899	$14,699,272	$787,627	5.4%
Loans, net of unearned income, increased $787.6 million, or 5.4%, in comparison to December 31, 2016. In general, this growth resulted from improved business activity and customer sentiment during the first half of 2017, which was tempered somewhat in the third quarter of 2017. Increases were realized mainly in Pennsylvania, Maryland and Virginia.

Residential mortgage loans increased $285.9 million, or 17.8%, compared to December 31, 2016, with the growth occurring primarily in Maryland ($110.1 million, or 37.2%), Virginia ($97.0 million, or 31.4%) and Pennsylvania ($52.4 million, or 7.7%).

Commercial mortgage loans increased $256.6 million, or 4.3%, in comparison to December 31, 2016, with the growth occurring largely in Pennsylvania ($122.2 million, or 3.9%), Maryland ($65.8 million, or 10.6%) and Virginia ($30.0 million, or 6.0%).

Commercial loans increased $135.6 million, or 3.3%, in comparison to December 31, 2016, with the growth occurring primarily in Pennsylvania ($140.7 million, or 4.7%) and New Jersey ($15.6 million, or 3.0%). Construction loans increased $129.5 million, or 15.3%, in comparison to December 31, 2016, with the growth occurring primarily in Maryland ($48.4 million, or 52.0%), New Jersey ($24.9 million, or 16.7%), Pennsylvania ($23.6 million, or 4.8%), and Delaware ($22.6 million, or 42.6%). Leasing, other and overdrafts increased compared to December 31, 2016 as a result of a $28.3 million increase in the leasing portfolio.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	September 30, 2017			December 31, 2016
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$751,398	0.1%	77.3%	$644,490	0.2%	76.4%
Commercial - residential	156,127	8.1	16.0	142,189	6.0	16.9
Other	65,583	2.2	6.7	56,970	1.9	6.7
Total Real estate - construction	$973,108	1.5%	100.0%	$843,649	1.3%	100.0%

(1)	Represents all accruing loans 30 days or more past due and non-accrual loans as a percentage of total loans in each class segment.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographical location. Approximately $7.2 billion, or 46.8%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2017. The Corporation's maximum total lending commitment to an individual borrowing relationship was $50.0 million as of September 30, 2017. In addition to its policy of limiting the maximum total lending commitment to any individual borrowing relationship to $50.0 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved. As of September 30, 2017, the Corporation had 143 individual borrowing relationships with total borrowing commitments between $20.0 million and $50.0 million.

The following table summarizes the industry concentrations within the commercial loan portfolio:

	September 30, 2017	December 31, 2016
Services	22.1%	21.8%
Retail	15.6	15.1
Manufacturing	9.9	9.2
Health care	9.7	10.5
Construction (1)	8.6	9.0
Wholesale	6.8	7.0
Real estate (2)	6.4	6.7
Agriculture	4.9	5.0
Arts and entertainment	2.5	2.6
Transportation	2.3	2.3
Financial services	2.1	2.1
Other	9.1	8.7
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Below is a summary of the Corporation's outstanding purchased shared national credits:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial - industrial, financial and agricultural	$161,619	$155,353
Real estate - commercial mortgage	102,160	81,573
Total	$263,779	$236,926
Total shared national credits increased $26.9 million, or 11.3%, in comparison to December 31, 2016 as a result of both new relationships and growth in existing relationships. The Corporation's shared national credits are to borrowers located in its geographical markets, and are granted subject to the Corporation's standard underwriting policies. None of the shared national credits were past due as of September 30, 2017 or December 31, 2016.

Provision and Allowance for Credit Losses

The Corporation has historically maintained an unallocated allowance for loan losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for loan losses is no longer necessary.

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
	(dollars in thousands)
Average balance of loans, net of unearned income	$15,392,067	$14,212,250	$15,127,569	$14,011,301

Balance of allowance for credit losses at beginning of period	$174,998	$165,108	$171,325	$171,412
Loans charged off:
Real estate – commercial mortgage	483	1,350	1,949	3,406
Commercial – industrial, financial and agricultural	2,714	3,144	13,594	13,957
Real estate – residential mortgage	195	802	535	2,210
Real estate – home equity	547	709	1,837	3,295
Real estate – construction	2,744	150	3,765	1,218
Consumer	373	685	1,659	2,261
Leasing, other and overdrafts	739	832	2,578	3,226
Total loans charged off	7,795	7,672	25,917	29,573
Recoveries of loans previously charged off:
Real estate – commercial mortgage	106	296	1,490	2,488
Commercial – industrial, financial and agricultural	665	1,539	6,830	6,789
Real estate – residential mortgage	219	228	600	784
Real estate – home equity	252	241	604	929
Real estate – construction	629	898	1,550	2,844
Consumer	193	222	899	957
Leasing, other and overdrafts	407	168	793	357
Total recoveries	2,471	3,592	12,766	15,148
Net loans charged off	5,324	4,080	13,151	14,425
Provision for credit losses	5,075	4,141	16,575	8,182
Balance of allowance for credit losses at end of period	$174,749	$165,169	$174,749	$165,169

Net charge-offs to average loans (annualized)	0.14%	0.11%	0.12%	0.14%
The following table presents the components of the allowance for credit losses:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Allowance for loan losses	$172,245	$168,679
Reserve for unfunded lending commitments	2,504	2,646
Allowance for credit losses	$174,749	$171,325

Allowance for credit losses to loans outstanding	1.13%	1.17%
The provision for credit losses for the three months ended September 30, 2017 was $5.1 million, an increase of $934,000 in comparison to the same period in 2016. For the nine months ended September 30, 2017, the provision for credit losses was $16.6 million, an increase of $8.4 million in comparison to the first nine months of 2016. The increases in the provision for credit losses largely reflected growth in the loan portfolio.
Net charge-offs increased $1.2 million, to $5.3 million for the third quarter of 2017, compared to $4.1 million for the third quarter of 2016. This increase resulted from a decrease in recoveries of loans previously charged off. Of the $5.3 million of net charge-offs recorded in the third quarter of 2017, the majority were for loans originated in Pennsylvania ($4.4 million), New Jersey ($638,000) and Maryland ($406,000), partially offset by net recoveries in Virginia and Delaware.

For the first nine months of 2017, net charge-offs decreased $1.3 million, to $13.2 million compared to $14.4 million for the same period of 2016. A $3.7 million decrease in gross charge-offs was partially offset by a $2.4 million decrease in recoveries. Of the $13.2 million of net charge-offs recorded in the first nine months of 2017, the majority were for loans originated in Pennsylvania ($11.9 million), New Jersey ($1.2 million) and Maryland ($349,000), partially offset by net recoveries in Virginia and Delaware.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2017	September 30, 2016	December 31, 2016
	(dollars in thousands)
Non-accrual loans	$123,345	$124,017	$120,133
Loans 90 days or more past due and still accruing	13,124	14,095	11,505
Total non-performing loans	136,469	138,112	131,638
Other real estate owned (OREO)	10,542	11,981	12,815
Total non-performing assets	$147,011	$150,093	$144,453
Non-accrual loans to total loans	0.80%	0.86%	0.82%
Non-performing assets to total assets	0.73%	0.80%	0.76%
Allowance for credit losses to non-performing loans	128.05%	119.59%	130.15%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	September 30, 2017	September 30, 2016	December 31, 2016
	(in thousands)
Real-estate - residential mortgage	$26,193	$26,854	$27,617
Real-estate - commercial mortgage	14,439	16,085	15,957
Real estate - home equity	14,789	7,668	8,594
Commercial	7,512	7,488	6,627
Construction	169	843	726
Consumer	33	39	39
Total accruing TDRs	63,135	58,977	59,560
Non-accrual TDRs (1)	28,742	27,904	27,850
Total TDRs	$91,877	$86,881	$87,410
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first nine months of 2017 and still outstanding as of September 30, 2017 totaled $16.6 million. During the first nine months of 2017, $5.4 million of TDRs that were modified in the previous 12 months had a payment default, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2017:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended September 30, 2017
Balance of non-accrual loans at June 30, 2017	$48,087	$32,267	$15,586	$16,940	$9,720	$—	$—	$122,600
Additions	16,107	6,281	1,512	1,399	995	373	325	26,992
Payments	(8,774)	(5,974)	(999)	(891)	(483)	—	—	(17,121)
Charge-offs	(2,714)	(483)	(2,744)	(195)	(547)	(373)	(325)	(7,381)
Transfers to OREO	—	(325)	—	(868)	(552)	—	—	(1,745)
Balance of non-accrual loans at September 30, 2017	$52,706	$31,766	$13,355	$16,385	$9,133	$—	$—	$123,345

Nine months ended September 30, 2017
Balance of non-accrual loans at December 31, 2016	$42,349	$38,936	$9,806	$18,431	$10,611	$—	$—	$120,133
Additions	40,508	14,055	10,259	2,545	3,694	1,659	1,443	74,163
Payments	(16,554)	(16,955)	(2,796)	(2,141)	(1,141)	—	—	(39,587)
Charge-offs	(13,594)	(1,949)	(3,765)	(535)	(1,837)	(1,659)	(1,443)	(24,782)
Transfers to accrual status	—	(913)	—	(54)	(678)	—	—	(1,645)
Transfers to OREO	(3)	(1,408)	(149)	(1,861)	(1,516)	—	—	(4,937)
Balance of non-accrual loans at September 30, 2017	$52,706	$31,766	$13,355	$16,385	$9,133	$—	$—	$123,345

Non-accrual loans increased $672,000, or 0.5%, and $3.2 million, or 2.7%, in comparison to September 30, 2016 and December 31, 2016, respectively.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	September 30, 2017	September 30, 2016	December 31, 2016
	(in thousands)
Commercial – industrial, financial and agricultural	$54,209	$47,330	$43,460
Real estate – commercial mortgage	34,650	39,631	39,319
Real estate – residential mortgage	21,643	23,451	23,655
Real estate – construction	13,415	11,223	9,842
Real estate – home equity	12,229	14,260	13,154
Consumer	243	2,166	1,891
Leasing	80	51	317
Total non-performing loans	$136,469	$138,112	$131,638

Non-performing loans decreased $1.6 million, or 1.2%, and increased $4.8 million, or 3.7%, in comparison to September 30, 2016 and December 31, 2016, respectively. Non-performing loans to total loans was 0.88% at September 30, 2017 in comparison to 0.96% at September 30, 2016 and 0.90% at December 31, 2016.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2017	September 30, 2016	December 31, 2016
	(in thousands)
Residential properties	$4,223	$6,279	$7,655
Commercial properties	3,709	3,050	2,651
Undeveloped land	2,610	2,652	2,509
Total OREO	$10,542	$11,981	$12,815

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

Total internally risk-rated loans were $11.4 billion and $10.9 billion as of September 30, 2017 and December 31, 2016, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered criticized loans) or Substandard or lower (considered classified loans), by class segment. The shift from special mention to substandard or lower from December 31, 2016 to September 30, 2017 was primarily the result of downgrades of three large relationships to substandard during the first nine months of 2017.

	Special Mention		Increase (Decrease)		Substandard or lower		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2017	December 31, 2016	$	%	September 30, 2017	December 31, 2016	$	%	September 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate - commercial mortgage	$118,947	$132,484	$(13,537)	(10.2)%	$127,670	$122,976	$4,694	3.8%	$246,617	$255,460
Commercial - secured	98,639	128,873	(30,234)	(23.5)	183,181	118,527	64,654	54.5	281,820	247,400
Commercial -unsecured	3,474	4,481	(1,007)	(22.5)	3,082	3,531	(449)	(12.7)	6,556	8,012
Total Commercial - industrial, financial and agricultural	102,113	133,354	(31,241)	(23.4)	186,263	122,058	64,205	52.6	288,376	255,412
Construction - commercial residential	6,746	15,447	(8,701)	(56.3)	14,595	13,172	1,423	10.8	21,341	28,619
Construction - commercial	4,418	3,412	1,006	29.5	3,869	5,115	(1,246)	(24.4)	8,287	8,527
Total real estate - construction (excluding construction - other)	11,164	18,859	(7,695)	(40.8)	18,464	18,287	177	1.0	29,628	37,146
Total	$232,224	$284,697	$(52,473)	(18.4)%	$332,397	$263,321	$69,076	26.2%	$564,621	$548,018

% of total risk-rated loans	2.0%	2.6%			2.9%	2.4%			5.0%	5.0%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	September 30, 2017			September 30, 2016			December 31, 2016
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.20%	0.55%	0.75%	0.18%	0.69%	0.87%	0.13%	0.65%	0.78%
Commercial – industrial, financial and agricultural	0.26%	1.28%	1.54%	0.31%	1.17%	1.48%	0.25%	1.06%	1.31%
Real estate – construction	0.12%	1.38%	1.50%	0.31%	1.30%	1.61%	0.12%	1.17%	1.29%
Real estate – residential mortgage	1.10%	1.15%	2.25%	1.15%	1.52%	2.67%	1.27%	1.48%	2.75%
Real estate – home equity	0.83%	0.78%	1.61%	0.64%	0.87%	1.51%	0.57%	0.81%	1.38%
Consumer, leasing and other	0.69%	0.06%	0.75%	1.18%	0.44%	1.62%	1.23%	0.42%	1.65%
Total	0.40%	0.88%	1.28%	0.42%	0.96%	1.38%	0.38%	0.89%	1.27%
Total dollars (in thousands)	$62,247	$136,469	$198,716	$59,822	$138,112	$197,934	$55,149	$131,638	$186,787

(1)	Includes non-accrual loans.
Management believes that the allowance for credit losses of $174.7 million as of September 30, 2017 is sufficient to cover incurred losses in the loan and lease portfolio and unfunded lending commitments as of that date and is appropriate based on U.S. GAAP.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

			Increase (Decrease)
	September 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,363,915	$4,376,137	$(12,222)	(0.3)%
Interest-bearing demand	4,119,419	3,703,712	415,707	11.2
Savings and money market accounts	4,790,985	4,179,773	611,212	14.6
Total demand and savings	13,274,319	12,259,622	1,014,697	8.3
Brokered deposits	109,936	—	109,936	N/M
Time deposits	2,757,525	2,753,242	4,283	0.2
Total deposits	$16,141,780	$15,012,864	$1,128,916	7.5%
N/M - Not meaningful

Interest-bearing demand accounts increased $415.7 million, or 11.2%, due to a $401.4 million, or 30.8%, seasonal increase in municipal account balances and a $25.3 million, or 7.8%, increase in business accounts, which was partially offset by a $10.1 million, or 0.5%, decrease in personal account balances.

The $611.2 million, or 14.6%, increase in savings and money market account balances was primarily due to a $449.1 million, or 16.0%, increase in personal account balances and an $83.3 million, or 10.5%, increase in business account balances as a result of certain promotions that occurred during the year. In addition, municipal account balances experienced seasonal increases of $78.8 million, or 13.7%.

Brokered deposits totaled $109.9 million as of September 30, 2017. As previously noted, during the third quarter of 2017, the Corporation began accepting deposits pursuant to an agreement with a non-bank third party, which are considered to be brokered deposits.

The following table presents ending short-term borrowings and long-term debt by type, as of the dates indicated:

			Increase (Decrease)
	September 30, 2017	December 31, 2016	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$185,945	$195,734	$(9,789)	(5.0)%
Customer short-term promissory notes	106,994	67,013	39,981	59.7
Total short-term customer funding	292,939	262,747	30,192	11.5
Federal funds purchased	5,812	278,570	(272,758)	(97.9)
Total short-term borrowings	298,751	541,317	(242,566)	(44.8)
Long-term debt:
FHLB advances	652,145	567,240	84,905	15.0
Other long-term debt	386,014	362,163	23,851	6.6
Total long-term debt	1,038,159	929,403	108,756	11.7
Total borrowings	$1,336,910	$1,470,720	$(133,810)	(9.1)%

Total borrowings decreased $133.8 million, or 9.1%, due to a $242.6 million, or 44.8%, decrease in short-term borrowings, partially offset by an $108.8 million, or 11.7%, increase in long-term debt. The decrease in short-term borrowings was mainly in federal funds purchased as borrowings were reduced with funding provided by deposit growth. The increase of $84.9 million, or 15.0%, in long-term FHLB advances provided additional funding to support loan growth. The increase in other long-term debt was primarily the result of the issuance of $125.0 million of senior notes in March 2017, offset by the repayment of the $100.0 million of 10-year subordinated notes, which matured on May 1, 2017.

Shareholders' Equity

Total shareholders’ equity increased $104.7 million, or 4.9%, during the first nine months of 2017. The increase was due primarily to $137.8 million of net income, $7.0 million of stock issued and a $14.2 million increase in other comprehensive income, partially offset by $57.7 million of common stock dividends.

In November 2016, the Corporation's board of directors approved an extension, through December 31, 2017, to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares. Repurchased shares may be added to treasury stock, at cost. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. As of September 30, 2017, 1.5 million shares had been repurchased under this program for a total cost of $18.5 million, or $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2017.

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

As of September 30, 2017, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of September 30, 2017, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2017	December 31, 2016	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.1%	13.2%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.4%	10.4%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.4%	10.4%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.0%	9.0%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes on net interest income as of September 30, 2017 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $93.9 million	15.5%
+200 bp	+ $64.5 million	10.6%
+100 bp	+ $32.9 million	5.4%
–100 bp	– $49.0 million	– 8.1%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of September 30, 2017, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

The Corporation maintains liquidity sources in the form of demand and savings deposits, brokered deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those accounts and borrowings. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net income if rates on interest-earning assets do not experience a proportionate increase. Borrowing availability with the FHLB and the Federal Reserve Bank, along with federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2017, the Corporation had $652.1 million of advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.2 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2017, the Corporation had aggregate availability under federal funds lines of $1.1 billion with $5.8 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2017, the Corporation had $908.5 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2017 generated $194.4 million of cash, mainly due to net income. Cash used in investing activities was $1.2 billion, mainly due to net increases in loans and short-term investments. Net cash provided by financing activities was $945.7 million due mainly to increases in deposits, long-term debt and short-term borrowings.

Equity Market Price Risk

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. As of September 30, 2017, equity investments consisted of $12.1 million of common stocks of publicly traded financial institutions and $1.0 million of other equity investments.

The equity investments most susceptible to equity market price risk are the financial institutions stocks, which had a cost basis of approximately $5.8 million and an estimated fair value of $12.1 million at September 30, 2017, including an investment in a single financial institution with a cost basis of $4.2 million and an estimated fair value of $8.8 million. The fair value of this investment accounted for 73.4% of the fair value of the common stocks of publicly traded financial institutions. No other investment in a single financial institution in the financial institutions stock portfolio exceeded 10% of the portfolio's fair value. In total, net unrealized gains in this portfolio were approximately $6.3 million as of September 30, 2017.

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

State and Municipal Securities

As of September 30, 2017, the Corporation owned $413.9 million of municipal securities issued by various states or municipalities. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of September 30, 2017, approximately 98% of state or municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 60% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of September 30, 2017, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $98.2 million.

As of September 30, 2017, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime in the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2017, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At September 30, 2017, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of September 30, 2017, these securities had an amortized cost of $92.4 million and an estimated fair value of $93.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c)  There were no purchases of equity securities by the issuer or any affiliated purchasers during the three months ended September 30, 2017.

Item 6. Exhibits

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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended September 30, 2017, filed on November 3, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	November 3, 2017	/s/ E. Philip Wenger
E. Philip Wenger
Chairman, Chief Executive Officer and President

Date:	November 3, 2017	/s/ Philmer H. Rohrbaugh
Philmer H. Rohrbaugh
Senior Executive Vice President, Chief Operating Officer
and Chief Financial Officer