Form 10-K
period 2017-12-31
FULTON FINANCIAL CORP
filed 2018-03-01
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017,
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.2 billion. The number of shares of the registrant’s Common Stock outstanding on February 15, 2018 was 175,289,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 21, 2018 are incorporated by reference in Part III.

PART I

Item 1. Business

General

Fulton Financial Corporation (the "Corporation") was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank N.A. ("Fulton Bank") on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act ("GLB Act"), which gave the Corporation the ability to expand its financial services activities under its holding company structure. See "Competition" and "Supervision and Regulation." The Corporation directly owns 100% of the common stock of six community banks and eight non-bank entities. As of December 31, 2017, the Corporation had approximately 3,700 full-time equivalent employees.

The common stock of the Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2017 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").

Bank and Financial Services Subsidiaries

The Corporation’s six subsidiary banks are located primarily in suburban or semi-rural geographic markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style that emphasizes relationship banking. Where appropriate, operations are centralized through common platforms and back-office functions. The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six subsidiary banks in connection with a transition to a business model that will be less oriented on geographic boundaries and will instead focus more on alignment with the customer segments the Corporation serves. The Corporation also believes that consolidating its subsidiary banks will enhance its ability to manage risk more efficiently and effectively through a centralized risk management and compliance function. This multi-year process is expected to eventually result in the Corporation conducting its core banking business through a single subsidiary bank. The timing of the commencement of this process will depend significantly on the Corporation and its banking subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the Bank Secrecy Act ("BSA"), as amended by the USA Patriot Act of 2001, as well as related anti-money laundering ("AML") laws and regulations. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - The Corporation intends to seek regulatory approval of the consolidation of our bank subsidiaries, which could result in significant implementation costs and impact our long-term compliance obligations" and "Risk Factors - Legal, Compliance and Reputational Risks - The Corporation and three of its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions."

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

Each of the subsidiary banks offers a full range of consumer and commercial banking products and services in its local market area. Personal banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The subsidiary banks offer a variety of consumer lending products to creditworthy customers in their market areas. Secured consumer loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the Corporation's lending policy. The subsidiary banks also offer a variety of fixed, variable and adjustable rate products, including construction loans and jumbo residential mortgage loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of each subsidiary bank. Consumer loan products also include automobile loans, automobile and equipment leases, personal lines of credit and checking account overdraft protection.

Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $150 million) in the subsidiary banks’ market areas. The Corporation's policies limit the maximum total lending commitment to a single borrower to $50.0 million as of December 31, 2017, which is below the Corporation’s regulatory lending limit. In addition, the Corporation has established lower total lending limits based on the Corporation's internal risk rating of the borrower and for certain types of lending commitments. Commercial lending products include commercial, financial, agricultural and real estate loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or the London Interbank Offered Rate ("LIBOR"), as well as interest rate swaps. The commercial lending policy of the Corporation's subsidiary banks encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

Investment management, trust, brokerage, insurance and investment advisory services are offered to consumer and commercial banking customers in the market areas serviced by the Corporation's subsidiary banks by Fulton Financial Advisors (a division of the Corporation's largest subsidiary, Fulton Bank).

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

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2017:

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$11,494	$8,649	112
Fulton Bank of New Jersey	Mt. Laurel, NJ	4,069	3,480	64
The Columbia Bank	Columbia, MD	2,411	1,910	31
Lafayette Ambassador Bank	Bethlehem, PA	1,577	1,340	21
FNB Bank, N.A.	Danville, PA	354	291	6
Swineford National Bank	Middleburg, PA	328	286	7
				241

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in Item 2. "Properties."

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

The Corporation also owns 100% of the common stock of three non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2017:

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
The industry is also highly competitive due to the various types of entities that now compete aggressively for customers that were traditionally served only by the banking industry. Under the current financial services regulatory framework, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing their expansion into non-banking financial services activities that had previously been restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. Moreover, the Corporation and its subsidiaries face increased competition from certain non-bank entities, such as financial technology companies and marketplace lenders, which may or may not be subject to the same regulatory compliance obligations as the Corporation. While the Corporation does not currently engage in many of the activities described above, further entry into these businesses may enhance the ability of the Corporation to compete in the future.

Market Share

Deposit market share information is compiled as of June 30 of each year by the Federal Deposit Insurance Corporation ("FDIC"). The Corporation’s banks maintain branch offices in 52 counties across five states. In 15 of these counties, the Corporation ranked in the top five in deposit market share (based on deposits as of June 30, 2017). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county:

				No. of Financial Institutions		Deposit Market Share (June 30, 2017)
County	State	Population (2018 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Lancaster	PA	543,000	Fulton Bank, N.A.	20	13	1	27.3%
Berks	PA	415,000	Fulton Bank, N.A.	18	11	8	3.6%
Bucks	PA	626,000	Fulton Bank, N.A.	34	15	14	2.1%
Centre	PA	163,000	Fulton Bank, N.A.	16	4	10	3.2%
Chester	PA	520,000	Fulton Bank, N.A.	29	8	13	2.9%
Columbia	PA	66,000	FNB Bank, N.A.	6	3	5	4.0%
Cumberland	PA	252,000	Fulton Bank, N.A.	17	5	12	1.9%
Dauphin	PA	275,000	Fulton Bank, N.A.	17	10	6	5.2%
Delaware	PA	564,000	Fulton Bank, N.A.	30	13	27	0.3%
Lebanon	PA	140,000	Fulton Bank, N.A.	12	6	1	31.7%
Lehigh	PA	366,000	Lafayette Ambassador Bank	21	12	7	4.6%
Lycoming	PA	114,000	FNB Bank, N.A.	11	10	14	1.0%
Montgomery	PA	826,000	Fulton Bank, N.A.	39	28	22	0.5%
Montour	PA	18,000	FNB Bank, N.A.	6	3	2	22.1%
Northampton	PA	304,000	Lafayette Ambassador Bank	17	12	3	13.1%
Northumberland	PA	92,000	FNB Bank, N.A.	19	5	7	3.9%
			Swineford National Bank			13	2.3%
Schuylkill	PA	142,000	Fulton Bank, N.A.	13	2	10	4.1%
Snyder	PA	41,000	Swineford National Bank	8	1	2	26.0%
Union	PA	46,000	Swineford National Bank	10	3	5	7.1%
York	PA	446,000	Fulton Bank, N.A.	15	13	3	11.3%
New Castle	DE	561,000	Fulton Bank, N.A.	21	18	11	1.2%
Sussex	DE	227,000	Fulton Bank, N.A.	17	5	3	8.8%
Anne Arundel	MD	575,000	The Columbia Bank	28	10	18	0.6%
Baltimore	MD	835,000	The Columbia Bank	32	16	21	0.8%
Baltimore City	MD	610,000	The Columbia Bank	26	14	11	0.4%
Cecil	MD	103,000	The Columbia Bank	7	4	2	13.8%
Frederick	MD	251,000	The Columbia Bank	17	5	15	0.9%
Howard	MD	324,000	The Columbia Bank	20	5	4	8.6%
Montgomery	MD	1,058,000	The Columbia Bank	30	25	29	0.2%
Prince George's	MD	916,000	The Columbia Bank	19	24	21	0.6%
Washington	MD	151,000	The Columbia Bank	11	4	2	21.3%
Atlantic	NJ	269,000	Fulton Bank of New Jersey	14	7	11	1.8%
Burlington	NJ	449,000	Fulton Bank of New Jersey	20	11	14	1.2%
Camden	NJ	509,000	Fulton Bank of New Jersey	21	11	11	2.4%
Cumberland	NJ	152,000	Fulton Bank of New Jersey	12	5	13	1.9%
Gloucester	NJ	293,000	Fulton Bank of New Jersey	23	5	2	13.8%

				No. of Financial Institutions		Deposit Market Share (June 30, 2017)
County	State	Population (2018 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	124,000	Fulton Bank of New Jersey	17	7	9	2.7%
Mercer	NJ	371,000	Fulton Bank of New Jersey	25	20	17	0.9%
Middlesex	NJ	841,000	Fulton Bank of New Jersey	45	26	27	0.3%
Monmouth	NJ	625,000	Fulton Bank of New Jersey	27	11	25	0.7%
Morris	NJ	499,000	Fulton Bank of New Jersey	35	16	14	1.4%
Ocean	NJ	597,000	Fulton Bank of New Jersey	20	8	15	1.2%
Salem	NJ	63,000	Fulton Bank of New Jersey	7	4	1	26.9%
Somerset	NJ	335,000	Fulton Bank of New Jersey	26	11	10	2.3%
Warren	NJ	106,000	Fulton Bank of New Jersey	12	3	5	7.7%
Chesapeake City	VA	242,000	Fulton Bank, N.A.	13	7	10	1.6%
Fairfax	VA	1,146,000	Fulton Bank, N.A.	37	29	42	—%
Henrico	VA	328,000	Fulton Bank, N.A.	24	14	23	0.5%
Manassas	VA	42,000	Fulton Bank, N.A.	12	4	10	1.9%
Newport News	VA	183,000	Fulton Bank, N.A.	12	7	12	0.7%
Richmond City	VA	227,000	Fulton Bank, N.A.	16	10	15	0.2%
Virginia Beach	VA	456,000	Fulton Bank, N.A.	15	13	10	1.6%

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

The Corporation is a registered financial holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") and is regulated, supervised and examined by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Corporation's subsidiary banks are depository institutions whose deposits are insured by the FDIC. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks:

Subsidiary	Charter	Primary Regulator(s)
Fulton Bank, N.A.	National	OCC
Fulton Bank of New Jersey	NJ	NJ/FDIC
The Columbia Bank	MD	MD/FDIC
Lafayette Ambassador Bank	PA	PA/Federal Reserve
FNB Bank, N.A.	National	OCC
Swineford National Bank	National	OCC

OCC - Office of the Comptroller of the Currency

Federal statutes that apply to the Corporation and its subsidiaries include the GLB Act, the BHCA, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Federal Reserve Act, the National Bank Act and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions, such as loans and dividends, cash reserve requirements, lending limitations, compliance with unfair, deceptive and abusive acts and practices prohibitions, limitations on investments, and capital adequacy requirements, among other things.

The following discussion is general in nature and seeks to highlight some of the more significant of the regulatory requirements to which the Corporation and its subsidiaries are subject, but does not purport to be complete or to describe all laws and regulations that are applicable.

BHCA - The Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and to provide additional information that the Federal Reserve Board may require. The BHCA regulates activities of bank holding companies, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, extensions of credit, among others. The BHCA permits the Federal Reserve Board, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies (and their non-banking affiliates) to correct or curtail unsafe or unsound banking practices. In addition, the Federal Reserve Board must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of, any bank for which it is not already the majority owner. In addition, under the Dodd-Frank Act and longstanding Federal Reserve Board policy, bank holding companies are required to act as a source of financial strength to each of their banking subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so.

Dodd-Frank Act - The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act established increased compliance obligations across a number of areas of the banking business and created the Financial Stability Oversight Council, with oversight authority for monitoring systemically important financial institutions ("SIFIs") and regulating systemic risk, and the Consumer Financial Protection Bureau ("CFPB"), which has broad regulatory and enforcement powers over consumer financial products and services. The CFPB is responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The CFPB has exclusive or primary supervision, examination and enforcement authority over banks with total assets of more than $10 billion with respect to compliance with federal consumer financial laws. As of March 31, 2017, the Corporation's largest subsidiary bank, Fulton Bank, had $10.8 billion in total assets and had total assets in excess of $10 billion for the previous four consecutive quarters, and accordingly, it and the Corporation's other subsidiary banks are subject to the supervision, examination and enforcement jurisdiction of the CFPB with respect to federal consumer financial laws.

Stress Testing - In accordance with Federal Reserve Board rules governing company-run stress testing, the Corporation is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the Federal Reserve Board. The stress test is designed to assess the potential impact of the various scenarios on the Corporation's earnings, capital levels and capital ratios over a nine-quarter time horizon. The Corporation's board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of the Corporation's capital planning process and the evaluation of the adequacy of its capital, and to disclose summary stress test results to the public. The Corporation believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile. The results of the annual stress testing process did not lead the Corporation to raise additional capital or alter the mix of its capital components. Pursuant to final rules published in October 2014 and December 2015, the Federal Reserve Board modified the start date of the stress test cycles so that, beginning in 2016, stress tests must be conducted using financial data as of December 31 of the prior year, the results of the stress test must be reported to the Federal Reserve Board on or before July 31 and a summary of the results of the stress test must be publicly disclosed between October 15 and October 31. The Corporation timely submitted its stress test report to the Federal Reserve Board before its required date of July 31, 2017, and a summary of the results was publicly disclosed on October 18, 2017, as required by the final rules.

Under similar rules adopted by the Office of the Comptroller of the Currency ("OCC"), the primary regulator of Fulton Bank, national banks with total consolidated assets of more than $10 billion are also required to conduct annual stress tests. A national bank becomes subject to the annual stress testing requirement when the institution's total consolidated assets, calculated as the average of the institution's total consolidated assets, as reported on the institution's quarterly Call Reports, for the most recent four consecutive quarters exceeds $10 billion. As of March 31, 2017, Fulton Bank had $10.8 billion in total consolidated assets and had maintained a level of assets in excess of $10 billion for four consecutive quarters. Accordingly, Fulton Bank is required to conduct annual stress tests in accordance with the OCC rules and as a result, will be required to submit its first stress test report to the OCC on or before July 31, 2018.

Consumer Financial Protection Laws and Enforcement - The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the Equal Credit Opportunity Act ("ECOA"), Truth in Lending Act ("TILA"), the Truth in Savings Act, HMDA, Real Estate Settlement Procedures Act ("RESPA"), the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Corporation and its bank subsidiaries are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, the Department of Housing and Urban Development ("HUD"), and other regulators. Fair lending laws include ECOA and the Fair Housing Act ("FHA"), which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice ("DOJ") for investigation. Failure to comply with these and similar statutes and regulations can result in the Corporation and its bank subsidiaries becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal bank regulatory agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations; however, as a result of recent leadership changes at the DOJ and CFPB, as well as changes in the enforcement policies and priorities of each agency, the extent to which such coordination will continue to occur in the near term is uncertain. As an independent bureau funded by the Federal Reserve Board, the CFPB may impose requirements that are more stringent than those of the other bank regulatory agencies.

As an insured depository institution with total assets of more than $10 billion, Fulton Bank and the Corporation's other subsidiary banks are subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result, the Corporation's subsidiary banks operate in a stringent consumer compliance environment and may incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation. The CFPB, other financial regulatory agencies, including the OCC, as well as the DOJ, have, over the past several years, pursued a number of enforcement actions against depository institutions with respect to compliance with fair lending laws.

Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules amending Regulation Z, implementing TILA, which require mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Corporation's bank subsidiaries, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - As required by the Dodd-Frank Act, the CFPB issued final rules revising and integrating previously separate disclosures required under RESPA and TILA in connection with certain closed-end consumer mortgage loans. These final rules became effective August 1, 2015 and require lenders to provide a new loan estimate, combining content from the former good faith estimate required under RESPA and the initial disclosures required under TILA, not later than the third business day after submission of a loan application, and a new closing disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA, at least three days prior to the loan closing. The CFPB issued proposed amendments to the requirements in July 2016, which were finalized in July 2017.

Volcker Rule - As mandated by Section 619 of the Dodd-Frank Act (the "Volcker Rule"), the federal banking agencies, the SEC and Commodity Futures Trading Commission issued final rules in December 2013 (the "Final Rules") that prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in, and relationships with, hedge funds or private equity funds, which are referred to as "covered funds." The Final Rules generally treat as a covered fund any entity that, absent the applicability of a separate exclusion, would be an "investment company" under the Investment Company Act of 1940 (the "1940 Act") but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than 100 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in proprietary trading and covered fund activities covered by the Volcker Rule. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Corporation. In December 2014, the Federal Reserve Board extended, until July 21, 2016, the date by which banking entities must conform their covered fund activities and investments to the requirements of the Final Rules, and in July 2016, the Federal Reserve Board granted an additional one-year extension of the conformance period to July 21, 2017.

In addition, in August 2017, the OCC published a notice and request for comment on whether certain aspects of the Volcker Rule should be revised to better accomplish the purposes the Dodd-Frank Act while decreasing the compliance burden on banking organizations and fostering economic growth. The request for comment invited input on ways in which to tailor the Volcker Rule’s requirements and clarify key provisions that define prohibited and permissible activities, as well as input on how the federal regulatory agencies could implement the existing Volcker Rule more effectively without revising the Final Rules. Specifically, the OCC requested comments on the scope of entities subject to the Volcker Rule, the proprietary trading prohibition, the covered funds prohibition, and the compliance program and metrics reporting requirements. We cannot predict whether regulations that would simplify compliance with the Final Rules will be adopted or, if such regulations were to be adopted, the extent to which they would reduce our compliance burdens.

The Corporation does not engage in proprietary trading or in any other activities prohibited by the Final Rules, and, based on the Corporation's evaluation of its investments, none fell within the definition of a "covered fund" and none needed to be disposed of by July 31, 2017. The Corporation does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

Capital Requirements - There are a number of restrictions on financial and bank holding companies and FDIC-insured depository subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. Also, a bank holding company is required to serve as a source of financial strength to its depository institution subsidiaries and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

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

The U.S. Basel III Capital Rules require the Corporation and its bank subsidiaries to:

•	Meet a minimum Common Equity Tier 1 ("CET1") capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets;

•	Continue to require a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets; and

•
Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, have been phased out as a component of Tier 1 capital for institutions of the Corporation's size.

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weights for a variety of asset categories. In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under Basel III for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as the Corporation. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets ("MSAs"), deferred tax assets ("DTAs") arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and CET1 minority interest, tier 1 minority interest, and total capital minority interest exceeding applicable minority interest limitations.

When fully phased in on January 1, 2019, the Corporation and its bank subsidiaries will also be required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The required minimum capital conservation buffer began to be phased in incrementally, starting at 0.625%, on January 1, 2016, increasing to 1.25% on January 1, 2017, and will continue to increase, to 1.875% on January 1, 2018 and 2.50% on January 1, 2019. The rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel. As of December 31, 2017, the Corporation met the fully-phased in minimum capital requirements, including the new capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

In October 2017, the federal banking agencies issued a notice of proposed rulemaking on simplifications to Basel III, a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rules. Under the proposed rulemaking, non-advanced approaches banking organizations, such as the Corporation and Fulton Bank, would apply a simpler regulatory capital treatment for MSAs, certain DTAs, investments in the capital of unconsolidated financial institutions, and capital issued by a consolidated subsidiary of a banking organization and held by third parties. Specifically, the proposed rulemaking would eliminate: (i) the 10 percent CET1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Basel III would no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead would require that non-advanced approaches banking organizations deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital. The proposed rulemaking also includes revisions to the treatment of certain acquisition, development, or construction exposures that are designed to address comments regarding the current definition of high volatility commercial real estate exposure under the capital rule’s standardized approach.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel IV." The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally-modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the Federal Reserve Board, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Corporation and Fulton Bank.

The Basel III liquidity framework also includes new liquidity requirements that require financial institutions to maintain increased levels of liquid assets or alter their strategies for liquidity management. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific ratios. In September 2014, the Federal Reserve Board approved final rules (the "U.S. Liquidity Coverage Ratio Rule") implementing portions of the Basel III liquidity framework for large, internationally active banking organizations, generally those having $250 billion or more in total assets, and similar, but less stringent, rules, applicable to bank holding companies with consolidated assets of $50 billion or more. The U.S. Liquidity Coverage Ratio Rule requires banking organizations to maintain a Liquidity Coverage Ratio ("LCR") that is designed to ensure that sufficient high quality liquid resources are available for a one month period in case of a stress scenario. Impacted financial institutions were required to be compliant with the U.S. Liquidity Coverage Ratio Rule by January 1, 2017. The Corporation’s total assets and the scope of its operations do not currently meet the thresholds set forth in the U.S. Liquidity Coverage Ratio Rule, and, as a result of which the Corporation is not currently required to maintain a minimum LCR.

The Basel III liquidity framework also introduced a second ratio, referred to as the Net Stable Funding Ratio ("NSFR"), which is designed to promote funding resiliency over longer-term time horizons by creating additional incentives for banks to fund their activities with more stable sources of funding on an ongoing structural basis. The federal banking agencies published a notice of proposed rulemaking regarding the NSFR in May 2016. In June 2017, the U.S. Treasury Department ("UST") recommended a delay in the implementation of the proposed NSFR out of concern that the rule could be duplicative of the liquidity requirements discussed above and could therefore impose unnecessary compliance costs upon banking organizations. Accordingly, the prospects for final implementation of the federal banking agencies’ proposed NSFR are uncertain at this time. Because of the Corporation's size, neither the U.S. Liquidity Coverage Ratio Rule nor any additional proposed rules under the Basel III liquidity framework are applicable to it.

Prompt Corrective Regulatory Action - The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the institution’s primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. An insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2017, each of the Corporation’s bank subsidiaries’ capital ratios was above the minimum levels required to be considered "well capitalized" by its primary federal regulator.

Loans and Dividends from Subsidiary Banks - There are various restrictions on the extent to which the Corporation's bank subsidiaries can make loans or extensions of credit to, or enter into certain transactions with, its affiliates, which would include the Corporation and its non-banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral, are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities) and satisfy certain qualitative limitations, including that any covered extension of credit be made on an arm’s length basis. The Dodd-Frank Act expanded these restrictions to cover securities lending, repurchase agreement and derivatives activities that the Corporation’s bank subsidiaries may have with an affiliate.

For safety and soundness reasons, banking regulations also limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of dividends. Dividend limitations vary, depending on the subsidiary bank’s charter and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding regulatory capital and dividend and loan limitations.

Federal Deposit Insurance - Substantially all of the deposits of the Corporation’s subsidiary banks are insured up to the applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC, generally up to $250,000 per insured depositor. The Corporation’s subsidiary banks pay deposit insurance premiums based on assessment rates established by the FDIC. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the DIF. An institution’s base assessment rate is generally subject to following adjustments: (1) a decrease for the institution’s long-term unsecured debt, including most senior and subordinated debt, (2) an increase for brokered deposits above a threshold amount and (3) an increase for unsecured debt held that is issued by another insured depository institution. In addition, the FDIC possesses backup enforcement authority over a depository institution holding company, such as the Corporation, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

On April 1, 2011, as required by the Dodd-Frank Act, the deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the FDIC also created a two scorecard system, one for large depository institutions that have $10 billion or more in assets and another for highly complex institutions that have $50 billion or more in assets. As of July 1, 2017, the Corporation’s largest subsidiary bank, Fulton Bank, became subject to a modified methodology for calculating FDIC insurance assessments and potentially higher assessment rates as a result of institutions with $10 billion or more in assets being required to bear the cost of raising the FDIC reserve ratio to 1.35% as required by the Dodd-Frank Act.

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC has announced that the DRR for 2018 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.

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

On October 22, 2015, the FDIC issued a proposal to increase the reserve ratio for the DIF to the minimum level of 1.35% as required by the Reform Act. The FDIC adopted the final rule, which became effective on July 1, 2016, that imposes on insured depository institutions with $10 billion or more in total consolidated assets (such as Fulton Bank) a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the deposit insurance assessment base, after making certain adjustments. In addition, the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which was signed into law on December 22, 2017, disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as Fulton Bank, the premium deduction is phased out based on the proportion of the bank’s assets exceeding $10 billion. See discussion under Item 1.A. "Risk Factors - The financial services industry, as well as the broader economy, may be subject to new legislation which could result in significant changes in banking and financial services regulation."

AML Requirements and the USA Patriot Act - Anti-terrorism legislation enacted under the USA Patriot Act of 2001 ("Patriot Act") amended the BSA and expanded the scope of AML laws and regulations, imposing significant new compliance obligations for financial institutions, including the Corporation’s subsidiary banks. The Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened AML requirements. By way of amendments to the BSA, Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, these regulations impose affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Among other requirements, the Patriot Act and the related regulations impose the following requirements with respect to financial institutions:

•	Establishment of AML programs;

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

Failure to comply with the requirements of the Patriot Act and other AML laws and regulations could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). The Corporation and its banking subsidiaries must comply with these amendments and new requirements by May 11, 2018. The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes (including the May 2016 amendments).

The Corporation and three of its banking subsidiaries are currently subject to regulatory enforcement orders (the "Consent Orders") issued by bank regulatory agencies relating to identified deficiencies in a largely centralized compliance program (the "BSA/AML Compliance Program") designed to comply with the BSA, the Patriot Act and related anti-money laundering regulations (the "BSA/AML Requirements"). The Consent Orders require, among other things, that the Corporation and its banking subsidiaries review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - "The Corporation and three of its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions;" and Note-17 Commitments and Contingencies - Legal Proceedings," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Commercial Real Estate Guidance - In December 2015, the federal banking agencies released a statement entitled "Statement on Prudent Risk Management for Commercial Real Estate Lending" (the "CRE Statement"). In the CRE Statement, the agencies express concerns with institutions which ease commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The agencies previously issued guidance in December 2006, entitled "Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices," which states that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total commercial real estate loans represents 300% or more of its total capital and (2) the outstanding balance of such institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Community Reinvestment - Under the Community Reinvestment Act ("CRA"), each of the Corporation’s subsidiary banks has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2017, all of the Corporation’s subsidiary banks are rated at least as "satisfactory." Regulations require that the Corporation’s subsidiary banks publicly disclose certain agreements that are in fulfillment of CRA. None of the Corporation’s subsidiary banks are party to any such agreements at this time.

Standards for Safety and Soundness - Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 ("Riegle-Neal Act"), the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. An institution must submit a compliance plan to its regulator if it is notified that it is not satisfying any such safety and soundness standards. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the regulator must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If the institution fails to comply with such an order, the regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

The Corporation’s bank subsidiaries are subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the federal bank regulatory agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more. The federal banking agencies have not yet taken further action on these proposed standards.

Federal Reserve System - Federal Reserve Board regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% must be maintained against aggregate transaction account balances of between $16 million and $122.3 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board within a range of between 8% and 14%) against that portion of total transaction account balances in excess of $122.3 million. The first $16 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) is exempt from the reserve requirements. Each of the Corporation’s bank subsidiaries is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

Activities and Acquisitions - The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve Board before:

•
the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;

•	any of the company’s subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or

•	the company may merge or consolidate with any other bank or financial holding company.

The Riegle-Neal Act generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a holding company of banks in more than one state. The Riegle-Neal Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank, acquire branches from an out-of-state bank, and establish and operate de novo interstate branches whenever the host state permits de novo branching of its own state-chartered banks.

Bank or financial holding companies and banks seeking to engage in mergers authorized by the Reigle-Neal Act must be at least adequately capitalized as of the date that the application is filed, and the resulting institution must be well-capitalized and managed upon consummation of the transaction.

The Change in Bank Control Act prohibits a person, entity or group of persons or entities acting in concert, from acquiring "control" of a bank holding company or bank unless the Federal Reserve Board has been given prior notice and has not objected to the transaction. Under Federal Reserve Board regulations, the acquisition of 10% or more (but less than 25%) of the voting stock of a corporation would, under the circumstances set forth in the regulations, create a rebuttable presumption of acquisition of control of the corporation.

Federal Securities Laws - The Corporation is subject to the periodic reporting, proxy solicitation, tender offer, insider trading, corporate governance and other requirements under the Securities Exchange Act of 1934. Among other things, the federal securities laws require management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation’s independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation’s internal control over financial reporting. These reports can be found in Part II, Item 8, "Financial Statements and Supplementary Data." Certifications of the Chief Executive Officer and the Chief Financial Officer as required by the Sarbanes-Oxley Act of 2002 and the resulting SEC rules can be found in the "Signatures" and "Exhibits" sections.

Executive Officers
The executive officers of the Corporation are as follows:

Name	Age (1)	Office Held and Term of Office

E. Philip Wenger	60
Director of the Corporation since 2009. Chairman of the Board and Chief Executive Officer of the Corporation since January 2013. Mr. Wenger previously served as President of the Corporation from 2008 to 2017, Chief Operating Officer of the Corporation from 2008 to 2012, a Director of Fulton Bank, N.A. from 2003 to 2009, Chairman of Fulton Bank, N.A. from 2006 to 2009 and has been employed by the Corporation in a number of positions since 1979.

Philmer H. Rohrbaugh	65
Senior Executive Vice President and interim Chief Financial Officer of the Corporation effective December 6, 2016. He joined the Corporation in November 2012 as Senior Executive Vice President and Chief Risk Officer and became Senior Executive Vice President and Chief Operating Officer effective June 1, 2016. Mr. Rohrbaugh was a managing partner of KPMG, LLP's Chicago office from 2009 to 2012; Vice Chairman Industries and part of the U.S. Management Committee of KPMG from 2006 to 2009; he joined KPMG in 2002. He has more than 35 years of experience in public accounting with substantial audit experience serving public and private companies, including financial institutions, and advising companies on accounting, financial reporting matters, equity and debt offerings, and merger and acquisition transactions. Mr. Rohrbaugh currently serves as a director of a public manufacturing company and a national department store chain.

Mark R. McCollom	53
Senior Executive Vice President of the Corporation, and Chief Financial Officer Designee since November 2017. Mr. McCollom was a Senior Managing Director, Chief Administrative Officer and CEO of Griffin Financial Group, LLC prior to joining the Corporation. Prior to his role at Griffin Financial Group, Mr. McCollom was the Chief Financial Officer of Sovereign Bancorp, Inc. He has over 30 years of experience in the financial services industry.

Curtis J. Myers	49
President and Chief Operating Officer of the Corporation since January 1, 2018. Mr. Myers served as Senior Executive Vice President of the Corporation from July 2013 to December 2017. President and Chief Operating Officer of Fulton Bank, N.A. since February 2009. He served as Executive Vice President of the Corporation since August 2011. Mr. Myers has been employed by Fulton Bank, N.A. in a number of positions since 1990.

David M. Campbell	56
Senior Executive Vice President, and Director of Strategic Initiatives and Operations since December 2014. Mr. Campbell joined the Corporation as Chief Administrative Officer of Fulton Financial Advisors, a division of Fulton Bank, N.A. in 2009, and was promoted to President of Fulton Financial Advisors in 2010. He has more than 30 years of experience in financial services.

Beth Ann L. Chivinski	57
Senior Executive Vice President and Chief Risk Officer of the Corporation effective June 1, 2016. She served as the Corporation’s Chief Audit Executive April 2013 - June 2016 and was promoted to Senior Executive Vice President of the Corporation in 2014. Prior to that, she served as the Corporation’s Executive Vice President, Controller and Chief Accounting Officer from June 2004 to March 31, 2013. Ms. Chivinski has worked in various positions with the Corporation since June of 1994. She is a Certified Public Accountant.

Meg R. Mueller	53
Senior Executive Vice President and Head of Commercial Business since January 1, 2018. Ms. Mueller served as Chief Credit Officer of the Corporation from 2010 - 2017 and was promoted to Senior Executive Vice President of the Corporation in 2013. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Craig A. Roda	61
Senior Executive Vice President of Community Banking of the Corporation since July 2011; and Chairman and Chief Executive Officer of Fulton Bank, N.A., since February 2009. Chief Executive Officer and President of Fulton Bank, N.A. from 2006 to 2009. Mr. Roda has been employed by the Corporation in a number of positions since 1979.

Angela M. Sargent	50
Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Ms. Sargent served as Executive Vice President and Chief Information Officer from 2002 - 2013 and has been employed by the Corporation in a number of positions since 1992.

Name	Age (1)	Office Held and Term of Office

Angela M. Snyder	53
Senior Executive Vice President and Head of Consumer Banking since January 1, 2018. Ms. Snyder also serves as Chairwoman, CEO and President of Fulton Bank of New Jersey. In 2002, Angela Snyder began her career with the Corporation as President of Woodstown National Bank, now Fulton Bank of New Jersey. Ms. Snyder served as the Chairwoman of the New Jersey Bankers Association in 2017. She has more than 30 years of experience in the financial services industry.

Daniel R. Stolzer	61
Senior Executive Vice President, Chief Legal Officer and Corporate Secretary since January 1, 2018. Mr. Stolzer joined the Corporation in 2013 as Executive Vice President, General Counsel and Corporate Secretary. Mr. Stolzer began his career with a large New York law firm and then served as deputy general counsel and chief counsel at several large regional bank holding companies. He has more than 30 years of experience working in financial services law.

Bernadette M. Taylor	56
Senior Executive Vice President, and Chief Human Resource Officer since May 2015. In 2001, she was promoted to Senior Vice President of employee services. She served as Executive Vice President of employee services, employment, and director of human resources before her promotion in 2015 to Chief Human Resources Officer. Ms. Taylor joined the Corporation in 1994 as Corporate Training Director at Fulton Financial Corporation.

(1) As of December 31, 2017

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

The Corporation's results of operations and financial condition are affected by conditions in the economy and the capital markets generally. The Corporation's financial performance is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability, or increases in the cost, of credit and capital, changes in the rate of inflation, changes in interest rates, high unemployment, natural disasters, acts of war or terrorism, global economic conditions and geopolitical factors, or a combination of these or other factors.

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. While the Corporation believes that its allowance for credit losses as of December 31, 2017 is sufficient to cover incurred losses in the loan portfolio on that date, the Corporation may need to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. Management’s estimate of losses inherent in the loan portfolio is dependent on the proper application of its methodology for determining its allowance needs. The most critical judgments underpinning that methodology include: the ability to identify potential problem loans in a timely manner; proper collateral valuation of loans evaluated for impairment; proper measurement of allowance needs for pools of loans evaluated for impairment; and an overall assessment of the risk profile of the loan portfolio.

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

The composition of the Corporation’s loan portfolio and competition subject the Corporation to credit risk.

Approximately 74.0% of the Corporation’s loan portfolio was in commercial loans, commercial mortgage loans, and construction loans at December 31, 2017. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because they typically have larger balances and are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of businesses and properties, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market and the extent to which prevailing underwriting standards have been eased by lenders. The Corporation’s failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect its ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Furthermore, intense competition among both bank and non-bank lenders, coupled with moderate levels of recent economic growth, can increase pressure on the Corporation to relax its credit standards and/or underwriting criteria in order to achieve the Corporation’s loan growth targets. A relaxation of credit standards or underwriting criteria could result in greater challenges in the repayment or collection of loans should economic conditions, or individual borrower performance, deteriorate to a degree that could impact loan performance. Additionally, competitive pressures could drive the Corporation to consider loans and customer relationships that are outside of the Corporation’s established risk appetite or target customer base. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loans."

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

Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of the Corporation's net income, accounting for approximately 74% of total revenues in 2017. In recent years, the narrowing of interest rate spreads, the difference between interest rates earned on loans and investments and interest rates paid on deposits and borrowings, has adversely affected the Corporation's net interest income.

Comparatively low market interest rates have pressured the net interest margin in recent years. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest-bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, resulting in a narrowing of the net interest margin. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income."

Changes in interest rates may also affect the average life of loans and certain investment securities, most notably mortgage-backed securities. Decreases in interest rates can result in increased prepayments of loans and certain investment securities, as borrowers or issuers refinance to reduce their borrowing costs. Under those circumstances, the Corporation would be subject to reinvestment risk to the extent that it is not able to reinvest the cash received from such prepayments at rates that are comparable to the rates on the loans and investment securities which are prepaid. Conversely, increases in interest rates may extend the average life of fixed rate assets, which could restrict the Corporation’s ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates. The Federal Open Market Committee ("FOMC") of the Federal Reserve Board increased the federal funds rate three times during 2017, and recent statements from the FOMC have caused research analysts and economists to expect additional increases in 2018. In addition, the bond markets have experienced rate increases for medium- and longer-term instruments.

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. In the event that the fair value of an investment security declines below its amortized cost, the Corporation is required to determine whether the decline constitutes an other-than-temporary impairment. The determination of whether a decline in fair value is other-than-temporary depends on a number of factors, including whether the Corporation has the intent and ability to retain the investment security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The market value of the Corporation's securities investments, which include mortgage-backed securities, state and municipal securities, auction rate securities, and corporate debt securities, as well as the revenues the Corporation earns from its trust and investment management services business, are particularly sensitive to price fluctuations and market events. Declines in the values of the Corporation’s securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges.

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

The Corporation must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Corporation’s liquidity management policies and practices emphasize core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by Federal Home Loan Bank ("FHLB") advances, borrowings from the Federal Reserve Bank, proceeds from the sales of loans and use of liquidity resources of the holding company, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to the Corporation than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Corporation’s results of operations or financial condition, downgrades in the Corporation’s credit ratings, regulatory actions involving the Corporation, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

While the Corporation attempts to manage its liquidity through various techniques, the assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Corporation may face limitations on its ability to fund loan growth if customers move funds out of the Corporation’s bank subsidiaries’ deposit accounts in response to increases in interest rates. In the years following the 2008 financial crisis, even as the general level of market interest rates remained low by historical standards, depositors frequently avoided higher-yielding and higher-risk alternative investments, in favor of the safety and liquidity of non-maturing deposit accounts. These circumstances contributed to significant growth in non-maturing deposit account balances at the Corporation, and at depository financial institutions generally. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for the Corporation, representing approximately 13% of total deposits at December 31, 2017. State and municipal customers frequently maintain large deposit account balances substantially in excess of the per depositor limit of FDIC insurance. Should interest rates continue to rise, customers, including state and municipal entities, may become more sensitive to interest rates when making deposit decisions and considering alternative opportunities. This increased sensitivity to interest rates could cause customers to move funds into higher-yielding deposit accounts or into alternative investments. Movement of customer deposits into higher-yielding deposit accounts offered by the Corporation’s bank subsidiaries, the need to offer higher interest rates on deposit accounts to retain customer deposits or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Corporation’s funding costs, reduce its net interest margin and/or create liquidity challenges.

Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in the Corporation's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. If the Corporation is not able to continue to rely primarily on customer deposits to meet its liquidity and funding needs, continue to access secondary, non-deposit funding sources on favorable terms or otherwise fails to manage its liquidity effectively, the Corporation’s ability to continue to grow may be constrained, and the Corporation’s liquidity, operating margins, results of operations and financial condition may be materially adversely affected. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk, Asset/Liability Management and Liquidity."

LEGAL, COMPLIANCE AND REPUTATIONAL RISKS.

The Corporation and its bank subsidiaries are subject to extensive regulation and supervision and may be adversely affected by changes in laws and regulations or any failure to comply with laws and regulations.

Virtually every aspect of the Corporation's and its bank subsidiaries’ operations is subject to extensive regulation and supervision by federal and state regulatory agencies, including the Federal Reserve Board, OCC, FDIC, CFPB, DOJ, UST, SEC, HUD, state attorneys general and state banking, financial services, securities and insurance regulators. Under this regulatory framework, regulatory agencies have broad authority in carrying out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including laws and regulations relating to capital adequacy, asset quality, liquidity, risk management and financial accounting and reporting, as well as laws and regulations governing consumer protection, fair lending, privacy, information security and cybersecurity risk management, third-party vendor risk management, and AML and anti-terrorism laws, among other aspects of the Corporation’s business. Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, or the commencement of further informal or formal regulatory enforcement actions against the Corporation or its bank subsidiaries. Other negative consequences can also result from such failures, including regulatory restrictions on the Corporation's activities, including restrictions on the Corporation’s ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in the Corporation's securities, and increases in the Corporation's costs of doing business. The occurrence of one or more of these events may have a material adverse effect on the Corporation's business, financial condition and/or results of operations.

Compliance with banking and financial services statutes and regulations is also important to the Corporation’s ability to engage in new activities or to expand upon existing activities. Regulators continue to scrutinize banks through longer and more intensive examinations. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation’s operations and expansion activities that could have a material adverse effect on its business and profitability. As noted below and as examples of such limitations, the regulatory enforcement orders to which the Corporation and three of its bank subsidiaries are subject impose certain restrictions on the expansion activities of the Corporation and those bank subsidiaries.

The Corporation intends to seek regulatory approval of the consolidation of our bank subsidiaries, which could result in significant implementation costs and impact our long-term compliance obligations.

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

The Corporation has announced that it is developing plans to seek regulatory approval to begin the process of consolidating its six bank subsidiaries. This multi-year consolidation process is expected to eventually result in the Corporation conducting its core banking business through a single bank subsidiary, which would reduce the number of government agencies that regulate the Corporation’s banking operations. The timing of the commencement of this consolidation process will depend significantly on the Corporation and its bank subsidiaries making necessary progress in enhancing a largely centralized compliance program designed to comply with the requirements of the BSA, the Patriot Act and related anti-money laundering regulations (collectively, the "BSA/AML Requirements") and the corresponding requirements of the regulatory enforcement orders described below. There is no assurance that the regulatory approvals required for such consolidation can be obtained or that such consolidation would significantly reduce the time, expense and internal and external resources associated with regulatory compliance.

The Corporation and three of its bank subsidiaries are subject to regulatory enforcement orders requiring improvement in compliance functions and remedial actions.

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

Nonetheless, as mentioned above, the Corporation and three of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized BSA and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the BSA/AML Requirements.

The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent (the "Consent Orders"), generally require, among other things, that the Corporation and the affected bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements.

In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth of the Corporation and the affected bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or those bank subsidiaries could result in further enforcement actions, the imposition of additional material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

Additional expenses and investments have been incurred as the Corporation expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and made capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation’s broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including those undertaken in connection with the Consent Orders, have had an adverse effect on the Corporation’s results of operations in recent periods and could have a material adverse effect on the Corporation’s results of operations in one or more future periods.

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

While the Corporation believes that it has made significant progress in improving its BSA/AML Compliance Program, there is no assurance as to when the Consent Orders will be terminated.

The Corporation's largest subsidiary, Fulton Bank, has total assets of more than $10 billion and is subject to additional regulation and increased supervision.

The Dodd-Frank Act imposes additional regulatory requirements on institutions with $10 billion or more in assets. The Corporation's largest bank subsidiary, Fulton Bank, has total assets of more than $10 billion and, as of March 31, 2017, became subject to the following:

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

•	Heightened compliance standards under the Volcker Rule;

•	Enhanced bank regulatory supervision as a larger financial institution; and

•	Electronic fund transfer interchange fee standards.

In addition, the Corporation’s other bank subsidiaries also became subject to the supervision, examination and enforcement jurisdiction by the CFPB with respect to consumer financial protection laws. See Item 1. "Business-Supervision and Regulation."

The Dodd-Frank Act continues to have a significant impact on the Corporation's business and results of operations.

The Dodd-Frank Act has had a substantial impact on many aspects of the financial services industry. The Corporation has been impacted, and will likely continue to be impacted in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks, and revised FDIC deposit insurance assessments. The Corporation has also been impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under federal consumer protection laws.

The Dodd-Frank Act established the CFPB, which was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. As an independent bureau funded by the Federal Reserve Board, the CFPB has imposed requirements more stringent than those imposed by the bank regulatory agencies that were previously responsible for consumer financial protection. The CFPB has also been directed to write and enforce rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. In connection with such actions, the CFPB has developed a number of new enforcement theories and applications of federal consumer financial laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators also have been increasingly active in this area with respect to institutions over which they have jurisdiction. See Item 1. "Business-Supervision and Regulation."

Fulton Bank and the Corporation’s other bank subsidiaries became, as of March 31, 2017, subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory regimen have yet to be fully determined, however they could result in material adverse effects on the Corporation’s profitability.

The financial services industry, as well as the broader economy, may be subject to new legislation which could result in significant changes in banking and financial services regulation.

The U.S. Congress and state legislatures and federal and state regulatory agencies continually review banking and other laws, regulations and policies for possible changes. Changes in federal or state laws, regulations or governmental policies may affect the Corporation and its business. The effects of such changes are difficult to predict and may produce unintended consequences. New laws, regulations or changes in the regulatory environment could limit the types of financial services and products the Corporation may offer, alter demand for existing products and services, increase the ability of non-banks to offer competing financial services and products, increase compliance burdens, or otherwise adversely affect the Corporation’s business, results of operations or financial condition.

It remains difficult to predict the legislative and regulatory changes that will result from the fact that both Houses of Congress have majority memberships from the same political party as the President. Both the President and senior members of Congress have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. In 2017, the UST, in response to an Executive Order issued by the President, released a report on the Administration’s Core Principles for Regulation the United States Financial System. The report detailed several findings and recommendations, including but not limited to, that capital, liquidity and leverage rules should be simplified to promote the flow of credit, that consumer regulation and the structure and authority of the CFPB are in need of reform, that the regulatory burden on community financial institutions should be eased, and that Congress should play a more significant role in overseeing the federal banking agencies to ensure that regulations are better-tailored, more efficient and more effective.

Although significant changes to existing laws, regulations and policies may be finalized by Congress and/or the federal banking agencies and the CFPB, it is difficult to predict with precision what changes, if any, will be implemented into law and when such changes may occur. Accordingly, the impact of any legislative or regulatory changes on the Corporation, our competitors and on the financial services industry as a whole cannot be determined at this time. In any event, the laws and regulations to which we are subject are constantly under review by Congress, federal regulatory agencies, and state authorities. These laws and regulations could be changed significantly in the future, which could affect our profitability, our ability to compete effectively, or the composition of the financial services industry in which we compete.

The financial services industry is experiencing leadership changes at the federal banking agencies, which may impact regulations and government policies applicable to us.

As a result of the change of Administration and the current composition and recent actions of Congress, it is possible that certain aspects of the existing banking and financial services regulatory framework, as amended by the Dodd-Frank Act, will be repealed or modified in the near-term. For example, the President, senior members of the Administration, and senior members of Congress have advocated for substantial changes to the regulations implementing the Dodd-Frank Act. The federal banking agencies are presently experiencing leadership changes which could impact the supervision, enforcement and rulemaking policies of such agencies. In 2017 and early 2018, Congress confirmed a new Chairman of the Federal Reserve Board, a new Comptroller of the Currency and a new Vice Chairman for Supervision at the Federal Reserve Board. In addition, the President nominated a new Chairwoman of the FDIC and the Director of the CFPB resigned and was replaced by an interim Director. Consistent with the views of the Administration and Congress, certain members of this new leadership group have advocated for a reduction in financial services regulation, supervision and enforcement. Moreover, the senior staffs of these agencies charged with carrying out agency policies and responsibilities have experienced significant turnover as a result of these changes. Consequently, certain new regulatory initiatives may be delayed or suspended and existing regulations may be re-evaluated, modified or repealed. At this time, however, the full impact of these and other pending leadership changes, as well as the potential impact to financial services regulation to result from such changes, is uncertain. It is also difficult to predict the impact that any legislative or regulatory changes will have on the Corporation, our competitors and on the financial services industry as a whole. Our results of operations also could be adversely affected by changes in the way in which existing statutes, regulations, and laws are interpreted or applied by courts and government agencies.

Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.

We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. In December 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law enacting the most significant changes to the U.S. Internal Revenue Code of 1986, as amended (the "Code"), in more than 30 years. The full impact of the Tax Act on the Corporation is subject to further evaluation and analysis, although it is likely to have both positive and negative effects on our financial performance. For example, the Tax Act reduces our Federal corporate income tax rate to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the Tax Act also imposes limitations on our ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, we were required under GAAP to re-measure the value of our deferred tax assets and liabilities utilizing the lower tax rate during the fourth quarter of 2017, and, as a result, recorded a $15.6 million charge to income tax expense. The ultimate impact of the Tax Act may differ from the foregoing description, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act.

At this early stage, it is difficult to predict how the many changes made to the Code will affect the Corporation’s business, its customers and the broader economy. For example, the Tax Act may affect the Corporation’s customers in various ways that could have a corresponding effect on the Corporation and the economy as a whole, including in the following ways:

•
The limitation of the ability of individual taxpayers to claim an itemized deduction for interest paid on qualifying home equity indebtedness may affect demand for, and utilization of, home equity-related credit. In addition, consumers seeking credit may look to alternative credit products, some of which might not be offered by the Corporation, or for which there may be significantly greater competition, or which expose the Corporation to greater credit or other risks.

•
The reduction to the maximum amount of residential acquisition indebtedness as to which interest payments can be taken as an itemized deduction from $1 million to $750,000 may affect the demand for residential mortgage loans, particularly in geographic areas characterized by relatively high housing costs. The reduction in the acquisition indebtedness limit might also have an impact on housing prices in those geographic areas.

•
The significant increase in the standard deduction for individual taxpayers is expected to result in a reduction in the number of individual taxpayers that itemize deductions, including deductions for charitable contributions. It is unclear what, if any, impact this change will have on individual charitable giving. A reduction in charitable giving to charitable organizations that are customers of the Corporation could affect their ability to repay their loans.

•	New limits on the maximum level of business interest that may be deducted as an expense in determining taxable income may affect the demand for loans the Corporation offers to businesses.

•
The reduction in the maximum corporate tax rate from 35% to 21% may affect the demand for various types of tax-free financing if lenders increase the rates that are charged on those financings to maintain comparable taxable-equivalent yields. This could, in turn, lead to higher interest expense for borrowers of tax-free financing, which could affect their ability to repay those financings. Similarly, issuers of municipal debt securities held in the Corporation’s investment portfolio could face higher interest expenses, which could affect their ability to make payments on those securities.

The foregoing description of the impact of the Tax Act and its impact on us should be read in conjunction with our Notes to Consolidated Financial Statements. Finally, a number of the changes to the Code are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Code.

Negative publicity could damage the Corporation’s reputation and business.

Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could result from the Corporation's actual, alleged or perceived conduct in any number of activities, including lending practices, litigation, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government agencies and community organizations in response to that conduct. In addition, unfavorable public opinion regarding the broader financial services industry, or arising from the actions of individual financial institutions, can have an adverse effect on the Corporation’s reputation. Because the Corporation conducts the majority of its businesses under the "Fulton" brand, negative public opinion about one line of business could affect the Corporation's other lines of businesses. Any of these or other events that impair the Corporation’s reputation can affect the Corporation’s ability to attract and retain customers and employees, and access sources of funding and capital, any of which could have materially adverse effect on the Corporation’s results of operations and financial condition.

From time to time the Corporation and its subsidiaries may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on the Corporation’s business and results of operations as well as its reputation.

Many aspects of the Corporation’s business involve substantial risk of legal liability. From time to time, the Corporation and its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its business activities (and in some cases from the activities of companies that were acquired). In addition, the Corporation and its bank subsidiaries are regularly the subject of governmental investigations and other forms of regulatory inquiry. For example, the Corporation is cooperating with the DOJ in an investigation regarding potential violations of the fair lending laws by Fulton Bank, Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank due to potential lending discrimination on the basis of race and national origin. Like other large financial institutions, the Corporation is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. These matters could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. The Corporation establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. However, the Corporation may still incur legal costs for a matter, even if a reserve has not been established.

Currently, the Corporation and three of its bank subsidiaries are the subject of regulatory proceedings in the form of the Consent Orders. The Corporation can provide no assurance as to the outcome or resolution of legal or administrative actions, and such actions may result in judgments against us for significant damages or the imposition of regulatory restrictions on our operations. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings.

The Corporation is subject to a variety of risks in connection with origination and sale of loans.

The Corporation originates residential mortgage loans and other loans, such as loans guaranteed, in part, by the U.S. Small Business Administration, all or portions of which are later sold in the secondary market to government sponsored enterprises or agencies, such as the Federal National Mortgage Association (Fannie Mae), and other non-government sponsored investors. In connection with such sales, the Corporation makes certain representations and warranties with respect to matters such as the underwriting, origination, documentation or other characteristics of the loans sold. The Corporation may be required to repurchase a loan, or to reimburse the purchaser of a loan for any related losses, if it is determined that the loan sold was in violation of representations or warranties made at the time of the sale, and, in some cases, if there is evidence of borrower fraud, in the event of early payment default by the borrower on the loan, or for other reasons. The Corporation maintains reserves for potential losses on certain loans sold, however, it is possible that losses incurred in connection with loan repurchases and reimbursement payments may be in excess of any applicable reserves, and the Corporation may be required to increase reserves and may sustain additional losses associated with such loan repurchases and reimbursement payments in the future, which could have a material adverse effect on the Corporation’s financial condition or results of operations.

In addition, the sale of residential mortgage loans and other loans in the secondary market serves as a source of non-interest income and liquidity for the Corporation, and can reduce its exposure to risks arising from changes in interest rates. Efforts to reform government sponsored enterprises and agencies, changes in the types of, or standards for, loans purchases by government sponsored enterprises or agencies and other investors, or the Corporation’s failure to maintain its status as an eligible seller of such loans may limit the Corporation’s ability to sell these loans. The inability of the Corporation to continue to sell these loans could reduce the Corporation’s non-interest income, limit the Corporation’s ability to originate and fund these loans in the future, and make managing interest rate risk more challenging, any of which could have a material adverse effect on the Corporation’s results of operations and financial condition.

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

•
The changes in organizational structure and the evolution of the Corporation’s culture that will be required to support the transition to the new business model may lead to dissatisfaction among employees, which could make it more difficult for the Corporation to retain key employees;

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

•
Operating expenses, particularly in the compliance and risk management areas, have been elevated, and such expenses may continue to increase in the future, as a result of Fulton Bank surpassing the $10 billion in assets threshold; and

•	Growth through acquisition to supplement organic growth is unlikely to occur while the Consent Orders referenced above are in place, due to an inability to obtain the required regulatory approvals.

To achieve profitable growth, the Corporation may pursue new lines of business or offer new products or services, all of which can involve significant costs, uncertainties and risks. Any new activity the Corporation pursues may require a significant investment of time and resources, and may not generate the anticipated return on that investment. In addition, the Corporation may not be able to effectively implement and manage any new activities. External factors, such as the need to comply with additional regulations, the availability, or introduction, of competitive alternatives in the market, and changes in customer preferences may also impact the successful implementation of any new activity. Any new activity could have a significant impact on the effectiveness of the Corporation’s system of internal controls. If the Corporation is not able to adequately identify and manage the risks associated with new activities, the Corporation’s business, results of operations and financial condition could be materially and adversely impacted.

The competition the Corporation faces is significant and may reduce the Corporation's customer base and negatively impact the Corporation's results of operations.

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulation than the Corporation is with respect to the products and services they provide and have different cost structures. Some of the Corporation's competitors have greater resources, higher lending limits, lower cost of funds and may offer other services not offered by the Corporation. The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and, as a result, may be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as funds transfers, payment services, residential mortgage loans, consumer loans and wealth and investment management services.

Competition may adversely affect the rates the Corporation pays on deposits and charges on loans, and could result in the loss of fee income, as well as the loss of customer deposits and the income generated from those deposits, thereby potentially adversely affecting the Corporation's profitability and its ability to continue to grow. The Corporation's profitability and continued growth depends upon its continued ability to successfully compete in the market areas it serves. See Item 1. "Business-Competition."

If the goodwill that the Corporation has recorded in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.

In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2017, the Corporation had $530.6 million of goodwill recorded on its balance sheet. The Corporation is required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

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

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in the Corporation’s financial statements, and these ultimate values may differ materially from those determined based on management’s estimates and assumptions. In addition, the Financial Accounting Standards Board ("FASB"), regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of the Corporation’s financial statements. Further, those bodies that establish and interpret the accounting standards (such as the FASB, the Securities and Exchange Commission, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how the Corporation records and reports its financial condition and results of operations. For example, during 2016, the FASB issued a new accounting standard, Accounting Standards Update 2016-13, that will require the recognition of credit losses on loans and other financial assets based on an entity’s current estimate of expected losses over the lifetime of each loan or other financial asset, referred to as the current expected credit loss ("CECL") model, as opposed to current accounting standards, which require recognition of losses on loans and other financial assets only when those losses are "probable." The Corporation’s adoption of this accounting standard, which is required for interim and annual reporting periods beginning after December 15, 2019, could materially affect the Corporation’s allowance for credit losses methodology, financial condition, capital levels and results of operations, including expenses the Corporation may incur in implementing this accounting standard. See "Note 1 - Summary of Significant Accounting Policies - Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

The Corporation’s business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information regarding customers, employees and others on a daily basis. While the Corporation performs some of the functions required to operate its business directly, it also outsources significant business functions, such as processing customer transactions, maintenance of customer-facing websites, including its online banking function, and developing software for new products and services, among others. These relationships require the Corporation to allow third parties to access, store, process and transmit customer information. As a result, the Corporation may be subject to cyber security risks directly, as well as indirectly through the vendors to whom it outsources business functions. The increased use of smartphones, tablets and other mobile devices, as well as cloud computing, may also heighten these and other operational risks. Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Company to regulatory investigations, litigation or enforcement require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation.

The Corporation attempts to reduce its exposure to its vendors’ cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions, among other things. The Corporation also uses monitoring and preventive controls to detect and respond to cyber threats to its own systems before they become significant. The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The additional cost to the Corporation of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security.

There can be no assurance that the measures employed by the Corporation to combat direct or indirect cyber threats will be effective. In addition, because the methods of cyber attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive control measures or proactively address these methods and the probability of a successful attack cannot be predicted. The Corporation’s or a vendor’s failure to promptly identify and counter a cyber attack may result in increased costs and consequences of a successful cyber attack. Although the Corporation maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses. Further, a successful cyber security attack that results in a significant loss of customer data or compromises our ability to function would have a material adverse effect on our business, reputation, financial condition and results of operation.

Account data compromise events at large retailers, health insurers, a national consumer credit reporting agency and others in recent years have resulted in heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact the Corporation’s current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which the Corporation is subject could result in higher compliance and technology costs and could restrict the Corporation’s ability to provide certain products and services, which could materially and adversely affect the Corporation’s profitability. The Corporation’s failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and governmental investigations and/or actions, litigation, fines, sanctions and damage to the Corporation’s reputation and its brand.

The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation’s operations. The costs of new technology, including personnel, can be high, in both absolute and relative terms. Many of the Corporation’s financial institution competitors have substantially greater resources to invest in technological improvements. In addition, new payment, credit and investment and wealth management services developed and offered by non-bank or non-traditional competitors pose an increasing threat to the products and services traditionally provided by financial institutions like the Corporation. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation’s business, financial condition and results of operations.

There can be no assurance, given the past pace of change and innovation that the Corporation’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Corporation and the needs of its customers.

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

Consistent with current regulatory guidance, the Corporation conducts an annual stress test using internal financial data and different economic scenarios provided by the Federal Reserve Board, and reports the results of the stress test to the Federal Reserve Board. The Corporation's board of directors and its senior management are required to consider the results of the annual stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. The results of future stress testing processes may lead the Corporation to retain additional capital or alter the mix of its capital components. In addition, the implementation of certain regulations with regard to regulatory capital could disproportionately affect the Corporation's regulatory capital position relative to that of its competitors, including those who may not be subject to the same regulatory requirements.

The fully phased-in capital standards under the U.S. Basel III Capital Rules require banks to maintain more capital than the minimum levels required under former regulatory capital standards. The new minimum regulatory capital requirements began to apply to the Corporation on January 1, 2015. The required minimum capital conservation buffer began to be phased in incrementally on January 1, 2016 and will be fully phased in on January 1, 2019. The failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or its bank subsidiaries or restricting the commencement of new activities, and such failure could subject the Corporation or its bank subsidiaries to a variety of enforcement remedies, including limiting the ability of the Corporation or its bank subsidiaries to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2017, the Corporation's current capital levels met the fully phased-in minimum capital requirements, including capital conservation buffers, as set forth in the U.S. Basel III Capital Rules. See Item 1. "Business-Supervision and Regulation-Capital Requirements."

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

Certain provisions of Pennsylvania corporate law applicable to the Corporation and the Corporation's Amended and Restated Articles of Incorporation and Bylaws include provisions which may be considered to be "anti-takeover" in nature because they may have the effect of discouraging or making more difficult the acquisition of control of the Corporation by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. These provisions are intended to protect the Corporation's shareholders by providing a measure of assurance that the Corporation's shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of the other shareholders. However, these provisions, taken as a whole, may also discourage a hostile tender offer, exchange offer, proxy solicitation or similar transaction relating to the Corporation's common stock, even if the accomplishment of a given transaction may be favorable to the interests of shareholders.

The ability of a third party to acquire the Corporation is also limited under applicable banking regulations. The BHCA requires any "bank holding company" (as defined in that Act) to obtain the approval of the Federal Reserve Board prior to acquiring more than 5% of the Corporation’s outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10% or more of the Corporation’s outstanding common stock under the Change in Bank Control Act of 1978 and, under certain circumstances, such approvals are required at an even lower ownership percentage. Any holder of 25% or more of the Corporation’s outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA. In addition, the delays associated with obtaining necessary regulatory approvals for acquisitions of interests in bank holding companies also tend to make more difficult certain methods of effecting acquisitions. While these provisions do not prohibit an acquisition, they would likely act as deterrents to an unsolicited takeover attempt.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2017. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	44	68	112
Fulton Bank of New Jersey	35	29	64
The Columbia Bank	6	25	31
Lafayette Ambassador Bank	4	17	21
FNB Bank, N.A.	5	1	6
Swineford National Bank	5	2	7
Total	99	142	241

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
As of December 31, 2017, the Corporation had 175.2 million shares of $2.50 par value common stock outstanding held by approximately 32,000 holders of record. The closing price per share of the Corporation’s common stock on February 15, 2018 was $18.60. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2017 and 2016:

	Price Range		Per Share Dividend
	High	Low
2017
First Quarter	$19.75	$16.90	$0.11
Second Quarter	19.90	16.85	0.11
Third Quarter	19.50	16.45	0.11
Fourth Quarter	19.45	17.30	0.14
2016
First Quarter	$13.74	$11.48	$0.09
Second Quarter	14.35	12.66	0.10
Third Quarter	14.86	12.91	0.10
Fourth Quarter	19.45	14.04	0.12
Restrictions on the Payments of Dividends
The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to the Corporation. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in Item 1. "Business;" Item 1A. "Risk Factors - The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments," under "Risks Related to an Investment in the Corporation’s Securities;" and "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation’s Amended and Restated Equity and Cash Incentive Compensation Plan ("Employee Equity Plan") and the number of securities remaining available for future issuance under the Employee Equity Plan, the 2011 Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,185,139	$10.66	13,307,915
Equity compensation plans not approved by security holders	—	—	—
Total	2,185,139	$10.66	13,307,915

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 840,358 performance-based restricted stock units ("PSUs"), which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, and includes 466,579 time-vested restricted stock units ("RSUs") granted under the Employee Equity Plan.
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity Plan.
(3) Consists of 11,076,430 shares that may be awarded under the Employee Equity Plan, 359,761 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 1,871,724 of shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2017 as the number of shares to be purchased is indeterminable until the time shares are issued.

Performance Graph
The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of Fulton Financial Corporation during the five-year period ended December 31, 2017, compared with (1) the NASDAQ Bank Index and (2) the Standard and Poor's 500 index ("S&P 500"). The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	Year Ending December 31
Index	2012	2013	2014	2015	2016	2017
Fulton Financial Corporation	$100.00	$139.83	$135.84	$147.31	$218.78	$213.66
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
NASDAQ Bank Index	$100.00	$136.62	$152.77	$156.15	$197.60	$233.94

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2017	2016	2015	2014	2013
SUMMARY OF INCOME
Interest income	$668,866	$603,100	$583,789	$596,078	$609,689
Interest expense	93,502	82,328	83,795	81,211	82,495
Net interest income	575,364	520,772	499,994	514,867	527,194
Provision for credit losses	23,305	13,182	2,250	12,500	40,500
Investment securities gains, net	9,071	2,550	9,066	2,041	8,004
Non-interest income, excluding investment securities gains	198,903	187,628	172,773	165,338	179,660
Loss on redemption of trust preferred securities	—	—	5,626	—	—
Non-interest expense, excluding loss on redemption of trust preferred securities	525,579	489,519	474,534	459,246	461,433
Income before income taxes	234,454	208,249	199,423	210,500	212,925
Income taxes	62,701	46,624	49,921	52,606	51,085
Net income	$171,753	$161,625	$149,502	$157,894	$161,840
PER COMMON SHARE
Net income (basic)	$0.98	$0.93	$0.85	$0.85	$0.84
Net income (diluted)	0.98	0.93	0.85	0.84	0.83
Cash dividends	0.47	0.41	0.38	0.34	0.32
RATIOS
Return on average assets	0.88%	0.88%	0.86%	0.93%	0.96%
Return on average equity	7.83	7.69	7.38	7.62	7.88
Return on average tangible equity (1)	10.33	10.30	10.01	10.31	10.76
Net interest margin	3.28	3.18	3.21	3.39	3.50
Efficiency ratio (1)	64.5	67.2	68.6	65.7	63.4
Dividend payout ratio	48.0	44.1	44.7	40.5	38.6
PERIOD-END BALANCES
Total assets	$20,036,905	$18,944,247	$17,914,718	$17,124,767	$16,934,634
Investment securities	2,547,956	2,559,227	2,484,773	2,323,371	2,568,434
Loans, net of unearned income	15,768,247	14,699,272	13,838,602	13,111,716	12,782,220
Deposits	15,797,532	15,012,864	14,132,317	13,367,506	12,491,186
Short-term borrowings	617,524	541,317	497,663	329,719	1,258,629
FHLB advances and long-term debt	1,038,346	929,403	949,542	1,139,413	883,584
Shareholders’ equity	2,229,857	2,121,115	2,041,894	1,996,665	2,063,187
AVERAGE BALANCES
Total assets	$19,580,367	$18,371,173	$17,406,843	$16,959,507	$16,811,337
Investment securities	2,547,914	2,469,564	2,347,810	2,485,292	2,715,546
Loans, net of unearned income	15,236,612	14,128,064	13,330,973	12,885,180	12,578,524
Deposits	15,481,221	14,585,545	13,747,113	12,867,663	12,473,184
Short-term borrowings	533,564	395,727	323,772	832,839	1,196,323
FHLB advances and long-term debt	1,034,444	959,142	1,023,972	965,601	889,461
Shareholders’ equity	2,193,863	2,100,634	2,026,883	2,071,640	2,053,821

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

	2017	2016	2015	2014	2013
	(in thousands, except per share data and percentages)
Return on average tangible equity
Net income	$171,753	$161,625	$149,502	$157,894	$161,840
Plus: Intangible amortization, net of tax	—	—	161	818	1,584
Numerator	$171,753	$161,625	$149,663	$158,712	$163,424

Average common shareholders' equity	$2,193,863	$2,100,634	$2,026,883	$2,071,640	$2,053,821
Less: Average goodwill and intangible assets	(531,556)	(531,556)	(531,618)	(532,425)	(534,431)
Average tangible shareholders' equity (denominator)	$1,662,307	$1,569,078	$1,495,265	$1,539,215	$1,519,390

Return on average tangible equity	10.33%	10.30%	10.01%	10.31%	10.76%

Efficiency ratio
Non-interest expense	$525,579	$489,519	$480,160	$459,246	$461,433
Less: Amortization of tax credit investments	(11,028)	—	—	—	—
Less: Intangible amortization	—	—	(247)	(1,259)	(2,438)
Less: Loss on redemption of trust preferred securities	—	—	(5,626)	—	—
Numerator	$514,551	$489,519	$474,287	$457,987	$458,995

Net interest income (fully taxable equivalent) (1)	$598,565	$541,271	$518,464	$532,322	$544,474
Plus: Total Non-interest income	207,974	190,178	181,839	167,379	187,664
Less: Investment securities gains, net	(9,071)	(2,550)	(9,066)	(2,041)	(8,004)
Denominator	$797,468	$728,899	$691,237	$697,660	$724,134

Efficiency ratio	64.5%	67.2%	68.6%	65.6%	63.4%

Non-performing assets to tangible equity and allowance for credit losses
Non-performing assets (numerator)	$144,582	$144,453	$155,913	$150,504	$169,329

Tangible equity	$1,698,301	$1,589,559	$1,510,338	$1,464,862	$1,530,111
Plus: Allowance for credit losses	176,084	171,325	171,412	185,931	204,917
Tangible equity and allowance for credit losses (denominator)	$1,874,385	$1,760,884	$1,681,750	$1,650,793	$1,735,028
Non-performing assets to tangible common shareholders' equity and allowance for credit losses	7.71%	8.20%	9.27%	9.12%	9.76%

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

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the effects of the extensive level of regulation and supervision to which the Corporation and its bank subsidiaries are subject;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

•	the potential for negative consequences from regulatory violations, investigations and examinations including potential supervisory actions and the assessment of fines and penalties;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement orders applicable to the Corporation and three of its bank subsidiaries by federal and state bank regulatory agencies requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

•	the continuing impact of the Dodd-Frank Act on the Corporation's business and results of operations;

•
the effects of, and uncertainty surrounding, new legislation, changes in regulation and government policy, and changes in leadership at the federal banking agencies, which could result in significant changes in banking and financial services regulation;

•	the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact money supply and market interest rates;

•	the effects of changes in U.S. federal, state or local tax laws;

•	the effects of negative publicity on the Corporation’s reputation;

•	the effects of adverse outcomes in litigation and governmental or administrative proceedings;

•	the potential to incur losses in connection with repurchase and indemnification payments related to sold loans;

•
the Corporation's ability to obtain regulatory approvals to consolidate its bank subsidiaries and achieve intended reductions in the time, expense and resources associated with regulatory compliance from such consolidations;

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

•	the impact of failures of third parties upon which the Corporation relies to perform in accordance with contractual arrangements;

•	the failure or circumvention of the Corporation’s system of internal controls;

•	the loss of, or failure to safeguard, confidential or proprietary information;

•	the Corporation’s failure to identify and to address cyber-security risks, including data breaches and cyber attacks;

•	the Corporation’s ability to keep pace with technological changes;

•	the Corporation’s ability to attract and retain talented personnel;

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2017	2016
Net income (in thousands)	$171,753	$161,625
Diluted net income per share	$0.98	$0.93
Return on average assets	0.88%	0.88%
Return on average equity	7.83%	7.69%
Return on average tangible equity (1)	10.33%	10.30%
Net interest margin (2)	3.28%	3.18%
Efficiency ratio (1)	64.5%	67.2%
Non-performing assets to total assets	0.72%	0.76%
Annualized net charge-offs to average loans	0.12%	0.09%

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

Following is a summary of the financial highlights for the year ended December 31, 2017:

•
Net Income Per Share Growth - Diluted net income per share increased $0.05, or 5.4%, to $0.98 per diluted share, compared to $0.93 in 2016. This increase was due to an increase in net income of $10.1 million, or 6.3%, partially offset by a $1.5 million, or 0.9%, increase in weighted average diluted shares outstanding in comparison to 2016. The increase in net income was driven by a $54.6 million, or 10.5%, increase in net interest income and a $17.8 million, or 9.4%, increase in non-interest income, including a $6.5 million increase in investment securities gains, which were offset by a $10.1 million increase in the provision for credit losses, a $36.1 million, or 7.4%, increase in non-interest expense and a $15.6 million income tax expense charge arising from tax reform legislation enacted late in the fourth quarter, as further discussed below.

•
Net Interest Income Growth - The $54.6 million increase in net interest income resulted from growth in interest-earning assets and the impact of a 10 basis point increase in the net interest margin, reflecting the impact of multiple rate increases by the Federal Reserve Bank (FRB) in 2016 and 2017.

◦
Net Interest Margin - For the year ended December 31, 2017, the net interest margin increased 10 basis points, or 3.1%, in comparison to 2016, driven by a 13 basis point increase in yields on interest-earning assets, partially offset by a 3 basis point increase in the cost of funds.

◦
Loan Growth - Average loans increased $1.1 billion, or 7.8%, in comparison to 2016, with notable increases in commercial and residential mortgages, commercial - industrial, financial and agricultural, and construction loans. The Corporation's loan growth occurred throughout all of its geographic markets.

◦
Deposit Growth - Average deposits increased $895.7 million, or 6.1%, in comparison to 2016. The increase was the result of growth in demand and savings accounts, partially offset by a decrease in time deposits. At December 31, 2017, the loan-to-deposit ratio was to 99.8%, as compared to 97.9% at December 31, 2016.

•
Provision for credit losses - The provision for credit losses increased $10.1 million to $23.3 million for the year ended December 31, 2017, primarily driven by growth in the loan portfolio and an increase in the reserve for unfunded lending commitments.

•
Non-Interest Income - Non-interest income, excluding securities gains, increased $11.3 million, or 6.0%, in comparison to 2016, primarily driven by a $5.1 million net gain recognized on the settlement of litigation, and increases in investment management and trust services income, Small Business Administration ("SBA") lending income, debit and credit card income and merchant fees.

•
Investment Securities Gains - Investment securities gains totaled $9.1 million in comparison to $2.6 million in 2016. Gains on the sales of financial institution common stocks of $13.6 million were partially offset by approximately $4.5 million of losses on debt securities sales as a result of repositioning the investment portfolio.

•
Non-Interest Expense - Non-interest expense increased $36.1 million, or 7.4%, in comparison to 2016, driven largely by the amortization of tax credit investments, higher salaries and employee benefits expense, state taxes, other outside services and the write-off of certain accumulated capital expenditures related to technology initiatives in commercial banking.

•
Income Taxes - Income tax expense for 2017 resulted in an effective tax rate ("ETR") of 26.7%, as compared to 22.4% for 2016. Included in 2017 income tax expense was a charge of $15.6 million, or 6.7%, of income before income taxes. This amount reflects an estimated reduction in the value of the net deferred tax asset as a result of the U.S. corporate income tax rate decrease included in the Tax Cuts and Jobs Act of 2017 ("Tax Act"). Absent the impact of the rate reduction, income tax expense for 2017 would have been approximately $47.1 million, or 20.1%, of income before income taxes. The decrease in the ETR, absent the $15.6 million charge, from 2016 to 2017, was related to increases in tax credit investments and related net tax credits and the impact of the adoption of the Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") 2016-09, Improvements to Employee Share-based Payments Accounting, in the first quarter of 2017. See "Note 1 - Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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
Allowance for Credit Losses - The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and letters of credit and is recorded in other liabilities on the consolidated balance sheet.

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

For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral-dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated appraisals performed by state certified third-party appraisers for impaired loans secured predominately by real estate every 12 months.
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

•
Proper measurement of allowance needs for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20. For loan loss allocation purposes, loans are segmented into pools with similar characteristics. These pools are established by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, net of unearned income," within "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

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

•
Overall assessment of the risk profile of the loan portfolio. The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type. Prior to 2017, the Corporation maintained an unallocated allowance for credit losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary.

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

The Corporation has categorized all assets and liabilities measured at fair value either on a recurring or nonrecurring basis into the above three levels.

The determination of fair value for assets categorized as Level 3 items involves a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The Corporation's Level 3 assets include available for sale debt securities in the form of pooled trust preferred securities, certain single-issuer trust preferred securities issued by financial institutions and auction rate securities. The Corporation also categorizes impaired loans, net of allowance allocations, other real estate owned ("OREO") and mortgage servicing rights ("MSRs") as Level 3 assets measured at fair value on a nonrecurring basis.

The Corporation engages third-party valuation experts to assist in valuing interest rate swap derivatives and most available-for-sale investment securities, both measured at fair value on a recurring basis, and MSRs, which are measured at fair value on a non-recurring basis. The pricing data and market quotes the Corporation obtains from outside sources are reviewed internally for reasonableness.

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

The following table provides a comparative average balance sheet and net interest income analysis for 2017 compared to 2016 and 2015. Interest income and yields are presented on an FTE basis, using a 35% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2017			2016			2015
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$15,236,612	$620,803	4.07%	$14,128,064	$558,472	3.95%	$13,330,973	$537,979	4.04%
Taxable investment securities (3)	2,132,426	47,029	2.21	2,128,497	44,975	2.11	2,093,829	45,279	2.16
Tax-exempt investment securities (3)	407,157	17,794	4.37	327,098	14,865	4.54	230,633	12,120	5.26
Equity securities (3)	8,331	500	6.00	13,969	780	5.58	23,348	1,295	5.54
Total investment securities	2,547,914	65,323	2.56	2,469,564	60,620	2.45	2,347,810	58,694	2.50
Loans held for sale	20,008	876	4.38	19,697	728	3.70	19,937	801	4.02
Other interest-earning assets	451,015	5,066	1.12	407,471	3,779	0.93	447,354	4,785	1.07
Total interest-earning assets	18,255,549	692,068	3.79	17,024,796	623,599	3.66	16,146,074	602,259	3.73
Noninterest-earning assets:
Cash and due from banks	108,523			104,772			105,359
Premises and equipment	219,960			227,047			226,436
Other assets (3)	1,168,759			1,179,437			1,103,427
Less: Allowance for loan losses	(172,424)			(164,879)			(174,453)
Total Assets	$19,580,367			$18,371,173			$17,406,843
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,831,865	$12,976	0.34%	$3,552,886	$6,654	0.19%	$3,255,192	$4,299	0.13%
Savings deposits	4,468,205	13,477	0.30	4,054,970	7,981	0.20	3,677,079	5,435	0.15
Brokered deposits	49,126	613	1.25	—	—	—	—	—	—
Time deposits	2,721,724	30,726	1.13	2,825,722	30,058	1.06	2,988,648	30,748	1.03
Total interest-bearing deposits	11,070,920	57,792	0.52	10,433,578	44,693	0.43	9,920,919	40,482	0.41
Short-term borrowings	533,564	2,779	0.52	395,727	855	0.21	323,772	372	0.11
Long-term debt	1,034,444	32,932	3.18	959,142	36,780	3.83	1,023,972	42,941	4.19
Total interest-bearing liabilities	12,638,928	93,503	0.74	11,788,447	82,328	0.70	11,268,663	83,795	0.74
Noninterest-bearing liabilities:
Demand deposits	4,410,301			4,151,967			3,826,194
Other	337,275			330,125			285,103
Total Liabilities	17,386,504			16,270,539			15,379,960
Shareholders’ equity	2,193,863			2,100,634			2,026,883
Total Liabilities and Shareholders' Equity	$19,580,367			$18,371,173			$17,406,843
Net interest income/net interest margin (FTE)		598,565	3.28%		541,271	3.18%		518,464	3.21%
Tax equivalent adjustment		(23,201)			(20,499)			(18,470)
Net interest income		$575,364			$520,772			$499,994
(1)Includes dividends earned on equity securities.
(2)Includes non-performing loans.
(3)Includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
Note: The weighted average interest rate on total average interest-bearing liabilities and average non-interest bearing demand deposits (“cost of funds”) was 0.55%, 0.52% and 0.56% for the years ended December 31, 2017, 2016 and 2015 respectively.

The following table summarizes the changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2017 vs. 2016 Increase (decrease) due to change in			2016 vs. 2015 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$44,822	$17,509	$62,331	$31,676	$(11,183)	$20,493
Taxable investment securities	83	1,971	2,054	743	(1,047)	(304)
Tax-exempt investment securities	3,268	(339)	2,929	4,551	(1,806)	2,745
Equity securities	(309)	29	(280)	(524)	10	(514)
Loans held for sale	12	136	148	(10)	(63)	(73)
Other interest-earning assets	433	854	1,287	(404)	(603)	(1,007)
Total interest income	$48,309	$20,160	$68,469	$36,032	$(14,692)	$21,340
Interest expense on:
Demand deposits	$562	$5,760	$6,322	$423	$1,932	$2,355
Savings deposits	884	4,612	5,496	603	1,943	2,546
Brokered deposits	613	—	613	—	—	—
Time deposits	(781)	1,449	668	(1,711)	1,021	(690)
Short-term borrowings	379	1,545	1,924	106	377	483
Long-term debt	1,732	(5,580)	(3,848)	(2,620)	(3,541)	(6,161)
Total interest expense	$3,389	$7,786	$11,175	$(3,199)	$1,732	$(1,467)

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2017 to 2016

FTE net interest income increased $57.3 million, or 10.6%, to $598.6 million in 2017. Net interest margin increased 10 basis points to 3.28% in 2017 from 3.18% in 2016.

As summarized above, FTE interest income increased $48.3 million as the result of a $1.2 billion, or 7.2%, increase in average interest-earning assets, primarily loans. The 13 basis point increase in the yield on interest-earning assets resulted in a $20.2 million increase in FTE interest income. The yield on the loan portfolio increased 12 basis points, to 4.07%, largely due to the 25 basis point increases in the federal funds rate that occurred in each of December 2016 and March and June 2017.

Interest expense increased $11.2 million, with a 4 basis point increase in the rate on average interest-bearing liabilities, contributing $7.8 million, to this increase. The increase in the cost of interest-bearing liabilities reflects a 9 basis point increase in the cost of interest-bearing deposits primarily due to promotional campaigns and increasing interest rates for deposit balances for which the interest rate is linked to an index, which was partially offset by lower long-term borrowing costs due to debt refinancings in 2017 and prior years. In addition, the $850.5 million, or 7.2%, increase in average interest-bearing liabilities accounted for $3.4 million of the increase in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	2017		2016		Increase (Decrease) in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$6,161,731	4.04%	$5,636,696	3.98%	$525,035	9.3%
Commercial - industrial, financial and agricultural	4,236,810	4.01	4,080,854	3.78	155,956	3.8
Real estate - residential mortgage	1,779,270	3.80	1,464,744	3.77	314,526	21.5
Real estate - home equity	1,582,705	4.38	1,651,112	4.08	(68,407)	(4.1)
Real estate - construction	921,879	4.08	824,182	3.79	97,697	11.9
Consumer	304,162	4.99	276,792	5.36	27,370	9.9
Leasing and other	250,055	5.10	193,684	5.83	56,371	29.1
Total	$15,236,612	4.07%	$14,128,064	3.95%	$1,108,548	7.8%

Average loans increased $1.1 billion, or 7.8%, which contributed $44.8 million to the increase in FTE interest income. In addition, the average yield on the loan portfolio increased 12 basis points, contributing $17.5 million to the increase in FTE interest income. The increase in average yields on loans was driven by the repricing of existing variable and adjustable rate loans as a result of increases in the prime rate and the London Interbank Offered Rate ("LIBOR"), which are the indexes used to determine the interest rates on many of the loans in the Corporation's portfolio.

The increase in average loans resulted from growth in the commercial mortgage and residential mortgage portfolios, as well as the commercial loan, construction and leasing portfolios. The $525.0 million, or 9.3%, growth in commercial mortgages occurred in both owner-occupied and investment property types and was realized in all geographic markets, but largely in Pennsylvania. The $314.5 million, or 21.5%, increase in residential mortgages was also realized across all geographic markets, with the most significant increases occurring in Maryland, Virginia and Pennsylvania. This growth was, in part, related to new product offerings and marketing efforts focused on specific customer segments, including loans to low- to moderate-income and minority borrowers, and loans to borrowers located in low- to moderate-income and majority-minority geographies. The $156.0 million, or 3.8%, increase in commercial loans was spread across a broad range of industries and concentrated in Pennsylvania.

Average investment securities increased $78.4 million, or 3.2%, in comparison to 2016, which contributed $3.0 million to the increase in FTE interest income. The average yield on investment securities increased 11 basis points, contributing $1.7 million to the increase in FTE interest income. Other interest-earning assets increased $43.5 million, or 10.7%, and the yield increased 19 basis points in comparison to 2016. Combined, these increases contributed $1.3 million to the increase FTE interest income.

Interest-bearing deposits contributed $13.1 million to the increase in interest expense, increasing $637.3 million, or 6.1%, in comparison to 2016 showing a 15 and 10 basis point increase, respectively, in the rate on average interest-bearing demand and savings deposits. These increases contributed $6.3 million and $5.5 million, respectively, to the increase in interest expense.

The average cost of interest-bearing deposits increased 9 basis points to 0.52% in 2017 from 0.43% in 2016, due to increases in the rates on all types of interest-bearing deposits.

Average deposits and interest rates, by type, are summarized in the following table:

	2017			2016		Increase (Decrease) in Balance
	Balance	Rate		Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,410,301	—%		$4,151,967	—%	$258,334	6.2%
Interest-bearing demand	3,831,865	0.34		3,552,886	0.19	278,979	7.9
Savings and money market accounts	4,468,205	0.30		4,054,970	0.20	413,235	10.2
Total demand and savings	12,710,371	0.12		11,759,823	0.12	950,548	8.1
Brokered deposits	49,126	1.25	—	—	—	49,126	N/M
Time deposits	2,721,724	1.13		2,825,722	1.06	(103,998)	(3.7)
Total deposits	$15,481,221	0.37%		$14,585,545	0.31%	$895,676	6.1%
N/M - Not meaningful

The $950.5 million, or 8.1%, increase in average total demand and savings account balances was primarily due to a $549.9 million, or 10.1%, increase in personal account balances, a $242.8 million, or 5.7%, increase in business account balances, and a $147.7 million, or 7.4%, increase in state and municipal account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks. Under the agreement with the third party, generally, no more than $100 million of excess cash in accounts of customers of the third party may be swept into the omnibus deposit accounts. The average balance in the omnibus accounts was $49.1 million in 2017 and is shown as “brokered deposits” in the above table. This source of customer funding is considered to be both geographically diverse and relatively stable, with balances in the omnibus deposit accounts bearing interest at a rate based on the federal funds rate.

Total average short-term borrowings and long-term debt increased $213.1 million, or 15.7%, while the total average cost of these funds decreased 50 basis points to 2.28%. The net effect of these offsetting changes was a $1.9 million decrease in interest expense. The increase in average balances reflects the need for additional funding to support average loan growth as increases in average deposits were somewhat lower.

Average borrowings and interest rates, by type, are summarized in the following table:

	2017		2016		Increase in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$188,769	0.12%	$184,978	0.11%	$3,791	2.0%
Customer short-term promissory notes	108,649	0.31	72,224	0.03	36,425	50.4
Total short-term customer funding	297,418	0.19	257,202	0.09	40,216	15.6
Federal funds purchased	163,102	0.92	127,604	0.45	35,498	27.8
Short-term FHLB advances (1)	73,044	0.94	10,921	0.43	62,123	N/M
Total short-term borrowings	533,564	0.52	395,727	0.21	137,837	34.8
Long-term debt:
FHLB Advances	640,737	2.31	597,211	3.12	43,526	7.3
Other long-term debt	393,707	4.61	361,931	5.01	31,776	8.8
Total long-term debt	1,034,444	3.18	959,142	3.83	75,302	7.9
Total	$1,568,008	2.28%	$1,354,869	2.78%	$213,139	15.7%
N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total average short-term borrowings increased $137.8 million, or 34.8%, due to an increase in average short-term FHLB advances, customer short-term promissory notes and federal funds purchased. The cost of average short-term borrowings increased 31 basis points to 0.52% in 2017, largely due to the FRB rate increases.

Average other long-term debt increased $31.8 million due mainly to the issuance of $125.0 million of senior notes in March 2017, partially offset by the repayment of $100.0 million of 10-year subordinated notes, which matured on May 1, 2017. The 65 basis point, or 17.0%, decrease in the average rate on long-term debt was the result of the interest rate differential on the senior notes and subordinated notes, and $200 million of FHLB advances that were refinanced in December of 2016, which reduced the weighted average rate on these advances from 4.03% to 2.40%.

Comparison of 2016 to 2015

FTE net interest income increased $22.8 million, or 4.4%, to $541.3 million in 2016. Net interest margin decreased 3 basis points, to 3.18% in 2016 from 3.21% in 2015.

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

Average loans increased $797.1 million, or 6.0%, which contributed $31.7 million to the increase in FTE interest income. This increase was partially offset by an $11.2 million decrease in FTE interest income as a result of a 9 basis point decline in the average yield on the loan portfolio. The increase in average loans was driven largely by growth in the commercial mortgage, commercial loan, construction, residential mortgage and leasing portfolios. The commercial mortgage growth was realized in all geographic markets, but largely in Pennsylvania. The decrease in average yields on loans was attributable to repayments of higher-yielding loans, refinancing activity at lower rates, and new loan production at rates lower than the overall portfolio yield.

Average investment securities increased $121.8 million, or 5.2%, in comparison to 2015. The average yield on investment securities decreased 5 basis points to 2.45% in 2016 from 2.50% in 2015. Other interest earning assets decreased $39.9 million, or 8.9%.

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

The average cost of interest-bearing deposits increased 2 basis points to 0.43% in 2016 from 0.41% in 2015, primarily due to an increase in the rates on all interest-bearing deposits.

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

The cost of average short-term borrowings increased 10 basis points, to 0.21% in 2016, largely due to the FRB increasing the federal funds interest rate by 25 basis points in December 2015. The cost of average long-term debt decreased 36 basis points, to 3.83% in 2016, as the result of certain refinancing activities for FHLB advances and other long-term debt.

In June 2015, the Corporation issued $150 million of subordinated debt at an effective rate of 4.69%. The proceeds of this issuance were used to redeem $150 million of trust preferred securities, with an effective rate of 6.52%, in July 2015.

In the third quarter of 2015, the Corporation executed two transactions to restructure its long-term FHLB advances. First, $200 million of FHLB advances, with a weighted average rate of 4.45% which matured in the first quarter of 2017, were refinanced with new advances maturing from September 2019 to December 2020, at a weighted average rate of 2.95%. This transaction reduced interest expense on a quarterly basis by approximately $750,000, beginning in the fourth quarter of 2015. Second, forward agreements were executed to refinance an additional $200 million of FHLB advances which matured in December 2016. These new advances have maturity dates from March 2021 to December 2021 and will reduce the weighted average rate on these advances from 4.03% to 2.40% and decreased interest expense on a quarterly basis by approximately $800,000 beginning in the first quarter of 2017.

Provision for Credit Losses

The provision for credit losses was $23.3 million in 2017, an increase of $10.1 million in comparison to 2016. The provision for credit losses for 2016 was $13.2 million, an increase of $10.9 million in comparison to 2015. The increase in the provision for credit losses was primarily driven by loan growth and a $3.5 million increase in loss allocations for off balance sheet exposures.

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

Non-Interest Income and Expense
Comparison of 2017 to 2016
Non-Interest Income
The following table presents the components of non-interest income for 2017 and 2016:

			Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Other service charges and fees:
Merchant fees	16,845	16,136	709	4.4
Debit card income	11,905	11,236	669	6.0
Commercial loan interest rate swap fees	11,694	11,560	134	1.2
Letter of credit fees	4,403	4,504	(101)	(2.2)
Foreign exchange income	1,759	1,555	204	13.1
Other	6,253	6,482	(229)	(3.5)
Total other service charges and fees	52,859	51,473	1,386	2.7
Service charges on deposit accounts:
Overdraft fees	$22,569	$22,175	$394	1.8%
Cash management fees	14,444	14,183	261	1.8
Other	13,993	14,988	(995)	(6.6)
Total service charges on deposit accounts	51,006	51,346	(340)	(0.7)
Investment management and trust services	49,249	45,270	3,979	8.8
Mortgage banking income:
Gain on sales of mortgage loans	13,036	15,685	(2,649)	(16.9)
Mortgage servicing income	6,892	3,730	3,162	84.8
Total mortgage banking income	19,928	19,415	513	2.6
Other non-interest income:
Credit card income	10,920	10,252	668	6.5
SBA lending income	3,511	2,425	1,086	N/M
Other income	11,430	7,447	3,983	53.5
Total other income	25,861	20,124	5,737	28.5
Total, excluding investment securities gains	198,903	187,628	11,275	6.0
Investment securities gains	9,071	2,550	6,521	N/M
Total	$207,974	$190,178	$17,796	9.4%
N/M - Not meaningful

Excluding investment securities gains, non-interest income increased $11.3 million, or 6.0%, for the year ended December 31, 2017, as compared to the same period in 2016. In the fourth quarter of 2017, the Corporation recognized a net gain of $5.1 million upon the settlement of litigation, included in other income in the table above. Excluding this settlement, non-interest income increased $6.2 million, or 3.3%, in 2017.

Other service charges and fees increased $1.4 million, or 2.7%, mainly due to increases in merchant fees and debit card income, as transaction volumes increased.

Investment management and trust services income increased $4.0 million, or 8.8%, with growth in both trust and brokerage income, due to overall market performance and an increase in assets under management to $7.1 billion at December 31, 2017, compared to $6.2 billion at December 31, 2016.

Gains on sales of mortgage loans decreased $2.6 million, or 16.9%, compared to the same period in 2016, as both volumes and pricing spreads decreased. Mortgage servicing income increased $3.2 million compared to the same period in 2016 due mainly to a $1.3 million reduction to the MSR valuation allowance in 2017, as compared to net increases to the valuation allowance of $1.3 million in 2016, recorded as reductions to servicing income. Excluding the impact of the MSR valuation allowance adjustments in both periods, mortgage servicing income increased $560,000, or 11.1%, reflecting lower MSR amortization due to slowing prepayments. For more information, see Note 7, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Investment securities gains totaled $9.1 million, in comparison to $2.6 million in 2016, as the Corporation recognized gains on the sales of financial institution common stocks. These gains were partially offset by approximately $4.5 million of pre-tax net losses as result of the Corporation repositioning its investment portfolio through the sale of certain debt securities during 2017. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional details.

Non-Interest Expense
The following table presents the components of non-interest expense for 2017 and 2016:

			Increase
	2017	2016	$	%
	(dollars in thousands)
Salaries and employee benefits	$290,130	$283,353	$6,777	2.4%
Net occupancy expense	49,708	47,611	2,097	4.4
Data processing and software	38,735	36,919	1,816	4.9
Other outside services	27,501	23,883	3,618	15.1
Equipment expense	12,935	12,788	147	1.1
Professional fees	12,688	11,004	1,684	15.3
FDIC insurance	11,049	9,767	1,282	13.1
Amortization of tax credit investments	11,028	—	11,028	N/M
State taxes	10,051	6,405	3,646	56.9
Marketing	8,034	7,044	990	14.1
Operating risk loss	4,342	2,815	1,527	54.2
Other	49,378	47,930	1,448	3.0
Total	$525,579	$489,519	$36,060	7.4%

N/M - Not meaningful

The $6.8 million, or 2.4%, increase in salaries and employee benefits during the year ended December 31, 2017, in comparison to the same period during 2016, primarily resulted from a $7.5 million, or 3.2%, increase in salaries, resulting from annual merit increases and an increase in staffing levels. The average number of full-time equivalent employees increased 2.3%, to 3,569, in 2017, as compared to 3,490 in 2016. These increases were partially offset by decreases in incentive compensation.

The $2.1 million, or 4.4%, increase in net occupancy expense was primarily driven by increases in rent expense, property tax expense and other occupancy expenses.

The $1.8 million, or 4.9%, increase in data processing and software resulted from higher transaction volumes, contractual increases in third-party service provider costs and the implementation of additional systems.

Other outside services increased $3.6 million, or 15.1%, largely due to consulting services related to pre-bank consolidation efforts, technology initiatives and continued investments in commercial banking technology initiatives.

Professional fees consist of legal and audit fees. Increases were realized mainly in legal fees in 2017 as a result of various legal proceedings, including those discussed in Note 17 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

FDIC insurance expense increased $1.3 million, or 13.1%, reflecting the Corporation's largest banking subsidiary exceeding $10 billion in assets and becoming subject to the higher premium assessments applicable to institutions of that size, and balance sheet growth.

As a result of changes in the types of tax credit investments and related accounting requirements, amortization expense for certain types of tax credit investments, totaling $11.0 million, is now classified in non-interest expense, rather than income taxes.

State taxes increased $3.6 million, or 56.9%, due to legislated increases in the Pennsylvania bank shares tax rate and certain sales tax liabilities.

Marketing expense increased $990,000, or 14.1%, compared to the same period in 2016, due to an increase in the number of marketing promotions. In 2017, many of these promotions were focused on deposit generation.

The $1.4 million increase in other expense was primarily driven by the $3.4 million write-off of certain accumulated capital expenditures related to in-process technology initiatives in commercial banking due to a strategic shift to an alternative solution. This compares to $1.8 million of property write-downs in 2016 related to a branch closure and the reconfiguration of a building as part of a long-term facilities plan.

Comparison of 2016 to 2015

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Other service charges and fees:
Merchant fees	16,136	15,037	1,099	7.3
Commercial loan interest rate swap fees	11,560	5,518	6,042	109.5
Debit card income	11,236	10,748	488	4.5
Letter of credit fees	4,504	4,809	(305)	(6.3)
Foreign currency processing income	1,555	1,436	119	8.3
Other	6,482	6,444	38	0.6
Total other service charges and fees	51,473	43,992	7,481	17.0
Service charges on deposit accounts:
Overdraft fees	$22,175	$21,500	$675	3.1%
Cash management fees	14,183	13,342	841	6.3
Other	14,988	15,255	(267)	(1.8)
Total service charges on deposit accounts	51,346	50,097	1,249	2.5
Investment management and trust services	45,270	44,056	1,214	2.8
Mortgage banking income:
Gain on sales of mortgage loans	15,685	13,264	2,421	18.3
Mortgage servicing income	3,730	4,944	(1,214)	(24.6)
Total mortgage banking income	19,415	18,208	1,207	6.6
Other non-interest income:
Credit card income	10,252	9,638	614	6.4
SBA lending income	2,425	100	2,325	N/M
Other income	7,447	6,682	765	11.4
Total other income	20,124	16,420	3,704	22.6
Total, excluding investment securities gains	187,628	172,773	14,855	8.6
Investment securities gains	2,550	9,066	(6,516)	(71.9)
Total	$190,178	$181,839	$8,339	4.6%
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

SBA lending income increased $1.8 million compared to 2015. Other income increased $1.3 million, or 20.2%, due mainly to an increase in the cash surrender value of insurance contracts on directors and employees.

Gains on sales of investment securities decreased $6.5 million compared to 2015. See "Note 3 - Investment Securities," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional details.

Non-Interest Expense
The following table presents the components of non-interest expense:

			Increase (Decrease)
	2016	2015	$	%
	(dollars in thousands)
Salaries and employee benefits	$283,353	$260,832	$22,521	8.6%
Net occupancy expense	47,611	47,777	(166)	(0.3)
Other outside services	23,883	27,785	(3,902)	(14.0)
Data processing and software	36,919	34,640	2,279	6.6
Equipment expense	12,788	14,514	(1,726)	(11.9)
FDIC insurance	9,767	11,470	(1,703)	(14.8)
Professional fees	11,004	11,244	(240)	(2.1)
Marketing	7,044	7,324	(280)	(3.8)
Loss on redemption of trust preferred securities	—	5,626	(5,626)	N/M
Other	57,150	58,948	(1,798)	(3.1)
Total	$489,519	$480,160	$9,359	1.9%

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

Income Taxes

On December 22, 2017, the President signed the Tax Act. The Tax Act, among other things; lowers the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21%, limits the deductibility of FDIC insurance premiums, and eliminates the exception under prior law that permitted publicly held corporations to deduct compensation paid to certain executive officers in excess of $1 million if that compensation was performance based. Based on the Corporation's projections for 2018, it anticipates the new limitations on the deductibility of FDIC insurance premiums and certain compensation paid to the Corporation's executive officers will have an immaterial impact on its effective tax rate.

Income taxes for the year ended December 31, 2017 totaled $62.7 million, an increase of $16.1 million, or 34.5%, from 2016. This increase was primarily a result of recording in the fourth quarter of 2017 a charge of $15.6 million for the re-measurement of the net deferred tax asset due to the reduction of the U.S. corporate income tax rate as a result of the passage of the Tax Act. This increase in income tax was partially offset by increases in tax credit investments and related net tax credits and the adoption of the FASB ASU 2016-09, "Improvements to Employee Share-based Payments Accounting," in the first quarter of 2017. The Corporation’s ETR was 26.7% for the year ended December 31, 2017, as compared to 22.4% in 2016 and 25.0% in 2015. Absent the $15.6 million charge, the ETR would have been 20.1% in 2017. The ETR is generally lower than the federal statutory rate of 35% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities, credits earned from investments in community development projects that generate tax credits under various federal programs and excess tax benefits realized on stock-based compensation. In 2017, amortization of certain new tax credit investments was recorded in non-interest expense, rather than as a component of income tax expense.

The Corporation is evaluating the impact of the Tax Act on its 2018 ETR. While the ETR is expected to be lower than in 2017 as a result of the decrease in the U.S. corporate statutory tax rate, the level of tax credit investment amortization and related tax credits may impact the ETR.

For additional information regarding income taxes and further discussion regarding the impact of the Tax Act, see "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

FINANCIAL CONDITION
The table below presents condensed consolidated ending balance sheets.

	December 31,		Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$108,291	$118,763	$(10,472)	(8.8)%
Other interest-earning assets	354,566	291,252	63,314	21.7
Loans held for sale	31,530	28,697	2,833	9.9
Investment securities	2,547,956	2,559,227	(11,271)	(0.4)
Loans, net of allowance	15,598,337	14,530,593	1,067,744	7.3
Premises and equipment	222,802	217,806	4,996	2.3
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	641,867	666,353	(24,486)	(3.7)
Total Assets	$20,036,905	$18,944,247	$1,092,658	5.8%
Liabilities and Shareholders’ Equity
Deposits	$15,797,532	$15,012,864	$784,668	5.2%
Short-term borrowings	617,524	541,317	76,207	14.1
Long-term debt	1,038,346	929,403	108,943	11.7
Other liabilities	353,646	339,548	14,098	4.2
Total Liabilities	17,807,048	16,823,132	983,916	5.8
Total Shareholders’ Equity	2,229,857	2,121,115	108,742	5.1
Total Liabilities and Shareholders’ Equity	$20,036,905	$18,944,247	$1,092,658	5.8%

Other Interest-Earning Assets

The $63.3 million, or 21.7%, increase in other interest-earning assets was primarily due to higher balances on deposit with the FRB and higher interest-bearing deposits with other banks.

Investment Securities
The following table presents the carrying amount of investment securities, which were all classified as available for sale, as of December 31:

	2017	2016	2015
	(in thousands)
U.S. Government sponsored agency securities	$5,938	$134	$25,136
State and municipal securities	408,949	391,641	262,765
Corporate debt securities	97,309	109,409	96,955
Collateralized mortgage obligations	602,623	593,860	821,509
Residential mortgage-backed securities	1,120,796	1,317,838	1,158,835
Commercial mortgage-backed securities	212,755	24,563	—
Auction rate securities	98,668	97,256	98,059
Total debt securities	2,547,038	2,534,701	2,463,259
Equity securities	918	24,526	21,514
Total	$2,547,956	$2,559,227	$2,484,773
Total investment securities decreased $11.3 million, or 0.4%, to $2.5 billion at December 31, 2017. Residential mortgage-backed securities decreased $197.0 million, or 15.0%, as the Corporation began investing in U.S. agency-backed commercial mortgage-backed securities in order to diversify the investment portfolio. U.S. agency-backed commercial mortgage-backed securities increased $188.2 million compared to December 31, 2016. Equity securities decreased $23.6 million as the Corporation sold holdings in its financial institutions stocks to take advantage of increases in values. The net pre-tax unrealized loss on available for sale investment securities was $27.8 million as of December 31, 2017, compared to $35.0 million as of December 31, 2016. The improvement in the unrealized loss reflected, in part, the realized loss of $4.6 million on the sale of certain collateralized mortgage obligations as part of repositioning investments in that sector. In addition, there was significant improvement in municipal bond pricing at the end of 2017 due to anomalous trading activity in that sector corresponding to the impact of the Tax Act on tax-free bond issuance, which offset the adverse pricing impact of rising rates on other components of the portfolio.

Loans
The following table presents loans outstanding, by type, as of the dates shown, and the changes in balances for the most recent year:

	December 31,					2017 vs. 2016 Increase (Decrease)
	2017	2016	2015	2014	2013	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,364,804	$6,018,582	$5,462,330	$5,197,155	$5,101,922	$346,222	5.8%
Commercial – industrial, financial and agricultural	4,300,297	4,087,486	4,088,962	3,725,567	3,628,420	212,811	5.2
Real estate – residential mortgage	1,954,711	1,601,994	1,376,160	1,377,068	1,337,380	352,717	22.0
Real estate – home equity	1,559,719	1,625,115	1,684,439	1,736,688	1,764,197	(65,396)	(4.0)
Real estate – construction	1,006,935	843,649	799,988	690,601	573,672	163,286	19.4
Consumer	313,783	291,470	268,588	265,431	283,124	22,313	7.7
Leasing, other and overdrafts	295,669	250,366	173,651	131,583	103,301	45,303	18.1
Gross loans	15,795,918	14,718,662	13,854,118	13,124,093	12,792,016	1,077,256	7.3
Unearned income	(27,671)	(19,390)	(15,516)	(12,377)	(9,796)	(8,281)	42.7
Loans, net of unearned income	$15,768,247	$14,699,272	$13,838,602	$13,111,716	$12,782,220	$1,068,975	7.3%

Total loans, net of unearned income, increased $1.1 billion, or 7.3%, as of December 31, 2017 compared to December 31, 2016, largely as the result of improved business activity across all markets in the Corporation's footprint. Commercial mortgage loans increased $346.2 million, or 5.8%, in comparison to December 31, 2016 across all geographic markets, but primarily in Pennsylvania. Commercial loans increased $212.8 million, or 5.2%, primarily in Pennsylvania. Residential mortgages increased $352.7 million, or 22.0%, across all geographic markets. Construction loans increased $163.3 million, or 19.4%, also across all geographic markets with the largest increases recognized in Maryland and New Jersey.

The Corporation does not have a concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of December 31, 2017, approximately $7.4 billion, or 46.8%, of the loan portfolio was comprised of commercial mortgage and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $50.0 million as of December 31, 2017. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of December 31, 2017, the Corporation had 140 relationships with total borrowing commitments between $20.0 million and $50.0 million.

The following table summarizes the industry concentrations within the commercial loan portfolio as of December 31:

	2017	2016
Services	22.9%	21.8%
Retail	15.4	15.1
Manufacturing	9.5	9.2
Health care	9.1	10.5
Construction (1)	8.3	9.0
Wholesale	7.4	7.0
Real estate (2)	6.2	6.7
Agriculture	5.2	5.0
Arts and entertainment	2.4	2.6
Transportation	2.2	2.3
Financial services	2.2	2.1
Other	9.2	8.7
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the construction industry.

(2)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
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

	2017	2016
	(in thousands)
Commercial - industrial, financial and agricultural	$156,277	$155,353
Real estate - commercial mortgage	110,658	81,573
Total	$266,935	$236,926
Total shared national credits increased $30.0 million, or 12.7%, in comparison to 2016. As of December 31, 2017, none of the shared national credits were past due.

Construction loans include loans to commercial borrowers secured by residential real estate, loans to commercial borrowers secured by commercial real estate and other construction loans, which represent loans to individuals secured by residential real estate.

The following table presents outstanding construction loans and delinquency rates, by class segment, as of December 31:

	2017			2016
	$	Delinquency Rate	% of Total	$	Delinquency Rate	% of Total
	(dollars in thousands)
Commercial	$765,816	0.1%	76.1%	$644,490	0.2%	76.4%
Commercial - residential	163,102	7.5	16.2	142,189	6.0	16.9
Other	78,017	0.8	7.7	56,970	1.9	6.7
Total Real estate - construction	$1,006,935	1.3%	100.0%	$843,649	1.3%	100.0%

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s loan loss experience follows:

	2017	2016	2015	2014	2013
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$15,768,247	$14,699,272	$13,838,602	$13,111,716	$12,782,220
Average balance of loans, net of unearned income	$15,236,612	$14,128,064	$13,330,973	$12,885,180	$12,578,524
Balance of allowance for credit losses at beginning of year	$171,325	$171,412	$185,931	$204,917	$225,439
Loans charged off:
Commercial – industrial, financial and agricultural	19,067	15,276	15,639	24,516	30,383
Real estate - home equity and consumer	4,567	7,712	5,831	7,811	10,070
Real estate – commercial mortgage	2,169	3,580	4,218	6,004	20,829
Real estate – construction	3,765	1,218	201	1,209	6,572
Leasing, other and overdrafts	3,035	3,815	2,656	2,135	2,653
Real estate – residential mortgage	687	2,326	3,612	2,918	9,705
Total loans charged off	33,290	33,927	32,157	44,593	80,212
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	7,771	8,981	5,264	4,256	9,281
Real estate - home equity and consumer	1,969	2,466	2,492	2,347	2,378
Real estate – commercial mortgage	1,668	3,373	2,801	1,960	3,494
Real estate – construction	1,582	3,924	2,824	3,177	2,682
Leasing, other and overdrafts	968	842	685	916	807
Real estate – residential mortgage	786	1,072	1,322	451	548
Total recoveries	14,744	20,658	15,388	13,107	19,190
Net loans charged off	18,546	13,269	16,769	31,486	61,022
Provision for credit losses	23,305	13,182	2,250	12,500	40,500
Balance at end of year	$176,084	$171,325	$171,412	$185,931	$204,917
Components of Allowance for Credit Losses:
Allowance for loan losses	$169,910	$168,679	$169,054	$184,144	$202,780
Reserve for unfunded lending commitments (1)	6,174	2,646	2,358	1,787	2,137
Allowance for credit losses	$176,084	$171,325	$171,412	$185,931	$204,917
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.12%	0.09%	0.13%	0.24%	0.49%
Allowance for loan losses to loans outstanding	1.08%	1.15%	1.22%	1.40%	1.59%
Allowance for credit losses to loans outstanding	1.12%	1.17%	1.24%	1.42%	1.60%
Non-performing assets (2) to total assets	0.72%	0.76%	0.87%	0.88%	1.00%
Non-performing assets (2) to total loans and OREO	0.92%	0.98%	1.13%	1.15%	1.32%
Non-accrual loans to total loans	0.79%	0.82%	0.94%	0.92%	1.05%
Allowance for credit losses to non-performing loans	130.67%	130.15%	118.37%	134.26%	132.82%
Non-performing assets (2) to tangible equity and allowance for credit losses (3)	7.71%	8.20%	9.27%	9.12%	9.76%

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

The provision for credit losses increased $10.1 million in comparison to 2016 due mainly to loan growth and an increase in the reserve for unfunded lending commitments. The $3.5 million increase in the reserve for unfunded lending commitments in 2017 as compared to 2016 resulted from a single relationship that experienced financial difficulty, increasing the likelihood that the Corporation would need to fund letters of credit. Net charge-offs increased $5.3 million, or 39.8%, to $18.5 million in 2017 from $13.3 million in 2016. This increase was primarily due to a $5.0 million, or 79.4%, increase in commercial loan net charge-offs, and a $4.9 million increase in construction loan net charge-offs, partially offset by decreases in net charge-offs in consumer and home equity loans of $2.6 million, or 50.5%, and a $1.4 million decrease in residential mortgage loan net charge-offs. The $18.5 million of net charge-offs were primarily in the Pennsylvania ($16.9 million, or 91.3% of the total), and New Jersey ($1.5 million, or 8.2% of the total) markets, partially offset by net recoveries in the Virginia and Delaware markets.
The following table presents non-performing assets as of December 31:

	2017	2016	2015	2014	2013
	(in thousands)
Non-accrual loans (1) (2) (3)	$124,749	$120,133	$129,523	$121,080	$133,753
Loans 90 days or more past due and still accruing (2)	10,010	11,505	15,291	17,402	20,524
Total non-performing loans	134,759	131,638	144,814	138,482	154,277
OREO	9,823	12,815	11,099	12,022	15,052
Total non-performing assets	$144,582	$144,453	$155,913	$150,504	$169,329

(1)
In 2017, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $6.2 million. The amount of interest income on non-accrual loans that was recognized in 2017 was approximately $4.4 million.

(2)
Accrual of interest is generally discontinued when a loan becomes 90 days past due. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered to be adequately secured and in the process of collection. Certain loans, primarily adequately collateralized residential mortgage loans, may continue to accrue interest after reaching 90 days past due.

(3)
Excluded from non-performing assets as of December 31, 2017 were $66.4 million of loans modified under trouble debt restructurings ("TDRs"). These loans were evaluated for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans.

The following table presents TDRs as of December 31:

	2017	2016	2015	2014	2013
	(in thousands)
Real estate – residential mortgage	$26,016	$27,617	$28,511	$31,308	$28,815
Real estate - home equity	15,558	8,594	4,556	2,975	1,365
Real estate – commercial mortgage	13,959	15,957	17,563	18,822	19,758
Commercial – industrial, financial and agricultural	10,820	6,627	5,953	5,237	8,045
Consumer	26	39	33	38	11
Real estate – construction	—	726	3,942	9,241	10,117
Total accruing TDRs	66,379	59,560	60,558	67,621	68,111
Non-accrual TDRs (1)	29,051	27,850	31,035	24,616	30,209
Total TDRs	$95,430	$87,410	$91,593	$92,237	$98,320

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2017 and still outstanding as of December 31, 2017 were $29.6 million. Of these loans, $5.9 million, or 19.8%, had a payment default during 2017, which the Corporation defines as a single missed scheduled payment, subsequent to modification. TDRs modified during 2016 and still outstanding as of December 31, 2016 totaled $12.4 million. Of these loans, $6.0 million, or 48.4%, had a payment default subsequent to modification during 2016.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2015	$42,199	$40,731	$12,044	$21,914	$11,210	$—	$1,425	$129,523
Additions	32,831	25,151	6,921	5,611	8,983	2,803	808	83,108
Payments	(14,328)	(14,682)	(6,257)	(3,532)	(2,512)	(1)	(24)	(41,336)
Charge-offs (1)	(15,276)	(3,580)	(1,218)	(2,326)	(4,912)	(2,800)	(2,209)	(32,321)
Transfers to OREO	(552)	(2,992)	(1,684)	(2,925)	(1,199)	—	—	(9,352)
Transfers to accrual status	(2,525)	(5,692)	—	(311)	(959)	(2)	—	(9,489)
Balance of non-accrual loans at December 31, 2016	42,349	38,936	9,806	18,431	10,611	—	—	120,133
Additions	48,717	20,596	10,657	3,817	5,264	2,227	1,553	92,831
Payments	(19,092)	(20,164)	(4,352)	(2,848)	(1,518)	—	—	(47,974)
Charge-offs (1)	(19,067)	(2,169)	(3,765)	(687)	(2,340)	(2,227)	(1,553)	(31,808)
Transfers to OREO	(3)	(1,464)	(149)	(2,729)	(1,895)	—	—	(6,240)
Transfers to accrual status	—	(913)	—	(293)	(987)	—	—	(2,193)
Balance of non-accrual loans at December 31, 2017	$52,904	$34,822	$12,197	$15,691	$9,135	$—	$—	$124,749
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans increased $4.6 million, or 3.8%, in 2017 due mainly to an increase in non-accrual loan additions from $83.1 million in 2016 to $92.8 million in 2017. The non-accrual loan additions occurred mostly in commercial and construction loans, and were not driven by one specific account or event. Non-accrual loan balances continued to be reduced through payments, return to accrual status and charge-offs. Non-accrual loans to total loans decreased to 0.79% at December 31, 2017 from 0.82% in 2016.

The following table presents non-performing loans, by type, as of the dates shown, and the changes in non-performing loans for the most recent year:

	December 31,					2017 vs. 2016 Increase (Decrease)
	2017	2016	2015	2014	2013	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$54,309	$43,460	$44,071	$30,388	$38,021	$10,849	25.0%
Real estate – commercial mortgage	35,447	39,319	41,170	45,237	44,068	(3,872)	(9.8)
Real estate – residential mortgage	20,971	23,655	28,484	28,995	31,347	(2,684)	(11.3)
Real estate – home equity	11,507	13,154	14,683	14,740	16,983	(1,647)	(12.5)
Real estate – construction	12,197	9,842	12,460	16,399	21,267	2,355	23.9
Consumer	296	1,891	2,440	2,590	2,543	(1,595)	(84.3)
Leasing	32	317	1,506	133	48	(285)	(89.9)
Total non-performing loans	$134,759	$131,638	$144,814	$138,482	$154,277	$3,121	2.4%

Non-performing loans increased $3.1 million, or 2.4%, in comparison to December 31, 2016. As a percentage of total loans, non-performing loans were 0.85% in 2017 and 0.90% in 2016.

Non-performing commercial loans increased $10.8 million, or 25.0%, in comparison to December 31, 2016. The increase occurred mainly in the Pennsylvania market ($11.2 million, or 44.7%) and was partially offset by decreases in the Delaware and Maryland markets. In comparison to December 31, 2016, non-performing construction loans increased $2.4 million, or 23.9%. Geographically, the increase occurred mainly in the New Jersey ($2.0 million) and Virginia ($1.4 million) markets, partially offset by decreases in the Delaware and Maryland markets.

These increases in commercial and construction non-performing loans were partially offset by decreases in commercial and residential mortgages, home equity, consumer loans and leasing. Non-performing commercial mortgages decreased $3.9 million, or 9.8%, with decreases occurring in the Maryland ($2.7 million, or 73.8%), Delaware ($1.6 million, or 23.2%) and New Jersey ($1.6 million, or 10.6%) markets, partially offset by increases in the Virginia and Pennsylvania markets.
Residential mortgage loans decreased $2.7 million, or 11.3%, in comparison to December 31, 2016. Geographically, the decrease occurred mainly in the New Jersey ($1.9 million, or 28.8%) and Maryland ($1.2 million, or 58.1%) markets.
In comparison to December 31, 2016, non-performing home equity, consumer loans and leases decreased $3.5 million, or 23.0%. Geographically, the decrease occurred mainly in the Pennsylvania market.

The following table summarizes OREO, by property type, as of December 31:

	2017	2016
	(in thousands)
Residential properties	$4,562	$7,655
Commercial properties	3,331	2,651
Undeveloped land	1,930	2,509
Total OREO	$9,823	$12,815

Total OREO as of December 31, 2017 decreased $3.0 million, or 23.3%, compared to December 31, 2016 as a result of various factors related to general economic conditions but largely an increase in buyer activity resulting in OREO properties selling in a shorter period of time.

As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within "Note 1 - Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and lease receivables is based on aggregate payment history, through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $11.6 billion and $10.9 billion as of December 31, 2017 and 2016, respectively. The following table presents internal risk ratings of special mention or lower for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2017 vs. 2016 Increase (Decrease)		Substandard or Lower		2017 vs. 2016 Increase (Decrease)		Total Criticized Loans
	2017	2016	$	%	2017	2016	$	%	2017	2016
	(dollars in thousands)
Real estate - commercial mortgage	$147,604	$132,484	$15,120	11.4%	$150,804	$122,976	$27,828	22.6%	$298,408	$255,460
Commercial - secured	121,842	128,873	(7,031)	(5.5)	179,113	118,527	60,586	51.1	300,955	247,400
Commercial -unsecured	5,478	4,481	997	22.2	2,759	3,531	(772)	(21.9)	8,237	8,012
Total commercial - industrial, financial and agricultural	127,320	133,354	(6,034)	(4.5)	181,872	122,058	59,814	49.0	309,192	255,412
Construction - commercial residential	5,259	15,447	(10,188)	(66.0)	14,084	13,172	912	6.9	19,343	28,619
Construction - commercial	846	3,412	(2,566)	(75.2)	3,752	5,115	(1,363)	(26.6)	4,598	8,527
Total real estate - construction (excluding construction - other)	6,105	18,859	(12,754)	(67.6)	17,836	18,287	(451)	(2.5)	23,941	37,146
Total	$281,029	$284,697	$(3,668)	(1.3)%	$350,512	$263,321	$87,191	33.1%	$631,541	$548,018

% of total risk rated loans	2.4%	2.6%			3.0%	2.4%			5.4%	5.0%
As of December 31, 2017, total loans with risk ratings of special mention and substandard or lower were $83.5 million, or 15.2%, higher than 2016, primarily the result of downgrades across various industries and geographic markets as part of the Corporation's normal credit risk management processes.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings as of December 31:

	Delinquent (1)				Non-performing (2)				Total Past Due
	2017		2016		2017		2016		2017		2016
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$12,655	0.81%	$9,274	0.57%	$11,507	0.74%	$13,154	0.81%	$24,162	1.55%	$22,428	1.38%
Real estate - residential mortgage	18,852	0.97	20,344	1.27	20,971	1.07	23,655	1.48	39,823	2.04	43,999	2.75
Real estate - construction - other	203	0.26	—	—	411	0.53	1,096	1.92	614	0.79	1,096	1.92
Consumer - direct	315	0.57	1,752	1.81	70	0.13	1,563	1.61	385	0.70	3,315	3.42
Consumer - indirect	3,681	1.42	3,599	1.85	226	0.09	328	0.17	3,907	1.51	3,927	2.02
Total Consumer	3,996	1.28	5,351	1.83	296	0.09	1,891	0.65	4,292	1.37	7,242	2.48
Leasing, other and Overdrafts	855	0.32	1,068	0.46	32	0.01	317	0.14	887	0.33	1,385	0.60
Total	$36,561	0.87%	$36,037	0.95%	$33,217	0.80%	$40,113	1.05%	$69,778	1.67%	$76,150	2.00%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table summarizes the allocation of the allowance for loan losses:

	2017		2016		2015		2014		2013
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
	(dollars in thousands)
Real estate - commercial mortgage	$58,793	40.3%	$46,842	40.9%	$47,866	39.5%	$53,493	39.6%	$55,659	39.9%
Commercial - industrial, financial and agricultural	66,280	27.2	54,353	27.8	57,098	29.5	51,378	28.4	50,330	28.4
Real estate - residential mortgage	16,088	12.4	22,929	10.9	21,375	9.9	29,072	10.5	33,082	10.5
Consumer, home equity, leasing & other	22,129	13.7	33,567	14.7	27,458	15.3	33,085	16.2	34,852	16.7
Real estate - construction	6,620	6.4	6,455	5.7	6,529	5.8	9,756	5.3	12,649	4.5
Unallocated	—	N/A	4,533	N/A	8,728	N/A	7,360	N/A	16,208	N/A
	$169,910	100.0%	$168,679	100.0%	$169,054	100.0%	$184,144	100.0%	$202,780	100.0%
N/A – Not applicable

Management believes that the $169.9 million allowance for loan losses as of December 31, 2017 is sufficient to cover incurred losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data;" and "Critical Accounting Policies" above.

Other Assets

Other assets decreased $24.5 million, or 3.7%, to $641.9 million as of December 31, 2017, primarily driven by a $15.6 million decrease in net deferred tax assets resulting from the Tax Act.

Deposits and Borrowings

The following table summarizes the increase in ending deposits, by type:

			Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,437,294	$4,376,137	$61,157	1.4%
Interest-bearing demand	4,018,107	3,703,712	314,395	8.5
Savings and money market accounts	4,586,746	4,179,773	406,973	9.7
Total demand, savings and money market accounts	13,042,147	12,259,622	782,525	6.4
Brokered deposits	90,473	—	90,473	N/M
Time deposits	2,664,912	2,753,242	(88,330)	(3.2)
Total deposits	$15,797,532	$15,012,864	$784,668	5.2%
N/M - Not meaningful

Noninterest-bearing demand deposits increased $61.2 million, or 1.4%, primarily due to a $60.1 million increase in personal account balances and a $56.8 million increase in business account balances, partially offset by a $63.6 million decrease in state and municipal account balances. Interest-bearing demand accounts increased $314.4 million, or 8.5%, due to a $234.8 million, or 18.0%, increase in state and municipal account balances, a $70.8 million, or 3.4%, increase in personal account balances, and an $8.8 million, or 2.7%, increase in business account balances. The $407.0 million, or 9.7%, increase in savings and money market account balances was primarily due to a $478.0 million, or 17.0%, increase in personal account balances, largely driven by promotional efforts throughout the year.

Brokered deposits totaled $90.5 million as of December 31, 2017. As previously noted, during the third quarter of 2017, the Corporation began accepting deposits pursuant to an agreement with a non-bank third party, which are considered to be brokered deposits. For more details, see "Net Interest Income" under "Results of Operations" above.

The following table summarizes the changes in ending borrowings, by type:

			Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$172,017	$195,734	$(23,717)	(12.1)%
Customer short-term promissory notes	225,507	67,013	158,494	N/M
Total short-term customer funding	397,524	262,747	134,777	51.3
Federal funds purchased	220,000	278,570	(58,570)	(21.0)
Total short-term borrowings	617,524	541,317	76,207	14.1
Long-term debt:
FHLB advances	652,113	567,240	84,873	15.0
Other long-term debt	261,233	362,163	(100,930)	(27.9)
Total long-term debt	913,346	929,403	(16,057)	(1.7)
Total borrowings	$1,530,870	$1,470,720	$60,150	4.1%
N/M - Not meaningful

The $76.2 million, or 14.1%, increase in total short-term borrowings resulted from a $158.5 million increase in customer short-term promissory notes, partially offset by a $23.7 million, or 12.1%, and a $58.6 million, or 21.0%, decrease in customer repurchase agreements and Federal funds purchased, respectively. The $84.9 million increase in FHLB advances provided additional funding to support loan growth. The increase in other long-term debt was primarily the result of the issuance of $125.0 million of senior notes in March of 2017, partially offset by the repayment of the $100.0 million of 10-year subordinated notes, which matured on May 1, 2017.

Other Liabilities

Other liabilities increased $14.1 million, or 4.2%, to $353.6 million as of December 31, 2017. The increase resulted primarily from a $28.2 million increase in commitments to fund tax credit investments.

Shareholders’ Equity

Total shareholders’ equity increased $108.7 million, or 5.1%, to $2.2 billion, or 11.1%, of total assets, as of December 31, 2017. The increase was due primarily to $171.8 million of net income, $8.5 million of common stock issued and a $5.5 million net increase in accumulated other comprehensive income, partially offset by $82.2 million of common stock cash dividends.

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. As of December 31, 2017, 1.5 million shares had been repurchased under this program for a total cost of approximately $18.5 million, or $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2018.

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
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2017	2016	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total capital (to risk-weighted assets)	13.0%	13.2%	8.0%	10.5%
Tier I capital (to risk-weighted assets)	10.4%	10.4%	6.0%	8.5%
Common equity tier I (to risk-weighted assets)	10.4%	10.4%	4.5%	7.0%
Tier I capital (to average assets)	8.9%	9.0%	4.0%	4.0%

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

As of December 31, 2017, the Corporation and each of its bank subsidiaries met the minimum requirements of the U.S. Basel III Capital Rules, and each of the Corporation’s bank subsidiaries’ capital ratios exceeded the amounts required to be considered "well capitalized" as defined in the regulations. As of December 31, 2017, the Corporation's capital levels also met the fully-phased in minimum capital requirements, including the capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation’s consolidated balance sheets as well as contractual obligations for purchased services or for operating leases.
The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2017:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$13,132,620	$—	$—	$—	$13,132,620
Time deposits (2)	1,085,369	1,302,923	199,478	77,142	2,664,912
Short-term borrowings (3)	617,524	—	—	—	617,524
Long-term debt (3)	99,217	344,313	329,129	265,685	1,038,344
Operating leases (4)	17,417	30,322	23,751	45,905	117,395
Purchase obligations (5)	26,825	43,884	10,204	—	80,913
Uncertain tax positions (6)	2,550	—	—	—	2,550

(1)	Includes demand deposits, savings accounts and brokered deposits, which can be withdrawn at any time.

(2)	See additional information regarding time deposits in "Note 8 - Deposits," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2017 (in thousands):

Commercial and other	$3,689,700
Home equity	1,422,284
Commercial mortgage and construction	1,093,045
Total commitments to extend credit	$6,205,029

Standby letters of credit	$326,973
Commercial letters of credit	41,801
Total letters of credit	$368,774

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

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 basis point shock in interest rates, 15% for a 200 basis point shock and 20% for a 300 basis point shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period.

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

The following table summarizes the expected impact of abrupt interest rate changes on net interest income (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown) as of December 31, 2017:

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $92.2 million	+ 14.7%
+200 bp	+ $63.5 million	+ 10.1%
+100 bp	+ $32.6 million	+ 5.2%
–100 bp	– $50.4 million	– 8.0%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of December 31, 2017, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

The Corporation maintains liquidity sources in the form of demand and savings deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those accounts and borrowings. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net interest income if rates on interest-earning assets do not increase in proportion. Borrowing availability with the FHLB and the FRB, along with Federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2017, the Corporation had $652.1 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.6 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2017, the Corporation had aggregate availability under federal funds lines of $1.2 billion, with $220.0 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of December 31, 2017, the Corporation had $617.4 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2017 generated $258.8 million of cash, mainly due to net income. Cash used in investing activities was $1.2 billion, due to net increases in loans and investment securities. Net cash provided by financing activities was $897.1 million due mainly to increases in deposits.

The following table presents the expected maturities of available for sale investment securities, at estimated fair value, as of December 31, 2017 and the weighted average yields of such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
U.S. Government sponsored agency securities	$1	1.29%	$3	1.91%	$5,934	2.53%	$—	—%
State and municipal (1)	13,771	3.90	24,115	3.91	40,081	5.69	330,982	4.78
Auction rate securities (2)	—	—	—	—	—	—	98,668	2.90
Corporate debt securities	3,148	8.09	9,447	3.18	67,149	3.84	17,565	4.28
Total	$16,920	4.67%	$33,565	3.71%	$113,164	4.41%	$447,215	4.31%
Collateralized mortgage obligations (3)	$602,623	2.18%
Residential mortgage-backed securities (3)	$1,120,796	2.24%
Commercial mortgage-backed securities (3)	$212,755	2.34%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a federal tax rate of 35% and statutory interest expense disallowances.

(2)	Maturities of auction rate securities are based on contractual maturities.

(3)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, all balances and weighted average rates are shown in one period. As of December 31, 2017, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.

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

The following table presents the approximate contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2017:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial - industrial, financial and agricultural
Adjustable and floating rate	$947,790	$2,069,501	$441,292	$3,458,583
Fixed rate	219,626	335,488	286,600	841,714
Total	$1,167,416	$2,404,989	$727,892	$4,300,297
Real estate – mortgage (1):
Adjustable and floating rate	$1,383,727	$4,016,947	$2,306,955	$7,707,629
Fixed rate	506,451	1,109,590	555,564	2,171,605
Total	$1,890,178	$5,126,537	$2,862,519	$9,879,234
Real estate – construction:
Adjustable and floating rate	$295,248	$356,802	$238,650	$890,700
Fixed rate	89,667	10,048	16,520	116,235
Total	$384,915	$366,850	$255,170	$1,006,935
(1) Includes commercial mortgages, residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2017 were as follows (in thousands):

Year
2018	$1,085,369
2019	866,233
2020	436,690
2021	122,516
2022	76,962
Thereafter	77,142
$2,664,912

Contractual maturities of time deposits of $100,000 or more outstanding, included in the table above, as of December 31, 2017 were as follows (in thousands):

Three months or less	$147,094
Over three through six months	111,628
Over six through twelve months	194,555
Over twelve months	728,579
Total	$1,181,856

Equity Market Price Risk
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation's exposure to equity market price risk has been greatly reduced over the past several years. The fair value of equity investments in the investments securities portfolio were $918,000 at December 31, 2017.
In addition to its equity portfolio, investment management and trust services income may be impacted by fluctuations in the equity markets. A portion of this revenue is based on the value of the underlying investment portfolios, many of which include equity investments. If the values of those investment portfolios decrease, whether due to factors influencing the U.S. or international securities markets in general or otherwise, the Corporation’s revenue would be negatively impacted. Total assets under management were $7.1 billion at December 31, 2017. In addition, the Corporation’s ability to sell its brokerage services in the future will be dependent, in part, upon consumers’ level of confidence in financial markets.
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
State and Municipal Securities
As of December 31, 2017, the Corporation owned state and municipal securities issued by various states and municipalities with a total fair value of $408.9 million. Ongoing uncertainty with respect to the financial strength of state and municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2017, approximately 98% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 61% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities
As of December 31, 2017, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates ("ARCs"), had a cost basis of $107.4 million and an estimated fair value of $98.7 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2017, all of the ARCs were rated above investment grade, with approximately $5.6 million, or 6%, "AAA" rated and $93.0 million, or 94%, "AA" rated. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2017, all of the Corporation's ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer trust preferred securities and subordinated debt issued by financial institutions. As of December 31, 2017, these securities had an amortized cost of $96.4 million and an estimated fair value of $97.3 million.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2017	2016
Assets
Cash and due from banks	$108,291	$118,763
Interest-bearing deposits with other banks	293,805	233,763
Federal Reserve Bank and Federal Home Loan Bank stock	60,761	57,489
Loans held for sale	31,530	28,697
Available for sale investment securities	2,547,956	2,559,227
Loans, net of unearned income	15,768,247	14,699,272
Allowance for loan losses	(169,910)	(168,679)
Net Loans	15,598,337	14,530,593
Premises and equipment	222,802	217,806
Accrued interest receivable	52,910	46,294
Goodwill and intangible assets	531,556	531,556
Other assets	588,957	620,059
Total Assets	$20,036,905	$18,944,247
Liabilities
Deposits:
Noninterest-bearing	$4,437,294	$4,376,137
Interest-bearing	11,360,238	10,636,727
Total Deposits	15,797,532	15,012,864
Short-term borrowings:
Federal funds purchased	220,000	278,570
Other short-term borrowings	397,524	262,747
Total Short-Term Borrowings	617,524	541,317
Accrued interest payable	9,317	9,632
Other liabilities	344,329	329,916
Federal Home Loan Bank advances and long-term debt	1,038,346	929,403
Total Liabilities	17,807,048	16,823,132
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 220.9 million shares issued in 2017 and 219.9 million shares issued in 2016	552,232	549,707
Additional paid-in capital	1,478,389	1,467,602
Retained earnings	821,619	732,099
Accumulated other comprehensive loss	(32,974)	(38,449)
Treasury stock, 45.7 million shares in 2017 and 45.8 million shares in 2016	(589,409)	(589,844)
Total Shareholders’ Equity	2,229,857	2,121,115
Total Liabilities and Shareholders’ Equity	$20,036,905	$18,944,247

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2017	2016	2015
Interest Income
Loans, including fees	$603,961	$543,385	$524,060
Investment securities:
Taxable	47,028	44,975	45,279
Tax-exempt	11,566	9,662	7,879
Dividends	369	571	985
Loans held for sale	876	728	801
Other interest income	5,066	3,779	4,785
Total Interest Income	668,866	603,100	583,789
Interest Expense
Deposits	57,791	44,693	40,482
Short-term borrowings	2,779	855	372
Long-term debt	32,932	36,780	42,941
Total Interest Expense	93,502	82,328	83,795
Net Interest Income	575,364	520,772	499,994
Provision for credit losses	23,305	13,182	2,250
Net Interest Income After Provision for Credit Losses	552,059	507,590	497,744
Non-Interest Income
Other service charges and fees	52,859	51,473	43,992
Service charges on deposit accounts	51,006	51,346	50,097
Investment management and trust services	49,249	45,270	44,056
Mortgage banking income	19,928	19,415	18,208
Other	25,861	20,124	16,420
Non-interest income before investment securities gains	198,903	187,628	172,773
Investment securities gains, net	9,071	2,550	9,066
Total Non-Interest Income	207,974	190,178	181,839
Non-Interest Expense
Salaries and employee benefits	290,130	283,353	260,832
Net occupancy expense	49,708	47,611	47,777
Data processing and software	38,735	36,919	34,640
Other outside services	27,501	23,883	27,785
Equipment expense	12,935	12,788	14,514
Professional fees	12,688	11,004	11,244
FDIC insurance expense	11,049	9,767	11,470
Amortization of tax credit investments	11,028	—	—
State taxes	10,051	6,405	7,297
Marketing	8,034	7,044	7,324
Loss on redemption of trust preferred securities	—	—	5,626
Other	53,720	50,745	51,651
Total Non-Interest Expense	525,579	489,519	480,160
Income Before Income Taxes	234,454	208,249	199,423
Income taxes	62,701	46,624	49,921
Net Income	$171,753	$161,625	$149,502

Per Share:
Net Income (Basic)	$0.98	$0.93	$0.85
Net Income (Diluted)	0.98	0.93	0.85
Cash Dividends	0.47	0.41	0.38

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2017	2016	2015
Net Income	$171,753	$161,625	$149,502
Other Comprehensive Income (Loss), net of tax:
Unrealized (losses) gains on available for sale investment securities:
Unrealized gain (loss) on securities	10,432	(14,891)	(7,717)
Reclassification adjustment for securities gains included in net income	(5,894)	(1,657)	(5,892)
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	185	(185)	239
Net unrealized gains (losses) on available for sale investment securities	4,723	(16,733)	(13,370)
Unrealized gains on derivative financial instruments:
Amortization of unrealized loss on derivative financial instruments	—	16	75
Reclassification adjustment for loss on derivative financial instruments included in net income	—	—	2,456
Net unrealized gains on derivative financial instruments	—	16	2,531
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement (cost) income	(609)	(931)	4,680
Amortization of net unrecognized pension and postretirement income	1,361	1,216	1,864
Net unrealized gains on defined benefit pension and postretirement plans	752	285	6,544
Other Comprehensive Income (Loss)	5,475	(16,432)	(4,295)
Total Comprehensive Income	$177,228	$145,193	$145,207

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2014	178,924	$545,555	$1,420,523	$558,810	$(17,722)	$(510,501)	$1,996,665
Net income				149,502			149,502
Other comprehensive loss					(4,295)		(4,295)
Stock issued, including related tax benefits	1,018	1,586	4,229			4,993	10,808
Stock-based compensation awards			5,938				5,938
Acquisition of treasury stock	(3,976)					(50,000)	(50,000)
Settlement of accelerated stock repurchase agreement	(1,790)		20,000			(20,000)	—
Common stock cash dividends - $0.38 per share				(66,724)			(66,724)
Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894
Net income				161,625			161,625
Other comprehensive loss					(16,432)		(16,432)
Stock issued, including related tax benefits	1,350	2,566	10,356			4,209	17,131
Stock-based compensation awards			6,556				6,556
Acquisition of treasury stock	(1,486)					(18,545)	(18,545)
Common stock cash dividends - $0.41 per share				(71,114)			(71,114)
Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				171,753			171,753
Other comprehensive income					5,475		5,475
Stock issued	1,130	2,525	5,578			435	8,538
Stock-based compensation awards			5,209				5,209
Common stock cash dividends - $0.47 per share				(82,233)			(82,233)
Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$171,753	$161,625	$149,502
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	23,305	13,182	2,250
Depreciation and amortization of premises and equipment	28,096	27,403	27,605
Net amortization of investment security premiums	10,107	10,430	7,330
Deferred income tax expense	24,896	11,054	13,424
Re-measurement of net deferred tax asset	15,635	—	—
Investment securities gains, net	(9,071)	(2,550)	(9,066)
Gains on sales of mortgage loans held for sale	(13,036)	(15,685)	(13,264)
Proceeds from sales of mortgage loans held for sale	644,400	709,316	757,850
Originations of mortgage loans held for sale	(634,197)	(705,442)	(743,950)
Amortization of intangible assets	—	—	247
Amortization of issuance costs and discount of long-term debt	845	617	582
Stock-based compensation	5,209	6,556	5,938
Excess tax benefits from stock-based compensation	—	(964)	(201)
Increase in accrued interest receivable	(6,616)	(3,527)	(949)
Loss on redemption of trust preferred securities	—	—	5,626
Decrease (increase) in other assets	29,227	(29,940)	(22,987)
Decrease in accrued interest payable	(315)	(1,092)	(7,321)
(Decrease) increase in other liabilities	(31,412)	4,427	4,928
Total adjustments	87,073	23,785	28,042
Net cash provided by operating activities	258,826	185,410	177,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	184,734	115,844	66,480
Proceeds from maturities and paydowns of securities available for sale	417,673	558,854	439,533
Purchase of securities available for sale	(584,921)	(782,765)	(683,839)
(Increase) decrease in short-term investments	(63,314)	1,264	130,567
Net increase in loans	(1,087,521)	(873,939)	(743,655)
Net purchases of premises and equipment	(33,092)	(19,674)	(27,113)
Net cash used in investing activities	(1,166,441)	(1,000,416)	(818,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	782,525	992,253	971,312
Net increase (decrease) in time deposits	2,143	(111,706)	(206,501)
Increase in short-term borrowings	76,207	43,654	167,944
Additions to long-term debt	223,251	215,884	347,778
Repayments of long-term debt	(115,153)	(236,640)	(540,079)
Net proceeds from issuance of common stock	8,538	16,167	10,607
Excess tax benefits from stock-based compensation	—	964	201
Dividends paid	(80,368)	(69,382)	(65,361)
Acquisition of treasury stock	—	(18,545)	(50,000)
Net cash provided by financing activities	897,143	832,649	635,901
Net (decrease) increase in Cash and Due From Banks	(10,472)	17,643	(4,582)
Cash and Due From Banks at Beginning of Year	118,763	101,120	105,702
Cash and Due From Banks at End of Year	$108,291	$118,763	$101,120
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$93,817	$83,420	$91,116
Income taxes	6,537	16,193	13,378

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
The Corporation’s primary sources of revenue are interest income on loans, investment securities and other interest-earning assets and fee income earned on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographic market as a result of the growth in electronic delivery systems. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.
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

Federal Reserve Bank ("FRB") and Federal Home Loan Bank Stock: Certain of the Corporation's wholly owned banking subsidiaries are members of the FRB and Federal Home Loan Bank and are required by federal law to hold stock in these institutions according to predetermined formulas. These restricted investments are carried at cost on the consolidated balance sheets and are periodically evaluated for impairment. Each of the Corporation’s subsidiary banks is a member of the Federal Home Loan Bank for the region encompassing the headquarters of the subsidiary bank. Memberships are maintained with the Atlanta, New York and Pittsburgh regional Federal Home Loan Banks (collectively referred to as the "FHLB").

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
Allowance for Credit Losses: The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in its unfunded loan commitments and other off-balance sheet credit exposures, such as letters of credit, and is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan losses and the reserve for unfunded lending commitments are adequate as of the balance sheet date; however, future changes to the allowance or reserve may be necessary based on changes in any of the factors discussed in the following paragraphs.
Maintaining an appropriate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loan.

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
A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing TDRs. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans to borrowers with total outstanding commitments greater than or equal to $1.0 million are evaluated individually for impairment. Impaired loans to borrowers with total outstanding commitments less than $1.0 million are pooled and evaluated for impairment collectively.
All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2017 and 2016, substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.
For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated appraisals performed by state certified third-party appraisers for impaired loans secured predominantly by real estate every 12 months.

As of December 31, 2017 and 2016, approximately 94% and 62%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated within the preceding 12 months.
When updated appraisals are not obtained for loans secured by real estate and evaluated for impairment under FASB ASC Section 310-10-35, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted appropriately for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.

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

The Corporation calculates allowance for loan loss allocation needs for loans evaluated under FASB ASC Subtopic 450-20 through the following procedures:

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

•
A loss rate is calculated for each pool through an analysis of historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss rate forecast.

•	The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

•	The resulting adjusted loss rate is applied to the balance of the loans in the pool to arrive at the allowance allocation for the pool.
The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type. Prior to 2017, the Corporation maintained an unallocated allowance for credit losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary. This change did not have a material impact.
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
Other Real Estate Owned ("OREO"): Assets acquired in settlement of mortgage loan indebtedness are recorded as OREO and are included in other assets on the consolidated balance sheets, initially at the lower of the estimated fair value of the asset, less estimated selling costs, or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest expense on the consolidated statements of income.
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
Derivative Financial Instruments: The Corporation manages its exposure to certain interest rate and foreign currency risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and none are entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair value recognized in earnings as components of non-interest income or non-interest expense on the consolidated statements of income.

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments and the gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest expense on the consolidated statements of income. Fulton Bank, N.A. ("Fulton Bank"), the Corporation's largest banking subsidiary, exceeded $10 billion in total assets as of December 31, 2016 and was required to clear all eligible interest rate swap contracts with a central counterparty, effective January 1, 2017. As a result, Fulton Bank became subject to the regulations of Commodity Futures Trading Commission ("CFTC") on that date.

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation offsets its foreign exchange exposure with customers by entering into contracts with correspondent financial institutions to mitigate its foreign exchange risk. The Corporation also holds certain amounts of foreign currency with international correspondent banks ("Foreign Currency Nostro Accounts"). The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts and Foreign Currency Nostro Account balances, to $500,000. Gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair values during the period recorded in other service charges and fees on the consolidated statements of income.

Balance Sheet Offsetting: Although certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements, the Corporation elects to not offset such qualifying assets and liabilities.

The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. As a result, the total fair values of interest rate swap derivative assets and derivative liabilities recognized on the consolidated balance sheet are not equal and offsetting.

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

ASC Topic 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in other liabilities within the consolidated balance sheets at December 31, 2017 and 2016.

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

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2017	2016	2015
	(in thousands)
Weighted average common shares outstanding (basic)	174,721	173,325	175,721
Impact of common stock equivalents	1,211	1,093	1,053
Weighted average common shares outstanding (diluted)	175,932	174,418	176,774

In 2016 and 2015, 534,000 and 1.7 million stock options, respectively, were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive. There were no stock options excluded from the diluted net income per share computation in 2017.

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns six separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographic area. The Corporation’s non-banking activities are immaterial and, therefore, separate information is not required to be disclosed.

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

Goodwill is not amortized to expense, but is tested for impairment at least annually. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment tests, the Corporation concluded that there was no impairment in 2017, 2016 or 2015. See "Note 6 - Goodwill and Intangible Assets," for additional details.

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

Subsidiary Trusts

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

Tax Credit Investments

The Corporation makes investments in certain community development projects that generate tax credits under various federal programs, including qualified affordable housing projects, New Markets Tax Credit ("NMTC") projects and historic rehabilitation projects (collectively, "Tax Credit Investments"). These investments are made throughout the Corporation's market area as a means of supporting the communities it serves. The Corporation typically acts as a limited partner or member of a limited liability company in its Tax Credit Investments and does not exert control over the operating or financial policies of the partnership or limited liability company. Tax credits earned are subject to recapture by federal taxing authorities based upon compliance requirements to be met at the project level. As of December 31, 2017 and 2016, the Corporation’s Tax Credit Investments, included in other assets on the consolidated balance sheets and representing total committed equity investments, totaled $205.8 million and $186.4 million, respectively. As of December 31, 2017, the Corporation had future funding commitments, included in other liabilities on the consolidated balance sheets, of approximately $68.8 million.

Because the Corporation owns 100% of the equity interests in its New Markets Tax Credit investments, these investments were consolidated based on FASB ASC Topic 810 as of December 31, 2017 and 2016. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of FASB ASC Topic 810.

Tax Credit Investments are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation’s Tax Credit Investments in 2017, 2016 or 2015.

Amortization expense for qualified affordable housing projects is recorded as a component of income taxes on the consolidated statements of income. This expense, net of federal tax benefits, totaled $13.4 million, $11.2 million and $9.8 million in 2017, 2016 and 2015, respectively.

Amortization expense for NMTC and historical rehabilitation investments entered into prior to 2017 was recorded as a component of income taxes on the consolidated statements of income.  The expense on these prior investments, net of federal tax benefits, totaled $2.2 million, $3.1 million and $2.6 million in 2017, 2016 and 2015, respectively. Amortization expense for these types of investments entered into after 2016 is recorded in non-interest expense on the consolidation statement of income.  This expense totaled $11.0 million in 2017.

The income tax credits earned on Tax Credit Investments, recorded as a reduction to income taxes on the consolidated statements of income, were $41.4 million in 2017, $31.8 million in 2016 and $26.0 million in 2015.

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

Recently Adopted Accounting Standards: In March 2016, the FASB issued ASC Update 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting." The purpose of this standards update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. ASC Update 2016-09 was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. For the Corporation, this standards update was effective with its March 31, 2017 quarterly report on Form 10-Q. As a result of adopting ASC Update 2016-09, excess tax benefits from stock-based compensation totaling $1.3 million were recognized in 2017 as a reduction to income taxes, rather then as an adjustment to additional paid-in capital.

Recently Issued Accounting Standards: In May 2014, the FASB issued ASC Update 2014-09, "Revenue from Contracts with Customers." This standards update establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The standard also requires significantly expanded disclosures about revenue recognition. The FASB has issued amendments to this standard (ASC Updates 2016-08, 2016-10, 2016-11, 2016-12 and 2017-13). These amendments provide further clarification to the standard. For public business entities, ASC Update 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. For the Corporation, this standards update is effective with its March 31, 2018 quarterly report on Form 10-Q. The Corporation evaluated the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements and did not identify any significant changes in the timing of revenue recognition as a result of this amended guidance. The Corporation adopted this standards update on January 1, 2018, under the modified retrospective approach, and the adoption of ASC Update 2014-09 did not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASC Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASC Update 2016-01 provides guidance regarding the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This standards update will require equity investments to be measured at fair value, with changes recorded in net income. ASC Update 2016-01 is effective for public business entities' annual and interim reporting periods beginning after December 15, 2017, with earlier adoption permitted. The Corporation adopted this standards update on January 1, 2018 and the adoption of ASC Update 2016-01 did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update requires a lessee to recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. In September of 2017, the FASB issued clarifying guidance to this standard (ASC Update 2017-13). For public business entities, ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASC Update 2016-02 mandates a modified retrospective transition for all entities, which requires restatement of all comparative periods in the year of adoption. Early adoption is permitted. For the Corporation, this standards update is effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements. The Corporation currently operates a number of branches that are leased, with the leases accounted for as operating leases that are not recognized on the consolidated balance sheet. Under ASC Update 2016-02, right-of-use assets and lease liabilities will need to be recognized on the consolidated balance sheet for these branches, which will also have an impact on regulatory capital ratios. The recognition of operating leases on the consolidated balance sheet is expected to be the most significant impact of the adoption of this standards update.

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

In March 2017, the FASB issued ASC Update 2017-08, "Premium Amortization on Purchased Callable Debt Securities." This standards update requires that a company amortize the premium on callable debt securities to the earliest call date versus current U.S. GAAP, which requires amortization over the contractual life of the securities. The amortization period for callable debt securities purchased at a discount would not be impacted by the new accounting standards update. This amendment is to be adopted on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. ASC Update 2017-08 is effective for annual or interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2019 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2017-08 to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASC Update 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standards update permits a reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects resulting from the application of the new federal corporate income tax rate. ASC Update 2018-02 is effective for annual or interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2018-02 to have a material impact on its consolidated financial statements.

Reclassifications: Certain amounts in the 2016 and 2015 consolidated financial statements and notes have been reclassified to conform to the 2017 presentation.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s subsidiary banks are required to maintain reserves against their deposit liabilities. These reserves are in the form of cash and balances with the FRB, included in interest-bearing deposits with other banks. The amounts of such reserves as of December 31, 2017 and 2016 were $124.4 million and $113.3 million, respectively.

NOTE 3 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, which were all classified as available for sale, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2017
U.S. Government sponsored agency securities	$5,962	$2	$(26)	$5,938
State and municipal securities	405,860	5,638	(2,549)	408,949
Corporate debt securities	96,353	2,832	(1,876)	97,309
Collateralized mortgage obligations	611,927	491	(9,795)	602,623
Residential mortgage-backed securities	1,132,080	3,957	(15,241)	1,120,796
Commercial mortgage-backed securities	215,351	—	(2,596)	212,755
Auction rate securities	107,410	—	(8,742)	98,668
Total debt securities	2,574,943	12,920	(40,825)	2,547,038
Equity securities	776	142	—	918
Total	$2,575,719	$13,062	$(40,825)	$2,547,956

2016
U.S. Government sponsored agency securities	$132	$2	$—	$134
State and municipal securities	405,274	2,043	(15,676)	391,641
Corporate debt securities	112,016	1,978	(4,585)	109,409
Collateralized mortgage obligations	604,095	1,943	(12,178)	593,860
Residential mortgage-backed securities	1,328,192	6,546	(16,900)	1,317,838
Commercial mortgage-backed securities	25,100	—	(537)	24,563
Auction rate securities	107,215	—	(9,959)	97,256
Total debt securities	2,582,024	12,512	(59,835)	2,534,701
Equity securities	12,231	12,295	—	24,526
Total	$2,594,255	$24,807	$(59,835)	$2,559,227

Securities carried at $1.8 billion at both December 31, 2017 and 2016 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of December 31, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$16,837	$16,920
Due from one year to five years	33,191	33,565
Due from five years to ten years	112,181	113,164
Due after ten years	453,376	447,215
	615,585	610,864
Residential mortgage-backed securities(1)	1,132,080	1,120,796
Commercial mortgage-backed securities(1)	215,351	212,755
Collateralized mortgage obligations (1)	611,927	602,623
Total debt securities	$2,574,943	$2,547,038

(1)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(in thousands)
2017:
Equity securities	$13,558	$—	$13,558
Debt securities	315	(4,802)	(4,487)
Total	$13,873	$(4,802)	$9,071
2016:
Equity securities	$2,005	$(10)	$1,995
Debt securities	581	(26)	555
Total	$2,586	$(36)	$2,550
2015:
Equity securities	$6,496	$(1)	$6,495
Debt securities	2,571	—	2,571
Total	$9,067	$(1)	$9,066

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at December 31:

	2017	2016	2015
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of year	$(11,510)	$(11,510)	$(16,242)
Reductions for securities sold during the period	—	—	4,730
Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—	2
Balance of cumulative credit losses on debt securities, end of year	$(11,510)	$(11,510)	$(11,510)

The credit related other-than-temporary impairment charges for debt securities were determined based on expected cash flows models.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2017. There were no gross unrealized losses on equity securities as of December 31, 2017.

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
U.S. Government sponsored agency securities	$5,830	$(26)	$—	$—	$5,830	$(26)
State and municipal securities	11,650	(50)	118,297	(2,499)	129,947	(2,549)
Corporate debt securities	4,544	(48)	32,163	(1,828)	36,707	(1,876)
Collateralized mortgage obligations	303,932	(2,408)	187,690	(7,387)	491,622	(9,795)
Residential mortgage-backed securities	511,378	(4,348)	500,375	(10,893)	1,011,753	(15,241)
Commercial mortgage-backed securities	190,985	(2,118)	21,770	(478)	212,755	(2,596)
Auction rate securities	—	—	98,668	(8,742)	98,668	(8,742)
Total	$1,028,319	$(8,998)	$958,963	$(31,827)	$1,987,282	$(40,825)

For comparative purposes, the following table presents gross unrealized losses and the estimated fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.

	Less Than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
State and municipal securities	$247,509	$(15,676)	$—	$—	$247,509	$(15,676)
Corporate debt securities	11,922	(110)	34,629	(4,475)	46,551	(4,585)
Collateralized mortgage obligations	166,905	(3,899)	258,237	(8,279)	425,142	(12,178)
Mortgage-backed securities	1,137,510	(17,437)	—	—	1,137,510	(17,437)
Auction rate securities	—	—	97,256	(9,959)	97,256	(9,959)
Total	$1,563,846	$(37,122)	$390,122	$(22,713)	$1,953,968	$(59,835)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in fair value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation did not consider these investments to be other-than-temporarily impaired as of December 31, 2017.
As of December 31, 2017, all student loan auction rate certificates ("ARCs") were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. All of the loans were current and making scheduled payments and, based on management’s evaluations, were not subject to any other-than-temporary impairment charges as of December 31, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
The majority of the Corporation’s available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities as of December 31:

	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Single-issuer trust preferred securities	$31,335	$30,703	$43,746	$39,829
Subordinated debt	49,013	49,533	46,231	46,723
Senior notes	12,031	12,392	18,037	18,433
Pooled trust preferred securities	—	707	—	422
Corporate debt securities issued by financial institutions	92,379	93,335	108,014	105,407
Other corporate debt securities	3,974	3,974	4,002	4,002
Available for sale corporate debt securities	$96,353	$97,309	$112,016	$109,409
Single-issuer trust preferred securities had an unrealized loss of $632,000 as of December 31, 2017. Four of the 18 single-issuer trust preferred securities held were rated below investment grade by at least one ratings agency, with an amortized cost of $4.9 million and an estimated fair value of $4.7 million as of December 31, 2017. All of the single-issuer trust preferred securities rated below investment grade were rated "BB" or "Ba." Two single-issuer trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $3.1 million as of December 31, 2017 were not rated by any ratings agency.

Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges as of December 31, 2017. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2017	2016
	(in thousands)
Real estate – commercial mortgage	$6,364,804	$6,018,582
Commercial – industrial, financial and agricultural	4,300,297	4,087,486
Real estate – residential mortgage	1,954,711	1,601,994
Real estate – home equity	1,559,719	1,625,115
Real estate – construction	1,006,935	843,649
Consumer	313,783	291,470
Leasing and other	291,556	246,704
Overdrafts	4,113	3,662
Loans, gross of unearned income	15,795,918	14,718,662
Unearned income	(27,671)	(19,390)
Loans, net of unearned income	$15,768,247	$14,699,272

The Corporation has extended credit to the officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $113.6 million and $154.4 million as of December 31, 2017 and 2016, respectively. During 2017, additions totaled $4.9 million and repayments totaled $45.8 million in related-party loans.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.6 billion and $4.7 billion as of December 31, 2017 and 2016, respectively.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2017	2016	2015
	(in thousands)
Allowance for loan losses	$169,910	$168,679	$169,054
Reserve for unfunded lending commitments	6,174	2,646	2,358
Allowance for credit losses	$176,084	$171,325	$171,412

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2017	2016	2015
	(in thousands)
Balance at beginning of year	$171,325	$171,412	$185,931
Loans charged off	(33,290)	(33,927)	(32,157)
Recoveries of loans previously charged off	14,744	20,658	15,388
Net loans charged off	(18,546)	(13,269)	(16,769)
Provision for credit losses	23,305	13,182	2,250
Balance at end of year	$176,084	$171,325	$171,412

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31 and loans, net of unearned income, and their related allowance for loan losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated	Total
	(in thousands)
Balance at December 31, 2015	$47,866	$57,098	$22,405	$21,375	$6,529	$2,585	$2,468	$8,728	$169,054
Loans charged off	(3,580)	(15,276)	(4,912)	(2,326)	(1,218)	(2,800)	(3,815)	—	(33,927)
Recoveries of loans previously charged off	3,373	8,981	1,171	1,072	3,924	1,295	842	—	20,658
Net loans charged off	(207)	(6,295)	(3,741)	(1,254)	2,706	(1,505)	(2,973)	—	(13,269)
Provision for loan losses (1)	(817)	3,550	8,137	2,808	(2,780)	2,494	3,697	(4,195)	12,894
Balance at December 31, 2016	46,842	54,353	26,801	22,929	6,455	3,574	3,192	4,533	168,679
Loans charged off	(2,169)	(19,067)	(2,340)	(687)	(3,765)	(2,227)	(3,035)	—	(33,290)
Recoveries of loans previously charged off	1,668	7,771	813	786	1,582	1,156	968	—	14,744
Net loans charged off	(501)	(11,296)	(1,527)	99	(2,183)	(1,071)	(2,067)	—	(18,546)
Provision for loan losses (1)	12,452	23,223	(7,147)	(6,940)	2,348	(458)	832	(4,533)	19,777
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$—	$169,910

Allowance for loan losses at December 31, 2017
Evaluated for impairment under FASB ASC Subtopic 450-20	$50,681	$54,874	$7,003	$6,193	$5,653	$2,028	$1,957	$—	$128,389
Evaluated for impairment under FASB ASC Section 310-10-35	8,112	11,406	11,124	9,895	967	17	—	N/A	41,521
	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$—	$169,910
Loans, net of unearned income at December 31, 2017
Evaluated for impairment under FASB ASC Subtopic 450-20	$6,316,023	$4,236,572	$1,535,026	$1,913,004	$994,738	$313,757	$267,998	N/A	$15,577,118
Evaluated for impairment under FASB ASC Section 310-10-35	48,781	63,725	24,693	41,707	12,197	26	—	N/A	191,129
	$6,364,804	$4,300,297	$1,559,719	$1,954,711	$1,006,935	$313,783	$267,998	N/A	$15,768,247
Allowance for loan losses at December 31, 2016
Evaluated for impairment under FASB ASC Subtopic 450-20	$36,680	$40,700	$17,290	$11,032	$4,587	$3,548	$3,192	$4,533	$121,562
Evaluated for impairment under FASB ASC Section 310-10-35	10,162	13,653	9,511	11,897	1,868	26	—	N/A	47,117
	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans, net of unearned income at December 31, 2016
Evaluated for impairment under FASB ASC Subtopic 450-20	$5,963,689	$4,038,511	$1,605,910	$1,555,946	$833,117	$291,430	$230,976	N/A	$14,519,579
Evaluated for impairment under FASB ASC Section 310-10-35	54,893	48,975	19,205	46,048	10,532	40	—	N/A	179,693
	$6,018,582	$4,087,486	$1,625,115	$1,601,994	$843,649	$291,470	$230,976	N/A	$14,699,272

(1)
For the year ended December 31, 2017, the provision for loan losses excluded a $3.5 million increase in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $23.3 million for the year ended December 31, 2017. For the year ended December 31, 2016, the provision for loan losses excluded a $288,000 increase in the reserve for unfunded lending commitments. The total provision for credit losses was $13.2 million for the year ended December 31, 2016.

N/A – Not applicable.

Impaired Loans

The following table presents total impaired loans by class segment as of December 31:

	2017			2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$26,728	$22,886	$—	$28,757	$25,447	$—
Commercial - secured	44,936	39,550	—	29,296	25,526	—
Real estate - residential mortgage	4,575	4,575	—	4,689	4,689	—
Construction - commercial residential	12,477	8,100	—	6,271	4,795	—
	88,716	75,111		69,013	60,457
With a related allowance recorded:
Real estate - commercial mortgage	33,710	25,895	8,112	37,132	29,446	10,162
Commercial - secured	28,819	23,442	11,013	27,767	22,626	13,198
Commercial - unsecured	997	733	393	1,122	823	455
Real estate - home equity	28,282	24,693	11,124	23,971	19,205	9,511
Real estate - residential mortgage	42,597	37,132	9,895	48,885	41,359	11,897
Construction - commercial residential	6,846	3,667	813	10,103	4,206	1,300
Construction - commercial	45	19	7	681	435	145
Construction - other	417	411	147	1,096	1,096	423
Consumer - indirect	11	11	7	19	19	12
Consumer - direct	15	15	10	21	21	14
	141,739	116,018	41,521	150,797	119,236	47,117
Total	$230,455	$191,129	$41,521	$219,810	$179,693	$47,117

As of December 31, 2017 and 2016, there were $75.1 million and $60.5 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans have been charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans, by class segment, for the years ended December 31:

	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$22,793	$281	$24,232	$294	$25,345	$315
Commercial - secured	31,357	182	19,825	104	15,654	97
Commercial - unsecured	—	—	—	—	17	—
Real estate - residential mortgage	4,631	107	5,598	126	5,389	124
Construction - commercial residential	7,016	12	6,285	48	11,685	148
Construction - commercial	239	—	—	—	915	—
	66,036	582	55,940	572	59,005	684
With a related allowance recorded:
Real estate - commercial mortgage	27,193	338	31,737	384	39,232	475
Commercial - secured	23,321	135	25,857	130	25,660	150
Commercial - unsecured	791	2	887	4	1,749	6
Real estate - home equity	21,704	534	17,912	285	13,887	144
Real estate - residential mortgage	39,093	903	42,191	908	46,252	1,041
Construction - commercial residential	5,051	11	5,295	41	6,455	79
Construction - commercial	152	—	524	—	931	—
Construction - other	957	—	682	—	263	—
Consumer - indirect	15	1	15	1	16	1
Consumer - direct	18	1	18	1	17	1
Leasing, other and overdrafts	285	—	854	—	285	—
	118,580	1,925	125,972	1,754	134,747	1,897
Total	$184,616	$2,507	$181,912	$2,326	$193,752	$2,581

(1)	Interest income recognized for the years ended December 31, 2017, 2016 and 2015 represents amounts earned on accruing TDRs. Impaired loans consist of loans on non-accrual status and accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings as of December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2017	2016	2017	2016	2017	2016	2017	2016
	(dollars in thousands)
Real estate - commercial mortgage	$6,066,396	$5,763,122	$147,604	$132,484	$150,804	$122,976	$6,364,804	$6,018,582
Commercial - secured	3,831,485	3,686,152	121,842	128,873	179,113	118,527	4,132,440	3,933,552
Commercial -unsecured	159,620	145,922	5,478	4,481	2,759	3,531	167,857	153,934
Total commercial - industrial, financial and agricultural	3,991,105	3,832,074	127,320	133,354	181,872	122,058	4,300,297	4,087,486
Construction - commercial residential	143,759	113,570	5,259	15,447	14,084	13,172	163,102	142,189
Construction - commercial	761,218	635,963	846	3,412	3,752	5,115	765,816	644,490
Total real estate - construction (excluding construction - other)	904,977	749,533	6,105	18,859	17,836	18,287	928,918	786,679
Total	$10,962,478	$10,344,729	$281,029	$284,697	$350,512	$263,321	$11,594,019	$10,892,747

% of Total	94.6%	95.0%	2.4%	2.6%	3.0%	2.4%	100.0%	100.0%

The following table presents delinquency and non-performing status for loans that do not have internal credit risk ratings, by class segment, as of December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2017	2016	2017	2016	2017	2016	2017	2016
	(dollars in thousands)
Real estate - home equity	$1,535,557	$1,602,687	$12,655	$9,274	$11,507	$13,154	$1,559,719	$1,625,115
Real estate - residential mortgage	1,914,888	1,557,995	18,852	20,344	20,971	23,655	1,954,711	1,601,994
Real estate - construction - other	77,403	55,874	203	—	411	1,096	78,017	56,970
Consumer - direct	54,828	93,572	315	1,752	70	1,563	55,213	96,887
Consumer - indirect	254,663	190,656	3,681	3,599	226	328	258,570	194,583
Total consumer	309,491	284,228	3,996	5,351	296	1,891	313,783	291,470
Leasing, other and overdrafts	267,111	229,591	855	1,068	32	317	267,998	230,976
Total	$4,104,450	$3,730,375	$36,561	$36,037	$33,217	$40,113	$4,174,228	$3,806,525

% of Total	98.3%	98.0%	0.9%	0.9%	0.8%	1.1%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents total non-performing assets as of December 31:

	2017	2016
	(in thousands)
Non-accrual loans	$124,749	$120,133
Loans 90 days or more past due and still accruing	10,010	11,505
Total non-performing loans	134,759	131,638
Other real estate owned	9,823	12,815
Total non-performing assets	$144,582	$144,453

The following table presents past due status and non-accrual loans, by portfolio segment and class segment, as of December 31:

	2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$9,456	$4,223	$625	$34,822	$35,447	$49,126	$6,315,678	$6,364,804
Commercial - secured	4,778	5,254	1,360	52,255	53,615	63,647	4,068,793	4,132,440
Commercial - unsecured	305	10	45	649	694	1,009	166,848	167,857
Total Commercial - industrial, financial and agricultural	5,083	5,264	1,405	52,904	54,309	64,656	4,235,641	4,300,297
Real estate - home equity	9,640	3,015	2,372	9,135	11,507	24,162	1,535,557	1,559,719
Real estate - residential mortgage	11,961	6,891	5,280	15,691	20,971	39,823	1,914,888	1,954,711
Construction - commercial	483	—	—	19	19	502	765,314	765,816
Construction - commercial residential	—	439	—	11,767	11,767	12,206	150,896	163,102
Construction - other	203	—	—	411	411	614	77,403	78,017
Total Real estate - construction	686	439	—	12,197	12,197	13,322	993,613	1,006,935
Consumer - direct	260	55	70	—	70	385	54,828	55,213
Consumer - indirect	3,055	626	226	—	226	3,907	254,663	258,570
Total Consumer	3,315	681	296	—	296	4,292	309,491	313,783
Leasing, other and overdrafts	568	287	32	—	32	887	267,111	267,998
	$40,709	$20,800	$10,010	$124,749	$134,759	$196,268	$15,571,979	$15,768,247

	2016
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$6,254	$1,622	$383	$38,936	$39,319	$47,195	$5,971,387	$6,018,582
Commercial - secured	6,660	2,616	959	41,589	42,548	51,824	3,881,728	3,933,552
Commercial - unsecured	898	35	152	760	912	1,845	152,089	153,934
Total Commercial - industrial, financial and agricultural	7,558	2,651	1,111	42,349	43,460	53,669	4,033,817	4,087,486
Real estate - home equity	6,596	2,678	2,543	10,611	13,154	22,428	1,602,687	1,625,115
Real estate - residential mortgage	15,600	4,744	5,224	18,431	23,655	43,999	1,557,995	1,601,994
Construction - commercial	743	—	—	435	435	1,178	643,312	644,490
Construction - commercial residential	233	51	36	8,275	8,311	8,595	133,594	142,189
Construction - other	—	—	—	1,096	1,096	1,096	55,874	56,970
Total Real estate - construction	976	51	36	9,806	9,842	10,869	832,780	843,649
Consumer - direct	1,211	541	1,563	—	1,563	3,315	93,572	96,887
Consumer - indirect	3,200	399	328	—	328	3,927	190,656	194,583
Total Consumer	4,411	940	1,891	—	1,891	7,242	284,228	291,470
Leasing, other and overdrafts	543	525	317	—	317	1,385	229,591	230,976
	$41,938	$13,211	$11,505	$120,133	$131,638	$186,787	$14,512,485	$14,699,272

The following table presents TDRs as of December 31:

	2017	2016
	(in thousands)
Real-estate - residential mortgage	$26,016	$27,617
Real estate - home equity	15,558	8,594
Commercial	10,820	6,627
Real-estate - commercial mortgage	13,959	15,957
Consumer - direct	26	39
Construction - commercial residential	—	726
Total accruing TDRs	66,379	59,560
Non-accrual TDRs (1)	29,051	27,850
Total TDRs	$95,430	$87,410

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2017 and 2016, there were $8.6 million and $3.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs by class segment and type of concession for loans that were modified during the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial:
Extend maturity with rate concession	—	$—	—	$—	2	$127
Extend maturity without rate concession	23	15,058	12	3,904	10	3,823
Bankruptcy	1	490	—	—	—	—
Real estate - commercial mortgage:
Extend maturity with rate concession	—	—	—	—	5	2,014
Extend maturity without rate concession	9	2,899	—	—	4	639
Bankruptcy	1	12	—	—	—	—
Real estate - home equity:
Extend maturity with rate concession	—	—	—	—	2	36
Extend maturity without rate concession	69	5,843	89	4,484	3	203
Bankruptcy	28	1,813	47	2,671	52	2,501
Real estate – residential mortgage:
Extend maturity with rate concession	2	468	—	—	4	750
Extend maturity without rate concession	5	1,044	2	315	3	262
Bankruptcy	3	392	6	981	7	2,508
Construction - commercial residential:
Extend maturity without rate concession	1	1,204	—	—	1	1,535
Bankruptcy	1	411	—	—	—	—
Consumer:
Bankruptcy	—	—	2	23	3	18

Total	143	$29,634	158	$12,378	96	$14,416

The following table presents TDRs, by class segment, that were modified during the years ended December 31, 2017, 2016 and 2015 and had a post-modification payment default during their respective year of modification. The Corporation defines a payment default as a single missed scheduled payment:

	2017		2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	1	$1,192	—	$—	—	$—
Construction - other	1	411	—	—	—	—
Real estate - commercial mortgage	2	549	1	118	4	359
Real estate - residential mortgage	5	577	8	1,500	4	445
Commercial	6	1,571	7	2,523	8	3,549
Real estate - home equity	25	1,575	28	1,836	13	763
Consumer	—	—	1	19	—	—
Total	40	$5,875	45	$5,996	29	$5,116

NOTE 5 – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2017	2016
	(in thousands)
Land	$35,560	$36,097
Buildings and improvements	307,332	293,836
Furniture and equipment	150,876	137,282
Construction in progress	19,916	21,096
	513,684	488,311
Less: Accumulated depreciation and amortization	(290,882)	(270,505)
	$222,802	$217,806

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $530.6 million and non-amortizing trade name intangible assets totaled $963,000 as of both December 31, 2017 and 2016. All of the Corporation’s reporting units passed the 2017 goodwill impairment test, resulting in no goodwill impairment charges in 2017. All reporting units, with total allocated goodwill of $530.6 million, had fair values that exceeded net book values by approximately 75% in the aggregate.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.

NOTE 7 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of year	$38,822	$40,944
Originations of mortgage servicing rights	4,968	5,485
Amortization expense	(6,127)	(7,607)
Balance at end of year	$37,663	$38,822

Valuation allowance:
Balance at beginning of year	$(1,291)	$—
Net deductions (additions) to the valuation allowance	1,291	(1,291)
Balance at end of year	$—	$(1,291)

Net MSRs at end of year	$37,663	$37,531

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined that a valuation allowance was no longer necessary as of December 31, 2017 and reduced it by $1.3 million net additions recorded in 2016. Reductions and additions to the valuation allowance are recorded as increases and decreases, respectively, to mortgage banking income on the consolidated statements of income.

The estimated fair value of MSRs was $41.6 million and $38.2 million as of December 31, 2017 and 2016, respectively.
Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $6.1 million and $7.6 million in 2017 and 2016, respectively. Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2017 and the estimated remaining lives of the underlying loans, follows (in thousands):

Year
2018	$6,342
2019	5,905
2020	5,423
2021	4,893
2022	4,311

NOTE 8 – DEPOSITS
Deposits consisted of the following as of December 31:

	2017	2016
	(in thousands)
Noninterest-bearing demand	$4,437,294	$4,376,137
Interest-bearing demand	4,018,107	3,703,712
Savings and money market accounts	4,586,746	4,179,773
Total demand and savings	13,042,147	12,259,622
Brokered deposits	90,473	—
Time deposits	2,664,912	2,753,242
Total Deposits	$15,797,532	$15,012,864

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.2 billion as of both December 31, 2017 and 2016. Time deposits of $250,000 or more were $373.9 million and $374.4 million as of December 31, 2017 and 2016, respectively. The scheduled maturities of time deposits as of December 31, 2017 were as follows (in thousands):

Year
2018	$1,085,369
2019	866,233
2020	436,690
2021	122,516
2022	76,962
Thereafter	77,142
$2,664,912

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2017, 2016 and 2015 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31,			Maximum Outstanding
	2017	2016	2015	2017	2016	2015
	(in thousands)
Federal funds purchased	$220,000	$278,570	$197,235	$387,110	$449,184	$266,338
Short-term FHLB advances (1)	—	—	110,000	250,000	—	200,000
Customer repurchase agreements	172,017	195,734	111,496	233,274	221,989	212,509
Customer short-term promissory notes	225,507	67,013	78,932	237,298	77,887	93,176
	$617,524	$541,317	$497,663

(1) Represents FHLB advances with an original maturity term of less than one year.

As of December 31, 2017, the Corporation had aggregate availability under Federal funds lines of $1.2 billion, with $220.0 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities were pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of December 31, 2017 and 2016, the Corporation had $617.4 million and $1.2 billion, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2017	2016	2015
	(dollars in thousands)
Amount outstanding as of December 31	$172,017	$195,734	$111,496
Weighted average interest rate as of December 31	0.13%	0.10%	0.15%
Average amount outstanding during the year	$188,974	$184,978	$161,093
Weighted average interest rate during the year	0.12%	0.11%	0.10%

FHLB advances with an original maturity of one year or more and long-term debt included the following as of December 31:

	2017	2016
	(in thousands)
FHLB advances	$652,113	$567,240
Subordinated debt	250,000	350,000
Senior notes	125,000	—
Junior subordinated deferrable interest debentures	16,496	16,496
Unamortized discounts and issuance costs	(5,263)	(4,333)
	$1,038,346	$929,403

Excluded from the preceding table is the Parent Company’s revolving line of credit with one of its subsidiary banks. As of December 31, 2017 and 2016, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $75.0 million, is secured by insurance investments and equity securities and bears interest at London Interbank Offered Rate ("LIBOR") for maturities of one month plus 2.00%. The amount that the Corporation is permitted to borrow under this commitment at any given time is subject to a formula based on a percentage of the value of the collateral pledged. Although balances drawn on the line of credit and related interest income and expense are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 2.31%. As of December 31, 2017, the Corporation had additional borrowing capacity of approximately $3.6 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of FHLB advances with an original maturity of one year or more and long-term debt as of December 31, 2017 (in thousands):

Year
2018	$99,217
2019	202,275
2020	142,039
2021	199,054
2022	130,076
Thereafter	265,685
$1,038,346

In March 2017, the Corporation issued $125.0 million of senior notes, with a fixed rate of 3.60% and an effective rate of 3.95%, as a result of discounts and issuance costs, which mature on March 16, 2022. Interest is paid semi-annually in September and March. In June 2015, the Corporation issued $150.0 million of ten-year subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of approximately 4.69% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November. In November 2014, the Corporation issued $100.0 million of ten-year subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of approximately 4.87% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November.

On May 1, 2017, $100.0 million of the Corporation's outstanding ten-year subordinated notes originally issued in May 2007 with an effective rate of approximately 5.96%, matured and were fully repaid.

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

As of December 31, 2017, the Parent Company owned all of the common stock of three subsidiary trusts, which have issued TruPS in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The TruPS are redeemable on specified dates, or earlier if certain events arise.

The following table provides details of the debentures as of December 31, 2017 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	3.99%	$6,186	06/30/34	03/31/18	100.0
Columbia Bancorp Statutory Trust II	Variable	3.48%	4,124	03/15/35	03/31/18	100.0
Columbia Bancorp Statutory Trust III	Variable	3.36%	6,186	06/15/35	03/31/18	100.0
			$16,496

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2017		2016
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$129,469	$1,059	$87,119	$863
Negative fair values	8,957	(59)	18,239	(227)
Net interest rate locks with customers		1,000		636
Forward Commitments
Positive fair values	3,856	34	70,031	2,223
Negative fair values	100,808	(213)	19,964	(112)
Net forward commitments		(179)		2,111
Interest Rate Swaps with Customers
Positive fair values	1,316,548	24,505	876,744	24,397
Negative fair values	716,634	(18,978)	583,060	(16,998)
Net interest rate swaps with customers		5,527		7,399
Interest Rate Swaps with Dealer Counterparties
Positive fair values(1) (3)	716,634	18,941	583,060	16,998
Negative fair values(2) (3)	1,316,548	(19,764)	876,744	(24,397)
Net interest rate swaps with dealer counterparties		(823)		(7,399)
Foreign Exchange Contracts with Customers
Positive fair values	4,852	276	11,674	504
Negative fair values	5,914	(119)	4,659	(221)
Net foreign exchange contracts with customers		157		283
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	7,960	184	7,040	241
Negative fair values	6,048	(255)	12,869	(447)
Net foreign exchange contracts with correspondent banks		(71)		(206)
Net derivative fair value asset		$5,611		$2,824

(1) Includes centrally cleared interest rate swaps with a notional amount of $24.4 million and a fair value of $0 as of December 31, 2017.
(2) Includes centrally cleared interest rate swaps with a notional amount of $377.1 million and a fair value of $0 as of December 31, 2017.
(3) The variation margin posted as collateral on centrally cleared interest rate swaps, which represents the fair value of such swaps, is legally characterized as settlements of the outstanding derivative contracts instead of cash collateral. Accordingly, the fair values of centrally cleared interest rate swaps were offset by variation margins totaling $4.6 million as of December 31, 2017, reducing the fair value of such swaps to $0. There were no centrally cleared interest rate swaps as of December 31, 2016.

The following table presents the fair value gains and losses on derivative financial instruments for the years ended December 31:

	2017	2016	2015	Statement of Income Classification
	(in thousands)
Interest rate locks with customers	$364	$(639)	$(110)	Mortgage banking income
Forward commitments	(2,290)	1,930	1,345	Mortgage banking income
Interest rate swaps with customers (1)	(1,872)	(25,461)	13,342	Other non-interest expense
Interest rate swaps with counterparties (1)	6,576	25,461	(13,342)	Other non-interest expense
Foreign exchange contracts with customers	(126)	353	(439)	Other service charges and fees
Foreign exchange contracts with correspondent banks	135	(487)	711	Other service charges and fees
Net fair value gains on derivative financial instruments	$2,787	$1,157	$1,507
(1) Not included is the $4.6 million expense related to the variation margin settlement.

The Corporation has elected to record mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2017 and 2016:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value Gain (Loss)	Statement of Income Classification
	(in thousands)
December 31, 2017:
Mortgage loans held for sale	$31,069	$31,530	Loans held for sale	$472	Mortgage banking income
December 31, 2016:
Mortgage loans held for sale	28,708	28,697	Loans held for sale	(313)	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2017
Interest rate swap derivative assets	$43,446	$(16,844)	$—	$26,602
Foreign exchange derivative assets with correspondent banks	184	(184)	—	—
Total	$43,630	$(17,028)	$—	$26,602

Interest rate swap derivative liabilities	$38,742	$(16,844)	$(6,588)	$15,310
Foreign exchange derivative liabilities with correspondent banks	255	(184)	—	71
Total	$38,997	$(17,028)	$(6,588)	$15,381

2016
Interest rate swap derivative assets	$41,395	$(15,117)	$—	$26,278
Foreign exchange derivative assets with correspondent banks	241	(241)	—	—
Total	$41,636	$(15,358)	$—	$26,278

Interest rate swap derivative liabilities	$41,395	$(15,117)	$(4,010)	$22,268
Foreign exchange derivative liabilities with correspondent banks	447	(241)	(206)	—
Total	$41,842	$(15,358)	$(4,216)	$22,268

(1)
For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)
Amounts represent cash collateral (posted by the Corporation) or received from the counterparty on interest rate swap transactions and foreign exchange contracts with financial institution counterparties. Interest rate swaps with customers are collateralized by the same collateral securing the underlying loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

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
U.S. Basel III Capital Rules
In July 2013, the Federal Reserve Board approved final rules (the "U.S. Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions.
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
As of December 31, 2017, the Corporation's capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
As of December 31, 2017 and 2016, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2017 that management believes have changed the institutions’ categories.

The following table presents the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements for the Corporation and its four significant subsidiaries with total assets in excess of $1 billion, as of December 31, 2017, under the U.S. Basel III Capital Rules:

	2017
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,179,147	13.0%	$1,338,560	8.0%	N/A	N/A
Fulton Bank, N.A.	1,234,536	12.3	805,125	8.0	$1,006,406	10.0%
Fulton Bank of New Jersey	385,858	12.4	248,640	8.0	310,801	10.0
The Columbia Bank	234,647	12.2	153,441	8.0	191,801	10.0
Lafayette Ambassador Bank	173,097	14.6	94,720	8.0	118,400	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,737,060	10.4%	$1,003,920	6.0%	N/A	N/A
Fulton Bank, N.A	1,142,230	11.3	603,843	6.0	$805,125	8.0%
Fulton Bank of New Jersey	346,867	11.2	186,480	6.0	248,640	8.0
The Columbia Bank	215,651	11.2	115,081	6.0	153,441	8.0
Lafayette Ambassador Bank	162,292	13.7	71,040	6.0	94,720	8.0
Common Equity Tier I Capital (to Risk-weighted Assets):
Corporation	$1,737,060	10.4%	$752,940	4.5%	N/A	N/A
Fulton Bank, N.A	1,098,230	10.9	452,883	4.5	$654,164	6.5%
Fulton Bank of New Jersey	346,867	11.2	139,860	4.5	202,020	6.5
The Columbia Bank	215,651	11.2	86,310	4.5	124,671	6.5
Lafayette Ambassador Bank	162,292	13.7	53,280	4.5	76,960	6.5
Tier I Capital (to Average Assets):
Corporation	$1,737,060	8.9%	$778,451	4.0%	N/A	N/A
Fulton Bank, N.A	1,142,230	10.0	458,016	4.0	$572,520	5.0%
Fulton Bank of New Jersey	346,867	8.8	158,027	4.0	197,534	5.0
The Columbia Bank	215,651	9.3	92,797	4.0	115,996	5.0
Lafayette Ambassador Bank	162,292	10.1	64,191	4.0	80,239	5.0
N/A – Not applicable as "well capitalized" applies to banks only.

The following table presents the Total risk-based, Tier I risk-based, Common Equity Tier 1 risk-based and Tier I leverage requirements as of December 31, 2016, under U.S. Basel III Capital Rules:

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
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and primary regulator and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks was approximately $283 million as of December 31, 2017, based on the subsidiary banks maintaining enough capital to be considered well capitalized under the U.S. Basel III Capital Rules.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.

NOTE 12 – INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which among other things, lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21%. The reduction of the U.S. corporate income tax rate required the Corporation to re-measure its deferred tax assets and liabilities utilizing the lower tax rate as of December 22, 2017. As of December 31, 2017, the Corporation had not completed its accounting for the tax effects of the Tax Act; however, the Corporation was able to reasonably estimate the effects of the re-measurement of its deferred tax balances and recorded a charge of $15.6 million to income tax expense.
The components of the provision for income taxes are as follows:

	2017	2016	2015
	(in thousands)
Current tax expense:
Federal	$19,553	$33,872	$34,455
State	2,617	1,698	2,042
	22,170	35,570	36,497
Deferred tax expense:
Federal	39,885	7,968	12,752
State	646	3,086	672
	40,531	11,054	13,424
Income tax expense	$62,701	$46,624	$49,921
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Tax credit investments	(7.8)	(7.0)	(5.2)
Tax-exempt income	(6.6)	(6.5)	(6.0)
State income taxes, net of federal benefit	(0.5)	1.2	1.9
Bank owned life insurance	(0.4)	(0.6)	(0.6)
Re-measurement of net deferred tax asset due to the Tax Act	6.7	—	—
Change in valuation allowance	1.2	0.3	(0.9)
Executive compensation	0.1	0.1	0.1
Other, net	(1.0)	(0.1)	0.7
Effective income tax rate	26.7%	22.4%	25.0%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$40,554	$62,726
State loss carryforwards	11,855	9,820
Deferred compensation	7,663	12,017
Postretirement and defined benefit plans	7,274	12,659
Other accrued expenses	6,977	9,520
Unrealized holding losses on securities available for sale	5,830	12,260
Other-than-temporary impairment of investments	2,045	5,187
Other	6,742	8,500
Total gross deferred tax assets	88,940	132,689
Deferred tax liabilities:
Direct leasing	21,917	27,663
Mortgage servicing rights	8,204	13,369
Acquisition premiums/discounts	6,030	9,167
Premises and equipment	3,099	5,625
Intangible assets	1,155	1,810
Other	10,420	12,530
Total gross deferred tax liabilities	50,825	70,164
Net deferred tax asset, before valuation allowance	38,115	62,525
Valuation allowance	(11,855)	(8,950)
Net deferred tax asset	$26,260	$53,575
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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2017 and 2016, the Corporation had state net operating loss carryforwards of approximately $369 million and $391 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2037.

The Corporation has $2.0 million of deferred tax assets resulting from unrealized other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. The Corporation currently believes that it has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties. As such, no valuation allowance for the deferred tax assets related to the realized or unrealized capital losses is considered to be necessary as of December 31, 2017.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2017.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2017	2016	2015
	(in thousands)
Balance at beginning of year	$2,438	$2,373	$1,944
Current period tax positions	523	456	492
Lapse of statute of limitations	(411)	(391)	(63)
Balance at end of year	$2,550	$2,438	$2,373

As of December 31, 2017, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $540,000 of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $42,000 and $43,000 in 2017 and 2016, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2017 and 2016, total accrued interest and penalties related to unrecognized tax positions were approximately $616,000 and $574,000, respectively.

The Corporation and its subsidiaries file income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2014.

NOTE 13 – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2017	2016	2015
	(in thousands)
401(k) Retirement Plan	$8,121	$7,418	$6,423
Pension Plan	4,168	4,310	4,102
	$12,289	$11,728	$10,525

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

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2017	2016	2015
	(in thousands)
Service cost (1)	$—	$688	$579
Interest cost	3,320	3,520	3,405
Expected return on assets	(1,804)	(2,318)	(3,009)
Net amortization and deferral	2,652	2,420	3,127
Net periodic pension cost	$4,168	$4,310	$4,102

(1)
The Pension Plan was curtailed effective January 1, 2008. Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits. Beginning January 1, 2017 the administrative costs were netted with the expected return on assets.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2017	2016
	(in thousands)
Projected benefit obligation at beginning of year	$85,363	$84,736
Service cost (1)	—	688
Interest cost	3,320	3,520
Benefit payments	(3,751)	(5,172)
Change in assumptions	5,008	1,635
Experience gain	(458)	(44)
Projected benefit obligation at end of year	$89,482	$85,363

Fair value of plan assets at beginning of year	$48,684	$46,971
Employer contributions (2)	3,816	5,169
Actual return on plan assets	5,312	1,716
Benefit payments	(3,751)	(5,172)
Fair value of plan assets at end of year	$54,061	$48,684
(1) The Pension Plan was curtailed effective January 1, 2008. Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits. Beginning January 1, 2017 the administrative costs were netted with the expected return on assets.

(2)
The Corporation funds at least the minimum amount required by federal law and regulations. The Corporation contributed $3.8 million and $5.2 million to the Pension Plan during 2017 and 2016, respectively.

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2017	2016
	(in thousands)
Projected benefit obligation	$(89,482)	$(85,363)
Fair value of plan assets	54,061	48,684
Funded status	$(35,421)	$(36,679)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Before tax	Net of tax
	(in thousands)
Balance as of December 31, 2015	$30,396	$19,758
Recognized as a component of 2016 periodic pension cost	(2,420)	(1,573)
Unrecognized gains arising in 2016	2,193	1,425
Balance as of December 31, 2016	30,169	19,610
Recognized as a component of 2017 periodic pension cost	(2,652)	(1,724)
Unrecognized losses arising in 2017	1,042	678
Balance as of December 31, 2017	$28,559	$18,564

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2018 is expected to be $2.8 million.

The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2017	2016	2015
Discount rate-projected benefit obligation	3.50%	4.00%	4.25%
Expected long-term rate of return on plan assets	5.00%	5.00%	6.00%
The discount rates used were determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.
The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2017 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2017		2016
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$19,219		$12,689
Equity common trust funds	9,612		7,936
Equity securities	28,831	53.3%	20,625	42.4%
Cash and money market funds	5,675		7,149
Fixed income mutual funds	11,136		10,540
Corporate debt securities	2,999		3,252
U.S. Government agency securities	249		496
Fixed income securities and cash	20,059	37.1%	21,437	44.0%
Other alternative investment funds	5,171	9.6%	6,622	13.6%
	$54,061	100.0%	$48,684	100.0%

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
Estimated future benefit payments are as follows (in thousands):

Year
2018	$3,773
2019	3,858
2020	4,220
2021	4,424
2022	4,530
2023 – 2027	24,571
$45,376

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

The components of the net (benefit) expense for postretirement benefits other than pensions are as follows:

	2017	2016	2015
	(in thousands)
Interest cost	$68	$85	$206
Net amortization and deferral	(565)	(551)	(258)
Net postretirement benefit	$(497)	$(466)	$(52)

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2017	2016
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$1,926	$2,875
Interest cost	68	85
Benefit payments	(216)	(282)
Experience gain	(104)	(732)
Change in assumptions	26	(20)
Accumulated postretirement benefit obligation at end of year	$1,700	$1,926

Fair value of plan assets at beginning of year	$3	$15
Employer contributions	213	270
Benefit payments	(216)	(282)
Fair value of plan assets at end of year	$—	$3

The following table presents the funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31:

	2017	2016
	(in thousands)
Accumulated postretirement benefit obligation	$(1,700)	$(1,926)
Fair value of plan assets	—	3
Funded status	$(1,700)	$(1,923)

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2015	$(5,334)	$(508)	$(5,842)	$(3,798)
Recognized as a component of 2016 postretirement benefit cost	465	86	551	358
Unrecognized gains arising in 2016	—	(761)	(761)	(495)
Balance as of December 31, 2016	(4,869)	(1,183)	(6,052)	(3,935)
Recognized as a component of 2017 postretirement benefit cost	465	101	566	368
Unrecognized gains arising in 2017	—	(77)	(77)	(50)
Balance as of December 31, 2017	$(4,404)	$(1,159)	$(5,563)	$(3,617)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2017	2016	2015
Discount rate-projected benefit obligation	3.50%	4.25%	4.25%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2018	$196
2019	184
2020	171
2021	159
2022	147
2023 – 2027	574
$1,431

NOTE 14 – SHAREHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2017:
Unrealized gain on securities	$16,051	$(5,619)	$10,432
Reclassification adjustment for securities gains included in net income (1)	(9,071)	3,177	(5,894)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	285	(100)	185
Unrecognized pension and postretirement cost	(937)	328	(609)
Amortization of net unrecognized pension and postretirement income (2)	2,092	(731)	1,361
Total Other Comprehensive Income	$8,420	$(2,945)	$5,475
2016:
Unrealized loss on securities	$(22,907)	$8,016	$(14,891)
Reclassification adjustment for securities gains included in net income (1)	(2,550)	893	(1,657)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	(285)	100	(185)
Amortization of unrealized loss on derivative financial instruments (3)	25	(9)	16
Unrecognized pension and postretirement cost	(1,432)	501	(931)
Amortization of net unrecognized pension and postretirement income (2)	1,869	(653)	1,216
Total Other Comprehensive Loss	$(25,280)	$8,848	$(16,432)
2015:
Unrealized loss on securities	$(11,872)	$4,155	$(7,717)
Reclassification adjustment for securities gains included in net income (1)	(9,066)	3,174	(5,892)
Reclassification adjustment for loss on derivative financial instruments included in net income (2)	3,778	(1,322)	2,456
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	368	(129)	239
Amortization of unrealized loss on derivative financial instruments (3)	115	(40)	75
Unrecognized pension and postretirement income	7,200	(2,520)	4,680
Amortization of net unrecognized pension and postretirement income (2)	2,869	(1,005)	1,864
Total Other Comprehensive Loss	$(6,608)	$2,313	$(4,295)

(1)
Amounts reclassified out of accumulated other comprehensive income (loss). Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See "Note 3 - Investment Securities," for additional details.

(2)
Amounts reclassified out of accumulated other comprehensive income (loss). Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See "Note 13 - Employee Benefit Plans," for additional details.

(3)	Amounts reclassified out of accumulated other comprehensive income (loss). Before-tax amounts included in "Interest Expense" on the consolidated statements of income.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Cost)	Total
	(in thousands)
Balance as of December 31, 2014	$5,980	$1,349	$(2,546)	$(22,505)	$(17,722)
Other comprehensive income (loss) before reclassifications	(7,717)	239	—	4,680	(2,798)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,762)	(1,130)	75	1,864	(3,953)
Reclassification adjustment for loss on derivative financial instruments	—	—	2,456	—	2,456
Balance as of December 31, 2015	(6,499)	458	(15)	(15,961)	(22,017)
Other comprehensive loss before reclassifications	(14,891)	(185)	—	(931)	(16,007)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,657)	—	15	1,217	(425)
Balance as of December 31, 2016	(23,047)	273	—	(15,675)	(38,449)
Other comprehensive income before reclassifications	10,432	185	—	(609)	10,008
Amounts reclassified from accumulated other comprehensive income (loss)	(5,894)	—	—	1,361	(4,533)
Balance as of December 31, 2017	$(18,509)	$458	$—	$(14,923)	$(32,974)

Common Stock Repurchase Plans

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. Repurchased shares will be added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The share repurchase program may be discontinued at any time. As of December 31, 2017, 1.5 million shares had been repurchased under this program for a total cost of $18.5 million, or $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2018.

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

NOTE 15 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2017	2016	2015
	(in thousands)
Compensation expense	$5,209	$6,556	$5,938
Tax benefit	(3,994)	(2,679)	(2,011)
Stock-based compensation, net of tax	$1,215	$3,877	$3,927

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 76.7%, 40.9% and 33.9% in 2017, 2016 and 2015, respectively. These percentages differ from the Corporation’s 35% statutory federal tax rate. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs and PSUs. Tax benefits less than the 35% statutory federal tax rate resulted from incentive stock options, for which a tax benefit is not recognized during the vesting period. Tax benefits in excess of the 35% statutory federal tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised, and excess tax benefits realized on vesting RSUs and PSUs during the period.
The following table presents compensation expense and related tax benefits for restricted stock awards, RSUs and PSUs recognized in the consolidated statements of income, and included as a component of total stock-based compensation in the preceding table:

	2017	2016	2015
	(in thousands)
Compensation expense	$4,922	$6,165	$4,646
Tax benefit	(1,559)	(2,158)	(1,626)
Restricted stock compensation, net of tax	$3,363	$4,007	$3,020
The following table provides information about stock option activity for the year ended December 31, 2017:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	1,330,183	$10.98
Exercised	(411,292)	11.45
Forfeited	(14,574)	10.64
Expired	(26,115)	13.97
Outstanding as of December 31, 2017	878,202	$10.66	4.1 years	$6.4
Exercisable as of December 31, 2017	878,202	$10.66	4.1 years	$6.4

The following table provides information about nonvested stock options, restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2017:

	Nonvested Stock Options		Restricted Stock/RSUs/PSUs
	Options	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2016	82,447	$3.14	1,525,715	$12.74
Granted	—	—	501,664	15.85
Vested	(81,847)	3.14	(603,308)	12.51
Forfeited	(600)	3.14	(117,134)	14.15
Nonvested as of December 31, 2017	—	$—	1,306,937	$13.91

The vested and forfeited stock option shown in the table above were granted in 2014. There were no stock options granted in 2017, 2016, or 2015. The fair value of stock options granted in 2014 was estimated on the grant date using the Black-Scholes valuation methodology.

As of December 31, 2017, there was $7.4 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2017, the Employee Equity Plan had 11.1 million shares reserved for future grants through 2023, and the Directors’ Plan had 360,000 shares reserved for future grants through 2021.

The following table presents information about stock options exercised:

	2017	2016	2015
	(dollars in thousands)
Number of options exercised	411,292	920,924	490,151
Total intrinsic value of options exercised	$2,955	$4,619	$1,442
Cash received from options exercised	$4,644	$10,240	$4,936
Tax deduction realized from options exercised	$2,825	$4,328	$1,389

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.
The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2017	2016	2015
Risk-free interest rate	1.43%	0.92%	0.86%
Volatility of Corporation’s stock	22.45%	20.75%	20.08%
Expected life of PSUs	3 Years	3 Years	3 Years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2017, 2016 and 2015 of $17.25, $11.23 and $10.66, respectively.
Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2017	2016	2015
ESPP shares purchased	98,000	109,665	121,890
Average purchase price per share (85% of market value)	$15.28	$12.37	$10.86
Compensation expense recognized (in thousands)	$261	$240	$234

NOTE 16 – LEASES
Certain branch offices and equipment are leased under agreements that expire at varying dates through 2036. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $18.7 million in 2017, $18.4 million in 2016 and $18.1 million in 2015.

Future minimum payments as of December 31, 2017 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2018	$17,417
2019	15,730
2020	14,592
2021	12,988
2022	10,763
Thereafter	45,905
$117,395

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

The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in commitments to extend credit and letters of credit. See "Note 4 - Loans and Allowance for Credit Losses," for additional information.

The following table presents commitments to extend credit and letters of credit:

	2017	2016
	(in thousands)
Commercial and other	$3,689,700	$3,673,815
Home equity	1,422,284	1,368,465
Commercial mortgage and construction	1,093,045	1,033,287
Total commitments to extend credit	$6,205,029	$6,075,567

Standby letters of credit	$326,973	$356,359
Commercial letters of credit	41,801	38,901
Total letters of credit	$368,774	$395,260

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
The Corporation provides customary representations and warranties to government sponsored agencies and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored agency or investor. The Corporation may be required to repurchase a loan or reimburse the government sponsored agency or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of December 31, 2017 and 2016, total outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the FHLB of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). No loans were sold under this program since 2011. The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the FHLB of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of December 31, 2017, the unpaid principal balance of loans sold under the MPF Program was approximately $84 million. As of December 31, 2017 and 2016, the reserves for estimated credit losses related to loans sold under the MPF Program were $1.2 million and $1.7 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit loss methodology for residential mortgage loans.

As of December 31, 2017 and 2016, the reserve for losses on residential mortgage loans sold was $2.1 million and $2.5 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of December 31, 2017 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

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

BSA/AML Enforcement Orders

The Corporation and three of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent ("Consent Orders"), generally require, among other things, that the Corporation and the affected bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. The Corporation and the affected bank subsidiaries have implemented numerous enhancements to the BSA/AML Compliance Program, completed the retrospective reviews required under the Consent Orders, and continue to strengthen and refine the BSA/AML Compliance Program to achieve a sustainable program in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation is subject to certain restrictions on expansion activities of the Corporation and its bank subsidiaries. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or the affected bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

As previously disclosed, on October 27, 2017, the Office of the Comptroller of the Currency (the "OCC") terminated the Consent Orders that it issued on July 14, 2014 to three of the Corporation's bank subsidiaries, Fulton Bank, N.A., FNB Bank, N.A. and Swineford National Bank, relating to deficiencies in the BSA/AML Compliance Programs at those bank subsidiaries.

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

Agostino, et al. Litigation

Fulton Bank, N.A. (the "Bank"), the Corporation’s largest bank subsidiary, and two unrelated, third-party defendants, Ameriprise Financial Services, Inc. ("Ameriprise") and Riverview Bank ("Riverview"), were named as defendants in a lawsuit brought on behalf of a group of 67 plaintiffs filed on March 31, 2016, in the Court of Common Pleas for Dauphin County, Pennsylvania (Agostino, et al. v. Ameriprise Financial Services, Inc., et al., No. 2016-CV-2048-CV). The plaintiffs in this action were clients of Jeffrey M. Mottern, a now-deceased attorney, who is alleged to have operated a fraud scheme over a period of years through the sale of fictitious high-yield investments or by otherwise misappropriating funds entrusted to Mr. Mottern. The lawsuit sought damages from the defendants, including the Bank, alleged to be in excess of $11.3 million, treble damages and attorneys’ fees with respect to alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Law, punitive damages, plus interest and costs.

In October 2017, the Bank and the plaintiffs agreed to settle the lawsuit. Pursuant to the terms of the settlement agreement between the Bank and the plaintiffs, the claims against the Bank were dismissed with prejudice on December 13, 2017, and the Bank made the agreed-upon settlement payment. Also during December 2017, the Corporation received reimbursement from the Corporation’s insurance carrier for the full amount of the agreed-upon settlement payment.

NOTE 18 – FAIR VALUE MEASUREMENTS
All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized based on the method of their fair value determination.
The following tables summarizes the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets as of December 31:

	2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$31,530	$—	$31,530
Available for sale investment securities:
Equity securities	918	—	—	918
U.S. Government sponsored agency securities	—	5,938	—	5,938
State and municipal securities	—	408,949	—	408,949
Corporate debt securities	—	93,552	3,757	97,309
Collateralized mortgage obligations	—	602,623	—	602,623
Residential mortgage-backed securities	—	1,120,796	—	1,120,796
Commercial mortgage-backed securities	—	212,755	—	212,755
Auction rate securities	—	—	98,668	98,668
Total available for sale investment securities	918	2,444,613	102,425	2,547,956
Other assets	19,451	44,539	—	63,990
Total assets	$20,369	$2,520,682	$102,425	$2,643,476
Other liabilities	$19,357	$39,014	$—	$58,371

	2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$28,697	$—	$28,697
Available for sale investment securities:
Equity securities	24,526	—	—	24,526
U.S. Government sponsored agency securities	—	134	—	134
State and municipal securities	—	391,641	—	391,641
Corporate debt securities	—	106,537	2,872	109,409
Collateralized mortgage obligations	—	593,860	—	593,860
Residential mortgage-backed securities	—	1,317,838	—	1,317,838
Commercial mortgage-backed securities	—	24,563	—	24,563
Auction rate securities	—	—	97,256	97,256
Total available for sale investment securities	24,526	2,434,573	100,128	2,559,227
Other assets	17,111	44,481	—	61,592
Total assets	$41,637	$2,507,751	$100,128	$2,649,516
Other liabilities	$17,032	$41,734	$—	$58,766
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2017 and 2016 were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – Equity securities consist of stocks of financial institutions ($7,000 at December 31, 2017 and $23.5 million at December 31, 2016) and other equity investments ($911,000 at December 31, 2017 and $1.0 million at December 31, 2016). These Level 1 investments are measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated and senior debt issued by financial institutions ($61.9 million at December 31, 2017 and $65.2 million at December 31, 2016), single-issuer trust preferred securities issued by financial institutions ($30.7 million at December 31, 2017 and $39.8 million at December 31, 2016), pooled trust preferred securities issued by financial institutions ($707,000 at December 31, 2017 and $422,000 at December 31, 2016) and other corporate debt issued by non-financial institutions ($4.0 million at December 31, 2017 and 2016).

Level 2 investments include subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $27.7 million and $37.3 million of single-issuer trust preferred securities held at December 31, 2017 and 2016, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation's investments in pooled trust preferred securities ($707,000 at December 31, 2017 and $422,000 at December 31, 2016) and certain single-issuer trust preferred securities ($3.1 million at December 31, 2017 and $2.5 million at December 31, 2016). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Level 1 assets, consisting of mutual funds that are held in trust for employee deferred compensation plans ($19.0 million at December 31, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($460,000 at December 31, 2017 and $745,000 at December 31, 2016). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.1 million at December 31, 2017 and $3.1 million at December 31, 2016) and the fair value of interest rate swaps ($43.4 million at December 31, 2017 and $41.4 million at December 31, 2016). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 10 - Derivative Financial Instruments," for additional information.

•	Other liabilities – Included within this category are the following:

•
Level 1 employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($19.0 million at December 31, 2017 and $16.4 million at December 31, 2016) and the fair value of foreign currency exchange contracts ($374,000 at December 31, 2017 and $668,000 at December 31, 2016). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets," above.

•
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($272,000 at December 31, 2017 and $339,000 at December 31, 2016) and the fair value of interest rate swaps ($38.7 million at December 31, 2017 and $41.4 million at December 31, 2016). The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Other assets" above.

The following table presents the changes in available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities
	(in thousands)
Balance as of December 31, 2015	$706	$2,630	$98,059
Unrealized adjustments to fair value (1)	(286)	(190)	(1,246)
Discount accretion (2)	2	10	443
Balance as of December 31, 2016	422	2,450	97,256
Unrealized adjustments to fair value (1)	285	588	1,217
Discount accretion (2)	—	12	195
Balance as of December 31, 2017	$707	$3,050	$98,668

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

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation's assets measured at fair value on a nonrecurring basis and reported on the consolidated balance sheets at December 31:

	2017	2016
	(in thousands)
Net loans	$149,608	$132,576
OREO	9,823	12,815
MSRs	37,663	37,532
Total assets	$197,094	$182,923

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

•
OREO – This category includes OREO ($9.8 million at December 31, 2017 and $12.8 million at December 31, 2016) classified as Level 3 assets. Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs - This category includes MSRs ($37.7 million at December 31, 2017 and $37.5 million at December 31, 2016), classified as Level 3 assets. MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2017 valuation were 11.7% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2017 and 2016. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2017		2016
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks (1)	$108,291	$108,291	$118,763	$118,763
Interest-bearing deposits with other banks (1)	293,805	293,805	233,763	233,763
FRB and FHLB stock (2)	60,761	60,761	57,489	57,489
Loans held for sale (3)	31,530	31,530	28,697	28,697
Available for sale investment securities (2)	2,547,956	2,547,956	2,559,227	2,559,227
Net Loans (4)	15,598,337	15,380,974	14,530,593	14,387,454
Accrued interest receivable (1)	52,910	52,910	46,294	46,294
Other financial assets (1)	215,464	215,464	206,132	206,132
FINANCIAL LIABILITIES
Demand and savings deposits (1)	$13,042,147	$13,042,147	$12,259,622	$12,259,622
Brokered deposits (1)	90,473	90,473	—	—
Time deposits (5)	2,664,912	2,673,359	2,753,242	2,769,757
Short-term borrowings (1)	617,524	617,524	541,317	541,317
Accrued interest payable (1)	9,317	9,317	9,632	9,632
Other financial liabilities (3)	227,569	227,569	216,080	216,080
FHLB advances and long-term debt (5)	1,038,346	1,025,640	929,403	928,167

(1)
Short-term financial instrument, defined as those with remaining maturities of 90 days or less and excluding those recorded at fair value on the consolidated balance sheets. Book value is considered to be a reasonable estimate of fair value.

(2)	Restricted investments, carried at cost on the consolidated balance sheets.

(3)
These financial instruments, or certain financial instruments within these categories, are measured at fair value on the consolidated balance sheets. Descriptions of the fair value determinations for these financial instruments are disclosed above.

(4)	Fair value measured using unobservable inputs (level 3). Includes impaired loans, which are measured on a nonrecurring basis.

(5)	Fair value measured using observable inputs (level 2).
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

Fair values for loans were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values estimated in this manner do not fully incorporate an exit price approach to fair value, as defined in FASB ASC Topic 820.

The fair values of time deposits and FHLB advances and long-term debt were estimated by discounting the remaining contractual cash flows using a rate at which instruments with similar remaining maturities could be issued as of the balance sheet date. These would be categorized within Level 2 liabilities under FASB ASC Topic 820.

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands)
ASSETS
Cash	$22,857	$8,568
Other assets	5,959	5,648
Receivable from subsidiaries	53,880	46,715
Investments in:
Bank subsidiaries	2,399,053	2,265,264
Non-bank subsidiaries	426,846	417,615
Total Assets	$2,908,595	$2,743,810
LIABILITIES AND EQUITY
Long-term debt	$386,101	$362,005
Payable to non-bank subsidiaries	206,766	183,152
Other liabilities	85,871	77,538
Total Liabilities	678,738	622,695
Shareholders’ equity	2,229,857	2,121,115
Total Liabilities and Shareholders’ Equity	$2,908,595	$2,743,810

CONDENSED STATEMENTS OF INCOME

	2017	2016	2015
	(in thousands)
Income:
Dividends from subsidiaries	$66,500	$115,000	$114,000
Other (1)	171,490	148,577	141,241
	237,990	263,577	255,241
Expenses	199,981	177,835	176,457
Income before income taxes and equity in undistributed net income of subsidiaries	38,009	85,742	78,784
Income tax benefit	(5,448)	(10,543)	(11,834)
	43,457	96,285	90,618
Equity in undistributed net income (loss) of:
Bank subsidiaries	111,226	58,477	60,806
Non-bank subsidiaries	17,070	6,863	(1,922)
Net Income	$171,753	$161,625	$149,502
(1) Consists primarily of management fees received from subsidiary banks.

CONDENSED STATEMENTS OF CASH FLOWS

	2017	2016	2015
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$171,753	$161,625	$149,502
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	845	—	—
Stock-based compensation	4,740	6,556	5,938
Excess tax benefits from stock-based compensation	—	(964)	(201)
Increase in other assets	(17,882)	(16,585)	2,806
Equity in undistributed net income of subsidiaries	(128,298)	(65,340)	(58,884)
Loss on redemption of trust preferred securities	—	—	5,626
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	31,241	(5,928)	106,490
Total adjustments	(109,354)	(82,261)	61,775
Net cash provided by operating activities	62,399	79,364	211,277
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of long-term debt	(100,000)	—	(254,640)
Additions to long-term debt	123,251	—	147,779
Net proceeds from issuance of common stock	9,007	16,167	10,607
Excess tax benefits from stock-based compensation	—	964	201
Dividends paid	(80,368)	(69,382)	(65,361)
Acquisition of treasury stock	—	(18,545)	(50,000)
Net cash used in financing activities	(48,110)	(70,796)	(211,414)
Net Increase (Decrease) in Cash and Cash Equivalents	14,289	8,568	(137)
Cash and Cash Equivalents at Beginning of Year	8,568	—	137
Cash and Cash Equivalents at End of Year	$22,857	$8,568	$—

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on those criteria.

/s/ E. PHILIP WENGER
E. Philip Wenger Chairman and Chief Executive Officer

/s/ PHILMER H. ROHRBAUGH
Philmer H. Rohrbaugh Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the shareholders and board of directors
Fulton Financial Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 1, 2018

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
Interest income	$158,487	$163,881	$171,511	$174,987
Interest expense	20,908	22,318	24,702	25,574
Net interest income	137,579	141,563	146,809	149,413
Provision for credit losses	4,800	6,700	5,075	6,730
Non-interest income	46,673	52,371	51,974	56,956
Non-interest expenses	122,275	132,695	132,157	138,452
Income before income taxes	57,177	54,539	61,551	61,187
Income tax expense	13,797	9,072	12,646	27,186
Net income	$43,380	$45,467	$48,905	$34,001
Per share data:
Net income (basic)	$0.25	$0.26	$0.28	$0.19
Net income (diluted)	0.25	0.26	0.28	0.19
Cash dividends	0.11	0.11	0.11	0.14
2016
Interest income	$149,311	$149,309	$151,468	$153,012
Interest expense	20,257	20,393	20,903	20,775
Net interest income	129,054	128,916	130,565	132,237
Provision for credit losses	1,530	2,511	4,141	5,000
Non-interest income	43,137	46,137	48,149	52,755
Non-interest expenses	120,413	121,637	119,848	127,621
Income before income taxes	50,248	50,905	54,725	52,371
Income tax expense	11,991	11,155	13,257	10,221
Net income	$38,257	$39,750	$41,468	$42,150
Per share data:
Net income (basic)	$0.22	$0.23	$0.24	$0.24
Net income (diluted)	0.22	0.23	0.24	0.24
Cash dividends	0.09	0.10	0.10	0.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2018 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2018 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2018 Proxy Statement, and the information appearing in "Note 4 - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2017 and 2016.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2017, 2016 and 2015.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2017, 2016 and 2015.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2017, 2016 and 2015.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016 and 2015.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.
Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report Form 8-K filed June 24, 2011.

3.2		Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K/A filed September 23, 2014.
4.1
An Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

4.2
First Supplemental Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

4.3		Form of Note (Included in Exhibit 4.2).
4.4
An Indenture entered into on March 16, 2017 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.

4.5
First Supplemental Indenture entered into on March 16, 2017 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.

4.6		Form of Note (Included in Exhibit 4.2).
10.1
Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 – Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K filed November 14, 2008.

10.2
Employment Agreement between Fulton Financial Corporation and Craig A. Roda dated August 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed August 5, 2011.

10.3
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed October 22, 2012.

10.4
Form of Executive Employment Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.

10.4.1		Schedule of Executive Employment Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - filed herewith.
10.5
Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation, Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.

10.5.1	Schedule of Key Employee Change in Control Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - filed herewith.
10.6
Form of Death Benefit Only Agreement to Senior Management - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.7
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2013.

10.8
Amendment No. 1 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

10.9	Amendment No. 2 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - filed herewith.
10.10
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013.

10.11
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 26, 2014.

10.12
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.13
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

10.14	Fulton Financial Corporation 2011 Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 24, 2011.
10.15	Amendment No. 1 to Fulton Financial Corporation 2011 Directors' Equity Participation Plan - filed herewith.
10.16
Form of Restricted Stock Award Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for quarterly period ended June 30, 2011.

10.17
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed March 24, 2014.

10.18
Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	March 1, 2018	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ LISA CRUTCHFIELD	Director	March 1, 2018
Lisa Crutchfield

/S/ MICHAEL J. DEPORTER	Executive Vice President and Controller (Principal Accounting Officer)	March 1, 2018
Michael J. DePorter

/S/ DENISE L. DEVINE	Director	March 1, 2018
Denise L. Devine

/S/ PATRICK J. FREER	Director	March 1, 2018
Patrick J. Freer

/S/ GEORGE W. HODGES	Director	March 1, 2018
George W. Hodges

/S/ ALBERT MORRISON, III	Director	March 1, 2018
Albert Morrison, III

/S/ JAMES R. MOXLEY, III	Director	March 1, 2018
James R. Moxley, III

/S/ PHILMER H. ROHRBAUGH	Senior Executive Vice President	March 1, 2018
Philmer H. Rohrbaugh	and Chief Financial Officer
(Principal Financial Officer)

Signature	Capacity	Date

/S/ R. SCOTT SMITH, JR.	Director	March 1, 2018
R. Scott Smith, Jr.

/S/ SCOTT A. SNYDER	Director	March 1, 2018
Scott A. Snyder

/S/ RONALD H. SPAIR	Director	March 1, 2018
Ronald H. Spair

/S/ MARK F. STRAUSS	Director	March 1, 2018
Mark F. Strauss

/S/ ERNEST J. WATERS	Director	March 1, 2018
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
E. Philip Wenger

EXHIBIT INDEX

Exhibits Required Pursuant to Item 601 of Regulation S-K

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report Form 8-K filed June 24, 2011.

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K/A filed September 23, 2014.
4.1
An Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

4.2
First Supplemental Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

4.3	Form of Note (Included in Exhibit 4.2).
4.4
An Indenture entered into on March 16, 2017 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.

4.5
First Supplemental Indenture entered into on March 16, 2017 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.

4.6	Form of Note (Included in Exhibit 4.2).
10.1
Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 – Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K filed November 14, 2008.

10.2
Employment Agreement between Fulton Financial Corporation and Craig A. Roda dated August 1, 2011 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed August 5, 2011.

10.3
Employment Agreement between Fulton Financial Corporation and Philmer H. Rohrbaugh dated November 1, 2012 – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed October 22, 2012.

10.4
Form of Executive Employment Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.

10.4.1	Schedule of Executive Employment Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - filed herewith.
10.5
Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation, Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.

10.5.1	Schedule of Key Employee Change in Control Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - filed herewith.
10.6
Form of Death Benefit Only Agreement to Senior Management - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.7
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2013.

10.8
Amendment No. 1 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

10.9	Amendment No. 2 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - filed herewith.
10.10
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013.

10.11
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 26, 2014.

10.12
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.13
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

10.14	Fulton Financial Corporation 2011 Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 24, 2011.
10.15	Amendment No. 1 to Fulton Financial Corporation 2011 Directors' Equity Participation Plan - filed herewith.
10.16
Form of Restricted Stock Award Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for quarterly period ended June 30, 2011.

10.17
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed March 24, 2014.

10.18
Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.