Form 10-Q
period 2018-03-31
FULTON FINANCIAL CORP
filed 2018-05-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018, or

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
Common Stock, $2.50 Par Value –175,754,000 shares outstanding as of April 27, 2018.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$100,151	$108,291
Interest-bearing deposits with other banks	210,906	293,805
Federal Reserve Bank and Federal Home Loan Bank stock	56,900	60,761
Loans held for sale	23,450	31,530
Available for sale investment securities	2,592,823	2,547,956
Loans, net of unearned income	15,696,284	15,768,247
Less: Allowance for loan losses	(163,217)	(169,910)
Net Loans	15,533,067	15,598,337
Premises and equipment	230,313	222,802
Accrued interest receivable	53,060	52,910
Goodwill and intangible assets	531,556	531,556
Other assets	616,715	588,957
Total Assets	$19,948,941	$20,036,905
LIABILITIES
Deposits:
Noninterest-bearing	$4,291,821	$4,437,294
Interest-bearing	11,185,282	11,360,238
Total Deposits	15,477,103	15,797,532
Short-term borrowings:
Federal funds purchased	395,000	220,000
Other short-term borrowings	542,852	397,524
Total Short-Term Borrowings	937,852	617,524
Accrued interest payable	9,681	9,317
Other liabilities	350,313	344,329
Federal Home Loan Bank advances and other long-term debt	938,499	1,038,346
Total Liabilities	17,713,448	17,807,048
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 221.1 million shares issued in 2018 and 220.9 million shares issued in 2017	552,682	552,232
Additional paid-in capital	1,481,545	1,478,389
Retained earnings	857,153	821,619
Accumulated other comprehensive loss	(67,172)	(32,974)
Treasury stock, at cost, 45.7 million shares in 2018 and 2017	(588,715)	(589,409)
Total Shareholders’ Equity	2,235,493	2,229,857
Total Liabilities and Shareholders’ Equity	$19,948,941	$20,036,905

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2018	2017
INTEREST INCOME
Loans, including fees	$160,136	$142,566
Investment securities:
Taxable	13,193	11,914
Tax-exempt	2,965	2,849
Dividends	5	129
Loans held for sale	216	187
Other interest income	1,172	842
Total Interest Income	177,687	158,487
INTEREST EXPENSE
Deposits	16,450	11,801
Short-term borrowings	2,041	855
Federal Home Loan Bank advances and other long-term debt	7,878	8,252
Total Interest Expense	26,369	20,908
Net Interest Income	151,318	137,579
Provision for credit losses	3,970	4,800
Net Interest Income After Provision for Credit Losses	147,348	132,779
NON-INTEREST INCOME
Investment management and trust services	12,871	11,808
Service charges on deposit accounts	11,962	12,400
Other service charges and fees	11,419	12,437
Mortgage banking income	4,193	4,596
Other	5,411	4,326
Non-interest income before investment securities gains	45,856	45,567
Investment securities gains, net	19	1,106
Total Non-Interest Income	45,875	46,673
NON-INTEREST EXPENSE
Salaries and employee benefits	75,768	69,236
Net occupancy expense	13,632	12,663
Data processing and software	10,473	8,979
Other outside services	8,124	5,546
Professional fees	4,816	2,737
Equipment expense	3,534	3,359
FDIC insurance expense	2,953	2,058
State Taxes	2,302	2,087
Marketing	2,250	1,986
Amortization of tax credit investments	1,637	998
Other	11,172	12,626
Total Non-Interest Expense	136,661	122,275
Income Before Income Taxes	56,562	57,177
Income taxes	7,082	13,797
Net Income	$49,480	$43,380

PER SHARE:
Net Income (Basic)	$0.28	$0.25
Net Income (Diluted)	0.28	0.25
Cash Dividends	0.12	0.11
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2018	2017

Net Income	$49,480	$43,380
Other Comprehensive (Loss) Income, net of tax:
Unrealized (loss) gain on securities	(27,644)	4,273
Reclassification adjustment for securities gains included in net income	(16)	(719)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	224	—
Amortization of net unrecognized pension and postretirement items	339	343
Other Comprehensive (Loss) Income	(27,097)	3,897
Total Comprehensive Income	$22,383	$47,277

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				49,480			49,480
Other comprehensive loss					(27,097)		(27,097)
Stock issued	234	450	1,646			694	2,790
Stock-based compensation awards			1,510				1,510
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.12 per share				(21,047)			(21,047)
Balance at March 31, 2018	175,404	$552,682	$1,481,545	$857,153	$(67,172)	$(588,715)	$2,235,493

Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				43,380			43,380
Other comprehensive income					3,897		3,897
Stock issued	303	585	3,265			881	4,731
Stock-based compensation awards			734				734
Common stock cash dividends - $0.11 per share				(19,174)			(19,174)
Balance at March 31, 2017	174,343	$550,292	$1,471,601	$756,305	$(34,552)	$(588,963)	$2,154,683

See Notes to Consolidated Financial Statements
(1) Result of adoption of ASU 2018-02, See Note 1 to Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$49,480	$43,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,970	4,800
Depreciation and amortization of premises and equipment	7,329	7,032
Amortization of tax credit investments	8,364	9,128
Net amortization of investment securities premiums	2,517	2,416
Investment securities gains, net	(19)	(1,106)
Gain on sales of mortgage loans held for sale	(2,645)	(3,074)
Proceeds from sales of mortgage loans held for sale	170,693	115,417
Originations of mortgage loans held for sale	(159,968)	(108,429)
Amortization of issuance costs on long-term debt	194	168
Stock-based compensation	1,510	734
Increase in accrued interest receivable	(150)	(61)
Increase in other assets	(6,923)	(4,514)
Increase in accrued interest payable	364	2,874
(Decrease) increase in other liabilities	(2,890)	1,039
Total adjustments	22,346	26,424
Net cash provided by operating activities	71,826	69,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,444	8,735
Proceeds from principal repayments and maturities of securities available for sale	78,150	98,024
Purchase of securities available for sale	(161,944)	(49,430)
Decrease (increase) in short-term investments	86,760	(59,135)
Net decrease (increase) in loans	67,928	(267,383)
Net purchases of premises and equipment	(14,840)	(5,397)
Net change in tax credit investments	(20,783)	(5,283)
Net cash provided by (used in) investing activities	36,715	(279,869)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(278,626)	112,348
Net decrease in time deposits	(41,803)	(34,868)
Increase (decrease) in short-term borrowings	320,328	(88,000)
Additions to long-term debt	—	223,375
Repayments of long-term debt	(100,041)	(15,037)
Net proceeds from issuance of common stock	2,790	4,731
Dividends paid	(19,329)	(17,403)
Net cash (used in) provided by financing activities	(116,681)	185,146
Net Decrease in Cash and Due From Banks	(8,140)	(24,919)
Cash and Due From Banks at Beginning of Period	108,291	118,763
Cash and Due From Banks at End of Period	$100,151	$93,844
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$26,005	$18,034
Income taxes	154	116
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update 2014-09, "Revenue from Contracts with Customers." This standards update established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The Corporation adopted this standard, and all subsequent Accounting Standards Updates ("ASU") that modified it on January 1, 2018 under the modified retrospective approach with no material impact on its consolidated financial statements. The Corporation evaluated the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements and did not identify any significant changes in the timing of revenue recognition as a result of this amended guidance. The sources of revenue for the Corporation are interest income from loans and investments, net of interest expense on deposits and borrowings, and non-interest income. Non-interest income is earned from various banking and financial services that the Corporation offers through its subsidiary banks. Revenue is recognized as earned based on contractual terms, as transactions occur, or as services are provided. Following is further detail of the various types of revenue the Corporation earns and when it is recognized.

Interest income: Interest income is recognized on an accrual basis according to loan agreements, securities contracts or other such written contracts and is outside the scope of ASC Update 2014-09.

Investment management and trust services: Consists of trust commission income, brokerage income, money market income and insurance commission income. Trust commission income consists of advisory fees that are based on market values of clients' managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned. Brokerage income includes advisory fees which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur. Money market income is based on the balances held in trust accounts and is recognized monthly. Insurance commission income is earned and recognized when policies are originated. Currently, no investment management and trust service income is based on performance or investment results.

Service charges on deposit accounts: Consists of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts. Revenue is primarily transactional and recognized when earned, at the time the transactions occur.

Other service charges and fees: Consists of branch fees, automated teller machine fees, debit card income and merchant services fees. These fees are primarily transactional, and revenue is recognized when transactions occur. Also included in other service charges and fees are letter of credit fees, foreign exchange income and commercial loan interest rate swap fees, which are outside the scope of ASC Update 2014-09.

Mortgage banking income: Consists of gains or losses on the sale of residential mortgage loans and mortgage loan servicing income. These revenues are outside the scope of ASC Update 2014-09.

Other Income: Includes credit card income, gains on sales of Small Business Association ("SBA") loans, cash surrender value of life insurance, and other miscellaneous income. These items are either outside the scope of ASC Update 2014-09 or are immaterial.

In January 2016, the FASB issued ASC Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASC Update 2016-01 provides guidance regarding the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This standard requires equity investments to be measured at fair value, with changes recorded in net income. This ASU also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASC Update 2016-01 was effective for interim and annual reporting periods beginning after December 15, 2017. The Corporation adopted this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and the adoption of ASC Update 2016-01 did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASC Update 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." This standards update provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. ASC Update 2016-15 was effective for interim and annual reporting periods beginning after December 15, 2017. The Corporation adopted this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and the adoption of ASC Update 2016-15 did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASC Update 2016-18, "Statement of Cash Flows - Restricted Cash." This standards update provides guidance regarding the presentation of restricted cash in the statement of cash flows. The update requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It also requires an entity to disclose the nature of the restrictions on cash and cash equivalents. ASC Update 2016-18 was effective for interim and annual reporting periods beginning after December 15, 2017. The Corporation adopted this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and the adoption of ASC Update 2016-18 did not have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASC Update 2017-07, "Improving the Presentation of Net Periodic Pension Costs and Net Periodic Benefit Cost." This standards update requires a company to present service cost separately from the other components of net benefit cost. In addition, the update provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. ASC Update 2017-07 was effective for interim and annual reporting periods beginning after December 15, 2017. The Corporation adopted this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and the adoption of ASC Update 2017-07 did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASC Update 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects resulting from the application of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which changed the corporate tax rate from 35% to 21%. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Corporation adopted this standards update effective January 1, 2018 and elected to reclassify $7.1 million of stranded tax effects from AOCI to retained earnings at the beginning of the period of adoption. The Corporation's policy for releasing income tax effects from accumulated other comprehensive income is to release them as investments are sold or mature and pension and post-retirement liabilities are extinguished.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. The FASB has also issued amendments to this standard (ASC Updates 2017-13, 2018-01). ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements. The Corporation currently operates a number of branches that are leased, with the leases accounted for as operating leases that are not recognized on the consolidated balance sheet. Under ASC Update 2016-02, right-of-use assets and lease liabilities will need to be recognized on the consolidated balance sheet for these branches, which will also have an impact on regulatory capital ratios. The recognition of operating leases on the Corporation's consolidated balance sheet is expected to be the most significant impact of the adoption of this standards update.

In June 2016, the FASB issued ASC Update 2016-13, "Financial Instruments - Credit Losses." The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and held to maturity investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable under current U.S. GAAP. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements and disclosures. While the Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. As part of the evaluation process, the Corporation has established a steering committee and working group that includes individuals from various functional areas to assess processes, portfolio segmentation, systems requirements and needed resources to implement this new accounting standard.

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

Reclassifications

Certain amounts in the 2017 consolidated financial statements and notes have been reclassified to conform to the 2018 presentation. On the Consolidated Statements of Cash Flows, the net change in tax credit investments is presented as cash flows from investing activities. Prior to the quarter ended March 31, 2018, these cash flows were presented as cash flows from operating activities, included in the net increase (decrease) in other liabilities. The presentation of the cash flows for the quarter ended March 31, 2017 were changed to conform to this presentation, resulting in a $5.3 million decrease in net cash flows used in investing activities and a corresponding increase in net cash flows provided by operating activities. The change had no impact on net income or retained earnings. In addition, the Corporation will revise the Consolidated Statements of Cash Flows for each of the comparative 2017 periods in future filings.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended March 31
	2018	2017
	(in thousands)
Weighted average shares outstanding (basic)	175,303	174,150
Impact of common stock equivalents	1,265	1,427
Weighted average shares outstanding (diluted)	176,568	175,577

NOTE 3 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2018
Unrealized loss on securities	$(34,991)	$7,347	$(27,644)
Reclassification adjustment for securities gains included in net income (1)	(19)	3	(16)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	285	(61)	224
Amortization of net unrecognized pension and postretirement items (2)	430	(91)	339
Total Other Comprehensive Loss	$(34,295)	$7,198	$(27,097)
Three months ended March 31, 2017
Unrealized gain on securities	$6,575	$(2,302)	$4,273
Reclassification adjustment for securities gains included in net income (1)	(1,106)	387	(719)
Amortization of net unrecognized pension and postretirement items (2)	528	(185)	343
Total Other Comprehensive Income	$5,997	$(2,100)	$3,897

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2018
Balance at December 31, 2017	$(18,509)	$458	$(14,923)	$(32,974)
Other comprehensive loss before reclassifications	(27,644)	224	—	(27,420)
Amounts reclassified from accumulated other comprehensive income (loss)	(16)	—	339	323
Reclassification of stranded tax effects	(3,887)	—	(3,214)	(7,101)
Balance at March 31, 2018	$(50,056)	$682	$(17,798)	$(67,172)
Three months ended March 31, 2017
Balance at December 31, 2016	$(23,047)	$273	$(15,675)	$(38,449)
Other comprehensive income before reclassifications	4,273	—	—	4,273
Amounts reclassified from accumulated other comprehensive income (loss)	(719)	—	343	(376)
Balance at March 31, 2017	$(19,493)	$273	$(15,332)	$(34,552)

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
March 31, 2018
U.S. Government sponsored agency securities	$21,105	$40	$(183)	$20,962
State and municipal securities	413,632	2,247	(9,780)	406,099
Corporate debt securities	101,367	2,482	(1,894)	101,955
Collateralized mortgage obligations	695,840	236	(16,376)	679,700
Residential mortgage-backed securities	1,084,582	3,006	(33,422)	1,054,166
Commercial mortgage-backed securities	231,378	15	(4,501)	226,892
Auction rate securities	107,410	—	(4,361)	103,049
Total	$2,655,314	$8,026	$(70,517)	$2,592,823

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2017
U.S. Government sponsored agency securities	$5,962	$2	$(26)	$5,938
State and municipal securities	405,860	5,638	(2,549)	408,949
Corporate debt securities	96,353	2,832	(1,876)	97,309
Collateralized mortgage obligations	611,927	491	(9,795)	602,623
Residential mortgage-backed securities	1,132,080	3,957	(15,241)	1,120,796
Commercial mortgage-backed securities	215,351	—	(2,596)	212,755
Auction rate securities	107,410	—	(8,742)	98,668
Total debt securities	2,574,943	12,920	(40,825)	2,547,038
Equity securities	776	142	—	918
Total	$2,575,719	$13,062	$(40,825)	$2,547,956
Securities carried at $1.8 billion at March 31, 2018 and December 31, 2017, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of March 31, 2018, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$14,055	$14,063
Due from one year to five years	36,871	36,986
Due from five years to ten years	119,069	119,529
Due after ten years	473,519	461,487
	643,514	632,065
Residential mortgage-backed securities(1)	1,084,582	1,054,166
Commercial mortgage-backed securities(1)	231,378	226,892
Collateralized mortgage obligations(1)	695,840	679,700
Total	$2,655,314	$2,592,823
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.
The following table presents information related to the gross realized gains on the sales of equity and debt securities:

Gross Realized Gains
Three months ended March 31, 2018	(in thousands)
Equity securities	$9
Debt securities	10
Total	$19
Three months ended March 31, 2017
Equity securities	$1,045
Debt securities	61
Total	$1,106

The cumulative balance of credit-related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at March 31, 2018 and March 31, 2017 was $11.5 million. There were no other-than-temporary impairment charges recognized for the three months ended March 31, 2018 and March 31, 2017.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2018	(in thousands)
U.S. Government sponsored agency securities	$12,499	$(183)	$—	$—	$12,499	$(183)
State and municipal securities	163,345	(3,132)	114,024	(6,648)	277,369	(9,780)
Corporate debt securities	9,466	(130)	28,219	(1,764)	37,685	(1,894)
Collateralized mortgage obligations	456,200	(7,184)	176,076	(9,192)	632,276	(16,376)
Residential mortgage-backed securities	527,502	(13,611)	471,703	(19,811)	999,205	(33,422)
Commercial mortgage-backed securities	196,887	(3,884)	21,539	(617)	218,426	(4,501)
Auction rate securities	—	—	103,049	(4,361)	103,049	(4,361)
Total	$1,365,899	$(28,124)	$914,610	$(42,393)	$2,280,509	$(70,517)

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2017	(in thousands)
U.S. Government sponsored agency securities	$5,830	$(26)	$—	$—	$5,830	$(26)
State and municipal securities	11,650	(50)	118,297	(2,499)	129,947	(2,549)
Corporate debt securities	4,544	(48)	32,163	(1,828)	36,707	(1,876)
Collateralized mortgage obligations	303,932	(2,408)	187,690	(7,387)	491,622	(9,795)
Residential mortgage-backed securities	511,378	(4,348)	500,375	(10,893)	1,011,753	(15,241)
Commercial mortgage-backed securities	190,985	(2,118)	21,770	(478)	212,755	(2,596)
Auction rate securities	—	—	98,668	(8,742)	98,668	(8,742)
Total	$1,028,319	$(8,998)	$958,963	$(31,827)	$1,987,282	$(40,825)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2018.
As of March 31, 2018, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. Based on management’s evaluations, none of the ARCs were subject to any other-than-temporary impairment charges for the three months ended March 31, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities:

	March 31, 2018		December 31, 2017
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$31,352	$30,513	$31,335	$30,703
Subordinated debt	54,011	54,357	49,013	49,533
Senior debt	12,029	12,245	12,031	12,392
Pooled trust preferred securities	—	865	—	707
Corporate debt securities issued by financial institutions	97,392	97,980	92,379	93,335
Other corporate debt securities	3,975	3,975	3,974	3,974
Available for sale corporate debt securities	$101,367	$101,955	$96,353	$97,309

Single-issuer trust preferred securities had an unrealized loss of $839,000 at March 31, 2018. Four of the 17 single-issuer trust preferred securities, with an amortized cost of $4.9 million and an estimated fair value of $4.7 million at March 31, 2018, were rated below investment grade by at least one ratings agency. All of the single-issuer trust preferred securities rated below investment grade were rated either "BB" or "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $3.1 million at March 31, 2018 were not rated by any ratings agency.
Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges for the three months ended March 31, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income

Loans, net of unearned income are summarized as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Real-estate - commercial mortgage	$6,332,508	$6,364,804
Commercial - industrial, financial and agricultural	4,299,072	4,300,297
Real-estate - residential mortgage	1,976,524	1,954,711
Real-estate - home equity	1,514,241	1,559,719
Real-estate - construction	976,131	1,006,935
Consumer	326,766	313,783
Leasing and other	297,465	291,556
Overdrafts	2,031	4,113
Loans, gross of unearned income	15,724,738	15,795,918
Unearned income	(28,454)	(27,671)
Loans, net of unearned income	$15,696,284	$15,768,247

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

The Corporation’s allowance for credit losses includes: (1) specific allowances allocated to loans individually evaluated for impairment (FASB ASC Section 310-10-35); and (2) allowances calculated for pools of loans collectively evaluated for impairment (FASB ASC Subtopic 450-20).

The following table presents the components of the allowance for credit losses:

	March 31, 2018	December 31, 2017
	(in thousands)
Allowance for loan losses	$163,217	$169,910
Reserve for unfunded lending commitments	12,802	6,174
Allowance for credit losses	$176,019	$176,084

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2018	2017
	(in thousands)
Balance at beginning of period	$176,084	$171,325
Loans charged off	(6,397)	(9,407)
Recoveries of loans previously charged off	2,362	5,929
Net loans charged off	(4,035)	(3,478)
Provision for credit losses	3,970	4,800
Balance at end of period	$176,019	$172,647

The Corporation has historically maintained an unallocated allowance for credit losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In the second quarter of 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary.

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended March 31, 2018
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$—	$169,910
Loans charged off	(267)	(4,005)	(408)	(162)	(158)	(892)	(505)	—	(6,397)
Recoveries of loans previously charged off	279	1,075	206	107	306	179	210	—	2,362
Net loans charged off	12	(2,930)	(202)	(55)	148	(713)	(295)	—	(4,035)
Provision for loan losses (1)	(88)	(1,520)	(397)	(772)	(844)	571	392	—	(2,658)
Balance at March 31, 2018	$58,717	$61,830	$17,528	$15,261	$5,924	$1,903	$2,054	$—	$163,217
Three months ended March 31, 2017
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans charged off	(1,224)	(5,527)	(698)	(216)	(247)	(856)	(639)	—	(9,407)
Recoveries of loans previously charged off	450	4,191	137	230	548	236	137	—	5,929
Net loans charged off	(774)	(1,336)	(561)	14	301	(620)	(502)	—	(3,478)
Provision for loan losses (1)	1,305	2,292	(2,419)	(925)	745	77	578	3,222	4,875
Balance at March 31, 2017	$47,373	$55,309	$23,821	$22,018	$7,501	$3,031	$3,268	$7,755	$170,076

(1)
The provision for loan losses excluded an increase of $6.6 million and a decrease of $75,000 in the reserve for unfunded lending commitments for the three months ended March 31, 2018 and March 31, 2017, respectively. These amounts were reclassified to Other Liabilities.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Allowance for loan losses at March 31, 2018:
Loans collectively evaluated for impairment	$50,392	$51,314	$6,440	$5,610	$5,245	$1,887	$2,054	N/A	$122,942
Loans individually evaluated for impairment	8,325	10,516	11,088	9,651	679	16	—	N/A	40,275
	$58,717	$61,830	$17,528	$15,261	$5,924	$1,903	$2,054	N/A	$163,217

Loans, net of unearned income at March 31, 2018
Loans collectively evaluated for impairment	$6,279,144	$4,234,362	$1,489,429	$1,935,587	$965,398	$326,742	$271,042	N/A	$15,501,704
Loans individually evaluated for impairment	53,364	64,710	24,812	40,937	10,733	24	—	N/A	194,580
	$6,332,508	$4,299,072	$1,514,241	$1,976,524	$976,131	$326,766	$271,042	N/A	$15,696,284

Allowance for loan losses at March 31, 2017:
Loans collectively evaluated for impairment	$37,457	$43,155	$14,744	$10,581	$4,915	$3,007	$3,268	$7,755	$124,882
Loans individually evaluated for impairment	9,916	12,154	9,077	11,437	2,586	24	—	N/A	45,194
	$47,373	$55,309	$23,821	$22,018	$7,501	$3,031	$3,268	$7,755	$170,076

Loans, net of unearned income at March 31, 2017:
Loans collectively evaluated for impairment	$6,067,492	$4,119,550	$1,576,949	$1,620,302	$869,225	$288,789	$243,983	N/A	$14,786,290
Loans individually evaluated for impairment	51,041	48,259	18,952	44,840	13,758	37	—	N/A	176,887
	$6,118,533	$4,167,809	$1,595,901	$1,665,142	$882,983	$288,826	$243,983	N/A	$14,963,177

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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2018 and December 31, 2017, substantially all of the Corporation’s individually evaluated impaired loans with total outstanding balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of March 31, 2018 and 2017, approximately 72% and 67%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value of the collateral using appraisals that had been updated in the preceding 12 months, performed by state certified third-party appraisers.

When updated appraisals are not obtained for loans evaluated for impairment that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans (generally less than 70%).

The following table presents total impaired loans by class segment:

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$29,862	$27,819	$—	$26,728	$22,886	$—
Commercial	46,673	40,525	—	44,936	39,550	—
Real estate - residential mortgage	4,547	4,547	—	4,575	4,575	—
Construction	12,343	7,842	—	12,477	8,100	—
	93,425	80,733		88,716	75,111
With a related allowance recorded:
Real estate - commercial mortgage	32,863	25,545	8,325	33,710	25,895	8,112
Commercial	29,723	24,185	10,516	29,816	24,175	11,406
Real estate - home equity	28,387	24,812	11,088	28,282	24,693	11,124
Real estate - residential mortgage	41,889	36,390	9,651	42,597	37,132	9,895
Construction	6,186	2,891	679	7,308	4,097	967
Consumer	25	24	16	26	26	17
	139,073	113,847	40,275	141,739	116,018	41,521
Total	$232,498	$194,580	$40,275	$230,455	$191,129	$41,521
As of March 31, 2018 and December 31, 2017, there were $80.7 million and $75.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.
The following table presents average impaired loans by class segment:

	Three months ended March 31
	2018		2017
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,353	$83	$23,842	$70
Commercial	40,038	73	25,574	36
Real estate - residential mortgage	4,561	27	4,673	26
Construction	7,971	—	5,046	2
	77,923	183	59,135	134
With a related allowance recorded:
Real estate - commercial mortgage	25,720	84	29,126	85
Commercial	24,181	44	23,044	32
Real estate - home equity	24,752	184	19,079	95
Real estate - residential mortgage	36,761	221	40,839	230
Construction	3,495	—	7,100	3
Consumer	25	—	38	—
Leasing, other and overdrafts	—	—	713	—
	114,934	533	119,939	445
Total	$192,857	$716	$179,074	$579

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2018 and 2017 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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
The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(dollars in thousands)
Real estate - commercial mortgage	$6,027,210	$6,066,396	$144,809	$147,604	$160,489	$150,804	$6,332,508	$6,364,804
Commercial - secured	3,873,737	3,831,485	100,242	121,842	180,234	179,113	4,154,213	4,132,440
Commercial - unsecured	139,139	159,620	3,378	5,478	2,342	2,759	144,859	167,857
Total commercial - industrial, financial and agricultural	4,012,876	3,991,105	103,620	127,320	182,576	181,872	4,299,072	4,300,297
Construction - commercial residential	141,587	143,759	4,613	5,259	12,282	14,084	158,482	163,102
Construction - commercial	744,274	761,218	834	846	3,688	3,752	748,796	765,816
Total construction (excluding Construction - other)	885,861	904,977	5,447	6,105	15,970	17,836	907,278	928,918
	$10,925,947	$10,962,478	$253,876	$281,029	$359,035	$350,512	$11,538,858	$11,594,019
% of Total	94.7%	94.6%	2.2%	2.4%	3.1%	3.0%	100.0%	100.0%

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

The following table presents a summary of performing, delinquent and non-performing loans for the indicated loan class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(dollars in thousands)
Real estate - home equity	$1,493,485	$1,535,557	$8,731	$12,655	$12,025	$11,507	$1,514,241	$1,559,719
Real estate - residential mortgage	1,938,817	1,914,888	17,539	18,852	20,168	20,971	1,976,524	1,954,711
Construction - other	68,363	77,403	—	203	490	411	68,853	78,017
Consumer - direct	55,681	54,828	323	315	54	70	56,058	55,213
Consumer - indirect	267,584	254,663	2,931	3,681	193	226	270,708	258,570
Total consumer	323,265	309,491	3,254	3,996	247	296	326,766	313,783
Leasing	270,027	267,111	843	855	172	32	271,042	267,998
	$4,093,957	$4,104,450	$30,367	$36,561	$33,102	$33,217	$4,157,426	$4,174,228
% of Total	98.5%	98.3%	0.7%	0.9%	0.8%	0.8%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	March 31, 2018	December 31, 2017
	(in thousands)
Non-accrual loans	$122,966	$124,749
Loans 90 days or more past due and still accruing	11,676	10,010
Total non-performing loans	134,642	134,759
Other real estate owned (OREO)	10,744	9,823
Total non-performing assets	$145,386	$144,582

The following tables present past due status and non-accrual loans by portfolio segment and class segment:

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$11,606	$1,091	$1,001	$35,183	$36,184	$48,881	$6,283,627	$6,332,508
Commercial - secured	4,048	3,607	1,935	52,336	54,271	61,926	4,092,287	4,154,213
Commercial - unsecured	814	159	10	634	644	1,617	143,242	144,859
Total commercial - industrial, financial and agricultural	4,862	3,766	1,945	52,970	54,915	63,543	4,235,529	4,299,072
Real estate - home equity	6,401	2,330	3,280	8,745	12,025	20,756	1,493,485	1,514,241
Real estate - residential mortgage	12,725	4,814	4,833	15,335	20,168	37,707	1,938,817	1,976,524
Construction - commercial residential	—	—	—	10,422	10,422	10,422	148,060	158,482
Construction - commercial	—	—	—	19	19	19	748,777	748,796
Construction - other	—	—	198	292	490	490	68,363	68,853
Total real estate - construction	—	—	198	10,733	10,931	10,931	965,200	976,131
Consumer - direct	211	112	54	—	54	377	55,681	56,058
Consumer - indirect	2,253	678	193	—	193	3,124	267,584	270,708
Total consumer	2,464	790	247	—	247	3,501	323,265	326,766
Leasing, other and overdrafts	662	181	172	—	172	1,015	270,027	271,042
Total	$38,720	$12,972	$11,676	$122,966	$134,642	$186,334	$15,509,950	$15,696,284

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$9,456	$4,223	$625	$34,822	$35,447	$49,126	$6,315,678	$6,364,804
Commercial - secured	4,778	5,254	1,360	52,255	53,615	63,647	4,068,793	4,132,440
Commercial - unsecured	305	10	45	649	694	1,009	166,848	167,857
Total commercial - industrial, financial and agricultural	5,083	5,264	1,405	52,904	54,309	64,656	4,235,641	4,300,297
Real estate - home equity	9,640	3,015	2,372	9,135	11,507	24,162	1,535,557	1,559,719
Real estate - residential mortgage	11,961	6,891	5,280	15,691	20,971	39,823	1,914,888	1,954,711
Construction - commercial residential	—	439	—	11,767	11,767	12,206	150,896	163,102
Construction - commercial	483	—	—	19	19	502	765,314	765,816
Construction - other	203	—	—	411	411	614	77,403	78,017
Total real estate - construction	686	439	—	12,197	12,197	13,322	993,613	1,006,935
Consumer - direct	260	55	70	—	70	385	54,828	55,213
Consumer - indirect	3,055	626	226	—	226	3,907	254,663	258,570
Total consumer	3,315	681	296	—	296	4,292	309,491	313,783
Leasing, other and overdrafts	568	287	32	—	32	887	267,111	267,998
Total	$40,709	$20,800	$10,010	$124,749	$134,759	$196,268	$15,571,979	$15,768,247

The following table presents TDRs, by class segment:

	March 31, 2018	December 31, 2017
	(in thousands)
Real-estate - residential mortgage	$25,602	$26,016
Real-estate - commercial mortgage	18,181	13,959
Real estate - home equity	16,067	15,558
Commercial	11,740	10,820
Consumer	24	26
Total accruing TDRs	71,614	66,379
Non-accrual TDRs (1)	24,897	29,051
Total TDRs	$96,511	$95,430

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment and type of concession for loans that were modified during the three months ended March 31, 2018 and 2017:

	Three months ended March 31
	2018		2017
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate – residential mortgage:
Extend maturity without rate concession	—	—	2	337
Bankruptcy	1	5	1	178
Real estate - commercial mortgage:
Extend maturity without rate concession	—	—	1	318
Real estate - home equity:
Extend maturity without rate concession	17	1,276	16	1,284
Bankruptcy	2	108	7	453
Commercial:
Extend maturity without rate concession	9	9,359	4	3,126

Total	29	$10,748	31	$5,696

The following table presents TDRs, by class segment, as of March 31, 2018 and 2017, that were modified in the previous 12 months and had a post-modification payment default during the three months ended March 31, 2018 and 2017. The Corporation defines a payment default as a single missed payment.

	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	5	$332	8	$2,006
Real estate - commercial mortgage	1	180	2	430
Real estate - home equity	18	1,000	14	639
Commercial	6	526	6	3,654
Construction	2	1,484	—	—
Total	32	$3,522	30	$6,729

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2018	2017
	(in thousands)
Amortized cost:
Balance at beginning of period	$37,663	$38,822
Originations of mortgage servicing rights	1,483	1,183
Amortization	(1,398)	(1,462)
Balance at end of period	$37,748	$38,543

Valuation allowance:
Valuation Allowance - Balance at beginning and end of period	$—	$(1,291)

Net MSRs at end of period	$37,748	$37,252

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined a valuation allowance was not necessary as of March 31, 2018. For the three months ended March 31, 2017, the Corporation determined that no adjustment to the valuation allowance of $1.3 million was necessary. Additions and reductions to the valuation allowance are recorded as decreases and increases, respectively, to "mortgage banking income" on the consolidated statements of income.

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

Fair values for RSUs and a majority of PSUs are based on the trading price of the Corporation’s stock on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

As of March 31, 2018, the Employee Equity Plan had 11.1 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 360,000 shares reserved for future grants through 2021.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2018	2017
	(in thousands)
Compensation expense	$1,510	$734
Tax benefit	(461)	(744)
Stock-based compensation expense, net of tax benefit	$1,049	$(10)

For the quarter ended March 31, 2017, the tax benefit exceeded the stock-based compensation expense as a result of excess tax benefits related to stock option exercises during the quarter, which were recorded as a reduction to income tax expense as required under ASU 2016-09.

NOTE 8 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended March 31
	2018	2017
	(in thousands)
Interest cost	$831	$830
Expected return on plan assets	(451)	(451)
Net amortization and deferral	664	663
Net periodic pension cost	$1,044	$1,042

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following:

	Three months ended March 31
	2018	2017
	(in thousands)
Interest cost	$17	$17
Net accretion and deferral	(141)	(141)
Net periodic benefit	$(124)	$(124)

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

Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional counterparties. The Corporation manages counterparty credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when the Corporation determines it is appropriate to do so and in accordance with counterparty contracts.

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments and the gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair values during the period recorded in other non-interest expense on the consolidated statements of income. Fulton Bank, N.A. ("Fulton Bank"), the Corporation's largest banking subsidiary, exceeded $10 billion in total assets as of December 31, 2016 and is required to clear all eligible interest rate swap contracts with a central counterparty, effective January 1, 2017. As a result, Fulton Bank is subject to the regulations of the Commodity Futures Trading Commission ("CFTC").

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation limits its foreign exchange exposure with customers by entering into contracts with institutional counterparties to mitigate its foreign exchange risk. The Corporation also holds certain amounts of foreign currency with international correspondent banks ("Foreign Currency Nostro Accounts"). The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts and Foreign Currency Nostro Account balances, to $500,000. Gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair values during the period recorded in other service charges and fees on the consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2018		December 31, 2017
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$142,131	$1,210	$129,469	$1,059
Negative fair values	10,572	(81)	8,957	(59)
Net interest rate locks with customers		1,129		1,000
Forward Commitments
Positive fair values	112,544	47	3,856	34
Negative fair values	—	—	100,808	(213)
Net forward commitments		47		(179)
Interest Rate Swaps with Customers
Positive fair values	464,300	7,581	1,316,548	24,505
Negative fair values	1,654,770	(44,696)	716,634	(18,978)
Net interest rate swaps with customers		(37,115)		5,527
Interest Rate Swaps with Dealer Counterparties
Positive fair values (1) (3)	1,654,770	39,466	716,634	18,941
Negative fair values (2) (3)	464,300	(6,475)	1,316,548	(19,764)
Net interest rate swaps with dealer counterparties		32,991		(823)
Foreign Exchange Contracts with Customers
Positive fair values	9,914	228	4,852	276
Negative fair values	3,330	(64)	5,914	(119)
Net foreign exchange contracts with customers		164		157
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	13,953	182	7,960	184
Negative fair values	8,682	(165)	6,048	(255)
Net foreign exchange contracts with correspondent banks		17		(71)
Net derivative fair value asset		$(2,767)		$5,611

(1) Includes centrally cleared interest rate swaps with a notional amount of $371.1 million and a fair value of $0 as of March 31, 2018 and a notional amount of $24.4 million and a fair value of $0 as of December 31, 2017.
(2) Includes centrally cleared interest rate swaps with a notional amount of $83.3 million and a fair value of $0 as of March 31, 2018 and a notional amount of $377.1 million and a fair value of $0 as of December 31, 2017.
(3) The variation margin posted as collateral on centrally cleared interest rate swaps, which represents the fair value of such swaps, is legally characterized as settlements of the outstanding derivative contracts instead of cash collateral. Accordingly, the fair values of centrally cleared interest rate swaps were offset by variation margins of $4.3 million at March 31, 2018, increasing the fair value of such swaps to $0, and $4.6 million at December 31, 2017, reducing the fair value of such swaps to $0.

The following table presents a summary of the fair value (losses) gains on derivative financial instruments:

	Three months ended March 31
	2018	2017
	(in thousands)
Interest rate locks with customers	$129	$845
Forward commitments	226	(2,379)
Interest rate swaps with customers	(42,642)	(815)
Interest rate swaps with dealer counterparties (1)	33,814	3,001
Foreign exchange contracts with customers	7	8
Foreign exchange contracts with correspondent banks	88	(37)
Net fair value gains on derivative financial instruments	$(8,378)	$623

(1) Not included is $8.9 million of gains representing the change in the variation margin for the three months ended March 31, 2018 and $2.2 million of losses representing the change in the variation margin for the three months ended March 31, 2017.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as noted above. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income.

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	March 31, 2018	December 31, 2017
	(in thousands)
Cost (1)	$23,186	$31,069
Fair value	23,450	31,530
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

For the three months ended March 31, 2018, losses related to changes in fair values of mortgage loans held for sale were $197,000 and, for the three months ended March 31, 2017, gains were $539,000.

Balance Sheet Offsetting

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
March 31, 2018
Interest rate swap derivative assets	$47,047	$(7,339)	$(34,170)	$5,538
Foreign exchange derivative assets with correspondent banks	182	(165)	—	17
Total	$47,229	$(7,504)	$(34,170)	$5,555

Interest rate swap derivative liabilities	$51,171	$(7,339)	$(8,806)	$35,026
Foreign exchange derivative liabilities with correspondent banks	165	(165)	—	—
Total	$51,336	$(7,504)	$(8,806)	$35,026

December 31, 2017
Interest rate swap derivative assets	$43,446	$(16,844)	$—	$26,602
Foreign exchange derivative assets with correspondent banks	184	(184)	—	—
Total	$43,630	$(17,028)	$—	$26,602

Interest rate swap derivative liabilities	$38,742	$(16,844)	$(6,588)	$15,310
Foreign exchange derivative liabilities with correspondent banks	255	(184)	—	71
Total	$38,997	$(17,028)	$(6,588)	$15,381

(1)
For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)
Amounts represent cash collateral received from the counterparty or posted by the Corporation on interest rate swap transactions and foreign exchange contracts with financial institution counterparties. Interest rate swaps with customers are collateralized by the same collateral securing the underlying loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$6,418,380	$6,205,029
Standby letters of credit	318,827	326,973
Commercial letters of credit	43,709	41,801

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit and letters of credit. See Note 5, "Loans and Allowance for Credit Losses," for additional details.

Residential Lending

Residential mortgages originated and sold by the Corporation consist primarily of conforming, prime loans sold to government sponsored agencies, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Certain prime loans may also be sold to non-government sponsored agency investors.

The Corporation provides customary representations and warranties to government sponsored entities and investors that specify, among other things, that the loans have been underwritten to the standards established by the government sponsored entity or investor. The Corporation may be required to repurchase a loan, or reimburse the government sponsored entity or investor for a credit loss incurred on a loan, if it is determined that the representations and warranties have not been met. Such repurchases or reimbursements generally result from an underwriting or documentation deficiency. As of both March 31, 2018 and December 31, 2017, outstanding repurchase requests totaled approximately $543,000.

From 2000 to 2011, the Corporation sold loans to the Federal Home Loan Bank of Pittsburgh under its Mortgage Partnership Finance Program ("MPF Program"). The Corporation provided a "credit enhancement" for residential mortgage loans sold under the MPF Program whereby it would assume credit losses in excess of a defined "First Loss Account," or "FLA" balance, up to specified amounts. The FLA is funded by the Federal Home Loan Bank of Pittsburgh based on a percentage of the outstanding principal balance of loans sold. As of March 31, 2018, the unpaid principal balance of loans sold under the MPF Program was approximately $80 million. As of March 31, 2018 and December 31, 2017, the reserve for estimated credit losses related to loans sold under the MPF Program was $1.1 million and $1.2 million, respectively. Required reserves are calculated based on delinquency status and estimated loss rates established through the Corporation's existing allowance for credit losses methodology for residential mortgage loans.

As of March 31, 2018 and December 31, 2017, the total reserve for losses on residential mortgage loans sold was $2.1 million, respectively, including both reserves for credit losses under the MPF Program and reserves for representation and warranty exposures. Management believes that the reserves recorded as of March 31, 2018 are adequate. However, declines in collateral values, the identification of additional loans to be repurchased, or a deterioration in the credit quality of loans sold under the MPF Program could necessitate additional reserves, established through charges to earnings, in the future.

In 2017, the Corporation began selling certain non-prime loans to Fannie Mae, under programs designed to extend credit to borrowers who do not meet the underwriting criteria for conforming, prime loans. Under this program, loans sold must be repurchased by the Corporation if they become delinquent, as defined in the agreement, within three years of the date the loan is funded. In the first quarter of 2018, approximately $44.9 million of loans were sold under this program, and the total unpaid principal balance of loans sold under this program was $58.4 million at March 31, 2018. Based on the credit characteristics of this portfolio, no reserve for estimated credit losses for these loans has been recognized in the consolidated balance sheet at March 31, 2018.

Legal Proceedings

The Corporation is involved in various pending and threatened claims and other legal proceedings in the ordinary course of business activities of the Corporation. The Corporation evaluates the possible impact of these matters, taking into consideration the most recent information available. A loss reserve is established for those matters for which the Corporation believes a loss is both probable and reasonably estimable. Once established, the reserve is adjusted as appropriate to reflect any subsequent developments. Actual losses may be more or less than the amount estimated by the Corporation. For matters where a loss is not probable, or the amount of the loss cannot be estimated by the Corporation, no loss reserve is established.

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

BSA/AML Enforcement Orders

The Corporation and three of its bank subsidiaries are subject to regulatory enforcement orders issued during 2014 and 2015 by their respective federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent ("Consent Orders"), generally require, among other things, that the Corporation and the affected bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. The Corporation and the affected bank subsidiaries have implemented numerous enhancements to the BSA/AML Compliance Program, completed the retrospective reviews required under the Consent Orders, and continue to strengthen and refine the BSA/AML Compliance Program to achieve a sustainable program in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation and the affected bank subsidiaries are subject to certain restrictions on expansion activities. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or the affected bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$23,450	$—	$23,450
Available for sale investment securities:
U.S. Government sponsored agency securities	—	20,962	—	20,962
State and municipal securities	—	406,099	—	406,099
Corporate debt securities	—	97,995	3,960	101,955
Collateralized mortgage obligations	—	679,700	—	679,700
Residential mortgage-backed securities	—	1,054,166	—	1,054,166
Commercial mortgage-backed securities	—	226,892	—	226,892
Auction rate securities	—	—	103,049	103,049
Total available for sale investment securities	—	2,485,814	107,009	2,592,823
Other assets	19,505	48,304	—	67,809
Total assets	$19,505	$2,557,568	$107,009	$2,684,082
Other liabilities	$19,307	$51,251	$—	$70,558

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$31,530	$—	$31,530
Available for sale investment securities:
Equity securities	918	—	—	918
U.S. Government sponsored agency securities	—	5,938	—	5,938
State and municipal securities	—	408,949	—	408,949
Corporate debt securities	—	93,552	3,757	97,309
Collateralized mortgage obligations	—	602,623	—	602,623
Residential mortgage-backed securities	—	1,120,796	—	1,120,796
Commercial mortgage-backed securities	—	212,755	—	212,755
Auction rate securities	—	—	98,668	98,668
Total available for sale investment securities	918	2,444,613	102,425	2,547,956
Other assets	19,451	44,539	—	63,990
Total assets	$20,369	$2,520,682	$102,425	$2,643,476
Other liabilities	$19,357	$39,014	$—	$58,371

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2018 and December 31, 2017 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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
Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is performed for at least 80% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
Equity securities – As of March 31, 2018, the Corporation did not hold any equity securities. Equity securities held as of December 31, 2017 consisted of common stocks of financial institutions and other equity investments. These Level 1 investments were measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($66.6 million at March 31, 2018 and $61.9 million at December 31, 2017), single-issuer trust preferred securities issued by financial institutions ($30.5 million at March 31, 2018 and $30.7 million at December 31, 2017), pooled trust preferred securities issued by financial institutions ($865,000 at March 31, 2018 and $707,000 at December 31, 2017) and other corporate debt issued by non-financial institutions ($4.0 million at both March 31, 2018 and December 31, 2017).

Level 2 investments include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $27.4 million and $27.7 million of single-issuer trust preferred securities held at March 31, 2018 and December 31, 2017, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($865,000 at March 31, 2018 and $707,000 at December 31, 2017) and certain single-issuer trust preferred securities ($3.1 million at both March 31, 2018 and at December 31, 2017). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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
Other assets – Included in this category are the following:

•
Level 1 assets include mutual funds that are held in trust for employee deferred compensation plans ($19.1 million at March 31, 2018 and $19.0 million at December 31, 2017) and the fair value of foreign currency exchange contracts ($428,000 at March 31, 2018 and $460,000 at December 31, 2017). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.2 million at March 31, 2018 and $1.1 million at December 31, 2017) and the fair value of interest rate swaps ($47.0 million at March 31, 2018 and $43.4 million at December 31, 2017). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($19.1 million at March 31, 2018 and $19.0 million at December 31, 2017) and the fair value of foreign currency exchange contracts ($229,000 at March 31, 2018 and $374,000 at December 31, 2017). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($81,000 at March 31, 2018 and $272,000 at December 31, 2017) and the fair value of interest rate swaps ($51.2 million at March 31, 2018 and $37.8 million at December 31, 2017). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended March 31, 2018
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2017	$707	$3,050	$98,668
Unrealized adjustment to fair value (1)	158	42	4,381
Discount accretion (2)	—	3	—
Balance at March 31, 2018	$865	$3,095	$103,049

	Three months ended March 31, 2017
Balance at December 31, 2016	$422	$2,450	$97,256
Unrealized adjustment to fair value (1)	—	297	86
Discount accretion (2)	—	3	97
Balance at March 31, 2017	$422	$2,750	$97,439

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s Level 3 financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2018	December 31, 2017
	(in thousands)
Net loans	$154,305	$149,608
OREO	10,744	9,823
MSRs	37,748	37,663
Total assets	$202,797	$197,094
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans – This category consists of loans that were collectively evaluated for impairment and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See Note 5, "Loans and Allowance for Credit Losses," for additional details.

•	OREO – This category includes OREO, classified as Level 3 assets. Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs – This category includes MSRs, classified as Level 3 assets. MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2018 valuation were 9.7% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of March 31, 2018 and December 31, 2017. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	March 31, 2018
	Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$100,151	$100,151	$—	$—	$100,151
Interest-bearing deposits with other banks	210,906	210,906	—	—	210,906
Federal Reserve Bank and Federal Home Loan Bank stock	56,900	—	56,900	—	56,900
Loans held for sale	23,450	—	23,450	—	23,450
Available for sale investment securities	2,592,823	—	2,485,814	107,009	2,592,823
Net Loans	15,533,067	—	—	14,933,445	14,933,445
Accrued interest receivable	53,060	53,060	—	—	53,060
Other financial assets	216,952	120,156	48,304	48,492	216,952
FINANCIAL LIABILITIES
Demand and savings deposits	$12,763,521	$12,763,521	$—	$—	$12,763,521
Brokered deposits	64,195	64,195	—	—	64,195
Time deposits	2,649,387	—	2,647,498	—	2,647,498
Short-term borrowings	937,852	937,852	—	—	937,852
Accrued interest payable	9,681	9,681	—	—	9,681
Other financial liabilities	209,483	158,232	51,251	—	209,483
Federal Home Loan Bank advances and long-term debt	938,499	—	914,763	—	914,763

	December 31, 2017
	Book Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$108,291	$108,291	$—	$—	$108,291
Interest-bearing deposits with other banks	293,805	293,805	—	—	293,805
Federal Reserve Bank and Federal Home Loan Bank stock	60,761	—	60,761	—	60,761
Loans held for sale	31,530	—	31,530	—	31,530
Available for sale investment securities	2,547,956	918	2,444,613	102,425	2,547,956
Net Loans	15,598,337	—	—	15,380,974	15,380,974
Accrued interest receivable	52,910	52,910	—	—	52,910
Other financial assets	215,464	123,439	44,539	47,486	215,464
FINANCIAL LIABILITIES
Demand and savings deposits	$13,042,147	$13,042,147	$—	$—	$13,042,147
Brokered deposits	90,473	90,473	—	—	90,473
Time deposits	2,664,912	—	2,664,912	—	2,664,912
Short-term borrowings	617,524	617,524	—	—	617,524
Accrued interest payable	9,317	9,317	—	—	9,317
Other financial liabilities	227,569	188,555	39,014	—	227,569
Federal Home Loan Bank advances and long-term debt	1,038,346	—	1,038,346	—	1,038,346

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
As of March 31, 2018, Fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction. Fair values estimated in this manner are considered to represent estimated exit prices, required by ASU 2016-01, as of March 31, 2018. As of December 31, 2017, loan fair values do not fully incorporate an exit price approach to fair value.
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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition, results of operations and business. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends," "projects," the negative of these terms and other comparable terminology. These forward-looking statements may include projections of, or guidance on, the Corporation's future financial performance, expected levels of future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation's business or financial results.

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, they are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements related to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

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

•	the Corporation’s ability to successfully transform its business model;

•	the Corporation’s ability to achieve its growth plans;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the effects of changes in accounting policies, standards, and interpretations on the presentation of the Corporation's financial condition and results of operations;

•
the impact of operational risks, including the risk of human error, inadequate or failed internal processes and systems, computer and telecommunications systems failures, faulty or incomplete data and an inadequate risk management framework;

•	the impact of failures of third parties upon which the Corporation relies to perform in accordance with contractual arrangements;

•	the failure or circumvention of the Corporation’s system of internal controls;

•	the loss of, or failure to safeguard, confidential or proprietary information;

•	the Corporation’s failure to identify and to address cyber-security risks, including data breaches and cyber-attacks;

•	the Corporation’s ability to keep pace with technological changes;

•	the Corporation’s ability to attract and retain talented personnel;

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

RESULTS OF OPERATIONS

Overview

The Corporation is a financial holding company comprised of six wholly owned bank subsidiaries which provide a full range of retail and commercial financial services through locations in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets, and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the three months ended March 31
	2018	2017
Net income (in thousands)	$49,480	$43,380
Diluted net income per share	$0.28	$0.25
Return on average assets	1.01%	0.92%
Return on average equity	9.02%	8.22%
Return on average tangible equity (1)	11.85%	10.93%
Net interest margin (2)	3.35%	3.26%
Efficiency ratio (1)	67.5%	64.2%
Non-performing assets to total assets	0.73%	0.75%
Annualized net charge-offs to average loans	0.10%	0.09%

(1)
Ratio represents a financial measure derived by methods other than U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). See reconciliation of this non-U.S. GAAP financial measure to the most comparable U.S. GAAP measure under the heading, "Supplemental Reporting of Non-U.S.GAAP Based Financial Measures" at the end of this "Overview" section.

(2)
Presented on an FTE basis, using a 21% and a 35% federal tax rate and statutory interest expense disallowances in 2018 and 2017, respectively. See also the “Net Interest Income” section of Management’s Discussion.

The following is a summary of financial highlights for the three months ended March 31, 2018. Unless noted otherwise, all comparisons are to the three month period ended March 31, 2017:

Net Income and Net Income Per Share Growth - Net income was $49.5 million for the three months ended March 31, 2018, an increase of $6.1 million, or 14.1%, compared to the same period in 2017. Diluted net income per share for the first quarter of 2018 increased $0.03, or 12.0%, to $0.28 per diluted share compared to the first quarter of 2017. The increase was primarily driven by growth in the balance sheet and an increase in the net interest margin.

Net Interest Income Growth - Net interest income for the first quarter of 2018 was $151.3 million, an increase of $13.7 million, or 10.0%, compared to the same period of 2017. The increase was the result of growth in interest-earning assets, primarily loans, and the impact of a 9 basis point increase in net interest margin, reflecting the impact of increases in the federal funds rate in 2017.

Net Interest Margin - For the three months ended March 31, 2018, the net interest margin increase was driven by a 19 basis point increase in yields on interest-earning assets, partially offset by a 13 basis point increase in the cost of interest-bearing liabilities. The enactment of the Tax Cuts and Jobs Act ("Tax Act"), in December 2017 resulted in a 6 basis point decrease in average yields on interest earning assets and net interest margin as a result of the impact of the Tax Act on calculated FTE yields on tax exempt loans and investment securities.

Loan Growth - Average loans were $803.5 million, or 5.4%, higher at March 31, 2018 compared to March 31, 2017. The most notable increases were in commercial and residential mortgages and construction loans. The loan growth occurred throughout all of the Corporation's geographic markets.

Deposit Growth - Average deposits grew $534.0 million, or 3.6%, during the first quarter ended March 31, 2018 compared to the same period in 2017. The increase resulted from growth in demand and savings accounts, partially offset by a decrease in time and noninterest-bearing demand deposits.

Asset Quality - Overall credit metrics and key asset quality ratios improved for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Non-performing assets decreased to 0.73% as a percentage of total assets, compared to 0.75% as of March 31, 2017. The total delinquency rate improved to 1.19% as of March 31, 2018, from 1.23% as of March 31, 2017. Annualized net charge-offs to average loans outstanding were 0.10% for the first quarter of 2018, up slightly compared to 0.09% for the first quarter of 2017.

The provision for credit losses for the three months ended March 31, 2018 was $4.0 million, compared to a $4.8 million provision for the same period in 2017. The decrease in the 2018 period was impacted by improved risk characteristics in the loan portfolio.

Non-interest Income - For the three months ended March 31, 2018, non-interest income, excluding investment securities gains, was relatively unchanged compared to the same period in 2017. Increases in investment management and trust services income, merchant and cash management fee income during the first quarter of 2018 were partially offset by decreases in commercial loan interest rate swap fees.

Non-interest Expense - For the three months ended March 31, 2018, non-interest expense increased $14.4 million, or 11.8%, in comparison to the same periods of 2017. The increases were primarily driven by higher salaries and employee benefits, other outside services, professional fees and FDIC insurance expense.

Income Taxes - Income tax expense of $7.1 million for the three months ended March 31, 2018 resulted in an effective tax rate ("ETR"), or income taxes as a percentage of income before income taxes, of 12.5%, as compared to 24.1% for same period of 2017. The ETR for the three months ended March 31, 2018 was significantly impacted by the reduction in the federal statutory income tax rate as the result of the Tax Act.

Supplemental Reporting of Non-U.S. GAAP Based Financial Measures

This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, which has been derived by methods other than U.S. GAAP. The Corporation has presented these non-U.S. GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-U.S. GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-U.S. GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Corporation and companies in the Corporation's industry. Management believes that these non-U.S. GAAP financial measures, in addition to U.S. GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-U.S. GAAP financial measures might not be comparable to similarly-titled measures at other companies. These non-U.S. GAAP financial measures should not be considered a substitute for U.S. GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP measure:

	As of or for the three months ended March 31
	2018	2017
	(dollars in thousands)
Return on average shareholders' equity (tangible)
Net income - numerator	$49,480	$43,380

Average common shareholders' equity	$2,224,615	$2,140,547
Less: Average goodwill and intangible assets	(531,556)	(531,556)
Average tangible shareholders' equity - denominator	$1,693,059	$1,608,991

Return on average tangible equity, annualized	11.85%	10.93%

Efficiency ratio
Non-interest expense	$136,661	$122,275
Less: Amortization of tax credit investments	(1,637)	(998)
Numerator	$135,024	$121,277

Net interest income (fully taxable equivalent) (1)	$154,232	$143,243
Plus: Total Non-interest income	45,875	46,673
Less: Investment securities gains, net	(19)	(1,106)
Denominator	$200,088	$188,810

Efficiency ratio	67.5%	64.2%

(1)
Presented on an FTE basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances in 2018 and 2017, respectively. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended March 31, 2018 compared to the Quarter Ended March 31, 2017

Net Interest Income

FTE net interest income increased $11.0 million, to $154.2 million, in the first quarter of 2018, from $143.2 million in the first quarter of 2017. The increase was due to an $849.0 million, or 4.8%, increase in interest-earning assets and a 9 basis points or 2.8%, increase in the net interest margin, to 3.35%, for the first quarter of 2018 compared to 3.26% for the first quarter of 2017. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances for the three months ended March 31, 2018 and 2017, respectively. The enactment of the Tax Act resulted in a 6 basis point decrease in average yields on interest earning assets and net interest margin in the first quarter of 2018, as a result of the impact of the Tax Act on calculated FTE yields on tax exempt loans and investment securities. The discussion following this table is based on these FTE amounts.

	Three months ended March 31
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$15,661,032	$162,262	4.19%	$14,857,562	$146,650	4.00%
Taxable investment securities (2)	2,198,838	13,193	2.40	2,145,656	11,914	2.22
Tax-exempt investment securities (2)	412,830	3,753	3.64	403,856	4,383	4.34
Equity securities (2)	509	5	3.93	11,740	176	6.08
Total investment securities	2,612,177	16,951	2.60	2,561,252	16,473	2.57
Loans held for sale	20,015	216	4.31	15,857	187	4.72
Other interest-earning assets	302,783	1,172	1.55	312,295	842	1.08
Total interest-earning assets	18,596,007	180,601	3.93%	17,746,966	164,152	3.74%
Noninterest-earning assets:
Cash and due from banks	105,733			116,529
Premises and equipment	230,247			217,875
Other assets	1,113,326			1,149,621
Less: Allowance for loan losses	(169,220)			(170,134)
Total Assets	$19,876,093			$19,060,857
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,958,894	$4,004	0.41%	$3,650,931	$2,239	0.25%
Savings and money market deposits	4,494,445	4,367	0.39	4,194,216	2,211	0.21
Brokered deposits	74,026	276	1.51	—	—	—
Time deposits	2,646,779	7,803	1.20	2,739,453	7,351	1.09
Total interest-bearing deposits	11,174,144	16,450	0.60	10,584,600	11,801	0.45
Short-term borrowings	896,839	2,041	0.91	712,497	855	0.48
FHLB advances and other long-term debt	987,315	7,878	3.21	990,044	8,252	3.35
Total interest-bearing liabilities	13,058,298	26,369	0.82%	12,287,141	20,908	0.69%
Noninterest-bearing liabilities:
Demand deposits	4,246,168			4,301,727
Other	347,012			331,442
Total Liabilities	17,651,478			16,920,310
Shareholders’ equity	2,224,615			2,140,547
Total Liabilities and Shareholders’ Equity	$19,876,093			$19,060,857
Net interest income/net interest margin (FTE)		154,232	3.35%		143,244	3.26%
Tax equivalent adjustment		(2,914)			(5,665)
Net interest income		$151,318			$137,579

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31, 2018 in comparison to the three months ended March 31, 2017:

	2018 vs. 2017 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$8,151	$7,461	$15,612
Taxable investment securities	300	979	1,279
Tax-exempt investment securities	93	(723)	(630)
Equity securities	(125)	(46)	(171)
Loans held for sale	46	(17)	29
Other interest-earning assets	(26)	356	330
Total interest income	$8,439	$8,010	$16,449
Interest expense on:
Demand deposits	$206	$1,559	$1,765
Savings and money market deposits	168	1,988	2,156
Brokered deposits	276	—	276
Time deposits	(255)	707	452
Short-term borrowings	266	920	1,186
FHLB advances and other long-term debt	(23)	(351)	(374)
Total interest expense	$638	$4,823	$5,461
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component. The impact of the Tax Act on FTE interest income is included in "Rate" in the table above.

As summarized above, the increase in average interest-earning assets, primarily loans, since the first quarter of 2017 resulted in an $8.4 million increase in FTE interest income. The 19 basis points increase in the yield on average interest-earning assets resulted in an $8.0 million increase in FTE interest income. The yield on the loan portfolio increased 19 basis points, or 4.8%, from the first quarter of 2017, the result of federal funds rate increases that occurred in 2017, which impacted variable rate loans and adjustable rate loans that repriced at higher rates since the first quarter of 2017, as well as higher rates on new loans originated.

Interest expense increased $5.5 million primarily due to the 16 and 18 basis point increases in the rates on average interest-bearing demand deposits and savings and money market deposits, respectively. These rate increases contributed $1.6 million and $2.0 million to the increase in FTE interest expense, respectively. In addition, an increase in short-term borrowings contributed $266,000 to the increase in FTE interest expense, while a 43 basis point increase in the average rate contributed $920,000 to the increase in interest expense.

Interest rate increases on both interest-earning assets and interest-bearing liabilities were largely the result of three 25-basis point increases in the federal funds target rate over the past year.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in
	2018		2017		Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,305,821	4.16%	$6,039,140	3.98%	$266,681	4.4%
Commercial – industrial, financial and agricultural	4,288,634	4.15	4,205,070	3.89	83,564	2.0
Real estate – residential mortgage	1,958,505	3.85	1,637,669	3.76	320,836	19.6
Real estate – home equity	1,538,974	4.65	1,613,249	4.18	(74,275)	(4.6)
Real estate – construction	984,242	4.22	840,966	3.97	143,276	17.0
Consumer	315,927	4.67	284,352	5.26	31,575	11.1
Leasing	260,780	4.53	233,486	4.43	27,294	11.7
Other	8,149	—	3,630	—	4,519	124.5
Total	$15,661,032	4.19%	$14,857,562	4.00%	$803,470	5.4%
N/M - Not meaningful

Average loans increased $803.5 million, or 5.4%, compared to the first quarter of 2017. The increase was driven largely by growth in the commercial mortgage and residential mortgage portfolios, as well as the construction and commercial loan portfolio. The $266.7 million, or 4.4%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized across most geographic markets. The $320.8 million, or 19.6%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in Maryland and Virginia. This growth was, in part, related to new product offerings and marketing efforts targeting specific customer segments, including loans to low- to moderate-income and minority borrowers and loans in low- to moderate-income and majority-minority geographies. The $83.6 million, or 2.0%, increase in commercial loans was spread across a broad range of industries and primarily concentrated in Pennsylvania and New Jersey.

Average total interest-bearing liabilities increased $771.2 million, or 6.3%, compared to the first quarter of 2017. Interest expense increased $5.5 million, or 26.1%, to $26.4 million in the first quarter of 2018. Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2018		2017
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,246,168	—%	$4,301,727	—%	$(55,559)	(1.3)%
Interest-bearing demand	3,958,894	0.41	3,650,931	0.25	307,963	8.4
Savings and money market accounts	4,494,445	0.39	4,194,216	0.21	300,229	7.2
Total demand and savings	12,699,507	0.27	12,146,874	0.15	552,633	4.5
Brokered deposits	74,026	1.51	—	—	74,026	N/M
Time deposits	2,646,779	1.20	2,739,453	1.09	(92,674)	(3.4)
Total deposits	$15,420,312	0.43%	$14,886,327	0.32%	$533,985	3.6%
N/M - Not meaningful

The $552.6 million, or 4.5%, increase in total demand and savings accounts was primarily due to a $535.3 million, or 9.3%, increase in consumer account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks ("Third-Party Deposit Sweep Arrangement"). Under the agreement with the third party, cash in accounts of customers of the third party may be swept into the omnibus deposit accounts. The average balance in the omnibus accounts was $74.0 million and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and relatively stable, with balances in the omnibus deposit accounts bearing interest at a rate based on the federal funds rate.

Time deposits decreased $92.7 million, or 3.4%, as customer preferences continued to shift toward shorter-term non-maturity deposits. The average cost of total deposits increased 11 basis points to 0.43% in the first quarter of 2018, compared to 0.32% in the first quarter of 2017.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2018		2017		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements and short-term promissory notes	$484,017	0.41%	$279,388	0.08%	$204,629	73.2%
Federal funds purchased	379,822	1.50	308,220	0.73	71,602	23.2
Short-term FHLB advances (1) and other borrowings	33,000	1.62	124,889	0.77	(91,889)	(73.6)
Total short-term borrowings	896,839	0.91	712,497	0.48	184,342	25.9
Long-term debt:
FHLB advances	600,984	2.41	605,835	2.36	(4,851)	(0.8)
Other long-term debt	386,331	4.45	384,209	4.92	2,122	0.6
Total long-term debt	987,315	3.21	990,044	3.35	(2,729)	(0.3)
Total	$1,884,154	2.12%	$1,702,541	2.15%	$181,613	10.7%
(1) Represents FHLB advances with an original maturity term of less than one year.

Average total short-term borrowings increased $184.3 million, or 25.9%, as a result of a $204.6 million, or 73.2%, increase in customer repurchase agreements and short-term promissory notes during the first quarter of 2018 as customers shifted deposit balances to higher-yielding short-term promissory notes.

Average long-term debt decreased slightly to $987.3 million during the first quarter of 2018 compared to $990.0 million during the same period of 2017.

Provision for Credit Losses

The provision for credit losses was $4.0 million for the first quarter of 2018, a decrease of $830,000 from the first quarter of 2017, driven mainly by improved risk characteristics in the loan portfolio.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Investment management and trust services	$12,871	$11,808	$1,063	9.0%
Service charges on deposit accounts:
Overdraft fees	5,145	5,469	(324)	(5.9)
Cash management fees	4,317	3,537	780	22.1
Other	2,500	3,394	(894)	(26.3)
Total service charges on deposit accounts	11,962	12,400	(438)	(3.5)
Other service charges and fees:
Merchant fees	4,115	3,607	508	14.1
Debit card income	2,817	2,665	152	5.7
Commercial loan interest rate swap fees	1,291	3,058	(1,767)	(57.8)
Letter of credit fees	992	1,200	(208)	(17.3)
Foreign exchange income	533	334	199	59.6
Other	1,671	1,573	98	6.2
Total other service charges and fees	11,419	12,437	(1,018)	(8.2)
Mortgage banking income:
Gains on sales of mortgage loans	2,647	3,074	(427)	(13.9)
Mortgage servicing income	1,546	1,522	24	1.6
Total mortgage banking income	4,193	4,596	(403)	(8.8)
Other income:
Credit card income	2,816	2,648	168	6.3
SBA lending income	357	429	(72)	(16.8)
Other income	2,238	1,249	989	79.2
Total other income	5,411	4,326	1,085	25.1
Total, excluding investment securities gains, net	45,856	45,567	289	0.6
Investment securities gains, net	19	1,106	(1,087)	N/M
Total	$45,875	$46,673	$(798)	(1.7)%
N/M - Not meaningful

Excluding investment securities gains, non-interest income increased $289,000, or 0.6%, in the first quarter of 2018 as compared to the same period in 2017. Investment management and trust services income increased $1.1 million, or 9.0%, in the first quarter of 2018 as compared to the same period in 2017, with growth in both trust commissions and brokerage income, due to overall market performance and an increase in new assets under management.
Service charges on deposit accounts decreased $438,000, or 3.5%, in the first quarter of 2018 as compared to the same period in 2017 with decreases in overdraft fees and other service charges being partially offset by an increase in cash management fees. The increase in cash management fees and the decrease in other service charges largely reflects a classification change, effective in the first quarter of 2018, of certain types of deposit service charges.
Other service charges and fees decreased $1.0 million, or 8.2%, primarily due to a $1.8 million decrease in commercial loan interest rate swap fees, resulting from lower new commercial loan originations, partially offset by increases in merchant fees, debit card and foreign exchange income. Both merchant fees and debit card income increases were driven by higher transaction volumes.
The $989,000 increase in other income was mainly due to gains realized in the bank owned life insurance portfolio.
Gains on sales of mortgage loans decreased $427,000, or 13.9%, in the first quarter of 2018 compared to the same period in 2017, driven by a decline in pricing spreads, slightly offset by an increase in volumes.

Investment securities gains decreased $1.1 million from the first quarter of 2017 as the prior year included gains on sales of financial institution common stocks. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.
Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Salaries and employee benefits	$75,768	$69,236	$6,532	9.4%
Net occupancy expense	13,632	12,663	969	7.7
Data processing and software	10,473	8,979	1,494	16.6
Other outside services	8,124	5,546	2,578	46.5
Professional fees	4,816	2,737	2,079	76.0
Equipment expense	3,534	3,359	175	5.2
FDIC insurance expense	2,953	2,058	895	43.5
State taxes	2,302	2,087	215	10.3
Marketing	2,250	1,986	264	13.3
Amortization of tax credit investments	1,637	998	639	64.0
Other	11,172	12,626	(1,454)	(11.5)
Total	$136,661	$122,275	$14,386	11.8%
N/M - Not meaningful

The increase in salaries and employee benefits expense was driven entirely by salaries, reflecting annual merit increases and an increase in staffing levels. Average full-time equivalent employees increased 1.7%, to 3,577, in 2018, as compared to 3,518 in 2017. In addition, expenses for certain incentive compensation plans were higher in 2018.
Net occupancy expenses increased $969,000, or 7.7%, primarily due to higher snow removal costs, and additional amortization related to branch renovations.
Data processing and software expense increased $1.5 million, or 16.6%, reflecting higher transaction volumes and new processing platforms, as well as benefits realized in 2017 as a result of renegotiated contracts.
Other outside services increased $2.6 million, or 46.5%, largely due to consulting services related to various banking and technology initiatives, as well as the timing of engagements.
The $2.1 million, or 76.0%, increase in professional fees was driven by higher legal expenses. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.
FDIC insurance expense increased $895,000, or 43.5%, reflecting that the Corporation's largest banking subsidiary recently exceeded $10 billion in assets and became subject to higher premium assessments applicable to banks of that size.
Other expenses decreased $1.5 million, or 11.5%, primarily due to lower operating risk loss, as provisions for loan repurchase exposures decreased, and postage expenses declined due to customers electing electronic delivery of statements.

Income Taxes

Income tax expense for the first quarter of 2018 was $7.1 million, a $6.7 million, or 48.7%, decrease from $13.8 million for the first quarter of 2017. This decrease was primarily a result of the reduction of the U.S. corporate income tax rate as a result of the passage of the Tax Act, which lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21%. The Corporation’s ETR was 12.5% for the three months ended March 31, 2018, as compared to 24.1% in the same period of 2017. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs. Absent the impact of the federal statutory tax rate reduction, income tax expense and the ETR for the three months ended March 31, 2018 would have been approximately $12.9 million and 22.8%, respectively.

The ETR in any quarter may be positively or negatively affected by adjustments that are required to be reported in the specific quarter of resolution. While the Corporation has made reasonable estimates of the impact of the Tax Act, final results may differ due to, among other things, changes in interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service, and actions taken by the Corporation.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	March 31, 2018	December 31, 2017	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$100,151	$108,291	$(8,140)	(7.5)%
Other interest-earning assets	267,806	354,566	(86,760)	(24.5)
Loans held for sale	23,450	31,530	(8,080)	(25.6)
Investment securities	2,592,823	2,547,956	44,867	1.8
Loans, net of allowance	15,533,067	15,598,337	(65,270)	(0.4)
Premises and equipment	230,313	222,802	7,511	3.4
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	669,775	641,867	27,908	4.3
Total Assets	$19,948,941	$20,036,905	$(87,964)	(0.4)%
Liabilities and Shareholders’ Equity
Deposits	$15,477,103	$15,797,532	$(320,429)	(2.0)%
Short-term borrowings	937,852	617,524	320,328	51.9
Long-term debt	938,499	1,038,346	(99,847)	(9.6)
Other liabilities	359,994	353,646	6,348	1.8
Total Liabilities	17,713,448	17,807,048	(93,600)	(0.5)
Total Shareholders’ Equity	2,235,493	2,229,857	5,636	0.3
Total Liabilities and Shareholders’ Equity	$19,948,941	$20,036,905	$(87,964)	(0.4)%

Other Interest-earning Assets

Other interest-earning assets decreased $86.8 million, or 24.5%, during the first three months of 2018, driven by a decrease in balances on deposit with the Federal Reserve Bank, which were used to supplement funding needs as a result of the overall decrease in deposits.

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	March 31, 2018	December 31, 2017	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$20,962	$5,938	$15,024	N/M
State and municipal securities	406,099	408,949	(2,850)	(0.7)%
Corporate debt securities	101,955	97,309	4,646	4.8
Collateralized mortgage obligations	679,700	602,623	77,077	12.8
Residential mortgage-backed securities	1,054,166	1,120,796	(66,630)	(5.9)
Commercial mortgage-backed securities	226,892	212,755	14,137	6.6
Auction rate securities	103,049	98,668	4,381	4.4
Total debt securities	2,592,823	2,547,038	45,785	1.8
Equity securities	—	918	(918)	(100.0)
Total	$2,592,823	$2,547,956	$44,867	1.8%
N/M - Not meaningful

U.S. Government sponsored agency securities increased $15.0 million during the first three months of 2018, collateralized mortgage obligations increased $77.1 million, or 12.8%, and commercial mortgage-backed securities increased $14.1 million, or 6.6%. Cash flows from maturities and repayments of residential mortgage-backed securities, which decreased $66.6 million, or 5.9%, were reinvested in these investment categories to diversify the portfolio into securities with a shorter projected average life.

Loans, net of Allowance for Loan Losses

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	March 31, 2018	December 31, 2017	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,332,508	$6,364,804	$(32,296)	(0.5)%
Commercial – industrial, financial and agricultural	4,299,072	4,300,297	(1,225)	—
Real estate – residential mortgage	1,976,524	1,954,711	21,813	1.1
Real estate – home equity	1,514,241	1,559,719	(45,478)	(2.9)
Real estate – construction	976,131	1,006,935	(30,804)	(3.1)
Consumer	326,766	313,783	12,983	4.1
Leasing, other and overdrafts	271,042	267,998	3,044	1.1
Loans, net of unearned income	15,696,284	15,768,247	(71,963)	(0.5)
Allowance for loan losses	(163,217)	(169,910)	6,693	(3.9)
Loans, net of allowance for loan losses	$15,533,067	$15,598,337	$(65,270)	(0.4)%

Loans, net of unearned income, decreased $72.0 million, or 0.5%, in comparison to December 31, 2017. In general, loan demand is seasonally lower during the first quarter of the year, which was evidenced by declines in both line borrowings and total originations in comparison to the fourth quarter of 2017. The lower origination volumes were seen in most loan types. In addition, competition for new loans intensified, during the first quarter of 2018 in many of the markets in which the Corporation operates. Real estate - home equity loans decreased $45.5 million, or 2.9%, compared to December 31, 2017 with declines experienced in all markets. This continues recent downward trends in this loan type.

Commercial mortgage loans decreased $32.3 million, or 0.5%, in comparison to December 31, 2017, with declines occurring largely in Pennsylvania ($23.7 million, or 0.7%), Maryland ($9.5 million, or 1.4%) and Virginia ($8.6 million, or 1.6%) partially offset by increases in the New Jersey and Delaware markets.

Construction loans decreased $30.8 million, or 3.1%, in comparison to December 31, 2017, with the decrease occurring primarily in Pennsylvania ($47.5 million, or 9.1%) and New Jersey ($9.4 million, or 5.0%), partially offset by growth in Maryland ($13.4 million, or 9.2%), Virginia ($9.2 million, or 13.1%) and Delaware ($3.4 million, or 4.2%).

Residential mortgage loans increased $21.8 million, or 1.1%, compared to December 31, 2017, with the growth occurring in Virginia ($17.7 million, or 4.1%) and Maryland ($14.0 million, or 3.3%) partially offset by declines in the Pennsylvania and New Jersey markets. The Corporation continues to retain certain types of residential mortgage loans in its portfolio rather than selling in the secondary market.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate. The following table presents outstanding construction loans and their delinquency rates by these class segments:

	March 31, 2018			December 31, 2017
	Balance	Delinquency Rate (1)	% of Total	Balance	Delinquency Rate (1)	% of Total
	(dollars in thousands)
Commercial	$748,796	—%	76.7%	$765,816	0.1%	76.1%
Commercial - residential	158,482	6.6	16.2	163,102	7.5	16.2
Other	68,853	0.7	7.1	78,017	0.8	7.7
Total Real estate - construction	$976,131	1.1%	100.0%	$1,006,935	1.3%	100.0%

(1)	Represents all accruing loans 30 days or more past due and non-accrual loans as a percentage of total loans in each class segment.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Approximately $7.3 billion, or 46.6%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2018. The Corporation's maximum total lending commitment to an individual borrowing relationship was $50 million as of March 31, 2018. In addition to its policy of limiting the maximum total lending commitment to any individual borrowing relationship to $50 million, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. Effective January 1, 2018, the Office of the Comptroller of the Currency ("OCC") increased the threshold for defining a shared national credit to $100 million from $20 million. Below is a summary of outstanding shared national credits:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial - industrial, financial and agricultural	$60,320	$156,277
Real estate - commercial mortgage	—	110,658
Total	$60,320	$266,935
Total shared national credits decreased $206.6 million, or 77.4%, in comparison to December 31, 2017 as a result of the new threshold. The Corporation's shared national credits are to borrowers located in its geographic markets, and are granted subject to the Corporation's standard underwriting policies. None of the shared national credits were past due as of March 31, 2018 or December 31, 2017.

Provision and Allowance for Credit Losses

The following table presents the components of the allowance for credit losses:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Allowance for loan losses	$163,217	$169,910
Reserve for unfunded lending commitments	12,802	6,174
Allowance for credit losses	$176,019	$176,084

Allowance for loan losses to loans outstanding	1.04%	1.08%
Allowance for credit losses to loans outstanding	1.12%	1.12%
Management believes that the allowance for credit losses of $176.0 million as of March 31, 2018 is sufficient to cover incurred losses in the loan and lease portfolio, unfunded lending commitments and letters of credit as of that date and is appropriate based on U.S. GAAP.

The allowance for loan losses decreased $6.7 million, or 3.9%, from December 31, 2017 as a result of improvements in loss assumptions used in the allowance allocation methodology, as well as the decrease in loan balances. As a result, the allowance for loan losses to loans outstanding decreased by 4 basis points to 1.04%. The total allowance for credit losses, which includes reserves for all lending-related credit exposures, was basically unchanged in terms of both the total balance and as a percentage of loans outstanding.

As of March 31, 2018, the reserve for unfunded lending commitments was $12.8 million, including $10.7 million allocated for letters of credit associated with a single customer relationship. The reserve for unfunded lending commitments increased $6.6 million, or 107.4%, from December 31, 2017 to March 31, 2018 mainly as a result of additional loss allocations relating to this customer relationship. The exposure to this customer relationship is fully reserved and additional increases in the reserve for unfunded lending commitments for this customer relationship are not expected.

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2018	2017
	(dollars in thousands)
Average balance of loans, net of unearned income	$15,661,032	$14,857,562

Balance of allowance for credit losses at beginning of period	$176,084	$171,325
Loans charged off:
Real estate – commercial mortgage	267	1,224
Commercial – industrial, financial and agricultural	4,005	5,527
Real estate – residential mortgage	162	216
Real estate – home equity	408	698
Real estate – construction	158	247
Consumer	892	856
Leasing, other and overdrafts	505	639
Total loans charged off	6,397	9,407
Recoveries of loans previously charged off:
Real estate – commercial mortgage	279	450
Commercial – industrial, financial and agricultural	1,075	4,191
Real estate – residential mortgage	107	230
Real estate – home equity	206	137
Real estate – construction	306	548
Consumer	179	236
Leasing, other and overdrafts	210	137
Total recoveries	2,362	5,929
Net loans charged off	4,035	3,478
Provision for credit losses	3,970	4,800
Balance of allowance for credit losses at end of period	$176,019	$172,647

Net charge-offs to average loans (annualized)	0.10%	0.09%
The provision for credit losses for the three months ended March 31, 2018 was $4.0 million, a decrease of $830,000 in comparison to the first three months of 2017. The decreases in the provision for credit losses was driven primarily by improved risk characteristics in the loan portfolio.
Net charge-offs increased $557,000, to $4.0 million for the first quarter of 2018, compared to $3.5 million for the first quarter of 2017, resulting in a one basis point increase in net charge-offs as a percentage of average loans. This modest increase resulted from the net impact of lower gross charge-offs and lower recoveries on loans previously charged off.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2018	March 31, 2017	December 31, 2017
	(dollars in thousands)
Non-accrual loans	$122,966	$117,264	$124,749
Loans 90 days or more past due and still accruing	11,676	14,268	10,010
Total non-performing loans	134,642	131,532	134,759
Other real estate owned (OREO)	10,744	11,906	9,823
Total non-performing assets	$145,386	$143,438	$144,582
Non-accrual loans to total loans	0.78%	0.78%	0.79%
Non-performing assets to total assets	0.73%	0.75%	0.72%
Allowance for credit losses to non-performing loans	130.73%	131.26%	130.67%
Allowance for loan losses to non-performing loans	121.22%	129.30%	126.08%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	March 31, 2018	March 31, 2017	December 31, 2017
	(in thousands)
Real-estate - residential mortgage	$25,602	$27,033	$26,016
Real-estate - commercial mortgage	18,181	15,237	13,959
Real estate - home equity	16,067	9,601	15,558
Commercial	11,740	7,441	10,820
Construction	—	273	—
Consumer	24	37	26
Total accruing TDRs	71,614	59,622	66,379
Non-accrual TDRs (1)	24,897	27,220	29,051
Total TDRs	$96,511	$86,842	$95,430
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first three months of 2018 and still outstanding as of March 31, 2018 totaled $10.7 million. During the first three months of 2018, $3.5 million of TDRs that were modified in the previous 12 months had a payment default, which is defined as a single missed scheduled payment, subsequent to modification.
The following table presents the changes in non-accrual loans for the three months ended March 31, 2018:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended March 31, 2018
Balance of non-accrual loans at December 31, 2017	$52,904	$34,822	$12,197	$15,691	$9,135	$—	$—	$124,749
Additions	14,059	5,391	117	632	1,288	892	124	22,503
Payments	(9,531)	(2,768)	(1,423)	(220)	(353)	—	—	(14,295)
Charge-offs	(4,005)	(267)	(158)	(162)	(408)	(892)	(124)	(6,016)
Transfers to accrual status	(457)	(604)	—	(37)	(158)	—	—	(1,256)
Transfers to OREO	—	(1,391)	—	(569)	(759)	—	—	(2,719)
Balance of non-accrual loans at March 31, 2018	$52,970	$35,183	$10,733	$15,335	$8,745	$—	$—	$122,966

Non-accrual loans increased $5.7 million, or 4.9%, in comparison to March 31, 2017 and decreased $1.8 million, or 1.4%, in comparison to December 31, 2017.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	March 31, 2018	March 31, 2017	December 31, 2017
	(in thousands)
Commercial – industrial, financial and agricultural	$54,915	$43,826	$54,309
Real estate – commercial mortgage	36,184	36,713	35,447
Real estate – residential mortgage	20,168	23,597	20,971
Real estate – home equity	12,025	12,232	11,507
Real estate – construction	10,931	13,550	12,197
Consumer	247	1,176	296
Leasing	172	438	32
Total non-performing loans	$134,642	$131,532	$134,759

Non-performing loans increased $3.1 million, or 2.4%, in comparison to March 31, 2017 and were largely unchanged from December 31, 2017. Non-performing loans as a percentage of total loans was 0.86% at March 31, 2018 in comparison to 0.88% at March 31, 2017 and 0.85% at December 31, 2017.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2018	March 31, 2017	December 31, 2017
	(in thousands)
Residential properties	$4,613	$6,112	$4,562
Commercial properties	4,349	3,134	3,331
Undeveloped land	1,782	2,660	1,930
Total OREO	$10,744	$11,906	$9,823

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

Total internally risk-rated loans were $11.5 billion and $11.6 billion as of March 31, 2018 and December 31, 2017, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans) or Substandard or lower (considered "classified" loans), by class segment.

	Special Mention		Decrease		Substandard or lower		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2018	December 31, 2017	$	%	March 31, 2018	December 31, 2017	$	%	March 31, 2018	December 31, 2017
	(dollars in thousands)
Real estate - commercial mortgage	$144,809	$147,604	$(2,795)	(1.9)%	$160,489	$150,804	$9,685	6.4%	$305,298	$298,408
Commercial - secured	100,242	121,842	(21,600)	(17.7)	180,234	179,113	1,121	0.6	280,476	300,955
Commercial -unsecured	3,378	5,478	(2,100)	(38.3)	2,342	2,759	(417)	(15.1)	5,720	8,237
Total Commercial - industrial, financial and agricultural	103,620	127,320	(23,700)	(18.6)	182,576	181,872	704	0.4	286,196	309,192
Construction - commercial residential	4,613	5,259	(646)	(12.3)	12,282	14,084	(1,802)	(12.8)	16,895	19,343
Construction - commercial	834	846	(12)	(1.4)	3,688	3,752	(64)	(1.7)	4,522	4,598
Total real estate - construction (excluding construction - other)	5,447	6,105	(658)	(10.8)	15,970	17,836	(1,866)	(10.5)	21,417	23,941
Total	$253,876	$281,029	$(27,153)	(9.7)%	$359,035	$350,512	$8,523	2.4%	$612,911	$631,541

% of total risk-rated loans	2.2%	2.4%			3.1%	3.0%			5.3%	5.4%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	March 31, 2018			March 31, 2017			December 31, 2017
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.20%	0.57%	0.77%	0.18%	0.60%	0.78%	0.21%	0.56%	0.77%
Commercial – industrial, financial and agricultural	0.20%	1.28%	1.48%	0.19%	1.06%	1.25%	0.24%	1.26%	1.50%
Real estate – construction	—%	1.12%	1.12%	0.46%	1.53%	1.99%	0.11%	1.21%	1.32%
Real estate – residential mortgage	0.89%	1.02%	1.91%	1.03%	1.41%	2.44%	0.96%	1.08%	2.04%
Real estate – home equity	0.58%	0.79%	1.37%	0.46%	0.76%	1.22%	0.81%	0.74%	1.55%
Consumer, leasing and other	0.69%	0.07%	0.76%	0.91%	0.31%	1.22%	0.83%	0.06%	0.89%
Total	0.33%	0.86%	1.19%	0.35%	0.88%	1.23%	0.39%	0.85%	1.24%
Total dollars (in thousands)	$51,692	$134,642	$186,334	$52,198	$131,532	$183,730	$61,509	$134,759	$196,268

(1)	Includes non-accrual loans.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

			Decrease
	March 31, 2018	December 31, 2017	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,291,821	$4,437,294	$(145,473)	(3.3)%
Interest-bearing demand	3,984,423	4,018,107	(33,684)	(0.8)
Savings and money market accounts	4,487,277	4,586,746	(99,469)	(2.2)
Total demand and savings	12,763,521	13,042,147	(278,626)	(2.1)
Brokered deposits	64,195	90,473	(26,278)	(29.0)
Time deposits	2,649,387	2,664,912	(15,525)	(0.6)
Total deposits	$15,477,103	$15,797,532	$(320,429)	(2.0)%

The $320.4 million overall decrease in deposits reflected a seasonal decrease in municipal deposits and an increase in short-term promissory notes, which are included in short-term borrowings.

Noninterest-bearing demand deposits decreased $145.5 million, or 3.3%, as a result of a $197.2 million, or 5.9%, decrease in commercial accounts, partially offset by increases of $33.2 million, or 3.6%, and $16.9 million, or 19.2%, in consumer and municipal accounts, respectively.

Interest-bearing demand accounts decreased $33.7 million, or 0.8%, due to a $126.8 million, or 9.5%, seasonal decrease in municipal account balances partially offset by a $24.8 million, or 1.2%, increase in consumer accounts and a $1.3 million, or 0.4%, increase in commercial account balances.

The $99.5 million, or 2.2%, decrease in savings and money market account balances was due to a $48.4 million, or 6.3%, decrease in commercial account balances, a $47.3 million, or 9.0%, seasonal decrease in municipal account balances and a $3.7 million decrease in consumer account balances.

Brokered deposits decreased $26.3 million, or 29.0%, as the Corporation reduced funding through the Third-Party Deposit Sweep Arrangement.

The following table presents ending short-term borrowings and long-term debt, by type, as of the dates indicated:

			Increase (Decrease)
	March 31, 2018	December 31, 2017	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$165,186	$172,017	$(6,831)	(4.0)%
Customer short-term promissory notes	342,666	225,507	117,159	52.0
Total short-term customer funding	507,852	397,524	110,328	27.8
Federal funds purchased	395,000	220,000	175,000	79.5
Short-term FHLB advances (1)	35,000	—	35,000	N/M
Total short-term borrowings	937,852	617,524	320,328	51.9
Long-term debt:
FHLB advances	552,080	652,113	(100,033)	(15.3)
Other long-term debt	386,419	386,233	186	N/M
Total long-term debt	938,499	1,038,346	(99,847)	(9.6)
Total borrowings	$1,876,351	$1,655,870	$220,481	13.3%

N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total borrowings increased $220.5 million, or 13.3%, primarily due to a $320.3 million, or 51.9%, increase in short-term borrowings. The increase in short-term borrowings was primarily the result of a shift in customer deposit balances towards short-term promissory notes and increases in short-term FHLB advances and federal funds purchased, as borrowings were used to supplement funding needs created by the decrease in deposit balances. The decrease of $100.0 million, or 15.3%, in long-term FHLB advances was the result of a maturity which was replaced with short-term federal funds purchased.

Shareholders' Equity

Total shareholders’ equity increased $5.6 million during the first three months of 2018. The increase was due primarily to $49.5 million of net income and $2.8 million of stock issued, partially offset by a $27.1 million increase in other comprehensive loss and $21.0 million of common stock dividends. The increase in other comprehensive loss resulted primarily from unrealized losses on investment securities as interest rates continued to rise during the first quarter of 2018.

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. As of March 31, 2018, 1.5 million shares had been repurchased under this program, all prior to 2017, at a total cost of $18.5 million, or an average of $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2018.

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

The U.S. Basel III Capital Rules use a standardized approach for risk weightings that expands the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weightings for a variety of asset categories.

As of March 31, 2018, the Corporation's capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of March 31, 2018, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since March 31, 2018 that management believes have changed the institutions’ categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2018	December 31, 2017	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.2%	13.0%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.6%	10.4%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.6%	10.4%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.2%	8.9%	4.0%	4.0%

The increases in regulatory capital ratios from December 31, 2017 to March 31, 2018 largely reflected increases in regulatory capital, generated by net income less shareholder dividends, outpacing the growth in risk-weighted and total assets.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of March 31, 2018 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $84.5 million	13.1%
+200 bp	+ $57.8 million	9.0%
+100 bp	+ $29.0 million	4.5%
–100 bp	– $49.0 million	– 7.62%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of March 31, 2018, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2018, the Corporation had $552.1 million of advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.8 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2018, the Corporation had aggregate availability under federal funds lines of $1.0 billion with $400 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2018, the Corporation had $490.3 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

Liquidity must also be managed at the Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain sufficiently capitalized and to meet its cash needs.

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2018 generated $71.8 million of cash, mainly due to net income. Cash provided by investing activities was $36.7 million, mainly due to net decreases in loans and short-term investments. Net cash used in financing activities was $116.7 million due mainly to increases in deposits, long-term debt and short-term borrowings.

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

State and Municipal Securities

As of March 31, 2018, the Corporation owned $406.1 million of municipal securities issued by various states or municipalities. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of March 31, 2018, approximately 98% of state or municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 61% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of March 31, 2018, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $103.0 million.

As of March 31, 2018, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on expected cash flow models which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flow models produced fair values which assumed a return to market liquidity within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2018, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At March 31, 2018, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of March 31, 2018, these securities had an amortized cost of $101.4 million and an estimated fair value of $102.0 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 10 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c)  There were no purchases of equity securities by the issuer or any affiliated purchasers during the three months ended March 31, 2018.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended March 31, 2018, filed on May 8, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 8, 2018	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	May 8, 2018	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer