Form 10-Q
period 2018-06-30
FULTON FINANCIAL CORP
filed 2018-08-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018, or

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
Common Stock, $2.50 Par Value –175,918,000 shares outstanding as of July 31, 2018.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$99,742	$108,291
Interest-bearing deposits with other banks	298,087	293,805
Federal Reserve Bank and Federal Home Loan Bank stock	66,715	60,761
Loans held for sale	35,898	31,530
Available for sale investment securities	2,593,283	2,547,956
Loans, net of unearned income	15,792,969	15,768,247
Less: Allowance for loan losses	(156,050)	(169,910)
Net Loans	15,636,919	15,598,337
Premises and equipment	230,195	222,802
Accrued interest receivable	55,208	52,910
Goodwill and intangible assets	531,556	531,556
Other assets	624,936	588,957
Total Assets	$20,172,539	$20,036,905
LIABILITIES
Deposits:
Noninterest-bearing	$4,324,659	$4,437,294
Interest-bearing	11,275,140	11,360,238
Total Deposits	15,599,799	15,797,532
Short-term borrowings:
Federal funds purchased	343,000	220,000
Other short-term borrowings	640,833	397,524
Total Short-Term Borrowings	983,833	617,524
Accrued interest payable	8,293	9,317
Other liabilities	342,881	344,329
Federal Home Loan Bank advances and other long-term debt	991,948	1,038,346
Total Liabilities	17,926,754	17,807,048
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 221.6 million shares issued in 2018 and 220.9 million shares issued in 2017	553,958	552,232
Additional paid-in capital	1,484,185	1,478,389
Retained earnings	871,192	821,619
Accumulated other comprehensive loss	(73,258)	(32,974)
Treasury stock, at cost, 45.7 million shares in 2018 and 2017	(590,292)	(589,409)
Total Shareholders’ Equity	2,245,785	2,229,857
Total Liabilities and Shareholders’ Equity	$20,172,539	$20,036,905

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$167,825	$148,440	$327,961	$291,006
Investment securities:
Taxable	13,885	11,474	27,078	23,388
Tax-exempt	2,933	2,856	5,898	5,705
Dividends	—	109	5	238
Loans held for sale	284	201	500	388
Other interest income	1,243	801	2,415	1,643
Total Interest Income	186,170	163,881	363,857	322,368
INTEREST EXPENSE
Deposits	19,284	12,884	35,734	24,685
Short-term borrowings	3,036	974	5,077	1,829
Federal Home Loan Bank advances and other long-term debt	7,783	8,460	15,661	16,712
Total Interest Expense	30,103	22,318	56,472	43,226
Net Interest Income	156,067	141,563	307,385	279,142
Provision for credit losses	33,117	6,700	37,087	11,500
Net Interest Income After Provision for Credit Losses	122,950	134,863	270,298	267,642
NON-INTEREST INCOME
Investment management and trust services	12,803	12,132	25,674	23,940
Other service charges and fees	13,665	14,342	25,084	26,779
Service charges on deposit accounts	12,270	12,914	24,232	25,314
Mortgage banking income	5,163	6,141	9,356	10,737
Other	5,189	5,406	10,600	9,732
Non-interest income before investment securities gains	49,090	50,935	94,946	96,502
Investment securities gains, net	4	1,436	23	2,542
Total Non-Interest Income	49,094	52,371	94,969	99,044
NON-INTEREST EXPENSE
Salaries and employee benefits	74,919	74,496	150,687	143,732
Net occupancy expense	12,760	12,316	26,392	24,979
Data processing and software	10,453	9,054	20,926	18,033
Other outside services	7,568	7,708	15,692	13,254
Equipment expense	3,434	3,034	6,968	6,393
FDIC insurance expense	2,663	2,366	5,616	4,424
State Taxes	2,454	2,814	4,756	4,900
Professional fees	2,372	2,931	7,188	5,668
Marketing	2,335	2,234	4,585	4,220
Amortization of tax credit investments	1,637	3,151	3,274	4,149
Other	12,750	12,591	23,922	25,218
Total Non-Interest Expense	133,345	132,695	270,006	254,970
Income Before Income Taxes	38,699	54,539	95,261	111,716
Income taxes	3,502	9,072	10,584	22,869
Net Income	$35,197	$45,467	$84,677	$88,847

PER SHARE:
Net Income (Basic)	$0.20	$0.26	$0.48	$0.51
Net Income (Diluted)	0.20	0.26	0.48	0.51
Cash Dividends	0.12	0.11	0.24	0.22
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Net Income	$35,197	$45,467	$84,677	$88,847
Other Comprehensive (Loss) Income, net of tax:
Unrealized (loss) gain on securities	(6,631)	10,268	(34,275)	14,541
Reclassification adjustment for securities gains included in net income	(3)	(932)	(19)	(1,651)
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	8	—	232	—
Amortization of net unrecognized pension and postretirement items	540	341	879	684
Other Comprehensive (Loss) Income	(6,086)	9,677	(33,183)	13,574
Total Comprehensive Income	$29,111	$55,144	$51,494	$102,421

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				84,677			84,677
Other comprehensive loss					(33,183)		(33,183)
Stock issued	661	1,686	1,652			(883)	2,455
Stock-based compensation awards	16	40	4,144				4,184
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.24 per share				(42,205)			(42,205)
Balance at June 30, 2018	175,847	$553,958	$1,484,185	$871,192	$(73,258)	$(590,292)	$2,245,785

Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				88,847			88,847
Other comprehensive income					13,574		13,574
Stock issued	877	2,229	4,178			(1,537)	4,870
Stock-based compensation awards			1,769				1,769
Common stock cash dividends - $0.22 per share				(38,405)			(38,405)
Balance at June 30, 2017	174,917	$551,936	$1,473,549	$782,541	$(24,875)	$(591,381)	$2,191,770

See Notes to Consolidated Financial Statements
(1) Result of adoption of ASU 2018-02, See Note 1 to Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$84,677	$88,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,087	11,500
Depreciation and amortization of premises and equipment	14,580	13,974
Amortization of tax credit investments	16,729	17,932
Net amortization of investment securities premiums	4,856	4,775
Investment securities gains, net	(23)	(2,542)
Gain on sales of mortgage loans held for sale	(6,499)	(6,562)
Proceeds from sales of mortgage loans held for sale	379,399	283,251
Originations of mortgage loans held for sale	(377,268)	(281,356)
Amortization of issuance costs on long-term debt	399	382
Stock-based compensation	4,184	1,769
Increase in accrued interest receivable	(2,298)	(1,309)
Increase in other assets	(10,687)	(44,542)
Decrease in accrued interest payable	(1,024)	(1,828)
(Decrease) increase in other liabilities	(9,278)	3,398
Total adjustments	50,157	(1,158)
Net cash provided by operating activities	134,834	87,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	48,731	29,518
Proceeds from principal repayments and maturities of securities available for sale	170,141	225,788
Purchase of securities available for sale	(306,713)	(158,078)
Increase in other interest-earning assets	(3,480)	(71,845)
Net increase in loans	(65,361)	(655,172)
Net purchases of premises and equipment	(21,973)	(13,726)
Net change in tax credit investments	(38,544)	(12,725)
Net cash used in investing activities	(217,199)	(656,240)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(265,298)	351,329
Net increase (decrease) in time deposits	67,565	(6,832)
Increase in short-term borrowings	366,309	153,542
Additions to long-term debt	50,000	223,251
Repayments of long-term debt	(100,081)	(115,075)
Net proceeds from issuance of common stock	2,455	4,870
Dividends paid	(40,378)	(36,614)
Net cash provided by financing activities	80,572	574,471
Net (Decrease) Increase in Cash and Restricted Cash	(1,793)	5,920
Cash and Restricted Cash at Beginning of Period	246,726	236,887
Cash and Restricted Cash at End of Period	$244,933	$242,807
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$57,496	$45,054
Income taxes	5,794	7,016
Supplemental schedule of certain noncash activities:
Transfer of student loans to loans held for sale	$—	$28,990
See Notes to Consolidated Financial Statements

Restricted cash is comprised of required reserve balances with the Federal Reserve Bank and cash collateral posted by the Corporation with counterparties to secure derivative financial instruments. These balances are included in "Interest Bearing Deposits with Other Banks" on the consolidated balance sheets and totaled $145.2 million and $147.9 million at June 30, 2018 and 2017, respectively.

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the Securities and Exchange Commission ("SEC").

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

In November 2016, the FASB issued ASC Update 2016-18, "Statement of Cash Flows - Restricted Cash." This standards update provides guidance regarding the presentation of restricted cash in the statement of cash flows. The update requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It also requires an entity to disclose the nature of the restrictions on cash and cash equivalents. ASC Update 2016-18 was effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASC Update 2016-18 did not have a material impact on its consolidated financial statements; however on the Consolidated Statements of Cash Flows, the Corporation corrected an error related to the adoption of this standards update to include restricted cash along with cash and cash equivalents in the reconciliation of beginning-of-period and end-of-period total amounts. The change had no impact on net income or retained earnings. In addition, the Corporation will revise the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 when the amounts are next presented in the first quarter of 2019.

In February 2018, the FASB issued ASC Update 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects resulting from the application of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which changed the corporate tax rate from 35% to 21%. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Corporation adopted this standards update effective January 1, 2018 and elected to reclassify $7.1 million of stranded tax effects from AOCI to retained earnings at the beginning of the period of adoption. The Corporation's policy for releasing income tax effects from accumulated other comprehensive income is to release them as investments are sold or mature and as pension and post-retirement liabilities are extinguished.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASC Update 2016-02, "Leases." This standards update states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged. The standards update also requires expanded qualitative and quantitative disclosures. The FASB has also issued amendments to this standard (ASC Updates 2017-13, 2018-01 and 2018-11). ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2019 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-02 on its consolidated financial statements. The Corporation currently operates a number of branches that are leased, with the leases accounted for as operating leases that are not recognized on the consolidated balance sheet. Under ASC Update 2016-02, right-of-use assets and lease liabilities will need to be recognized on the consolidated balance sheet for these branches. The Corporation is assessing various components of this new standard including the practical expedients it intends to elect at adoption, the final determination of the incremental borrowing rate and the impact to regulatory capital ratios. The recognition of operating leases on the Corporation's consolidated balance sheet and additional disclosures are expected to be the most significant impact of the adoption of this standards update.

In June 2016, the FASB issued ASC Update 2016-13, "Financial Instruments - Credit Losses." The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and held to maturity investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable under current U.S. GAAP. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements and disclosures. While the Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. The Corporation’s steering committee and working group, which are comprised of individuals from various functional areas, are assessing processes, portfolio segmentation, systems requirements and solutions and resources to implement this new accounting standard. In addition, the Corporation has engaged a third-party consultant to assist with these implementation efforts.

In January 2017, the FASB issued ASC Update 2017-04, "Intangibles - Goodwill and Other." This standards update eliminates Step 2 of the goodwill impairment test which measures the impairment amount. Identifying and measuring impairment will take place in a single quantitative step. In addition, no separate qualitative assessment for reporting units with zero or negative carrying amounts is required. Entities must disclose the existence of these reporting units and the amount of goodwill allocated to them. This update should be applied on a prospective basis, and an entity is required to disclose the nature of and reason for the change in accounting principle upon transition. ASC Update 2017-04 is effective for annual or interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its 2020 goodwill impairment test and does not expect the adoption of ASC Update 2017-04 to have a material impact on its consolidated financial statements.

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

Reclassifications

Certain amounts in the 2017 consolidated financial statements and notes have been reclassified to conform to the 2018 presentation. On the Consolidated Statements of Cash Flows, the net change in tax credit investments is presented as cash flows from investing activities. Prior to the quarter ended March 31, 2018, these cash flows were presented as cash flows from operating activities, included in the net increase (decrease) in other liabilities. The presentation of the cash flows for the six months ended June 30, 2017 were changed to conform to this presentation, resulting in a $12.7 million decrease in net cash flows used in investing activities and a corresponding increase in net cash flows provided by operating activities. The change had no impact on net income or retained earnings. In addition, the Corporation will revise the Consolidated Statements of Cash Flows for each of the comparative 2017 periods in future filings.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(in thousands)
Weighted average shares outstanding (basic)	175,764	174,597	175,535	174,375
Impact of common stock equivalents	1,080	935	1,171	1,179
Weighted average shares outstanding (diluted)	176,844	175,532	176,706	175,554

NOTE 3 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended June 30, 2018
Unrealized loss on securities	$(8,397)	$1,766	$(6,631)
Reclassification adjustment for securities gains included in net income (1)	(4)	1	(3)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	9	(1)	8
Amortization of net unrecognized pension and postretirement items (2)	683	(143)	540
Total Other Comprehensive Loss	$(7,709)	$1,623	$(6,086)
Three months ended June 30, 2017
Unrealized gain on securities	$15,798	$(5,530)	$10,268
Reclassification adjustment for securities gains included in net income (1)	(1,436)	504	(932)
Amortization of net unrecognized pension and postretirement items (2)	522	(181)	341
Total Other Comprehensive Income	$14,884	$(5,207)	$9,677

Six months ended June 30, 2018
Unrealized loss on securities	$(43,388)	$9,113	$(34,275)
Reclassification adjustment for securities gains included in net income (1)	(23)	4	(19)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	294	(62)	232
Amortization of net unrecognized pension and postretirement items (2)	1,113	(234)	879
Total Other Comprehensive Loss	$(42,004)	$8,821	$(33,183)

Six months ended June 30, 2017
Unrealized gain on securities	$22,374	$(7,833)	$14,541
Reclassification adjustment for securities gains included in net income (1)	(2,542)	891	(1,651)
Amortization of net unrecognized pension and postretirement items (2)	1,051	(367)	684
Total Other Comprehensive Income	$20,883	$(7,309)	$13,574

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2018
Balance at March 31, 2018	$(50,056)	$682	$(17,798)	$(67,172)
Other comprehensive loss before reclassifications	(6,631)	8	—	(6,623)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	540	537
Balance at June 30, 2018	$(56,690)	$690	$(17,258)	$(73,258)
Three months ended June 30, 2017
Balance at March 31, 2017	$(19,493)	$273	$(15,332)	$(34,552)
Other comprehensive income before reclassifications	10,268	—	—	10,268
Amounts reclassified from accumulated other comprehensive income (loss)	(932)	—	341	(591)
Balance at June 30, 2017	$(10,157)	$273	$(14,991)	$(24,875)

Six months ended June 30, 2018
Balance at December 31, 2017	$(18,509)	$458	$(14,923)	$(32,974)
Other comprehensive income before reclassifications	(34,275)	232	—	(34,043)
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	—	879	860
Reclassification of stranded tax effects	(3,887)	—	(3,214)	(7,101)
Balance at June 30, 2018	$(56,690)	$690	$(17,258)	$(73,258)
Six months ended June 30, 2017
Balance at December 31, 2016	$(23,047)	$273	$(15,675)	$(38,449)
Other comprehensive income before reclassifications	14,541	—	—	14,541
Amounts reclassified from accumulated other comprehensive income (loss)	(1,651)	—	684	(967)
Balance at June 30, 2017	$(10,157)	$273	$(14,991)	$(24,875)

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities, which were all classified as available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2018
U.S. Government sponsored agency securities	$26,830	$5	$(309)	$26,526
State and municipal securities	415,460	2,101	(9,865)	407,696
Corporate debt securities	92,411	1,261	(1,802)	91,870
Collateralized mortgage obligations	742,282	406	(18,366)	724,322
Residential mortgage-backed securities	1,035,724	2,342	(37,102)	1,000,964
Commercial mortgage-backed securities	244,046	34	(5,297)	238,783
Auction rate securities	107,410	—	(4,288)	103,122
Total	$2,664,163	$6,149	$(77,029)	$2,593,283

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2017
U.S. Government sponsored agency securities	$5,962	$2	$(26)	$5,938
State and municipal securities	405,860	5,638	(2,549)	408,949
Corporate debt securities	96,353	2,832	(1,876)	97,309
Collateralized mortgage obligations	611,927	491	(9,795)	602,623
Residential mortgage-backed securities	1,132,080	3,957	(15,241)	1,120,796
Commercial mortgage-backed securities	215,351	—	(2,596)	212,755
Auction rate securities	107,410	—	(8,742)	98,668
Total debt securities	2,574,943	12,920	(40,825)	2,547,038
Equity securities	776	142	—	918
Total	$2,575,719	$13,062	$(40,825)	$2,547,956

On August 1, 2018, the Corporation transferred debt securities with an amortized cost of $665.5 million and an estimated fair value of $641.7 million from the available for sale classification to the held to maturity classification. These securities consisted of residential mortgage-backed securities ($505.5 million amortized cost and $485.3 million estimated fair value) and state and municipal securities ($160.0 million amortized cost and $156.4 million estimated fair value). The transfer was accounted for at estimated fair value. These securities were transferred as the Corporation has the positive intent and ability to hold these securities to maturity.
Securities carried at $1.5 billion at June 30, 2018 and $1.8 billion at December 31, 2017, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of June 30, 2018, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$7,305	$7,313
Due from one year to five years	44,956	44,959
Due from five years to ten years	109,639	109,503
Due after ten years	480,211	467,439
	642,111	629,214
Residential mortgage-backed securities(1)	1,035,724	1,000,964
Commercial mortgage-backed securities(1)	244,046	238,783
Collateralized mortgage obligations(1)	742,282	724,322
Total	$2,664,163	$2,593,283
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended June 30, 2018	(in thousands)
Equity securities	$—	$—	$—
Debt securities	1,530	(1,526)	4
Total	$1,530	$(1,526)	$4
Three months ended June 30, 2017
Equity securities	$1,305	$—	$1,305
Debt securities	145	(14)	131
Total	$1,450	$(14)	$1,436

Six months ended June 30, 2018
Equity securities	$9	$—	$9
Debt securities	1,540	(1,526)	14
Total	$1,549	$(1,526)	$23
Six months ended June 30, 2017
Equity securities	$2,350	$—	$2,350
Debt securities	206	(14)	192
Total	$2,556	$(14)	$2,542

The cumulative balance of credit-related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at June 30, 2018 and June 30, 2017 was $11.5 million. There were no other-than-temporary impairment charges recognized for the three and six months ended June 30, 2018 and June 30, 2017.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2018	(in thousands)
U.S. Government sponsored agency securities	$24,028	$(309)	$—	$—	$24,028	$(309)
State and municipal securities	166,323	(3,264)	113,946	(6,601)	280,269	(9,865)
Corporate debt securities	35,112	(220)	22,554	(1,582)	57,666	(1,802)
Collateralized mortgage obligations	529,808	(10,258)	136,723	(8,108)	666,531	(18,366)
Residential mortgage-backed securities	501,230	(15,521)	450,713	(21,581)	951,943	(37,102)
Commercial mortgage-backed securities	182,155	(3,903)	45,352	(1,394)	227,507	(5,297)
Auction rate securities	—	—	103,122	(4,288)	103,122	(4,288)
Total	$1,438,656	$(33,475)	$872,410	$(43,554)	$2,311,066	$(77,029)

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2017	(in thousands)
U.S. Government sponsored agency securities	$5,830	$(26)	$—	$—	$5,830	$(26)
State and municipal securities	11,650	(50)	118,297	(2,499)	129,947	(2,549)
Corporate debt securities	4,544	(48)	32,163	(1,828)	36,707	(1,876)
Collateralized mortgage obligations	303,932	(2,408)	187,690	(7,387)	491,622	(9,795)
Residential mortgage-backed securities	511,378	(4,348)	500,375	(10,893)	1,011,753	(15,241)
Commercial mortgage-backed securities	190,985	(2,118)	21,770	(478)	212,755	(2,596)
Auction rate securities	—	—	98,668	(8,742)	98,668	(8,742)
Total	$1,028,319	$(8,998)	$958,963	$(31,827)	$1,987,282	$(40,825)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2018.
As of June 30, 2018, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. Based on management’s evaluations, none of the ARCs were subject to any other-than-temporary impairment charges for the three and six months ended June 30, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities:

	June 30, 2018		December 31, 2017
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$21,779	$20,396	$31,335	$30,703
Subordinated debt	54,649	54,534	49,013	49,533
Senior debt	12,027	12,109	12,031	12,392
Pooled trust preferred securities	—	875	—	707
Corporate debt securities issued by financial institutions	88,455	87,914	92,379	93,335
Other corporate debt securities	3,956	3,956	3,974	3,974
Available for sale corporate debt securities	$92,411	$91,870	$96,353	$97,309

Single-issuer trust preferred securities had an unrealized loss of $1.4 million at June 30, 2018. Two of the 11 single-issuer trust preferred securities, with an amortized cost of $2.0 million and an estimated fair value of $1.9 million at June 30, 2018, were rated below investment grade by at least one ratings agency. All of the single-issuer trust preferred securities rated below investment grade were rated either "BB" or "Ba". Two single-issuer trust preferred securities with an amortized cost of $3.8 million and an estimated fair value of $3.2 million at June 30, 2018 were not rated by any ratings agency.
Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges for the three and six months ended June 30, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income

Loans, net of unearned income are summarized as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Real-estate - commercial mortgage	$6,304,475	$6,364,804
Commercial - industrial, financial and agricultural	4,264,602	4,300,297
Real-estate - residential mortgage	2,094,530	1,954,711
Real-estate - home equity	1,491,395	1,559,719
Real-estate - construction	990,705	1,006,935
Consumer	360,315	313,783
Leasing and other	315,243	291,556
Overdrafts	1,778	4,113
Loans, gross of unearned income	15,823,043	15,795,918
Unearned income	(30,074)	(27,671)
Loans, net of unearned income	$15,792,969	$15,768,247

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in its unfunded loan commitments and letters of credit and is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The Corporation’s allowance for credit losses includes: (1) specific allowances allocated to loans individually evaluated for impairment (FASB ASC Section 310-10-35); and (2) allowances calculated for pools of loans collectively evaluated for impairment (FASB ASC Subtopic 450-20).

The following table presents the components of the allowance for credit losses:

	June 30, 2018	December 31, 2017
	(in thousands)
Allowance for loan losses	$156,050	$169,910
Reserve for unfunded lending commitments	13,197	6,174
Allowance for credit losses	$169,247	$176,084

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$176,019	$172,647	$176,084	$171,325
Loans charged off	(42,160)	(8,715)	(48,557)	(18,122)
Recoveries of loans previously charged off	2,271	4,366	4,633	10,295
Net loans charged off	(39,889)	(4,349)	(43,924)	(7,827)
Provision for credit losses	33,117	6,700	37,087	11,500
Balance at end of period	$169,247	$174,998	$169,247	$174,998

Included in the provision for credit losses for the three and six months ended June 30, 2018 was a $36.8 million provision related to a single, large commercial lending relationship ("Commercial Relationship"). In addition, loans charged off for the same periods included a $33.9 million charge-off related to the Commercial Relationship.

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

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended June 30, 2018
Balance at March 31, 2018	$58,717	$61,830	$17,528	$15,261	$5,924	$1,903	$2,054	$—	$163,217
Loans charged off	(366)	(38,632)	(816)	(483)	(606)	(712)	(545)	—	(42,160)
Recoveries of loans previously charged off	321	541	271	96	444	446	152	—	2,271
Net loans charged off	(45)	(38,091)	(545)	(387)	(162)	(266)	(393)	—	(39,889)
Provision for loan losses (1)	(2,089)	35,306	(736)	(370)	226	62	323	—	32,722
Balance at June 30, 2018	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$—	$156,050
Three months ended June 30, 2017
Balance at March 31, 2017	$47,373	$55,309	$23,821	$22,018	$7,501	$3,031	$3,268	$7,755	$170,076
Loans charged off	(242)	(5,353)	(592)	(124)	(774)	(430)	(1,200)	—	(8,715)
Recoveries of loans previously charged off	934	1,974	215	151	373	470	249	—	4,366
Net loans charged off	692	(3,379)	(377)	27	(401)	40	(951)	—	(4,349)
Provision for loan losses (1)	9,307	15,712	(5,988)	(5,606)	2,434	(1,277)	(212)	(7,755)	6,615
Balance at June 30, 2017	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$—	$172,342
Six months ended June 30, 2018
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$—	$169,910
Loans charged off	(633)	(42,637)	(1,224)	(645)	(764)	(1,604)	(1,050)	—	(48,557)
Recoveries of loans previously charged off	600	1,616	477	203	750	625	362	—	4,633
Net loans charged off	(33)	(41,021)	(747)	(442)	(14)	(979)	(688)	—	(43,924)
Provision for loan losses (1)	(2,177)	33,786	(1,133)	(1,142)	(618)	633	715	—	30,064
Balance at June 30, 2018	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$—	$156,050
Six months ended June 30, 2017
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans charged off	(1,466)	(10,880)	(1,290)	(340)	(1,021)	(1,286)	(1,839)	—	(18,122)
Recoveries of loans previously charged off	1,384	6,165	352	381	921	706	386	—	10,295
Net loans charged off	(82)	(4,715)	(938)	41	(100)	(580)	(1,453)	—	(7,827)
Provision for loan losses (1)	10,612	18,004	(8,407)	(6,531)	3,179	(1,200)	366	(4,533)	11,490
Balance at June 30, 2017	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$—	$172,342

(1)
The provision for loan losses excluded a $395,000 and a $7.0 million increase in the reserve for unfunded lending commitments for the three and six months ended June 30, 2018, respectively, and an $85,000 and a $10,000 increase in the reserve for unfunded lending commitments for the three and six months ended June 30, 2017, respectively. These amounts were reclassified to other liabilities on the consolidated balance sheets.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Total
	(in thousands)
Allowance for loan losses at June 30, 2018:
Loans collectively evaluated for impairment	$48,489	$49,354	$5,093	$5,171	$5,338	$1,691	$1,984	$117,120
Loans individually evaluated for impairment	8,094	9,691	11,154	9,333	650	8	—	38,930
	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$156,050

Loans, net of unearned income at June 30, 2018
Loans collectively evaluated for impairment	$6,252,747	$4,209,786	$1,466,393	$2,055,206	$981,584	$360,304	$286,947	$15,612,967
Loans individually evaluated for impairment	51,728	54,816	25,002	39,324	9,121	11	—	180,002
	$6,304,475	$4,264,602	$1,491,395	$2,094,530	$990,705	$360,315	$286,947	$15,792,969

Allowance for loan losses at June 30, 2017:
Loans collectively evaluated for impairment	$49,055	$57,341	$7,607	$6,013	$5,370	$1,773	$2,105	$129,264
Loans individually evaluated for impairment	8,317	10,301	9,849	10,426	4,164	21	—	43,078
	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$172,342

Loans, net of unearned income at June 30, 2017:
Loans collectively evaluated for impairment	$6,212,998	$4,189,676	$1,557,989	$1,741,404	$921,839	$283,123	$252,253	$15,159,282
Loans individually evaluated for impairment	49,010	56,173	21,750	43,308	17,061	33	—	187,335
	$6,262,008	$4,245,849	$1,579,739	$1,784,712	$938,900	$283,156	$252,253	$15,346,617

Impaired Loans

A loan is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. Impaired loans consist of all loans on non-accrual status and accruing troubled debt restructurings ("TDRs"). An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. Impaired loans to borrowers with total commitments greater than or equal to $1.0 million are evaluated individually for impairment. Impaired loans to borrowers with total commitments less than $1.0 million are pooled and measured for impairment collectively.

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2018 and December 31, 2017, substantially all of the Corporation’s individually evaluated impaired loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of June 30, 2018 and 2017, approximately 88% and 87%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value of the collateral using appraisals that had been updated in the preceding 12 months, performed by state certified third-party appraisers.

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

The following table presents total impaired loans by class segment:

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,582	$26,435	$—	$26,728	$22,886	$—
Commercial	41,971	26,761	—	44,936	39,550	—
Real estate - residential mortgage	3,193	3,193	—	4,575	4,575	—
Construction	11,162	7,213	—	12,477	8,100	—
	83,908	63,602	—	88,716	75,111	—
With a related allowance recorded:
Real estate - commercial mortgage	32,432	25,293	8,094	33,710	25,895	8,112
Commercial	50,734	28,055	9,691	29,816	24,175	11,406
Real estate - home equity	28,776	25,002	11,154	28,282	24,693	11,124
Real estate - residential mortgage	41,025	36,131	9,333	42,597	37,132	9,895
Construction	5,595	1,908	650	7,308	4,097	967
Consumer	11	11	8	26	26	17
	158,573	116,400	38,930	141,739	116,018	41,521
Total	$242,481	$180,002	$38,930	$230,455	$191,129	$41,521
As of June 30, 2018 and December 31, 2017, there were $63.6 million and $75.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.
The following table presents average impaired loans by class segment:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,127	$97	$22,316	$71	$25,713	$180	$23,360	141
Commercial	33,644	69	30,829	46	35,612	142	29,061	82
Real estate - residential mortgage	3,870	24	4,643	26	4,105	51	4,658	52
Construction	7,528	—	6,965	4	7,718	—	6,242	6
	72,169	190	64,753	147	73,148	373	63,321	281
With a related allowance recorded:
Real estate - commercial mortgage	25,419	91	27,710	88	25,578	175	28,288	173
Commercial	26,120	54	21,387	31	25,471	97	22,074	63
Real estate - home equity	24,907	195	20,352	117	24,835	379	19,969	212
Real estate - residential mortgage	36,261	223	39,500	225	36,551	444	40,119	455
Construction	2,400	—	8,446	4	2,966	—	7,542	7
Consumer	18	—	36	—	20	—	36	—
Leasing, other and overdrafts	—	—	—	—	—	—	475	—
	115,125	563	117,431	465	115,421	1,095	118,503	910
Total	$187,294	$753	$182,184	$612	$188,569	$1,468	$181,824	1,191

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2018 and 2017 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The risk rating process allows management to identify credits that potentially carry more risk in a timely manner and to allocate resources to managing troubled accounts. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for the class segments presented in the preceding tables. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review activities identify a deterioration or an improvement in the loan.
The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(dollars in thousands)
Real estate - commercial mortgage	$5,990,838	$6,066,396	$164,908	$147,604	$148,729	$150,804	$6,304,475	$6,364,804
Commercial - secured	3,823,052	3,831,485	139,345	121,842	146,190	179,113	4,108,587	4,132,440
Commercial - unsecured	147,914	159,620	3,726	5,478	4,375	2,759	156,015	167,857
Total commercial - industrial, financial and agricultural	3,970,966	3,991,105	143,071	127,320	150,565	181,872	4,264,602	4,300,297
Construction - commercial residential	128,641	143,759	3,996	5,259	10,429	14,084	143,066	163,102
Construction - commercial	762,920	761,218	344	846	5,382	3,752	768,646	765,816
Total construction (excluding Construction - other)	891,561	904,977	4,340	6,105	15,811	17,836	911,712	928,918
	$10,853,365	$10,962,478	$312,319	$281,029	$315,105	$350,512	$11,480,789	$11,594,019
% of Total	94.5%	94.6%	2.7%	2.4%	2.7%	3.0%	100.0%	100.0%

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

The following table presents a summary of performing, delinquent and non-performing loans for the indicated loan class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(dollars in thousands)
Real estate - home equity	$1,470,006	$1,535,557	$9,703	$12,655	$11,686	$11,507	$1,491,395	$1,559,719
Real estate - residential mortgage	2,054,810	1,914,888	20,832	18,852	18,888	20,971	2,094,530	1,954,711
Construction - other	78,503	77,403	—	203	490	411	78,993	78,017
Consumer - direct	62,142	54,828	108	315	83	70	62,333	55,213
Consumer - indirect	294,686	254,663	3,027	3,681	269	226	297,982	258,570
Total consumer	356,828	309,491	3,135	3,996	352	296	360,315	313,783
Leasing, other and overdrafts	285,722	267,111	1,049	855	176	32	286,947	267,998
	$4,245,869	$4,104,450	$34,719	$36,561	$31,592	$33,217	$4,312,180	$4,174,228
% of Total	98.5%	98.3%	0.8%	0.9%	0.7%	0.8%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	June 30, 2018	December 31, 2017
	(in thousands)
Non-accrual loans	$111,116	$124,749
Loans 90 days or more past due and still accruing	12,628	10,010
Total non-performing loans	123,744	134,759
Other real estate owned (OREO)	11,181	9,823
Total non-performing assets	$134,925	$144,582

The following tables present past due status and non-accrual loans by portfolio segment and class segment:

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$8,537	$961	$3,970	$35,308	$39,278	$48,776	$6,255,699	$6,304,475
Commercial - secured	14,687	2,249	299	43,005	43,304	60,240	4,048,347	4,108,587
Commercial - unsecured	350	162	129	612	741	1,253	154,762	156,015
Total commercial - industrial, financial and agricultural	15,037	2,411	428	43,617	44,045	61,493	4,203,109	4,264,602
Real estate - home equity	8,053	1,650	2,885	8,801	11,686	21,389	1,470,006	1,491,395
Real estate - residential mortgage	15,333	5,499	4,619	14,269	18,888	39,720	2,054,810	2,094,530
Construction - commercial residential	560	184	—	8,810	8,810	9,554	133,511	143,065
Construction - commercial	—	—	—	19	19	19	768,628	768,647
Construction - other	—	—	198	292	490	490	78,503	78,993
Total real estate - construction	560	184	198	9,121	9,319	10,063	980,642	990,705
Consumer - direct	45	63	83	—	83	191	62,142	62,333
Consumer - indirect	2,535	492	269	—	269	3,296	294,686	297,982
Total consumer	2,580	555	352	—	352	3,487	356,828	360,315
Leasing, other and overdrafts	805	244	176	—	176	1,225	285,722	286,947
Total	$50,905	$11,504	$12,628	$111,116	$123,744	$186,153	$15,606,816	$15,792,969

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$9,456	$4,223	$625	$34,822	$35,447	$49,126	$6,315,678	$6,364,804
Commercial - secured	4,778	5,254	1,360	52,255	53,615	63,647	4,068,793	4,132,440
Commercial - unsecured	305	10	45	649	694	1,009	166,848	167,857
Total commercial - industrial, financial and agricultural	5,083	5,264	1,405	52,904	54,309	64,656	4,235,641	4,300,297
Real estate - home equity	9,640	3,015	2,372	9,135	11,507	24,162	1,535,557	1,559,719
Real estate - residential mortgage	11,961	6,891	5,280	15,691	20,971	39,823	1,914,888	1,954,711
Construction - commercial residential	—	439	—	11,767	11,767	12,206	150,896	163,102
Construction - commercial	483	—	—	19	19	502	765,314	765,816
Construction - other	203	—	—	411	411	614	77,403	78,017
Total real estate - construction	686	439	—	12,197	12,197	13,322	993,613	1,006,935
Consumer - direct	260	55	70	—	70	385	54,828	55,213
Consumer - indirect	3,055	626	226	—	226	3,907	254,663	258,570
Total consumer	3,315	681	296	—	296	4,292	309,491	313,783
Leasing, other and overdrafts	568	287	32	—	32	887	267,111	267,998
Total	$40,709	$20,800	$10,010	$124,749	$134,759	$196,268	$15,571,979	$15,768,247

The following table presents TDRs, by class segment:

	June 30, 2018	December 31, 2017
	(in thousands)
Real-estate - residential mortgage	$25,055	$26,016
Real-estate - commercial mortgage	16,420	13,959
Real estate - home equity	16,201	15,558
Commercial	11,199	10,820
Consumer	11	26
Total accruing TDRs	68,886	66,379
Non-accrual TDRs (1)	24,743	29,051
Total TDRs	$93,629	$95,430

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment and type of concession for loans that were modified during the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30				Six months ended June 30
	2018		2017		2018		2017
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate – residential mortgage:
Extend maturity without rate concession	1	$77	—	$—	1	$77	2	$337
Bankruptcy	—	—	1	157	1	5	2	335
Real estate - commercial mortgage:
Extend maturity without rate concession	1	4	3	663	6	8,261	4	981
Bankruptcy	—	—	1	12	—	—	1	12
Real estate - home equity:
Extend maturity without rate concession	23	1,346	17	1,275	40	2,622	33	2,559
Bankruptcy	5	313	10	1,063	7	421	17	1,516
Commercial:
Extend maturity without rate concession	1	49	5	2,600	5	1,151	8	5,693
Bankruptcy	—	—	1	490	—	—	2	523
Construction - commercial residential:
Extend maturity without rate concession	—	—	1	1,204	—	—	1	1,204

Total	31	$1,789	39	$7,464	60	$12,537	70	$13,160

The following table presents TDRs, by class segment, as of June 30, 2018 and 2017 that were modified in the previous 12 months and had a post-modification payment default during the six months ended June 30, 2018 and 2017. The Corporation defines a payment default as a single missed payment.

	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	8	$863	7	$1,911
Real estate - commercial mortgage	1	176	3	674
Real estate - home equity	29	1,955	16	922
Commercial	5	146	5	2,772
Consumer	—	—	1	16
Total	43	$3,140	32	$6,295

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(in thousands)
Amortized cost:
Balance at beginning of period	$37,748	$38,543	$37,663	$38,822
Originations of mortgage servicing rights	1,746	1,203	3,229	2,386
Amortization	(1,600)	(1,566)	(2,998)	(3,028)
Balance at end of period	$37,894	$38,180	$37,894	$38,180

Valuation allowance:
Balance at beginning of period	$—	$(1,291)	$—	$(1,291)
Reductions to valuation allowance	—	1,291	—	1,291
Balance at end of period	$—	$—	$—	$—

Net MSRs at end of period	$37,894	$38,180	$37,894	$38,180

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined a valuation allowance was not necessary as of June 30, 2018. In the prior year, the Corporation determined that a reduction to the valuation allowance of $1.3 million was appropriate for the three and six months ended June 30, 2017. Reductions and additions to the valuation allowance are recorded as increases and decreases, respectively, to mortgage banking income on the consolidated statements of income.

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

As of June 30, 2018, the Employee Equity Plan had 10.6 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 329,000 shares reserved for future grants through 2021.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(in thousands)
Compensation expense	$2,674	$1,035	$4,184	$1,769
Tax benefit	(1,075)	(1,940)	(1,536)	(2,684)
Stock-based compensation expense, net of tax benefit	$1,599	$(905)	$2,648	$(915)

For the three and six months ended June 30, 2017, the tax benefit exceeded the stock-based compensation expense as a result of excess tax benefits related to stock option exercises and vesting RSUs and PSUs during the periods, which were recorded as a reduction to income tax expense as required under ASU 2016-09.

NOTE 8 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(in thousands)
Interest cost	$696	$830	1,527	1,660
Expected return on plan assets	(573)	(451)	(1,024)	(902)
Net amortization and deferral	551	663	1,215	1,326
Net periodic pension cost	$674	$1,042	$1,718	$2,084

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(in thousands)
Interest cost	$12	$17	$29	$34
Net accretion and deferral	(139)	(141)	(280)	(282)
Net periodic benefit	$(127)	$(124)	$(251)	$(248)

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2018		December 31, 2017
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$158,905	$1,425	$129,469	$1,059
Negative fair values	8,765	(65)	8,957	(59)
Net interest rate locks with customers		1,360		1,000
Forward Commitments
Positive fair values	12,829	5	3,856	34
Negative fair values	114,774	(499)	100,808	(213)
Net forward commitments		(494)		(179)
Interest Rate Swaps with Customers
Positive fair values	431,935	7,903	1,316,548	24,505
Negative fair values	1,802,086	(57,393)	716,634	(18,978)
Net interest rate swaps with customers		(49,490)		5,527
Interest Rate Swaps with Dealer Counterparties
Positive fair values (1) (3)	1,802,086	48,518	716,634	18,941
Negative fair values (2) (3)	431,935	(4,716)	1,316,548	(19,764)
Net interest rate swaps with dealer counterparties		43,802		(823)
Foreign Exchange Contracts with Customers
Positive fair values	10,564	335	4,852	276
Negative fair values	6,758	(194)	5,914	(119)
Net foreign exchange contracts with customers		141		157
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,397	296	7,960	184
Negative fair values	12,147	(329)	6,048	(255)
Net foreign exchange contracts with correspondent banks		(33)		(71)
Net derivative fair value asset		$(4,714)		$5,611

(1) Includes centrally cleared interest rate swaps with a notional amount of $399.3 million and a fair value of $0 as of June 30, 2018 and a notional amount of $24.4 million and a fair value of $0 as of December 31, 2017.
(2) Includes centrally cleared interest rate swaps with a notional amount of $158.8 million and a fair value of $0 as of June 30, 2018 and a notional amount of $377.1 million and a fair value of $0 as of December 31, 2017.
(3) The variation margin posted as collateral on centrally cleared interest rate swaps, which represents the fair value of such swaps, is legally characterized as settlements of the outstanding derivative contracts instead of cash collateral. Accordingly, the fair values of centrally cleared interest rate swaps were offset by variation margins of $5.8 million at June 30, 2018, increasing the fair value of such swaps to $0, and $4.6 million at December 31, 2017, reducing the fair value of such swaps to $0.

The following table presents a summary of the fair value (losses) gains on derivative financial instruments:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(in thousands)
Interest rate locks with customers	$231	$(155)	$360	$690
Forward commitments	(541)	157	(315)	(2,222)
Interest rate swaps with customers	(12,375)	13,809	(55,017)	12,994
Interest rate swaps with dealer counterparties (1)	10,811	(10,831)	44,625	(7,830)
Foreign exchange contracts with customers	(23)	(325)	(16)	(317)
Foreign exchange contracts with correspondent banks	(50)	367	38	330
Net fair value (losses) gains on derivative financial instruments	$(1,947)	$3,022	$(10,325)	$3,645

(1) Not included is $1.6 million and $10.4 million, respectively, of gains representing the change in the variation margin for the three and six months ended June 30, 2018 and $2.9 million and $5.1 million, respectively, of losses representing the change in the variation margin for the three and six months ended June 30, 2017.

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	June 30, 2018	December 31, 2017
	(in thousands)
Cost (1)	$35,310	$31,069
Fair value	35,898	31,530
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

For the three months ended June 30, 2018 and June 30, 2017, gains related to changes in fair values of mortgage loans held for sale were $324,000 and $26,000, respectively. During the six months ended June 30, 2018 and June 30, 2017, the Corporation recorded gains related to changes in fair values of mortgage loans held for sale of $127,000 and $565,000, respectfully.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
June 30, 2018
Interest rate swap derivative assets	$56,421	$(5,916)	$(44,080)	$6,425
Foreign exchange derivative assets with correspondent banks	296	(296)	—	—
Total	$56,717	$(6,212)	$(44,080)	$6,425

Interest rate swap derivative liabilities	$62,109	$(5,916)	$(13,177)	$43,016
Foreign exchange derivative liabilities with correspondent banks	329	(296)	—	33
Total	$62,438	$(6,212)	$(13,177)	$43,049

December 31, 2017
Interest rate swap derivative assets	$43,446	$(16,844)	$—	$26,602
Foreign exchange derivative assets with correspondent banks	184	(184)	—	—
Total	$43,630	$(17,028)	$—	$26,602

Interest rate swap derivative liabilities	$38,742	$(16,844)	$(6,588)	$15,310
Foreign exchange derivative liabilities with correspondent banks	255	(184)	—	71
Total	$38,997	$(17,028)	$(6,588)	$15,381

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$6,498,732	$6,205,029
Standby letters of credit	321,372	326,973
Commercial letters of credit	42,018	41,801

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit and letters of credit. See Note 5, "Loans and Allowance for Credit Losses," for additional details.

Residential Lending
The Corporation originates and sells residential mortgages to secondary market investors. The Corporation provides customary representations and warranties to secondary market investors that specify, among other things, that the loans have been underwritten to the standards of the secondary market investor. The Corporation may be required to repurchase specific loans, or reimburse the investor for a credit loss incurred on a sold loan if it is determined that the representations and warranties have not been met. Under some agreements with secondary market investors, the Corporation may have additional credit exposure beyond customary representations and warranties, based on the specific terms of those agreements.
The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of June 30, 2018 and December 31, 2017, the total reserve for losses on residential mortgage loans sold was $1.9 million and $2.1 million, respectively, including reserves for both representation and warranty and credit loss exposures.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$35,898	$—	$35,898
Available for sale investment securities:
U.S. Government sponsored agency securities	—	26,526	—	26,526
State and municipal securities	—	407,696	—	407,696
Corporate debt securities	—	87,795	4,075	91,870
Collateralized mortgage obligations	—	724,322	—	724,322
Residential mortgage-backed securities	—	1,000,964	—	1,000,964
Commercial mortgage-backed securities	—	238,783	—	238,783
Auction rate securities	—	—	103,122	103,122
Total available for sale investment securities	—	2,486,086	107,197	2,593,283
Investments held in Rabbi Trust	19,510	—	—	19,510
Other assets	639	57,851	—	58,490
Total assets	$20,149	$2,579,835	$107,197	$2,707,181
Other liabilities	$20,034	$62,673	$—	$82,707

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$31,530	$—	$31,530
Available for sale investment securities:
Equity securities	918	—	—	918
U.S. Government sponsored agency securities	—	5,938	—	5,938
State and municipal securities	—	408,949	—	408,949
Corporate debt securities	—	93,552	3,757	97,309
Collateralized mortgage obligations	—	602,623	—	602,623
Residential mortgage-backed securities	—	1,120,796	—	1,120,796
Commercial mortgage-backed securities	—	212,755	—	212,755
Auction rate securities	—	—	98,668	98,668
Total available for sale investment securities	918	2,444,613	102,425	2,547,956
Investments held in Rabbi Trust	18,982	—	—	18,982
Other assets	469	44,539	—	45,008
Total assets	$20,369	$2,520,682	$102,425	$2,643,476
Other liabilities	$19,357	$39,014	$—	$58,371
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2018 and December 31, 2017 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – As of June 30, 2018, the Corporation did not hold any equity securities. Equity securities held as of December 31, 2017 consisted of common stocks of financial institutions and other equity investments. These Level 1 investments were measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($66.6 million at June 30, 2018 and $61.9 million at December 31, 2017), single-issuer trust preferred securities issued by financial institutions ($20.4 million at June 30, 2018 and $30.7 million at December 31, 2017), pooled trust preferred securities issued by financial institutions ($875,000 at June 30, 2018 and $707,000 at December 31, 2017) and other corporate debt issued by non-financial institutions ($4.0 million at both June 30, 2018 and December 31, 2017).
Level 2 investments include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $17.2 million and $27.7 million of single-issuer trust preferred securities held at June 30, 2018 and December 31, 2017, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($875,000 at June 30, 2018 and $707,000 at December 31, 2017) and certain single-issuer trust preferred securities ($3.2 million at June 30, 2018 and $3.1 million at December 31, 2017). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1 and are included in "other assets" on the consolidated balance sheet.
Other assets – Included in this category are the following:

•
Level 1 assets include the fair value of foreign currency exchange contracts ($631,000 at June 30, 2018 and $460,000 at December 31, 2017). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.4 million at June 30, 2018 and $1.1 million at December 31, 2017) and the fair value of interest rate swaps ($56.4 million at June 30, 2018 and $43.4 million at December 31, 2017). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($19.5 million at June 30, 2018 and $19.0 million at December 31, 2017) and the fair value of foreign currency exchange contracts ($523,000 at June 30, 2018 and $374,000 at December 31, 2017). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($564,000 at June 30, 2018 and $272,000 at December 31, 2017) and the fair value of interest rate swaps ($62.1 million at June 30, 2018 and $38.7 million at December 31, 2017). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Three months ended June 30, 2018
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at March 31, 2018	$865	$3,095	$103,049
Unrealized adjustment to fair value (1)	10	102	73
Discount accretion (2)	—	3	—
Balance at June 30, 2018	$875	$3,200	$103,122

	Three months ended June 30, 2017
Balance at March 31, 2017	$422	$2,750	$97,439
Unrealized adjustment to fair value (1)	—	22	386
Discount accretion (2)	—	3	98
Balance at June 30, 2017	$422	$2,775	$97,923

	Six months ended June 30, 2018
	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2017	$707	$3,050	$98,668
Unrealized adjustment to fair value (1)	168	144	4,454
Discount accretion (2)	—	6	—
Balance at June 30, 2018	$875	$3,200	$103,122

	Six months ended June 30, 2017
Balance at December 31, 2016	$422	$2,450	$97,256
Unrealized adjustment to fair value (1)	—	319	472
Discount accretion (2)	—	6	195
Balance at June 30, 2017	$422	$2,775	$97,923

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s Level 3 financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2018	December 31, 2017
	(in thousands)
Net loans	$141,072	$149,608
OREO	11,181	9,823
MSRs	37,894	37,663
Total assets	$190,147	$197,094
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

•
MSRs – This category includes MSRs, classified as Level 3 assets. MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2018 valuation were 9.2% and 9.0%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of June 30, 2018 and December 31, 2017. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	June 30, 2018
	Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$99,742	$99,742	$—	$—	$99,742
Interest-bearing deposits with other banks	298,087	298,087	—	—	298,087
Federal Reserve Bank and Federal Home Loan Bank stock	66,715	—	66,715	—	66,715
Loans held for sale	35,898	—	35,898	—	35,898
Available for sale investment securities	2,593,283	—	2,486,086	107,197	2,593,283
Net Loans	15,636,919	—	—	14,996,906	14,996,906
Accrued interest receivable	55,208	55,208	—	—	55,208
Other financial assets	229,475	122,547	57,851	49,077	229,475
FINANCIAL LIABILITIES
Demand and savings deposits	$12,776,849	$12,776,849	$—	$—	$12,776,849
Brokered deposits	161,447	161,447	—	—	161,447
Time deposits	2,661,503	—	2,656,421	—	2,656,421
Short-term borrowings	983,833	983,833	—	—	983,833
Accrued interest payable	8,293	8,293	—	—	8,293
Other financial liabilities	251,170	188,497	62,673	—	251,170
Federal Home Loan Bank advances and long-term debt	991,948	—	964,318	—	964,318

	December 31, 2017
	Book Value	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$108,291	$108,291	$—	$—	$108,291
Interest-bearing deposits with other banks	293,805	293,805	—	—	293,805
Federal Reserve Bank and Federal Home Loan Bank stock	60,761	—	60,761	—	60,761
Loans held for sale	31,530	—	31,530	—	31,530
Available for sale investment securities	2,547,956	918	2,444,613	102,425	2,547,956
Net Loans	15,598,337	—	—	15,380,974	15,380,974
Accrued interest receivable	52,910	52,910	—	—	52,910
Other financial assets	215,464	123,439	44,539	47,486	215,464
FINANCIAL LIABILITIES
Demand and savings deposits	$13,042,147	$13,042,147	$—	$—	$13,042,147
Brokered deposits	90,473	90,473	—	—	90,473
Time deposits	2,664,912	—	2,664,912	—	2,664,912
Short-term borrowings	617,524	617,524	—	—	617,524
Accrued interest payable	9,317	9,317	—	—	9,317
Other financial liabilities	227,569	188,555	39,014	—	227,569
Federal Home Loan Bank advances and long-term debt	1,038,346	—	1,038,346	—	1,038,346

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

As of June 30, 2018, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction. Beginning in 2018, fair values estimated in this manner are considered to represent estimated exit prices, required by ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". As of December 31, 2017, loan fair values do not fully incorporate an exit price approach to fair value.

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, they are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

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

RESULTS OF OPERATIONS

Overview

The Corporation is a financial holding company comprised of six wholly owned bank subsidiaries which provide a full range of retail and commercial financial services through locations in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets, and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans and off-balance sheet credit exposures, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	As of or for the three months ended June 30		As of or for the six months ended June 30
	2018	2017	2018	2017
Net income (in thousands)	$35,197	$45,467	$84,677	$88,847
Diluted net income per share	$0.20	$0.26	$0.48	$0.51
Return on average assets	0.70%	0.94%	0.86%	0.93%
Return on average equity	6.28%	8.36%	7.64%	8.29%
Return on average tangible equity (1)	8.23%	11.06%	10.02%	11.00%
Net interest margin (2)	3.39%	3.29%	3.37%	3.28%
Efficiency ratio (1)	63.3%	65.3%	65.3%	64.8%
Non-performing assets to total assets	0.67%	0.75%	0.67%	0.75%
Annualized net charge-offs to average loans	1.01%	0.11%	0.56%	0.10%

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

The following is a summary of financial results for the three and six months ended June 30, 2018.

Net Income and Net Income Per Share Growth - Net income was $35.2 million and $84.7 million for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018, net income decreased $10.3 million, or 22.6%, compared to the same period in 2017. Diluted net income per share for the three months ended June 30, 2018 decreased $0.06, or 23.1%, to $0.20 per diluted share compared to the same period in 2017. For the six months ended June 30, 2018, net income decreased $4.2 million, or 4.7%, compared to the same period in 2017. Diluted net income per share for the first six months of 2018 decreased $0.03, or 5.9%, to $0.48 per diluted share compared to the same period of 2017.

On May 31, 2018, the Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing an expected credit loss arising from a single, large commercial lending relationship ("Commercial Relationship"). At the time of the Current Report, the Corporation estimated that the credit loss related to the Commercial Relationship would be up to $32 million, net of tax, or $0.18 per diluted share. Since the date of the Current Report, the Corporation determined that the provision for credit loss for the Commercial Relationship, which was recorded in the second quarter of 2018, was $36.8 million, or $29.1 million, net of tax. This loss equates to approximately $0.16 per diluted share. The credit loss resulted from fraudulent activity believed to have been perpetrated by one or more employees of the borrower and its related entities. Based on the Corporation’s review of the circumstances of the fraudulent activity involving this borrower, the Corporation believes this incident is an isolated occurrence and not indicative of a broader increase in exposure to fraud-related losses in connection with its lending businesses.

Net Interest Income Growth - For the three and six months ended June 30, 2018, net interest income increased $14.5 million, or 10.2%, and $28.2 million, or 10.1%, respectively, compared to the same periods in 2017. The increases were the result of growth in interest-earning assets, primarily loans, and the impact of a 10 and 9 basis point increase, respectively, in net interest margin, largely driven by the impact of 25 basis point increases in the federal funds target rate in June and December of 2017 and March of 2018.

Net Interest Margin - For the three and six months ended June 30, 2018, the net interest margin increase was driven by a 26 and 22 basis point increase, respectively, in yields on interest-earning assets, partially offset by a 19 and 17 basis point increase, respectively, in the cost of interest-bearing liabilities. The enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act") in December 2017 resulted in a 6 and 7 basis point decrease for the three and six months ended June 30, 2018, respectively, in average yields on interest-earning assets and net interest margin as a result of the impact of the Tax Act on calculated FTE yields on tax exempt loans and investment securities.

Loan Growth - Average loans were $641.2 million, or 4.2%, and $721.9 million, or 4.8%, higher for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The most notable increases were in commercial and residential mortgages, commercial loans and construction loans. The loan growth occurred throughout all of the Corporation's geographic markets.

Deposit Growth - Average deposits grew $428.3 million, or 2.8%, and $480.9 million, or 3.2%, for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The increases resulted from growth in total demand and savings accounts, partially offset by decreases in time deposits.

Asset Quality - Annualized net charge-offs to average loans outstanding were 1.01% for the three months ended June 30, 2018, compared to 0.11% for the same period in 2017 and were 0.56% for the six months ended June 30, 2018, compared to 0.10% for the same period in 2017. The $33.9 million charge-off in the second quarter of 2018 related to the Commercial Relationship was approximately 0.86%, on an annualized basis, of the average loans outstanding.

Other credit metrics improved as of June 30, 2018 compared to June 30, 2017. Non-performing assets decreased to 0.67% as a percentage of total assets, compared to 0.75% as of June 30, 2017 and the total delinquency rate improved to 1.18% as of June 30, 2018, from 1.20% as of June 30, 2017.

The provision for credit losses for the three and six months ended June 30, 2018 was $33.1 million and $37.1 million, compared to $6.7 million and $11.5 million for the same periods in 2017, respectively. The increases were primarily driven by a $36.8 million provision for credit losses arising from the Commercial Relationship recorded in the second quarter of 2018.

Non-interest Income - For the three and six months ended June 30, 2018, non-interest income, excluding investment securities gains, decreased $1.8 million, or 3.6%, and $1.6 million, or 1.6%, respectively, compared to the same periods in 2017. Decreases in commercial loan interest rate swap fees, generally driven by the pace of new loan originations as well as interest rates and the shape of the yield curve, and mortgage banking income were partially offset by increases in investment management and trust services income, merchant fees and cash management fee income.

Non-interest Expense - For the three and six months ended June 30, 2018, non-interest expense increased $650,000, or 0.5%, and $15.0 million, or 5.9%, respectively, in comparison to the same periods in 2017. The increases were primarily driven by higher data processing and software expenses for the three month period and higher salaries and employee benefits, data processing and software, other outside services and professional fees for the six months ended June 30, 2018.

Income Taxes - Income tax expense was $3.5 million and $10.6 million for the three and six months ended June 30, 2018, respectively, resulting in effective tax rates ("ETR"), or income taxes as a percentage of income before income taxes, of 9.0% and 11.1%, respectively. The ETR for the three and six months ended June 30, 2017 were 16.6% and 20.5%. The ETR for the three and six months ended June 30, 2018 were significantly impacted by the reduction in the federal statutory income tax rate as the result of the Tax Act, as well as lower income before income taxes.

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

	As of or for the three months ended June 30		As of or for the six months ended June 30
	2018	2017	2018	2017
	(dollars in thousands)
Return on average shareholders' equity (tangible)
Net income - numerator	$35,197	$45,467	$84,677	$88,847

Average common shareholders' equity	$2,246,904	$2,181,189	$2,235,821	$2,160,980
Less: Average goodwill and intangible assets	(531,556)	(531,556)	(531,556)	(531,556)
Average tangible shareholders' equity - denominator	$1,715,348	$1,649,633	$1,704,265	$1,629,424

Return on average tangible equity (tangible), annualized	8.23%	11.06%	10.02%	11.00%

Efficiency ratio
Non-interest expense	$133,345	$132,695	$270,006	$254,970
Less: Amortization of tax credit investments	(1,637)	(3,151)	(3,274)	(4,149)
Numerator	$131,708	$129,544	$266,732	$250,821

Net interest income (fully taxable equivalent) (1)	$159,027	$147,349	$313,259	$290,593
Plus: Total Non-interest income	49,094	52,371	94,969	99,044
Less: Investment securities gains, net	(4)	(1,436)	(23)	(2,542)
Denominator	$208,117	$198,284	$408,205	$387,095

Efficiency ratio	63.3%	65.3%	65.3%	64.8%

(1)
Presented on an FTE basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances in 2018 and 2017, respectively. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended June 30, 2018 compared to the Quarter Ended June 30, 2017

Net Interest Income

FTE net interest income increased $11.7 million, to $159.0 million, in the second quarter of 2018, from $147.3 million in the second quarter of 2017. The increase was due to an $801.3 million, or 4.5%, increase in average interest-earning assets and a 10 basis point increase in the net interest margin, to 3.39%. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances for the three months ended June 30, 2018 and 2017, respectively. The enactment of the Tax Act resulted in a 6 basis point decrease in average yields on interest-earning assets and net interest margin in the second quarter of 2018, as a result of the impact of the Tax Act on calculated FTE yields on tax-exempt loans and investment securities.

	Three months ended June 30
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$15,768,377	$170,005	4.32%	$15,127,205	$152,649	4.05%
Taxable investment securities (2)	2,262,789	13,885	2.45	2,090,120	11,473	2.20
Tax-exempt investment securities (2)	408,715	3,713	3.63	404,680	4,394	4.34
Equity securities (2)	—	—	—	10,759	148	5.52
Total investment securities	2,671,504	17,598	2.63	2,505,559	16,015	2.56
Loans held for sale	22,237	284	5.11	19,750	201	4.07
Other interest-earning assets	316,381	1,243	1.57	324,719	802	0.99
Total interest-earning assets	18,778,499	189,130	4.04	17,977,233	169,667	3.78
Noninterest-earning assets:
Cash and due from banks	100,811			103,078
Premises and equipment	232,048			218,075
Other assets	1,112,913			1,174,745
Less: Allowance for loan losses	(160,896)			(172,156)
Total Assets	$20,063,375			$19,300,975
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,952,115	$4,959	0.50%	$3,690,059	$2,780	0.30%
Savings and money market deposits	4,538,083	5,545	0.49	4,315,495	2,710	0.25
Brokered deposits	85,242	395	1.87	—	—	—
Time deposits	2,660,410	8,385	1.26	2,696,033	7,394	1.10
Total interest-bearing deposits	11,235,850	19,284	0.69	10,701,587	12,884	0.48
Short-term borrowings	1,023,160	3,036	1.18	633,102	974	0.61
FHLB advances and other long-term debt	945,177	7,783	3.30	1,070,845	8,460	3.16
Total interest-bearing liabilities	13,204,187	30,103	0.91	12,405,534	22,318	0.72
Noninterest-bearing liabilities:
Demand deposits	4,281,574			4,387,517
Other	330,710			326,735
Total Liabilities	17,816,471			17,119,786
Shareholders’ equity	2,246,904			2,181,189
Total Liabilities and Shareholders’ Equity	$20,063,375			$19,300,975
Net interest income/net interest margin (FTE)		159,027	3.39%		147,349	3.29%
Tax equivalent adjustment		(2,960)			(5,786)
Net interest income		$156,067			$141,563

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30, 2018 in comparison to the same period in 2017:

	2018 vs. 2017 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$6,641	$10,715	$17,356
Taxable investment securities	996	1,416	2,412
Tax-exempt investment securities	43	(724)	(681)
Equity securities	(74)	(74)	(148)
Loans held for sale	27	56	83
Other interest-earning assets	(21)	462	441
Total interest income	$7,612	$11,851	$19,463
Interest expense on:
Demand deposits	$210	$1,969	$2,179
Savings and money market deposits	147	2,688	2,835
Brokered deposits	395	—	395
Time deposits	(99)	1,090	991
Short-term borrowings	822	1,240	2,062
FHLB advances and other long-term debt	(1,023)	346	(677)
Total interest expense	$452	$7,333	$7,785
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component. The impact of the Tax Act on FTE interest income is included in "Rate" in the table above.

Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of the three 25 basis point increases in the federal funds target rate in June and December of 2017 and March of 2018. The increases in the federal funds target rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the London Interbank Offered Rate ("LIBOR").

As summarized above, the 26 basis point increase in the yield on average interest-earning assets resulted in an $11.9 million increase in FTE interest income. The yield on the loan portfolio increased 27 basis points, or 6.7%, from the second quarter of 2017, as variable and adjustable rate loans repriced to higher rates and yields on new loan originations exceeded the average yield on the loan portfolio. The increase in average interest-earning assets, primarily loans, since the second quarter of 2017 resulted in a $7.6 million increase in FTE interest income.

Interest expense increased $7.3 million primarily due to the 20 and 24 basis point increases in the rates on average interest-bearing demand deposits and savings and money market deposits, respectively. These rate increases contributed $2.0 million and $2.7 million to the increase in interest expense, respectively. In addition, the 16 basis point and 57 basis point increases in the rates on time deposits and short-term borrowings, respectively, contributed $1.1 million and $1.2 million increases to interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,298,534	4.34%	$6,163,844	4.00%	$134,690	2.2%
Commercial – industrial, financial and agricultural	4,335,097	4.27	4,221,025	4.00	114,072	2.7
Real estate – residential mortgage	2,026,161	3.89	1,707,929	3.77	318,232	18.6
Real estate – home equity	1,502,936	4.83	1,587,680	4.33	(84,744)	(5.3)
Real estate – construction	978,327	4.40	897,321	3.98	81,006	9.0
Consumer	345,572	4.43	300,967	5.03	44,605	14.8
Leasing	272,298	4.59	244,742	4.42	27,556	11.3
Other	9,452	—	3,697	—	5,755	155.7
Total	$15,768,377	4.32%	$15,127,205	4.05%	$641,172	4.2%

Average loans increased $641.2 million, or 4.2%, compared to the second quarter of 2017. The increase was driven largely by growth in the residential mortgage and commercial mortgage portfolios, as well as the commercial loan and construction portfolios. The $134.7 million, or 2.2%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized across most geographic markets. The $318.2 million, or 18.6%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in Maryland and Virginia. This growth was, in part, related to new product offerings and marketing efforts targeting specific customer segments. The $114.1 million, or 2.7%, increase in commercial loans was spread across all geographic markets and across a broad range of industries.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in Balance
	2018		2017
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,281,574	—%	$4,387,517	—%	$(105,943)	(2.4)%
Interest-bearing demand	3,952,115	0.50	3,690,059	0.30	262,056	7.1
Savings and money market accounts	4,538,083	0.49	4,315,495	0.25	222,588	5.2
Total demand and savings	12,771,772	0.34	12,393,071	0.18	378,701	3.1
Brokered deposits	85,242	1.87	—	—	85,242	N/M
Time deposits	2,660,410	1.26	2,696,033	1.10	(35,623)	(1.3)
Total deposits	$15,517,424	0.50%	$15,089,104	0.34%	$428,320	2.8%
N/M - Not meaningful

The $378.7 million, or 3.1%, increase in total demand and savings accounts was primarily due to a $422.6 million, or 7.1%, increase in consumer account balances and a $137.4 million, or 7.0%, increase in municipal account balances, partially offset by a $187.2 million or 4.2% decrease in business account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks ("Third-Party Deposit Sweep Arrangement"). The average balance in the omnibus accounts was $85.2 million and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and considered to be a stable source of funding, with balances in the omnibus deposit accounts bearing interest at a rate based on the federal funds rate.

Time deposits decreased $35.6 million, or 1.3%, as customer preferences continued to shift toward shorter-term, non-maturity deposits. The average cost of total deposits increased 16 basis points, to 0.50%, for the second quarter of 2018, compared to 0.34% for the second quarter of 2017.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$162,276	0.15%	$199,657	0.09%	$(37,381)	(18.7)%
Customer short-term promissory notes	316,049	0.54	77,554	0.10	238,495	N/M
Total short-term customer funding	478,325	0.41	277,211	0.09	201,114	72.5
Federal funds purchased	398,297	1.79	242,375	1.03	155,922	64.3
Short-term FHLB advances (1)	146,538	2.03	113,516	0.99	33,022	29.1
Total short-term borrowings	1,023,160	1.18	633,102	0.61	390,058	61.6
Long-term debt:
FHLB advances	558,655	2.48	652,192	2.27	(93,537)	(14.3)
Other long-term debt	386,522	4.48	418,653	4.56	(32,131)	(7.7)
Total long-term debt	945,177	3.30	1,070,845	3.16	(125,668)	(11.7)
Total borrowings	$1,968,337	2.20%	$1,703,947	2.22%	$264,390	15.5%
(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful

Average total short-term borrowings increased $390.1 million, or 61.6%, primarily as a result of a $238.5 million, increase in customer short-term promissory notes during the second quarter of 2018 as customers shifted deposit balances to higher-yielding short-term promissory notes. Federal funds purchased increased $155.9 million, or 64.3%, to provide additional funding as average loan growth outpaced the increase in average deposits.

Average long-term debt decreased $125.7 million, or 11.7%, to $945.2 million during the second quarter of 2018, compared to $1.1 billion during the same period of 2017.

Provision for Credit Losses

The provision for credit losses was $33.1 million for the second quarter of 2018, an increase of $26.4 million from the second quarter of 2017, driven by the $36.8 million provision for credit losses recorded in the second quarter of 2018 arising from the Commercial Relationship. A $3.7 million negative provision for credit losses was recorded for the remainder of the portfolio, mainly due to payoffs of certain loans that had allowance for credit losses allocations in prior periods and improving overall credit performance.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Investment management and trust services	$12,803	$12,132	$671	5.5%
Other service charges and fees:
Merchant fees	4,920	4,531	389	8.6
Debit card income	3,077	2,884	193	6.7
Commercial loan interest rate swap fees	2,393	3,768	(1,375)	(36.5)
Letter of credit fees	956	1,109	(153)	(13.8)
Foreign exchange income	591	446	145	32.5
Other	1,728	1,604	124	7.7
Total other service charges and fees	13,665	14,342	(677)	(4.7)
Service charges on deposit accounts:
Overdraft fees	5,092	5,648	(556)	(9.8)
Cash management fees	4,452	3,614	838	23.2
Other	2,726	3,652	(926)	(25.4)
Total service charges on deposit accounts	12,270	12,914	(644)	(5.0)
Mortgage banking income:
Gains on sales of mortgage loans	3,852	3,488	364	10.4
Mortgage servicing income	1,311	2,653	(1,342)	(50.6)
Total mortgage banking income	5,163	6,141	(978)	(15.9)
Other income:
Credit card income	2,866	2,666	200	7.5
SBA lending income	846	1,163	(317)	(27.3)
Other income	1,477	1,577	(100)	(6.3)
Total other income	5,189	5,406	(217)	(4.0)
Total, excluding investment securities gains, net	49,090	50,935	(1,845)	(3.6)
Investment securities gains, net	4	1,436	(1,432)	N/M
Total	$49,094	$52,371	$(3,277)	(6.3)%
N/M - Not meaningful

Excluding investment securities gains, non-interest income decreased $1.8 million, or 3.6%, in the second quarter of 2018 as compared to the same period in 2017. Investment management and trust services income increased $671,000, or 5.5%, with growth in both trust commissions and brokerage income, due to overall market performance and an increase in assets under management.

Other service charges and fees decreased $677,000, or 4.7%, primarily due to a $1.4 million decrease in commercial loan interest rate swap fees, resulting from lower commercial loan originations, partially offset by increases in merchant fees, debit card income and foreign exchange income driven by higher transaction volumes.

Service charges on deposit accounts decreased $644,000, or 5.0%, with decreases in overdraft fees and other service charges being partially offset by an increase in cash management fees. The increase in cash management fees and the decrease in other service charges largely reflects a classification change, effective in the first quarter of 2018, of certain types of deposit service charges. The decrease in overdraft fees reflects a processing change related to point-of-sale debit card transactions, which had the effect of decreasing the overall volume of overdraft charges to customers.

Mortgage servicing income decreased $1.3 million, or 50.6%, as the second quarter of 2017 included a $1.3 million reduction to the mortgage servicing rights ("MSRs") valuation allowance. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details. Gains on sales of mortgage loans increased $364,000, or 10.4%, driven by higher volumes of new loan commitments.

Investment securities gains decreased $1.4 million from the second quarter of 2017 as the prior year included gains on sales of financial institution common stocks. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Salaries and employee benefits	$74,919	$74,496	$423	0.6%
Net occupancy expense	12,760	12,316	444	3.6
Data processing and software	10,453	9,054	1,399	15.5
Other outside services	7,568	7,708	(140)	(1.8)
Equipment expense	3,434	3,034	400	13.2
FDIC insurance expense	2,663	2,366	297	12.6
State taxes	2,454	2,814	(360)	(12.8)
Professional fees	2,372	2,931	(559)	(19.1)
Marketing	2,335	2,234	101	4.5
Amortization of tax credit investments	1,637	3,151	(1,514)	(48.0)
Other	12,750	12,591	159	1.3
Total	$133,345	$132,695	$650	0.5%

The $423,000, or 0.6%, increase in salaries and employee benefits reflects the net impact of a $1.6 million increase in employee salaries, largely offset by lower incentive compensation and benefit costs.

Net occupancy expense increased $444,000, or 3.6%, due mainly to additional depreciation expense resulting from renovations of certain branch properties.

Data processing and software expense increased $1.4 million, or 15.5%, reflecting higher transaction volumes and new processing platforms. In addition, 2017 expense was lower as a result of renegotiated contracts.

Equipment expenses increased $400,000, or 13.2%, largely due to maintenance costs associated with the Corporation's ATM network.

FDIC insurance expense increased $297,000, or 12.6%, reflecting higher premium assessments for the Corporation's largest banking subsidiary as a result of it exceeding $10 billion in assets.

State taxes decreased $360,000, or 12.8%, due to sales tax assessments in 2017 that did not reoccur in 2018.

Professional fees decreased $559,000, or 19.1%, largely due to a decrease in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.

Amortization of tax credit investments decreased $1.5 million, or 48.0%, in the second quarter of 2018 as compared to the same period in 2017 as the result of one significant historical tax credit project that was fully amortized in 2017.

Income Taxes

Income tax expense for the second quarter of 2018 was $3.5 million, a $5.6 million, or 61.4%, decrease from $9.1 million for the second quarter of 2017. This decrease resulted from a $15.8 million decrease in income before taxes and the passage of the Tax Act, which lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21%. The Corporation’s ETR was 9.0% for the three months ended June 30, 2018, as compared to 16.6% in the same period of 2017. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Net Interest Income

FTE net interest income increased $22.7 million, to $313.3 million, in the first six months of 2018, from $290.6 million in the same period in 2017. The increase was due to an $825.0 million, or 4.6%, increase in average interest-earning assets and a 9 basis point increase in the net interest margin, to 3.37%, for the first six months of 2018, compared to 3.28% for the same period in 2017. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances for the six months ended June 30, 2018 and 2017, respectively. The enactment of the Tax Act resulted in a 7 basis point decrease in average yields on interest-earning assets and net interest margin in 2018, as a result of the impact of the Tax Act on calculated FTE yields on tax-exempt loans and investment securities.

	Six months ended June 30
	2018			2017
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$15,715,001	$332,267	4.26%	$14,993,129	$299,299	4.02%
Taxable investment securities (3)	2,230,991	27,078	2.43	2,117,733	23,387	2.21
Tax-exempt investment securities (3)	410,761	7,466	3.64	404,271	8,777	4.34
Equity securities (3)	253	5	8.30	11,247	324	5.81
Total investment securities	2,642,005	34,549	2.62	2,533,251	32,488	2.57
Loans held for sale	21,132	500	4.73	17,814	388	4.36
Other interest-earning assets	309,620	2,415	1.56	318,542	1,644	1.03
Total interest-earning assets	18,687,758	369,731	3.98	17,862,736	333,819	3.76
Noninterest-earning assets:
Cash and due from banks	103,258			109,766
Premises and equipment	231,152			217,974
Other assets	1,113,118			1,162,254
Less: Allowance for loan losses	(165,035)			(171,151)
Total Assets	$19,970,251			$19,181,579
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$3,955,485	$8,963	0.46%	$3,670,603	$5,019	0.28%
Savings deposits	4,516,384	9,912	0.44	4,255,190	4,921	0.23
Brokered deposits	79,665	671	1.70	—	—	—
Time deposits	2,653,634	16,188	1.23	2,717,624	14,745	1.09
Total interest-bearing deposits	11,205,168	35,734	0.64	10,643,417	24,685	0.47
Short-term borrowings	960,348	5,077	1.06	672,580	1,829	0.54
FHLB advances and other long-term debt	966,129	15,661	3.25	1,030,667	16,712	3.25
Total interest-bearing liabilities	13,131,645	56,472	0.87	12,346,664	43,226	0.70
Noninterest-bearing liabilities:
Demand deposits	4,263,968			4,344,859
Other	338,817			329,076
Total Liabilities	17,734,430			17,020,599
Shareholders’ equity	2,235,821			2,160,980
Total Liabilities and Shareholders’ Equity	$19,970,251			$19,181,579
Net interest income/net interest margin (FTE)		313,259	3.37%		290,593	3.28%
Tax equivalent adjustment		(5,874)			(11,451)
Net interest income		$307,385			$279,142

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the six months ended June 30, 2018 in comparison to the same period of 2017:

	2018 vs. 2017 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$14,830	$18,138	$32,968
Taxable investment securities	1,298	2,393	3,691
Tax-exempt investment securities	136	(1,447)	(1,311)
Equity securities	(415)	96	(319)
Loans held for sale	77	35	112
Other interest-earning assets	(47)	818	771
Total interest income	$15,879	$20,033	$35,912
Interest expense on:
Demand deposits	$417	$3,527	$3,944
Savings and money market deposits	320	4,671	4,991
Brokered deposits	671	—	671
Time deposits	(353)	1,796	1,443
Short-term borrowings	1,014	2,234	3,248
FHLB advances and other long-term debt	(1,048)	(3)	(1,051)
Total interest expense	$1,021	$12,225	$13,246
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component. The impact of the Tax Act on FTE interest income is included in "Rate" in the table above.

Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of the three 25 basis point increases in the federal funds target rate in June and December of 2017 and March of 2018. The increases in the federal funds target rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the LIBOR.

As summarized above, the increase in average interest-earning assets, primarily loans, in comparison to the first six months of 2017 resulted in a $15.9 million increase in FTE interest income. The 22 basis point increase in the yield on average interest-earning assets resulted in a $20.0 million increase in FTE interest income. The yield on the loan portfolio increased 24 basis points, or 6.0%, from the same period of 2017, as variable and adjustable rate loans repriced to higher rates and yields on new loan originations exceeded the average yield on the loan portfolio.

Interest expense increased $13.2 million primarily due to the 18 and 21 basis point increases in the rates on average interest-bearing demand deposits and savings and money market deposits, respectively. These rate increases contributed $3.5 million and $4.7 million to the increase in interest expense, respectively. In addition, the 14 basis point and 52 basis point increases in the rates on time deposits and short-term borrowings, respectively, contributed $1.8 million and $2.2 million increases to interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,302,157	4.25%	$6,101,836	3.99%	$200,321	3.3%
Commercial – industrial, financial and agricultural	4,311,994	4.21	4,213,094	3.95	98,900	2.3
Real estate – residential mortgage	1,992,520	4.74	1,672,994	3.77	319,526	19.1
Real estate – home equity	1,520,855	3.87	1,600,394	4.26	(79,539)	(5.0)
Real estate – construction	981,269	4.31	869,299	3.98	111,970	12.9
Consumer	330,831	4.54	292,704	5.14	38,127	13.0
Leasing	266,571	4.56	239,145	5.06	27,426	11.5
Other	8,804	—	3,663	—	5,141	140.3
Total	$15,715,001	4.26%	$14,993,129	4.02%	$721,872	4.8%

Average loans increased $721.9 million, or 4.8%, compared to the first six months of 2017. The increase was driven largely by growth in the residential mortgage and commercial mortgage portfolios, as well as the construction and commercial loan portfolios. The $200.3 million, or 3.3%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized across most geographic markets. The $319.5 million, or 19.1%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in Maryland and Virginia. This growth was, in part, related to new product offerings and marketing efforts targeting specific customer segments. The $112.0 million, or 12.9%, increase in construction loans occurred in most geographic markets. Commercial loans increased $98.9 million, primarily in Pennsylvania and New Jersey and the growth was spread across a broad range of industries.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2018		2017
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,263,968	—%	$4,344,859	—%	$(80,891)	(1.9)%
Interest-bearing demand	3,955,485	0.46	3,670,603	0.28	284,882	7.8
Savings	4,516,384	0.44	4,255,190	0.23	261,194	6.1
Total demand and savings	12,735,837	0.30	12,270,652	0.16	465,185	3.8
Brokered deposits	79,665	1.70	—	—	79,665	N/M
Time deposits	2,653,634	1.23	2,717,624	1.09	(63,990)	(2.4)
Total deposits	$15,469,136	0.47%	$14,988,276	0.33%	$480,860	3.2%
N/M - Not meaningful

The $465.2 million, or 3.8%, increase in total demand and savings accounts was primarily due to a $478.6 million, or 8.2%, increase in consumer account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks ("Third-Party Deposit Sweep Arrangement"). The average balance in the omnibus accounts was $79.7 million and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and a stable source of funding, with balances in the omnibus deposit accounts bearing interest at a rate based on the federal funds rate.

Time deposits decreased $64.0 million, or 2.4%, as customer preferences continued to shift toward shorter-term, non-maturity deposits. The average cost of total deposits increased 14 basis points to 0.47% for the second half of 2018, compared to 0.33% for the second half of 2017.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$169,300	0.17%	$199,945	0.10%	$(30,645)	(15.3)%
Customer short-term promissory notes	312,407	0.54	78,348	0.05	234,059	N/M
Total short-term customer funding	481,707	0.41	278,293	0.08	203,414	73.1
Federal funds purchased	389,111	1.65	275,116	0.87	113,995	41.4
Short-term FHLB advances (1)	89,530	1.95	119,171	0.87	(29,641)	(24.9)
Total short-term borrowings	960,348	1.06	672,580	0.54	287,768	42.8
Long-term debt:
FHLB advances	579,702	2.45	629,141	2.31	(49,439)	(7.9)
Other long-term debt	386,427	4.47	401,526	4.73	(15,099)	(3.8)
Total long-term debt	966,129	3.25	1,030,667	3.25	(64,538)	(6.3)
Total borrowings	$1,926,477	2.16%	$1,703,247	2.18%	$223,230	13.1%
(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful

Average total short-term borrowings increased $287.8 million, or 42.8%, as a result of a $234.1 million increase in customer short-term promissory notes during the first six months of 2018 as customers shifted deposit balances to higher-yielding short-term promissory notes.

Average long-term debt decreased $64.5 million, or 6.3%, to $966.1 million during the second half of 2018, compared to $1.0 billion during the same period of 2017.

Provision for Credit Losses

The provision for credit losses was $37.1 million for the first six months of 2018, an increase of $25.6 million from the same period in 2017, driven mainly by the $36.8 million provision for credit losses recorded for the Commercial Relationship.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Investment management and trust services	$25,674	$23,940	$1,734	7.2%
Other service charges and fees:
Merchant fees	9,035	8,138	897	11.0
Debit card income	5,894	5,549	345	6.2
Commercial loan interest rate swap fees	3,684	6,826	(3,142)	(46.0)
Letter of credit fees	1,948	2,309	(361)	(15.6)
Foreign exchange income	1,124	780	344	44.1
Other	3,399	3,177	222	7.0
Total other service charges and fees	25,084	26,779	(1,695)	(6.3)
Service charges on deposit accounts:
Overdraft fees	10,237	11,117	(880)	(7.9)
Cash management fees	8,769	7,151	1,618	22.6
Other	5,226	7,046	(1,820)	(25.8)
Total service charges on deposit accounts	24,232	25,314	(1,082)	(4.3)
Mortgage banking income:
Gains on sales of mortgage loans	6,499	6,562	(63)	(1.0)
Mortgage servicing income	2,857	4,175	(1,318)	(31.6)
Total mortgage banking income	9,356	10,737	(1,381)	(12.9)
Other Income:
Credit card income	5,682	5,314	368	6.9
SBA lending income	1,203	1,591	(388)	(24.4)
Other income	3,715	2,827	888	31.4
Total other income	10,600	9,732	868	8.9
Total, excluding investment securities gains, net	94,946	96,502	(1,556)	(1.6)
Investment securities gains, net	23	2,542	(2,519)	N/M
Total	$94,969	$99,044	$(4,075)	(4.1)%
N/M - Not meaningful

Excluding investment securities gains, non-interest income decreased $1.6 million, or 1.6%, in the first six months of 2018 as compared to the same period in 2017.

Investment management and trust services income increased $1.7 million, or 7.2%, with growth in both trust commissions and brokerage income, due to overall market performance and an increase in assets under management.

Other service charges and fees decreased $1.7 million, or 6.3%, primarily due to a $3.1 million decrease in commercial loan interest rate swap fees, resulting from lower new commercial loan originations, partially offset by increases in merchant fees, debit card and foreign exchange income as transaction volumes increased.

Service charges on deposit accounts decreased $1.1 million, or 4.3%, with decreases in overdraft fees and other service charges being partially offset by an increase in cash management fees. The increase in cash management fees and the decrease in other service charges largely reflects a classification change, effective in the first quarter of 2018, of certain types of deposit service charges. The decrease in overdraft fees reflects a processing change related to point-of-sale debit card transactions, which had the effect of decreasing the overall volume of overdraft charges to customers.

Mortgage servicing income decreased $1.3 million, or 31.6%, as 2017 included a $1.3 million reduction to the MSRs valuation allowance. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details.

Gains on sales of mortgage loans were down slightly as the impact of an increase in new loan commitments was more than offset by a decrease in pricing spreads.

Credit card income grew $368,000, or 6.9%, as a result of higher transaction volumes. Other income increased $888,000, or 31.4% , primarily due to gains realized in the bank-owned life insurance portfolio.

Investment securities gains decreased $2.5 million as 2017 included gains on sales of financial institution common stocks. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Salaries and employee benefits	$150,687	$143,732	$6,955	4.8%
Net occupancy expense	26,392	24,979	1,413	5.7
Data processing and software	20,926	18,033	2,893	16.0
Other outside services	15,692	13,254	2,438	18.4
Equipment expense	6,968	6,393	575	9.0
FDIC insurance expense	5,616	4,424	1,192	26.9
State taxes	4,756	4,900	(144)	(2.9)
Professional fees	7,188	5,668	1,520	26.8
Marketing	4,585	4,220	365	8.6
Amortization of tax credit investments	3,274	4,149	(875)	(21.1)
Other	23,922	25,218	(1,296)	(5.1)
Total	$270,006	$254,970	$15,036	5.9%

The $7.0 million, or 4.8%, increase in salaries and employee benefits expense was driven by salaries, reflecting annual merit increases and higher staffing levels. In addition, expenses for stock compensation and certain incentive compensation plans were higher in 2018. Benefits expenses decreased slightly, driven by lower health insurance claims.
Net occupancy expenses increased $1.4 million, or 5.7%, primarily due to higher snow removal and utilities costs, and additional depreciation and amortization related to branch renovations.
Data processing and software expense increased $2.9 million, or 16.0%, reflecting higher transaction volumes and new processing platforms. In addition, 2017 expense was lower as a result of renegotiated contracts.
Other outside services increased $2.4 million, or 18.4%, largely due to consulting services related to various banking and technology initiatives, as well as the timing of engagements.
FDIC insurance expense increased $1.2 million, or 26.9%, reflecting higher premium assessments for the Corporation's largest banking subsidiary as a result of it exceeding $10 billion in assets.

Professional fees increased $1.5 million, or 26.8%, driven by higher legal expenses. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.

Amortization of tax credit investments decreased $875,000, or 21.1%, as 2017 included a significant historical tax credit project that was fully amortized in 2017.

Other expenses decreased $1.3 million, or 5.1%. This expense category is the aggregate of various items that are not individually significant, but can experience period to period volatility. The decrease reflects lower other real estate owned expenses, as well as lower postage and telephone expense.

Income Taxes

Income tax expense for the first six months of 2018 was $10.6 million, a $12.3 million, or 53.7%, decrease from $22.9 million for the same period in 2017. This decrease was primarily a result of the reduction of the U.S. corporate income tax rate following the passage of the Tax Act, which lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21%. The Corporation’s ETR was 11.1% for the six months ended June 30, 2018, as compared to 20.5% in the same period of 2017. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	June 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$99,742	$108,291	$(8,549)	(7.9)%
Other interest-earning assets	364,802	354,566	10,236	2.9
Loans held for sale	35,898	31,530	4,368	13.9
Investment securities	2,593,283	2,547,956	45,327	1.8
Loans, net of allowance	15,636,919	15,598,337	38,582	0.2
Premises and equipment	230,195	222,802	7,393	3.3
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	680,144	641,867	38,277	6.0
Total Assets	$20,172,539	$20,036,905	$135,634	0.7%
Liabilities and Shareholders’ Equity
Deposits	$15,599,799	$15,797,532	$(197,733)	(1.3)%
Short-term borrowings	983,833	617,524	366,309	59.3
Long-term debt	991,948	1,038,346	(46,398)	(4.5)
Other liabilities	351,174	353,646	(2,472)	(0.7)
Total Liabilities	17,926,754	17,807,048	119,706	0.7
Total Shareholders’ Equity	2,245,785	2,229,857	15,928	0.7
Total Liabilities and Shareholders’ Equity	$20,172,539	$20,036,905	$135,634	0.7%

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	June 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
U.S. Government sponsored agency securities	$26,526	$5,938	$20,588	N/M
State and municipal securities	407,696	408,949	(1,253)	(0.3)%
Corporate debt securities	91,870	97,309	(5,439)	(5.6)
Collateralized mortgage obligations	724,322	602,623	121,699	20.2
Residential mortgage-backed securities	1,000,964	1,120,796	(119,832)	(10.7)
Commercial mortgage-backed securities	238,783	212,755	26,028	12.2
Auction rate securities	103,122	98,668	4,454	4.5
Total debt securities	2,593,283	2,547,038	46,245	1.8
Equity securities	—	918	(918)	(100.0)
Total	$2,593,283	$2,547,956	$45,327	1.8%
N/M - Not meaningful

U.S. Government sponsored agency securities increased $20.6 million during the first six months of 2018, collateralized mortgage obligations increased $121.7 million, or 20.2%, and commercial mortgage-backed securities increased $26.0 million, or 12.2%. Cash flows from maturities and repayments of residential mortgage-backed securities, which decreased $119.8 million, or 10.7%, were reinvested in these investment categories to diversify the portfolio into securities with a shorter projected average life.

Loans, net of Allowance for Loan Losses

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	June 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,304,475	$6,364,804	$(60,329)	(0.9)%
Commercial – industrial, financial and agricultural	4,264,602	4,300,297	(35,695)	(0.8)
Real estate – residential mortgage	2,094,530	1,954,711	139,819	7.2
Real estate – home equity	1,491,395	1,559,719	(68,324)	(4.4)
Real estate – construction	990,705	1,006,935	(16,230)	(1.6)
Consumer	360,315	313,783	46,532	14.8
Leasing, other and overdrafts	286,947	267,998	18,949	7.1
Loans, net of unearned income	15,792,969	15,768,247	24,722	0.2
Allowance for loan losses	(156,050)	(169,910)	13,860	(8.2)
Loans, net of allowance for loan losses	$15,636,919	$15,598,337	$38,582	0.2%

Loans, net of unearned income, increased $24.7 million in comparison to December 31, 2017. During the first six months of 2018, several items negatively impacted loan growth, particularly in the commercial loan portfolios, including line borrowings declining and several criticized and classified credits paying off. In addition, there were higher than normal prepayments, primarily a result of intensified competition and pricing pressure during the first six months of 2018 in many of the markets in which the Corporation operates.

Residential mortgage loans increased $139.8 million, or 7.2%, compared to December 31, 2017, with the growth occurring in Virginia ($76.9 million, or 17.6%), Maryland ($37.5 million, or 8.8%), Pennsylvania ($13.0 million, or 1.8%), New Jersey ($7.5 million, or 2.8%) and Delaware ($4.8 million, or 5.8%). The Corporation continues to retain certain types of residential mortgage loans in its portfolio rather than selling those loans in the secondary market.

Consumer loans and leasing and other loans increased $46.5 million, or 14.8%, and $18.9 million, or 7.1%, respectively. The increases were realized across all markets and result from continued focus on growing these portfolios.

Real estate - home equity loans decreased $68.3 million, or 4.4%, compared to December 31, 2017 with declines experienced in all markets. This continues recent downward trends in this loan type.

Construction loans decreased $16.2 million, or 1.6%, in comparison to December 31, 2017. Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Approximately $7.3 billion, or 46.2%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2018. The Corporation's internal policy limits its maximum total lending commitment to an individual borrowing relationship to $55 million as of June 30, 2018. In addition to this policy, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. Effective January 1, 2018, the federal banking agencies increased the threshold for defining a shared national credit to $100 million from $20 million.

Below is a summary of outstanding shared national credits:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial - industrial, financial and agricultural	$58,169	$156,277
Real estate - commercial mortgage	—	110,658
Total	$58,169	$266,935
Total shared national credits decreased $208.8 million, or 78.2%, in comparison to December 31, 2017 as a result of the new threshold. The Corporation's shared national credits are to borrowers located in its geographic markets, and are granted subject to the Corporation's standard underwriting policies. None of the shared national credits were past due as of June 30, 2018 or December 31, 2017.

Provision and Allowance for Credit Losses

The following table presents the components of the allowance for credit losses:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Allowance for loan losses	$156,050	$169,910
Reserve for unfunded lending commitments	13,197	6,174
Allowance for credit losses	$169,247	$176,084

Allowance for loan losses to loans outstanding	0.99%	1.08%
Allowance for credit losses to loans outstanding	1.07%	1.12%
Management believes that the allowance for credit losses of $169.2 million as of June 30, 2018 is sufficient to cover incurred losses in the loan and lease portfolio, unfunded lending commitments and letters of credit as of that date and is appropriate under U.S. GAAP.

The allowance for loan losses decreased $13.9 million, or 8.2%, from December 31, 2017 primarily driven by improvements in overall risk ratings for commercial loans and mortgages, as well as improvements in overall delinquency. As a result, the allowance for loan losses to loans outstanding decreased by 9 basis points to 0.99%. The total allowance for credit losses, which includes reserves for all lending-related credit exposures, decreased $6.8 million, or 3.9%, from December 31, 2017 and as a result, the allowance for credit losses to loans outstanding decreased by 5 basis points to 1.07%.

As of June 30, 2018, the reserve for unfunded lending commitments was $13.2 million. The reserve for unfunded lending commitments increased $7.0 million, or 113.8%, from December 31, 2017 to June 30, 2018 mainly as a result of additional loss allocations relating to one specific customer relationship which occurred during the first quarter of 2018. The exposure to this customer relationship is fully reserved. In addition, $2.9 million was allocated during the second quarter of 2018 related to the Commercial Relationship referenced in the Overview section.

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(dollars in thousands)
Average balance of loans, net of unearned income	$15,768,377	$15,127,205	$15,715,001	$14,993,129

Balance of allowance for credit losses at beginning of period	$176,019	$172,647	$176,084	$171,325
Loans charged off:
Real estate – commercial mortgage	366	242	633	1,466
Commercial – industrial, financial and agricultural	38,632	5,353	42,637	10,880
Real estate – residential mortgage	483	124	645	340
Real estate – home equity	816	592	1,224	1,290
Real estate – construction	606	774	764	1,021
Consumer	712	430	1,604	1,286
Leasing, other and overdrafts	545	1,200	1,050	1,839
Total loans charged off	42,160	8,715	48,557	18,122
Recoveries of loans previously charged off:
Real estate – commercial mortgage	321	934	600	1,384
Commercial – industrial, financial and agricultural	541	1,974	1,616	6,165
Real estate – residential mortgage	96	151	203	381
Real estate – home equity	271	215	477	352
Real estate – construction	444	373	750	921
Consumer	446	470	625	706
Leasing, other and overdrafts	152	249	362	386
Total recoveries	2,271	4,366	4,633	10,295
Net loans charged off	39,889	4,349	43,924	7,827
Provision for credit losses	33,117	6,700	37,087	11,500
Balance of allowance for credit losses at end of period	$169,247	$174,998	$169,247	$174,998

Net charge-offs to average loans (annualized)	1.01%	0.11%	0.56%	0.10%
The provision for credit losses for the three months ended June 30, 2018 was $33.1 million, an increase of $26.4 million in comparison to the same period in of 2017. For the six months ended June 30, 2018, the provision for credit losses was $37.1 million, an increase of $25.6 million in comparison to the same period of 2017. The increases in the provision for credit losses were driven primarily by a $36.8 million provision related to the Commercial Relationship.
Net charge-offs increased $35.5 million, to $39.9 million for the second quarter of 2018, compared to $4.3 million for the second quarter of 2017, resulting in a 90 basis point increase in annualized net charge-offs as a percentage of average loans. Net charge-offs increased $36.1 million, to $43.9 million for the first six months of 2018, compared to $7.8 million for the same period of 2017, resulting in a 46 basis point increase in net charge-offs as a percentage of average loans. These increases were largely a result of the $33.9 million charge-off relating to the Commercial Relationship during the second quarter of 2018.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2018:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended June 30, 2018
Balance of non-accrual loans at March 31, 2018	$52,970	$35,183	$10,733	$15,335	$8,745	$—	$—	$122,966
Additions	40,680	8,496	105	589	1,702	712	136	52,420
Payments	(10,562)	(7,135)	(1,111)	(89)	(566)	—	—	(19,463)
Charge-offs	(38,632)	(366)	(606)	(483)	(816)	(712)	(136)	(41,751)
Transfers to accrual status	—	—	—	—	—	—	—	—
Transfers to OREO	(839)	(870)	—	(1,083)	(264)	—	—	(3,056)
Balance of non-accrual loans at June 30, 2018	$43,617	$35,308	$9,121	$14,269	$8,801	$—	$—	$111,116

Six months ended June 30, 2018
Balance of non-accrual loans at December 31, 2017	$52,904	$34,822	$12,197	$15,691	$9,135	$—	$—	$124,749
Additions	54,739	13,887	222	1,221	2,990	1,604	260	74,923
Payments	(20,093)	(9,903)	(2,534)	(309)	(919)	—	—	(33,758)
Charge-offs	(42,637)	(633)	(764)	(645)	(1,224)	(1,604)	(260)	(47,767)
Transfers to accrual status	(457)	(604)	—	(37)	(158)	—	—	(1,256)
Transfers to OREO	(839)	(2,261)	—	(1,652)	(1,023)	—	—	(5,775)
Balance of non-accrual loans at June 30, 2018	$43,617	$35,308	$9,121	$14,269	$8,801	$—	$—	$111,116

Non-accrual loans decreased $13.6 million, or 10.9%, in comparison to December 31, 2017. The Corporation realized a decrease in non-accrual loans as a result of payoffs and charge-offs exceeding additions to non-accrual loans in each period. For both the three and six months ended June 30, 2018, the Commercial Relationship resulted in a net addition of $7.3 million to non-accrual loans (a $41.2 million addition reduced by a $33.9 million charge-off).

The following table summarizes non-performing loans, by type, as of the indicated dates:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial – industrial, financial and agricultural	$44,045	$54,309
Real estate – commercial mortgage	39,278	35,447
Real estate – residential mortgage	18,888	20,971
Real estate – home equity	11,686	11,507
Real estate – construction	9,319	12,197
Consumer	352	296
Leasing	176	32
Total non-performing loans	$123,744	$134,759

Non-performing loans decreased $11.0 million, or 8.2%, in comparison to December 31, 2017. Non-performing loans as a percentage of total loans were 0.78% at June 30, 2018 in comparison to 0.85% at December 31, 2017.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Non-accrual loans	$111,116	$124,749
Loans 90 days or more past due and still accruing	12,628	10,010
Total non-performing loans	123,744	134,759
Other real estate owned (OREO)	11,181	9,823
Total non-performing assets	$134,925	$144,582
Non-accrual loans to total loans	0.70%	0.79%
Non-performing assets to total assets	0.67%	0.72%
Allowance for loan losses to non-performing loans	126.11%	126.08%
Allowance for credit losses to non-performing loans	136.77%	130.67%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	June 30, 2018	December 31, 2017
	(in thousands)
Real-estate - residential mortgage	$25,055	$26,016
Real-estate - commercial mortgage	16,420	13,959
Real estate - home equity	16,201	15,558
Commercial	11,199	10,820
Consumer	11	26
Total accruing TDRs	68,886	66,379
Non-accrual TDRs (1)	24,743	29,051
Total TDRs	$93,629	$95,430
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first six months of 2018 and still outstanding as of June 30, 2018 totaled $12.5 million. During the first six months of 2018, $3.1 million of TDRs that were modified in the previous 12 months had a payment default, which is defined as a single missed scheduled payment subsequent to modification.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2018	December 31, 2017
	(in thousands)
Residential properties	$5,370	$4,562
Commercial properties	4,129	3,331
Undeveloped land	1,682	1,930
Total OREO	$11,181	$9,823

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

Total internally risk-rated loans were $11.5 billion and $11.6 billion as of June 30, 2018 and December 31, 2017, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans) or Substandard or lower (considered "classified" loans), by class segment.

	Special Mention		Increase (Decrease)		Substandard or lower		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2018	December 31, 2017	$	%	June 30, 2018	December 31, 2017	$	%	June 30, 2018	December 31, 2017
	(dollars in thousands)
Real estate - commercial mortgage	$164,908	$147,604	$17,304	11.7%	$148,729	$150,804	$(2,075)	(1.4)%	$313,637	$298,408
Commercial - secured	139,345	121,842	17,503	14.4	146,190	179,113	(32,923)	(18.4)	285,535	300,955
Commercial -unsecured	3,726	5,478	(1,752)	(32.0)	4,375	2,759	1,616	58.6	8,101	8,237
Total Commercial - industrial, financial and agricultural	143,071	127,320	15,751	12.4	150,565	181,872	(31,307)	(17.2)	293,636	309,192
Construction - commercial residential	3,996	5,259	(1,263)	(24.0)	10,429	14,084	(3,655)	(26.0)	14,425	19,343
Construction - commercial	344	846	(502)	(59.3)	5,382	3,752	1,630	43.4	5,726	4,598
Total real estate - construction (excluding construction - other)	4,340	6,105	(1,765)	(28.9)	15,811	17,836	(2,025)	(11.4)	20,151	23,941
Total	$312,319	$281,029	$31,290	11.1%	$315,105	$350,512	$(35,407)	(10.1)%	$627,424	$631,541

% of total risk-rated loans	2.7%	2.4%			2.7%	3.0%			5.5%	5.4%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	June 30, 2018			December 31, 2017
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.15%	0.62%	0.77%	0.21%	0.56%	0.77%
Commercial – industrial, financial and agricultural	0.41%	1.03%	1.44%	0.24%	1.26%	1.50%
Real estate – construction	0.08%	0.94%	1.02%	0.11%	1.21%	1.32%
Real estate – residential mortgage	0.99%	0.91%	1.90%	0.96%	1.08%	2.04%
Real estate – home equity	0.65%	0.78%	1.43%	0.81%	0.74%	1.55%
Consumer, leasing and other	0.65%	0.08%	0.73%	0.83%	0.06%	0.89%
Total	0.40%	0.78%	1.18%	0.39%	0.85%	1.24%
Total dollars (in thousands)	$62,409	$123,744	$186,153	$61,509	$134,759	$196,268

(1)	Includes non-accrual loans.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

			Increase (Decrease)
	June 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,324,659	$4,437,294	$(112,635)	(2.5)%
Interest-bearing demand	3,854,680	4,018,107	(163,427)	(4.1)
Savings and money market accounts	4,597,510	4,586,746	10,764	0.2
Total demand and savings	12,776,849	13,042,147	(265,298)	(2.0)
Brokered deposits	161,447	90,473	70,974	78.4
Time deposits	2,661,503	2,664,912	(3,409)	(0.1)
Total deposits	$15,599,799	$15,797,532	$(197,733)	(1.3)%

The $197.7 million overall decrease in deposits reflected a decrease in municipal deposits and an increase in short-term promissory notes, which are included in short-term borrowings.

Noninterest-bearing demand deposits decreased $112.6 million, or 2.5%, as a result of a $143.0 million decrease in commercial accounts, partially offset by increases of $19.4 million and $17.2 million in municipal and consumer accounts, respectively.

Interest-bearing demand accounts decreased $163.4 million, or 4.1%, due to a $162.7 million decrease in municipal account balances and $23.3 million decrease in consumer accounts partially offset by a $22.5 million increase in commercial account balances.

Brokered deposits increased $71.0 million, or 78.4%, partially offsetting declines in other deposit balances.

The following table presents ending short-term borrowings and long-term debt, by type, as of the dates indicated:

			Increase (Decrease)
	June 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$152,594	$172,017	$(19,423)	(11.3)%
Customer short-term promissory notes	303,239	225,507	77,732	34.5
Total short-term customer funding	455,833	397,524	58,309	14.7
Federal funds purchased	343,000	220,000	123,000	55.9
Short-term FHLB advances (1)	185,000	—	185,000	N/M
Total short-term borrowings	983,833	617,524	366,309	59.3
Long-term debt:
FHLB advances	602,046	652,113	(50,067)	(7.7)
Other long-term debt	389,902	386,233	3,669	0.9
Total long-term debt	991,948	1,038,346	(46,398)	(4.5)
Total borrowings	$1,975,781	$1,655,870	$319,911	19.3%

N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total borrowings increased $319.9 million, or 19.3%, primarily due to a $366.3 million, or 59.3%, increase in short-term borrowings. The increase in short-term borrowings was used to partially offset declines in deposits. The decrease of $50.1 million, or 7.7%, in long-term FHLB advances was the result of a maturity which was replaced with other borrowed funds.

Shareholders' Equity

Total shareholders’ equity increased $15.9 million during the first six months of 2018. The increase was due primarily to $84.7 million of net income and $2.5 million of stock issued, partially offset by a $33.2 million increase in other comprehensive loss and $42.2 million of common stock dividends. The increase in other comprehensive loss resulted primarily from unrealized losses on investment securities as interest rates continued to rise during the first half of 2018.

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. As of June 30, 2018, 1.5 million shares had been repurchased under this program, all prior to 2017, at a total cost of $18.5 million, or an average of $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2018.

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

As of June 30, 2018, the Corporation's capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of June 30, 2018, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since June 30, 2018 that management believes have changed the institutions’ capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2018	December 31, 2017	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.2%	13.0%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.6%	10.4%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.6%	10.4%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.2%	8.9%	4.0%	4.0%

The increases in regulatory capital ratios from December 31, 2017 to June 30, 2018 largely reflected increases in regulatory capital, generated by net income less shareholder dividends, outpacing the growth in risk-weighted and total assets.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of June 30, 2018 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $81.0 million	12.4%
+200 bp	+ $55.3 million	8.5%
+100 bp	+ $28.2 million	4.3%
–100 bp	– $45.3 million	– 6.92%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of June 30, 2018, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2018, the Corporation had $602.0 million of advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.4 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2018, the Corporation had aggregate availability under federal funds lines of $1.1 billion with $343 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2018, the Corporation had $481.3 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2018 generated $134.8 million of cash, mainly due to net income. Cash used in investing activities was $217.2 million, mainly due to net increases in investments and loans. Net cash provided by financing activities was $80.6 million due mainly to increases in short-term borrowings, partially offset by decreases in deposits and long-term debts.

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

State and Municipal Securities

As of June 30, 2018, the Corporation owned $407.7 million of municipal securities issued by various states or municipalities. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of June 30, 2018, approximately 98% of state or municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 62% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of June 30, 2018, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $103.1 million.

As of June 30, 2018, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on expected cash flow models which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flow models produced fair values which assumed a return to market liquidity within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2018, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At June 30, 2018, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of June 30, 2018, these securities had an amortized cost of $92.4 million and an estimated fair value of $91.9 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c)  There were no purchases of equity securities by the issuer or any affiliated purchasers during the three months ended June 30, 2018.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended June 30, 2018, filed on August 9, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 9, 2018	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	August 9, 2018	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer