Form 10-Q
period 2018-09-30
FULTON FINANCIAL CORP
filed 2018-11-06
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018, or

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
Common Stock, $2.50 Par Value –176,096,000 shares outstanding as of October 31, 2018.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and due from banks	$90,361	$108,291
Interest-bearing deposits with other banks	322,330	293,805
Federal Reserve Bank and Federal Home Loan Bank stock	65,926	60,761
Loans held for sale	27,525	31,530
Investment securities:
Available for sale, at estimated fair value	2,008,816	2,547,956
Held to maturity, at amortized cost	626,597	—
Loans, net of unearned income	15,925,093	15,768,247
Less: Allowance for loan losses	(157,810)	(169,910)
Net Loans	15,767,283	15,598,337
Premises and equipment	231,236	222,802
Accrued interest receivable	58,584	52,910
Goodwill and intangible assets	531,556	531,556
Other assets	634,596	588,957
Total Assets	$20,364,810	$20,036,905
LIABILITIES
Deposits:
Noninterest-bearing	$4,216,064	$4,437,294
Interest-bearing	12,032,950	11,360,238
Total Deposits	16,249,014	15,797,532
Short-term borrowings:
Federal funds purchased	50,000	220,000
Other short-term borrowings	435,565	397,524
Total Short-Term Borrowings	485,565	617,524
Accrued interest payable	11,151	9,317
Other liabilities	343,951	344,329
Federal Home Loan Bank advances and other long-term debt	992,115	1,038,346
Total Liabilities	18,081,796	17,807,048
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 221.7 million shares issued in 2018 and 220.9 million shares issued in 2017	554,208	552,232
Additional paid-in capital	1,487,129	1,478,389
Retained earnings	915,687	821,619
Accumulated other comprehensive loss	(84,640)	(32,974)
Treasury stock, at cost, 45.7 million shares in 2018 and 2017	(589,370)	(589,409)
Total Shareholders’ Equity	2,283,014	2,229,857
Total Liabilities and Shareholders’ Equity	$20,364,810	$20,036,905

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$175,068	$155,152	$503,029	$446,158
Investment securities:
Taxable	13,956	11,423	41,034	34,811
Tax-exempt	3,035	2,920	8,933	8,625
Dividends	—	105	5	343
Loans held for sale	388	243	888	631
Other interest income	1,601	1,667	4,016	3,311
Total Interest Income	194,048	171,510	557,905	493,879
INTEREST EXPENSE
Deposits	23,819	16,023	59,553	40,709
Short-term borrowings	2,002	578	7,079	2,407
Federal Home Loan Bank advances and other long-term debt	8,100	8,100	23,761	24,812
Total Interest Expense	33,921	24,701	90,393	67,928
Net Interest Income	160,127	146,809	467,512	425,951
Provision for credit losses	1,620	5,075	38,707	16,575
Net Interest Income After Provision for Credit Losses	158,507	141,734	428,805	409,376
NON-INTEREST INCOME
Other service charges and fees	15,433	12,251	40,517	39,030
Investment management and trust services	13,066	12,157	38,740	36,097
Service charges on deposit accounts	12,259	13,022	36,491	38,336
Mortgage banking income	4,896	4,805	14,252	15,542
Other	5,365	5,142	15,965	14,874
Non-interest income before investment securities gains	51,019	47,377	145,965	143,879
Investment securities gains, net	14	4,597	37	7,139
Total Non-Interest Income	51,033	51,974	146,002	151,018
NON-INTEREST EXPENSE
Salaries and employee benefits	76,770	72,894	227,457	216,626
Net occupancy expense	12,578	12,180	38,970	37,159
Data processing and software	10,157	10,301	31,083	28,334
Other outside services	9,122	6,582	24,814	19,836
Professional fees	3,427	3,388	10,615	9,056
Equipment expense	3,000	3,298	9,968	9,691
FDIC insurance expense	2,814	3,007	8,430	7,431
State Taxes	2,707	2,830	7,463	7,730
Marketing	2,692	2,089	7,277	6,309
Amortization of tax credit investments	1,637	3,503	4,911	7,652
Other	10,509	12,085	34,431	37,303
Total Non-Interest Expense	135,413	132,157	405,419	387,127
Income Before Income Taxes	74,127	61,551	169,388	173,267
Income taxes	8,494	12,646	19,078	35,515
Net Income	$65,633	$48,905	$150,310	$137,752

PER SHARE:
Net Income (Basic)	$0.37	$0.28	$0.86	$0.79
Net Income (Diluted)	0.37	0.28	0.85	0.78
Cash Dividends	0.12	0.11	0.36	0.33
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Net Income	$65,633	$48,905	$150,310	$137,752
Other Comprehensive (Loss) Income, net of tax:
Unrealized (loss) gain on securities	(12,531)	3,320	(46,806)	17,861
Reclassification adjustment for securities gains included in net income	(11)	(2,988)	(30)	(4,639)
Amortization of net unrealized losses on available for sale securities transferred to held to maturity	791	—	791	—
Non-credit related unrealized gain on other-than-temporarily impaired debt securities	—	—	232	—
Amortization of net unrecognized pension and postretirement items	369	340	1,248	1,024
Other Comprehensive (Loss) Income	(11,382)	672	(44,565)	14,246
Total Comprehensive Income	$54,251	$49,577	$105,745	$151,998

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				150,310			150,310
Other comprehensive loss					(44,565)		(44,565)
Stock issued	833	1,936	2,773			39	4,748
Stock-based compensation awards	16	40	5,967				6,007
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.36 per share				(63,343)			(63,343)
Balance at September 30, 2018	176,019	$554,208	$1,487,129	$915,687	$(84,640)	$(589,370)	$2,283,014

Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				137,752			137,752
Other comprehensive income					14,246		14,246
Stock issued	1,017	2,446	5,209			(618)	7,037
Stock-based compensation awards			3,339				3,339
Common stock cash dividends - $0.33 per share				(57,703)			(57,703)
Balance at September 30, 2017	175,057	$552,153	$1,476,150	$812,148	$(24,203)	$(590,462)	$2,225,786

See Notes to Consolidated Financial Statements
(1) Result of adoption of ASU 2018-02. See Note 1 to Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$150,310	$137,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38,707	16,575
Depreciation and amortization of premises and equipment	21,423	21,013
Amortization of tax credit investments	25,093	28,117
Net amortization of investment securities premiums	6,153	7,412
Investment securities gains, net	(37)	(7,139)
Gain on sales of mortgage loans held for sale	(10,158)	(10,122)
Proceeds from sales of mortgage loans held for sale	608,561	470,927
Originations of mortgage loans held for sale	(594,398)	(455,157)
Amortization of issuance costs and discounts on long-term debt	606	618
Stock-based compensation	6,007	3,339
Increase in accrued interest receivable	(5,674)	(3,788)
(Increase) decrease in other assets	(11,893)	9,991
Increase in accrued interest payable	1,834	936
Decrease in other liabilities	(3,843)	(4,943)
Total adjustments	82,381	77,779
Net cash provided by operating activities	232,691	215,531
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	54,638	44,485
Proceeds from principal repayments and maturities of securities held to maturity	15,475	—
Proceeds from principal repayments and maturities of securities available for sale	237,624	321,088
Purchase of securities available for sale	(459,799)	(344,569)
Increase in other interest-earning assets	(49,225)	(376,696)
Net increase in loans	(200,526)	(800,778)
Net purchases of premises and equipment	(29,857)	(24,758)
Net change in tax credit investments	(47,096)	(21,084)
Net cash used in investing activities	(478,766)	(1,202,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	342,080	1,014,697
Net increase in time deposits	109,402	114,219
Decrease in short-term borrowings	(131,959)	(242,566)
Additions to long-term debt	50,000	223,251
Repayments of long-term debt	(100,122)	(115,114)
Net proceeds from issuance of common stock	4,748	7,037
Dividends paid	(61,539)	(55,855)
Net cash provided by financing activities	212,610	945,669
Net Decrease in Cash and Restricted Cash	(33,465)	(41,112)
Cash and Restricted Cash at Beginning of Period	246,726	236,887
Cash and Restricted Cash at End of Period	$213,261	$195,775
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$88,559	$66,992
Income taxes	8,178	7,881
Supplemental schedule of certain noncash activities:
Transfer of student loans to loans held for sale	$—	$28,990
Transfer of available for sale securities to held to maturity securities	641,672	—
See Notes to Consolidated Financial Statements

Restricted cash is comprised of required reserve balances with the Federal Reserve Bank and cash collateral posted by the Corporation with counterparties to secure derivative financial instruments. These balances are included in "Interest-Bearing Deposits with Other Banks" on the consolidated balance sheets and totaled $122.9 million and $96.0 million at September 30, 2018 and 2017, respectively.

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission ("SEC").

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update 2014-09, "Revenue from Contracts with Customers." This standards update established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard applies to all contracts with customers, except those that are within the scope of other topics in the FASB ASC. The Corporation adopted this standard, and all subsequent Accounting Standards Updates ("ASU") that modified the standard, on January 1, 2018 under the modified retrospective approach with no material impact on its consolidated financial statements. The Corporation evaluated the impact of the adoption of ASC Update 2014-09 on its consolidated financial statements and did not identify any significant changes in the timing of revenue recognition as a result of this amended guidance. The sources of revenue for the Corporation are interest income from loans and investments, net of interest expense on deposits and borrowings, and non-interest income. Non-interest income is earned from various banking and financial services that the Corporation offers through its subsidiary banks. Revenue is recognized as earned based on contractual terms, as transactions occur, or as services are provided. Following is further detail of the various types of revenue the Corporation earns and when it is recognized.

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

In November 2016, the FASB issued ASC Update 2016-18, "Statement of Cash Flows - Restricted Cash." This standards update provides guidance regarding the presentation of restricted cash in the statement of cash flows. The update requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It also requires an entity to disclose the nature of the restrictions on cash and cash equivalents. ASC Update 2016-18 was effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASC Update 2016-18 did not have a material impact on its consolidated financial statements; however, in the second quarter of 2018 on the Consolidated Statements of Cash Flows, the Corporation corrected an error related to the adoption of this standards update to include restricted cash along with cash and cash equivalents in the reconciliation of beginning-of-period and end-of-period total amounts. The change had no impact on net income or retained earnings. In addition, the Corporation will revise the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 when the amounts are next presented in the first quarter of 2019.

In February 2018, the FASB issued ASC Update 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects resulting from the application of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which changed the federal corporate income tax rate from 35% to 21%. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Corporation adopted this standards update effective January 1, 2018 and elected to reclassify $7.1 million of stranded tax effects from AOCI to retained earnings at the beginning of the period of adoption. The Corporation's policy for releasing income tax effects from accumulated other comprehensive income is to release them as investments are sold or mature and as pension and post-retirement liabilities are extinguished.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASC Update 2016-02, "Leases." ASC Update 2016-02 requires a lessee to recognize for all leases with an initial term greater than twelve months: (1) a “right-of-use” asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB also issued amendments to ASC Update 2016-02 (ASC Updates 2018-10 and 2018-11), which allow for an alternative transition method that eliminates the requirement to restate the earliest prior period presented in an entity’s financial statements. Entities that elect this transition method still adopt ASC Update 2016-02 using the modified retrospective transition method, but they recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Corporation expects to adopt ASC Update 2016-02 in the first quarter of 2019 using this alternative transition method. The Corporation expects to elect to apply the package of practical expedients permitted within the new standard, which, among other things, allows it to carryforward the historical lease classification, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

Based on preliminary evaluation, the right-of-use asset and corresponding lease obligation liability, which represents substantially all of the Corporation’s operating lease commitments, is expected to be less than 1% of the Corporation's total assets at adoption. The Corporation does not believe the new lease standard will materially affect its consolidated net income. This estimate is based primarily on the present value of the unpaid future minimum lease payments. The final amount recognized may be impacted by assumptions relating to lease renewals and extensions before the effective date, and the interest rate used to discount those future lease obligations.

ASC Update 2016-02 requires lessors to classify leases as a sales-type, direct financing or operating lease. Substantially all of the Corporation's leasing activities as lessor are under direct financing leases and it does not expect the new standard to have a material effect on its financial statements related to these leases and does not expect a significant change in its leasing activities between now and time of adoption.

In June 2016, the FASB issued ASC Update 2016-13, "Financial Instruments - Credit Losses." The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and held to maturity investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable under current U.S. GAAP. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This adjustment will also be recognized in regulatory capital. ASC Update 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of ASC Update 2016-13 on its consolidated financial statements and disclosures. While the Corporation is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. The Corporation’s steering committee and working group, which are comprised of individuals from various functional areas, are assessing processes, portfolio segmentation, systems requirements and solutions and resources to implement this new accounting standard. Current activities also include data gathering and building loss models. In addition, the Corporation has engaged a third-party consultant to assist with these implementation efforts.

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

In August 2018, the FASB issued ASC Update 2018-13, "Fair Value Measurement - Disclosure Framework." This standards update changes the fair value measurement disclosure requirements of ASC 820 "Fair Value Measurement." Among other things, the ASU modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. ASC Update 2018-13 is effective for annual or interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. This standard will impact the Corporation's Fair Value Measurement disclosure but the Corporation does not expect the adoption of ASC Update 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASC Update 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General." This standards update amends ASC 715-20 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASC Update 2018-14 is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2021 quarterly report on Form 10-Q. This standard will impact the Corporation's disclosure relating to employee benefit plans, but the Corporation does not expect the adoption of ASC Update 2018-14 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASC Update 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This standards update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. ASC Update 2018-15 is effective for annual or interim reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q and does not expect the adoption of ASC Update 2018-15 to have an impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2017 consolidated financial statements and notes have been reclassified to conform to the 2018 presentation. On the Consolidated Statements of Cash Flows, the net change in tax credit investments is presented as cash flows from investing activities. Prior to the quarter ended March 31, 2018, these cash flows were presented as cash flows from operating activities, included in the net increase (decrease) in other liabilities. The presentation of the cash flows for the nine months ended September 30, 2017 was changed to conform to this presentation, resulting in a $21.1 million decrease in net cash flows used in investing activities and a corresponding increase in net cash flows provided by operating activities. The change had no impact on net income or retained earnings. In addition, the Corporation will revise the Consolidated Statements of Cash Flows for each of the comparative 2017 periods in future filings.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(in thousands)
Weighted average shares outstanding (basic)	175,942	174,991	175,672	174,582
Impact of common stock equivalents	1,186	1,225	1,176	1,194
Weighted average shares outstanding (diluted)	177,128	176,216	176,848	175,776

NOTE 3 – Accumulated Other Comprehensive (Loss) Income

The following table presents changes in other comprehensive (loss) income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2018
Unrealized loss on securities	$(15,865)	$3,334	$(12,531)
Reclassification adjustment for securities gains included in net income (1)	(14)	3	(11)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,000	(209)	791
Amortization of net unrecognized pension and postretirement items (3)	466	(97)	369
Total Other Comprehensive Loss	$(14,413)	$3,031	$(11,382)
Three months ended September 30, 2017
Unrealized gain on securities	$5,109	$(1,789)	$3,320
Reclassification adjustment for securities gains included in net income (1)	(4,597)	1,609	(2,988)
Amortization of net unrecognized pension and postretirement items (3)	523	(183)	340
Total Other Comprehensive Income	$1,035	$(363)	$672

Nine months ended September 30, 2018
Unrealized loss on securities	$(59,250)	$12,444	$(46,806)
Reclassification adjustment for securities gains included in net income (1)	(37)	7	(30)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,000	(209)	791
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	294	(62)	232
Amortization of net unrecognized pension and postretirement items (3)	1,580	(332)	1,248
Total Other Comprehensive Loss	$(56,413)	$11,848	$(44,565)

Nine months ended September 30, 2017
Unrealized gain on securities	$27,482	$(9,621)	$17,861
Reclassification adjustment for securities gains included in net income (1)	(7,139)	2,500	(4,639)
Amortization of net unrecognized pension and postretirement items (3)	1,575	(551)	1,024
Total Other Comprehensive Income	$21,918	$(7,672)	$14,246

(1)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See Note 4, "Investment Securities," for additional details.

(2)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included as a reduction to "Interest Income" on the consolidated statements of income. See Note 4, "Investment Securities," for additional details.

(3)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See Note 8, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2018
Balance at June 30, 2018	$(56,690)	$690	$(17,258)	$(73,258)
Other comprehensive loss before reclassifications	(12,531)	—	—	(12,531)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	—	369	358
Amortization of net unrealized losses on AFS securities transferred to HTM	791	—	—	791
Balance at September 30, 2018	$(68,441)	$690	$(16,889)	$(84,640)
Three months ended September 30, 2017
Balance at June 30, 2017	$(10,157)	$273	$(14,991)	$(24,875)
Other comprehensive income before reclassifications	3,320	—	—	3,320
Amounts reclassified from accumulated other comprehensive income (loss)	(2,988)	—	340	(2,648)
Balance at September 30, 2017	$(9,825)	$273	$(14,651)	$(24,203)

Nine months ended September 30, 2018
Balance at December 31, 2017	$(18,509)	$458	$(14,923)	$(32,974)
Other comprehensive income before reclassifications	(46,806)	232	—	(46,574)
Amounts reclassified from accumulated other comprehensive income (loss)	(30)	—	1,248	1,218
Amortization of net unrealized losses on AFS securities transferred to HTM	791	—	—	791
Reclassification of stranded tax effects	(3,887)	—	(3,214)	(7,101)
Balance at September 30, 2018	$(68,441)	$690	$(16,889)	$(84,640)
Nine months ended September 30, 2017
Balance at December 31, 2016	$(23,047)	$273	$(15,675)	$(38,449)
Other comprehensive income before reclassifications	17,861	—	—	17,861
Amounts reclassified from accumulated other comprehensive income (loss)	(4,639)	—	1,024	(3,615)
Balance at September 30, 2017	$(9,825)	$273	$(14,651)	$(24,203)

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
September 30, 2018 Available for Sale
U.S. Government sponsored agency securities	$31,527	$1	$(437)	$31,091
State and municipal securities	269,582	1,281	(9,723)	261,140
Corporate debt securities	93,482	950	(2,142)	92,290
Collateralized mortgage obligations	820,150	100	(23,016)	797,234
Residential mortgage-backed securities	497,614	1,873	(21,310)	478,177
Commercial mortgage-backed securities	251,969	—	(6,218)	245,751
Auction rate securities	107,410	—	(4,277)	103,133
Total	$2,071,734	$4,205	$(67,123)	$2,008,816

September 30, 2018 Held to Maturity
State and municipal securities	$156,267	$—	$(2,006)	$154,261
Residential mortgage-backed securities	470,330	2	(1,741)	468,591
Total	$626,597	$2	$(3,747)	$622,852

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2017 Available for Sale
U.S. Government sponsored agency securities	$5,962	$2	$(26)	$5,938
State and municipal securities	405,860	5,638	(2,549)	408,949
Corporate debt securities	96,353	2,832	(1,876)	97,309
Collateralized mortgage obligations	611,927	491	(9,795)	602,623
Residential mortgage-backed securities	1,132,080	3,957	(15,241)	1,120,796
Commercial mortgage-backed securities	215,351	—	(2,596)	212,755
Auction rate securities	107,410	—	(8,742)	98,668
Total debt securities	2,574,943	12,920	(40,825)	2,547,038
Equity securities	776	142	—	918
Total	$2,575,719	$13,062	$(40,825)	$2,547,956

On August 1, 2018, the Corporation transferred debt securities with an amortized cost of $665.5 million and an estimated fair value of $641.7 million from the available for sale classification to the held to maturity classification. These securities consisted of residential mortgage-backed securities ($505.5 million amortized cost and $485.3 million estimated fair value) and state and municipal securities ($160.0 million amortized cost and $156.4 million estimated fair value) and were transferred as the Corporation has the positive intent and ability to hold these securities to maturity. The transfer of debt securities into the held to maturity category from the available for sale category was recorded at fair value on the date of transfer. The net unrealized gains or losses at the transfer date are included in AOCI and are being amortized over the remaining lives of the securities. This amortization is expected to offset the amortization of the related premium or discount created by the investment securities transfer into the held to maturity classification, with no expected impact on future net income.

Securities carried at $1.6 billion at September 30, 2018 and $1.8 billion at December 31, 2017, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of September 30, 2018, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,946	$5,949	$—	$—
Due from one year to five years	52,613	52,541	—	—
Due from five years to ten years	105,838	104,579	—	—
Due after ten years	337,604	324,585	156,267	154,261
	502,001	487,654	156,267	154,261
Residential mortgage-backed securities(1)	497,614	478,177	470,330	468,591
Commercial mortgage-backed securities(1)	251,969	245,751	—	—
Collateralized mortgage obligations(1)	820,150	797,234	—	—
Total	$2,071,734	$2,008,816	$626,597	$622,852
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.
The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended September 30, 2018	(in thousands)
Equity securities	$—	$—	$—
Debt securities	116	(102)	14
Total	$116	$(102)	$14
Three months ended September 30, 2017
Equity securities	$4,817	$—	$4,817
Debt securities	12	(232)	(220)
Total	$4,829	$(232)	$4,597

Nine months ended September 30, 2018
Equity securities	$9	$—	$9
Debt securities	1,656	(1,628)	28
Total	$1,665	$(1,628)	$37
Nine months ended September 30, 2017
Equity securities	$7,167	$—	$7,167
Debt securities	218	(246)	(28)
Total	$7,385	$(246)	$7,139

The cumulative balance of credit-related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at September 30, 2018 and September 30, 2017 was $11.5 million. There were no other-than-temporary impairment charges recognized for the three and nine months ended September 30, 2018 and September 30, 2017.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017:

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2018 Available for Sale	(in thousands)
U.S. Government sponsored agency securities	$30,992	$(437)	$—	$—	$30,992	$(437)
State and municipal securities	112,366	(3,550)	73,856	(6,173)	186,222	(9,723)
Corporate debt securities	56,159	(694)	22,700	(1,448)	78,859	(2,142)
Collateralized mortgage obligations	620,047	(12,833)	168,560	(10,183)	788,607	(23,016)
Residential mortgage-backed securities	105,850	(3,447)	329,007	(17,863)	434,857	(21,310)
Commercial mortgage-backed securities	164,993	(3,591)	77,302	(2,627)	242,295	(6,218)
Auction rate securities	—	—	103,133	(4,277)	103,133	(4,277)
Total	$1,090,407	$(24,552)	$774,558	$(42,571)	$1,864,965	$(67,123)

September 30, 2018 Held to Maturity
State and municipal securities	154,261	(2,006)	—	—	154,261	(2,006)
Residential mortgage-backed securities	454,544	(1,741)	—	—	454,544	(1,741)
Total	$608,805	$(3,747)	$—	$—	$608,805	$(3,747)

	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2017 Available for Sale	(in thousands)
U.S. Government sponsored agency securities	$5,830	$(26)	$—	$—	$5,830	$(26)
State and municipal securities	11,650	(50)	118,297	(2,499)	129,947	(2,549)
Corporate debt securities	4,544	(48)	32,163	(1,828)	36,707	(1,876)
Collateralized mortgage obligations	303,932	(2,408)	187,690	(7,387)	491,622	(9,795)
Residential mortgage-backed securities	511,378	(4,348)	500,375	(10,893)	1,011,753	(15,241)
Commercial mortgage-backed securities	190,985	(2,118)	21,770	(478)	212,755	(2,596)
Auction rate securities	—	—	98,668	(8,742)	98,668	(8,742)
Total	$1,028,319	$(8,998)	$958,963	$(31,827)	$1,987,282	$(40,825)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2018.

As of September 30, 2018, all of the auction rate securities (auction rate certificates, or "ARCs"), were rated above investment grade. Based on management’s evaluations, none of the ARCs were subject to any other-than-temporary impairment charges for the three and nine months ended September 30, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the Corporation's available for sale corporate debt securities are issued by financial institutions. The following table presents the amortized cost and estimated fair values of corporate debt securities:

	September 30, 2018		December 31, 2017
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
Single-issuer trust preferred securities	$20,860	$19,596	$31,335	$30,703
Subordinated debt	56,641	55,774	49,013	49,533
Senior debt	12,025	12,089	12,031	12,392
Pooled trust preferred securities	—	875	—	707
Corporate debt securities issued by financial institutions	89,526	88,334	92,379	93,335
Other corporate debt securities	3,956	3,956	3,974	3,974
Available for sale corporate debt securities	$93,482	$92,290	$96,353	$97,309

Single-issuer trust preferred securities had an unrealized loss of $1.3 million at September 30, 2018. Two of the 11 single-issuer trust preferred securities, with an amortized cost of $2.0 million and an estimated fair value of $1.9 million at September 30, 2018, were rated below investment grade by at least one ratings agency. The single-issuer trust preferred securities were rated "Baa2" or "BB+". One single-issuer trust preferred security with an amortized cost of $2.8 million and an estimated fair value of $2.5 million at September 30, 2018 was not rated by any ratings agency.
Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges for the three and nine months ended September 30, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 – Loans and Allowance for Credit Losses

Loans, Net of Unearned Income

Loans, net of unearned income are summarized as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Real-estate - commercial mortgage	$6,337,984	$6,364,804
Commercial - industrial, financial and agricultural	4,288,823	4,300,297
Real-estate - residential mortgage	2,173,548	1,954,711
Real-estate - home equity	1,469,152	1,559,719
Real-estate - construction	979,857	1,006,935
Consumer	390,708	313,783
Leasing and other	312,207	291,556
Overdrafts	2,047	4,113
Loans, gross of unearned income	15,954,326	15,795,918
Unearned income	(29,233)	(27,671)
Loans, net of unearned income	$15,925,093	$15,768,247

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

The following table presents the components of the allowance for credit losses:

	September 30, 2018	December 31, 2017
	(in thousands)
Allowance for loan losses	$157,810	$169,910
Reserve for unfunded lending commitments	10,016	6,174
Allowance for credit losses	$167,826	$176,084

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$169,247	$174,998	$176,084	$171,325
Loans charged off	(6,883)	(7,795)	(55,440)	(25,917)
Recoveries of loans previously charged off	3,842	2,471	8,475	12,766
Net loans charged off	(3,041)	(5,324)	(46,965)	(13,151)
Provision for credit losses	1,620	5,075	38,707	16,575
Balance at end of period	$167,826	$174,749	$167,826	$174,749

Included in the provision for credit losses for the nine months ended September 30, 2018 was a $36.8 million provision related to a single, large commercial lending relationship ("Commercial Relationship"). In addition, loans charged off for the same period included a $33.9 million charge-off related to the Commercial Relationship.

The Corporation had historically maintained an unallocated allowance for credit losses for factors and conditions that existed at the balance sheet date, but were not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In the second quarter of 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary.

The following table presents the activity in the allowance for loan losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Unallocated	Total
	(in thousands)
Three months ended September 30, 2018
Balance at June 30, 2018	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$—	$156,050
Loans charged off	(650)	(3,541)	(743)	(483)	(212)	(672)	(582)	—	(6,883)
Recoveries of loans previously charged off	928	731	217	317	664	390	595	—	3,842
Net loans charged off	278	(2,810)	(526)	(166)	452	(282)	13	—	(3,041)
Provision for loan losses (1)	(2,750)	(301)	2,890	3,774	(961)	1,429	720	—	4,801
Balance at September 30, 2018	$54,111	$55,934	$18,611	$18,112	$5,479	$2,846	$2,717	$—	$157,810
Three months ended September 30, 2017
Balance at June 30, 2017	$57,372	$67,642	$17,456	$16,439	$9,534	$1,794	$2,105	$—	$172,342
Loans charged off	(483)	(2,714)	(547)	(195)	(2,744)	(373)	(739)	—	(7,795)
Recoveries of loans previously charged off	106	665	252	219	629	193	407	—	2,471
Net loans charged off	(377)	(2,049)	(295)	24	(2,115)	(180)	(332)	—	(5,324)
Provision for loan losses (1)	(2,008)	5,392	1,297	220	(283)	383	226	—	5,227
Balance at September 30, 2017	$54,987	$70,985	$18,458	$16,683	$7,136	$1,997	$1,999	$—	$172,245
Nine months ended September 30, 2018
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$—	$169,910
Loans charged off	(1,283)	(46,178)	(1,967)	(1,128)	(976)	(2,276)	(1,632)	—	(55,440)
Recoveries of loans previously charged off	1,528	2,347	694	520	1,414	1,015	957	—	8,475
Net loans charged off	245	(43,831)	(1,273)	(608)	438	(1,261)	(675)	—	(46,965)
Provision for loan losses (1)	(4,927)	33,485	1,757	2,632	(1,579)	2,062	1,435	—	34,865
Balance at September 30, 2018	$54,111	$55,934	$18,611	$18,112	$5,479	$2,846	$2,717	$—	$157,810
Nine months ended September 30, 2017
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans charged off	(1,949)	(13,594)	(1,837)	(535)	(3,765)	(1,659)	(2,578)	—	(25,917)
Recoveries of loans previously charged off	1,490	6,830	604	600	1,550	899	793	—	12,766
Net loans charged off	(459)	(6,764)	(1,233)	65	(2,215)	(760)	(1,785)	—	(13,151)
Provision for loan losses (1)	8,604	23,396	(7,110)	(6,311)	2,896	(817)	592	(4,533)	16,717
Balance at September 30, 2017	$54,987	$70,985	$18,458	$16,683	$7,136	$1,997	$1,999	$—	$172,245

(1)
The provision for loan losses excluded a $3.2 million decrease and a $3.8 million increase in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2018, respectively, and a $152,000 and a $142,000 increase in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2017, respectively. These amounts were reclassified to other liabilities on the consolidated balance sheets.

The following table presents loans, net of unearned income and their related allowance for loan losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing, other and overdrafts	Total
	(in thousands)
Allowance for loan losses at September 30, 2018:
Loans collectively evaluated for impairment	$46,812	$47,028	$7,856	$8,369	$4,718	$2,841	$2,717	$120,341
Loans individually evaluated for impairment	7,299	8,906	10,755	9,743	761	5	—	37,469
	$54,111	$55,934	$18,611	$18,112	$5,479	$2,846	$2,717	$157,810

Loans, net of unearned income at September 30, 2018:
Loans collectively evaluated for impairment	$6,290,143	$4,235,953	$1,444,898	$2,133,718	$971,167	$390,700	$285,021	$15,751,600
Loans individually evaluated for impairment	47,841	52,870	24,254	39,830	8,690	8	—	173,493
	$6,337,984	$4,288,823	$1,469,152	$2,173,548	$979,857	$390,708	$285,021	$15,925,093

Allowance for loan losses at September 30, 2017:
Loans collectively evaluated for impairment	$47,261	$55,486	$7,632	$6,488	$5,702	$1,976	$1,999	$126,544
Loans individually evaluated for impairment	7,726	15,499	10,826	10,195	1,434	21	—	45,701
	$54,987	$70,985	$18,458	$16,683	$7,136	$1,997	$1,999	$172,245

Loans, net of unearned income at September 30, 2017:
Loans collectively evaluated for impairment	$6,228,935	$4,162,857	$1,543,551	$1,845,329	$959,584	$302,415	$257,748	$15,300,419
Loans individually evaluated for impairment	46,205	60,218	23,922	42,578	13,524	33	—	186,480
	$6,275,140	$4,223,075	$1,567,473	$1,887,907	$973,108	$302,448	$257,748	$15,486,899
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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2018 and December 31, 2017, substantially all of the Corporation’s individually evaluated impaired loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of September 30, 2018 and December 31, 2017, approximately 93% and 94%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value of the collateral using appraisals that had been updated in the preceding 12 months, performed by state certified third-party appraisers.

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

The following table presents total impaired loans by class segment:

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,298	$25,665	$—	$26,728	$22,886	$—
Commercial	64,150	33,552	—	44,936	39,550	—
Real estate - residential mortgage	3,171	3,170	—	4,575	4,575	—
Construction	10,146	6,476	—	12,477	8,100	—
	104,765	68,863	—	88,716	75,111	—
With a related allowance recorded:
Real estate - commercial mortgage	28,584	22,176	7,299	33,710	25,895	8,112
Commercial	24,530	19,318	8,906	29,816	24,175	11,406
Real estate - home equity	27,731	24,254	10,755	28,282	24,693	11,124
Real estate - residential mortgage	41,772	36,660	9,743	42,597	37,132	9,895
Construction	5,874	2,214	761	7,308	4,097	967
Consumer	8	8	5	26	26	17
	128,499	104,630	37,469	141,739	116,018	41,521
Total	$233,264	$173,493	$37,469	$230,455	$191,129	$41,521
As of September 30, 2018 and December 31, 2017, there were $68.9 million and $75.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.
The following table presents average impaired loans by class segment:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$26,051	$94	$21,698	$72	$25,702	$274	$22,770	$213
Commercial	30,157	66	33,044	46	35,098	208	29,309	128
Real estate - residential mortgage	3,182	20	4,616	27	3,872	71	4,645	79
Construction	6,845	—	9,042	5	7,408	—	7,043	11
	66,235	180	68,400	150	72,080	553	63,767	431
With a related allowance recorded:
Real estate - commercial mortgage	23,734	85	25,910	86	24,727	260	27,518	259
Commercial	23,687	51	25,152	34	23,934	149	24,097	97
Real estate - home equity	24,628	202	22,837	150	24,690	581	20,957	362
Real estate - residential mortgage	36,396	227	38,329	225	36,578	671	39,584	680
Construction	2,061	—	6,251	4	2,778	—	6,677	11
Consumer	10	—	34	—	18	—	36	—
Leasing, other and overdrafts	—	—	—	—	—	—	356	—
	110,516	565	118,513	499	112,725	1,661	119,225	1,409
Total	$176,751	$745	$186,913	$649	$184,805	$2,214	$182,992	$1,840

(1)
All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and nine months ended September 30, 2018 and 2017 represents amounts earned on accruing TDRs.

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
The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(dollars in thousands)
Real estate - commercial mortgage	$6,032,828	$6,066,396	$170,362	$147,604	$134,794	$150,804	$6,337,984	$6,364,804
Commercial - secured	3,839,283	3,831,485	150,310	121,842	138,604	179,113	4,128,197	4,132,440
Commercial - unsecured	152,796	159,620	3,898	5,478	3,932	2,759	160,626	167,857
Total commercial - industrial, financial and agricultural	3,992,079	3,991,105	154,208	127,320	142,536	181,872	4,288,823	4,300,297
Construction - commercial residential	120,249	143,759	7,677	5,259	8,379	14,084	136,305	163,102
Construction - commercial	756,477	761,218	552	846	3,616	3,752	760,645	765,816
Total construction (excluding Construction - other)	876,726	904,977	8,229	6,105	11,995	17,836	896,950	928,918
	$10,901,633	$10,962,478	$332,799	$281,029	$289,325	$350,512	$11,523,757	$11,594,019
% of Total	94.6%	94.6%	2.9%	2.4%	2.5%	3.0%	100.0%	100.0%

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

The following table presents a summary of performing, delinquent and non-performing loans for the indicated loan class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(dollars in thousands)
Real estate - home equity	$1,447,184	$1,535,557	$11,886	$12,655	$10,082	$11,507	$1,469,152	$1,559,719
Real estate - residential mortgage	2,131,239	1,914,888	23,233	18,852	19,076	20,971	2,173,548	1,954,711
Construction - other	82,417	77,403	—	203	490	411	82,907	78,017
Consumer - direct	58,259	54,828	311	315	60	70	58,630	55,213
Consumer - indirect	328,423	254,663	3,435	3,681	220	226	332,078	258,570
Total consumer	386,682	309,491	3,746	3,996	280	296	390,708	313,783
Leasing, other and overdrafts	282,812	267,111	2,119	855	90	32	285,021	267,998
	$4,330,334	$4,104,450	$40,984	$36,561	$30,018	$33,217	$4,401,336	$4,174,228
% of Total	98.4%	98.3%	0.9%	0.9%	0.7%	0.8%	100.0%	100.0%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	September 30, 2018	December 31, 2017
	(in thousands)
Non-accrual loans	$106,433	$124,749
Loans 90 days or more past due and still accruing	13,663	10,010
Total non-performing loans	120,096	134,759
Other real estate owned (OREO)	10,684	9,823
Total non-performing assets	$130,780	$144,582

The following tables present past due status and non-accrual loans by portfolio segment and class segment:

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,129	$1,599	$5,242	$32,151	$37,393	$51,121	$6,286,863	$6,337,984
Commercial - secured	6,705	1,218	835	41,327	42,162	50,085	4,078,112	4,128,197
Commercial - unsecured	357	437	29	1,200	1,229	2,023	158,603	160,626
Total commercial - industrial, financial and agricultural	7,062	1,655	864	42,527	43,391	52,108	4,236,715	4,288,823
Real estate - home equity	9,383	2,503	2,037	8,045	10,082	21,968	1,447,184	1,469,152
Real estate - residential mortgage	17,731	5,502	4,056	15,020	19,076	42,309	2,131,239	2,173,548
Construction - commercial residential	157	225	896	8,379	9,275	9,657	126,648	136,305
Construction - commercial	—	—	—	19	19	19	760,626	760,645
Construction - other	—	—	198	292	490	490	82,417	82,907
Total real estate - construction	157	225	1,094	8,690	9,784	10,166	969,691	979,857
Consumer - direct	225	86	60	—	60	371	58,259	58,630
Consumer - indirect	2,903	532	220	—	220	3,655	328,423	332,078
Total consumer	3,128	618	280	—	280	4,026	386,682	390,708
Leasing, other and overdrafts	1,739	380	90	—	90	2,209	282,812	285,021
Total	$51,329	$12,482	$13,663	$106,433	$120,096	$183,907	$15,741,186	$15,925,093

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$9,456	$4,223	$625	$34,822	$35,447	$49,126	$6,315,678	$6,364,804
Commercial - secured	4,778	5,254	1,360	52,255	53,615	63,647	4,068,793	4,132,440
Commercial - unsecured	305	10	45	649	694	1,009	166,848	167,857
Total commercial - industrial, financial and agricultural	5,083	5,264	1,405	52,904	54,309	64,656	4,235,641	4,300,297
Real estate - home equity	9,640	3,015	2,372	9,135	11,507	24,162	1,535,557	1,559,719
Real estate - residential mortgage	11,961	6,891	5,280	15,691	20,971	39,823	1,914,888	1,954,711
Construction - commercial residential	—	439	—	11,767	11,767	12,206	150,896	163,102
Construction - commercial	483	—	—	19	19	502	765,314	765,816
Construction - other	203	—	—	411	411	614	77,403	78,017
Total real estate - construction	686	439	—	12,197	12,197	13,322	993,613	1,006,935
Consumer - direct	260	55	70	—	70	385	54,828	55,213
Consumer - indirect	3,055	626	226	—	226	3,907	254,663	258,570
Total consumer	3,315	681	296	—	296	4,292	309,491	313,783
Leasing, other and overdrafts	568	287	32	—	32	887	267,111	267,998
Total	$40,709	$20,800	$10,010	$124,749	$134,759	$196,268	$15,571,979	$15,768,247

The following table presents TDRs, by class segment:

	September 30, 2018	December 31, 2017
	(in thousands)
Real-estate - residential mortgage	$24,810	$26,016
Real-estate - commercial mortgage	15,690	13,959
Real estate - home equity	16,208	15,558
Commercial	10,342	10,820
Consumer	8	26
Total accruing TDRs	67,058	66,379
Non-accrual TDRs (1)	23,238	29,051
Total TDRs	$90,296	$95,430

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment and type of concession for loans that were modified during the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30				Nine months ended September 30
	2018		2017		2018		2017
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate – residential mortgage:
Extend maturity with rate concession	3	$330	2	$468	3	$330	2	$468
Extend maturity without rate concession	1	267	2	151	2	344	4	488
Bankruptcy	—	—	—	—	1	5	2	335
Real estate - commercial mortgage:
Extend maturity without rate concession	—	—	2	1,247	6	8,261	6	2,228
Bankruptcy	—	—	—	—	—	—	1	12
Real estate - home equity:
Extend maturity without rate concession	23	985	14	1,315	63	3,607	47	3,874
Bankruptcy	1	17	6	127	8	438	23	1,643
Commercial:
Extend maturity without rate concession	2	913	1	160	7	2,064	9	5,853
Bankruptcy	—	—	—	—	—	—	1	490
Commercial – unsecured:
Extend maturity without rate concession	—	—	—	—	—	—	1	33
Construction - commercial residential:
Extend maturity without rate concession	—	—	—	—	—	—	1	1,204

Total	30	$2,512	27	$3,468	90	$15,049	97	$16,628

The following table presents TDRs, by class segment, as of September 30, 2018 and 2017 that were modified in the previous 12 months and had a post-modification payment default during the nine months ended September 30, 2018 and 2017. The Corporation defines a payment default as a single missed payment.

	2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	6	$724	5	$1,321
Real estate - commercial mortgage	2	452	3	653
Real estate - home equity	25	1,591	27	1,598
Commercial	4	5,042	2	264
Construction	—	—	2	1,609
Total	37	$7,809	39	$5,445

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(in thousands)
Amortized cost:
Balance at beginning of period	$37,894	$38,180	$37,663	$38,822
Originations of mortgage servicing rights	2,018	1,333	5,247	3,719
Amortization	(1,684)	(1,639)	(4,682)	(4,667)
Balance at end of period	$38,228	$37,874	$38,228	$37,874

Valuation allowance:
Balance at beginning of period	$—	$—	$—	$(1,291)
Reductions to valuation allowance	—	—	—	1,291
Balance at end of period	$—	$—	$—	$—

Net MSRs at end of period	$38,228	$37,874	$38,228	$37,874

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined a valuation allowance was not necessary as of September 30, 2018 and September 30, 2017. Reductions and additions to the valuation allowance are recorded as increases and decreases, respectively, to mortgage banking income on the consolidated statements of income.

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

As of September 30, 2018, the Employee Equity Plan had 10.6 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 329,000 shares reserved for future grants through 2021.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(in thousands)
Compensation expense	$1,823	$1,570	$6,007	$3,339
Tax benefit	(492)	(628)	(2,028)	(3,312)
Stock-based compensation expense, net of tax benefit	$1,331	$942	$3,979	$27

The tax benefit shown in the preceding table does not equal the Corporation's statutory tax rate of 21% of compensation expense in 2018 and 35% of compensation expense in 2017 as a result of excess tax benefits related to stock option exercises and vesting RSUs and PSUs during these periods, which were recorded as reductions to income tax expense.

NOTE 8 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(in thousands)
Interest cost	$763	$830	$2,290	$2,490
Expected return on plan assets	(512)	(451)	(1,536)	(1,353)
Net amortization and deferral	607	663	1,822	1,989
Net periodic pension cost	$858	$1,042	$2,576	$3,126

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(in thousands)
Interest cost	$13	$17	$42	$51
Net accretion and deferral	(139)	(141)	(419)	(423)
Net periodic benefit	$(126)	$(124)	$(377)	$(372)

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2018		December 31, 2017
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$143,869	$904	$129,469	$1,059
Negative fair values	11,535	(77)	8,957	(59)
Net interest rate locks with customers		827		1,000
Forward Commitments
Positive fair values	122,856	480	3,856	34
Negative fair values	—	—	100,808	(213)
Net forward commitments		480		(179)
Interest Rate Swaps with Customers
Positive fair values	548,277	6,922	1,316,548	24,505
Negative fair values	1,882,655	(71,175)	716,634	(18,978)
Net interest rate swaps with customers		(64,253)		5,527
Interest Rate Swaps with Dealer Counterparties
Positive fair values (1) (3)	1,882,655	58,773	716,634	18,941
Negative fair values (2) (3)	548,277	(3,778)	1,316,548	(19,764)
Net interest rate swaps with dealer counterparties		54,995		(823)
Foreign Exchange Contracts with Customers
Positive fair values	8,797	193	4,852	276
Negative fair values	9,176	(277)	5,914	(119)
Net foreign exchange contracts with customers		(84)		157
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	10,506	325	7,960	184
Negative fair values	9,239	(192)	6,048	(255)
Net foreign exchange contracts with correspondent banks		133		(71)
Net derivative fair value asset		$(7,902)		$5,611

(1) Includes centrally cleared interest rate swaps with a notional amount of $416.1 million and a fair value of $0 as of September 30, 2018 and a notional amount of $24.4 million and a fair value of $0 as of December 31, 2017.
(2) Includes centrally cleared interest rate swaps with a notional amount of $249.7 million and a fair value of $0 as of September 30, 2018 and a notional amount of $377.1 million and a fair value of $0 as of December 31, 2017.
(3) The variation margin posted as collateral on centrally cleared interest rate swaps, which represents the fair value of such swaps, is legally characterized as settlements of the outstanding derivative contracts instead of cash collateral. Accordingly, the fair values of centrally cleared interest rate swaps were offset by variation margins of $9.3 million at September 30, 2018, increasing the fair value of such swaps to $0, and $4.6 million at December 31, 2017, reducing the fair value of such swaps to $0.

The following table presents a summary of the fair value (losses) gains on derivative financial instruments:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(in thousands)
Interest rate locks with customers	$(533)	$(59)	$(173)	$631
Forward commitments	974	(48)	659	(2,270)
Interest rate swaps with customers	(14,763)	(47)	(69,780)	12,947
Interest rate swaps with dealer counterparties (1)	11,193	1,248	55,818	(6,582)
Foreign exchange contracts with customers	(225)	140	(241)	(177)
Foreign exchange contracts with correspondent banks	166	(111)	204	219
Net fair value (losses) gains on derivative financial instruments	$(3,188)	$1,123	$(13,513)	$4,768

(1) Not included is $3.6 million and $13.9 million, respectively, of gains representing the change in the variation margin for the three and nine months ended September 30, 2018 and $1.2 million and $6.3 million, respectively, of losses representing the change in the variation margin for the three and nine months ended September 30, 2017.

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

The following table presents a summary of the Corporation’s mortgage loans held for sale:

	September 30, 2018	December 31, 2017
	(in thousands)
Cost (1)	$27,271	$31,069
Fair value	27,525	31,530
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

For the three and nine months ended September 30, 2018, losses related to changes in fair values of mortgage loans held for sale were $334,000 and $207,000, respectively. During the three months ended September 30, 2017, losses related to changes in fair values of mortgage loans held for sale were $120,000 and during the nine months ended September 30, 2017, gains related to changes in fair values of mortgage loans held for sale were $445,000.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
September 30, 2018
Interest rate swap derivative assets	$65,695	$(4,662)	$(56,630)	$4,403
Foreign exchange derivative assets with correspondent banks	325	(192)	—	133
Total	$66,020	$(4,854)	$(56,630)	$4,536

Interest rate swap derivative liabilities	$74,954	$(4,662)	$(13,628)	$56,664
Foreign exchange derivative liabilities with correspondent banks	192	(192)	—	—
Total	$75,146	$(4,854)	$(13,628)	$56,664

December 31, 2017
Interest rate swap derivative assets	$43,446	$(16,844)	$—	$26,602
Foreign exchange derivative assets with correspondent banks	184	(184)	—	—
Total	$43,630	$(17,028)	$—	$26,602

Interest rate swap derivative liabilities	$38,742	$(16,844)	$(6,588)	$15,310
Foreign exchange derivative liabilities with correspondent banks	255	(184)	—	71
Total	$38,997	$(17,028)	$(6,588)	$15,381

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Commitments to extend credit	$6,562,515	$6,205,029
Standby letters of credit	325,386	326,973
Commercial letters of credit	42,285	41,801

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
The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of September 30, 2018 and December 31, 2017, the total reserve for losses on residential mortgage loans sold was $1.9 million and $2.1 million, respectively, including reserves for both representation and warranty and credit loss exposures.

Legal Proceedings

The Corporation is involved in various pending and threatened claims and other legal proceedings in the ordinary course of its business activities. The Corporation evaluates the possible impact of these matters, taking into consideration the most recent information available. A loss reserve is established for those matters for which the Corporation believes a loss is both probable and reasonably estimable. Once established, the reserve is adjusted as appropriate to reflect any subsequent developments. Actual losses with respect to any such matter may be more or less than the amount estimated by the Corporation. For matters where a loss is not probable, or the amount of the loss cannot be reasonably estimated by the Corporation, no loss reserve is established.

In addition, from time to time, the Corporation is involved in investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other companies. These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation, and could result in fines, penalties, restitution, other types of sanctions, or the need for the Corporation to alter its business, financial or accounting practices. The Corporation’s practice is to cooperate fully with regulatory and governmental inquiries and investigations.

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending legal proceedings, or regulatory or governmental inquiries or investigations, will not have a material adverse effect on the financial condition of the Corporation. However, legal proceedings, inquiries and investigations are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Corporation’s results of operations for any particular period, depending, in part, upon the size of the loss or liability imposed and the operating results for the applicable period, and could have a material adverse effect on the Corporation’s business. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Corporation to incur additional expenses, which could be significant, and possibly material, to the Corporation’s results of operations for any particular period.

BSA/AML Enforcement Orders

The Corporation and two of its bank subsidiaries, Lafayette Ambassador Bank and The Columbia Bank, are subject to regulatory enforcement orders issued during 2014 by their respective federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent ("Consent Orders"), generally require, among other things, that the Corporation and the affected bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. The Corporation and the affected bank subsidiaries have implemented numerous enhancements to the BSA/AML Compliance Program, completed the retrospective reviews required under the Consent Orders, and continue to strengthen and refine the BSA/AML Compliance Program to achieve a sustainable program in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation and the affected bank subsidiaries are subject to certain restrictions on expansion activities. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or the affected bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on August 9, 2018, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance terminated the Consent Orders those agencies issued on February 25, 2015 to the Corporation’s bank subsidiary, Fulton Bank of New Jersey, relating to deficiencies in the BSA/AML Compliance Program at that bank subsidiary.

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

SEC Investigation

The Corporation is responding to an investigation by the staff of the Division of Enforcement of the SEC regarding certain accounting determinations that could have impacted the Corporation’s reported earnings per share. The Corporation believes that its financial statements filed with the SEC in Forms 10-K and 10-Q present fairly, in all material respects, its financial condition, results of operations and cash flows as of or for the periods ending on their respective dates. The Corporation is cooperating fully with the SEC and at this time cannot predict when or how the investigation will be resolved.

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$27,525	$—	$27,525
Available for sale investment securities:
U.S. Government sponsored agency securities	—	31,091	—	31,091
State and municipal securities	—	261,140	—	261,140
Corporate debt securities	—	88,940	3,350	92,290
Collateralized mortgage obligations	—	797,234	—	797,234
Residential mortgage-backed securities	—	478,177	—	478,177
Commercial mortgage-backed securities	—	245,751	—	245,751
Auction rate securities	—	—	103,133	103,133
Total available for sale investment securities	—	1,902,333	106,483	2,008,816
Investments held in Rabbi Trust	20,038	—	—	20,038
Other assets	530	67,079	—	67,609
Total assets	$20,568	$1,996,937	$106,483	$2,123,988
Other liabilities	$20,509	$75,031	$—	$95,540

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$31,530	$—	$31,530
Available for sale investment securities:
Equity securities	918	—	—	918
U.S. Government sponsored agency securities	—	5,938	—	5,938
State and municipal securities	—	408,949	—	408,949
Corporate debt securities	—	93,552	3,757	97,309
Collateralized mortgage obligations	—	602,623	—	602,623
Residential mortgage-backed securities	—	1,120,796	—	1,120,796
Commercial mortgage-backed securities	—	212,755	—	212,755
Auction rate securities	—	—	98,668	98,668
Total available for sale investment securities	918	2,444,613	102,425	2,547,956
Investments held in Rabbi Trust	18,982	—	—	18,982
Other assets	469	44,539	—	45,008
Total assets	$20,369	$2,520,682	$102,425	$2,643,476
Other liabilities	$19,357	$39,014	$—	$58,371
The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of September 30, 2018 and December 31, 2017 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See Note 9, "Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

•
Equity securities – As of September 30, 2018, the Corporation did not hold any equity securities. Equity securities held as of December 31, 2017 consisted of common stocks of financial institutions and other equity investments. These Level 1 investments were measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($67.9 million at September 30, 2018 and $61.9 million at December 31, 2017), single-issuer trust preferred securities issued by financial institutions ($19.6 million at September 30, 2018 and $30.7 million at December 31, 2017), pooled trust preferred securities issued by financial institutions ($875,000 at September 30,

2018 and $707,000 at December 31, 2017) and other corporate debt issued by non-financial institutions ($4.0 million at both September 30, 2018 and December 31, 2017).
Level 2 investments include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $17.0 million and $27.7 million of single-issuer trust preferred securities held at September 30, 2018 and December 31, 2017, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($875,000 at September 30, 2018 and $707,000 at December 31, 2017) and certain single-issuer trust preferred securities ($2.5 million at September 30, 2018 and $3.1 million at December 31, 2017). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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
Other assets – Included in this category are the following:

•
Level 1 assets include the fair value of foreign currency exchange contracts ($529,000 at September 30, 2018 and $460,000 at December 31, 2017). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

•
Level 2 assets include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.4 million at September 30, 2018 and $1.1 million at December 31, 2017) and the fair value of interest rate swaps ($65.7 million at September 30, 2018 and $43.4 million at December 31, 2017). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See Note 9, "Derivative Financial Instruments," for additional information.

Other liabilities – Included in this category are the following:

•
Level 1 liabilities include employee deferred compensation liabilities which represent amounts due to employees under deferred compensation plans ($20.0 million at September 30, 2018 and $19.0 million at December 31, 2017) and the fair value of foreign currency exchange contracts ($471,000 at September 30, 2018 and $374,000 at December 31, 2017). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

•
Level 2 liabilities include the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($77,000 at September 30, 2018 and $272,000 at December 31, 2017) and the fair value of interest rate swaps ($75.0 million at September 30, 2018 and $38.7 million at December 31, 2017). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Other assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
Three months ended September 30, 2018	(in thousands)
Balance at June 30, 2018	$875	$3,200	$103,122
Realized adjustment to fair value	—	71	—
Unrealized adjustment to fair value (1)	—	153	11
Settlements - calls	—	(950)	—
Discount accretion (2)	—	1	—
Balance at September 30, 2018	$875	$2,475	$103,133

Three months ended September 30, 2017
Balance at June 30, 2017	$422	$2,775	$97,923
Unrealized adjustment to fair value (1)	—	(28)	233
Discount accretion (2)	—	3	—
Balance at September 30, 2017	$422	$2,750	$98,156

Nine months ended September 30, 2018
Balance at December 31, 2017	$707	$3,050	$98,668
Realized adjustment to fair value		71
Unrealized adjustment to fair value (1)	168	297	4,465
Settlements - calls	—	(950)	—
Discount accretion (2)	—	7	—
Balance at September 30, 2018	$875	$2,475	$103,133

Nine months ended September 30, 2017
Balance at December 31, 2017	$422	$2,450	$97,256
Unrealized adjustment to fair value (1)	—	291	705
Discount accretion (2)	—	9	195
Balance at September 30, 2017	$422	$2,750	$98,156

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s Level 3 financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	September 30, 2018	December 31, 2017
	(in thousands)
Net loans	$136,024	$149,608
OREO	10,684	9,823
MSRs	38,228	37,663
Total assets	$184,936	$197,094
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

•
MSRs – This category includes MSRs, classified as Level 3 assets. MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2018 valuation were 8.8% and 9.0%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and estimated fair values of the Corporation’s financial instruments as of September 30, 2018 and December 31, 2017. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	September 30, 2018
	Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$90,361	$90,361	$—	$—	$90,361
Interest-bearing deposits with other banks	322,330	322,330	—	—	322,330
Federal Reserve Bank and Federal Home Loan Bank stock	65,926	—	65,926	—	65,926
Loans held for sale	27,525	—	27,525	—	27,525
Securities held to maturity	626,597	622,852	—	—	622,852
Available for sale investment securities	2,008,816	—	1,902,333	106,483	2,008,816
Net Loans	15,767,283	—	—	15,124,455	15,124,455
Accrued interest receivable	58,584	58,584	—	—	58,584
Other financial assets	242,140	126,148	67,079	48,912	242,139
FINANCIAL LIABILITIES
Demand and savings deposits	$13,384,227	$13,384,227	$—	$—	$13,384,227
Brokered deposits	164,601	164,601	—	—	164,601
Time deposits	2,700,186	—	2,684,783	—	2,684,783
Short-term borrowings	485,565	485,565	—	—	485,565
Accrued interest payable	11,151	11,151	—	—	11,151
Other financial liabilities	251,460	176,429	75,031	—	251,460
Federal Home Loan Bank advances and long-term debt	992,115	—	960,168	—	960,168
	December 31, 2017
	Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$108,291	$108,291	$—	$—	$108,291
Interest-bearing deposits with other banks	293,805	293,805	—	—	293,805
Federal Reserve Bank and Federal Home Loan Bank stock	60,761	—	60,761	—	60,761
Loans held for sale	31,530	—	31,530	—	31,530
Available for sale investment securities	2,547,956	918	2,444,613	102,425	2,547,956
Net Loans	15,598,337	—	—	15,380,974	15,380,974
Accrued interest receivable	52,910	52,910	—	—	52,910
Other financial assets	215,464	123,439	44,539	47,486	215,464
FINANCIAL LIABILITIES
Demand and savings deposits	$13,042,147	$13,042,147	$—	$—	$13,042,147
Brokered deposits	90,473	90,473	—	—	90,473
Time deposits	2,664,912	—	2,664,912	—	2,664,912
Short-term borrowings	617,524	617,524	—	—	617,524
Accrued interest payable	9,317	9,317	—	—	9,317
Other financial liabilities	227,569	188,555	39,014	—	227,569
Federal Home Loan Bank advances and long-term debt	1,038,346	—	1,038,346	—	1,038,346

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

As of September 30, 2018, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction. Beginning in 2018, fair values estimated in this manner are considered to represent estimated exit prices, required by ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". As of December 31, 2017, loan fair values do not fully incorporate an exit price approach to fair value.

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

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement orders applicable to the Corporation and two of its bank subsidiaries by federal and state bank regulatory agencies requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

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

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, and elsewhere in this Report, including in Note 10 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview

The Corporation is a financial holding company which, through its wholly owned bank subsidiaries, provides a full range of retail and commercial financial services through locations in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets, and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans and off-balance sheet credit exposures, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Net income (in thousands)	$65,633	$48,905	$150,310	$137,752
Diluted net income per share	$0.37	$0.28	$0.85	$0.78
Return on average assets	1.28%	0.98%	1.00%	0.95%
Return on average equity	11.48%	8.76%	8.94%	8.45%
Return on average tangible equity (1)	14.99%	11.52%	11.71%	11.18%
Net interest margin (2)	3.42%	3.27%	3.39%	3.27%
Efficiency ratio (1)	62.5%	64.3%	64.4%	64.6%
Non-performing assets to total assets	0.64%	0.73%	0.64%	0.73%
Annualized net charge-offs to average loans	0.08%	0.14%	0.40%	0.12%

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

The following is a summary of financial results for the three and nine months ended September 30, 2018.

Net Income and Net Income Per Share Growth - Net income was $65.6 million and $150.3 million for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, net income increased $16.7 million, or 34.2%, compared to the same period in 2017. Diluted net income per share for the three months ended September 30, 2018 increased $0.09, or 32.1%, to $0.37, compared to $0.28 for the same period in 2017. For the nine months ended September 30, 2018, net income increased $12.6 million, or 9.1%, compared to the same period in 2017. Diluted net income per share for the first nine months of 2018 increased $0.07, or 9.0%, to $0.85, compared to $0.78 for the same period of 2017.

Net Interest Income Growth - For the three and nine months ended September 30, 2018, net interest income increased $13.3 million, or 9.1%, and $41.6 million, or 9.8%, respectively, compared to the same periods in 2017. The increases were the result of a 15 and 12 basis point increase, respectively, in net interest margin, largely driven by the impact of 25 basis point increases in the federal funds target rate ("Fed Funds Rate") in June and December of 2017 and March and June of 2018, as well as growth in interest-earning assets, primarily loans.

Net Interest Margin - For the three and nine months ended September 30, 2018, the net interest margin increase was driven by a 33 and 25 basis point increase, respectively, in yields on interest-earning assets, partially offset by a 24 and 18 basis point increase, respectively, in the cost of interest-bearing liabilities. The enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Act") in December 2017 resulted in a 7 basis point decrease, for the three and nine months ended September 30, 2018, in average yields on interest-earning assets and net interest margin as a result of the impact of the Tax Act on calculated FTE yields on tax-exempt loans and investment securities.

Loan Growth - Average loans were $470.1 million, or 3.1%, and $637.0 million, or 4.2%, higher for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The most notable increases were in commercial and residential mortgages, commercial loans, consumer loans and leasing. The loan growth occurred throughout all of the Corporation's geographic markets.

Deposit Growth - Average deposits grew $91.8 million, or 0.6%, and $349.7 million, or 2.3%, for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The increases resulted from growth in total interest-bearing demand, savings accounts and brokered deposits, partially offset by decreases in noninterest-bearing demand and time deposits.

Asset Quality - Most credit metrics improved as of September 30, 2018 compared to September 30, 2017. Non-performing assets decreased to 0.64% of total assets, compared to 0.73% as of September 30, 2017, and the total delinquency rate improved to 1.15% as of September 30, 2018, from 1.28% as of September 30, 2017.

The provision for credit losses for the three and nine months ended September 30, 2018 was $1.6 million and $38.7 million, compared to $5.1 million and $16.6 million for the same periods in 2017, respectively. The year to date increase was primarily driven by a $36.8 million provision for credit losses arising from a single, large commercial lending relationship ("Commercial Relationship") as disclosed in the Corporation's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on May 31, 2018. The credit loss resulted from fraudulent activity believed to have been perpetrated by one or more employees of the borrower and its related entities.

Annualized net charge-offs to average loans outstanding were 0.08% for the three months ended September 30, 2018, compared to 0.14% for the same period in 2017 and were 0.40% for the nine months ended September 30, 2018, compared to 0.12% for the same period in 2017, primarily as a result of the $33.9 million charge-off in the second quarter of 2018 related to the Commercial Relationship.

Non-interest Income - For the three and nine months ended September 30, 2018, non-interest income, excluding investment securities gains, increased $3.6 million, or 7.7%, and $2.1 million, or 1.4%, respectively, compared to the same periods in 2017. Increases in investment management and trust services income, other service charges and fees, and other income were partially offset by decreases in total service charges on deposit accounts and mortgage servicing income.

Non-interest Expense - For the three and nine months ended September 30, 2018, non-interest expense increased $3.3 million, or 2.5%, and $18.3 million, or 4.7%, respectively, in comparison to the same periods in 2017. The increases were primarily driven by higher salaries and employee benefits, other outside services and marketing for both the three and nine month periods, and higher data processing, software expenses and professional fees for the nine months ended September 30, 2018.

Income Taxes - Effective January 1, 2018, the federal statutory corporate income tax rate decreased from 35% to 21% as a result of the Tax Act. Income tax expense was $8.5 million and $19.1 million for the three and nine months ended September 30, 2018, respectively, resulting in effective tax rates ("ETR"), or income taxes as a percentage of income before income taxes, of 11.5% and 11.3%, respectively. The ETRs for the three and nine months ended September 30, 2017 were 20.5% for both periods.

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

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(dollars in thousands)
Return on average shareholders' equity (tangible)
Net income - numerator	$65,633	$48,905	$150,310	$137,752

Average common shareholders' equity	$2,269,093	$2,215,389	$2,247,034	$2,179,316
Less: Average goodwill and intangible assets	(531,556)	(531,556)	(531,556)	(531,556)
Average tangible shareholders' equity - denominator	$1,737,537	$1,683,833	$1,715,478	$1,647,760

Return on average tangible equity (tangible), annualized	14.99%	11.52%	11.71%	11.18%

Efficiency ratio
Non-interest expense	$135,413	$132,157	$405,419	$387,127
Less: Amortization of tax credit investments	(1,637)	(3,503)	(4,911)	(7,652)
Numerator	$133,776	$128,654	$400,508	$379,475

Net interest income (fully taxable equivalent) (1)	$163,194	$152,721	$476,453	$443,313
Plus: Total Non-interest income	51,033	51,974	146,002	151,018
Less: Investment securities gains, net	(14)	(4,597)	(37)	(7,139)
Denominator	$214,213	$200,098	$622,418	$587,192

Efficiency ratio	62.5%	64.3%	64.4%	64.6%

(1)
Presented on a fully taxable equivalent ("FTE") basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances in 2018 and 2017, respectively. See also the “Net Interest Income” section of Management’s Discussion.

Quarter Ended September 30, 2018 compared to the Quarter Ended September 30, 2017

Net Interest Income

FTE net interest income increased $10.5 million, to $163.2 million, in the third quarter of 2018, from $152.7 million in the third quarter of 2017. The increase was due to a 15 basis point increase in the net interest margin, to 3.42%, and a $422.8 million, or 2.3%, increase in average interest-earning assets. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances for the three months ended September 30, 2018 and 2017, respectively. The enactment of the Tax Act resulted in a 7 basis point decrease in average yields on interest-earning assets and net interest margin in the third quarter of 2018 as compared to the same period in 2017, as a result of the impact of the Tax Act on calculated FTE yields on tax-exempt loans and investment securities.

	Three months ended September 30
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$15,862,143	$177,329	4.44%	$15,392,067	$159,454	4.12%
Taxable investment securities (2)	2,239,837	13,956	2.49	2,115,931	11,423	2.16
Tax-exempt investment securities (2)	415,908	3,841	3.67	408,594	4,492	4.37
Equity securities (2)	—	—	—	8,709	143	6.52
Total investment securities	2,655,745	17,797	2.68	2,533,234	16,058	2.53
Loans held for sale	27,195	388	5.71	22,456	243	4.33
Other interest-earning assets	416,129	1,601	1.53	590,676	1,667	1.12
Total interest-earning assets	18,961,212	197,115	4.13	18,538,433	177,422	3.80
Noninterest-earning assets:
Cash and due from banks	100,568			101,643
Premises and equipment	231,280			220,129
Other assets	1,137,293			1,186,622
Less: Allowance for loan losses	(157,121)			(174,101)
Total Assets	$20,273,232			$19,872,726
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$4,116,051	$6,378	0.61%	$3,943,118	$3,847	0.39%
Savings and money market deposits	4,718,148	7,569	0.64	4,603,155	3,962	0.34
Brokered deposits	162,467	840	2.05	89,767	277	1.23
Time deposits	2,672,548	9,032	1.34	2,744,532	7,937	1.15
Total interest-bearing deposits	11,669,214	23,819	0.81	11,380,572	16,023	0.56
Short-term borrowings	724,132	2,002	1.09	402,341	578	0.57
FHLB advances and other long-term debt	988,748	8,100	3.26	1,038,062	8,100	3.11
Total interest-bearing liabilities	13,382,094	33,921	1.01	12,820,975	24,701	0.77
Noninterest-bearing liabilities:
Demand deposits	4,298,020			4,494,897
Other	324,025			341,465
Total Liabilities	18,004,139			17,657,337
Shareholders’ equity	2,269,093			2,215,389
Total Liabilities and Shareholders’ Equity	$20,273,232			$19,872,726
Net interest income/net interest margin (FTE)		163,194	3.42%		152,721	3.27%
Tax equivalent adjustment		(3,067)			(5,912)
Net interest income		$160,127			$146,809

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30, 2018 in comparison to the same period in 2017:

	2018 vs. 2017 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$4,977	$12,898	$17,875
Taxable investment securities	699	1,834	2,533
Tax-exempt investment securities	78	(729)	(651)
Equity securities	(72)	(71)	(143)
Loans held for sale	57	88	145
Other interest-earning assets	(570)	504	(66)
Total interest income	$5,169	$14,524	$19,693
Interest expense on:
Demand deposits	$182	$2,349	$2,531
Savings and money market deposits	101	3,506	3,607
Brokered deposits	563	—	563
Time deposits	(209)	1,304	1,095
Short-term borrowings	660	764	1,424
FHLB advances and other long-term debt	(392)	392	—
Total interest expense	$905	$8,315	$9,220
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component. The impact of the Tax Act on FTE interest income is included in "Rate" in the table above.

Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of 25 basis point rate increases to the Fed Funds Rate in June and December of 2017 and March and June of 2018. The additional 25 basis point increase to the Fed Funds Rate in September of 2018 did not have a significant impact on the Corporation's financial results for the three months ended September 30, 2018. The increases in the Fed Funds Rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the London Interbank Offered Rate ("LIBOR").

As summarized above, the 33 basis point increase in the yield on average interest-earning assets resulted in a $14.5 million increase in FTE interest income. The yield on the loan portfolio increased 32 basis points, or 7.8%, from the third quarter of 2017, as all variable and certain adjustable rate loans repriced to higher rates and yields on new loan originations exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the benefit of increases in index rates on adjustable rate loans may not be fully realized until future periods. Additionally, the increase in average interest-earning assets, primarily loans, since the third quarter of 2017 resulted in a $5.2 million increase in FTE interest income.

Interest expense increased $8.3 million primarily due to the 22 and 30 basis point increases in the rates on average interest-bearing demand deposits and savings and money market deposits, respectively. These rate increases contributed $2.3 million and $3.5 million to the increase in interest expense, respectively. In addition, the 19 basis point and 52 basis point increases in the rates on time deposits and short-term borrowings, respectively, contributed $1.3 million and $764,000 increases to interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,309,663	4.46%	$6,208,630	4.07%	$101,033	1.6%
Commercial – industrial, financial and agricultural	4,304,320	4.36	4,257,075	4.08	47,245	1.1
Real estate – residential mortgage	2,142,977	3.96	1,841,559	3.83	301,418	16.4
Real estate – home equity	1,474,011	4.99	1,569,898	4.48	(95,887)	(6.1)
Real estate – construction	969,575	4.58	943,029	4.05	26,546	2.8
Consumer	375,656	4.50	318,546	4.94	57,110	17.9
Leasing	276,456	4.66	247,159	4.91	29,297	11.9
Other	9,485	—	6,171	—	3,314	53.7
Total	$15,862,143	4.44%	$15,392,067	4.12%	$470,076	3.1%

Average loans increased $470.1 million, or 3.1%, compared to the third quarter of 2017. The increase was driven largely by growth in the residential mortgage and commercial mortgage portfolios, as well as the consumer, commercial loan, leasing and construction portfolios. The $301.4 million, or 16.4%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in the Virginia and Maryland markets. This growth was, in part, related to new product offerings and marketing efforts targeting specific customer segments. The $101.0 million, or 1.6%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized primarily in the Virginia, Maryland and Delaware markets.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2018		2017
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,298,020	—%	$4,494,897	—%	$(196,877)	(4.4)%
Interest-bearing demand	4,116,051	0.61	3,943,118	0.39	172,933	4.4
Savings and money market accounts	4,718,148	0.64	4,603,155	0.34	114,993	2.5
Total demand and savings	13,132,219	0.42	13,041,170	0.24	91,049	0.7
Brokered deposits	162,467	2.05	89,767	1.23	72,700	81.0
Time deposits	2,672,548	1.34	2,744,532	1.15	(71,984)	(2.6)
Total deposits	$15,967,234	0.59%	$15,875,469	0.40%	$91,765	0.6%

The $91.0 million, or 0.7%, increase in total demand and savings accounts reflected the net impact of a $196.9 million, or 4.4%, decline in noninterest-bearing demand deposits and increases of $172.9 million, or 4.4%, and $115.0 million, or 2.5%, in interest-bearing demand deposits and savings and money market deposits, respectively. The increase in total demand and savings deposits was primarily due to a $276.2 million, or 4.5%, increase in consumer account balances and a $131.6 million, or 54.7%, increase in other account balances, partially offset by a $228.8 million, or 5.0%, decrease in business account balances and $88.0 million, or 4.2%, decrease in municipal account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks ("Third-Party Deposit Sweep Arrangement"). The average balance in the omnibus accounts increased $72.7 million, or 81.0%, and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and considered to be a stable source of funding, with balances in the omnibus deposit accounts bearing interest at a rate based on the Fed Funds Rate.

Time deposits decreased $72.0 million, or 2.6%, as customer preferences continued to shift toward shorter-term, interest-bearing non-maturity deposits. The average cost of total deposits increased 19 basis points, to 0.59%, for the third quarter of 2018, compared to 0.40% for the third quarter of 2017. This increase resulted from the Fed Funds Rate increases in 2017 and 2018.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$148,660	0.17%	$176,415	0.15%	$(27,755)	(15.7)%
Customer short-term promissory notes	298,896	0.64	80,147	0.30	218,749	N/M
Total short-term customer funding	447,556	0.48	256,562	0.19	190,994	74.4
Federal funds purchased	145,793	1.97	90,453	1.21	55,340	61.2
Short-term FHLB advances (1)	130,783	2.20	55,326	1.24	75,457	136.4
Total short-term borrowings	724,132	1.09	402,341	0.57	321,791	80.0
Long-term debt:
FHLB advances	602,029	2.48	652,160	2.30	(50,131)	(7.7)
Other long-term debt	386,719	4.48	385,902	4.48	817	0.2
Total long-term debt	988,748	3.26	1,038,062	3.11	(49,314)	(4.8)
Total borrowings	$1,712,880	2.35%	$1,440,403	2.40%	$272,477	18.9%
(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful

Average total short-term borrowings increased $321.8 million, or 80.0%, primarily as a result of a $218.7 million increase in customer short-term promissory notes during the third quarter of 2018 as customers shifted deposit balances to higher-yielding short-term promissory notes. Federal funds purchased and short-term FHLB advances, combined, increased $130.8 million, or 89.7%, to provide additional funding as average loan growth outpaced the increase in average deposits.

Average long-term debt decreased $49.3 million, or 4.8%, to $988.7 million during the third quarter of 2018, compared to $1.0 billion during the same period of 2017.

Provision for Credit Losses

The provision for credit losses was $1.6 million for the third quarter of 2018, a decrease of $3.5 million from the third quarter of 2017, driven by improving overall credit performance

The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance, as determined through the Corporation's allowance methodology. The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. See the "Financial Condition" section of Management's Discussion under the heading "Provision and Allowance for Credit Losses" for details related to the Corporation's provision and allowance for credit losses.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Investment management and trust services	$13,066	$12,157	$909	7.5%
Other service charges and fees:
Merchant fees	5,006	4,398	608	13.8
Commercial loan interest rate swap fees	3,607	1,954	1,653	84.6
Debit card income	3,604	2,830	774	27.3
Letter of credit fees	983	1,056	(73)	(6.9)
Foreign exchange income	542	470	72	15.3
Other	1,691	1,543	148	9.6
Total other service charges and fees	15,433	12,251	3,182	26.0
Service charges on deposit accounts:
Overdraft fees	5,167	5,844	(677)	(11.6)
Cash management fees	4,472	3,624	848	23.4
Other	2,620	3,554	(934)	(26.3)
Total service charges on deposit accounts	12,259	13,022	(763)	(5.9)
Mortgage banking income:
Gains on sales of mortgage loans	3,659	3,560	99	2.8
Mortgage servicing income	1,237	1,245	(8)	(0.6)
Total mortgage banking income	4,896	4,805	91	1.9
Other income:
Credit card income	3,080	2,829	251	8.9
SBA lending income	530	565	(35)	(6.2)
Other income	1,755	1,748	7	0.4
Total other income	5,365	5,142	223	4.3
Total, excluding investment securities gains, net	51,019	47,377	3,642	7.7
Investment securities gains, net	14	4,597	(4,583)	N/M
Total	$51,033	$51,974	$(941)	(1.8)%
N/M - Not meaningful

Excluding investment securities gains, non-interest income increased $3.6 million, or 7.7%, in the third quarter of 2018 as compared to the same period in 2017. Investment management and trust services income increased $909,000, or 7.5%, with growth in both trust commissions and brokerage income, due to overall market performance and an increase in assets under management.

Other service charges and fees increased $3.2 million, or 26.0%, primarily due to a $1.7 million increase in commercial loan interest rate swap fees and increases in merchant fee and debit card income due to higher transaction volumes.

Service charges on deposit accounts decreased $763,000, or 5.9%, with decreases in overdraft fees and other service charges being partially offset by an increase in cash management fees. The increase in cash management fees and the decrease in other service charges largely reflects a classification change, effective in the first quarter of 2018, of certain types of deposit service charges. The decrease in overdraft fees reflects a processing change related to point-of-sale debit card transactions, which had the effect of decreasing the overall volume of overdraft charges to customers.

Investment securities gains decreased $4.6 million from the third quarter of 2017 as the prior year included higher gains on sales of equity securities. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Salaries and employee benefits	$76,770	$72,894	$3,876	5.3%
Net occupancy expense	12,578	12,180	398	3.3
Data processing and software	10,157	10,301	(144)	(1.4)
Other outside services	9,122	6,582	2,540	38.6
Professional fees	3,427	3,388	39	1.2
Equipment expense	3,000	3,298	(298)	(9.0)
FDIC insurance expense	2,814	3,007	(193)	(6.4)
State taxes	2,707	2,830	(123)	(4.3)
Marketing	2,692	2,089	603	28.9
Amortization of tax credit investments	1,637	3,503	(1,866)	(53.3)
Other	10,509	12,085	(1,576)	(13.0)
Total	$135,413	$132,157	$3,256	2.5%

The $3.9 million, or 5.3%, increase in salaries and employee benefits reflects the net impact of a $3.1 million increase in employee salaries, mainly due to normal merit increases, and higher health insurance expense. Average full time equivalent employees decreased by 44, or 1.2%.

Net occupancy expense increased $398,000, or 3.3%, due mainly to additional depreciation expense resulting from renovations of certain branch properties. Equipment expense decreased $298,000, or 9.0%, due to vendor rebates earned in 2018.

In October of 2018, two of the Corporation's bank subsidiaries, FNB Bank, N.A. and Swineford National Bank, were merged into its lead bank, Fulton Bank, N.A. As a result of costs incurred to prepare for the merger, other outside services increased $2.5 million, or 38.6%, for the three months ended September 30, 2018 in comparison to the same period in 2017.

Marketing expense increased $603,000, or 28.9%, due to an increase in promotions, primarily targeting deposit generation.

Amortization of tax credit investments decreased $1.9 million, or 53.3%, in the third quarter of 2018 as compared to the same period in 2017 as one significant historical tax credit project was fully amortized in 2017. Other expense decreased $1.6 million, or 13.0%, due to lower mortgage loan repurchase losses and expenses related to other real estate owned.

Income Taxes

Income tax expense for the third quarter of 2018 was $8.5 million, a $4.2 million, or 32.8%, decrease from $12.6 million for the third quarter of 2017. This decrease resulted primarily from the passage of the Tax Act, which lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21% partially offset by the impact of a $12.6 million increase in income before taxes in the third quarter of 2018. The Corporation’s ETR was 11.5% for the three months ended September 30, 2018, as compared to 20.5% in the same period of 2017. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

In July 2018, the State of New Jersey enacted new tax legislation that created a temporary corporate surtax effective for tax years 2018 through 2021 and adopted mandatory combined reporting beginning in 2019. Overall, this tax legislation had an immaterial impact on income tax expense for the three months ended September 30, 2018 as the increase in current state tax expense was offset by a net decrease in deferred tax expense related to the re-measurement of net deferred tax assets and the impact of applying combined reporting.

During the three months ended September 30, 2018, the re-measurement of deferred tax assets resulting from the Tax Act was finalized, resulting in an $809,000 increase to net deferred tax assets, with a corresponding decrease to income tax expense. The

Corporation also finalized its 2017 federal income tax return during the third quarter, which resulted in a $1.0 million decrease to income tax expense to adjust previously estimated items.

Excluding the impact of the discrete items noted above, the ETR for the three months ended September 30, 2018 would have been 13.9%.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Net Interest Income

FTE net interest income increased $33.1 million, to $476.5 million, in the first nine months of 2018, from $443.3 million in the same period in 2017. The increase was due to a $689.5 million, or 3.8%, increase in average interest-earning assets and a 12 basis point increase in the net interest margin, to 3.39%, for the first nine months of 2018, compared to 3.27% for the same period in 2017. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% and 35% federal tax rate and statutory interest expense disallowances for the nine months ended September 30, 2018 and 2017, respectively. The enactment of the Tax Act resulted in a 7 basis point decrease in average yields on interest-earning assets and net interest margin in 2018 as compared to 2017, as a result of the impact of the Tax Act on calculated FTE yields on tax-exempt loans and investment securities.

	Nine months ended September 30
	2018			2017
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (2)	$15,764,587	$509,596	4.32%	$15,127,569	$458,753	4.05%
Taxable investment securities (3)	2,233,972	41,034	2.45	2,117,127	34,811	2.19
Tax-exempt investment securities (3)	412,496	11,307	3.64	405,728	13,268	4.34
Equity securities (3)	167	5	N/M	10,391	467	6.01
Total investment securities	2,646,635	52,346	2.63	2,533,246	48,546	2.55
Loans held for sale	23,175	888	5.11	19,378	631	4.34
Other interest-earning assets	345,512	4,016	1.55	410,250	3,311	1.08
Total interest-earning assets	18,779,909	566,846	4.03	18,090,443	511,241	3.78
Noninterest-earning assets:
Cash and due from banks	102,352			107,029
Premises and equipment	231,195			218,700
Other assets	1,121,267			1,170,466
Less: Allowance for loan losses	(162,368)			(172,145)
Total Assets	$20,072,355			$19,414,493
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$4,009,596	$15,341	0.51%	$3,762,439	$8,865	0.32%
Savings deposits	4,584,377	17,481	0.51	4,372,453	8,883	0.27
Brokered deposits	107,569	1,511	1.88	30,251	277	1.23
Time deposits	2,660,008	25,220	1.27	2,726,693	22,684	1.11
Total interest-bearing deposits	11,361,550	59,553	0.70	10,891,836	40,709	0.50
Short-term borrowings	880,745	7,079	1.07	581,511	2,407	0.55
FHLB advances and other long-term debt	973,751	23,761	3.26	1,033,159	24,812	3.21
Total interest-bearing liabilities	13,216,046	90,393	0.91	12,506,506	67,928	0.73
Noninterest-bearing liabilities:
Demand deposits	4,275,443			4,395,421
Other	333,832			333,250
Total Liabilities	17,825,321			17,235,177
Shareholders’ equity	2,247,034			2,179,316
Total Liabilities and Shareholders’ Equity	$20,072,355			$19,414,493
Net interest income/net interest margin (FTE)		476,453	3.39%		443,313	3.27%
Tax equivalent adjustment		(8,941)			(17,362)
Net interest income		$467,512			$425,951

(1)	Includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
N/M - Not meaningful

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the nine months ended September 30, 2018 in comparison to the same period of 2017:

	2018 vs. 2017 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$19,864	$30,979	$50,843
Taxable investment securities	2,000	4,223	6,223
Tax-exempt investment securities	79	(2,040)	(1,961)
Equity securities	(542)	80	(462)
Loans held for sale	135	122	257
Other interest-earning assets	(322)	1,027	705
Total interest income	$21,214	$34,391	$55,605
Interest expense on:
Demand deposits	$646	$5,830	$6,476
Savings and money market deposits	451	8,147	8,598
Brokered deposits	1,021	213	1,234
Time deposits	(247)	2,783	2,536
Short-term borrowings	1,651	3,021	4,672
FHLB advances and other long-term debt	(1,234)	183	(1,051)
Total interest expense	$2,288	$20,177	$22,465
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component. The impact of the Tax Act on FTE interest income is included in "Rate" in the table above.

Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of 25 basis point increases to the Fed Funds Rate in June and December of 2017 and March and June of 2018. The additional 25 basis point increase to the Fed Funds Rate in September of 2018 did not have a significant impact on the Corporation's financial results for the nine months ended September 30, 2018. The increases in the Fed Funds Rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the LIBOR.

As summarized above, the 25 basis point increase in the yield on average interest-earning assets resulted in a $34.4 million increase in FTE interest income. The yield on the loan portfolio increased 27 basis points, or 6.7%, from the same period of 2017, as all variable and certain adjustable rate loans repriced to higher rates and yields on new loan originations exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decreases. As such, the benefit of increases in index rates on adjustable rate loans may not be fully realized until future periods. In addition, the increase in average interest-earning assets, primarily loans, in comparison to the first nine months of 2017 resulted in a $21.2 million increase in FTE interest income.

Interest expense increased $22.5 million, primarily due to the 19 and 24 basis point increases in the rates on average interest-bearing demand deposits and savings and money market deposits, respectively. These rate increases contributed $5.8 million and $8.1 million to the increase in interest expense, respectively. In addition, the 16 basis point and 52 basis point increases in the rates on time deposits and short-term borrowings, respectively, resulted in $2.8 million and $3.0 million increases to interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,304,687	4.32%	$6,137,824	4.02%	$166,863	2.7%
Commercial – industrial, financial and agricultural	4,309,408	4.26	4,227,918	3.99	81,490	1.9
Real estate – residential mortgage	2,043,223	4.82	1,729,799	3.79	313,424	18.1
Real estate – home equity	1,505,069	3.90	1,590,117	4.33	(85,048)	(5.3)
Real estate – construction	977,327	4.40	894,146	4.00	83,181	9.3
Consumer	345,937	4.53	301,414	5.07	44,523	14.8
Leasing	269,903	4.59	241,843	4.44	28,060	11.6
Other	9,033	—	4,508	—	4,525	100.4
Total	$15,764,587	4.32%	$15,127,569	4.05%	$637,018	4.2%

Average loans increased $637.0 million, or 4.2%, compared to the first nine months of 2017. The increase was across most loan categories, driven largely by growth in the residential mortgage and commercial mortgage portfolios. The $313.4 million, or 18.1%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in Maryland and Virginia. This growth was, in part, related to new product offerings and marketing efforts targeting specific customer segments. The $166.9 million, or 2.7%, increase in commercial mortgages occurred in both owner-occupied and investment property types and was realized across most geographic markets. The $83.2 million, or 9.3%, increase in construction loans and the $81.5 million, or 1.9%, increase in commercial loans occurred in most geographic markets and the growth was spread across a broad range of industries.

Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2018		2017
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,275,443	—%	$4,395,421	—%	$(119,978)	(2.7)%
Interest-bearing demand	4,009,596	0.51	3,762,439	0.32	247,157	6.6
Savings and money market accounts	4,584,377	0.51	4,372,453	0.27	211,924	4.8
Total demand and savings	12,869,416	0.34	12,530,313	0.19	339,103	2.7
Brokered deposits	107,569	1.88	30,251	1.23	77,318	2.6
Time deposits	2,660,008	1.27	2,726,693	1.11	(66,685)	(2.4)
Total deposits	$15,636,993	0.51%	$15,287,257	0.36%	$349,736	2.3%

The $339.1 million, or 2.7%, increase in total demand and savings accounts reflected the net impact of a $120.0 million, or 2.7%, decline in noninterest-bearing demand deposits and increases of $247.2 million, or 6.6%, and $211.9 million, or 4.8% in interest-bearing demand deposits and savings and money market deposits, respectively. The increase in total demand and savings deposits was primarily due to a $410.4 million, or 6.9%, increase in consumer account balances and a $132.2 million, or 60.8%, increase in other account balances, partially offset by a $187.7 million, or 4.2%, decrease in business account balances and $15.8 million, or 0.8%, decrease in municipal account balances.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks ("Third-Party Deposit Sweep Arrangement"). The average balance in the omnibus accounts was $107.6 million for the nine months ended September 30, 2018 compared to $30.3 million for the three and nine months ended September 30, 2017 and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and a stable source of funding, with balances in the omnibus deposit accounts bearing interest at a rate based on the Fed Funds Rate.

Time deposits decreased $66.7 million, or 2.4%, as customer preferences continued to shift toward shorter-term, interest-bearing non-maturity deposits. The average cost of total deposits increased 15 basis points to 0.51% for the first nine months of 2018, compared to 0.36% for the same period of 2017.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2018		2017		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$162,345	0.17%	$191,740	0.11%	$(29,395)	(15.3)%
Customer short-term promissory notes	307,854	0.57	79,230	0.13	228,624	N/M
Total short-term customer funding	470,199	0.43	270,970	0.12	199,229	73.5
Federal funds purchased	307,114	1.70	212,885	0.92	94,229	44.3
Short-term FHLB advances (1)	103,432	2.06	97,656	0.94	5,776	5.9
Total short-term borrowings	880,745	1.07	581,511	0.55	299,234	51.5
Long-term debt:
FHLB advances	587,226	2.46	636,898	2.31	(49,672)	(7.8)
Other long-term debt	386,525	4.47	396,261	4.65	(9,736)	(2.5)
Total long-term debt	973,751	3.26	1,033,159	3.21	(59,408)	(5.8)
Total borrowings	$1,854,496	2.22%	$1,614,670	2.25%	$239,826	14.9%
(1) Represents FHLB advances with an original maturity term of less than one year.
N/M - Not meaningful

Average total short-term borrowings increased $299.2 million, or 51.5%, primarily as a result of a $228.6 million increase in customer short-term promissory notes during the first nine months of 2018 as customers shifted deposit balances to higher-yielding short-term promissory notes.

Average long-term debt decreased $59.4 million, or 5.8%, to $973.8 million during the first nine months of 2018, compared to $1.0 billion during the same period of 2017.

Provision for Credit Losses

The provision for credit losses was $38.7 million for the first nine months of 2018, an increase of $22.1 million from the same period in 2017, driven mainly by the $36.8 million provision for credit losses recorded during the second quarter of 2018 for the Commercial Relationship.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Investment management and trust services	$38,740	$36,097	$2,643	7.3%
Other service charges and fees:
Merchant fees	14,041	12,536	1,505	12.0
Debit card income	9,498	8,379	1,119	13.4
Commercial loan interest rate swap fees	7,291	8,780	(1,489)	(17.0)
Letter of credit fees	2,931	3,366	(435)	(12.9)
Foreign exchange income	1,666	1,249	417	33.4
Other	5,090	4,720	370	7.8
Total other service charges and fees	40,517	39,030	1,487	3.8
Service charges on deposit accounts:
Overdraft fees	15,404	16,961	(1,557)	(9.2)
Cash management fees	13,241	10,775	2,466	22.9
Other	7,846	10,600	(2,754)	(26.0)
Total service charges on deposit accounts	36,491	38,336	(1,845)	(4.8)
Mortgage banking income:
Gains on sales of mortgage loans	10,158	10,122	36	0.4
Mortgage servicing income	4,094	5,420	(1,326)	(24.5)
Total mortgage banking income	14,252	15,542	(1,290)	(8.3)
Other Income:
Credit card income	8,762	8,143	619	7.6
SBA lending income	1,733	2,156	(423)	(19.6)
Other income	5,470	4,575	895	19.6
Total other income	15,965	14,874	1,091	7.3
Total, excluding investment securities gains, net	145,965	143,879	2,086	1.4
Investment securities gains, net	37	7,139	(7,102)	N/M
Total	$146,002	$151,018	$(5,016)	(3.3)%
N/M - Not meaningful

Excluding investment securities gains, non-interest income increased $2.1 million, or 1.4%, in the first nine months of 2018 as compared to the same period in 2017.

Investment management and trust services income increased $2.6 million, or 7.3%, with growth in both trust commissions and brokerage income, due to overall market performance and an increase in assets under management.

Other service charges and fees increased $1.5 million, or 3.8%, primarily due to increases in merchant fees and debit card income and foreign exchange income as transaction volumes increased, partially offset by a decrease in commercial loan interest rate swap fees, resulting from lower new commercial loan originations in 2018.

Service charges on deposit accounts decreased $1.8 million, or 4.8%, with decreases in overdraft fees and other service charges being partially offset by an increase in cash management fees. The increase in cash management fees and the decrease in other service charges largely reflects a classification change, effective in the first quarter of 2018, of certain types of deposit service charges. The decrease in overdraft fees reflects a processing change related to point-of-sale debit card transactions, which had the effect of decreasing the overall volume of overdraft charges to customers.

Mortgage servicing income decreased $1.3 million, or 24.5%, as 2017 included a $1.3 million reduction to the MSR valuation allowance. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details.

Credit card income grew $619,000, or 7.6%, as a result of higher transaction volumes. Other income increased $895,000, or 19.6%, primarily due to gains realized in the bank-owned life insurance portfolio.

Investment securities gains decreased $7.1 million as 2017 included gains on sales of financial institution common stocks. See Note 4, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Salaries and employee benefits	$227,457	$216,626	$10,831	5.0%
Net occupancy expense	38,970	37,159	1,811	4.9
Data processing and software	31,083	28,334	2,749	9.7
Other outside services	24,814	19,836	4,978	25.1
Professional fees	10,615	9,056	1,559	17.2
Equipment expense	9,968	9,691	277	2.9
FDIC insurance expense	8,430	7,431	999	13.4
State taxes	7,463	7,730	(267)	(3.5)
Marketing	7,277	6,309	968	15.3
Amortization of tax credit investments	4,911	7,652	(2,741)	(35.8)
Other	34,431	37,303	(2,872)	(7.7)
Total	$405,419	$387,127	$18,292	4.7%

The $10.8 million, or 5.0%, increase in salaries and employee benefits expense was driven by salaries, reflecting annual merit increases. In addition, expenses for stock compensation and certain incentive compensation plans were higher in 2018. Benefits expenses decreased slightly, as severance costs were more than offset by lower pension expense and health insurance costs.

Net occupancy expenses increased $1.8 million, or 4.9%, primarily due to higher snow removal and utilities costs in the first half of the year, and additional depreciation and amortization related to branch renovations.

Data processing and software expense increased $2.7 million, or 9.7%, reflecting higher transaction volumes and new processing platforms. In addition, 2017 expense was lower as a result of renegotiated contracts.

Other outside services increased $5.0 million, or 25.1%, largely due to consulting services related to various banking and technology initiatives, as well as costs associated with merging subsidiary bank charters.

Professional fees increased $1.6 million, or 17.2%, driven by higher legal expenses. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.

FDIC insurance expense increased $999,000, or 13.4%, reflecting higher premium assessments for the Corporation's largest banking subsidiary, which became subject to the "large bank" premium calculation applicable to institutions with $10 billion or more in assets as of July 1, 2017.

Amortization of tax credit investments decreased $2.7 million, or 35.8%, as 2017 included a significant historical tax credit project that was fully amortized in 2017.

Other expenses decreased $2.9 million, or 7.7%. This expense category is the aggregate of various items that are not individually significant, but can experience period to period volatility. The decrease reflects lower other real estate owned expenses, as well as lower postage and telephone expense.

Income Taxes

Income tax expense for the first nine months of 2018 was $19.1 million, a $16.4 million, or 46.3%, decrease from $35.5 million for the same period in 2017. This decrease was primarily a result of the reduction of the U.S. corporate income tax rate following the passage of the Tax Act, which lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21%. The Corporation’s ETR was 11.3% for the nine months ended September 30, 2018, as compared to 20.5% in the same period of 2017. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

The ETR in any quarter may be positively or negatively affected by adjustments that are required to be reported in the specific quarter of resolution or the impacts of legislated changes in Federal or state taxes. See "Income Taxes" in the "Quarter Ended September 30, 2018 compared to the Quarter Ended September 30, 2017" section of this Management's Discussion for details on discrete tax items impacting expense during the period.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

			Increase (Decrease)
	September 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$90,361	$108,291	$(17,930)	(16.6)%
Other interest-earning assets	388,256	354,566	33,690	9.5
Loans held for sale	27,525	31,530	(4,005)	(12.7)
Investment securities	2,635,413	2,547,956	87,457	3.4
Loans, net of allowance	15,767,283	15,598,337	168,946	1.1
Premises and equipment	231,236	222,802	8,434	3.8
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	693,180	641,867	51,313	8.0
Total Assets	$20,364,810	$20,036,905	$327,905	1.6%
Liabilities and Shareholders’ Equity
Deposits	$16,249,014	$15,797,532	$451,482	2.9%
Short-term borrowings	485,565	617,524	(131,959)	(21.4)
Long-term debt	992,115	1,038,346	(46,231)	(4.5)
Other liabilities	355,102	353,646	1,456	0.4
Total Liabilities	18,081,796	17,807,048	274,748	1.5
Total Shareholders’ Equity	2,283,014	2,229,857	53,157	2.4
Total Liabilities and Shareholders’ Equity	$20,364,810	$20,036,905	$327,905	1.6%

Investment Securities

The following table presents the carrying amount of investment securities:

			Increase (Decrease)
	September 30, 2018	December 31, 2017	$	%
	(dollars in thousands)

Available for Sale
U.S. Government sponsored agency securities	$31,091	$5,938	$25,153	N/M
State and municipal securities	261,140	408,949	(147,809)	(36.1)%
Corporate debt securities	92,290	97,309	(5,019)	(5.2)
Collateralized mortgage obligations	797,234	602,623	194,611	32.3
Residential mortgage-backed securities	478,177	1,120,796	(642,619)	(57.3)
Commercial mortgage-backed securities	245,751	212,755	32,996	15.5
Auction rate securities	103,133	98,668	4,465	4.5
Total debt securities	2,008,816	2,547,038	(538,222)	(21.1)
Equity securities	—	918	(918)	(100.0)
Total	$2,008,816	$2,547,956	$(539,140)	(21.2)%

Held to Maturity
State and municipal securities	$156,267	$—	$156,267	N/M
Residential mortgage-backed securities	470,330	—	470,330	N/M
Total	$626,597	—	$626,597	N/M

N/M - Not meaningful

U.S. Government sponsored agency securities increased $25.2 million during the first nine months of 2018, collateralized mortgage obligations increased $194.6 million, or 32.3%, and commercial mortgage-backed securities increased $33.0 million, or 15.5%. Cash flows from maturities and repayments of residential mortgage-backed securities were reinvested in these investment categories to diversify the portfolio into securities with limited term extension should rates continue to increase.

On August 1, 2018, the Corporation transferred debt securities totaling $641.7 million from the available for sale classification to the held to maturity classification. These securities consisted of $485.3 million and $156.4 million of residential mortgage-backed securities and state and municipal securities, respectively. The transfer was accounted for at estimated fair value. These securities were transferred as the Corporation has the positive intent and ability to hold these securities to maturity.

Loans, net of Allowance for Loan Losses

The following table presents ending balances of loans outstanding, net of unearned income:

			Increase (Decrease)
	September 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,337,984	$6,364,804	$(26,820)	(0.4)%
Commercial – industrial, financial and agricultural	4,288,823	4,300,297	(11,474)	(0.3)
Real estate – residential mortgage	2,173,548	1,954,711	218,837	11.2
Real estate – home equity	1,469,152	1,559,719	(90,567)	(5.8)
Real estate – construction	979,857	1,006,935	(27,078)	(2.7)
Consumer	390,708	313,783	76,925	24.5
Leasing, other and overdrafts	285,021	267,998	17,023	6.4
Loans, net of unearned income	15,925,093	15,768,247	156,846	1.0
Allowance for loan losses	(157,810)	(169,910)	12,100	(7.1)
Loans, net of allowance for loan losses	$15,767,283	$15,598,337	$168,946	1.1%

Loans, net of unearned income, increased $156.8 million, or 1.0%, in comparison to December 31, 2017. During the first nine months of 2018, several items partially offset loan growth, particularly in the commercial loan portfolios, including line borrowings declining and certain criticized and classified credits paying off. In addition, there were higher than normal prepayments, primarily as a result of intensified competition and pricing pressure during the first nine months of 2018 in many of the markets in which the Corporation operates.

Residential mortgage loans increased $218.8 million, or 11.2%, compared to December 31, 2017, with the growth occurring in Virginia ($125.5 million, or 28.8%), New Jersey ($84.7 million, or 31.5%), Pennsylvania ($13.0 million, or 1.8%), and Delaware ($5.9 million, or 7.1%). The Corporation continues to retain certain types of residential mortgage loans in its portfolio rather than selling such loans in the secondary market.

Consumer loans and leasing and other loans increased $76.9 million, or 24.5%, and $17.0 million, or 6.4%, respectively. The increases were realized across most markets and result from continued focus on growing the indirect loan portfolio.

Real estate - home equity loans decreased $90.6 million, or 5.8%, compared to December 31, 2017 with declines experienced in all markets. This decrease continues recent downward trends in this loan type.

Construction loans decreased $27.1 million, or 2.7%, in comparison to December 31, 2017. Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Approximately $7.3 billion, or 46.0%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2018. The Corporation's internal policy limits its maximum total lending commitment to an individual borrowing relationship to $55 million as of September 30, 2018. In addition to this policy, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. Effective January 1, 2018, the federal banking agencies increased the threshold for defining a shared national credit to $100 million from $20 million.

Below is a summary of outstanding shared national credits:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial - industrial, financial and agricultural	$56,871	$156,277
Real estate - commercial mortgage	—	110,658
Total	$56,871	$266,935
Total shared national credits decreased $210.1 million, or 78.7%, in comparison to December 31, 2017 as a result of the new threshold. The Corporation's shared national credits are to borrowers located in its geographic markets, and are granted subject to the Corporation's standard underwriting policies. None of the shared national credits were past due as of September 30, 2018 or December 31, 2017.

Provision and Allowance for Credit Losses

The following table presents the components of the allowance for credit losses:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Allowance for loan losses	$157,810	$169,910
Reserve for unfunded lending commitments	10,016	6,174
Allowance for credit losses	$167,826	$176,084

Allowance for loan losses to loans outstanding	0.99%	1.08%
Allowance for credit losses to loans outstanding	1.05%	1.12%
Management believes that the allowance for credit losses of $167.8 million as of September 30, 2018 is sufficient to cover incurred losses in the loan and lease portfolio, unfunded lending commitments and letters of credit as of that date and is appropriate under U.S. GAAP.

The allowance for loan losses decreased $12.1 million, or 7.1%, from December 31, 2017 primarily driven by improvements in overall risk ratings for commercial loans and mortgages, as well as improvements in overall delinquency. As a result, the allowance for loan losses to loans outstanding decreased by 9 basis points to 0.99%. The total allowance for credit losses, which includes reserves for all lending-related credit exposures, decreased $8.3 million, or 4.7%, from December 31, 2017 and, as a result, the allowance for credit losses to loans outstanding decreased by 7 basis points, to 1.05%.

As of September 30, 2018, the reserve for unfunded lending commitments was $10.0 million. The reserve for unfunded lending commitments increased $3.8 million, or 62.2%, from December 31, 2017 to September 30, 2018 mainly as a result of additional loss allocations relating to one specific customer relationship which occurred during the first quarter of 2018. The exposure to this customer relationship is fully reserved. In addition, $2.9 million was allocated during the second quarter of 2018 related to the Commercial Relationship referenced in the Overview section.

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(dollars in thousands)
Average balance of loans, net of unearned income	$15,862,143	$15,392,067	$15,764,587	$15,127,569

Balance of allowance for credit losses at beginning of period	$169,247	$174,998	$176,084	$171,325
Loans charged off:
Real estate – commercial mortgage	650	483	1,283	1,949
Commercial – industrial, financial and agricultural	3,541	2,714	46,178	13,594
Real estate – residential mortgage	483	195	1,128	535
Real estate – home equity	743	547	1,967	1,837
Real estate – construction	212	2,744	976	3,765
Consumer	672	373	2,276	1,659
Leasing, other and overdrafts	582	739	1,632	2,578
Total loans charged off	6,883	7,795	55,440	25,917
Recoveries of loans previously charged off:
Real estate – commercial mortgage	928	106	1,528	1,490
Commercial – industrial, financial and agricultural	731	665	2,347	6,830
Real estate – residential mortgage	317	219	520	600
Real estate – home equity	217	252	694	604
Real estate – construction	664	629	1,414	1,550
Consumer	390	193	1,015	899
Leasing, other and overdrafts	595	407	957	793
Total recoveries	3,842	2,471	8,475	12,766
Net loans charged off	3,041	5,324	46,965	13,151
Provision for credit losses	1,620	5,075	38,707	16,575
Balance of allowance for credit losses at end of period	$167,826	$174,749	$167,826	$174,749

Net charge-offs to average loans (annualized)	0.08%	0.14%	0.40%	0.12%
The provision for credit losses for the three months ended September 30, 2018 was $1.6 million, a decrease of $3.5 million in comparison to the same period in of 2017. For the nine months ended September 30, 2018, the provision for credit losses was $38.7 million, an increase of $22.1 million in comparison to the same period of 2017. The increase in the provision for credit losses for the nine months ended September 30, 2018 in comparison to the same period in 2017 was driven primarily by a $36.8 million provision related to the Commercial Relationship.
Net charge-offs decreased $2.3 million, to $3.0 million for the third quarter of 2018, compared to $5.3 million for the third quarter of 2017, resulting in a 6 basis point decrease in annualized net charge-offs as a percentage of average loans. Net charge-offs increased $33.8 million, to $47.0 million, for the first nine months of 2018, compared to $13.2 million for the same period of 2017, resulting in a 28 basis point increase in net charge-offs as a percentage of average loans. This increase was a result of the $33.9 million charge-off related to the Commercial Relationship during the second quarter of 2018.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2018:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Three months ended September 30, 2018
Balance of non-accrual loans at June 30, 2018	$43,617	$35,308	$9,121	$14,269	$8,801	$—	$—	$111,116
Additions	6,695	1,885	781	1,591	1,313	672	239	13,176
Payments	(4,187)	(3,635)	(1,000)	(99)	(688)	—	—	(9,609)
Charge-offs	(3,541)	(650)	(212)	(483)	(743)	(672)	(239)	(6,540)
Transfers to accrual status	—	—	—	—	(361)	—	—	(361)
Transfers to OREO	(57)	(757)	—	(258)	(277)	—	—	(1,349)
Balance of non-accrual loans at September 30, 2018	$42,527	$32,151	$8,690	$15,020	$8,045	$—	$—	$106,433

Nine months ended September 30, 2018
Balance of non-accrual loans at December 31, 2017	$52,904	$34,822	$12,197	$15,691	$9,135	$—	$—	$124,749
Additions	61,434	15,772	1,003	2,812	4,303	2,276	499	88,099
Payments	(24,280)	(13,538)	(3,534)	(408)	(1,607)	—	—	(43,367)
Charge-offs	(46,178)	(1,283)	(976)	(1,128)	(1,967)	(2,276)	(499)	(54,307)
Transfers to accrual status	(457)	(604)	—	(37)	(519)	—	—	(1,617)
Transfers to OREO	(896)	(3,018)	—	(1,910)	(1,300)	—	—	(7,124)
Balance of non-accrual loans at September 30, 2018	$42,527	$32,151	$8,690	$15,020	$8,045	$—	$—	$106,433

Non-accrual loans decreased $4.7 million, or 4.2%, and $18.3 million, or 14.7%, in comparison to June 30, 2018 and December 31, 2017, respectively. The Corporation realized a decrease in non-accrual loans as a result of payoffs and charge-offs exceeding additions to non-accrual loans in each period.

The following table summarizes non-performing loans, by type, as of the indicated dates:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial – industrial, financial and agricultural	$43,391	$54,309
Real estate – commercial mortgage	37,393	35,447
Real estate – residential mortgage	19,076	20,971
Real estate – home equity	10,082	11,507
Real estate – construction	9,784	12,197
Consumer	280	296
Leasing	90	32
Total non-performing loans	$120,096	$134,759

Non-performing loans decreased $14.7 million, or 10.9%, in comparison to December 31, 2017. Non-performing loans as a percentage of total loans were 0.75% at September 30, 2018 in comparison to 0.85% at December 31, 2017.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Non-accrual loans	$106,433	$124,749
Loans 90 days or more past due and still accruing	13,663	10,010
Total non-performing loans	120,096	134,759
Other real estate owned (OREO)	10,684	9,823
Total non-performing assets	$130,780	$144,582
Non-accrual loans to total loans	0.67%	0.79%
Non-performing assets to total assets	0.64%	0.72%
Allowance for loan losses to non-performing loans	131.4%	126.1%
Allowance for credit losses to non-performing loans	139.7%	130.7%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	September 30, 2018	December 31, 2017
	(in thousands)
Real-estate - residential mortgage	$24,810	$26,016
Real-estate - commercial mortgage	15,690	13,959
Real estate - home equity	16,208	15,558
Commercial	10,342	10,820
Consumer	8	26
Total accruing TDRs	67,058	66,379
Non-accrual TDRs (1)	23,238	29,051
Total TDRs	$90,296	$95,430
(1) Included with non-accrual loans in the preceding table.

TDRs modified during the first nine months of 2018 and still outstanding as of September 30, 2018 totaled $15.0 million. During the first nine months of 2018, $7.8 million of TDRs that were modified in the previous 12 months had a payment default, which is defined as a single missed scheduled payment subsequent to modification.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2018	December 31, 2017
	(in thousands)
Residential properties	$4,251	$4,562
Commercial properties	4,928	3,331
Undeveloped land	1,505	1,930
Total OREO	$10,684	$9,823

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

Total internally risk-rated loans were $11.5 billion and $11.6 billion as of September 30, 2018 and December 31, 2017, respectively. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans) or Substandard or lower (considered "classified" loans), by class segment.

	Special Mention		Increase (Decrease)		Substandard or lower		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2018	December 31, 2017	$	%	September 30, 2018	December 31, 2017	$	%	September 30, 2018	December 31, 2017
	(dollars in thousands)
Real estate - commercial mortgage	$170,362	$147,604	$22,758	15.4%	$134,794	$150,804	$(16,010)	(10.6)%	$305,156	$298,408
Commercial - secured	150,310	121,842	28,468	23.4	138,604	179,113	(40,509)	(22.6)	288,914	300,955
Commercial -unsecured	3,898	5,478	(1,580)	(28.8)	3,932	2,759	1,173	42.5	7,830	8,237
Total Commercial - industrial, financial and agricultural	154,208	127,320	26,888	21.1	142,536	181,872	(39,336)	(21.6)	296,744	309,192
Construction - commercial residential	7,677	5,259	2,418	46.0	8,379	14,084	(5,705)	(40.5)	16,056	19,343
Construction - commercial	552	846	(294)	(34.8)	3,616	3,752	(136)	(3.6)	4,168	4,598
Total real estate - construction (excluding construction - other)	8,229	6,105	2,124	34.8	11,995	17,836	(5,841)	(32.7)	20,224	23,941
Total	$332,799	$281,029	$51,770	18.4%	$289,325	$350,512	$(61,187)	(17.5)%	$622,124	$631,541

% of total risk-rated loans	2.9%	2.4%			2.5%	3.0%			5.4%	5.4%

The following table summarizes loan delinquency rates, by type, as of the dates indicated:

	September 30, 2018			December 31, 2017
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.22%	0.59%	0.81%	0.21%	0.56%	0.77%
Commercial – industrial, financial and agricultural	0.20%	1.01%	1.21%	0.24%	1.26%	1.50%
Real estate – construction	0.04%	1.00%	1.04%	0.11%	1.21%	1.32%
Real estate – residential mortgage	1.07%	0.88%	1.95%	0.96%	1.08%	2.04%
Real estate – home equity	0.81%	0.69%	1.50%	0.81%	0.74%	1.55%
Consumer, leasing and other	0.87%	0.05%	0.92%	0.83%	0.06%	0.89%
Total	0.40%	0.75%	1.15%	0.39%	0.85%	1.24%
Total dollars (in thousands)	$63,811	$120,096	$183,907	$61,509	$134,759	$196,268

(1)	Includes non-accrual loans.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

			Increase (Decrease)
	September 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,216,064	$4,437,294	$(221,230)	(5.0)%
Interest-bearing demand	4,289,181	4,018,107	271,074	6.7
Savings and money market accounts	4,878,982	4,586,746	292,236	6.4
Total demand and savings	13,384,227	13,042,147	342,080	2.6
Brokered deposits	164,601	90,473	74,128	81.9
Time deposits	2,700,186	2,664,912	35,274	1.3
Total deposits	$16,249,014	$15,797,532	$451,482	2.9%

Total demand and savings accounts increased $342.1 million, or 2.6%, reflecting the net impact of a $221.2 million, or 5.0%, decline in noninterest-bearing demand deposits and increases of $271.1 million, or 6.7%, and $292.2 million, or 6.4% in interest-bearing demand deposits and savings and money market deposits, respectively. The $342.1 million increase was due to a $258.4 million, or 13.5%, increase in municipal accounts, a $134.5 million, or 43.7%, in other accounts and a $118.9 million, or 1.9%, increase in consumer accounts, partially offset by a $169.7 million, or 3.8%, decrease in business accounts. Brokered deposits and time deposits increased $74.1 million, or 81.9%, and $35.3 million, or 1.3%, respectively.

The following table presents ending short-term borrowings and long-term debt, by type, as of the dates indicated:

			Increase (Decrease)
	September 30, 2018	December 31, 2017	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$82,741	$172,017	$(89,276)	(51.9)%
Customer short-term promissory notes	267,824	225,507	42,317	18.8
Total short-term customer funding	350,565	397,524	(46,959)	(11.8)
Federal funds purchased	50,000	220,000	(170,000)	(77.3)
Short-term FHLB advances (1)	85,000	—	85,000	N/M
Total short-term borrowings	485,565	617,524	(131,959)	(21.4)
Long-term debt:
FHLB advances	602,013	652,113	(50,100)	(7.7)
Other long-term debt	390,102	386,233	3,869	1.0
Total long-term debt	992,115	1,038,346	(46,231)	(4.5)
Total borrowings	$1,477,680	$1,655,870	$(178,190)	(10.8)%

N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total borrowings decreased $178.2 million, or 10.8%, primarily due to a $132.0 million, or 21.4%, decrease in short-term borrowings. The decrease in short-term borrowings was mainly in federal funds purchased, as borrowings were reduced with funding provided by deposit growth. The decrease of $50.1 million, or 7.7%, in long-term FHLB advances was the result of a maturity which was replaced with other borrowed funds.

Shareholders' Equity

Total shareholders’ equity increased $53.2 million during the first nine months of 2018. The increase was due primarily to $150.3 million of net income, $6.0 million of stock-based compensation awards and $4.7 million of stock issued, partially offset by a $44.6 million increase in other comprehensive loss and $63.3 million of common stock dividends. The increase in other comprehensive loss resulted primarily from unrealized losses on investment securities as interest rates continued to rise during the first nine months of 2018.

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. As of September 30, 2018, 1.5 million shares had been repurchased under this program, all prior to 2017, at a total cost of $18.5 million, or an average of $12.48 per share. Up to an additional $31.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2018.

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

As of September 30, 2018, the Corporation's capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of September 30, 2018, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since September 30, 2018 that management believes have changed the institutions’ capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2018	December 31, 2017	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.3%	13.0%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.8%	10.4%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.8%	10.4%	4.5%	7.0%
Tier I Capital (to Average Assets)	9.3%	8.9%	4.0%	4.0%

The increases in regulatory capital ratios from December 31, 2017 to September 30, 2018 largely reflected increases in regulatory capital, generated by net income less shareholder dividends, outpacing the growth in risk-weighted and total assets.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of September 30, 2018 (due to the current level of interest rates, the 200 and 300 basis point downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $73.1 million	10.8%
+200 bp	+ $50.1 million	7.4%
+100 bp	+ $26.1 million	3.8%
–100 bp	– $42.1 million	– 6.2%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of September 30, 2018, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2018, the Corporation had $687.0 million of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $3.2 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2018, the Corporation had aggregate availability under federal funds lines of $1.4 billion with $50 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2018, the Corporation had $572.5 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2018 generated $232.7 million of cash, mainly due to net income. Cash used in investing activities was $478.8 million, mainly due to net increases in investments and loans. Net cash provided by financing activities was $212.6 million due mainly to increases in deposits, partially offset by decreases in short-term borrowings and long-term debts.

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

State and Municipal Securities

As of September 30, 2018, the Corporation owned $415.4 million of municipal securities issued by various states or municipalities. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing municipality. As of September 30, 2018, approximately 98% of state or municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 62% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of September 30, 2018, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $103.1 million.

As of September 30, 2018, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on expected cash flow models which produced fair values that were materially different from those that would be expected from settlement of these investments in the current market. The expected cash flow models produced fair values which assumed a return to market liquidity within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2018, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At September 30, 2018, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of September 30, 2018, these securities had an amortized cost of $93.5 million and an estimated fair value of $92.3 million.

See "Note 4 - Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities, and see "Note 11 - Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c)  There were no purchases of equity securities by the issuer or any affiliated purchasers during the three months ended September 30, 2018.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Fulton Financial Corporation for the period ended September 30, 2018, filed on November 6, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements - filed herewith.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	November 6, 2018	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	November 6, 2018	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer