Form 10-K
period 2018-12-31
FULTON FINANCIAL CORP
filed 2019-03-01
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018,
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 billion. The number of shares of the registrant’s Common Stock outstanding on February 15, 2019 was 169,884,000.
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 21, 2019 are incorporated by reference in Part III.

PART I

Item 1. Business

General

Fulton Financial Corporation was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank N.A. ("Fulton Bank") on June 30, 1982. In this Report, "the Corporation" refers to Fulton Financial Corporation and its subsidiaries that are consolidated for financial reporting purposes, except that when referring to Fulton Financial Corporation as a public company, as a bank holding company or as a financial holding company, or to the common stock or other securities issued by Fulton Financial Corporation, references to "the Corporation" refer just to Fulton Financial Corporation. References to "the Parent Company" refer just to Fulton Financial Corporation. In 2000, the Corporation became a financial holding company as defined in the Gramm-Leach-Bliley Act ("GLB Act"), which gave the Corporation the ability to expand its financial services activities under its holding company structure. See "Competition" and "Supervision and Regulation." The Corporation directly owns 100% of the common stock of four community banks and eight non-bank entities. As of December 31, 2018, the Corporation had approximately 3,500 full-time equivalent employees.

The common stock of the Corporation is listed for quotation on the Global Select Market of The NASDAQ Stock Market under the symbol FULT. The Corporation’s Internet address is www.fult.com. Electronic copies of the Corporation’s 2018 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").

Bank and Financial Services Subsidiaries

The Corporation’s four subsidiary banks are located primarily in suburban or semi-rural geographic markets throughout a five-state region (Pennsylvania, Delaware, Maryland, New Jersey and Virginia). Each of these banking subsidiaries delivers financial services in a highly personalized, community-oriented style that emphasizes relationship banking. Where appropriate, operations are centralized through common platforms and back-office functions. The Corporation has begun the process of consolidating its bank subsidiaries, having consolidated two of its bank subsidiaries into its largest bank subsidiary, Fulton Bank, N.A., during 2018. This multi-year consolidation process is expected to eventually result in the Corporation conducting its core banking business through a single bank subsidiary, which would consolidate its brands and reduce the number of government agencies that regulate the Corporation's banking operations. The completion of this consolidation process depends, in part, on Fulton Financial Corporation and its bank subsidiary, Lafayette Ambassador Bank, demonstrating that certain deficiencies in the compliance program designed to comply with the requirements of the Bank Secrecy Act ("BSA"), as amended by the USA Patriot Act of 2001, as well as related anti-money laundering ("AML") laws and regulations, and the corresponding requirements of the regulatory enforcement order issued to Fulton Financial Corporation and Lafayette Ambassador Bank by the Board of Governors of the Federal Reserve System, have been satisfactorily remediated. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - The Corporation has begun the process of consolidating its bank subsidiaries, which will result in significant implementation costs in 2019" and "Risk Factors - Legal, Compliance and Reputational Risks - Failure to comply with the BSA, the Patriot Act and related anti-money laundering requirements could subject the Corporation to enforcement actions, fines, penalties, sanctions and other remedial actions."

The Corporation’s subsidiary banks are located in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation is not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on the Corporation. However, a large portion of the Corporation’s loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans. See Item 1A. "Risk Factors - Economic and Credit Risks - The composition of the Corporation’s loan portfolio and competition subject the Corporation to credit risk."

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

Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $150 million) in the subsidiary banks’ market areas. The Corporation's policies limit the maximum total lending commitment to a single borrower to $55.0 million as of December 31, 2018, which is significantly below the Corporation’s regulatory lending limit. In addition, the Corporation has established lower total lending limits based on the Corporation's internal risk rating of the borrower and for certain types of lending commitments. Commercial lending products include commercial, financial, agricultural and real estate loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or the London Interbank Offered Rate ("LIBOR"), as well as interest rate swaps. The commercial lending policy of the Corporation's subsidiary banks encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

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

The following table provides certain information for the Corporation’s banking subsidiaries as of December 31, 2018:

Subsidiary	Main Office Location	Total Assets	Total Deposits	Branches (1)
		(dollars in millions)
Fulton Bank, N.A.	Lancaster, PA	$12,563	$9,641	122
Fulton Bank of New Jersey	Mt. Laurel, NJ	4,182	3,585	61
The Columbia Bank	Columbia, MD	2,540	1,899	31
Lafayette Ambassador Bank	Bethlehem, PA	1,579	1,339	20
				234

(1)	Remote service facilities (mainly stand-alone automated teller machines) are excluded. See additional information in Item 2. "Properties."

Non-Bank Subsidiaries

Fulton Financial Corporation owns 100% of the common stock of five non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Financial Realty Company, which holds title to or leases certain properties where Corporation branch offices and other facilities are located; (ii) Central Pennsylvania Financial Corp., which owns limited partnership interests in partnerships invested primarily in low- and moderate-income housing projects; (iii) FFC Management, Inc., which owns certain investment securities and other passive investments; (iv) FFC Penn Square, Inc., which owns trust preferred securities ("TruPS") issued by a subsidiary of Fulton Bank; and (v) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.

Fulton Financial Corporation also owns 100% of the common stock of three non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2018:

Subsidiary	State of Incorporation	Total Assets
		(in thousands)
Columbia Bancorp Statutory Trust	Delaware	$6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

Competition

The banking and financial services industries are highly competitive. Within its geographic region, the Corporation faces direct competition from other commercial banks, varying in size from local community banks to regional and national banks, credit unions and non-bank entities. As a result of the wide availability of electronic delivery channels, the Corporation also faces competition from financial institutions that do not have a physical presence in the Corporation’s geographic markets.

The industry is also highly competitive due to the various types of entities that now compete aggressively for customers that were traditionally served only by the banking industry. Under the current financial services regulatory framework, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing their expansion into non-banking financial services activities that had previously been restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. Moreover, the Corporation faces increased competition from certain non-bank entities, such as financial technology companies and marketplace lenders, which in many cases are not subject to the same regulatory compliance obligations as the Corporation. While the Corporation does not currently engage in many of the activities described above, further entry into these businesses may enhance the ability of the Corporation to compete in the future.

Market Share

As of December 31, 2018, the Corporation’s banking subsidiaries maintained branch offices in 52 counties across five states. In 15 of these counties, the Corporation ranked in the top five in deposit market share (based on deposits as of June 30, 2018). The following table summarizes information about the counties in which the Corporation has branch offices and its market position in each county:

				No. of Financial Institutions		Deposit Market Share (June 30, 2018) (1)
County	State	Population (2019 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Berks	PA	420,000	Fulton Bank, N.A.	17	17	7	3.8%
Bucks	PA	630,000	Fulton Bank, N.A.	34	29	14	1.9%
Centre	PA	164,000	Fulton Bank, N.A.	16	6	10	2.8%
Chester	PA	523,000	Fulton Bank, N.A.	28	15	13	3.1%
Columbia	PA	66,000	Fulton Bank, N.A.	6	4	5	4.0%
Cumberland	PA	151,000	Fulton Bank, N.A.	17	11	10	2.1%
Dauphin	PA	278,000	Fulton Bank, N.A.	17	13	6	5.3%
Delaware	PA	566,000	Fulton Bank, N.A.	26	21	27	0.3%
Lancaster	PA	548,000	Fulton Bank, N.A.	22	14	1	26.8%
Lebanon	PA	141,000	Fulton Bank, N.A.	11	6	1	31.2%
Lehigh	PA	370,000	Lafayette Ambassador Bank	21	18	7	4.6%
Lycoming	PA	113,000	Fulton Bank, N.A.	12	13	14	1.0%
Montgomery	PA	1,074,000	Fulton Bank, N.A.	38	43	28	0.2%
Montour	PA	18,000	Fulton Bank, N.A.	6	3	2	20.7%
Northampton	PA	305,000	Lafayette Ambassador Bank	18	18	3	12.8%
Northumberland	PA	91,000	Fulton Bank, N.A.	18	4	7	6.2%
Schuylkill	PA	141,000	Fulton Bank, N.A.	13	7	10	4.3%
Snyder	PA	41,000	Fulton Bank, N.A.	8	1	2	25.8%
Union	PA	44,000	Fulton Bank, N.A.	9	5	4	8.1%
York	PA	449,000	Fulton Bank, N.A.	15	18	3	11.7%
New Castle	DE	564,000	Fulton Bank, N.A.	21	31	12	1.2%
Sussex	DE	232,000	Fulton Bank, N.A.	17	5	3	9.2%
Anne Arundel	MD	580,000	The Columbia Bank	26	14	19	0.7%
Baltimore	MD	836,000	The Columbia Bank	29	23	11	0.4%
Baltimore City	MD	607,000	The Columbia Bank	24	28	18	0.9%
Cecil	MD	103,000	The Columbia Bank	7	4	2	15.0%
Frederick	MD	256,000	The Columbia Bank	16	7	15	1.0%
Howard	MD	328,000	The Columbia Bank	19	10	4	8.1%
Montgomery	MD	832,000	The Columbia Bank	28	28	20	0.6%
Prince George's	MD	920,000	The Columbia Bank	18	28	22	0.5%
Washington	MD	151,000	The Columbia Bank	11	4	2	19.9%
Atlantic	NJ	268,000	Fulton Bank of New Jersey	12	8	10	2.3%
Burlington	NJ	448,000	Fulton Bank of New Jersey	21	22	14	1.1%
Camden	NJ	510,000	Fulton Bank of New Jersey	21	20	10	2.4%
Cumberland	NJ	253,000	Fulton Bank of New Jersey	11	7	13	1.9%
Gloucester	NJ	293,000	Fulton Bank of New Jersey	22	9	2	13.0%

				No. of Financial Institutions		Deposit Market Share (June 30, 2018) (1)
County	State	Population (2019 Est.)	Banking Subsidiary	Banks/ Thrifts	Credit Unions	Rank	%
Hunterdon	NJ	125,000	Fulton Bank of New Jersey	16	8	10	2.5%
Mercer	NJ	376,000	Fulton Bank of New Jersey	25	30	17	0.8%
Middlesex	NJ	848,000	Fulton Bank of New Jersey	43	44	30	0.3%
Monmouth	NJ	626,000	Fulton Bank of New Jersey	25	18	24	0.7%
Morris	NJ	501,000	Fulton Bank of New Jersey	35	31	14	1.4%
Ocean	NJ	604,000	Fulton Bank of New Jersey	19	11	15	1.3%
Salem	NJ	62,000	Fulton Bank of New Jersey	6	5	1	30.6%
Somerset	NJ	337,000	Fulton Bank of New Jersey	25	18	9	2.4%
Warren	NJ	107,000	Fulton Bank of New Jersey	12	7	5	7.5%
Chesapeake City	VA	245,000	Fulton Bank, N.A.	13	11	9	2.0%
Fairfax	VA	1,155,000	Fulton Bank, N.A.	36	35	40	—%
Henrico	VA	330,000	Fulton Bank, N.A.	22	18	22	0.8%
Manassas	VA	42,000	Fulton Bank, N.A.	12	4	8	2.2%
Newport News	VA	180,000	Fulton Bank, N.A.	12	9	15	0.4%
Richmond City	VA	230,000	Fulton Bank, N.A.	15	15	14	0.2%
Virginia Beach	VA	453,000	Fulton Bank, N.A.	15	16	10	1.5%

(1) Deposit market share information is compiled as of June 30 of each year by the Federal Deposit Insurance Corporation ("FDIC").

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

The Corporation is a registered financial holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is regulated, supervised and examined by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Corporation's subsidiary banks are depository institutions whose deposits are insured by the FDIC. The following table summarizes the charter types and primary regulators for each of the Corporation’s subsidiary banks:

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

The following discussion is general in nature and seeks to highlight some of the more significant of the regulatory requirements to which the Corporation is subject, but does not purport to be complete or to describe all laws and regulations that are applicable.

BHCA - The Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and to provide additional information that the Federal Reserve Board may require. The BHCA regulates activities of bank holding companies, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments and extensions of credit, among others. The BHCA permits the Federal Reserve Board, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies (and their non-banking affiliates) to correct or curtail unsafe or unsound banking practices. In addition, the Federal Reserve Board must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of, any bank for which it is not already the majority owner. In addition, under the Dodd-Frank Act and longstanding Federal Reserve Board policy, bank holding companies are required to act as a source of financial strength to each of their banking subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so.

Dodd-Frank Act - The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act established increased compliance obligations across a number of areas of the banking business and created the Financial Stability Oversight Council, with oversight authority for monitoring systemically important financial institutions ("SIFIs") and regulating systemic risk, and the Consumer Financial Protection Bureau ("CFPB"), which has broad regulatory and enforcement powers over consumer financial products and services. The CFPB is responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The CFPB has exclusive or primary supervision, examination and enforcement authority over banks with total assets of more than $10 billion with respect to compliance with federal consumer financial laws. As of March 31, 2017, the Corporation's largest subsidiary bank, Fulton Bank, exceeded the $10 billion threshold, and accordingly, it and the Corporation's other subsidiary banks are subject to the supervision, examination and enforcement jurisdiction of the CFPB with respect to federal consumer financial laws.

The Economic Growth, Regulatory Relief, and Consumer Protection Act - On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”), which repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the Federal Reserve Board to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Federal Reserve Board, the OCC and the FDIC issued a joint interagency statement regarding the impact of the Economic Growth Act. As a result of this statement and the Economic Growth Act, the Corporation is no longer subject to Dodd-Frank Act stress testing requirements. On December 18, 2018, the OCC published a notice of proposed rulemaking to amend the OCC’s stress testing rule to implement the revised stress testing asset threshold.

The Economic Growth Act also enacted several important changes in some technical compliance areas, for which the banking agencies issued certain corresponding proposed and interim final rules, including:

•
Prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate ("HVCRE") exposures unless they are for acquisition, development or construction ("ADC"), and clarifying ADC status;

•
Requiring the federal banking agencies to develop a community bank leverage ratio of between 8 and 10 percent and providing that community banking organizations that have less than $10 billion in total consolidated assets, meet risk-based qualifying criteria, and comply with the new community bank leverage ratio framework will be deemed to have satisfied the otherwise applicable regulatory capital requirements;

•
Requiring the federal banking agencies to develop a rule to reduce regulatory reporting burden on small institutions of less than $5 billion in total consolidated assets by expanding the number of regulated institutions eligible for streamlined reporting;

•
Requiring the federal banking agencies to develop a rule to permit insured depository institutions with up to $3 billion in total assets, and that meet certain other criteria, to qualify for an 18-month on-site examination cycle;

•	Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000;

•
Providing that reciprocal deposits are not treated as brokered deposits in the case of a "well capitalized" institution that received a "outstanding" or "good" rating on its most recent examination to the extent the amount of such deposits does not exceed the lesser of $5 billion or 20% of the bank’s total liabilities;

•
Directing the Consumer Financial Protection Bureau to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes; and

•
Excluding community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5 percent or less of total consolidated assets from the restrictions of the Volcker Rule.

Given the varying asset sizes of the Corporation's subsidiary banks, only those below the applicable asset thresholds will be able to benefit from the corresponding community bank relief provided by the Economic Growth Act. To the extent the Corporation is successful in consolidating its subsidiary banks, the benefits afforded to community banks under the applicable asset thresholds will no longer be available.

Stress Testing - As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring insured depository institutions to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and makes the requirement "periodic" rather than annual. The amendments also provide the Federal Reserve Board with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer conduct company-run stress testing as a result of the legislative amendments.

Consumer Financial Protection Laws and Enforcement - The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the Equal Credit Opportunity Act ("ECOA"), Truth in Lending Act ("TILA"), the Truth in Savings Act, HMDA, Real Estate Settlement Procedures Act ("RESPA"), the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Corporation is subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, the Department of Housing and Urban Development ("HUD"), and other regulators. Fair lending laws include ECOA and the Fair Housing Act ("FHA"), which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice ("DOJ") for investigation. The Corporation's bank subsidiaries are cooperating with an investigation by the DOJ regarding potential violations of fair lending laws. See "Note-17 Commitments and Contingencies - Legal Proceedings," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." Failure to comply with these and similar statutes and regulations can result in the Corporation becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

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

In August 2017, the OCC published a notice and request for comment on whether certain aspects of the Volcker Rule should be revised to better accomplish the purposes the Dodd-Frank Act while decreasing the compliance burden on banking organizations and fostering economic growth. The request for comment invited input on ways in which to tailor the Volcker Rule’s requirements and clarify key provisions that define prohibited and permissible activities, as well as input on how the federal regulatory agencies could implement the existing Volcker Rule more effectively without revising the Final Rules. Specifically, the OCC requested comments on the scope of entities subject to the Volcker Rule, the proprietary trading prohibition, the covered funds prohibition, and the compliance program and metrics reporting requirements. In July 2018, the five federal financial regulatory agencies published a joint notice of proposed rulemaking that would simplify and tailor compliance requirements relating to the Volcker Rule. The proposed changes are intended to streamline the rule by eliminating or modifying requirements that are not necessary to effectively implement the statute, while maintaining the core principles of the Volcker Rule as well as the safety and soundness of banking entities. Specifically, the proposal requested comment on narrowing the definition of what is a covered fund that a bank cannot sponsor or invest in, and broadening the "Super 23 A" exemptions to match those in the Federal Reserve Board’s Regulation W. In addition, in December 2018 pursuant to the Economic Growth Act, the five federal financial regulatory agencies invited public comment on a proposal that would exclude community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets from the restrictions of the Volcker Rule. Due to the asset threshold under the proposal, this relief would only benefit Fulton Bank of New Jersey, The Columbia Bank, and Lafayette Ambassador Bank. The Corporation cannot predict whether regulations that would simplify compliance with the Final Rules will be adopted or, if such regulations were to be adopted, the extent to which they would reduce the Corporation's compliance burdens. If adopted, the regulations may affect the Corporation in the future by reducing some compliance costs, and expanding opportunities, but the Corporation may experience some costs in developing and implementing changes in conformance with the rules once finalized.

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

The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and were fully phased in as of January 1, 2019.

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

As fully phased in as of January 1, 2019, the Corporation and its bank subsidiaries are required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The required minimum capital conservation buffer began to be phased in incrementally, starting at 0.625%, on January 1, 2016, increasing to 1.25% on January 1, 2017, and will continue to increase, to 1.875% on January 1, 2018 and 2.50% on January 1, 2019. The rules provide that the failure to maintain the "capital conservation buffer" will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the

Corporation to retain key personnel. As of December 31, 2018, the Corporation met the fully-phased in minimum capital requirements, including the new capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel IV." The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally-modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the Federal Reserve Board, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, the Corporation anticipates some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Corporation and Fulton Bank.

The Basel III liquidity framework also includes new liquidity requirements that require financial institutions to maintain increased levels of liquid assets or alter their strategies for liquidity management. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific ratios. In September 2014, the Federal Reserve Board approved final rules (the "U.S. Liquidity Coverage Ratio Rule") implementing portions of the Basel III liquidity framework for large, internationally active banking organizations, generally those having $250 billion or more in total assets, and similar, but less stringent, rules, applicable to bank holding companies with consolidated assets of $50 billion or more. The U.S. Liquidity Coverage Ratio Rule requires banking organizations to maintain a Liquidity Coverage Ratio ("LCR") that is designed to ensure that sufficient high quality liquid resources are available for a one month period in case of a stress scenario. Impacted financial institutions were required to be compliant with the U.S. Liquidity Coverage Ratio Rule by January 1, 2017. The Corporation’s total assets and the scope of its operations do not currently meet the thresholds set forth in the U.S. Liquidity Coverage Ratio Rule, and, therefore, the Corporation is not currently required to maintain a minimum LCR.

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

In addition, the Economic Growth Act provides certain capital relief. First, it requires the development a simple measure of capital adequacy for certain community banking organizations that have less than $10 billion in total consolidated assets. In November of 2018, the federal banking agencies issued a proposed rule that would establish the community bank leverage ratio at 9 percent. Second, it prohibits the federal banking agencies from requiring the subsidiary banks to assign a heightened risk weight to certain HVCRE ADC loans as previously required under the U.S. Basel III Capital Rules.

In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the Corporation will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule will take effect April 1, 2019. The new CECL standard will become effective for the Corporation for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Corporation is currently evaluating the impact the CECL model will have on its financial statements, but expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the beginning of the first reporting period in which the new standard is adopted, or January 1, 2020 for the Corporation. The Corporation also expects to incur both transition costs and ongoing costs in developing and implementing the CECL methodology.

Prompt Corrective Regulatory Action - The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal bank regulators are required to take certain, and authorized to take other, supervisory actions against undercapitalized institutions, based upon five categories of capitalization which FDICIA created: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," the severity of which depends upon the institution’s degree of capitalization. Generally, a capital restoration plan must be filed with the institution’s primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," and the plan must be guaranteed by any parent holding company. In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. An insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2018, each of the Corporation’s bank subsidiaries’ capital ratios was above the minimum levels required to be considered "well capitalized" by its primary federal regulator.

Loans and Dividends from Subsidiary Banks - There are various restrictions on the extent to which the Corporation's bank subsidiaries can make loans or extensions of credit to, or enter into certain transactions with, its affiliates, which would include the Parent Company and its non-banking subsidiaries. In general, these restrictions require that such loans be secured by designated amounts of specified collateral, are limited, as to any one of the Parent Company or its non-bank subsidiaries, to 10% of the lending bank’s regulatory capital (20% in the aggregate to all such entities) and satisfy certain qualitative limitations, including that any covered extension of credit be made on an arm’s length basis. The Dodd-Frank Act expanded these restrictions to cover securities lending, repurchase agreement and derivatives activities that the Corporation’s bank subsidiaries may have with an affiliate.

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

The FDIC annually establishes for the DIF a designated reserve ratio, or DRR, of estimated insured deposits. The FDIC has announced that the DRR for 2019 will remain at 2.00%, which is the same ratio that has been in effect since January 1, 2011. The FDIC is authorized to change deposit insurance assessment rates as necessary to maintain the DRR, without further notice-and-comment rulemaking, provided that: (1) no such adjustment can be greater than three basis points from one quarter to the next, (2) adjustments cannot result in rates more than three basis points above or below the base rates and (3) rates cannot be negative.

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

On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease. The last quarterly surcharge was reflected in Fulton Bank’s December 2018 assessment invoice, which covered the assessment period from July 1 through September 30. March 2019 assessment invoices, which covers the assessment period from October 1, 2018, through December 31, 2018, no longer will include a quarterly surcharge.

Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15 percent in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2 percent.

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

Failure to comply with the requirements of the Patriot Act and other AML laws and regulations could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company’s effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. In May 2016, the regulations implementing the BSA were amended, effective May 2018, to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and will continue to revise and update its policies, procedures and controls to reflect required changes (including the May 2016 amendments).

The Parent Company and its banking subsidiary, Lafayette Ambassador Bank, are currently subject to a regulatory enforcement order (the "Consent Order") issued by the Federal Reserve Board relating to identified deficiencies in a largely centralized compliance program (the "BSA/AML Compliance Program") designed to comply with the BSA, the Patriot Act and related anti-money laundering regulations (the "BSA/AML Requirements"). The Consent Order requires, among other things, that the Parent Company and Lafayette Ambassador Bank review, assess and take actions to strengthen and enhance the BSA/AML Compliance Program, and conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - "Failure to comply with the BSA, the Patriot Act and related anti-money laundering requirements could subject the Corporation to enforcement actions, fines, penalties, sanctions and other remedial actions;" and "Note-17 Commitments and Contingencies - Legal Proceedings," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

Community Reinvestment - Under the Community Reinvestment Act of 1977 ("CRA"), each of the Corporation’s subsidiary banks has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (3) a service test, to evaluate the institution’s delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2018, all of the Corporation’s subsidiary banks are rated at least as "satisfactory." Regulations require that the Corporation’s subsidiary banks publicly disclose certain agreements that are in fulfillment of CRA. None of the Corporation’s subsidiary banks are party to any such agreements at this time.

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

Federal Reserve System - Federal Reserve Board regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% must be maintained against aggregate transaction account balances of between $16.3 million and $124.2 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board within a range of between 8% and 14%) against that portion of total transaction account balances in excess of $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) is exempt from the reserve requirements. Each of the Corporation’s bank subsidiaries is in compliance with the foregoing requirements.

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

Bank or financial holding companies and banks seeking to engage in mergers authorized by the Riegle-Neal Act must be at least adequately capitalized as of the date that the application is filed, and the resulting institution must be well capitalized and managed upon consummation of the transaction.

Pursuant to the Dodd Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator.

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

Executive Officers
The executive officers of the Corporation are as follows:

Name	Age (1)	Office Held and Term of Office

E. Philip Wenger	61
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

Mark R. McCollom	54
Senior Executive Vice President and Chief Financial Officer of the Corporation since March of 2018. Mr. McCollom joined the Corporation in November 2017 as Senior Executive Vice President and Chief Financial Officer Designee. Before joining the corporation he was a Senior Managing Director, Chief Administrative Officer and COO of Griffin Financial Group, LLC. Prior to his role at Griffin Financial Group, Mr. McCollom was the Chief Financial Officer of Sovereign Bancorp, Inc. He has over 30 years of experience in the financial services industry.

Curtis J. Myers	50
President and Chief Operating Officer of the Corporation since January 1, 2018. Chairman and Chief Executive Officer of Fulton Bank, N.A. since May 2018. Mr. Myers served as Senior Executive Vice President of the Corporation from July 2013 to December 2017. President and Chief Operating Officer of Fulton Bank, N.A. since February 2009. He served as Executive Vice President of the Corporation since August 2011. Mr. Myers has been employed by Fulton Bank, N.A. in a number of positions since 1990.

David M. Campbell	57
Senior Executive Vice President, and Director of Strategic Initiatives and Operations since December 2014. Mr. Campbell joined the Corporation as Chief Administrative Officer of Fulton Financial Advisors, a division of Fulton Bank, N.A. in 2009, and was promoted to President of Fulton Financial Advisors in 2010. He has more than 30 years of experience in financial services.

Beth Ann L. Chivinski	58
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

Meg R. Mueller	54
Senior Executive Vice President and Head of Commercial Business since January 1, 2018. Ms. Mueller served as Chief Credit Officer of the Corporation from 2010 - 2017 and was promoted to Senior Executive Vice President of the Corporation in 2013. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Angela M. Sargent	51
Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Ms. Sargent served as Executive Vice President and Chief Information Officer from 2002 - 2013 and has been employed by the Corporation in a number of positions since 1992.

Angela M. Snyder	54
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

Daniel R. Stolzer	62
Senior Executive Vice President, Chief Legal Officer and Corporate Secretary since January 1, 2018. Mr. Stolzer joined the Corporation in 2013 as Executive Vice President, General Counsel and Corporate Secretary. Mr. Stolzer began his career with a large New York law firm and later served as deputy general counsel at KeyCorp and chief counsel special projects at PNC Financial Services Group, Inc. He has more than 30 years of experience working in financial services law.

Bernadette M. Taylor	57
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

(1) As of December 31, 2018

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

The Corporation's results of operations and financial condition are affected by conditions in the economy and the capital markets generally. The Corporation's financial performance is highly dependent upon the business environment in the markets where the Corporation operates and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; changes in the rate of inflation or in interest rates; high unemployment; governmental fiscal and monetary policies; the level of, or changes in, prices of raw materials, goods or commodities; global economic conditions and trade policies; geopolitical events; natural disasters; acts of war or terrorism; or a combination of these or other factors.

Specifically, the business environment impacts the ability of borrowers to pay interest on, and repay principal of, outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Corporation offers. If the quality of the Corporation's loan portfolio declines, the Corporation may have to increase its provision for credit losses, which would negatively impact its results of operations, and could result in charge-offs of a higher percentage of its loans. Unlike large, national institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect the profit potential of the Corporation.

The Corporation is subject to certain risks in connection with the establishment and level of its allowance for credit losses.

The allowance for credit losses consists of the allowance for loan losses, which is recorded as a reduction to loans on the consolidated balance sheet, and the reserve for unfunded lending commitments, which is included in other liabilities on the consolidated balance sheet. While the Corporation believes that its allowance for credit losses as of December 31, 2018 is sufficient to cover incurred losses in the loan portfolio on that date, the Corporation may need to increase its provision for credit losses due to changes in the risk characteristics of the loan portfolio, thereby negatively impacting its results of operations.

The allowance for credit losses represents management's estimate of losses inherent in the loan portfolio as of the balance sheet date. Management's estimate of losses inherent in the loan portfolio is dependent on the proper application of its methodology for determining its allowance needs. The most critical judgments underpinning that methodology include: the ability to identify potential problem loans in a timely manner; proper collateral valuation of loans evaluated for impairment; proper measurement of allowance needs for pools of loans evaluated for impairment; and an overall assessment of the risk profile of the loan portfolio.

The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Corporation's loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions for credit losses, which will impact the Corporation's operating results.

If the Corporation's assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Corporation's earnings could be material.

Furthermore, banking regulators may require the Corporation to make additional provisions for credit losses or otherwise recognize further loan charge-offs or impairments following their periodic reviews of the Corporation's loan portfolio, underwriting procedures and allowance for credit losses. Any increase in the Corporation's allowance for credit losses or loan charge-offs as required by such regulatory agencies could have a material adverse effect on the Corporation's financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Provision and Allowance for Credit Losses."

The composition of the Corporation's loan portfolio and competition subject the Corporation to credit risk.

Approximately 73% of the Corporation's loan portfolio was in commercial loans, commercial mortgage loans, and construction loans at December 31, 2018. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because they typically have larger balances and are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of businesses and properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation.

After having risen significantly in recent years, the pace of commercial real estate price appreciation slowed during 2018. Capitalization rates, which measure annual income relative to prices for recently transacted properties, have been falling, even as yields on U.S. Treasury securities increased through much of 2018. As a result, the returns to commercial real estate investors reflect a relatively low premium over very safe alternative investments, which may limit further appreciation of, or create downward pressure on, commercial real estate prices. Federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market and the extent to which prevailing underwriting standards have been eased by lenders. The Corporation's failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect its ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio.

Furthermore, intense competition among both bank and non-bank lenders, coupled with moderate levels of recent economic growth, could increase pressure on the Corporation to relax its credit standards and/or underwriting criteria in order to achieve the Corporation's loan growth targets. A relaxation of credit standards or underwriting criteria could result in greater challenges in the repayment or collection of loans should economic conditions, or individual borrower performance, deteriorate to a degree that could impact loan performance. Additionally, competitive pressures could drive the Corporation to consider loans and customer relationships that are outside of the Corporation's established risk appetite or target customer base. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loans."

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

Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of the Corporation's net income, accounting for approximately 76% of total revenues in 2018. In recent years, as the general level of short-term interest rates has increased, the Corporation's net interest margin, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings, has increased, contributing to growth in the Corporation's net interest income. During this period of rising interest rates, increased competition for deposits has caused the interest rates paid on interest-bearing deposits to increase by a larger amount than in the recent past, for any given increase in market interest rates, causing growth in the Corporation's net interest margin to moderate. The January 2019 statement issued by the Federal Open Market Committee (the "FOMC") of the Federal Reserve Board indicated that the FOMC will be "patient" as it determines future adjustments to the target range for the federal funds rate, which has caused some research analysts and economists to expect that, after increasing the target range for the federal funds rate seven times in the past two years, the FOMC may slow or defer further increases in the federal funds rate. The federal funds rate significantly influences the general level of short-term interest rates. The Corporation's ability to continue to expand its net interest margin may be challenged if the general level of short-term interest rates does not increase.

In the event that the general level of interest rates declines, the net interest margin may come under pressure as interest-earning assets, such as loans and investments, are originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest-bearing liabilities, such as deposits and borrowings, may also decline, the decline may not occur at the same pace as the decline in the average rate earned on interest-earning assets, resulting in a narrowing of the net interest margin. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income."

Changes in interest rates may also affect the average life of loans and certain investment securities, most notably mortgage-backed securities. Decreases in interest rates can result in increased prepayments of loans and certain investment securities, as borrowers or issuers refinance to reduce their borrowing costs. Under those circumstances, the Corporation would be subject to reinvestment risk to the extent that it is not able to reinvest the cash received from such prepayments at rates that are comparable to the rates on the loans and investment securities which are prepaid. Conversely, increases in interest rates may extend the average life of fixed rate assets, which could restrict the Corporation's ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. In the event that the fair value of an investment security declines below its amortized cost, the Corporation is required to determine whether the decline constitutes an other-than-temporary impairment. The determination of whether a decline in fair value is other-than-temporary depends on a number of factors, including whether the Corporation has the intent and ability to retain the investment security for a period of time sufficient to allow for any anticipated recovery in fair value. If a determination is made that a decline is other-than-temporary, an other-than-temporary impairment charge is recorded.

The planned phasing out of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.

The London Interbank Offered Rate ("LIBOR") is the reference rate used for many of the Corporation's transactions, including variable and adjustable rate loans, derivative contracts, borrowings and other financial instruments. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. It is impossible to predict what benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if, and when, it ceases to exist. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amounts received and paid on derivative contracts and other financial instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs.

Changes in interest rates can affect demand for the Corporation's products and services.

Movements in interest rates can cause demand for some of the Corporation's products and services to be cyclical. For example, demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining and to decrease during periods when interest rates were rising. As a result, the Corporation may need to periodically increase or decrease the size of certain of its businesses, including its personnel, to more appropriately match increases and decreases in demand and volume. The need to change the scale of these businesses is challenging, and there is often a lag between changes in the businesses and the Corporation's reaction to these changes.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation's results of operations.

The market value of the Corporation's securities investments, which include mortgage-backed securities, state and municipal securities, auction rate securities, and corporate debt securities, as well as the revenues the Corporation earns from its trust and investment management services business, are particularly sensitive to price fluctuations and market events. Declines in the values of the Corporation's securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in other-than-temporary impairment charges.

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

LIQUIDITY RISK.

Changes in interest rates or disruption in liquidity markets may adversely affect the Corporation's sources of funding.

The Corporation must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Corporation's liquidity management policies and practices emphasize core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by Federal Home Loan Bank ("FHLB") advances, borrowings from the Federal Reserve Bank, proceeds from the sales of loans and use of liquidity resources of the Corporation, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to the Corporation than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Corporation's results of operations or financial condition, downgrades in the Corporation's credit ratings, regulatory actions involving the Corporation, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

While the Corporation attempts to manage its liquidity through various techniques, the assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Corporation may face limitations on its ability to fund loan growth if customers move funds out of the Corporation's bank subsidiaries’ deposit accounts in response to increases in interest rates. In the years following the 2008 financial crisis, even as the general level of market interest rates remained low by historical standards, depositors frequently avoided higher-yielding and higher-risk alternative investments, in favor of the safety and liquidity of non-maturing deposit accounts. These circumstances contributed to significant growth in non-maturing deposit account balances at the Corporation, and at depository financial institutions generally. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for the Corporation, representing approximately 12% of total deposits at December 31, 2018. State and municipal customers frequently maintain large deposit account balances substantially in excess of the per-depositor limit of FDIC insurance. Should interest rates continue to rise, customers, including state and municipal entities, may become more sensitive to interest rates when making deposit decisions and considering alternative opportunities. This increased sensitivity to interest rates could cause customers to move funds into higher-yielding deposit accounts or into alternative investments. Advances in technology, such as online banking, mobile banking, digital payment platforms and the acceleration of financial technology innovation, have also made it easier to move money, potentially causing customers to switch financial institutions or switch to non-bank competitors. Movement of customer deposits into higher-yielding deposit accounts offered by the Corporation's bank subsidiaries, the need to offer higher interest rates on deposit accounts to retain customer deposits or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Corporation's funding costs, reduce its net interest margin and/or create liquidity challenges.

Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in the Corporation's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. If the Corporation is not able to continue to rely primarily on customer deposits to meet its liquidity and funding needs, continue to access secondary, non-deposit funding sources on favorable terms or otherwise fails to manage its liquidity effectively, the Corporation's ability to continue to grow may be constrained, and the Corporation's liquidity, operating margins, results of operations and financial condition may be materially adversely affected. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk, Asset/Liability Management and Liquidity."

LEGAL, COMPLIANCE AND REPUTATIONAL RISKS.

The Corporation and its bank subsidiaries are subject to extensive regulation and supervision and may be adversely affected by changes in laws and regulations or any failure to comply with laws and regulations.

Virtually every aspect of the Corporation's and its bank subsidiaries' operations is subject to extensive regulation and supervision by federal and state regulatory agencies, including the Federal Reserve Board, OCC, FDIC, CFPB, DOJ, UST, SEC, HUD, state attorneys general and state banking, financial services, securities and insurance regulators. Under this regulatory framework, regulatory agencies have broad authority in carrying out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including laws and regulations relating to capital adequacy, asset quality, liquidity, risk management and financial accounting and reporting, as well as laws and regulations governing consumer protection, fair lending, privacy, information security and cybersecurity risk management, third-party vendor risk management, and AML and anti-terrorism laws, among other aspects of the Corporation's business. Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, or the commencement of informal or formal regulatory enforcement actions against the Corporation or its bank subsidiaries. Other negative consequences can also result from such failures, including regulatory restrictions on the Corporation's activities, including restrictions on the Corporation's ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in the Corporation's securities, and increases in the Corporation's costs of doing business. The occurrence of one or more of these events may have a material adverse effect on the Corporation's business, financial condition and/or results of operations. See "The recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act did not eliminate many of the aspects of the Dodd Frank Act that have increased the Corporation's compliance costs, and remains subject to further rulemaking." in these Risk Factors.

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

Compliance with banking and financial services statutes and regulations is also important to the Corporation's ability to engage in new activities or to expand upon existing activities. Regulators continue to scrutinize banks through longer and more intensive examinations. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation's operations and expansion activities that could have a material adverse effect on its business and profitability. As noted below and as an example of such limitations, the regulatory enforcement order to which the Parent Company and its bank subsidiary, Lafayette Ambassador Bank, are subject imposes certain restrictions on the expansion activities of the Parent Company and Lafayette Ambassador Bank.

The Corporation has begun the process of consolidating its bank subsidiaries, which will result in significant implementation costs in 2019.

The Corporation has four bank subsidiaries, and the Corporation and its subsidiaries are subject to regulation by multiple federal and state regulatory agencies. This corporate structure presents challenges, specifically, the need for compliance with different, and potentially inconsistent, regulatory requirements and expectations. The time, expense and internal and external resources associated with regulatory compliance continue to increase, and balancing the need to address regulatory changes and effectively manage overall non-interest expenses has become more challenging than it has been in the past. As a result, the Corporation's compliance obligations increase the Corporation's expense, require increasing amounts of management's attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors with more extensive resources.

The Corporation has begun the process of consolidating its bank subsidiaries, having consolidated two of its bank subsidiaries into its largest bank subsidiary, Fulton Bank, during 2018. This multi-year consolidation process is expected to eventually result in the Corporation conducting its core banking business through a single bank subsidiary, which would reduce the number of government agencies that regulate the Corporation's banking operations. The completion of this consolidation process depends, in part, on the Parent Company and Lafayette Ambassador Bank demonstrating that certain deficiencies in the BSA/AML Compliance Program, and the corresponding requirements of the regulatory enforcement order described below, have been satisfactorily remediated. The consolidation of the Corporation's bank subsidiaries will result in significant implementation costs. There is no assurance that the regulatory approvals required for such consolidation can be obtained or that such consolidation would significantly reduce the time, expense and internal and external resources associated with regulatory compliance.

Failure to comply with the BSA, the Patriot Act and related anti-money laundering requirements could subject the Corporation to enforcement actions, fines, penalties, sanctions and other remedial actions.

The BSA/AML Requirements mandate that financial institutions develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file Suspicious Activity Reports with the U.S. Department of the Treasury's Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, as well as a customer's beneficial owners.

During 2014 and 2015, the Parent Company and each of its bank subsidiaries became subject to regulatory enforcement orders issued by their respective Federal and state bank regulatory agencies relating to identified deficiencies in the BSA/AML Compliance Program, which was designed to comply with the BSA/AML Requirements. While the majority of these enforcement orders have since been terminated, as mentioned above, the Parent Company and Lafayette Ambassador Bank remain subject to a Cease and Desist Order Issued Upon Consent (the "Consent Order") issued by the Federal Reserve Board. While the Consent Order remains in effect, the Parent Company and Lafayette Ambassador Bank are subject to certain restrictions on expansion activities, such as growth through acquisition or branching to supplement organic growth. Further, any failure to comply with the requirements of the Consent Order could result in further enforcement action, the imposition of additional material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

Additional expenses and investments have been incurred in recent years as the Corporation expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and made capital investments in operating systems to strengthen and support the BSA/AML Compliance Program, as well as the Corporation's broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including those undertaken in connection with the Consent Order, have had an adverse effect on the Corporation's results of operations in recent periods and could have a material adverse effect on the Corporation's results of operations in one or more future periods.

Finally, due to the existence of the Consent Order, some counterparties may not be permitted to, due to their internal policies, or may choose not to do business with the Corporation or one or more of its bank subsidiaries. Should counterparties upon which the Corporation or its bank subsidiaries rely for the conduct of their business become unwilling to do business with the Corporation or its bank subsidiaries, the Corporation's results of operations and/or financial condition could be materially adversely effected.

While the Corporation believes that it has made significant progress in improving its BSA/AML Compliance Program, there is no assurance as to when the Consent Order will be terminated, or that the BSA/AML Compliance Program will be effective in preventing violations of the BSA/AML Requirements.

The Dodd-Frank Act continues to have a significant impact on the Corporation's business and results of operations.

The Dodd-Frank Act has had a substantial impact on many aspects of the financial services industry. The Corporation has been impacted, and will likely continue to be impacted in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks, and revised FDIC deposit insurance assessments. The Corporation has also been impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management and regulation under federal consumer protection laws.

The Dodd-Frank Act established the CFPB, which was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. As an independent bureau funded by the Federal Reserve Board, the CFPB has imposed requirements more stringent than those imposed by the bank regulatory agencies that were previously responsible for consumer financial protection. The CFPB has also been directed to write and enforce rules identifying practices or acts that it deems to be unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. In connection with such actions, the CFPB has developed a number of new enforcement theories and applications of federal consumer financial laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators, also have been increasingly active in this area with respect to institutions over which they have jurisdiction. See Item 1. "Business-Supervision and Regulation."

Fulton Bank and the Corporation's other bank subsidiaries became, as of March 31, 2017, subject to supervision and examination by the CFPB for compliance with the CFPB's regulations and policies. The costs and limitations related to this additional regulatory regimen have yet to be fully determined, however they could result in material adverse effects on the Corporation's profitability.

The recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act did not eliminate many of the aspects of the Dodd Frank Act that have increased the Corporation's compliance costs, and remains subject to further rulemaking.

The Economic Growth Act represents modest reform to the regulation of the financial services industry primarily through certain amendments of the Dodd-Frank Act. Many of the provisions are intended to benefit community banks with assets less than $10 billion. The Corporation's subsidiary banks with asset levels below the applicable thresholds may be able to benefit from corresponding community bank relief provided by the Economic Growth Act, such as the community bank leverage ratio, reducing the regulatory reporting burden, and permitting an 18-month on-site examination cycle. However, many provisions of the Dodd-Frank Act that have increased the Corporation's compliance costs, such as the Volcker Rule, the Durbin amendment restricting interchange fees, and the additional supervisory authority of the CFPB, remain in place for the Corporation's largest bank subsidiary, Fulton Bank. Further, to the extent the Corporation is successful in consolidating all of its subsidiary banks into one bank, the benefits afforded under the Economic Growth Act to the Corporation's smaller subsidiary banks would be eliminated.

Certain of the provisions amended by the Economic Growth Act took effect immediately, while others are subject to ongoing joint agency rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although the Corporation expects to benefit from many aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation's ability to conduct business. In addition, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the Economic Growth Acts changes regarding stress testing and risk management.

The financial services industry is experiencing leadership changes at the federal banking agencies, and in Congress, which may impact regulations and government policies applicable to the Corporation.

The federal banking agencies have experienced leadership changes, which could impact the supervision, enforcement and rulemaking policies of those agencies. In 2017 and 2018, Congress confirmed a new Chairman of the Federal Reserve Board, a new Vice Chairman for Supervision at the Federal Reserve Board, a new Comptroller of the Currency, a new Chairwoman of the FDIC and a new Director of the CFPB. Moreover, the senior staffs of these agencies charged with carrying out agency policies and responsibilities have experienced significant turnover as a result of these changes. As a result of these changes, and political and economic trends, certain new regulatory initiatives may be delayed or suspended and existing regulations may be re-evaluated, modified or repealed. In November 2018, the Democrats became the majority party of the U.S. House of Representatives and assumed leadership of the House Committee on Financial Services. At this time, the full impact of these leadership changes, as well as the potential impact to financial services regulation to result from such changes, is uncertain. It is also difficult to predict the impact that any legislative or regulatory changes will have on the Corporation, its competitors and on the financial services industry as a whole. The Corporation's results of operations also could be adversely affected by changes in the way in which existing statutes, regulations, and laws are interpreted or applied by courts and government agencies.

Changes in U.S. federal, state or local tax laws may negatively impact the Corporation's financial performance.

The Corporation is subject to changes in tax law that could increase the Corporation's effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect the Corporation's current and future financial performance. In December 2017, the Tax Act was signed into law enacting the most significant changes to the U.S. Internal Revenue Code of 1986, as amended (the "Code"), in more than 30 years. The Tax Act reduced the Corporation's Federal corporate income tax rate to 21% beginning in 2018. However, the Tax Act also imposed limitations on the Corporation's ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which will partially offset the anticipated increase in net income from the lower tax rate.

In addition, the Corporation's customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on the Corporation's business and the economy as a whole. Furthermore, a number of the changes to the Code are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Code.

Negative publicity could damage the Corporation's reputation and business.

Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could result from the Corporation's actual, alleged or perceived conduct in any number of activities, including lending practices, litigation, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government agencies and community organizations in response to that conduct. In addition, unfavorable public opinion regarding the broader financial services industry, or arising from the actions of individual financial institutions, can have an adverse effect on the Corporation's reputation. Because the Corporation conducts the majority of its businesses under the "Fulton" brand, negative public opinion about one line of business could affect the Corporation's other lines of businesses. Any of these or other events that impair the Corporation's reputation can affect the Corporation's ability to attract and retain customers and employees, and access sources of funding and capital, any of which could have materially adverse effect on the Corporation's results of operations and financial condition.

From time to time the Corporation may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on the Corporation's business and results of operations as well as its reputation.

Many aspects of the Corporation's business involve substantial risk of legal liability. From time to time, the Corporation has been named or threatened to be named as defendant in various lawsuits arising from its business activities (and in some cases from the activities of companies that were acquired). In addition, the Corporation is regularly the subject of governmental investigations and other forms of regulatory or governmental inquiry. For example, the Corporation is cooperating with the DOJ in an investigation regarding potential violations of the fair lending laws by its bank subsidiaries, and is responding to an investigation by the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission regarding certain accounting determinations that could have impacted the Corporation's reported earnings per share. Like other large financial institutions, the Corporation is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. These lawsuits, investigations, inquiries and other matters could lead to administrative, civil or criminal proceedings, or result in adverse judgments, settlements, fines, penalties, restitution, injunctions or other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices. Substantial legal liability or significant regulatory actions against the Corporation could materially adversely affect the Corporation's business, financial condition or results of operations and/or cause significant reputational harm. The Corporation establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. For matters where a loss is not probable, or the amount of the loss cannot be reasonably estimated by the Corporation, no loss reserve is established. However, the Corporation may still incur legal costs for a matter, even if a reserve has not been established.

Currently, the Parent Company and Lafayette Ambassador Bank are subject of a regulatory proceeding in the form of the Consent Order described above. The Corporation can provide no assurance as to the outcome or resolution of legal or administrative actions or investigations, and such actions and investigations may result in judgments against the Corporation for significant damages or the imposition of regulatory restrictions on the Corporation's operations. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings.

STRATEGIC AND EXTERNAL RISKS.

The Corporation may not be able to achieve its growth plans.

The Corporation's business plan includes the pursuit of profitable growth. Under current economic, competitive and regulatory conditions, profitable growth may be difficult to achieve due to one or more of the following factors:

•
In the current interest rate environment, it may become more difficult for the Corporation to further increase its net interest margin or its net interest margin may come under downward pressure. As a result, income growth will likely need to come from growth in the volume of earning assets, particularly loans, and an increase in non-interest income. However, customer demand and competition could make such income growth difficult to achieve; and

•
The Corporation may seek to supplement organic growth through acquisitions, but may not be able to identify suitable acquisition opportunities, obtain the required regulatory approvals or successfully integrate acquired businesses.

To achieve profitable growth, the Corporation may pursue new lines of business or offer new products or services, all of which can involve significant costs, uncertainties and risks. Any new activity the Corporation pursues may require a significant investment of time and resources, and may not generate the anticipated return on that investment. Sustainable growth requires that the Corporation manage risks by balancing loan and deposit growth at acceptable levels of risk, maintaining adequate liquidity and capital, hiring and retaining qualified employees, successfully managing the costs and implementation risks with respect to strategic projects and initiatives, and integrating acquisition targets while managing costs. In addition, the Corporation may not be able to effectively implement and manage any new activities. External factors, such as the need to comply with additional regulations, the availability, or introduction, of competitive alternatives in the market, and changes in customer preferences may also impact the successful implementation of any new activity. Any new activity could have a significant impact on the effectiveness of the Corporation's system of internal controls. If the Corporation is not able to adequately identify and manage the risks associated with new activities, the Corporation's business, results of operations and financial condition could be materially and adversely impacted.

The Corporation faces a variety of risks in connection with completed and potential acquisitions.

The Corporation may seek to supplement organic growth through acquisitions of banks or branches, or other financial businesses or assets. Acquiring other banks, branches, financial businesses or assets involves a variety of risks commonly associated with acquisitions, including, among other things:

•	The possible loss of key employees and customers of the acquired business;

•	Potential disruption of the acquired business and the Corporation's business;

•	Potential changes in banking or tax laws or regulations that may affect the acquired business including, without limitation, liabilities for regulatory and compliance issues;

•	Exposure to potential asset quality issues of the acquired business;

•	Potential exposure to unknown or contingent liabilities of the acquired business; and

•	Potential difficulties in integrating the acquired business, resulting in the diversion of resources from the operation of the Corporation's existing businesses.

Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Corporation's tangible book value and net income per common share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Corporation's business, financial condition and results of operations. In addition, the Corporation faces significant competition from other financial services institutions, some of which may have greater financial resources than the Corporation, when considering acquisition opportunities. Accordingly, attractive opportunities may not be available and there can be no assurance that the Corporation will be successful in identifying, completing or integrating future acquisitions.

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

If the goodwill that the Corporation has recorded or records in the future in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.

In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, the Corporation may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2018, the Corporation had $530.6 million of goodwill recorded on its balance sheet. The Corporation is required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

Changes in accounting policies, standards, and interpretations could materially affect how the Corporation reports its financial condition and results of operations.

The preparation of the Corporation's financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as revenues and expenses during the period. A summary of the accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain, including those related to the allowance for credit losses, goodwill, income taxes, and fair value measurements, is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" and within "Note 1-Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in the Corporation's financial statements, and these ultimate values may differ materially from those determined based on management's estimates and assumptions. In addition, the Financial Accounting Standards Board ("FASB"), regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of the Corporation's financial statements. Further, those bodies that establish and interpret the accounting standards (such as the FASB, the Securities and Exchange Commission, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how the Corporation records and reports its financial condition and results of operations.

For example, during 2016, the FASB issued a new accounting standard, Accounting Standards Update 2016-13, that will require the recognition of credit losses on loans and other financial assets based on an entity's current estimate of expected losses over the lifetime of each loan or other financial asset, referred to as the current expected credit loss ("CECL") model, as opposed to current accounting standards, which require recognition of losses on loans and other financial assets only when those losses are "probable." On December 21, 2018, the bank regulatory agencies approved a final rule modifying the agencies' regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of adoption of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The final rule will take effect April 1, 2019. The new CECL standard will become effective for the Corporation for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Corporation is currently evaluating the impact the CECL model will have on its financial statements, but expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the beginning of the first reporting period in which the new standard is adopted, or January 1, 2020 for the Corporation. The Corporation also expects to incur both transition costs and ongoing costs in developing and implementing the CECL methodology. The Corporation cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. See "Note 1 - Summary of Significant Accounting Policies - Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

OPERATIONAL RISKS.

The Corporation is exposed to many types of operational and other risks and the Corporation's framework for managing risks may not be effective in mitigating risk.

The Corporation is exposed to many types of operational risk, including the risk of human error or fraud by employees and other third parties, intentional and inadvertent misrepresentation by loan applicants, borrowers or guarantors, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, computer and telecommunications systems malfunctions or failures and reliance on data that may be faulty or incomplete. In an environment characterized by continual, rapid technological change, as discussed below, when the Corporation introduces new products and services, or makes changes to its information technology systems and processes, these operational risks are increased. Any of these operational risks could result in the Corporation's diminished ability to operate one or more of its businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect the Corporation.

The Corporation's risk management framework is subject to inherent limitations, and risks may exist, or develop in the future, that the Corporation has not anticipated or identified. If the Corporation's risk management framework proves to be ineffective, the Corporation could suffer unexpected losses and could be materially adversely affected.

The Corporation's operational risks include risks associated with third-party vendors and other financial institutions.

The Corporation relies upon certain third-party vendors to provide products and services necessary to maintain its day-to-day operations, including, notably, responsibility for the core processing system that services all of the Corporation's bank subsidiaries. Accordingly, the Corporation's operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to the Corporation's operations, which could have a material adverse effect on the Corporation's financial condition or results of operations, and damage its reputation. Further, third-party vendor risk management has become a point of regulatory emphasis recently. A failure of the Corporation to follow applicable regulatory guidance in this area could expose the Corporation to regulatory sanctions.

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

The Corporation's internal controls may be ineffective.

One critical component of the Corporation's risk management framework is its system of internal controls. Management regularly reviews and updates the Corporation's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of the Corporation's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation's business, results of operations, financial condition and reputation. See Item 9A. "Controls and Procedures."

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect the Corporation's operations, net income or reputation.

The Corporation's business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information regarding customers, employees and others on a daily basis. While the Corporation performs some of the functions required to operate its business directly, it also outsources significant business functions, such as processing customer transactions, maintenance of customer-facing websites, including its online and mobile banking functions, and developing software for new products and services, among others. These relationships require the Corporation to allow third parties to access, store, process and transmit customer information. As a result, the Corporation may be subject to cyber security risks directly, as well as indirectly through the vendors to whom it outsources business functions. The increased use of smartphones, tablets and other mobile devices, as well as cloud computing, may also heighten these and other operational risks. Cyber threats could result in unauthorized access, loss or destruction of customer data, unavailability, degradation or denial of service, introduction of computer viruses and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Company to regulatory investigations, litigation or enforcement require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Corporation's business, financial condition or results of operations and damage its reputation.

The Corporation attempts to reduce its exposure to its vendors' cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions, among other things. The Corporation also uses monitoring and preventive controls to detect and respond to cyber threats to its own systems before they become significant. The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The additional cost to the Corporation of cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of personnel who focus a substantial portion of their responsibilities on cyber security.

There can be no assurance that the measures employed by the Corporation to combat direct or indirect cyber threats will be effective. In addition, because the methods of cyber attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive control measures or proactively address these methods and the probability of a successful attack cannot be predicted. The Corporation's or a vendor's failure to promptly identify and counter a cyber attack may result in increased costs and other negative consequences, such as the loss of, or inability to access, data, degradation or denial of service and introduction of computer viruses. Although the Corporation maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses. Further, a successful cyber security attack that results in a significant loss of customer data or compromises the Corporation's ability to function would have a material adverse effect on the Corporation's business, reputation, financial condition and results of operation.

Account data compromise events at large retailers, health insurers, a national consumer credit reporting agency and others in recent years have resulted in heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact the Corporation's current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which the Corporation is subject could result in higher compliance and technology costs and could restrict the Corporation's ability to provide certain products and services, which could materially and adversely affect the Corporation's profitability. The Corporation's failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and governmental investigations and/or actions, litigation, fines, sanctions and damage to the Corporation's reputation and its brand.

The Corporation is subject to a variety of risks in connection with origination and sale of loans.

The Corporation originates residential mortgage loans and other loans, such as loans guaranteed, in part, by the U.S. Small Business Administration, all or portions of which are later sold in the secondary market to government sponsored enterprises or agencies, such as the Federal National Mortgage Association (Fannie Mae), and other non-government sponsored investors. In connection with such sales, the Corporation makes certain representations and warranties with respect to matters such as the underwriting, origination, documentation or other characteristics of the loans sold. The Corporation may be required to repurchase a loan, or to reimburse the purchaser of a loan for any related losses, if it is determined that the loan sold was in violation of representations or warranties made at the time of the sale, and, in some cases, if there is evidence of borrower fraud, in the event of early payment default by the borrower on the loan, or for other reasons. The Corporation maintains reserves for potential losses on certain loans sold, however, it is possible that losses incurred in connection with loan repurchases and reimbursement payments may be in excess of any applicable reserves, and the Corporation may be required to increase reserves and may sustain additional losses associated with such loan repurchases and reimbursement payments in the future, which could have a material adverse effect on the Corporation's financial condition or results of operations.

In addition, the sale of residential mortgage loans and other loans in the secondary market serves as a source of non-interest income and liquidity for the Corporation, and can reduce its exposure to risks arising from changes in interest rates. Efforts to reform government sponsored enterprises and agencies, changes in the types of, or standards for, loans purchases by government sponsored enterprises or agencies and other investors, or the Corporation's failure to maintain its status as an eligible seller of such loans may limit the Corporation's ability to sell these loans. The inability of the Corporation to continue to sell these loans could reduce the Corporation's non-interest income, limit the Corporation's ability to originate and fund these loans in the future, and make managing interest rate risk more challenging, any of which could have a material adverse effect on the Corporation's results of operations and financial condition.

The Corporation continually encounters technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Corporation's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Corporation's operations. The costs of new technology, including personnel, can be high, in both absolute and relative terms. Many of the Corporation's financial institution competitors have substantially greater resources to invest in technological improvements. In addition, new payment, credit and investment and wealth management services developed and offered by non-bank or non-traditional competitors pose an increasing threat to the products and services traditionally provided by financial institutions like the Corporation. The Corporation may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Corporation's business, financial condition and results of operations.

There can be no assurance, given the past pace of change and innovation, that the Corporation's technology, either purchased or developed internally, will meet or continue to meet the needs of the Corporation and the needs of its customers.

In addition, advances in technology, as well as changing customer preferences favoring access to the Corporation's products and services through digital channels, could decrease the value of the Corporation's branch network and other assets. If customers increasingly choose to access the Corporation's products and services through digital channels, the Corporation may find it necessary to consolidate, close or sell branch locations or restructure its branch network. These actions could lead to losses on assets, expenses to reconfigure branches and the loss of customers in affected markets. As a result, the Corporation's business, financial condition or results of operations may be adversely affected.

The Corporation may not be able to attract and retain skilled people.

The Corporation's success depends, in large part, on its ability to attract and retain skilled people. Competition for talented personnel in most activities engaged in by the Corporation can be intense, and the Corporation may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of the Corporation's key personnel could have a material adverse impact on the Corporation's business because of their skills, knowledge of the Corporation's markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

RISKS RELATED TO AN INVESTMENT IN THE CORPORATION'S SECURITIES.

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

The fully phased-in capital standards under the U.S. Basel III Capital Rules require banks to maintain more capital than the minimum levels required under former regulatory capital standards. The new minimum regulatory capital requirements began to apply to the Corporation on January 1, 2015. The required minimum capital conservation buffer began to be phased in incrementally on January 1, 2016 and became fully phased in on January 1, 2019. The failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or its bank subsidiaries or restricting the commencement of new activities, and such failure could subject the Corporation or its bank subsidiaries to a variety of enforcement remedies, including limiting the ability of the Corporation or its bank subsidiaries to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2018, the Corporation's current capital levels met the fully phased-in minimum capital requirements, including capital conservation buffers, as set forth in the U.S. Basel III Capital Rules. See Item 1. "Business-Supervision and Regulation-Capital Requirements."

In addition, although Fulton Bank of New Jersey, The Columbia Bank, and Lafayette Ambassador Bank may benefit from the proposed community bank leverage ratio, such benefit would not be available to the Corporation or Fulton Bank. The implementation of certain regulations with regard to regulatory capital could disproportionately affect the Corporation's regulatory capital position relative to that of its competitors, including those who may not be subject to the same regulatory requirements.

The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments.

Fulton Financial Corporation is a separate and distinct legal entity from its bank and nonbank subsidiaries, and depends on the payment of dividends and other payments and distributions from its subsidiaries, principally its bank subsidiaries, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of the Corporation's bank subsidiaries to pay dividends or make other payments to it. There can be no assurance that the Corporation's bank subsidiaries will be able to pay dividends at past levels, or at all, in the future. If the Corporation does not receive sufficient cash dividends or is unable to borrow from its bank subsidiaries, then the Corporation may not have sufficient funds to pay dividends to its shareholders, repurchase its common stock or service its debt obligations. See Item 1. "Business-Supervision and Regulation-Loans and Dividends from Subsidiary Banks."

In addition, as noted above, liquidity and capital planning at both the bank and holding company levels has become an area of increased regulatory emphasis. In recent years, the Corporation has pursued a strategy of capital management under which it has sought to deploy its capital, through stock repurchases, increased regular dividends and special dividends, in a manner that is beneficial to the Corporation's shareholders. This capital management strategy is subject to regulatory supervision. The Federal Reserve Board recently has expressed its position that all stock repurchase programs by a bank holding company require the prior approval of the Federal Reserve Board. To the extent the Federal Reserve Board maintains this position, the Corporation may not be able to enter the market for stock repurchases on a timely basis when the Corporation's board of directors and management believe such repurchases to be most opportune, or at all.

A downgrade in the credit ratings of the Corporation or its bank subsidiaries could have a material adverse impact on the Corporation.

Fitch, Inc., Moody's Investors Service, Inc. and DBRS, Inc. continuously evaluate the Corporation and its subsidiaries, and their ratings of the Corporation and its subsidiary's long-term and short-term debt are based on a number of factors, including financial strength, as well as factors not entirely within the Corporation's and its subsidiaries' control, such as conditions affecting the financial services industry generally. In light of these reviews and the continued focus on the financial services industry generally, the Corporation and its subsidiaries may not be able to maintain their current respective ratings. Ratings downgrades by any of these credit rating agencies could have a significant and immediate impact on the Corporation's funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in the Corporation's or its subsidiaries' credit ratings could also increase the Corporation's borrowing costs and limit its access to the capital markets.

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom the Corporation transacts could create the perception that the Corporation's financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, the Corporation could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades for other financial institutions could affect the market price of the Corporation's stock and could limit the Corporation's access to or increase its cost of capital.

Anti-takeover provisions could negatively impact the Corporation's shareholders.

Provisions of banking laws, Pennsylvania corporate law and of the Corporation's Amended and Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire control of the Corporation or have the effect of discouraging a third party from attempting to acquire control of the Corporation. To the extent that these provisions discourage such a transaction, holders of the Corporation's common stock may not have an opportunity to dispose of part or all of their stock at a higher price than that prevailing in the market. These provisions may also adversely affect the market price of the Corporation's stock. In addition, some of these provisions make it more difficult to remove, and thereby may serve to entrench, the Corporation's incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.

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

The ability of a third party to acquire the Corporation is also limited under applicable banking regulations. The BHCA requires any "bank holding company" (as defined in that Act) to obtain the approval of the Federal Reserve Board prior to acquiring more than 5% of the Corporation's outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10% or more of the Corporation's outstanding common stock under the Change in Bank Control Act of 1978 and, under certain circumstances, such approvals are required at an even lower ownership percentage. Any holder of 25% or more of the Corporation's outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA. In addition, the delays associated with obtaining necessary regulatory approvals for acquisitions of interests in bank holding companies also tend to make more difficult certain methods of effecting acquisitions. While these provisions do not prohibit an acquisition, they would likely act as deterrents to an unsolicited takeover attempt.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the Corporation’s full-service branch properties, by subsidiary bank, as of December 31, 2018. Remote service facilities (mainly stand-alone automated teller machines) are excluded.

Subsidiary Bank	Owned	Leased	Total Branches
Fulton Bank, N.A.	54	68	122
Fulton Bank of New Jersey	34	27	61
The Columbia Bank	6	25	31
Lafayette Ambassador Bank	4	16	20
Total	98	136	234

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

Item 3. Legal Proceedings

The information presented in the "Legal Proceedings" section of "Note 17 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2018, the Corporation had 170.2 million shares of $2.50 par value common stock outstanding held by approximately 32,000 holders of record. The closing price per share of the Corporation’s common stock on February 15, 2019 was $16.91. The common stock of the Corporation is traded on the Global Select Market of The NASDAQ Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2018 and 2017:

	Price Range		Per Share Dividend
	High	Low
2018
First Quarter	$19.55	$17.05	$0.12
Second Quarter	18.02	16.50	0.12
Third Quarter	18.45	15.05	0.12
Fourth Quarter	17.60	14.38	0.16
2017
First Quarter	$19.75	$16.90	$0.11
Second Quarter	19.90	16.85	0.11
Third Quarter	19.50	16.45	0.11
Fourth Quarter	19.45	17.30	0.14
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation’s Amended and Restated Equity and Cash Incentive Compensation Plan ("Employee Equity Plan") and the number of securities remaining available for future issuance under the Employee Equity Plan, the 2011 Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,027,261	$10.75	12,615,906
Equity compensation plans not approved by security holders	—	—	—
Total	2,027,261	$10.75	12,615,906

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 854,022 performance-based restricted stock units ("PSUs"), which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, and includes 514,471 time-vested restricted stock units ("RSUs") granted under the Employee Equity Plan.
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity Plan.
(3) Consists of 10,542,693 shares that may be awarded under the Employee Equity Plan, 311,669 shares that may be awarded under the 2011 Directors' Equity Participation Plan and 1,761,544 shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2018 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph
The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of Fulton Financial Corporation during the five-year period ended December 31, 2018, compared with (1) the NASDAQ Bank Index and (2) the Standard and Poor's 500 index ("S&P 500"). The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	Year Ending December 31
Index	2013	2014	2015	2016	2017	2018
Fulton Financial Corporation	$100.00	$97.14	$105.34	$156.46	$152.80	$136.33
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
NASDAQ Bank Index	$100.00	$111.83	$114.30	$144.63	$171.24	$143.15

Issuer Purchases of Equity Securities

The following table presents the Corporation's monthly repurchases of its common stock during the fourth quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2018 to October 31, 2018	—	$—	—	$31,491,674
November 1, 2018 to November 30, 2018	1,884,406	16.71	1,884,406	75,000,000
December 1, 2018 to December 31, 2018	4,111,813	15.49	4,111,813	11,322,254

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. During 2018, the Corporation repurchased approximately 1.9 million shares under this program for a total cost of approximately $31.5 million, or $16.71 per share, completing this program.

In November 2018, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. During 2018, the Corporation repurchased approximately 4.1 million shares under this program for a total cost of $63.7 million or $15.49 per share. Up to an additional $11.3 million of the Corporation's common stock may be repurchased under this program through December 31, 2019.

Total commissions and fees paid on stock repurchases in 2018 were $139,000. Under both repurchase programs, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2018	2017	2016	2015	2014
SUMMARY OF INCOME
Interest income	$758,514	$668,866	$603,100	$583,789	$596,078
Interest expense	128,058	93,502	82,328	83,795	81,211
Net interest income	630,456	575,364	520,772	499,994	514,867
Provision for credit losses	46,907	23,305	13,182	2,250	12,500
Investment securities gains, net	37	9,071	2,550	9,066	2,041
Non-interest income, excluding investment securities gains	195,488	198,903	187,628	172,773	165,338
Loss on redemption of trust preferred securities	—	—	—	5,626	—
Non-interest expense, excluding loss on redemption of trust preferred securities	546,104	525,579	489,519	474,534	459,246
Income before income taxes	232,970	234,454	208,249	199,423	210,500
Income taxes	24,577	62,701	46,624	49,921	52,606
Net income	$208,393	$171,753	$161,625	$149,502	$157,894
PER COMMON SHARE
Net income (basic)	$1.19	$0.98	$0.93	$0.85	$0.85
Net income (diluted)	1.18	0.98	0.93	0.85	0.84
Cash dividends	0.52	0.47	0.41	0.38	0.34
RATIOS
Return on average assets	1.03%	0.88%	0.88%	0.86%	0.93%
Return on average equity	9.24	7.83	7.69	7.38	7.62
Return on average tangible equity (1)	12.09	10.33	10.30	10.01	10.31
Net interest margin	3.40	3.28	3.18	3.21	3.39
Efficiency ratio (1)	63.8	64.5	67.2	68.6	65.7
Dividend payout ratio	44.1	48.0	44.1	44.7	40.5
PERIOD-END BALANCES
Total assets	$20,682,152	$20,036,905	$18,944,247	$17,914,718	$17,124,767
Investment securities	2,686,973	2,547,956	2,559,227	2,484,773	2,323,371
Loans, net of unearned income	16,165,800	15,768,247	14,699,272	13,838,602	13,111,716
Deposits	16,376,159	15,797,532	15,012,864	14,132,317	13,367,506
Short-term borrowings	754,777	617,524	541,317	497,663	329,719
FHLB advances and long-term debt	992,279	1,038,346	929,403	949,542	1,139,413
Shareholders’ equity	2,247,573	2,229,857	2,121,115	2,041,894	1,996,665
AVERAGE BALANCES
Total assets	$20,183,202	$19,580,367	$18,371,173	$17,406,843	$16,959,507
Investment securities	2,662,800	2,547,914	2,469,564	2,347,810	2,485,292
Loans, net of unearned income	15,815,263	15,236,612	14,128,064	13,330,973	12,885,180
Deposits	15,832,606	15,481,221	14,585,545	13,747,113	12,867,663
Short-term borrowings	785,923	533,564	395,727	323,772	832,839
FHLB advances and long-term debt	977,573	1,034,444	959,142	1,023,972	965,601
Shareholders’ equity	2,255,764	2,193,863	2,100,634	2,026,883	2,071,640

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

	2018	2017	2016	2015	2014
	(in thousands, except per share data and percentages)
Return on average tangible equity
Net income	$208,393	$171,753	$161,625	$149,502	$157,894
Plus: Intangible amortization, net of tax	—	—	—	161	818
Numerator	$208,393	$171,753	$161,625	$149,663	$158,712

Average common shareholders' equity	$2,255,764	$2,193,863	$2,100,634	$2,026,883	$2,071,640
Less: Average goodwill and intangible assets	(531,556)	(531,556)	(531,556)	(531,618)	(532,425)
Average tangible shareholders' equity (denominator)	$1,724,208	$1,662,307	$1,569,078	$1,495,265	$1,539,215

Return on average tangible equity	12.09%	10.33%	10.30%	10.01%	10.31%

Efficiency ratio
Non-interest expense	$546,104	$525,579	$489,519	$480,160	$459,246
Less: Amortization of tax credit investments	(11,449)	(11,028)	—	—	—
Less: Intangible amortization	—	—	—	(247)	(1,259)
Less: Loss on redemption of trust preferred securities	—	—	—	(5,626)	—
Numerator	$534,655	$514,551	$489,519	$474,287	$457,987

Net interest income (fully taxable equivalent) (1)	$642,577	$598,565	$541,271	$518,464	$532,322
Plus: Total Non-interest income	195,525	207,974	190,178	181,839	167,379
Less: Investment securities gains, net	(37)	(9,071)	(2,550)	(9,066)	(2,041)
Denominator	$838,065	$797,468	$728,899	$691,237	$697,660

Efficiency ratio	63.8%	64.5%	67.2%	68.6%	65.6%

Non-performing assets to tangible equity and allowance for credit losses ("Texas Ratio")
Non-performing assets (numerator)	$150,196	$144,582	$144,453	$155,913	$150,504

Tangible equity	$1,716,017	$1,698,301	$1,589,559	$1,510,338	$1,464,862
Plus: Allowance for credit losses	169,410	176,084	171,325	171,412	185,931
Tangible equity and allowance for credit losses (denominator)	$1,885,427	$1,874,385	$1,760,884	$1,681,750	$1,650,793
Texas Ratio	7.97%	7.71%	8.20%	9.27%	9.12%

(1) Presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2018 and 35% for 2014 through 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("Management’s Discussion") relates to Fulton Financial Corporation a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition, results of operations and business. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends," "projects," the negative of these terms and other comparable terminology. These forward looking statements may include projections of, or guidance on, the Corporation's future financial performance, expected levels of future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results.

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

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;

•	the planned phasing out of LIBOR as a benchmark reference rate;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the effects of the extensive level of regulation and supervision to which the Corporation and its bank subsidiaries are subject;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

•
the potential for negative consequences from regulatory violations, investigations and examinations including potential supervisory actions, the assessment of fines and penalties, the imposition sanctions and the need to undertake remedial actions;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement order applicable to the Parent Company and its bank subsidiary, Lafayette Ambassador Bank, issued by the Federal Reserve Board requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

•	the continuing impact of the Dodd-Frank Act on the Corporation's business and results of operations;

•
the effects of, and uncertainty surrounding, new legislation, changes in regulation and government policy, and changes in leadership at the federal banking agencies and in Congress, which could result in significant changes in banking and financial services regulation;

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

•
the Corporation's ability to obtain regulatory approvals to consolidate its bank subsidiaries and achieve intended reductions in the time, expense and resources associated with regulatory compliance from such consolidations, and the impact of the significant implementation costs the Corporation expects to incur in connection with those consolidations;

•	the Corporation’s ability to achieve its growth plans;

•	completed and potential acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the effects of changes in accounting policies, standards, and interpretations on the Corporation's financial condition and results of operations;

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

OVERVIEW

The Corporation is a financial holding company comprised of four wholly owned banking subsidiaries as of December 31, 2018 that provide a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. During 2018, the Corporation consolidated two of its wholly owned banking subsidiaries into its lead bank, Fulton Bank N.A.

The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and/or maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses on loans and off-balance sheet credit risks, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2018	2017
Net income (in thousands)	$208,393	$171,753
Diluted net income per share	$1.18	$0.98
Return on average assets	1.03%	0.88%
Return on average equity	9.24%	7.83%
Return on average tangible equity (1)	12.09%	10.33%
Net interest margin (2)	3.40%	3.28%
Efficiency ratio (1)	63.8%	64.5%
Non-performing assets to total assets	0.73%	0.72%
Annualized net charge-offs to average loans	0.34%	0.12%

(1)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in Item 6. Selected Financial Data.

(2)
Presented on an FTE basis, using a 21% and 35% Federal tax rate and statutory interest expense disallowances for 2018 and 2017, respectively. See also the "Net Interest Income" section of Management’s Discussion.

Following is a summary of the financial highlights for the year ended December 31, 2018:

•
Net Income Per Share Growth - Diluted net income per share increased $0.20, or 20.4%, to $1.18 in 2018 compared to $0.98 in 2017. This increase was due to an increase in net income of $36.6 million, or 21.3%, partially offset by the impact of a 611,000, or 0.3%, increase in weighted average diluted shares outstanding in comparison to 2017. The increase in net income was driven by a $55.1 million, or 9.6%, increase in net interest income and a $38.1 million decrease in income tax expense, mainly as a result of tax reform legislation, partially offset by a $23.6 million increase in the provision for credit losses, a $3.4 million decrease in non-interest income, a $9.0 million decrease in investment securities gains, and a $20.5 million, or 3.9%, increase in non-interest expense.

•
Net Interest Income Growth - The $55.1 million increase in net interest income resulted from a 12 basis point increase in the net interest margin, reflecting the impact of multiple increases to the federal funds target rate ("Fed Funds Rate") by the Federal Reserve Board in 2017 and 2018, and growth in interest-earning assets.

◦
Net Interest Margin - For the year ended December 31, 2018, the net interest margin increased 12 basis points, or 3.7%, in comparison to 2017, driven by a 29 basis point increase in yields on interest-earning assets, partially offset by a 22 basis point increase in the cost of interest-bearing liabilities.

◦
Loan Growth - Average loans increased $578.7 million, or 3.8%, in comparison to 2017, with notable increases in residential and commercial mortgages. The Corporation's loan growth occurred throughout all of its geographic markets.

◦
Deposit Growth - Average deposits increased $351.4 million, or 2.3%, in comparison to 2017. The increase was the result of growth in interest-bearing demand and savings accounts, partially offset by decreases in noninterest-bearing demand and time deposits. At December 31, 2018, the loan-to-deposit ratio was to 98.7%, as compared to 99.8% at December 31, 2017.

•
Provision for Credit Losses - The provision for credit losses increased $23.6 million, to $46.9 million, for the year ended December 31, 2018. Included in the provision for credit losses for the year ended December 31, 2018 was a $36.8 million provision related to fraud committed by a single, large commercial relationship ("Commercial Relationship"). Excluding this loss, the provision for credit losses would have been $10.1 million, or $13.2 million, lower than 2017.

•
Non-Interest Income - Non-interest income, excluding securities gains, decreased $3.4 million, or 1.7%, in comparison to 2017. Non-interest income in 2017 included a $5.1 million litigation settlement gain. In addition, 2018 saw lower commercial loan interest rate swaps, overdraft fees and small business administration ("SBA") lending income. These decreases were partially offset by increases in investment management and trust services and merchant fees.

•
Investment Securities Gains - Investment securities gains totaled $37,000 in 2018, as compared to $9.1 million in 2017. In 2017, gains on the sales of financial institution common stocks of $13.6 million were partially offset by approximately

$4.5 million of losses on debt securities sales as a result of repositioning the investment portfolio. The Corporation no longer holds equity securities in its investment portfolio.

•
Non-Interest Expense - Non-interest expense increased $20.5 million, or 3.9%, in comparison to 2017, driven largely by higher salaries and employee benefits expense, other outside services and data processing and software expenses. Partially offsetting these increases was a reduction in other expenses, which included a $4.8 million write-off of accumulated capital expenditures related to in-process technology initiatives in commercial banking in 2017.

•
Income Taxes - Income tax expense for 2018 resulted in an effective tax rate ("ETR") of 10.5%, as compared to 26.7% for 2017. The decrease in the ETR was primarily a result of the reduction of the U.S. corporate income tax rate following the passage of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21%. Income tax expense for 2017 also included additional expense of $15.6 million from the remeasurement of net deferred tax assets as a result of the Tax Act.

The ETR is generally lower than the federal statutory rate for each respective year due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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
Management's estimate of incurred losses in the loan portfolio is based on a methodology that includes the following critical judgments:

•
Identification of potential problem loans in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit losses methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loan.

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

For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral-dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate-secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated appraisals performed by state certified third-party appraisers for impaired loans secured predominately by real estate every 12 months.
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

•
Proper measurement of allowance needs for pools of loans under FASB ASC Subtopic 450-20. For loan loss allocation purposes, loans are segmented into pools with similar characteristics. These pools are established by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans, net of unearned income," within "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans, home equity loans and indirect automobile loans.

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
Goodwill - Goodwill recorded in connection with acquisitions is not amortized to expense, but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. The Corporation completes its annual goodwill impairment test in October of each year. The Corporation tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.
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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2018 compared to 2017 and 2016. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate for 2018 and 35% for 2017 and 2016, as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2018			2017			2016
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (2)	$15,815,263	$691,954	4.38%	$15,236,612	$620,803	4.07%	$14,128,064	$558,472	3.95%
Taxable investment securities (3)	2,246,555	56,039	2.49	2,132,426	47,029	2.21	2,128,497	44,975	2.11
Tax-exempt investment securities (3)	416,119	15,285	3.65	407,157	17,794	4.37	327,098	14,865	4.54
Equity securities (3)	126	5	3.97	8,331	500	6.00	13,969	780	5.58
Total investment securities	2,662,800	71,329	2.68	2,547,914	65,323	2.56	2,469,564	60,620	2.45
Loans held for sale	22,970	1,159	5.05	20,008	876	4.38	19,697	728	3.70
Other interest-earning assets	382,569	6,193	1.62	451,015	5,066	1.12	407,471	3,779	0.93
Total interest-earning assets	18,883,602	770,635	4.08	18,255,549	692,068	3.79	17,024,796	623,599	3.66
Noninterest-earning assets:
Cash and due from banks	104,595			108,523			104,772
Premises and equipment	231,762			219,960			227,047
Other assets (3)	1,123,857			1,168,759			1,179,437
Less: Allowance for loan losses	(160,614)			(172,424)			(164,879)
Total Assets	$20,183,202			$19,580,367			$18,371,173
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$4,063,929	$22,789	0.56%	$3,831,865	$12,976	0.34%	$3,552,886	$6,654	0.19%
Savings deposits	4,684,023	27,226	0.58	4,468,205	13,477	0.30	4,054,970	7,981	0.20
Brokered deposits	121,863	2,480	2.04	49,126	613	1.25	—	—	—
Time deposits	2,675,670	35,217	1.32	2,721,724	30,726	1.13	2,825,722	30,058	1.06
Total interest-bearing deposits	11,545,485	87,712	0.76	11,070,920	57,792	0.52	10,433,578	44,693	0.43
Short-term borrowings	785,923	8,489	1.07	533,564	2,779	0.52	395,727	855	0.21
Long-term debt	977,573	31,857	3.26	1,034,444	32,932	3.18	959,142	36,780	3.83
Total interest-bearing liabilities	13,308,981	128,058	0.96	12,638,928	93,503	0.74	11,788,447	82,328	0.70
Noninterest-bearing liabilities:
Demand deposits	4,287,121			4,410,301			4,151,967
Other	331,336			337,275			330,125
Total Liabilities	17,927,438			17,386,504			16,270,539
Shareholders’ equity	2,255,764			2,193,863			2,100,634
Total Liabilities and Shareholders' Equity	$20,183,202			$19,580,367			$18,371,173
Net interest income/net interest margin (FTE)		642,577	3.40%		598,565	3.28%		541,271	3.18%
Tax equivalent adjustment		(12,121)			(23,201)			(20,499)
Net interest income		$630,456			$575,364			$520,772
(1)Includes dividends earned on equity securities.
(2)Average balance includes non-performing loans.
(3)Average balance includes amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
Note: The weighted average interest rate on total average interest-bearing liabilities and average non-interest bearing demand deposits (“cost of funds”) was 0.73%, 0.55% and 0.52% for the years ended December 31, 2018, 2017 and 2016 respectively.

The following table summarizes the changes in FTE interest income and expense resulting from changes in average balances (volumes) and changes in rates:

	2018 vs. 2017 Increase (decrease) due to change in			2017 vs. 2016 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$24,166	$46,985	$71,151	$44,822	$17,509	$62,331
Taxable investment securities	2,622	6,388	9,010	83	1,971	2,054
Tax-exempt investment securities	395	(2,904)	(2,509)	3,268	(339)	2,929
Equity securities	(368)	(127)	(495)	(309)	29	(280)
Loans held for sale	139	144	283	12	136	148
Other interest-earning assets	(854)	1,981	1,127	433	854	1,287
Total interest income	$26,100	$52,467	$78,567	$48,309	$20,160	$68,469
Interest expense on:
Demand deposits	$842	$8,971	$9,813	$562	$5,760	$6,322
Savings deposits	683	13,066	13,749	884	4,612	5,496
Brokered deposits	1,311	556	1,867	613	—	613
Time deposits	(527)	5,018	4,491	(781)	1,449	668
Short-term borrowings	1,746	3,964	5,710	379	1,545	1,924
Long-term debt	(1,839)	764	(1,075)	1,732	(5,580)	(3,848)
Total interest expense	$2,216	$32,339	$34,555	$3,389	$7,786	$11,175

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2018 to 2017

FTE net interest income increased $44.0 million, or 7.4%, to $642.6 million in 2018. Net interest margin increased 12 basis points to 3.40% in 2018 from 3.28% in 2017. Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of 25 basis point rate increases to the Fed Funds Rate in December of 2017 and March, June and September of 2018. The additional 25 basis point increase to the Fed Funds Rate in December of 2018 did not have a significant impact on the Corporation's financial results for the year ended December 31, 2018. The increases in the Fed Funds Rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the London Interbank Offered Rate ("LIBOR").

As summarized above, FTE interest income increased $52.5 million as the result of a 29 basis point increase in the yield on interest-earning assets, and increased $26.1 million as the result of a $628.1 million, or 3.4%, increase in average interest-earning assets, primarily loans. The average yield on the loan portfolio increased 31 basis points, to 4.38%, largely due to the aforementioned increases in the Fed Funds Rate and corresponding increases to loan index rates. All variable and certain adjustable rate loans repriced to higher rates during 2018, and yields on new loan originations exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. Therefore, the benefit of increases in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense increased $34.6 million, with a 22 basis point increase in the rate on average interest-bearing liabilities contributing $32.3 million to this increase. The rates on average interest-bearing demand deposits and savings accounts increased 22 basis points and 28 basis points, respectively. These rate increases contributed $9.0 million and $13.1 million to the increase in interest expense, respectively. In addition, the 19 basis point and 55 basis point increases in the rates on time deposits and short-term borrowings contributed $5.0 million and $4.0 million, respectively, to the increase in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2018		2017
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$6,314,349	4.38%	$6,161,731	4.04%	$152,618	2.5%
Commercial - industrial, financial and agricultural	4,314,584	4.32	4,236,810	4.01	77,774	1.8
Real estate - residential mortgage	2,085,258	3.93	1,779,270	3.80	305,988	17.2
Real estate - home equity	1,493,620	4.91	1,582,705	4.38	(89,085)	(5.6)
Real estate - construction	965,835	4.45	921,879	4.08	43,956	4.8
Consumer	361,186	4.54	304,162	4.99	57,024	18.7
Leasing	270,967	4.60	244,740	4.45	26,227	10.7
Other	9,464	N/A	5,315	N/A	4,149	78.1
Total	$15,815,263	4.38%	$15,236,612	4.07%	$578,651	3.8%
N/A - Not applicable

Average loans increased $578.7 million, or 3.8%, which contributed $24.2 million to the increase in FTE interest income. In addition, the average yield on the loan portfolio increased 31 basis points, contributing $47.0 million to the increase in FTE interest income. As mentioned above, the increase in average yields on loans was driven by the repricing of existing variable and adjustable rate loans as a result of increases in the prime rate and LIBOR.

The increase in average loan balances was across most loan categories, driven largely by growth in the residential mortgage and commercial mortgage portfolios. The $306.0 million, or 17.2%, increase in residential mortgages was realized across all geographic markets, with the most significant increases occurring in Maryland and Virginia. This growth was, in part, related to new product offerings and marketing efforts targeting specific customer segments. The $152.6 million, or 2.5%, growth in commercial mortgages occurred in both owner-occupied and investment property types and was realized in most geographic markets. The growth in commercial, consumer and leasing balances occurred across most geographic markets.

Average investment securities increased $114.9 million, or 4.5%, in comparison to 2017, which contributed $2.6 million to the increase in FTE interest income. The average yield on investment securities increased 12 basis points, contributing $3.4 million to the increase in FTE interest income. Other interest-earning assets decreased $68.4 million, or 15.2%, reflecting lower balances on deposit with the Federal Reserve Bank ("FRB"). The yield on other interest-earning assets increased 50 basis points in comparison to 2017, as a result of the Fed Funds Rate increases, resulting in a $1.1 million increase in FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

						(Decrease) Increase in Balance
	2018			2017
	Balance	Rate		Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,287,121	—%		$4,410,301	—%	$(123,180)	(2.8)%
Interest-bearing demand	4,063,929	0.56		3,831,865	0.34	232,064	6.1
Savings and money market accounts	4,684,023	0.58		4,468,205	0.30	215,818	4.8
Total demand and savings	13,035,073	0.38		12,710,371	0.12	324,702	2.6
Brokered deposits	121,863	2.04	—	49,126	1.25	72,737	148.1
Time deposits	2,675,670	1.32		2,721,724	1.13	(46,054)	(1.7)
Total deposits	$15,832,606	0.55%		$15,481,221	0.37%	$351,385	2.3%

Average interest-bearing deposits contributed $29.9 million to the increase in interest expense, increasing $474.6 million, or 4.3%, in comparison to 2017. The average cost of interest-bearing deposits increased 24 basis points to 0.76% in 2018 from 0.52% in 2017, due to increases in the rates on all types of interest-bearing deposits.

The $324.7 million, or 2.6%, increase in average total demand and savings account balances was primarily due to a $388.4 million, or 6.5%, increase in personal account balances, a $147.0 million increase in other account balances partially offset by decreases of $173.9 million, or 3.9%, and $36.8 million, or 1.9%, in business account balances and state and municipal account balances, respectively.

During the third quarter of 2017, the Corporation began accepting deposits under an agreement with a non-bank third party pursuant to which excess cash in the accounts of customers of the third party is swept on a collective basis, as frequently as every business day, by the third party, into omnibus deposit accounts maintained by one of the Corporation’s subsidiary banks ("Third-Party Deposit Sweep Arrangement"). The average balance in the omnibus accounts increased $72.7 million, to $121.9 million and is shown as “brokered deposits” in the above table. This source of funding is considered to be both geographically diverse and considered to be a stable source of funding, with balances in the omnibus deposit accounts bearing interest at a rate based on the Fed Funds Rate.

Total average borrowings increased $195.5 million, or 12.5%, while the total average cost of these funds increased one basis point to 2.29%. The increase in average short-term borrowings reflects the need for additional funding to support average loan growth, which outpaced increases in average deposits. Average borrowings and interest rates, by type, are summarized in the following table:

					(Decrease) Increase in Balance
	2018		2017
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$137,198	0.20%	$188,769	0.12%	$(51,571)	(27.3)%
Customer short-term promissory notes	309,470	0.60	108,649	0.31	200,821	184.8
Total short-term customer funding	446,668	0.48	297,418	0.19	149,250	50.2
Federal funds purchased	229,715	1.70	163,102	0.92	66,613	40.8
Short-term FHLB advances (1)	109,540	2.20	73,044	0.94	36,496	50.0
Total short-term borrowings	785,923	1.07	533,564	0.52	252,359	47.3
Long-term debt:
FHLB advances	590,948	2.46	640,737	2.31	(49,789)	(7.8)
Other long-term debt	386,625	4.47	393,707	4.61	(7,082)	(1.8)
Total long-term debt	977,573	3.26	1,034,444	3.18	(56,871)	(5.5)
Total	$1,763,496	2.29%	$1,568,008	2.28%	$195,488	12.5%
(1) Represents Federal Home Loan Bank ("FHLB") advances with an original maturity term of less than one year.

Total average short-term borrowings increased $252.4 million, or 47.3%, due to an increase in average customer short-term promissory notes, federal funds purchased and short-term FHLB advances. The cost of average short-term borrowings increased 55 basis points to 1.07% in 2018, largely due to the Fed Funds Rate increases.

Average long-term debt decreased $56.9 million due mainly to the $49.8 million decrease in FHLB advances. The average rate on long-term debt increased 8 basis points, the net result of a 15 basis point increase on the rate of the FHLB advances, largely due to the Fed Funds Rate increases, and a 14 basis point decrease in other long-term debt.

Comparison of 2017 to 2016

FTE net interest income increased $57.3 million, or 10.6%, to $598.6 million in 2017. Net interest margin increased 10 basis points to 3.28% in 2017 from 3.18% in 2016.

As summarized previously, FTE interest income increased $48.3 million as the result of a $1.2 billion, or 7.2%, increase in average interest-earning assets, primarily loans. The 13 basis point increase in the yield on interest-earning assets resulted in a $20.2 million increase in FTE interest income. The yield on the loan portfolio increased 12 basis points, to 4.07%, largely due to the 25 basis point increases in the Fed Funds Rate that occurred in each of December 2016 and March and June 2017.

Interest expense increased $11.2 million, with a 4 basis point increase in the rate on average interest-bearing liabilities contributing $7.8 million to this increase. The increase in the cost of interest-bearing liabilities reflects a 9 basis point increase in the cost of interest-bearing deposits primarily due to promotional campaigns and increasing interest rates for deposit balances for which the interest rate is linked to an index, which was partially offset by lower long-term borrowing costs due to debt refinancings in 2017 and prior years. In addition, the $850.5 million, or 7.2%, increase in average interest-bearing liabilities accounted for $3.4 million of the increase in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2017		2016
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$6,161,731	4.04%	$5,636,696	3.98%	$525,035	9.3%
Commercial - industrial, financial and agricultural	4,236,810	4.01	4,080,854	3.78	155,956	3.8
Real estate - home equity	1,582,705	4.38	1,651,112	4.08	(68,407)	(4.1)
Real estate - residential mortgage	1,779,270	3.80	1,464,744	3.77	314,526	21.5
Real estate - construction	921,879	4.08	824,182	3.79	97,697	11.9
Consumer	304,162	4.99	276,792	5.36	27,370	9.9
Leasing	244,740	4.45	190,675	4.73	54,065	28.4
Leasing and other	5,315	N/A	3,009	N/A	2,306	76.6
Total	$15,236,612	4.07%	$14,128,064	3.95%	$1,108,548	7.8%
N/A - Not applicable

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

Average investment securities increased $78.4 million, or 3.2%, in comparison to 2016, which contributed $3.0 million to the increase in FTE interest income. The average yield on investment securities increased 11 basis points, contributing $1.7 million to the increase in FTE interest income. Other interest-earning assets increased $43.5 million, or 10.7%, and the yield increased 19 basis points in comparison to 2016. Combined, these increases contributed $1.3 million to the increase in FTE interest income.

Interest-bearing deposits contributed $13.1 million to the increase in interest expense, increasing $637.3 million, or 6.1%, in comparison to 2016 and showing a 15 and 10 basis point increase, respectively, in the rate on average interest-bearing demand and savings deposits. These increases contributed $6.3 million and $5.5 million, respectively, to the increase in interest expense.

The average cost of interest-bearing deposits increased 9 basis points to 0.52% in 2017 from 0.43% in 2016, due to increases in the rates on all types of interest-bearing deposits.

Average deposits and interest rates, by type, are summarized in the following table:

							Increase (Decrease) in Balance
	2017				2016
	Balance		Rate		Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,410,301		—%		$4,151,967	—%	$258,334	6.2%
Interest-bearing demand	3,831,865		0.34		3,552,886	0.19	278,979	7.9
Savings and money market accounts	4,468,205		0.30		4,054,970	0.20	413,235	10.2
Total demand and savings	12,710,371		0.12		11,759,823	0.12	950,548	8.1
Brokered deposits	49,126	1.25	1.25	—	—	—	49,126	N/M
Time deposits	2,721,724		1.13		2,825,722	1.06	(103,998)	(3.7)
Total deposits	$15,481,221		0.37%		$14,585,545	0.31%	$895,676	6.1%
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

Total average short-term borrowings and long-term debt increased $213.1 million, or 15.7%, while the total average cost of these funds decreased 50 basis points to 2.28%. The net effect of these offsetting changes was a $1.9 million decrease in interest expense. The increase in average balances reflects the need for additional funding to support average loan growth, as increases in average deposits were somewhat lower.

Average borrowings and interest rates, by type, are summarized in the following table:

	2017		2016		Increase in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$188,769	0.12%	$184,978	0.11%	$3,791	2.0%
Customer short-term promissory notes	108,649	0.31	72,224	0.03	36,425	50.4
Total short-term customer funding	297,418	0.19	257,202	0.09	40,216	15.6
Federal funds purchased	163,102	0.92	127,604	0.45	35,498	27.8
Short-term FHLB advances (1)	73,044	0.94	10,921	0.43	62,123	N/M
Total short-term borrowings	533,564	0.52	395,727	0.21	137,837	34.8
Long-term debt:
FHLB Advances	640,737	2.31	597,211	3.12	43,526	7.3
Other long-term debt	393,707	4.61	361,931	5.01	31,776	8.8
Total long-term debt	1,034,444	3.18	959,142	3.83	75,302	7.9
Total borrowings	$1,568,008	2.28%	$1,354,869	2.78%	$213,139	15.7%
N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

Total average short-term borrowings increased $137.8 million, or 34.8%, due to an increase in average short-term FHLB advances, customer short-term promissory notes and federal funds purchased. The cost of average short-term borrowings increased 31 basis points, to 0.52% in 2017, largely due to the Fed Funds Rate increases.

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

Provision for Credit Losses

The provision for credit losses was $46.9 million in 2018, an increase of $23.6 million in comparison to 2017. The increase in the provision for credit losses in 2018 compared to 2017 was primarily driven by the $36.8 million provision for credit losses for the customer fraud-related Commercial Relationship. See additional details under "Provision and Allowance for Credit Losses" in the "Financial Condition" section below. The provision for credit losses for 2017 was $23.3 million, an increase of $10.1 million in comparison to 2016. In 2017 the increase was primarily driven by loan growth and a $3.5 million increase in loss allocations for off-balance sheet exposures.

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

Non-Interest Income and Expense
Comparison of 2018 to 2017
Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Investment management and trust services	$52,148	$49,249	$2,899	5.9%
Other service charges and fees:
Merchant fees	18,407	16,845	1,562	9.3
Debit card income	12,712	11,905	807	6.8
Commercial loan interest rate swap fees	9,831	11,694	(1,863)	(15.9)
Letter of credit fees	3,932	4,403	(471)	(10.7)
Foreign exchange income	2,150	1,759	391	22.2
Other	6,745	6,253	492	7.9
Total other service charges and fees	53,777	52,859	918	1.7
Service charges on deposit accounts:
Overdraft fees	20,836	22,569	(1,733)	(7.7)
Cash management fees	17,581	14,444	3,137	21.7
Other	10,472	13,993	(3,521)	(25.2)
Total service charges on deposit accounts	48,889	51,006	(2,117)	(4.2)
Mortgage banking income:
Gain on sales of mortgage loans	13,021	13,036	(15)	(0.1)
Mortgage servicing income	6,005	6,892	(887)	(12.9)
Total mortgage banking income	19,026	19,928	(902)	(4.5)
Other income:
Credit card income	11,803	10,920	883	8.1
SBA lending income	2,474	3,511	(1,037)	(29.5)
Other income	7,371	11,430	(4,059)	(35.5)
Total other income	21,648	25,861	(4,213)	(16.3)
Total, excluding investment securities gains	195,488	198,903	(3,415)	(1.7)
Investment securities gains	37	9,071	(9,034)	N/M
Total	$195,525	$207,974	$(12,449)	(6.0)%
N/M - Not meaningful

Excluding investment securities gains, non-interest income decreased $3.4 million, or 1.7%, for the year ended December 31, 2018, as compared to the same period in 2017.

Investment management and trust services income increased $2.9 million, or 5.9%, with growth in both trust commissions and brokerage income, due to overall market performance and continued focus on asset gathering.

Other service charges and fees increased $918,000, or 1.7%, primarily due to increases in merchant fees and debit card income, partially offset by a decrease in commercial loan interest rate swap fees, resulting from lower new commercial loan originations in 2018, and lower letter of credit fees.

Service charges on deposit accounts decreased $2.1 million, or 4.2%, with decreases in overdraft fees and other service charges being partially offset by an increase in cash management fees. The increase in cash management fees and the decrease in other service charges largely reflects a classification change, effective in the first quarter of 2018, of certain types of deposit service charges. The decrease in overdraft fees reflects a processing change related to point-of-sale debit card transactions, which had the effect of decreasing the overall volume of overdraft charges to customers.

Mortgage servicing income decreased $887,000, or 12.9%, because 2017 included a $1.3 million reduction to the MSR valuation allowance, recorded as an increase to mortgage servicing income. See Note 6, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements for additional details. This increase was partially offset by lower MSR amortization expense in 2018 because prepayments slowed as mortgage rates increased.

Other income decreased $4.2 million, or 16.3%, due to a $1.0 million, or 29.5%, decrease in SBA lending income and a $4.1 million, or 35.5%, decrease in other income, as 2017 included a $5.1 million litigation settlement gain. Partially offsetting these decreases was an $883,000, or 8.1%, increase in credit card income as a result of higher transaction volumes.

Investment securities gains decreased $9.0 million, as 2017 included gains on sales of financial institution common stocks. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements in item 8 "Financial Statements and Supplementary Data" for additional details.

Non-Interest Expense
The following table presents the components of non-interest expense:

			Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Salaries and employee benefits	$303,202	$290,130	$13,072	4.5%
Net occupancy expense	51,678	49,708	1,970	4.0
Data processing and software	41,286	38,735	2,551	6.6
Other outside services	33,758	27,501	6,257	22.8
Professional fees	14,161	12,688	1,473	11.6
Equipment expense	13,243	12,935	308	2.4
Amortization of tax credit investments	11,449	11,028	421	3.8
FDIC insurance expense	10,993	11,049	(56)	(0.5)
State taxes	9,590	10,051	(461)	(4.6)
Other	56,744	61,754	(5,010)	(8.1)
Total	$546,104	$525,579	$20,525	3.9%

The $13.1 million, or 4.5%, increase in salaries and employee benefits expense was driven by a $13.3 million, or 5.4%, increase in salaries, reflecting annual merit increases and higher incentive and stock compensation. In addition, expenses for stock compensation and certain incentive compensation plans were higher in 2018. Benefits expenses decreased slightly, as severance costs were more than offset by lower defined benefit pension expense, as a result of interest rate increases, and lower health insurance costs, as a result of more favorable claims experience.

Net occupancy expenses increased $2.0 million, or 4.0%, primarily due to higher snow removal and utilities costs in the first half of 2018, and additional depreciation and amortization related to branch renovations.

Data processing and software expense increased $2.6 million, or 6.6%, reflecting higher transaction volumes, new processing platforms and contractual increases in fees and charges. In addition, 2017 expense was lower as a result of renegotiated contracts.

Other outside services increased $6.3 million, or 22.8%, largely due to consulting services related to various banking and technology initiatives, as well as costs associated with merging subsidiary bank charters.

Professional fees increased $1.5 million, or 11.6%, driven by higher legal expenses. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.

Other expenses decreased $5.0 million, or 8.1%, due to a $2.3 million decrease in write-offs of accumulated capital expenditures related to in-process technology initiatives in commercial banking as well as a decrease in operating risk loss and other real estate expenses.

Comparison of 2017 to 2016

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2017	2016	$	%
	(dollars in thousands)
Investment management and trust services	$49,249	$45,270	$3,979	8.8%
Other service charges and fees:
Merchant fees	16,845	16,136	709	4.4
Commercial loan interest rate swap fees	11,694	11,560	134	1.2
Debit card income	11,905	11,236	669	6.0
Letter of credit fees	4,403	4,504	(101)	(2.2)
Foreign currency processing income	1,759	1,555	204	13.1
Other	6,253	6,482	(229)	(3.5)
Total other service charges and fees	52,859	51,473	1,386	2.7
Service charges on deposit accounts:
Overdraft fees	22,569	22,175	394	1.8
Cash management fees	14,444	14,183	261	1.8
Other	13,993	14,988	(995)	(6.6)
Total service charges on deposit accounts	51,006	51,346	(340)	(0.7)
Mortgage banking income:
Gain on sales of mortgage loans	13,036	15,685	(2,649)	(16.9)
Mortgage servicing income	6,892	3,730	3,162	84.8
Total mortgage banking income	19,928	19,415	513	2.6
Other non-interest income:
Credit card income	10,920	10,252	668	6.5
SBA lending income	3,511	2,425	1,086	44.8
Other income	11,430	7,447	3,983	53.5
Total other income	25,861	20,124	5,737	28.5
Total, excluding investment securities gains	198,903	187,628	11,275	6.0
Investment securities gains	9,071	2,550	6,521	N/M
Total	$207,974	$190,178	$17,796	9.4%
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

Gains on sales of mortgage loans decreased $2.6 million, or 16.9%, compared to the same period in 2016, as both volumes and pricing spreads decreased. Mortgage servicing income increased $3.2 million compared to the same period in 2016 due mainly to a $1.3 million reduction to the MSR valuation allowance in 2017, recorded as an increase to mortgage servicing income,, as compared to net increases to the valuation allowance of $1.3 million in 2016, recorded as a reduction to servicing income. Excluding the impact of the MSR valuation allowance adjustments in both periods, mortgage servicing income increased $560,000, or 11.1%, reflecting lower MSR amortization due to slowing prepayments. For more information, see Note 7, "Mortgage Servicing Rights," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

Non-Interest Expense
The following table presents the components of non-interest expense:

			Increase
	2017	2016	$	%
	(dollars in thousands)
Salaries and employee benefits	$290,130	$283,353	$6,777	2.4%
Net occupancy expense	49,708	47,611	2,097	4.4
Data processing and software	38,735	36,919	1,816	4.9
Other outside services	27,501	23,883	3,618	15.1
Equipment expense	12,935	12,788	147	1.1
Professional fees	12,688	11,004	1,684	15.3
FDIC insurance expense	11,049	9,767	1,282	13.1
Amortization of tax credit investments	11,028	—	11,028	N/M
State Taxes	10,051	6,405	3,646	56.9
Marketing	8,034	7,044	990	14.1
Operating risk loss	4,342	2,815	1,527	54.2
Other	49,378	47,930	1,448	3.0
Total	$525,579	$489,519	$36,060	7.4%

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

As a result of changes in the types of tax credit investments and related accounting requirements, amortization expense for certain types of tax credit investments, totaling $11.0 million, was classified in non-interest expense in 2017, rather than income taxes.

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

Income Taxes

Income tax expense for the year ended December 31, 2018 was $24.6 million, a $38.1 million, or 60.8%, decrease from $62.7 million for the same period in 2017. This decrease was primarily a result of the reduction of the U.S. corporate income tax rate following the passage of the Tax Act, which lowered the U.S. corporate income tax rate from a top rate of 35% to a flat rate of 21% starting in 2018. In addition, the Corporation recorded a $15.6 million charge to income tax expense in 2017 relating to the revaluation of its net deferred tax assets. The Corporation’s ETR was 10.5% for the year ended December 31, 2018, as compared to 26.7% in the same period of 2017. The decrease in the ETR was primarily a result of the reduction of the U.S. corporate income tax rate and the recording of a $15.6 million revaluation charge in 2017 following the passage of the Tax Act as described above. The ETR is generally lower than the federal statutory rate for each respective year due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

The ETR in any period may be positively or negatively affected by adjustments that are required to be reported in the specific quarter of resolution or the impacts of legislated changes in Federal or state taxes.

For additional information regarding income taxes and further discussion regarding the impact of the Tax Act, see "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	December 31,		Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Assets
Cash and due from banks	$103,436	$108,291	$(4,855)	(4.5)%
Other interest-earning assets	421,534	354,566	66,968	18.9
Loans held for sale	27,099	31,530	(4,431)	(14.1)
Investment securities	2,686,973	2,547,956	139,017	5.5
Loans, net of allowance	16,005,263	15,598,337	406,926	2.6
Premises and equipment	234,529	222,802	11,727	5.3
Goodwill and intangible assets	531,556	531,556	—	—
Other assets	671,762	641,867	29,895	4.7
Total Assets	$20,682,152	$20,036,905	$645,247	3.2%
Liabilities and Shareholders’ Equity
Deposits	$16,376,159	$15,797,532	$578,627	3.7%
Short-term borrowings	754,777	617,524	137,253	22.2
Long-term debt	992,279	1,038,346	(46,067)	(4.4)
Other liabilities	311,364	353,646	(42,282)	(12.0)
Total Liabilities	18,434,579	17,807,048	627,531	3.5
Total Shareholders’ Equity	2,247,573	2,229,857	17,716	0.8
Total Liabilities and Shareholders’ Equity	$20,682,152	$20,036,905	$645,247	3.2%

Other Interest-Earning Assets

The $67.0 million, or 18.9%, increase in other interest-earning assets was primarily due to higher balances on deposit with the FRB and higher interest-bearing deposits with other banks, reflecting the Corporation's overall funding position at the end of 2018 and 2017.

Investment Securities
The following table presents the carrying amount of investment securities as of December 31:

	2018	2017
	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	$31,632	$5,938
State and municipal securities	279,095	408,949
Corporate debt securities	109,533	97,309
Collateralized mortgage obligations	832,080	602,623
Residential mortgage-backed securities	463,344	1,120,796
Commercial mortgage-backed securities	261,616	212,755
Auction rate securities	102,994	98,668
Total debt securities	2,080,294	2,547,038
Equity securities	—	918
Total available for sale securities	$2,080,294	$2,547,956

Held to Maturity
State and municipal securities	$156,134	$—
Residential mortgage-backed securities	450,545	—
Total held to maturity securities	$606,679	$—

Total investment securities	$2,686,973	$2,547,956
Total available for sale investment securities decreased $467.7 million, or 18.4%, to $2.1 billion at December 31, 2018. On August 1, 2018, the Corporation transferred debt securities totaling $641.7 million from the available for sale classification to the held to maturity classification. These securities consisted of $485.3 million and $156.4 million of residential mortgage-backed securities and state and municipal securities, respectively. The transfer was accounted for at estimated fair value. These securities were transferred as a result of the Corporation's positive intent and ability to hold these securities to maturity.
Total investment securities increased $139.0 million, or 5.5%, to $2.7 billion at December 31, 2018. U.S. Government sponsored agency securities increased $25.7 million, collateralized mortgage obligations increased $229.5 million and commercial mortgage-backed securities increased $48.9 million. Cash flows from maturities and repayments of residential mortgage-backed securities were reinvested in these investment categories to diversify the portfolio into securities with lower expected term extension risk, should rates continue to increase.

Loans

The following table presents ending loans outstanding, by type, as of the dates shown, and the changes in balances for the most recent year:

	December 31,					Increase (Decrease) (2018 vs. 2017)
	2018	2017	2016	2015	2014	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,434,285	$6,364,804	$6,018,582	$5,462,330	$5,197,155	$69,481	1.1%
Commercial – industrial, financial and agricultural	4,404,548	4,300,297	4,087,486	4,088,962	3,725,567	104,251	2.4
Real estate – residential mortgage	2,251,044	1,954,711	1,601,994	1,376,160	1,377,068	296,333	15.2
Real estate – home equity	1,452,137	1,559,719	1,625,115	1,684,439	1,736,688	(107,582)	(6.9)
Real estate – construction	916,599	1,006,935	843,649	799,988	690,601	(90,336)	(9.0)
Consumer	419,186	313,783	291,470	268,588	265,431	105,403	33.6
Leasing, other and overdrafts	314,640	295,669	250,366	173,651	131,583	18,971	6.4
Loans, gross of unearned income	16,192,439	15,795,918	14,718,662	13,854,118	13,124,093	396,521	2.5
Unearned income	(26,639)	(27,671)	(19,390)	(15,516)	(12,377)	1,032	(3.7)
Loans, net of unearned income	$16,165,800	$15,768,247	$14,699,272	$13,838,602	$13,111,716	$397,553	2.5%

Total loans, net of unearned income, increased $397.6 million, or 2.5%, as of December 31, 2018 compared to December 31, 2017. During 2018, several items partially offset loan growth, particularly in the commercial loan portfolios, including a decline in line borrowings and certain criticized and classified credits being repaid. In addition, there were higher than expected prepayments, primarily as a result of intensified competition and pricing pressure during 2018 in many of the markets in which the Corporation operates.

Residential mortgages increased $296.3 million, or 15.2%, across all geographic markets, but primarily in Virginia and New Jersey. Consumer loans increased $105.4 million, or 33.6%, largely in Pennsylvania and New Jersey. Commercial loans increased a net total of $104.3 million, or 2.4%, across all markets, while commercial mortgage loans increased $69.5 million, or 1.1%, primarily in Maryland. Home equity loans decreased $107.6 million, or 6.9%, across all geographic markets and construction loans decreased $90.3 million, or 9.0%, also across all geographic markets except for Virginia.

The Corporation does not have a concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of December 31, 2018, approximately $7.4 billion, or 45.5%, of the loan portfolio was comprised of commercial mortgage and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $55.0 million as of December 31, 2018. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of December 31, 2018, the Corporation had 150 relationships with total borrowing commitments between $20.0 million and $55.0 million.

The following table summarizes the industry concentrations within the commercial mortgage and industrial, financial and agricultural loan portfolios as of December 31:

	2018	2017
Real estate (1)	35.9%	35.7%
Health care	7.8	7.8
Agriculture	7.3	7.4
Construction (2)	5.7	6.0
Manufacturing	5.5	5.2
Educational services	4.6	4.5
Retail	4.6	5.9
Other services (except public administration)	4.5	4.1
Accommodation and food services	3.7	3.7
Wholesale Trade	3.5	3.4
Professional, scientific, and technical services	2.8	2.9
Public administration	2.3	2.4
Arts, entertainment, and recreation	2.3	2.0
Transportation and warehousing	1.3	1.1
Other	8.2	7.9
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

(2)	Includes commercial loans to borrowers engaged in the construction industry.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. Effective January 1, 2018, the federal banking agencies increased the threshold for defining a shared national credit to $100 million from $20 million. The Corporation only participates in shared national credits to borrowers located in its geographic markets and these are subject to the Corporation's standard underwriting policies. Below is a summary of the Corporation's outstanding purchased shared national credits as of December 31:

	2018	2017
	(in thousands)
Commercial - industrial, financial and agricultural	$67,493	$156,277
Real estate - commercial mortgage	—	110,658
Total	$67,493	$266,935
Total shared national credits decreased $199.4 million, or 74.7%, in comparison to 2017 as a result of the new threshold. As of December 31, 2018, none of the shared national credits were past due.

Provision and Allowance for Credit Losses
The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s credit loss experience follows:

	2018	2017	2016	2015	2014
	(dollars in thousands)
Loans, net of unearned income outstanding at end of year	$16,165,800	$15,768,247	$14,699,272	$13,838,602	$13,111,716
Average balance of loans, net of unearned income	$15,815,263	$15,236,612	$14,128,064	$13,330,973	$12,885,180
Balance of allowance for credit losses at beginning of year	$176,084	$171,325	$171,412	$185,931	$204,917
Loans charged off:
Commercial – industrial, financial and agricultural	52,441	19,067	15,276	15,639	24,516
Real estate - home equity and consumer	6,127	4,567	7,712	5,831	7,811
Leasing, other and overdrafts	2,521	3,035	3,815	2,656	2,135
Real estate – commercial mortgage	2,045	2,169	3,580	4,218	6,004
Real estate – residential mortgage	1,574	687	2,326	3,612	2,918
Real estate – construction	1,368	3,765	1,218	201	1,209
Total loans charged off	66,076	33,290	33,927	32,157	44,593
Recoveries of loans previously charged off:
Commercial – industrial, financial and agricultural	4,994	7,771	8,981	5,264	4,256
Real estate - home equity and consumer	2,393	1,969	2,466	2,492	2,347
Real estate – construction	1,829	1,582	3,924	2,824	3,177
Real estate – commercial mortgage	1,622	1,668	3,373	2,801	1,960
Leasing, other and overdrafts	1,037	968	842	685	916
Real estate – residential mortgage	620	786	1,072	1,322	451
Total recoveries	12,495	14,744	20,658	15,388	13,107
Net loans charged off	53,581	18,546	13,269	16,769	31,486
Provision for credit losses	46,907	23,305	13,182	2,250	12,500
Balance at end of year	$169,410	$176,084	$171,325	$171,412	$185,931
Components of Allowance for Credit Losses:
Allowance for loan losses	$160,537	$169,910	$168,679	$169,054	$184,144
Reserve for unfunded lending commitments (1)	8,873	6,174	2,646	2,358	1,787
Allowance for credit losses	$169,410	$176,084	$171,325	$171,412	$185,931
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.34%	0.12%	0.09%	0.13%	0.24%
Allowance for loan losses to total loans	0.99%	1.08%	1.15%	1.22%	1.40%
Allowance for credit losses to total loans	1.05%	1.12%	1.17%	1.24%	1.42%
Non-performing assets (2) to total assets	0.73%	0.72%	0.76%	0.87%	0.88%
Non-performing assets (2) to total loans and OREO	0.93%	0.92%	0.98%	1.13%	1.15%
Non-accrual loans to total loans	0.80%	0.79%	0.82%	0.94%	0.92%
Allowance for credit losses to non-performing loans	121.29%	130.67%	130.15%	118.37%	134.26%
Non-performing assets (2) to tangible equity and allowance for credit losses (3) ("Texas Ratio")	7.97%	7.71%	8.20%	9.27%	9.12%

(1)Reserve for unfunded lending commitments is recorded within other liabilities on the consolidated balance sheets.
(2)Includes accruing loans past due 90 days or more.

(3)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in Item 6. "Selected Financial Data."

The provision for credit losses increased $23.6 million in comparison to 2017 due mainly to a $36.8 million provision related to the customer fraud-related Commercial Relationship. Net charge-offs increased $35.0 million to $53.6 million in 2018 from $18.5 million in 2017. This increase was primarily the result of a $33.9 million charge-off related to the customer fraud-related Commercial Relationship during 2018.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Leasing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2016	$42,349	$38,936	$9,806	$18,431	$10,611	$—	$—	$120,133
Additions	48,717	20,596	10,657	3,817	5,264	2,227	1,553	92,831
Payments	(19,092)	(20,164)	(4,352)	(2,848)	(1,518)	—	—	(47,974)
Charge-offs (1)	(19,067)	(2,169)	(3,765)	(687)	(2,340)	(2,227)	(1,553)	(31,808)
Transfers to OREO	(3)	(1,464)	(149)	(2,729)	(1,895)	—	—	(6,240)
Transfers to accrual status	—	(913)	—	(293)	(987)	—	—	(2,193)
Balance of non-accrual loans at December 31, 2017	52,904	34,822	12,197	15,691	9,135	—	—	124,749
Additions	91,057	19,507	1,433	3,707	5,252	3,040	20,243	144,239
Payments	(39,887)	(15,961)	(4,872)	(1,120)	(1,951)	—	—	(63,791)
Charge-offs (1)	(52,441)	(2,045)	(1,368)	(1,574)	(3,087)	(3,040)	(974)	(64,529)
Transfers to OREO	(1,027)	(3,206)	—	(1,999)	(1,982)	—	—	(8,214)
Transfers to accrual status	(457)	(2,728)	—	(37)	(660)	—	—	(3,882)
Balance of non-accrual loans at December 31, 2018	$50,149	$30,389	$7,390	$14,668	$6,707	$—	$19,269	$128,572
(1) Excludes charge-offs of loans on accrual status.

Non-accrual loans increased $3.8 million, or 3.1%, in 2018 due mainly to an increase in non-accrual loan additions from $92.8 million in 2017 to $144.2 million in 2018, partially offset by an increase in payments and charge-offs. During 2018, the customer fraud-related Commercial Relationship resulted in a net addition of $7.3 million to non-accrual loans (a $41.2 million addition reduced by $33.9 million of net charge-offs). In addition, another large commercial relationship, which included commercial loans and leases totaling $35.0 million, was added to non-accrual loans during the year. This relationship was current in payments, but showed signs of weakness. Non-accrual loan balances were reduced primarily through payments and charge-offs. Non-accrual loans to total loans increased slightly, to 0.80% at December 31, 2018, as compared to 0.79% at December 31, 2017.

The following table presents non-performing assets as of December 31:

	2018	2017	2016	2015	2014
	(in thousands)
Non-accrual loans (1) (2) (3)	$128,572	$124,749	$120,133	$129,523	$121,080
Loans 90 days or more past due and still accruing (2)	11,106	10,010	11,505	15,291	17,402
Total non-performing loans	139,678	134,759	131,638	144,814	138,482
OREO	10,518	9,823	12,815	11,099	12,022
Total non-performing assets	$150,196	$144,582	$144,453	$155,913	$150,504

(1)
In 2018, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was approximately $6.3 million. The amount of interest income on non-accrual loans that was recognized in 2018 was approximately $2.0 million.

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

(3)
Excluded from non-performing assets as of December 31, 2018 were $61.6 million of loans modified under trouble debt restructurings ("TDRs"). These loans were evaluated for impairment under FASB ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans.

The following table presents non-performing loans, by type, as of the dates shown, and the changes in non-performing loans for the most recent year:

	December 31,					2018 vs. 2017 (Decrease) Increase
	2018	2017	2016	2015	2014	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$51,269	$54,309	$43,460	$44,071	$30,388	$(3,040)	(5.6)%
Real estate – commercial mortgage	32,153	35,447	39,319	41,170	45,237	(3,294)	(9.3)
Real estate – residential mortgage	19,101	20,971	23,655	28,484	28,995	(1,870)	(8.9)
Real estate – home equity	9,769	11,507	13,154	14,683	14,740	(1,738)	(15.1)
Real estate – construction	7,390	12,197	9,842	12,460	16,399	(4,807)	(39.4)
Consumer	409	296	1,891	2,440	2,590	113	38.2
Leasing	19,587	32	317	1,506	133	19,555	N/M
Total non-performing loans	$139,678	$134,759	$131,638	$144,814	$138,482	$4,919	3.7%
N/M - Not meaningful

Non-performing loans increased $4.9 million, or 3.7%, in comparison to December 31, 2017, as a result of the $35.0 million commercial relationship noted above, which included $15.4 million in loans and $19.6 million in leases. This increase was largely offset by improvements in non-performing loans in the rest of the portfolio. As a percentage of total loans, non-performing loans were 0.86% at December 31, 2018, a slight increase from 0.85% at December 31, 2017.
The following table presents TDRs as of December 31:

	2018	2017	2016	2015	2014
	(in thousands)
Real estate – residential mortgage	$24,102	$26,016	$27,617	$28,511	$31,308
Real estate – home equity	16,665	15,558	8,594	4,556	2,975
Real estate – commercial mortgage	15,685	13,959	15,957	17,563	18,822
Commercial – industrial, financial and agricultural	5,143	10,820	6,627	5,953	5,237
Consumer	10	26	39	33	38
Real estate – construction	—	—	726	3,942	9,241
Total accruing TDRs	61,605	66,379	59,560	60,558	67,621
Non-accrual TDRs (1)	28,659	29,051	27,850	31,035	24,616
Total TDRs	$90,264	$95,430	$87,410	$91,593	$92,237

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2018 and still outstanding as of December 31, 2018 were $18.4 million. Of these loans, $5.0 million, or 27.0%, had a payment default during 2018, which the Corporation defines as a single missed scheduled payment, subsequent to modification. TDRs modified during 2017 and still outstanding as of December 31, 2017 totaled $29.6 million. Of these loans, $5.9 million, or 19.8%, had a payment default subsequent to modification during 2017.

The following table summarizes OREO, by property type, as of December 31:

	2018	2017
	(in thousands)
Residential properties	$3,665	$4,562
Commercial properties	4,127	3,331
Undeveloped land	2,726	1,930
Total OREO	$10,518	$9,823

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

Total internally risk rated loans were $11.7 billion and $11.6 billion as of December 31, 2018 and 2017, respectively. The following table presents internal risk ratings of special mention or lower for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2018 vs. 2017 Increase (Decrease)		Substandard or Lower		2018 vs. 2017 Increase (Decrease)		Total Criticized Loans
	2018	2017	$	%	2018	2017	$	%	2018	2017
	(dollars in thousands)
Real estate - commercial mortgage	$170,827	$147,604	$23,223	15.7%	$133,995	$150,804	$(16,809)	(11.1)%	$304,822	$298,408
Commercial - secured	193,470	121,842	71,628	58.8	129,026	179,113	(50,087)	(28.0)	322,496	300,955
Commercial -unsecured	4,016	5,478	(1,462)	(26.7)	3,963	2,759	1,204	43.6	7,979	8,237
Total commercial - industrial, financial and agricultural	197,486	127,320	70,166	55.1	132,989	181,872	(48,883)	(26.9)	330,475	309,192
Construction - commercial residential	6,912	5,259	1,653	31.4	6,881	14,084	(7,203)	(51.1)	13,793	19,343
Construction - commercial	1,163	846	317	37.5	2,533	3,752	(1,219)	(32.5)	3,696	4,598
Total construction (excluding construction - other)	8,075	6,105	1,970	32.3	9,414	17,836	(8,422)	(47.2)	17,489	23,941
Total	$376,388	$281,029	$95,359	33.9%	$276,398	$350,512	$(74,114)	(21.1)%	$652,786	$631,541

% of total risk rated loans	3.2%	2.4%			2.4%	3.0%			5.6%	5.4%
As of December 31, 2018, total loans with risk ratings of special mention and substandard or lower were $21.2 million, or 3.4% higher than 2017, primarily the result of downgrades across various industries and geographic markets as part of the Corporation's normal credit risk management processes.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings as of December 31:

	Delinquent (1)				Non-performing (2)				Total
	2018		2017		2018		2017		2018		2017
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$10,702	0.74%	$12,655	0.81%	$9,769	0.67%	$11,507	0.74%	$20,471	1.41%	$24,162	1.55%
Real estate - residential mortgage	28,988	1.29	18,852	0.97	19,101	0.85	20,971	1.07	48,089	2.14	39,823	2.04
Real estate - construction - other	—	—	203	0.26	490	0.68	411	0.53	490	0.68	614	0.79
Consumer - direct	338	0.60	315	0.57	66	0.12	70	0.13	404	0.72	385	0.70
Consumer - indirect	3,405	0.94	3,681	1.42	343	0.09	226	0.09	3,748	1.03	3,907	1.51
Total Consumer	3,743	0.89	3,996	1.28	409	0.10	296	0.09	4,152	0.99	4,292	1.37
Leasing, other and Overdrafts	1,302	0.45	855	0.32	19,587	6.80	32	0.01	20,889	7.25	887	0.33
Total	$44,735	1.00%	$36,561	0.87%	$49,356	1.10%	$33,217	0.80%	$94,091	2.10%	$69,778	1.67%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.

The $19.6 million increase in non-performing leases was primarily the result of the previously mentioned commercial relationship which included loans and leases.

The following table summarizes the allocation of the allowance for loan losses:

	2018		2017		2016		2015		2014
	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category	Allowance	% of Loans In Each Category
	(dollars in thousands)
Real estate - commercial mortgage	$52,889	39.7%	$58,793	40.3%	$46,842	40.9%	$47,866	39.5%	$53,493	39.6%
Commercial - industrial, financial and agricultural	58,868	27.2	66,280	27.2	54,353	27.8	57,098	29.5	51,378	28.4
Real estate - residential mortgage	18,921	13.9	16,088	12.4	22,929	10.9	21,375	9.9	29,072	10.5
Consumer, home equity, leasing & other	24,798	13.5	22,129	13.7	33,567	14.7	27,458	15.3	33,085	16.2
Real estate - construction	5,061	5.7	6,620	6.4	6,455	5.7	6,529	5.8	9,756	5.3
Unallocated	—	N/A	—	N/A	4,533	N/A	8,728	N/A	7,360	N/A
Total	$160,537	100.0%	$169,910	100.0%	$168,679	100.0%	$169,054	100.0%	$184,144	100.0%
N/A – Not applicable

Management believes that the $160.5 million allowance for loan losses as of December 31, 2018 is sufficient to cover incurred losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data;" and "Critical Accounting Policies" above.

Other Assets

Other assets increased $29.9 million, or 4.7%, to $671.8 million as of December 31, 2018, primarily driven by a $21.4 million increase in net deferred tax assets resulting from an increase in tax credit carry forwards of $27.6 million. See additional detail in "Note 12 - Income Taxes" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Deposits and Borrowings

The following table presents ending deposits, by type, as of December 31:

			(Decrease) Increase
	2018	2017	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,310,105	$4,437,294	$(127,189)	(2.9)%
Interest-bearing demand	4,240,974	4,018,107	222,867	5.5
Savings and money market accounts	4,926,937	4,586,746	340,191	7.4
Total demand and savings	13,478,016	13,042,147	435,869	3.3
Brokered deposits	176,239	90,473	85,766	94.8
Time deposits	2,721,904	2,664,912	56,992	2.1
Total deposits	$16,376,159	$15,797,532	$578,627	3.7%

Noninterest-bearing demand deposits decreased $127.2 million, or 2.9%, primarily due to a $162.8 million decrease in commercial account balances, partially offset by a $23.3 million increase in state and municipal account balances and a $16.7 million increase in personal account balances. Interest-bearing demand accounts increased $222.9 million, or 5.5%, due to a $222.1 million, or 14.4%, increase in state and municipal account balances. The $340.2 million, or 7.4%, increase in savings and money market account balances was primarily due to a $323.4 million, or 9.8%, increase in personal account balances largely driven by promotional efforts throughout the year. Brokered deposits increased $85.8 million, or 94.8%, as of December 31, 2018, primarily as a result of a deposit gathering program which the Corporation began during the third quarter of 2017. See also the "Results of Operations" section of Management's Discussion for more detail on brokered deposits.

The following table presents ending borrowings, by type as of December 31:

			(Decrease) Increase
	2018	2017	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$43,500	$172,017	$(128,517)	(74.7)%
Customer short-term promissory notes	326,277	225,507	100,770	44.7
Total short-term customer funding	369,777	397,524	(27,747)	(7.0)
Federal funds purchased	—	220,000	(220,000)	N/M
Short-term FHLB advances (1)	385,000	—	385,000	N/M
Total short-term borrowings	754,777	617,524	137,253	22.2
Long-term debt:
FHLB advances	601,978	652,113	(50,135)	(7.7)
Other long-term debt	390,301	386,233	4,068	1.1
Total long-term debt	992,279	1,038,346	(46,067)	(4.4)
Total borrowings	$1,747,056	$1,655,870	$91,186	5.5%
N/M - Not meaningful
(1) Represents FHLB advances with an original maturity term of less than one year.

The $137.3 million, or 22.2%, increase in total short-term borrowings resulted from $385.0 million in short-term FHLB advances and a $100.8 million increase in customer short-term promissory notes, partially offset by no federal funds purchased at December 31, 2018 as compared to $220.0 million at December 31, 2017 and a $128.5 million, or 74.7%, decrease in customer repurchase agreements. The increase in short-term borrowings provided additional funding to support loan growth. The decrease in other long-term debt was the result of the $50.1 million decrease in long-term FHLB advances as a result of maturing advances that were not replaced.

Other Liabilities

Other liabilities decreased $42.3 million, or 12.0%, to $311.4 million as of December 31, 2018. The decrease resulted primarily from a $47.9 million decrease in new commitments to fund tax credit investments and a $16.4 million decrease in accrued salaries and benefits, primarily a result of the $13.8 million funding of the accrued defined benefit pension obligation during 2018. See "Note 13 - Employee Benefit Plans," in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for additional information. These decreases were partially offset by changes in the fair value of derivative financial instruments. See "Note 10 - Derivative Financial Instruments," in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for additional information.

Shareholders’ Equity

Total shareholders’ equity increased $17.7 million, or 0.8%, to $2.2 billion, or 10.9%, of total assets, as of December 31, 2018. The increase was due primarily to $208.4 million of net income, $6.7 million of common stock issued and $8.0 million of stock-based compensation awards, largely offset by $95.3 million of common stock repurchases, $91.1 million of common stock cash dividends and a $19.0 million net decrease in accumulated other comprehensive income.

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. During 2018, the Corporation repurchased approximately 1.9 million shares under this program for a total cost of approximately $31.5 million, or $16.71 per share, completing this program.

In November 2018, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. During 2018, the Corporation repurchased approximately 4.1 million shares under this program for a total cost of $63.7 million, or $15.49 per share. Up to an additional $11.3 million of the Corporation's common stock may be repurchased under this program through December 31, 2019.

Total commissions and fees paid on stock repurchases in 2018 were $139,000. Under both repurchase programs, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

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
The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2018	2017	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total capital (to risk-weighted assets)	12.8%	13.0%	8.0%	10.5%
Tier I capital (to risk-weighted assets)	10.2%	10.4%	6.0%	8.5%
Common equity tier I (to risk-weighted assets)	10.2%	10.4%	4.5%	7.0%
Tier leverage capital (to average assets)	9.0%	8.9%	4.0%	4.0%

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
The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and were fully phased in on January 1, 2019.
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

As of January 1, 2019, the Corporation and its bank subsidiaries are also required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

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

As of December 31, 2018, each of the Corporation's subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table above. There are no conditions or events since December 31, 2018 that management believes have changed the institutions' categories. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements
The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation’s consolidated balance sheets as well as contractual obligations for purchased services or for operating leases.

The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2018:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$13,654,255	$—	$—	$—	$13,654,255
Time deposits (2)	1,561,694	920,579	184,677	54,954	2,721,904
Short-term borrowings (3)	754,777	—	—	—	754,777
Long-term debt (3)	252,351	341,410	130,195	268,323	992,279
Operating leases (4)	18,013	32,935	25,102	43,307	119,357
Purchase obligations (5)	19,434	43,376	10,347	—	73,157
Uncertain tax positions (6)	501	973	652	600	2,726

(1)	Includes demand deposits, savings accounts and brokered deposits, which can be withdrawn at any time.

(2)	See additional information regarding time deposits in "Note 8 - Deposits," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2018 (in thousands):

Commercial and other	$3,642,545
Home equity	1,475,066
Commercial mortgage and construction	1,188,972
Total commitments to extend credit	$6,306,583

Standby letters of credit	$309,352
Commercial letters of credit	48,682
Total letters of credit	$358,034

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of December 31, 2018 (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $63.0 million	+ 9.2%
+200 bp	+ $43.5 million	+ 6.3%
+100 bp	+ $22.6 million	+ 3.3%
–100 bp	– $37.0 million	– 5.4%
–200 bp	– $88.0 million	– 12.8%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of December 31, 2018, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments and the gross fair values are recorded in other assets and liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest expense on the consolidated statements of income.

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

The Corporation maintains liquidity sources in the form of demand and savings deposits, brokered deposits, time deposits, repurchase agreements and short-term promissory notes. The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those accounts and borrowings. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net interest income if rates on interest-earning assets do not experience a proportionate increase. Borrowing availability with the FHLB and the FRB, along with federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2018, the Corporation had $987.0 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $2.4 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2018, the Corporation had aggregate availability under federal funds lines of $1.3 billion, with nothing borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of December 31, 2018, the Corporation had $505.2 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

Liquidity must also be managed at the Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. See "Note 11 - Regulatory Matters - Dividend and Loan Limitations" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information concerning limitations on the dividends that may be paid to the Corporation, and loans that may be granted to the Corporation and its affiliates by the Corporation's subsidiary banks. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2018 generated $296.8 million of cash, mainly due to net income. Cash used in investing activities was $740.7 million, due to net increases in loans and investment securities. Net cash provided by financing activities was $487.5 million due mainly to increases in deposits.

The following table presents the expected maturities of available for sale investment securities, at estimated fair value, and held to maturity investment securities, at amortized cost, as of December 31, 2018 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale	(dollars in thousands)
U.S. Government sponsored agency securities	$—	—%	$28,683	2.80%	$2,949	3.08%	$—	—%
State and municipal (1)	5,741	3.30	24,092	3.60	21,641	5.59	227,622	3.98
Corporate debt securities	999	2.49	17,407	3.47	82,119	4.59	102,994	3.90
Auction rate securities (2)	—	—	—	—	—	—	9,007	4.44
Total	$6,740	3.18%	$70,182	3.24%	$106,709	4.75%	$339,623	3.97%
Held to maturity
State and municipal (1)	$—	—%	$—	—%	$—	—%	$156,134	4.16%
Available for sale
Collateralized mortgage obligations (3)	$832,080	2.75%
Residential mortgage-backed securities (3)	463,344	2.39%
Commercial mortgage-backed securities (3)	261,616	2.54%
Held to maturity
Residential mortgage-backed securities (3)	$450,545	2.14%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a federal tax rate of 21% and statutory interest expense disallowances.

(2)	Maturities of auction rate securities are based on contractual maturities.

(3)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, all balances and weighted average rates are shown in one period. As of December 31, 2018, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and five years, respectively.

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

The following table presents the approximate contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2018:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial - industrial, financial and agricultural
Adjustable and floating rate	$876,941	$2,136,919	$544,728	$3,558,588
Fixed rate	217,839	364,662	270,503	853,004
Total	$1,094,780	$2,501,581	$815,231	$4,411,592
Real estate – mortgage (1):
Adjustable and floating rate	$1,415,137	$4,196,186	$2,348,503	$7,959,826
Fixed rate	477,863	1,091,589	608,188	2,177,640
Total	$1,893,000	$5,287,775	$2,956,691	$10,137,466
Real estate – construction:
Adjustable and floating rate	$262,806	$328,465	$224,737	$816,008
Fixed rate	82,290	9,638	8,663	100,591
Total	$345,096	$338,103	$233,400	$916,599
(1) Includes commercial mortgages, residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2018 were as follows (in thousands):

Year
2019	$1,561,694
2020	667,265
2021	253,314
2022	153,447
2023	31,230
Thereafter	54,954
$2,721,904

Contractual maturities of time deposits of $100,000 or more outstanding, included in the table above, as of December 31, 2018 were as follows (in thousands):

Three months or less	$230,906
Over three through six months	185,930
Over six through twelve months	342,036
Over twelve months	486,665
Total	$1,245,537
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
State and Municipal Securities
As of December 31, 2018, the Corporation owned state and municipal securities issued by various states and municipalities with a total fair value of $436.3 million. Ongoing uncertainty with respect to the financial strength of state and municipal bond insurers places much greater emphasis on the underlying strength of issuers. Continued pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2018, approximately 98% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 61% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Securities
As of December 31, 2018, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates ("ARCs"), had a cost basis of $107.4 million and an estimated fair value of $103.0 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2018, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2018, all of the Corporation's ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer trust preferred securities and subordinated debt and senior debt issued by financial institutions. As of December 31, 2018, these securities had an amortized cost of $111.5 million and an estimated fair value of $109.5 million.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2018	2017
Assets
Cash and due from banks	$103,436	$108,291
Interest-bearing deposits with other banks	342,251	293,805
Total cash and cash equivalents	445,687	402,096
Federal Reserve Bank and Federal Home Loan Bank stock	79,283	60,761
Loans held for sale	27,099	31,530
Investment securities:
Available for sale, at estimated fair value	2,080,294	2,547,956
Held to maturity, at amortized cost	606,679	—
Loans, net of unearned income	16,165,800	15,768,247
Allowance for loan losses	(160,537)	(169,910)
Net Loans	16,005,263	15,598,337
Premises and equipment	234,529	222,802
Accrued interest receivable	58,879	52,910
Goodwill and intangible assets	531,556	531,556
Other assets	612,883	588,957
Total Assets	$20,682,152	$20,036,905
Liabilities
Deposits:
Noninterest-bearing	$4,310,105	$4,437,294
Interest-bearing	12,066,054	11,360,238
Total Deposits	16,376,159	15,797,532
Short-term borrowings:
Federal funds purchased	—	220,000
Other short-term borrowings	754,777	397,524
Total Short-Term Borrowings	754,777	617,524
Accrued interest payable	10,529	9,317
Other liabilities	300,835	344,329
Federal Home Loan Bank advances and long-term debt	992,279	1,038,346
Total Liabilities	18,434,579	17,807,048
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 221.8 million shares issued in 2018 and 220.9 million shares issued in 2017	554,377	552,232
Additional paid-in capital	1,489,703	1,478,389
Retained earnings	946,032	821,619
Accumulated other comprehensive loss	(59,063)	(32,974)
Treasury stock, 51.6 million shares in 2018 and 45.7 million shares in 2017	(683,476)	(589,409)
Total Shareholders’ Equity	2,247,573	2,229,857
Total Liabilities and Shareholders’ Equity	$20,682,152	$20,036,905

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2018	2017	2016
Interest Income
Loans, including fees	$683,042	$603,961	$543,385
Investment securities:
Taxable	56,039	47,028	44,975
Tax-exempt	12,076	11,566	9,662
Dividends	5	369	571
Loans held for sale	1,159	876	728
Other interest income	6,193	5,066	3,779
Total Interest Income	758,514	668,866	603,100
Interest Expense
Deposits	87,712	57,791	44,693
Short-term borrowings	8,489	2,779	855
Long-term debt	31,857	32,932	36,780
Total Interest Expense	128,058	93,502	82,328
Net Interest Income	630,456	575,364	520,772
Provision for credit losses	46,907	23,305	13,182
Net Interest Income After Provision for Credit Losses	583,549	552,059	507,590
Non-Interest Income
Other service charges and fees	53,777	52,859	51,473
Investment management and trust services	52,148	49,249	45,270
Service charges on deposit accounts	48,889	51,006	51,346
Mortgage banking income	19,026	19,928	19,415
Other	21,648	25,861	20,124
Non-interest income before investment securities gains	195,488	198,903	187,628
Investment securities gains, net	37	9,071	2,550
Total Non-Interest Income	195,525	207,974	190,178
Non-Interest Expense
Salaries and employee benefits	303,202	290,130	283,353
Net occupancy expense	51,678	49,708	47,611
Data processing and software	41,286	38,735	36,919
Other outside services	33,758	27,501	23,883
Professional fees	14,161	12,688	11,004
Equipment expense	13,243	12,935	12,788
Amortization of tax credit investments	11,449	11,028	—
FDIC insurance expense	10,993	11,049	9,767
State taxes	9,590	10,051	6,405
Other	56,744	61,754	57,789
Total Non-Interest Expense	546,104	525,579	489,519
Income Before Income Taxes	232,970	234,454	208,249
Income taxes	24,577	62,701	46,624
Net Income	$208,393	$171,753	$161,625

Per Share:
Net Income (Basic)	$1.19	$0.98	$0.93
Net Income (Diluted)	1.18	0.98	0.93
Cash Dividends	0.52	0.47	0.41

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2018	2017	2016
Net Income	$208,393	$171,753	$161,625
Other Comprehensive (Loss) Income, net of tax:
Unrealized (losses) gains on available for sale investment securities:
Unrealized (loss) gain on securities	(24,326)	10,432	(14,891)
Reclassification adjustment for securities gains included in net income	(30)	(5,894)	(1,657)
Amortization of net unrealized losses on securities transferred to held to maturity	2,098	—	—
Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	222	185	(185)
Net unrealized (losses) gains on available for sale investment securities	(22,036)	4,723	(16,733)
Unrealized gains on derivative financial instruments:
Amortization of unrealized loss on derivative financial instruments	—	—	16
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement income (cost)	1,400	(609)	(931)
Amortization of net unrecognized pension and postretirement income	1,648	1,361	1,216
Net unrealized gains on defined benefit pension and postretirement plans	3,048	752	285
Other Comprehensive (Loss) Income	(18,988)	5,475	(16,432)
Total Comprehensive Income	$189,405	$177,228	$145,193

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2015	174,176	$547,141	$1,450,690	$641,588	$(22,017)	$(575,508)	$2,041,894
Net income				161,625			161,625
Other comprehensive loss					(16,432)		(16,432)
Stock issued, including related tax benefits	1,350	2,566	10,356			4,209	17,131
Stock-based compensation awards			6,556				6,556
Acquisition of treasury stock	(1,486)					(18,545)	(18,545)
Common stock cash dividends - $0.41 per share				(71,114)			(71,114)
Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				171,753			171,753
Other comprehensive income					5,475		5,475
Stock issued	1,130	2,525	5,578			435	8,538
Stock-based compensation awards			5,209				5,209
Common stock cash dividends - $0.47 per share				(82,233)			(82,233)
Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				208,393			208,393
Other comprehensive loss					(18,988)		(18,988)
Stock issued	977	2,062	3,432			1,241	6,735
Stock-based compensation awards	33	83	7,882				7,965
Acquisition of treasury stock	(5,996)					(95,308)	(95,308)
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.52 per share				(91,081)			(91,081)
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573

See Notes to Consolidated Financial Statements
(1) Result of adoption of ASU 2018-02. See Note 1 to Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$208,393	$171,753	$161,625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,907	23,305	13,182
Depreciation and amortization of premises and equipment	28,156	28,096	27,403
Amortization of tax credit investments	38,606	37,185	23,982
Net amortization of investment security premiums	9,297	10,107	10,430
Deferred income tax (benefit) expense	(15,749)	24,896	11,054
Re-measurement of net deferred tax asset	(809)	15,635	—
Investment securities gains, net	(37)	(9,071)	(2,550)
Gains on sales of mortgage loans held for sale	(13,021)	(13,036)	(15,685)
Proceeds from sales of mortgage loans held for sale	795,756	644,400	709,316
Originations of mortgage loans held for sale	(778,304)	(634,197)	(705,442)
Amortization of issuance costs and discounts on long-term debt	813	845	617
Stock-based compensation	7,965	5,209	6,556
Excess tax benefits from stock-based compensation	—	—	(964)
Increase in accrued interest receivable	(5,969)	(6,616)	(3,527)
Increase in other assets	(26,090)	(7,958)	(53,922)
Increase (decrease) in accrued interest payable	1,212	(315)	(1,092)
(Decrease) increase in other liabilities	(306)	(2,480)	45,090
Total adjustments	88,427	116,005	64,448
Net cash provided by operating activities	296,820	287,758	226,073
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	54,638	184,734	115,844
Proceeds from paydowns and maturities of securities held to maturity	35,900	—	—
Proceeds from principal repayments and maturities of available for sale securities	290,681	417,673	558,854
Purchases of available for sale securities	(558,949)	(584,921)	(782,765)
(Purchase) redemption of Federal Reserve Bank and Federal Home Loan Bank stock	(18,522)	(3,272)	4,727
Net increase in loans	(447,849)	(1,087,521)	(873,939)
Net purchases of premises and equipment	(39,883)	(33,092)	(19,674)
Net change in tax credit investments	(56,733)	(28,932)	(40,663)
Net cash used in investing activities	(740,717)	(1,135,331)	(1,037,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	435,872	782,525	992,253
Net increase (decrease) in time deposits	142,755	2,143	(111,706)
Increase in short-term borrowings	137,253	76,207	43,654
Additions to long-term debt	50,000	223,251	215,884
Repayments of long-term debt	(100,165)	(115,153)	(236,640)
Net proceeds from issuance of common stock	6,735	8,538	16,167
Excess tax benefits from stock-based compensation	—	—	964
Dividends paid	(89,654)	(80,368)	(69,382)
Acquisition of treasury stock	(95,308)	—	(18,545)
Net cash provided by financing activities	487,488	897,143	832,649
Net Increase in Cash and Cash Equivalents	43,591	49,570	21,106
Cash and Cash Equivalents at Beginning of Year	402,096	352,526	331,420
Cash and Cash Equivalents at End of Year	$445,687	$402,096	$352,526
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$126,846	$93,817	$83,420
Income taxes	13,547	6,537	16,193
Supplemental schedule of certain noncash activities
Transfer of available for sale securities to held to maturity securities	$641,672	$—	$—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation ("Parent Company") is a multi-bank financial holding company which provides a full range of banking and financial services to businesses and consumers through its four wholly owned banking subsidiaries: Fulton Bank, N.A., Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.
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
Loans and Financing Receivables: Loan and lease financing receivables are stated at their principal amount outstanding, except for mortgage loans held for sale, which are carried at fair value. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method.
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
Troubled Debt Restructurings ("TDRs"): Loans whose terms are modified are classified as TDRs if it is determined that those borrowers are experiencing financial difficulty and the Corporation grants the borrowers concessions. Concessions, whether negotiated or imposed by bankruptcy, granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a reduction in the interest rate. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.
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

•
Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

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
The Corporation’s allowance for loan losses includes: 1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification ("ASC") Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under ASC Subtopic 450-20.
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
All loans evaluated for impairment under FASB ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2018 and 2017, substantially all of the Corporation’s impaired loans to borrowers with total outstanding loan balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

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

As of December 31, 2018 and 2017, approximately 89% and 94%, respectively, of impaired loans with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated within the preceding 12 months.

When updated appraisals are not obtained for loans secured by real estate and evaluated for impairment under ASC Section 310-10-35, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Collateral could also be in the form of business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

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

All loans not evaluated for impairment under ASC Section 310-10-35 are evaluated for impairment under ASC Subtopic 450-20, using a pooled loss evaluation approach. Loans are segmented into pools with similar characteristics and a consistently developed loss factor is then applied to all loans in these pools. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans, home equity loans and indirect automobile loans.
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

The Corporation calculates allowance for loan loss allocation needs for loans evaluated under ASC Subtopic 450-20 through the following procedures:

•
The loans are segmented into pools with similar characteristics, as noted above. Commercial loans, commercial mortgages and construction loans to commercial borrowers are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status;

•
A loss rate is calculated for each pool through an analysis of historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss rate forecast;

•	The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends; and

•	The resulting adjusted loss rate is applied to the balance of the loans in the pool to arrive at the allowance allocation for the pool.
The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type. Prior to 2017, the Corporation maintained an unallocated allowance for credit losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary. This change did not have a material impact on the Corporation's reserve for credit losses.
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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments and the gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest expense on the consolidated statements of income. Fulton Bank, N.A. ("Fulton Bank"), the Corporation's largest banking subsidiary, exceeds $10 billion in total assets and is required to clear all eligible interest rate swap contracts with a central counterparty. As a result, Fulton Bank is subject to the regulations of Commodity Futures Trading Commission ("CFTC").

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

The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through a daily clearing agent. As a result, the total fair values of interest rate swap derivative assets and derivative liabilities recognized on the consolidated balance sheet are not equal and offsetting.

The Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swap contracts, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign currency exchange contracts in the event of default. For additional details on Interest Rate Swaps and Foreign Exchange Contracts, see "Note 10 - Derivative Financial Instruments."

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

Income Taxes: The Corporation accounts for income taxes in accordance with ASC Topic 740, "Income Taxes" ("ASC Topic 740"). Under ASC Topic 740, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The realizability of the net deferred tax assets is evaluated quarterly by assessing the valuation allowance and by adjusting the amount of the allowance, if necessary. The Corporation considers all available positive and negative evidence, including projected future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The evaluation of both positive and negative evidence is a requirement pursuant to ASC Topic 740 in determining whether it is more-likely-than-not the net deferred tax assets will be realized. In the event the Corporation determines that the deferred income tax assets would be realized in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded, which would reduce the provision for income taxes.

ASC Topic 740 also creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in other liabilities within the consolidated balance sheets.

Effective January 1, 2018, the Corporation adopted ASC Update 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standards update permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects resulting from the application of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which changed the federal corporate income tax rate from a top rate of 35% to a flat rate of 21%. Upon adoption, the Corporation elected to reclassify $7.1 million of stranded tax effects from AOCI to retained earnings at the beginning of the period of adoption. The Corporation's policy for releasing income tax effects from accumulated other comprehensive income is to release them as investments are sold or mature and as pension and post-retirement liabilities are extinguished.

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

Stock option fair values are estimated through the use of the Black-Scholes valuation methodology as of the date of grant. Stock options carry terms of up to ten years. The Company has not issued stock options since 2014. The fair value of restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

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

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2018	2017	2016
	(in thousands)
Weighted average common shares outstanding (basic)	175,395	174,721	173,325
Impact of common stock equivalents	1,148	1,211	1,093
Weighted average common shares outstanding (diluted)	176,543	175,932	174,418

In 2016, 534,000 stock options were excluded from the diluted earnings per share computation as their effect would have been anti-dilutive. There were no stock options excluded from the diluted net income per share computation in 2018 and 2017.

Disclosures about Segments of an Enterprise and Related Information: The Corporation does not have any operating segments which require disclosure of additional information. While the Corporation owns four separate banks, each engages in similar activities, provides similar products and services, and operates in the same general geographic area. The Corporation’s non-banking activities are immaterial and, therefore, separate information is not required to be disclosed.

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

Goodwill is not amortized to expense, but is tested for impairment at least annually. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. Based on the results of its annual impairment tests, the Corporation concluded that there was no impairment in 2018, 2017 or 2016. See "Note 6 - Goodwill and Intangible Assets," for additional details.

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

Because the Corporation owns 100% of the equity interests in its New Markets Tax Credit investments, these investments were consolidated based on FASB ASC Topic 810 as of December 31, 2018 and 2017. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of FASB ASC Topic 810.

Tax Credit Investments are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation’s Tax Credit Investments in 2018, 2017 or 2016. For additional details, see "Note 12 - Income Taxes."

Fair Value Measurements: ASC Topic 820 establishes a fair value hierarchy for the inputs to valuation techniques used to measure assets and liabilities at fair value using the following three categories (from highest to lowest priority):

•	Level 1 - Inputs that represent quoted prices for identical instruments in active markets.

•
Level 2 - Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.

•	Level 3 - Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels. See "Note 18 - Fair Value Measurements," for additional details.

Effective January 1, 2018, the Corporation adopted ASC Update 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASC Update 2016-01 provides guidance regarding the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This update requires equity investments to be measured at fair value, with changes recorded in net income. It also requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The adoption of this update did not have a material impact on the consolidated financial statements.

In 2008, the Corporation received Class B restricted shares of Visa, Inc. ("Visa") as part of Visa’s initial public offering. In accordance with the ASC Update 2016-01, these securities are considered equity securities without readily determinable values. As such, the approximately 133,000 Visa Class B shares remaining that the Corporation owned as of December 31, 2018 are carried at a zero cost basis.

Revenue Recognition: Effective January 1, 2018, the Corporation adopted ASC Update 2014-09, "Revenue from Contracts with Customers" using the modified retrospective method applied to all open contracts as of January 1, 2018 with no material impact on its consolidated financial statements. This update established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The sources of revenue for the Corporation are interest income from loans and investments, net of interest expense on deposits and borrowings, and non-interest income. Non-interest income is earned from various banking and financial services that the Corporation offers through its subsidiary banks. Revenue is recognized as earned based on contractual terms, as transactions occur, or as services are provided. Following is further detail of the various types of revenue the Corporation earns and when it is recognized:

Interest income: Interest income is recognized on an accrual basis according to loan agreements, securities contracts or other such written contracts.

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

Other service charges and fees: Consists of branch fees, automated teller machine fees, debit card income and merchant services fees. These fees are primarily transactional, and revenue is recognized when transactions occur. Also included in other service charges and fees are letter of credit fees, foreign exchange income and commercial loan interest rate swap fees.

Mortgage banking income: Consists of gains or losses on the sale of residential mortgage loans and mortgage loan servicing income.

Other Income: Includes credit card income, gains on sales of Small Business Association ("SBA") loans, cash surrender value of life insurance, and other miscellaneous income.

Cash and Cash Equivalents and Restricted Cash: In 2018, the Corporation adopted ASC Update 2016-18, "Statement of Cash Flows - Restricted Cash". This standards update provides guidance regarding the presentation of restricted cash in the statement of cash flows. The update requires companies to include amounts generally described as restricted cash and restricted cash equivalents, along with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. It also requires an entity to disclose the nature of the restrictions on cash and cash equivalents.

As a result of the adoption of ASC Update 2016-18, in the fourth quarter of 2018 cash and cash equivalents, as included in the consolidated statements of cash flows, include those amounts presented in “cash and due from banks” and “interest-bearing deposits with other banks” on the consolidated balance sheets. All periods presented in the consolidated statements of cash flows have been revised to conform to this presentation. This had no impact on net income, net income per share or retained earnings.

Cash and cash equivalents includes restricted cash. Restricted cash comprises cash balances required to be maintained with the Federal Reserve Bank, based on customer transaction deposit account levels, and cash balances provided as collateral on derivative and other contracts. See Note 2, “Restrictions on Cash and Cash Equivalents” for additional information.

The Corporation determined that the total amounts of beginning-of-period and end-of-period cash and restricted cash, and the changes in other interest-earning assets presented in the consolidated statements of cash flows in the Form 10-Q’s filed for the periods ended March 31, 2018, June 30, 2018 and September 30, 2018 were immaterially misstated. Total restricted cash balances presented in the footnotes to the consolidated statements of cash flows were properly stated. The immaterial corrections of cash and restricted cash within the consolidated statements of cash flows, as shown in the following tables, had no impact on the amounts of “cash and due from banks” and “interest-bearing deposits with other banks” presented on the consolidated balance sheets.

	Three Months Ended March 31		Six Months Ended June 30		Nine Months Ended September 30
	2018	2017	2018	2017	2018	2017
As Reported:	(in thousands)
Decrease (increase) in other interest-earning assets	$86,760	$(59,135)	$(3,480)	$(71,845)	$(49,225)	$(376,696)
Net cash provided by (used in) investing activities	36,715	(279,869)	(217,199)	(656,240)	(478,766)	(1,202,312)
Net (decrease) increase in cash and restricted cash	(8,140)	(24,919)	(1,793)	5,920	(33,465)	(41,112)
Cash and restricted cash - beginning of period	108,291	118,763	246,726	236,887	246,726	236,887
Cash and restricted cash - end of period	100,151	93,844	244,933	242,807	213,261	195,775

As Corrected:
Decrease (increase) in other interest-earning assets	$59,034	$(76,087)	$4,312	$(57,819)	$(39,974)	$(341,385)
Net cash provided by (used in) investing activities	8,989	(296,821)	(209,407)	(642,214)	(469,515)	(1,167,001)
Net (decrease) increase in cash and restricted cash	(35,866)	(41,871)	5,999	19,946	(24,214)	(5,801)
Cash and restricted cash - beginning of period	159,304	144,812	159,304	144,812	159,304	144,812
Cash and restricted cash - end of period	123,438	102,941	165,303	164,758	135,090	139,011

Effective January 1, 2018 the Corporation adopted ASC Update 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments." This standards update provides guidance regarding the presentation of certain cash receipts and cash payments in the statement of cash flows, addressing eight specific cash flow classification issues, in order to reduce existing diversity in practice. The adoption of this update did not have a material impact on the consolidated financial statements.

Defined Benefit Pension: Net periodic pension costs are funded based on the requirements of federal laws and regulations. The determination of net periodic pension costs is based on assumptions about future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as retirement age and mortality, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic pension expense includes interest cost, based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. For the Corporation, there is no service cost as the plan was curtailed in 2008, with no additional benefits accruing. Net periodic pension cost is recognized in salaries and employee benefits on the consolidated statements of income.

In March 2017, the FASB issued ASC Update No. 2017-07, "Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standards update requires a company to present service cost separately from the other components of net benefit cost. In addition, the update provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. This update was effective for interim and annual reporting periods beginning after December 15, 2017. The Corporation adopted this standards update effective with its March 31, 2018 quarterly report on Form 10-Q and the adoption of this update did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards:

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASC Update 2016-02 Leases (Topic 842)
This update requires a lessee to recognize for all leases with an initial term greater than twelve months: (1) a “right-of-use” asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. ASC Update 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB also issued amendments to ASC Update 2016-02 (ASC Updates 2018-10 and 2018-11), which allow for an alternative transition method that eliminates the requirement to restate the earliest prior period presented in an entity’s financial statements. Entities that elect this transition method still adopt ASC Update 2016-02 using the modified retrospective transition method, but they recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. In December of 2018, the FASB issued an additional amendment to this update (ASC Update 2018-20) which narrows the scope on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and nonlease components.

This update requires lessors to classify leases as a sales-type, direct financing or operating. Substantially all of the Corporation's leasing activities as lessor are under direct financing leases and it does not expect the new standard to have a material effect on its financial statements related to these leases.
First Quarter 2019
The Corporation is adopting this update effective with its March 31, 2020 quarterly report on Form 10-Q using the alternative transition method. The Corporation applied the package of practical expedients permitted within the new standard, which, among other things, allows it to carryforward the historical lease classification, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

Based on preliminary evaluation, the right-of-use asset and corresponding lease obligation liability, are each expected to be between $105 million to $115 million at adoption. The Corporation will continue to evaluate other impacts of adoption but does not anticipate these to be material.

ASC Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and held to maturity investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable under current U.S. GAAP. This update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This adjustment will also be recognized in regulatory capital. This update is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted.

In November 2018, the FASB issued ASC Update 2018-19, “Codifications Improvements to Topic 326, Financial Instruments - Credit Losses” which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments.

First Quarter of 2020
The Corporation intends to adopt these standards updates effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation is currently evaluating the impact of the adoption of this update on its consolidated financial statements and disclosures. While the Corporation is currently unable to reasonably estimate the impact of this update, it expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date. The Corporation’s steering committee and working group, which are comprised of individuals from various functional areas, are assessing processes, portfolio segmentation, systems requirements and solutions and resources to implement this new accounting standard. Current activities also include data gathering and building loss models. The Corporation anticipates it will begin full parallel runs of the new processes and controls in mid-2019. In addition, the Corporation has engaged a third-party consultant to assist with these implementation efforts.

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASC Update 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The FASB issued this update to simplify the subsequent quantitative measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Instead, identifying and measuring impairment will take place in a single quantitative step. In addition, no separate qualitative assessment for reporting units with zero or negative carrying amounts is required. Entities must disclose the existence of these reporting units and the amount of goodwill allocated to them. This update should be applied on a prospective basis, and an entity is required to disclose the nature of and reason for the change in accounting principle upon transition. This update is effective for annual or interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted.
Fourth Quarter of 2020, in line with its annual impairment testing in October of each year
The Corporation does not expect the adoption of this update to have a material impact on its consolidated financial statements. The Corporation has not been required to perform step 2 since its 2012 impairment testing.

ASC Update 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
This update changes the fair value measurement disclosure requirements of ASC Topic 820 "Fair Value Measurement." Among other things, the update modifies the disclosure objective paragraphs of ASC 820 to eliminate: (1) "at a minimum" from the phrase "an entity shall disclose at a minimum;" and (2) other similar disclosure requirements to promote the appropriate exercise of discretion by entities.
First Quarter 2020
The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. This standard will impact the Corporation's Fair Value Measurement disclosure but the Corporation does not expect the adoption of this update to have a material impact on its consolidated financial statements.

ASC Update 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
This update amends ASC Topic 715-20 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted.
First Quarter 2021
The Corporation intends to adopt this standards update effective with its March 31, 2021 quarterly report on Form 10-Q. This standard will impact the Corporation's disclosure relating to employee benefit plans, but the Corporation does not expect the adoption of this update to have a material impact on its consolidated financial statements.

ASC Update 2018-15 Intangibles - Goodwill and Other - Internal Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

This update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets. This update is effective for annual or interim reporting periods beginning after December 15, 2019. Early adoption is permitted.
First Quarter 2020
The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q and does not expect the adoption of this update to have an impact on its consolidated financial statements.

Reclassifications: Certain amounts in the 2017 and 2016 consolidated financial statements and notes have been reclassified to conform to the 2018 presentation. On the Consolidated Statements of Cash Flows, the net change in tax credit investments is presented as cash flows from investing activities. Prior to 2018, these cash flows were presented as cash flows from operating activities, included in the net increase (decrease) in other liabilities. The presentation of the cash flows for the years ended December 31, 2017 and 2016 were changed to conform to this presentation, resulting in a $28.9 million and $40.7 million decrease, respectively, in net cash flows used in investing activities and a corresponding increase in net cash flows provided by operating activities. The change had no impact on net income or retained earnings.

NOTE 2 – RESTRICTIONS ON CASH AND CASH EQUIVALENTS
The Corporation’s subsidiary banks are required to maintain reserves against their deposit liabilities. These reserves are in the form of cash and balances with the FRB, included in "interest-bearing deposits with other banks." The amounts of such reserves as of December 31, 2018 and 2017 were $156.8 million and $124.4 million, respectively.

In addition, collateral is posted by the Corporation with counterparties to secure derivative contracts and other contracts, which are included in "interest-bearing deposits with other banks". The amounts of such collateral as of December 31, 2018 and 2017 were $45.1 million and $14.0 million, respectively.

NOTE 3 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2018
Available for Sale
U.S. Government sponsored agency securities	$31,586	$185	$(139)	$31,632
State and municipal securities	282,383	2,178	(5,466)	279,095
Corporate debt securities	111,454	1,432	(3,353)	109,533
Collateralized mortgage obligations	841,294	2,758	(11,972)	832,080
Residential mortgage-backed securities	476,973	1,583	(15,212)	463,344
Commercial mortgage-backed securities	264,165	524	(3,073)	261,616
Auction rate securities	107,410	—	(4,416)	102,994
Total	$2,115,265	$8,660	$(43,631)	$2,080,294

Held to Maturity
State and municipal securities	$156,134	$1,166	$(93)	$157,207
Residential mortgage-backed securities	450,545	3,667	—	454,212
Total	$606,679	$4,833	$(93)	$611,419

2017
Available for Sale
U.S. Government sponsored agency securities	$5,962	$2	$(26)	$5,938
State and municipal securities	405,860	5,638	(2,549)	408,949
Corporate debt securities	96,353	2,832	(1,876)	97,309
Collateralized mortgage obligations	611,927	491	(9,795)	602,623
Residential mortgage-backed securities	1,132,080	3,957	(15,241)	1,120,796
Commercial mortgage-backed securities	215,351	—	(2,596)	212,755
Auction rate securities	107,410	—	(8,742)	98,668
Total debt securities	2,574,943	12,920	(40,825)	2,547,038
Equity securities	776	142	—	918
Total	$2,575,719	$13,062	$(40,825)	$2,547,956

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

Securities carried at $973.4 million at December 31, 2018 and $1.8 billion at December 31, 2017, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
The amortized cost and estimated fair values of debt securities as of December 31, 2018, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$6,738	$6,740	$—	$—
Due from one year to five years	69,672	70,182	—	—
Due from five years to ten years	108,091	106,709	—	—
Due after ten years	348,332	339,623	156,134	157,207
	532,833	523,254	156,134	157,207
Residential mortgage-backed securities(1)	476,973	463,344	450,545	454,212
Commercial mortgage-backed securities(1)	841,294	832,080	—	—
Collateralized mortgage obligations (1)	264,165	261,616	—	—
Total	$2,115,265	$2,080,294	$606,679	$611,419

(1)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(in thousands)
2018:
Equity securities	$9	$—	$9
Debt securities	1,656	(1,628)	28
Total	$1,665	$(1,628)	$37
2017:
Equity securities	$13,558	$—	$13,558
Debt securities	315	(4,802)	(4,487)
Total	$13,873	$(4,802)	$9,071
2016:
Equity securities	$2,005	$(10)	$1,995
Debt securities	581	(26)	555
Total	$2,586	$(36)	$2,550

The cumulative balance of credit-related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at December 31, 2018, 2017 and 2016 was $11.5 million. There were no other-than-temporary impairment charges recognized for the years ended December 31, 2018, 2017 and 2016.

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2018.

	Less Than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	1	$4,961	$(31)	1	$5,770	$(108)	$10,731	$(139)
State and municipal securities	33	72,950	(1,292)	38	83,770	(4,174)	156,720	(5,466)
Corporate debt securities	8	24,419	(227)	14	25,642	(3,126)	50,061	(3,353)
Collateralized mortgage obligations	39	136,563	(1,050)	89	388,173	(10,922)	524,736	(11,972)
Residential mortgage-backed securities	17	18,220	(222)	110	402,779	(14,990)	420,999	(15,212)
Commercial mortgage-backed securities	1	9,778	(35)	25	197,326	(3,038)	207,104	(3,073)
Auction rate securities	—	—	—	177	102,994	(4,416)	102,994	(4,416)
Total available for sale	99	$266,891	$(2,857)	454	$1,206,454	$(40,774)	$1,473,345	$(43,631)

Held to Maturity
State and municipal securities	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)
Total held to maturity	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)

For comparative purposes, the following table presents gross unrealized losses and the estimated fair value of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017.

	Less Than 12 months				12 Months or Longer		Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	2	$5,830	$(26)	—	$—	$—	$5,830	$(26)
State and municipal securities	4	11,650	(50)	48	118,297	(2,499)	129,947	(2,549)
Corporate debt securities	1	4,544	(48)	19	32,163	(1,828)	36,707	(1,876)
Collateralized mortgage obligations	60	303,932	(2,408)	57	187,690	(7,387)	491,622	(9,795)
Residential mortgage-backed securities	116	511,378	(4,348)	89	500,375	(10,893)	1,011,753	(15,241)
Commercial mortgage-backed securities	22	190,985	(2,118)	3	21,770	(478)	212,755	(2,596)
Auction rate securities	—	—	—	177	98,668	(8,742)	98,668	(8,742)
Total	205	$1,028,319	$(8,998)	393	$958,963	$(31,827)	$1,987,282	$(40,825)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in fair value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation did not consider these investments to be other-than-temporarily impaired as of December 31, 2018.

As of December 31, 2018, all auction rate certificates ("ARCs") were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. All of the loans were current and making scheduled payments and, based on management’s evaluations, were not subject to any other-than-temporary impairment charges as of December 31, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges as of December 31, 2018. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans, net of unearned income
Loans, net of unearned income are summarized as follows as of December 31:

	2018	2017
	(in thousands)
Real estate – commercial mortgage	$6,434,285	$6,364,804
Commercial – industrial, financial and agricultural	4,404,548	4,300,297
Real estate – residential mortgage	2,251,044	1,954,711
Real estate – home equity	1,452,137	1,559,719
Real estate – construction	916,599	1,006,935
Consumer	419,186	313,783
Leasing and other	311,866	291,556
Overdrafts	2,774	4,113
Loans, gross of unearned income	16,192,439	15,795,918
Unearned income	(26,639)	(27,671)
Loans, net of unearned income	$16,165,800	$15,768,247

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $116.4 million and $113.6 million as of December 31, 2018 and 2017, respectively. During 2018, additions totaled $54.6 million and repayments totaled $51.8 million in related-party loans.
The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.8 billion and $4.6 billion as of December 31, 2018 and 2017, respectively.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2018	2017	2016
	(in thousands)
Allowance for loan losses	$160,537	$169,910	$168,679
Reserve for unfunded lending commitments	8,873	6,174	2,646
Allowance for credit losses	$169,410	$176,084	$171,325

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2018	2017	2016
	(in thousands)
Balance at beginning of year	$176,084	$171,325	$171,412
Loans charged off	(66,076)	(33,290)	(33,927)
Recoveries of loans previously charged off	12,495	14,744	20,658
Net loans charged off	(53,581)	(18,546)	(13,269)
Provision for credit losses	46,907	23,305	13,182
Balance at end of year	$169,410	$176,084	$171,325

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31 and loans, net of unearned income, and their related allowance for loan losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Leasing and other and Overdrafts	Unallocated	Total
	(in thousands)
Balance at December 31, 2016	$46,842	$54,353	$26,801	$22,929	$6,455	$3,574	$3,192	$4,533	$168,679
Loans charged off	(2,169)	(19,067)	(2,340)	(687)	(3,765)	(2,227)	(3,035)	—	(33,290)
Recoveries of loans previously charged off	1,668	7,771	813	786	1,582	1,156	968	—	14,744
Net loans charged off	(501)	(11,296)	(1,527)	99	(2,183)	(1,071)	(2,067)	—	(18,546)
Provision for loan losses (1)	12,452	23,223	(7,147)	(6,940)	2,348	(458)	832	(4,533)	19,777
Balance at December 31, 2017	58,793	66,280	18,127	16,088	6,620	2,045	1,957	—	169,910
Loans charged off	(2,045)	(52,441)	(3,087)	(1,574)	(1,368)	(3,040)	(2,521)	—	(66,076)
Recoveries of loans previously charged off	1,622	4,994	1,127	620	1,829	1,266	1,037	—	12,495
Net loans charged off	(423)	(47,447)	(1,960)	(954)	461	(1,774)	(1,484)	—	(53,581)
Provision for loan losses (1)	(5,481)	40,035	2,744	3,787	(2,020)	2,946	2,197	—	44,208
Balance at December 31, 2018	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$—	$160,537

Allowance for loan losses at December 31, 2018
Loans collectively evaluated for impairment	$45,634	$46,355	$8,541	$9,527	$4,268	$3,210	$2,670	$—	$120,205
Loans individually evaluated for impairment	7,255	12,513	10,370	9,394	793	7	—	N/A	40,332
	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$—	$160,537
Loans, net of unearned income at December 31, 2018
Loans collectively evaluated for impairment	$6,388,212	$4,349,255	$1,428,764	$2,212,274	$909,209	$419,175	$268,733	N/A	$15,975,622
Loans individually evaluated for impairment	46,073	55,293	23,373	38,770	7,390	11	19,268	N/A	190,178
	$6,434,285	$4,404,548	$1,452,137	$2,251,044	$916,599	$419,186	$288,001	N/A	$16,165,800
Allowance for loan losses at December 31, 2017
Loans collectively evaluated for impairment	$50,681	$54,874	$7,003	$6,193	$5,653	$2,028	$1,957	$—	$128,389
Loans individually evaluated for impairment	8,112	11,406	11,124	9,895	967	17	—	N/A	41,521
	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$—	$169,910
Loans, net of unearned income at December 31, 2017
Loans collectively evaluated for impairment	$6,316,023	$4,236,572	$1,535,026	$1,913,004	$994,738	$313,757	$267,998	N/A	$15,577,118
Loans individually evaluated for impairment	48,781	63,725	24,693	41,707	12,197	26	—	N/A	191,129
	$6,364,804	$4,300,297	$1,559,719	$1,954,711	$1,006,935	$313,783	$267,998	N/A	$15,768,247

(1)
For the year ended December 31, 2018, the provision for loan losses excluded a $2.7 million increase in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $46.9 million for the year ended December 31, 2018. For the year ended December 31, 2017, the provision for loan losses excluded a $3.5 million increase in the reserve for unfunded lending commitments. The total provision for credit losses was $23.3 million for the year ended December 31, 2017.

N/A – Not applicable.

Impaired Loans

The following table presents total impaired loans by class segment as of December 31:

	2018			2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,095	$23,481	$—	$26,728	$22,886	$—
Commercial	33,493	26,585	—	44,936	39,550	—
Real estate - residential mortgage	3,149	3,149	—	4,575	4,575	—
Construction	8,980	5,083	—	12,477	8,100	—
Leasing	19,269	19,268	—	—	—	—
	89,986	77,566		88,716	75,111
With a related allowance recorded:
Real estate - commercial mortgage	29,005	22,592	7,255	33,710	25,895	8,112
Commercial	37,706	28,708	12,513	29,816	24,175	11,406
Real estate - home equity	26,599	23,373	10,370	28,282	24,693	11,124
Real estate - residential mortgage	39,972	35,621	9,394	42,597	37,132	9,895
Construction	5,984	2,307	793	7,308	4,097	967
Consumer	11	11	7	26	26	17
	139,277	112,612	40,332	141,739	116,018	41,521
Total	$229,263	$190,178	$40,332	$230,455	$191,129	$41,521

As of December 31, 2018 and 2017, there were $77.6 million and $75.1 million, respectively, of impaired loans that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans have been charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans, by class segment, for the years ended December 31:

	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,258	$368	$22,793	$281	$24,232	$294
Commercial	33,395	259	31,357	182	19,825	104
Real estate - residential mortgage	3,727	91	4,631	107	5,598	126
Construction	6,943	—	7,255	12	6,285	48
	69,323	718	66,036	582	55,940	572
With a related allowance recorded:
Real estate - commercial mortgage	24,300	345	27,193	338	31,737	384
Commercial	24,888	185	24,112	137	26,744	134
Real estate - home equity	24,426	794	21,704	534	17,912	285
Real estate - residential mortgage	36,387	896	39,093	903	42,191	908
Construction	2,683	—	6,160	11	6,501	41
Consumer	16	1	33	2	33	2
Leasing, other and overdrafts	3,854	—	285	—	854	—
	116,554	2,221	118,580	1,925	125,972	1,754
Total	$185,877	$2,939	$184,616	$2,507	$181,912	$2,326

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the years ended December 31, 2018, 2017 and 2016 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for the indicated loan class segments as of December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2018	2017	2018	2017	2018	2017	2018	2017
	(dollars in thousands)
Real estate - commercial mortgage	$6,129,463	$6,066,396	$170,827	$147,604	$133,995	$150,804	$6,434,285	$6,364,804
Commercial - secured	3,902,484	3,831,485	193,470	121,842	129,026	179,113	4,224,980	4,132,440
Commercial -unsecured	171,589	159,620	4,016	5,478	3,963	2,759	179,568	167,857
Total commercial - industrial, financial and agricultural	4,074,073	3,991,105	197,486	127,320	132,989	181,872	4,404,548	4,300,297
Construction - commercial residential	104,079	143,759	6,912	5,259	6,881	14,084	117,872	163,102
Construction - commercial	723,030	761,218	1,163	846	2,533	3,752	726,726	765,816
Total construction (excluding construction - other)	827,109	904,977	8,075	6,105	9,414	17,836	844,598	928,918
Total	$11,030,645	$10,962,478	$376,388	$281,029	$276,398	$350,512	$11,683,431	$11,594,019

% of Total	94.4%	94.6%	3.2%	2.4%	2.4%	3.0%	100.0%	100.0%

The following table presents delinquency and non-performing status for loans that do not have internal credit risk ratings, by class segment, as of December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2018	2017	2018	2017	2018	2017	2018	2017
	(dollars in thousands)
Real estate - home equity	$1,431,666	$1,535,557	$10,702	$12,655	$9,769	$11,507	$1,452,137	$1,559,719
Real estate - residential mortgage	2,202,955	1,914,888	28,988	18,852	19,101	20,971	2,251,044	1,954,711
Real estate - construction - other	71,511	77,403	—	203	490	411	72,001	78,017
Consumer - direct	55,629	54,828	338	315	66	70	56,033	55,213
Consumer - indirect	359,405	254,663	3,405	3,681	343	226	363,153	258,570
Total consumer	415,034	309,491	3,743	3,996	409	296	419,186	313,783
Leasing, other and overdrafts	267,112	267,111	1,302	855	19,587	32	288,001	267,998
Total	$4,388,278	$4,104,450	$44,735	$36,561	$49,356	$33,217	$4,482,369	$4,174,228

% of Total	97.9%	98.3%	1.0%	0.9%	1.1%	0.8%	100.0%	100.0%

(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.
The following table presents total non-performing assets as of December 31:

	2018	2017
	(in thousands)
Non-accrual loans	$128,572	$124,749
Loans 90 days or more past due and still accruing	11,106	10,010
Total non-performing loans	139,678	134,759
Other real estate owned	10,518	9,823
Total non-performing assets	$150,196	$144,582

The following table presents past due status and non-accrual loans, by portfolio segment and class segment, as of December 31:

	2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,206	$1,500	$1,765	$30,388	$6,388,426	$6,434,285
Commercial - secured	5,227	938	1,068	49,299	4,168,448	4,224,980
Commercial - unsecured	1,598	—	51	851	177,068	179,568
Total Commercial - industrial, financial and agricultural	6,825	938	1,119	50,150	4,345,516	4,404,548
Real estate - home equity	7,144	3,558	3,061	6,708	1,431,666	1,452,137
Real estate - residential mortgage	20,796	8,192	4,433	14,668	2,202,955	2,251,044
Construction - commercial	—	—	—	19	726,707	726,726
Construction - commercial residential	2,489	—	—	6,881	108,502	117,872
Construction - other	—	—	—	490	71,511	72,001
Total Real estate - construction	2,489	—	—	7,390	906,720	916,599
Consumer - direct	267	71	66	—	55,629	56,033
Consumer - indirect	2,908	497	343	—	359,405	363,153
Total Consumer	3,175	568	409	—	415,034	419,186
Leasing, other and overdrafts	1,005	297	319	19,268	267,112	288,001
Total	$53,640	$15,053	$11,106	$128,572	$15,957,429	$16,165,800

	2017
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
Real estate - commercial mortgage	$9,456	$4,223	$625	$34,822	$6,315,678	$6,364,804
Commercial - secured	4,778	5,254	1,360	52,255	4,068,793	4,132,440
Commercial - unsecured	305	10	45	649	166,848	167,857
Total Commercial - industrial, financial and agricultural	5,083	5,264	1,405	52,904	4,235,641	4,300,297
Real estate - home equity	9,640	3,015	2,372	9,135	1,535,557	1,559,719
Real estate - residential mortgage	11,961	6,891	5,280	15,691	1,914,888	1,954,711
Construction - commercial	483	—	—	19	765,314	765,816
Construction - commercial residential	—	439	—	11,767	150,896	163,102
Construction - other	203	—	—	411	77,403	78,017
Total Real estate - construction	686	439	—	12,197	993,613	1,006,935
Consumer - direct	260	55	70	—	54,828	55,213
Consumer - indirect	3,055	626	226	—	254,663	258,570
Total Consumer	3,315	681	296	—	309,491	313,783
Leasing, other and overdrafts	568	287	32	—	267,111	267,998
Total	$40,709	$20,800	$10,010	$124,749	$15,571,979	$15,768,247

The following table presents TDRs as of December 31:

	2018	2017
	(in thousands)
Real-estate - residential mortgage	$24,102	$26,016
Real estate - home equity	16,665	15,558
Real-estate - commercial mortgage	15,685	13,959
Commercial	5,143	10,820
Consumer - direct	10	26
Total accruing TDRs	61,605	66,379
Non-accrual TDRs (1)	28,659	29,051
Total TDRs	$90,264	$95,430

(1)Included within non-accrual loans in the preceding table.

As of December 31, 2018 and 2017, there were $41,600 and $8.6 million, respectively, of commitments to lend additional funds to borrowers whose loans were modified under TDRs.

The following table presents TDRs by class segment and type of concession for loans that were modified during the years ended December 31:

	2018		2017		2016
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial:
Extend maturity without rate concession	8	$4,226	23	$15,058	12	$3,904
Bankruptcy	—	—	1	490	—	—
Real estate - commercial mortgage:
Extend maturity without rate concession	6	8,261	9	2,899	—	—
Bankruptcy	—	—	1	12	—	—
Real estate - home equity:
Extend maturity without rate concession	85	4,549	69	5,843	89	4,484
Bankruptcy	11	538	28	1,813	47	2,671
Real estate – residential mortgage:
Extend maturity with rate concession	4	451	2	468	—	—
Extend maturity without rate concession	2	345	5	1,044	2	315
Bankruptcy	1	5	3	392	6	981
Construction - commercial residential:
Extend maturity without rate concession	—	—	1	1,204	—	—
Bankruptcy	—	—	1	411	—	—
Consumer:
Bankruptcy	—	—	—	—	2	23

Total	117	$18,375	143	$29,634	158	$12,378

The following table presents TDRs, by class segment, that were modified during the years ended December 31, 2018, 2017 and 2016 that had a post-modification payment default during their respective year of modification. The Corporation defines a payment default as a single missed scheduled payment:

	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Construction - commercial residential	—	$—	1	$1,192	—	$—
Construction - other	—	—	1	411	—	—
Real estate - commercial mortgage	2	448	2	549	1	118
Real estate - residential mortgage	5	717	5	577	8	1,500
Commercial	1	2,163	6	1,571	7	2,523
Real estate - home equity	30	1,635	25	1,575	28	1,836
Consumer	—	—	—	—	1	19
Total	38	$4,963	40	$5,875	45	$5,996

NOTE 5 – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2018	2017
	(in thousands)
Land	$35,160	$35,560
Buildings and improvements	325,831	307,332
Furniture and equipment	150,566	150,876
Construction in progress	24,993	19,916
	536,550	513,684
Less: Accumulated depreciation and amortization	(302,021)	(290,882)
Total	$234,529	$222,802

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $530.6 million and non-amortizing trade name intangible assets totaled $963,000 as of both December 31, 2018 and 2017. All of the Corporation’s reporting units passed the 2018 goodwill impairment test, resulting in no goodwill impairment charges in 2018. All reporting units, with total allocated goodwill of $530.6 million, had fair values that exceeded net book values by approximately 63% in the aggregate.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.

NOTE 7 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2018	2017
	(in thousands)
Amortized cost:
Balance at beginning of year	$37,663	$38,822
Originations of mortgage servicing rights	6,756	4,968
Amortization expense	(5,846)	(6,127)
Balance at end of year	$38,573	$37,663

Valuation allowance:
Balance at beginning of year	$—	$(1,291)
Net deductions to the valuation allowance	—	1,291
Balance at end of year	$—	$—

Net MSRs at end of year	$38,573	$37,663

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined a valuation allowance was no longer necessary as of December 31, 2017 and remained unnecessary at December 31, 2018. Reductions and additions to the valuation allowance are recorded as increases and decreases, respectively, to mortgage banking income on the consolidated statements of income.

The estimated fair value of MSRs was $50.2 million and $41.6 million as of December 31, 2018 and 2017, respectively.
Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $5.8 million and $6.1 million in 2018 and 2017, respectively. Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2018 and the estimated remaining lives of the underlying loans, follows (in thousands):

Year
2019	$6,477
2020	6,037
2021	5,549
2022	5,010
2023	4,419

NOTE 8 – DEPOSITS
Deposits consisted of the following as of December 31:

	2018	2017
	(in thousands)
Noninterest-bearing demand	$4,310,105	$4,437,294
Interest-bearing demand	4,240,974	4,018,107
Savings and money market accounts	4,926,937	4,586,746
Total demand and savings	13,478,016	13,042,147
Brokered deposits	176,239	90,473
Time deposits	2,721,904	2,664,912
Total Deposits	$16,376,159	$15,797,532

The scheduled maturities of time deposits as of December 31, 2018 were as follows (in thousands):

Year
2019	$1,561,694
2020	667,265
2021	253,314
2022	153,447
2023	31,230
Thereafter	54,954
$2,721,904

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.2 billion as of both December 31, 2018 and 2017. Time deposits of $250,000 or more were $425.1 million and $373.9 million as of December 31, 2018 and 2017, respectively.

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2018, 2017 and 2016 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31,			Maximum Outstanding
	2018	2017	2016	2018	2017	2016
	(in thousands)
Federal funds purchased	$—	$220,000	$278,570	$525,000	$387,110	$449,184
Short-term FHLB advances (1)	385,000	—	—	385,000	250,000	—
Customer repurchase agreements	43,500	172,017	195,734	181,989	233,274	221,989
Customer short-term promissory notes	326,277	225,507	67,013	365,689	237,298	77,887
	$754,777	$617,524	$541,317

(1) Represents FHLB advances with an original maturity term of less than one year.

As of December 31, 2018, the Corporation had aggregate availability under federal funds lines of $1.3 billion. A combination of commercial real estate loans, commercial loans and securities were pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of December 31, 2018 and 2017, the Corporation had $505.2 million and $617.4 million, respectively, of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2018	2017	2016
	(dollars in thousands)
Amount outstanding as of December 31	$43,500	$172,017	$195,734
Weighted average interest rate as of December 31	0.25%	0.13%	0.10%
Average amount outstanding during the year	$138,198	$188,974	$184,978
Weighted average interest rate during the year	0.21%	0.12%	0.11%

FHLB advances with an original maturity of one year or more and long-term debt included the following as of December 31:

	2018	2017
	(in thousands)
FHLB advances	$601,978	$652,113
Subordinated debt	250,000	250,000
Senior notes	125,000	125,000
Junior subordinated deferrable interest debentures	16,496	16,496
Unamortized discounts and issuance costs	(1,195)	(5,263)
	$992,279	$1,038,346

Excluded from the preceding table is the Parent Company’s revolving line of credit with one of its subsidiary banks. As of December 31, 2018 and 2017, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $75.0 million, is secured by insurance investments and bears interest at the London Interbank Offered Rate ("LIBOR") for maturities of one month plus 2.00%. The amount that the Corporation is permitted to borrow under this commitment at any given time is subject to a formula based on a percentage of the value of the collateral pledged. Although balances drawn on the line of credit and related interest income and expense are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 2.42%. As of December 31, 2018, the Corporation had additional borrowing capacity of approximately $2.4 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.
The following table summarizes the scheduled maturities of FHLB advances with an original maturity of one year or more and long-term debt as of December 31, 2018 (in thousands):

Year
2019	$252,351
2020	142,173
2021	199,237
2022	130,195
2023	—
Thereafter	268,323
$992,279

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

On May 1, 2017, $100.0 million of the Corporation's outstanding ten-year subordinated notes originally issued in May 2007, with an effective rate of approximately 5.96%, matured and were fully repaid.

As of December 31, 2018, the Parent Company owned all of the common stock of three subsidiary trusts, which have issued TruPS in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The TruPS are redeemable on specified dates, or earlier if certain events arise.

The following table provides details of the debentures as of December 31, 2018 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	5.05%	$6,186	06/30/34	03/31/19	100.0
Columbia Bancorp Statutory Trust II	Variable	4.68%	4,124	03/15/35	03/15/19	100.0
Columbia Bancorp Statutory Trust III	Variable	4.56%	6,186	06/15/35	03/15/19	100.0
			$16,496

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2018		2017
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$101,700	$1,148	$129,469	$1,059
Negative fair values	1,646	(12)	8,957	(59)
Net interest rate locks with customers		1,136		1,000
Forward Commitments
Positive fair values	1,540	3	3,856	34
Negative fair values	83,562	(1,066)	100,808	(213)
Net forward commitments		(1,063)		(179)
Interest Rate Swaps with Customers
Positive fair values	1,185,144	33,258	1,316,548	24,505
Negative fair values	1,386,046	(30,769)	716,634	(18,978)
Net interest rate swaps with customers		2,489		5,527
Interest Rate Swaps with Dealer Counterparties
Positive fair values (1)	1,386,046	28,143	716,634	18,941
Negative fair values (1)	1,185,144	(16,338)	1,316,548	(19,764)
Net interest rate swaps with dealer counterparties		11,805		(823)
Foreign Exchange Contracts with Customers
Positive fair values	5,881	105	4,852	276
Negative fair values	9,690	(251)	5,914	(119)
Net foreign exchange contracts with customers		(146)		157
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,220	287	7,960	184
Negative fair values	6,831	(130)	6,048	(255)
Net foreign exchange contracts with correspondent banks		157		(71)
Net derivative fair value asset		$14,378		$5,611

(1) The variation margin posted as collateral on centrally cleared interest rate swaps, which represents the fair value of such swaps, is legally characterized as settlements of the outstanding derivative contracts instead of cash collateral. Accordingly, the fair values of centrally cleared interest rate swaps were offset by variation margins totaling $14.3 million and $4.6 million at December 31, 2018 and 2017.

The following table presents the fair value gains and losses on derivative financial instruments for the years ended December 31:

	2018	2017	2016	Statement of Income Classification
	(in thousands)
Interest rate locks with customers	$136	$364	$(639)	Mortgage banking income
Forward commitments	(884)	(2,290)	1,930	Mortgage banking income
Interest rate swaps with customers (1)	(3,038)	(1,872)	(25,461)	Other non-interest expense
Interest rate swaps with counterparties (1)	12,628	6,576	25,461	Other non-interest expense
Foreign exchange contracts with customers	(303)	(126)	353	Other service charges and fees
Foreign exchange contracts with correspondent banks	228	135	(487)	Other service charges and fees
Net fair value gains on derivative financial instruments	$8,767	$2,787	$1,157
(1) Not included are the $9.7 million and $4.6 million of expense related to the variation margin settlements at December 31, 2018 and 2017, respectively.

The Corporation has elected to record mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of and for the years ended December 31, 2018 and 2017:

	Cost (1)	Fair Value	Balance Sheet Classification	Fair Value Gain	Statement of Income Classification
	(in thousands)
December 31, 2018:
Mortgage loans held for sale	$26,407	$27,099	Loans held for sale	$231	Mortgage banking income
December 31, 2017:
Mortgage loans held for sale	31,069	31,530	Loans held for sale	472	Mortgage banking income

(1)	Cost basis of mortgage loans held for sale represents the unpaid principal balance.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2018
Interest rate swap derivative assets	$61,401	$(12,955)	$(23,270)	$25,176
Foreign exchange derivative assets with correspondent banks	287	(130)	—	157
Total	$61,688	$(13,085)	$(23,270)	$25,333

Interest rate swap derivative liabilities	$47,107	$(22,786)	$(22,786)	$1,535
Foreign exchange derivative liabilities with correspondent banks	130	(130)	—	—
Total	$47,237	$(22,916)	$(22,786)	$1,535

2017
Interest rate swap derivative assets	$43,446	$(16,844)	$—	$26,602
Foreign exchange derivative assets with correspondent banks	184	(184)	—	—
Total	$43,630	$(17,028)	$—	$26,602

Interest rate swap derivative liabilities	$38,742	$(16,844)	$(6,588)	$15,310
Foreign exchange derivative liabilities with correspondent banks	255	(184)	—	71
Total	$38,997	$(17,028)	$(6,588)	$15,381

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
The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and became fully phased in on January 1, 2019. The U.S. Basel III Capital Rules require the Corporation and its bank subsidiaries to:

•	Meet a minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital of 6.00% of risk-weighted assets;

•	Meet a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets;

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

Effective January 1, 2019, the Corporation and its bank subsidiaries were also required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The rules provide that the failure to maintain the "capital conservation buffer" results in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if any of the Corporation's bank subsidiaries fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from its bank subsidiaries, it may not have sufficient funds to pay dividends on its common stock, service its debt obligations or repurchase its common stock.
As of December 31, 2018, the Corporation's capital levels meet the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
As of December 31, 2018 and 2017, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2018 that management believes have changed the institutions’ categories.

The following tables present the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements under the U.S. Basel III Capital Rules, as of December 31:

	2018
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,200,257	12.8%	$1,380,905	8.0%	N/A	N/A
Fulton Bank, N.A.	1,319,090	12.1	871,413	8.0	$1,089,267	10.0%
Fulton Bank of New Jersey	418,207	13.3	250,999	8.0	313,748	10.0
The Columbia Bank	266,661	12.9	165,676	8.0	207,094	10.0
Lafayette Ambassador Bank	180,604	16.0	90,077	8.0	112,596	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,764,847	10.2%	$1,035,679	6.0%	N/A	N/A
Fulton Bank, N.A	1,225,797	11.3	653,560	6.0	$871,413	8.0%
Fulton Bank of New Jersey	378,962	12.1	188,249	6.0	250,999	8.0
The Columbia Bank	242,668	11.7	124,257	6.0	165,676	8.0
Lafayette Ambassador Bank	169,835	15.1	67,558	6.0	90,077	8.0
Common Equity Tier I Capital (to Risk-weighted Assets):
Corporation	$1,764,847	10.2%	$776,759	4.5%	N/A	N/A
Fulton Bank, N.A	1,181,797	10.8	490,170	4.5	$708,023	6.5%
Fulton Bank of New Jersey	378,962	12.1	141,187	4.5	203,936	6.5
The Columbia Bank	242,668	11.7	93,192	4.5	134,611	6.5
Lafayette Ambassador Bank	169,835	15.1	50,668	4.5	73,187	6.5
Tier I Leverage Capital (to Average Assets):
Corporation	$1,764,847	9.0%	$783,118	4.0%	N/A	N/A
Fulton Bank, N.A	1,225,797	10.0	487,992	4.0	$609,989	5.0%
Fulton Bank of New Jersey	378,962	9.4	162,098	4.0	202,623	5.0
The Columbia Bank	242,668	10.1	96,269	4.0	120,336	5.0
Lafayette Ambassador Bank	169,835	10.9	62,520	4.0	78,150	5.0
N/A – Not applicable as "well capitalized" applies to banks only.

	2017
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,179,147	13.0%	$1,338,560	8.0%	N/A	N/A
Fulton Bank, N.A.	1,234,536	12.3	805,125	8.0	$1,006,406	10.0%
Fulton Bank of New Jersey	385,858	12.4	248,640	8.0	310,801	10.0
The Columbia Bank	234,647	12.2	153,441	8.0	191,801	10.0
Lafayette Ambassador Bank	173,097	14.6	94,720	8.0	118,400	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,737,060	10.4%	$1,003,920	6.0%	N/A	N/A
Fulton Bank, N.A	1,142,230	11.3	603,843	6.0	$805,125	8.0%
Fulton Bank of New Jersey	346,867	11.2	186,480	6.0	248,640	8.0
The Columbia Bank	215,651	11.2	115,081	6.0	153,441	8.0
Lafayette Ambassador Bank	162,292	13.7	71,040	6.0	94,720	8.0
Common Equity Tier I Capital (to Risk-weighted Assets):
Corporation	$1,737,060	10.4%	$752,940	4.5%	N/A	N/A
Fulton Bank, N.A	1,098,230	10.9	452,883	4.5	$654,164	6.5%
Fulton Bank of New Jersey	346,867	11.2	139,860	4.5	202,020	6.5
The Columbia Bank	215,651	11.2	86,310	4.5	124,671	6.5
Lafayette Ambassador Bank	162,292	13.7	53,280	4.5	76,960	6.5
Tier I Leverage Capital (to Average Assets):
Corporation	$1,737,060	8.9%	$778,451	4.0%	N/A	N/A
Fulton Bank, N.A	1,142,230	10.0	458,016	4.0	$572,520	5.0%
Fulton Bank of New Jersey	346,867	8.8	158,027	4.0	197,534	5.0
The Columbia Bank	215,651	9.3	92,797	4.0	115,996	5.0
Lafayette Ambassador Bank	162,292	10.1	64,191	4.0	80,239	5.0
N/A – Not applicable as "well capitalized" applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by subsidiary banks to the Parent Company are subject to certain legal and regulatory limitations. Dividend limitations vary, depending on the subsidiary bank’s charter and primary regulator and whether or not it is a member of the Federal Reserve System. Generally, subsidiaries are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. Additionally, limits may exist on paying dividends in excess of net income for specified periods. The total amount available for payment of dividends by subsidiary banks to the Corporation was approximately $324 million as of December 31, 2018, based on the subsidiary banks maintaining enough capital to be considered well capitalized under the U.S. Basel III Capital Rules.
Under current Federal Reserve regulations, the subsidiary banks are limited in the amount they may loan to their affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of each bank subsidiary’s regulatory capital.

NOTE 12 – INCOME TAXES
The components of the provision for income taxes are as follows:

	2018	2017	2016
	(in thousands)
Current tax expense:
Federal	$35,783	$19,553	$33,872
State	5,352	2,617	1,698
	41,135	22,170	35,570
Deferred tax (benefit) expense:
Federal	(16,841)	39,885	7,968
State	283	646	3,086
	(16,558)	40,531	11,054
Total income tax expense	$24,577	$62,701	$46,624
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Tax credit investments	(6.1)	(7.8)	(7.0)
Tax-exempt income	(4.1)	(6.6)	(6.5)
Bank owned life insurance	(0.4)	(0.4)	(0.6)
Re-measurement of net deferred tax asset due to the Tax Act	(0.3)	6.7	—
Change in valuation allowance	(0.1)	1.2	0.3
Executive compensation	0.1	0.1	0.1
State income taxes, net of federal benefit	2.0	(0.5)	1.2
Other, net	(1.6)	(1.0)	(0.1)
Effective income tax rate	10.5%	26.7%	22.4%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$37,906	$40,554
Tax credit carryforward	27,615	—
Unrealized holding losses on securities	12,489	5,830
State loss carryforwards	11,605	11,855
Other accrued expenses	7,232	6,977
Deferred compensation	7,064	7,663
Postretirement and defined benefit plans	5,079	7,274
Other-than-temporary impairment of investments	1,803	2,045
Other	11,127	6,742
Total gross deferred tax assets	121,920	88,940
Deferred tax liabilities:
Direct leasing	31,466	21,917
Mortgage servicing rights	8,560	8,204
Acquisition premiums/discounts	5,294	6,030
Premises and equipment	3,579	3,099
Intangible assets	1,292	1,155
Other	12,178	10,420
Total gross deferred tax liabilities	62,369	50,825
Net deferred tax asset, before valuation allowance	59,551	38,115
Valuation allowance	(11,605)	(11,855)
Net deferred tax asset	$47,946	$26,260
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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2018 and 2017, the Corporation had state net operating loss carryforwards of approximately $347.3 million and $369.1 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2038.

The Corporation has $1.7 million of deferred tax assets resulting from unrealized other-than-temporary impairment losses on investment securities, which would be characterized as capital losses for tax purposes. If realized, the income tax benefits of these potential capital losses can only be recognized for tax purposes to the extent of capital gains generated during carryback and carryforward periods. The Corporation currently believes that it has the ability to generate sufficient offsetting capital gains in future periods through the execution of certain tax planning strategies, which may include the sale and leaseback of some or all of its branch and office properties. As such, no valuation allowance for the deferred tax assets related to the realized or unrealized capital losses is considered to be necessary as of December 31, 2018.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2018.

Uncertain Tax Positions
The following summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2018	2017	2016
	(in thousands)
Balance at beginning of year	$2,550	$2,438	$2,373
Current period tax positions	593	523	456
Lapse of statute of limitations	(417)	(411)	(391)
Balance at end of year	$2,726	$2,550	$2,438

As of December 31, 2018, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $589,000 of federal income tax benefits on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $59,000 and $42,000 in 2018 and 2017, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2018 and 2017, total accrued interest and penalties related to unrecognized tax positions were approximately $675,000 and $616,000, respectively.

The Corporation and its subsidiaries file income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2015.

Qualified Affordable Housing Projects and Other Tax Credit Investments

The Corporation's Tax Credit Investments are primarily related to investments promoting qualified affordable housing projects and investments in community development entities. The majority of these tax-advantaged investments support the Corporation's regulatory compliance with the Community Reinvestment Act ("CRA"). The Corporation's investments in these projects generate a return primarily through the realization of federal income tax credits and deductions for operating losses over a specified time period.

The Corporation's Tax Credit Investments are included in other assets on the consolidated balance sheets, with any unfunded equity commitments carried in other liabilities on the consolidated balance sheets. Certain Tax Credit Investments qualify for the proportional amortization method and are amortized over the period the Corporation expects to receive the tax credits, with the expense included within income taxes on the consolidated statements of income. Other Tax Credit Investments are accounted for under the equity method of accounting, with amortization included within non-interest expense on the consolidated statements of income. This amortization includes equity in partnership losses and the systematic write-down of investments over the period in which income tax credits are earned. All of the tax credit investments are evaluated for impairment at the end of each reporting period.

The following table presents the balances of the Corporation's affordable housing tax credit investments, other tax credit investments and related unfunded commitments as of December 31:

	2018	2017	2016
Included in other assets:	(in thousands)
Affordable housing tax credit investments, net	$170,401	$191,771	$169,382
Other tax credit investments, net	72,584	79,753	89,881
Total tax credit investments, net	$242,985	$271,524	$259,263
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$23,196	$68,848	$40,634
Other tax credit liabilities	59,823	62,049	69,132
Total unfunded tax credit commitments and liabilities	$83,019	$130,897	$109,766

The following table presents other information relating to the Corporation's affordable housing tax credit investments and other tax credit investments for the years ended December 31:

	2018	2017	2016
	(in thousands)
Components of Income Taxes:
Affordable housing tax credits and other tax benefits	$(30,721)	$(25,642)	$(23,571)
Other tax credit investment credits and tax benefits	(6,385)	(15,791)	(8,761)
Amortization of affordable housing investments, net of tax benefit	21,569	16,958	15,574
Deferred tax expense	1,341	6,201	2,177
Total reduction in income tax expense	$(14,196)	$(18,274)	$(14,581)
Amortization of Tax Credit Investments:
Affordable housing tax credits investment	$3,355	$—	$—
Other tax credit investment amortization	8,094	11,028	—
Total amortization of tax credit investments recorded in non-interest expense	$11,449	$11,028	$—

NOTE 13 – EMPLOYEE BENEFIT PLANS
The following summarizes the Corporation’s expense under its retirement plans for the years ended December 31:

	2018	2017	2016
	(in thousands)
401(k) Retirement Plan	$8,482	$8,121	$7,418
Pension Plan	3,435	4,168	4,310
	$11,917	$12,289	$11,728

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

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2018	2017	2016
	(in thousands)
Service cost (1)	$—	$—	$688
Interest cost	3,053	3,320	3,520
Expected return on assets	(2,047)	(1,804)	(2,318)
Net amortization and deferral	2,429	2,652	2,420
Net periodic pension cost	$3,435	$4,168	$4,310

(1)
The Pension Plan was curtailed effective January 1, 2008. Pension plan service cost for all years presented was related to administrative costs associated with the plan and not due to the accrual of additional participant benefits. Beginning January 1, 2017 the administrative costs were netted with the expected return on assets.

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2018	2017
	(in thousands)
Projected benefit obligation at beginning of year	$89,482	$85,363
Interest cost	3,053	3,320
Benefit payments	(5,796)	(3,751)
Change in assumptions	(8,051)	5,008
Experience gain	738	(458)
Projected benefit obligation at end of year	$79,426	$89,482

Fair value of plan assets at beginning of year	$54,061	$48,684
Employer contributions (1)	13,042	3,816
Actual return on plan assets	(3,482)	5,312
Benefit payments	(5,796)	(3,751)
Fair value of plan assets at end of year	$57,825	$54,061

(1)
The Corporation funds at least the minimum amount required by federal law and regulations. The Corporation contributed $13.0 million and $3.8 million to the Pension Plan during 2018 and 2017, respectively.

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2018	2017
	(in thousands)
Projected benefit obligation	$(79,426)	$(89,482)
Fair value of plan assets	57,825	54,061
Funded status	$(21,601)	$(35,421)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive loss:

	Unrecognized Net Loss
	Before tax	Net of tax
	(in thousands)
Balance as of December 31, 2016	$30,169	$19,610
Recognized as a component of 2017 periodic pension cost	(2,652)	(1,724)
Unrecognized gains arising in 2017	1,042	678
Balance as of December 31, 2017	28,559	18,564
Recognized as a component of 2018 periodic pension cost	(2,429)	(1,892)
Unrecognized losses arising in 2018	(1,783)	(1,389)
Re-measurement adjustments for tax rate changes	—	3,678
Balance as of December 31, 2018	$24,347	$18,961

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2019 is expected to be $2.3 million.

The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2018	2017	2016
Discount rate-projected benefit obligation	4.25%	3.50%	4.00%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%
The discount rates used were determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.

The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2018 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2018		2017
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$18,532		$19,219
Equity common trust funds	9,062		9,612
Equity securities	27,594	47.7%	28,831	53.3%
Cash and money market funds	10,754		5,675
Fixed income mutual funds	11,523		11,136
Corporate debt securities	2,985		2,999
U.S. Government agency securities	—		249
Fixed income securities and cash	25,262	43.7%	20,059	37.1%
Other alternative investment funds	4,969	8.6%	5,171	9.6%
	$57,825	100.0%	$54,061	100.0%

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
Estimated future benefit payments are as follows (in thousands):

Year
2019	$3,899
2020	4,203
2021	4,390
2022	4,500
2023	4,628
2024 – 2028	24,718
$46,338

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

The components of the net (benefit) expense for postretirement benefits other than pensions are as follows:

	2018	2017	2016
	(in thousands)
Interest cost	$57	$68	$85
Net amortization and deferral	(559)	(565)	(551)
Net postretirement benefit	$(502)	$(497)	$(466)

The following table summarizes the changes in the accumulated postretirement benefit obligation and fair value of plan assets for the years ended December 31:

	2018	2017
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$1,700	$1,926
Interest cost	57	68
Benefit payments	(205)	(216)
Experience gain	35	(104)
Change in assumptions	(67)	26
Accumulated postretirement benefit obligation at end of year	$1,520	$1,700

Fair value of plan assets at beginning of year	$—	$3
Employer contributions	205	213
Benefit payments	(205)	(216)
Fair value of plan assets at end of year	$—	$—

The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2018 and 2017 was $1.5 million and $1.7 million, respectively.

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive loss:

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2016	$(4,869)	$(1,183)	$(6,052)	$(3,935)
Recognized as a component of 2017 postretirement benefit cost	465	101	566	368
Unrecognized gains arising in 2017	—	(77)	(77)	(50)
Balance as of December 31, 2017	(4,404)	(1,159)	(5,563)	(3,617)
Recognized as a component of 2018 postretirement benefit cost	464	95	559	435
Unrecognized gains arising in 2018	—	(32)	(32)	(25)
Re-measurement adjustments for tax rate changes	—	—	—	(721)
Balance as of December 31, 2018	$(3,940)	$(1,096)	$(5,036)	$(3,928)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2018	2017	2016
Discount rate-projected benefit obligation	4.25%	3.50%	4.25%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2019	$189
2020	176
2021	164
2022	151
2023	140
2024 – 2028	534
$1,354

NOTE 14 – SHAREHOLDERS’ EQUITY
Accumulated Other Comprehensive (Loss) Income
The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2018:
Unrealized loss on available for sale securities	$(31,235)	$6,909	$(24,326)
Reclassification adjustment for available for sale securities gains included in net income (1)	(37)	7	(30)
Amortization of net unrealized losses on available for sale securities transferred to held to maturity (2)	2,694	(596)	2,098
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	285	(63)	222
Unrecognized pension and postretirement income	1,798	(398)	1,400
Amortization of net unrecognized pension and postretirement income (3)	2,116	(468)	1,648
Total Other Comprehensive Loss	$(24,379)	$5,391	$(18,988)
2017:
Unrealized gain on available for sale securities	$16,051	$(5,619)	$10,432
Reclassification adjustment for available for sale securities gains included in net income (1)	(9,071)	3,177	(5,894)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	285	(100)	185
Unrecognized pension and postretirement cost	(937)	328	(609)
Amortization of net unrecognized pension and postretirement income (3)	2,092	(731)	1,361
Total Other Comprehensive Income	$8,420	$(2,945)	$5,475
2016:
Unrealized loss on available for sale securities	$(22,907)	$8,016	$(14,891)
Reclassification adjustment for available for sale securities gains included in net income (1)	(2,550)	893	(1,657)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	(285)	100	(185)
Amortization of unrealized loss on derivative financial instruments (4)	25	(9)	16
Unrecognized pension and postretirement cost	(1,432)	501	(931)
Amortization of net unrecognized pension and postretirement income (3)	1,869	(653)	1,216
Total Other Comprehensive Loss	$(25,280)	$8,848	$(16,432)

(1)
Amounts reclassified out of accumulated other comprehensive (loss) income. Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See "Note 3 - Investment Securities," for additional details.

(2)
Amounts reclassified out of accumulated other comprehensive (loss) income. Before-tax amounts as a reduction to "Interest Income" on the consolidated statements of income. See "Note 3, - Investment Securities," for additional details.

(3)
Amounts reclassified out of accumulated other comprehensive (loss) income. Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See "Note 13 - Employee Benefit Plans," for additional details.

(4)	Amounts reclassified out of accumulated other comprehensive (loss) income. Before-tax amounts included in "Interest Expense" on the consolidated statements of income.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrealized Effective Portions of Losses on Forward-Starting Interest Rate Swaps	Unrecognized Pension and Postretirement Plan Income (Cost)	Total
	(in thousands)
Balance as of December 31, 2015	$(6,499)	$458	$(15)	$(15,961)	$(22,017)
Other comprehensive loss before reclassifications	(14,891)	(185)	—	(931)	(16,007)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,657)	—	15	1,217	(425)
Balance as of December 31, 2016	(23,047)	273	—	(15,675)	(38,449)
Other comprehensive income before reclassifications	10,432	185	—	(609)	10,008
Amounts reclassified from accumulated other comprehensive (loss) income	(5,894)	—	—	1,361	(4,533)
Balance as of December 31, 2017	(18,509)	458	—	(14,923)	(32,974)
Other comprehensive loss before reclassifications	(24,326)	222	—	1,400	(22,704)
Amounts reclassified from accumulated other comprehensive (loss) income	(30)	—	—	1,648	1,618
Amortization of net unrealized losses on available for sale securities transferred to held to maturity	2,098	—	—	—	2,098
Reclassification of stranded tax effects	(3,887)	—	—	(3,214)	(7,101)
Balance as of December 31, 2018	$(44,654)	$680	$—	$(15,089)	$(59,063)

Common Stock Repurchase Plans

In November 2017, the Corporation's board of directors approved an extension to a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $50.0 million of its outstanding shares of common stock, or approximately 2.3% of its outstanding shares, through December 31, 2018. During 2018, the Corporation repurchased approximately 1.9 million shares under this program for a total cost of approximately $31.5 million, or $16.71 per share, completing this program.

In November 2018, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. During 2018, the Corporation repurchased approximately 4.1 million shares under this program for a total cost of $63.7 million or $15.49 per share. Up to an additional $11.3 million of the Corporation's common stock may be repurchased under this program through December 31, 2019.

Total commissions and fees paid on stock repurchases in 2018 were $139,000. Under both repurchase programs, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

NOTE 15 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2018	2017	2016
	(in thousands)
Compensation expense	$7,965	$5,209	$6,556
Tax benefit	(2,625)	(3,994)	(2,679)
Stock-based compensation, net of tax	$5,340	$1,215	$3,877

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 33.0%, 76.7% and 40.9% in 2018, 2017 and 2016, respectively. These percentages differ from the Corporation’s statutory tax rates of 21% for 2018 and 35% for 2017 and 2016 ("Tax Rates"). Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs and PSUs. Tax benefits less than the Tax Rates resulted from incentive stock options, for which a tax benefit is not recognized during the vesting period. Tax benefits in excess of the Tax Rates resulted from incentive stock option exercises that triggered a tax deduction when they were exercised, and excess tax benefits realized on vesting RSUs and PSUs during the period.
The following table presents compensation expense and related tax benefits for restricted stock awards, RSUs and PSUs recognized in the consolidated statements of income, and included as a component of total stock-based compensation in the preceding table:

	2018	2017	2016
	(in thousands)
Compensation expense	$7,124	$4,922	$6,165
Tax benefit	(1,585)	(1,559)	(2,158)
Restricted stock compensation, net of tax	$5,539	$3,363	$4,007
The following table provides information about stock option activity for the year ended December 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable as of December 31, 2017	878,202	$10.66
Exercised	(214,845)	10.29
Forfeited	(1,117)	9.84
Expired	(3,472)	9.78
Outstanding and exercisable as of December 31, 2018	658,768	$10.75	4.1 years	$3.0
Exercisable as of December 31, 2018	658,768	$10.75	4.1 years	$3.0

The following table provides information about nonvested restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2018:

	Restricted Stock/RSUs/PSUs(1)
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2017	1,306,937	$13.91
Granted	536,172	17.15
Vested	(438,596)	12.76
Forfeited	(36,020)	16.18
Nonvested as of December 31, 2018	1,368,493	$15.49

(1) There were no nonvested stock options at December 31, 2018 or 2017.

As of December 31, 2018, there was $7.4 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2018, the Employee Equity Plan had 10.5 million shares reserved for future grants through 2023, and the Directors’ Plan had 312,000 shares reserved for future grants through 2021.

The following table presents information about stock options exercised:

	2018	2017	2016
	(dollars in thousands)
Number of options exercised	214,845	411,292	920,924
Total intrinsic value of options exercised	$1,616	$2,955	$4,619
Cash received from options exercised	$2,210	$4,644	$10,240
Tax deduction realized from options exercised	$1,386	$2,825	$4,328

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
The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2018	2017	2016
Risk-free interest rate	2.63%	1.43%	0.92%
Volatility of Corporation’s stock	23.50%	22.45%	20.75%
Expected life of PSUs	3 Years	3 Years	3 Years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2018, 2017 and 2016 of $12.92, $17.25 and $11.23, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2018	2017	2016
ESPP shares purchased	110,200	98,000	109,665
Average purchase price per share (85% of market value)	$14.74	$15.28	$12.37
Compensation expense recognized (in thousands)	$287	$261	$240

NOTE 16 – LEASES
Certain branch offices are leased under agreements that expire at varying dates through 2038. Most leases contain renewal provisions at the Corporation’s option. Total rental expense was approximately $19.0 million in 2018, $18.7 million in 2017 and $18.4 million in 2016.

Future minimum payments as of December 31, 2018 under non-cancelable operating leases with initial terms exceeding one year are as follows (in thousands):

Year
2019	$18,013
2020	17,254
2021	15,681
2022	13,735
2023	11,367
Thereafter	43,307
$119,357

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

The following table presents commitments to extend credit and letters of credit:

	2018	2017
	(in thousands)
Commercial and other	$3,642,545	$3,689,700
Home equity	1,475,066	1,422,284
Commercial mortgage and construction	1,188,972	1,093,045
Total commitments to extend credit	$6,306,583	$6,205,029

Standby letters of credit	$309,352	$326,973
Commercial letters of credit	48,682	41,801
Total letters of credit	$358,034	$368,774

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

The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of December 31, 2018 and 2017, the total reserve for losses on residential mortgage loans sold was $2.1 million, including reserves for both representation and warranty and credit loss exposures.

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

In addition, from time to time, the Corporation is involved in investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other companies. These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation, and could result in fines, penalties, restitution, other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices. The Corporation’s practice is to cooperate fully with regulatory and governmental inquiries and investigations.

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

BSA/AML Enforcement Orders

As of December 31, 2018, the Corporation and two of its bank subsidiaries, Lafayette Ambassador Bank and The Columbia Bank, were subject to regulatory enforcement orders issued during 2014 by their respective federal and state bank regulatory agencies relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The regulatory enforcement orders, which are in the form of consent orders or orders to cease and desist issued upon consent ("Consent Orders"), generally require, among other things, that the Corporation and the affected bank subsidiaries undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and, in some cases, conduct retrospective reviews of past account activity and transactions, as well as certain reports filed in accordance with the BSA/AML Requirements, to determine whether suspicious activity and certain transactions in currency were properly identified and reported in accordance with the BSA/AML Requirements. The Corporation and the affected bank subsidiaries have implemented numerous enhancements to the BSA/AML Compliance Program, completed the retrospective reviews required under the Consent Orders, and continue to strengthen and refine the BSA/AML Compliance Program to achieve a sustainable program in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Orders remain in effect, the Corporation and the affected bank subsidiaries are subject to certain restrictions on expansion activities. Further, any failure to comply with the requirements of any of the Consent Orders involving the Corporation or the affected bank subsidiaries could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or its bank subsidiaries, or the assessment of fines or penalties.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on January 15, 2019, the Maryland Commissioner of Financial Regulation and the Federal Deposit Insurance Corporation terminated the Consent Orders those agencies issued on December 23 and 24, 2014, respectively, to the Corporation’s bank subsidiary, The Columbia Bank, relating to deficiencies in the BSA/AML Compliance Program at that bank subsidiary.

Fair Lending Investigation

During the second quarter of 2015, Fulton Bank, N.A., the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the "Department") indicating that the Department had initiated an investigation regarding potential violations of fair lending laws (specifically, the Equal Credit Opportunity Act and the Fair Housing Act) by Fulton Bank, N.A. in certain geographies. Fulton Bank, N.A. has been and is cooperating with the Department and responding to the Department’s requests for information. During the third quarter of 2016, the Department informed the Corporation, Fulton Bank, N.A., and three of the Corporation’s other bank subsidiaries, Fulton Bank of New Jersey, The Columbia Bank and Lafayette Ambassador Bank, that the Department was expanding its investigation of potential lending discrimination on the basis of race and national origin to encompass additional geographies that were not included in the initial letter from the Department. In addition to requesting information concerning the lending activities of these bank subsidiaries, the Department also requested information concerning the Corporation and the residential mortgage lending activities conducted under the Fulton Mortgage Company brand, the trade name used by all of the Corporation’s bank subsidiaries for residential mortgage lending. The investigation relates to lending activities during the period January 1, 2009 to the present. The Corporation and the identified bank subsidiaries are cooperating with the Department and responding to the Department’s requests for information. The Corporation and its bank subsidiaries are not able at this time to determine the terms on which this investigation will be resolved or the timing of such resolution. Should the investigation result in an enforcement action against the Corporation or its bank subsidiaries, or a settlement with the Department, the ability of the Corporation and its bank subsidiaries to engage in certain expansion or other activities may be restricted.

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
The following tables summarizes the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets as of December 31:

	2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$27,099	$—	$27,099
Available for sale investment securities:
U.S. Government sponsored agency securities	—	31,632	—	31,632
State and municipal securities	—	279,095	—	279,095
Corporate debt securities	—	106,258	3,275	109,533
Collateralized mortgage obligations	—	832,080	—	832,080
Residential mortgage-backed securities	—	463,344	—	463,344
Commercial mortgage-backed securities	—	261,616	—	261,616
Auction rate securities	—	—	102,994	102,994
Total available for sale investment securities	—	1,974,025	106,269	2,080,294
Investments held in Rabbi Trust	18,415	—	—	18,415
Derivative assets	392	62,552	—	62,944
Total assets	$18,807	$2,063,676	$106,269	$2,188,752
Investments held in Rabbi Trust	$18,415	$—	$—	$18,415
Derivative liabilities	381	48,185	—	48,566
Total liabilities	$18,796	$48,185	$—	$66,981

	2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage loans held for sale	$—	$31,530	$—	$31,530
Available for sale investment securities:
Equity securities	918	—	—	918
U.S. Government sponsored agency securities	—	5,938	—	5,938
State and municipal securities	—	408,949	—	408,949
Corporate debt securities	—	93,552	3,757	97,309
Collateralized mortgage obligations	—	602,623	—	602,623
Residential mortgage-backed securities	—	1,120,796	—	1,120,796
Commercial mortgage-backed securities	—	212,755	—	212,755
Auction rate securities	—	—	98,668	98,668
Total available for sale investment securities	918	2,444,613	102,425	2,547,956
Investments held in Rabbi Trust	18,982	—	—	18,982
Derivative assets	469	44,539	—	45,008
Total assets	$20,369	$2,520,682	$102,425	$2,643,476
Investments held in Rabbi Trust	$18,982	$—	$—	$18,982
Derivative liabilities	375	39,014	—	39,389
Other liabilities	$19,357	$39,014	$—	$58,371

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of December 31, 2018 and 2017 were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

•
Available for sale investment securities – Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing.

Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is done for approximately 95% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
Equity securities – As of December 31, 2018, the Corporation did not hold any equity securities. Equity securities held as of December 31, 2017 consisted of common stocks of financial institutions and other equity investments. These Level 1 investments were measured at fair value based on quoted prices for identical securities in active markets.

•
U.S. Government securities/U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated and senior debt issued by financial institutions ($86.1 million at December 31, 2018 and $61.9 million at December 31, 2017), single-issuer trust preferred securities issued by financial institutions ($18.6 million at December 31, 2018 and $30.7 million at December 31, 2017), pooled trust preferred securities issued by financial institutions ($875,000 at December 31, 2018 and $707,000 at December 31, 2017) and other corporate debt issued by non-financial institutions ($3.9 million at December 31, 2018 and $4.0 million at December 31, 2017).

Level 2 investments include subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $16.3 million and $27.7 million of single-issuer trust preferred securities held at December 31, 2018 and 2017, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation's investments in pooled trust preferred securities ($875,000 at December 31, 2018 and $707,000 at December 31, 2017) and certain single-issuer trust preferred securities ($2.4 million at December 31, 2018 and $3.1 million at December 31, 2017). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Derivative assets - fair value of foreign currency exchange contracts classified as Level 1 assets ($392,000 at December 31, 2018 and $460,000 at December 31, 2017). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.2 million at December 31, 2018 and $1.1 million at December 31, 2017) and the fair value of interest rate swaps ($61.4 million at December 31, 2018 and $43.4 million at December 31, 2017). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 10 - Derivative Financial Instruments," for additional information.

•
Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1 and are included in "other assets" on the consolidated balance sheets ($18.4 million at December 31, 2018 and $19.0 million at December 31, 2017).

•
Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($381,000 at December 31, 2018 and $374,000 at December 31, 2017). The fair values of these liabilities are determined in the same manner as the related assets.

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.1 million at December 31, 2018 and $272,000 at December 31, 2017) and the fair value of interest rate swaps ($47.1 million at December 31, 2018 and $38.7 million at December 31, 2017). The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Other assets" above.

•
Investments held in Rabbi Trust - fair value of amounts due to employees under deferred compensation plans classified as Level 1 liabilities ($18.4 million at December 31, 2018 and $19.0 million at December 31, 2017).

The following table presents the changes in available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities
	(in thousands)
Balance as of December 31, 2016	$422	$2,450	$97,256
Unrealized adjustments to fair value (1)	285	588	1,217
Discount accretion (2)	—	12	195
Balance as of December 31, 2017	707	3,050	98,668
Realized adjustments to fair value	—	71	—
Unrealized adjustments to fair value (1)	168	221	4,326
Settlements - calls	—	(950)	—
Discount accretion (2)	—	8	—
Balance as of December 31, 2018	$875	$2,400	$102,994

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

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation's assets measured at fair value on a nonrecurring basis and reported on the consolidated balance sheets at December 31:

	2018	2017
	(in thousands)
Net loans	$149,846	$149,608
OREO	10,518	9,823
MSRs	38,573	37,663
Total assets	$198,937	$197,094

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

•
OREO – This category includes OREO ($10.5 million at December 31, 2018 and $9.8 million at December 31, 2017) classified as Level 3 assets. Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs - This category includes MSRs ($38.6 million at December 31, 2018 and $37.7 million at December 31, 2017), classified as Level 3 assets. MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2018 valuation were 8.9% and 9.0%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

As required by FASB ASC Section 825-10-50, the following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2018 and 2017. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2018
	Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
FINANCIAL ASSETS	(in thousands)
Cash and due from banks	$103,436	$103,436	$—	$—	$103,436
Interest-bearing deposits with other banks	342,251	342,251	—	—	342,251
FRB and FHLB stock	79,283	—	79,283	—	79,283
Loans held for sale	27,099	—	27,099	—	27,099
Held to maturity investment securities	606,679	611,419	—	—	611,419
Available for sale investment securities	2,115,265	—	1,974,025	106,269	2,080,294
Net Loans	16,005,263	—	—	15,446,895	15,446,895
Accrued interest receivable	58,879	58,879	—	—	58,879
Other financial assets	235,782	124,138	62,552	49,092	235,782
FINANCIAL LIABILITIES
Demand and savings deposits	$13,478,016	$13,478,016	$—	$—	$13,478,016
Brokered deposits	176,239	176,239	—	—	176,239
Time deposits	2,721,904	—	2,712,296	—	2,712,296
Short-term borrowings	754,777	754,777	—	—	754,777
Accrued interest payable	10,529	10,529	—	—	10,529
Other financial liabilities	218,061	161,003	48,185	8,873	218,061
FHLB advances and long-term debt	992,279	—	970,985	—	970,985

	2017
	Amortized Cost	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
FINANCIAL ASSETS
Cash and due from banks	$108,291	$108,291	$—	$—	$108,291
Interest-bearing deposits with other banks	293,805	293,805	—	—	293,805
FRB and FHLB stock	60,761	—	60,761	—	60,761
Loans held for sale	31,530	—	31,530	—	31,530
Held to maturity investment securities	—	—	—	—	—
Available for sale investment securities	2,547,956	918	2,444,613	102,425	2,547,956
Net Loans	15,598,337	—	—	15,380,974	15,380,974
Accrued interest receivable	52,910	52,910	—	—	52,910
Other financial assets	215,464	123,439	44,539	47,486	215,464
FINANCIAL LIABILITIES
Demand and savings deposits	$13,042,147	$13,042,147	$—	$—	$13,042,147
Brokered deposits	90,473	90,473	—	—	90,473
Time deposits	2,664,912	—	2,673,359	—	2,673,359
Short-term borrowings	617,524	617,524	—	—	617,524
Accrued interest payable	9,317	9,317	—	—	9,317
Other financial liabilities	227,569	182,381	39,014	6,174	227,569
FHLB advances and long-term debt	1,038,346	—	1,025,640	—	1,025,640

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

As of December 31, 2018, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction. Beginning in 2018, fair values estimated in this manner are considered to represent estimated exit prices, required by ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities". As of December 31, 2017, loan fair values do not fully incorporate an exit price approach to fair value.

The fair values of FHLB advances and long-term debt were estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with similar remaining maturities as of the balance sheet date. These borrowings are categorized in Level 2 liabilities under FASB ASC Topic 820.

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash	$30,941	$22,857
Other assets	7,072	5,959
Receivable from subsidiaries	51,646	53,880
Investments in:
Bank subsidiaries	2,451,651	2,399,053
Non-bank subsidiaries	425,670	426,846
Total Assets	$2,966,980	$2,908,595
LIABILITIES AND EQUITY
Long-term debt	$386,913	$386,101
Payable to non-bank subsidiaries	247,801	206,766
Other liabilities	84,693	85,871
Total Liabilities	719,407	678,738
Shareholders’ equity	2,247,573	2,229,857
Total Liabilities and Shareholders’ Equity	$2,966,980	$2,908,595

CONDENSED STATEMENTS OF INCOME

	2018	2017	2016
	(in thousands)
Income:
Dividends from subsidiaries	$150,000	$66,500	$115,000
Other (1)	188,165	171,490	148,577
	338,165	237,990	263,577
Expenses	210,333	199,981	177,835
Income before income taxes and equity in undistributed net income of subsidiaries	127,832	38,009	85,742
Income tax benefit	(7,100)	(5,448)	(10,543)
	134,932	43,457	96,285
Equity in undistributed net income (loss) of:
Bank subsidiaries	74,631	111,226	58,477
Non-bank subsidiaries	(1,170)	17,070	6,863
Net Income	$208,393	$171,753	$161,625
(1) Consists primarily of management fees received from subsidiary banks.

CONDENSED STATEMENTS OF CASH FLOWS

	2018	2017	2016
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$208,393	$171,753	$161,625
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	813	845	—
Stock-based compensation	7,967	4,740	6,556
Excess tax benefits from stock-based compensation	—	—	(964)
Decrease (increase) in other assets	6,327	(17,882)	(16,585)
Equity in undistributed net income of subsidiaries	(73,460)	(128,298)	(65,340)
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	36,273	31,241	(5,928)
Total adjustments	(22,080)	(109,354)	(82,261)
Net cash provided by operating activities	186,313	62,399	79,364
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of long-term debt	—	(100,000)	—
Additions to long-term debt	—	123,251	—
Net proceeds from issuance of common stock	6,733	9,007	16,167
Excess tax benefits from stock-based compensation	—	—	964
Dividends paid	(89,654)	(80,368)	(69,382)
Acquisition of treasury stock	(95,308)	—	(18,545)
Net cash used in financing activities	(178,229)	(48,110)	(70,796)
Net Increase in Cash and Cash Equivalents	8,084	14,289	8,568
Cash and Due From Banks at Beginning of Year	22,857	8,568	—
Cash and Due From Banks at End of Year	$30,941	$22,857	$8,568

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective based on those criteria.

/s/ E. PHILIP WENGER
E. Philip Wenger Chairman and Chief Executive Officer

/s/ MARK R. MCCOLLOM
Mark R. McCollom Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Fulton Financial Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Philadelphia, Pennsylvania
March 1, 2019

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
2018
Interest income	$177,687	$186,170	$194,048	$200,609
Interest expense	26,369	30,103	33,921	37,665
Net interest income	151,318	156,067	160,127	162,944
Provision for credit losses	3,970	33,117	1,620	8,200
Non-interest income	45,875	49,094	51,033	49,523
Non-interest expenses	136,661	133,345	135,413	140,685
Income before income taxes	56,562	38,699	74,127	63,582
Income tax expense	7,082	3,502	8,494	5,499
Net income	$49,480	$35,197	$65,633	$58,083
Per share data:
Net income (basic)	$0.28	$0.20	$0.37	$0.33
Net income (diluted)	0.28	0.20	0.37	0.33
Cash dividends	0.12	0.12	0.12	0.16
2017
Interest income	$158,487	$163,881	$171,511	$174,987
Interest expense	20,908	22,318	24,702	25,574
Net interest income	137,579	141,563	146,809	149,413
Provision for credit losses	4,800	6,700	5,075	6,730
Non-interest income	46,673	52,371	51,974	56,956
Non-interest expenses	122,275	132,695	132,157	138,452
Income before income taxes	57,177	54,539	61,551	61,187
Income tax expense	13,797	9,072	12,646	27,186
Net income	$43,380	$45,467	$48,905	$34,001
Per share data:
Net income (basic)	$0.25	$0.26	$0.28	$0.19
Net income (diluted)	0.25	0.26	0.28	0.19
Cash dividends	0.11	0.11	0.11	0.14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2019 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Executive Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2019 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2019 Proxy Statement, and the information appearing in "Note 4 - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2019 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2018 and 2017.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2018, 2017 and 2016.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2018, 2017 and 2016.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2018, 2017 and 2016.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017 and 2016.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
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

10.2.1
Schedule of Executive Employment Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.4.1 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.3
Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation, Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.

10.3.1
Schedule of Key Employee Change in Control Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.5.1 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.4
Form of Death Benefit Only Agreement to Senior Management - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.5
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2013.

10.6
Amendment No. 1 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

10.7
Amendment No. 2 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.8
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013.

10.9
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 26, 2014.

10.10
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.11
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

10.12	Fulton Financial Corporation 2011 Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 24, 2011.
10.13
Amendment No. 1 to Fulton Financial Corporation 2011 Directors' Equity Participation Plan - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.14	Fulton Financial Corporation Non-Employee Director Compensation - filed herewith.
10.15	Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - filed herewith.
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	March 1, 2019	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ LISA CRUTCHFIELD	Director	March 1, 2019
Lisa Crutchfield

/S/ MICHAEL J. DEPORTER	Executive Vice President and Controller (Principal Accounting Officer)	March 1, 2019
Michael J. DePorter

/S/ DENISE L. DEVINE	Director	March 1, 2019
Denise L. Devine

/S/ PATRICK J. FREER	Director	March 1, 2019
Patrick J. Freer

/S/ GEORGE W. HODGES	Director	March 1, 2019
George W. Hodges

/S/ MARK R. MCCOLLOM	Senior Executive Vice President	March 1, 2019
Mark R. McCollom	and Chief Financial Officer
(Principal Financial Officer)

/S/ ALBERT MORRISON, III	Director	March 1, 2019
Albert Morrison, III

/S/ JAMES R. MOXLEY, III	Director	March 1, 2019
James R. Moxley, III

Signature	Capacity	Date

/S/ R. SCOTT SMITH, JR.	Director	March 1, 2019
R. Scott Smith, Jr.

/S/ SCOTT A. SNYDER	Director	March 1, 2019
Scott A. Snyder

/S/ RONALD H. SPAIR	Director	March 1, 2019
Ronald H. Spair

/S/ MARK F. STRAUSS	Director	March 1, 2019
Mark F. Strauss

/S/ ERNEST J. WATERS	Director	March 1, 2019
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
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

10.2.1
Schedule of Executive Employment Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.4.1 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.3
Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation, Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.

10.3.1
Schedule of Key Employee Change in Control Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.5.1 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.4
Form of Death Benefit Only Agreement to Senior Management - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.5
Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2013.

10.6
Amendment No. 1 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

10.7
Amendment No. 2 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.8
Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013.

10.9
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 26, 2014.

10.10
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.11
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

10.12	Fulton Financial Corporation 2011 Directors' Equity Participation Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 24, 2011.
10.13
Amendment No. 1 to Fulton Financial Corporation 2011 Directors' Equity Participation Plan - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.14	Fulton Financial Corporation Non-Employee Director Compensation - filed herewith.
10.15	Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - filed herewith.
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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016;(iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and, (iv) the Notes to Consolidated Financial Statements – filed herewith.