Form 10-Q
period 2019-03-31
FULTON FINANCIAL CORP
filed 2019-05-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019, or

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
Common Stock, $2.50 Par Value –168,810,000 shares outstanding as of May 1, 2019.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$115,884	$103,436
Interest-bearing deposits with other banks	325,504	342,251
Total cash and cash equivalents	441,388	445,687
Federal Reserve Bank and Federal Home Loan Bank stock	85,533	79,283
Loans held for sale	27,768	27,099
Investment securities:
Available for sale, at estimated fair value	2,159,806	2,080,294
Held to maturity, at amortized cost	588,443	606,679
Loans and leases, net of unearned income	16,262,633	16,165,800
Less: Allowance for loan and lease losses	(162,109)	(160,537)
Net Loans and leases	16,100,524	16,005,263
Premises and equipment	239,004	234,529
Accrued interest receivable	62,207	58,879
Goodwill and intangible assets	535,356	531,556
Other assets	734,620	612,883
Total Assets	$20,974,649	$20,682,152
LIABILITIES
Deposits:
Noninterest-bearing	$4,255,043	$4,310,105
Interest-bearing	12,122,935	12,066,054
Total Deposits	16,377,978	16,376,159
Short-Term Borrowings	829,016	754,777
Accrued interest payable	11,219	10,529
Other liabilities	390,105	300,835
Federal Home Loan Bank advances and long-term debt	1,065,312	992,279
Total Liabilities	18,673,630	18,434,579
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 221.8 million shares issued in 2019 and in 2018	554,485	554,377
Additional paid-in capital	1,491,870	1,489,703
Retained earnings	980,708	946,032
Accumulated other comprehensive loss	(37,633)	(59,063)
Treasury stock, at cost, 51.9 million shares in 2019 and 51.6 million shares in 2018	(688,411)	(683,476)
Total Shareholders’ Equity	2,301,019	2,247,573
Total Liabilities and Shareholders’ Equity	$20,974,649	$20,682,152

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2019	2018
INTEREST INCOME
Loans and leases, including fees	$183,744	$160,136
Investment securities:
Taxable	15,435	13,193
Tax-exempt	3,279	2,965
Dividends	—	5
Loans held for sale	240	216
Other interest income	2,002	1,172
Total Interest Income	204,700	177,687
INTEREST EXPENSE
Deposits	29,689	16,450
Short-term borrowings	3,582	2,041
Federal Home Loan Bank advances and long-term debt	8,114	7,878
Total Interest Expense	41,385	26,369
Net Interest Income	163,315	151,318
Provision for credit losses	5,100	3,970
Net Interest Income After Provision for Credit Losses	158,215	147,348
NON-INTEREST INCOME
Wealth management fees	13,239	12,871
Commercial banking income	14,763	13,956
Consumer banking income	11,377	11,408
Mortgage banking income	4,772	4,193
Other income	2,535	3,428
Non-Interest Income Before Investment Securities Gains	46,686	45,856
Investment securities gains, net	65	19
Total Non-Interest Income	46,751	45,875
NON-INTEREST EXPENSE
Salaries and employee benefits	77,757	75,768
Net occupancy expense	12,909	13,632
Data processing and software	10,353	10,473
Other outside services	8,352	8,124
Professional fees	3,960	4,816
Equipment expense	3,342	3,534
FDIC insurance expense	2,609	2,953
Marketing	2,160	2,250
State Taxes	2,002	2,302
Amortization of tax credit investments	1,491	1,637
Intangible amortization	107	—
Other	12,782	11,172
Total Non-Interest Expense	137,824	136,661
Income Before Income Taxes	67,142	56,562
Income taxes	10,479	7,082
Net Income	$56,663	$49,480
PER SHARE:
Net Income (Basic)	$0.33	$0.28
Net Income (Diluted)	0.33	0.28
Cash Dividends	0.13	0.12
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2019	2018

Net Income	$56,663	$49,480
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	20,298	(27,644)
Reclassification adjustment for securities gains included in net income	(51)	(16)
Amortization of net unrealized losses on available for sale securities transferred to held to maturity	974	—
Non-credit related unrealized (loss) gain on other-than-temporarily impaired debt securities	(82)	224
Amortization of net unrecognized pension and postretirement income	291	339
Other Comprehensive Income (Loss)	21,430	(27,097)
Total Comprehensive Income	$78,093	$22,383

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
Three months ended March 31
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income				56,663			56,663
Other comprehensive income					21,430		21,430
Stock issued	115	108	607			942	1,657
Stock-based compensation awards			1,560				1,560
Acquisition of treasury stock	(376)					(5,877)	(5,877)
Common stock cash dividends - $0.13 per share				(21,987)			(21,987)
Balance at March 31, 2019	169,923	$554,485	$1,491,870	$980,708	$(37,633)	$(688,411)	$2,301,019

Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				49,480			49,480
Other comprehensive loss					(27,097)		(27,097)
Stock issued	234	450	1,646			694	2,790
Stock-based compensation awards			1,510				1,510
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.12 per share				(21,047)			(21,047)
Balance at March 31, 2018	175,404	$552,682	$1,481,545	$857,153	$(67,172)	$(588,715)	$2,235,493

See Notes to Consolidated Financial Statements
(1) The Corporation adopted the Accounting Standards Codification ("ASC") Update 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" in the first quarter of 2018 which permitted a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, which changed the federal corporate income tax rate from 35% to 21%. As a result, $7.1 million of stranded tax effects were reclassified from AOCI to retained earnings during the first quarter of 2018.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$56,663	$49,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,100	3,970
Depreciation and amortization of premises and equipment	6,888	7,329
Amortization of tax credit investments	8,155	8,364
Net amortization of investment securities premiums	2,075	2,517
Investment securities gains, net	(65)	(19)
Gain on sales of mortgage loans held for sale	(3,122)	(2,645)
Proceeds from sales of mortgage loans held for sale	142,739	170,693
Originations of mortgage loans held for sale	(140,286)	(159,968)
Amortization of intangible assets	107	—
Amortization of issuance costs and discounts on long-term debt	211	194
Stock-based compensation	1,560	1,510
Increase in accrued interest receivable	(3,328)	(150)
Increase in other assets	(23,415)	(6,923)
Increase in accrued interest payable	690	364
Decrease in other liabilities	(15,701)	(2,890)
Total adjustments	(18,392)	22,346
Net cash provided by operating activities	38,271	71,826
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	37,660	1,444
Proceeds from principal repayments and maturities of securities held to maturity	18,687	—
Proceeds from principal repayments and maturities of securities available for sale	51,097	78,150
Purchase of securities available for sale	(143,588)	(161,944)
(Purchase) redemption of Federal Reserve Bank and Federal Home Loan Bank stock	(6,250)	3,862
Net (increase) decrease in loans and leases	(101,123)	67,928
Net purchases of premises and equipment	(11,363)	(14,840)
Net cash paid for acquisition	(3,907)	—
Net change in tax credit investments	(8,003)	(20,783)
Net cash (used in) provided by investing activities	(166,790)	(46,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand and savings deposits	(108,185)	(278,626)
Net increase (decrease) in time deposits	110,004	(41,803)
Increase in short-term borrowings	74,239	320,328
Additions to long-term debt	75,000	—
Repayments of long-term debt	(2,026)	(100,041)
Net proceeds from issuance of common stock	1,657	2,790
Dividends paid	(20,592)	(19,329)
Acquisition of treasury stock	(5,877)	—
Net cash provided by (used in) financing activities	124,220	(116,681)
Net Decrease in Cash and Cash Equivalents	(4,299)	(91,038)
Cash and Cash Equivalents at Beginning of Period	445,687	402,096
Cash and Cash Equivalents at End of Period	$441,388	$311,058
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,695	$26,005
Income taxes	1,485	154
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission ("SEC").

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC Update 2016-02, "Leases (Topic 842)." This standards update requires a lessee to recognize for all leases with an initial term greater than twelve months: (1) a "right-of-use" ("ROU") asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, each measured on a discounted basis. This standards update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Corporation adopted ASC Update 2016-02 in the first quarter of 2019 using the alternative transition method, which eliminates the requirement to restate the earliest prior period presented in an entity’s financial statements. As such, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

This standards update provides for a number of practical expedients in transition. The Corporation elected to apply the package of practical expedients permitted within the new standard, which, among other things, allowed it to carryforward the prior conclusions on lease identification, lease classification and initial direct costs. In addition, the Corporation elected to not separate lease and non-lease components. The Corporation did not elect the practical expedient to apply hindsight in determining the lease term and in assessing impairment of the ROU assets.

At January 1, 2019, the ROU asset and corresponding lease liability were recognized on the consolidated balance sheets for $106.3 million and $112.6 million, respectively. See "Note 6 - Leases" for additional information and expanded lessee disclosures.

This standards update also provides additional guidance on lessor accounting. The Corporation provides equipment lease financing to its customers, which are categorized as direct financing leases. The adoption of this standards update did not result in any changes to the accounting for this type of lease as the lessor.

In March 2017, the FASB issued ASC Update 2017-08, "Premium Amortization on Purchased Callable Debt Securities." This standards update requires that a company amortize the premium on callable debt securities to the earliest call date versus current GAAP which requires amortization over the contractual life of the securities. The amortization period for callable debt securities purchased at a discount was not impacted by the new accounting standards update. ASC Update 2017-08 was effective for annual and interim reporting periods beginning after December 15, 2018. The Corporation adopted this standards update effective with its March 31, 2019 quarterly report on Form 10-Q and the adoption of ASC Update 2017-08 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASC Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and held to maturity investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are incurred under current GAAP. This update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This adjustment will also be recognized in regulatory capital. This update is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted.

In November 2018, the FASB issued ASC Update 2018-19, "Codifications Improvements to Topic 326, Financial Instruments - Credit Losses" which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments.
First Quarter of 2020
The Corporation intends to adopt these standards updates effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation believes that total credit loss reserves will increase at the adoption date and that the magnitude of the increase will depend on the composition, characteristics and quality of its loan portfolio and off balance sheet credit exposures as well as the prevailing economic conditions and forecasts as of the adoption date. The Corporation’s steering committee and working group, which are comprised of individuals from various functional areas, are finalizing the processes, accounting policies and interpretations and systems requirements and solutions for the implementation of these standard updates. Current activities also include data gathering and testing the loss models. The Corporation anticipates it will begin full parallel runs of the new processes, systems and controls in mid-2019.

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
Fourth Quarter of 2020, in line with its annual impairment testing in October of each year
The Corporation does not expect the adoption of this update to have a material impact on its consolidated financial statements. The Corporation has not needed to perform step 2 since its 2012 impairment testing.

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
First Quarter of 2020
The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. This standard will impact the Corporation's Fair Value Measurement disclosure, but the Corporation does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
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
First Quarter of 2021
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
First Quarter of 2020
The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q and does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2018 consolidated financial statements and notes have been reclassified to conform to the 2019 presentation.

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Corporation’s subsidiary banks are required to maintain reserves against their deposit liabilities. These reserves are in the form of cash and balances with the Federal Reserve Bank ("FRB"), included in "interest-bearing deposits with other banks." The amounts of such reserves as of March 31, 2019 and December 31, 2018 were $86.3 million and $156.8 million, respectively.

In addition, collateral is posted by the Corporation with counterparties to secure derivative contracts and other contracts, which are included in "interest-bearing deposits with other banks." The amounts of such collateral as of March 31, 2019 and December 31, 2018 were $89.3 million and $45.1 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	$26,900	$624	$—	$27,524
State and municipal securities	293,116	5,840	(1,272)	297,684
Corporate debt securities	122,006	1,610	(2,328)	121,288
Collateralized mortgage obligations	889,046	5,561	(7,202)	887,405
Residential mortgage-backed securities	447,924	1,530	(8,596)	440,858
Commercial mortgage-backed securities	282,483	1,320	(1,566)	282,237
Auction rate securities	107,410	—	(4,600)	102,810
Total	$2,168,885	$16,485	$(25,564)	$2,159,806

Held to Maturity
State and municipal securities	$155,998	$5,710	$—	$161,708
Residential mortgage-backed securities	432,445	9,454	—	441,899
Total	$588,443	$15,164	$—	$603,607

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	$31,586	$185	$(139)	$31,632
State and municipal securities	282,383	2,178	(5,466)	279,095
Corporate debt securities	111,454	1,432	(3,353)	109,533
Collateralized mortgage obligations	841,294	2,758	(11,972)	832,080
Residential mortgage-backed securities	476,973	1,583	(15,212)	463,344
Commercial mortgage-backed securities	264,165	524	(3,073)	261,616
Auction rate securities	107,410	—	(4,416)	102,994
Total	$2,115,265	$8,660	$(43,631)	$2,080,294

Held to Maturity
State and municipal securities	$156,134	$1,166	$(93)	$157,207
Residential mortgage-backed securities	450,545	3,667	—	454,212
Total	$606,679	$4,833	$(93)	$611,419

Securities carried at $896.6 million at March 31, 2019 and $973.4 million at December 31, 2018, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of March 31, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$9,252	$9,256	$—	$—
Due from one year to five years	55,635	57,030	—	—
Due from five years to ten years	120,920	120,605	—	—
Due after ten years	363,625	362,415	155,998	161,708
	549,432	549,306	155,998	161,708
Residential mortgage-backed securities(1)	447,924	440,858	432,445	441,899
Commercial mortgage-backed securities(1)	282,483	282,237	—	—
Collateralized mortgage obligations(1)	889,046	887,405	—	—
Total	$2,168,885	$2,159,806	$588,443	$603,607

(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended March 31, 2019	(in thousands)
Debt securities	257	(192)	65
Total	$257	$(192)	$65
Three months ended March 31, 2018
Equity securities	$9	$—	$9
Debt securities	10	—	10
Total	$19	$—	$19

The cumulative balance of credit-related other-than-temporary impairment charges, previously recognized as components of earnings, for debt securities held by the Corporation at March 31, 2019 and March 31, 2018 was $11.5 million. There were no other-than-temporary impairment charges recognized for the three months ended March 31, 2019 or March 31, 2018.
The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018:

	Less than 12 months			12 months or longer			Total
March 31, 2019	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale		(in thousands)
State and municipal securities	—	$—	$—	39	$84,753	$(1,272)	$84,753	$(1,272)
Corporate debt securities	8	26,514	(190)	14	26,646	(2,138)	53,160	(2,328)
Collateralized mortgage obligations	6	707	(1)	90	418,166	(7,201)	418,873	(7,202)
Residential mortgage-backed securities	—	—	—	116	403,327	(8,596)	403,327	(8,596)
Commercial mortgage-backed securities	—	—	—	23	182,150	(1,566)	182,150	(1,566)
Auction rate securities	—	—	—	177	102,810	(4,600)	102,810	(4,600)
Total	14	$27,221	$(191)	459	$1,217,852	$(25,373)	$1,245,073	$(25,564)

No Held to Maturity investments were in an unrealized loss position at March 31, 2019.

	Less than 12 months			12 months or longer			Total
December 31, 2018	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
U.S. Government sponsored agency securities	1	$4,961	$(31)	1	$5,770	$(108)	$10,731	$(139)
State and municipal securities	33	72,950	(1,292)	38	83,770	(4,174)	156,720	(5,466)
Corporate debt securities	8	24,419	(227)	14	25,642	(3,126)	50,061	(3,353)
Collateralized mortgage obligations	39	136,563	(1,050)	89	388,173	(10,922)	524,736	(11,972)
Residential mortgage-backed securities	17	18,220	(222)	110	402,779	(14,990)	420,999	(15,212)
Commercial mortgage-backed securities	1	9,778	(35)	25	197,326	(3,038)	207,104	(3,073)
Auction rate securities	—	—	—	177	102,994	(4,416)	102,994	(4,416)
Total	99	$266,891	$(2,857)	454	$1,206,454	$(40,774)	$1,473,345	$(43,631)
Held to Maturity
State and municipal securities	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)
Total	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of March 31, 2019.

As of March 31, 2019, all of the auction rate securities (auction rate certificates, or "ARCs") were rated above investment grade. Based on management’s evaluations, none of the ARCs were subject to any other-than-temporary impairment charges for the three months ended March 31, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges for the three months ended March 31, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – Loans and Leases and Allowance for Credit Losses

Loans and Leases, Net of Unearned Income

Loans and leases, net of unearned income are summarized as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Real-estate - commercial mortgage	$6,428,688	$6,434,285
Commercial - industrial, financial and agricultural	4,429,538	4,404,548
Real estate - residential mortgage	2,313,908	2,251,044
Real estate - home equity	1,413,500	1,452,137
Real estate - construction	953,087	916,599
Consumer	433,545	419,186
Equipment lease financing and other	315,934	311,866
Overdrafts	1,739	2,774
Loans and leases, gross of unearned income	16,289,939	16,192,439
Unearned income	(27,306)	(26,639)
Loans and leases, net of unearned income	$16,262,633	$16,165,800

The Corporation segments its loan and lease portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans and Leases, Net of Unearned Income," above. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. Commercial loans include both secured and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments include direct consumer installment loans and indirect vehicle loans.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of incurred losses in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in its unfunded loan commitments and other off balance sheet credit exposures, such as letters of credit, and is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The Corporation’s allowance for credit losses includes: (1) specific allowances allocated to loans and leases individually evaluated for impairment (FASB ASC Section 310-10-35); and (2) allowances calculated for pools of loans and leases collectively evaluated for impairment (FASB ASC Subtopic 450-20).

The following table presents the components of the allowance for credit losses:

	March 31, 2019	December 31, 2018
	(in thousands)
Allowance for loan and lease losses	$162,109	$160,537
Reserve for unfunded lending commitments	8,263	8,873
Allowance for credit losses	$170,372	$169,410

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2019	2018
	(in thousands)
Balance at beginning of period	$169,410	$176,084
Loans and leases charged off	(6,369)	(6,397)
Recoveries of loans and leases previously charged off	2,231	2,362
Net loans and leases charged off	(4,138)	(4,035)
Provision for credit losses	5,100	3,970
Balance at end of period	$170,372	$176,019

The following table presents the activity in the allowance for loan and lease losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended March 31, 2019
Balance at December 31, 2018	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$160,537
Loans and leases charged off	(1,145)	(2,787)	(219)	(655)	(95)	(683)	(785)	(6,369)
Recoveries of loans and leases previously charged off	136	1,243	197	132	84	210	229	2,231
Net loans and leases charged off	(1,009)	(1,544)	(22)	(523)	(11)	(473)	(556)	(4,138)
Provision for loan and lease losses (1)	66	3,177	326	748	(109)	575	927	5,710
Balance at March 31, 2019	$51,946	$60,501	$19,215	$19,146	$4,941	$3,319	$3,041	$162,109
Three months ended March 31, 2018
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$169,910
Loans and leases charged off	(267)	(4,005)	(408)	(162)	(158)	(892)	(505)	(6,397)
Recoveries of loans and leases previously charged off	279	1,075	206	107	306	179	210	2,362
Net loans and leases charged off	12	(2,930)	(202)	(55)	148	(713)	(295)	(4,035)
Provision for loan and lease losses (1)	(88)	(1,520)	(397)	(772)	(844)	571	392	(2,658)
Balance at March 31, 2018	$58,717	$61,830	$17,528	$15,261	$5,924	$1,903	$2,054	$163,217

(1)
The provision for loan and lease losses excluded a $610,000 decrease in the reserve for unfunded lending commitments for the three months ended March 31, 2019 and a $6.6 million increase in the reserve for unfunded lending commitments for the three months ended March 31, 2018. These amounts were reclassified to other liabilities on the consolidated balance sheets.

The following table presents loans and leases, net of unearned income and their related allowance for loan and lease losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Allowance for loan and lease losses at March 31, 2019:
Collectively evaluated for impairment	$45,736	$48,266	$8,619	$9,560	$4,390	$3,312	$3,041	$122,924
Loans individually evaluated for impairment	6,210	12,235	10,596	9,586	551	7	—	39,185
	$51,946	$60,501	$19,215	$19,146	$4,941	$3,319	$3,041	$162,109

Loans and leases, net of unearned income at March 31, 2019:
Collectively evaluated for impairment	$6,384,048	$4,373,677	$1,389,670	$2,274,330	$946,436	$433,534	$271,854	$16,073,549
Individually evaluated for impairment	44,640	55,861	23,830	39,578	6,651	11	18,513	189,084
	$6,428,688	$4,429,538	$1,413,500	$2,313,908	$953,087	$433,545	$290,367	$16,262,633

Allowance for loan and lease losses at March 31, 2018:
Collectively evaluated for impairment	$50,392	$51,314	$6,440	$5,610	$5,245	$1,887	$2,054	$122,942
Individually evaluated for impairment	8,325	10,516	11,088	9,651	679	16	—	40,275
	$58,717	$61,830	$17,528	$15,261	$5,924	$1,903	$2,054	$163,217

Loans and leases, net of unearned income at March 31, 2018:
Collectively evaluated for impairment	$6,279,144	$4,234,362	$1,489,429	$1,935,587	$965,398	$326,742	$271,042	$15,501,704
Individually evaluated for impairment	53,364	64,710	24,812	40,937	10,733	24	—	194,580
	$6,332,508	$4,299,072	$1,514,241	$1,976,524	$976,131	$326,766	$271,042	$15,696,284

Impaired Loans and Leases

A loan or lease is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan or lease agreement. Impaired loans and leases consist of all loans and leases on non-accrual status and accruing troubled debt restructurings ("TDRs"). An allowance for loan and lease losses is established for an impaired loan or lease if its carrying value exceeds its estimated fair value. Impaired loans and leases to borrowers with total commitments greater than or equal to $1.0 million are evaluated individually for impairment. Impaired loans and leases to borrowers with total commitments less than $1.0 million are pooled and measured for impairment collectively.

All loans and leases individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2019 and December 31, 2018, substantially all of the Corporation’s individually evaluated impaired loans and leases with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of March 31, 2019 and December 31, 2018, approximately 78% and 89%, respectively, of impaired loans and leases with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

When updated appraisals are not obtained for loans and leases evaluated for impairment that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans (generally less than 70%).

The following table presents total impaired loans and leases by class segment:

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,178	$24,902	$—	$25,095	$23,481	$—
Commercial	33,660	26,887	—	33,493	26,585	—
Real estate - residential mortgage	3,127	3,127	—	3,149	3,149	—
Construction	8,922	5,024	—	8,980	5,083	—
Equipment lease financing	19,269	18,513	—	19,269	19,268	—
	92,156	78,453	—	89,986	77,566	—
With a related allowance recorded:
Real estate - commercial mortgage	26,014	19,738	6,210	29,005	22,592	7,255
Commercial	38,234	28,974	12,235	37,706	28,708	12,513
Real estate - residential mortgage	41,076	36,451	9,586	39,972	35,621	9,394
Real estate - home equity	26,972	23,830	10,596	26,599	23,373	10,370
Construction	5,259	1,627	551	5,984	2,307	793
Consumer	12	11	7	11	11	7
	137,567	110,631	39,185	139,277	112,612	40,332
Total	$229,723	$189,084	$39,185	$229,263	$190,178	$40,332

As of March 31, 2019 and December 31, 2018, there were $78.5 million and $77.6 million, respectively, of impaired loans and leases that did not have a related allowance for loan and lease loss. The estimated fair values of the collateral securing these loans and leases exceeded their carrying amount, or the loans and leases were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.
The following table presents average impaired loans and leases by class segment:

	Three months ended March 31
	2019		2018
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$24,192	$97	$25,353	$83
Commercial	26,736	30	40,038	73
Real estate - residential mortgage	3,138	20	4,561	27
Construction	5,054	—	7,971	—
Equipment lease financing, other and overdrafts	18,891	—	—	—
	78,011	147	77,923	183
With a related allowance recorded:
Real estate - commercial mortgage	21,166	85	25,720	84
Commercial	28,842	33	24,181	44
Real estate - home equity	23,601	223	24,752	184
Real estate - residential mortgage	36,036	225	36,761	221
Construction	1,967	—	3,495	—
Consumer	11	—	25	—
	111,623	566	114,934	533
Total	$189,634	$713	$192,857	$716

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three months ended March 31, 2019 and 2018 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(dollars in thousands)
Real estate - commercial mortgage	$6,123,827	$6,129,463	$158,447	$170,827	$146,414	$133,995	$6,428,688	$6,434,285
Commercial - secured	3,920,866	3,902,484	191,025	193,470	147,483	129,026	4,259,374	4,224,980
Commercial - unsecured	162,883	171,589	4,290	4,016	2,991	3,963	170,164	179,568
Total commercial - industrial, financial and agricultural	4,083,749	4,074,073	195,315	197,486	150,474	132,989	4,429,538	4,404,548
Construction - commercial residential	117,155	104,079	6,310	6,912	6,401	6,881	129,866	117,872
Construction - commercial	742,160	723,030	851	1,163	3,244	2,533	746,255	726,726
Total construction (excluding Construction - other)	859,315	827,109	7,161	8,075	9,645	9,414	876,121	844,598
	$11,066,891	$11,030,645	$360,923	$376,388	$306,533	$276,398	$11,734,347	$11,683,431
% of Total	94.3%	94.4%	3.1%	3.2%	2.6%	2.4%	100.0%	100.0%

The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans and leases, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and leases. For these loans and leases, the most relevant credit quality indicator is delinquency status. The migration of loans and leases through the various delinquency status categories is a significant component of the allowance for credit losses methodology for those loans and leases, which bases the probability of default on this migration.

The following table presents a summary of performing, delinquent and non-performing loans and leases for the indicated class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(dollars in thousands)
Real estate - home equity	$1,391,323	$1,431,666	$11,682	$10,702	$10,495	$9,769	$1,413,500	$1,452,137
Real estate - residential mortgage	2,270,802	2,202,955	20,807	28,988	22,299	19,101	2,313,908	2,251,044
Construction - other	76,628	71,511	140	—	198	490	76,966	72,001
Consumer - direct	53,283	55,629	251	338	104	66	53,638	56,033
Consumer - indirect	376,538	359,405	3,198	3,405	171	343	379,907	363,153
Total consumer	429,821	415,034	3,449	3,743	275	409	433,545	419,186
Equipment lease financing, other and overdrafts	270,165	267,112	1,594	1,302	18,608	19,587	290,367	288,001
	$4,438,739	$4,388,278	$37,672	$44,735	$51,875	$49,356	$4,528,286	$4,482,369
% of Total	98.0%	97.9%	0.8%	1.0%	1.2%	1.1%	100.0%	100.0%

(1)	Includes all accruing loans and leases 30 days to 89 days past due.

(2)	Includes all accruing loans and leases 90 days or more past due and all non-accrual loans and leases.

The following table presents non-performing assets:

	March 31, 2019	December 31, 2018
	(in thousands)
Non-accrual loans and leases	$127,141	$128,572
Loans and leases 90 days or more past due and still accruing	11,540	11,106
Total non-performing loans and leases	138,681	139,678
Other real estate owned (OREO)	9,012	10,518
Total non-performing assets	$147,693	$150,196

The following tables present past due status and non-accrual loans and leases by portfolio segment and class segment:

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$14,598	$1,741	$478	$29,339	$29,817	$46,156	$6,382,532	$6,428,688
Commercial - secured	3,719	2,506	46	49,267	49,313	55,538	4,203,836	4,259,374
Commercial - unsecured	302	196	—	835	835	1,333	168,831	170,164
Total commercial - industrial, financial and agricultural	4,021	2,702	46	50,102	50,148	56,871	4,372,667	4,429,538
Real estate - home equity	8,980	2,702	3,452	7,043	10,495	22,177	1,391,323	1,413,500
Real estate - residential mortgage	15,796	5,011	6,806	15,493	22,299	43,106	2,270,802	2,313,908
Construction - commercial residential	148	—	388	6,401	6,789	6,937	122,929	129,866
Construction - commercial	—	—	—	52	52	52	746,203	746,255
Construction - other	140	—	—	198	198	338	76,628	76,966
Total real estate - construction	288	—	388	6,651	7,039	7,327	945,760	953,087
Consumer - direct	135	116	104	—	104	355	53,283	53,638
Consumer - indirect	2,568	630	171	—	171	3,369	376,538	379,907
Total consumer	2,703	746	275	—	275	3,724	429,821	433,545
Equipment lease financing, other and overdrafts	1,268	326	95	18,513	18,608	20,202	270,165	290,367
Total	$47,654	$13,228	$11,540	$127,141	$138,681	$199,563	$16,063,070	$16,262,633

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,206	$1,500	$1,765	$30,388	$32,153	$45,859	$6,388,426	$6,434,285
Commercial - secured	5,227	938	1,068	49,299	50,367	56,532	4,168,448	4,224,980
Commercial - unsecured	1,598	—	51	851	902	2,500	177,068	179,568
Total commercial - industrial, financial and agricultural	6,825	938	1,119	50,150	51,269	59,032	4,345,516	4,404,548
Real estate - home equity	7,144	3,558	3,061	6,708	9,769	20,471	1,431,666	1,452,137
Real estate - residential mortgage	20,796	8,192	4,433	14,668	19,101	48,089	2,202,955	2,251,044
Construction - commercial residential	2,489	—	—	6,881	6,881	9,370	108,502	117,872
Construction - commercial	—	—	—	19	19	19	726,707	726,726
Construction - other	—	—	—	490	490	490	71,511	72,001
Total real estate - construction	2,489	—	—	7,390	7,390	9,879	906,720	916,599
Consumer - direct	267	71	66	—	66	404	55,629	56,033
Consumer - indirect	2,908	497	343	—	343	3,748	359,405	363,153
Total consumer	3,175	568	409	—	409	4,152	415,034	419,186
Equipment lease financing, other and overdrafts	1,005	297	319	19,268	19,587	20,889	267,112	288,001
Total	$53,640	$15,053	$11,106	$128,572	$139,678	$208,371	$15,957,429	$16,165,800

The following table presents TDRs, by class segment:

	March 31, 2019	December 31, 2018
	(in thousands)
Real-estate - residential mortgage	$24,142	$24,102
Real estate - home equity	16,786	16,665
Real-estate - commercial mortgage	15,301	15,685
Commercial	5,759	5,143
Consumer	11	10
Total accruing TDRs	61,999	61,605
Non-accrual TDRs (1)	29,523	28,659
Total TDRs	$91,522	$90,264

(1)	Included in non-accrual loans and leases in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment for loans that were modified during the three months ended March 31, 2019 and 2018:

	Three months ended March 31
	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial	4	$2,460	9	$9,359
Real estate - residential mortgage	4	917	1	$5
Real estate - home equity	12	829	19	$1,384
Total	20	$4,206	29	$10,748

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2019, restructured loan modifications of residential mortgages, home equity loans and commercial mortgage loans primarily included maturity date extensions, rate modifications and payment schedule modifications.
The following table presents TDRs, by class segment, as of March 31, 2019 and 2018 that were modified in the previous 12 months and had a post-modification payment default during the three months ended March 31, 2019 and 2018. The Corporation defines a payment default as a single missed payment.

	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	2	$299	5	$332
Real estate - commercial mortgage	—	—	1	180
Real estate - home equity	24	1,150	18	1,000
Commercial	3	2,264	6	526
Construction	—	—	2	1,484
Total	29	$3,713	32	$3,522

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2019	2018
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,573	$37,663
Originations of mortgage servicing rights	1,225	1,483
Amortization	(1,294)	(1,398)
Balance at end of period	$38,504	$37,748

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. Based on its fair value analysis, the Corporation determined a valuation allowance was not necessary as of March 31, 2019 or March 31, 2018.

NOTE 6 – Leases

Effective January 1, 2019, the Corporation adopted the standards update 2016-02, Topic 842 using the modified retrospective method of applying the new standard at the adoption date. In addition, the Corporation elected the package of practical expedients permitted under the transition guidance within the new standard as the lessee. This permitted the carry forward of the conclusions on lease identification, lease classification and initial direct costs. The Corporation also elected not to separate lease and non-lease components. Financial results for reporting periods beginning on or after January 1, 2019 are presented under the new guidance (Topic 842), while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance (Topic 840).

As a lessee, the majority of the operating lease portfolio consists of real estate leases for the Corporation's branches, land and office space. The operating leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less. The Corporation does not have any finance leases as the lessee.

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance and common area maintenance based on the Corporation's pro-rata share.

In addition, the Corporation rents or subleases certain real estate to third parties. The rental and sublease portfolio consists mostly of operating leases for space within the Corporation's offices and branches.

The following table presents the components of the Corporation’s lease costs for operating leases as the lessee, which is included in net occupancy expense on the consolidated statements of income:

Three months ended
March 31, 2019
(in thousands)
Operating lease expense	$4,690
Variable lease expense	609
Sublease income	(203)
Total lease expense	$5,096

Supplemental balance sheet information related to leases was as follows (in thousands, except for weighted-averages):

Operating Leases	Classification	March 31, 2019
ROU assets	Other assets	$103,801
Lease liabilities	Other liabilities	$110,651
Weighted-average remaining lease term		8.4 years
Weighted-average discount rate		3.08%

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2019 was as follows (in thousands):

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$4,639
ROU assets obtained in exchange for lease obligations	$108,104

Lease payment obligations for each of the next five years and thereafter with a reconciliation to the Corporation's lease liability were as follows (in thousands):

Year	Operating Leases
For the nine months ending December 31, 2019	$13,725
2020	18,094
2021	16,896
2022	15,548
2023	13,286
Thereafter	50,280
Total lease payments	127,829
Less: imputed interest	(17,178)
Present value of lease liabilities	$110,651

As of March 31, 2019, the Corporation had not entered into any material leases that have not yet commenced.

As previously disclosed in the Corporation's 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2018 were $18.0 million, $17.3 million, $15.7 million, $13.7 million, $11.4 million for 2019 through 2023, respectively, and $43.3 million in the aggregate for all years thereafter.

NOTE 7 – Derivative Financial Instruments

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2019		December 31, 2018
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$140,030	$1,759	$101,700	$1,148
Negative fair values	2,491	(17)	1,646	(12)
Net interest rate locks with customers		1,742		1,136
Forward Commitments
Positive fair values	20,627	55	1,540	3
Negative fair values	100,002	(1,062)	83,562	(1,066)
Net forward commitments		(1,007)		(1,063)
Interest Rate Swaps with Customers
Positive fair values	2,039,265	66,479	1,185,144	33,258
Negative fair values	661,338	(13,473)	1,386,046	(30,769)
Net interest rate swaps with customers		53,006		2,489
Interest Rate Swaps with Dealer Counterparties
Positive fair values (1)	661,338	13,406	1,386,046	28,143
Negative fair values (1)	2,039,265	(35,533)	1,185,144	(16,338)
Net interest rate swaps with dealer counterparties		(22,127)		11,805
Foreign Exchange Contracts with Customers
Positive fair values	8,991	225	5,881	105
Negative fair values	3,414	(152)	9,690	(251)
Net foreign exchange contracts with customers		73		(146)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	4,511	190	9,220	287
Negative fair values	9,524	(204)	6,831	(130)
Net foreign exchange contracts with correspondent banks		(14)		157
Net derivative fair value asset		$31,673		$14,378

(1) The variation margin posted as collateral on centrally cleared interest rate swaps, which represents the fair value of such swaps, is legally characterized as settlements of the outstanding derivative contracts instead of cash collateral. Accordingly, the fair values of centrally cleared interest rate swaps were offset by variation margins totaling $30.6 million and $14.3 million at March 31, 2019 and December 31, 2018, respectively.

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Three months ended March 31
	2019	2018
	(in thousands)
Interest rate locks with customers	$606	$129
Forward commitments	56	226
Interest rate swaps with customers	50,517	(42,642)
Interest rate swaps with dealer counterparties (1)	(33,932)	33,814
Foreign exchange contracts with customers	219	7
Foreign exchange contracts with correspondent banks	(171)	88
Net fair value gains (losses) on derivative financial instruments	$17,295	$(8,378)

(1) Not included are $16.3 million of losses and $8.9 million of gains related to the variation margin settlements for the three months ended March 31, 2019 and 2018, respectively.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value.

The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	March 31, 2019	December 31, 2018
	(in thousands)
Cost (1)	$27,054	$26,407
Fair value	27,768	27,099

(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

For the three months ended March 31, 2019, gains related to changes in fair values of mortgage loans held for sale were $21,000 and for the three months ended March 31, 2018, losses related to changes in fair values of mortgage loans held for sale were $197,000.

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

The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified in short-term borrowings on the consolidated balance sheets, while the securities underlying the repurchase agreements remain classified with investment securities on the consolidated balance sheets. The Corporation does not enter into reverse repurchase agreements; therefore, there is no such offsetting to be done with the repurchase agreements.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
March 31, 2019
Interest rate swap derivative assets	$79,885	$(14,334)	$—	$65,551
Foreign exchange derivative assets with correspondent banks	190	(190)	—	—
Total	$80,075	$(14,524)	$—	$65,551

Interest rate swap derivative liabilities	$49,006	$(14,334)	$(34,672)	$—
Foreign exchange derivative liabilities with correspondent banks	204	(190)	—	14
Total	$49,210	$(14,524)	$(34,672)	$14

December 31, 2018
Interest rate swap derivative assets	$61,401	$(12,955)	$(23,270)	$25,176
Foreign exchange derivative assets with correspondent banks	287	(130)	—	157
Total	$61,688	$(13,085)	$(23,270)	$25,333

Interest rate swap derivative liabilities	$47,107	$(22,786)	$(22,786)	$1,535
Foreign exchange derivative liabilities with correspondent banks	130	(130)	—	—
Total	$47,237	$(22,916)	$(22,786)	$1,535

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

NOTE 8 – Tax Credit Investments

The Corporation's tax credit investments ("TCIs") are primarily related to investments promoting qualified affordable housing projects and investments in community development entities. The majority of these tax-advantaged investments support the Corporation's corporate mission and vision, as well as regulatory compliance with the Community Reinvestment Act. The Corporation's investments in these projects generate a return primarily through the realization of federal income tax credits and deductions for operating losses over a specified time period.

The TCIs are included in other assets, with any unfunded equity commitments carried in other liabilities on the consolidated balance sheets. Certain TCIs qualify for the proportional amortization method and are amortized over the period the Corporation expects to receive the tax credits, with the expense included within income taxes on the consolidated statements of income. Other TCIs are accounted for under the equity method of accounting, with amortization included within non-interest expense on the consolidated statements of income. This amortization includes equity in partnership losses and the systematic write-down of investments over the period in which income tax credits are earned. All of the TCIs are evaluated for impairment at the end of each reporting period. As illustrated below, realizable tax credits are included within income taxes and offset the amortization expense recorded.

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	March 31,	December 31,
	2019	2018
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$169,096	$170,401
Other tax credit investments, net	73,859	72,584
Total community development investments, net	$242,955	$242,985
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$21,635	$23,196
Other tax credit investment liabilities	61,506	59,823
Total unfunded tax credit investment commitments and liabilities	$83,141	$83,019

The following table presents other information relating to the Corporation's TCIs:

	Three Months Ended
	March 31
	2019	2018
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(7,575)	$(7,544)
Other tax credit investment credits and tax benefits	(1,136)	(1,596)
Amortization of affordable housing investments, net of tax benefit	5,495	5,598
Deferred tax expense	238	335
Total reduction in income tax expense	$(2,978)	$(3,207)
Amortization of tax credit investments:
Affordable housing tax credits investment	$822	$839
Other tax credit investment amortization	669	798
Total amortization of tax credit investments	$1,491	$1,637

NOTE 9 – Accumulated Other Comprehensive Income (Loss)

The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2019
Unrealized gain on securities	$26,062	$(5,764)	$20,298
Reclassification adjustment for securities gains included in net income (1)	(65)	14	(51)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,252	(278)	974
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(105)	23	(82)
Amortization of net unrecognized pension and postretirement items (3)	374	(83)	291
Total Other Comprehensive Income	$27,518	$(6,088)	$21,430
Three months ended March 31, 2018
Unrealized loss on securities	$(34,991)	$7,347	$(27,644)
Reclassification adjustment for securities gains included in net income (1)	(19)	3	(16)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	285	(61)	224
Amortization of net unrecognized pension and postretirement items (3)	430	(91)	339
Total Other Comprehensive Loss	$(34,295)	$7,198	$(27,097)

(1)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See Note 3, "Investment Securities," for additional details.

(2) Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included as a reduction to "Interest Income" on the consolidated statements of income.

(3)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See Note 13, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired		Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Balance at December 31, 2018	$(44,654)		$680	$(15,089)	$(59,063)
Other comprehensive income before reclassifications	20,298		(82)	—	20,216
Amounts reclassified from accumulated other comprehensive income (loss)	(51)		—	291	240
Amortization of net unrealized losses on AFS securities transferred to HTM	974	—	—	—	974
Balance at March 31, 2019	$(23,433)		$598	$(14,798)	$(37,633)
Balance at December 31, 2017	$(18,509)		$458	$(14,923)	$(32,974)
Other comprehensive loss before reclassifications	(27,644)		224	—	(27,420)
Amounts reclassified from accumulated other comprehensive income (loss)	(16)		—	339	323
Reclassification of stranded tax effects	(3,887)		—	(3,214)	(7,101)
Balance at March 31, 2018	$(50,056)		$682	$(17,798)	$(67,172)

NOTE 10 – Fair Value Measurements

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

The following tables present summaries of the Corporation’s assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$27,768	$—	$27,768
Available for sale investment securities:
U.S. Government sponsored agency securities	—	27,524	—	27,524
State and municipal securities	—	297,684	—	297,684
Corporate debt securities	—	118,088	3,200	121,288
Collateralized mortgage obligations	—	887,405	—	887,405
Residential mortgage-backed securities	—	440,858	—	440,858
Commercial mortgage-backed securities	—	282,237	—	282,237
Auction rate securities	—	—	102,810	102,810
Total available for sale investment securities	—	2,053,796	106,010	2,159,806
Other assets:
Investments held in Rabbi Trust	19,979	—	—	19,979
Derivative assets	428	81,698	—	82,126
Total assets	$20,407	$2,163,262	$106,010	$2,289,679
Other liabilities:
Investments held in Rabbi Trust	19,979	—	—	19,979
Derivative liabilities	356	50,085	—	50,441
Total liabilities	$20,335	$50,085	$—	$70,420

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$27,099	$—	$27,099
Available for sale investment securities:
U.S. Government sponsored agency securities	—	31,632	—	31,632
State and municipal securities	—	279,095	—	279,095
Corporate debt securities	—	106,258	3,275	109,533
Collateralized mortgage obligations	—	832,080	—	832,080
Residential mortgage-backed securities	—	463,344	—	463,344
Commercial mortgage-backed securities	—	261,616	—	261,616
Auction rate securities	—	—	102,994	102,994
Total available for sale investment securities	—	1,974,025	106,269	2,080,294
Other assets:
Investments held in Rabbi Trust	18,415	—	—	18,415
Derivative assets	392	62,552	—	62,944
Total assets	$18,807	$2,063,676	$106,269	$2,188,752
Other liabilities:
Investments held in Rabbi Trust	$18,415	$—	$—	$18,415
Derivative liabilities	381	48,185	—	48,566
Total liabilities	$18,796	$48,185	$—	$66,981

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of March 31, 2019 and December 31, 2018 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 7 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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
Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is performed for at least 95% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($97.2 million at March 31, 2019 and $86.1 million at December 31, 2018), single-issuer trust preferred securities issued by financial institutions ($19.3 million at March 31, 2019 and $18.6 million at December 31, 2018), pooled trust preferred securities issued by financial institutions ($770,000 at March 31, 2019 and $875,000 at December 31, 2018) and other corporate debt issued by non-financial institutions ($3.9 million at March 31, 2019 and December 31, 2018).

Level 2 investments include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $17.0 million and $16.3 million of single-issuer trust preferred securities held at March 31, 2019 and December 31, 2018, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($770,000 at March 31, 2019 and $875,000 at December 31, 2018) and certain single-issuer trust preferred securities ($2.4 million at March 31, 2019 and December 31, 2018). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Derivative assets – fair value of foreign currency exchange contracts classified as Level 1 assets ($415,000 at March 31, 2019 and $392,000 at December 31, 2018). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.8 million at March 31, 2019 and $1.2 million at December 31, 2018) and the fair value of interest rate swaps ($79.9 million at March 31, 2019 and $61.4 million at December 31, 2018). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

•
Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1 and are included in "other assets" on the consolidated balance sheets ($20.0 million at March 31, 2019 and $18.4 million at December 31, 2018).

•
Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($356,000 at March 31, 2019 and $381,000 at December 31, 2018). The fair values of these liabilities are determined in the same manner as the related assets.

Level 2 liabilities, and the fair value of interest rate swaps ($49.0 million at March 31, 2019 and $47.1 million at December 31, 2018). The fair value of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above. Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.1 million at March 31, 2019 and December 31, 2018) and the fair value of interest rate swaps ($49.0 million at March 31, 2019 and $47.1 million at December 31, 2018). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

•
Investments held in Rabbi Trust - fair value of amounts due to employees under deferred compensation plans classified as Level 1 liabilities ($20.0 million at March 31, 2019 and $18.4 million at December 31, 2018).

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
Three months ended March 31, 2019	(in thousands)
Balance at December 31, 2018	$875	$2,400	$102,994
Unrealized adjustment to fair value (1)	(105)	30	(184)
Balance at March 31, 2019	$770	$2,430	$102,810

Three months ended March 31, 2018
Balance at December 31, 2017	$707	$3,050	$98,668
Unrealized adjustment to fair value (1)	158	42	4,381
Discount accretion (2)	—	3	—
Balance at March 31, 2018	$865	$3,095	$103,049

(1)
Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "available for sale at estimated fair value" on the consolidated balance sheets.

(2)	Included as a component of "net interest income" on the consolidated statements of income.
Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s Level 3 financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	March 31, 2019	December 31, 2018
	(in thousands)
Net loans and leases	$149,899	$149,846
OREO	9,012	10,518
MSRs	38,504	38,573
Total assets	$197,415	$198,937
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans and leases – This category consists of loans and leases that were evaluated for impairment under FASB ASC Section 310-10-35 and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

•
OREO – This category includes OREO ($9.0 million at March 31, 2019 and $10.5 million at December 31, 2018) classified as Level 3 assets. Fair values for OREO were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs - This category includes MSRs ($38.5 million at March 31, 2019 and $38.6 million at December 31, 2018), classified as Level 3 assets. MSRs are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2019 valuation were 9.5% and 9.0%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

As required by FASB ASC Section 825-10-50, the following table details the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2019 and December 31, 2018. In addition, a general description of the methods and assumptions used to estimate such fair values is also provided.

	March 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$441,388	$441,388	$—	$—	$441,388
FRB and FHLB stock	85,533	—	85,533	—	85,533
Loans held for sale	27,768	—	27,768	—	27,768
Available for sale investment securities	2,159,806	—	2,053,796	106,010	2,159,806
Held to maturity investment securities	588,443	603,607	—	—	603,607
Net Loans and Leases	16,100,524	—	—	15,747,820	15,747,820
Accrued interest receivable	62,207	62,207	—	—	62,207
Other financial assets	258,146	128,931	81,698	47,517	258,146
FINANCIAL LIABILITIES
Demand and savings deposits	$13,369,831	$13,369,831	$—	$—	$13,369,831
Brokered deposits	251,395	211,395	40,000	—	251,395
Time deposits	2,756,752	—	2,752,582	—	2,752,582
Short-term borrowings	829,016	829,016	—	—	829,016
Accrued interest payable	11,219	11,219	—	—	11,219
Other financial liabilities	213,443	155,095	50,085	8,263	213,443
FHLB advances and long-term debt	1,065,312	—	1,051,696	—	1,051,696
	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$445,687	$445,687	$—	$—	$445,687
FRB and FHLB stock	79,283	—	79,283	—	79,283
Loans held for sale	27,099	—	27,099	—	27,099
Available for sale investment securities	2,080,294	—	1,974,025	106,269	2,080,294
Held to maturity investment securities	606,679	611,419	—	—	611,419
Net Loans and Leases	16,005,263	—	—	15,446,895	15,446,895
Accrued interest receivable	58,879	58,879	—	—	58,879
Other financial assets	235,782	124,138	62,552	49,092	235,782
FINANCIAL LIABILITIES
Demand and savings deposits	$13,478,016	$13,478,016	$—	$—	$13,478,016
Brokered deposits	176,239	176,239	—	—	176,239
Time deposits	2,721,904	—	2,712,296	—	2,712,296
Short-term borrowings	754,777	754,777	—	—	754,777
Accrued interest payable	10,529	10,529	—	—	10,529
Other financial liabilities	218,061	161,003	48,185	8,873	218,061
FHLB advances and long-term debt	992,279	—	970,985	—	970,985

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

The following instruments are predominantly short-term:

Assets	Liabilities
Cash and cash equivalents	Demand and savings deposits
Accrued interest receivable	Short-term borrowings
Accrued interest payable

FRB and Federal Home Loan Bank ("FHLB") stock represent restricted investments and are carried at cost on the consolidated balance sheets.

As of March 31, 2019, fair values for loans and leases and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans and leases would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans and leases also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

The fair values of FHLB advances and long-term debt were estimated by discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with similar remaining maturities as of the balance sheet date. These borrowings would be categorized in Level 2 liabilities under FASB ASC Topic 820.

NOTE 11 – Net Income Per Share

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31
	2019	2018
Weighted average shares outstanding (basic)	169,884	175,303
Impact of common stock equivalents	1,025	1,265
Weighted average shares outstanding (diluted)	170,909	176,568
Per share:
Basic	0.33	0.28
Diluted	0.33	0.28

NOTE 12 – Stock-Based Compensation

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

As of March 31, 2019, the Employee Equity Plan had 10.6 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 312,000 shares reserved for future grants through 2021.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2019	2018
	(in thousands)
Compensation expense	$1,560	$1,510
Tax benefit	(331)	(461)
Stock-based compensation expense, net of tax benefit	$1,229	$1,049

NOTE 13 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended March 31
	2019	2018
	(in thousands)
Interest cost	$815	$831
Expected return on plan assets	(689)	(451)
Net amortization and deferral	495	664
Net periodic pension cost	$621	$1,044

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended March 31
	2019	2018
	(in thousands)
Interest cost	$15	$17
Net accretion and deferral	(139)	(141)
Net periodic benefit	$(124)	$(124)

The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the change in that funded status through other comprehensive income.

NOTE 14 – Commitments and Contingencies

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$6,533,257	$6,306,583
Standby letters of credit	306,946	309,352
Commercial letters of credit	47,041	48,682

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of losses associated with unused commitments to extend credit and letters of credit. See "Note 4 - Loans and Leases Allowance for Credit Losses," for additional details.

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

The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of March 31, 2019 and December 31, 2018, the total reserve for losses on residential mortgage loans sold was $2.4 million and $2.1 million, respectively, including reserves for both representation and warranty and credit loss exposures.

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

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending legal proceedings, or regulatory or governmental inquiries or investigations, will not have a material adverse effect on the financial condition of the Corporation. However, legal proceedings, inquiries and investigations are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Corporation’s results of operations in any future period, depending, in part, upon the size of the loss or liability imposed and the operating results for the that period, and could have a material adverse effect on the Corporation’s business. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Corporation to incur additional expenses, which could be significant, and possibly material, to the Corporation’s results of operations in any future period.

BSA/AML Consent Order

As of March 31, 2019, the Corporation and its bank subsidiary, Lafayette Ambassador Bank, were subject to a Cease and Desist Order Issued Upon Consent ("Consent Order") issued on September 4, 2014 by the Board of Governors of the Federal Reserve System relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program (the "BSA/AML Compliance Program"), which was designed to comply with the requirements of the Bank Secrecy Act, the USA Patriot Act of 2001 and related anti-money laundering regulations (collectively, the "BSA/AML Requirements"). The Consent Order requires, among other things, that the Corporation and Lafayette Ambassador Bank undertake a number of required actions to strengthen and enhance the BSA/AML Compliance Program, and conduct a retrospective review of past account activity and transactions to determine whether suspicious activity was properly identified and reported in accordance with the BSA/AML Requirements. The Corporation and Lafayette Ambassador Bank have implemented numerous enhancements to the BSA/AML Compliance Program, completed the retrospective review required under the Consent Order, and continue to strengthen and refine the BSA/AML Compliance Program to achieve a sustainable program in accordance with the BSA/AML Requirements. In addition to requiring strengthening and enhancement of the BSA/AML Compliance Program, while the Consent Order remains in effect, the Corporation and Lafayette Ambassador Bank are subject to certain restrictions on expansion activities. Further, any failure to comply with the requirements of the Consent Order could result in further enforcement actions, the imposition of material restrictions on the activities of the Corporation or Lafayette Ambassador Bank, or the assessment of fines or penalties.

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

•
the potential for negative consequences from regulatory violations, investigations and examinations, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions and the need to undertake remedial actions;

•
the additional time, expense and investment required to comply with, and the restrictions on potential growth and investment activities resulting from, the existing enforcement order applicable to the Corporation and Lafayette Ambassador Bank requiring improvement in compliance functions and other remedial actions, or any future enforcement orders;

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

•	the Corporation’s ability to achieve its growth plans;

•	completed and potential acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the effects of changes in accounting policies, standards, and interpretations on the Corporation's financial condition and results of operations;

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

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Report, including in Note 14 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended March 31
	2019	2018
Net income (in thousands)	$56,663	$49,480
Diluted net income per share	$0.33	$0.28
Return on average assets	1.11%	1.01%
Return on average equity	10.15%	9.02%
Return on average tangible equity (1)	13.28%	11.85%
Net interest margin (2)	3.49%	3.35%
Efficiency ratio (1)	63.9%	67.5%
Non-performing assets to total assets	0.70%	0.73%
Annualized net charge-offs to average loans	0.10%	0.10%

(1)
Ratio represents a financial measure derived by methods other than U.S. Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most comparable GAAP measure under the heading, "Supplemental Reporting of Non-U.S.GAAP Based Financial Measures" at the end of this "Overview" section.

(2)	Presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

The following is a summary of financial results for the three months ended March 31, 2019:

•
Net Income and Net Income Per Share Growth - Net income was $56.7 million for the three months ended March 31, 2019, a $7.2 million, or 14.5%, increase compared to the same period in 2018. Diluted net income per share for the three months ended March 31, 2019 increased $0.05, or 17.9%, to $0.33, compared to $0.28 for the same period in 2018. The percent increase in diluted net income per share exceeded the percent increase in net income as a result of a decrease in weighted average diluted shares outstanding due to share repurchases in the fourth quarter of 2018.

•
Net Interest Income Growth - Net interest income increased $12.0 million, or 7.9%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase was the result of a 14 basis point increase in net interest margin, largely driven by the impact of increases in the federal funds target rate ("Fed Funds Rate") during 2018, as well as 3.8% growth in average interest-earning assets, primarily loans.

◦	Net Interest Margin - The net interest margin increase was driven by a 42 basis point increase in yields on interest-earning assets, partially offset by a 31 basis point increase in the cost of funds.

◦
Loan Growth - Average loans were $533.3 million, or 3.4%, higher for the three months ended March 31, 2019 compared to the same period in 2018. The most notable increases were in the residential mortgage, commercial, and consumer loan portfolios. The loan growth occurred throughout all of the Corporation's geographic markets.

◦
Deposit Growth - Average deposits grew $855.3 million, or 5.5%, for the three months ended March 31, 2019 compared to the same period in 2018. The increases resulted from growth in total interest-bearing demand, savings and money market accounts, brokered deposits and time deposits, partially offset by a slight decrease in noninterest-bearing demand deposits.

•
Asset Quality - Asset quality remained relatively stable as of and for the three months ended March 31, 2019 as compared to the same periods in 2018. The provision for credit losses for the three months ended March 31, 2019 was $5.1 million compared to $4.0 million for the same period in 2018. Non-performing assets decreased to 0.70% of total assets, compared to 0.73% as of March 31, 2018, and annualized net charge-offs to average loans outstanding remained at 0.10% for the three months ended March 31, 2019, compared to the same period in 2018.

•
Non-interest Income - Non-interest income, excluding investment securities gains, increased $830,000, or 1.8%, for the three months ended March 31, 2019 as compared to the same period in 2018. Increases in wealth management fees, mortgage banking income and commercial banking income were partially offset by decreases in consumer banking and other income.

•
Non-interest Expense - For the three months ended March 31, 2019, non-interest expense increased $1.2 million, or 0.9%, in comparison to the same period in 2018. Increases in salaries and employee benefits, other outside services and other expenses were partially offset by decreases in other categories.

•
Income Taxes - Income tax expense was $10.5 million for the three months ended March 31, 2019, resulting in an effective tax rate ("ETR"), or income taxes as a percentage of income before income taxes, of 15.6%, as compared to 12.5%, for the same period in 2018. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

Supplemental Reporting of Non-GAAP Based Financial Measures

This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, which has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Corporation and companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures at other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure:

	Three months ended March 31
	2019	2018
	(dollars in thousands)
Return on average tangible equity
Net income	$56,663	$49,480
Plus: Intangible amortization, net of tax	85	—
Numerator	$56,748	$49,480

Average common shareholders' equity	$2,265,097	$2,224,615
Less: Average goodwill and intangible assets	(531,767)	(531,556)
Denominator	$1,733,330	$1,693,059

Return on average tangible equity, annualized	13.28%	11.85%

Efficiency ratio
Non-interest expense	$137,824	$136,661
Less: Intangible amortization	(107)	—
Less: Amortization of tax credit investments	(1,491)	(1,637)
Numerator	$136,226	$135,024

Net interest income (fully taxable equivalent) (1)	$166,565	$154,232
Plus: Total non-interest income	46,751	45,875
Less: Investment securities gains, net	(65)	(19)
Denominator	$213,251	$200,088

Efficiency ratio	63.9%	67.5%

(1)	Presented on a fully taxable equivalent ("FTE") basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Net Interest Income

FTE net interest income increased $12.3 million, to $166.6 million, in the first three months ended March 31, 2019, from $154.2 million in the same period in 2018. The increase was due to a 14 basis point increase in the net interest margin, to 3.49%, and a $710.8 million, or 3.8%, increase in average interest-earning assets. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended March 31
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans and leases, net of unearned income (1)	$16,194,375	$186,122	4.65%	$15,661,032	$162,262	4.19%
Taxable investment securities (2)	2,285,724	15,435	2.70	2,198,838	13,193	2.40
Tax-exempt investment securities (2)	444,132	4,150	3.71	412,830	3,753	3.64
Equity securities (2)	—	—	—	509	5	3.93
Total investment securities	2,729,856	19,585	2.87	2,612,177	16,951	2.60
Loans held for sale	16,434	240	5.85	20,015	216	4.31
Other interest-earning assets	366,175	2,002	2.20	302,783	1,172	1.55
Total interest-earning assets	19,306,840	207,949	4.35	18,596,007	180,601	3.93
Noninterest-earning assets:
Cash and due from banks	110,693			105,733
Premises and equipment	237,124			230,247
Other assets	1,197,034			1,113,326
Less: Allowance for loan and lease losses	(161,326)			(169,220)
Total Assets	$20,690,365			$19,876,093
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,153,984	$7,519	0.73%	$3,958,894	$4,004	0.41%
Savings and money market deposits	4,912,856	9,962	0.82	4,494,445	4,367	0.39
Brokered deposits	220,115	1,382	2.55	74,026	276	1.51
Time deposits	2,765,803	10,826	1.59	2,646,779	7,803	1.20
Total interest-bearing deposits	12,052,758	29,689	1.00	11,174,144	16,450	0.60
Short-term borrowings	820,054	3,582	1.76	896,839	2,041	0.91
FHLB advances and other long-term debt	1,002,463	8,114	3.26	987,315	7,878	3.21
Total interest-bearing liabilities	13,875,275	41,385	1.21	13,058,298	26,369	0.82
Noninterest-bearing liabilities:
Demand deposits	4,222,875			4,246,168
Other	327,118			347,012
Total Liabilities	18,425,268			17,651,478
Shareholders’ equity	2,265,097			2,224,615
Total Liabilities and Shareholders’ Equity	$20,690,365			$19,876,093
Net interest income/net interest margin (FTE)		166,564	3.49%		154,232	3.35%
Tax equivalent adjustment		(3,249)			(2,914)
Net interest income		$163,315			$151,318

(1)	Average balance includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
Note: The weighted average interest rate on total average interest-bearing liabilities and average non-interest bearing demand deposits ("cost of funds") was 0.93% and 0.62% for the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31, 2019 in comparison to the same period in 2018:

	2019 vs. 2018 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases, net of unearned income	$5,672	$18,188	$23,860
Taxable investment securities	538	1,704	2,242
Tax-exempt investment securities	313	84	397
Equity securities	(3)	(2)	(5)
Loans held for sale	(44)	68	24
Other interest-earning assets	278	552	830
Total interest income	$6,754	$20,594	$27,348
Interest expense on:
Demand deposits	$209	$3,306	$3,515
Savings and money market deposits	442	5,153	5,595
Brokered deposits	821	285	1,106
Time deposits	363	2,660	3,023
Short-term borrowings	(194)	1,735	1,541
FHLB advances and other long-term debt	121	115	236
Total interest expense	$1,762	$13,254	$15,016
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of Fed Funds Rate increases during 2018. The increases in the Fed Funds Rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the London Interbank Offered Rate ("LIBOR").

As summarized above, the 42 basis point increase in the yield on average interest-earning assets resulted in a $20.6 million increase in FTE interest income. The yield on the loan and lease portfolio increased 46 basis points, or 11.0%, from the first three months of 2018, as all variable and certain adjustable rate loans repriced to higher rates and yields on new loan originations exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the benefit of increases in index rates on adjustable rate loans may not be fully realized until future periods. Additionally, the increase in average interest-earning assets, primarily loans, since the first three months of 2018, resulted in a $6.8 million increase in FTE interest income.

Interest expense increased $15.0 million primarily due to the 39 basis point increase in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings and money market deposits increased 32 and 43 basis points, respectively, which contributed $3.3 million and $5.2 million to the increase in interest expense, respectively. In addition, the 39 basis point and 85 basis point increases in the rates on time deposits and short-term borrowings, respectively, contributed $2.7 million and $1.7 million increases to interest expense, respectively.

Average loans and leases and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2019		2018		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,378,145	4.69%	$6,305,821	4.16%	$72,324	1.1%
Commercial – industrial, financial and agricultural	4,462,609	4.66	4,288,634	4.15	173,975	4.1
Real estate – residential mortgage	2,276,611	4.06	1,958,505	3.85	318,106	16.2
Real estate – home equity	1,433,574	5.33	1,538,974	4.65	(105,400)	(6.8)
Real estate – construction	930,246	4.83	984,242	4.22	(53,996)	(5.5)
Consumer	424,480	4.49	315,927	4.67	108,553	34.4
Equipment lease financing	276,949	4.40	260,780	4.53	16,169	6.2
Other	11,761	—	8,149	—	3,612	44.3
Total	$16,194,375	4.65%	$15,661,032	4.19%	$533,343	3.4%

Average loans and leases increased $533.3 million, or 3.4%, compared to the first three months of 2018. The increase was driven largely by growth in the residential mortgage and commercial loan portfolios, as well as the consumer, commercial mortgage and leasing portfolios. The $318.1 million, or 16.2%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in the Virginia and New Jersey markets. The $174.0 million, or 4.1%, increase in commercial loans was realized primarily in the Delaware, Maryland, Pennsylvania and New Jersey markets. Consumer loans increased $108.6 million, or 34.4%, across all geographic markets.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2019		2018
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,222,875	—%	$4,246,168	—%	$(23,293)	(0.5)%
Interest-bearing demand	4,153,984	0.73	3,958,894	0.41	195,090	4.9
Savings and money market accounts	4,912,856	0.82	4,494,445	0.39	418,411	9.3
Total demand and savings	13,289,715	0.53	12,699,507	0.27	590,208	4.6
Brokered deposits	220,115	2.55	74,026	1.51	146,089	N/M
Time deposits	2,765,803	1.59	2,646,779	1.20	119,024	4.5
Total deposits	$16,275,633	0.74%	$15,420,312	0.43%	$855,321	5.5%
N/M - Not meaningful

The average total demand and savings accounts increased $590.2 million, or 4.6%, which reflected the net impact of a $23.3 million, or 0.5%, decline in noninterest-bearing demand deposits and increases of $195.1 million, or 4.9%, and $418.4 million, or 9.3%, in interest-bearing demand deposits and savings and money market deposits, respectively. The increase in total demand and savings deposits was primarily due to a $299.2 million, or 4.8%, increase in consumer account balances, a $190.3 million, or 8.9%, increase in municipal account balances and a $100.2 million, or 2.4%, increase in business account balances.

Average brokered deposits increased $146.1 million, which was the result of the introduction of new brokered deposit programs in 2018. Average time deposits increased $119.0 million, or 4.5%, primarily driven by promotional rate offerings.

The average cost of total deposits increased 31 basis points, to 0.74%, for the first three months of 2019, compared to 0.43% for the first three months of 2018, mainly as a result of the Fed Funds Rate increases during 2018.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2019		2018		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer repurchase agreements	$56,707	0.79%	$175,292	0.17%	$(118,585)	(67.6)%
Customer short-term promissory notes	312,092	0.71	308,725	0.54	3,367	1.1
Total short-term customer funding	368,799	0.72	484,017	0.41	(115,218)	(23.8)
Federal funds purchased	157,122	2.43	379,822	1.50	(222,700)	(58.6)
Short-term FHLB advances and other borrowings (1)	294,133	2.71	33,000	1.62	261,133	N/M
Total short-term borrowings	820,054	1.76	896,839	0.91	(76,785)	(8.6)
Long-term debt:
FHLB advances	615,343	2.48	600,984	2.41	14,359	2.4
Other long-term debt	387,120	4.49	386,331	4.45	789	0.2
Total long-term debt	1,002,463	3.26	987,315	3.21	15,148	1.5
Total borrowings	$1,822,517	2.59%	$1,884,154	2.12%	$(61,637)	(3.3)%
(1) Consists of FHLB borrowings with original term of less than one year.
N/M - Not meaningful

Average total short-term borrowings decreased $76.8 million, or 8.6%, primarily as a result of a $222.7 million, or 58.6%, decrease in federal funds purchased and a $115.2 million, or 23.8%, decrease in short-term customer funding, partially offset by a $261.1 million increase in short-term FHLB advances and other borrowings during the first three months of 2019.

Average total long-term debt increased $15.1 million, or 1.5%, during the first three months of 2019, compared to the same period of 2018, primarily as a result of an increase in average FHLB advances.

Provision for Credit Losses

The provision for credit losses was $5.1 million for the first three months of 2019, an increase of $1.1 million from the same period of 2018, driven by loan growth as well as changes in the risk ratings of certain relationships, which resulted in additional allocations for credit losses.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Wealth management fees	$13,239	$12,871	$368	2.9%
Commercial banking income:
Merchant and card income	5,558	5,308	250	4.7
Cash management fees	4,361	4,317	44	1.0
Commercial loan interest rate swap fees	2,028	1,291	737	57.1
Other income	2,816	3,040	(224)	(7.4)
Total commercial banking income	14,763	13,956	807	5.8
Consumer banking income:
Card income	4,686	4,441	245	5.5
Overdraft fees	4,104	4,241	(137)	(3.2)
Other income	2,587	2,726	(139)	(5.1)
Total consumer banking income	11,377	11,408	(31)	(0.3)
Mortgage banking income:
Gains on sales of mortgage loans	3,122	2,647	475	17.9
Mortgage servicing income	1,650	1,546	104	6.7
Total mortgage banking income	4,772	4,193	579	13.8
Other income	2,535	3,428	(893)	(26.1)
Total, excluding investment securities gains, net	46,686	45,856	830	1.8
Investment securities gains, net	65	19	46	N/M
Total	$46,751	$45,875	$876	1.9%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $830,000, or 1.8%, in the first three months of 2019 as compared to the same period in 2018. Wealth management fees increased $368,000, or 2.9%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Total commercial banking income increased $807,000, or 5.8%, compared to the same period in 2018, with increases in merchant and card income and commercial loan interest rate swap fees, resulting from higher new commercial loan originations, being partially offset by decreases in Small Business Administration ("SBA") lending income, letter of credit fees and overdraft fees, all of which are included in other income in the table above.

Total consumer banking income was relatively flat compared to the same period in 2018, with decreases in overdraft fees and other service charges being largely offset by higher card income, from both debit and credit cards.

Mortgage banking income increased $579,000, or 13.8%, with increases in both gains on the sales of mortgage loans and mortgage servicing income. The increase in gains on sales of mortgage loans was primarily driven by an increase the volume of loans sold, while servicing income grew as a result of lower MSR amortization as prepayments slowed.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Salaries and employee benefits	$77,757	$75,768	$1,989	2.6%
Net occupancy expense	12,909	13,632	(723)	(5.3)
Data processing and software	10,353	10,473	(120)	(1.1)
Other outside services	8,352	8,124	228	2.8
Professional fees	3,960	4,816	(856)	(17.8)
Equipment expense	3,342	3,534	(192)	(5.4)
FDIC insurance expense	2,609	2,953	(344)	(11.6)
Marketing	2,160	2,250	(90)	(4.0)
State taxes	2,002	2,302	(300)	(13.0)
Amortization of tax credit investments	1,491	1,637	(146)	(8.9)
Intangible amortization	107	—	107	100.0
Other	12,782	11,172	1,610	14.4
Total	$137,824	$136,661	$1,163	0.9%

The $2.0 million, or 2.6%, increase in salaries and employee benefits reflects the net impact of a $1.5 million increase in employee salaries, due mainly to annual merit increases and overtime pay, partially offset by decreases in other incentive compensation expense. Benefits increased $500,000 primarily due to higher health insurance expense, driven by an increase in claims.

Net occupancy expense decreased $723,000, or 5.3%, due mainly to lower snow removal and utilities costs in the first three months of 2019 as compared to the same period in 2018.

Other outside services increased $228,000, or 2.8%, largely due to costs associated with merging subsidiary bank charters and consulting services related to various banking and technology initiatives.

Professional fees decreased $856,000, or 17.8%, primarily due to decreases in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.

FDIC insurance expense decreased $344,000, or 11.6%, as the deposit insurance surcharge assessed on institutions with consolidated assets of $10 billion or more ended in the fourth quarter of 2018.

Intangible amortization increased $107,000, as a result of amortization related to the acquisition of the assets of a wealth management business with approximately $250 million in assets under management or administration, which was completed in January 2019.

Other expenses increased $1.6 million, or 14.4%, due to $1.0 million of expenses related to the closure of eight branches in 2019 and a $975,000 increase in operating risk loss, partially offset by decreases in other real estate expenses and postage.

Income Taxes

Income tax expense for the first three months of 2019 was $10.5 million, a $3.4 million, or 48.0%, increase from $7.1 million for the same period in 2018. The Corporation’s ETR was 15.6% for the three months ended March 31, 2019, as compared to 12.5% in the same period of 2018. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs. The increase in income tax expense primarily resulted from higher income before income taxes as well as changes in the New Jersey tax law in mid-2018.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	March 31, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Assets
Total cash and cash equivalents	$441,388	$445,687	$(4,299)	(1.0)%
Federal Reserve Bank and FHLB stock	85,533	79,283	6,250	7.9
Loans held for sale	27,768	27,099	669	2.5
Investment securities	2,748,249	2,686,973	61,276	2.3
Loans and leases, net of allowance	16,100,524	16,005,263	95,261	0.6
Premises and equipment	239,004	234,529	4,475	1.9
Goodwill and intangible assets	535,356	531,556	3,800	0.7
Other assets	796,827	671,762	125,065	18.6
Total Assets	$20,974,649	$20,682,152	$292,497	1.4%
Liabilities and Shareholders’ Equity
Deposits	$16,377,978	$16,376,159	$1,819	—%
Short-term borrowings	829,016	754,777	74,239	9.8
FHLB advances and other long-term debt	1,065,312	992,279	73,033	7.4
Other liabilities	401,324	311,364	89,960	28.9
Total Liabilities	18,673,630	18,434,579	239,051	1.3
Total Shareholders’ Equity	2,301,019	2,247,573	53,446	2.4
Total Liabilities and Shareholders’ Equity	$20,974,649	$20,682,152	$292,497	1.4%

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Available for Sale
U.S. Government sponsored agency securities	$27,524	$31,632	$(4,108)	(13.0)%
State and municipal securities	297,684	279,095	18,589	6.7
Corporate debt securities	121,288	109,533	11,755	10.7
Collateralized mortgage obligations	887,405	832,080	55,325	6.6
Residential mortgage-backed securities	440,858	463,344	(22,486)	(4.9)
Commercial mortgage-backed securities	282,237	261,616	20,621	7.9
Auction rate securities	102,810	102,994	(184)	(0.2)
Total available for sale securities	$2,159,806	$2,080,294	$79,512	3.8%

Held to Maturity
State and municipal securities	$155,998	$156,134	$(136)	(0.1)%
Residential mortgage-backed securities	432,445	450,545	(18,100)	(4.0)
Total held to maturity securities	$588,443	606,679	$(18,236)	(3.0)%

Total Investment Securities	2,748,249	2,686,973	61,276	2.3%
Total available for sale investment securities increased $79.5 million, or 3.8%. Cash flows from maturities and repayments of residential mortgage-backed securities and U.S. Government sponsored agency securities were reinvested in other investment categories to diversify the portfolio into securities with lower expected duration extension risk. Total held to maturity securities decreased $18.2 million, or 3.0%, as a result of principal repayments and premium amortization. There were no purchases of held to maturity securities during the three months ended March 31, 2019.

Loans and Leases

The following table presents ending balances of loans and leases outstanding, net of unearned income:

	March 31, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,428,688	$6,434,285	$(5,597)	(0.1)%
Commercial – industrial, financial and agricultural	4,429,538	4,404,548	24,990	0.6
Real estate – residential mortgage	2,313,908	2,251,044	62,864	2.8
Real estate – home equity	1,413,500	1,452,137	(38,637)	(2.7)
Real estate – construction	953,087	916,599	36,488	4.0
Consumer	433,545	419,186	14,359	3.4
Equipment lease financing and other	315,934	311,866	4,068	1.3
Overdrafts	1,739	2,774	(1,035)	(37.3)
Loans and leases	16,289,939	16,192,439	97,500	0.6
Unearned income	(27,306)	(26,639)	(667)	2.5
Loans and leases, net of unearned income	$16,262,633	$16,165,800	$96,833	0.6%

Loans and leases, net of unearned income, increased $96.8 million, or 0.6%, in comparison to December 31, 2018. Residential mortgage loans increased $62.9 million, or 2.8%, compared to December 31, 2018, with the growth primarily occurring in Maryland ($24.0 million, or 5.6%) and Virginia ($23.8 million, or 4.0%). The home equity portfolio decreased by $38.6 million, or 2.7%, compared to December 31, 2018.

Construction loans increased $36.5 million, or 4.0%, in comparison to December 31, 2018. Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which represent loans to individuals secured by residential real estate.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Approximately $7.4 billion, or 45.3%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2019. The Corporation's internal policy limits its maximum total lending commitment to an individual borrowing relationship to $55 million as of March 31, 2019. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

Commercial loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. As of March 31, 2019, shared national credits increased $10.8 million, or 16.0%, to $78.3 million, compared to $67.5 million as of December 31, 2018. The Corporation's shared national credits are to borrowers located in its geographic markets, and are granted subject to the Corporation's standard underwriting policies. None of the shared national credits were past due as of March 31, 2019 or December 31, 2018.

Provision and Allowance for Credit Losses

The following table presents the components of the allowance for credit losses:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Allowance for loan and lease losses	$162,109	$160,537
Reserve for unfunded lending commitments	8,263	8,873
Allowance for credit losses	$170,372	$169,410

Allowance for loan and lease losses to loans and leases outstanding	1.00%	0.99%
Allowance for credit losses to loans and leases outstanding	1.05%	1.05%

The following table presents the activity in the allowance for credit losses:

	Three months ended March 31
	2019	2018
	(dollars in thousands)
Average balance of loans and leases, net of unearned income	$16,194,375	$15,661,032

Balance of allowance for credit losses at beginning of period	$169,410	$176,084
Loans and leases charged off:
Commercial – industrial, financial and agricultural	2,787	4,005
Real estate – commercial mortgage	1,145	267
Consumer	683	892
Real estate – residential mortgage	655	162
Real estate – home equity	219	408
Real estate – construction	95	158
Equipment lease financing and other	785	505
Total loans and leases charged off	6,369	6,397
Recoveries of loans and leases previously charged off:
Commercial – industrial, financial and agricultural	1,243	1,075
Real estate – commercial mortgage	136	279
Consumer	210	179
Real estate – residential mortgage	132	107
Real estate – home equity	197	206
Real estate – construction	84	306
Equipment lease financing and other	229	210
Total recoveries	2,231	2,362
Net loans and leases charged off	4,138	4,035
Provision for credit losses	5,100	3,970
Balance of allowance for credit losses at end of period	$170,372	$176,019

Net charge-offs to average loans and leases (annualized)	0.10%	0.10%
The provision for credit losses for the three months ended March 31, 2019 was $5.1 million, an increase of $1.1 million in comparison to the same period in of 2018. Net charge-offs and annualized net charge-offs as a percentage of average loans and leases for the first quarter of 2019 compared to the same period of 2018, were consistent.

The following table presents the changes in non-accrual loans and leases for the three months ended March 31, 2019:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended March 31, 2019
Balance of non-accrual loans and leases at December 31, 2018	$50,149	$30,389	$7,390	$14,668	$6,707	$—	$19,269	$128,572
Additions	5,529	2,782	35	2,521	1,160	683	304	13,014
Payments	(2,216)	(1,844)	(555)	(514)	(415)	—	(756)	(6,300)
Charge-offs	(2,787)	(1,145)	(95)	(655)	(219)	(683)	(304)	(5,888)
Transfers to accrual status	(573)	(163)	—	(57)	(175)	—	—	(968)
Transfers to OREO	—	(680)	(124)	(470)	(15)	—	—	(1,289)
Balance of non-accrual loans and leases at March 31, 2019	$50,102	$29,339	$6,651	$15,493	$7,043	$—	$18,513	$127,141

Non-accrual loans decreased $1.4 million, or 1.1%, in comparison to December 31, 2018, as a result of payments, charge-offs and transfers to accrual status and other real estate owned ("OREO") exceeding additions to non-accrual loans.

The following table summarizes non-performing loans and leases, by type, as of the indicated dates:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial – industrial, financial and agricultural	$50,148	$51,269
Real estate – commercial mortgage	29,817	32,153
Real estate – residential mortgage	22,299	19,101
Real estate – home equity	10,495	9,769
Real estate – construction	7,039	7,390
Consumer	275	409
Equipment lease financing	18,608	19,587
Total non-performing loans and leases	$138,681	$139,678

Non-performing loans and leases decreased $997,000, or 0.7%, in comparison to December 31, 2018. Non-performing loans and leases as a percentage of total loans and leases were 0.85% at March 31, 2019 in comparison to 0.86% at December 31, 2018.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Non-accrual loans and leases	$127,141	$128,572
Loans and leases 90 days or more past due and still accruing	11,540	11,106
Total non-performing loans and leases	138,681	139,678
OREO	9,012	10,518
Total non-performing assets	$147,693	$150,196
Non-accrual loan and leases to total loan and leases	0.78%	0.80%
Non-performing assets to total assets	0.70%	0.73%
Allowance for loan and lease losses to non-performing loans and leases	116.9%	114.9%
Allowance for credit losses to non-performing loans and leases	122.9%	121.3%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	March 31, 2019	December 31, 2018
	(in thousands)
Real-estate - residential mortgage	$24,142	$24,102
Real estate - home equity	16,786	16,665
Real-estate - commercial mortgage	15,301	15,685
Commercial	5,759	5,143
Consumer	11	10
Total accruing TDRs	61,999	61,605
Non-accrual TDRs (1)	29,523	28,659
Total TDRs	$91,522	$90,264
(1) Included with non-accrual loans in the preceding table.

During the first three months of 2019, $3.7 million of TDRs that were modified in the previous 12 months had a payment default, which is defined as a single missed scheduled payment subsequent to modification.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	March 31, 2019	December 31, 2018
	(in thousands)
Residential properties	$2,390	$3,665
Commercial properties	4,397	4,127
Undeveloped land	2,225	2,726
Total OREO	$9,012	$10,518

The ability to identify potential problem loans in a timely manner is important to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and leases is based on payment history, through the monitoring of delinquency levels and trends. For a description of the Corporation's risk ratings, see Note 4, "Loans and Leases and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements.

Total internally risk-rated loans were $11.7 billion as of both March 31, 2019 and December 31, 2018. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans by banking regulators) or Substandard or lower (considered "classified" loans by banking regulators), by class segment.

	Special Mention		Increase (Decrease)		Substandard or lower		Increase (Decrease)		Total Criticized Loans
	March 31, 2019	December 31, 2018	$	%	March 31, 2019	December 31, 2018	$	%	March 31, 2019	December 31, 2018
	(dollars in thousands)
Real estate - commercial mortgage	$158,447	$170,827	$(12,380)	(7.2)%	$146,414	$133,995	$12,419	9.3%	$304,861	$304,822
Commercial - secured	191,025	193,470	(2,445)	(1.3)	147,483	129,026	18,457	14.3	338,508	322,496
Commercial - unsecured	4,290	4,016	274	6.8	2,991	3,963	(972)	(24.5)	7,281	7,979
Total Commercial - industrial, financial and agricultural	195,315	197,486	(2,171)	(1.1)	150,474	132,989	17,485	13.1	345,789	330,475
Construction - commercial residential	6,310	6,912	(602)	(8.7)	6,401	6,881	(480)	(7.0)	12,711	13,793
Construction - commercial	851	1,163	(312)	(26.8)	3,244	2,533	711	28.1	4,095	3,696
Total real estate - construction (excluding construction - other)	7,161	8,075	(914)	(11.3)	9,645	9,414	231	2.5	16,806	17,489
Total	$360,923	$376,388	$(15,465)	(4.1)%	$306,533	$276,398	$30,135	10.9%	$667,456	$652,786

% of total risk-rated loans	3.1%	3.2%			2.6%	2.4%			5.7%	5.6%

The following table summarizes loan and lease delinquency rates as a percentage of outstanding balances, as of the dates indicated:

	March 31, 2019			December 31, 2018
	30-89 Days	≥ 90 Days (1)	Total	30-89 Days	≥ 90 Days (1)	Total
Real estate – commercial mortgage	0.25%	0.45%	0.70%	0.21%	0.48%	0.69%
Commercial – industrial, financial and agricultural	0.15%	0.83%	0.98%	0.18%	0.84%	1.02%
Real estate – construction	0.03%	0.74%	0.77%	0.27%	0.81%	1.08%
Real estate – residential mortgage	0.90%	0.96%	1.86%	1.29%	0.85%	2.14%
Real estate – home equity	0.83%	0.74%	1.57%	0.99%	0.71%	1.70%
Consumer	0.80%	0.06%	0.86%	0.89%	0.10%	0.99%
Equipment lease financing and other	0.55%	0.03%	0.58%	0.45%	0.29%	0.74%
Total overall delinquency rate	0.37%	0.65%	1.02%	0.42%	0.66%	1.08%
Total dollars (in thousands)	$60,882	$138,681	$199,563	$68,693	$139,678	$208,371

(1)	Includes non-accrual loans and leases.

Goodwill and Intangible Assets

Goodwill and intangible assets increased $3.8 million, or 0.7%, as a result of the acquisition of the assets of a wealth management business with approximately $250 million in assets under management or administration, which was completed in January 2019.

Other Assets

Other assets increased $125.1 million, or 18.6%, primarily as a result of the implementation of Accounting Standards Codification ("ASC") Update 2016-02, which required the Corporation to recognize a $103.8 million ROU asset with an offsetting liability. See Note 1, "Basis of Presentation," and Note 6, "Leases," in the Notes to Consolidated Financial Statements.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

	March 31, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,255,043	$4,310,105	$(55,062)	(1.3)%
Interest-bearing demand	4,207,442	4,240,974	(33,532)	(0.8)
Savings and money market accounts	4,907,346	4,926,937	(19,591)	(0.4)
Total demand and savings	13,369,831	13,478,016	(108,185)	(0.8)
Brokered deposits	251,395	176,239	75,156	42.6
Time deposits	2,756,752	2,721,904	34,848	1.3
Total deposits	$16,377,978	$16,376,159	$1,819	—%

Total demand and savings accounts decreased $108.2 million, or 0.8%, due to a $100.3 million, or 2.3%, decrease in business accounts and a $67.0 million, or 3.5%, primarily attributable to a seasonal decrease in municipal accounts, partially offset by a $33.3 million, or 0.5% increase in consumer accounts.

The following table presents ending borrowings, by type, as of the dates indicated:

	March 31, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding	$354,016	$369,777	$(15,761)	(4.3)%
Short-term FHLB advances and other borrowings (1)	475,000	385,000	90,000	23.4
Total short-term borrowings	829,016	754,777	74,239	9.8
FHLB advances and other long-term debt:
FHLB advances	674,959	601,978	72,981	12.1
Other long-term debt	390,353	390,301	52	—
Total FHLB advances and other long-term debt	1,065,312	992,279	73,033	7.4
Total borrowings	$1,894,328	$1,747,056	$147,272	8.4%

(1) Consists of FHLB borrowings with an original maturity term of less than one year.

Total short borrowings increased $74.2 million, or 9.8%, due to a $90.0 million, or 23.4%, increase in short-term FHLB advances and other borrowings, partially offset by a $15.8 million, or 4.3% decrease in short-term customer funding. Total long-term FHLB advances increased $73.0 million, or 12.1%. The increase in total borrowings provided additional funding to support loan growth.

Other Liabilities

Other liabilities increased $90.0 million, or 28.9%, as a result of the implementation of ASC Update 2016-02, which required the Corporation to recognize an offsetting liability to a ROU asset as discussed above under "Other Assets." Also see Note 1, "Basis of Presentation," and Note 6, "Leases," in the Notes to Consolidated Financial Statements. The increase of $110.7 million due to the lease liability was partially offset by normal fluctuations in various other liability accounts.

Shareholders' Equity

Total shareholders’ equity increased $53.4 million during the first three months of 2019. The increase was due primarily to $56.7 million of net income, a $21.4 million increase in accumulated other comprehensive income, $1.7 million of stock issued and $1.6 million of stock-based compensation awards, partially offset by $22.0 million of common stock cash dividends and $5.9 million of common stock repurchases.

In November 2018, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. As of December 31, 2018 the Corporation had repurchased approximately 4.1 million shares under this program for a total cost of $63.7 million, or $15.49 per share. During the first quarter of 2019, the Corporation repurchased 376,228 additional shares under this program for a total cost of approximately $5.9 million, or $15.60 per share. Up to an additional 5.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2019.

Total commissions and fees paid on stock repurchases in during the first quarter of 2019 were $95,000. Under the repurchase program, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

In March 2019, the Corporation's board of directors approved an additional share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.5% of its outstanding shares, through December 31, 2019.

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

As of March 31, 2019, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of March 31, 2019, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There are no conditions or events since March 31, 2019 that management believes have changed the institutions’ capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2019	December 31, 2018	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	12.6%	12.8%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.1%	10.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.1%	10.2%	4.5%	7.0%
Tier I Capital (to Average Assets)	8.9%	9.0%	4.0%	4.0%

The increases in regulatory capital ratios from December 31, 2018 to March 31, 2019 largely reflected increases in regulatory capital, generated by net income less shareholder dividends, outpacing the growth in risk-weighted and total assets.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of March 31, 2019 (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+300 bp	+ $66.3 million	9.8%
+200 bp	+ $45.8 million	6.8%
+100 bp	+ $23.5 million	3.5%
–100 bp	– $37.1 million	– 5.5%
–200 bp	– $84.0 million	– 12.4%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of March 31, 2019, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2019, the Corporation had $1.2 billion of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $2.6 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2019, the Corporation had aggregate availability under federal funds lines of $1.5 billion with no outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2019, the Corporation had $542 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2019 generated $38.3 million of cash, mainly due to net income. Cash used in investing activities was $166.8 million, mainly due to net increases in investments and loans. Net cash provided by financing activities was $124.2 million due mainly to increases in time deposits, short-term borrowings and long-term debt, partially offset by decreases in demand and savings deposits.

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

State and Municipal Securities

As of March 31, 2019, the Corporation owned state and municipal securities issued by various states or municipalities with a total fair value of $459.4 million, which includes both available for sale and held to maturity securities. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2019, approximately 98% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 64% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of March 31, 2019, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $102.8 million.

As of March 31, 2019, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2019, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At March 31, 2019, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of pooled trust preferred securities, single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of March 31, 2019, these securities had an amortized cost of $122.0 million and an estimated fair value of $121.3 million.

See "Note 3 - Investment Securities," in the Notes to Consolidated Financial Statements for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities, and see "Note 10 - Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 14 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2019 to January 31, 2019	376,228	$15.60	376,228	$5,452,608
February 1, 2019 to February 28, 2019	—	—	—	5,452,608
March 1, 2019 to March 31, 2019	—	—	—	105,452,608

On November 20, 2018, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. As of December 31, 2018, the Corporation had repurchased approximately 4.1 million shares under this program for a total cost of $63.7 million, or $15.49 per share. During the first quarter of 2019, the Corporation repurchased 376,228 additional shares under this program for a total cost of approximately $5.9 million, or $15.60 per share. Up to an additional $5.5 million of the Corporation's common stock may be repurchased under this program through December 31, 2019. Under the repurchase program, repurchased shares were added to treasury stock, at cost.

On March 19, 2019, the Corporation announced that its board of directors had approved an additional share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.5% of its outstanding shares, through December 31, 2019.

As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made under the above-described share repurchase programs from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

Item 6. Exhibits

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K dated June 24, 2011. (File No. 0-10587)

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on an Amended Form 8-K dated September 23, 2014.

10.1	First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan – filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.Def	Definition Linkbase Document

101.Pre	Presentation Linkbase Document

101.Lab	Labels Linkbase Document

101.Cal	Calculation Linkbase Document

101.Sch	Schema Document

101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 8, 2019	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	May 8, 2019	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer