Form 10-Q
period 2019-06-30
FULTON FINANCIAL CORP
filed 2019-08-07
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-10587
FULTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania				23-2195389
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

One Penn Square	P.O. Box 4887	Lancaster,	Pennsylvania	17604
(Address of principal executive offices)				(Zip Code)
(717) 291-2411
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $2.50	FULT	Nasdaq
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Common Stock, $2.50 Par Value –166,270,000 shares outstanding as of July 31, 2019.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$107,091	$103,436
Interest-bearing deposits with other banks	391,720	342,251
Cash and cash equivalents	498,811	445,687
Federal Reserve Bank and Federal Home Loan Bank stock	97,248	79,283
Loans held for sale	45,754	27,099
Investment securities:
Available for sale, at estimated fair value	2,285,794	2,080,294
Held to maturity, at amortized cost	567,564	606,679
Loans and leases, net of unearned income	16,368,458	16,165,800
Less: Allowance for loan and lease losses	(170,233)	(160,537)
Net Loans and leases	16,198,225	16,005,263
Premises and equipment	243,300	234,529
Accrued interest receivable	62,984	58,879
Goodwill and intangible assets	535,249	531,556
Other assets	773,741	612,883
Total Assets	$21,308,670	$20,682,152
LIABILITIES
Deposits:
Noninterest-bearing	$4,226,404	$4,310,105
Interest-bearing	12,162,491	12,066,054
Total Deposits	16,388,895	16,376,159
Short-Term Borrowings	1,188,390	754,777
Accrued interest payable	9,218	10,529
Other liabilities	425,953	300,835
Federal Home Loan Bank advances and long-term debt	987,416	992,279
Total Liabilities	18,999,872	18,434,579
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 222.3 million shares issued in 2019 and 221.8 million issued in 2018	555,690	554,377
Additional paid-in capital	1,493,628	1,489,703
Retained earnings	1,018,736	946,032
Accumulated other comprehensive loss	(12,157)	(59,063)
Treasury stock, at cost, 55.4 million shares in 2019 and 51.6 million shares in 2018	(747,099)	(683,476)
Total Shareholders’ Equity	2,308,798	2,247,573
Total Liabilities and Shareholders’ Equity	$21,308,670	$20,682,152

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
INTEREST INCOME
Loans and leases, including fees	$188,310	$167,825	$372,054	$327,961
Investment securities:
Taxable	15,935	13,885	31,370	27,083
Tax-exempt	3,271	2,933	6,550	5,898
Loans held for sale	350	284	590	500
Other interest income	2,168	1,243	4,170	2,415
Total Interest Income	210,034	186,170	414,734	363,857
INTEREST EXPENSE
Deposits	32,548	19,284	62,237	35,734
Short-term borrowings	4,462	3,036	8,044	5,077
Federal Home Loan Bank advances and long-term debt	8,480	7,783	16,594	15,661
Total Interest Expense	45,490	30,103	86,875	56,472
Net Interest Income	164,544	156,067	327,859	307,385
Provision for credit losses	5,025	33,117	10,125	37,087
Net Interest Income After Provision for Credit Losses	159,519	122,950	317,734	270,298
NON-INTEREST INCOME
Wealth management income	14,153	12,803	27,392	25,674
Commercial banking income	18,442	16,431	33,205	30,388
Consumer banking income	12,367	11,931	23,744	23,340
Mortgage banking income	6,593	5,163	11,365	9,356
Other income	2,584	2,762	5,119	6,188
Non-Interest Income Before Investment Securities Gains	54,139	49,090	100,825	94,946
Investment securities gains, net	176	4	241	23
Total Non-Interest Income	54,315	49,094	101,066	94,969
NON-INTEREST EXPENSE
Salaries and employee benefits	78,991	74,919	156,748	150,687
Net occupancy expense	14,469	12,760	27,378	26,392
Data processing and software	11,268	10,453	21,621	20,926
Other outside services	11,259	7,568	19,611	15,692
Equipment expense	3,299	3,434	6,641	6,968
Professional fees	2,970	2,372	6,930	7,188
Marketing	2,863	2,335	5,023	4,585
FDIC insurance expense	2,755	2,663	5,364	5,616
State Taxes	2,480	2,454	4,482	4,756
Amortization of tax credit investments	1,492	1,637	2,983	3,274
Intangible amortization	107	—	214	—
Other	12,215	12,750	24,997	23,922
Total Non-Interest Expense	144,168	133,345	281,992	270,006
Income Before Income Taxes	69,666	38,699	136,808	95,261
Income taxes	9,887	3,502	20,366	10,584
Net Income	$59,779	$35,197	$116,442	$84,677
PER SHARE:
Net Income (Basic)	$0.36	$0.20	$0.69	$0.48
Net Income (Diluted)	0.35	0.20	0.68	0.48
Cash Dividends	0.13	0.12	0.26	0.24
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Net Income	$59,779	$35,197	$116,442	$84,677
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	24,917	(6,631)	45,215	(34,275)
Reclassification adjustment for securities gains included in net income	(137)	(3)	(188)	(19)
Amortization of net unrealized losses on available for sale securities transferred to held to maturity	1,021	—	1,995	—
Non-credit related unrealized (loss) gain on other-than-temporarily impaired debt securities	(600)	8	(682)	232
Amortization of net unrecognized pension and postretirement income	275	540	566	879
Other Comprehensive Income (Loss)	25,476	(6,086)	46,906	(33,183)
Total Comprehensive Income	$85,255	$29,111	$163,348	$51,494

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2019
Balance at March 31, 2019	169,923	$554,485	$1,491,870	$980,708	$(37,633)	$(688,411)	$2,301,019
Net income				59,779			59,779
Other comprehensive income					25,476		25,476
Stock issued	429	1,205	(30)			(1,179)	(4)
Stock-based compensation awards			1,788				1,788
Acquisition of treasury stock	(3,449)					(57,509)	(57,509)
Common stock cash dividends - $0.13 per share				(21,751)			(21,751)
Balance at June 30, 2019	166,903	$555,690	$1,493,628	$1,018,736	$(12,157)	$(747,099)	$2,308,798

Three months ended June 30, 2018
Balance at March 31, 2018	175,404	$552,682	$1,481,545	$857,153	$(67,172)	$(588,715)	$2,235,493
Net income				35,197			35,197
Other comprehensive loss					(6,086)		(6,086)
Stock issued	427	1,236	6			(1,577)	(335)
Stock-based compensation awards	16	40	2,634				2,674
Common stock cash dividends - $0.12 per share				(21,158)			(21,158)
Balance at June 30, 2018	175,847	$553,958	$1,484,185	$871,192	$(73,258)	$(590,292)	$2,245,785

Six months ended June 30, 2019
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income				116,442			116,442
Other comprehensive income					46,906		46,906
Stock issued	544	1,313	577			(237)	1,653
Stock-based compensation awards			3,348				3,348
Acquisition of treasury stock	(3,825)					(63,386)	(63,386)
Common stock cash dividends - $0.26 per share				(43,738)			(43,738)
Balance at June 30, 2019	166,903	$555,690	$1,493,628	$1,018,736	$(12,157)	$(747,099)	$2,308,798

Six months ended June 30, 2018
Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				84,677			84,677
Other comprehensive loss					(33,183)		(33,183)
Stock issued	661	1,686	1,652			(883)	2,455
Stock-based compensation awards	16	40	4,144				4,184
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.24 per share				(42,205)			(42,205)
Balance at June 30, 2018	175,847	$553,958	$1,484,185	$871,192	$(73,258)	$(590,292)	$2,245,785

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six months ended June 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$116,442	$84,677
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,125	37,087
Depreciation and amortization of premises and equipment	13,924	14,580
Amortization of tax credit investments	16,311	16,729
Net amortization of investment securities premiums	4,359	4,856
Investment securities gains, net	(241)	(23)
Gain on sales of mortgage loans held for sale	(8,302)	(6,499)
Proceeds from sales of mortgage loans held for sale	375,306	379,399
Originations of mortgage loans held for sale	(385,659)	(377,268)
Amortization of intangible assets	214	—
Amortization of issuance costs and discounts on long-term debt	421	399
Stock-based compensation	3,348	4,184
Increase in accrued interest receivable	(4,105)	(2,298)
Increase in other assets	(217,816)	(10,687)
Increase in accrued interest payable	(1,311)	(1,024)
Increase (decrease) in other liabilities	155,832	(9,278)
Total adjustments	(37,594)	50,157
Net cash provided by operating activities	78,848	134,834
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	283,952	48,731
Proceeds from principal repayments and maturities of securities held to maturity	40,058	—
Proceeds from principal repayments and maturities of securities available for sale	113,154	170,141
Purchase of securities available for sale	(538,629)	(306,713)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(17,965)	(5,954)
Net increase in loans and leases	(205,404)	(65,361)
Net purchases of premises and equipment	(22,695)	(21,973)
Net cash paid for acquisition	(3,907)	—
Net change in tax credit investments	(11,092)	(38,544)
Net cash used in by investing activities	(362,528)	(219,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand and savings deposits	(228,999)	(265,298)
Net increase in time deposits	241,735	67,565
Increase in short-term borrowings	433,613	366,309
Additions to long-term debt	105,000	50,000
Repayments of long-term debt	(110,132)	(100,081)
Net proceeds from issuance of common stock	1,653	2,455
Dividends paid	(42,680)	(40,378)
Acquisition of treasury stock	(63,386)	—
Net cash provided by financing activities	336,804	80,572
Net Increase (Decrease) in Cash and Cash Equivalents	53,124	(4,267)
Cash and Cash Equivalents at Beginning of Period	445,687	402,096
Cash and Cash Equivalents at End of Period	$498,811	$397,829
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$88,186	$57,496
Income taxes	4,932	5,794
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission ("SEC").

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

ASC Update 2019-04 and 2019-05 were issued to provide certain clarifications and transition relief to adopting this standards update.
First Quarter of 2020
The Corporation intends to adopt these standards updates effective with its March 31, 2020 quarterly report on Form 10-Q. The Corporation believes that total credit loss reserves will increase at the adoption date and that the magnitude of the increase will depend on the composition, characteristics and quality of its loan portfolio and off balance sheet credit exposures as well as the prevailing economic conditions and forecasts as of the adoption date. The Corporation is in the early stages of conducting parallel runs of its new processes and controls and is beginning its model validation process. The Corporation will continue to make refinements to its credit loss model throughout the remainder of 2019.

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

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Corporation’s subsidiary banks are required to maintain reserves against their deposit liabilities. These reserves are in the form of cash and balances with the Federal Reserve Bank ("FRB"), included in "interest-bearing deposits with other banks." The amounts of such reserves as of June 30, 2019 and December 31, 2018 were $186.6 million and $156.8 million, respectively.

In addition, collateral is posted by the Corporation with counterparties to secure derivative contracts and other contracts, which are included in "interest-bearing deposits with other banks." The amounts of such collateral as of June 30, 2019 and December 31, 2018 were $173.1 million and $45.1 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019	(in thousands)
Available for Sale
State and municipal securities	$307,911	$8,508	$(85)	$316,334
Corporate debt securities	194,858	4,885	(2,321)	197,422
Collateralized mortgage obligations	889,053	12,190	(2,126)	899,117
Residential mortgage-backed securities	331,566	1,623	(3,914)	329,275
Commercial mortgage-backed securities	433,027	7,406	(152)	440,281
Auction rate securities	107,410	—	(4,045)	103,365
Total	$2,263,825	$34,612	$(12,643)	$2,285,794

Held to Maturity
State and municipal securities	$155,861	$8,700	$—	$164,561
Residential mortgage-backed securities	411,703	13,464	—	425,167
Total	$567,564	$22,164	$—	$589,728

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	$31,586	$185	$(139)	$31,632
State and municipal securities	282,383	2,178	(5,466)	279,095
Corporate debt securities	111,454	1,432	(3,353)	109,533
Collateralized mortgage obligations	841,294	2,758	(11,972)	832,080
Residential mortgage-backed securities	476,973	1,583	(15,212)	463,344
Commercial mortgage-backed securities	264,165	524	(3,073)	261,616
Auction rate securities	107,410	—	(4,416)	102,994
Total	$2,115,265	$8,660	$(43,631)	$2,080,294

Held to Maturity
State and municipal securities	$156,134	$1,166	$(93)	$157,207
Residential mortgage-backed securities	450,545	3,667	—	454,212
Total	$606,679	$4,833	$(93)	$611,419

Securities carried at $857.1 million at June 30, 2019 and $973.4 million at December 31, 2018, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of June 30, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$5,828	$5,828	$—	$—
Due from one year to five years	38,664	39,900	—	—
Due from five years to ten years	175,654	178,922	2,154	2,277
Due after ten years	390,033	392,471	153,707	162,284
	610,179	617,121	155,861	164,561
Residential mortgage-backed securities(1)	331,566	329,275	411,703	425,167
Commercial mortgage-backed securities(1)	433,027	440,281	—	—
Collateralized mortgage obligations(1)	889,053	899,117	—	—
Total	$2,263,825	$2,285,794	$567,564	$589,728

(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of investment securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended June 30, 2019	(in thousands)
Debt securities	$3,012	$(2,836)	$176
Total	$3,012	$(2,836)	$176
Three months ended June 30, 2018
Debt securities	$1,530	$(1,526)	$4
Total	$1,530	$(1,526)	$4

Six months ended June 30, 2019
Debt securities	$3,269	$(3,028)	$241
Total	$3,269	$(3,028)	$241
Six months ended June 30, 2018
Equity securities	$9	$—	$9
Debt securities	1,540	(1,526)	14
Total	$1,549	$(1,526)	$23

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at June 30, 2019 and 2018:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(11,510)	$(11,510)	$(11,510)	$(11,510)
Reductions for securities sold during the period	10,520	—	10,520	—
Balance of cumulative credit losses on debt securities, end of period	$(990)	$(11,510)	$(990)	$(11,510)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018:

	Less than 12 months			12 months or longer			Total
June 30, 2019	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale		(in thousands)
State and municipal securities	3	$15,714	$(44)	4	$17,403	$(41)	$33,117	$(85)
Corporate debt securities	3	7,054	(8)	14	25,988	(2,313)	33,042	(2,321)
Collateralized mortgage obligations	—	—	—	39	110,517	(2,126)	110,517	(2,126)
Residential mortgage-backed securities	—	—	—	61	285,675	(3,914)	285,675	(3,914)
Commercial mortgage-backed securities	1	11,926	(143)	2	17,475	(9)	29,401	(152)
Auction rate securities	—	—	—	177	103,365	(4,045)	103,365	(4,045)
Total	7	$34,694	$(195)	297	$560,423	$(12,448)	$595,117	$(12,643)

No Held to Maturity investments were in an unrealized loss position at June 30, 2019.

	Less than 12 months			12 months or longer			Total
December 31, 2018	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
U.S. Government sponsored agency securities	1	$4,961	$(31)	1	$5,770	$(108)	$10,731	$(139)
State and municipal securities	33	72,950	(1,292)	38	83,770	(4,174)	156,720	(5,466)
Corporate debt securities	8	24,419	(227)	14	25,642	(3,126)	50,061	(3,353)
Collateralized mortgage obligations	39	136,563	(1,050)	89	388,173	(10,922)	524,736	(11,972)
Residential mortgage-backed securities	17	18,220	(222)	110	402,779	(14,990)	420,999	(15,212)
Commercial mortgage-backed securities	1	9,778	(35)	25	197,326	(3,038)	207,104	(3,073)
Auction rate securities	—	—	—	177	102,994	(4,416)	102,994	(4,416)
Total	99	$266,891	$(2,857)	454	$1,206,454	$(40,774)	$1,473,345	$(43,631)
Held to Maturity
State and municipal securities	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)
Total	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of June 30, 2019.

As of June 30, 2019, all of the auction rate securities (auction rate certificates, or "ARCs") were rated above investment grade. Based on management’s evaluations, none of the ARCs were subject to any other-than-temporary impairment charges for the three and six months ended June 30, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges for the three and six months ended June 30, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – Loans and Leases and Allowance for Credit Losses

Loans and Leases, Net of Unearned Income

Loans and leases, net of unearned income are summarized as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Real-estate - commercial mortgage	$6,497,973	$6,434,285
Commercial - industrial, financial and agricultural	4,365,248	4,404,548
Real estate - residential mortgage	2,451,966	2,251,044
Real estate - home equity	1,386,974	1,452,137
Real estate - construction	922,547	916,599
Consumer	452,874	419,186
Equipment lease financing and other	314,901	311,866
Overdrafts	3,187	2,774
Loans and leases, gross of unearned income	16,395,670	16,192,439
Unearned income	(27,212)	(26,639)
Loans and leases, net of unearned income	$16,368,458	$16,165,800

The Corporation segments its loan and lease portfolio by general loan type, or "portfolio segments," as presented in the table under the heading, "Loans and Leases, Net of Unearned Income," above. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. Commercial loans include both secured and unsecured loans. Construction loans include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loans include direct consumer installment loans and indirect vehicle loans.

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

The following table presents the components of the allowance for credit losses:

	June 30, 2019	December 31, 2018
	(in thousands)
Allowance for loan and lease losses	$170,233	$160,537
Reserve for unfunded lending commitments	6,708	8,873
Allowance for credit losses	$176,941	$169,410

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$170,372	$176,019	$169,410	$176,084
Loans and leases charged off	(3,711)	(42,160)	(10,080)	(48,557)
Recoveries of loans and leases previously charged off	5,255	2,271	7,486	4,633
Net loans and leases recovered (charged off)	1,544	(39,889)	(2,594)	(43,924)
Provision for credit losses	5,025	33,117	10,125	37,087
Balance at end of period	$176,941	$169,247	$176,941	$169,247

The following table presents the activity in the allowance for loan and lease losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended June 30, 2019
Balance at March 31, 2019	$51,946	$60,501	$19,215	$19,146	$4,941	$3,319	$3,041	$162,109
Loans and leases charged off	(230)	(1,895)	(206)	(134)	(3)	(795)	(448)	(3,711)
Recoveries of loans and leases previously charged off	169	2,680	223	211	1,245	579	148	5,255
Net loans and leases (charged off) recovered	(61)	785	17	77	1,242	(216)	(300)	1,544
Provision for loan and lease losses (1)	2,974	5,055	(251)	(331)	(1,255)	260	128	6,580
Balance at June 30, 2019	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233
Three months ended June 30, 2018
Balance at March 31, 2018	$58,717	$61,830	$17,528	$15,261	$5,924	$1,903	$2,054	$163,217
Loans and leases charged off	(366)	(38,632)	(816)	(483)	(606)	(712)	(545)	(42,160)
Recoveries of loans and leases previously charged off	321	541	271	96	444	446	152	2,271
Net loans and leases charged off	(45)	(38,091)	(545)	(387)	(162)	(266)	(393)	(39,889)
Provision for loan and lease losses (1)	(2,089)	35,306	(736)	(370)	226	62	323	32,722
Balance at June 30, 2018	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$156,050
Six months ended June 30, 2019
Balance at December 31, 2018	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$160,537
Loans and leases charged off	(1,375)	(4,682)	(425)	(789)	(98)	(1,478)	(1,233)	(10,080)
Recoveries of loans and leases previously charged off	305	3,923	420	343	1,329	789	377	7,486
Net loans and leases (charged off) recovered	(1,070)	(759)	(5)	(446)	1,231	(689)	(856)	(2,594)
Provision for loan losses (1)	3,040	8,232	75	417	(1,364)	835	1,055	12,290
Balance at June 30, 2019	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233
Six months ended June 30, 2018
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$169,910
Loans and leases charged off	(633)	(42,637)	(1,224)	(645)	(764)	(1,604)	(1,050)	(48,557)
Recoveries of loans and leases previously charged off	600	1,616	477	203	750	625	362	4,633
Net loans and leases charged off	(33)	(41,021)	(747)	(442)	(14)	(979)	(688)	(43,924)
Provision for loan losses (1)	(2,177)	33,786	(1,133)	(1,142)	(618)	633	715	30,064
Balance at June 30, 2018	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$156,050

(1)
The provision for loan and lease losses excluded a $1.6 million and a $2.2 million decrease in the reserve for unfunded lending commitments for the three and six months ended June 30, 2019, respectively, and a $395,000 and a $7.0 million increase in the reserve for unfunded lending commitments for the three and six months ended June 30, 2018, respectively.

The following table presents loans and leases, net of unearned income and their related allowance for loan and lease losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Allowance for loan and lease losses at June 30, 2019:
Collectively evaluated for impairment	$45,367	$53,985	$8,463	$9,913	$4,399	$3,356	$2,869	$128,352
Individually evaluated for impairment	9,492	12,356	10,518	8,979	529	7	—	41,881
	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233

Loans and leases, net of unearned income at June 30, 2019:
Collectively evaluated for impairment	$6,438,080	$4,313,666	$1,363,392	$2,414,627	$918,380	$452,865	$273,118	$16,174,128
Individually evaluated for impairment	59,893	51,582	23,582	37,339	4,167	9	17,758	194,330
	$6,497,973	$4,365,248	$1,386,974	$2,451,966	$922,547	$452,874	$290,876	$16,368,458

Allowance for loan and lease losses at June 30, 2018:
Collectively evaluated for impairment	$48,489	$49,354	$5,093	$5,171	$5,338	$1,691	$1,984	$117,120
Individually evaluated for impairment	8,094	9,691	11,154	9,333	650	8	—	38,930
	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$156,050

Loans and leases, net of unearned income at June 30, 2018:
Collectively evaluated for impairment	$6,252,747	$4,209,786	$1,466,393	$2,055,206	$981,584	$360,304	$286,947	$15,612,967
Individually evaluated for impairment	51,728	54,816	25,002	39,324	9,121	11	—	180,002
	$6,304,475	$4,264,602	$1,491,395	$2,094,530	$990,705	$360,315	$286,947	$15,792,969

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

All loans and leases individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2019 and December 31, 2018, substantially all of the Corporation’s individually evaluated impaired loans and leases with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of June 30, 2019 and December 31, 2018, approximately 84% and 89%, respectively, of impaired loans and leases with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

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

The following table presents total impaired loans and leases by class segment:

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$32,406	$30,574	$—	$25,095	$23,481	$—
Commercial	29,696	23,588	—	33,493	26,585	—
Real estate - residential mortgage	4,565	4,400	—	3,149	3,149	—
Construction	6,454	2,604	—	8,980	5,083	—
Equipment lease financing	17,758	17,758	—	19,269	19,268	—
	90,879	78,924	—	89,986	77,566	—
With a related allowance recorded:
Real estate - commercial mortgage	40,435	29,319	9,492	29,005	22,592	7,255
Commercial	38,010	27,994	12,356	37,706	28,708	12,513
Real estate - residential mortgage	37,202	32,939	8,979	39,972	35,621	9,394
Real estate - home equity	26,712	23,582	10,518	26,599	23,373	10,370
Construction	5,112	1,563	529	5,984	2,307	793
Consumer	9	9	7	11	11	7
	147,480	115,406	41,881	139,277	112,612	40,332
Total	$238,359	$194,330	$41,881	$229,263	$190,178	$40,332

As of June 30, 2019 and December 31, 2018, there were $78.9 million and $77.6 million, respectively, of impaired loans and leases that did not have a related allowance for loan and lease losses. The estimated fair values of the collateral securing these loans and leases exceeded their carrying amount, or the loans and leases were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.
The following table presents average impaired loans and leases by class segment:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$27,738	$100	$27,127	$97	$26,319	$197	$25,713	$180
Commercial	25,238	32	33,644	69	25,686	62	35,612	142
Real estate - residential mortgage	3,764	23	3,870	24	3,559	43	4,105	51
Construction	3,814	—	7,528	—	4,237	—	7,718	—
Equipment lease financing, other and overdrafts	18,136	—	—	—	18,513	—		—
	78,690	155	72,169	190	78,314	302	73,148	373
With a related allowance recorded:
Real estate - commercial mortgage	24,528	87	25,419	91	23,883	172	25,578	175
Commercial	28,485	36	26,120	54	28,558	69	25,471	97
Real estate - home equity	23,706	222	24,907	195	23,595	445	24,835	379
Real estate - residential mortgage	34,695	215	36,261	223	35,004	440	36,551	444
Construction	1,595	—	2,400	—	1,832	—	2,966	—
Consumer	10	—	18	—	10	—	20	—
	113,019	560	115,125	563	112,882	1,126	115,421	1,095
Total	$191,709	$715	$187,294	$753	$191,196	$1,428	$188,569	$1,468

(1)	All impaired loans, excluding accruing TDRs, were non-accrual loans. Interest income recognized for the three and six months ended June 30, 2019 and 2018 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following is a summary of the Corporation's internal risk rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

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

The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(dollars in thousands)
Real estate - commercial mortgage	$6,173,883	$6,129,463	$162,425	$170,827	$161,665	$133,995	$6,497,973	$6,434,285
Commercial - secured	3,835,171	3,902,484	182,569	193,470	171,856	129,026	4,189,596	4,224,980
Commercial - unsecured	168,311	171,589	4,972	4,016	2,369	3,963	175,652	179,568
Total commercial - industrial, financial and agricultural	4,003,482	4,074,073	187,541	197,486	174,225	132,989	4,365,248	4,404,548
Construction - commercial residential	109,168	104,079	3,082	6,912	3,959	6,881	116,209	117,872
Construction - commercial	725,556	723,030	731	1,163	3,197	2,533	729,484	726,726
Total construction (excluding Construction - other)	834,724	827,109	3,813	8,075	7,156	9,414	845,693	844,598
	$11,012,089	$11,030,645	$353,779	$376,388	$343,046	$276,398	$11,708,914	$11,683,431
% of Total	94.1%	94.4%	3.0%	3.2%	2.9%	2.4%	100.0%	100.0%

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

The following table presents a summary of performing, delinquent and non-performing loans and leases for the indicated class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(dollars in thousands)
Real estate - home equity	$1,363,344	$1,431,666	$11,634	$10,702	$11,996	$9,769	$1,386,974	$1,452,137
Real estate - residential mortgage	2,398,432	2,202,955	31,876	28,988	21,658	19,101	2,451,966	2,251,044
Construction - other	76,116	71,511	549	—	189	490	76,854	72,001
Consumer - direct	58,295	55,629	295	338	123	66	58,713	56,033
Consumer - indirect	390,394	359,405	3,508	3,405	259	343	394,161	363,153
Total consumer	448,689	415,034	3,803	3,743	382	409	452,874	419,186
Equipment lease financing, other and overdrafts	271,130	267,112	1,808	1,302	17,938	19,587	290,876	288,001
	$4,557,711	$4,388,278	$49,670	$44,735	$52,163	$49,356	$4,659,544	$4,482,369
% of Total	97.8%	97.9%	1.1%	1.0%	1.1%	1.1%	100.0%	100.0%

(1)	Includes all accruing loans and leases 30 days to 89 days past due.

(2)	Includes all accruing loans and leases 90 days or more past due and all non-accrual loans and leases.

The following table presents non-performing assets:

	June 30, 2019	December 31, 2018
	(in thousands)
Non-accrual loans and leases	$133,118	$128,572
Loans and leases 90 days or more past due and still accruing	14,598	11,106
Total non-performing loans and leases	147,716	139,678
Other real estate owned (OREO)	7,241	10,518
Total non-performing assets	$154,957	$150,196

The following tables present past due status and non-accrual loans and leases by portfolio segment and class segment:

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$16,620	$2,059	$637	$43,213	$43,850	$62,529	$6,435,444	$6,497,973
Commercial - secured	8,480	1,923	1,422	45,114	46,536	56,939	4,132,657	4,189,596
Commercial - unsecured	592	136	—	723	723	1,451	174,201	175,652
Total commercial - industrial, financial and agricultural	9,072	2,059	1,422	45,837	47,259	58,390	4,306,858	4,365,248
Real estate - home equity	9,370	2,264	4,803	7,193	11,996	23,630	1,363,344	1,386,974
Real estate - residential mortgage	26,135	5,741	6,708	14,950	21,658	53,534	2,398,432	2,451,966
Construction - commercial residential	—	—	—	3,959	3,959	3,959	112,250	116,209
Construction - commercial	895	—	466	19	485	1,380	728,104	729,484
Construction - other	549	—	—	189	189	738	76,116	76,854
Total real estate - construction	1,444	—	466	4,167	4,633	6,077	916,470	922,547
Consumer - direct	205	90	123	—	123	418	58,295	58,713
Consumer - indirect	2,901	607	259	—	259	3,767	390,394	394,161
Total consumer	3,106	697	382	—	382	4,185	448,689	452,874
Equipment lease financing, other and overdrafts	1,365	443	180	17,758	17,938	19,746	271,130	290,876
Total	$67,112	$13,263	$14,598	$133,118	$147,716	$228,091	$16,140,367	$16,368,458

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total ≥ 90 Days	Total Past Due	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,206	$1,500	$1,765	$30,388	$32,153	$45,859	$6,388,426	$6,434,285
Commercial - secured	5,227	938	1,068	49,299	50,367	56,532	4,168,448	4,224,980
Commercial - unsecured	1,598	—	51	851	902	2,500	177,068	179,568
Total commercial - industrial, financial and agricultural	6,825	938	1,119	50,150	51,269	59,032	4,345,516	4,404,548
Real estate - home equity	7,144	3,558	3,061	6,708	9,769	20,471	1,431,666	1,452,137
Real estate - residential mortgage	20,796	8,192	4,433	14,668	19,101	48,089	2,202,955	2,251,044
Construction - commercial residential	2,489	—	—	6,881	6,881	9,370	108,502	117,872
Construction - commercial	—	—	—	19	19	19	726,707	726,726
Construction - other	—	—	—	490	490	490	71,511	72,001
Total real estate - construction	2,489	—	—	7,390	7,390	9,879	906,720	916,599
Consumer - direct	267	71	66	—	66	404	55,629	56,033
Consumer - indirect	2,908	497	343	—	343	3,748	359,405	363,153
Total consumer	3,175	568	409	—	409	4,152	415,034	419,186
Equipment lease financing, other and overdrafts	1,005	297	319	19,268	19,587	20,889	267,112	288,001
Total	$53,640	$15,053	$11,106	$128,572	$139,678	$208,371	$15,957,429	$16,165,800

The following table presents TDRs, by class segment:

	June 30, 2019	December 31, 2018
	(in thousands)
Real-estate - residential mortgage	$22,389	$24,102
Real estate - home equity	16,389	16,665
Real-estate - commercial mortgage	16,680	15,685
Commercial	5,744	5,143
Consumer	9	10
Total accruing TDRs	61,211	61,605
Non-accrual TDRs (1)	29,958	28,659
Total TDRs	$91,169	$90,264

(1)	Included in non-accrual loans and leases in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment for loans that were modified during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30				Six months ended June 30
	2019		2018		2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial	6	$2,371	2	$53	10	$4,831	11	$9,412
Real estate - residential mortgage	1	516	1	77	5	1,433	2	82
Real estate - home equity	22	1,125	28	1,659	34	1,954	47	3,043
Total	29	$4,012	31	$1,789	49	$8,218	60	$12,537

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction, or some combination of these concessions. During the three and six months ended June 30, 2019, restructured loan modifications of residential mortgages, home equity loans and commercial mortgage loans primarily included maturity date extensions, rate modifications and payment schedule modifications.

The following table presents TDRs, by class segment, as of June 30, 2019 and 2018 that were modified in the previous 12 months and had a post-modification payment default during the six months ended June 30, 2019 and 2018. The Corporation defines a payment default as a single missed payment.

	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	2	$299	8	$863
Real estate - commercial mortgage	—	—	1	176
Real estate - home equity	16	890	29	1,955
Commercial	4	2,302	5	146
Total	22	$3,491	43	$3,140

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,504	$37,748	$38,573	$37,663
Originations of mortgage servicing rights	1,861	1,746	3,086	3,229
Amortization	(1,539)	(1,600)	(2,833)	(2,998)
Balance at end of period	$38,826	$37,894	$38,826	$37,894

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $44.9 million and $50.2 million at June 30, 2019 and December 31, 2018, respectively. Based on its fair value analysis, the Corporation determined no valuation allowance was necessary as of June 30, 2019 or 2018.

NOTE 6 – Leases

Effective January 1, 2019, the Corporation adopted ASC Update 2016-02, "Leases (Topic 842)," using the modified retrospective method of applying the new standard at the adoption date. In addition, the Corporation elected the package of practical expedients permitted under the transition guidance within the new standard as the lessee. This permitted the carry forward of the conclusions on lease identification, lease classification and initial direct costs. The Corporation also elected not to separate lease and non-lease components. Financial results for reporting periods beginning on or after January 1, 2019 are presented under the new guidance (Topic 842), while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance (Topic 840).

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

The following table presents the components of the Corporation’s lease costs for operating leases as the lessee, which is included in net occupancy expense on the consolidated statements of income (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease expense	$4,796	$9,486
Variable lease expense	761	1,370
Sublease income	(168)	(371)
Total lease expense	$5,389	$10,485

Supplemental balance sheet information related to leases was as follows (in thousands, except for weighted-averages):

Operating Leases	Classification	June 30, 2019
ROU assets	Other assets	$104,046
Lease liabilities	Other liabilities	$110,987
Weighted-average remaining lease term		8.4 years
Weighted-average discount rate		3.06%

The discount rate used in determining the lease liability for each individual lease was the Federal Home Loan Bank ("FHLB") fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

Supplemental cash flow information related to operating leases was as follows (in thousands):

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$9,269
ROU assets obtained in exchange for lease obligations	$111,995

Lease payment obligations for each of the next five years and thereafter with a reconciliation to the Corporation's lease liability were as follows (in thousands):

Year	Operating Leases
For the six months ending December 31, 2019	$9,390
2020	18,607
2021	17,400
2022	16,052
2023	13,804
Thereafter	52,664
Total lease payments	127,917
Less: imputed interest	(16,930)
Present value of lease liabilities	$110,987

As of June 30, 2019, the Corporation had not entered into any material leases that have not yet commenced.

As previously disclosed in the Corporation's 2018 Annual Report on Form 10-K and under Topic 840, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2018 were $18.0 million, $17.3 million, $15.7 million, $13.7 million, $11.4 million for years 2019 through 2023, respectively, and $43.3 million in the aggregate for all years thereafter.

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

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation limits its foreign exchange exposure with customers by entering into contracts with institutional counterparties to mitigate its foreign exchange risk. The Corporation also holds certain amounts of foreign currency with international correspondent banks ("Foreign Currency Nostro Accounts"). The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts and Foreign Currency Nostro Account balances, to $500,000. Gross fair values are recorded in other assets and other liabilities on the consolidated balance sheets, with changes in fair values during the period recorded in other income on the consolidated statements of income.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2019		December 31, 2018
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$184,657	$2,118	$101,700	$1,148
Negative fair values	3,090	(21)	1,646	(12)
Net interest rate locks with customers		2,097		1,136
Forward Commitments
Positive fair values	40,334	221	1,540	3
Negative fair values	111,530	(1,631)	83,562	(1,066)
Net forward commitments		(1,410)		(1,063)
Interest Rate Swaps with Customers
Positive fair values	2,514,261	136,298	1,185,144	33,258
Negative fair values	292,200	(1,716)	1,386,046	(30,769)
Net interest rate swaps with customers		134,582		2,489
Interest Rate Swaps with Dealer Counterparties
Positive fair values (1)	292,200	1,716	1,386,046	28,143
Negative fair values (1)	2,514,261	(74,516)	1,185,144	(16,338)
Net interest rate swaps with dealer counterparties		(72,800)		11,805
Foreign Exchange Contracts with Customers
Positive fair values	6,423	105	5,881	105
Negative fair values	6,643	(186)	9,690	(251)
Net foreign exchange contracts with customers		(81)		(146)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	8,750	226	9,220	287
Negative fair values	6,590	(100)	6,831	(130)
Net foreign exchange contracts with correspondent banks		126		157
Net derivative fair value asset		$62,514		$14,378

(1) The variation margin posted as collateral on centrally cleared interest rate swaps, which represents the fair value of such swaps, is legally characterized as a settlement of the outstanding derivative contracts instead of cash collateral. Accordingly, the fair values of centrally cleared interest rate swaps were offset by variation margins totaling $61.8 million and $14.3 million at June 30, 2019 and December 31, 2018, respectively.

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands)
Interest rate locks with customers	$355	$231	$961	$360
Forward commitments	(403)	(541)	(347)	(315)
Interest rate swaps with customers	81,576	(12,375)	132,093	(55,017)
Interest rate swaps with dealer counterparties (1)	(50,673)	10,811	(84,605)	44,625
Foreign exchange contracts with customers	(154)	(23)	65	(16)
Foreign exchange contracts with correspondent banks	140	(50)	(31)	38
Net fair value gains (losses) on derivative financial instruments	$30,841	$(1,947)	$48,136	$(10,325)

(1) Not included are $31.2 million and $47.5 million, respectively, of losses related to the variation margin settlements for the three and six months ended June 30, 2019 and $1.6 million and $10.4 million of gains related to the variation margin settlements for the three and six months ended June 30, 2018, respectively.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value.

The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	June 30, 2019	December 31, 2018
	(in thousands)
Cost (1)	$44,737	$26,407
Fair value	45,754	27,099

(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

For the three months ended June 30, 2019 and 2018, gains related to changes in fair values of mortgage loans held for sale were $304,000 and $324,000, respectively. During the six months ended June 30, 2019 and 2018, gains related to changes in fair values of mortgage loans held for sale were $325,000 and $127,000, respectively.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
June 30, 2019
Interest rate swap derivative assets	$138,275	$(1,941)	$—	$136,334
Foreign exchange derivative assets with correspondent banks	219	(93)	—	126
Total	$138,494	$(2,034)	$—	$136,460

Interest rate swap derivative liabilities	$76,232	$(1,941)	$(74,291)	$—
Foreign exchange derivative liabilities with correspondent banks	93	(93)	—	—
Total	$76,325	$(2,034)	$(74,291)	$—

December 31, 2018
Interest rate swap derivative assets	$61,401	$(12,955)	$(23,270)	$25,176
Foreign exchange derivative assets with correspondent banks	287	(130)	—	157
Total	$61,688	$(13,085)	$(23,270)	$25,333

Interest rate swap derivative liabilities	$47,107	$(22,786)	$(22,786)	$1,535
Foreign exchange derivative liabilities with correspondent banks	130	(130)	—	—
Total	$47,237	$(22,916)	$(22,786)	$1,535

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	June 30,	December 31,
	2019	2018
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$161,986	$170,401
Other tax credit investments, net	72,786	72,584
Total TCIs, net	$234,772	$242,985
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$18,542	$23,196
Other tax credit investment liabilities	61,483	59,823
Total unfunded tax credit investment commitments and liabilities	$80,025	$83,019

The following table presents other information relating to the Corporation's TCIs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(7,575)	$(7,543)	$(15,150)	$(15,087)
Other tax credit investment credits and tax benefits	(1,135)	(1,597)	(2,271)	(3,193)
Amortization of affordable housing investments, net of tax benefit	5,494	5,319	10,989	10,917
Deferred tax expense	239	336	477	671
Total reduction in income tax expense	$(2,977)	$(3,485)	$(5,955)	$(6,692)
Amortization of TCIs:
Affordable housing tax credits investment	$823	$839	$1,645	$1,678
Other tax credit investment amortization	669	798	1,338	1,596
Total amortization of TCIs	$1,492	$1,637	$2,983	$3,274

NOTE 9 – Accumulated Other Comprehensive Income (Loss)

The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended June 30, 2019
Unrealized gain on securities	$31,994	$(7,077)	$24,917
Reclassification adjustment for securities gains included in net income (1)	(176)	39	(137)
Amortization of net unrealized losses on available for sale ("AFS") securities transferred to held to maturity ("HTM") (2)	1,311	(290)	1,021
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(770)	170	(600)
Amortization of net unrecognized pension and postretirement items (3)	353	(78)	275
Total Other Comprehensive Income	$32,712	$(7,236)	$25,476
Three months ended June 30, 2018
Unrealized loss on securities	$(8,397)	$1,766	$(6,631)
Reclassification adjustment for securities gains included in net income (1)	(4)	1	(3)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	9	(1)	8
Amortization of net unrecognized pension and postretirement items (3)	683	(143)	540
Total Other Comprehensive Loss	$(7,709)	$1,623	$(6,086)

Six months ended June 30, 2019
Unrealized gain on securities	$58,056	$(12,841)	$45,215
Reclassification adjustment for securities gains included in net income (1)	(241)	53	(188)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,563	(568)	1,995
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(875)	193	(682)
Amortization of net unrecognized pension and postretirement items (3)	727	(161)	566
Total Other Comprehensive Income	$60,230	$(13,324)	$46,906

Six months ended June 30, 2018
Unrealized loss on securities	$(43,388)	$9,113	$(34,275)
Reclassification adjustment for securities gains included in net income (1)	(23)	4	(19)
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	294	(62)	232
Amortization of net unrecognized pension and postretirement items (3)	1,113	(234)	879
Total Other Comprehensive Loss	$(42,004)	$8,821	$(33,183)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired		Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2019
Balance at March 31, 2019	$(23,433)		$598	$(14,798)	$(37,633)
Other comprehensive income before reclassifications	24,917		(600)	—	24,317
Amounts reclassified from accumulated other comprehensive income (loss)	(137)		—	275	138
Amortization of net unrealized losses on AFS securities transferred to HTM	1,021	—	—	—	1,021
Balance at June 30, 2019	$2,368		$(2)	$(14,523)	$(12,157)
Three months ended June 30, 2018
Balance at March 31, 2018	$(50,056)		$682	$(17,798)	$(67,172)
Other comprehensive loss before reclassifications	(6,631)		8	—	(6,623)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)		—	540	537
Balance at June 30, 2018	$(56,690)		$690	$(17,258)	$(73,258)

Six months ended June 30, 2019
Balance at December 31, 2018	$(44,654)		$680	$(15,089)	$(59,063)
Other comprehensive income before reclassifications	45,215		(682)	—	44,533
Amounts reclassified from accumulated other comprehensive income (loss)	(188)		—	566	378
Amortization of net unrealized losses on AFS securities transferred to HTM	1,995		—	—	1,995
Balance at June 30, 2019	$2,368		$(2)	$(14,523)	$(12,157)
Six months ended June 30, 2018
Balance at December 31, 2017	$(18,509)		$458	$(14,923)	$(32,974)
Other comprehensive loss before reclassifications	(34,275)		232	—	(34,043)
Amounts reclassified from accumulated other comprehensive income (loss)	(19)		—	879	860
Reclassification of stranded tax effects	(3,887)		—	(3,214)	(7,101)
Balance at June 30, 2018	$(56,690)		$690	$(17,258)	$(73,258)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis, have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$45,754	$—	$45,754
Available for sale investment securities:
State and municipal securities	—	316,334	—	316,334
Corporate debt securities	—	195,052	2,370	197,422
Collateralized mortgage obligations	—	899,117	—	899,117
Residential mortgage-backed securities	—	329,275	—	329,275
Commercial mortgage-backed securities	—	440,281	—	440,281
Auction rate securities	—	—	103,365	103,365
Total available for sale investment securities	—	2,180,059	105,735	2,285,794
Other assets:
Investments held in Rabbi Trust	20,811	—	—	20,811
Derivative assets	541	140,353	—	140,894
Total assets	$21,352	$2,366,166	$105,735	$2,493,253
Other liabilities:
Deferred compensation liabilities	20,811	—	—	20,811
Derivative liabilities	475	77,883	—	78,358
Total liabilities	$21,286	$77,883	$—	$99,169

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$27,099	$—	$27,099
Available for sale investment securities:
U.S. Government sponsored agency securities	—	31,632	—	31,632
State and municipal securities	—	279,095	—	279,095
Corporate debt securities	—	106,258	3,275	109,533
Collateralized mortgage obligations	—	832,080	—	832,080
Residential mortgage-backed securities	—	463,344	—	463,344
Commercial mortgage-backed securities	—	261,616	—	261,616
Auction rate securities	—	—	102,994	102,994
Total available for sale investment securities	—	1,974,025	106,269	2,080,294
Other assets:
Investments held in Rabbi Trust	18,415	—	—	18,415
Derivative assets	392	62,552	—	62,944
Total assets	$18,807	$2,063,676	$106,269	$2,188,752
Other liabilities:
Deferred compensation liabilities	$18,415	$—	$—	$18,415
Derivative liabilities	381	48,185	—	48,566
Total liabilities	$18,796	$48,185	$—	$66,981

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category consists of mortgage loans held for sale that the Corporation has elected to measure at fair value. Fair values as of June 30, 2019 and December 31, 2018 were measured based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 7 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

•
Available for sale investment securities – Included in this asset category are debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings, and matrix pricing.

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

•
Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($175.2 million at June 30, 2019 and $86.1 million at December 31, 2018), single-issuer trust preferred securities issued by financial institutions ($18.3 million at June 30, 2019 and $18.6 million at December 31, 2018), pooled trust preferred securities issued by financial institutions ($0 at June 30, 2019 and $875,000 at December 31, 2018) and other corporate debt issued by non-financial institutions ($3.9 million at June 30, 2019 and December 31, 2018).

Level 2 investments include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $16.0 million and $16.3 million of single-issuer trust preferred securities held at June 30, 2019 and December 31, 2018, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($0 at June 30, 2019 and $875,000 at December 31, 2018) and certain single-issuer trust preferred securities ($2.4 million at June 30, 2019 and December 31, 2018). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1 and are included in other assets on the consolidated balance sheets ($20.8 million at June 30, 2019 and $18.4 million at December 31, 2018).

•
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($331,000 at June 30, 2019 and $392,000 at December 31, 2018). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.3 million at June 30, 2019 and $1.2 million at December 31, 2018) and the fair value of interest rate swaps ($138.0 million at June 30, 2019 and $61.4 million at December 31, 2018). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

•
Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets ($20.8 million at June 30, 2019 and $18.4 million at December 31, 2018). The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

•	Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($286,000 at June 30, 2019 and $381,000 at December 31, 2018).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.7 million at June 30, 2019 and $1.1 million December 31, 2018) and the fair value of interest rate swaps ($76.2 million at June 30, 2019 and $47.1 million at December 31, 2018).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
Three months ended June 30, 2019	(in thousands)
Balance at March 31, 2019	$770	$2,430	$102,810
Sales	(770)	—	—
Unrealized adjustment to fair value (1)	—	(60)	555
Balance at June 30, 2019	$—	$2,370	$103,365

Three months ended June 30, 2018
Balance at March 31, 2018	$865	$3,095	$103,049
Unrealized adjustment to fair value (1)	10	102	73
Discount accretion (2)	—	3	—
Balance at June 30, 2018	$875	$3,200	$103,122

Six months ended June 30, 2019
Balance at December 31, 2018	$875	$2,400	$102,994
Sales	(770)	—	—
Unrealized adjustment to fair value (1)	(105)	(30)	371
Balance at June 30, 2019	$—	$2,370	$103,365

Six months ended June 30, 2018
Balance at December 31, 2017	$707	$3,050	$98,668
Unrealized adjustment to fair value (1)	168	144	4,454
Discount accretion (2)	—	6	—
Balance at June 30, 2018	$875	$3,200	$103,122

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents the Corporation’s Level 3 financial assets measured at fair value on a nonrecurring basis and reported on the Corporation’s consolidated balance sheets:

	June 30, 2019	December 31, 2018
	(in thousands)
Net loans and leases	$152,451	$149,846
OREO	7,241	10,518
MSRs	44,916	50,204
Total assets	$204,608	$210,568
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

•	OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2019 valuation were 10.2% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

The following table presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2019 and December 31, 2018. A general description of the methods and assumptions used to estimate such fair values follows:

	June 30, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$498,811	$498,811	$—	$—	$498,811
FRB and FHLB stock	97,248	—	97,248	—	97,248
Loans held for sale	45,754	—	45,754	—	45,754
Available for sale investment securities	2,285,794	—	2,180,059	105,735	2,285,794
Held to maturity investment securities	567,564	589,728	—	—	589,728
Net Loans and Leases	16,198,225	—	—	16,019,233	16,019,233
Accrued interest receivable	62,984	62,984	—	—	62,984
Other financial assets	318,776	132,356	140,353	46,067	318,776
FINANCIAL LIABILITIES
Demand and savings deposits	$13,249,017	$13,249,017	$—	$—	$13,249,017
Brokered deposits	246,116	206,116	40,292	—	246,408
Time deposits	2,893,762	—	2,894,290	—	2,894,290
Short-term borrowings	1,188,390	1,188,390	—	—	1,188,390
Accrued interest payable	9,218	9,218	—	—	9,218
Other financial liabilities	249,381	164,790	77,883	6,708	249,381
FHLB advances and long-term debt	987,416	—	986,336	—	986,336

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$445,687	$445,687	$—	$—	$445,687
FRB and FHLB stock	79,283	—	79,283	—	79,283
Loans held for sale	27,099	—	27,099	—	27,099
Available for sale investment securities	2,080,294	—	1,974,025	106,269	2,080,294
Held to maturity investment securities	606,679	611,419	—	—	611,419
Net Loans and Leases	16,005,263	—	—	15,446,895	15,446,895
Accrued interest receivable	58,879	58,879	—	—	58,879
Other financial assets	235,782	124,138	62,552	49,092	235,782
FINANCIAL LIABILITIES
Demand and savings deposits	$13,478,016	$13,478,016	$—	$—	$13,478,016
Brokered deposits	176,239	176,239	—	—	176,239
Time deposits	2,721,904	—	2,712,296	—	2,712,296
Short-term borrowings	754,777	754,777	—	—	754,777
Accrued interest payable	10,529	10,529	—	—	10,529
Other financial liabilities	218,061	161,003	48,185	8,873	218,061
FHLB advances and long-term debt	992,279	—	970,985	—	970,985

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
Accrued interest payable

FRB and FHLB stock represent restricted investments and are carried at cost on the consolidated balance sheets.

As of June 30, 2019, fair values for loans and leases and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans and leases would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans and leases also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as level 1, and time deposits, which are classified as level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Weighted average shares outstanding (basic)	168,343	175,764	169,109	175,535
Impact of common stock equivalents	825	1,080	933	1,171
Weighted average shares outstanding (diluted)	169,168	176,844	170,042	176,706
Per share:
Basic	$0.36	$0.20	$0.69	$0.48
Diluted	0.35	0.20	0.68	0.48

NOTE 12 – Stock-Based Compensation

The Corporation grants equity awards to employees in the form of stock options, restricted stock, RSUs or PSUs under its Amended and Restated Equity and Cash Incentive Compensation Plan ("Employee Equity Plan"). Recent grants of equity awards under the Employee Equity Plan have generally been limited to RSUs and PSUs. In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. Compensation expense for PSUs is also recognized over the period during which employees are required to provide service in exchange for such awards, however, compensation expense may vary based on the expectations for actual performance relative to defined performance measures.

The Corporation also grants equity awards to non-employee members of its board of directors and subsidiary bank boards of directors under the 2011 Directors’ Equity Participation Plan, which was amended and approved by shareholders as the Amended and Restated Directors’ Equity Participation Plan in 2019 ("Directors’ Plan"). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

Equity awards under the Employee Equity Plan are generally granted annually and become fully vested over or after a three-year vesting period. The vesting period for non-performance-based awards represents the period during which employees are required to provide service in exchange for such awards. Equity awards under the Directors' Plan are generally granted semi-annually and become fully vested after a one-year vesting period. Certain events, as defined in the Employee Equity Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards.

Fair values for RSUs and a majority of PSUs are based on the trading price of the Corporation’s stock on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

As of June 30, 2019, the Employee Equity Plan had 10.1 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 264,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands)
Compensation expense	$1,788	$2,674	$3,348	$4,184
Tax benefit	(412)	(1,075)	(743)	(1,536)
Stock-based compensation expense, net of tax benefit	$1,376	$1,599	$2,605	$2,648

NOTE 13 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands)
Interest cost	$815	$696	$1,630	$1,527
Expected return on plan assets	(689)	(573)	(1,378)	(1,024)
Net amortization and deferral	495	551	990	1,215
Net periodic pension cost	$621	$674	$1,242	$1,718

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(in thousands)
Interest cost	$15	$12	$30	$29
Net accretion and deferral	(139)	(139)	(278)	(280)
Net periodic benefit	$(124)	$(127)	$(248)	$(251)

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$6,688,574	$6,306,583
Standby letters of credit	300,262	309,352
Commercial letters of credit	47,368	48,682

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of incurred losses associated with unused commitments to extend credit and letters of credit. See "Note 4 - Loans and Leases Allowance for Credit Losses," for additional details.

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of June 30, 2019 and December 31, 2018, the total reserve for losses on residential mortgage loans sold was $2.5 million and $2.1 million, respectively, including reserves for both representation and warranty and credit loss exposures.

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

As of the date of this report, the Corporation believes that any liabilities, individually or in the aggregate, which may result from the final outcomes of pending legal proceedings, or regulatory or governmental inquiries or investigations, will not have a material adverse effect on the financial condition of the Corporation. However, legal proceedings, inquiries and investigations are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Corporation’s results of operations in any future period, depending, in part, upon the size of the loss or liability imposed and the operating results for the period, and could have a material adverse effect on the Corporation’s business. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Corporation to incur additional expenses, which could be significant, and possibly material, to the Corporation’s results of operations in any future period.

BSA/AML Consent Order

As of April 1, 2019, the Corporation and its bank subsidiary, Lafayette Ambassador Bank, were subject to a Cease and Desist Order Issued Upon Consent ("Consent Order") issued on September 4, 2014 by the Board of Governors of the Federal Reserve System (the "Board of Governors") relating to identified deficiencies in the Corporation’s centralized Bank Secrecy Act and anti-money laundering compliance program.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 23, 2019, the Board of Governors has terminated the Consent Order.

Fair Lending Investigation

During the second quarter of 2015, Fulton Bank, N.A., the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the "Department") indicating that the Department had initiated an investigation regarding potential violations of fair lending laws (specifically, the Equal Credit Opportunity Act and the Fair Housing Act) by Fulton Bank, N.A. in certain geographies. Fulton Bank, N.A. has been and is cooperating with the Department and responding to the Department’s requests for information. During the third quarter of 2016, the Department informed the Corporation, Fulton Bank, N.A., and three of the Corporation’s other bank subsidiaries, Fulton Bank of New Jersey (which merged with and into Fulton Bank, N.A. effective on May 18, 2019), The Columbia Bank and Lafayette Ambassador Bank, that the Department was expanding its investigation of potential lending discrimination on the basis of race and national origin to encompass additional geographies that were not included in the initial letter from the Department. In addition to requesting information concerning the lending activities of these bank subsidiaries, the Department also requested information concerning the Corporation and the residential mortgage lending activities conducted under the Fulton Mortgage Company brand, the trade name used by all of the Corporation’s bank subsidiaries for residential mortgage lending. The investigation relates to lending activities during the period January 1, 2009 to the present. The Corporation and the identified bank subsidiaries are cooperating with the Department and responding to the Department’s requests for information. The Corporation and its bank subsidiaries are not able at this time to determine the terms on which this investigation will be resolved or the timing of such resolution. Should the investigation result in an enforcement action against the Corporation or its bank subsidiaries, or a settlement with the Department, the ability of the Corporation and its bank subsidiaries to engage in certain expansion or other activities may be restricted.

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

•
the Corporation's ability to achieve intended reductions in the time, expense and resources associated with regulatory compliance from the consolidations of its bank subsidiaries, and the impact of the significant implementation costs the Corporation expects to incur in connection with those consolidations;

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net income (in thousands)	$59,779	$35,197	$116,442	$84,677
Diluted net income per share	$0.35	$0.20	$0.68	$0.48
Return on average assets	1.14%	0.70%	1.12%	0.86%
Return on average equity	10.42%	6.28%	10.28%	7.64%
Return on average tangible equity (1)	13.60%	8.23%	13.44%	10.02%
Net interest margin (2)	3.44%	3.39%	3.46%	3.37%
Efficiency ratio (1)	64.2%	63.3%	64.1%	65.3%
Non-performing assets to total assets	0.73%	0.67%	0.73%	0.67%
Annualized net (recoveries) charge-offs to average loans	(0.04)%	1.01%	0.03%	0.56%

(1)
Ratio represents a financial measure derived by methods other than U.S. Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" at the end of this "Overview" section.

(2)	Presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

The following is a summary of financial results for the three and six months ended June 30, 2019:

•
Net Income and Net Income Per Share Growth - Net income was $59.8 million and $116.4 million for the three and six months ended June 30, 2019, respectively. For the three months ended June 30, 2019, net income increased $24.6 million, or 69.8%, compared to the same period in 2018. Diluted net income per share for the three months ended June 30, 2019 increased $0.15, or 75.0%, to $0.35, compared to $0.20 for the same period in 2018. For the six months ended June 30, 2019, net income increased $31.8 million, or 37.5%, compared to the same period in 2018. Diluted net income per share for the six months ended June 30, 2019 increased $0.20, or 41.7%, to $0.68, compared to $0.48 for the same period in 2018.

During the three months ended June 30, 2018, the Corporation recorded a provision of $36.8 million for a credit loss arising from a single, large commercial lending relationship ("Commercial Relationship"), impacting net income and diluted net income per share in both periods of 2018.

•
Net Interest Income Growth - Net interest income increased $8.5 million, or 5.4%, and $20.5 million, or 6.7%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases resulted from 5 and 9 basis point increases, respectively, in net interest margin during the three and six months ended June 30, 2019 and were largely driven by the impact of increases in the federal funds target rate ("Fed Funds Rate") during 2018, as well as growth in average interest-earning assets, primarily loans.

◦
Net Interest Margin - For the three and six months ended June 30, 2019, the net interest margin increases were driven by 33 and 38 basis point increases, respectively, in yields on interest-earning assets, partially offset by 30 and 31 basis point increases, respectively, in the cost of funds.

◦
Loan Growth - Average loans were $547.7 million, or 3.5%, and $540.6 million, or 3.4%, higher for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The most notable increases were in the residential mortgage, commercial and consumer loan portfolios.

◦	Deposit Growth - Average deposits grew $858.0 million, or 5.5%, and $856.7 million, or 5.5%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

•
Asset Quality - Annualized net (recoveries)/charge-offs to average loans outstanding were (0.04)% and 0.03% for the three and six months ended June 30, 2019, respectively, compared to 1.01% and 0.56% for the same periods in 2018, respectively. During the second quarter of 2018, the Corporation charged off $33.9 million and recorded a provision of $36.8 million for a credit loss related to the Commercial Relationship. The provision for credit losses for the three and six months ended June 30, 2019 was $5.0 million and $10.1 million, respectively, compared to $33.1 million and $37.1 million, respectively, for the same periods in 2018.

•
Non-interest Income - For the three and six months ended June 30, 2019, non-interest income, excluding investment securities gains, increased $5.0 million, or 10.3%, and $5.9 million, or 6.2%, respectively, as compared to the same periods in 2018. Increases were experienced during both periods in wealth management income, commercial banking income, mortgage banking income and consumer banking.

•
Non-interest Expense - Non-interest expense increased $10.8 million, or 8.1%, and $12.0 million, or 4.4%, for the three and six months ended June 30, 2019, respectively, in comparison to the same periods in 2018. Increases in salaries and employee benefits, other outside services and net occupancy expense were partially offset by decreases in various other categories. Non-interest expense for the three and six months ended June 30, 2019 included $5.1 million and $6.6 million, respectively, of expenses related to consolidation of the Corporation's bank subsidiaries.

•
Income Taxes - Income tax expense was $9.9 million and $20.4 million for the three and six months ended June 30, 2019, respectively, resulting in effective tax rates ("ETR"), or income taxes as a percentage of income before income taxes, of 14.2% and 14.9%, respectively, as compared to 9.0% and 11.1% for the same periods in 2018, respectively. The increases in the ETR resulted primarily from higher income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(dollars in thousands)
Return on average tangible equity
Net income	$59,779	$35,197	$116,442	$84,677
Plus: Intangible amortization, net of tax	85	—	170	—
Numerator	$59,864	$35,197	$116,612	$84,677

Average common shareholders' equity	$2,301,258	$2,246,904	$2,283,278	$2,235,821
Less: Average goodwill and intangible assets	(535,301)	(531,556)	(533,544)	(531,556)
Denominator	$1,765,957	$1,715,348	$1,749,734	$1,704,265

Return on average tangible equity, annualized	13.60%	8.23%	13.44%	10.02%

Efficiency ratio
Non-interest expense	$144,168	$133,345	$281,992	$270,006
Less: Intangible amortization	(107)	—	(214)	—
Less: Amortization of tax credit investments	(1,492)	(1,637)	(2,983)	(3,274)
Numerator	$142,569	$131,708	$278,795	$266,732

Net interest income (fully taxable equivalent) (1)	$167,796	$159,027	$334,360	$313,259
Plus: Total non-interest income	54,315	49,094	101,066	94,946
Less: Investment securities gains, net	(176)	(4)	(241)	(23)
Denominator	$221,935	$208,117	$435,185	$408,205

Efficiency ratio	64.2%	63.3%	64.1%	65.3%

(1)
Presented on a fully taxable equivalent ("FTE") basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion and Analysis.

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Net Interest Income

FTE net interest income increased $8.8 million, to $167.8 million, in the three months ended June 30, 2019, from $159.0 million in the same period in 2018. The increase was due to a 5 basis point increase in the net interest margin, to 3.44%, and a $764.4 million, or 4.1%, increase in average interest-earning assets. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended June 30
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans and leases, net of unearned income (1)	$16,316,076	$190,693	4.69%	$15,768,377	$170,005	4.32%
Taxable investment securities (2)	2,348,443	15,935	2.71	2,262,789	13,885	2.45
Tax-exempt investment securities (2)	444,227	4,140	3.70	408,715	3,713	3.63
Total investment securities	2,792,670	20,075	2.87	2,671,504	17,598	2.63
Loans held for sale	24,568	350	5.71	22,237	284	5.11
Other interest-earning assets	409,617	2,168	2.12	316,381	1,243	1.57
Total interest-earning assets	19,542,931	213,286	4.37	18,778,499	189,130	4.04
Noninterest-earning assets:
Cash and due from banks	116,285			100,811
Premises and equipment	240,666			232,048
Other assets	1,321,057			1,112,913
Less: Allowance for loan and lease losses	(163,909)			(160,896)
Total Assets	$21,057,030			$20,063,375
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,186,280	$8,172	0.78%	$3,952,115	$4,959	0.50%
Savings and money market deposits	4,925,788	10,549	0.86	4,538,083	5,545	0.49
Brokered deposits	246,154	1,582	2.58	85,242	395	1.87
Time deposits	2,816,424	12,245	1.74	2,660,410	8,385	1.26
Total interest-bearing deposits	12,174,646	32,548	1.07	11,235,850	19,284	0.69
Short-term borrowings	941,504	4,462	1.89	1,023,160	3,036	1.18
Federal Home Loan Bank ("FHLB") advances and other long-term debt	1,051,919	8,480	3.23	945,177	7,783	3.30
Total interest-bearing liabilities	14,168,069	45,490	1.29	13,204,187	30,103	0.91
Noninterest-bearing liabilities:
Demand deposits	4,200,810			4,281,574
Other	386,893			330,710
Total Liabilities	18,755,772			17,816,471
Shareholders’ equity	2,301,258			2,246,904
Total Liabilities and Shareholders’ Equity	$21,057,030			$20,063,375
Net interest income/net interest margin (FTE)		167,796	3.44%		159,027	3.39%
Tax equivalent adjustment		(3,252)			(2,960)
Net interest income		$164,544			$156,067

(1)	Average balance includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
Note: The weighted average interest rate on total average interest-bearing liabilities and average non-interest bearing demand deposits ("cost of funds") was 0.99% and 0.69% for the three months ended June 30, 2019 and 2018, respectively.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30, 2019 in comparison to the same period in 2018:

	2019 vs. 2018 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases, net of unearned income	$6,049	$14,639	$20,688
Taxable investment securities	540	1,510	2,050
Tax-exempt investment securities	346	81	427
Loans held for sale	31	35	66
Other interest-earning assets	425	500	925
Total interest income	$7,391	$16,765	$24,156
Interest expense on:
Demand deposits	$308	$2,905	$3,213
Savings and money market deposits	510	4,494	5,004
Brokered deposits	986	201	1,187
Time deposits	521	3,339	3,860
Short-term borrowings	(256)	1,682	1,426
FHLB advances and other long-term debt	863	(166)	697
Total interest expense	$2,932	$12,455	$15,387
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

As summarized above, the 33 basis point increase in the yield on average interest-earning assets resulted in a $16.8 million increase in FTE interest income. The yield on the loan and lease portfolio increased 37 basis points, or 8.6%, from the second quarter of 2018, as all variable and certain adjustable rate loans repriced to higher rates and yields on new loan originations generally exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods. Additionally, the increase in average interest-earning assets, primarily loans, since the second quarter of 2018, resulted in a $7.4 million increase in FTE interest income.

Interest expense increased $15.4 million primarily due to the 38 basis point increase in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings and money market deposits increased 28 and 37 basis points, respectively, which contributed $2.9 million and $4.5 million to the increase in interest expense, respectively. In addition, the 48 basis point and 71 basis point increases in the rates on time deposits and short-term borrowings, respectively, contributed $3.3 million and $1.7 million to the increase in interest expense, respectively.

Average loans and leases and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,424,213	4.67%	$6,298,534	4.34%	$125,679	2.0%
Commercial – industrial, financial and agricultural	4,440,860	4.73	4,335,097	4.27	105,763	2.4
Real estate – residential mortgage	2,366,685	4.09	2,026,161	3.89	340,524	16.8
Real estate – home equity	1,404,141	5.35	1,502,936	4.83	(98,795)	(6.6)
Real estate – construction	943,080	5.29	978,327	4.40	(35,247)	(3.6)
Consumer	445,666	4.38	345,572	4.43	100,094	29.0
Equipment lease financing	279,619	4.45	272,298	4.59	7,321	2.7
Other	11,812	—	9,452	—	2,360	25.0
Total loans and leases	$16,316,076	4.69%	$15,768,377	4.32%	$547,699	3.5%

Average loans and leases increased $547.7 million, or 3.5%, compared to the same period of 2018. The increase was driven largely by growth in the residential and commercial mortgage loan portfolios, as well as the commercial and consumer portfolios. The $340.5 million, or 16.8%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in the Virginia and New Jersey markets. The $125.7 million, or 2.0%, increase in commercial mortgages occurred primarily in the Maryland, Delaware and Virginia markets, partially offset by decreases in the New Jersey and Pennsylvania markets. The $105.8 million, or 2.4%, increase in commercial loans was realized primarily in the Delaware, New Jersey, Maryland and Pennsylvania markets. Consumer loans increased $100.1 million, or 29.0%, across all geographic markets.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in Balance
	2019		2018
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,200,810	—%	$4,281,574	—%	$(80,764)	(1.9)%
Interest-bearing demand	4,186,280	0.78	3,952,115	0.50	234,165	5.9
Savings and money market accounts	4,925,788	0.86	4,538,083	0.49	387,705	8.5
Total demand and savings	13,312,878	0.56	12,771,772	0.34	541,106	4.2
Brokered deposits	246,154	2.58	85,242	1.87	160,912	N/M
Time deposits	2,816,424	1.74	2,660,410	1.26	156,014	5.9
Total deposits	$16,375,456	0.80%	$15,517,424	0.50%	$858,032	5.5%
N/M - Not meaningful

Average total demand and savings accounts increased $541.1 million, or 4.2%, driven by increases in savings and money market deposits and interest-bearing demand deposits. The overall increase in total demand and savings deposits was primarily due to a $237.2 million, or 3.7%, increase in consumer account balances, a $222.2 million, or 10.6%, increase in municipal account balances and an $89.6 million, or 2.2%, increase in business account balances.

Average brokered deposits increased $160.9 million, which was the result of the introduction of new brokered deposit programs in 2018. Average time deposits increased $156.0 million, or 5.9%, primarily driven by promotional rate offerings.

The average cost of total deposits increased 30 basis points, to 0.80%, for the second quarter of 2019, compared to 0.50% for the same period of 2018, mainly as a result of the Fed Funds Rate increases during 2018.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$344,867	0.77%	$478,325	0.41%	$(133,458)	(27.9)%
Federal funds purchased	181,769	2.41	398,297	1.79	(216,528)	(54.4)
Short-term FHLB advances and other borrowings (2)	414,868	2.58	146,538	2.03	268,330	N/M
Total short-term borrowings	941,504	1.89	1,023,160	1.18	(81,656)	(8.0)
Long-term debt:
FHLB advances	664,656	2.49	558,655	2.48	106,001	19.0
Other long-term debt	387,263	4.49	386,522	4.48	741	0.2
Total long-term debt	1,051,919	3.23	945,177	3.30	106,742	11.3
Total borrowings	$1,993,423	2.59%	$1,968,337	2.20%	$25,086	1.3%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.
N/M - Not meaningful

Average total short-term borrowings decreased $81.7 million, or 8.0%, primarily as a result of a $216.5 million, or 54.4%, decrease in federal funds purchased and a $133.5 million, or 27.9%, decrease in short-term customer funding, partially offset by a $268.3 million increase in short-term FHLB advances and other borrowings during the second quarter of 2019.

Average total long-term debt increased $106.7 million, or 11.3%, during the second quarter of 2019, compared to the same period of 2018, primarily as a result of an increase in average FHLB advances.

Provision for Credit Losses

The provision for credit losses was $5.0 million for the second quarter of 2019, a decrease of $28.1 million from the same period of 2018. The $33.1 million provision for credit losses in the second quarter of 2018 was driven by the $36.8 million provision for credit loss arising from the Commercial Relationship.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Wealth management income	$14,153	$12,803	$1,350	10.5%
Commercial banking income:
Merchant and card income	6,512	6,155	357	5.8
Cash management fees	4,638	4,452	186	4.2
Commercial loan interest rate swap fees	3,477	2,393	1,084	45.3
Other commercial banking income	3,815	3,431	384	11.2
Total commercial banking income	18,442	16,431	2,011	12.2
Consumer banking income:
Card income	5,047	4,708	339	7.2
Overdraft fees	4,413	4,268	145	3.4
Other consumer banking income	2,907	2,955	(48)	(1.6)
Total consumer banking income	12,367	11,931	436	3.7
Mortgage banking income:
Gains on sales of mortgage loans	5,180	3,852	1,328	34.5
Mortgage servicing income	1,413	1,311	102	7.8
Total mortgage banking income	6,593	5,163	1,430	27.7
Other income	2,584	2,762	(178)	(6.4)
Total, excluding investment securities gains, net	54,139	49,090	5,049	10.3
Investment securities gains, net	176	4	172	N/M
Total non-interest income	$54,315	$49,094	$5,221	10.6%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $5.0 million, or 10.3%, in the second quarter of 2019 as compared to the same period in 2018. Wealth management income increased $1.4 million, or 10.5%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Total commercial banking income increased $2.0 million, or 12.2%, compared to the same period in 2018, driven by increases in commercial loan interest rate swap fees and merchant and card income. Commercial loan interest rate swap fees tend to fluctuate from period to period based on new commercial loan originations volumes, the current interest rate environment and the shape of the yield curve, among other factors.

Total consumer banking income increased $436,000, or 3.7%, compared to the same period in 2018, with increases in card income, consisting of both debit and credit cards, and overdraft fees.

Mortgage banking income increased $1.4 million, or 27.7%, with increases in both gains on sales of mortgage loans and mortgage servicing income. The increase in gains on sales of mortgage loans was driven by increases in volumes of loans sold, and higher spreads on sales.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Salaries and employee benefits	$78,991	$74,919	$4,072	5.4%
Net occupancy expense	14,469	12,760	1,709	13.4
Data processing and software	11,268	10,453	815	7.8
Other outside services	11,259	7,568	3,691	48.8
Equipment expense	3,299	3,434	(135)	(3.9)
Professional fees	2,970	2,372	598	25.2
Marketing	2,863	2,335	528	22.6
FDIC insurance expense	2,755	2,663	92	3.5
State taxes	2,480	2,454	26	1.1
Amortization of tax credit investments	1,492	1,637	(145)	(8.9)
Intangible amortization	107	—	107	100.0
Other	12,215	12,750	(535)	(4.2)
Total non-interest expense	$144,168	$133,345	$10,823	8.1%

In the second quarter of 2019, $5.1 million of expenses were incurred related to consolidation of the Corporation's bank subsidiaries, as compared to $410,000 in the second quarter of 2018, a $4.7 million increase. The 2019 expenses were primarily in salaries and benefits ($1.6 million) and other outside services ($2.7 million). Excluding these consolidation expenses, non-interest expense increased $6.1 million, or 4.6%.

The following provides explanations for the more significant fluctuations in expense levels, by category:

•
The $4.1 million, or 5.4%, increase in salaries and employee benefits reflects the net impact of a $2.8 million increase in employee salaries, due mainly to annual merit increases and incentive compensation expense. Benefits increased $1.3 million, primarily due to higher severance costs, related to consolidation of the Corporation's bank subsidiaries, which were partially offset by a decrease in health insurance expense due to favorable claims experience.

•	Net occupancy expense increased $1.7 million, or 13.4%, due to the addition of properties in 2019, as well as certain other expenses.

•	Data processing and software increased $815,000, or 7.8%, reflecting higher transaction volumes.

•
Other outside services increased $3.7 million, or 48.8%, largely due to costs associated with consolidation of the Corporation's bank subsidiaries and consulting services related to various banking and technology initiatives.

•
Professional fees increased $598,000, or 25.2%, primarily due to higher legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.

•	Marketing expense increased $528,000, or 22.6%, due to the timing of various promotions and rebranding related to consolidation of the Corporation's bank subsidiaries.

•
Intangible amortization increased $107,000 as a result of the acquisition of the assets of a wealth management business with approximately $250 million in assets under management or administration, which was completed in January 2019.

Income Taxes

Income tax expense for the three months ended June 30, 2019 was $9.9 million, a $6.4 million increase from $3.5 million for the same period in 2018. The Corporation’s ETR was 14.2% for the three months ended June 30, 2019, as compared to 9.0% in the same period of 2018. The increase in income tax expense and ETR primarily resulted from higher income before taxes as compared to the same period of 2018. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Net Interest Income

FTE net interest income increased $21.1 million, to $334.4 million, in the six months ended June 30, 2019, from $313.3 million in the same period in 2018. The increase was due to a 9 basis point increase in the net interest margin, to 3.46%, and a $737.8 million, or 3.9%, increase in average interest-earning assets. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Six months ended June 30
	2019			2018
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans and leases, net of unearned income (2)	$16,255,562	$376,815	4.67%	$15,715,001	$332,267	4.26%
Taxable investment securities (3)	2,317,257	31,370	2.71	2,230,991	27,078	2.43
Tax-exempt investment securities (3)	444,180	8,290	3.71	410,761	7,466	3.64
Equity securities (3)	—	—	—	253	5	8.30
Total investment securities	2,761,437	39,660	2.87	2,642,005	34,549	2.62
Loans held for sale	20,523	590	5.76	21,132	500	4.73
Other interest-earning assets	388,016	4,170	2.16	309,620	2,415	1.56
Total interest-earning assets	19,425,538	421,235	4.36	18,687,758	369,731	3.98
Noninterest-earning assets:
Cash and due from banks	113,504			103,258
Premises and equipment	238,905			231,152
Other assets	1,259,388			1,113,118
Less: Allowance for loan and lease losses	(162,624)			(165,035)
Total Assets	$20,874,711			$19,970,251
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,170,221	$15,691	0.76%	$3,955,485	$8,963	0.46%
Savings and money market deposits	4,919,357	20,511	0.84	4,516,384	9,912	0.44
Brokered deposits	233,206	2,964	2.56	79,665	671	1.70
Time deposits	2,791,254	23,071	1.67	2,653,634	16,188	1.23
Total interest-bearing deposits	12,114,038	62,237	1.04	11,205,168	35,734	0.64
Short-term borrowings	881,115	8,044	1.83	960,348	5,077	1.06
FHLB advances and other long-term debt	1,027,328	16,594	3.24	966,129	15,661	3.25
Total interest-bearing liabilities	14,022,481	86,875	1.25	13,131,645	56,472	0.87
Noninterest-bearing liabilities:
Demand deposits	4,211,782			4,263,968
Other	357,170			338,817
Total Liabilities	18,591,433			17,734,430
Shareholders’ equity	2,283,278			2,235,821
Total Liabilities and Shareholders’ Equity	$20,874,711			$19,970,251
Net interest income/net interest margin (FTE)		334,360	3.46%		313,259	3.37%
Tax equivalent adjustment		(6,501)			(5,874)
Net interest income		$327,859			$307,385

(1)	Average balance includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
Note: The weighted average interest rate on total average interest-bearing liabilities and average non-interest bearing demand deposits ("cost of funds") was 0.96% and 0.65% for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the six months ended June 30, 2019 in comparison to the same period in 2018:

	2019 vs. 2018 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$11,745	$32,803	$44,548
Taxable investment securities	1,080	3,212	4,292
Tax-exempt investment securities	670	154	824
Equity securities	(3)	(2)	(5)
Loans held for sale	(14)	104	90
Other interest-earning assets	704	1,051	1,755
Total interest income	$14,182	$37,322	$51,504
Interest expense on:
Demand deposits	$519	$6,209	$6,728
Savings and money market deposits	958	9,641	10,599
Brokered deposits	1,819	474	2,293
Time deposits	873	6,010	6,883
Short-term borrowings	(444)	3,411	2,967
FHLB advances and other long-term debt	985	(52)	933
Total interest expense	$4,710	$25,693	$30,403
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of Fed Funds Rate increases during 2018. The increases in the Fed Funds Rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and LIBOR.

As summarized above, the 38 basis point increase in the yield on average interest-earning assets resulted in a $37.3 million increase in FTE interest income. The yield on the loan portfolio increased 41 basis points, or 9.6%, from the same period of 2018, as all variable and certain adjustable rate loans repriced to higher rates and yields on new loan originations generally exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decreases. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense increased $30.4 million, primarily due to the 38 basis point increase in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits, savings and money market deposits and time deposits increased 30, 40 and 44 basis points, respectively. These rate increases contributed $6.2 million, $9.6 million and $6.0 million to the increase in interest expense, respectively. The volume of brokered deposits increased, contributing $1.8 million to the increase in interest expense. In addition, the 77 basis point increase in the rate on short-term borrowings resulted in a $3.4 million increase to interest expense, partially offset by a $444,000 decrease as a result of a $79.2 million decrease in average short-term borrowings.

Average loans and leases and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,401,305	4.68%	$6,302,157	4.25%	$99,148	1.6%
Commercial – industrial, financial and agricultural	4,451,677	4.68	4,311,994	4.21	139,683	3.2
Real estate – residential mortgage	2,321,897	5.34	1,992,520	4.74	329,377	16.5
Real estate – home equity	1,418,776	4.07	1,520,855	3.87	(102,079)	(6.7)
Real estate – construction	936,699	5.06	981,269	4.31	(44,570)	(4.5)
Consumer	435,131	4.43	330,831	4.54	104,300	31.5
Equipment lease financing	278,290	4.42	266,571	4.56	11,719	4.4
Other	11,787	—	8,804	—	2,983	33.9
Total loans and leases	$16,255,562	4.67%	$15,715,001	4.26%	$540,561	3.4%

Average loans and leases increased $540.6 million, or 3.4%, compared to the first six months of 2018. The increase was driven largely by growth in the residential mortgage and commercial loan portfolios, as well as the consumer, commercial mortgage and equipment lease financing portfolios. The $329.4 million, or 16.5%, increase in residential mortgages was experienced across all geographic markets, with the most significant increases occurring in the Virginia and New Jersey markets. The $139.7 million, or 3.2%, increase in commercial loans was realized primarily in the Delaware, Maryland, Pennsylvania and New Jersey markets. Consumer loans increased $104.3 million, or 31.5%, across all geographic markets.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2019		2018
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,211,782	—%	$4,263,968	—%	$(52,186)	(1.2)%
Interest-bearing demand	4,170,221	0.76	3,955,485	0.46	214,736	5.4
Savings and money market accounts	4,919,357	0.84	4,516,384	0.44	402,973	8.9
Total demand and savings	13,301,360	0.55	12,735,837	0.30	565,523	4.4
Brokered deposits	233,206	2.56	79,665	1.70	153,541	N/M
Time deposits	2,791,254	1.67	2,653,634	1.23	137,620	5.2
Total deposits	$16,325,820	0.77%	$15,469,136	0.47%	$856,684	5.5%
N/M - Not meaningful

Average total demand and savings accounts increased $565.5 million, or 4.4%, driven by increases in savings and money market deposits and interest-bearing demand deposits. The increase in total demand and savings deposits was primarily due to a $268.0 million, or 4.2%, increase in consumer account balances, a $206.3 million, or 9.7%, increase in municipal account balances and a $94.9 million, or 2.2%, increase in business account balances.

Average brokered deposits increased $153.5 million, which was the result of the introduction of new brokered deposit programs in 2018. Average time deposits increased $137.6 million, or 5.2%, primarily driven by promotional rate offerings.

The average cost of total deposits increased 30 basis points, to 0.77%, for the first six months of 2019, compared to 0.47% for the same period in 2018, mainly as a result of the Fed Funds Rate increases during 2018.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$492,209	1.26%	$481,707	0.41%	$10,502	2.2%
Federal funds purchased	169,514	2.42	389,111	1.65	(219,597)	(56.4)
Short-term FHLB advances and other borrowings(2)	219,392	2.64	89,530	1.95	129,862	145.0
Total short-term borrowings	881,115	1.83	960,348	1.06	(79,233)	(8.3)
Long-term debt:
FHLB advances	640,136	2.49	579,702	2.45	60,434	10.4
Other long-term debt	387,192	4.49	386,427	4.47	765	0.2
Total long-term debt	1,027,328	3.24	966,129	3.25	61,199	6.3
Total borrowings	$1,908,443	2.59%	$1,926,477	2.16%	$(18,034)	(0.9)%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings decreased $79.2 million, or 8.3%, during the first six months of 2019, primarily as a result of a $219.6 million, or 56.4%, decrease in federal funds purchased, partially offset by a $129.9 million, or 145.0%, increase in short-term FHLB advances.

Provision for Credit Losses

The provision for credit losses was $10.1 million for the first six months of 2019, a decrease of $27.0 million from the same period of 2018. The $37.1 million provision for credit losses in the first half of 2018 was driven by the $36.8 million provision for credit losses recorded in the second quarter of 2018 for the Commercial Relationship.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (decrease)
	2019	2018	$	%
	(dollars in thousands)
Wealth management income	$27,392	$25,674	$1,718	6.7%
Commercial banking income:
Merchant and card income	12,070	11,463	607	5.3
Cash management fees	8,999	8,770	229	2.6
Commercial loan interest rate swap fees	5,505	3,684	1,821	49.4
Other commercial banking income	6,631	6,471	160	2.5
Total commercial banking income	33,205	30,388	2,817	9.3
Consumer banking income:
Card income	9,733	9,149	584	6.4
Overdraft fees	8,517	8,509	8	0.1
Other consumer banking income	5,494	5,682	(188)	(3.3)
Total consumer banking income	23,744	23,340	404	1.7
Mortgage banking income:
Gains on sales of mortgage loans	8,302	6,499	1,803	27.7
Mortgage servicing income	3,063	2,857	206	7.2
Total mortgage banking income	11,365	9,356	2,009	21.5
Other income	5,119	6,188	(1,069)	(17.3)
Total, excluding investment securities gains, net	100,825	94,946	5,879	6.2
Investment securities gains, net	241	23	218	N/M
Total non-interest income	$101,066	$94,969	$6,097	6.4%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $5.9 million, or 6.2%, in the first six months of 2019 as compared to the same period in 2018. Wealth management income increased $1.7 million, or 6.7%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Total commercial banking income increased $2.8 million, or 9.3%, compared to the same period in 2018, driven by increases in commercial loan interest rate swap fees and merchant and card income.

Total consumer banking income increased $404,000, or 1.7%, compared to the same period in 2018, driven by card income.

Mortgage banking income increased $2.0 million, or 21.5%, with increases in both gains on the sales of mortgage loans and mortgage servicing income. The increase in gains on sales of mortgage loans resulted from increases in volumes of loans sold and higher spreads on sales.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Salaries and employee benefits	$156,748	$150,687	$6,061	4.0%
Net occupancy expense	27,378	26,392	986	3.7
Data processing and software	21,621	20,926	695	3.3
Other outside services	19,611	15,692	3,919	25.0
Professional fees	6,930	7,188	(258)	(3.6)
Equipment expense	6,641	6,968	(327)	(4.7)
FDIC insurance expense	5,364	5,616	(252)	(4.5)
Marketing	5,023	4,585	438	9.6
State taxes	4,482	4,756	(274)	(5.8)
Amortization of tax credit investments	2,983	3,274	(291)	(8.9)
Intangible amortization	214	—	214	100.0
Other	24,997	23,922	1,075	4.5
Total non-interest expense	$281,992	$270,006	$11,986	4.4%

In the first six months of 2019, $6.6 million of expenses were incurred related to consolidation of the Corporation's bank subsidiaries, as compared to $900,000 in the same period of 2018, a $5.7 million increase. The 2019 expenses were primarily in salaries and benefits ($1.6 million) and other outside services ($4.0 million). Excluding these consolidation expenses from both periods, non-interest expense increased $6.3 million, or 2.3%.

The following provides explanations for the more significant fluctuations in expense levels, by category:

•
The $6.1 million, or 4.0%, increase in salaries and employee benefits reflects the net impact of a $4.3 million increase in employee salaries, due mainly to annual merit increases and incentive compensation expense. Benefits increased $1.8 million, primarily due to higher severance expenses in 2019, related to consolidation of the Corporation's bank subsidiaries.

•	Net occupancy expense increased $986,000, or 3.7%, due mainly to the addition of new properties and the timing of certain expenses.

•	Data processing and software increased $695,000, or 3.3%, reflecting higher transaction volumes.

•
Other outside services increased $3.9 million, or 25.0%, largely due to costs associated with consolidation of the Corporation's bank subsidiaries and consulting services related to various banking and technology initiatives.

•
Intangible amortization increased $214,000 as a result of the acquisition of the assets of a wealth management business with approximately $250 million in assets under management or administration, which was completed in January 2019.

Income Taxes

Income tax expense for the first six months of 2019 was $20.4 million, a $9.8 million increase from $10.6 million for the same period in 2018. The Corporation’s ETR was 14.9% for the six months ended June 30, 2019, as compared to 11.1% in the same period of 2018. The increase in income tax expense and ETR primarily resulted from higher income before taxes as compared to the same period in 2018. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	June 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$498,811	$445,687	$53,124	11.9%
Federal Reserve Bank ("FRB") and FHLB stock	97,248	79,283	17,965	22.7
Loans held for sale	45,754	27,099	18,655	68.8
Investment securities	2,853,358	2,686,973	166,385	6.2
Loans and leases, net of allowance	16,198,225	16,005,263	192,962	1.2
Premises and equipment	243,300	234,529	8,771	3.7
Goodwill and intangible assets	535,249	531,556	3,693	0.7
Other assets	836,725	671,762	164,963	24.6
Total Assets	$21,308,670	$20,682,152	$626,518	3.0%
Liabilities and Shareholders’ Equity
Deposits	$16,388,895	$16,376,159	$12,736	0.1%
Short-term borrowings	1,188,390	754,777	433,613	57.4
FHLB advances and other long-term debt	987,416	992,279	(4,863)	(0.5)
Other liabilities	435,171	311,364	123,807	39.8
Total Liabilities	18,999,872	18,434,579	565,293	3.1
Total Shareholders’ Equity	2,308,798	2,247,573	61,225	2.7
Total Liabilities and Shareholders’ Equity	$21,308,670	$20,682,152	$626,518	3.0%

Cash and Cash Equivalents

The $53.1 million, or 11.9%, increase in cash and cash equivalents mainly resulted from additional collateral required to be posted with counterparties for commercial loan interest rate swaps.

FRB and FHLB Stock

FRB and FHLB stock increased $18.0 million, or 22.7%, due to a $10.7 million increase in FRB stock and a $7.3 million increase in FHLB stock.

Loans Held for Sale

Loans held for sale increased $18.7 million, or 68.8%, as a result of a higher volume of originations and the timing of loan sales during the first six months of 2019.

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Available for Sale
U.S. Government sponsored agency securities	$—	$31,632	$(31,632)	N/M %
State and municipal securities	316,334	279,095	37,239	13.3
Corporate debt securities	197,422	109,533	87,889	80.2
Collateralized mortgage obligations	899,117	832,080	67,037	8.1
Residential mortgage-backed securities	329,275	463,344	(134,069)	(28.9)
Commercial mortgage-backed securities	440,281	261,616	178,665	68.3
Auction rate securities	103,365	102,994	371	0.4
Total available for sale securities	$2,285,794	$2,080,294	$205,500	9.9%

Held to Maturity
State and municipal securities	$155,861	$156,134	$(273)	(0.2)%
Residential mortgage-backed securities	411,703	450,545	(38,842)	(8.6)
Total held to maturity securities	$567,564	$606,679	$(39,115)	(6.4)%

Total Investment Securities	$2,853,358	$2,686,973	$166,385	6.2%
N/M - Not meaningful

Total available for sale investment securities increased $205.5 million, or 9.9%. Cash flows from maturities, sales and repayments of residential mortgage-backed securities, U.S. Government sponsored agency securities and securities with shorter expected durations were reinvested in other investment categories in order to diversify the portfolio into securities with longer expected durations to better manage the Corporation's asset-sensitive interest rate risk profile. Total held to maturity securities decreased $39.1 million, or 6.4%, as a result of principal repayments and premium amortization. There were no purchases of held to maturity securities during the six months ended June 30, 2019.

Loans and Leases

The following table presents ending balances of loans and leases outstanding, net of unearned income:

	June 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,497,973	$6,434,285	$63,688	1.0%
Commercial – industrial, financial and agricultural	4,365,248	4,404,548	(39,300)	(0.9)
Real estate – residential mortgage	2,451,966	2,251,044	200,922	8.9
Real estate – home equity	1,386,974	1,452,137	(65,163)	(4.5)
Real estate – construction	922,547	916,599	5,948	0.6
Consumer	452,874	419,186	33,688	8.0
Equipment lease financing and other	314,901	311,866	3,035	1.0
Overdrafts	3,187	2,774	413	14.9
Loans and leases	16,395,670	16,192,439	203,231	1.3
Unearned income	(27,212)	(26,639)	(573)	2.2
Loans and leases, net of unearned income	$16,368,458	$16,165,800	$202,658	1.3%

Loans and leases, net of unearned income, increased $202.7 million, or 1.3%, in comparison to December 31, 2018. Residential mortgage loans increased $200.9 million, or 8.9%, compared to December 31, 2018, with the growth primarily occurring in Maryland ($60.6 million, or 14.0%), Virginia ($84.7 million, or 14.3%), Pennsylvania ($57.0 million, or 7.4%) and Delaware ($7.6 million, or 8.3%).

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Approximately $7.4 billion, or 45.3%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2019. The Corporation's internal policy limits its maximum total lending commitment to an individual borrowing relationship to $55 million as of June 30, 2019. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

Commercial loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. As of June 30, 2019, shared national credits increased $11.9 million, or 17.6%, to $79.4 million, compared to $67.5 million as of December 31, 2018. The Corporation's shared national credits are to borrowers located in its geographic markets, and are granted subject to the Corporation's standard underwriting policies. None of the shared national credits were past due as of June 30, 2019 or December 31, 2018.

Provision and Allowance for Credit Losses

The following table presents the components of the allowance for credit losses:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Allowance for loan and lease losses	$170,233	$160,537
Reserve for unfunded lending commitments	6,708	8,873
Allowance for credit losses	$176,941	$169,410

Allowance for loan and lease losses to loans and leases outstanding	1.04%	0.99%
Allowance for credit losses to loans and leases outstanding	1.08%	1.05%

The following table presents the activity in the allowance for credit losses:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
	(dollars in thousands)
Average balance of loans and leases, net of unearned income	$16,316,076	$15,768,377	$16,255,562	$15,715,001

Balance of allowance for credit losses at beginning of period	$170,372	$176,019	$169,410	$176,084
Loans and leases charged off:
Commercial – industrial, financial and agricultural	1,895	38,632	4,682	42,637
Consumer	795	712	1,478	1,604
Real estate – commercial mortgage	230	366	1,375	633
Real estate – home equity	206	816	425	1,224
Real estate – residential mortgage	134	483	789	645
Real estate – construction	3	606	98	764
Equipment lease financing and other	448	545	1,233	1,050
Total loans and leases charged off	3,711	42,160	10,080	48,557
Recoveries of loans and leases previously charged off:
Commercial – industrial, financial and agricultural	2,680	541	3,923	1,616
Real estate – construction	1,245	444	1,329	750
Consumer	579	446	789	625
Real estate – home equity	223	271	420	477
Real estate – residential mortgage	211	96	343	203
Real estate – commercial mortgage	169	321	305	600
Equipment lease financing and other	148	152	377	362
Total recoveries	5,255	2,271	7,486	4,633
Net loans and leases (recovered) charged off	(1,544)	39,889	2,594	43,924
Provision for credit losses	5,025	33,117	10,125	37,087
Balance of allowance for credit losses at end of period	$176,941	$169,247	$176,941	$169,247

Net (recoveries) charge-offs to average loans and leases (annualized)	(0.04)%	1.01%	0.03%	0.56%
The provision for credit losses for the three months ended June 30, 2019 was $5.0 million, a decrease of $28.1 million in comparison to the same period in 2018. For the six months ended June 30, 2019, the provision for credit losses was $10.1 million, a $27.0 million decrease compared to the same period in 2018. Both periods of 2018 were impacted by the $36.8 million provision for credit losses related to the Commercial Relationship.
Net charge-offs decreased $41.4 million and $41.3 million for the three and six months ended June 30, 2019, respectively, primarily as a result of the $33.9 million charge-off related to the Commercial Relationship recorded during the second quarter of 2018. Annualized net recoveries as a percentage of average loans and leases for the second quarter of 2019 were 0.04% compared to annualized net charge-offs as a percentage of average loans and leases of 1.01% during the same period of 2018. For the six months ended June 30, 2019, annualized net charge-offs as a percentage of average loans and leases were 0.03% compared to 0.56% for the six months ended June 30, 2018.

The following table presents the changes in non-accrual loans and leases for the three and six months ended June 30, 2019:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended June 30, 2019
Balance of non-accrual loans and leases at March 31, 2019	$50,102	$29,339	$6,651	$15,493	$7,043	$—	$18,513	$127,141
Additions	3,076	18,039	65	1,394	1,116	795	128	24,613
Payments	(5,446)	(3,935)	(2,529)	(1,285)	(338)	—	(755)	(14,288)
Charge-offs	(1,895)	(230)	(3)	(134)	(206)	(795)	(128)	(3,391)
Transfers to accrual status	—	—	(17)	—	(159)	—	—	(176)
Transfers to OREO	—	—	—	(518)	(263)	—	—	(781)
Balance of non-accrual loans and leases at June 30, 2019	$45,837	$43,213	$4,167	$14,950	$7,193	$—	$17,758	$133,118

Six months ended June 30, 2019
Balance of non-accrual loans and leases at December 31, 2018	$50,149	$30,389	$7,390	$14,668	$6,707	$—	$19,269	$128,572
Additions	8,605	20,821	100	3,915	2,276	1,478	432	37,627
Payments	(7,662)	(5,779)	(3,084)	(1,799)	(753)	—	(1,511)	(20,588)
Charge-offs	(4,682)	(1,375)	(98)	(789)	(425)	(1,478)	(432)	(9,279)
Transfers to accrual status	(573)	(163)	(17)	(57)	(334)	—	—	(1,144)
Transfers to OREO	—	(680)	(124)	(988)	(278)	—	—	(2,070)
Balance of non-accrual loans and leases at June 30, 2019	$45,837	$43,213	$4,167	$14,950	$7,193	$—	$17,758	$133,118

Non-accrual loans increased $4.5 million, or 3.5%, in comparison to December 31, 2018, as a result of additions to non-accrual, partially offset by payments, charge-offs and transfers to accrual status and other real estate owned ("OREO").

The following table summarizes non-performing loans and leases, by type, as of the indicated dates:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial – industrial, financial and agricultural	$47,259	$51,269
Real estate – commercial mortgage	43,850	32,153
Real estate – residential mortgage	21,658	19,101
Real estate – home equity	11,996	9,769
Real estate – construction	4,633	7,390
Consumer	382	409
Equipment lease financing	17,938	19,587
Total non-performing loans and leases	$147,716	$139,678

Non-performing loans and leases increased $8.0 million, or 5.8%, in comparison to December 31, 2018. Non-performing loans and leases as a percentage of total loans and leases were 0.90% at June 30, 2019 in comparison to 0.86% at December 31, 2018.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Non-accrual loans and leases	$133,118	$128,572
Loans and leases 90 days or more past due and still accruing	14,598	11,106
Total non-performing loans and leases	147,716	139,678
OREO	7,241	10,518
Total non-performing assets	$154,957	$150,196
Non-accrual loans and leases to total loans and leases	0.81%	0.80%
Non-performing assets to total assets	0.73%	0.73%
Allowance for loan and lease losses to non-performing loans and leases	115.2%	114.9%
Allowance for credit losses to non-performing loans and leases	119.8%	121.3%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	June 30, 2019	December 31, 2018
	(in thousands)
Real-estate - residential mortgage	$22,389	$24,102
Real estate - home equity	16,389	16,665
Real-estate - commercial mortgage	16,680	15,685
Commercial	5,744	5,143
Consumer	9	10
Total accruing TDRs	61,211	61,605
Non-accrual TDRs (1)	29,958	28,659
Total TDRs	$91,169	$90,264
(1) Included with non-accrual loans and leases in the preceding table.

During the first six months of 2019, $3.5 million of TDRs that were modified in the previous 12 months had a payment default, which is defined as a single missed scheduled payment subsequent to modification.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	June 30, 2019	December 31, 2018
	(in thousands)
Residential properties	$2,036	$3,665
Commercial properties	2,980	4,127
Undeveloped land	2,225	2,726
Total OREO	$7,241	$10,518

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

Total internally risk-rated loans were $11.7 billion as of both June 30, 2019 and December 31, 2018. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans by banking regulators) or Substandard or lower (considered "classified" loans by banking regulators), by class segment.

	Special Mention		Increase (Decrease)		Substandard or lower		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2019	December 31, 2018	$	%	June 30, 2019	December 31, 2018	$	%	June 30, 2019	December 31, 2018
	(dollars in thousands)
Real estate - commercial mortgage	$162,425	$170,827	$(8,402)	(4.9)%	$161,665	$133,995	$27,670	20.7%	$324,090	$304,822
Commercial - secured	182,569	193,470	(10,901)	(5.6)	171,856	129,026	42,830	33.2	354,425	322,496
Commercial - unsecured	4,972	4,016	956	23.8	2,369	3,963	(1,594)	(40.2)	7,341	7,979
Total Commercial - industrial, financial and agricultural	187,541	197,486	(9,945)	(5.0)	174,225	132,989	41,236	31.0	361,766	330,475
Construction - commercial residential	3,082	6,912	(3,830)	(55.4)	3,959	6,881	(2,922)	(42.5)	7,041	13,793
Construction - commercial	731	1,163	(432)	(37.1)	3,197	2,533	664	26.2	3,928	3,696
Total real estate - construction (excluding construction - other)	3,813	8,075	(4,262)	(52.8)	7,156	9,414	(2,258)	(24.0)	10,969	17,489
Total	$353,779	$376,388	$(22,609)	(6.0)%	$343,046	$276,398	$66,648	24.1%	$696,825	$652,786

% of total risk-rated loans	3.0%	3.2%			2.9%	2.4%			6.0%	5.6%

Goodwill and Intangible Assets

Goodwill and intangible assets increased $3.7 million, or 0.7%, as a result of the acquisition of a wealth management business with approximately $250 million in assets under management or administration, which was completed in January 2019.

Other Assets

Other assets increased $165.0 million, or 24.6%, primarily as a result of the implementation of Accounting Standards Codification ("ASC") Update 2016-02, which required the Corporation to recognize a right-of-use ("ROU") asset for operating leases where the Corporation is the lessee. As of June 30, 2019, the ROU asset was $104.0 million. The remaining increase in other assets resulted from net changes in the fair values of commercial loan interest rate swaps. See Note 6, "Leases," in the Notes to Consolidated Financial Statements.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

	June 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,226,404	$4,310,105	$(83,701)	(1.9)%
Interest-bearing demand	4,083,615	4,240,974	(157,359)	(3.7)
Savings and money market accounts	4,938,998	4,926,937	12,061	0.2
Total demand and savings	13,249,017	13,478,016	(228,999)	(1.7)
Brokered deposits	246,116	176,239	69,877	39.6
Time deposits	2,893,762	2,721,904	171,858	6.3
Total deposits	$16,388,895	$16,376,159	$12,736	0.0%

Total demand and savings accounts decreased $229.0 million, or 1.7%, due to a $191.7 million, or 8.1%, seasonal decrease in municipal accounts, and a $49.1 million, or 0.7%, decrease in consumer accounts, partially offset by a $15.3 million, or 0.3%, increase in business accounts.

Brokered deposits increased $69.9 million, or 39.6%, the result of the introduction of new brokered deposit programs which began in 2018. Time deposits increased $171.9 million, or 6.3%, primarily due to promotional rate offerings.

The following table presents ending borrowings, by type, as of the dates indicated:

	June 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$338,390	$369,777	$(31,387)	(8.5)%
Federal funds purchased	200,000	—	200,000	N/M
Short-term FHLB advances and other borrowings (2)	650,000	385,000	265,000	68.8
Total short-term borrowings	1,188,390	754,777	433,613	57.4
FHLB advances and other long-term debt:
FHLB advances	596,948	601,978	(5,030)	(0.8)
Other long-term debt	390,468	390,301	167	—
Total FHLB advances and other long-term debt	987,416	992,279	(4,863)	(0.5)
Total borrowings	$2,175,806	$1,747,056	$428,750	24.5%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with an original maturity term of less than one year.
N/M - Not meaningful

Total short borrowings increased $433.6 million, or 57.4%, due to a $265.0 million, or 68.8%, increase in short-term FHLB advances and other borrowings, partially offset by a $31.4 million, or 8.5% decrease in short-term customer funding. The increase in total borrowings provided additional funding to support growth in investment securities and loans and leases in excess of deposit growth.

Other Liabilities

Other liabilities increased $123.8 million, or 39.8%, primarily as a result of the implementation of ASC Update 2016-02, which required the Corporation to recognize a lease liability, which was $111.0 million at June 30, 2019, for operating leases where the Corporation is the lessee. See also Note 6, "Leases," in the Notes to Consolidated Financial Statements.

Shareholders' Equity

Total shareholders’ equity increased $61.2 million during the first six months of 2019. The increase was due primarily to $116.4 million of net income, a $46.9 million increase in accumulated other comprehensive income, mainly due to improvements in fair values of available for sale securities, $3.3 million of stock-based compensation awards, and $1.7 million of stock issued, partially offset by $63.4 million of common stock repurchases and $43.7 million of common stock cash dividends.

In November 2018, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. As of March 31, 2019, the Corporation had repurchased approximately 4.5 million shares under this program for a total cost of $69.6 million, or $15.51 per share. During the second quarter of 2019, the Corporation repurchased 330,178 additional shares under this program for a total cost of approximately $5.5 million, or $16.51 per share, completing this program.

In March 2019, the Corporation's board of directors approved an additional share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.5% of its outstanding shares, through December 31, 2019. During the second quarter of 2019, the Corporation repurchased approximately 3.1 million shares under this program for a total cost of approximately $52.0 million, or $16.67 per share. Up to an additional $48.0 million of the Corporation's common stock may be repurchased under this program through December 31, 2019.

Total commissions and fees paid on stock repurchases during the first six months of 2019 were $76,500. Under the repurchase programs, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

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

As of June 30, 2019, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of June 30, 2019, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There are no conditions or events since June 30, 2019 that management believes have changed the institutions’ capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2019	December 31, 2018	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	12.4%	12.8%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.0%	10.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.0%	10.2%	4.5%	7.0%
Tier I Capital (to Average Assets)	8.7%	9.0%	4.0%	4.0%

The decreases in regulatory capital ratios from December 31, 2018 to June 30, 2019 were mainly due to share repurchases.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of June 30, 2019 (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+300 bp	+ $62.6 million	9.3%
+200 bp	+ $43.3 million	6.4%
+100 bp	+ $22.3 million	3.3%
–100 bp	– $35.9 million	– 5.3%
–200 bp	– $78.7 million	– 11.7%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of June 30, 2019, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

Each of the Corporation’s subsidiary banks is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2019, the Corporation had $1.2 billion of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $2.3 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2019, the Corporation had aggregate federal funds lines of $1.5 billion, with $200.0 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2019, the Corporation had $312 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2019 generated $78.8 million of cash, mainly due to net income. Cash used in investing activities was $362.5 million, mainly due to net increases in investments and loans. Net cash provided by financing activities was $336.8 million due mainly to increases in short-term borrowings, time deposits and long-term debt, partially offset by decreases in demand and savings deposits.

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

State and Municipal Securities

As of June 30, 2019, the Corporation owned state and municipal securities issued by various states or municipalities with a total cost basis of $463.8 million and a fair value of $480.9 million, which includes both available for sale and held to maturity securities. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2019, approximately 98% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 67% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of June 30, 2019, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $103.4 million.

As of June 30, 2019, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2019, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At June 30, 2019, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of June 30, 2019, these securities had an amortized cost of $194.9 million and an estimated fair value of $197.4 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2019 to April 30, 2019	1,204,700	$16.75	1,204,700	$85,272,197
May 1, 2019 to May 31, 2019	1,774,105	16.81	1,774,105	55,452,507
June 1, 2019 to June 30, 2019	470,000	15.83	470,000	48,013,159

On November 20, 2018, the Corporation announced that its board of directors had approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. As of March 31, 2019, the Corporation had repurchased approximately 4.5 million shares under this program for a total cost of $69.6 million, or $15.51 per share. During the second quarter of 2019, the Corporation repurchased 330,178 additional shares under this program for a total cost of approximately $5.5 million, or $16.51 per share, completing this program.

On March 19, 2019, the Corporation announced that its board of directors had approved an additional share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.5% of its outstanding shares, through December 31, 2019. During the second quarter of 2019, the Corporation repurchased approximately 3.1 million shares under this program for a total cost of approximately $52.0 million, or $16.67 per share. Up to an additional $48.0 million of the Corporation's common stock may be repurchased under this program through December 31, 2019. Under the repurchase programs, repurchased shares were added to treasury stock, at cost.

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

FULTON FINANCIAL CORPORATION

Date:	August 7, 2019	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	August 7, 2019	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer