Form 10-Q
period 2019-09-30
FULTON FINANCIAL CORP
filed 2019-11-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019, or

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
Common Stock, $2.50 Par Value –164,122,000 shares outstanding as of October 31, 2019.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and due from banks	$120,671	$103,436
Interest-bearing deposits with other banks	477,942	342,251
Cash and cash equivalents	598,613	445,687
Federal Reserve Bank and Federal Home Loan Bank stock	94,557	79,283
Loans held for sale	33,945	27,099
Investment securities:
Available for sale, at estimated fair value	2,315,541	2,080,294
Held to maturity, at amortized cost	390,069	606,679
Loans and leases, net of unearned income	16,686,866	16,165,800
Less: Allowance for loan and lease losses	(166,135)	(160,537)
Net loans and leases	16,520,731	16,005,263
Premises and equipment	237,344	234,529
Accrued interest receivable	60,447	58,879
Goodwill and intangible assets	534,178	531,556
Other assets	918,193	612,883
Total Assets	$21,703,618	$20,682,152
LIABILITIES
Deposits:
Noninterest-bearing	$4,240,478	$4,310,105
Interest-bearing	13,102,239	12,066,054
Total Deposits	17,342,717	16,376,159
Short-term borrowings	832,860	754,777
Accrued interest payable	9,622	10,529
Other liabilities	467,689	300,835
Federal Home Loan Bank advances and long-term debt	726,714	992,279
Total Liabilities	19,379,602	18,434,579
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 222.4 million shares issued in 2019 and 221.8 million issued in 2018	555,888	554,377
Additional paid-in capital	1,496,657	1,489,703
Retained earnings	1,059,517	946,032
Accumulated other comprehensive gain (loss)	6,081	(59,063)
Treasury stock, at cost, 58.3 million shares in 2019 and 51.6 million shares in 2018	(794,127)	(683,476)
Total Shareholders’ Equity	2,324,016	2,247,573
Total Liabilities and Shareholders’ Equity	$21,703,618	$20,682,152

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
INTEREST INCOME
Loans and leases, including fees	$186,001	$175,068	$558,055	$503,029
Investment securities:
Taxable	15,565	13,956	46,935	41,039
Tax-exempt	3,673	3,035	10,222	8,933
Loans held for sale	466	388	1,056	888
Other interest income	2,709	1,601	6,879	4,016
Total Interest Income	208,414	194,048	623,147	557,905
INTEREST EXPENSE
Deposits	35,737	23,819	97,974	59,553
Short-term borrowings	4,156	2,002	12,200	7,079
Federal Home Loan Bank advances and long-term debt	7,260	8,100	23,854	23,761
Total Interest Expense	47,153	33,921	134,028	90,393
Net Interest Income	161,260	160,127	489,119	467,512
Provision for credit losses	2,170	1,620	12,295	38,707
Net Interest Income After Provision for Credit Losses	159,090	158,507	476,824	428,805
NON-INTEREST INCOME
Wealth management	13,867	13,066	41,259	38,740
Commercial banking	18,284	17,540	51,489	47,928
Consumer banking	13,333	12,665	37,077	36,005
Mortgage banking	6,658	4,896	18,023	14,252
Other	3,179	2,852	8,298	9,040
Non-Interest Income Before Investment Securities Gains	55,321	51,019	156,146	145,965
Investment securities gains, net	4,492	14	4,733	37
Total Non-Interest Income	59,813	51,033	160,879	146,002
NON-INTEREST EXPENSE
Salaries and employee benefits	78,211	76,770	234,959	227,457
Net occupancy	12,368	12,578	39,746	38,970
Other outside services	12,163	9,122	31,774	24,814
Data processing and software	11,590	10,157	33,211	31,083
Prepayment penalty on FHLB advances	4,326	—	4,326	—
Equipment	3,459	3,000	10,100	9,968
Professional fees	3,331	3,427	10,261	10,615
Marketing	3,322	2,692	8,345	7,277
State Taxes	2,523	2,707	7,005	7,463
Amortization of tax credit investments	1,533	1,637	4,516	4,911
Intangible amortization	1,071	—	1,285	—
FDIC insurance	239	2,814	5,603	8,430
Other	12,634	10,509	37,631	34,431
Total Non-Interest Expense	146,770	135,413	428,762	405,419
Income Before Income Taxes	72,133	74,127	208,941	169,388
Income taxes	10,025	8,494	30,391	19,078
Net Income	$62,108	$65,633	$178,550	$150,310
PER SHARE:
Net Income (Basic)	$0.38	$0.37	$1.06	$0.86
Net Income (Diluted)	0.37	0.37	1.06	0.85
Cash Dividends	0.13	0.12	0.39	0.36
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Net Income	$62,108	$65,633	$178,550	$150,310
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	18,029	(12,531)	63,244	(46,806)
Reclassification adjustment for securities gains included in net income	(3,498)	(11)	(3,686)	(30)
Amortization of net unrealized losses on available for sale securities transferred to held to maturity	3,430	791	5,425	791
Non-credit related unrealized (loss) gain on other-than-temporarily impaired debt securities	—	—	(682)	232
Amortization of net unrecognized pension and postretirement income	277	369	843	1,248
Other Comprehensive Income (Loss)	18,238	(11,382)	65,144	(44,565)
Total Comprehensive Income	$80,346	$54,251	$243,694	$105,745

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2019
Balance at June 30, 2019	166,903	$555,690	$1,493,628	$1,018,736	$(12,157)	$(747,099)	$2,308,798
Net income				62,108			62,108
Other comprehensive income					18,238		18,238
Stock issued	157	198	919			1,043	2,160
Stock-based compensation awards			2,110				2,110
Acquisition of treasury stock	(3,024)					(48,071)	(48,071)
Common stock cash dividends - $0.13 per share				(21,327)			(21,327)
Balance at September 30, 2019	164,036	$555,888	$1,496,657	$1,059,517	$6,081	$(794,127)	$2,324,016

Three months ended September 30, 2018
Balance at June 30, 2018	175,847	$553,958	$1,484,185	$871,192	$(73,258)	$(590,292)	$2,245,785
Net income				65,633			65,633
Other comprehensive loss					(11,382)		(11,382)
Stock issued	147	188	1,121			922	2,231
Stock-based compensation awards	25	62	1,823				1,885
Common stock cash dividends - $0.12 per share				(21,138)			(21,138)
Balance at September 30, 2018	176,019	$554,208	$1,487,129	$915,687	$(84,640)	$(589,370)	$2,283,014

Nine months ended September 30, 2019
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income				178,550			178,550
Other comprehensive income					65,144		65,144
Stock issued	701	1,511	1,496			806	3,813
Stock-based compensation awards			5,458				5,458
Acquisition of treasury stock	(6,849)					(111,457)	(111,457)
Common stock cash dividends - $0.39 per share				(65,065)			(65,065)
Balance at September 30, 2019	164,036	$555,888	$1,496,657	$1,059,517	$6,081	$(794,127)	$2,324,016

Nine months ended September 30, 2018
Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				150,310			150,310
Other comprehensive loss					(44,565)		(44,565)
Stock issued	833	1,936	2,773			39	4,748
Stock-based compensation awards	16	40	5,967				6,007
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.36 per share				(63,343)			(63,343)
Balance at September 30, 2018	176,019	$554,208	$1,487,129	$915,687	$(84,640)	$(589,370)	$2,283,014

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$178,550	$150,310
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,295	38,707
Depreciation and amortization of premises and equipment	20,984	21,423
Amortization of tax credit investments	24,608	25,093
Net amortization of investment securities premiums	6,861	6,153
Investment securities gains, net	(4,733)	(37)
Gain on sales of mortgage loans held for sale	(13,822)	(10,158)
Proceeds from sales of mortgage loans held for sale	672,314	608,561
Originations of mortgage loans held for sale	(665,338)	(594,398)
Intangible amortization	1,285	—
Amortization of issuance costs and discounts on long-term debt	632	606
Stock-based compensation	5,458	6,007
Other changes, net	(195,560)	(19,576)
Total adjustments	(135,016)	82,381
Net cash provided by operating activities	43,534	232,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	697,634	54,638
Proceeds from principal repayments and maturities of securities held to maturity	62,320	15,475
Proceeds from principal repayments and maturities of securities available for sale	169,380	237,624
Purchase of securities available for sale	(838,634)	(459,799)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(15,274)	(5,165)
Net increase in loans and leases	(529,974)	(200,526)
Net purchases of premises and equipment	(23,799)	(29,857)
Net cash paid for acquisition	(3,907)	—
Net change in tax credit investments	(14,715)	(47,096)
Net cash used in by investing activities	(496,969)	(434,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	627,958	342,080
Net increase in time deposits	338,600	109,402
Increase (decrease) in short-term borrowings	78,083	(131,959)
Additions to long-term debt	305,000	50,000
Repayments of long-term debt	(571,197)	(100,122)
Net proceeds from issuance of common stock	3,813	4,748
Dividends paid	(64,439)	(61,539)
Acquisition of treasury stock	(111,457)	—
Net cash provided by financing activities	606,361	212,610
Net Increase in Cash and Cash Equivalents	152,926	10,595
Cash and Cash Equivalents at Beginning of Period	445,687	402,096
Cash and Cash Equivalents at End of Period	$598,613	$412,691
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$134,935	$88,559
Income taxes	7,966	8,178
Supplemental schedule of certain noncash activities:
Transfer of available for sale securities to held to maturity securities	$—	$641,672
Transfer of held to maturity securities to available for sale securities	158,898	—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Fulton Financial Corporation (the "Corporation") have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the U.S. Securities and Exchange Commission ("SEC").

Recently Adopted Accounting Standards

ASC Update 2016-02 - In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC Update 2016-02, "Leases (Topic 842)." This standards update requires a lessee to recognize for all leases with an initial term greater than twelve months: (1) a "right-of-use" ("ROU") asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, each measured on a discounted basis. This standards update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Corporation adopted ASC Update 2016-02 in the first quarter of 2019 using the alternative transition method, which eliminates the requirement to restate the earliest prior period presented in an entity’s financial statements. As such, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

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

ASC Update 2019-04 - In April 2019, the FASB issued ASC Update 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." The Corporation adopted this standard in the third quarter of 2019, which permitted the one-time reclassification of certain held to maturity investment securities to available for sale under Topic 815, specific to the transition guidance of ASU update 2017-12, which the Corporation adopted on January 1, 2019. See “Note 3 - Investment Securities” for additional information on this reclassification. The portion of this standards update related to codification improvements specific to Topic 326 will be implemented upon the Corporation’s adoption of ASU 2016-13 in the first quarter of 2020. Additional codification improvements to Topic 825, specifically ASU 2016-01, which the Corporation adopted as of January 1, 2018, did not have an impact on the Company’s Consolidated Financial Statements.

Recently Issued Accounting Standards

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASC Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The new impairment model prescribed by this standards update applies to all financial assets (i.e., loans and held to maturity investments) and certain off-balance sheet credit exposures. The recognition of credit losses will be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are incurred under current GAAP. This update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This adjustment will also be recognized in regulatory capital. This update is effective for interim and annual reporting periods beginning after December 15, 2019 (January 1, 2020 for the Corporation). Early adoption is permitted.

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
The allowance for credit losses ("ACL") will be based on the Corporation’s historical loss experience, borrower characteristics, forecasts of future economic conditions and other relevant factors.

The Corporation will use models and other loss estimation techniques that are responsive to changes in forecasted economic conditions, to interpret borrower and economic factors in order to estimate the ACL. The Corporation will also apply qualitative factors to account for information that may not be reflected in quantitatively derived results, or other relevant factors to ensure the ACL reflects the best estimate of current expected credit losses.

Preliminary expected loss estimates have been determined and continue to be validated and reviewed. The Corporation believes that the total allowance for credit losses will increase at the adoption date and that the magnitude of the increase will depend on the composition, characteristics and quality of its loan portfolio and its off-balance sheet credit exposures, as well as the prevailing economic conditions and forecasts as of the adoption date.

The Corporation will continue to make refinements to its expected credit loss estimates throughout the remainder of 2019, including refinement of certain models, estimation techniques and the finalization of the operational and control structure supporting the end-to-end process.

The Corporation will be adopting the option to phase in over a three-year period the day-one impact of this standards update on regulatory capital afforded to it in the Final Rule published in the Federal Register on February 14, 2019 by Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation.

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
Fourth Quarter of 2019, in connection with the annual impairment test
The Corporation does not expect the adoption of this update to have a material impact on its Consolidated Financial Statements. The Corporation has not needed to perform Step 2 since its impairment test completed in 2012.

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

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Corporation’s subsidiary bank, Fulton Bank, N.A. is required to maintain reserves against its deposit liabilities. These reserves are in the form of cash and balances with the Federal Reserve Bank ("FRB"), included in "interest-bearing deposits with other banks." The amounts of such reserves as of September 30, 2019 and December 31, 2018 were $134.0 million and $156.8 million, respectively.

In addition, collateral is posted by the Corporation with counterparties to secure derivative and other contracts, which is included in "interest-bearing deposits with other banks." The amounts of such collateral as of September 30, 2019 and December 31, 2018 were $243.3 million and $45.1 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
State and municipal securities	$530,448	$17,000	$(104)	$547,344
Corporate debt securities	353,771	7,030	(2,395)	358,406
Collateralized mortgage obligations	686,577	14,120	(98)	700,599
Residential mortgage-backed securities	183,696	1,162	(1,073)	183,785
Commercial mortgage-backed securities	413,011	9,145	(47)	422,109
Auction rate securities	107,410	—	(4,112)	103,298
Total	$2,274,913	$48,457	$(7,829)	$2,315,541

Held to Maturity
Residential mortgage-backed securities	390,069	13,888	—	403,957
Total	$390,069	$13,888	$—	$403,957

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	$31,586	$185	$(139)	$31,632
State and municipal securities	282,383	2,178	(5,466)	279,095
Corporate debt securities	111,454	1,432	(3,353)	109,533
Collateralized mortgage obligations	841,294	2,758	(11,972)	832,080
Residential mortgage-backed securities	476,973	1,583	(15,212)	463,344
Commercial mortgage-backed securities	264,165	524	(3,073)	261,616
Auction rate securities	107,410	—	(4,416)	102,994
Total	$2,115,265	$8,660	$(43,631)	$2,080,294

Held to Maturity
State and municipal securities	$156,134	$1,166	$(93)	$157,207
Residential mortgage-backed securities	450,545	3,667	—	454,212
Total	$606,679	$4,833	$(93)	$611,419

On July 1, 2019, the Corporation transferred state and municipal securities from the held to maturity classification to the available for sale classification as permitted through the early adoption of ASU 2019-04, as disclosed in "Note 1 - Basis of Presentation."

The amortized cost of the securities transferred was $158.9 million and the estimated fair value was $168.5 million. The Corporation still has the positive intent and ability to hold the remainder of the held to maturity portfolio (residential mortgage-backed securities) to maturity.

Securities carried at $391.5 million at September 30, 2019 and $973.4 million at December 31, 2018, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of September 30, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$3,722	$3,722	$—	$—
Due from one year to five years	38,518	39,747	—	—
Due from five years to ten years	332,514	337,519	—	—
Due after ten years	616,875	628,060	—	—
	991,629	1,009,048	—	—
Residential mortgage-backed securities(1)	183,696	183,785	390,069	403,957
Commercial mortgage-backed securities(1)	413,011	422,109	—	—
Collateralized mortgage obligations(1)	686,577	700,599	—	—
Total	$2,274,913	$2,315,541	$390,069	$403,957

(1) Mortgage-backed securities and collateralized mortgage obligations do not have stated maturities and are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of investment securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended September 30, 2019	(in thousands)
Debt securities	$7,938	$(3,446)	$4,492
Total	$7,938	$(3,446)	$4,492
Three months ended September 30, 2018
Debt securities	$116	$(102)	$14
Total	$116	$(102)	$14

Nine months ended September 30, 2019
Debt securities	$11,207	$(6,474)	$4,733
Total	$11,207	$(6,474)	$4,733
Nine months ended September 30, 2018
Equity securities	$9	$—	$9
Debt securities	1,656	(1,628)	28
Total	$1,665	$(1,628)	$37

The following table presents a summary of the cumulative credit related other-than-temporary impairment charges, recognized as components of earnings, for debt securities held by the Corporation at September 30, 2019 and 2018:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(in thousands)
Balance of cumulative credit losses on debt securities, beginning of period	$(990)	$(11,510)	$(11,510)	$(11,510)
Reductions for securities sold during the period	—	—	10,520	—
Balance of cumulative credit losses on debt securities, end of period	$(990)	$(11,510)	$(990)	$(11,510)

The following table presents the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018:

September 30, 2019	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale		(in thousands)
State and municipal securities	5	$17,058	$(104)	—	$—	$—	$17,058	$(104)
Corporate debt securities	9	72,569	(313)	13	25,729	(2,082)	98,298	(2,395)
Collateralized mortgage obligations	4	5,734	(2)	5	5,886	(96)	11,620	(98)
Residential mortgage-backed securities	3	9,159	(29)	28	135,616	(1,044)	144,775	(1,073)
Commercial mortgage-backed securities	1	11,843	(47)	—	—	—	11,843	(47)
Auction rate securities	—	—	—	177	103,298	(4,112)	103,298	(4,112)
Total(1)	22	$116,363	$(495)	223	$270,529	$(7,334)	$386,892	$(7,829)

(1) No Held to Maturity investments were in an unrealized loss position at September 30, 2019.

December 31, 2018	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
U.S. Government sponsored agency securities	1	$4,961	$(31)	1	$5,770	$(108)	$10,731	$(139)
State and municipal securities	33	72,950	(1,292)	38	83,770	(4,174)	156,720	(5,466)
Corporate debt securities	8	24,419	(227)	14	25,642	(3,126)	50,061	(3,353)
Collateralized mortgage obligations	39	136,563	(1,050)	89	388,173	(10,922)	524,736	(11,972)
Residential mortgage-backed securities	17	18,220	(222)	110	402,779	(14,990)	420,999	(15,212)
Commercial mortgage-backed securities	1	9,778	(35)	25	197,326	(3,038)	207,104	(3,073)
Auction rate securities	—	—	—	177	102,994	(4,416)	102,994	(4,416)
Total	99	$266,891	$(2,857)	454	$1,206,454	$(40,774)	$1,473,345	$(43,631)
Held to Maturity
State and municipal securities	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)
Total	6	$20,601	$(93)	—	$—	$—	$20,601	$(93)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not consider these investments to be other-than-temporarily impaired as of September 30, 2019.

As of September 30, 2019, all of the auction rate securities ("ARCs") were rated above investment grade. Based on management’s evaluations, none of the ARCs were subject to any other-than-temporary impairment charges for the three and nine months ended

September 30, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

Based on management’s evaluations, no corporate debt securities were subject to any other-than-temporary impairment charges for the three and nine months ended September 30, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – Loans and Leases and Allowance for Credit Losses

Loans and Leases, Net of Unearned Income

Loans and leases, net of unearned income are summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Real-estate - commercial mortgage	$6,604,634	$6,434,285
Commercial - industrial, financial and agricultural	4,494,496	4,404,548
Real estate - residential mortgage	2,570,793	2,251,044
Real estate - home equity	1,346,115	1,452,137
Real estate - construction	913,644	916,599
Consumer	464,213	419,186
Equipment lease financing and other	316,880	311,866
Overdrafts	2,929	2,774
Loans and leases, gross of unearned income	16,713,704	16,192,439
Unearned income	(26,838)	(26,639)
Loans and leases, net of unearned income	$16,686,866	$16,165,800

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

The following table presents the components of the allowance for credit losses:

	September 30, 2019	December 31, 2018
	(in thousands)
Allowance for loan and lease losses	$166,135	$160,537
Reserve for unfunded lending commitments	6,662	8,873
Allowance for credit losses	$172,797	$169,410

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$176,941	$169,247	$169,410	$176,084
Loans and leases charged off	(10,128)	(6,883)	(20,208)	(55,440)
Recoveries of loans and leases previously charged off	3,814	3,842	11,300	8,475
Net loans and leases charged off	(6,314)	(3,041)	(8,908)	(46,965)
Provision for credit losses	2,170	1,620	12,295	38,707
Balance at end of period	$172,797	$167,826	$172,797	$167,826

The following table presents the activity in the allowance for loan and lease losses by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended September 30, 2019
Balance at June 30, 2019	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233
Loans and leases charged off	(394)	(7,181)	(498)	(533)	(45)	(877)	(600)	(10,128)
Recoveries of loans and leases previously charged off	444	2,311	132	440	164	216	107	3,814
Net loans and leases recovered (charged off)	50	(4,870)	(366)	(93)	119	(661)	(493)	(6,314)
Provision for loan and lease losses (1)	(5,529)	7,710	(662)	(109)	(664)	798	672	2,216
Balance at September 30, 2019	$49,380	$69,181	$17,953	$18,690	$4,383	$3,500	$3,048	$166,135
Three months ended September 30, 2018
Balance at June 30, 2018	$56,583	$59,045	$16,247	$14,504	$5,988	$1,699	$1,984	$156,050
Loans and leases charged off	(650)	(3,541)	(743)	(483)	(212)	(672)	(582)	(6,883)
Recoveries of loans and leases previously charged off	928	731	217	317	664	390	595	3,842
Net loans and leases recovered (charged off)	278	(2,810)	(526)	(166)	452	(282)	13	(3,041)
Provision for loan and lease losses (1)	(2,750)	(301)	2,890	3,774	(961)	1,429	720	4,801
Balance at September 30, 2018	$54,111	$55,934	$18,611	$18,112	$5,479	$2,846	$2,717	$157,810
Nine months ended September 30, 2019
Balance at December 31, 2018	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$160,537
Loans and leases charged off	(1,769)	(11,863)	(923)	(1,322)	(143)	(2,355)	(1,833)	(20,208)
Recoveries of loans and leases previously charged off	749	6,234	552	783	1,493	1,005	484	11,300
Net loans and leases recovered (charged off)	(1,020)	(5,629)	(371)	(539)	1,350	(1,350)	(1,349)	(8,908)
Provision for loan losses (1)	(2,489)	15,942	(587)	308	(2,028)	1,633	1,727	14,506
Balance at September 30, 2019	$49,380	$69,181	$17,953	$18,690	$4,383	$3,500	$3,048	$166,135
Nine months ended September 30, 2018
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$169,910
Loans and leases charged off	(1,283)	(46,178)	(1,967)	(1,128)	(976)	(2,276)	(1,632)	(55,440)
Recoveries of loans and leases previously charged off	1,528	2,347	694	520	1,414	1,015	957	8,475
Net loans and leases recovered (charged off)	245	(43,831)	(1,273)	(608)	438	(1,261)	(675)	(46,965)
Provision for loan losses (1)	(4,927)	33,485	1,757	2,632	(1,579)	2,062	1,435	34,865
Balance at September 30, 2018	$54,111	$55,934	$18,611	$18,112	$5,479	$2,846	$2,717	$157,810

(1)
The provision for loan and lease losses excluded a $46,000 and a $2.2 million decrease in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2019, respectively, and a $3.2 million decrease and a $3.8 million increase in the reserve for unfunded lending commitments for the three and nine months ended September 30, 2018, respectively.

The following table presents loans and leases, net of unearned income and their related allowance for loan and lease losses, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Allowance for loan and lease losses at September 30, 2019:
Collectively evaluated for impairment	$42,766	$58,722	$8,033	$9,678	$3,970	$3,495	$2,944	$129,608
Individually evaluated for impairment	6,614	10,459	9,920	9,012	413	5	104	36,527
	$49,380	$69,181	$17,953	$18,690	$4,383	$3,500	$3,048	$166,135

Loans and leases, net of unearned income at September 30, 2019:
Collectively evaluated for impairment	$6,543,781	$4,453,062	$1,323,950	$2,533,295	$909,811	$464,206	$275,552	$16,503,657
Individually evaluated for impairment	60,853	41,434	22,165	37,498	3,833	7	17,419	183,209
	$6,604,634	$4,494,496	$1,346,115	$2,570,793	$913,644	$464,213	$292,971	$16,686,866

Allowance for loan and lease losses at September 30, 2018:
Collectively evaluated for impairment	$46,812	$47,028	$7,856	$8,369	$4,718	$2,841	$2,717	$120,341
Individually evaluated for impairment	7,299	8,906	10,755	9,743	761	5	—	37,469
	$54,111	$55,934	$18,611	$18,112	$5,479	$2,846	$2,717	$157,810

Loans and leases, net of unearned income at September 30, 2018:
Collectively evaluated for impairment	$6,290,143	$4,235,953	$1,444,898	$2,133,718	$971,167	$390,700	$285,021	$15,751,600
Individually evaluated for impairment	47,841	52,870	24,254	39,830	8,690	8	—	173,493
	$6,337,984	$4,288,823	$1,469,152	$2,173,548	$979,857	$390,708	$285,021	$15,925,093

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

All loans and leases individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2019 and December 31, 2018, substantially all of the Corporation’s individually evaluated impaired loans and leases with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of September 30, 2019 and December 31, 2018, approximately 73% and 89%, respectively, of impaired loans and leases with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

When updated appraisals are not obtained for loans and leases evaluated for impairment that are secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and there has not been a significant deterioration in the collateral value since the original appraisal was performed. Original appraisals are typically used only when the estimated collateral value, as adjusted for the age of the appraisal, results in a current loan-to-value ratio that is lower than the Corporation's loan-to-value requirements for new loans, generally less than 70%.

The following table presents total impaired loans and leases by class segment:

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$31,305	$29,156	$—	$25,095	$23,481	$—
Commercial	27,060	21,617	—	33,493	26,585	—
Real estate - residential mortgage	4,531	4,368	—	3,149	3,149	—
Construction	6,449	2,598	—	8,980	5,083	—
Equipment lease financing	19,269	17,003	—	19,269	19,268	—
	88,614	74,742	—	89,986	77,566	—
With a related allowance recorded:
Real estate - commercial mortgage	38,393	31,697	6,614	29,005	22,592	7,255
Commercial	29,146	19,817	10,459	37,706	28,708	12,513
Real estate - residential mortgage	37,559	33,130	9,012	39,972	35,621	9,394
Real estate - home equity	25,317	22,165	9,920	26,599	23,373	10,370
Real estate - construction	4,724	1,235	413	5,984	2,307	793
Consumer	7	7	5	11	11	7
Equipment lease financing	416	416	104	—	—	—
	135,562	108,467	36,527	139,277	112,612	40,332
Total	$224,176	$183,209	$36,527	$229,263	$190,178	$40,332

As of September 30, 2019 and December 31, 2018, there were $74.7 million and $77.6 million, respectively, of impaired loans and leases that did not have a related allowance for loan and lease losses. The estimated fair values of the collateral securing these loans and leases exceeded their carrying amount, or the loans and leases were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans and leases by class segment:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)	Average Recorded Investment	Interest Income (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$29,865	$94	$26,051	$94	$27,028	$291	$25,702	$274
Commercial	22,603	30	30,157	66	24,670	92	35,098	208
Real estate - residential mortgage	4,384	26	3,182	20	3,761	69	3,872	71
Real estate -construction	2,601	—	6,845	—	3,827	—	7,408	—
Equipment lease financing	17,381	—	—	—	18,136	—	—	—
	76,834	150	66,235	180	77,422	452	72,080	553
With a related allowance recorded:
Real estate - commercial mortgage	30,508	96	23,734	85	25,837	268	24,727	260
Commercial	23,906	32	23,687	51	26,373	101	23,934	149
Real estate - home equity	22,874	210	24,628	202	23,237	655	24,690	581
Real estate - residential mortgage	33,035	198	36,396	227	34,535	638	36,578	671
Real estate -construction	1,399	—	2,061	—	1,683	—	2,778	—
Consumer	8	—	10	—	10	—	18	—
Equipment lease financing	208	—	—	—	104	—	—	—
	111,938	536	110,516	565	111,779	1,662	112,725	1,661
Total	$188,772	$686	$176,751	$745	$189,201	$2,114	$184,805	$2,214

(1)
All impaired loans and leases were either TDRs or non-accrual loans and leases. Interest income recognized for the three and nine months ended September 30, 2019 and 2018 represented amounts earned on accruing TDRs.

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

The following table presents internal credit risk ratings for the indicated loan class segments:

	Pass		Special Mention		Substandard or Lower		Total
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(dollars in thousands)
Real estate - commercial mortgage	$6,290,567	$6,129,463	$142,136	$170,827	$171,931	$133,995	$6,604,634	$6,434,285
Commercial - secured	3,926,856	3,902,484	198,592	193,470	184,584	129,026	4,310,032	4,224,980
Commercial - unsecured	175,761	171,589	5,082	4,016	3,621	3,963	184,464	179,568
Total commercial - industrial, financial and agricultural	4,102,617	4,074,073	203,674	197,486	188,205	132,989	4,494,496	4,404,548
Construction - commercial residential	112,163	104,079	2,871	6,912	3,627	6,881	118,661	117,872
Construction - commercial	707,290	723,030	719	1,163	2,704	2,533	710,713	726,726
Total construction (excluding Construction - other)	819,453	827,109	3,590	8,075	6,331	9,414	829,374	844,598
	$11,212,637	$11,030,645	$349,400	$376,388	$366,467	$276,398	$11,928,504	$11,683,431
% of Total	94.0%	94.4%	2.9%	3.2%	3.1%	2.4%	100.0%	100.0%

The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans and leases, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and equipment lease financing. For these loans and leases, the most relevant credit quality indicator is delinquency status. The migration of loans and leases through the various delinquency status categories is a significant component of the allowance for credit losses methodology for those loans and leases, which bases the probability of default on this migration.

The following table presents a summary of performing, delinquent and non-performing loans and leases for the indicated class segments:

	Performing		Delinquent (1)		Non-performing (2)		Total
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(dollars in thousands)
Real estate - home equity	$1,325,900	$1,431,666	$9,445	$10,702	$10,770	$9,769	$1,346,115	$1,452,137
Real estate - residential mortgage	2,526,551	2,202,955	24,092	28,988	20,150	19,101	2,570,793	2,251,044
Construction - other	82,787	71,511	1,296	—	187	490	84,270	72,001
Consumer - direct	64,066	55,629	641	338	94	66	64,801	56,033
Consumer - indirect	395,919	359,405	3,345	3,405	148	343	399,412	363,153
Total consumer	459,985	415,034	3,986	3,743	242	409	464,213	419,186
Equipment lease financing, other and overdrafts	274,239	267,112	1,066	1,302	17,666	19,587	292,971	288,001
	$4,669,462	$4,388,278	$39,885	$44,735	$49,015	$49,356	$4,758,362	$4,482,369
% of Total	98.1%	97.9%	0.9%	1.0%	1.0%	1.1%	100.0%	100.0%

(1)	Includes all accruing loans and leases 30 days to 89 days past due.

(2)	Includes all accruing loans and leases 90 days or more past due and all non-accrual loans and leases.
The following table presents non-performing assets:

	September 30, 2019	December 31, 2018
	(in thousands)
Non-accrual loans and leases	$124,287	$128,572
Loans and leases 90 days or more past due and still accruing	11,689	11,106
Total non-performing loans and leases	135,976	139,678
Other real estate owned (OREO)	7,706	10,518
Total non-performing assets	$143,682	$150,196

The following tables present past due status and non-accrual loans and leases by portfolio segment and class segment:

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total Past Due and Non-accrual	Current	Total
	(in thousands)
Real estate - commercial mortgage	$25,100	$4,292	$1,301	$44,409	$75,102	$6,529,532	$6,604,634
Commercial - secured	3,234	1,961	731	35,664	41,590	4,268,442	4,310,032
Commercial - unsecured	91	85	153	578	907	183,557	184,464
Total commercial - industrial, financial and agricultural	3,325	2,046	884	36,242	42,497	4,451,999	4,494,496
Real estate - home equity	7,063	2,382	4,122	6,648	20,215	1,325,900	1,346,115
Real estate - residential mortgage	17,801	6,291	4,414	15,736	44,242	2,526,551	2,570,793
Construction - commercial residential	1,326	—	479	3,627	5,432	113,229	118,661
Construction - commercial	392	—	—	19	411	710,302	710,713
Construction - other	1,296	—	—	187	1,483	82,787	84,270
Total real estate - construction	3,014	—	479	3,833	7,326	906,318	913,644
Consumer - direct	521	120	94	—	735	64,066	64,801
Consumer - indirect	2,890	455	148	—	3,493	395,919	399,412
Total consumer	3,411	575	242	—	4,228	459,985	464,213
Equipment lease financing, other and overdrafts	923	143	247	17,419	18,732	274,239	292,971
Total	$60,637	$15,729	$11,689	$124,287	$212,342	$16,474,524	$16,686,866

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Total Past Due and Non-accrual	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,206	$1,500	$1,765	$30,388	$45,859	$6,388,426	$6,434,285
Commercial - secured	5,227	938	1,068	49,299	56,532	4,168,448	4,224,980
Commercial - unsecured	1,598	—	51	851	2,500	177,068	179,568
Total commercial - industrial, financial and agricultural	6,825	938	1,119	50,150	59,032	4,345,516	4,404,548
Real estate - home equity	7,144	3,558	3,061	6,708	20,471	1,431,666	1,452,137
Real estate - residential mortgage	20,796	8,192	4,433	14,668	48,089	2,202,955	2,251,044
Construction - commercial residential	2,489	—	—	6,881	9,370	108,502	117,872
Construction - commercial	—	—	—	19	19	726,707	726,726
Construction - other	—	—	—	490	490	71,511	72,001
Total real estate - construction	2,489	—	—	7,390	9,879	906,720	916,599
Consumer - direct	267	71	66	—	404	55,629	56,033
Consumer - indirect	2,908	497	343	—	3,748	359,405	363,153
Total consumer	3,175	568	409	—	4,152	415,034	419,186
Equipment lease financing, other and overdrafts	1,005	297	319	19,268	20,889	267,112	288,001
Total	$53,640	$15,053	$11,106	$128,572	$208,371	$15,957,429	$16,165,800

The following table presents TDRs, by class segment:

	September 30, 2019	December 31, 2018
	(in thousands)
Real estate - residential mortgage	$21,762	$24,102
Real estate - commercial mortgage	16,444	15,685
Real estate - home equity	15,505	16,665
Commercial	5,192	5,143
Consumer	7	10
Total accruing TDRs	58,910	61,605
Non-accrual TDRs (1)	23,553	28,659
Total TDRs	$82,463	$90,264

(1)	Included in non-accrual loans and leases in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30				Nine months ended September 30
	2019		2018		2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	1	$830	4	$597	6	$2,263	6	$679
Real estate - commercial mortgage	1	81	—	—	1	81	—	—
Real estate - home equity	12	327	24	1,002	46	2,281	71	4,045
Commercial	3	97	2	913	13	4,928	13	10,325
Total	17	$1,335	30	$2,512	66	$9,553	90	$15,049

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. During the three and nine months ended September 30, 2019, restructured loan modifications of residential mortgages, home equity and commercial loans primarily included maturity date extensions, rate modifications and payment schedule modifications.

The following table presents TDRs, by class segment, as of September 30, 2019 and 2018 that were modified in the previous 12 months and had a post-modification payment default during the nine months ended September 30, 2019 and 2018. The Corporation defines a payment default as a single missed payment.

	2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	1	$231	6	$724
Real estate - commercial mortgage	—	—	2	452
Real estate - home equity	16	657	25	1,591
Commercial	4	190	4	5,042
Total	21	$1,078	37	$7,809

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in mortgage servicing rights ("MSRs"), which are included in other assets on the
Consolidated Balance Sheets:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,826	$37,894	$38,573	$37,663
Originations of mortgage servicing rights	2,499	2,018	5,585	5,247
Amortization	(1,970)	(1,684)	(4,803)	(4,682)
Balance at end of period	$39,355	$38,228	$39,355	$38,228

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. Accordingly, actual and expected prepayments of the underlying mortgage loans can impact the corresponding fair value of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $44.0 million and $50.2 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 6 – Leases

Effective January 1, 2019, the Corporation adopted ASC Update 2016-02, "Leases (Topic 842)," using the modified retrospective method of applying the new standard at the adoption date. In addition, the Corporation elected the package of practical expedients permitted under the transition guidance within the new standard as the lessee. This permitted the carry forward of the conclusions on lease identification, lease classification and initial direct costs. The Corporation also elected not to separate lease and non-lease components. Financial results for reporting periods beginning on or after January 1, 2019 are presented under the Topic 842 requirements, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance (Topic 840).

As a lessee, the majority of the operating lease portfolio consists of real estate leases for the Corporation's branches, land and office space. The operating leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less. The Corporation does not have any finance leases as lessee.

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease expense represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance and common area maintenance based on the Corporation's pro-rata share.

Sublease income consists mostly of operating leases for space within the Corporation's offices and branches.

The following table presents the components of lease expense, which is included in net occupancy expense on the Consolidated Statements of Income (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease expense	$4,654	$14,140
Variable lease expense	786	2,156
Sublease income	(239)	(610)
Total lease expense	$5,201	$15,686

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

Operating Leases	Balance Sheet Classification	September 30, 2019
ROU assets	Other assets	$104,746
Lease liabilities	Other liabilities	$111,617
Weighted average remaining lease term		8.3 years
Weighted average discount rate		3.05%

The discount rate used in determining the lease liability for each individual lease was the Federal Home Loan Bank ("FHLB") fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

Supplemental cash flow information related to operating leases was as follows (in thousands):

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$13,913
ROU assets obtained in exchange for lease obligations	115,681

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows (in thousands):

Year	Operating Leases
For the three months ending December 31, 2019	$6,304
2020	18,761
2021	17,623
2022	16,349
2023	14,094
Thereafter	54,809
Total lease payments	127,940
Less: imputed interest	(16,323)
Present value of lease liabilities	$111,617

As of September 30, 2019, the Corporation had not entered into any material leases that have not yet commenced.

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

For each of the derivatives, gross derivative assets and liabilities are recorded in other assets and other liabilities, respectively, on the Consolidated Balance Sheets. Related gains and losses on these derivative instruments are recorded in other changes, net on the Consolidated Statement of Cash Flows.

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. Fulton Bank, N.A. ("the Bank"), exceeds $10 billion in total assets and is required to clear all eligible interest rate swap contracts with a central counterparty. As a result, the Bank is subject to the regulations of the Commodity Futures Trading Commission ("CFTC").

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2019		December 31, 2018
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$179,038	$1,722	$101,700	$1,148
Negative fair values	5,647	(33)	1,646	(12)
Forward Commitments
Positive fair values	39,874	95	1,540	3
Negative fair values	96,000	(254)	83,562	(1,066)
Interest Rate Swaps with Customers
Positive fair values	2,947,777	193,405	1,185,144	33,258
Negative fair values	75,840	(186)	1,386,046	(30,769)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	75,840	186	1,386,046	28,143
Negative fair values	2,947,777	(104,544)	1,185,144	(16,338)
Foreign Exchange Contracts with Customers
Positive fair values	10,069	327	5,881	105
Negative fair values	1,691	(165)	9,690	(251)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	4,329	208	9,220	287
Negative fair values	11,953	(315)	6,831	(130)

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Category of Gain/ (Loss) Recognized in Income	Three months ended September 30		Nine months ended September 30
		2019	2018	2019	2018
		(in thousands)
Mortgage Banking Derivatives	Mortgage banking income	$843	$441	$1,457	$486
Interest rate swaps	Other expense	51	18	198	17
Foreign exchange contracts	Other income	10	(59)	44	(37)
Net fair value gains on derivative financial instruments		$904	$400	$1,699	$466

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the Consolidated Financial Statements as of the periods shown:

	September 30, 2019	December 31, 2018
	(in thousands)
Amortized cost	$33,427	$26,407
Fair value	33,945	27,099

Losses related to changes in fair values of mortgage loans held for sale were $499,000 and $334,000 for the three months ended September 30, 2019 and 2018, respectively, and $174,000 and $207,000, for the nine months ended September 30, 2019 and 2018, respectively.

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

The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified in short-term borrowings on the Consolidated Balance Sheets, while the securities underlying the repurchase agreements remain classified with available for sale ("AFS") investment securities on the Consolidated Balance Sheets. The Corporation does not enter into reverse repurchase agreements; therefore, there is no such offsetting to be done with the repurchase agreements.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the Consolidated Balance Sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
September 30, 2019
Interest rate swap derivative assets	$193,701	$(207)	$—	$193,494
Foreign exchange derivative assets with correspondent banks	196	(196)	—	—
Total	$193,897	$(403)	$—	$193,494

Interest rate swap derivative liabilities	$104,730	$(207)	$(104,523)	$—
Foreign exchange derivative liabilities with correspondent banks	314	(196)	—	118
Total	$105,044	$(403)	$(104,523)	$118

December 31, 2018
Interest rate swap derivative assets	$61,401	$(12,955)	$(23,270)	$25,176
Foreign exchange derivative assets with correspondent banks	287	(130)	—	157
Total	$61,688	$(13,085)	$(23,270)	$25,333

Interest rate swap derivative liabilities	$47,107	$(22,786)	$(22,786)	$1,535
Foreign exchange derivative liabilities with correspondent banks	130	(130)	—	—
Total	$47,237	$(22,916)	$(22,786)	$1,535

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

NOTE 8 – Tax Credit Investments

Tax credit investments ("TCIs") are primarily for investments promoting qualified affordable housing projects and investments in community development entities. Investments in these projects generate a return primarily through the realization of federal income tax credits and deductions for operating losses over a specified time period.

The TCIs are included in other assets, with any unfunded equity commitments recorded in other liabilities on the Consolidated Balance Sheets. Certain TCIs qualify for the proportional amortization method and are amortized over the period the Corporation expects to receive the tax credits, with the expense included within income taxes on the Consolidated Statements of Income. Other TCIs are accounted for under the equity method of accounting, with amortization included within non-interest expense on the Consolidated Statements of Income. This amortization includes equity in partnership losses and the systematic write-down of investments over the period in which income tax credits are earned. All of the TCIs are evaluated for impairment at the end of each reporting period.

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	September 30,	December 31,
	2019	2018
Recorded in other assets on the Consolidated Balance Sheets:	(in thousands)
Affordable housing tax credit investment, net	$159,502	$170,401
Other tax credit investments, net	64,922	72,584
Total TCIs, net	$224,424	$242,985
Recorded in other liabilities on the Consolidated Balance Sheets:
Unfunded affordable housing tax credit commitments	$19,727	$23,196
Other tax credit investment liabilities	54,623	59,823
Total unfunded tax credit investment commitments and liabilities	$74,350	$83,019

The following table presents other information relating to the Corporation's TCIs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(7,852)	$(8,555)	$(23,002)	$(23,642)
Other tax credit investment credits and tax benefits	(1,136)	(1,596)	(3,407)	(4,789)
Amortization of affordable housing investments, net of tax benefit	5,649	5,459	16,638	16,376
Deferred tax expense	238	336	715	1,007
Total reduction in income tax expense	$(3,101)	$(4,356)	$(9,056)	$(11,048)
Amortization of TCIs:
Affordable housing tax credits investment	$863	$839	$2,508	$2,517
Other tax credit investment amortization	670	798	2,008	2,394
Total amortization of TCIs	$1,533	$1,637	$4,516	$4,911

NOTE 9 – Accumulated Other Comprehensive Income (Loss)

The following table presents changes in other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended September 30, 2019
Unrealized gain on securities (3)	$23,150	$(5,121)	$18,029
Reclassification adjustment for securities gains included in net income (1)	(4,492)	994	(3,498)
Amortization of net unrealized losses on AFS securities transferred to held to maturity ("HTM") (2) (3)	4,405	(974)	3,430
Amortization of net unrecognized pension and postretirement items (4)	357	(80)	277
Total Other Comprehensive Income	$23,419	$(5,181)	$18,238
Three months ended September 30, 2018
Unrealized loss on securities	$(15,865)	$3,334	$(12,531)
Reclassification adjustment for securities gains included in net income (1)	(14)	3	(11)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,000	(209)	791
Amortization of net unrecognized pension and postretirement items (4)	466	(97)	369
Total Other Comprehensive Loss	$(14,413)	$3,031	$(11,382)

Nine months ended September 30, 2019
Unrealized gain on securities (3)	$81,207	$(17,963)	$63,244
Reclassification adjustment for securities gains included in net income (1)	(4,733)	1,047	(3,686)
Amortization of net unrealized losses on AFS securities transferred to HTM (2) (3)	6,966	(1,541)	5,425
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(875)	193	(682)
Amortization of net unrecognized pension and postretirement items (4)	1,083	(240)	843
Total Other Comprehensive Income	$83,648	$(18,504)	$65,144

Nine months ended September 30, 2018
Unrealized loss on securities	$(59,250)	$12,444	$(46,806)
Reclassification adjustment for securities gains included in net income (1)	(37)	7	(30)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,000	(209)	791
Non-credit related unrealized gains on other-than-temporarily impaired debt securities	294	(62)	232
Amortization of net unrecognized pension and postretirement items (4)	1,580	(332)	1,248
Total Other Comprehensive Loss	$(56,413)	$11,848	$(44,565)

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

(3)
Before-Tax amount includes a $3.7 million reclassification of unrealized loss related to the early adoption of ASU 2019-04, as disclosed in "Note 1 - Basis of Presentation" from "Amortization of net unrealized losses on AFS securities transferred to HTM" to "Unrealized gain on securities."

(4)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income. See Note 13, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired		Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2019
Balance at June 30, 2019	$2,368		$(2)	$(14,523)	$(12,157)
Other comprehensive income before reclassifications	18,029		—	—	18,029
Amounts reclassified from accumulated other comprehensive income (loss)	(3,498)		—	277	(3,221)
Amortization of net unrealized losses on AFS securities transferred to HTM	3,430	—	—	—	3,430
Balance at September 30, 2019	$20,329		$(2)	$(14,246)	$6,081
Three months ended September 30, 2018
Balance at June 30, 2018	$(56,690)		$690	$(17,258)	$(73,258)
Other comprehensive loss before reclassifications	(12,531)		—	—	(12,531)
Amounts reclassified from accumulated other comprehensive income (loss)	(11)		—	369	358
Amortization of net unrealized losses on AFS securities transferred to HTM	791		—	—	791
Balance at September 30, 2018	$(68,441)		$690	$(16,889)	$(84,640)

Nine months ended September 30, 2019
Balance at December 31, 2018	$(44,654)		$680	$(15,089)	$(59,063)
Other comprehensive income before reclassifications	63,244		(682)	—	62,562
Amounts reclassified from accumulated other comprehensive income (loss)	(3,686)		—	843	(2,843)
Amortization of net unrealized losses on AFS securities transferred to HTM	5,425		—	—	5,425
Balance at September 30, 2019	$20,329		$(2)	$(14,246)	$6,081
Nine months ended September 30, 2018
Balance at December 31, 2017	$(18,509)		$458	$(14,923)	$(32,974)
Other comprehensive loss before reclassifications	(46,806)		232	—	(46,574)
Amounts reclassified from accumulated other comprehensive income (loss)	(30)		—	1,248	1,218
Amortization of net unrealized losses on AFS securities transferred to HTM	791		—	—	791
Reclassification of stranded tax effects	(3,887)		—	(3,214)	(7,101)
Balance at September 30, 2018	$(68,441)		$690	$(16,889)	$(84,640)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis, have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$33,945	$—	$33,945
Available for sale investment securities:
State and municipal securities	—	547,344	—	547,344
Corporate debt securities	—	356,036	2,370	358,406
Collateralized mortgage obligations	—	700,599	—	700,599
Residential mortgage-backed securities	—	183,785	—	183,785
Commercial mortgage-backed securities	—	422,109	—	422,109
Auction rate securities	—	—	103,298	103,298
Total available for sale investment securities	—	2,209,873	105,668	2,315,541
Other assets:
Investments held in Rabbi Trust	20,853	—	—	20,853
Derivative assets	535	195,263	—	195,798
Total assets	$21,388	$2,439,081	$105,668	$2,566,137
Other liabilities:
Deferred compensation liabilities	20,853	—	—	20,853
Derivative liabilities	480	105,016	—	105,496
Total liabilities	$21,333	$105,016	$—	$126,349

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$27,099	$—	$27,099
Available for sale investment securities:
U.S. Government sponsored agency securities	—	31,632	—	31,632
State and municipal securities	—	279,095	—	279,095
Corporate debt securities	—	106,258	3,275	109,533
Collateralized mortgage obligations	—	832,080	—	832,080
Residential mortgage-backed securities	—	463,344	—	463,344
Commercial mortgage-backed securities	—	261,616	—	261,616
Auction rate securities	—	—	102,994	102,994
Total available for sale investment securities	—	1,974,025	106,269	2,080,294
Other assets:
Investments held in Rabbi Trust	18,415	—	—	18,415
Derivative assets	392	62,552	—	62,944
Total assets	$18,807	$2,063,676	$106,269	$2,188,752
Other liabilities:
Deferred compensation liabilities	$18,415	$—	$—	$18,415
Derivative liabilities	381	48,185	—	48,566
Total liabilities	$18,796	$48,185	$—	$66,981

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Mortgage loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2019 and December 31, 2018 were based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 7 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.

•
Available for sale investment securities – Included in this asset category are debt securities. Level 2 available for sale debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.

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

•
Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($336.0 million at September 30, 2019 and $86.1 million at December 31, 2018), single-issuer trust preferred securities issued by financial institutions ($18.5 million at September 30, 2019 and $18.6 million at December 31, 2018), pooled trust preferred securities issued by financial institutions ($0 at September 30, 2019 and $875,000 at December 31, 2018) and other corporate debt issued by non-financial institutions ($3.9 million at September 30, 2019 and December 31, 2018).

Level 2 investments include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $16.1 million and $16.3 million of single-issuer trust preferred securities held at September 30, 2019 and December 31, 2018, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation’s investments in pooled trust preferred securities ($0 at September 30, 2019 and $875,000 at December 31, 2018) and certain single-issuer trust preferred securities ($2.4 million at September 30, 2019 and December 31, 2018). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

•
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($535,000 at September 30, 2019 and $392,000 at December 31, 2018). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.8 million at September 30, 2019 and $1.2 million at December 31, 2018) and the fair value of interest rate swaps ($193.6 million at September 30, 2019 and $61.4 million at December 31, 2018). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

•
Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

•	Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($480,000 at September 30, 2019 and $381,000 at December 31, 2018).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($287,000 at September 30, 2019 and $1.1 million December 31, 2018) and the fair value of interest rate swaps ($104.7 million at September 30, 2019 and $47.1 million at December 31, 2018).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
Three months ended September 30, 2019	(in thousands)
Balance at June 30, 2019	$—	$2,370	$103,365
Unrealized adjustment to fair value (1)	—	(2)	(67)
Discount accretion (2)	—	2	—
Balance at September 30, 2019	$—	$2,370	$103,298

Three months ended September 30, 2018
Balance at June 30, 2018	$875	$3,200	$103,122
Realized adjustment to fair value	—	71	—
Unrealized adjustment to fair value (1)	—	153	11
Settlements - calls	—	(950)	—
Discount accretion (2)	—	1	—
Balance at September 30, 2018	$875	$2,475	$103,133

Nine months ended September 30, 2019
Balance at December 31, 2018	$875	$2,400	$102,994
Sales	(770)	—	—
Unrealized adjustment to fair value (1)	(105)	(32)	304
Discount accretion (2)	—	2	—
Balance at September 30, 2019	$—	$2,370	$103,298

Nine months ended September 30, 2018
Balance at December 31, 2017	$707	$3,050	$98,668
Realized adjustment to fair value	—	71	—
Unrealized adjustment to fair value (1)	168	297	4,465
Settlements - calls	—	(950)	—
Discount accretion (2)	—	7	—
Balance at September 30, 2018	$875	$2,475	$103,133

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2019	December 31, 2018
	(in thousands)
Net loans and leases	$146,682	$149,846
OREO	7,706	10,518
MSRs (1)	43,968	50,200
Total assets	$198,356	$210,564

(1)	Amounts shown are estimated fair value. MSRs are recorded on the Corporation's Consolidated Balance Sheets at amortized cost. See "Note 5 - Mortgage Servicing Rights" for additional information.

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans and leases – This category consists of loans and leases that were individually evaluated for impairment and have been classified as Level 3 assets. The amount shown is the balance of impaired loans, net of the related allowance for loan losses. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

•	OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2019 valuation were 10.7% and 10.0%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

The following table presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2019 and December 31, 2018. A general description of the methods and assumptions used to estimate such fair values follows:

	September 30, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$598,613	$598,613	$—	$—	$598,613
FRB and FHLB stock	94,557	—	94,557	—	94,557
Loans held for sale	33,945	—	33,945	—	33,945
Available for sale investment securities	2,315,541	—	2,209,873	105,668	2,315,541
Held to maturity investment securities	390,069	—	403,957	—	403,957
Net loans and leases	16,520,731	—	—	16,427,675	16,427,675
Accrued interest receivable	60,447	60,447	—	—	60,447
Other assets	478,924	236,599	195,263	51,674	483,536
FINANCIAL LIABILITIES
Demand and savings deposits	$14,105,974	$14,105,974	$—	$—	$14,105,974
Brokered deposits	256,870	216,870	40,550	—	257,420
Time deposits	2,979,873	—	3,002,796	—	3,002,796
Short-term borrowings	832,860	832,860	—	—	832,860
Accrued interest payable	9,622	9,622	—	—	9,622
FHLB advances and long-term debt	726,714	—	723,194	—	723,194
Other liabilities	288,477	176,799	105,016	6,662	288,477

	December 31, 2018
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$445,687	$445,687	$—	$—	$445,687
FRB and FHLB stock	79,283	—	79,283	—	79,283
Loans held for sale	27,099	—	27,099	—	27,099
Available for sale investment securities	2,080,294	—	1,974,025	106,269	2,080,294
Held to maturity investment securities	606,679	—	611,419	—	611,419
Net loans and leases	16,005,263	—	—	15,446,895	15,446,895
Accrued interest receivable	58,879	58,879	—	—	58,879
Other assets	235,782	124,138	62,552	49,092	235,782
FINANCIAL LIABILITIES
Demand and savings deposits	$13,478,016	$13,478,016	$—	$—	$13,478,016
Brokered deposits	176,239	176,239	—	—	176,239
Time deposits	2,721,904	—	2,712,296	—	2,712,296
Short-term borrowings	754,777	754,777	—	—	754,777
Accrued interest payable	10,529	10,529	—	—	10,529
FHLB advances and long-term debt	992,279	—	970,985	—	970,985
Other liabilities	218,061	161,003	48,185	8,873	218,061

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

As of September 30, 2019, fair values for loans and leases and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans and leases would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans and leases also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Weighted average shares outstanding (basic)	165,324	175,942	167,834	175,672
Impact of common stock equivalents	802	1,186	888	1,176
Weighted average shares outstanding (diluted)	166,126	177,128	168,722	176,848
Per share:
Basic	$0.38	$0.37	$1.06	$0.86
Diluted	0.37	0.37	1.06	0.85

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

Equity awards under the Employee Equity Plan are generally granted annually and become fully vested over or after a three-year vesting period. The vesting period for non-performance-based awards represents the period during which employees are required to provide service in exchange for such awards. Equity awards under the Directors' Plan are generally granted annually and become fully vested after a one-year vesting period. Certain events, as defined in the Employee Equity Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards.

Fair values for RSUs and a majority of PSUs are based on the trading price of the Corporation’s stock on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

As of September 30, 2019, the Employee Equity Plan had 10.2 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 264,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the Consolidated Statements of Income:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(in thousands)
Compensation expense	$2,110	$1,823	$5,458	$6,007
Tax benefit	(451)	(492)	(1,194)	(2,028)
Stock-based compensation expense, net of tax benefit	$1,659	$1,331	$4,264	$3,979

NOTE 13 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(in thousands)
Interest cost	$813	$763	$2,443	$2,290
Expected return on plan assets	(688)	(512)	(2,066)	(1,536)
Net amortization and deferral	496	607	1,486	1,822
Net periodic pension cost	$621	$858	$1,863	$2,576

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(in thousands)
Interest cost	$15	$13	$45	$42
Net accretion and deferral	(139)	(139)	(417)	(419)
Net periodic benefit	$(124)	$(126)	$(372)	$(377)

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Commitments to extend credit	$6,872,248	$6,306,583
Standby letters of credit	308,533	309,352
Commercial letters of credit	48,047	48,682

The Corporation records a reserve for unfunded lending commitments, which represents management’s estimate of incurred losses associated with unused commitments to extend credit and letters of credit. See "Note 4 - Loans and Leases Allowance for Credit Losses," for additional details.

Mortgage Repurchase Reserve

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of September 30, 2019 and December 31, 2018, the total reserve for losses on residential mortgage loans sold was $2.5 million and $2.1 million, respectively, including reserves for both representation and warranty and credit loss exposures.

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
Fair Lending Investigation
During the second quarter of 2015, Fulton Bank, N.A., the Corporation’s largest bank subsidiary, received a letter from the U.S. Department of Justice (the "Department") indicating that the Department had initiated an investigation regarding potential violations of fair lending laws (specifically, the Equal Credit Opportunity Act and the Fair Housing Act) by Fulton Bank, N.A. in certain geographies. During the third quarter of 2016, the Department informed the Corporation, Fulton Bank, N.A., and three of the Corporation’s other bank subsidiaries, which have since merged with and into Fulton Bank, N.A., that the Department was expanding its investigation of potential lending discrimination on the basis of race and national origin to encompass additional geographies that were not included in the initial letter from the Department. In addition to requesting information concerning the lending activities of these bank subsidiaries, the Department also requested information concerning the Corporation and the residential mortgage lending activities conducted under the Fulton Mortgage Company brand, the trade name used by all of the Corporation’s bank subsidiaries for residential mortgage lending.
As previously disclosed in a Current Report on Form 8-K filed with the SEC on October 4, 2019, on October 3, 2019, the Corporation and Fulton Bank, N.A. received a letter from the Department, which indicated that the Department had completed its review and determined that the circumstances did not require enforcement action by the Department at this time.
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

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;

•	the planned phasing out of LIBOR as a benchmark reference rate;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the effects of the extensive level of regulation and supervision to which the Corporation and its bank subsidiary are subject;

•	the effects of the increasing amounts of time and expense associated with regulatory compliance and risk management;

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

RESULTS OF OPERATIONS

Overview

The Corporation is a financial holding company which, through its wholly owned banking subsidiary, provides a full range of retail and commercial financial services through locations in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets, and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses on loans and off-balance sheet credit exposures, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Net income (in thousands)	$62,108	$65,633	$178,550	$150,310
Diluted net income per share	$0.37	$0.37	$1.06	$0.85
Return on average assets	1.15%	1.28%	1.13%	1.00%
Return on average equity	10.64%	11.48%	10.41%	8.94%
Return on average tangible equity (1)	14.03%	14.99%	13.64%	11.71%
Net interest margin (2)	3.31%	3.42%	3.41%	3.39%
Efficiency ratio (1)	63.6%	62.5%	63.9%	64.4%
Non-performing assets to total assets	0.66%	0.64%	0.66%	0.64%
Annualized net (recoveries) charge-offs to average loans	0.15%	0.08%	0.07%	0.40%

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

The following is a summary of financial results for the three and nine months ended September 30, 2019:

•
Net Income and Net Income Per Share Growth - Net income was $62.1 million and $178.6 million for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, net income decreased $3.5 million, or 5.4%, compared to the same period in 2018. However, diluted net income per share of $0.37 for the three months ended September 30, 2019 was consistent the same period in 2018 as a result of repurchases of the Corporation's common stock. For the nine months ended September 30, 2019, net income increased $28.2 million, or 18.8%, compared to the same period in 2018. Diluted net income per share for the nine months ended September 30, 2019 increased $0.21, or 24.7%, to $1.06, as compared to $0.85 for the same period in 2018.

•
Net Interest Income Growth - Net interest income increased $1.1 million, or 0.7%, and $21.6 million, or 4.6%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase for the three months ended September 30, 2019 resulted from balance sheet growth, partially offset by the impact of a larger increase in funding costs as compared to yields on interest-earning assets. Overall, the net interest margin decreased 11 basis points during the three months ended September 30, 2019 compared to the same period in 2018. For the nine months ended September 30, 2019, the net interest margin increased 2 basis point compared to the same period in 2018.

◦
Net Interest Margin - For the three and nine months ended September 30, 2019, the changes in the net interest margin reflect the net impact of 12 and 30 basis point increases, respectively, in yields on interest-earning assets, and 24 and 28 basis point increases, respectively, in the cost of funds.

◦
Loan Growth - Average loans grew by $574.4 million, or 3.6%, and $552.0 million, or 3.5%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The most notable increases were in the residential and commercial mortgage, commercial and consumer loan portfolios.

◦
Deposit Growth - Average deposits grew $983.4 million, or 6.2%, and $899.4 million, or 5.8%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were driven by growth in total interest-bearing demand, savings accounts and time deposits.

•
Asset Quality - Annualized net charge-offs to average loans outstanding were 0.15% and 0.07% for the three and nine months ended September 30, 2019, respectively, compared to 0.08% and 0.40% for the same periods in 2018, respectively. The provision for credit losses for the three and nine months ended September 30, 2019 was $2.2 million and $12.3 million, respectively, compared to $1.6 million and $38.7 million, respectively, for the same periods in 2018. During the second quarter of 2018, the Corporation charged off $33.9 million and recorded a provision of $36.8 million for a credit loss related to a single, large commercial lending relationship ("Commercial Relationship") impacting the nine month period ended September 30, 2018.

•
Non-interest Income - For the three and nine months ended September 30, 2019, non-interest income, excluding investment securities gains, increased $4.3 million, or 8.4%, and $10.2 million, or 7.0%, respectively, as compared to the same periods in 2018. Increases were experienced during both periods in wealth management income, commercial banking income, mortgage banking income and consumer banking income.

•
Net Investment securities gains - For the three and nine months ended September 30, 2019, net gains on sales of investment securities increased $4.5 million and $4.7 million, respectively, compared to the same periods in 2018. During the third quarter of 2019, the Corporation completed a balance sheet restructuring, which included the sale of approximately $400 million of investment securities and a corresponding prepayment of Federal Home Loan Bank ("FHLB") advances. As a result of these transactions, $4.5 million of investment securities gains were realized during the quarter. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

•
Non-interest Expense - Non-interest expense increased $11.4 million, or 8.4%, and $23.3 million, or 5.8%, for the three and nine months ended September 30, 2019, respectively, in comparison to the same periods in 2018. Increases in salaries and employee benefits, other outside services, data processing and software and other expense were partially offset by a decrease in FDIC insurance due to the recognition of $2.6 million in assessment credits during the third quarter of 2019. In addition, the Corporation recorded $4.3 million of prepayment penalties on certain FHLB advances in conjunction with the above-mentioned balance sheet restructuring for both the three and nine months ended September 30, 2019.

In connection with the consolidation of the Corporation's subsidiary banks into Fulton Bank, N.A. ("Charter Consolidation"), expenses totaling $5.2 million and $1.8 million were incurred for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, Charter Consolidation expenses were $11.7 million and $8.6 million, respectively.

•
Income Taxes - Income tax expense was $10.0 million and $30.4 million for the three and nine months ended September 30, 2019, respectively, resulting in effective tax rates ("ETR"), or income taxes as a percentage of income before income taxes, of 13.9% and 14.5%, respectively, as compared to 11.5% and 11.3% for the same periods in 2018, respectively. For the three and nine months ended September 30, 2018, the ETR was lower mainly due to the recording of a net tax benefit associated with legislative changes enacted in New Jersey during the third quarter of 2018. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(dollars in thousands)
Return on average tangible equity
Net income	$62,108	$65,633	$178,550	$150,310
Plus: Intangible amortization, net of tax	846	—	1,016	—
Numerator	$62,954	$65,633	$179,566	$150,310

Average common shareholders' equity	$2,315,585	$2,269,093	$2,294,165	$2,247,034
Less: Average goodwill and intangible assets	(535,184)	(531,556)	(534,097)	(531,556)
Denominator	$1,780,401	$1,737,537	$1,760,068	$1,715,478

Return on average tangible equity, annualized	14.03%	14.99%	13.64%	11.71%

Efficiency ratio
Non-interest expense	$146,770	$135,413	$428,762	$405,419
Less: Prepayment penalty on FHLB advances	(4,326)	—	(4,326)	—
Less: Amortization of tax credit investments	(1,533)	(1,637)	(4,516)	(4,911)
Less: Intangible amortization	(1,071)	—	(1,285)	—
Numerator	$139,840	$133,776	$418,635	$400,508

Net interest income (fully taxable equivalent) (1)	$164,517	$163,194	$498,877	$476,453
Plus: Total non-interest income	59,813	51,033	160,879	146,002
Less: Investment securities gains, net	(4,492)	(14)	(4,733)	(37)
Denominator	$219,838	$214,213	$655,023	$622,418

Efficiency ratio	63.6%	62.5%	63.9%	64.4%

(1)
Presented on a fully taxable equivalent ("FTE") basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion and Analysis.

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Net Interest Income

FTE net interest income increased $1.3 million, to $164.5 million, in the three months ended September 30, 2019, from $163.2 million in the same period in 2018. The net interest margin decreased 11 basis points, or 3.2%, to 3.31% compared to 3.42% for the same period in 2018. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended September 30
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans and leases, net of unearned income (1)	$16,436,507	$188,280	4.55%	$15,862,143	$177,329	4.44%
Taxable investment securities (2)	2,282,292	15,565	2.73	2,239,837	13,956	2.49
Tax-exempt investment securities (2)	516,907	4,650	3.57	415,908	3,841	3.67
Total investment securities	2,799,199	20,215	2.88	2,655,745	17,797	2.68
Loans held for sale	31,898	466	5.83	27,195	388	5.71
Other interest-earning assets	509,579	2,709	2.12	416,129	1,601	1.53
Total interest-earning assets	19,777,183	211,670	4.25	18,961,212	197,115	4.13
Noninterest-earning assets:
Cash and due from banks	120,967			100,568
Premises and equipment	240,383			231,280
Other assets	1,491,115			1,137,293
Less: Allowance for loan and lease losses	(171,848)			(157,121)
Total Assets	$21,457,800			$20,273,232
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,448,112	$9,163	0.82%	$4,116,051	$6,378	0.61%
Savings and money market deposits	5,026,316	11,059	0.87	4,718,148	7,569	0.64
Brokered deposits	253,426	1,536	2.40	162,467	840	2.05
Time deposits	2,974,993	13,979	1.86	2,672,548	9,032	1.34
Total interest-bearing deposits	12,702,847	35,737	1.12	11,669,214	23,819	0.81
Short-term borrowings	919,697	4,156	1.78	724,132	2,002	1.09
FHLB advances and other long-term debt	842,706	7,260	3.44	988,748	8,100	3.26
Total interest-bearing liabilities	14,465,250	47,153	1.29	13,382,094	33,921	1.01
Noninterest-bearing liabilities:
Demand deposits	4,247,820			4,298,020
Other	429,145			324,025
Total Liabilities	19,142,215			18,004,139
Shareholders’ equity	2,315,585			2,269,093
Total Liabilities and Shareholders’ Equity	$21,457,800			$20,273,232
Net interest income/net interest margin (FTE)		164,517	3.31%		163,194	3.42%
Tax equivalent adjustment		(3,257)			(3,067)
Net interest income		$161,260			$160,127

(1)	Average balance includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
Note: The weighted average interest rate on total average interest-bearing liabilities and average non-interest bearing demand deposits ("cost of funds") was 1.00% and 0.76% for the three months ended September 30, 2019 and 2018, respectively.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30, 2019 in comparison to the same period in 2018:

	2019 vs. 2018 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases, net of unearned income	$6,472	$4,479	$10,951
Taxable investment securities	269	1,340	1,609
Tax-exempt investment securities	910	(101)	809
Loans held for sale	70	8	78
Other interest-earning assets	408	700	1,108
Total interest income	$8,129	$6,426	$14,555
Interest expense on:
Demand deposits	$529	$2,256	$2,785
Savings and money market deposits	531	2,959	3,490
Brokered deposits	533	163	696
Time deposits	1,117	3,830	4,947
Short-term borrowings	645	1,509	2,154
FHLB advances and other long-term debt	(1,249)	409	(840)
Total interest expense	$2,106	$11,126	$13,232
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The Federal Open Market Committee ("FOMC") increased the target federal funds rate ("Fed Funds Rate") by 25 basis points in each of March, June, September and December of 2018. During 2019 the FOMC decreased the Fed Funds Rate by 25 basis points in each of July and September. These changes in the Fed Funds Rate resulted in corresponding increases or decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the London Interbank Offered Rate ("LIBOR") as well as for certain interest-bearing liabilities.

As summarized above, the $816.0 million, or 4.3%, increase in interest-earning assets, primarily loans and leases, contributed $8.1 million in FTE interest income, and the 12 basis point increase in the yield on average interest-earning assets resulted in a $6.4 million increase in FTE interest income. The yield on the loan and lease portfolio increased 11 basis points, or 2.5%, from the third quarter of 2018, as all variable and certain adjustable rate loans repriced to higher rates, and yields on new loan originations generally exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense increased $13.2 million primarily due to the 28 basis point increase in the rate on average interest-bearing liabilities. The 52 basis point increase in the rates on time deposits contributed $3.8 million to the increase in interest expense, while the rates on average interest-bearing demand deposits and savings and money market deposits increased 21 and 23 basis points, respectively, which contributed $2.3 million and $3.0 million to the increase in interest expense, respectively. In addition, the 69 basis point increase in the rates on short-term borrowings contributed $1.5 million to the increase in interest expense.

Average loans and leases and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,489,456	4.57%	$6,309,663	4.46%	$179,793	2.8%
Commercial – industrial, financial and agricultural	4,414,992	4.56	4,304,320	4.36	110,672	2.6
Real estate – residential mortgage	2,512,899	4.06	2,142,977	3.96	369,922	17.3
Real estate – home equity	1,364,161	5.27	1,474,011	4.99	(109,850)	(7.5)
Real estate – construction	905,060	4.68	969,575	4.58	(64,515)	(6.7)
Consumer	457,524	4.36	375,656	4.50	81,868	21.8
Equipment lease financing	277,555	4.41	276,456	4.66	1,099	0.4
Other	14,860	—	9,485	—	5,375	56.7
Total loans and leases	$16,436,507	4.55%	$15,862,143	4.44%	$574,364	3.6%

Average loans and leases increased $574.4 million, or 3.6%, compared to the same period of 2018. The increase was driven largely by growth in the residential and commercial mortgage loan portfolios, as well as the commercial and consumer portfolios.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2019		2018
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,247,820	—%	$4,298,020	—%	$(50,200)	(1.2)%
Interest-bearing demand	4,448,112	0.82	4,116,051	0.61	332,061	8.1
Savings and money market accounts	5,026,316	0.87	4,718,148	0.64	308,168	6.5
Total demand and savings	13,722,248	0.58	13,132,219	0.42	590,029	4.5
Brokered deposits	253,426	2.40	162,467	2.05	90,959	56.0
Time deposits	2,974,993	1.86	2,672,548	1.34	302,445	11.3
Total deposits	$16,950,667	0.84%	$15,967,234	0.59%	$983,433	6.2%

Average total demand and savings accounts increased $590.0 million, or 4.5%, driven by increases in savings and money market deposits and interest-bearing demand deposits. The overall increase in total demand and savings deposits was primarily due to a $256.8 million, or 11.0%, increase in municipal account balances, a $213.8 million, or 4.9%, increase in business account balances and a $121.8 million, or 1.9%, increase in consumer account balances.

Average time deposits increased $302.4 million, or 11.3%, primarily driven by new customer accounts. Average brokered deposits increased $91.0 million, or 56.0%, which was the result of the continued growth of brokered deposit programs introduced in 2018.

The average cost of total deposits increased 25 basis points, to 0.84%, for the third quarter of 2019, compared to 0.59% for the same period of 2018, mainly as a result of the Fed Funds Rate increases during 2018. The Fed Funds Rate decreases during the third quarter of 2019 did not have a mitigating impact on the cost of deposits as the majority of deposits are not indexed to short-term interest rates and repricing is discretionary. The Corporation also experienced a seasonal increase of indexed municipal deposits, which impacted the overall cost of deposits for the quarter.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$332,893	0.80%	$447,556	0.48%	$(114,663)	(25.6)%
Federal funds purchased	101,022	2.11	145,793	1.97	(44,771)	(30.7)
Short-term FHLB advances and other borrowings (2)	485,782	2.38	130,783	2.20	354,999	N/M
Total short-term borrowings	919,697	1.78	724,132	1.09	195,565	27.0
Long-term debt:
FHLB advances	455,264	2.55	602,029	2.48	(146,765)	(24.4)
Other long-term debt	387,442	4.48	386,719	4.48	723	0.2
Total long-term debt	842,706	3.44	988,748	3.26	(146,042)	(14.8)
Total borrowings	$1,762,403	2.57%	$1,712,880	2.35%	$49,523	2.9%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.
N/M - Not meaningful

Average total short-term borrowings increased $195.6 million, or 27.0%, primarily as a result of a $355.0 million increase in short-term FHLB advances and other borrowings, partially offset by decreases in total short-term customer funding and federal funds purchased during the third quarter of 2019. The average cost of short-term borrowings increased 69 basis points, mainly due to the net impact of changes in the Fed Funds Rate.

Average total long-term debt decreased $146.0 million, or 14.8%, during the third quarter of 2019, compared to the same period of 2018, as a result of a decrease in average FHLB advances related to the prepayment of outstanding advances as part of the previously mentioned balance sheet restructuring in during the third quarter of 2019.

Provision for Credit Losses

The provision for credit losses was $2.2 million for the third quarter of 2019, an increase of $550,000 from the same period of 2018.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Wealth management	$13,867	$13,066	$801	6.1%
Commercial banking:
Merchant and card	6,166	6,307	(141)	(2.2)
Cash management	4,696	4,472	224	5.0
Commercial loan interest rate swap	3,944	3,607	337	9.3
Other commercial banking	3,478	3,154	324	10.3
Total commercial banking	18,284	17,540	744	4.2
Consumer banking:
Card	5,791	5,382	409	7.6
Overdraft	4,682	4,443	239	5.4
Other consumer banking	2,860	2,840	20	0.7
Total consumer	13,333	12,665	668	5.3
Mortgage banking:
Gains on sales of mortgage loans	5,520	3,659	1,861	50.9
Mortgage servicing	1,138	1,237	(99)	(8.0)
Total mortgage banking	6,658	4,896	1,762	36.0
Other	3,179	2,852	327	11.5
Total, excluding investment securities gains, net	55,321	51,019	4,302	8.4
Investment securities gains, net	4,492	14	4,478	N/M
Total non-interest income	$59,813	$51,033	$8,780	17.2%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $4.3 million, or 8.4%, in the third quarter of 2019 as compared to the same period in 2018. Wealth management fees increased $801,000, or 6.1%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance, as well as the acquisition of the assets of a small wealth management firm in the first quarter of 2019.

Total commercial banking income increased $744,000, or 4.2%, compared to the same period in 2018, driven by increases in commercial loan interest rate swap fees, cash management fees and other income, primarily Small Business Administration, partially offset by a decrease in merchant and card income.

Total consumer banking income increased $668,000, or 5.3%, compared to the same period in 2018, with increases in card income, consisting of both debit and credit cards, and overdraft fees.

Mortgage banking income increased $1.8 million, or 36.0%, mainly driven by an increase in gains on sales of mortgage loans. The increase in gains on sales of mortgage loans reflected increases in both the volume of loans sold and higher spreads on sales.

During the third quarter of 2019, the Corporation completed a balance sheet restructuring involving the sale of approximately $400 million of investment securities and a corresponding prepayment of FHLB advances. As a result of these transactions, $4.5 million of investment securities gains were realized during the quarter. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Salaries and employee benefits	$78,211	$76,770	$1,441	1.9%
Net occupancy	12,368	12,578	(210)	(1.7)
Other outside services	12,163	9,122	3,041	33.3
Data processing and software	11,590	10,157	1,433	14.1
Prepayment penalty on FHLB advances	4,326	—	4,326	100.0
Equipment	3,459	3,000	459	15.3
Professional fees	3,331	3,427	(96)	(2.8)
Marketing	3,322	2,692	630	23.4
State taxes	2,523	2,707	(184)	(6.8)
Amortization of tax credit investments	1,533	1,637	(104)	(6.4)
FDIC insurance	239	2,814	(2,575)	(91.5)
Intangible amortization	1,071	—	1,071	100.0
Other	12,634	10,509	2,125	20.2
Total non-interest expense	$146,770	$135,413	$11,357	8.4%

In the third quarter of 2019, $5.2 million of expenses were incurred related to Charter Consolidation, as compared to $1.8 million in the same period of 2018, a $3.4 million increase. The third quarter of 2019 expenses were primarily in other outside services ($2.6 million), intangible amortization ($1.0 million), advertising ($440,000) and salaries and benefits ($300,000).

The following provides explanations for the more significant fluctuations in expense levels, excluding Charter Consolidation costs, by category:

•
The $1.4 million, or 1.9%, increase in salaries and employee benefits reflected the net impact of a $1.9 million increase in employee salaries, due mainly to annual merit increases and incentive compensation expense, and a $465,000 decrease in benefits, primarily due to lower defined benefits expense driven by changes in the discount rate and healthcare expense due to favorable claims experience compared to 2018.

•	Data processing and software increased $1.4 million, or 14.1%, reflecting higher transaction volumes and costs related to technology initiatives.

•	The third quarter of 2019 includes approximately $4.3 million of penalties related to the prepayment of certain FHLB advances in conjunction with the previously mentioned balance sheet restructuring.

•	FDIC insurance expense decreased $2.6 million, or 91.5%, due to the recognition of assessment credits in the third quarter of 2019.

•	Other expenses also included gains on sale of repossessed assets, telephone expense and operating risk loss.

Income Taxes

Income tax expense for the three months ended September 30, 2019 was $10.0 million, a $1.5 million increase from $8.5 million for the same period in 2018. The Corporation’s ETR was 13.9% for the three months ended September 30, 2019, as compared to 11.5% in the same period of 2018. The increase in income tax expense and the ETR primarily resulted from the third quarter of 2018 including a net tax benefit associated with legislative changes enacted in New Jersey. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Net Interest Income

FTE net interest income increased $22.4 million, to $498.9 million, in the nine months ended September 30, 2019, from $476.5 million in the same period in 2018. The increase was due to a 2 basis point increase in the net interest margin, to 3.41%, and a $764.1 million, or 4.1%, increase in average interest-earning assets. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Nine months ended September 30
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Loans and leases, net of unearned income (1)	$16,316,540	$565,095	4.63%	$15,764,587	$509,596	4.32%
Taxable investment securities (2)	2,305,472	46,935	2.71	2,233,972	41,034	2.45
Tax-exempt investment securities (2)	468,689	12,940	3.66	412,663	11,312	3.64
Total investment securities	2,774,161	59,875	2.87	2,646,635	52,346	2.63
Loans held for sale	24,357	1,056	5.78	23,175	888	5.11
Other interest-earning assets	428,982	6,879	2.14	345,512	4,016	1.55
Total interest-earning assets	19,544,040	632,905	4.33	18,779,909	566,846	4.03
Noninterest-earning assets:
Cash and due from banks	116,019			102,352
Premises and equipment	239,402			231,195
Other assets	1,337,482			1,121,267
Less: Allowance for loan and lease losses	(165,733)			(162,368)
Total Assets	$21,071,210			$20,072,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,263,869	$24,854	0.78%	$4,009,596	$15,341	0.51%
Savings and money market deposits	4,955,403	31,570	0.85	4,584,377	17,481	0.51
Brokered deposits	240,020	4,500	2.51	107,569	1,511	1.88
Time deposits	2,853,172	37,050	1.74	2,660,008	25,220	1.27
Total interest-bearing deposits	12,312,464	97,974	1.06	11,361,550	59,553	0.70
Short-term borrowings	894,116	12,200	1.81	880,745	7,079	1.07
FHLB advances and other long-term debt	965,111	23,854	3.30	973,751	23,761	3.26
Total interest-bearing liabilities	14,171,691	134,028	1.26	13,216,046	90,393	0.91
Noninterest-bearing liabilities:
Demand deposits	4,223,927			4,275,443
Other	381,427			333,832
Total Liabilities	18,777,045			17,825,321
Shareholders’ equity	2,294,165			2,247,034
Total Liabilities and Shareholders’ Equity	$21,071,210			$20,072,355
Net interest income/net interest margin (FTE)		498,877	3.41%		476,453	3.39%
Tax equivalent adjustment		(9,758)			(8,941)
Net interest income		$489,119			$467,512

(1)	Average balance includes non-performing loans.

(2)	Balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.
Note: The weighted average interest rate on total average interest-bearing liabilities and average non-interest bearing demand deposits ("cost of funds") was 0.97% and 0.69% for the nine months ended September 30, 2019 and 2018, respectively.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the nine months ended September 30, 2019 in comparison to the same period in 2018:

	2019 vs. 2018 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans, net of unearned income	$18,261	$37,238	$55,499
Taxable investment securities	1,355	4,546	5,901
Tax-exempt investment securities	1,579	49	1,628
Loans held for sale	47	121	168
Other interest-earning assets	1,113	1,750	2,863
Total interest income	$22,355	$43,704	$66,059
Interest expense on:
Demand deposits	$1,020	$8,493	$9,513
Savings and money market deposits	1,521	12,568	14,089
Brokered deposits	2,354	635	2,989
Time deposits	1,946	9,884	11,830
Short-term borrowings	110	5,011	5,121
FHLB advances and other long-term debt	(122)	215	93
Total interest expense	$6,829	$36,806	$43,635
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Interest rate increases on both interest-earning assets and interest-bearing liabilities and the corresponding increases in FTE interest income and interest expense were largely the result of Fed Funds Rate increases during 2018. The increases in the Fed Funds Rate resulted in corresponding increases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and LIBOR. The Fed Funds Rate decreases in the third quarter of 2019 did not have a significant impact on results for the nine months ended September 30, 2019.

As summarized above, the 30 basis point increase in the yield on average interest-earning assets resulted in a $43.7 million increase in FTE interest income. The yield on the loan portfolio increased 31 basis points, or 7.2%, from the same period of 2018, resulting in a $37.2 million increase in interest income. All variable and certain adjustable rate loans repriced to higher rates, and yields on new loan originations generally exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decreases.

Interest expense increased $43.6 million, primarily due to the 35 basis point increase in the rate on average interest-bearing liabilities driving a $36.8 million increase in interest expense. The rates on average interest-bearing demand deposits, savings and money market deposits and time deposits increased 27, 34 and 47 basis points, respectively. These rate increases contributed $8.5 million, $12.6 million and $9.9 million to the increase in interest expense, respectively. In addition, the 74 basis point increase in the rate on short-term borrowings resulted in a $5.0 million increase to interest expense.

Average loans and leases and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,431,012	4.64%	$6,304,687	4.32%	$126,325	2.0%
Commercial – industrial, financial and agricultural	4,439,314	4.64	4,309,408	4.26	129,906	3.0
Real estate – residential mortgage	2,386,264	5.32	2,043,223	4.82	343,041	16.8
Real estate – home equity	1,400,371	4.07	1,505,069	3.90	(104,698)	(7.0)
Real estate – construction	926,036	4.94	977,327	4.40	(51,291)	(5.2)
Consumer	442,678	4.41	345,937	4.53	96,741	28.0
Equipment lease financing	278,463	4.42	269,903	4.59	8,560	3.2
Other	12,402	—	9,033	—	3,369	37.3
Total loans and leases	$16,316,540	4.63%	$15,764,587	4.32%	$551,953	3.5%

Average loans and leases increased $552.0 million, or 3.5%, compared to the first nine months of 2018. The increase was driven largely by growth in the residential and commercial mortgage loan portfolios, as well as the commercial and consumer loan portfolios and equipment lease financing portfolios, partially offset by decreases in the home equity and construction loan portfolios.

Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2019		2018
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,223,927	—%	$4,275,443	—%	$(51,516)	(1.2)%
Interest-bearing demand	4,263,869	0.78	4,009,596	0.51	254,273	6.3
Savings and money market accounts	4,955,403	0.85	4,584,377	0.51	371,026	8.1
Total demand and savings	13,443,199	0.56	12,869,416	0.34	573,783	4.5
Brokered deposits	240,020	2.51	107,569	1.88	132,451	123.1
Time deposits	2,853,172	1.74	2,660,008	1.27	193,164	7.3
Total deposits	$16,536,391	0.79%	$15,636,993	0.51%	$899,398	5.8%

Average total demand and savings accounts increased $573.8 million, or 4.5%, driven by increases in savings and money market deposits and interest-bearing demand deposits. The overall increase in total demand and savings deposits was primarily due to a $223.3 million, or 10.2%, increase in municipal account balances, a $218.7 million, or 3.5%, increase in consumer account balances and a $135.0 million, or 3.1%, increase in business account balances.

Average brokered deposits increased $132.5 million, or 123.1%, which was the result of the introduction of new brokered deposit programs in 2018. Average time deposits increased $193.2 million, or 7.3%, primarily driven by promotional rate offerings.

The average cost of total deposits increased 28 basis points, to 0.79%, for the first nine months of 2019, compared to 0.51% for the same period in 2018, mainly as a result of the Fed Funds Rate increases during 2018, leading to discretionary increases to deposit rates. The decreases in the Fed Funds Rate during the third quarter of 2019 did not have a meaningful impact on the overall cost of deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2019		2018		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$541,237	1.39%	$470,199	0.43%	$71,038	15.1%
Federal funds purchased	146,432	2.35	307,114	1.70	(160,682)	(52.3)
Short-term FHLB advances and other borrowings(2)	206,447	2.55	103,432	2.06	103,015	99.6
Total short-term borrowings	894,116	1.81	880,745	1.07	13,371	1.5
Long-term debt:
FHLB advances	577,835	2.50	587,226	2.46	(9,391)	(1.6)
Other long-term debt	387,276	4.49	386,525	4.47	751	0.2
Total long-term debt	965,111	3.30	973,751	3.26	(8,640)	(0.9)
Total borrowings	$1,859,227	2.58%	$1,854,496	2.22%	$4,731	0.3%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original terms of less than one year.

Average total short-term borrowings increased $13.4 million, or 1.5%, during the first nine months of 2019, primarily as a result of a $103.0 million, or 99.6%, increase in short-term FHLB advances and other borrowings and a $71.0 million, or 15.1%, increase in short-term customer funding, partially offset by a $160.7 million, or 52.3%, decrease in federal funds purchased. The average cost of short-term borrowings increased 74 basis points, mainly due to the net impact of changes in the Fed Funds Rate.

Provision for Credit Losses

The provision for credit losses was $12.3 million for the first nine months of 2019, a decrease of $26.4 million from the same period of 2018. During the second quarter of 2018, the Corporation charged off $33.9 million and recorded a provision of $36.8 million for a credit loss related to the Commercial Relationship, which impacted results for the nine months ended September 30, 2018.

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

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Wealth management	$41,259	$38,740	$2,519	6.5%
Commercial banking:
Merchant and card	18,236	17,770	466	2.6
Cash management	13,695	13,242	453	3.4
Commercial loan interest rate swap	9,449	7,291	2,158	29.6
Other commercial banking	10,109	9,625	484	5.0
Total commercial banking	51,489	47,928	3,561	7.4
Consumer banking:
Card	15,524	14,531	993	6.8
Overdraft fees	13,199	12,952	247	1.9
Other consumer banking	8,354	8,522	(168)	(2.0)
Total consumer banking	37,077	36,005	1,072	3.0
Mortgage banking:
Gains on sales of mortgage loans	13,821	10,158	3,663	36.1
Mortgage servicing	4,202	4,094	108	2.6
Total mortgage banking	18,023	14,252	3,771	26.5
Other	8,298	9,040	(742)	(8.2)
Total, excluding investment securities gains, net	156,146	145,965	10,181	7.0
Investment securities gains, net	4,733	37	4,696	N/M
Total non-interest income	$160,879	$146,002	$14,877	10.2%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $10.2 million, or 7.0%, in the first nine months of 2019 as compared to the same period in 2018. Wealth management fees increased $2.5 million, or 6.5%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance, as well as the acquisition of the assets of a small wealth management firm in the first quarter of 2019.

Total commercial banking income increased $3.6 million, or 7.4%, compared to the same period in 2018, driven mainly by an increase in commercial loan interest rate swap fees.

Total consumer banking increased $1.1 million, or 3.0%, compared to the same period in 2018, driven by card income.

Mortgage banking income increased $3.8 million, or 26.5%, mainly due to gains on sales of mortgage loans. The increase in gains resulted from both higher volumes of loans sold and higher spreads on sales.

During the third quarter of 2019, the Corporation completed a balance sheet restructuring involving the sale of approximately $400 million of investment securities and a corresponding prepayment of FHLB advances. As a result of these transactions, $4.5 million of investment securities gains were realized during the quarter. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Salaries and employee benefits	$234,959	$227,457	$7,502	3.3%
Net occupancy	39,746	38,970	776	2.0
Data processing and software	33,211	31,083	2,128	6.8
Other outside services	31,774	24,814	6,960	28.0
Professional fees	10,261	10,615	(354)	(3.3)
Equipment	10,100	9,968	132	1.3
Marketing	8,345	7,277	1,068	14.7
State taxes	7,005	7,463	(458)	(6.1)
FDIC insurance	5,603	8,430	(2,827)	(33.5)
Amortization of tax credit investments	4,516	4,911	(395)	(8.0)
Prepayment penalty on FHLB advances	4,326	—	4,326	100.0
Intangible amortization	1,285	—	1,285	100.0
Other	37,631	34,431	3,200	9.3
Total non-interest expense	$428,762	$405,419	$23,343	5.8%
N/M - Not meaningful

In the first nine months of 2019, $11.7 million of expenses were incurred related to Charter Consolidation, as compared to $8.6 million in the same period of 2018, a $3.2 million increase. The 2019 expenses were primarily in salaries and benefits ($1.9 million), other outside services ($6.6 million), intangible amortization ($1.0 million) and advertising ($650,000).

The following provides explanations for the more significant fluctuations in expense levels, excluding Charter Consolidation costs, by category:

•
The $7.5 million, or 3.3%, increase in salaries and employee benefits reflected the net impact of a $6.2 million increase in employee salaries, due mainly to annual merit increases and incentive compensation. Employee benefits included lower defined benefits expense driven by changes in discount rate and a decrease in healthcare expense due to favorable claims experience compared to 2018.

•	Net occupancy expense increased $776,000, or 2.0%, due mainly to the addition of new properties.

•	Data processing and software increased $2.1 million, or 6.8%, reflecting higher transaction volumes and costs related to technology initiatives.

•	Marketing included an increase in expense related to deposit promotions.

•	FDIC insurance expense decreased $2.9 million, or 33.5%, due to the recognition of assessment credits in the third quarter of 2019.

•	2019 includes approximately $4.3 million of penalties related to the prepayment of certain FHLB advances in conjunction with the previously mentioned balance sheet restructuring.

•	Other expenses increased due to losses on sale of fixed assets, telephone and operating risk loss.

Income Taxes

Income tax expense for the first nine months of 2019 was $30.4 million, an $11.3 million increase from $19.1 million for the same period in 2018. The Corporation’s ETR was 14.5% for the nine months ended September 30, 2019, as compared to 11.3% in the same period of 2018. The increase in income tax expense and the ETR primarily resulted from 2018 including a net tax benefit associated with legislative changes enacted in New Jersey. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	September 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$598,613	$445,687	$152,926	34.3%
Federal Reserve Bank ("FRB") and FHLB stock	94,557	79,283	15,274	19.3
Loans held for sale	33,945	27,099	6,846	25.3
Investment securities	2,705,610	2,686,973	18,637	0.7
Loans and leases, net of allowance	16,520,731	16,005,263	515,468	3.2
Premises and equipment	237,344	234,529	2,815	1.2
Goodwill and intangible assets	534,178	531,556	2,622	0.5
Other assets	978,640	671,762	306,878	45.7
Total Assets	$21,703,618	$20,682,152	$1,021,466	4.9%
Liabilities and Shareholders’ Equity
Deposits	$17,342,717	$16,376,159	$966,558	5.9%
Short-term borrowings	832,860	754,777	78,083	10.3
FHLB advances and other long-term debt	726,714	992,279	(265,565)	(26.8)
Other liabilities	477,311	311,364	165,947	53.3
Total Liabilities	19,379,602	18,434,579	945,023	5.1
Total Shareholders’ Equity	2,324,016	2,247,573	76,443	3.4
Total Liabilities and Shareholders’ Equity	$21,703,618	$20,682,152	$1,021,466	4.9%

Cash and Cash Equivalents

The $152.9 million, or 34.3%, increase in cash and cash equivalents mainly resulted from additional collateral required to be posted with counterparties for commercial loan interest rate swap contracts.

FRB and FHLB Stock

FRB and FHLB stock increased $15.3 million, or 19.3%, due to a $19.6 million increase in FRB stock partially offset by a $7.3 million decrease in FHLB stock. Additional FRB stock was required to be purchased as a result of the recent Charter Consolidation.

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Available for Sale
U.S. Government sponsored agency securities	$—	$31,632	$(31,632)	N/M
State and municipal securities	547,344	279,095	268,249	96.1%
Corporate debt securities	358,406	109,533	248,873	N/M
Collateralized mortgage obligations	700,599	832,080	(131,481)	(15.8)
Residential mortgage-backed securities	183,785	463,344	(279,559)	(60.3)
Commercial mortgage-backed securities	422,109	261,616	160,493	61.3
Auction rate securities	103,298	102,994	304	0.3
Total available for sale securities	$2,315,541	$2,080,294	$235,247	11.3%

Held to Maturity
State and municipal securities	$—	$156,134	$(156,134)	N/M
Residential mortgage-backed securities	390,069	450,545	(60,476)	(13.4)
Total held to maturity securities	$390,069	$606,679	$(216,610)	(35.7)%

Total Investment Securities	$2,705,610	$2,686,973	$18,637	0.7%
N/M - Not meaningful

Total available for sale investment securities increased $235.2 million, or 11.3%. Cash flows from maturities, sales and repayments of residential mortgage-backed securities, U.S. Government sponsored agency securities and securities with shorter expected durations were reinvested in other investment categories in order to diversify the portfolio into securities with longer expected durations to better manage the Corporation's asset-sensitive interest rate risk profile. Total held to maturity securities decreased $216.6 million, or 35.7%, primarily as a result of the transfer of state and municipal securities from the held to maturity classification to the available for sale classification as permitted through the early adoption of ASU 2019-04, as disclosed in "Note 1 - Basis of Presentation" and "Note 3 -Investment Securities" in the Notes to Consolidated Financial Statements. The $60.5 million, or 13.4%, decrease in residential mortgage-backed securities was the result of principal repayments and premium amortization. There were no purchases of held to maturity securities during the nine months ended September 30, 2019.

Loans and Leases

The following table presents ending balances of loans and leases outstanding, net of unearned income:

	September 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,604,634	$6,434,285	$170,349	2.6%
Commercial – industrial, financial and agricultural	4,494,496	4,404,548	89,948	2.0
Real estate – residential mortgage	2,570,793	2,251,044	319,749	14.2
Real estate – home equity	1,346,115	1,452,137	(106,022)	(7.3)
Real estate – construction	913,644	916,599	(2,955)	(0.3)
Consumer	464,213	419,186	45,027	10.7
Equipment lease financing and other	316,880	311,866	5,014	1.6
Overdrafts	2,929	2,774	155	5.6
Loans and leases	16,713,704	16,192,439	521,265	3.2
Unearned income	(26,838)	(26,639)	(199)	0.7
Loans and leases, net of unearned income	$16,686,866	$16,165,800	$521,066	3.2%

Loans and leases, net of unearned income, increased $521.1 million, or 3.2%, in comparison to December 31, 2018, primarily due to growth in residential and commercial mortgage loans and commercial loans.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location. Approximately $7.5 billion, or 45.0%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2019. The Corporation's internal policy limits its maximum total lending commitment to an individual borrowing relationship to $55 million as of September 30, 2019. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

Commercial loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. As of September 30, 2019, shared national credits increased $2.5 million, or 3.7%, to $70.0 million, compared to $67.5 million as of December 31, 2018. The Corporation's shared national credits are to borrowers located in its geographic markets, and are granted subject to the Corporation's standard underwriting policies. None of the shared national credits were past due as of September 30, 2019 or December 31, 2018.

Provision and Allowance for Credit Losses

The following table presents the components of the allowance for credit losses:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Allowance for loan and lease losses	$166,135	$160,537
Reserve for unfunded lending commitments	6,662	8,873
Allowance for credit losses	$172,797	$169,410

Allowance for loan and lease losses to loans and leases outstanding	1.00%	0.99%
Allowance for credit losses to loans and leases outstanding	1.04%	1.05%

The following table presents the activity in the allowance for credit losses:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
	(dollars in thousands)
Average balance of loans and leases, net of unearned income	$16,436,507	$15,862,143	$16,316,540	$15,764,587

Balance of allowance for credit losses at beginning of period	$176,941	$169,247	$169,410	$176,084
Loans and leases charged off:
Commercial – industrial, financial and agricultural	7,181	3,541	11,863	46,178
Consumer	877	672	2,355	2,276
Real estate – commercial mortgage	394	650	1,769	1,283
Real estate – home equity	498	743	923	1,967
Real estate – residential mortgage	533	483	1,322	1,128
Real estate – construction	45	212	143	976
Equipment lease financing and other	600	582	1,833	1,632
Total loans and leases charged off	10,128	6,883	20,208	55,440
Recoveries of loans and leases previously charged off:
Commercial – industrial, financial and agricultural	2,311	731	6,234	2,347
Consumer	216	390	1,005	1,015
Real estate – commercial mortgage	444	928	749	1,528
Real estate – home equity	132	217	552	694
Real estate – residential mortgage	440	317	783	520
Real estate – construction	164	664	1,493	1,414
Equipment lease financing and other	107	595	484	957
Total recoveries	3,814	3,842	11,300	8,475
Net loans and leases charged off	6,314	3,041	8,908	46,965
Provision for credit losses	2,170	1,620	12,295	38,707
Balance of allowance for credit losses at end of period	$172,797	$167,826	$172,797	$167,826

Net charge-offs to average loans and leases (annualized)	0.15%	0.08%	0.07%	0.40%
The provision for credit losses for the three months ended September 30, 2019 was $2.2 million, an increase of $550,000 in comparison to the same period in 2018. For the nine months ended September 30, 2019, the provision for credit losses was $12.3 million, a $26.4 million decrease compared to the same period in 2018, primarily as a result of the $36.8 million provision for credit losses related to the Commercial Relationship recognized in 2018.
Net charge-offs increased $3.3 million and decreased $38.1 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Annualized net charge-offs as a percentage of average loans and leases for the third quarter of 2019 were 0.15%, as compared to 0.08% during the same period of 2018. For the nine months ended September 30, 2019, annualized net charge-offs as a percentage of average loans and leases were 0.07%, compared to 0.40% for the same period of 2018. The decrease in net charge-offs and the lower annualized net charge-offs as a percentage of average loans and leases for the nine months ended September 30, 2019 compared to the same period of 2018 was primarily due to the $33.9 million charge-off related to the Commercial Relationship recorded during the second quarter of 2018.

The following table presents the changes in non-accrual loans and leases for the three and nine months ended September 30, 2019:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended September 30, 2019
Balance of non-accrual loans and leases at June 30, 2019	$45,837	$43,213	$4,167	$14,950	$7,193	$—	$17,758	$133,118
Additions	4,628	8,063	—	2,879	993	877	578	18,018
Payments	(7,038)	(6,473)	(289)	(367)	(800)	—	(755)	(15,722)
Charge-offs	(7,181)	(394)	(45)	(533)	(498)	(877)	(162)	(9,690)
Transfers to other real estate owned ("OREO")	(4)	—	—	(1,193)	(240)	—	—	(1,437)
Balance of non-accrual loans and leases at September 30, 2019	$36,242	$44,409	$3,833	$15,736	$6,648	$—	$17,419	$124,287

Nine months ended September 30, 2019
Balance of non-accrual loans and leases at December 31, 2018	$50,149	$30,389	$7,390	$14,668	$6,707	$—	$19,269	$128,572
Additions	13,233	28,884	100	6,794	3,269	2,355	1,010	55,645
Payments	(14,700)	(12,252)	(3,373)	(2,166)	(1,553)	—	(2,266)	(36,310)
Charge-offs	(11,863)	(1,769)	(143)	(1,322)	(923)	(2,355)	(594)	(18,969)
Transfers to accrual status	(573)	(163)	(17)	(57)	(334)	—	—	(1,144)
Transfers to OREO	(4)	(680)	(124)	(2,181)	(518)	—	—	(3,507)
Balance of non-accrual loans and leases at September 30, 2019	$36,242	$44,409	$3,833	$15,736	$6,648	$—	$17,419	$124,287

Non-accrual loans and leases decreased $4.3 million, or 3.3%, in comparison to December 31, 2018, primarily as a result of payments and charge-offs, partially offset by additions to non-accrual loans and leases.

The following table summarizes non-performing loans and leases, by type, as of the indicated dates:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial – industrial, financial and agricultural	$37,126	$51,269
Real estate – commercial mortgage	45,710	32,153
Real estate – residential mortgage	20,150	19,101
Real estate – home equity	10,770	9,769
Real estate – construction	4,312	7,390
Consumer	242	409
Equipment lease financing	17,666	19,587
Total non-performing loans and leases	$135,976	$139,678

Non-performing loans and leases decreased $3.7 million, or 2.7%, in comparison to December 31, 2018. Non-performing loans and leases as a percentage of total loans and leases were 0.81% at September 30, 2019 in comparison to 0.86% at December 31, 2018.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Non-accrual loans and leases	$124,287	$128,572
Loans and leases 90 days or more past due and still accruing	11,689	11,106
Total non-performing loans and leases	135,976	139,678
OREO	7,706	10,518
Total non-performing assets	$143,682	$150,196
Non-performing loans and leases to total loans and leases	0.81%	0.80%
Non-performing assets to total assets	0.66%	0.73%
Allowance for loan and lease losses to non-performing loans and leases	122%	115%
Allowance for credit losses to non-performing loans and leases	127%	121%

The following table presents loans whose terms have been modified under troubled debt restructurings ("TDRs"), by type, as of the indicated dates:

	September 30, 2019	December 31, 2018
	(in thousands)
Real estate - residential mortgage	$21,762	$24,102
Real estate - commercial mortgage	16,444	15,685
Real estate - home equity	15,505	16,665
Commercial	5,192	5,143
Consumer	7	10
Total accruing TDRs	58,910	61,605
Non-accrual TDRs (1)	23,553	28,659
Total TDRs	$82,463	$90,264
(1) Included with non-accrual loans and leases in the preceding table.

During the first nine months of 2019, $1.1 million of TDRs that were modified in the previous 12 months had a payment default, which is defined as a single missed scheduled payment subsequent to modification.

The following table summarizes the Corporation’s OREO, by property type, as of the indicated dates:

	September 30, 2019	December 31, 2018
	(in thousands)
Residential properties	$2,729	$3,665
Commercial properties	2,973	4,127
Undeveloped land	2,004	2,726
Total OREO	$7,706	$10,518

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

Total internally risk-rated loans were $11.9 billion as of September 30, 2019 and $11.7 billion as of December 31, 2018. The following table presents internal risk ratings for commercial loans, commercial mortgages and construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans by banking regulators) or Substandard or lower (considered "classified" loans by banking regulators), by class segment.

	Special Mention		Increase (Decrease)		Substandard or lower		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2019	December 31, 2018	$	%	September 30, 2019	December 31, 2018	$	%	September 30, 2019	December 31, 2018
	(dollars in thousands)
Real estate - commercial mortgage	$142,136	$170,827	$(28,691)	(16.8)%	$171,931	$133,995	$37,936	28.3%	$314,067	$304,822
Commercial - secured	198,592	193,470	5,122	2.6	184,584	129,026	55,558	43.1	383,176	322,496
Commercial - unsecured	5,082	4,016	1,066	26.5	3,621	3,963	(342)	(8.6)	8,703	7,979
Total Commercial - industrial, financial and agricultural	203,674	197,486	6,188	3.1	188,205	132,989	55,216	41.5	391,879	330,475
Construction - commercial residential	2,871	6,912	(4,041)	(58.5)	3,627	6,881	(3,254)	(47.3)	6,498	13,793
Construction - commercial	719	1,163	(444)	(38.2)	2,704	2,533	171	6.8	3,423	3,696
Total real estate - construction (1)	3,590	8,075	(4,485)	(55.5)	6,331	9,414	(3,083)	(32.7)	9,921	17,489
Total	$349,400	$376,388	$(26,988)	(7.2)%	$366,467	$276,398	$90,069	32.6%	$715,867	$652,786

% of total risk-rated loans	2.9%	3.2%			3.1%	2.4%			6.0%	5.6%
(1) excludes construction - other
The decrease in real estate commercial mortgage loans categorized as special mention compared to December 31, 2018 was primarily the result of a shift to the substandard or lower category. The increases in both categories for commercial loans is due to changes in risk ratings within the portfolio. The decreases that occurred in special mention and substandard or lower for real estate construction loans primarily resulted from an upgrade of a large relationship and the payoff of another large relationship, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets, net of amortization increased $2.6 million, or 0.5%, as a result of the acquisition of the assets of a wealth management business with approximately $250 million in assets under management or administration, which was completed in January 2019, partially offset by trade name intangible write-off due to the consolidation of a bank subsidiary in the third quarter of 2019.

Other Assets

Other assets increased $306.9 million, or 45.7%, due to higher fair values of commercial loan interest rate swap derivatives ($132.0 million), right-of-use assets recorded as a result of the adoption of Topic 842 ($104.7 million) and additional investments in bank- owned life insurance ($100.0 million).

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

	September 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,240,478	$4,310,105	$(69,627)	(1.6)%
Interest-bearing demand	4,771,109	4,240,974	530,135	12.5
Savings and money market accounts	5,094,387	4,926,937	167,450	3.4
Total demand and savings	14,105,974	13,478,016	627,958	4.7
Brokered deposits	256,870	176,239	80,631	45.8
Time deposits	2,979,873	2,721,904	257,969	9.5
Total deposits	$17,342,717	$16,376,159	$966,558	5.9%

Total demand and savings accounts increased $628.0 million, or 4.7%, due to a $562.3 million, or 23.9%, seasonal increase in municipal accounts, and a $228.4 million, or 5.2%, increase in business accounts, partially offset by a $165.0 million, or 2.5%, decrease in consumer accounts.

Brokered deposits increased $80.6 million, or 45.8%, the result of the introduction of new brokered deposit programs which began in 2018. Time deposits increased $258.0 million, or 9.5%, primarily due to promotional rate offerings.

The following table presents ending borrowings, by type, as of the dates indicated:

	September 30, 2019	December 31, 2018	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$337,860	$369,777	$(31,917)	(8.6)%
Federal funds purchased	20,000	—	20,000	N/M
Short-term FHLB advances and other borrowings (2)	475,000	385,000	90,000	23.4
Total short-term borrowings	832,860	754,777	78,083	10.3
FHLB advances and other long-term debt:
FHLB advances	336,036	601,978	(265,942)	(44.2)
Other long-term debt	390,678	390,301	377	0.1
Total FHLB advances and other long-term debt	726,714	992,279	(265,565)	(26.8)
Total borrowings	$1,559,574	$1,747,056	$(187,482)	(10.7)%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with an original maturity term of less than one year.
N/M - Not meaningful

Total short-term borrowings increased $78.1 million, or 10.3%, due to a $90.0 million, or 23.4%, increase in short-term FHLB advances and other borrowings, partially offset by a $31.9 million, or 8.6% decrease in short-term customer funding. Long-term FHLB advances decreased $265.9 million, or 44.2%, as a result of balance sheet restructuring and maturities. The decrease in total borrowings was funded with deposit growth in excess of loan growth.

Other Liabilities

Other liabilities increased $165.9 million, or 53.3%, primarily as a result of the recognition of a lease liability of $111.6 million as a result of the adoption of Topic 842 and increases in the fair values of commercial loan interest rate swap derivatives. See Note 1, "Basis of Presentation," and Note 6, "Leases," in the Notes to Consolidated Financial Statements for additional disclosures regarding Topic 842 lease liabilities.

Shareholders' Equity

Total shareholders’ equity increased $76.4 million during the first nine months of 2019. The increase was due primarily to $178.5 million of net income, a $65.1 million increase in accumulated other comprehensive income, mainly due to improvements in fair values of available for sale securities, $5.5 million of stock-based compensation awards and $3.8 million of stock issued, partially offset by $111.5 million of common stock repurchases and $65.1 million of common stock cash dividends.

During nine months ended September 30, 2019, 6.8 million shares were repurchased at a total cost of $111.3 million, or $16.25 per share, under existing repurchase programs previously approved by the Corporation's board of directors.

In October 2019, the Corporation's board of directors approved an additional share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020.

Under the repurchase programs, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time.

Regulatory Capital

The Corporation and its subsidiary bank, Fulton Bank, N.A., are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Corporation’s financial statements. In July 2013, the Federal Reserve Board approved final rules (the "U.S. Basel III Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The U.S. Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions.

The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Corporation on January 1, 2015, and were fully phased in on January 1, 2019.

The U.S. Basel III Capital Rules require the Corporation and its bank subsidiary to:

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

As of January 1, 2019, the Corporation and its bank subsidiary were also required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

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

As of September 30, 2019, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.

As of September 30, 2019, the Corporation’s subsidiary bank, Fulton Bank, N.A., was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, Fulton Bank, N.A. must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There are no conditions or events since September 30, 2019 that management believes have changed the institutions’ capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2019	December 31, 2018	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	12.0%	12.8%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	9.6%	10.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.6%	10.2%	4.5%	7.0%
Tier I Capital (to Average Assets)	8.5%	9.0%	4.0%	4.0%

The decreases in regulatory capital ratios from December 31, 2018 to September 30, 2019 were mainly due to common stock repurchases.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of September 30, 2019 (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+300 bp	+ $59.1 million	9.0%
+200 bp	+ $40.7 million	6.2%
+100 bp	+ $20.9 million	3.2%
–100 bp	– $34.0 million	– 5.2%
–200 bp	– $76.7 million	– 11.7%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of September 30, 2019, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

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

The Corporation's subsidiary bank, Fulton Bank, N.A., is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2019, the Corporation had $811.0 million of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $2.7 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2019, the Corporation had aggregate federal funds lines of $1.6 billion, with $20.0 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2019, the Corporation had $332 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

Liquidity must also be managed at the Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from a subsidiary bank to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary bank's regulatory capital levels and its net income. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain sufficiently capitalized and to meet its cash needs.

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The Consolidated Statements of Cash Flows provide additional information. The Corporation’s operating activities during the first nine months of 2019 generated $43.5 million of cash, mainly due to net income of $178.6 million, partially offset by the net impact of other operating activities Other changes, net resulted in a cash decrease of $195.6 million as a result of increases in bank-owned life insurance and net changes in the fair values of derivative assets and liabilities. Cash used in investing activities was $497.0 million, mainly due to net increases in investments and loans. Cash provided by financing activities was $606.4 million due mainly to increases in deposits exceeding the net decrease in long-term debt and the acquisition of treasury stock.

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

State and Municipal Securities

As of September 30, 2019, the Corporation owned securities issued by various states or municipalities with a total cost basis of $530.4 million and a fair value of $547.3 million. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2019, approximately 99% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 59% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of September 30, 2019, the Corporation’s investments in auction rate certificates ("ARCs"), a type of auction rate security, had a cost basis of $107.4 million and a fair value of $103.3 million.

As of September 30, 2019, the fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2019, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments that are guaranteed by the federal government. At September 30, 2019, all ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer trust preferred securities, subordinated debt and senior debt issued by financial institutions. As of September 30, 2019, these securities had an amortized cost of $353.8 million and an estimated fair value of $358.4 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2019 to July 31, 2019	710,042	$16.31	710,042	$36,432,800
August 1, 2019 to August 31, 2019	1,918,289	15.76	1,918,289	6,202,292
September 1, 2019 to September 30, 2019	395,512	15.68	395,512	—

During nine months ended September 30, 2019, 6.8 million shares were repurchased at a total cost of $111.3 million or $16.25 per share, under existing repurchase programs previously approved by the Corporation's board of directors.

In October 2019, the Corporation's board of directors approved an additional share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020.

Under the repurchase programs, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time.

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

FULTON FINANCIAL CORPORATION

Date:	November 8, 2019	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	November 8, 2019	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer