Form 10-K
period 2019-12-31
FULTON FINANCIAL CORP
filed 2020-02-21
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-10587
_______________________________________________________
FULTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2195389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Square	P. O. Box 4887	Lancaster,	Pennsylvania	17604
(Address of principal executive offices)				(Zip Code)
(717) 291-2411
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $2.50 par value	FULT	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and " emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion. The number of shares of the registrant’s Common Stock outstanding on February 7, 2020 was 164,294,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 19, 2020 are incorporated by reference in Part III.

PART I

Item 1. Business

General

Fulton Financial Corporation was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank, N.A. ("Fulton Bank") on June 30, 1982. In this Report, "the Corporation" refers to Fulton Financial Corporation and its subsidiaries that are consolidated for financial reporting purposes, except that when referring to Fulton Financial Corporation as a public company, as a bank holding company or as a financial holding company, or to the common stock or other securities issued by Fulton Financial Corporation, references to "the Corporation" refer solely to Fulton Financial Corporation. References to "the Parent Company" refer solely to Fulton Financial Corporation. In 2000, the Corporation became a financial holding company as defined in the GLB Act, which gave the Corporation the ability to expand its financial services activities under its holding company structure. See "Competition" and "Supervision and Regulation." The Corporation directly owns 100% of the common stock of Fulton Bank and eight non-bank entities. As of December 31, 2019, the Corporation had approximately 3,500 full-time equivalent employees.

The common stock of the Corporation is listed for quotation on the Global Select Market of The Nasdaq Stock Market under the symbol FULT. The Corporation's Internet address is www.fult.com. Electronic copies of the Corporation's 2019 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").

Banking and Financial Services Subsidiary

The Corporation, through its banking subsidiary, Fulton Bank, delivers financial services within its five-state market area (Pennsylvania, Delaware, Maryland, New Jersey and Virginia) in a personalized, community-oriented style that emphasizes relationship banking. As recently as 2018, the Corporation had six banking subsidiaries. During 2018, the Corporation began the process of consolidating its banking subsidiaries into Fulton Bank, which was completed in September 2019. The consolidation process resulted in the Corporation conducting its core banking business through a single bank subsidiary, Fulton Bank, which reduced the number of government agencies that regulate the Corporation's banking operations.

The Corporation operates in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation is not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on the Corporation. However, a large portion of the Corporation's loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans. See Item 1A. "Risk Factors - Economic and Credit Risks - The composition of the Corporation's loan and lease portfolio and competition for loans and leases subject the Corporation to credit risk."

The Corporation offers a full range of consumer and commercial banking products and services in its market area. Personal banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The Corporation offers a variety of consumer lending products to customers in its market areas. Secured consumer loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the Corporation's lending policy. The Corporation also offers a variety of fixed, variable and adjustable rate products, including construction loans and jumbo residential mortgage loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of Fulton Bank. Consumer loan products also include automobile loans, personal lines of credit and checking account overdraft protection.

Commercial banking services are provided to small and medium sized businesses (generally with sales of less than $150 million) in the Corporation's market area. The Corporation's policies limit the maximum total lending commitment to a single borrower to $55.0 million as of December 31, 2019, which is significantly below the Corporation's regulatory lending limit. In addition, the Corporation has established lower total lending limits based on the Corporation's internal risk rating of the borrower and for certain types of lending commitments. Commercial lending products include commercial, financial, agricultural and real estate loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or the London Interbank Offered Rate ("LIBOR"), as well as interest rate swaps. The Corporation's commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment finance leasing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

Wealth management services, which include investment management, trust, brokerage, insurance and investment advisory services, are offered to consumer and commercial customers in the Corporation's market area by Fulton Financial Advisors, a division of Fulton Bank.

The Corporation delivers products and services through traditional branch banking, with a network of full service branch offices. Electronic delivery channels include a network of automated teller machines, telephone banking, mobile banking and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at virtually any time of the day. Fulton Bank has 230 branches, not including remote service facilities (mainly stand-alone automated teller machines), and its main office is located in Lancaster, Pennsylvania.

Non-Bank Subsidiaries

The Corporation owns 100% of the common stock of five non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Financial Realty Company, which holds title to or leases certain properties where Corporation branch offices and other facilities are located; (ii) Central Pennsylvania Financial Corp., which owns limited partnership interests in partnerships invested primarily in low- and moderate-income housing projects; (iii) FFC Management, Inc., which owns certain passive investments; (iv) FFC Penn Square, Inc., which owns trust preferred securities ("TruPS") issued by a subsidiary of Fulton Bank; and (v) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.

The Corporation also owns 100% of the common stock of three non-bank subsidiaries which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2019:

Subsidiary	State of Incorporation	Total Assets
		(in thousands)
Columbia Bancorp Statutory Trust	Delaware	$6,186
Columbia Bancorp Statutory Trust II	Delaware	4,124
Columbia Bancorp Statutory Trust III	Delaware	6,186

Competition

The banking and financial services industries are highly competitive. Within its geographic region, the Corporation faces direct competition from other commercial banks, varying in size from local community banks to regional and national banks, credit unions and non-bank entities. As a result of the wide availability of electronic delivery channels, the Corporation also faces competition from financial institutions that do not have a physical presence in the Corporation's geographic markets.

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

The Corporation is a registered bank holding company, and has elected to be treated as a financial holding company, under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Corporation is regulated, supervised and examined by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Fulton Bank is a national banking association chartered under the laws of the United States and is primarily regulated by the Office of the Comptroller of the Currency ("OCC"). In addition, the Consumer Financial Protection Bureau ("CFPB") examines Fulton Bank for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services, and for enforcing such laws with respect to Fulton Bank and its affiliates.

Federal statutes that apply to the Corporation and its subsidiaries include the Gramm-Leach-Bliley Act ("GLB Act"), the BHCA, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the Federal Reserve Act, the National Bank Act and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions (such as loans and dividends), cash reserve requirements, lending limitations, compliance with unfair, deceptive and abusive acts and practices prohibitions, limitations on investments, and capital adequacy requirements, among other things. Such laws and regulations are intended primarily for the protection of depositors, customers and the Federal Deposit Insurance Fund ("DIF"), as well as to minimize risk to the banking system as a whole, and not for the protection of the Corporation's shareholders or non-depository creditors.

The following discussion is general in nature and seeks to highlight some of the more significant regulatory requirements to which the Corporation is subject, but does not purport to be complete or to describe all applicable laws and regulations.

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

Source of Strength - Federal banking law requires bank holding companies such as the Corporation to act as a source of financial strength and to commit capital and other financial resources to each of their banking subsidiaries. This support may be required at times when the Corporation may not be able to provide such support without adversely affecting its ability to meet other obligations, or when, absent such requirements, the Corporation might not otherwise choose to provide such support. If the Corporation is unable to provide such support, the Federal Reserve Board could instead require the divestiture of the Corporation's subsidiaries and impose operating restrictions pending the divestiture. If a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve Board's invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment.

The Economic Growth, Regulatory Relief, and Consumer Protection Act - In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act ("Economic Growth Act") became law. Among other things, the Economic Growth Act amended certain provisions of the Dodd-Frank Act to raise the total asset threshold for mandatory applicability of enhanced prudential standards for bank holding companies to $250 billion and to allow the Federal Reserve Board to apply enhanced prudential standards to bank holding companies with between $100 billion and $250 billion in total assets to address financial stability risks or safety and soundness concerns. The Economic Growth Act's increased threshold took effect immediately for bank holding companies with total assets of less than $100 billion, including the Corporation.

The Economic Growth Act also enacted other important changes, for which the banking agencies issued certain corresponding proposed and interim final rules, including:

•	Raising the total asset threshold for Dodd-Frank Act company-run stress tests from $10 billion to $250 billion;

•
Prohibiting federal banking agencies from imposing higher capital requirements for High Volatility Commercial Real Estate ("HVCRE") exposures unless such exposures meet the statutory definition for high volatility acquisition, development or construction ("ADC") loans in the Economic Growth Act;

•	Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000;

•
Providing that reciprocal deposits are not treated as brokered deposits in the case of a "well capitalized" institution that received a "outstanding" or "good" rating on its most recent examination to the extent the amount of such deposits does not exceed the lesser of $5 billion or 20% of the bank's total liabilities;

•
Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

Given Fulton Bank's size, a number of additional benefits afforded to community banks under applicable asset thresholds are not available to Fulton Bank.

Consumer Financial Protection Laws and Enforcement - The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the Equal Credit Opportunity Act ("ECOA"), Truth in Lending Act ("TILA"), the Truth in Savings Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act ("RESPA"), the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Corporation is subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services. Fair lending laws include ECOA and the Fair Housing Act ("FHA"), which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice ("DOJ") for investigation. Failure to comply with these and similar statutes and regulations can result in the Corporation becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations; however, the extent to which such coordination may actually occur is unpredictable and may change over time as the result of a number of factors, including changes in leadership at the DOJ and CFPB, as well as changes in the enforcement policies and priorities of each agency. As an independent bureau funded by the Federal Reserve Board, the CFPB may impose requirements that are more stringent than those of the other bank regulatory agencies.

As an insured depository institution with total assets of more than $10 billion, Fulton Bank is subject to the CFPB's supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result, Fulton Bank operates in a stringent consumer compliance environment.

Ability-to-pay rules and qualified mortgages - Under CFPB rules that implement TILA, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Fulton Bank, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - Under CFPB rules, mortgage lenders are required to provide a loan estimate, not later than the third business day after submission of a loan application, and a closing disclosure at least three days prior to the loan closing. The loan estimate must detail the terms of the loan, including, among other things, expenses, projected monthly mortgage payments and estimated closing costs. The closing disclosure must include, among other things, closing costs and a comparison of costs reported on the loan estimate to actual charges to be applied at closing.

Volcker Rule - Provisions of the Dodd-Frank Act, commonly known as the "Volcker Rule," prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds and other private funds that are, among other things, offered within specified exemptions to the Investment Company Act, known as "covered funds," subject to certain exemptions. In October 2019, the federal banking agencies, the Commodity Futures Trading Commission and the SEC (the "Volcker Rule Regulators") finalized amendments, effective on January 1, 2020, but with a required compliance date of January 1, 2021, to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity's trading activities and clarifying and amending certain definitions, requirements and exemptions. In January 2020, the Volcker Rule Regulators issued a proposal intended to clarify and amend certain definitions, requirements and exemptions relating to covered funds and the currently effective regulations. The Corporation is currently evaluating the potential impact of the recently finalized and proposed amendments, and the ultimate impact of the amendments on the Corporation's investing and trading activities will depend on, among other things, further rulemaking and guidance from the Volcker Rule Regulators and the development of market practices and standards.

Capital Requirements - The Corporation and Fulton Bank are subject to risk-based requirements and rules issued by the federal banking agencies (the "Basel III Rules") that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulation. Under the Basel III Rules, the Corporation and Fulton Bank apply the standardized approach in measuring their risk-weighted assets ("RWA") and regulatory capital.

Under the Basel III Rules, the Corporation and Fulton Bank are subject to the following minimum capital ratios:

•	A minimum Common Equity Tier 1 ("CET1") capital ratio of 4.50% of RWA;

•	A minimum Tier 1 capital ratio of 6.00% of RWA,; and

•	A minimum Total capital ratio of 8.00% of RWA.

The Basel III Rules also include a "capital conservation buffer" of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum CET1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). If Fulton Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from Fulton Bank. If the Corporation does not receive sufficient cash dividends from Fulton Bank, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel. As of December 31, 2019, the Corporation and Fulton Bank met the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

The Corporation and Fulton Bank are also required to maintain a minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4%. The Corporation and Fulton Bank are not subject to the Basel III Rules' countercyclical buffer or the supplementary leverage ratio.

The Basel III Rules provide for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets ("DTAs") that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights ("MSRs"), DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. In July 2019, the federal banking agencies adopted final rules intended to simplify the capital treatment for certain DTAs, MSRs, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and Fulton Bank, that are not subject to the advanced approaches framework (the "Capital Simplification Rules"). The Capital Simplification Rules were effective for the Corporation as of January 1, 2020.

The Corporation and Fulton Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Basel III Rules to exclude the effects of certain components of accumulated other comprehensive income ("AOCI") included in shareholders' equity under U.S. GAAP in determining regulatory capital ratios.

Under the Basel III Rules, certain off-balance sheet commitments and obligations are converted into RWA, that together with on-balance sheet assets, are the base against which regulatory capital is measured. The Basel III Rule defined the risk-weighting categories for bank holding companies and banks that follow the standardized approach, such as the Corporation and Fulton Bank, based on a risk-sensitive analysis, depending on the nature of the exposure.

The Capital Simplifications Rules adopted in July 2019 eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, the Corporation's repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

In December 2017, the Basel Committee published the last version of the Basel III accord, generally referred to as "Basel IV." Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation or Fulton Bank. The impact of Basel IV on the Corporation and Fulton Bank will depend on the manner in which it is implemented by the federal banking agencies.

As noted above, the federal banking agencies have implemented the provisions of the Economic Growth Act that provide certain capital relief pursuant a new and narrower definition of HVCRE exposures that are subject to a heightened risk weight.

Stress Testing and Capital Planning - As a result of the Economic Growth Act and implementing regulations adopted by the Federal Reserve Board and OCC, the Corporation and Fulton Bank are no longer subject to company-run stress testing requirements under the Dodd-Frank Act. The Federal Reserve Board continues to supervise the Corporation's capital planning and risk management practices through the regular supervisory process.

Current Expected Credit Losses Transitional Provisions - In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the existing "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the Corporation is required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In December 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The new CECL standard became effective for the Corporation on January 1, 2020. See "Note 1 - Summary of Significant Accounting Policies - Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information on CECL and its impact on the Corporation's allowance for credit losses and regulatory capital.

Prompt Corrective Action - The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a system of prompt corrective action to attempt to resolve the problems of undercapitalized institutions. The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2019, Fulton Bank's capital ratios were above the minimum levels required to be considered "well capitalized" by the OCC.

Under this system, the federal banking agencies are required to take certain, and authorized to take other, prompt corrective actions against undercapitalized institutions, the severity of which increase as the capital category of an institution declines, including restrictions on growth of assets and other forms of expansion. Generally, a capital restoration plan must be filed with the institution's primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, the holding company must guarantee any such capital restoration plan in certain circumstances. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply. The parent holding company might also be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors.

In addition, regulators consider both risk-based capital ratios and other factors that can affect a bank's financial condition, including (i) concentrations of credit risk, (ii) interest rate risk, and (iii) risks from non-traditional activities, along with an institution's ability to manage those risks, when determining capital adequacy. This evaluation is made during the institution's safety and soundness examination. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Brokered Deposits - The FDICIA and FDIC regulations limit the ability of an insured depository institution, such as Fulton Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. In December 2019, the FDIC issued a proposed rule that seeks to bring brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered. The impact on the Corporation and Fulton Bank from any changes to the brokered deposit regulations will depend on the final form of the proposed rule and the development of market practices and structures.

Loans and Dividends from Bank Subsidiary - There are various restrictions on the extent to which Fulton Bank can make loans and other extensions of credit (including credit exposure arising from repurchase and reverse repurchase agreements, securities borrowing and derivative transactions) to, or enter into certain transactions with, its affiliates, which include the Corporation and its non-bank subsidiaries. In general, these restrictions require that such transactions: are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of Fulton Bank's regulatory capital (20% in the aggregate to all such entities); satisfy certain qualitative limitations, including that any covered transaction be made on an arm's length basis; and, in the case of extensions of credit, be secured by designated amounts of specified collateral.

For safety and soundness reasons, banking regulations also limit the amount of cash that can be transferred from Fulton Bank to the Parent Company in the form of dividends. Generally, dividends are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits. In addition, banks are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" for additional information regarding regulatory capital and dividend and loan limitations.

Federal Deposit Insurance - The deposits of Fulton Bank are insured up to the applicable limits by the DIF, generally up to $250,000 per insured depositor. Fulton Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the DIF. In addition, the FDIC possesses backup enforcement authority over a depository institution holding company, such as the Corporation, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

FDIC assessment rates for large institutions that have more than $10 billion in assets, such as Fulton Bank, are calculated based on a "scorecard" methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs, based primarily on the difference between the institution's average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Fulton Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis. An institution's assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.

The Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which was signed into law on December 22, 2017, disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as Fulton Bank, the premium deduction is phased out based on the proportion of the bank's assets exceeding $10 billion.

Anti-Money Laundering Requirements and the USA Patriot Act - The USA PATRIOT Act of 2001 ("Patriot Act"), which amended the Bank Secrecy Act of 1970 ("BSA"), and other anti-money laundering ("AML") laws and regulations impose affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Among other requirements, the Patriot Act and related regulations impose the following requirements on financial institutions:

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

Failure to comply with the requirements of the Patriot Act and other AML laws and regulations could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a holding company's effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. In addition, financial institutions are subject to customer due diligence requirements, issued by the Financial Crimes Enforcement Network, to identify and verify the identity of natural persons, known as beneficial owners, who own, control, and profit from legal entity customers when those customers open accounts. The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and other AML laws and regulations, and will continue to revise and update its policies, procedures and controls to reflect required changes. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - Failure to comply with the BSA, the Patriot Act and related AML requirements, or with sanctions laws, could subject the Corporation to enforcement actions, fines, penalties, sanctions and other remedial actions."

Commercial Real Estate Guidance - Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards, and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk. Under that guidance, an institution is potentially exposed to significant concentration risk if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Community Reinvestment - Under the Community Reinvestment Act of 1977 ("CRA"), Fulton Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (3) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2019, Fulton Bank was rated as "satisfactory." Regulations require that Fulton Bank publicly disclose certain agreements that are in fulfillment of CRA. Fulton Bank is not a party to any such agreements at this time.

In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking with the stated intention to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve Board has not joined the proposed rulemaking. The impact on Fulton Bank from any changes to the CRA regulations will depend on the final form of the proposed rule and how it is implemented and applied.

Standards for Safety and Soundness - Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 ("Riegle-Neal Act"), the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the agencies have adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the regulator must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If the institution fails to comply with such an order, the regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The federal banking agencies have issued guidance that provides that, to be consistent with safety and soundness principles, a banking organization's incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance, including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

During the second quarter of 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based compensation arrangements at specified regulated entities having at least $1 billion in total assets (including the Corporation and Fulton Bank), but these proposed rules have not been finalized.

Privacy Protection and Cybersecurity - Fulton Bank is subject to regulations implementing the privacy protection provisions of the GLB Act. These regulations require Fulton Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Fulton Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Fulton Bank is required to provide its customers with the ability to "opt-out" of having Fulton Bank share their nonpublic personal information with unaffiliated third parties.

Fulton Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLB Act. The guidelines describe the federal bank regulatory agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, the Federal Reserve Board will consider them in connection with the examination and supervision of banking organizations below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards.

In addition, certain states have enacted laws establishing consumer privacy protections and data security requirements in their respective states. For example, the California Consumer Privacy Act (“CCPA”) gives California residents new rights to receive certain disclosures regarding the collection, use, and sharing of “Personal Information,” as well as rights to access, delete, and restrict the sale of certain personal information collected about them. The CCPA went into effect on January 1, 2020, and Fulton Bank will need to comply with the CCPA in serving the small number of its customers that are residents of California. Privacy and data security legislation remained a priority issue in 2019. Attempts by state and local governments to regulate consumer privacy have the potential to create a patchwork of differing and/or conflicting state regulations.

Federal Reserve System - Federal Reserve Board regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in the Federal Reserve Board's Regulation D to an institution's reservable liabilities (primarily net transaction accounts such as NOW and demand deposit accounts). A reserve of 3% must be maintained against aggregate transaction account balances of between $16.9 million and $127.5 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board within a range of between 8% and 14%) against that portion of total transaction account balances in excess of $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. Fulton Bank is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board. Pursuant to the Emergency Economic Stabilization Act of 2008, the Federal Reserve Banks pay interest on depository institutions' required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

Acquisitions - The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before:

•
the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;

•	any of the company's subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or

•	the company may merge or consolidate with any other bank or financial holding company.

Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other insured depository institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, including the capital position of the combined organization, convenience and needs factors, including the applicant's CRA record, the effectiveness of the subject organizations in combating money laundering activities, and the transaction's effect on the stability of the U.S. banking or financial system.

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

Permissible Activities - As a bank holding company, the Corporation may engage in the business of banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve Board has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. As a financial holding company, the Corporation may also may engage in or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the Corporation continues to meet the eligibility requirements for financial holding companies, including that the Corporation and each of its U.S. depository institution subsidiaries remain "well-capitalized" and "well-managed."

A depository institution is considered "well-capitalized" if it satisfies the requirements of the Prompt Corrective Action framework described above. A depository institution is considered "well-managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. If a financial holding company ceases to be well-capitalized and well-managed, the financial holding company must enter into a non-public confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any new non-banking financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not timely return to compliance, the Federal Reserve Board may require divestiture of the financial holding company's banking subsidiaries. Bank holding companies and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. A financial holding company will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a "satisfactory" rating under the CRA.

Activities that are "financial in nature" include securities underwriting, dealing and market making, advising mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity.

"Complementary activities" are activities that the Federal Reserve Board determines upon application to be complementary to a financial activity and that do not pose a safety and soundness issue.

Enforcement Powers of Federal Banking Regulators - The Federal Reserve Board and other U.S. banking agencies have broad enforcement powers with respect to an insured depository institution and its holding company, including the power to (i) impose cease and desist orders, substantial fines and other civil penalties, (ii) terminate deposit insurance, and (iii) appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject the Corporation or Fulton Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

In addition, under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

Federal Securities Laws - The Corporation is subject to the periodic reporting, proxy solicitation, tender offer, insider trading, corporate governance and other requirements under the Securities Exchange Act of 1934. Among other things, the federal securities laws require management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation's independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation's internal control over financial reporting. These reports can be found in Part II, Item 8, "Financial Statements and Supplementary Data." Certifications of the Chief Executive Officer and the Chief Financial Officer as required by the Sarbanes-Oxley Act of 2002 and the resulting SEC rules can be found in the "Signatures" and "Exhibits" sections.

Executive Officers
The executive officers of the Corporation are as follows:

Name	Age (1)	Office Held and Term of Office

E. Philip Wenger	62
Director of the Corporation since 2009 and Director of Fulton Bank, N.A since 2019. Chairman of the Board and Chief Executive Officer of the Corporation since January 2013. Mr. Wenger previously served as President of the Corporation from 2008 to 2017, Chief Operating Officer of the Corporation from 2008 to 2012, a Director of Fulton Bank, N.A. from 2003 to 2009, Chairman of Fulton Bank, N.A. from 2006 to 2009 and has been employed by the Corporation in a number of positions since 1979.

Mark R. McCollom	55
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

Curtis J. Myers	51
Director of the Corporation since 2019 and Director of Fulton Bank, N.A. since 2009. President and Chief Operating Officer of the Corporation since January 1, 2018. Chairman and Chief Executive Officer of Fulton Bank, N.A. since May 2018. Mr. Myers served as Senior Executive Vice President of the Corporation from July 2013 to December 2017. President and Chief Operating Officer of Fulton Bank, N.A. since February 2009. He served as Executive Vice President of the Corporation since August 2011. Mr. Myers has been employed by Fulton Bank, N.A. in a number of positions since 1990.

David M. Campbell	58
Senior Executive Vice President, and Director of Strategic Initiatives and Operations since December 2014. Mr. Campbell joined the Corporation as Chief Administrative Officer of Fulton Financial Advisors, a division of Fulton Bank, N.A. in 2009, and was promoted to President of Fulton Financial Advisors in 2010. He has more than 30 years of experience in financial services.

Beth Ann L. Chivinski	59
Senior Executive Vice President and Chief Risk Officer of the Corporation effective June 1, 2016. Previously, she served as the Corporation’s Chief Audit Executive April 2013 to June 2016 and was promoted to Senior Executive Vice President of the Corporation in 2014. Prior to that, she served as the Corporation’s Executive Vice President, Controller and Chief Accounting Officer from June 2004 to March 31, 2013. Ms. Chivinski has worked in various positions with the Corporation since 1994.

Meg R. Mueller	55
Senior Executive Vice President and Head of Commercial Business since January 1, 2018. Ms. Mueller served as Chief Credit Officer of the Corporation from 2010 - 2017 and was promoted to Senior Executive Vice President of the Corporation in 2013. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Angela M. Sargent	52
Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Ms. Sargent served as Executive Vice President and Chief Information Officer from 2002 to 2013 and has been employed by the Corporation in a number of positions since 1992.

Angela M. Snyder	55
Senior Executive Vice President and Head of Consumer Banking since January 1, 2018. She heads the Corporation's Consumer Banking line of business. Ms. Snyder joined the Corporation in 2002 as President of Woodstown National Bank she then served as Chairwoman, President and CEO of Fulton Bank of New Jersey until 2019, when the Corporation consolidated that bank into Fulton Bank, N.A. Ms Snyder served as Chairwoman of the New Jersey Bankers Association in 2017. She has more than 30 years of experience in the financial services industry.

Daniel R. Stolzer	63
Senior Executive Vice President, Chief Legal Officer and Corporate Secretary since January 1, 2018. Mr. Stolzer joined the Corporation in 2013 as Executive Vice President, General Counsel and Corporate Secretary. Prior to joining the Corporation, Mr. Stolzer served as chief counsel special projects at PNC Financial Services Group in Pittsburgh, PA and deputy general counsel at KeyCorp in Cleveland, OH. He has more than 30 years of experience working in financial services law beginning with work at several law firms, including Cadwalader, Wickersham & Taft in New York City where he was a member of the Corporate Securities and Capital Markets practice groups.

.

Bernadette M. Taylor	58
Senior Executive Vice President, and Chief Human Resource Officer since May 2015. In 2001, she was promoted to Senior Vice President of employee services. She served as Executive Vice President of employee services, employment, and director of human resources before her promotion in 2015 to Chief Human Resources Officer. Dr. Taylor joined the Corporation in 1994 as Corporate Training Director at Fulton Financial Corporation.

(1) As of December 31, 2019

Item 1A. Risk Factors

An investment in the Corporation's securities involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.

ECONOMIC AND CREDIT RISKS.

Difficult conditions in the economy and the financial markets may materially adversely affect the Corporation's business and results of operations.

The Corporation's results of operations and financial condition are affected by conditions in the economy and the financial markets generally. The Corporation's financial performance is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; changes in the rate of inflation or in interest rates; high unemployment; governmental fiscal and monetary policies; the level of, or changes in, prices of raw materials, goods or commodities; global economic conditions; trade policies and tariffs affecting other countries as well as retaliatory policies and tariffs by such countries; geopolitical events; natural disasters; public health crises, such as epidemics and pandemics; acts of war or terrorism; or a combination of these or other factors.

Specifically, the business environment impacts the ability of borrowers to pay interest on, and repay principal of, outstanding loans and leases and the value of collateral, if any, securing those loans and leases, as well as demand for loans, leases and other products and services the Corporation offers. If the quality of the Corporation's loan and lease portfolio declines, the Corporation may have to increase its provision for credit losses, which would negatively impact its results of operations, and could result in charge-offs of a higher percentage of its loans. Unlike large, national institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect the profit potential of the Corporation.

The Corporation is subject to certain risks in connection with the establishment and level of its allowance for credit losses.

The allowance for credit losses consists of the allowance for loan and lease losses, which is recorded as a reduction to loans and leases on the consolidated balance sheet, and the reserve for unfunded lending commitments, which is included in other liabilities on the consolidated balance sheet. While the Corporation believes that its allowance for credit losses as of December 31, 2019 was sufficient to cover incurred losses in the loan and lease portfolio on that date, the Corporation may need to increase its provision for credit losses in future periods due to changes in the risk characteristics of the loan and lease portfolio, thereby negatively impacting its results of operations.

The allowance for credit losses represents management's estimate of losses inherent in the loan and lease portfolio as of the balance sheet date. Management's estimate of losses inherent in the loan and lease portfolio is dependent on the proper application of its methodology for determining its allowance needs. The most critical judgments underpinning that methodology include: the ability to identify potential problem loans and leases in a timely manner; proper collateral valuation of loans and leases evaluated for impairment; proper measurement of allowance needs for pools of loans and leases evaluated for impairment; and an overall assessment of the risk profile of the loan and lease portfolio.

The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan and lease portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Corporation's loan and lease portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions for credit losses, which will impact the Corporation's operating results.

If the Corporation's assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses may be necessary. Depending on the amount of such provisions for credit losses, the adverse impact on the Corporation's earnings could be material.

Furthermore, banking regulators may require the Corporation to make additional provisions for credit losses or otherwise recognize further loan and lease charge-offs or impairments following their periodic reviews of the Corporation's loan and lease portfolio, underwriting procedures and allowance for credit losses. Any increase in the Corporation's allowance for credit losses or loan and lease charge-offs as required by such regulatory agencies could have a material adverse effect on the Corporation's financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Provision and Allowance for Credit Losses."

The FASB's Accounting Standards Update 2016-13, effective for the Corporation as of January 1, 2020, substantially changes the accounting for credit losses on loans, leases and other financial assets held by banks, financial institutions and other organizations. The new standard requires the recognition of credit losses on loans, leases and other financial assets based on an entity's current estimate of expected losses over the lifetime of each loan, lease or other financial asset, referred to as the Current Expected Credit Loss ("CECL") model, as opposed to the existing "incurred loss" model, which required recognition of losses on loans, leases and other financial assets only when those losses were "probable." In December 2018, the bank regulatory agencies approved a final rule modifying the agencies' regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of adoption of the CECL model. The Corporation expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the date of adoption of the CECL model. The determination of the one-time cumulative-effect adjustment, and the determination of the allowance for credit losses in future periods, under the CECL model depend significantly upon the Corporation's assumptions and judgments with respect to a variety of factors, including the performance of the loan and lease portfolio, the weighted-average remaining lives of different classifications of loans and leases within the loan and lease portfolio and current and forecasted economic conditions, as well as changes in the rate of growth in the loan and lease portfolio and changes in the composition of the loan and lease portfolio, among other factors. As under the existing incurred loss model, if the Corporation's assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Corporation's earnings could be material. See "Note 1 - Summary of Significant Accounting Policies - Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

The composition of the Corporation's loan and lease portfolio and competition for loans and leases subject the Corporation to credit risk.

Approximately 72% of the Corporation's loan and lease portfolio was in commercial loans, commercial mortgage loans, and construction loans at December 31, 2019. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because they typically have larger balances and are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of businesses and properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation.

Furthermore, intense competition among both bank and non-bank lenders, coupled with moderate levels of recent economic growth, could increase pressure on the Corporation to relax its credit standards and/or underwriting criteria in order to achieve the Corporation's loan growth targets. A relaxation of credit standards or underwriting criteria could result in greater challenges in the repayment or collection of loans should economic conditions, or individual borrower performance, deteriorate to a degree that could impact loan performance. Additionally, competitive pressures could drive the Corporation to consider loans and customer relationships that are outside of the Corporation's established risk appetite or target customer base. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loans and Leases."

MARKET RISKS.

The Corporation is subject to interest rate risk.

The Corporation cannot predict or control changes in interest rates. The Corporation is affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, which regulates the national money supply and engages in other lending and investment activities in order to manage recessionary and inflationary pressures, many of which affect interest rates charged on loans and leases and paid on deposits.

Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of the Corporation's net income, accounting for approximately 75% of total revenues in 2019. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on the Corporation's net interest margin, or the difference between interest earned on loans, leases and investments and interest paid on deposits and borrowings. The rates on some interest-earning assets, such as loans, leases and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in a decrease in the interest earned on interest-earning assets that is not accompanied by a corresponding decrease in the interest paid on interest-bearing liabilities, or the decrease in interest paid might be at a slower pace, or in a smaller amount, than the decrease in interest earned, reducing the Corporation's net interest income and/or net interest margin. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income."

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

The London Interbank Offered Rate ("LIBOR") is the reference rate used for many of the Corporation's transactions, including variable and adjustable rate loans, derivative contracts, borrowings and other financial instruments. However, a reduced volume of interbank unsecured term borrowing, coupled with legal and regulatory proceedings related to rate manipulation by certain financial institutions, has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the process for establishing LIBOR, announced in July 2017 that the FCA intends to stop persuading, or compelling, banks to submit rates for the calculation of LIBOR after 2021.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amounts received and paid on derivative contracts and other financial instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs.

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

The Corporation must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Corporation's liquidity management policies and practices emphasize core deposits and repayments and maturities of loans, leases and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by Federal Home Loan Bank ("FHLB") advances, borrowings from the Federal Reserve Bank, proceeds from the sales of loans and use of liquidity resources of the Corporation, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to the Corporation than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Corporation's results of operations or financial condition, downgrades in the Corporation's credit ratings, regulatory actions involving the Corporation, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

The Corporation relies on customer deposits as its primary source of funding. A substantial majority of the Corporation's deposits are in non-maturing accounts, which deposit customers can withdraw on demand or upon several days' notice. Factors, many of which are outside the Corporation's control, can cause fluctuations in both the level and cost of customer deposits. These factors include competition for customer deposits from other financial institutions and non-bank competitors, changes in interest rates, the rates of return available from alternative investments or asset classes, changes in customer confidence in the Corporation or in financial institutions generally, and the liquidity needs of the Corporation's deposit customers. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for the Corporation, representing approximately 12% of total deposits at December 31, 2019. State and municipal customers frequently maintain large deposit account balances substantially in excess of the per-depositor limit of FDIC insurance, and may be more sensitive than other depositors to changes in interest rates and the other factors discussed above. Advances in technology, such as online banking, mobile banking, digital payment platforms and the acceleration of financial technology innovation, have also made it easier to move money, potentially causing customers to switch financial institutions or switch to non-bank competitors. Movement of customer deposits into higher-yielding deposit accounts offered by the Corporation, the need to offer higher interest rates on deposit accounts to retain customer deposits, or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Corporation's funding costs, reduce its net interest margin and/or create liquidity challenges.

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

LEGAL, COMPLIANCE AND REPUTATIONAL RISKS.

The Corporation and Fulton Bank are subject to extensive regulation and supervision and may be adversely affected by changes in laws and regulations or any failure to comply with laws and regulations.

Virtually every aspect of the Corporation's and Fulton Bank's operations is subject to extensive regulation and supervision by federal and state regulatory agencies, including the Federal Reserve Board, OCC, FDIC, CFPB, DOJ, UST, SEC, HUD, state attorneys general and state banking, financial services, securities and insurance regulators. Under this regulatory framework, regulatory agencies have broad authority in carrying out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including laws and regulations relating to capital adequacy, asset quality, liquidity, risk management and financial accounting and reporting, as well as laws and regulations governing consumer protection, fair lending, privacy, information security and cybersecurity risk management, third-party vendor risk management, and AML and anti-terrorism laws, among other aspects of the Corporation's business. Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, or the commencement of informal or formal regulatory enforcement actions against the Corporation or Fulton Bank. Other negative consequences can also result from such failures, including regulatory restrictions on the Corporation's activities, including restrictions on the Corporation's ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in the Corporation's securities and increases in the Corporation's costs of doing business.

The U.S. Congress and state legislatures and federal and state regulatory agencies continually review banking and other laws, regulations and policies for possible changes. Changes in applicable federal or state laws, regulations or governmental policies may affect the Corporation and its business. The effects of such changes are difficult to predict and may produce unintended consequences. New laws, regulations or changes in the regulatory environment could limit the types of financial services and products the Corporation may offer, alter demand for existing products and services, increase the ability of non-banks to offer competing financial services and products, increase compliance burdens, or otherwise adversely affect the Corporation's business, results of operations or financial condition.

Compliance with banking and financial services statutes and regulations is also important to the Corporation's ability to engage in new activities or to expand upon existing activities. Regulators continue to scrutinize banks through longer and more intensive examinations. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation's operations and expansion activities that could have a material adverse effect on its business and profitability. The Corporation has dedicated significant time, effort, and expense over time to comply with regulatory and supervisory standards and requirements imposed by the Corporation's regulators, and the Corporation expects that it will continue to do so. If the Corporation fails to develop at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on the Corporation's business, financial condition, or results of operations.

Failure to comply with the BSA, the Patriot Act and related AML requirements, or with sanctions laws, could subject the Corporation to enforcement actions, fines, penalties, sanctions and other remedial actions.

Regulators have broad authority to enforce AML and sanctions laws. Failure to comply with AML and sanctions laws or to maintain an adequate compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when considering approval of applications to acquire, merge, or consolidate with another banking institution, or to engage in other expansionary activities. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the DOJ, against banks, broker-dealers and non-bank financial institutions with respect to AML and sanctions laws and some have resulted in substantial penalties, including criminal pleas. Enforcement actions have included the Federal Reserve Board's Consent Order against the Corporation in 2014 (the "Consent Order"), which was terminated in May 2019, in connection with alleged deficiencies in the Corporation's BSA/AML compliance program. Any violation of law or regulation, possibly even inadvertent or unintentional violations, could result in the fines, sanctions or other penalties described above, including one or more additional consent orders against Fulton Bank or the Corporation, which could have significant reputational or other consequences and could have a material adverse effect on our business, financial condition and results of operations.

Additional expenses and investments have been incurred in recent years as the Corporation expanded its hiring of personnel and use of outside professionals, such as consulting and legal services, and made capital investments in operating systems to strengthen and support the Corporation's BSA/AML compliance program, as well as the Corporation's broader compliance and risk management infrastructures. The expense and capital investment associated with all of these efforts, including those undertaken in connection with the Consent Order, have had an adverse effect on the Corporation's results of operations in recent periods and could have a material adverse effect on the Corporation's results of operations in one or more future periods.

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

The CFPB, which was established pursuant to the Dodd-Frank Act, has imposed enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services. These actions have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators, also have been increasingly active in this area with respect to institutions over which they have jurisdiction. See Item 1. "Business-Supervision and Regulation."

Changes in U.S. federal, state or local tax laws may negatively impact the Corporation's financial performance.

The Corporation is subject to changes in tax law that could increase the Corporation's effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect the Corporation's current and future financial performance. In December 2017, the Tax Act was signed into law, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended (the "Code"). The Tax Act reduced the Corporation's Federal corporate income tax rate to 21% beginning in 2018. However, the Tax Act also imposed limitations on the Corporation's ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which partially offset the increase in net income from the lower tax rate.

In addition, a number of the changes to the Code are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Code.

Negative publicity could damage the Corporation's reputation and business.

Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could result from the Corporation's actual, alleged or perceived conduct in any number of activities, including lending practices, litigation, corporate governance, regulatory, compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government agencies and community organizations in response to that conduct. In addition, unfavorable public opinion regarding the broader financial services industry, or arising from the actions of individual financial institutions, can have an adverse effect on the Corporation's reputation. Because the Corporation conducts its businesses under the "Fulton" brand, negative public opinion about one line of business could affect the Corporation's other lines of businesses. Further, the increased use of social media platforms facilitates the rapid and widespread dissemination of information, including inaccurate, misleading, or false information, which could magnify the potential harm to the Corporation's reputation. Any of these or other events that impair the Corporation's reputation can affect the Corporation's ability to attract and retain customers and employees, and access sources of funding and capital, any of which could have materially adverse effect on the Corporation's results of operations and financial condition.

From time to time the Corporation may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on the Corporation's business and results of operations as well as its reputation.

Many aspects of the Corporation's business involve substantial risk of legal liability. From time to time, the Corporation has been named or threatened to be named as defendant in various lawsuits arising from its business activities (and in some cases from the activities of companies that were acquired). In addition, the Corporation is periodically the subject of governmental investigations and other forms of regulatory or governmental inquiry. For example, the Corporation is responding to an investigation by the staff of the Division of Enforcement of the U.S. Securities and Exchange Commission regarding certain accounting determinations that could have impacted the Corporation's reported earnings per share. Like other large financial institutions, the Corporation is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. These lawsuits, investigations, inquiries and other matters could lead to administrative, civil or criminal proceedings, or result in adverse judgments, settlements, fines, penalties, restitution, injunctions or other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices. Substantial legal liability or significant regulatory actions against the Corporation could materially adversely affect the Corporation's business, financial condition or results of operations and/or cause significant reputational harm. The Corporation establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. For matters where a loss is not probable, or the amount of the loss cannot be reasonably estimated by the Corporation, no loss reserve is established. However, the Corporation may still incur potentially significant legal costs for a matter, even if a reserve has not been established.

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

The Corporation may seek to supplement organic growth through acquisitions of banks or branches, or other financial businesses or assets. Acquiring other banks, branches, financial businesses or assets involves a variety of risks commonly associated with acquisitions, including, among other things:

•	The possible loss of key employees and customers of the acquired business;

•	Potential disruption of the acquired business and the Corporation's business;

•	Exposure to potential asset quality issues of the acquired business;

•	Potential exposure to unknown or contingent liabilities of the acquired business including, without limitation, liabilities for regulatory and compliance issues;

•	Potential changes in banking or tax laws or regulations that may affect the acquired business; and

•	Potential difficulties in integrating the acquired business, resulting in the diversion of resources from the operation of the Corporation's existing businesses.

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

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulation than the Corporation and have different cost structures. Some of the Corporation's competitors have greater resources, higher lending limits, lower cost of funds and may offer other services not offered by the Corporation. The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and, as a result, may be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as funds transfers, payment services, residential mortgage loans, consumer loans and wealth and investment management services. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of financial technology companies ("Fintechs") has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products.

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

In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, the Corporation may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2019, the Corporation had $532.7 million of goodwill recorded on its balance sheet. The Corporation is required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

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

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in the Corporation's financial statements, and these ultimate values may differ materially from those determined based on management's estimates and assumptions. In addition, the FASB, regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of the Corporation's financial statements. For example, see "The Corporation is subject to certain risks in connection with the establishment and level of its allowance for credit losses" above for a discussion of CECL and its impact on the Corporation's allowance for credit losses. Further, those bodies that establish and interpret the accounting standards (such as the FASB, the Securities and Exchange Commission, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how the Corporation records and reports its financial condition and results of operations.

OPERATIONAL RISKS.

The Corporation is exposed to many types of operational and other risks, and the Corporation's framework for managing risks may not be effective in mitigating risk.

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

The Corporation relies upon certain third-party vendors to provide products and services necessary to maintain its day-to-day operations, including, notably, responsibility for the core processing system that services Fulton Bank. Accordingly, the Corporation's operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to the Corporation's operations, which could have a material adverse effect on the Corporation's financial condition or results of operations, and damage its reputation. Further, third-party vendor risk management has become a point of regulatory emphasis recently. A failure of the Corporation to follow applicable regulatory guidance in this area could expose the Corporation to regulatory sanctions.

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

The Corporation's business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information regarding customers, employees and others on a daily basis. While the Corporation performs some of the functions required to operate its business directly, it also outsources significant business functions, such as processing customer transactions, maintenance of customer-facing websites, including its online and mobile banking functions, and developing software for new products and services, among others. These relationships require the Corporation to allow third parties to access, store, process and transmit customer information. As a result, the Corporation may be subject to cyber security risks directly, as well as indirectly through the vendors to whom it outsources business functions and the downstream service providers of those vendors. The increased use of smartphones, tablets and other mobile devices, as well as cloud computing, may also heighten these and other operational risks. Cyber threats could result in unauthorized access, loss or destruction of confidential information or customer data, unavailability, degradation or denial of service, introduction of computer viruses or ransomware and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Corporation to regulatory investigations, litigation or enforcement actions require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Corporation's business, financial condition or results of operations and damage its reputation.

Like other financial institutions, the Corporation continuously experiences malicious cyber activity directed at its websites, computer systems, software, networks and its users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. The Corporation also experiences large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the Corporation, its employees or its customers. While, to date, malicious cyber activity, cyber attacks and other information security breaches have not had a material adverse impact on the Corporation, there can be no assurance that such events will not have a material adverse impact on the Corporation’s business, results of operations, financial condition or reputation in the future.

The Corporation uses monitoring and preventive controls to detect and respond to data breaches and cyber threats involving its own systems before they become significant. The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The Corporation also attempts to reduce its exposure to its vendors' data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions, among other things. The additional cost to the Corporation of data and cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of personnel who focus a substantial portion of their responsibilities on data and cyber security.

There can be no assurance that the measures employed by the Corporation to detect and combat direct or indirect cyber threats will be effective. In addition, because the methods of cyber attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive control measures or proactively address these methods and the probability of a successful attack cannot be predicted. The Corporation's or a vendor's failure to promptly identify and counter a cyber attack may result in increased costs and other negative consequences, such as the loss of, or inability to access, data, degradation or denial of service and introduction of computer viruses. Although the Corporation maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses. Further, a successful cyber security attack that results in a significant loss of customer data or compromises the Corporation's ability to function would have a material adverse effect on the Corporation's business, reputation, financial condition and results of operation.

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

In addition, the sale of residential mortgage loans and other loans in the secondary market serves as a source of non-interest income and liquidity for the Corporation, and can reduce its exposure to risks arising from changes in interest rates. Efforts to reform government sponsored enterprises and agencies, changes in the types of, or standards for, loans purchased by government sponsored enterprises or agencies and other investors, or the Corporation's failure to maintain its status as an eligible seller of such loans may limit the Corporation's ability to sell these loans. The inability of the Corporation to continue to sell these loans could reduce the Corporation's non-interest income, limit the Corporation's ability to originate and fund these loans in the future, and make managing interest rate risk more challenging, any of which could have a material adverse effect on the Corporation's results of operations and financial condition.

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

The Corporation is required by regulatory agencies to maintain adequate levels of capital to support its operations. The Corporation anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. The Corporation, however, may at some point choose to raise additional capital to support future growth. The Corporation's ability to raise additional capital will depend, in part, on conditions in the financial markets at that time, which are outside of the Corporation's control. Accordingly, the Corporation may be unable to raise additional capital, if and when needed, on terms acceptable to the Corporation, or at all.

If the Corporation cannot raise additional capital when needed, its ability to expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in the Corporation's stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

Capital requirements have been adopted by U.S. banking regulators that may limit the Corporation's ability to return earnings to shareholders or operate or invest in its business.

The Corporation and Fulton Bank are subject to capital requirements under the Basel III Rules. Failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or Fulton Bank or restricting the commencement of new activities, and such failure could subject the Corporation or Fulton Bank to a variety of enforcement remedies, including limiting the ability of the Corporation or Fulton Bank to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2019, the Corporation's current capital levels met the minimum capital requirements, including the capital conservation buffer, as set forth in the Basel III Rules. See Item 1. "Business-Supervision and Regulation-Capital Requirements."

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

Fulton Financial Corporation is a separate and distinct legal entity from its bank and non-bank subsidiaries, and depends on the payment of dividends and other payments and distributions from its subsidiaries, principally Fulton Bank, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on compliance with applicable federal regulatory requirements and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of Fulton Bank to pay dividends or make other payments to the Corporation. There can be no assurance that Fulton Bank will be able to pay dividends at past levels, or at all, in the future. If the Corporation does not receive sufficient cash dividends or is unable to borrow from Fulton Bank, then the Corporation may not have sufficient funds to pay dividends to its shareholders, repurchase its common stock or service its debt obligations. See Item 1. "Business-Supervision and Regulation-Loans and Dividends from Bank Subsidiary."

In addition, the Corporation has pursued a strategy of capital management under which it has sought to deploy its capital, through stock repurchases, increased regular dividends and special dividends, in a manner that is beneficial to the Corporation's shareholders. This capital management strategy is subject to regulatory supervision. In July 2019, the Federal Reserve Board eliminated the standalone prior approval requirement in the capital rules for repurchase or redemption of common stock. In certain circumstances, however, the Corporation's repurchases of its common stock may be subject to a prior approval or notice requirement under the regulations or policies of the Federal Reserve Board. As a result, the Corporation may not be able to enter the market for stock repurchases on a timely basis when the Corporation's board of directors and management believe such repurchases to be most opportune, or at all.

A downgrade in the credit ratings of the Corporation or Fulton Bank could have a material adverse impact on the Corporation.

Moody's Investors Service, Inc. and DBRS, Inc. continuously evaluate the Corporation and Fulton Bank, and their ratings of the Corporation's and Fulton Bank's long-term and short-term debt are based on a number of factors, including financial strength, as well as factors not entirely within the Corporation's and Fulton Bank's control, such as conditions affecting the financial services industry generally. In light of these reviews and the continued focus on the financial services industry generally, the Corporation and Fulton Bank may not be able to maintain their current respective ratings. Ratings downgrades by any of these credit rating agencies could have a significant and immediate impact on the Corporation's funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in the Corporation's or Fulton Bank's credit ratings could also increase the Corporation's and Fulton Bank's borrowing costs and limit their access to the capital markets.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The Corporation's full-service banking branch properties as of December 31, 2019 totaled 230 branches. Of those branches, 96 were owned and 134 were leased. Remote service facilities (mainly stand-alone automated teller machines) are excluded from these totals. The Corporate headquarters is located in Lancaster, Pennsylvania. The Corporation owns two dedicated operations centers, located in East Petersburg, Pennsylvania and Mantua, New Jersey.

Item 3. Legal Proceedings

The information presented in the "Legal Proceedings" section of "Note 18 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
As of December 31, 2019, the Corporation had 164.2 million shares of $2.50 par value common stock outstanding held by approximately 29,000 holders of record. The closing price per share of the Corporation’s common stock on February 14, 2020 was $16.82. The common stock of the Corporation is traded on the Global Select Market of The Nasdaq Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2019 and 2018:

	Price Range		Per Share Dividend
	High	Low
2019
First Quarter	$17.39	$14.85	$0.13
Second Quarter	17.57	15.49	0.13
Third Quarter	17.28	15.23	0.13
Fourth Quarter	18.00	15.28	0.17
2018
First Quarter	$19.55	$17.05	$0.12
Second Quarter	18.02	16.50	0.12
Third Quarter	18.45	15.05	0.12
Fourth Quarter	17.60	14.38	0.16
Restrictions on the Payments of Dividends
The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiary, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on compliance with applicable federal regulatory requirements and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to the Corporation. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in Item 1. "Business;" Item 1A. "Risk Factors - The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments," under "Risks Related to an Investment in the Corporation’s Securities;" and "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation’s Amended and Restated Equity and Cash Incentive Compensation Plan ("Employee Equity Plan") and the number of securities remaining available for future issuance under the Employee Equity Plan, the Amended and Restated Directors' Equity Participation Plan and the Employee Stock Purchase Plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	1,872,596	$11.12	12,021,567
Equity compensation plans not approved by security holders	—	—	—
Total	1,872,596	$11.12	12,021,567

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 865,068 performance-based restricted stock units ("PSUs"), which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, and includes 507,268 time-vested restricted stock units ("RSUs") granted under the Employee Equity Plan.
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity Plan.
(3) Consists of 10,137,000 shares that may be awarded under the Employee Equity Plan, 259,599 shares that may be awarded under the Amended and Restated Directors' Equity Participation Plan and 1,624,968 shares that may be purchased under the Employee Stock Purchase Plan. Excludes accrued purchase rights under the Employee Stock Purchase Plan as of December 31, 2019 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph
The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of Fulton Financial Corporation during the five-year period ended December 31, 2019, compared with (1) the NASDAQ Bank Index and (2) the Standard and Poor's 500 index ("S&P 500"). The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

	Year Ending December 31
Index	2014	2015	2016	2017	2018	2019
Fulton Financial Corporation	$100.00	$108.44	$161.06	$157.29	$140.33	$163.49
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
NASDAQ Bank Index	$100.00	$102.21	$129.34	$153.13	$128.02	$175.61

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2019	2018	2017	2016	2015
SUMMARY OF INCOME
Interest income	$825,306	$758,514	$668,866	$603,100	$583,789
Interest expense	176,917	128,058	93,502	82,328	83,795
Net interest income	648,389	630,456	575,364	520,772	499,994
Provision for credit losses	32,825	46,907	23,305	13,182	2,250
Investment securities gains, net	4,733	37	9,071	2,550	9,066
Non-interest income, excluding net investment securities gains	211,427	195,488	198,903	187,628	172,773
Loss on redemption of trust preferred securities	—	—	—	—	5,626
Prepayment penalty on FHLB advances	4,326	—	—	—	—
Non-interest expense (1)	563,410	546,104	525,579	489,519	474,534
Income before income taxes	263,988	232,970	234,454	208,249	199,423
Income taxes	37,649	24,577	62,701	46,624	49,921
Net income	$226,339	$208,393	$171,753	$161,625	$149,502
PER SHARE
Net income (basic)	$1.36	$1.19	$0.98	$0.93	$0.85
Net income (diluted)	1.35	1.18	0.98	0.93	0.85
Cash dividends	0.56	0.52	0.47	0.41	0.38
RATIOS
Return on average assets	1.06%	1.03%	0.88%	0.88%	0.86%
Return on average equity	9.81	9.24	7.83	7.69	7.38
Return on average tangible equity (2)	12.84	12.09	10.33	10.30	10.01
Net interest margin	3.36	3.40	3.28	3.18	3.21
Efficiency ratio (2)	63.7	63.8	64.5	67.2	68.6
Dividend payout ratio	41.5	44.1	48.0	44.1	44.7
PERIOD-END BALANCES
Total assets	$21,886,040	$20,682,152	$20,036,905	$18,944,247	$17,914,718
Investment securities	2,867,378	2,686,973	2,547,956	2,559,227	2,484,773
Loans and leases, net of unearned income	16,837,526	16,165,800	15,768,247	14,699,272	13,838,602
Deposits	17,393,913	16,376,159	15,797,532	15,012,864	14,132,317
Short-term borrowings	883,241	754,777	617,524	541,317	497,663
FHLB advances and long-term debt	881,769	992,279	1,038,346	929,403	949,542
Shareholders’ equity	2,342,176	2,247,573	2,229,857	2,121,115	2,041,894
AVERAGE BALANCES
Total assets	$21,258,040	$20,183,202	$19,580,367	$18,371,173	$17,406,843
Investment securities	2,778,846	2,662,800	2,547,914	2,469,564	2,347,810
Loans and leases, net of unearned income	16,430,347	15,815,263	15,236,612	14,128,064	13,330,973
Deposits	16,766,561	15,832,606	15,481,221	14,585,545	13,747,113
Short-term borrowings	849,679	785,923	533,564	395,727	323,772
FHLB advances and long-term debt	942,600	977,573	1,034,444	959,142	1,023,972
Shareholders’ equity	2,306,070	2,255,764	2,193,863	2,100,634	2,026,883

(1)	Excluding loss on redemption of trust preferred securities and prepayment penalty on FHLB advances.

(2)
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

	2019	2018	2017	2016	2015
	(in thousands, except per share data and percentages)
Return on average tangible equity
Net income	$226,339	$208,393	$171,753	$161,625	$149,502
Plus: Intangible amortization, net of tax	1,127	—	—	—	161
Numerator	$227,466	$208,393	$171,753	$161,625	$149,663

Average common shareholders' equity	$2,306,070	$2,255,764	$2,193,863	$2,100,634	$2,026,883
Less: Average goodwill and intangible assets	(534,120)	(531,556)	(531,556)	(531,556)	(531,618)
Average tangible shareholders' equity (denominator)	$1,771,950	$1,724,208	$1,662,307	$1,569,078	$1,495,265

Return on average tangible equity	12.84%	12.09%	10.33%	10.30%	10.01%

Efficiency ratio
Non-interest expense	$567,736	$546,104	$525,579	$489,519	$480,160
Less: Amortization of tax credit investments	(6,021)	(11,449)	(11,028)	—	—
Less: Intangible amortization	(1,427)	—	—	—	(247)
Less: Loss on redemption of trust preferred securities	—	—	—	—	(5,626)
Less: Prepayment penalty on FHLB advances	(4,326)	—	—	—	—
Numerator	$555,962	$534,655	$514,551	$489,519	$474,287

Net interest income (fully taxable equivalent) (1)	$661,356	$642,577	$598,565	$541,271	$518,464
Plus: Total non-interest income	216,160	195,525	207,974	190,178	181,839
Less: Investment securities gains, net	(4,733)	(37)	(9,071)	(2,550)	(9,066)
Denominator	$872,783	$838,065	$797,468	$728,899	$691,237

Efficiency ratio	63.7%	63.8%	64.5%	67.2%	68.6%

Non-performing assets to tangible shareholders' equity and allowance for credit losses ("Texas Ratio")
Non-performing assets (numerator)	$147,986	$150,196	$144,582	$144,453	$155,913

Tangible equity	$1,806,873	$1,716,017	$1,698,301	$1,589,559	$1,510,338
Plus: Allowance for credit losses	166,209	169,410	176,084	171,325	171,412
Tangible shareholders' equity and allowance for credit losses (denominator)	$1,973,082	$1,885,427	$1,874,385	$1,760,884	$1,681,750
Texas Ratio	7.50%	7.97%	7.71%	8.20%	9.27%

(1) Presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2018 through 2019 and 35% for 2015 through 2017.

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition, results of operations and business. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends," "projects," the negative of these terms and other comparable terminology. These forward looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results.

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, they are based on current beliefs, expectations and assumptions regarding the future of the Corporation’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation’s control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•	the impact of adverse conditions in the economy and financial markets on the performance of the Corporation’s loan and lease portfolio and demand for the Corporation’s products and services;

•
increases in non-performing assets, which may require the Corporation to increase the allowance for credit losses, charge off loans and leases and incur elevated collection and carrying costs related to such non-performing assets;

•	investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;

•	the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;

•	the planned phasing out of LIBOR as a benchmark reference rate;

•	the effects of changes in interest rates on demand for the Corporation’s products and services;

•	the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;

•	the effects of the extensive level of regulation and supervision to which the Corporation and Fulton Bank, N.A. ("Fulton Bank" or "the Bank") are subject;

•	the effects of the significant amounts of time and expense associated with regulatory compliance and risk management;

•
the potential for negative consequences from regulatory violations, investigations and examinations, or failure to comply with the BSA, the Patriot Act and related AML requirements, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions and the need to undertake remedial actions;

•	the continuing impact of the Dodd-Frank Act on the Corporation’s business and results of operations;

•	the effects of, and uncertainty surrounding, new legislation, changes in regulation and government policy, which could result in significant changes in banking and financial services regulation;

•	the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact money supply and market interest rates;

•	the effects of changes in U.S. federal, state or local tax laws;

•	the effects of negative publicity on the Corporation’s reputation;

•	the effects of adverse outcomes in litigation and governmental or administrative proceedings;

•	the potential to incur losses in connection with repurchase and indemnification payments related to sold loans;

•	the Corporation’s ability to achieve its growth plans;

•	completed and potential acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;

•	the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;

•	the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;

•	the effects of changes in accounting policies, standards, and interpretations on the Corporation’s reporting of its financial condition and results of operations;

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

•	the Corporation’s reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions; and

•	the effects of any downgrade in the Corporation’s or Fulton Bank’s credit ratings on their borrowing costs or access to capital markets.

OVERVIEW

The Corporation is a financial holding company, which, through its wholly owned banking subsidiary, provides a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. During 2018, the Corporation consolidated two of its wholly owned banking subsidiaries into its lead bank, Fulton Bank, and during 2019, the remaining three wholly owned banking subsidiaries were consolidated into Fulton Bank.

The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is net interest income (fully taxable-equivalent, or "FTE") as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses on loans and leases and off-balance sheet credit risks, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2019	2018
Net income (in thousands)	$226,339	$208,393
Diluted net income per share	$1.35	$1.18
Return on average assets	1.06%	1.03%
Return on average equity	9.81%	9.24%
Return on average tangible equity (1)	12.84%	12.09%
Net interest margin (2)	3.36%	3.40%
Efficiency ratio (1)	63.7%	63.8%
Non-performing assets to total assets	0.68%	0.73%
Annualized net charge-offs to average loans and leases	0.22%	0.34%

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

Following is a summary of the financial highlights for the year ended December 31, 2019:

•
Net Income Per Share Growth - Diluted net income per share increased $0.17, or 14.4%, to $1.35 in 2019 compared to $1.18 in 2018. The growth in net income per share was due to a $17.9 million, or 8.6%, increase in net income and the impact of an 8.8 million, or 5.0%, decrease in weighted average diluted shares outstanding in comparison to 2018. The increase in net income was driven by a $17.9 million, or 2.8%, increase in net interest income, a $14.1 million decrease in the provision for credit losses, a $15.9 million, or 8.1%, increase in non-interest income, and a $4.7 million increase in investment securities gains, partially offset by a $21.6 million, or 4.0%, increase in non-interest expense and a $13.1 million increase in income taxes.

•	Net Interest Income Growth - The $17.9 million increase in net interest income resulted from growth in interest-earning assets, partially offset by the impact of a lower net interest margin.

◦
Net Interest Margin - For the year ended December 31, 2019, the net interest margin decreased 4 basis points, or 1.2%, in comparison to 2018, driven by an 18 basis point increase in yields on interest-earning assets, being more than offset by a 22 basis point increase in the cost of funds.

◦
Loan and Lease Growth - Average loans and leases increased $615.1 million, or 3.9%, in comparison to 2018, with notable increases in residential and commercial mortgages and commercial loans. Loan and lease growth occurred throughout all geographic markets.

◦
Deposit Growth - Average deposits increased $934.0 million, or 5.9%, in comparison to 2018. The increase was the result of growth in all deposit types. At December 31, 2019, the loan-to-deposit ratio was 96.8%, as compared to 98.7% at December 31, 2018.

•
Provision for Credit Losses - The provision for credit losses decreased $14.1 million, to $32.8 million, for the year ended December 31, 2019. During 2018, the Corporation recorded a $36.8 million provision related to fraud committed by a single, large commercial relationship ("Commercial Relationship"). In 2019, the Corporation recorded a $20.0 million provision for a certain commercial borrower.

•
Non-Interest Income - Non-interest income, excluding securities gains, increased $15.9 million, or 8.2%, in comparison to 2018. Increases were experienced in wealth management, commercial and consumer banking and mortgage banking.

•
Investment Securities Gains - Investment securities gains totaled $4.7 million in 2019, as compared to $37,000 in 2018. During the third quarter of 2019, the Corporation completed a balance sheet restructuring, which included the sale of approximately $400 million of investment securities and a corresponding prepayment of Federal Home Loan Bank ("FHLB") advances. As a result of these transactions, $4.5 million of investment securities gains were realized. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

•
Non-Interest Expense - Non-interest expense increased $21.6 million, or 4.0%, in comparison to 2018, driven largely by higher salaries and employee benefits expense, other outside services and data processing and software expenses. Partially offsetting these increases was a reduction in amortization of tax credit investments, FDIC insurance expense due to the recognition of $3.2 million in assessment credits in 2019 and professional fees. In addition, the Corporation recorded $4.3 million of prepayment penalties on certain FHLB advances in conjunction with the above-mentioned balance sheet restructuring.

In connection with the consolidation of the Corporation's subsidiary banks into Fulton Bank ("Charter Consolidation"), expenses totaling $10.9 million and $3.6 million were incurred in 2019 and 2018, respectively.

•
Income Taxes - Income tax expense for 2019 resulted in an effective tax rate ("ETR") of 14.3%, as compared to 10.5% for 2018. The increase in the ETR was primarily a result of higher income before income taxes and from realizing a one-time tax benefit associated with legislative changes enacted in New Jersey in the third quarter of 2018. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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
Allowance for Credit Losses - The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of incurred losses in the portfolio as of the balance sheet date and is recorded as a reduction to loans and/or leases. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan and lease commitments and letters of credit and is recorded in other liabilities on the consolidated balance sheet.
The Corporation’s allowance for loan and lease losses includes: 1) specific allowances allocated to loans and leases evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Section 310-10-35; and 2) allowances calculated for pools of loans and leases evaluated for impairment under ASC Subtopic 450-20.
Management's estimate of incurred losses in the loan and lease portfolio is based on a methodology that includes the following critical judgments:

•
Identification of potential problem loans and leases in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit losses methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide an independent assessment of risk rating accuracy. Ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loan.

The Corporation does not assign internal risk ratings for residential mortgages, home equity loans, consumer loans, lease receivables, and construction loans to individuals secured by residential real estate, as these portfolios consist of a larger number of loans with smaller balances. Instead, these portfolios are evaluated for risk through the monitoring of delinquency status.

•
Proper collateral valuation of impaired loans and leases evaluated for impairment under ASC Section 310-10-35. Substantially all of the Corporation’s impaired loans and leases to borrowers with total outstanding loan and lease balances greater than or equal to $1.0 million are measured based on the estimated fair value of each loan and lease’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial loans. Commercial loans may also be secured by real property.

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

•
Proper measurement of allowance needs for pools of loans and leases under FASB ASC Subtopic 450-20. For loan and lease loss allocation purposes, loans and leases are segmented into pools with similar characteristics. These pools are established by general loan and lease type, or "portfolio segments," as presented in the table under the heading, "Loans and Leases, net of unearned income," within "Note 4 - Loans and Leases and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan or lease. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans, home equity loans and indirect automobile loans. Equipment lease financing includes commercial vehicle, construction, manufacturing and medical equipment leases.
Commercial loans, commercial mortgages and construction loans to commercial borrowers are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status.
A loss rate is calculated for each pool through a migration analysis based on historical losses as loans and leases migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss given default. The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends.

•
Overall assessment of the risk profile of the loan and lease portfolio. The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan and lease portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans and leases; the diversity of borrower industry types; and the composition of the portfolio by loan and lease type. Prior to 2017, the Corporation maintained an unallocated allowance for credit losses for factors and conditions that exist at the balance sheet date, but are not specifically identifiable, and to recognize the inherent imprecision in estimating and measuring loss exposure. In 2017, enhancements were made to allow for the impact of these factors and conditions to be quantified in the allowance allocation process. Accordingly, an unallocated allowance for credit losses is no longer necessary.

For additional details related to the allowance for credit losses, see "Note 4 - Loans and Leases and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
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
Reporting unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are future growth rates for the reporting units, selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance could result in different assessments of the fair values of reporting units and could result in impairment charges.
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

Fair Value Measurements – Assets and liabilities are categorized in a fair value hierarchy for the inputs to valuation techniques used to measure at fair value based on the following categories (from highest to lowest priority):

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

The determination of fair value for assets categorized as Level 3 items involves a great deal of subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The Corporation's Level 3 assets include available for sale debt securities in the form of pooled trust preferred securities, certain single-issuer trust preferred securities issued by financial institutions and auction rate securities. The Corporation also categorizes impaired loans and leases, net of allowance, other real estate owned ("OREO") and mortgage servicing rights ("MSRs") as Level 3 assets measured at fair value on a nonrecurring basis.

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

For additional details see "Note 19 - Fair Value Measurements," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Recently Issued Accounting Standards

For a description of accounting standards recently issued, but not yet adopted by the Corporation, see "Recently Issued Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2019 compared to 2018 and 2017. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate for 2019 and 2018 and 35% for 2017, as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2019			2018			2017
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases, net of unearned income (2)	$16,430,347	$747,119	4.55%	$15,815,263	$691,954	4.38%	$15,236,612	$620,803	4.07%
Taxable investment securities (3)	2,278,448	62,556	2.74	2,246,555	56,039	2.49	2,132,426	47,029	2.21
Tax-exempt investment securities (3)	500,398	17,998	3.57	416,119	15,285	3.65	407,157	17,794	4.37
Equity securities (3)	—	—	—	126	5	3.97	8,331	500	6.00
Total investment securities	2,778,846	80,554	2.89	2,662,800	71,329	2.68	2,547,914	65,323	2.56
Loans held for sale	25,795	1,351	5.24	22,970	1,159	5.05	20,008	876	4.38
Other interest-earning assets	445,008	9,249	2.08	382,569	6,193	1.62	451,015	5,066	1.12
Total interest-earning assets	19,679,996	838,273	4.26	18,883,602	770,635	4.08	18,255,549	692,068	3.79
Noninterest-earning assets:
Cash and due from banks	119,144			104,595			108,523
Premises and equipment	239,376			231,762			219,960
Other assets (3)	1,385,689			1,123,857			1,168,759
Less: Allowance for loan and lease losses	(166,165)			(160,614)			(172,424)
Total Assets	$21,258,040			$20,183,202			$19,580,367
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$4,384,059	$33,348	0.76%	$4,063,929	$22,789	0.56%	$3,831,865	$12,976	0.34%
Savings deposits	5,018,381	41,823	0.83	4,684,023	27,226	0.58	4,468,205	13,477	0.30
Brokered deposits	245,483	5,779	2.35	121,863	2,480	2.04	49,126	613	1.25
Time deposits	2,869,344	50,825	1.77	2,675,670	35,217	1.32	2,721,724	30,726	1.13
Total interest-bearing deposits	12,517,267	131,775	1.05	11,545,485	87,712	0.76	11,070,920	57,792	0.52
Short-term borrowings	849,679	14,543	1.70	785,923	8,489	1.07	533,564	2,779	0.52
FHLB advances and long-term debt	942,600	30,599	3.25	977,573	31,857	3.26	1,034,444	32,932	3.18
Total interest-bearing liabilities	14,309,546	176,917	1.24	13,308,981	128,058	0.96	12,638,928	93,503	0.74
Noninterest-bearing liabilities:
Demand deposits	4,249,294			4,287,121			4,410,301
Total deposits	16,766,561			15,832,606			15,481,221
Other liabilities	393,130			331,336			337,275
Total Liabilities	18,951,970			17,927,438			17,386,504
Total Interest-bearing liabilities and non interest-bearing deposits ("Cost of Funds")	18,558,840		0.95	17,596,102		0.73	17,049,229		0.55
Shareholders’ equity	2,306,070			2,255,764			2,193,863
Total Liabilities and Shareholders' Equity	$21,258,040			$20,183,202			$19,580,367
Net interest income/net interest margin (FTE)		661,356	3.36%		642,577	3.40%		598,565	3.28%
Tax equivalent adjustment		(12,967)			(12,121)			(23,201)
Net interest income		$648,389			$630,456			$575,364
(1)Includes dividends earned on equity securities.
(2)Average balances include non-performing loans and leases.
(3)Average balances include amortized historical cost for available for sale securities; the related unrealized holding gains (losses) are included in other assets.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in rates:

	2019 vs. 2018 Increase (decrease) due to change in			2018 vs. 2017 Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
			(in thousands)
Interest income on:
Loans and leases	$27,465	$27,702	$55,167	$24,166	$46,985	$71,151
Taxable investment securities	797	5,720	6,517	2,622	6,388	9,010
Tax-exempt investment securities	2,744	(31)	2,713	395	(2,904)	(2,509)
Equity securities	(5)	—	(5)	(368)	(127)	(495)
Loans held for sale	148	44	192	139	144	283
Other interest-earning assets	1,117	1,939	3,056	(854)	1,981	1,127
Total interest income	$32,266	$35,374	$67,640	$26,100	$52,467	$78,567
Interest expense on:
Demand deposits	$1,912	$8,647	$10,559	$842	$8,971	$9,813
Savings deposits	2,055	12,542	14,597	683	13,066	13,749
Brokered deposits	2,870	429	3,299	1,311	556	1,867
Time deposits	2,740	12,868	15,608	(527)	5,018	4,491
Short-term borrowings	735	5,319	6,054	1,746	3,964	5,710
FHLB advances and long-term debt	(1,126)	(132)	(1,258)	(1,839)	764	(1,075)
Total interest expense	$9,186	$39,673	$48,859	$2,216	$32,339	$34,555

Note:
Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Comparison of 2019 to 2018

The Federal Open Market Committee ("FOMC") increased the target federal funds rate ("Fed Funds Rate") by 25 basis points in each of March, June, September and December of 2018. During 2019, the FOMC decreased the Fed Funds Rate by 25 basis points in each of August, September and October. These changes in the Fed Funds Rate resulted in corresponding increases or decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the London Interbank Offered Rate ("LIBOR") as well as for certain interest-bearing liabilities.

FTE net interest income increased $18.8 million, or 2.9%, to $661.4 million in 2019. Net interest margin decreased 4 basis points to 3.36% in 2019 from 3.40% in 2018. As summarized above, FTE interest income increased $35.4 million as the result of an 18 basis point increase in the yield on interest-earning assets, and increased $32.3 million as the result of a $796.4 million, or 4.2%, increase in average interest-earning assets, primarily loans and leases. The average yield on the loan and lease portfolio increased 17 basis points, to 4.55%, largely due to the aforementioned increases in the Fed Funds Rate in 2018 and corresponding increases to loan index rates. All variable and certain adjustable rate loans repriced to higher rates as a result of these interest rate increases, and yields on new loan originations exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. Therefore, the benefit of increases or the reverse effect of decreases in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense increased $48.9 million, with a 28 basis point increase in the rate on average interest-bearing liabilities contributing $39.7 million to this increase. The rates on average interest-bearing time, savings accounts and demand deposits increased 45, 25 and 20 basis points, respectively. These rate increases contributed $12.9 million, $12.5 million and $8.6 million, respectively, to the increase in interest expense. In addition, the 63 basis point increase in the rates on short-term borrowings contributed $5.3 million to the increase in interest expense.

Assuming no further changes in the Fed Funds Rate, as a result of the interest rate decreases in the second half of 2019, yields on the loan portfolio are likely to decrease in the future. Deposit cost changes typically lag the changes in the loan yields as most deposit rates are not directly tied to an index.

Average loans and leases and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2019		2018
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$6,463,783	4.56%	$6,314,349	4.38%	$149,434	2.4%
Commercial - industrial, financial and agricultural	4,473,549	4.52	4,314,584	4.32	158,965	3.7
Real estate - residential mortgage	2,441,684	4.05	2,085,258	3.93	356,426	17.1
Real estate - home equity	1,382,908	5.23	1,493,620	4.91	(110,712)	(7.4)
Real estate - construction	928,183	4.79	965,835	4.45	(37,652)	(3.9)
Consumer	448,205	4.42	361,186	4.54	87,019	24.1
Equipment lease financing	279,489	4.40	270,967	4.60	8,522	3.1
Other	12,546	N/A	9,464	N/A	3,082	32.6
Total loans and leases	$16,430,347	4.55%	$15,815,263	4.38%	$615,084	3.9%
N/A - Not applicable

Average loans and leases increased $615.1 million, or 3.9%, which contributed $27.5 million to the increase in FTE interest income. In addition, the average yield on the loan and lease portfolio increased 17 basis points, contributing $27.7 million to the increase in FTE interest income. As mentioned above, the increase in average yields on loans and leases was driven by the repricing of existing variable and adjustable rate loans as a result of increases in the prime rate and LIBOR during 2018 that were only partially offset by decreases in those same rates that occurred in the second half of 2019.

Average investment securities increased $116.0 million, or 4.4%, in comparison to 2018, which contributed $9.2 million to the increase in FTE interest income. The average yield on investment securities increased 21 basis points, contributing $5.7 million to the increase in FTE interest income. Other interest-earning assets increased $62.4 million, or 16.3%, primarily the result of an increase in cash pledged with counterparties for commercial loan interest rate swap contracts. The yield on other interest-earning assets increased 46 basis points in comparison to 2018, as a result of the Fed Funds Rate increases during 2018 that were only partially offset by the decreases during 2019, resulting in a $1.9 million increase in FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

						Increase (Decrease) in Balance
	2019			2018
	Balance	Rate		Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,249,294	—%		$4,287,121	—%	$(37,827)	(0.9)%
Interest-bearing demand	4,384,059	0.76		4,063,929	0.56	320,130	7.9
Savings and money market accounts	5,018,381	0.83		4,684,023	0.58	334,358	7.1
Total demand and savings	13,651,734	0.44		13,035,073	0.38	616,661	4.7
Brokered deposits	245,483	2.35	—	121,863	2.04	123,620	101.4
Time deposits	2,869,344	1.77		2,675,670	1.32	193,674	7.2
Total deposits	$16,766,561	0.79%		$15,832,606	0.55%	$933,955	5.9%

Average interest-bearing deposits contributed $44.1 million to the increase in interest expense, increasing $971.8 million, or 8.4%, in comparison to 2018. The average cost of interest-bearing deposits increased 29 basis points to 1.05% in 2019 from 0.76% in 2018, due to increases in the rates on all types of interest-bearing deposits as a result of the Fed Funds Rate increases and related market competition that occurred in 2018, and was only partially impacted by decreases to the Fed Funds Rate that occurred in 2019.

Average brokered deposits increased $123.6 million, to $245.5 million, as a result of continued growth of brokered deposit programs introduced in 2018.

Average borrowings and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2019		2018
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding (1)	355,983	0.77	446,668	0.48	(90,685)	(20.3)%
Federal funds purchased	132,578	2.20	229,715	1.70	(97,137)	(42.3)
Short-term FHLB advances and other borrowings (2)	361,118	2.43	109,540	2.20	251,578	229.7
Total short-term borrowings	849,679	1.70	785,923	1.07	63,756	8.1
FHLB advances and other long-term debt:
FHLB advances	555,229	2.38	590,948	2.46	(35,719)	(6.0)
Other long-term debt	387,371	4.48	386,625	4.47	746	0.2
Total FHLB advances and other long-term debt	942,600	3.25	977,573	3.26	(34,973)	(3.6)
Total borrowings	$1,792,279	2.51%	$1,763,496	2.29%	$28,783	1.6%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Represents "FHLB" advances with an original maturity term of less than one year.

Total average borrowings increased $28.8 million, or 1.6%, while the total average cost of these funds increased 22 basis points, to 2.51%. Total average short-term borrowings increased $63.8 million, or 8.1%, due to an increase in short-term FHLB advances and other borrowings, partially offset by decreases in average short-term customer funding and federal funds purchased. The cost of average short-term borrowings increased 63 basis points to 1.70% in 2019, largely due to the annual average impact of Fed Funds Rate increases.

Average FHLB advances decreased $35.7 million, or 6.0%, and the average rate decreased 8 basis points as higher rate advances were paid off or matured and replaced with advances at lower average rates.

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

Average loans and leases and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2018		2017
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$6,314,349	4.38%	$6,161,731	4.04%	$152,618	2.5%
Commercial - industrial, financial and agricultural	4,314,584	4.32	4,236,810	4.01	77,774	1.8
Real estate - home equity	1,493,620	4.91	1,582,705	4.38	(89,085)	(5.6)
Real estate - residential mortgage	2,085,258	3.93	1,779,270	3.80	305,988	17.2
Real estate - construction	965,835	4.45	921,879	4.08	43,956	4.8
Consumer	361,186	4.54	304,162	4.99	57,024	18.7
Equipment lease financing	270,967	4.60	244,740	4.45	26,227	10.7
Other	9,464	N/A	5,315	N/A	4,149	78.1
Total loans and leases	$15,815,263	4.38%	$15,236,612	4.07%	$578,651	3.8%
N/A - Not applicable

Average loans and leases increased $578.7 million, or 3.8%, which contributed $24.2 million to the increase in FTE interest income. In addition, the average yield on the loan and lease portfolio increased 31 basis points, contributing $47.0 million to the increase in FTE interest income. As mentioned above, the increase in average yields on loans was driven by the repricing of existing variable and adjustable rate loans as a result of increases in the prime rate and LIBOR.

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

Average deposits and interest rates, by type, are summarized in the following table:

								Increase (Decrease) in Balance
	2018				2017
	Balance		Rate		Balance		Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,287,121		—%		$4,410,301		—%	$(123,180)	(2.8)%
Interest-bearing demand	4,063,929		0.56		3,831,865		0.34	232,064	6.1
Savings and money market accounts	4,684,023		0.58		4,468,205		0.30	215,818	4.8
Total demand and savings	13,035,073		0.38		12,710,371		0.12	324,702	2.6
Brokered deposits	121,863	1.25	2.04	49	49,126	2.04	1.25	72,737	148.1
Time deposits	2,675,670		1.32		2,721,724		1.13	(46,054)	(1.7)
Total deposits	$15,832,606		0.55%		$15,481,221		0.37%	$351,385	2.3%

Average interest-bearing deposits contributed $29.9 million to the increase in interest expense, increasing $474.6 million, or 4.3%, in comparison to 2017. The average cost of interest-bearing deposits increased 24 basis points, to 0.76%, in 2018 from 0.52% in 2017, due to increases in the rates on all types of interest-bearing deposits.

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

Average borrowings and interest rates, by type, are summarized in the following table:

	2018		2017		Increase in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding (1)	446,668	0.48	297,418	0.19	149,250	50.2%
Federal funds purchased	229,715	1.70	163,102	0.92	66,613	40.8
Short-term FHLB advances (2)	109,540	2.20	73,044	0.94	36,496	50.0
Total short-term borrowings	785,923	1.07	533,564	0.52	252,359	47.3
FHLB advances and other long-term debt:
FHLB Advances	590,948	2.46	640,737	2.31	(49,789)	(7.8)
Other long-term debt	386,625	4.47	393,707	4.61	(7,082)	(1.8)
Total FHLB advances and other long-term debt	977,573	3.26	1,034,444	3.18	(56,871)	(5.5)
Total borrowings	$1,763,496	2.29%	$1,568,008	2.28%	$195,488	12.5%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Represents FHLB advances with an original maturity term of less than one year.

Total average short-term borrowings increased $252.4 million, or 47.3%, due to an increase in average customer short-term promissory notes, federal funds purchased and short-term FHLB advances. The cost of average short-term borrowings increased 55 basis points, to 1.07%, in 2018, largely due to the Fed Funds Rate increases.

Average FHLB advances and other long-term debt decreased $56.9 million due mainly to the $49.8 million decrease in FHLB advances. The average rate on FHLB advances and other long-term debt increased 8 basis points, the net result of a 15 basis point increase on the rate of the FHLB advances, largely due to the Fed Funds Rate increases, and a 14 basis point decrease in other long-term debt.

Provision for Credit Losses

The provision for credit losses decreased $14.1 million, to $32.8 million, for the year ended December 31, 2019. During 2018, the Corporation recorded a $36.8 million provision related to fraud committed by the Commercial Relationship. In 2019, the Corporation recorded a $20.0 million provision for a certain commercial borrower. See additional details under "Provision and Allowance for Credit Losses" in the "Financial Condition" section below.

The provision for credit losses is recognized as an expense in the consolidated statements of income and is the amount necessary to adjust the allowance for credit losses to its appropriate balance, as determined through the Corporation's allowance methodology. The Corporation determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan and lease portfolio, changes in risk ratings, changes in collateral values, delinquency levels, historical losses and economic conditions. See further discussion of the Corporation's allowance methodology under the heading "Critical Accounting Policies" above. For details related to the Corporation's allowance and provision for credit losses, see "Provision and Allowance for Credit Losses," under "Financial Condition" below.

Non-Interest Income and Expense
Comparison of 2019 to 2018
Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Wealth management	$55,678	$52,148	$3,530	6.8%
Commercial banking:
Merchant and card	24,077	23,427	650	2.8
Cash management	18,392	17,581	811	4.6
Commercial loan interest rate swap	14,875	9,831	5,044	51.3
Other	13,773	13,090	683	5.2
Total commercial banking	71,117	63,929	7,188	11.2
Consumer banking:
Card	20,515	19,497	1,018	5.2
Overdraft	17,949	17,606	343	2.0
Other	11,039	11,319	(280)	(2.5)
Total consumer banking	49,503	48,422	1,081	2.2
Mortgage banking:
Gain on sales of mortgage loans	17,881	13,021	4,860	37.3
Mortgage servicing	5,218	6,005	(787)	(13.1)
Total mortgage banking	23,099	19,026	4,073	21.4
Other	12,030	11,963	67	0.6
Total, excluding net investment securities gains	211,427	195,488	15,939	8.2
Investment securities gains, net	4,733	37	4,696	N/M
Total non-interest income	$216,160	$195,525	$20,635	10.6%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $15.9 million, or 8.2%, for the year ended December 31, 2019, as compared to the same period in 2018, with increases across all major categories

Wealth management fees increased $3.5 million, or 6.8%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance, as well as the acquisitions of two small wealth management firms in 2019.

Total commercial banking income increased $7.2 million, or 11.2%, compared to 2018, driven mainly by an increase in commercial loan interest rate swap fees along with increases in merchant and card income and cash management fees.

Total consumer banking increased $1.1 million, or 2.2%, compared to 2018, driven primarily by card income.

Mortgage banking income increased $4.1 million, or 21.4%, mainly due to gains on sales of mortgage loans. The increase in gains resulted from both higher volumes of loans sold and higher spreads on sales.

Investment securities gains increased $4.7 million compared to 2018 mainly attributed to the sale of approximately $400 million of investment securities and a corresponding prepayment of FHLB advances. This balance sheet restructuring occurred in the third quarter of 2019. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Salaries and employee benefits	$311,934	$303,202	$8,732	2.9%
Net occupancy	52,826	51,678	1,148	2.2
Data processing and software	44,679	41,286	3,393	8.2
Other outside services	39,989	33,758	6,231	18.5
Equipment	13,575	13,243	332	2.5
Professional fees	13,134	14,161	(1,027)	(7.3)
Marketing	9,848	8,854	994	11.2
State taxes	8,894	9,590	(696)	(7.3)
FDIC insurance	7,780	10,993	(3,213)	(29.2)
Amortization of tax credit investments	6,021	11,449	(5,428)	(47.4)
Prepayment penalty on FHLB advances	4,326	—	4,326	N/M
Intangible amortization	1,427	—	1,427	N/M
Other	53,303	47,890	5,413	11.3
Total	$567,736	$546,104	$21,632	4.0%

N/M - Not meaningful

In 2019, $10.9 million of expenses were incurred related to Charter Consolidation, as compared to $3.6 million in 2018, a $7.3 million increase. The 2019 expenses were primarily in salaries and benefits ($1.9 million of severance expense), other outside services ($6.6 million), intangible amortization ($1.0 million write-off) and advertising ($650,000).

The following provides explanations for the more significant fluctuations in expense levels, excluding charter consolidation costs, by category:

•
Salaries and employee benefits increased $6.8 million (excluding charter consolidation costs) mainly due to an increase in employee salaries (annual merit increases). Healthcare and 401(k) plan matching expense also increased, but were partially offset by lower defined benefit pension expense driven by changes in the discount rate compared to 2018.

•	Net occupancy expense increased $1.1 million, or 2.2%, due mainly to the addition of new properties.

•	Data processing and software increased $3.4 million, or 8.2%, reflecting higher transaction volumes and costs related to growth and technology initiatives.

•	Marketing increased $1.0 million, or 11.2%, due to additional promotions, primarily related to deposits.

•	FDIC insurance expense decreased $3.2 million, or 29.2%, due to the recognition of assessment credits in 2019.

•	Amortization of tax credit investments decreased $5.4 million as 2018 included amortization for one significant investment which generated a corresponding credit to income taxes.

•	2019 includes approximately $4.3 million of penalties related to the prepayment of certain FHLB advances in conjunction with the previously mentioned balance sheet restructuring.

•	Other expenses increased $5.4 million due to losses on sale of fixed assets, telecommunications expense and operating risk losses.

Comparison of 2018 to 2017

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Wealth management	$52,148	$49,249	$2,899	5.9%
Commercial banking:
Merchant and card	23,427	21,191	2,236	10.6
Cash management	17,581	14,444	3,137	21.7
Commercial loan interest rate swap	9,831	11,694	(1,863)	(15.9)
Other	13,090	18,400	(5,310)	(28.9)
Total commercial banking	63,929	65,729	(1,800)	(2.7)
Consumer banking:
Card	19,497	18,479	1,018	5.5
Overdraft	17,606	18,717	(1,111)	(5.9)
Other	11,319	11,723	(404)	(3.4)
Total consumer banking	48,422	48,919	(497)	(1.0)
Mortgage banking:
Gain on sales of mortgage loans	13,021	13,036	(15)	(0.1)
Mortgage servicing	6,005	6,892	(887)	(12.9)
Total mortgage banking	19,026	19,928	(902)	(4.5)
Other	11,963	15,078	(3,115)	(20.7)
Total, excluding net investment securities gains	195,488	198,903	(3,415)	(1.7)
Investment securities gains, net	37	9,071	(9,034)	N/M
Total non-interest income	$195,525	$207,974	$(12,449)	(6.0)%
N/M - Not meaningful

Excluding investment securities gains, non-interest income decreased $3.4 million, or 1.7%, for the year ended December 31, 2018, as compared to the same period in 2017.

Wealth management fees increased $2.9 million, or 5.9%, with growth in both trust commissions and brokerage income, due to overall market performance and continued focus on asset gathering.

Total commercial banking income decreased $1.8 million, or 2.7%, primarily due to decreases in commercial loan interest rate swaps, resulting from lower new commercial loan originations in 2018, and other commercial banking income being partially offset by increases in merchant and card income and cash management fees.

Total commercial banking income decreased $497,000, or 1.0%, primarily due to decreases in overdraft fees, which were partially offset by an increase in card income.

Mortgage servicing income decreased $887,000, or 12.9%, due to the inclusion in 2017 of a $1.3 million reduction to the MSR valuation allowance, recorded as an increase to mortgage servicing income.

Other income decreased $3.1 million, or 20.7%, as 2017 included a $5.1 million litigation settlement gain.

Investment securities gains decreased $9.0 million, as 2017 included gains on sales of financial institution common stocks.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2018	2017	$	%
	(dollars in thousands)
Salaries and employee benefits	$303,202	$290,130	$13,072	4.5%
Net occupancy	51,678	49,708	1,970	4.0
Data processing and software	41,286	38,735	2,551	6.6
Other outside services	33,758	27,501	6,257	22.8
Professional fees	14,161	12,688	1,473	11.6
Equipment	13,243	12,935	308	2.4
Amortization of tax credit investments	11,449	11,028	421	3.8
FDIC insurance	10,993	11,049	(56)	(0.5)
State Taxes	9,590	10,051	(461)	(4.6)
Marketing	8,854	8,034	820	10.2
Other	47,890	53,720	(5,830)	(10.9)
Total	$546,104	$525,579	$20,525	3.9%

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

Net occupancy expenses increased $2.0 million, or 4.0%, primarily due to higher snow removal and utilities costs, and additional depreciation and amortization related to branch renovations.

Data processing and software expense increased $2.6 million, or 6.6%, reflecting higher transaction volumes, new processing platforms and contractual increases in fees and charges. In addition, 2017 expense was lower as a result of renegotiated contracts.

Other outside services increased $6.3 million, or 22.8%, largely due to consulting services related to various banking and technology initiatives, as well as costs associated with the Charter Consolidation.

Professional fees increased $1.5 million, or 11.6%, driven by higher legal expenses. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on the timing and extent of these matters.

Other expenses decreased $5.8 million, or 10.9%, due to a $2.3 million decrease in write-offs of accumulated capital expenditures related to in-process technology initiatives in commercial banking in 2017 as well as a decrease in operating risk loss and other real estate expenses.

Income Taxes

Income tax expense for the year ended December 31, 2019 was $37.6 million, a $13.1 million, or 53.2%, increase from $24.6 million for the same period in 2018. The Corporation’s ETR was 14.3% for the year ended December 31, 2019, as compared to 10.5% in the same period of 2018. The increase in income tax expense and the ETR primarily resulted from higher income before income taxes and from realizing a one-time tax benefit associated with legislative changes enacted in New Jersey in the third quarter of 2018. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	December 31,		Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$517,791	$445,687	$72,104	16.2%
FRB and FHLB stock	97,422	79,283	18,139	22.9
Loans held for sale	37,828	27,099	10,729	39.6
Investment securities	2,867,378	2,686,973	180,405	6.7
Loans and leases, net of allowance	16,673,904	16,005,263	668,641	4.2
Premises and equipment	240,046	234,529	5,517	2.4
Goodwill and intangibles	535,303	531,556	3,747	0.7
Other assets	916,368	671,762	244,606	36.4
Total Assets	$21,886,040	$20,682,152	$1,203,888	5.8%
Liabilities and Shareholders’ Equity
Deposits	$17,393,913	$16,376,159	$1,017,754	6.2%
Short-term borrowings	883,241	754,777	128,464	17.0
FHLB advances and long-term debt	881,769	992,279	(110,510)	(11.1)
Other liabilities	384,941	311,364	73,577	23.6
Total Liabilities	19,543,864	18,434,579	1,109,285	6.0
Total Shareholders’ Equity	2,342,176	2,247,573	94,603	4.2
Total Liabilities and Shareholders’ Equity	$21,886,040	$20,682,152	$1,203,888	5.8%

Cash and Cash Equivalents

The $72.1 million, or 16.2%, increase in cash and cash equivalents mainly resulted from additional collateral required to be posted with counterparties for derivative contracts.

FRB and FHLB Stock

FRB and FHLB stock increased $18.1 million, or 22.9%, due to a $19.6 million increase in FRB stock partially offset by a $1.5 million decrease in FHLB stock. Additional FRB stock was required to be purchased as a result of the Charter Consolidation.

Investment Securities

The following table presents the carrying amount of investment securities as of December 31:

	2019	2018
	(in thousands)
Available for Sale
U.S. Government sponsored agency securities	$—	$31,632
State and municipal securities	652,927	279,095
Corporate debt securities	377,357	109,533
Collateralized mortgage obligations	693,718	832,080
Residential mortgage-backed securities	177,312	463,344
Commercial mortgage-backed securities	494,297	261,616
Auction rate securities	101,926	102,994
Total available for sale securities	$2,497,537	$2,080,294

Held to Maturity
State and municipal securities	$—	$156,134
Residential mortgage-backed securities	369,841	450,545
Total held to maturity securities	$369,841	$606,679

Total available for sale securities increased $417.2 million, or 20.1%, to $2.5 billion at December 31, 2019. Cash flows from maturities, sales and repayments of residential mortgage-backed securities, U.S. Government sponsored agency securities and securities with shorter expected durations were reinvested in other investment categories in order to diversify the portfolio into securities with longer expected durations to reduce the Corporation's asset-sensitive interest rate risk profile. Total held to maturity securities decreased $236.8 million, or 39.0%, primarily as a result of the transfer of state and municipal securities from the held to maturity classification to the available for sale classification as permitted through the early adoption of ASU 2019-04, as disclosed in "Note 1 - Basis of Presentation" and "Note 3 -Investment Securities" in the Notes to Consolidated Financial Statements. The $80.7 million, or 17.9%, decrease in residential mortgage-backed securities was the result of principal repayments and premium amortization. There were no purchases or transfers into held to maturity securities during 2019.

Loans and Leases

The following table presents ending loans and leases outstanding, by type, as of the dates shown, and the changes in balances for the most recent year:

	December 31,					2019 vs. 2018 Increase (Decrease)
	2019	2018	2017	2016	2015	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,700,776	$6,434,285	$6,364,804	$6,018,582	$5,462,330	$266,491	4.1%
Commercial – industrial, financial and agricultural	4,446,701	4,404,548	4,300,297	4,087,486	4,088,962	42,153	1.0
Real estate – residential mortgage	2,641,465	2,251,044	1,954,711	1,601,994	1,376,160	390,421	17.3
Real estate – home equity	1,314,944	1,452,137	1,559,719	1,625,115	1,684,439	(137,193)	(9.4)
Real estate – construction	971,079	916,599	1,006,935	843,649	799,988	54,480	5.9
Consumer	463,164	419,186	313,783	291,470	268,588	43,978	10.5
Equipment lease financing and other	322,625	311,866	291,556	246,704	170,914	10,759	3.4
Overdrafts	3,582	2,774	4,113	3,662	2,737	808	29.1
Loans and leases, gross of unearned income	16,864,336	16,192,439	15,795,918	14,718,662	13,854,118	671,897	4.1
Unearned income	(26,810)	(26,639)	(27,671)	(19,390)	(15,516)	(171)	0.6
Loans and leases, net of unearned income	$16,837,526	$16,165,800	$15,768,247	$14,699,272	$13,838,602	$671,726	4.2%

Total loans and leases, net of unearned income, increased $671.7 million, or 4.2%, as of December 31, 2019 compared to December 31, 2018, primarily due to growth in residential and commercial mortgage loans, partially offset by a decline in home equity loans.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of December 31, 2019, approximately $7.7 billion, or 45.6%, of the loan and lease portfolio was comprised of commercial mortgage and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $55.0 million as of December 31, 2019. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. As of December 31, 2019, the Corporation had 172 relationships with total borrowing commitments between $20.0 million and $55.0 million.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial-industrial, financial and agricultural loan portfolios as of December 31:

	2019	2018
Real estate (1)	41.4%	35.9%
Health care	8.1	7.8
Agriculture	7.1	7.3
Construction (2)	6.2	5.7
Manufacturing	6.0	5.5
Other services (except public administration)	4.7	4.5
Retail	4.2	4.6
Educational services	4.1	4.6
Accommodation and food services	4.1	3.7
Wholesale trade	3.6	3.5
Professional, scientific, and technical services	2.9	2.8
Arts, entertainment, and recreation	2.2	2.3
Public administration	2.0	2.3
Transportation and warehousing	1.2	1.3
Other	2.2	8.2
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

(2)	Includes commercial loans to borrowers engaged in the construction industry.
Commercial loans and commercial mortgage loans also include shared national credits, which are participations in loans or loan commitments of at least $100 million that are shared by three or more banks. The Corporation only participates in shared national credits to borrowers located in its geographic markets and these are subject to the Corporation's standard underwriting policies. As of December 31, 2019, commercial loan shared national credits increased $4.6 million, or 6.8%, in comparison to 2018, to $72.1 million. As of December 31, 2019 and 2018 none of the shared national credits were past due.

Provision and Allowance for Credit Losses

The Corporation accounts for the credit risk associated with lending activities through the allowance for credit losses and the provision for credit losses.

A summary of the Corporation’s credit loss experience follows:

	2019	2018	2017	2016	2015
	(dollars in thousands)
Loans and leases, net of unearned income outstanding at end of year	$16,837,526	$16,165,800	$15,768,247	$14,699,272	$13,838,602
Average balance of loans and leases, net of unearned income	$16,430,347	$15,815,263	$15,236,612	$14,128,064	$13,330,973
Balance of allowance for credit losses at beginning of year	$169,410	$176,084	$171,325	$171,412	$185,931
Loans and leases charged off:
Commercial – industrial, financial and agricultural	42,410	52,441	19,067	15,276	15,639
Real estate - home equity and consumer	4,694	6,127	4,567	7,712	5,831
Equipment lease financing and other	2,560	2,521	3,035	3,815	2,656
Real estate – commercial mortgage	1,837	2,045	2,169	3,580	4,218
Real estate – residential mortgage	1,545	1,574	687	2,326	3,612
Real estate – construction	143	1,368	3,765	1,218	201
Total charged off	53,189	66,076	33,290	33,927	32,157
Recoveries of loans and leases previously charged off:
Commercial – industrial, financial and agricultural	8,721	4,994	7,771	8,981	5,264
Real estate - home equity and consumer	1,994	2,393	1,969	2,466	2,492
Real estate – construction	2,591	1,829	1,582	3,924	2,824
Real estate – commercial mortgage	2,202	1,622	1,668	3,373	2,801
Equipment lease financing and other	666	1,037	968	842	685
Real estate – residential mortgage	989	620	786	1,072	1,322
Total recoveries	17,163	12,495	14,744	20,658	15,388
Net loans and leases charged off	36,026	53,581	18,546	13,269	16,769
Provision for credit losses	32,825	46,907	23,305	13,182	2,250
Balance at end of year	$166,209	$169,410	$176,084	$171,325	$171,412
Components of Allowance for Credit Losses:
Allowance for loan and lease losses	$163,622	$160,537	$169,910	$168,679	$169,054
Reserve for unfunded lending commitments (1)	2,587	8,873	6,174	2,646	2,358
Allowance for credit losses	$166,209	$169,410	$176,084	$171,325	$171,412
Selected Asset Quality Ratios:
Net charge-offs to average loans and leases	0.22%	0.34%	0.12%	0.09%	0.13%
Allowance for loan losses to total loans and leases	0.97%	0.99%	1.08%	1.15%	1.22%
Allowance for credit losses to total loans and leases	0.99%	1.05%	1.12%	1.17%	1.24%
Non-performing assets (2) to total assets	0.68%	0.73%	0.72%	0.76%	0.87%
Non-performing assets (2) to total loans and leases and OREO	0.88%	0.93%	0.92%	0.98%	1.13%
Non-accrual loans to total loans and leases	0.74%	0.80%	0.79%	0.82%	0.94%
Allowance for credit losses to non-performing loans and leases	117.75%	121.29%	130.67%	130.15%	118.37%
Non-performing assets (2) to tangible shareholders' equity and allowance for credit losses (3) ("Texas Ratio")	7.50%	7.97%	7.71%	8.20%	9.27%

(1)Reserve for unfunded lending commitments is recorded within other liabilities on the consolidated balance sheets.
(2)Includes accruing loans and leases past due 90 days or more.

(3)
Ratio represents a financial measure derived by methods other than Generally Accepted Accounting Principles ("GAAP"). See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in Item 6. "Selected Financial Data."

The provision for credit losses decreased $14.1 million in comparison to 2018. In 2019, the Corporation recorded a $20.0 million provision for a certain commercial borrower, which was subsequently charged off in 2019. In 2018, the Corporation recorded a provision of $36.8 million for a credit loss related to the Commercial Relationship and recorded a $33.9 million charge-off.

The following table presents the changes in non-accrual loans and leases for the years ended December 31:

	Commercial - Industrial, Financial and Agricultural	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Balance of non-accrual loans and leases at December 31, 2017	$52,904	$34,822	$12,197	$15,691	$9,135	$—	$—	$124,749
Additions	91,057	19,507	1,433	3,707	5,252	3,040	20,243	144,239
Payments	(39,887)	(15,961)	(4,872)	(1,120)	(1,951)	—	—	(63,791)
Charge-offs (1)	(52,441)	(2,045)	(1,368)	(1,574)	(3,087)	(3,040)	(974)	(64,529)
Transfers to OREO	(1,027)	(3,206)	—	(1,999)	(1,982)	—	—	(8,214)
Transfers to accrual status	(457)	(2,728)	—	(37)	(660)	—	—	(3,882)
Balance of non-accrual loans and leases at December 31, 2018	50,149	30,389	7,390	14,668	6,707	—	19,269	128,572
Additions	65,893	35,369	100	8,384	4,851	3,403	1,334	119,334
Payments	(24,810)	(28,770)	(3,588)	(2,341)	(2,276)	—	(3,157)	(64,942)
Charge-offs (1)	(42,410)	(1,837)	(143)	(1,545)	(1,291)	(3,403)	(918)	(51,547)
Transfers to OREO	(144)	(680)	(124)	(2,433)	(582)	—	—	(3,963)
Transfers to accrual status	(572)	(1,305)	(17)	(57)	(405)	—	—	(2,356)
Balance of non-accrual loans and leases at December 31, 2019	$48,106	$33,166	$3,618	$16,676	$7,004	$—	$16,528	$125,098
(1) Excludes charge-offs of loans and leases on accrual status.

Non-accrual loans and leases decreased $3.5 million, or 2.7%, in 2019. Non-accrual loans and leases to total loans and leases decreased to 0.74% at December 31, 2019, as compared to 0.80% at December 31, 2018.

The following table presents non-performing assets as of December 31:

	2019	2018	2017	2016	2015
	(in thousands)
Non-accrual loans and leases (1) (2) (3)	$125,098	$128,572	$124,749	$120,133	$129,523
Loans and leases 90 days or more past due and still accruing (2)	16,057	11,106	10,010	11,505	15,291
Total non-performing loans and leases	141,155	139,678	134,759	131,638	144,814
OREO	6,831	10,518	9,823	12,815	11,099
Total non-performing assets	$147,986	$150,196	$144,582	$144,453	$155,913

(1)
In 2019, the total interest income that would have been recorded if non-accrual loans and leases had been current in accordance with their original terms was approximately $7.0 million. The amount of interest income on non-accrual loans and leases that was recognized in 2019 was approximately $4.7 million.

(2)
Accrual of interest is generally discontinued when a loan or lease becomes 90 days past due. In certain cases a loan or lease may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans and leases may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan or lease is considered to be adequately secured and in the process of collection. Certain loans and leases, primarily adequately collateralized residential mortgage loans, may continue to accrue interest after reaching 90 days past due.

(3)
Excluded from non-performing assets as of December 31, 2019 were $55.2 million of loans modified under trouble debt restructurings ("TDRs"). These loans were evaluated for impairment under ASC Section 310-10-35, but continue to accrue interest and are, therefore, not included in non-accrual loans and leases.

The following table presents non-performing loans and leases, by type, as of the dates shown, and the changes in non-performing loans and leases for the most recent year:

	December 31,					2019 vs. 2018 Increase (Decrease)
	2019	2018	2017	2016	2015	$	%
	(dollars in thousands)
Commercial – industrial, financial and agricultural	$49,491	$51,269	$54,309	$43,460	$44,071	$(1,778)	(3.5)%
Real estate – commercial mortgage	37,279	32,153	35,447	39,319	41,170	5,126	15.9
Real estate – residential mortgage	22,411	19,101	20,971	23,655	28,484	3,310	17.3
Real estate – home equity	10,568	9,769	11,507	13,154	14,683	799	8.2
Real estate – construction	4,306	7,390	12,197	9,842	12,460	(3,084)	(41.7)
Consumer	458	409	296	1,891	2,440	49	12.0
Equipment lease financing	16,642	19,587	32	317	1,506	(2,945)	(15.0)
Total non-performing loans and leases	$141,155	$139,678	$134,759	$131,638	$144,814	$1,477	1.1%

Non-performing loans and leases increased $1.5 million, or 1.1%, in comparison to December 31, 2018. As a percentage of total loans, non-performing loans and leases were 0.84% at December 31, 2019, a decrease from 0.86% at December 31, 2018.

The following table presents TDRs as of December 31:

	2019	2018	2017	2016	2015
	(in thousands)
Real estate – residential mortgage	$21,551	$24,102	$26,016	$27,617	$28,511
Real estate – home equity	15,068	16,665	15,558	8,594	4,556
Real estate – commercial mortgage	13,330	15,685	13,959	15,957	17,563
Commercial – industrial, financial and agricultural	5,193	5,143	10,820	6,627	5,953
Consumer	8	10	26	39	33
Real estate – construction	—	—	—	726	3,942
Total accruing TDRs	55,150	61,605	66,379	59,560	60,558
Non-accrual TDRs (1)	20,825	28,659	29,051	27,850	31,035
Total TDRs	$75,975	$90,264	$95,430	$87,410	$91,593

(1)	Included within non-accrual loans in the preceding table.

Total TDRs modified during 2019 and still outstanding as of December 31, 2019 were $10.6 million. Of these loans, $2.0 million, or 18.5%, had a payment default during 2019, which the Corporation defines as a single missed scheduled payment, subsequent to modification. TDRs modified during 2018 and still outstanding as of December 31, 2018 totaled $18.4 million. Of these loans, $5.0 million, or 27.0%, had a payment default subsequent to modification during 2018.

The following table summarizes OREO, by property type, as of December 31:

	2019	2018
	(in thousands)
Residential properties	$3,078	$3,665
Commercial properties	2,058	4,127
Undeveloped land	1,695	2,726
Total OREO	$6,831	$10,518

As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans and leases in a timely manner is key to maintaining an adequate allowance for credit losses. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within "Note 1 - Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and equipment lease financing is based on aggregate payment history, through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $12.0 billion and $11.7 billion as of December 31, 2019 and 2018, respectively. The following table presents criticized loans, or those with internal risk ratings of special mention or lower for commercial loans, commercial mortgages and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention		2019 vs. 2018 Increase (Decrease)		Substandard or Lower		2019 vs. 2018 Increase (Decrease)		Total Criticized Loans
	2019	2018	$	%	2019	2018	$	%	2019	2018
	(dollars in thousands)
Real estate - commercial mortgage	$137,163	$170,827	$(33,664)	(19.7)%	$134,206	$133,995	$211	0.2%	$271,369	$304,822
Commercial - secured	171,442	193,470	(22,028)	(11.4)	195,884	129,026	66,858	51.8	367,326	322,496
Commercial - unsecured	9,665	4,016	5,649	140.7	3,876	3,963	(87)	(2.2)	13,541	7,979
Total commercial - industrial, financial and agricultural	181,107	197,486	(16,379)	(8.3)	199,760	132,989	66,771	50.2	380,867	330,475
Construction - commercial residential	2,897	6,912	(4,015)	(58.1)	3,461	6,881	(3,420)	(49.7)	6,358	13,793
Construction - commercial	1,322	1,163	159	13.7	2,676	2,533	143	5.6	3,998	3,696
Total construction (excluding construction - other)	4,219	8,075	(3,856)	(47.8)	6,137	9,414	(3,277)	(34.8)	10,356	17,489
Total	$322,489	$376,388	$(53,899)	(14.3)%	$340,103	$276,398	$63,705	23.0%	$662,592	$652,786

% of total risk rated loans	2.7%	3.2%			2.8%	2.4%			5.5%	5.6%

As of December 31, 2019, total loans with risk ratings of special mention decreased by $53.9 million, and total loans with a risk rating of substandard or lower increased by $63.7 million, resulting in an overall increase in total criticized loans of $9.8 million, or 1.5%, higher than 2018. The decrease in special mention loans was driven by certain large-pay offs as well as the shifting of loans into the sub-standard or lower rating in both real estate commercial mortgage and commercial secured loans. The $66.9 million increase in commercial secured was primarily the result of the aforementioned shifts from special mention as well other commercial relationships now being classified as substandard or lower during 2019.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of total loans and leases, for loans and leases that do not have internal risk ratings as of December 31:

	Delinquent (1)				Non-performing (2)				Total
	2019		2018		2019		2018		2019		2018
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$12,341	0.94%	$10,702	0.74%	$10,568	0.80%	$9,769	0.67%	$22,909	1.74%	$20,471	1.41%
Real estate - residential mortgage	34,291	1.30	28,988	1.29	22,411	0.85	19,101	0.85	56,702	2.15	48,089	2.14
Real estate - construction - other	895	0.95	—	—	809	0.86	490	0.68	1,704	1.81	490	0.68
Consumer - direct	465	0.72	338	0.60	190	0.30	66	0.12	655	1.02	404	0.72
Consumer - indirect	4,685	1.17	3,405	0.94	268	0.07	343	0.09	4,953	1.24	3,748	1.03
Total Consumer	5,150	1.11	3,743	0.89	458	0.10	409	0.10	5,608	1.21	4,152	0.99
Equipment lease financing	4,012	1.34	1,302	0.45	16,642	5.56	19,587	6.80	20,654	6.90	20,889	7.25
Total	$56,689	1.19%	$44,735	1.00%	$50,888	1.06%	$49,356	1.10%	$107,577	2.24%	$94,091	2.10%

(1)Includes all accruing loans and leases P30D days to P89D days past due.
(2)Includes all accruing loans and leases P90D days or more past due and all non-accrual loans and leases.

Total non-risk weighted loans increased $13.5 million, or 14.3%.

The following table summarizes the allocation of the allowance for loan and lease losses:

	2019		2018		2017		2016		2015
	Allowance	% In Each Category (1)	Allowance	% In Each Category (1)	Allowance	% In Each Category (1)	Allowance	% In Each Category (1)	Allowance	% In Each Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$45,610	39.6%	$52,889	39.7%	$58,793	40.3%	$46,842	40.9%	$47,866	39.5%
Commercial - industrial, financial and agricultural	68,602	26.4	58,868	27.2	66,280	27.2	54,353	27.8	57,098	29.5
Real estate - residential mortgage	19,771	15.7	18,921	13.9	16,088	12.4	22,929	10.9	21,375	9.9
Consumer, home equity, equipment lease financing	25,196	12.5	24,798	13.5	22,129	13.7	33,567	14.7	27,458	15.3
Real estate - construction	4,443	5.8	5,061	5.7	6,620	6.4	6,455	5.7	6,529	5.8
Unallocated	—	N/A	—	N/A	—	N/A	4,533	N/A	8,728	N/A
Total	$163,622	100.0%	$160,537	100.0%	$169,910	100.0%	$168,679	100.0%	$169,054	100.0%
N/A – Not applicable
(1) Represents the percentage of loans and/or leases in each category

Management believes that the $163.6 million allowance for loan losses as of December 31, 2019 was sufficient to cover incurred losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 4 - Loans and Leases and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data;" and "Critical Accounting Policies" above.

Goodwill and Intangible Assets

Goodwill and intangible assets, net of amortization, increased $3.7 million, or 0.7%, as a result of the acquisitions of the assets of two wealth management business with approximately $320 million in assets under management or administration in 2019, partially offset by approximately $1.0 million trade name intangible write-off due to the Charter Consolidation.

Other Assets

Other assets increased $244.6 million, or 36.4%, to $916.4 million as of December 31, 2019, primarily driven by right-of-use assets recorded as a result of the adoption of ASU 2016-02 ($102.8 million), additional investments in bank-owned life insurance ($100.0 million) and higher fair values of commercial loan interest rate swap derivatives ($82.8 million). See Note 1, "Summary of Significant Accounting Policies," and Note 17, "Leases," in the Notes to Consolidated Financial Statements for additional disclosures resulting from ASU 2016-02 adoption.

Deposits and Borrowings

The following table presents ending deposits, by type, as of December 31:

			Increase
	2019	2018	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,453,324	$4,310,105	$143,219	3.3%
Interest-bearing demand	4,720,188	4,240,974	479,214	11.3
Savings and money market accounts	5,153,941	4,926,937	227,004	4.6
Total demand and savings	14,327,453	13,478,016	849,437	6.3
Brokered deposits	264,531	176,239	88,292	50.1
Time deposits	2,801,929	2,721,904	80,025	2.9
Total deposits	$17,393,913	$16,376,159	$1,017,754	6.2%

The following table presents ending borrowings, by type as of December 31:

			Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding (1)	$383,241	$369,777	$13,464	3.6%
Short-term FHLB advances (2)	500,000	385,000	115,000	29.9
Total short-term borrowings	883,241	754,777	128,464	17.0
FHLB advances and other long-term debt:
FHLB advances	491,024	601,978	(110,954)	(18.4)
Other long-term debt	390,745	390,301	444	0.1
Total FHLB advances and other long-term debt	881,769	992,279	(110,510)	(11.1)
Total borrowings	$1,765,010	$1,747,056	$17,954	1.0%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Represents FHLB advances with an original maturity term of less than one year.

Total short-term borrowings increased $128.5 million, or 17.0%, mainly due to a $115.0 million increase in short-term FHLB advances. The decrease in total FHLB advances and other long-term debt was the result of a $111.0 million decrease in long-term FHLB advances as a result of pay-offs and maturing advances that were not replaced, but resulted in the increase to short-term borrowings.

Other Liabilities

Other liabilities increased $73.6 million, or 23.6%, to $384.9 million as of December 31, 2019. The increase resulted primarily from the recognition of a lease liability of $109.6 million as a result of the adoption of ASU 2016-02, partially offset by a decrease in the defined benefit plan obligation as a result of additional funding in 2019. See Note 1, "Summary of Significant Accounting Policies," and Note 17, "Leases," in the Notes to Consolidated Financial Statements for additional disclosures resulting from ASU 2016-02 adoption.

Shareholders’ Equity

Total shareholders’ equity increased $94.6 million, or 4.2%, to $2.3 billion, or 10.7% of total assets, as of December 31, 2019. The increase was due primarily to $226.3 million of net income, a $58.9 million net increase in accumulated other comprehensive income, $7.4 million of stock-based compensation awards and $6.4 million of common stock issued, partially offset by $111.5 million of common stock repurchases and $93.0 million of common stock cash dividends.

See "Note 14 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for details of the Corporation's share repurchase programs and activities. Under all repurchase programs, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

The Corporation and its wholly owned subsidiary bank, Fulton Bank, are subject to regulatory capital requirements administered by various banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks and bank holding companies maintain minimum amounts and ratios of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined).

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2019	2018	Regulatory Minimum for Capital Adequacy	Regulatory Minimum with Capital Conservation Buffers
Total capital (to risk-weighted assets)	11.8%	12.8%	8.0%	10.5%
Tier I capital (to risk-weighted assets)	9.7%	10.2%	6.0%	8.5%
Common equity tier I (to risk-weighted assets)	9.7%	10.2%	4.5%	7.0%
Tier leverage capital (to average assets)	8.4%	9.0%	4.0%	4.0%
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

As of December 31, 2019, Fulton Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculations. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table above. There are no conditions or events since December 31, 2019 that management believes have changed the institution's categories. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation’s consolidated balance sheets as well as contractual obligations for purchased services.

The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2019:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$14,591,984	$—	$—	$—	$14,591,984
Time deposits (2)	1,633,430	966,287	152,185	47,100	2,799,002
Short-term borrowings (3)	883,241	—	—	—	883,241
Long-term debt (3)	—	258,636	604,230	18,903	881,769
Lease liabilities (4)	18,695	33,860	26,516	42,394	121,465
Purchase obligations (5)	20,160	41,848	1,801	—	63,809
Uncertain tax positions (6)	3,214	—	—	—	3,214

(1)	Includes demand deposits, savings accounts and brokered deposits, which can be withdrawn at any time.

(2)	See additional information regarding time deposits in "Note 8 - Deposits," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

(3)
See additional information regarding borrowings in "Note 9 - Short-Term Borrowings and Long-Term Debt," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

(4)	See additional information regarding operating leases in "Note 17 - Leases," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

(5)	Includes information technology, telecommunication and data processing outsourcing contracts.

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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2019 (in thousands):

Commercial, industrial, financial, and agricultural	$3,997,401
Real estate - home equity	1,523,494
Real estate - commercial mortgage and real estate - construction	1,168,624
Total commitments to extend credit	$6,689,519

Standby letters of credit	$303,020
Commercial letters of credit	50,432
Total letters of credit	$353,452

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

The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset/Liability Management Committee is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of December 31, 2019 (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+300 bp	+ $68.0 million	+ 10.3%
+200 bp	+ $46.3 million	+ 7.0%
+100 bp	+ $23.7 million	+ 3.6%
–100 bp	– $37.1 million	– 5.6%
–200 bp	– $79.6 million	– 12.1%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 basis point shock in interest rates, 20% for a 200 basis point shock and 30% for a 300 basis point shock. As of December 31, 2019, the Corporation was within economic value of equity policy limits for every 100 basis point shock.

Commercial Interest Rate Swaps

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2019, the Corporation had $991.0 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.7 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2019, the Corporation had aggregate availability under federal funds lines of $1.7 billion, with no outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of December 31, 2019, the Corporation had $334.3 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

Liquidity must also be managed at the Corporation parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. See "Note 11 - Regulatory Matters - Dividend and Loan Limitations" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information concerning limitations on the dividends that may be paid to the Corporation, and loans that may be granted to the Corporation. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2019 generated $127.7 million of cash, mainly due to net income of $226.3 million, partially offset by the net impact of other operating activities of $98.6 million as a result of increases in bank-owned life insurance and net changes to fair values of derivative assets and liabilities. Cash used in investing activities was $893.3 million, due to net increases in investments and loans. Net cash provided by financing activities was $837.7 million due mainly to increases in deposits exceeding the net decrease in long-term debt and the acquisition of treasury stock.

The following table presents the expected maturities of available for sale investment securities, at estimated fair value, and held to maturity investment securities, at amortized cost, as of December 31, 2019 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale	(dollars in thousands)
State and municipal (1)	$675	3.02%	$15,963	4.21%	$7,423	6.43%	$628,866	3.97%
Corporate debt securities	2,155	2.01	18,287	3.58	348,465	3.80	101,926	3.06
Auction rate securities (2)	—	—	—	—	—	—	8,450	4.10
Total	$2,830	2.25%	$34,250	3.87%	$355,888	3.85%	$739,242	3.83%
Held to maturity
Residential mortgage-backed securities (3)	$—	—%	$—	—%	$—	—%	$156,134	4.16%
Available for sale
Collateralized mortgage obligations (3)	$693,719	2.89%
Residential mortgage-backed securities (3)	177,312	2.45%
Commercial mortgage-backed securities (3)	494,297	2.72%
Held to maturity
Residential mortgage-backed securities (3)	$369,841	2.08%

(1)	Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a federal tax rate of 21% and statutory interest expense disallowances.

(2)	Maturities of auction rate securities are based on contractual maturities.

(3)
Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans. For the purpose of this table, all balances and weighted average rates are shown in one period. As of December 31, 2019, the weighted average remaining lives of collateralized mortgage obligations and mortgage-backed securities were four and six years, respectively.

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

The following table presents the approximate contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2019:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial - industrial, financial and agricultural
Adjustable and floating rate	$743,150	$2,050,214	$423,071	$3,216,435
Fixed rate	591,667	562,871	75,728	1,230,266
Total	$1,334,817	$2,613,085	$498,799	$4,446,701
Real estate – mortgage (1):
Adjustable and floating rate	$1,408,557	$4,571,459	$2,487,116	$8,467,132
Fixed rate	626,095	1,081,456	482,502	2,190,053
Total	$2,034,652	$5,652,915	$2,969,618	$10,657,185
Real estate – construction:
Adjustable and floating rate	$279,844	$354,663	$230,064	$864,571
Fixed rate	96,543	7,383	2,582	106,508
Total	$376,387	$362,046	$232,646	$971,079
(1) Includes commercial mortgages, residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2019 were as follows (in thousands):

Year
2020	$1,636,357
2021	529,378
2022	436,909
2023	109,044
2024	43,141
Thereafter	47,100
$2,801,929

Contractual maturities of time deposits of $100,000 or more outstanding, included in the table above, as of December 31, 2019 were as follows (in thousands):

Three months or less	$239,122
Over three through six months	202,469
Over six through twelve months	378,698
Over twelve months	546,961
Total	$1,367,250
Debt Security Market Price Risk
Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of U.S. government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, auction rate securities and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.
State and Municipal Securities
As of December 31, 2019, the Corporation owned state and municipal securities issued by various states and municipalities with a total fair value of $652.9 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2019, approximately 99% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 55% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.
Auction Rate Securities
As of December 31, 2019, the Corporation’s investments in student loan auction rate securities, also known as auction rate certificates ("ARCs"), had a cost basis of $107.4 million and an estimated fair value of $101.9 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2019, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2019, all of the Corporation's ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer trust preferred securities and subordinated debt and senior debt issued by financial institutions. As of December 31, 2019, these securities had an amortized cost of $370.4 million and an estimated fair value of $377.4 million.

See "Note 3 - Investment Securities," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further discussion related to the Corporation’s other-than-temporary impairment evaluations for debt securities, and see "Note 19 - Fair Value Measurements," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for further discussion related to the fair values of debt securities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$132,283	$103,436
Interest-bearing deposits with other banks	385,508	342,251
Total Cash and Cash Equivalents	517,791	445,687
Federal Reserve Bank and Federal Home Loan Bank stock	97,422	79,283
Loans held for sale	37,828	27,099
Investment securities:
Available for sale, at estimated fair value	2,497,537	2,080,294
Held to maturity, at amortized cost	369,841	606,679
Loans and leases, net of unearned income	16,837,526	16,165,800
Allowance for loan and lease losses	(163,622)	(160,537)
Net Loans and Leases	16,673,904	16,005,263
Premises and equipment	240,046	234,529
Accrued interest receivable	60,898	58,879
Goodwill and intangibles	535,303	531,556
Other assets	855,470	612,883
Total Assets	$21,886,040	$20,682,152
Liabilities
Deposits:
Noninterest-bearing	$4,453,324	$4,310,105
Interest-bearing	12,940,589	12,066,054
Total Deposits	17,393,913	16,376,159
Short-term borrowings	883,241	754,777
Accrued interest payable	8,834	10,529
Federal Home Loan Bank advances and long-term debt	881,769	992,279
Other liabilities	376,107	300,835
Total Liabilities	19,543,864	18,434,579
Shareholders’ Equity
Common stock, $2.50 par value, 600 million shares authorized, 222.4 million shares issued in 2019 and 221.8 million shares issued in 2018	556,110	554,377
Additional paid-in capital	1,499,681	1,489,703
Retained earnings	1,079,391	946,032
Accumulated other comprehensive loss	(137)	(59,063)
Treasury stock, 58.2 million shares in 2019 and 51.6 million shares in 2018	(792,869)	(683,476)
Total Shareholders’ Equity	2,342,176	2,247,573
Total Liabilities and Shareholders’ Equity	$21,886,040	$20,682,152

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2019	2018	2017
Interest Income
Loans, including fees	$737,932	$683,042	$603,961
Investment securities:
Taxable	62,556	56,039	47,028
Tax-exempt	14,218	12,076	11,566
Dividends	—	5	369
Loans held for sale	1,351	1,159	876
Other interest income	9,249	6,193	5,066
Total Interest Income	825,306	758,514	668,866
Interest Expense
Deposits	131,775	87,712	57,791
Short-term borrowings	14,543	8,489	2,779
Long-term debt	30,599	31,857	32,932
Total Interest Expense	176,917	128,058	93,502
Net Interest Income	648,389	630,456	575,364
Provision for credit losses	32,825	46,907	23,305
Net Interest Income After Provision for Credit Losses	615,564	583,549	552,059
Non-Interest Income
Wealth management	55,678	52,148	49,249
Commercial banking	71,117	63,929	65,730
Consumer banking	49,503	48,422	48,918
Mortgage banking	23,099	19,026	19,928
Other	12,030	11,963	15,078
Non-interest income before investment securities gains	211,427	195,488	198,903
Investment securities gains, net	4,733	37	9,071
Total Non-Interest Income	216,160	195,525	207,974
Non-Interest Expense
Salaries and employee benefits	311,934	303,202	290,130
Net occupancy	52,826	51,678	49,708
Data processing and software	44,679	41,286	38,735
Other outside services	39,989	33,758	27,501
Equipment	13,575	13,243	12,935
Professional	13,134	14,161	12,688
Federal Deposit Insurance Corporation ("FDIC")	7,780	10,993	11,049
Amortization of tax credit investments	6,021	11,449	11,028
Prepayment penalty on Federal Home Loan Bank ("FHLB") advances	4,326	—	—
Intangible amortization	1,427	—	—
Other	72,045	66,334	71,805
Total Non-Interest Expense	567,736	546,104	525,579
Income Before Income Taxes	263,988	232,970	234,454
Income taxes	37,649	24,577	62,701
Net Income	$226,339	$208,393	$171,753

Per Share:
Net Income (Basic)	$1.36	$1.19	$0.98
Net Income (Diluted)	1.35	1.18	0.98
Cash Dividends	0.56	0.52	0.47

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2019	2018	2017
Net Income	$226,339	$208,393	$171,753
Other Comprehensive (Loss) Income, net of tax:
Unrealized gains (losses) on available for sale investment securities:
Unrealized gain (loss) on securities	56,919	(24,326)	10,432
Reclassification adjustment for securities gains included in net income	(3,686)	(30)	(5,894)
Amortization of net unrealized losses on securities transferred to held to maturity	6,285	2,098	—
Non-credit related unrealized (loss) gain on other-than-temporarily impaired debt securities	(680)	222	185
Net unrealized gains (losses) on available for sale investment securities	58,838	(22,036)	4,723
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement (cost) income	(937)	1,400	(609)
Amortization of net unrecognized pension and postretirement income	1,025	1,648	1,361
Net unrealized gains on defined benefit pension and postretirement plans	88	3,048	752
Other Comprehensive Income (Loss)	58,926	(18,988)	5,475
Total Comprehensive Income	$285,265	$189,405	$177,228

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2016	174,040	$549,707	$1,467,602	$732,099	$(38,449)	$(589,844)	$2,121,115
Net income				171,753			171,753
Other comprehensive income					5,475		5,475
Stock issued, including related tax benefits	1,130	2,525	5,578			435	8,538
Stock-based compensation awards			5,209				5,209
Common stock cash dividends - $0.47 per share				(82,233)			(82,233)
Balance at December 31, 2017	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income				208,393			208,393
Other comprehensive loss					(18,988)		(18,988)
Stock issued	977	2,062	3,432			1,241	6,735
Stock-based compensation awards	33	83	7,882				7,965
Acquisition of treasury stock	(5,996)					(95,308)	(95,308)
Reclassification of stranded tax effects (1)				7,101	(7,101)		—
Common stock cash dividends - $0.52 per share				(91,081)			(91,081)
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income				226,339			226,339
Other comprehensive income					58,926		58,926
Stock issued	883	1,733	2,565			2,064	6,362
Stock-based compensation awards			7,413				7,413
Acquisition of treasury stock	(6,849)					(111,457)	(111,457)
Common stock cash dividends - $0.56 per share				(92,980)			(92,980)
Balance at December 31, 2019	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176

See Notes to Consolidated Financial Statements
(1) Result of adoption of Accounting Standard Update ("ASU") 2018-02. See Note 1 to Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$226,339	$208,393	$171,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,825	46,907	23,305
Depreciation and amortization of premises and equipment	28,200	28,156	28,096
Amortization of tax credit investments	32,810	38,606	37,185
Net amortization of investment security premiums	9,387	9,297	10,107
Deferred income tax (benefit) expense	(165)	(15,749)	24,896
Re-measurement of net deferred tax asset	—	(809)	15,635
Investment securities gains, net	(4,733)	(37)	(9,071)
Gain on sales of mortgage loans held for sale	(17,882)	(13,021)	(13,036)
Proceeds from sales of mortgage loans held for sale	916,725	795,756	644,400
Originations of mortgage loans held for sale	(909,572)	(778,304)	(634,197)
Intangible amortization	1,427	—	—
Amortization of issuance costs and discounts on long-term debt	842	813	845
Stock-based compensation	7,413	7,965	5,209
Other changes, net	(195,903)	(31,153)	(17,369)
Total adjustments	(98,626)	88,427	116,005
Net cash provided by operating activities	127,713	296,820	287,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	710,739	54,638	184,734
Proceeds from paydowns and maturities of held to maturity securities	83,121	35,900	—
Proceeds from principal repayments and maturities of available for sale securities	234,702	290,681	417,673
Purchases of securities available for sale	(1,138,070)	(558,949)	(584,921)
Purchase of Federal Reserve Bank and Federal Home Loan Bank stock	(18,139)	(18,522)	(3,272)
Net increase in loans and leases	(708,048)	(447,849)	(1,087,521)
Net purchases of premises and equipment	(33,717)	(39,883)	(33,092)
Net cash paid for acquisitions	(5,174)	—	—
Net change in tax credit investments	(18,760)	(56,733)	(28,932)
Net cash used in investing activities	(893,346)	(740,717)	(1,135,331)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	849,437	435,872	782,525
Net increase in time deposits	168,317	142,755	2,143
Increase in short-term borrowings	128,464	137,253	76,207
Additions to long-term debt	485,000	50,000	223,251
Repayments of long-term debt	(596,056)	(100,165)	(115,153)
Net proceeds from issuance of common stock	6,362	6,735	8,538
Dividends paid	(92,330)	(89,654)	(80,368)
Acquisition of treasury stock	(111,457)	(95,308)	—
Net cash provided by financing activities	837,737	487,488	897,143
Net Increase in Cash and Cash Equivalents	72,104	43,591	49,570
Cash and Cash Equivalents at Beginning of Year	445,687	402,096	352,526
Cash and Cash Equivalents at End of Year	$517,791	$445,687	$402,096
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$178,612	$126,846	$93,817
Income taxes	9,193	13,547	6,537
Supplemental schedule of certain noncash activities
Transfer of available for sale securities to held to maturity securities	$—	$641,672	$—
Transfer of held to maturity securities to available for sale securities	158,898	—	—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation ("Corporation" or "Parent Company") is a financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly owned banking subsidiary, Fulton Bank, N.A. ("Fulton Bank" or the "Bank"). In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

The Corporation’s primary sources of revenue are interest income on loans, investment securities and other interest-earning assets and fee income earned on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographic market as a result of the growth in electronic delivery channels. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory authorities.

The Corporation offers, through its banking subsidiary, a full range of retail and commercial banking services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. Industry diversity is the key to the economic well-being of these markets and the Corporation is not dependent upon any single customer or industry. In 2017, the Corporation had six banking subsidiaries. During 2018, the Corporation consolidated two of its wholly owned banking subsidiaries into its lead bank, Fulton Bank, and during 2019, the remaining three wholly-owned banking subsidiaries were consolidated into Fulton Bank.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amount of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Corporation evaluates subsequent events through the date of the filing of this report with the Securities and Exchange Commission ("SEC").

Cash and Cash Equivalents and Restricted Cash: Cash and cash equivalents consists of cash and due from banks and interest bearing deposits with other banks, which includes restricted cash. Restricted cash comprises cash balances required to be maintained with the Federal Reserve Bank ("FRB"), based on customer transaction deposit account levels, and cash balances provided as collateral on derivative contracts and other contracts. See Note 2, "Restrictions on Cash and Cash Equivalents" for additional information.

FRB and FHLB Stock: The Bank is a member of the FRB and FHLB and is required by federal law to hold stock in these institutions according to predetermined formulas. These restricted investments are carried at cost on the consolidated balance sheets and are periodically evaluated for impairment.

Investments: Debt securities are classified as held to maturity ("HTM") at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities; however, since the investment portfolio serves as a source of liquidity, most debt securities are classified as available for sale ("AFS"). AFS securities are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders’ equity as a component of other comprehensive income, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis.

Securities are evaluated periodically to determine whether declines in value are other-than-temporary. Impaired debt securities are determined to be other-than-temporarily impaired if the Corporation concludes at the balance sheet date that it has the intent to sell, or believes it will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. Credit losses on other-than-temporarily impaired debt securities are recorded through earnings, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost. Non-credit related other-than-temporary impairment ("OTTI") charges are recorded as decreases to accumulated other comprehensive income as long as the Corporation has no intent or expected requirement to sell the impaired debt security before a recovery of its amortized cost basis.

The Corporation early adopted ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivative and Hedging, and Topic 825, Financial Instruments," in the third quarter of 2019, which permitted the one-time reclassification of certain HTM securities to AFS under Topic 815, specific to the transition guidance of ASU update 2017-12, which the Corporation adopted on January 1, 2019. See “Note 3 - Investment Securities” for additional information on this reclassification. The portion of this standards update related to codification improvements specific to Topic 326 will be implemented upon the Corporation’s adoption of ASU 2016-13 in the first quarter of 2020. Additional codification improvements to Topic 825, specifically ASU 2016-01, which the Corporation adopted as of January 1, 2018, did not have an impact on the Corporation's consolidated financial statements.

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

Loans and Lease Receivables: Loan and leases are stated at their principal amount outstanding, except for mortgage loans held for sale, which are carried at fair value. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method.

In general, a loan or lease is placed on non-accrual status once it becomes 90 days delinquent as to principal or interest. In certain cases a loan or lease may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan or lease agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans and leases may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan or lease is considered secured and in the process of collection. The Corporation generally applies payments received on non-accruing loans and leases to principal until such time as the principal is paid off, after which time any payments received are recognized as interest income. If the Corporation believes that all amounts outstanding on a non-accrual loan or lease will ultimately be collected, payments received subsequent to its classification as a non-accrual loan or lease are allocated between interest income and principal.

A loan or lease that is 90 days delinquent may continue to accrue interest if the loan or lease is both adequately secured and is in the process of collection. Past due status is determined based on contractual due dates for loan payments. An adequately secured loan or lease is one that has collateral with a supported fair value that is sufficient to discharge the debt, and/or has an enforceable guarantee from a financially responsible party. A loan or lease is considered to be in the process of collection if collection is proceeding through legal action or through other activities that are reasonably expected to result in repayment of the debt or restoration to current status in the near future.

Loans and leases deemed to be a loss are written off through a charge against the allowance for loan or lease losses. Closed-end consumer loans are generally charged off when they become 120 days past due (180 days for open-end consumer loans) if they are not adequately secured by real estate. All other loans and leases are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral. Principal recoveries of loans or leases previously charged off are recorded as increases to the allowance for loan or lease losses.

Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are deferred and amortized over the life of the loan as an adjustment to interest income using the effective yield method. For mortgage loans sold, net loan origination fees and costs are included in the gain or loss on sale of the related loan, as components of mortgage banking.

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

Allowance for Credit Losses: The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of incurred losses in the loan and lease portfolio as of the balance sheet date and is recorded as a reduction to loans and leases. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in its unfunded loan commitments and other off-balance sheet credit exposures, such as letters of credit, and is recorded in other liabilities on the consolidated balance sheets. The allowance for credit losses is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries. Management believes that the allowance for loan and lease losses and the reserve for unfunded lending commitments are adequate as of the balance sheet date; however, future changes to the allowance or reserve may be necessary based on changes in any of the factors discussed in the following paragraphs.

Maintaining an appropriate allowance for credit losses is dependent upon various factors, including the ability to identify potential problem loans and leases in a timely manner. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the allowance for credit loss methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loan.

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

The Corporation does not assign internal risk ratings for smaller balance, homogeneous loans and leases, such as home equity, residential mortgage, consumer, lease receivables and construction loans to individuals secured by residential real estate. For these loans and leases, the most relevant credit quality indicator is delinquency status. The migration of loans and leases through the various delinquency status categories is a significant component of the allowance for credit loss methodology for these loans and leases, which bases the probability of default on this migration.

The Corporation’s allowance for loan and lease losses includes: 1) specific allowances allocated to loans and leases evaluated for impairment under the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under ASC Subtopic 450-20.

A loan or lease is considered to be impaired if it is probable that all amounts will not be collected according to the contractual terms of the loan or lease agreement. Impaired loans and leases consist of all loans and leases on non-accrual status and accruing TDRs. An allowance for loan and lease losses is established for an impaired loan or lease if its carrying value exceeds its estimated fair value. Impaired loans and leases to borrowers with total outstanding commitments greater than or equal to $1.0 million are evaluated individually for impairment. Impaired loans and leases to borrowers with total outstanding commitments less than $1.0 million are pooled and evaluated for impairment collectively.

All loans and leases evaluated for impairment under ASC Section 310-10-35 are measured for losses on a quarterly basis. As of December 31, 2019 and 2018, substantially all of the Corporation’s impaired loans and leases to borrowers with total outstanding loan or lease balances greater than or equal to $1.0 million were measured based on the estimated fair value of each loan or lease’s collateral. Collateral could be in the form of real estate, in the case of impaired commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real property.

For loans and leases secured by real estate, estimated fair values are determined primarily through appraisals performed by state certified third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the

Corporation’s experience and knowledge of the real estate market; the purpose of the loan or lease; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated appraisals performed by state certified third-party appraisers for impaired loans and leases secured predominantly by real estate every 12 months.

As of December 31, 2019 and 2018, approximately 93% and 89%, respectively, of impaired loans or leases with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated within the preceding 12 months.

When updated appraisals are not obtained for loans and leases secured by real estate and evaluated for impairment under ASC Section 310-10-35, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and, in the opinion of the Corporation's internal credit administration staff, there has not been a significant deterioration in the collateral value since the original appraisal was performed.

For impaired loans and leases with principal balances greater than or equal to $1.0 million secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.

All loans and leases not evaluated for impairment under ASC Section 310-10-35 are evaluated for impairment under ASC Subtopic 450-20, using a pooled loss evaluation approach. Loans and leases are segmented into pools with similar characteristics and a consistently developed loss factor is then applied to all loans in these pools. Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on class segments. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans, home equity loans and indirect automobile loans.

The Corporation segments its loan and lease portfolio by general loan and lease type, or "portfolio segments," as presented in the table under the heading, "Loans and leases, net of unearned income," within Note 4, "Loans and Leases and Allowance for Credit Losses." Certain portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan and lease. For commercial loans, class segments include loans secured by collateral and unsecured loans. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Consumer loan class segments are based on collateral types and include direct consumer installment loans and indirect automobile loans.

The Corporation calculates allowance for loan and lease loss allocation needs for loans evaluated under ASC Subtopic 450-20 through the following procedures:

•
The loans and leases are segmented into pools with similar characteristics, as noted above. Commercial loans, commercial mortgages and construction loans to commercial borrowers are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and lease receivables are further segmented into separate pools based on delinquency status;

•
A loss rate is calculated for each pool through an analysis of historical losses as loans and leases migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss rate forecast;

•	The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends; and

•	The resulting adjusted loss rate is applied to the balance of the loans and leases in the pool to arrive at the allowance allocation for the pool.

The allocation of the allowance for credit losses is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan and lease portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans and leases; the diversity of borrower industry types; and the composition of the portfolio by loan and lease type.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements, 8 years for furniture and 5 years for equipment. Leasehold improvements are amortized over the shorter of the useful life or the non-cancelable lease term. See Note 5, "Premises and Equipment" for additional information.

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

MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined through a discounted cash flows valuation completed by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected lives of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established through a charge against servicing income, included as a component of mortgage banking income on the consolidated statements of income. If subsequent valuations indicate that impairment no longer exists, the valuation allowance is reduced through an increase to servicing income. See Note 7, "Mortgage Servicing Rights" for additional information.

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. The Bank exceeds $10 billion in total assets and is required to clear all eligible interest rate swap contracts with a central counterparty. As a result, the Bank is subject to the regulations of the Commodity Futures Trading Commission.

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation limits its foreign exchange exposure with customers by entering into contracts with institutional counterparties to mitigate its foreign exchange risk. The Corporation also holds certain amounts of foreign currency with international correspondent banks ("Foreign Currency Nostro

Accounts"). The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts and Foreign Currency Nostro Account balances, to $500,000. See "Note 10 - Derivative Financial Instruments" for additional information.

Balance Sheet Offsetting: Although certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements, the Corporation elects to not offset such qualifying assets and liabilities.

The Corporation is a party to interest rate swap transactions with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through a daily clearing agent. As a result, the total fair values of interest rate swap derivative assets and derivative liabilities recognized on the consolidated balance sheets are not equal and offsetting.

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

The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified in short-term borrowings on the consolidated balance sheets, while the securities underlying the repurchase agreements remain classified with investment securities on the consolidated balance sheets. The Corporation has no intention of setting off these amounts, therefore, these repurchase agreements are not eligible for offset. For additional details on balance sheet offsetting, see "Note 10 - Derivative Financial Instruments."

Income Taxes: The Corporation utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In assessing the realizability of deferred tax assets ("DTAs"), management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the amount of taxes paid in available carryback years, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. A valuation allowance is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized.

ASC Topic 740, "Income Taxes" creates a single model to address uncertainty in tax positions, and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in an enterprise's financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The liability for unrecognized tax benefits is included in other liabilities within the consolidated balance sheets.

Effective January 1, 2018, the Corporation adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standards update permits a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings of the stranded tax effects resulting from the application of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which changed the federal corporate income tax rate from a top rate of 35% to a flat rate of 21%. Upon adoption, the Corporation elected to reclassify $7.1 million of stranded tax effects from AOCI to retained earnings at the beginning of the period of adoption. The Corporation's policy for releasing income tax effects from accumulated other comprehensive income is to release them as investments are sold or mature and as pension and post-retirement liabilities are extinguished. See Note 12, "Income Taxes" for additional information.

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

The Corporation also grants equity awards to non-employee members of its board of directors and subsidiary bank board of directors under the 2011 Directors’ Equity Participation Plan, which was amended and approved by shareholders as the Amended and Restated Directors’ Equity Participation Plan in 2019 ("Directors’ Plan"). Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

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

The fair value of restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant. See Note 15, "Stock-Based Compensation Plans" for additional information. The Corporation has not issued stock options since 2014 and accordingly, there is no compensation expense for this instrument.

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

Goodwill and Intangible Assets: The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires that all assets acquired and liabilities assumed, including certain intangible assets that must be recognized, be recorded at their estimated fair values as of the acquisition date. Any purchase price exceeding the fair value of net assets acquired is recorded as goodwill.

During the fourth quarter of 2019, the Corporation early adopted ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This standards update eliminates the requirement to perform the “step two” impairment test, which the Corporation has not needed to perform since its impairment test completed in 2012. The Corporation performed a qualitative analysis, as permitted in Topic 350, in 2019 and no impairment indicators were identified through this analysis.

Goodwill is not amortized to expense, but is tested for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual test of goodwill impairment as of October 31st of each year. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested when such events occur.

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as non-interest expense on the consolidated statements of income. See "Note 6 - Goodwill and Intangible Assets," for additional details.

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

Tax Credit Investments

The Corporation makes investments in certain community development projects, the majority of which, generate tax credits under various federal programs, including qualified affordable housing projects, New Markets Tax Credit Investments ("NMTC") projects and historic rehabilitation projects (collectively, "Tax Credit Investments" or "TCIs"). These investments are made throughout the Corporation's market area as a means of supporting the communities it serves. The Corporation typically acts as a limited partner or member of a limited liability company in its TCIs and does not exert control over the operating or financial policies of the partnership or limited liability company. Tax credits earned are subject to recapture by federal taxing authorities based upon compliance requirements to be met at the project level.

Because the Corporation owns 100% of the equity interests in its NMTC, these investments were consolidated based on ASC Topic 810 as of December 31, 2019 and 2018. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of ASC Topic 810.

TCIs are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation’s TCIs in 2019, 2018 or 2017. For additional details, see "Note 12 - Income Taxes."

Fair Value Measurements: Assets and liabilities are categorized in a fair value hierarchy for the inputs to valuation techniques used to measure assets and liabilities at fair value using the following three categories (from highest to lowest priority):

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

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels. See "Note 19 - Fair Value Measurements," for additional details.

In 2008, the Corporation received Class B restricted shares of Visa, Inc. ("Visa") as part of Visa’s initial public offering. In accordance with ASC Update 2016-01, these securities are considered equity securities without readily determinable fair values. As such, the approximately 133,000 Visa Class B shares owned as of December 31, 2019 were carried at a zero cost basis.

Revenue Recognition: The Corporation adopted ASC Update 2014-09, "Revenue from Contracts with Customers" using the modified retrospective method applied to all open contracts as of January 1, 2018 with no material impact on its consolidated financial statements. This update established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle prescribed by this standards update is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The sources of revenue for the Corporation are interest income from loans, leases and investments, net of interest expense on deposits and borrowings, and non-interest income. Non-interest income is earned from various banking and financial services that the Corporation offers through its subsidiary bank. Revenue is recognized as earned based on contractual terms, as transactions occur, or as services are provided. Following is further detail of the various types of revenue the Corporation earns and when it is recognized:

Interest income: Interest income is recognized on an accrual basis according to loan and lease agreements, securities contracts or other such written contracts.

Wealth management services: Consists of trust commission income, brokerage income, money market income and insurance commission income. Trust commission income consists of advisory fees that are based on market values of clients' managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned. Brokerage income includes advisory fees which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur. Money market income is based on the balances held in trust accounts and is recognized monthly. Insurance commission income is earned and recognized when policies are originated. Currently, no investment management and trust service income is based on performance or investment results.

Commercial and consumer banking income: Consists of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts as well as branch fees, automated teller machine fees, debit and credit card income and merchant services fees. Also included are letter of credit fees, foreign exchange income and commercial loan interest rate swap fees. Revenue is primarily transactional and recognized when earned, at the time the transactions occur.

Mortgage banking income: Consists of gains or losses on the sale of residential mortgage loans and mortgage loan servicing income.

Other Income: Includes gains on sales of Small Business Association loans, cash surrender value of life insurance, and other miscellaneous income.

Leases: Effective January 1, 2019, the Corporation adopted ASU 2016-02, "Leases (Topic 842)." This standards update requires a lessee to recognize for all leases with an initial term greater than twelve months: (1) a right-of-use ("ROU") asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, each measured on a discounted basis. The Corporation adopted this standards update in the first quarter of 2019 using the modified retrospective method, which eliminates the requirement to restate the earliest prior period presented in an entity’s financial statements. As such, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019 and continue to be reported in accordance with previous guidance (Topic 840). This standards update provides for a number of practical expedients in transition. The Corporation elected to apply the package of practical expedients permitted within the new standard, which, among other things, allowed it to carryforward the prior conclusions on lease identification, lease classification and initial direct costs. In addition, the Corporation elected to not separate lease and non-lease components. The Corporation did not elect the practical expedient to apply hindsight in determining the lease term and in assessing impairment of the ROU assets.

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

Sublease income consists mostly of operating leases for space within the Corporation's offices and branches and is recorded as a reduction to net occupancy expense on the consolidated statements of income. See "Note 17 - Leases" for additional information and expanded lessee disclosures.

Defined Benefit Pension Plan: Net periodic pension costs are funded based on the requirements of federal laws and regulations. The determination of net periodic pension costs is based on assumptions about future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as retirement age and mortality, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic pension expense includes interest cost, based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. For the Corporation, there is no service cost as the plan was curtailed in 2008, with no additional benefits accruing. Net periodic pension cost is recognized in salaries and employee benefits on the consolidated statements of income. For additional details, see "Note 16 - Employee Benefit Plans."

Recently Issued Accounting Standards:

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASC Update 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The new impairment model prescribed by this standards update is a single impairment model for all financial assets (i.e., loans and HTM investments). The recognition of credit losses would be based on an entity’s current estimate of expected losses (referred to as the Current Expected Credit Loss model, or "CECL"), as opposed to recognition of losses only when they are probable under current GAAP. This update also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This adjustment will also be recognized in regulatory capital. This update is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted.

In November 2018, ASC Update 2018-19, "Codifications Improvements to Topic 326, Financial Instruments - Credit Losses" was issued which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments.

ASC Update 2019-04, 2019-05 and 2019-11 were issued to provide certain clarifications and transition relief to adopting this standards update.

First Quarter of 2020
The Corporation intends to adopt these standards updates effective with its March 31, 2020 quarterly report on Form 10-Q.

The allowance for credit losses ("ACL") will be based on the Corporation’s historical loss experience, borrower characteristics, forecasts of future economic conditions and other relevant factors.

The Corporation will use models and other loss estimation techniques that are responsive to changes in forecasted economic conditions to interpret borrower and economic factors in order to estimate the ACL. The Corporation will also apply qualitative factors to account for information that may not be reflected in quantitatively derived results, or other relevant factors to ensure the ACL reflects the best estimate of current expected credit losses.

Preliminary expected loss estimates have been determined and the Corporation believes that the total allowance for credit losses will increase between 25% to 35% as a result of the adoption of CECL.

The Corporation is in the process of finalizing the review of the most recent model run, conducting scenario testing, and finalizing certain assumptions including economic forecasts and qualitative adjustments.

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
First Quarter 2020
The Corporation intends to adopt this standards update effective with its March 31, 2020 quarterly report on Form 10-Q. This standard will impact the Corporation's disclosures relating to fair value measurement. The Corporation does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

ASC Update 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes
This update simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. It also improves consistent application of, and simplifies GAAP for, other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted.
First Quarter 2021
The Corporation intends to adopt this standards update effective with its March 31, 2021 quarterly report on Form 10-Q and does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Reclassifications: Certain amounts in the 2018 and 2017 consolidated financial statements and notes have been reclassified to conform to the 2019 presentation.

NOTE 2 – RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Corporation is required to maintain reserves against its deposit liabilities. These reserves are in the form of cash and balances with the FRB, included in "interest-bearing deposits with other banks." On the consolidated balance sheets, the amounts of such reserves as of December 31, 2019 and 2018 were $218.9 million and $156.8 million, respectively.

In addition, collateral is posted by the Corporation with counterparties to secure derivative contracts and other contracts, which is included in "interest-bearing deposits with other banks". On the consolidated balance sheets, the amounts of such collateral as of December 31, 2019 and 2018 were $199.6 million and $45.1 million, respectively.

NOTE 3 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2019
Available for Sale
State and municipal securities	$638,125	$15,826	$(1,024)	$652,927
Corporate debt securities	370,401	8,490	(1,534)	377,357
Collateralized mortgage obligations	682,307	11,726	(315)	693,718
Residential mortgage-backed securities	177,183	1,078	(949)	177,312
Commercial mortgage-backed securities	489,603	6,471	(1,777)	494,297
Auction rate securities	107,410	—	(5,484)	101,926
Total	$2,465,029	$43,591	$(11,083)	$2,497,537

Held to Maturity
Residential mortgage-backed securities	$369,841	$13,864	$—	$383,705
Total	$369,841	$13,864	$—	$383,705

2018
Available for Sale
U.S. Government sponsored agency securities	$31,586	$185	$(139)	$31,632
State and municipal securities	282,383	2,178	(5,466)	279,095
Corporate debt securities	111,454	1,432	(3,353)	109,533
Collateralized mortgage obligations	841,294	2,758	(11,972)	832,080
Residential mortgage-backed securities	476,973	1,583	(15,212)	463,344
Commercial mortgage-backed securities	264,165	524	(3,073)	261,616
Auction rate securities	107,410	—	(4,416)	102,994
Total	$2,115,265	$8,660	$(43,631)	$2,080,294

Held to Maturity
State and municipal securities	$156,134	$1,166	$(93)	$157,207
Residential mortgage-backed securities	450,545	3,667	—	454,212
Total	$606,679	$4,833	$(93)	$611,419

On July 1, 2019, the Corporation transferred state and municipal securities from the held to maturity classification to the available for sale classification as permitted through the early adoption of ASU 2019-04, as disclosed in "Note 1 - Basis of Presentation." The amortized cost of the securities transferred was $158.9 million and the estimated fair value was $168.5 million. The Corporation has the positive intent and ability to hold the remainder of the held to maturity portfolio, consisting of residential mortgage-backed securities, to maturity.

On August 1, 2018, the Corporation transferred debt securities with an amortized cost of $665.5 million and an estimated fair value of $641.7 million from the available for sale classification to the held to maturity classification. These securities consisted of residential mortgage-backed securities ($505.5 million amortized cost and $485.3 million estimated fair value) and state and municipal securities ($160.0 million amortized cost and $156.4 million estimated fair value) and were transferred as the Corporation had the positive intent and ability to hold these securities to maturity. The transfer of debt securities into the held to maturity category from the available for sale category was recorded at fair value on the date of transfer. The net unrealized gains or losses at the transfer date are included in AOCI and are being amortized over the remaining lives of the securities. This amortization is expected to offset the amortization of the related premium or discount created by the investment securities transfer into the held to maturity classification, with no expected impact on future net income.

Securities carried at $462.6 million at December 31, 2019 and $973.4 million at December 31, 2018, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.
The amortized cost and estimated fair values of debt securities as of December 31, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$2,830	$2,830	$—	$—
Due from one year to five years	33,027	34,250	—	—
Due from five years to ten years	348,800	355,888	—	—
Due after ten years	731,279	739,242	—	—
	1,115,936	1,132,210	—	—
Residential mortgage-backed securities(1)	177,183	177,312	369,841	383,705
Commercial mortgage-backed securities(1)	489,603	494,297	—	—
Collateralized mortgage obligations (1)	682,307	693,718	—	—
Total	$2,465,029	$2,497,537	$369,841	$383,705

(1)	Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of equity and debt securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(in thousands)
2019:
Debt securities	$11,554	$(6,821)	$4,733
Total	$11,554	$(6,821)	$4,733
2018:
Equity securities	$9	$—	$9
Debt securities	1,656	(1,628)	28
Total	$1,665	$(1,628)	$37
2017:
Equity securities	$13,558	$—	$13,558
Debt securities	315	(4,802)	(4,487)
Total	$13,873	$(4,802)	$9,071

The following table presents a summary of the cumulative credit related OTTI charges, recognized as components of earnings, for debt securities held by the Corporation at December 31, 2019 and 2018:

	Year ended December 31
	2019	2018
Balance of cumulative credit losses on debt securities, beginning of period	$(11,510)	$(11,510)
Reductions for securities sold during the period	10,520	—
Balance of cumulative credit losses on debt securities, end of period	$(990)	$(11,510)

The following tables present the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2019	(dollars in thousands)
Available for Sale
State and municipal securities	44	$136,344	$(1,024)	—	$—	$—	$136,344	$(1,024)
Corporate debt securities	5	30,719	(346)	8	18,759	(1,188)	49,478	(1,534)
Collateralized mortgage obligations	5	33,865	(190)	1	5,330	(125)	39,195	(315)
Residential mortgage-backed securities	5	12,247	(40)	26	127,373	(909)	139,620	(949)
Commercial mortgage-backed securities	7	121,340	(1,777)	—	—	—	121,340	(1,777)
Auction rate securities	—	—	—	177	101,926	(5,484)	101,926	(5,484)
Total available for sale (1)	66	$334,515	$(3,377)	212	$253,388	$(7,706)	$587,903	$(11,083)

(1) No held to maturity securities were in an unrealized loss position as of December 31, 2019.

	Less Than 12 months				12 Months or Longer		Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2018	(dollars in thousands)
Available for Sale
U.S. Government sponsored agency securities	1	$4,961	$(31)	1	$5,770	$(108)	$10,731	$(139)
State and municipal securities	33	72,950	(1,292)	38	83,770	(4,174)	156,720	(5,466)
Corporate debt securities	8	24,419	(227)	14	25,642	(3,126)	50,061	(3,353)
Collateralized mortgage obligations	39	136,563	(1,050)	89	388,173	(10,922)	524,736	(11,972)
Residential mortgage-backed securities	17	18,220	(222)	110	402,779	(14,990)	420,999	(15,212)
Commercial mortgage-backed securities	1	9,778	(35)	25	197,326	(3,038)	207,104	(3,073)
Auction rate securities	—	—	—	177	102,994	(4,416)	102,994	(4,416)
Total available for sale	99	$266,891	$(2,857)	454	$1,206,454	$(40,774)	$1,473,345	$(43,631)
Held to maturity
State and municipal securities	6	20,601	(93)	—	—	—	20,601	(93)
Total	105	$287,492	$(2,950)	454	$1,206,454	$(40,774)	$1,493,946	$(43,724)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in fair value of these securities is attributable to changes in interest rates and not credit quality, and because the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, the Corporation did not consider these investments to be other-than-temporarily impaired as of December 31, 2019.

As of December 31, 2019, all auction rate certificates ("ARCs") were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. All of the loans were current and making scheduled payments and, based on management’s evaluations, were not subject to any OTTI charges as of December 31, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

Based on management’s evaluations, no corporate debt securities were subject to any OTTI charges as of December 31, 2019. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 – LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases, net of unearned income
Loans and leases, net of unearned income are summarized as follows as of December 31:

	2019	2018
	(in thousands)
Real estate – commercial mortgage	$6,700,776	$6,434,285
Commercial – industrial, financial and agricultural	4,446,701	4,404,548
Real estate – residential mortgage	2,641,465	2,251,044
Real estate – home equity	1,314,944	1,452,137
Real estate – construction	971,079	916,599
Consumer	463,164	419,186
Equipment lease financing	322,625	311,866
Overdrafts	3,582	2,774
Loans and leases, gross of unearned income	16,864,336	16,192,439
Unearned income	(26,810)	(26,639)
Loans and leases, net of unearned income	$16,837,526	$16,165,800

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $90.1 million and $116.4 million as of December 31, 2019 and 2018, respectively. During 2019, additions totaled $4.2 million and repayments totaled $30.5 million for related-party loans.
Allowance for Credit Losses
The following table presents the components of the allowance for credit losses as of December 31:

	2019	2018	2017
	(in thousands)
Allowance for loan and lease losses	$163,622	$160,537	$169,910
Reserve for unfunded lending commitments	2,587	8,873	6,174
Allowance for credit losses	$166,209	$169,410	$176,084

The following table presents the activity in the allowance for credit losses for the years ended December 31:

	2019	2018	2017
	(in thousands)
Balance at beginning of year	$169,410	$176,084	$171,325
Loans and leases charged off	(53,189)	(66,076)	(33,290)
Recoveries of loans and leases previously charged off	17,163	12,495	14,744
Net loans and leases charged off	(36,026)	(53,581)	(18,546)
Provision for credit losses	32,825	46,907	23,305
Balance at end of year	$166,209	$169,410	$176,084
The following tables present the activity in the allowance for loan and lease losses by portfolio segment for the years ended December 31 and loans and leases, net of unearned income, and their related allowance for loan and lease losses, by portfolio segment, as of December 31:

	Real Estate - Commercial Mortgage	Commercial - Industrial, Financial and Agricultural	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing and other	Total
	(in thousands)
Balance at December 31, 2017	$58,793	$66,280	$18,127	$16,088	$6,620	$2,045	$1,957	$169,910
Loans and leases charged off	(2,045)	(52,441)	(3,087)	(1,574)	(1,368)	(3,040)	(2,521)	(66,076)
Recoveries of loans and leases previously charged off	1,622	4,994	1,127	620	1,829	1,266	1,037	12,495
Net loans and leases (charged off) recovered	(423)	(47,447)	(1,960)	(954)	461	(1,774)	(1,484)	(53,581)
Provision for loan and lease losses (1)	(5,481)	40,035	2,744	3,787	(2,020)	2,946	2,197	44,208
Balance at December 31, 2018	52,889	58,868	18,911	18,921	5,061	3,217	2,670	160,537
Loans and leases charged off	(1,837)	(42,410)	(1,291)	(1,545)	(143)	(3,403)	(2,560)	(53,189)
Recoveries of loans and leases previously charged off	2,202	8,721	688	989	2,591	1,306	666	17,163
Net loans and leases (charged off) recovered	365	(33,689)	(603)	(556)	2,448	(2,097)	(1,894)	(36,026)
Provision for loan and lease losses (1)	(7,644)	43,423	(564)	1,406	(3,066)	2,642	2,914	39,111
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622

Allowance for loan and lease losses at December 31, 2019
Collectively evaluated for impairment	$39,683	$58,487	$7,938	$10,562	$4,066	$3,756	$3,690	$128,182
Individually evaluated for impairment	5,927	10,115	9,806	9,209	377	6	—	35,440
	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Loans and leases, net of unearned income
Collectively evaluated for impairment	$6,654,280	$4,393,402	$1,292,872	$2,603,239	$967,461	$463,156	$282,869	$16,657,279
Individually evaluated for impairment	46,496	53,299	22,072	38,226	3,618	8	16,528	180,247
	$6,700,776	$4,446,701	$1,314,944	$2,641,465	$971,079	$463,164	$299,397	$16,837,526
Allowance for loan and lease losses at December 31, 2018
Collectively evaluated for impairment	$45,634	$46,355	$8,541	$9,527	$4,268	$3,210	$2,670	$120,205
Individually evaluated for impairment	7,255	12,513	10,370	9,394	793	7	—	40,332
	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$160,537
Loans and leases, net of unearned income
Collectively evaluated for impairment	$6,388,212	$4,349,255	$1,428,764	$2,212,274	$909,209	$419,175	$268,733	$15,975,622
Individually evaluated for impairment	46,073	55,293	23,373	38,770	7,390	11	19,268	190,178
	$6,434,285	$4,404,548	$1,452,137	$2,251,044	$916,599	$419,186	$288,001	$16,165,800

(1)
For the year ended December 31, 2019, the provision for loan and lease losses excluded a $6.3 million decrease in the reserve for unfunded lending commitments. The total provision for credit losses, comprised of allocations for both funded and unfunded loans, was $32.8 million for the year ended December 31, 2019. For the year ended December 31, 2018, the provision for loan losses excluded a $2.7 million increase in the reserve for unfunded lending commitments. The total provision for credit losses was $46.9 million for the year ended December 31, 2018.

N/A – Not applicable.

Impaired Loans

The following table presents total impaired loans and leases by class segment as of December 31:

	2019			2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$25,005	$22,702	$—	$25,095	$23,481	$—
Commercial	53,533	30,208	—	33,493	26,585	—
Real estate - residential mortgage	4,494	4,332	—	3,149	3,149	—
Real estate - construction	6,338	2,487	—	8,980	5,083	—
Equipment lease financing	19,269	16,528	—	19,269	19,268	—
	108,639	76,257		89,986	77,566
With a related allowance recorded:
Real estate - commercial mortgage	29,581	23,794	5,927	29,005	22,592	7,255
Commercial	37,992	23,091	10,115	37,706	28,708	12,513
Real estate - home equity	25,039	22,072	9,806	26,599	23,373	10,370
Real estate - residential mortgage	38,483	33,894	9,209	39,972	35,621	9,394
Real estate - construction	3,875	1,131	377	5,984	2,307	793
Consumer	8	8	6	11	11	7
	134,978	103,990	35,440	139,277	112,612	40,332
Total	$243,617	$180,247	$35,440	$229,263	$190,178	$40,332

As of December 31, 2019 and 2018, there were $76.3 million and $77.6 million, respectively, of impaired loans and leases that did not have a related allowance for loan loss. The estimated fair values of the collateral securing these loans and leases exceeded their carrying amount, or the loans and leases have been charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

The following table presents average impaired loans and leases, by class segment, for the years ended December 31:

	2019		2018		2017
	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)	Average Recorded Investment	Interest Income Recognized (1)
	(in thousands)
With no related allowance recorded:
Real estate - commercial mortgage	$26,163	$368	$25,258	$368	$22,793	$281
Commercial	25,777	122	33,395	259	31,357	182
Real estate - residential mortgage	3,875	94	3,727	91	4,631	107
Real estate - construction	3,559	—	6,943	—	7,255	12
Equipment lease financing	17,814	—	—	—	—	—
	77,188	584	69,323	718	66,036	582
With a related allowance recorded:
Real estate - commercial mortgage	25,428	351	24,300	345	27,193	338
Commercial	25,717	126	24,888	185	24,112	137
Real estate - home equity	23,004	845	24,426	794	21,704	534
Real estate - residential mortgage	34,407	829	36,387	896	39,093	903
Real estate - construction	1,573	—	2,683	—	6,160	11
Consumer	9	—	16	1	33	2
Equipment lease financing	83	—	3,854	—	285	—
	110,221	2,151	116,554	2,221	118,580	1,925
Total	$187,409	$2,735	$185,877	$2,939	$184,616	$2,507

(1)
All impaired loans and leases, excluding accruing TDRs, were non-accrual loans and leases. Interest income recognized for the years ended December 31, 2019, 2018 and 2017 represents amounts earned on accruing TDRs.

Credit Quality Indicators and Non-performing Assets

The following table presents internal credit risk ratings for the indicated loan class segments as of December 31:

	Pass		Special Mention		Substandard or Lower		Total
	2019	2018	2019	2018	2019	2018	2019	2018
	(dollars in thousands)
Real estate - commercial mortgage	$6,429,407	$6,129,463	$137,163	$170,827	$134,206	$133,995	$6,700,776	$6,434,285
Commercial - secured	3,830,847	3,902,484	171,442	193,470	195,884	129,026	4,198,173	4,224,980
Commercial -unsecured	234,987	171,589	9,665	4,016	3,876	3,963	248,528	179,568
Total commercial - industrial, financial and agricultural	4,065,834	4,074,073	181,107	197,486	199,760	132,989	4,446,701	4,404,548
Construction - commercial residential	100,808	104,079	2,897	6,912	3,461	6,881	107,166	117,872
Construction - commercial	765,562	723,030	1,322	1,163	2,676	2,533	769,560	726,726
Total construction (excluding construction - other)	866,370	827,109	4,219	8,075	6,137	9,414	876,726	844,598
Total	$11,361,611	$11,030,645	$322,489	$376,388	$340,103	$276,398	$12,024,203	$11,683,431

% of Total	94.5%	94.4%	2.7%	3.2%	2.8%	2.4%	100.0%	100.0%

The following table presents delinquency and non-performing status for loans and leases that did not have internal credit risk ratings, by class segment, as of December 31:

	Performing		Delinquent (1)		Non-performing (2)		Total
	2019	2018	2019	2018	2019	2018	2019	2018
	(dollars in thousands)
Real estate - home equity	$1,292,035	$1,431,666	$12,341	$10,702	$10,568	$9,769	$1,314,944	$1,452,137
Real estate - residential mortgage	2,584,763	2,202,955	34,291	28,988	22,411	19,101	2,641,465	2,251,044
Real estate - construction - other	92,649	71,511	895	—	809	490	94,353	72,001
Consumer - direct	63,582	55,629	465	338	190	66	64,237	56,033
Consumer - indirect	393,974	359,405	4,685	3,405	268	343	398,927	363,153
Total consumer	457,556	415,034	5,150	3,743	458	409	463,164	419,186
Equipment lease financing	278,743	267,112	4,012	1,302	16,642	19,587	299,397	288,001
Total	$4,705,746	$4,388,278	$56,689	$44,735	$50,888	$49,356	$4,813,323	$4,482,369

% of Total	97.8%	97.9%	1.2%	1.0%	1.0%	1.1%	100.0%	100.0%

(1)Includes all accruing loans and leases 30 days to 89 days past due.
(2)Includes all accruing loans and leases 90 days or more past due and all non-accrual loans.
The following table presents total non-performing assets as of December 31:

	2019	2018
	(in thousands)
Non-accrual loans and leases	$125,098	$128,572
Loans and leases 90 days or more past due and still accruing	16,057	11,106
Total non-performing loans and leases	141,155	139,678
OREO	6,831	10,518
Total non-performing assets	$147,986	$150,196

The following table presents past due status and non-accrual loans and leases, by portfolio segment and class segment, as of December 31:

	2019
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
Real estate - commercial mortgage	$10,912	$1,543	$4,113	$33,166	$6,651,042	$6,700,776
Commercial - secured	2,062	2,296	986	47,506	4,145,323	4,198,173
Commercial - unsecured	240	334	399	600	246,955	248,528
Total Commercial - industrial, financial and agricultural	2,302	2,630	1,385	48,106	4,392,278	4,446,701
Real estate - home equity	9,635	2,706	3,564	7,004	1,292,035	1,314,944
Real estate - residential mortgage	26,982	7,309	5,735	16,676	2,584,763	2,641,465
Construction - commercial	—	900	—	19	768,641	769,560
Construction - commercial residential	820	—	64	3,414	102,868	107,166
Construction - other	895	—	624	185	92,649	94,353
Total Real estate - construction	1,715	900	688	3,618	964,158	971,079
Consumer - direct	278	187	190	—	63,582	64,237
Consumer - indirect	3,950	735	268	—	393,974	398,927
Total Consumer	4,228	922	458	—	457,556	463,164
Equipment lease financing	552	3,460	114	16,528	278,743	299,397
Total	$56,326	$19,470	$16,057	$125,098	$16,620,575	$16,837,526

	2018
	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
Real estate - commercial mortgage	$12,206	$1,500	$1,765	$30,388	$6,388,426	$6,434,285
Commercial - secured	5,227	938	1,068	49,299	4,168,448	4,224,980
Commercial - unsecured	1,598	—	51	851	177,068	179,568
Total Commercial - industrial, financial and agricultural	6,825	938	1,119	50,150	4,345,516	4,404,548
Real estate - home equity	7,144	3,558	3,061	6,708	1,431,666	1,452,137
Real estate - residential mortgage	20,796	8,192	4,433	14,668	2,202,955	2,251,044
Construction - commercial	—	—	—	19	726,707	726,726
Construction - commercial residential	2,489	—	—	6,881	108,502	117,872
Construction - other	—	—	—	490	71,511	72,001
Total Real estate - construction	2,489	—	—	7,390	906,720	916,599
Consumer - direct	267	71	66	—	55,629	56,033
Consumer - indirect	2,908	497	343	—	359,405	363,153
Total Consumer	3,175	568	409	—	415,034	419,186
Equipment lease financing	1,005	297	319	19,268	267,112	288,001
Total	$53,640	$15,053	$11,106	$128,572	$15,957,429	$16,165,800

The following table presents TDRs as of December 31:

	2019	2018
	(in thousands)
Real-estate - residential mortgage	$21,551	$24,102
Real estate - home equity	15,068	16,665
Real-estate - commercial mortgage	13,330	15,685
Commercial	5,193	5,143
Consumer	8	10
Total accruing TDRs	55,150	61,605
Non-accrual TDRs (1)	20,825	28,659
Total TDRs	$75,975	$90,264

(1)Included within non-accrual loans in the preceding table.

The following table presents TDRs by class segment and type of concession for loans that were modified during the years ended December 31:

	2019		2018		2017
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial	16	$5,378	8	$4,226	24	$15,548
Real estate - commercial mortgage	2	263	6	8,261	10	2,911
Real estate - home equity	59	2,706	96	5,087	97	7,656
Real estate - residential mortgage	6	2,252	7	801	10	1,904
Real estate - construction	—	—	—	—	2	1,615
Total	83	$10,599	117	$18,375	143	$29,634

The following table presents TDRs, by class segment, that were modified during the years ended December 31, 2019, 2018 and 2017 that had a post-modification payment default during their respective year of modification. A payment default is defined as a single missed scheduled payment:

	2019		2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate -construction	—	—	2	448	4	2,152
Real estate - residential mortgage	2	521	5	717	5	577
Commercial	5	442	1	2,163	6	1,571
Real estate - home equity	18	1,003	30	1,635	25	1,575
Total	25	$1,966	38	$4,963	40	$5,875

NOTE 5 – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2019	2018
	(in thousands)
Land	$38,836	$35,160
Buildings and improvements	350,609	325,831
Furniture and equipment	158,064	150,566
Construction in progress	9,594	24,993
	557,103	536,550
Less: Accumulated depreciation and amortization	(317,057)	(302,021)
Total	$240,046	$234,529

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $532.7 million and $530.6 million as of December 31, 2019 and 2018, respectively. A non-amortizing trade name intangible asset that totaled $1.0 million as of December 31, 2018 was written off during 2019 as a result of the consolidation of the Corporation's banking subsidiaries into Fulton Bank. The increase in total goodwill of $2.1 million was the result of acquisitions of the assets of two wealth management businesses in 2019. The Corporation’s reporting units passed the 2019 goodwill impairment test, resulting in no goodwill impairment charges in 2019.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.

NOTE 7 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	2019	2018
	(in thousands)
Amortized cost:
Balance at beginning of year	$38,573	$37,663
Originations of MSRs	7,546	6,756
Amortization	(6,852)	(5,846)
Balance at end of year	$39,267	$38,573

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.9 billion and $4.8 billion as of December 31, 2019 and 2018, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $45.2 million and $50.2 million as of December 31, 2019 and 2018, respectively.
Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $6.9 million and $5.8 million in 2019 and 2018, respectively. Estimated MSR amortization expense for the next five years, based on balances as of December 31, 2019 and the estimated remaining lives of the underlying loans, follows (in thousands):

Year
2020	$6,591
2021	6,144
2022	5,648
2023	5,101
2024	4,499

NOTE 8 – DEPOSITS
Deposits consisted of the following as of December 31:

	2019	2018
	(in thousands)
Noninterest-bearing demand	$4,453,324	$4,310,105
Interest-bearing demand	4,720,188	4,240,974
Savings and money market accounts	5,153,941	4,926,937
Total demand and savings	14,327,453	13,478,016
Brokered deposits	264,531	176,239
Time deposits	2,801,929	2,721,904
Total Deposits	$17,393,913	$16,376,159

The scheduled maturities of time deposits as of December 31, 2019 were as follows (in thousands):

Year
2020	$1,636,357
2021	529,378
2022	436,909
2023	109,044
2024	43,141
Thereafter	47,100
$2,801,929

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.4 billion and $1.2 billion as of December 31, 2019 and 2018, respectively. Time deposits of $250,000 or more were $472.8 million and $425.1 million as of December 31, 2019 and 2018, respectively.

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT
Short-term borrowings as of December 31, 2019, 2018 and 2017 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in available for sale investment securities.

	December 31,			Maximum Outstanding
	2019	2018	2017	2019	2018	2017
	(in thousands)
Federal funds purchased	$—	$—	$220,000	$274,998	$525,000	$387,110
Short-term FHLB advances (1)	500,000	385,000	—	825,000	385,000	250,000
Customer repurchase agreements	56,707	43,500	172,017	64,745	181,989	233,274
Customer short-term promissory notes	326,534	326,277	225,507	339,461	365,689	237,298
Total Short-term borrowings	$883,241	$754,777	$617,524

(1) Represents FHLB advances with an original maturity term of less than one year.

As of December 31, 2019, the Corporation had aggregate availability under federal funds lines of $1.7 billion. A combination of commercial real estate loans, commercial loans and securities were pledged to the FRB to provide access to FRB Discount Window borrowings. As of December 31, 2019 and 2018, the Corporation had $334.3 million and $505.2 million, respectively, of collateralized borrowing availability at the FRB Discount Window, and no outstanding borrowings.

The following table presents information related to customer repurchase agreements:

	2019	2018	2017
	(dollars in thousands)
Amount outstanding as of December 31	$56,707	$43,500	$172,017
Weighted average interest rate as of December 31	0.69%	0.25%	0.13%
Average amount outstanding during the year	$58,383	$138,198	$188,974
Weighted average interest rate during the year	0.67%	0.21%	0.12%

FHLB advances with an original maturity of one year or more and long-term debt included the following as of December 31:

	2019	2018
	(in thousands)
FHLB advances	$491,024	$601,978
Subordinated debt	250,000	250,000
Senior notes	125,000	125,000
Junior subordinated deferrable interest debentures	16,496	16,496
Unamortized discounts and issuance costs	(751)	(1,195)
	$881,769	$992,279

Excluded from the preceding table is the Parent Company’s revolving line of credit with Fulton Bank. As of December 31, 2019 and 2018, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $75.0 million, is secured by insurance investments and bears interest at the London Interbank Offered Rate ("LIBOR") for maturities of one month plus 2.00%. The amount that the Corporation is permitted to borrow under this commitment at any given time is subject to a formula based on a percentage of the value of the collateral pledged. Although balances drawn on the line of credit and related interest income and expense are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.
FHLB advances mature through March 2027 and carry a weighted average interest rate of 1.94%. As of December 31, 2019, the Corporation had additional borrowing capacity of approximately $3.7 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investments and other assets.

The following table summarizes the scheduled maturities of FHLB advances with an original maturity of one year or more and long-term debt as of December 31, 2019 (in thousands):

Year
2020	$—
2021	48,441
2022	210,195
2023	214,536
2024	389,694
Thereafter	18,903
$881,769

In March 2017, the Corporation issued $125.0 million of senior notes, with a fixed rate of 3.60% and an effective rate of 3.95%, as a result of discounts and issuance costs, which mature on March 16, 2022. Interest is paid semi-annually in September and March. In June 2015, the Corporation issued $150.0 million of subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of 4.69% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November. In November 2014, the Corporation issued $100.0 million of subordinated notes, which mature on November 15, 2024 and carry a fixed rate of 4.50% and an effective rate of 4.87% as a result of discounts and issuance costs. Interest is paid semi-annually in May and November.

As of December 31, 2019, the Parent Company owned all of the common stock of three subsidiary trusts, which have issued TruPS in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The TruPS are redeemable on specified dates, or earlier if certain events arise.

The following table provides details of the debentures as of December 31, 2019 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	4.59%	$6,186	06/30/34	03/31/20	100.0
Columbia Bancorp Statutory Trust II	Variable	3.78%	4,124	03/15/35	03/15/20	100.0
Columbia Bancorp Statutory Trust III	Variable	3.66%	6,186	06/15/35	03/15/20	100.0
			$16,496

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2019		2018
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$132,260	$1,123	$101,700	$1,148
Negative fair values	9,783	(53)	1,646	(12)
Forward Commitments
Positive fair values	75,000	63	1,540	3
Negative fair values	180,000	(371)	83,562	(1,066)
Interest Rate Swaps with Customers
Positive fair values	2,903,489	143,484	1,185,144	33,258
Negative fair values	376,705	(695)	1,386,046	(30,769)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	376,705	695	1,386,046	28,143
Negative fair values	2,903,489	(75,327)	1,185,144	(16,338)
Foreign Exchange Contracts with Customers
Positive fair values	3,373	38	5,881	105
Negative fair values	7,283	(154)	9,690	(251)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	9,028	192	9,220	287
Negative fair values	4,976	(45)	6,831	(130)

The following table presents the fair value gains (losses) on derivative financial instruments for the years ended December 31:

	Statement of Income Classification	2019	2018	2017
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking	$689	$(748)	$(1,926)
Interest rate swaps	Other expense	122	1	(89)
Foreign exchange contracts	Other income	20	(75)	9
Net fair value gains on derivative financial instruments		$831	$(822)	$(2,006)

(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of December 31,:

	2019	2018
	(in thousands)
Amortized cost (1)	$37,396	$26,407
Fair value	37,828	27,099
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $260,000 for the year ended December 31, 2019 and gains related to changes in fair values of mortgage loans held for sale were $231,000 and $472,000 for the years ended December 31,

2018 and 2017, respectively, which are recorded on the consolidated income statements as an adjustment to mortgage banking income.

Balance Sheet Offsetting

The fair values of interest rate swap agreements and foreign exchange contracts the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets if they are subject to master netting arrangements or similar agreements. The Corporation elects to not offset assets and liabilities subject to such arrangements on the consolidated financial statements. The following table presents the financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets as of December 31:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2019
Interest rate swap derivative assets	$144,179	$(757)	$—	$143,422
Foreign exchange derivative assets with correspondent banks	192	(45)	—	147
Total	$144,371	$(802)	$—	$143,569

Interest rate swap derivative liabilities	$76,022	$(757)	$(75,265)	$—
Foreign exchange derivative liabilities with correspondent banks	45	(45)	—	—
Total	$76,067	$(802)	$(75,265)	$—

2018
Interest rate swap derivative assets	$61,401	$(12,955)	$(23,270)	$25,176
Foreign exchange derivative assets with correspondent banks	287	(130)	—	157
Total	$61,688	$(13,085)	$(23,270)	$25,333

Interest rate swap derivative liabilities	$47,107	$(22,786)	$(22,786)	$1,535
Foreign exchange derivative liabilities with correspondent banks	130	(130)	—	—
Total	$47,237	$(22,916)	$(22,786)	$1,535

(1)
For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.

(2)
Amounts represent cash collateral (pledged by the Corporation) or received from the counterparty on interest rate swap transactions and foreign exchange contracts with financial institution counterparties. Interest rate swaps with customers are collateralized by the same collateral securing the underlying loans to those borrowers. Cash collateral amounts are included in the table only to the extent of the net derivative fair values.

NOTE 11 – REGULATORY MATTERS
Regulatory Capital Requirements
The Corporation and the Bank are subject to regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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
The minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective on January 1, 2015, and became fully phased in on January 1, 2019. The U.S. Basel III Capital Rules require the Corporation and the Bank to:

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

Effective January 1, 2019, the Corporation and the Bank were also required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The rules provide that the failure to maintain the "capital conservation buffer" results in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from the Bank, it may not have sufficient funds to pay dividends on its common stock, service its debt obligations or repurchase its common stock.
As of December 31, 2019, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
As of December 31, 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculation. As of December 31, 2018, each of the Corporation’s subsidiary banks was well capitalized under the regulatory framework for prompt corrective action based on their capital ratio calculations. To be categorized as well capitalized, these banks were required to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2019 that management believes have changed the institutions’ categories.

The following tables present the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements under the U.S. Basel III Capital Rules, as of December 31:

	2019
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,179,197	11.8%	$1,481,425	8.0%	N/A	N/A
Fulton Bank, N.A.	2,224,505	12.1	1,473,880	8.0	$1,842,350	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,796,987	9.7%	$1,111,068	6.0%	N/A	N/A
Fulton Bank, N.A	2,058,295	11.2	1,105,410	6.0	$1,473,880	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,796,987	9.7%	$833,301	4.5%	N/A	N/A
Fulton Bank, N.A	2,014,295	10.9	829,057	4.5	$1,197,527	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$1,796,987	8.4%	$850,727	4.0%	N/A	N/A
Fulton Bank, N.A	2,058,295	9.8	844,341	4.0	$1,055,426	5.0%
N/A – Not applicable as "well capitalized" applies to banks only.

	2018
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,200,257	12.8%	$1,380,905	8.0%	N/A	N/A
Fulton Bank, N.A.	1,319,090	12.1	871,413	8.0	$1,089,267	10.0%
Fulton Bank of New Jersey	418,207	13.3	250,999	8.0	313,748	10.0
The Columbia Bank	266,661	12.9	165,676	8.0	207,094	10.0
Lafayette Ambassador Bank	180,604	16.0	90,077	8.0	112,596	10.0
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,764,847	10.2%	$1,035,679	6.0%	N/A	N/A
Fulton Bank, N.A	1,225,797	11.3	653,560	6.0	$871,413	8.0%
Fulton Bank of New Jersey	378,962	12.1	188,249	6.0	250,999	8.0
The Columbia Bank	242,668	11.7	124,257	6.0	165,676	8.0
Lafayette Ambassador Bank	169,835	15.1	67,558	6.0	90,077	8.0
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,764,847	10.2%	$776,759	4.5%	N/A	N/A
Fulton Bank, N.A	1,181,797	10.8	490,170	4.5	$708,023	6.5%
Fulton Bank of New Jersey	378,962	12.1	141,187	4.5	203,936	6.5
The Columbia Bank	242,668	11.7	93,192	4.5	134,611	6.5
Lafayette Ambassador Bank	169,835	15.1	50,668	4.5	73,187	6.5
Tier I Leverage Capital (to Average Assets):
Corporation	$1,764,847	9.0%	$783,118	4.0%	N/A	N/A
Fulton Bank, N.A	1,225,797	10.0	487,992	4.0	$609,989	5.0%
Fulton Bank of New Jersey	378,962	9.4	162,098	4.0	202,623	5.0
The Columbia Bank	242,668	10.1	96,269	4.0	120,336	5.0
Lafayette Ambassador Bank	169,835	10.9	62,520	4.0	78,150	5.0
N/A – Not applicable as "well capitalized" applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by the Bank to the Parent Company are subject to certain legal and regulatory limitations. The total amount available for payment of dividends by the Bank to the Corporation was approximately $150 million as of December 31, 2019, based on the Bank maintaining enough capital to be considered well capitalized under the U.S. Basel III Capital Rules.
Under current regulations, the Bank is limited in the amount it may loan to its affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of the Bank's regulatory capital.

NOTE 12 – INCOME TAXES
The components of the provision for income taxes are as follows:

	2019	2018	2017
	(in thousands)
Current tax expense:
Federal	$32,610	$35,783	$19,553
State	5,204	5,352	2,617
	37,814	41,135	22,170
Deferred tax (benefit) expense:
Federal	(1,271)	(16,841)	39,885
State	1,106	283	646
	(165)	(16,558)	40,531
Total income tax expense	$37,649	$24,577	$62,701

The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Tax credit investments	(4.6)	(6.1)	(7.8)
Tax-exempt income	(3.9)	(4.1)	(6.6)
Bank owned life insurance	(0.4)	(0.4)	(0.4)
State income taxes, net of federal benefit	0.2	2.0	(0.5)
Change in valuation allowance	1.8	(0.1)	1.2
Re-measurement of net deferred tax asset due to the Tax Act	—	(0.3)	6.7
Executive compensation	—	0.1	0.1
Other, net	0.2	(1.6)	(1.0)
Effective income tax rate	14.3%	10.5%	26.7%

The net deferred tax asset recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2019	2018
	(in thousands)
Deferred tax assets:
Tax credit carryforwards	$43,133	$27,615
Allowance for credit losses	37,081	37,906
State loss carryforwards	16,324	11,605
Other accrued expenses	8,797	7,232
Deferred compensation	7,752	7,064
Tax credit investments	6,799	4,529
Stock-based compensation	2,930	2,743
Postretirement and defined benefit plans	599	5,079
OTTI	462	1,803
Unrealized holding losses on securities	—	12,489
Other	3,784	3,855
Total gross deferred tax assets	127,661	121,920
Deferred tax liabilities:
Equipment lease financing	42,273	31,466
MSRs	8,686	8,560
Premises and equipment	6,282	3,579
Acquisition premiums/discounts	5,266	5,294
Unrealized holding gains on securities available for sale	4,223	—
Intangible assets	1,136	1,292
Other	12,387	12,178
Total gross deferred tax liabilities	80,253	62,369
Net deferred tax asset, before valuation allowance	47,408	59,551
Valuation allowance	(16,324)	(11,605)
Net deferred tax asset	$31,084	$47,946

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

The valuation allowance relates to state deferred tax assets and net operating loss carryforwards for which realizability is uncertain. As of December 31, 2019 and 2018, the Corporation had state net operating loss carryforwards of approximately $392.0 million and $347.3 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2038.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, as of December 31, 2019.

As of December 31, 2019, the Corporation had tax credit carryforwards related to TCIs of approximately $43 million. The corporation recorded a deferred tax asset of $43.1 million, reflecting the benefit of these tax credit carryforwards. Such deferred tax asset will begin to expire in 2038 if not yet utilized.

Uncertain Tax Positions
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2019	2018	2017
	(in thousands)
Balance at beginning of year	$2,726	$2,550	$2,438
Current period tax positions	292	593	523
Lapse of statute of limitations	(501)	(417)	(411)
Balance at end of year	$2,517	$2,726	$2,550

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year.
Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $460,000 is expected to reverse in 2020 due to lapsing of the statute of limitations. Decreases can also occur throughout the settlement of positions with taxing authorities.

As of December 31, 2019, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $549,000 of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $22,000 and $59,000 in 2019 and 2018, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2019 and 2018, total accrued interest and penalties related to unrecognized tax positions were approximately $697,000 and $675,000, respectively.

The Corporation files income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2016.

Tax Credit Investments ("TCIs")

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments as of December 31:

	2019	2018
Included in other assets:	(in thousands)
Affordable housing tax credit investments, net	$153,351	$170,401
Other tax credit investments, net	64,354	72,584
Total TCIs, net	$217,705	$242,985
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$16,684	$23,196
Other tax credit liabilities	55,105	59,823
Total unfunded tax credit commitments and liabilities	$71,789	$83,019

The following table presents other information relating to the Corporation's TCIs for the years ended December 31:

	2019	2018	2017
	(in thousands)
Components of income taxes:
Affordable housing tax credits and other tax benefits	$(30,642)	$(30,721)	$(25,642)
Other tax credit investment credits and tax benefits	(4,542)	(6,385)	(15,791)
Amortization of affordable housing investments, net of tax benefit	22,184	21,569	16,958
Deferred tax expense	954	1,341	6,201
Total reduction in income tax expense	$(12,046)	$(14,196)	$(18,274)
Amortization of TCIs:
Affordable housing tax credits investment	$3,344	$3,355	$—
Other tax credit investment amortization	2,677	8,094	11,028
Total amortization of TCIs	$6,021	$11,449	$11,028

NOTE 13 – NET INCOME PER SHARE

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

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2019	2018	2017
	(in thousands)
Weighted average common shares outstanding (basic)	166,902	175,395	174,721
Impact of common stock equivalents	890	1,148	1,211
Weighted average common shares outstanding (diluted)	167,792	176,543	175,932

NOTE 14 – SHAREHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2019:
Unrealized gain on AFS securities	$73,085	$(16,166)	$56,919
Reclassification adjustment for available for sale securities gains included in net income (1)	(4,733)	1,047	(3,686)
Amortization of net unrealized losses on available for sale securities transferred to HTM (2) (3)	8,070	(1,785)	6,285
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	(873)	193	(680)
Unrecognized pension and postretirement cost	(1,203)	266	(937)
Amortization of net unrecognized pension and postretirement income (4)	1,316	(291)	1,025
Total Other Comprehensive Income	$75,662	$(16,736)	$58,926
2018:
Unrealized loss on AFS securities	$(31,235)	$6,909	$(24,326)
Reclassification adjustment for available for sale securities gains included in net income (1)	(37)	7	(30)
Amortization of net unrealized losses on available for sale securities transferred to HTM (2)	2,694	(596)	2,098
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	285	(63)	222
Unrecognized pension and postretirement income	1,798	(398)	1,400
Amortization of net unrecognized pension and postretirement income (4)	2,116	(468)	1,648
Total Other Comprehensive Loss	$(24,379)	$5,391	$(18,988)
2017:
Unrealized gain on AFS securities	$16,051	$(5,619)	$10,432
Reclassification adjustment for available for sale securities gains included in net income (1)	(9,071)	3,177	(5,894)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	285	(100)	185
Unrecognized pension and postretirement cost	(937)	328	(609)
Amortization of net unrecognized pension and postretirement income (4)	2,092	(731)	1,361
Total Other Comprehensive Income	$8,420	$(2,945)	$5,475

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

(3)
Before-Tax amount includes a $3.7 million reclassification of unrealized loss related to the early adoption of ASU 2019-04, as disclosed in "Note 1 - Summary of Significant Accounting Policies" from "Amortization of net unrealized losses on available for sale securities transferred to HTM" to "Unrealized gain on securities."

(4)
Amounts reclassified out of accumulated other comprehensive income (loss). Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See "Note 13 - Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gain (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Cost)	Total
	(in thousands)
Balance as of December 31, 2016	$(23,047)	$273	$(15,675)	$(38,449)
Other comprehensive income before reclassifications	10,432	185	(609)	10,008
Amounts reclassified from accumulated other comprehensive income (loss)	(5,894)	—	1,361	(4,533)
Balance as of December 31, 2017	(18,509)	458	(14,923)	(32,974)
Other comprehensive loss before reclassifications	(24,326)	222	1,400	(22,704)
Amounts reclassified from accumulated other comprehensive income (loss)	(30)	—	1,648	1,618
Amortization of net unrealized losses on AFS transferred to HTM	2,098	—	—	2,098
Reclassification of stranded tax effects	(3,887)	—	(3,214)	(7,101)
Balance as of December 31, 2018	(44,654)	680	(15,089)	(59,063)
Other comprehensive gain before reclassifications	56,919	(680)	(937)	55,302
Amounts reclassified from accumulated other comprehensive (loss) income	(3,686)	—	1,025	(2,661)
Amortization of net unrealized losses on AFS securities transferred to HTM	6,285	—	—	6,285
Balance as of December 31, 2019	$14,864	$—	$(15,001)	$(137)

Common Stock Repurchase Plans

In October 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020. No shares had been repurchased under this program through December 31, 2019.

In March 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.5% of its outstanding shares, through December 31, 2019. During 2019, the Corporation repurchased approximately 6.1 million shares under this program for a total cost of $100.0 million, or $16.28 per share, completing this program.

In November 2018, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 2.7% of its outstanding shares, through December 31, 2019. During 2019 and 2018, the Corporation repurchased approximately 706,000 and 4.1 million shares, respectively, under this program for a total cost of $75.0 million, or $15.57 per share, completing this program.

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

NOTE 15 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2019	2018	2017
	(in thousands)
Compensation expense	$7,413	$7,965	$5,209
Tax benefit	(1,610)	(2,625)	(3,994)
Total stock-based compensation, net of tax	$5,803	$5,340	$1,215

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 21.7%, 33.0% and 76.7% in 2019, 2018 and 2017, respectively. These percentages differ from the Corporation’s statutory tax rates of 21% for 2019 and 2018 and 35% for 2017 ("Tax Rates"). Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs and PSUs. Tax benefits in excess of the Tax Rates resulted from incentive stock option exercises that triggered a tax deduction when they were exercised, and excess tax benefits realized on vesting RSUs and PSUs during the period.
The following table presents compensation expense and related tax benefits for restricted stock awards, RSUs and PSUs recognized in the consolidated statements of income, and included as a component of total stock-based compensation in the preceding table:

	2019	2018	2017
	(in thousands)
Compensation expense	$6,621	$7,124	$4,922
Tax benefit	(1,509)	(1,585)	(1,559)
Stock-based compensation, net of tax	$5,112	$5,539	$3,363

The following table provides information about stock option activity for the year ended December 31, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable as of December 31, 2018	658,768	$10.75
Exercised	(150,296)	9.73
Forfeited	(4,128)	11.31
Expired	(4,084)	5.27
Outstanding and exercisable as of December 31, 2019	500,260	$11.12	3.1 years	$3.2

The following table provides information about nonvested restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2019:

	Restricted Stock/RSUs/PSUs(1)
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	1,368,493	$15.49
Granted	454,951	15.51
Vested	(407,872)	12.38
Forfeited	(43,236)	16.61
Nonvested as of December 31, 2019	1,372,336	$16.39

(1) There were no nonvested stock options at December 31, 2019 or 2018.

As of December 31, 2019, there was $10.1 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of two years. As of December 31, 2019, the Employee Equity Plan had 10.1 million shares reserved for future grants through 2023, and the Directors’ Plan had 260,000 shares reserved for future grants through 2021.

The following table presents information about stock options exercised:

	2019	2018	2017
	(dollars in thousands)
Number of options exercised	150,296	214,845	411,292
Total intrinsic value of options exercised	$1,028	$1,616	$2,955
Cash received from options exercised	$1,446	$2,210	$4,644
Tax benefit from options exercised	$188	$291	$989

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
The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2019	2018	2017
Risk-free interest rate	2.27%	2.63%	1.43%
Volatility of Corporation’s stock	23.00%	23.50%	22.45%
Expected life of PSUs	3 Years	3 Years	3 Years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2019, 2018 and 2017 of $16.83, $12.92 and $17.25, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2019	2018	2017
ESPP shares purchased	136,576	110,200	98,000
Average purchase price per share (85% of market value)	$14.03	$14.74	$15.28
Compensation expense recognized (in thousands)	$338	$287	$261

NOTE 16 – EMPLOYEE BENEFIT PLANS
The following summarizes retirement plan expense for the years ended December 31:

	2019	2018	2017
	(in thousands)
401(k) Retirement Plan	$8,976	$8,482	$8,121
Pension Plan	2,484	3,435	4,168
	$11,460	$11,917	$12,289

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

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2019	2018	2017
	(in thousands)
Interest cost	$3,257	$3,053	$3,320
Expected return on assets	(2,754)	(2,047)	(1,804)
Net amortization and deferral	1,981	2,429	2,652
Net periodic pension cost	$2,484	$3,435	$4,168

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2019	2018
	(in thousands)
Projected benefit obligation at beginning of year	$79,426	$89,482
Interest cost	3,257	3,053
Benefit payments	(4,114)	(5,796)
Change in assumptions	8,259	(8,051)
Experience (loss) gain	(624)	738
Projected benefit obligation at end of year	$86,204	$79,426

Fair value of plan assets at beginning of year	$57,825	$54,061
Employer contributions (1)	20,755	13,042
Actual return on plan assets	9,210	(3,482)
Benefit payments	(4,114)	(5,796)
Fair value of plan assets at end of year	$83,676	$57,825

(1)
The Corporation funds at least the minimum amount required by federal law and regulations. The Corporation contributed $20.8 million and $13.0 million to the Pension Plan during 2019 and 2018, respectively.

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2019	2018
	(in thousands)
Projected benefit obligation	$(86,204)	$(79,426)
Fair value of plan assets	83,676	57,825
Funded status	$(2,528)	$(21,601)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive income (loss):

	Unrecognized Net Loss
	Before tax	Net of tax
	(in thousands)
Balance as of December 31, 2017	$28,559	$18,564
Recognized as a component of 2018 periodic pension cost	(2,429)	(1,892)
Unrecognized gains arising in 2018	(1,783)	(1,389)
Re-measurement adjustments for tax rate changes	—	3,678
Balance as of December 31, 2018	24,347	18,961
Recognized as a component of 2019 periodic pension cost	(1,981)	(1,543)
Unrecognized losses arising in 2019	1,180	919
Balance as of December 31, 2019	$23,546	$18,337

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2020 is expected to be $2.1 million.

The following rates were used to calculate net periodic pension cost and the present value of benefit obligations as of December 31:

	2019	2018	2017
Discount rate-projected benefit obligation	3.25%	4.25%	3.50%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The discount rates used were determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.
The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2019 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2019		2018
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$26,377		$18,532
Equity common trust funds	11,810		9,062
Equity securities	38,187	45.6%	27,594	47.7%
Cash and money market funds	21,182		10,754
Fixed income mutual funds	14,370		11,523
Corporate debt securities	3,124		2,985
U.S. Government agency securities	3,078		—
Fixed income securities and cash	41,754	49.9%	25,262	43.7%
Other alternative investment funds	3,735	4.5%	4,969	8.6%
Total	$83,676	100.0%	$57,825	100.0%

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
The fair values for all assets held by the Pension Plan, excluding equity common trust funds, are based on quoted prices for identical instruments and would be categorized as Level 1 assets under the fair value hierarchy. Equity common trust funds would be categorized as Level 2 assets under the fair value hierarchy.
Estimated future benefit payments are as follows (in thousands):

Year
2020	$4,239
2021	4,395
2022	4,454
2023	4,569
2024	4,651
2025 – 2029	24,330
$46,638

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

The components of the net benefit for postretirement benefits other than pensions are as follows:

	2019	2018	2017
	(in thousands)
Interest cost	$61	$57	$68
Net amortization and deferral	(556)	(559)	(565)
Net postretirement benefit	$(495)	$(502)	$(497)

This table summarizes the changes in the accumulated postretirement benefit obligation for the years ended December 31:

	2019	2018
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$1,520	$1,700
Interest cost	61	57
Benefit payments	(187)	(205)
Experience gain	17	35
Change in assumptions	39	(67)
Accumulated postretirement benefit obligation at end of year	$1,450	$1,520

The fair values of the plan assets were $0 as of both December 31, 2019 and 2018. The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of both December 31, 2019 and 2018 was $1.5 million.

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive income (loss):

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2017	$(4,404)	$(1,159)	$(5,563)	$(3,617)
Recognized as a component of 2018 postretirement benefit cost	464	95	559	435
Unrecognized gains arising in 2018	—	(32)	(32)	(25)
Re-measurement adjustments for tax rate changes in 2018	—	—	—	(721)
Balance as of December 31, 2018	(3,940)	(1,096)	(5,036)	(3,928)
Recognized as a component of 2019 postretirement benefit cost	464	92	556	433
Unrecognized gains arising in 2019	—	56	56	44
Balance as of December 31, 2019	$(3,476)	$(948)	$(4,424)	$(3,451)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2019	2018	2017
Discount rate-projected benefit obligation	3.25%	4.25%	3.50%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%

The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2020	$178
2021	165
2022	153
2023	140
2024	128
2025 – 2029	481
$1,245

NOTE 17 – LEASES

The Corporation has operating leases for branches, corporate offices and land.

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income (in thousands):

2019
Operating lease expense	$18,852
Variable lease expense	2,924
Sublease income	(791)
Total lease expense	$20,985

Supplemental consolidated balance sheet information related to leases was as follows (dollars in thousands):

Operating Leases	Balance Sheet Classification	2019
ROU assets	Other assets	$102,779
Lease liabilities	Other liabilities	$109,608
Weighted average remaining lease term		8.1 years
Weighted average discount rate		3.05%

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term as of January 1, 2019 for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

Supplemental cash flow information related to operating leases was as follows (in thousands):

2019
Cash paid for amounts included in the measurement of lease liabilities	$18,563
ROU assets obtained in exchange for lease obligations	117,496

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows (in thousands):

Year	Operating Leases
2020	$18,695
2021	17,582
2022	16,278
2023	14,106
2024	12,410
Thereafter	42,394
Total lease payments	121,465
Less: imputed interest	(11,857)
Present value of lease liabilities	$109,608

As of December 31, 2019, the Corporation had not entered into any material leases that have not yet commenced.

In 2018, under Topic 840, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2018 were $18.0 million, $17.3 million, $15.7 million, $13.7 million, $11.4 million for years 2019 through 2023, respectively, and $43.3 million in the aggregate for all years thereafter.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
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

The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in commitments to extend credit and letters of credit. See "Note 4 - Loans and Leases and Allowance for Credit Losses," for additional information.

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2019	2018
	(in thousands)
Commercial, industrial, financial and agricultural	$3,997,401	$3,642,545
Real estate - home equity	1,523,494	1,475,066
Real estate - commercial mortgage and real estate - construction	1,168,624	1,188,972
Total commitments to extend credit	$6,689,519	$6,306,583

Standby letters of credit	$303,020	$309,352
Commercial letters of credit	50,432	48,682
Total letters of credit	$353,452	$358,034

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

The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of December 31, 2019 and 2018, the total reserve for losses on residential mortgage loans sold was $3.2 million and $2.1 million, respectively, including reserves for both representation and warranty and credit loss exposures.

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

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress filed a putative class action lawsuit on behalf of herself and other similarly situated non-exempt, hourly employees in the U.S. District Court for the District of New Jersey, D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. Fulton Bank accepted service of process on January 20, 2020. The lawsuit alleges that Fulton Bank did not record or otherwise account for the amount of time which non-exempt employees who are paid based on their time worked, spent conducting branch opening security procedures. The allegation is that, as a result, Fulton Bank did not properly compensate those employees for their regular and overtime wages. The lawsuit alleges that by doing so, Fulton violated: (i) the federal Fair Labor Standards Act and seeks back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and seeks back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and seeks back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserts New Jersey common law claims seeking compensatory damages and interest.

NOTE 19 – FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$37,828	$—	$37,828
Available for sale investment securities:
State and municipal securities	—	652,927	—	652,927
Corporate debt securities	—	374,957	2,400	377,357
Collateralized mortgage obligations	—	693,718	—	693,718
Residential mortgage-backed securities	—	177,312	—	177,312
Commercial mortgage-backed securities	—	494,297	—	494,297
Auction rate securities	—	—	101,926	101,926
Total available for sale investment securities	—	2,393,211	104,326	2,497,537
Other assets:
Investments held in Rabbi Trust	22,213	—	—	22,213
Derivative assets	230	145,365	—	145,595
Total assets	$22,443	$2,576,404	$104,326	$2,703,173
Other Liabilities
Deferred compensation liabilities	$22,213	$—	$—	$22,213
Derivative liabilities	199	76,447	—	76,646
Total liabilities	$22,412	$76,447	$—	$98,859

	2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$27,099	$—	$27,099
Available for sale investment securities:
U.S. Government sponsored agency securities	—	31,632	—	31,632
State and municipal securities	—	279,095	—	279,095
Corporate debt securities	—	106,258	3,275	109,533
Collateralized mortgage obligations	—	832,080	—	832,080
Residential mortgage-backed securities	—	463,344	—	463,344
Commercial mortgage-backed securities	—	261,616	—	261,616
Auction rate securities	—	—	102,994	102,994
Total available for sale investment securities	—	1,974,025	106,269	2,080,294
Other assets:
Investments held in Rabbi Trust	18,415	—		18,415
Derivative assets	392	62,552	—	62,944
Total assets	$18,807	$2,063,676	$106,269	$2,188,752
Other Liabilities
Deferred compensation liabilities	$18,415	$—	$—	$18,415
Derivative liabilities	381	48,185	—	48,566
Total liabilities	$18,796	$48,185	$—	$66,981

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

•
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2019 and 2018 were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.

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

Management tests the values provided by the pricing service by obtaining securities prices from an alternative third-party source and comparing the results. This test is performed for approximately 95% of the securities valued by the pricing service. Generally, differences by security in excess of 5% are researched to reconcile the difference.

•
State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2 investments. Fair values are determined by a third-party pricing service, as detailed above.

•
Corporate debt securities – This category consists of subordinated and senior debt issued by financial institutions ($362.3 million at December 31, 2019 and $86.1 million at December 31, 2018), single-issuer trust preferred securities issued by financial institutions ($11.2 million at December 31, 2019 and $18.6 million at December 31, 2018), pooled trust preferred securities issued by financial institutions ($0 at December 31, 2019 and $875,000 at December 31, 2018) and other corporate debt issued by non-financial institutions ($3.9 million at December 31, 2019 and December 31, 2018).

Level 2 investments include subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $8.8 million and $16.3 million of single-issuer trust preferred securities held at December 31, 2019 and 2018, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation's investments in pooled trust preferred securities ($0 at December 31, 2019 and $875,000 at December 31, 2018) and certain single-issuer trust preferred securities ($2.4 million at December 31, 2019 and December 31, 2018). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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

•
Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

•
Derivative assets - Fair value of foreign currency exchange contracts classified as Level 1 assets ($230,000 at December 31, 2019 and $392,000 at December 31, 2018). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.2 million at December 31, 2019 and $1.2 million at December 31, 2018) and the fair value of interest rate swaps ($144.2 million at December 31, 2019 and $61.4 million at December 31, 2018). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 10 - Derivative Financial Instruments," for additional information.

•
Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

•
Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($199,000 at December 31, 2019 and $381,000 at December 31, 2018). The fair values of these liabilities are determined in the same manner as the related assets.

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($424,000 at December 31, 2019 and $1.1 million at December 31, 2018) and the fair value of interest rate swaps ($76.0 million at December 31, 2019 and $47.1 million at December 31, 2018).
The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Derivative assets" above.
The following table presents the changes in available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	Auction Rate Securities
	(in thousands)
Balance as of December 31, 2017	$707	$3,050	$98,668
Realized adjustments to fair value	—	71	—
Unrealized adjustments to fair value (1)	168	221	4,326
Settlements - calls	—	(950)	—
Discount accretion (2)	—	8	—
Balance as of December 31, 2018	$875	$2,400	$102,994
Sales	(770)	—	—
Unrealized adjustments to fair value (1)	(105)	(4)	(1,068)
Discount accretion (2)	—	4	—
Balance as of December 31, 2019	$—	$2,400	$101,926

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial instruments measured at fair value on a nonrecurring basis:

	2019	2018
	(in thousands)
Net loans and leases	$144,807	$149,846
OREO	6,831	10,518
MSRs(1)	45,193	50,200
Total assets	$196,831	$210,564

(1)	Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at amortized cost. See "Note 5 - Mortgage Servicing Rights" for additional information.

The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net loans and leases – This category consists of loans and leases that were individually evaluated for impairment and have been classified as Level 3 assets. The amount shown is the balance of impaired loans and leases, net of the related allowance for loan losses. See "Note 4 - Loans and Leases and Allowance for Credit Losses," for additional details.

•	OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2019 valuation were 10.5% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data.

The following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2019 and 2018. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2019
	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(in thousands)
Cash and cash equivalents	$517,791	$517,791	$—	$—	$517,791
FRB and FHLB stock	97,422	—	97,422	—	97,422
Loans held for sale	37,828	—	37,828	—	37,828
Available for sale investment securities	2,497,537	—	2,393,211	104,326	2,497,537
Held to maturity investment securities	369,841	—	383,705	—	383,705
Net loans and leases	16,673,904	—	—	16,485,122	16,485,122
Accrued interest receivable	60,898	60,898	—	—	60,898
Other assets	431,565	234,176	145,365	52,024	431,565
FINANCIAL LIABILITIES
Demand and savings deposits	$14,327,453	$14,327,453	$—	$—	$14,327,453
Brokered deposits	264,531	223,982	40,549	—	264,531
Time deposits	2,801,930	—	2,828,988	—	2,828,988
Short-term borrowings	883,241	883,241	—	—	883,241
Accrued interest payable	8,834	8,834	—	—	8,834
FHLB advances and long-term debt	881,769	—	878,385	—	878,385
Other liabilities	221,542	142,508	76,447	2,587	221,542

	2018
	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$445,687	$445,687	$—	$—	$445,687
FRB and FHLB stock	79,283	—	79,283	—	79,283
Loans held for sale	27,099	—	27,099	—	27,099
Available for sale investment securities	2,080,294	—	1,974,025	106,269	2,080,294
Held to maturity investment securities	606,679	611,419	—	—	611,419
Net loans and leases	16,005,263	—	—	15,446,895	15,446,895
Accrued interest receivable	58,879	58,879	—	—	58,879
Other assets	235,782	124,138	62,552	49,092	235,782
FINANCIAL LIABILITIES
Demand and savings deposits	$13,478,016	$13,478,016	$—	$—	$13,478,016
Brokered deposits	176,239	176,239	—	—	176,239
Time deposits	2,721,904	—	2,712,296	—	2,712,296
Short-term borrowings	754,777	754,777	—	—	754,777
Accrued interest payable	10,529	10,529	—	—	10,529
FHLB advances and long-term debt	992,279	—	970,985	—	970,985
Other liabilities	218,061	161,003	48,185	8,873	218,061

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
Accrued interest payable

FRB and FHLB stock represent restricted investments and are carried at cost on the consolidated balance sheets, which is a reasonable estimate of fair value.

As of December 31, 2019, fair values for loans and leases and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans and leases would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans and leases also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

NOTE 20 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and cash equivalents	$10,841	$30,941
Other assets	1,087	7,072
Receivable from subsidiaries	78,025	51,646
Investments in:
Bank subsidiary (1)	2,555,448	2,451,651
Non-bank subsidiaries	419,145	425,670
Total Assets	$3,064,546	$2,966,980
LIABILITIES AND EQUITY
Long-term debt	$387,756	$386,913
Payable to non-bank subsidiaries	276,768	247,801
Other liabilities	57,846	84,693
Total Liabilities	722,370	719,407
Shareholders’ equity	2,342,176	2,247,573
Total Liabilities and Shareholders’ Equity	$3,064,546	$2,966,980
(1) Consisted of one bank in 2019 and 2018 consisted of multiple banks which have been consolidated into one bank in 2019.

CONDENSED STATEMENTS OF INCOME

	2019	2018	2017
	(in thousands)
Income:
Dividends from subsidiaries	$209,000	$150,000	$66,500
Other (1)	191,978	188,165	171,490
	400,978	338,165	237,990
Expenses	218,837	210,333	199,981
Income before income taxes and equity in undistributed net income of subsidiaries	182,141	127,832	38,009
Income tax benefit	(5,798)	(7,100)	(5,448)
	187,939	134,932	43,457
Equity in undistributed net income (loss) of:
Bank subsidiary (1)	44,926	74,631	111,226
Non-bank subsidiaries	(6,526)	(1,170)	17,070
Net Income	$226,339	$208,393	$171,753
(1) Consists primarily of management fees received from subsidiary bank(s) which consisted of one bank in 2019 and 2018 consisted of multiple banks which have been consolidated into one bank in 2019.

CONDENSED STATEMENTS OF CASH FLOWS

	2019	2018	2017
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$226,339	$208,393	$171,753
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	842	813	845
Stock-based compensation	7,413	7,967	4,740
(Increase) decrease in other assets	(20,449)	6,327	(17,882)
Equity in undistributed net income of subsidiaries	(38,400)	(73,460)	(128,298)
Increase in other liabilities and payable to non-bank subsidiaries	1,580	36,273	31,241
Total adjustments	(49,014)	(22,080)	(109,354)
Net cash provided by operating activities	177,325	186,313	62,399
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of long-term debt	—	—	(100,000)
Additions to long-term debt	—	—	123,251
Net proceeds from issuance of common stock	6,362	6,733	9,007
Dividends paid	(92,330)	(89,654)	(80,368)
Acquisition of treasury stock	(111,457)	(95,308)	—
Net cash used in financing activities	(197,425)	(178,229)	(48,110)
Net (Decrease) Increase in Cash and Cash Equivalents	(20,100)	8,084	14,289
Cash and Cash Equivalents at Beginning of Year	30,941	22,857	8,568
Cash and Cash Equivalents at End of Year	$10,841	$30,941	$22,857

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses related to non-impaired and impaired loans collectively evaluated for impairment (ALL) was $128.2 million and $35.4 million, respectively, of a total allowance for loan losses of $163.6 million as of December 31, 2019. Impaired loans with total outstanding commitments of less than $1.0 million, and non-impaired loans are pooled and evaluated for impairment collectively based on historical losses. The Company estimated the ALL using a historical loss methodology that calculates a loss rate for each pool of loans, segmented by loan type, based on a probability of default (PD) and loss given default (LGD). The PD is based on the historical migration of loans through risk rating categories for commercial loans, commercial mortgages and construction loans, and based on historical migration of loans through delinquency categories for residential mortgages, home equity loans, consumer loans and leases. The LGD is based on historical losses. Such amounts are adjusted for certain qualitative factors.

We identified the assessment of the ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the ALL methodology, inclusive of the methodologies used to estimate (1) the PD and LGD and their key factors and assumptions, including the risk ratings for commercial loans, commercial mortgages, and construction loans, (2) how loans with similar characteristics are pooled, and (3) the assumptions and methodologies used to estimate the allocation for qualitative factors.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the development and approval of the ALL methodology, and determination of the key factors and assumptions used to estimate historical losses and qualitative factors. We tested the Company’s process to develop the ALL estimate. Specifically, we tested the sources of data, factors, and assumptions used by considering the relevance and reliability, and considering additional factors and alternative assumptions. We involved credit risk professionals with industry knowledge and experience who assisted in:

•	Evaluating the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles,

•	Evaluating the assumptions and methodologies used in calculating the PD and LGD,

•	Determining whether loans are pooled by similar risk characteristics, and

•	Evaluating the methodology used to develop the resulting qualitative factors and the effect of those factors on the ALL compared with relevant credit risk factors and consistency with credit trends.

In addition, we tested individual loan risk ratings for a selection of commercial loans, commercial mortgages and construction loans by involving credit risk professionals with industry knowledge and experience.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 21, 2020

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
2019
Interest income	$204,700	$210,034	$208,414	$202,159
Interest expense	41,385	45,490	47,153	42,889
Net interest income	163,315	164,544	161,261	159,270
Provision for credit losses	5,100	5,025	2,170	20,530
Non-interest income	46,751	54,315	59,813	55,281
Non-interest expenses	137,824	144,168	146,770	138,974
Income before income taxes	67,142	69,666	72,133	55,047
Income tax expense	10,479	9,887	10,025	7,258
Net income	$56,663	$59,779	$62,108	$47,789
Per share data:
Net income (basic)	$0.33	$0.36	$0.38	$0.29
Net income (diluted)	0.33	0.35	0.37	0.29
Cash dividends	0.13	0.13	0.13	0.17
2018
Interest income	$177,687	$186,170	$194,048	$200,609
Interest expense	26,369	30,103	33,921	37,665
Net interest income	151,318	156,067	160,127	162,944
Provision for credit losses	3,970	33,117	1,620	8,200
Non-interest income	45,875	49,094	51,033	49,523
Non-interest expenses	136,661	133,345	135,413	140,685
Income before income taxes	56,562	38,699	74,127	63,582
Income tax expense	7,082	3,502	8,494	5,499
Net income	$49,480	$35,197	$65,633	$58,083
Per share data:
Net income (basic)	$0.28	$0.20	$0.37	$0.33
Net income (diluted)	0.28	0.20	0.37	0.33
Cash dividends	0.12	0.12	0.12	0.16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2020 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Executive Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2020 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2020 Proxy Statement, and the information appearing in "Note 4 - Loans and Leases and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2020 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2019 and 2018.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2019, 2018 and 2017.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2019, 2018 and 2017.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2019, 2018 and 2017.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018 and 2017.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
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

4.6		Form of Note (Included in Exhibit 4.2).
4.7		Description of Fulton Financial Corporation Securities - filed herewith.
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

10.10	Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan - filed herewith.
10.11
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.12
First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan -Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

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

10.14
Fulton Financial Corporation Amended and Restated Directors' Equity Participation Plan – Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation’s Current Report on Form 8-K filed May 23, 2019.

10.15	Fulton Financial Corporation Non-Employee Director Compensation - filed herewith.
10.16
Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 21, 2020	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ JENNIFER CRAIGHEAD CAREY	Director	February 21, 2020
Jennifer Craighead Carey

/S/ LISA CRUTCHFIELD	Director	February 21, 2020
Lisa Crutchfield

/S/ MICHAEL J. DEPORTER	Executive Vice President and Controller (Principal Accounting Officer)	February 21, 2020
Michael J. DePorter

/S/ DENISE L. DEVINE	Director	February 21, 2020
Denise L. Devine

/S/ STEVEN S. ETTER	Director	February 21, 2020
Steven S. Etter

/S/ PATRICK J. FREER	Director	February 21, 2020
Patrick J. Freer

/S/ CARLOS E. GRAUPERA	Director	February 21, 2020
Carlos E. Graupera

/S/ GEORGE W. HODGES	Director	February 21, 2020
George W. Hodges

/S/ MARK R. MCCOLLOM	Senior Executive Vice President	February 21, 2020
Mark R. McCollom	and Chief Financial Officer
(Principal Financial Officer)

Signature	Capacity	Date

/S/ JAMES R. MOXLEY, III	Director	February 21, 2020
James R. Moxley, III

/S/ CURTIS J. MYERS	Director, President and Chief	February 21, 2020
Curtis J. Myers	Operating Officer

/S/ SCOTT A. SNYDER	Director	February 21, 2020
Scott A. Snyder

/S/ RONALD H. SPAIR	Director	February 21, 2020
Ronald H. Spair

/S/ MARK F. STRAUSS	Director	February 21, 2020
Mark F. Strauss

/S/ ERNEST J. WATERS	Director	February 21, 2020
Ernest J. Waters

/S/ E. PHILIP WENGER	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
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

4.6	Form of Note (Included in Exhibit 4.2).
4.7	Description of Fulton Financial Corporation Securities - filed herewith.
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

10.10	Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan - filed herewith.
10.11
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.12
First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan -Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.

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

10.14
Fulton Financial Corporation Amended and Restated Directors' Equity Participation Plan – Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation’s Current Report on Form 8-K filed May 23, 2019.

10.15	Fulton Financial Corporation Non-Employee Director Compensation - filed herewith.
10.16
Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)