Form 10-Q
period 2020-03-31
FULTON FINANCIAL CORP
filed 2020-05-11
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-10587
FULTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania				23-2195389
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

One Penn Square	P.O. Box 4887	Lancaster,	Pennsylvania	17604
(Address of principal executive offices)				(Zip Code)
(717) 291-2411
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $2.50	FULT	The Nasdaq Stock Market, LLC
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
Common Stock, $2.50 Par Value –161,794,000 shares outstanding as of May 1, 2020.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2020

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
ARC	Auction Rate Security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp	basis point(s)
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target Federal Funds Rate
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully Taxable-Equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
LGD	Loss given default
LIBOR	London Interbank Offered Rate
MSRs	Mortgage Servicing Rights
NIM	Net Interest Margin
Net Loans	Loans and lease receivables, (net of unearned income)
OBS	Off-Balance-Sheet
OREO	Other Real Estate Owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPP	Paycheck Protection Program
PSU	Performance-Based Restricted Stock Unit
RSU	Restricted Stock Unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax Credit Investment
TDR	Troubled Debt Restructuring
TruPS	Trust Preferred Securities

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$181,777	$132,283
Interest-bearing deposits with other banks	674,583	385,508
Cash and cash equivalents	856,360	517,791
FRB and FHLB stock	118,989	97,422
Loans held for sale	40,645	37,828
Investment securities:
AFS, at estimated fair value	2,790,834	2,497,537
HTM, at amortized cost	350,606	369,841
Loans	17,077,403	16,837,526
Less: ACL - loans	(238,508)	(163,622)
Net loans	16,838,895	16,673,904
Premises and equipment	236,908	240,046
Accrued interest receivable	59,365	60,898
Goodwill and intangible assets	535,171	535,303
Other assets	1,102,086	855,470
Total Assets	$22,929,859	$21,886,040
LIABILITIES
Deposits:
Noninterest-bearing	$4,531,872	$4,453,324
Interest-bearing	12,833,154	12,940,589
Total Deposits	17,365,026	17,393,913
Short-term borrowings	1,386,808	883,241
Accrued interest payable	10,890	8,834
Long-term borrowings	1,378,466	881,769
Other liabilities	502,921	376,107
Total Liabilities	20,644,111	19,543,864
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 222.5 million shares issued in 2020 and 222.4 million issued in 2019	556,243	556,110
Additional paid-in capital	1,502,189	1,499,681
Retained earnings	1,040,646	1,079,391
Accumulated other comprehensive gain (loss)	18,308	(137)
Treasury stock, at cost, 61.1 million shares in 2020 and 58.2 million shares in 2019	(831,638)	(792,869)
Total Shareholders’ Equity	2,285,748	2,342,176
Total Liabilities and Shareholders’ Equity	$22,929,859	$21,886,040

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2020	2019
INTEREST INCOME
Loans, including fees	$175,523	$183,744
Investment securities:
Taxable	16,294	15,435
Tax-exempt	4,709	3,279
Loans held for sale	320	240
Other interest income	2,532	2,002
Total Interest Income	199,378	204,700
INTEREST EXPENSE
Deposits	26,440	29,689
Short-term borrowings	4,073	3,582
Long-term borrowings	8,119	8,114
Total Interest Expense	38,632	41,385
Net Interest Income	160,746	163,315
Provision for credit losses	44,030	5,100
Net Interest Income After Provision for Credit Losses	116,716	158,215
NON-INTEREST INCOME
Wealth management	15,055	13,239
Commercial banking	18,419	15,250
Consumer banking	11,239	11,377
Mortgage banking	6,234	4,772
Other	3,651	2,048
Non-Interest Income Before Investment Securities Gains	54,598	46,686
Investment securities gains, net	46	65
Total Non-Interest Income	54,644	46,751
NON-INTEREST EXPENSE
Salaries and employee benefits	80,228	77,757
Net occupancy	13,486	12,909
Data processing and software	11,645	10,353
Other outside services	7,881	8,352
Professional fees	4,202	3,960
Equipment	3,418	3,342
State Taxes	2,804	2,002
FDIC insurance	2,808	2,609
Marketing	1,579	2,160
Amortization of TCI	1,450	1,491
Intangible amortization	132	107
Other	12,919	12,782
Total Non-Interest Expense	142,552	137,824
Income Before Income Taxes	28,808	67,142
Income taxes	2,761	10,479
Net Income	$26,047	$56,663
PER SHARE:
Net Income (Basic)	$0.16	$0.33
Net Income (Diluted)	0.16	0.33
Cash Dividends	0.13	0.13
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2020	2019

Net Income	$26,047	$56,663
Other Comprehensive Income, net of tax:
Unrealized gain on securities	17,431	20,298
Reclassification adjustment for securities gains included in net income	(36)	(51)
Amortization of net unrealized losses on AFS securities transferred to HTM	795	974
Non-credit related unrealized (loss) on other-than-temporarily impaired debt securities	—	(82)
Amortization of net unrecognized pension and postretirement income	255	291
Other Comprehensive Income	18,445	21,430
Total Comprehensive Income	$44,492	$78,093

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
Three months ended March 31, 2020
Balance at December 31, 2019	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income				26,047			26,047
Other comprehensive income					18,445		18,445
Stock issued	125	133	889			979	2,001
Stock-based compensation awards			1,619				1,619
Acquisition of treasury stock	(2,908)					(39,748)	(39,748)
Impact of adopting CECL (1)				(43,807)			(43,807)
Common stock cash dividends - $0.13 per share				(20,985)			(20,985)
Balance at March 31, 2020	161,435	$556,243	$1,502,189	$1,040,646	$18,308	$(831,638)	$2,285,748

Three months ended March 31, 2019
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income				56,663			56,663
Other comprehensive income					21,430		21,430
Stock issued	115	108	607			942	1,657
Stock-based compensation awards			1,560				1,560
Acquisition of treasury stock	(376)					(5,877)	(5,877)
Common stock cash dividends - $0.13 per share				(21,987)			(21,987)
Balance at March 31, 2019	169,923	$554,485	$1,491,870	$980,708	$(37,633)	$(688,411)	$2,301,019

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments effective January 1, 2020. See Note 1, "Basis of Presentation" to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,047	$56,663
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	44,030	5,100
Depreciation and amortization of premises and equipment	7,161	6,888
Amortization of TCI	7,619	8,155
Net amortization of investment securities premiums	2,707	2,075
Investment securities gains, net	(46)	(65)
Gain on sales of mortgage loans held for sale	(6,181)	(3,122)
Proceeds from sales of mortgage loans held for sale	195,649	142,739
Originations of mortgage loans held for sale	(192,285)	(140,286)
Intangible amortization	132	107
Amortization of issuance costs and discounts on long-term debt	250	211
Stock-based compensation	1,619	1,560
Other changes, net	(133,579)	(41,754)
Total adjustments	(72,924)	(18,392)
Net cash (used in) provided by operating activities	(46,877)	38,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities AFS	59,894	37,660
Proceeds from principal repayments and maturities of AFS securities	61,408	51,097
Proceeds from principal repayments and maturities of HTM securities	19,758	18,687
Purchase of securities AFS	(390,936)	(143,588)
Purchase of FRB and FHLB stock	(21,567)	(6,250)
Net increase in loans	(250,993)	(101,123)
Net purchases of premises and equipment	(4,023)	(11,363)
Net cash paid for acquisition	—	(3,907)
Net change in tax credit investments	(128)	(8,003)
Net cash used in investing activities	(526,587)	(166,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand and savings deposits	(34,866)	(108,185)
Net increase in time deposits	5,979	110,004
Net increase in short-term borrowings	503,567	74,239
Additions to long-term debt	496,461	75,000
Repayments of long-term debt	(13)	(2,026)
Net proceeds from issuance of common stock	2,001	1,657
Dividends paid	(21,348)	(20,592)
Acquisition of treasury stock	(39,748)	(5,877)
Net cash provided by financing activities	912,033	124,220
Net Increase (Decrease) in Cash and Cash Equivalents	338,569	(4,299)
Cash and Cash Equivalents at Beginning of Period	517,791	445,687
Cash and Cash Equivalents at End of Period	$856,360	$441,388
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$36,576	$40,695
Income taxes	1,072	1,485
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Fulton Financial Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

CECL Adoption and Updated Significant Accounting Policy

On January 1, 2020, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC Topic 842.

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net of investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Corporation recorded an overall increase of $58.3 million to the ACL on January 1, 2020 as a result of the adoption of CECL. Retained earnings decreased $43.8 million and deferred tax assets increased by $12.4 million. Included in the $58.3 million increase to the ACL was $2.1 million for certain OBS credit exposures that was previously recognized in other liabilities before the adoption of CECL.

Loans: Loans are stated at their principal amount outstanding, except for mortgage loans held for sale, which are carried at fair value. Interest income on loans is accrued as earned. Unearned income on lease financing receivables is recognized on a basis which approximates the effective yield method.

In general, loans are placed on non-accrual status once they become 90 days delinquent as to principal or interest. In certain cases a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered secured and in the process of collection. The Corporation generally applies payments received on non-accruing loans to principal until such time as the principal is paid off, after which time any payments received are recognized as interest income. If the Corporation believes that all amounts outstanding on a non-accrual loan will ultimately be collected, payments received subsequent to its classification as a non-accrual loan are allocated between interest income and principal.

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

Loans deemed to be a loss are written off through a charge against the ACL. Closed-end consumer loans are generally charged off when they become 120 days past due (180 days for open-end consumer loans) if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral, if any. Principal recoveries of loans previously charged off are recorded as increases to the ACL.

Loan Origination Fees and Costs: Loan origination fees and the related direct origination costs are deferred and amortized over the life of the loan as an adjustment to interest income using the effective yield method. For mortgage loans sold, net loan origination fees and costs are included in the gain or loss on sale of the related loan, as components of mortgage banking.

Troubled Debt Restructurings: Loans are accounted for and reported as TDRs when, for economic or legal reasons, the Corporation grants a concession to a borrower experiencing financial difficulty that it would not otherwise consider. Concessions, whether negotiated or imposed by bankruptcy, granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan’s stated maturity date or a reduction in the interest rate. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

On April 7, 2020, Troubled Debt Restructurings: Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by COVID-19 was issued by the federal banking regulatory agencies. Included in the Interagency Statement were provisions permitting banks that grant loan modifications to customers impacted by COVID-19 to exclude those modifications from loans categorized as TDRs. The Corporation is adopting the guidance in this Interagency Statement effective for COVID-19-related modifications occurring subsequent to March 13, 2020.

Allowance for Credit Losses: The discussion that follows describes the methodology for determining the ACL under the CECL model that was adopted effective January 1, 2020. The allowance methodology for prior periods is disclosed in the Corporation’s 2019 Annual Report on Form 10-K.

The Corporation has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

Loans: The ACL for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses. The ACL also includes certain qualitative adjustments to the CECL model.

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include loans on accrual status, excluding accruing TDRs, and loans initially evaluated individually but determined to not to have enhanced credit risk characteristics. This category includes loans on non-accrual status and TDRs where the total commitment amount is less than $1 million. In order to determine the ACL:

•	Loans aggregated into pools based on similar risk characteristics.

•	The PD and LGD CECL model components are determined based on loss estimates driven by historical experience at the input level.

•	The PD model component uses "through the economic cycle transition" matrices based on the Corporation's historical loan and transaction data across each pool of loans.

•	The LGD model component calculates a lifetime LGD estimate across each pool of loans utilizing a nonparametric loss curve modeling approach.

•	Reasonable and supportable forecasts are incorporated into the PD model component.

•
Reasonable and supportable forecast periods are based on different economic forecasts and scenarios sourced from an external party. A future loss forecast over the reasonable and supportable forecast period is based on the projected performance of specific economic variables that statistically correlate with the PD and LGD pools. After the reasonable and supportable forecast period, loss estimates naturally revert to input-level reversion.

•	Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.

•	A constant prepayment rate is calculated for each loan pool in the CECL model.

Loans Evaluated Individually: Loans evaluated individually for expected credit losses include loans on non-accrual status and TDRs where the commitment amount equals or exceeds $1 million. The required ACL for such loans is determined using either the present value of expected future cash flows, observable market price or the fair value of collateral.

Loans evaluated individually may have specific allocations assigned if the measured value of the loan using one of the noted techniques is less than its current carrying value. For loans measured using the fair value of collateral, if the analysis determines that sufficient collateral value would be available for repayment of the debt, then no allocations would be assigned to those loans. Collateral could be in the form of real estate or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan is impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated appraisals performed by third-party appraisers for impaired loans secured predominantly by real estate every 12 months.

When updated appraisals are not obtained for loans secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and there has not been a significant deterioration in the collateral value since the original appraisal was performed.

For loans with principal balances greater than or equal to $1.0 million secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the ACL methodology for these loans, which bases the PD on this migration. Assigning risk ratings involves judgment. Risk ratings may be changed based on ongoing monitoring procedures, or if specific loan review assessments identify a deterioration or an improvement in the loan.

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

The allocation of the ACL is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type.

Qualitative and Other Adjustments to ACL: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on Management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These include but are not limited to loans-in-process, trade acceptances and overdrafts.

OBS Credit Exposures: The ACL for OBS credit exposures is recorded in other liabilities on the consolidated balance sheets. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other OBS credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The ACL specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for OBS credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses.

HTM debt securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of March 31, 2020, no HTM debt securities required an ACL as these investments consist solely of government guaranteed residential mortgage-backed securities.

AFS debt securities: The ACL approach for AFS debt securities differs from the CECL approach used for HTM debt securities as AFS debt securities are carried at fair value rather than amortized cost. Prior to the adoption of CECL, credit losses on AFS debt securities were determined using an OTTI approach. Under CECL, the concept of OTTI has been eliminated, but the general approach to determining credit losses is largely consistent with the OTTI method. Under CECL, credit losses on AFS debt securities are recognized through an ACL rather than through a direct write-down of the security. As of March 31, 2020, no AFS debt securities required an ACL.

Other Recently Adopted Accounting Standards

On January 1, 2020, the Corporation adopted ASC Update 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements of ASC Topic 820 "Fair Value Measurement." Among other things, the update modifies the disclosure objective paragraphs of ASC 820 to eliminate: (1) "at a minimum" from the phrase "an entity shall disclose at a minimum;" and (2) other similar disclosure requirements to promote the appropriate exercise of discretion by entities.

The Corporation adopted this standards update effective with its March 31, 2020 quarterly report on Form 10-Q and it did not have a material impact on its consolidated financial statements.

On January 1, 2020, the Corporation adopted ASC Update 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets.

The Corporation adopted this standards update effective with its March 31, 2020 quarterly report on Form 10-Q and it did not have a material impact on its consolidated financial statements

In March 2020, the Corporation adopted ASC Update 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standards update provided optional guidance for a limited time to ease the potential burden in accounting for reference rate reform, specific to those using LIBOR or another reference rate expected to be discontinued due to this reform.

The Corporation adopted this standards update effective with its March 31, 2020 quarterly report on Form 10-Q and it did not have a material impact on its consolidated financial statements.

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

This update is effective for fiscal years ending after December 15, 2020. Early adoption is permitted.

Fiscal Year 2020
The Corporation intends to adopt this standards update effective with its December 31, 2020 annual report on Form 10-K. This standard will impact the Corporation's disclosure relating to employee benefit plans, but the Corporation does not expect the adoption of this update to have a material impact on its consolidated financial statements.

ASC Update 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This update simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

This update is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.
First Quarter 2021
The Corporation intends to adopt this standards update effective with its March 31, 2021 quarterly report on Form 10-Q. This update is not expected to have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the 2019 consolidated financial statements and notes have been reclassified to conform to the 2020 presentation.

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Bank is required to maintain reserves against its deposit liabilities. Prior to March 2020, reserves were in the form of cash and balances with the FRB, included in "interest-bearing deposits with other banks." The FRB suspended cash reserve requirements effective March 26, 2020. The amount of such reserves as of December 31, 2019 was $218.9 million.

In addition, collateral is posted by the Corporation with counterparties to secure derivative and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of March 31, 2020 and December 31, 2019 were $452.9 million and $199.6 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020	(in thousands)
Available for Sale
State and municipal securities	$825,863	$23,790	$(1,569)	$848,084
Corporate debt securities	375,141	5,378	(7,041)	373,478
Collateralized mortgage obligations	638,458	29,194	—	667,652
Residential mortgage-backed securities	214,259	6,370	—	220,629
Commercial mortgage-backed securities	574,860	12,681	(216)	587,325
Auction rate securities	107,410	—	(13,744)	93,666
Total	$2,735,991	$77,413	$(22,570)	$2,790,834

Held to Maturity
Residential mortgage-backed securities	$350,606	$21,667	$—	$372,273

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019	(in thousands)
Available for Sale
State and municipal securities	$638,125	$15,826	$(1,024)	$652,927
Corporate debt securities	370,401	8,490	(1,534)	377,357
Collateralized mortgage obligations	682,307	11,726	(315)	693,718
Residential mortgage-backed securities	177,183	1,078	(949)	177,312
Commercial mortgage-backed securities	489,603	6,471	(1,777)	494,297
Auction rate securities	107,410	—	(5,484)	101,926
Total	$2,465,029	$43,591	$(11,083)	$2,497,537

Held to Maturity
Residential mortgage-backed securities	$369,841	$13,864	$—	$383,705

Securities carried at $497.8 million at March 31, 2020 and $462.6 million at December 31, 2019, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of March 31, 2020, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,175	$1,175	$—	$—
Due from one year to five years	34,996	35,936	—	—
Due from five years to ten years	355,584	355,472	—	—
Due after ten years	916,659	922,645	—	—
	1,308,414	1,315,228	—	—
Residential mortgage-backed securities(1)	214,259	220,629	350,606	372,273
Commercial mortgage-backed securities(1)	574,860	587,325	—	—
Collateralized mortgage obligations(1)	638,458	667,652	—	—
Total	$2,735,991	$2,790,834	$350,606	$372,273

(1) Mortgage-backed securities and collateralized mortgage obligations do not have stated maturities and are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of debt securities for the three months ended:

	Gross Realized
	Gains	Losses	Net Gains
Three months ended March 31, 2020	(in thousands)
March 31, 2020	$117	$(71)	$46
Three months ended March 31, 2019
March 31, 2019	$257	$(192)	$65

The cumulative balance of credit-related OTTI charges previously recognized as components of earnings for debt securities held by the Corporation at March 31, 2019 were $11.5 million. There were no additional credit losses recognized for the three months ended March 31, 2020.
The following tables present the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the following periods:

	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2020
Available for Sale		(in thousands)
State and municipal securities	34	$124,083	$(1,569)	—	$—	$—	$124,083	$(1,569)
Corporate debt securities	15	159,999	(3,609)	8	16,527	(3,432)	176,526	(7,041)
Commercial mortgage-backed securities	3	71,118	(216)	—	—	—	71,118	(216)
Auction rate securities	—	—	—	177	93,666	(13,744)	93,666	(13,744)
Total available for sale(1)	52	$355,200	$(5,394)	185	$110,193	$(17,176)	$465,393	$(22,570)

	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019
Available for Sale	(in thousands)
State and municipal securities	44	$136,344	$(1,024)	—	$—	$—	$136,344	$(1,024)
Corporate debt securities	5	30,719	(346)	8	18,759	(1,188)	49,478	(1,534)
Collateralized mortgage obligations	5	33,865	(190)	1	5,330	(125)	39,195	(315)
Residential mortgage-backed securities	5	12,247	(40)	26	127,373	(909)	139,620	(949)
Commercial mortgage-backed securities	7	121,340	(1,777)	—	—	—	121,340	(1,777)
Auction rate securities	—	—	—	177	101,926	(5,484)	101,926	(5,484)
Total available for sale(1)	66	$334,515	$(3,377)	212	$253,388	$(7,706)	$587,903	$(11,083)

(1) No HTM securities were in an unrealized loss position as of March 31, 2020 and December 31, 2019.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of March 31, 2020.

Based on management’s evaluations, no ACL was required for ARCs or corporate debt securities as of March 31, 2020. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 - Allowance for Credit Losses and Asset Quality

Net Loans are summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Real estate - commercial mortgage	$6,895,069	$6,700,776
Commercial and industrial	4,451,239	4,446,701
Real estate - residential mortgage	2,718,290	2,641,465
Real estate - home equity	1,292,677	1,314,944
Real estate - construction	947,768	971,079
Consumer	468,172	463,164
Equipment lease financing and other	327,272	322,625
Overdrafts	2,381	3,582
Gross loans	17,102,868	16,864,336
Unearned income	(25,465)	(26,810)
Net Loans	$17,077,403	$16,837,526

The Corporation segments its loan portfolio by "portfolio segments," as presented in the table above. Certain portfolio segments are further disaggregated by "class segment" for the purpose of estimating credit losses. See "Allowance for Credit Losses" below for further discussion regarding portfolio and class segments and their impact on the determination of the ACL.

Allowance for Credit Losses, effective January 1, 2020

As discussed in Note 1, "Basis of Presentation," the Corporation adopted CECL effective January 1, 2020. CECL requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to 2020). Accordingly, ACL disclosures subsequent to January 1, 2020 are not always comparable to prior periods. In addition, certain new disclosures required under CECL are not applicable to prior periods. As a result, the following tables present disclosures separately for each period, where appropriate. New disclosures required under CECL are only shown for the current period and are noted. See Note 1, "Basis of Presentation", for a summary of the impact of adopting CECL on January 1, 2020.

Under CECL, loans evaluated individually for impairment consist of non-accrual loans and TDRs. Under the incurred loss model in effect prior to the adoption of CECL, loans evaluated individually for impairment were referred to as impaired loans.

The ACL related to loans consists of loans evaluated collectively and individually for expected credit losses. The ACL related to loans represents an estimate of expected credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to Net Loans. The ACL for OBS credit exposures includes estimated losses on unfunded loan commitments, letters of credit and other OBS credit exposures. The total ACL is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The following table presents the components of the ACL as of March 31, 2020 (in thousands):

March 31, 2020
ACL - loans	$238,508
ACL - OBS credit exposure	18,963
Total ACL	$257,471

The following table presents the activity in the ACL for the three months ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$166,209
Impact of adopting CECL (1)	58,349
Loans charged off	(14,003)
Recoveries of loans previously charged off	2,887
Net loans charged off	(11,116)
Provision for credit losses (2)	44,029
Balance at March 31, 2020	$257,471
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $3.8 million of provision related to OBS credit exposures.

The following table presents the activity in the ACL - loans by portfolio segment, for the three months ended March 31, 2020:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended March 31, 2020
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of adopting CECL	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(855)	(10,899)	(316)	(187)	—	(1,213)	(533)	(14,003)
Recoveries of loans previously charged off	244	1,734	646	85	70	—	108	2,887
Net loans recovered (charged off)	(611)	(9,165)	330	(102)	70	(1,213)	(425)	(11,116)
Provision for credit losses(1)	15,959	22,745	(2,756)	1,523	(130)	1,347	1,591	40,279
Balance at March 31, 2020	$90,319	$63,606	$15,253	$42,427	$8,398	$9,865	$8,640	$238,508

(1) Provision included in the table only includes the portion related to Net Loans.

The following table presents the ACL - loans and amortized cost basis of Net Loans under CECL methodology as of March 31, 2020:

	ACL - Loans			Net Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total ACL - Loans	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total Net Loans
March 31, 2020
Real Estate - Commercial Mortgage	$84,173	$6,146	$90,319	$6,851,765	$43,304	$6,895,069
Commercial and Industrial	57,640	5,966	63,606	4,405,393	45,846	4,451,239
Real Estate - Home Equity	7,806	7,447	15,253	2,696,515	21,775	2,718,290
Real Estate - Residential Mortgage	36,935	5,492	42,427	1,254,677	38,000	1,292,677
Real Estate - Construction	8,168	230	8,398	944,209	3,559	947,768
Consumer	9,861	4	9,865	468,165	7	468,172
Equipment Lease Financing and Other	8,640	—	8,640	287,789	16,399	304,188

Total	$213,223	$25,285	$238,508	$16,908,513	$168,890	$17,077,403

Allowance for Credit Losses, prior to January 1, 2020

The ACL consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to net loans. The reserve for unfunded lending commitments represents management’s estimate of incurred losses in unfunded loan commitments and letters of credit, and is recorded in other liabilities on the consolidated balance sheets. The ACL is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.
The following table presents the components of the ACL as of December 31, 2019 (in thousands):

Allowance for loan losses	$163,622
Reserve for unfunded lending commitments	2,587
ACL	$166,209

The following table presents the activity in the ACL for the three month ended March 31, 2019 (in thousands):

Balance at beginning of period, December 31, 2018	$169,410
Loans charged off	(6,369)
Recoveries of loans previously charged off	2,231
Net loans charged off	(4,138)
Provision for credit losses(1)	5,100
Balance at end of period, March 31, 2019	$170,372
(1) Includes $610,000 release of provision related to reserve for unfunded lending commitments.

The following table presents the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2019:

	Real Estate - Commercial Mortgage	Commercial & Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended March 31, 2019
Balance at December 31, 2018	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$160,537
Loans charged off	(1,145)	(2,787)	(219)	(655)	(95)	(683)	(785)	(6,369)
Recoveries of loans previously charged off	136	1,243	197	132	84	210	229	2,231
Net loans recovered (charged off)	(1,009)	(1,544)	(22)	(523)	(11)	(473)	(556)	(4,138)
Provision for loan losses(1)	66	3,177	326	748	(109)	575	927	5,710
Balance at March 31, 2019	$51,946	$60,501	$19,215	$19,146	$4,941	$3,319	$3,041	$162,109
(1) The provision in the table only includes the portion related to net loans.

The following table presents Net Loans and their related allowance for loan losses, by portfolio segment as of March 31, 2019:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Allowance for loan losses:
Collectively evaluated for impairment	$45,736	$48,266	$8,619	$9,560	$4,390	$3,312	$3,041	$122,924
Individually evaluated for impairment	6,210	12,235	10,596	9,586	551	7	—	39,185
	$51,946	$60,501	$19,215	$19,146	$4,941	$3,319	$3,041	$162,109

Net Loans:
Collectively evaluated for impairment	$6,384,048	$4,373,677	$1,389,670	$2,274,330	$946,436	$433,534	$271,854	$16,073,549
Individually evaluated for impairment	44,640	55,861	23,830	39,578	6,651	11	18,513	189,084
	$6,428,688	$4,429,538	$1,413,500	$2,313,908	$953,087	$433,545	$290,367	$16,262,633

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2020 and December 31, 2019, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of March 31, 2020 and December 31, 2019, approximately 91% and 93%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans by class segment as of the following periods (in thousands):

	March 31, 2020			December 31, 2019
	Non-accrual Loans
	With a Related Allowance	Without a Related Allowance	Total	Total Non-accrual loans
Real estate - commercial mortgage	$19,319	$16,337	$35,656	$33,166
Commercial and industrial	15,683	25,393	41,076	48,106
Real estate - residential mortgage	15,134	1,260	16,394	16,676
Real estate - home equity	7,261	—	7,261	7,004
Real estate - construction	1,127	2,432	3,559	3,618
Equipment lease financing and other	—	16,399	16,399	16,528
	$58,524	$61,821	$120,345	$125,098

As of March 31, 2020, there were $61.8 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction, residential construction, commercial and industrial, and commercial real estate, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, under both the CECL and incurred loss models, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in the loans.

The following is a summary of the Corporation's internal risk categories:

Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of Substandard. Loans in the category are currently acceptable, but are nevertheless potentially weak.

Substandard or Lower: These loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of March 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - construction
Pass	$15,264	$207,620	$207,198	$151,785	$50,763	$169,515	$34,143	$—	$836,288
Special Mention	—	242	4,010	—	1,177	2,812	552	—	8,793
Substandard or Lower	—	155	—	—	409	5,701	524	—	6,789
Total real estate - construction	15,264	208,017	211,208	151,785	52,349	178,028	35,219	—	851,870

Real estate - construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	70	—	—	70
Current period net charge-offs	—	—	—	—	—	70	—	—	70

Commercial and industrial
Pass	168,025	624,970	386,768	270,298	243,397	684,875	1,753,315	1,469	4,133,117
Special Mention	2,192	6,618	12,636	10,854	17,833	39,986	68,501	128	158,748
Substandard or Lower	1,962	1,648	15,229	14,390	11,508	27,280	85,565	1,792	159,374
Total commercial and industrial	172,179	633,236	414,633	295,542	272,738	752,141	1,907,381	3,389	4,451,239

Commercial and industrial loans
Current period gross charge-offs	—	—	—	(48)	—	(92)	(10,759)	—	(10,899)
Current period recoveries	—	—	121	59	39	1,410	105	—	1,734
Current period net charge-offs	—	—	121	11	39	1,318	(10,654)	—	(9,165)

Real estate - commercial
Pass	292,395	907,650	794,055	933,439	946,455	2,676,281	72,827	5,517	6,628,619
Special Mention	110	2,712	14,966	17,897	18,254	81,555	3,131	—	138,625
Substandard or Lower	—	246	8,224	31,411	9,014	77,394	1,536	—	127,825
Total real estate - commercial	292,505	910,608	817,245	982,747	973,723	2,835,230	77,494	5,517	6,895,069

Real estate - commercial
Current period gross charge-offs	—	—	(16)	—	(5)	(834)	—	—	(855)
Current period recoveries	—	—	—	—	1	243	—	—	244
Current period net charge-offs	—	—	(16)	—	(4)	(591)	—	—	(611)

Total
Pass	$475,684	$1,740,240	$1,388,021	$1,355,522	$1,240,615	$3,530,671	$1,860,285	$6,986	$11,598,024
Special Mention	2,302	9,572	31,612	28,751	37,264	124,353	72,184	128	306,166
Substandard or Lower	1,962	2,049	23,453	45,801	20,931	110,375	87,625	1,792	293,988
Total	479,948	1,751,861	1,443,086	1,430,074	1,298,810	3,765,399	2,020,094	8,906	12,198,178

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, internal credit risk ratings for the indicated loan class segments as of December 31, 2019:

	Pass	Special Mention	Substandard or Lower	Total
	December 31, 2019
	(dollars in thousands)
Real estate - commercial mortgage	$6,429,407	$137,163	$134,206	$6,700,776
Commercial and industrial - secured	3,830,847	171,442	195,884	4,198,173
Commercial and industrial - unsecured	234,987	9,665	3,876	248,528
Total commercial and industrial	4,065,834	181,107	199,760	4,446,701
Construction - commercial residential	100,808	2,897	3,461	107,166
Construction - commercial	765,562	1,322	2,676	769,560
Total construction (excluding Construction - other)	866,370	4,219	6,137	876,726
	$11,361,611	$322,489	$340,103	$12,024,203
% of Total	94.5%	2.7%	2.8%	100.0%

The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and equipment lease financing. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the various delinquency status categories is a significant component of the ACL methodology for those loans, under both the CECL and incurred loss models, which base the PD on this migration.

The Corporation considers the performance of the loan portfolio and its impact on the ACL. For certain loans classes, the Corporation evaluates credit quality based on the aging status of the loan. The following table presents the amortized cost of these loans based on payment activity, by origination year, as of March 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$5,325	$8,862	$15,818	$15,412	$15,729	$163,189	$1,054,889	$2,667	$1,281,891
Nonperforming	—	—	153	381	241	2,489	7,522	—	10,786
Total real estate - home equity	5,325	8,862	15,971	15,793	15,970	165,678	1,062,411	2,667	1,292,677

Real estate - home equity
Current period gross charge-offs	—	—	—	—	(90)	(197)	—	—	(287)
Current period recoveries	—	—	—	—	—	217	—	—	217
Current period net charge-offs	—	—	—	—	(90)	20	—	—	(70)

Real estate - residential mortgage
Performing	169,609	706,861	378,541	499,825	347,773	589,717	—	—	2,692,326
Nonperforming	—	506	2,181	3,079	381	19,817	—	—	25,964
Total real estate - residential mortgage	169,609	707,367	380,722	502,904	348,154	609,534	—	—	2,718,290

Real estate - residential mortgage
Current period gross charge-offs	—	(15)	(80)	—	—	(92)	—	—	(187)
Current period recoveries	—	—	4	—	—	81	—	—	85
Current period net charge-offs	—	(15)	(76)	—	—	(11)	—	—	(102)

Consumer
Performing	33,478	122,882	125,090	59,335	33,219	46,978	46,494	—	467,476
Nonperforming	—	102	31	41	100	273	149	—	696
Total consumer credit - other consumer loans	33,478	122,984	125,121	59,376	33,319	47,251	46,643	—	468,172

Consumer
Current period gross charge-offs	—	(212)	(219)	(254)	(166)	(391)	—	—	(1,242)
Current period recoveries	83	45	40	—	—	261	—	—	429
Current period net charge-offs	83	(167)	(179)	(254)	(166)	(130)	—	—	(813)

Equipment Lease Financing and Other
Performing	43,624	88,926	66,722	50,454	25,179	8,638		—	283,543
Nonperforming	956	3,115	225	16,039	284	26		—	20,645
Total leasing and other	44,580	92,041	66,947	66,493	25,463	8,664	—	—	304,188

Equipment Lease Financing and other
Current period gross charge-offs	—	—	—	(95)	—	(438)	—	—	(533)
Current period recoveries	5	7	—	64	—	32	—	—	108
Current period net charge-offs	5	7	—	(31)	—	(406)	—	—	(425)

Construction - other
Performing	7,226	73,650	7,678	1,304	16	—	5,841	—	95,715
Nonperforming	—	183	—	—	—	—	—	—	183
Total leasing and other	7,226	73,833	7,678	1,304	16	—	5,841	—	95,898

Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net charge-offs	—	—	—	—	—	—	—	—	—

Total
Performing	$259,262	$1,001,181	$593,849	$626,330	$421,916	$808,522	$1,107,224	$2,667	$4,820,951
Nonperforming	956	3,906	2,590	19,540	1,006	22,605	7,671	—	58,274
Total	260,218	1,005,087	596,439	645,870	422,922	831,127	1,114,895	2,667	4,879,225

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, a summary of performing, delinquent and non-performing loans for the indicated class segments as of December 31, 2019:

	Performing	Delinquent (1)	Non-performing (2)	Total
	December 31, 2019
	(dollars in thousands)
Real estate - home equity	$1,292,035	$12,341	$10,568	$1,314,944
Real estate - residential mortgage	2,584,763	34,291	22,411	2,641,465
Construction - other	92,649	895	809	94,353
Consumer - direct	63,582	465	190	64,237
Consumer - indirect	393,974	4,685	268	398,927
Total consumer	457,556	5,150	458	463,164
Equipment lease financing and other	278,743	4,012	16,642	299,397
	$4,705,746	$56,689	$50,888	$4,813,323
% of Total	97.8%	1.2%	1.0%	100%

(1)	Includes all accruing loans 30 days to 89 days past due.

(2)	Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	March 31, 2020	December 31, 2019
	(in thousands)
Non-accrual loans	$120,345	$125,098
Loans 90 days or more past due and still accruing	19,593	16,057
Total non-performing loans	139,938	141,155
OREO (1)	6,593	6,831
Total non-performing assets	$146,531	$147,986
(1) Excludes $14.8 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2020.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
March 31, 2020	Due	Due	and Accruing	Accrual	Current	Total
Real estate – commercial mortgage	$20,052	$1,028	$879	$35,657	$6,837,453	$6,895,069
Commercial and industrial	3,401	4,577	243	41,075	4,401,943	4,451,239
Real estate – residential mortgage	21,052	6,351	9,439	16,393	2,665,055	2,718,290
Real estate – home equity	6,782	1,999	3,525	7,261	1,273,110	1,292,677
Real estate – construction	173	305	820	3,560	942,910	947,768
Consumer	2,852	555	440	—	464,325	468,172
Equipment lease financing and other	1,461	194	4,247	16,399	281,887	304,188
Total	$55,773	$15,009	$19,593	$120,345	$16,866,683	$17,077,403

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
December 31, 2019	(in thousands)
Real estate – commercial mortgage	$10,912	$1,543	$4,113	$33,166	$6,651,042	$6,700,776
Commercial and industrial	2,302	2,630	1,385	48,106	4,392,278	4,446,701
Real estate – residential mortgage	26,982	7,309	5,735	16,676	2,584,763	2,641,465
Real estate – home equity	9,635	2,706	3,564	7,004	1,292,035	1,314,944
Real estate – construction	1,715	900	688	3,618	964,158	971,079
Consumer	4,228	922	458	—	457,556	463,164
Equipment lease financing and other	552	3,460	114	16,528	278,743	299,397
Total	$56,326	$19,470	$16,057	$125,098	$16,620,575	$16,837,526

Collateral-Dependent Loans

A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Troubled Debt Restructurings

The following table presents TDRs, by class segment:

	March 31, 2020	December 31, 2019
	(in thousands)
Real estate - residential mortgage	$21,473	$21,551
Real estate - commercial mortgage	7,648	13,330
Real estate - home equity	14,513	15,068
Commercial and industrial	4,771	5,193
Consumer	7	8
Total accruing TDRs	48,412	55,150
Non-accrual TDRs (1)	27,600	20,825
Total TDRs	$76,012	$75,975

(1)	Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three months ended March 31, 2020 and 2019:

	Three months ended March 31
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	7	$660	4	$917
Real estate - commercial mortgage	1	392	—	—
Real estate - home equity	8	577	12	829
Commercial and industrial	1	74	4	2,460
Total	17	$1,703	20	$4,206

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. During the three months ended March 31, 2020 and 2019, restructured loan modifications of residential mortgages, home equity and commercial loans primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. For the three months ended March 31, 2020, payment schedule modifications having a recorded investment of $1.0 billion were excluded from TDRs based on this regulatory guidance.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the Consolidated Balance Sheets:

	Three months ended March 31
	2020	2019
	(in thousands)
Amortized cost:
Balance at beginning of period	$39,267	$38,573
Originations of MSRs	1,478	1,225
Amortization	(1,891)	(1,294)
Balance at end of period	$38,854	$38,504

Valuation allowance:
Balance at beginning of period	$—	$—
Additions to valuation allowance	(1,100)	—
Balance at end of period	$(1,100)	$—

Net MSRs at end of period	$37,754	$38,504

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of loans serviced by the Corporation for unrelated third parties was $4.8 billion and $4.9 billion as of March 31, 2020 and December 31, 2019, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the corresponding fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $37.8 million and $45.2 million at March 31, 2020 and December 31, 2019, respectively. Based on its fair value analysis at March 31, 2020, the

Corporation determined that a $1.1 million increase to the valuation allowance was appropriate. This increase was recorded as a reduction to mortgage banking income on the consolidated statements of income for the three months ended March 31, 2020.

NOTE 6 – Derivative Financial Instruments

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. The Corporation is required to clear all eligible interest rate swap contracts with a central counterparty and is subject to the regulations of the Commodity Futures Trading Commission.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2020		December 31, 2019
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$315,084	$5,990	$132,260	$1,123
Negative fair values	4,968	(57)	9,783	(53)
Forward Commitments
Positive fair values	—	—	75,000	63
Negative fair values	341,680	(4,131)	180,000	(371)
Interest Rate Swaps with Customers
Positive fair values	3,457,081	368,172	2,903,489	143,484
Negative fair values	(12,288)	(6)	376,705	(695)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	12,288	6	376,705	695
Negative fair values	3,457,081	(180,576)	2,903,489	(75,327)
Foreign Exchange Contracts with Customers
Positive fair values	12,331	359	3,373	38
Negative fair values	2,985	(125)	7,283	(154)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	5,290	168	9,028	192
Negative fair values	11,393	(252)	4,976	(45)

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended March 31
		2020	2019
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking	$1,040	$662
Interest rate swaps	Other expense	72	(149)
Foreign exchange contracts	Other income	119	48
Net fair value gains on derivative financial instruments		$1,231	$561

(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	March 31, 2020	December 31, 2019
	(in thousands)
Amortized cost (1)	$39,480	$37,396
Fair value	40,645	37,828

(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $733,000 and $21,000 for the three months ended March 31, 2020 and 2019, respectively.

Balance Sheet Offsetting

Although certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements, the Corporation elects to not offset such qualifying assets and liabilities.

The Corporation is a party to interest rate swaps with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared daily through a clearing agent. As a result, the total fair values of interest rate swap derivative assets and derivative liabilities recognized on the consolidated balance sheet are not equal and offsetting.

The Corporation is also a party to foreign currency exchange contracts with financial institution counterparties, under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swaps, collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign currency exchange contracts in the event of default.

The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified in short-term borrowings on the consolidated balance sheets, while the securities underlying the repurchase agreements remain classified with investment securities on the consolidated balance sheets. The Corporation has no intent to set off these amounts, therefore, these repurchase agreements are not eligible for offset.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
March 31, 2020
Interest rate swap derivative assets	$368,178	$(6)	$—	$368,172
Foreign exchange derivative assets with correspondent banks	168	(168)	—	—
Total	$368,346	$(174)	$—	$368,172

Interest rate swap derivative liabilities	$180,582	$(6)	$(180,576)	$—
Foreign exchange derivative liabilities with correspondent banks	252	(168)	—	84
Total	$180,834	$(174)	$(180,576)	$84

December 31, 2019
Interest rate swap derivative assets	$144,179	$(757)	$—	$143,422
Foreign exchange derivative assets with correspondent banks	192	(45)	—	147
Total	$144,371	$(802)	$—	$143,569

Interest rate swap derivative liabilities	$76,022	$(757)	$(75,265)	$—
Foreign exchange derivative liabilities with correspondent banks	45	(45)	—	—
Total	$76,067	$(802)	$(75,265)	$—

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

NOTE 7 – Tax Credit Investments

TCIs are primarily for investments promoting qualified affordable housing projects and investments in community development entities. Investments in these projects generate a return primarily through the realization of federal income tax credits and deductions for operating losses over a specified time period.

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	March 31,	December 31,
	2020	2019
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$146,556	$153,351
Other tax credit investments, net	63,658	64,354
Total TCIs, net	$210,214	$217,705
Included in other liabilities
Unfunded affordable housing tax credit commitments	$15,331	$16,684
Other tax credit liabilities	54,823	55,105
Total unfunded tax credit commitments and liabilities	$70,154	$71,789

The following table presents other information relating to the Corporation's TCIs:

	Three Months Ended
	March 31
	2020	2019
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(7,194)	$(7,575)
Other tax credit investment credits and tax benefits	(941)	(1,136)
Amortization of affordable housing investments, net of tax benefit	5,024	5,495
Deferred tax expense	208	238
Total reduction in income tax expense	$(2,903)	$(2,978)
Amortization of TCIs:
Affordable housing tax credits investment	$1,022	$822
Other tax credit investment amortization	428	669
Total amortization of TCIs	$1,450	$1,491

NOTE 8 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
Three months ended March 31, 2020
Unrealized gain on securities	$22,380	$(4,949)	$17,431
Reclassification adjustment for securities gains included in net income (1)	(46)	10	(36)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,022	(227)	795
Amortization of net unrecognized pension and postretirement items (3)	328	(73)	255
Total Other Comprehensive Income	$23,684	$(5,239)	$18,445
Three months ended March 31, 2019
Unrealized gain on securities	$26,062	$(5,764)	$20,298
Reclassification adjustment for securities gains included in net income (1)	(65)	14	(51)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,252	(278)	974
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	(105)	23	(82)
Amortization of net unrecognized pension and postretirement items (3)	374	(83)	291
Total Other Comprehensive Income	$27,518	$(6,088)	$21,430

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

(3)
Amounts reclassified out of accumulated other comprehensive income. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income. See Note 12, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2020
Balance at December 31, 2019	$14,864	$—	$(15,001)	$(137)
Other comprehensive income before reclassifications	17,431	—	—	17,431
Amounts reclassified from accumulated other comprehensive income	(36)	—	255	219
Amortization of net unrealized losses on AFS securities transferred to HTM	795	—	—	795
Balance at March 31, 2020	$33,054	$—	$(14,746)	$18,308
Three months ended March 31, 2019
Balance at December 31, 2018	$(44,654)	$680	$(15,089)	$(59,063)
Other comprehensive income before reclassifications	20,298	(82)	—	20,216
Amounts reclassified from accumulated other comprehensive income	(51)	—	291	240
Amortization of net unrealized losses on AFS securities transferred to HTM	974	—	—	974
Balance at March 31, 2019	$(23,433)	$598	$(14,798)	$(37,633)

NOTE 9 – Fair Value Measurements

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis, have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$40,645	$—	$40,645
Available for sale investment securities:
State and municipal securities	—	848,084	—	848,084
Corporate debt securities	—	371,318	2,160	373,478
Collateralized mortgage obligations	—	667,652	—	667,652
Residential mortgage-backed securities	—	220,629	—	220,629
Commercial mortgage-backed securities	—	587,325	—	587,325
Auction rate securities	—	—	93,666	93,666
Total available for sale investment securities	—	2,695,008	95,826	2,790,834
Other assets:
Investments held in Rabbi Trust	19,237	—	—	19,237
Derivative assets	536	374,168	—	374,704
Total assets	$19,773	$3,109,821	$95,826	$3,225,420
Other liabilities:
Deferred compensation liabilities	$19,237	$—	$—	$19,237
Derivative liabilities	378	184,770	—	185,148
Total liabilities	$19,615	$184,770	$—	$204,385

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$37,828	$—	$37,828
Available for sale investment securities:
State and municipal securities	—	652,927	—	652,927
Corporate debt securities	—	374,957	2,400	377,357
Collateralized mortgage obligations	—	693,718	—	693,718
Residential mortgage-backed securities	—	177,312	—	177,312
Commercial mortgage-backed securities	—	494,297	—	494,297
Auction rate securities	—	—	101,926	101,926
Total available for sale investment securities	—	2,393,211	104,326	2,497,537
Other assets:
Investments held in Rabbi Trust	22,213	—	—	22,213
Derivative assets	230	145,365	—	145,595
Total assets	$22,443	$2,576,404	$104,326	$2,703,173
Other liabilities:
Deferred compensation liabilities	$22,213	$—	$—	$22,213
Derivative liabilities	199	76,447	—	76,646
Total liabilities	$22,412	$76,447	$—	$98,859

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2020 and December 31, 2019 were based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 6 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.
Available for sale investment securities – Included in this asset category are debt securities. Level 2 AFS debt securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.
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

•
Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($359.4 million at March 31, 2020 and $362.3 million at December 31, 2019), single-issuer trust preferred securities issued by financial institutions ($10.2 million at March 31, 2020 and $11.2 million at December 31, 2019) and other corporate debt issued by non-financial institutions ($3.9 million at March 31, 2020 and December 31, 2019).

Level 2 investments include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $8.0 million and $8.8 million of single-issuer TruPS held at March 31, 2020 and December 31, 2019, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Level 3 investments include the Corporation’s investments in certain single-issuer TruPS ($2.2 million at March 31, 2020 and $2.4 million at December 31, 2019). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.

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
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($527,000 at March 31, 2020 and $230,000 at December 31, 2019). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($6.0 million at March 31, 2020 and $1.2 million at December 31, 2019) and the fair value of interest rate swaps ($368.2 million at March 31, 2020 and $144.2 million at December 31, 2019). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the Consolidated Balance Sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($377,000 at March 31, 2020 and $199,000 at December 31, 2019).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($4.2 million at March 31, 2020 and $424,000 December 31, 2019) and the fair value of interest rate swaps ($180.6 million at March 31, 2020 and $76.0 million at December 31, 2019).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
Three months ended March 31, 2020	(in thousands)
Balance at December 31, 2019	$—	$2,400	$101,926
Unrealized adjustment to fair value (1)	—	(242)	(8,260)
Discount accretion (2)	—	2	—
Balance at March 31, 2020	$—	$2,160	$93,666

Three months ended March 31, 2019
Balance at December 31, 2018	$875	$2,400	$102,994
Unrealized adjustment to fair value (1)	(105)	30	(184)
Balance at March 31, 2019	$770	$2,430	$102,810

(1)
Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "available for sale at estimated fair value" on the consolidated balance sheets.

(2)Included as a component of "net interest income" on the consolidated statements of income.

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	March 31, 2020	December 31, 2019
	(in thousands)
Net Loans	$143,605	$144,807
OREO	6,593	6,831
MSRs (1)	37,754	45,193
Total assets	$187,952	$196,831

(1)	Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at amortized cost. See "Note 5 - Mortgage Servicing Rights" for additional information.
The valuation techniques used to measure fair value for the items in the table above are as follows:

•
Net Loans – This category consists of loans that were individually evaluated for impairment and have been classified as Level 3 assets. In 2020, the amount shown is the balance of nonaccrual loans, net of the related ACL. In 2019, the amount shown is the balance of impaired loans, net of the related ACL. See "Note 4 - Allowance for Credit Losses and Asset Quality," for additional details.

•	OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•
MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2020 valuation were 14.9% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

In 2008, the Corporation received Class B restricted shares of Visa, Inc. ("Visa") as part of Visa’s initial public offering. These securities are considered equity securities without readily determinable fair values. As such, the approximately 133,000 Visa Class B shares owned as of March 31, 2020 were carried at a zero cost basis.
The following tables present the carrying amounts and estimated fair values of the Corporation’s financial instruments as of the periods shown. A general description of the methods and assumptions used to estimate such fair values follows:

	March 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$856,360	$856,360	$—	$—	$856,360
FRB and FHLB stock	118,989	—	118,989	—	118,989
Loans held for sale	40,645	—	40,645	—	40,645
AFS securities	2,790,834	—	2,695,008	95,826	2,790,834
HTM securities	350,606	—	372,273	—	372,273
Net Loans	16,838,895	—	—	16,427,379	16,427,379
Accrued interest receivable	59,365	59,365	—	—	59,365
Other assets	658,025	239,371	374,167	44,487	658,025
FINANCIAL LIABILITIES
Demand and savings deposits	$14,349,257	$14,349,257	$—	$—	$14,349,257
Brokered deposits	313,337	273,043	40,294	—	313,337
Time deposits	2,702,432	—	2,730,425	—	2,730,425
Short-term borrowings	1,386,808	1,386,808	—	—	1,386,808
Accrued interest payable	10,890	10,890	—	—	10,890
FHLB advances and long-term debt	1,378,466	—	1,421,214	—	1,421,214
Other liabilities	343,602	139,868	184,771	18,963	343,602

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$517,791	$517,791	$—	$—	$517,791
FRB and FHLB stock	97,422	—	97,422	—	97,422
Loans held for sale	37,828	—	37,828	—	37,828
AFS securities	2,497,537	—	2,393,211	104,326	2,497,537
HTM securities	369,841	—	383,705	—	383,705
Net Loans	16,673,904	—	—	16,485,122	16,485,122
Accrued interest receivable	60,898	60,898	—	—	60,898
Other assets	431,565	234,176	145,365	52,024	431,565
FINANCIAL LIABILITIES
Demand and savings deposits	$14,327,453	$14,327,453	$—	$—	$14,327,453
Brokered deposits	264,531	223,982	40,549	—	264,531
Time deposits	2,801,930	—	2,828,988	—	2,828,988
Short-term borrowings	883,241	883,241	—	—	883,241
Accrued interest payable	8,834	8,834	—	—	8,834
FHLB advances and long-term debt	881,769	—	878,385	—	878,385
Other liabilities	221,542	142,508	76,447	2,587	221,542

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
Accrued interest payable

FRB and FHLB stock represent restricted investments and are carried at cost.

As of March 31, 2020, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

NOTE 10 – Net Income Per Share

Basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, RSUs and PSUs. PSUs are required to be included in weighted average shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31
	2020	2019
Weighted average shares outstanding (basic)	163,475	169,884
Impact of common stock equivalents	942	1,025
Weighted average shares outstanding (diluted)	164,417	170,909
Per share:
Basic	$0.16	$0.33
Diluted	0.16	0.33

NOTE 11 – Stock-Based Compensation

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

As of March 31, 2020, the Employee Equity Plan had 10.2 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 259,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2020	2019
	(in thousands)
Compensation expense	$1,619	$1,560
Tax benefit	(344)	(331)
Stock-based compensation expense, net of tax benefit	$1,275	$1,229

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended March 31
	2020	2019
	(in thousands)
Interest cost	$681	$815
Expected return on plan assets	(982)	(689)
Net amortization and deferral	465	495
Net periodic pension cost	$164	$621

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended March 31
	2020	2019
	(in thousands)
Interest cost	$11	$15
Net accretion and deferral	(137)	(139)
Net periodic benefit	$(126)	$(124)

The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the Consolidated Balance Sheets and recognizes the change in that funded status through other comprehensive income.

NOTE 13 – Commitments and Contingencies

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit	$6,569,660	$6,689,519
Standby letters of credit	293,726	303,020
Commercial letters of credit	51,471	50,432

The Corporation records a reserve for unfunded lending commitments, included in ACL - OBS credit exposures, which represents management’s estimate of credit losses associated with unused commitments to extend credit and letters of credit. See "Note 4 - Allowance for Credit Losses and Asset Quality," for additional details.

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of March 31, 2020 and December 31, 2019, the total reserve for losses on residential mortgage loans sold was $1.0 million and $3.2 million, respectively, including reserves for both representation and warranty and credit loss exposures. With the adoption of CECL on January 1, 2020 the reserve for estimated losses on certain residential mortgage loans sold to investors was reclassified to ACL - OBS credit exposures. This reclassification resulted in a $2.1 million increase to ACL - OBS credit exposures and a corresponding decrease to the reserve for estimated losses related to loans sold to investors.

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

NOTE 14 – Long-Term Debt

In March 2020, the Corporation issued $200.0 million and $175.0 million of subordinated notes due in 2030 and 2035, respectively. The subordinated notes maturing in 2030 were issued with a fixed-to-floating rate of 3.25% and an effective rate of 3.35%, due to issuance costs, and the subordinated notes maturing in 2035 were issued with a fixed-to-floating rate of 3.75% and an effective rate of 3.85%, due to issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("Management’s Discussion") relates to Fulton Financial Corporation, a financial holding company registered under the Bank Holding Company Act and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

•
the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impacts of the pandemic on the Corporation, its customers and third parties.

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

•	the Corporation’s reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions; and

•	the effects of any downgrade in the Corporation’s or Fulton Bank’s credit ratings on their borrowing costs or access to capital markets; and

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, and elsewhere in this Report, including in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and in Item 1A. "Risk Factors".

RESULTS OF OPERATIONS

Overview

The Corporation is a financial holding company which, through its wholly owned banking subsidiary, provides a full range of consumer and commercial financial services through locations in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans, investments and other interest-earning assets, and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is FTE net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments, or properties. Offsetting these revenue sources are provisions for credit losses, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended March 31
	2020	2019
Net income (in thousands)	$26,047	$56,663
Diluted net income per share	$0.16	$0.33
Return on average assets	0.47%	1.11%
Return on average shareholders' equity	4.48%	10.15%
Return on average tangible shareholders' equity (1)	5.84%	13.28%
Net interest margin (2)	3.21%	3.49%
Efficiency ratio (1)	64.5%	63.9%
Non-performing assets to total assets	0.64%	0.70%
Annualized net charge-offs to average loans	0.26%	0.10%

(1)
Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" at the end of this "Overview" section of Management’s Discussion.

(2)	Presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

COVID-19 Pandemic

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused substantial disruption in economic and social activity, both globally and in the United States. The spread of COVID-19, and the related government actions to mandate or encourage temporary closures of businesses, quarantines, social distancing and "stay at home" orders, have caused severe disruptions in the U.S. economy, which has, in turn, disrupted, and will likely continue to disrupt the business, activities, and operations of the Company's customers, as well as the Company's own business and operations. The resulting impacts of the pandemic on consumers, including the sudden, significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of current and prospective borrowers. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Company’s markets, may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to the Company. If borrowers are unable to meet their payment obligations, the Company will be required to increase the ACL through provisions for credit losses.

The Company expects COVID-19 to limit, at least for a period of time, customer demand for many banking products and services. Many companies and residents in the Company's market areas are subject to a mandatory "non-essential business" shut-downs and stay at home orders, which have reduced banking activity across its market areas. In response to these mandates, the Company has temporarily limited most locations to drive-up and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations, temporarily closed some locations and encouraged the Company’s customers to use electronic banking platforms. In addition, a significant portion of the Company’s employees have transitioned to working remotely as a result of the COVID-19 pandemic. It is not yet fully known what impact these operational changes in response to the pandemic may have on the Company’s financial performance.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect net interest income and margins and profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. As of April 30, 2020, under the PPP the Company received approximately 9,200 applications, of which approximately 7,200 had been funded totaling $1.8 billion in new loans and an additional approximately $200 million was in the process of being funded.

The impact of COVID-19 on the Company’s financial results is evolving and uncertain. The Company has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as accommodation and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. However, the overall slowing of the economy and lack of growth in gross domestic product may result in a decreased demand for the Company’s loan products. In addition, the decline in economic activity occurring due to COVID-19 and the actions by the FOMC with respect to interest rates are likely to affect the Company’s net interest income, non-interest income and credit-related losses for an uncertain period of time. As a result, the Company has taken steps to maintain liquidity and conserve capital during this period of uncertainty. The Company has been holding excess cash reserves since the middle of March, has additional liquidity available through Federal Funds lines and brokered deposits and has suspended its share repurchase program until there is more clarity surrounding the economic conditions. See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

Adoption of CECL

The Corporation adopted CECL effective January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost, and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Corporation recorded an overall increase of $58.3 million to the ACL on January 1, 2020 as a result of the adoption of CECL. Retained earnings decreased $43.8 million and deferred tax assets increased by $12.4 million on January 1, 2020, representing the cumulative effect of adoption.

The allowance for credit losses is impacted by changing economic forecasts over the expected life of the Corporation's loan portfolio.  Should economic forecasts during the second quarter of 2020 worsen, the allowance for credit losses will increase due to a decline in the overall economy.

Summary of Financial Results for the three months ended March 31, 2020:

•
Net Income and Net Income Per Share - Net income was $26.0 million for the three months ended March 31, 2020 a $30.6 million, or 54.0%, decrease compared to the same period in 2019. Diluted net income per share was $0.16, a $0.17, or 51.5%, decrease compared to the same period in 2019, primarily as a result of lower net income, largely driven by a higher provision for credit losses, as a result of the adoption of CECL and deteriorating economic assumptions resulting from COVID-19.

•
Net Interest Income- Net interest income decreased $2.6 million, or 1.6%, for the three months ended March 31, 2020, compared to the same period in 2019. The decrease resulted from lower yields on interest-earning assets, partially offset by balance sheet growth and the impact of lower funding costs. Overall, the net interest margin decreased 28 bp during the three months ended March 31, 2020 compared to the same period in 2019.

◦
Net Interest Margin - The decrease in the net interest margin reflects the net impact of a 38 bp decrease in yields on interest-earning assets, partially offset by a 13 bp decrease in the cost of funds.

◦
Loan Growth - Average Net Loans grew by $665.7 million, or 4.1%, for the three months ended March 31, 2020, compared to the same period in 2019. The most notable increases were in the residential, commercial mortgage and consumer loan portfolios.

◦
Deposit Growth - Average deposits grew $845.8 million, or 5.2%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase was driven by growth in total interest-bearing demand and savings accounts.

•
Long-term Debt - In March 2020, the Corporation issued a total of $375.0 million of subordinated notes, with $200.0 million of subordinated notes due in 2030 having a fixed-to-floating rate of 3.25% and an effective rate of 3.35% and $175.0 million of subordinated notes due in 2035 having a fixed-to-floating rate of 3.75% and an effective rate of 3.85%.

•
Asset Quality - Non-performing assets decreased $1.5 million as of March 31, 2020 compared to December 31, 2019. Annualized net charge-offs to average loans outstanding were 0.26% for the three months ended March 31, 2020, compared to 0.10% for the same period in 2019. The provision for credit losses for the three months ended March 31, 2020 was $44.0 million compared to $5.1 million for the same period in 2019. The higher provision during the first quarter of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. The ACL as of March 31, 2020 increased primarily due to the adoption of CECL and the higher provision for credit losses.

•
Non-interest Income - For the three months ended March 31, 2020, non-interest income, excluding net investment securities gains, increased $7.9 million, or 16.9%, as compared to the same period in 2019. Increases were experienced in commercial banking, wealth management and mortgage banking.

•
Non-interest Expense - Non-interest expense increased $4.7 million, or 3.4%, for the three months ended March 31, 2020, in comparison to the same period in 2019. The increase was primarily the result of higher salaries and employee benefits and data processing and software expenses.

•
Income Taxes - Income tax expense was $2.8 million for the three months ended March 31, 2020, resulting in an ETR, or income taxes as a percentage of income before income taxes, of 9.6% as compared to 15.6% for the same period in 2019. The ETR was lower mainly due to lower income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended March 31
	2020	2019
	(dollars in thousands)
Return on average tangible shareholders' equity
Net income	$26,047	$56,663
Plus: Intangible amortization, net of tax	104	85
Numerator	$26,151	$56,748

Average common shareholders' equity	$2,337,016	$2,265,097
Less: Average goodwill and intangible assets	(535,235)	(531,767)
Average tangible shareholders' equity (denominator)	$1,801,781	$1,733,330

Return on average tangible shareholders' equity, annualized	5.84%	13.28%

Efficiency ratio
Non-interest expense	$142,552	$137,824
Less: Amortization of tax credit investments	(1,450)	(1,491)
Less: Intangible amortization	(132)	(107)
Numerator	$140,970	$136,226

Net interest income (FTE) (1)	$163,970	$166,564
Plus: Total non-interest income	54,644	46,751
Less: Investment securities gains, net	(46)	(65)
Denominator	$218,568	$213,250

Efficiency ratio	64.5%	63.9%

(1)	Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES

The Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 includes a summary of critical accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The following discussion is regarding the critical accounting policies related to the application of CECL, which was adopted on January 1, 2020.

ALLOWANCE FOR CREDIT LOSSES

The Corporation adopted new accounting guidance for estimating credit losses, known as CECL, in the first quarter of 2020. In accordance with CECL, the ACL, which includes both the ACL - loans and the ACL for OBS credit exposures, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining expected life of the portfolio. Management's determination of the appropriateness of the reserve is based on periodic evaluations of the loan portfolio, lending-related commitments, current as well as forecasted economic factors and other relevant factors.

In determining the ACL, the Corporation uses three independent components. These components are PD, which measures the likelihood that a borrower will be unable to meet its debt obligations, LGD, which measures the share of an asset that is lost if a borrower defaults, and EAD which measures the gross exposure under a facility upon default. The PD models were developed based on historical default data. Both internal variables and external variables are evaluated in the process. The main internal variables are risk rating (commercial loans) or delinquency history (consumer loans) and the external variables are economic variables obtained from external forecasts. Management applies risk rating transition matrices to pools of loans and lending-related commitments with similar risk characteristics to determine default probabilities, calibrates using economic forecasts, applies modeled LGD results to associated EAD and incorporates modeled overlays and qualitative adjustments to estimate ACL. As such, the calculation of ACL is inherently subjective and requires management to exercise significant judgment.

The ACL is estimated over a reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with PD rates. As economic variables revert to long-term averages through the forecast process, externally developed long-term economic forecasts are used to establish the impacts of the economic scenario, reversion, and long-term averages in the development of losses over the expected life of the assets being modeled. The CECL estimate is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of COVID-19 and effectiveness of the government stimulus, the Corporation evaluated a range of economic scenarios, including more and less severe economic deteriorations in the second quarter of 2020, with varying speeds of recovery. In isolation, assuming a more prolonged recession through 2021 with elevated unemployment levels through the latter half of 2022, the CECL estimate may have resulted in a significantly higher ACL. However, because qualitative adjustments are a part of the allowance methodology, the actual impact of a change in assumptions is not determinable.

CECL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in international, national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. Qualitative adjustments at March 31, 2020 increased compared to those at the time of adoption of CECL on January 1, 2020 as a result of uncertainties related to forecasted economic variables due to the economic impact of COVID-19 and the future performance of loans that received deferrals or forbearances due to COVID-19.

For further discussion of the methodology used in the determination of the ACL, refer to Note 1, "Basis of Presentation" to the Consolidated Financial Statements. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Net Interest Income

FTE net interest income decreased $2.6 million, to $164.0 million, for the three months ended March 31, 2020, from $166.6 million in the same period in 2019. The NIM decreased 28 bp, or 8.0%, to 3.21% compared to 3.49% for the same period in 2019. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended March 31
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans (1)	$16,860,067	$177,496	4.23%	$16,194,375	$186,122	4.65%
Taxable investment securities (2)	2,284,457	16,294	2.85	2,285,724	15,435	2.70
Tax-exempt investment securities (2)	720,223	5,960	3.29	444,132	4,150	3.71
Total investment securities	3,004,680	22,254	2.96	2,729,856	19,585	2.87
Loans held for sale	27,178	320	4.71	16,434	240	5.85
Other interest-earning assets	602,270	2,532	1.69	366,175	2,002	2.20
Total interest-earning assets	20,494,195	202,602	3.97	19,306,840	207,949	4.35
Noninterest-earning assets:
Cash and due from banks	138,248			110,693
Premises and equipment	239,619			237,124
Other assets	1,590,666			1,197,034
Less: ACL - loans (3)	(210,629)			(161,326)
Total Assets	$22,252,099			$20,690,365
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,649,905	$5,643	0.49%	$4,153,984	$7,519	0.73%
Savings deposits	5,127,662	7,110	0.56	4,912,856	9,962	0.82
Brokered deposits	275,359	1,073	1.57	220,115	1,382	2.55
Time deposits	2,761,474	12,614	1.84	2,765,803	10,826	1.59
Total interest-bearing deposits	12,814,400	26,440	0.83	12,052,758	29,689	1.00
Short-term borrowings	1,303,047	4,073	1.25	820,054	3,582	1.76
FHLB advances and long-term debt	1,063,214	8,119	3.06	1,002,463	8,114	3.26
Total interest-bearing liabilities	15,180,661	38,632	1.02	13,875,275	41,385	1.21
Noninterest-bearing liabilities:
Demand deposits	4,307,027			4,222,875
Total Deposits/Cost of deposits	17,121,427		0.62	16,275,633		0.74
Other liabilities	427,395			327,118
Total Liabilities	19,915,083			18,425,268
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	19,487,688		0.80	18,098,150		0.93
Shareholders’ equity	2,337,016			2,265,097
Total Liabilities and Shareholders’ Equity	$22,252,099			$20,690,365
Net interest income/FTE NIM		163,970	3.21%		166,564	3.49%
Tax equivalent adjustment		(3,224)			(3,249)
Net interest income		$160,746			$163,315

(1)	Average balance includes non-performing loans.

(2)	Balances include amortized historical cost for AFS; the related unrealized holding gains (losses) are included in other assets.

(3)	ACL - loans relates to the ACL specifically on "Net Loans" and does not include the ACL for OBS credit exposures which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31, 2020 in comparison to the same period in 2019:

	2020 vs. 2019 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net Loans	$7,899	$(16,525)	$(8,626)
Taxable investment securities	(9)	868	859
Tax-exempt investment securities	2,313	(503)	1,810
Loans held for sale	134	(54)	80
Other interest-earning assets	1,079	(549)	530
Total interest income	$11,416	$(16,763)	$(5,347)
Interest expense on:
Demand deposits	$741	$(2,617)	$(1,876)
Savings deposits	430	(3,282)	(2,852)
Brokered deposits	305	(614)	(309)
Time deposits	246	1,542	1,788
Short-term borrowings	1,725	(1,234)	491
Long-term borrowings	502	(497)	5
Total interest expense	$3,949	$(6,702)	$(2,753)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The FOMC decreased the Fed Funds Rate by 25 bp in each of August, September and October of 2019. In March 2020 the FOMC decreased the Fed Funds Rate by a total of 150 bp in response to COVID-19. These changes in the Fed Funds Rate resulted in corresponding decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the LIBOR as well as for certain interest-bearing liabilities.

As summarized in the preceding table, the 38 bp decrease in the yield on average interest-earning assets drove a $16.8 million decrease in FTE interest income, but was partially offset by the impact of a $1.2 billion, or 6.1%, increase in interest-earning assets, primarily loans, which contributed $11.4 million to FTE interest income. The yield on the loan portfolio decreased 42 bp, or 9.0%, from the first quarter of 2019, as all variable and certain adjustable rate loans repriced to lower rates, and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $2.8 million primarily due to the 19 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 24 bp and 26 bp, respectively, which contributed $2.6 million and $3.3 million to the decrease in interest expense, respectively. These decreases were partially offset by the 25 bp increase in the rates on time deposits, which generated a $1.5 million increase to interest expense. In addition, the 51 bp decrease in the rates on short-term borrowings contributed $1.2 million to the decrease in interest expense, however the increase in short-term borrowings contributed $1.7 million in additional interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2020		2019		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,746,766	4.20%	$6,378,145	4.69%	$368,621	5.8%
Commercial and industrial	4,446,750	4.21	4,462,609	4.66	(15,859)	(0.4)
Real estate – residential mortgage	2,670,019	3.97	2,276,611	4.06	393,408	17.3
Real estate – home equity	1,300,132	4.73	1,433,574	5.33	(133,442)	(9.3)
Real estate – construction	929,529	4.13	930,246	4.83	(717)	(0.1)
Consumer	466,415	4.34	424,480	4.49	41,935	9.9
Equipment lease financing	284,566	4.32	276,949	4.40	7,617	2.8
Other	15,890	—	11,761	—	4,129	35.1
Total loans	$16,860,067	4.23%	$16,194,375	4.65%	$665,692	4.1%

Average loans increased $665.7 million, or 4.1%, compared to the same period of 2019. The increase was driven largely by growth in the residential and commercial mortgage loan portfolios, as well as the consumer portfolio, partially offset by decreases in the home equity and commercial and industrial loan portfolios.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2020		2019
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,307,027	—%	$4,222,875	—%	$84,152	2.0%
Interest-bearing demand	4,649,905	0.49	4,153,984	0.73	495,921	11.9
Savings	5,127,662	0.56	4,912,856	0.82	214,806	4.4
Total demand and savings	14,084,594	0.36	13,289,715	0.53	794,879	6.0
Brokered deposits	275,359	1.57	220,115	2.55	55,244	25.1
Time deposits	2,761,474	1.84	2,765,803	1.59	(4,329)	(0.2)
Total deposits	$17,121,427	0.62%	$16,275,633	0.74%	$845,794	5.2%

Average total demand and savings accounts increased $794.9 million, or 6.0%, primarily driven by increases in interest-bearing demand deposits and saving accounts. The average cost of interest-bearing deposits decreased 17 bp due rate decreases in most non-maturity deposit categories. The overall increase in total demand and savings deposits was primarily due to a $570.1 million, or 11.8%, increase in commercial account balances, a $139.0 million, or 7.5%, increase in municipal account balances, and an $85.7 million, or 1.3%, increase in consumer account balances.

The average cost of total deposits decreased 12 bp, to 0.62%, for the first quarter of 2020, compared to 0.74% for the same period of 2019, mainly as a result of rate decreases implemented after the Fed Funds Rate cuts during the second half of 2019. The majority of deposit rates are discretionary, with the exception of indexed municipal balances. Deposit costs are expected to decrease significantly in the second quarter of 2020 as a result of deposit rate cuts in the second half of March 2020 in response to the sweeping FOMC reductions to the Fed Funds Rate.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2020		2019		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$428,242	0.58%	$368,799	0.72%	$59,443	16.1%
Federal funds purchased	186,868	1.12	157,122	2.43	29,746	18.9
Short-term FHLB advances and other borrowings (2)	687,937	1.70	294,133	2.71	393,804	133.9
Total short-term borrowings	1,303,047	1.25	820,054	1.76	482,993	58.9
Long-term borrowings:
FHLB advances	556,951	1.93	615,343	2.48	(58,392)	(9.5)
Other long-term debt	506,263	4.30	387,120	4.49	119,143	30.8
Total long-term borrowings	1,063,214	3.06	1,002,463	3.26	60,751	6.1
Total borrowings	$2,366,261	2.06%	$1,822,517	2.59%	$543,744	29.8%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings increased $483.0 million, or 58.9%, primarily as a result of a $393.8 million increase in short-term FHLB advances and other borrowings. Total short-term customer funding and federal funds purchased also increased during the first quarter of 2020. The average cost of short-term borrowings decreased 51 bp, mainly due to the net impact of changes in the Fed Funds Rate.

Average total long-term borrowings increased $60.8 million, or 6.1%, during the first quarter of 2020, compared to the same period of 2019, as a result of the issuance of $375.0 million of subordinated notes in March of 2020, partially offset by a decrease in average FHLB advances.

Provision for Credit Losses

The provision for credit losses was $44.0 million for the first quarter of 2020, an increase of $38.9 million from the same period of 2019. The increase was the result of several factors, most notably, the overall downturn in economic forecasts due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Wealth management	$15,055	$13,239	$1,816	13.7%
Commercial banking:
Merchant and card	5,624	5,558	66	1.2
Cash management	4,742	4,361	381	8.7
Capital markets	5,075	2,515	2,560	101.8
Other commercial banking	2,978	2,816	162	5.8
Total commercial banking	18,419	15,250	3,169	20.8
Consumer banking:
Card	4,685	4,686	(1)	—
Overdraft	4,058	4,104	(46)	(1.1)
Other consumer banking	2,496	2,587	(91)	(3.5)
Total consumer	11,239	11,377	(138)	(1.2)
Mortgage banking:
Gains on sales of mortgage loans	6,181	3,122	3,059	98.0
Mortgage servicing	53	1,650	(1,597)	(96.8)
Total mortgage banking	6,234	4,772	1,462	30.6
Other	3,651	2,048	1,603	78.3
Total, excluding investment securities gains, net	54,598	46,686	7,912	16.9
Investment securities gains, net	46	65	(19)	(29.2)
Total non-interest income	$54,644	$46,751	$7,893	16.9%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $7.9 million, or 16.9%, in the first quarter of 2020 as compared to the same period in 2019. Wealth management revenues increased $1.8 million, or 13.7%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance prior to the impact of COVID-19 at the end of the quarter.

Total commercial banking income increased $3.2 million, or 20.8%, compared to the same period in 2019, driven by increases in capital markets revenues, primarily commercial loan interest rate swap income, and cash management fees.

Mortgage banking income increased $1.5 million, or 30.6%, driven by an increase in gains on sales of mortgage loans, partially offset by a decrease in mortgage servicing income. The increase in gains on sales of mortgage loans reflected increases in both the volume of loans sold and higher spreads on sales. The decrease in mortgage servicing income resulted from a $1.1 million increase to the valuation allowance for MSR's.

Other income increased $1.6 million, as a result of additional investments made in bank owned life insurance in 2019 and gains on sales of certain properties.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Salaries and employee benefits	$80,228	$77,757	$2,471	3.2%
Net occupancy	13,486	12,909	577	4.5
Data processing and software	11,645	10,353	1,292	12.5
Other outside services	7,881	8,352	(471)	(5.6)
Professional fees	4,202	3,960	242	6.1
Equipment	3,418	3,342	76	2.3
FDIC insurance	2,808	2,609	199	7.6
State taxes	2,804	2,002	802	40.1
Marketing	1,579	2,160	(581)	(26.9)
Amortization of tax credit investments	1,450	1,491	(41)	(2.7)
Intangible amortization	132	107	25	23.4
Other	12,919	12,782	137	1.1
Total non-interest expense	$142,552	$137,824	$4,728	3.4%

The $2.5 million, or 3.2%, increase in salaries and employee benefits reflected the net impact of an increase in employee salaries, due mainly to annual merit increases and commissions, and an increase in benefits, primarily due to higher health insurance and 401K matching expense, partially offset by lower defined benefits expense compared to 2019. Staffing levels were consistent in both periods.

Data processing and software increased $1.3 million, or 12.5%, reflecting higher transaction volumes and costs related to technology initiatives.

Professional fees increased $242,000, or 6.1%, primarily due to an increase in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

State taxes increased $802,000, or 40.1%, primarily driven by an increase in PA shares tax expense, and a reduction in tax credits.

Marketing expense decreased $581,000, or 26.9%, as the prior year period included costs associated with the consolidation of the Corporation's banking subsidiaries into Fulton Bank.

Income Taxes

Income tax expense for the three months ended March 31, 2020 was $2.8 million, a $7.7 million decrease from $10.5 million for the same period in 2019. The Corporation’s ETR was 9.6% for the three months ended March 31, 2020, as compared to 15.6% in the same period of 2019. The decrease in income tax expense and the ETR primarily resulted from a decrease in income before taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	March 31, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$856,360	$517,791	$338,569	65.4%
FRB and FHLB Stock	118,989	97,422	21,567	22.1
Loans held for sale	40,645	37,828	2,817	7.4
Investment securities	3,141,440	2,867,378	274,062	9.6
Net Loans	16,838,895	16,673,904	164,991	1.0
Premises and equipment	236,908	240,046	(3,138)	(1.3)
Goodwill and intangibles	535,171	535,303	(132)	—
Other assets	1,161,451	916,368	245,083	26.7
Total Assets	$22,929,859	$21,886,040	$1,043,819	4.8%
Liabilities and Shareholders’ Equity
Deposits	$17,365,026	$17,393,913	$(28,887)	(0.2)%
Short-term borrowings	1,386,808	883,241	503,567	57.0
Long-term borrowings	1,378,466	881,769	496,697	56.3
Other liabilities	513,811	384,941	128,870	33.5
Total Liabilities	20,644,111	19,543,864	1,100,247	5.6
Total Shareholders’ Equity	2,285,748	2,342,176	(56,428)	(2.4)
Total Liabilities and Shareholders’ Equity	$22,929,859	$21,886,040	$1,043,819	4.8%

Cash and Cash Equivalents

The $338.6 million, or 65.4%, increase in cash and cash equivalents mainly resulted from additional collateral required to be posted with counterparties for derivative contracts as well as additional cash maintained at the FRB for liquidity purposes due to the uncertainty surrounding COVID-19.

FRB and FHLB Stock

FRB and FHLB stock increased $21.6 million, or 22.1%, due to an increase in FHLB stock as a result of higher short-term and long-term FHLB borrowings as of March 31, 2020 compared to December 31, 2019.

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Available for Sale
State and municipal securities	$848,084	$652,927	$195,157	29.9%
Corporate debt securities	373,478	377,357	(3,879)	(1.0)
Collateralized mortgage obligations	667,652	693,718	(26,066)	(3.8)
Residential mortgage-backed securities	220,629	177,312	43,317	24.4
Commercial mortgage-backed securities	587,325	494,297	93,028	18.8
Auction rate securities	93,666	101,926	(8,260)	(8.1)
Total available for sale securities	$2,790,834	$2,497,537	$293,297	11.7%
Held to Maturity
Residential mortgage-backed securities	$350,606	$369,841	$(19,235)	(5.2)%
Total Investment Securities	$3,141,440	$2,867,378	$274,062	9.6%

Total AFS securities increased $293.3 million, or 11.7%, primarily due to the investment of a portion of the proceeds from the issuance of $375.0 million of subordinated notes. See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for additional detail on the subordinated notes issuance. Other increases resulted from the reinvestment of ordinary cash flows from prepayments, repayments, calls or maturities. Total HTM securities decreased $19.2 million, or 5.2%, primarily as a result of principal repayments and premium amortization. There were no purchases of or transfers into HTM securities during the periods presented.

Loans

The following table presents ending balances of Net Loans outstanding:

	March 31, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,895,069	$6,700,776	$194,293	2.9%
Commercial and industrial	4,451,239	4,446,701	4,538	0.1
Real estate – residential mortgage	2,718,290	2,641,465	76,825	2.9
Real estate – home equity	1,292,677	1,314,944	(22,267)	(1.7)
Real estate – construction	947,768	971,079	(23,311)	(2.4)
Consumer	468,172	463,164	5,008	1.1
Equipment lease financing and other	327,272	322,625	4,647	1.4
Overdrafts	2,381	3,582	(1,201)	(33.5)
Gross loans	17,102,868	16,864,336	238,532	1.4
Unearned income	(25,465)	(26,810)	1,345	(5.0)
Net Loans	$17,077,403	$16,837,526	$239,877	1.4%

Net Loans increased $239.9 million, or 1.4%, in comparison to December 31, 2019, primarily due to growth in residential and commercial mortgage loans, partially offset by decreases in home equity and construction loans.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. Approximately $7.8 billion, or 45.9%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2020. The Corporation's internal policy limits its maximum total lending commitment to an individual borrowing relationship to $55 million as of March 31, 2020. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

As of April 30, 2020, under the PPP the Company received approximately 9,200 applications, of which approximately 7,200 had been funded totaling $1.8 billion in new loans and an additional approximately $200 million was in the process of being funded.

The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as accommodation and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	March 31, 2020	December 31, 2019
Real estate (1)	43.0%	41.4%
Health care	7.7	8.1
Agriculture	6.8	7.1
Construction (2)	6.0	6.2
Manufacturing	6.1	6.0
Other services	4.9	4.7
Retail	4.2	4.2
Accommodation and food services	4.2	4.1
Wholesale trade	3.8	3.6
Educational services	3.1	4.1
Professional, scientific and technical services	2.8	2.9
Arts, entertainment and recreation	2.4	2.2
Public administration	1.9	2.0
Transportation and warehousing	1.3	1.2
Other (4)	1.8	2.2
Total	100.0%	100.0%

(1)	Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.

(2)	Includes commercial loans to borrowers engaged in the construction industry.

(3)	Excludes public administration.

(4)	Includes energy.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2020:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended March 31, 2020
Balance at December 31, 2019	$48,106	$33,166	$3,618	$16,676	$7,004	$—	$16,528	$125,098
Additions	16,659	7,615	—	887	1,174	1,213	526	28,074
Payments	(12,791)	(4,253)	(58)	(163)	(524)	—	(560)	(18,349)
Charge-offs	(10,899)	(855)	—	(187)	(316)	(1,213)	(95)	(13,565)
Transfers to OREO	—	(16)	—	(820)	(77)	—	—	(913)
Balance at March 31, 2020	$41,075	$35,657	$3,560	$16,393	$7,261	$—	$16,399	$120,345

Non-accrual loans decreased $4.8 million, or 3.8%, in comparison to December 31, 2019, primarily as a result of payments and charge-offs, partially offset by additions to non-accrual loans.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Non-accrual loans	$120,345	$125,098
Loans 90 days or more past due and still accruing	19,593	16,057
Total non-performing loans	139,938	141,155
OREO (1)	6,593	6,831
Total non-performing assets	$146,531	$147,986
Non-performing loans to total loans	0.82%	0.84%
Non-performing assets to total assets	0.64%	0.68%
ACL - loans to non-performing loans	170%	116%
(1) Excludes $14.8 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2020.

Non-performing loans decreased $5.2 million, or 3.7%, in comparison to December 31, 2019. Non-performing loans as a percentage of total loans were 0.82% at March 31, 2020 in comparison to 0.84% at December 31, 2019. See Note 4, "Allowance for Credit Losses and Asset Quality," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents loans whose terms have been modified under TDRs, by type, as of the indicated dates:

	March 31, 2020	December 31, 2019
	(in thousands)
Real estate - residential mortgage	$21,473	$21,551
Real estate - home equity	14,513	15,068
Real estate - commercial mortgage	7,648	13,330
Commercial and industrial	4,771	5,193
Consumer	7	8
Total accruing TDRs	48,412	55,150
Non-accrual TDRs (1)	27,600	20,825
Total TDRs	$76,012	$75,975
(1) Included with non-accrual loans in the preceding table.

The Company has adopted a disaster relief and assistance program and has provided assistance through payment deferrals and forbearances to consumer, small business and commercial customers that have been impacted by the COVID-19 pandemic.

The ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals and consumer loans is based on payment history, through the monitoring of delinquency levels and trends. For a description of the Corporation's risk ratings, see Note 4, "Allowance for Credit Losses and Asset Quality," in the Notes to Consolidated Financial Statements.

Total internally risk-rated loans were $12.2 billion as of March 31, 2020 and $12.0 billion as of December 31, 2019. The following table presents internal risk ratings for commercial and industrial loans, real estate - commercial mortgages and real estate - construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans by banking regulators) or Substandard or lower (considered "classified" loans by banking regulators), by class segment.

	Special Mention		Increase (Decrease)		Substandard or Lower		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2020	December 31, 2019	$	%	March 31, 2020	December 31, 2019	$	%	March 31, 2020	December 31, 2019
	(dollars in thousands)
Real estate - commercial mortgage	$138,625	$137,163	$1,462	1.1%	$127,825	$134,206	$(6,381)	(4.8)%	$266,450	$271,369
Commercial and industrial	158,748	181,107	(22,359)	(12.3)	159,374	199,760	(40,386)	(20.2)	318,122	380,867
Real estate - construction(1)	8,793	4,219	4,574	108.4	6,789	6,137	652	10.6	15,582	10,356
Total	$306,166	$322,489	$(16,323)	(5.1)%	$293,988	$340,103	$(46,115)	(13.6)%	$600,154	$662,592

% of total risk rated loans	2.5%	2.7%			2.4%	2.8%			4.9%	5.5%

(1) Excludes construction - other

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
ACL - loans	$238,508	$163,622
ACL - OBS credit exposure (1)	18,963	2,587
Total ACL	$257,471	$166,209

ACL - loans to net loans outstanding	1.40%	0.97%

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL related to loans:

	Three months ended March 31
	2020	2019
	(dollars in thousands)
Average balance of net loans	$16,860,067	$16,194,375

Balance of ACL - loans at beginning of period	$163,622	$169,410
Impact of adopting CECL	45,723	—
Loans charged off:
Commercial and industrial	10,899	2,787
Consumer	1,213	683
Real estate – commercial mortgage	855	1,145
Real estate – home equity	316	219
Real estate – residential mortgage	187	655
Real estate – construction	—	95
Equipment lease financing and other	533	785
Total loans charged off	14,003	6,369
Recoveries of loans previously charged off:
Commercial and industrial	1,734	1,243
Real estate – commercial mortgage	244	136
Real estate – home equity	646	197
Real estate – residential mortgage	85	132
Real estate – construction	70	84
Consumer	—	210
Equipment lease financing and other	108	229
Total recoveries	2,887	2,231
Net loans charged off	11,116	4,138
Provision for credit losses (1)	40,279	5,100
Balance of ACL - loans at end of period	$238,508	$170,372

Net charge-offs to average loans (annualized)	0.26%	0.10%

(1) Provision included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three months ended March 31, 2020 was $40.3 million. Prior periods did not incorporate "life of loan" losses and applied methodology on an incurred loss model, which would not have considered economic forecasts or forward-looking consideration over the remaining expected lives of loans. The amount recorded for the three months ended March 31, 2020 was primarily driven by economic assumptions, which considered the impact of COVID-19.

In addition, net charge-offs were approximately $7.0 million higher in 2020 compared to 2019. Annualized net charge-offs as a percentage of average loans for the first quarter of 2020 were 0.26%, as compared to 0.10% during the same period of 2019.

The following table summarizes the allocation of the ACL - loans:

	March 31, 2020		December 31, 2019
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$90,319	40.3%	$45,610	39.7%
Commercial and industrial	63,606	26.0	68,602	26.4
Real estate - residential mortgage	42,427	7.6	19,771	7.8
Real estate - home equity	15,253	15.9	17,744	15.7
Consumer	9,865	2.7	3,762	5.8
Real estate - construction	8,398	5.5	4,443	2.7
Equipment lease financing and other	8,640	1.9	3,690	1.9%
Total ACL - loans	$238,508	100.0%	$163,622	100.0%
(1) Ending loan balances as of a % of total loans for the periods presented.
N/A - Not applicable

Other Assets

Other assets increased $245.1 million, or 26.7%, primarily due to higher fair values of derivative contracts and an increase in the net deferred tax asset as the result of the adoption of CECL and a reclassification from accrued federal income tax.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

	March 31, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,531,872	$4,453,324	$78,548	1.8%
Interest-bearing demand	4,724,520	4,720,188	4,332	0.1
Savings	5,092,865	5,153,941	(61,076)	(1.2)
Total demand and savings	14,349,257	14,327,453	21,804	0.2
Brokered deposits	313,337	264,531	48,806	18.5
Time deposits	2,702,432	2,801,929	(99,497)	(3.6)
Total deposits	$17,365,026	$17,393,913	$(28,887)	(0.2)%

The following table presents ending borrowings, by type, as of the dates indicated:

	March 31, 2020	December 31, 2019	Increase
			$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$461,808	$383,241	$78,567	20.5%
Federal funds purchased	200,000	—	200,000	N/M
Short-term FHLB advances and other borrowings (2)	725,000	500,000	225,000	45.0
Total short-term borrowings	1,386,808	883,241	503,567	57.0
Long-term borrowings:
FHLB advances	616,011	491,024	124,987	25.5
Other long-term debt	762,455	390,745	371,710	95.1
Total long-term borrowings	1,378,466	881,769	496,697	56.3
Total borrowings	$2,765,274	$1,765,010	$1,000,264	56.7%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with an original maturity term of less than one year.
N/M - Not meaningful

Total short-term borrowings increased $503.6 million, or 57.0%, due to $200.0 million of federal funds purchased and an increase of $78.6 million, or 20.5%, in short-term customer funding and a $225.0 million increase in short-term FHLB advances and other borrowings. The increase in short-term borrowings supported the growth in interest-earning assets. Long-term FHLB advances increased $125.0 million, or 25.5%, and other long-term debt increased $371.7 million as the result of the issuance of $375.0 million of subordinated notes in March 2020 as discussed in the "Overview" section of Management's Discussion.

Other Liabilities

Other liabilities increased $128.9 million, or 33.5%, primarily as the result of an increase in the fair values of derivative contracts.

Shareholders' Equity

Total shareholders’ equity decreased $56.4 million during the first three months of 2020. The decrease was due primarily to the $43.8 million reduction to retained earnings as a result of the adoption of CECL on January 1, 2020, the $39.7 million of common stock repurchases and $21.0 million of common stock cash dividends, partially offset by $26.0 million of net income, and an $18.4 million increase in accumulated other comprehensive income, mainly due to improvements in fair values of AFS securities.

In October 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020. During the three months ended March 31, 2020, 2.9 million shares were repurchased at a total cost of $39.7 million, or $13.65 per share, under this program. Up to an additional $60.3 million of the Corporation's common stock may be repurchased under this program. Under the repurchase program, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time and was suspended in mid-March in order to preserve liquidity in response to potential unknown economic impacts due to the COVID-19 pandemic.

Regulatory Capital

The Corporation and its subsidiary bank, Fulton Bank, are subject to regulatory capital requirements ("Capital Rules") administered by banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Corporation’s financial statements.

The Capital Rules require the Corporation and Fulton Bank to:

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

The Corporation and Fulton Bank are also required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The Capital Rules use a standardized approach for risk weightings that expands the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weightings for a variety of asset categories.

As of March 31, 2020, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the Capital Rules.

In March 2020, the banking regulators amended the optional CECL Transition Rule to allow banks to add back to regulatory capital the decrease recorded to retained earnings at the CECL adoption date, or January1, 2020 for the Corporation, plus 25% of additions to the ACL over the next two years. These amounts will then be phased in as reductions to regulatory capital over the following three years, or 2022 - 2024. Prior to this amendment, the regulatory capital impact of adopting CECL was to be phased in over a 3-year period beginning in 2020. The Corporation has elected to apply the amended rule to the regulatory capital treatment for the adoption of CECL.

As of March 31, 2020, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There are no conditions or events since March 31, 2020 that management believes have changed the institutions’ capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2020	December 31, 2019	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.8%	11.8%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	9.4%	9.7%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.4%	9.7%	4.5%	7.0%
Tier I Capital (to Average Assets)	7.9%	8.4%	4.0%	4.0%

The increase in the total capital ratio from December 31, 2019 to March 31, 2020 was mainly due to the issuance of $375.0 million of subordinated notes in March 2020, as discussed in the "Overview" of Management's Discussion, partially offset by common stock repurchases during the quarter.

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

The Corporation employs various management techniques to minimize its exposure to interest rate risk. An ALCO is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions.

The Corporation uses two complementary methods to measure and manage interest rate risk. They are simulation of net interest income and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 bp shock in interest rates, 15% for a 200 bp shock and 20% for a 300 bp shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period.

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of March 31, 2020 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $93.1 million	15.4%
+300 bp	+ $70.0 million	11.6%
+200 bp	+ $46.2 million	7.6%
+100 bp	+ $21.4 million	3.5%

(1)	These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bp shock in interest rates, 20% for a 200 bp shock and 30% for a 300 bp shock. As of March 31, 2020, the Corporation was within economic value of equity policy limits for every 100 bp shock.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2020, the Corporation had $1.3 billion of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $3.3 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2020, the Corporation had aggregate federal funds lines of $1.8 billion, with $200.0 million borrowed against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of March 31, 2020, the Corporation had $465 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The Consolidated Statements of Cash Flows provide additional information. The Corporation’s operating activities during the first three months of 2020 used $46.9 million of cash, mainly due to net income of $26.0 million, partially offset by the net impact of provision for credit losses of $44.0 million and other operating activities of $133.6 million. Cash used in investing activities was $526.6 million, mainly due to net increases in investments and loans. Cash provided by financing activities was $912.0 million due mainly to increases in short-term borrowings and long-term debt.

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

State and Municipal Securities

As of March 31, 2020, the Corporation owned securities issued by various states or municipalities with a total cost basis of $825.9 million and a fair value of $848.1 million. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2020, approximately 99% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 63% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer TruPS, subordinated debt and senior debt issued by financial institutions. As of March 31, 2020, these securities had an amortized cost of $375.1 million and an estimated fair value of $373.5 million.

See "Note 9 - Fair Value Measurements," in the Notes to Consolidated Financial Statements for further discussion related to the fair values of debt securities.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, the Corporation implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Corporation’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of the material risks and uncertainties that could adversely affect the Corporation's business, results of operations and financial condition. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K.

The outbreak of the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the Corporation’s business, results of operations and financial condition for an indefinite period.

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused substantial disruption in economic and social activity, both globally and in the United States. The spread of COVID-19, and the related government actions to mandate or encourage temporary closures of businesses, quarantines, social distancing and "stay at home" orders, have caused severe disruptions in the U.S. economy, which has, in turn, disrupted, and will likely continue to disrupt, the business, activities, and operations of the Corporation’s customers, as well as the Corporation’s own business and operations.

The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks and oil price volatility, could further destabilize the financial markets and the economies of the geographic markets in which the Corporation operates. The resulting impacts of the pandemic on consumers, including the sudden, significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Corporation offers, as well as the creditworthiness of current and prospective borrowers. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Corporation’s markets, may cause customers, vendors and counterparties to be unable to meet existing payment or other obligations to the Corporation.

The Corporation’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The Corporation expects the pandemic to limit, at least for a period of time, customer demand for many banking products and services. Many companies and residents in the Corporation’s market areas are subject to a mandatory "non-essential business" shut-downs and stay at home orders, which have reduced banking activity across the Corporation’s market areas. In response to these mandates, the Corporation has temporarily limited most locations to drive-up and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations, temporarily closed some locations and encouraged the Corporation’s customers to use electronic banking platforms. The Corporation expects these measures to remain in place for an undetermined period of time. The increased use of electronic banking platforms by the Corporation’s customers may expose the Corporation to increased operational risks, including fraud and cybersecurity risks. In addition, the use of quarantines and social distancing methods to curtail the spread of COVID-19 - whether mandated by governmental authorities or recommended as a public health practice - may adversely affect the Corporation’s operations as key personnel, employees and customers avoid physical interaction. A significant portion of the Corporation’s employees has transitioned to working remotely as a result of the COVID-19 pandemic, which, in addition to requiring added support from the Corporation’s information technology infrastructure, increases cybersecurity risks. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Corporation’s business. It is not yet known what impact these operational changes may have on the Corporation’s financial performance.

The Corporation has offered, and may continue to offer, payment deferrals, forbearances, fee waivers, and other forms of assistance to commercial, small business and consumer customers that have been impacted by the COVID-19 pandemic. If these customers are unable to repay their loans in a timely manner when payment deferrals, forbearances or other forms of assistance end, delinquency levels may increase, the Corporation may be required to reverse the accrual of interest during the deferral or forbearance period, and the Corporation may need to increase its ACL through provisions for credit losses. In addition, the existence of deferrals, forbearances and other forms of assistance provided to borrowers impacted by the COVID-19 pandemic may not be considered

TDRs or be required to be reflected as delinquent during the applicable deferral or forbearance period, and may make it more challenging to identify deterioration in individual borrower performance and in the loan portfolio generally.

In addition, the Corporation is a participating lender under the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operating costs during the COVID-19 pandemic. Under the PPP, the SBA guarantees 100% of the amounts loaned. There are areas of ambiguity in the laws, regulations and guidance relating to the operation of the PPP, which exposes the Corporation to potential risks relating to non-compliance with the requirements of the PPP. For example, other lenders have been named in litigation related to their processes and procedures for accepting and processing applications for PPP loans and other matters related to PPP loans. In addition, the Corporation may be exposed to credit risk in connection with PPP loans if a determination is made by the SBA that a deficiency exists in the manner in which the PPP loan was originated, funded or serviced. If a deficiency is identified, the SBA may deny or limit its liability under its guaranty, or seek to recover from the Corporation amounts paid pursuant to its guaranty. Moreover, loan programs adopted by the federal government, such as the PPP and the Main Street Lending Program, while intended to lessen the impact of the pandemic on businesses, may result in a decreased demand for the Corporation’s loan products.

There continue to be broad concerns related to the potential effects of the COVID-19 pandemic. Even after government-mandated business shut-downs and stay at home orders expire, the aftereffects of the pandemic may continue to have an adverse effect on, among other things, (i) the Corporation’s ability to attract customer deposits, (ii) the ability of the Corporation’s borrowers to satisfy their obligations, (iii) the demand for the Corporation’s loans or the Corporation’s other products and services and/or (iv) unemployment rates, financial markets, real estate markets or economic growth. Further, the timing and ability of the Corporation’s customers’ businesses to re-open and ramp up to prior levels of activity will vary, depending upon geography, industry and other factors.

The outbreak of COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including a reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Corporation’s net interest income and margins and the Corporation’s profitability.

The COVID-19 pandemic and its impact on the economy heightens the risk associated with many of the risk factors described in the Corporation’s previous reports filed with the Securities and Exchange Commission, including those related to economic conditions in the Corporation’s market areas, interest rates, loan losses, operational risks, the Corporation’s reliance on its executives and third party service providers and impairments of goodwill and intangible assets. For example, borrower loan defaults that adversely affect the Corporation’s earnings correlate with deteriorating economic conditions. If the Corporation’s borrowers are unable to meet their payment obligations, the Corporation will be required to increase the ACL through provisions for credit losses. The Corporation’s recent adoption of CECL, in the context of the COVID-19 pandemic, resulted in a substantial increase in the ACL, through a provision for credit losses, in the first quarter of 2020. In addition, the application of the CECL model may require future additions to the ACL, if, for example, assessments relating to the severity or duration of the COVID-19 pandemic and its impact on the economy cause forecasts of future economic conditions to decline further.

The impact of the pandemic on the Corporation’s financial results is evolving and uncertain. The decline in economic activity occurring due to the COVID-19 pandemic and the actions by the FOMC with respect to interest rates are likely to affect the Corporation’s net interest income, non-interest income and credit-related losses for an uncertain period of time. The Corporation believes that it may experience a material adverse effect in the Corporation’s business, results of operations and financial condition as a result of the COVID-19 pandemic for an indefinite period.

There have been no other material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2020 to January 31, 2020	—	$—	—	$100,000,000
February 1, 2020 to February 29, 2020	458,283	15.18	458,283	93,045,097
March 1, 2020 to March 31, 2020	2,449,590	13.37	2,907,873	60,304,122

In October 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020. During three months ended March 31, 2020, 2.9 million shares were repurchased at a total cost of $39.7 million, or $13.65 per share. Up to an additional $60.3 million of the Corporation's common stock may be repurchased under this program through December 31, 2020. Under the repurchase programs, repurchased shares were added to treasury stock, at cost.

As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time and was suspended in mid-March in order to preserve liquidity in response to potential unknown economic impacts due to the COVID-19 pandemic.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 11, 2020	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	May 11, 2020	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer