Form 10-Q
period 2020-06-30
FULTON FINANCIAL CORP
filed 2020-08-07
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020, or

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
Common Stock, $2.50 Par Value –162,073,000 shares outstanding as of July 31, 2020.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
ARC	Auction Rate Security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp	basis point(s)
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target Federal Funds Rate
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully Taxable-Equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
LGD	Loss given default
LIBOR	London Interbank Offered Rate
MSRs	Mortgage Servicing Rights
NIM	Net Interest Margin
Net Loans	Loans and lease receivables, (net of unearned income)
OBS	Off-Balance-Sheet
OREO	Other Real Estate Owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPP	Paycheck Protection Program
PSU	Performance-Based Restricted Stock Unit
RSU	Restricted Stock Unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax Credit Investment
TDR	Troubled Debt Restructuring
TruPS	Trust Preferred Securities

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$141,702	$132,283
Interest-bearing deposits with other banks	916,897	385,508
Cash and cash equivalents	1,058,599	517,791
FRB and FHLB stock	91,042	97,422
Loans held for sale	77,415	37,828
Investment securities:
AFS, at estimated fair value	2,644,299	2,497,537
HTM, at amortized cost	330,514	369,841
Loans	18,704,722	16,837,526
Less: ACL - loans	(256,537)	(163,622)
Net Loans	18,448,185	16,673,904
Premises and equipment	239,596	240,046
Accrued interest receivable	73,720	60,898
Goodwill and intangible assets	535,039	535,303
Other assets	1,119,454	855,470
Total Assets	$24,617,863	$21,886,040
LIABILITIES
Deposits:
Noninterest-bearing	$6,239,055	$4,453,324
Interest-bearing	13,645,153	12,940,589
Total Deposits	19,884,208	17,393,913
Short-term borrowings	572,551	883,241
Accrued interest payable	11,571	8,834
Long-term borrowings	1,295,196	881,769
Other liabilities	513,836	376,107
Total Liabilities	22,277,362	19,543,864
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 223.0 million shares issued in 2020 and 222.4 million issued in 2019	557,569	556,110
Additional paid-in capital	1,503,750	1,499,681
Retained earnings	1,059,160	1,079,391
Accumulated other comprehensive gain (loss)	51,439	(137)
Treasury stock, at cost, 61.1 million shares in 2020 and 58.2 million shares in 2019	(831,417)	(792,869)
Total Shareholders’ Equity	2,340,501	2,342,176
Total Liabilities and Shareholders’ Equity	$24,617,863	$21,886,040

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$158,928	$188,310	$334,452	$372,054
Investment securities:
Taxable	15,171	15,935	31,465	31,370
Tax-exempt	5,323	3,271	10,031	6,550
Loans held for sale	509	350	829	590
Other interest income	766	2,168	3,297	4,170
Total Interest Income	180,697	210,034	380,074	414,734
INTEREST EXPENSE
Deposits	17,118	32,548	43,558	62,237
Short-term borrowings	517	4,462	4,590	8,044
Long-term borrowings	10,307	8,480	18,426	16,594
Total Interest Expense	27,942	45,490	66,574	86,875
Net Interest Income	152,754	164,544	313,500	327,859
Provision for credit losses	19,570	5,025	63,600	10,125
Net Interest Income After Provision for Credit Losses	133,184	159,519	249,900	317,734
NON-INTEREST INCOME
Wealth management	13,407	14,153	28,462	27,392
Commercial banking	16,748	19,018	35,167	34,268
Consumer banking	9,138	12,367	20,377	23,744
Mortgage banking	9,964	6,593	16,198	11,365
Other	3,660	2,008	7,311	4,056
Non-Interest Income Before Investment Securities Gains	52,917	54,139	107,515	100,825
Investment securities gains, net	3,005	176	3,051	241
Total Non-Interest Income	55,922	54,315	110,566	101,066
NON-INTEREST EXPENSE
Salaries and employee benefits	81,012	78,991	161,240	156,748
Net occupancy	13,144	14,469	26,630	27,378
Data processing and software	12,193	11,268	23,838	21,621
Other outside services	7,600	11,259	15,481	19,611
Professional fees	3,331	2,970	7,533	6,930
Equipment	3,193	3,299	6,611	6,641
State Taxes	3,088	2,480	5,891	4,482
FDIC insurance	2,133	2,755	4,941	5,364
Marketing	1,303	2,863	2,882	5,023
Amortization of TCI	1,450	1,492	2,900	2,983
Intangible amortization	132	107	264	214
Prepayment penalty on FHLB advances	2,878	—	2,878	—
Other	11,549	12,215	24,469	24,997
Total Non-Interest Income	143,006	144,168	285,558	281,992
Income Before Income Taxes	46,100	69,666	74,909	136,808
Income taxes	6,542	9,887	9,303	20,366
Net Income	$39,559	$59,779	$65,606	$116,442
PER SHARE:
Net Income (Basic)	$0.24	$0.36	$0.40	$0.69
Net Income (Diluted)	0.24	0.35	0.40	0.68
Cash Dividends	0.13	0.13	0.26	0.26
See Notes to Consolidated Financial Statements
Note: numbers may not sum due to rounding

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Net Income	$39,559	$59,779	$65,606	$116,442
Other Comprehensive Income, net of tax:
Unrealized gain on securities	34,424	24,917	51,853	45,215
Reclassification adjustment for securities gains included in net income	(2,341)	(137)	(2,376)	(188)
Amortization of net unrealized losses on AFS securities transferred to HTM	793	1,021	1,589	1,995
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	—	(600)	—	(682)
Amortization of net unrecognized pension and postretirement income	255	275	510	566
Other Comprehensive Income	33,131	25,476	51,576	46,906
Total Comprehensive Income	$72,690	$85,255	$117,182	$163,348

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2020
Balance at March 31, 2020	161,435	$556,243	$1,502,189	$1,040,646	$18,308	$(831,638)	$2,285,748
Net income				39,559			39,559
Other comprehensive income					33,131		33,131
Stock issued	523	1,326	(350)			221	1,197
Stock-based compensation awards			1,911				1,911
Common stock cash dividends - $0.13 per share				(21,045)			(21,045)
Balance at June 30, 2020	161,958	$557,569	$1,503,750	$1,059,160	$51,439	$(831,417)	$2,340,501

Three months ended June 30, 2019
Balance at March 31, 2019	169,923	$554,485	$1,491,870	$980,708	$(37,633)	$(688,411)	$2,301,019
Net income				59,779			59,779
Other comprehensive income					25,476		25,476
Stock issued	429	1,205	(30)			(1,179)	(4)
Stock-based compensation awards			1,788				1,788
Acquisition of treasury stock	(3,449)					(57,509)	(57,509)
Common stock cash dividends - $0.13 per share				(21,751)			(21,751)
Balance at June 30, 2019	166,903	$555,690	$1,493,628	$1,018,736	$(12,157)	$(747,099)	$2,308,798

Six months ended June 30, 2020
Balance at December 31, 2019	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income				65,606			65,606
Other comprehensive income					51,576		51,576
Stock issued	648	1,459	540			1,200	3,198
Stock-based compensation awards			3,530				3,530
Acquisition of treasury stock	(2,908)					(39,748)	(39,748)
Impact of adopting CECL (1)				(43,807)			(43,807)
Common stock cash dividends - $0.26 per share				(42,030)			(42,030)
Balance at June 30, 2020	161,958	$557,569	$1,503,750	$1,059,160	$51,439	$(831,417)	$2,340,501

Six months ended June 30, 2019
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income				116,442			116,442
Other comprehensive loss					46,906		46,906
Stock issued	544	1,313	577			(237)	1,653
Stock-based compensation awards			3,348				3,348
Acquisition of treasury stock	(3,825)					(63,386)	(63,386)
Common stock cash dividends - $0.26 per share				(43,738)			(43,738)
Balance at June 30, 2019	166,903	$555,690	$1,493,628	$1,018,736	$(12,157)	$(747,099)	$2,308,798

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1, "Basis of Presentation" to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six months ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$65,606	$116,442
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	63,600	10,125
Depreciation and amortization of premises and equipment	14,331	13,924
Amortization of TCI	15,237	16,311
Net amortization of investment securities premiums	5,599	4,359
Investment securities gains, net	(3,051)	(241)
Gain on sales of mortgage loans held for sale	(22,728)	(8,302)
Proceeds from sales of mortgage loans held for sale	584,924	375,306
Originations of mortgage loans held for sale	(601,783)	(385,659)
Intangible amortization	264	214
Amortization of issuance costs and discounts on long-term debt	543	421
Stock-based compensation	3,530	3,348
Other changes, net	(161,412)	(67,400)
Total adjustments	(100,946)	(37,594)
Net cash (used in) provided by operating activities	(35,340)	78,848
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities AFS	187,819	283,952
Proceeds from principal repayments and maturities of AFS securities	147,551	113,154
Proceeds from principal repayments and maturities of HTM securities	40,374	40,058
Purchase of securities AFS	(418,395)	(538,629)
Sale (purchase) of FRB and FHLB stock	6,380	(17,965)
Net increase in loans	(1,882,433)	(205,404)
Net purchases of premises and equipment	(13,881)	(22,695)
Net cash paid for acquisition	—	(3,907)
Net change in tax credit investments	(4,873)	(11,092)
Net cash used in investing activities	(1,937,458)	(362,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	2,678,900	(228,999)
Net (decrease) increase in time deposits	(188,604)	241,735
(Decrease) increase in short-term borrowings	(310,690)	433,613
Additions to long-term debt	495,898	105,000
Repayments of long-term debt	(83,015)	(110,132)
Net proceeds from issuance of common stock	3,198	1,653
Dividends paid	(42,333)	(42,680)
Acquisition of treasury stock	(39,748)	(63,386)
Net cash provided by financing activities	2,513,606	336,804
Net Increase in Cash and Cash Equivalents	540,808	53,124
Cash and Cash Equivalents at Beginning of Period	517,791	445,687
Cash and Cash Equivalents at End of Period	$1,058,599	$498,811
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$63,837	$88,186
Income taxes	11,051	4,932
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

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

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net of investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Corporation recorded an increase of $58.3 million to the ACL on January 1, 2020 as a result of the adoption of CECL. Retained earnings decreased $43.8 million and deferred tax assets increased by $12.4 million. Included in the $58.3 million increase to the ACL was $2.1 million for certain OBS credit exposures that was previously recognized in other liabilities before the adoption of CECL.

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

Loan origination fees and the related direct origination costs for loans originated under the PPP loan program are amortized on a straight-line basis over the repayment period of the loan. To the extent that a PPP loan is forgiven, the unamortized fees will be recorded at the time of forgiveness.

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

On March 27, 2020 the CARES Act was signed into law. The CARES Act includes an option for financial institutions to suspend the requirements of GAAP for certain loan modifications that would otherwise be categorized as a TDR. Certain conditions must be met with respect to the loan modification including that the modification is related to COVID-19, the modified loan was not more than 30 days past due on December 31, 2019 and the modification was executed between March 1, 2020 and the earlier of (a) 60 days after the date of the COVID-19 national emergency comes to an end or (b) December 31, 2020. The Corporation is applying the option under the CARES act for all loan modifications that qualify.

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

Allowance for Credit Losses: The discussion that follows describes the methodology for determining the ACL under the CECL model that was adopted January 1, 2020. The allowance methodology for prior periods is disclosed in the Corporation’s 2019 Annual Report on Form 10-K.

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

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include loans on accrual status, excluding accruing TDRs, and loans initially evaluated individually, but determined not to have enhanced credit risk characteristics. This category includes loans on non-accrual status and TDRs where the total commitment amount is less than $1 million. In order to determine the ACL:

•Loans are aggregated into pools based on similar risk characteristics.
•The PD and LGD CECL model components are determined based on loss estimates driven by historical experience at the input level.
•The PD model component uses "through the economic cycle transition" matrices based on the Corporation's historical loan and transaction data across each pool of loans.
•The LGD model component calculates a lifetime LGD estimate across each pool of loans utilizing a non parametric loss curve modeling approach.
•Reasonable and supportable forecasts are incorporated into the PD model component.
•Reasonable and supportable forecast periods are based on different economic forecasts and scenarios sourced from an external party. A future loss forecast over the reasonable and supportable forecast period is based on the projected performance of specific economic variables that statistically correlate with the PD and LGD pools. After the reasonable and supportable forecast period, loss estimates naturally revert to input-level reversion.
•Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.
•A constant prepayment rate is calculated for each loan pool in the CECL model.

Loans Evaluated Individually: Loans evaluated individually for expected credit losses include loans on non-accrual status and TDRs where the commitment amount equals or exceeds $1.0 million. The required ACL for such loans is determined using either the present value of expected future cash flows, observable market price or the fair value of collateral.

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

The following is a summary of the Corporation's internal risk rating categories:

•Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

•Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of Substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

•Substandard or Lower: These loans are inadequately protected by current sound worth and paying capacity of the borrower. There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The allocation of the ACL is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type.

Qualitative and Other Adjustments to ACL: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, competition, model imprecision, and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These categories include but are not limited to loans-in-process, trade acceptances and overdrafts.

OBS Credit Exposures: The ACL for OBS credit exposures is recorded in other liabilities on the consolidated balance sheets. This portion of the ACL represents management’s estimate of expected losses in its unfunded loan commitments and other OBS credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The ACL specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for OBS credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses.

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of June 30, 2020, no HTM debt securities required an ACL as these investments consist solely of government guaranteed residential mortgage-backed securities.

AFS Debt Securities: The ACL approach for AFS debt securities differs from the CECL approach used for HTM debt securities as AFS debt securities are carried at fair value rather than amortized cost. Prior to the adoption of CECL, credit losses on AFS debt securities were determined using an OTTI approach. Under CECL, the concept of OTTI has been eliminated, but the general approach to determining credit losses is largely consistent with the OTTI method. Under CECL, credit losses on AFS debt securities are recognized through an ACL rather than through a direct write-down of the security. As of June 30, 2020, no AFS debt securities required an ACL.

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

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Bank is required to maintain reserves against its deposit liabilities. Prior to March 2020, reserves were in the form of cash and balances with the FRB. The FRB suspended cash reserve requirements effective March 26, 2020. The amount of such reserves as of December 31, 2019 was $218.9 million. In addition, cash collateral is posted by the Corporation with counterparties to secure derivative and other contracts. The amounts of such cash collateral as of June 30, 2020 and December 31, 2019 were $473.2 million and $199.6 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities as of June 30, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
State and municipal securities	$852,617	$41,292	$(227)	$893,682
Corporate debt securities	312,507	15,168	(2,322)	325,353
Collateralized mortgage obligations	559,281	19,113	—	578,394
Residential mortgage-backed securities	156,152	4,716	—	160,868
Commercial mortgage-backed securities	560,294	24,849	—	585,143
Auction rate securities	107,410	—	(6,551)	100,859
Total	$2,548,261	$105,138	$(9,100)	$2,644,299

Held to Maturity
Residential mortgage-backed securities	$330,514	$23,595	$—	$354,109

The following table presents the amortized cost and estimated fair values of investment securities as of December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for Sale
State and municipal securities	$638,125	$15,826	$(1,024)	$652,927
Corporate debt securities	370,401	8,490	(1,534)	377,357
Collateralized mortgage obligations	682,307	11,726	(315)	693,718
Residential mortgage-backed securities	177,183	1,078	(949)	177,312
Commercial mortgage-backed securities	489,603	6,471	(1,777)	494,297
Auction rate securities	107,410	—	(5,484)	101,926
Total	$2,465,029	$43,591	$(11,083)	$2,497,537

Held to Maturity
Residential mortgage-backed securities	$369,841	$13,864	$—	$383,705

Securities carried at $468.8 million at June 30, 2020 and $462.6 million at December 31, 2019 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

During the second quarter of 2020, the Corporation completed a limited balance sheet restructuring that included the sale of investment securities, with an amortized cost $79.0 million and an estimated fair value of $82.0 million, resulting in net investment securities gains of $3.0 million. Offsetting these gains were $2.9 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

The amortized cost and estimated fair values of debt securities as of June 30, 2020, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$12,731	$12,731	$—	$—
Due from one year to five years	31,144	32,687	—	—
Due from five years to ten years	301,186	313,583	—	—
Due after ten years	927,473	960,893	—	—
	1,272,534	1,319,894	—	—
Residential mortgage-backed securities(1)	156,152	160,868	330,514	354,109
Commercial mortgage-backed securities(1)	560,294	585,143	—	—
Collateralized mortgage obligations(1)	559,281	578,394	—	—
Total	$2,548,261	$2,644,299	$330,514	$354,109

(1) Mortgage-backed securities and collateralized mortgage obligations do not have stated maturities and are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of investment securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains
	(in thousands)
Three months ended
June 30, 2020	$6,334	$(3,329)	$3,005
June 30, 2019	3,012	(2,836)	176

Six months ended
June 30, 2020	$6,451	$(3,400)	$3,051
June 30, 2019	3,269	(3,028)	241

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020:

	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale		(in thousands)
State and municipal securities	9	$30,378	$(227)	—	$—	$—	$30,378	$(227)
Corporate debt securities	15	85,486	(2,322)	—	—	—	85,486	(2,322)
Auction rate securities	—	—	—	177	100,859	(6,551)	100,859	(6,551)
Total available for sale(1)	24	$115,864	$(2,549)	177	$100,859	$(6,551)	$216,723	$(9,100)

(1) No HTM securities were in an unrealized loss position as of June 30, 2020.

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019:

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

(1) No HTM securities were in an unrealized loss position as of December 31, 2019.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality, and the Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of June 30, 2020.

Based on management’s evaluations, no ACL was required for ARCs or corporate debt securities as of June 30, 2020. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 - Allowance for Credit Losses and Asset Quality

Net Loans are summarized as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Real estate - commercial mortgage	$6,934,936	$6,700,776
Commercial and industrial	5,971,201	4,446,701
Real-estate - residential mortgage	2,862,226	2,641,465
Real-estate - home equity	1,251,455	1,314,944
Real-estate - construction	972,909	971,079
Consumer	465,610	463,164
Equipment lease financing and other	266,521	322,625
Overdrafts	3,622	3,582
Gross loans	18,728,480	16,864,336
Unearned income	(23,758)	(26,810)
Net Loans	$18,704,722	$16,837,526

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

The following table presents the components of the ACL under CECL:

June 30, 2020
(in thousands)
ACL - loans	$256,537
ACL - OBS credit exposure	16,383
Total ACL	$272,920

The following table presents the activity in the ACL in 2020:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(in thousands)
Balance at beginning of period	$257,471	$166,209
Impact of adopting CECL (1)	—	58,348
Loans charged off	(8,047)	(22,050)
Recoveries of loans previously charged off	3,926	6,813
Net loans charged off	(4,121)	(15,237)
Provision for credit losses (2)	19,570	63,600
Balance at end of period	$272,920	$272,920
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $(2.6) million and $1.2 million related to OBS credit exposures for the three and six months ended June 30, 2020, respectively.

The following table presents the activity in the ACL - loans by portfolio segment, for the three and six months ended June 30, 2020:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended June 30, 2020
Balance at March 31, 2020	$90,319	$63,606	$15,253	$42,427	$8,398	$9,865	$8,640	$238,508
Loans charged off	(2,324)	(3,480)	(458)	(235)	(17)	(845)	(688)	(8,047)
Recoveries of loans previously charged off	95	2,978	44	112	—	605	92	3,926
Net loans recovered (charged off)	(2,229)	(502)	(414)	(123)	(17)	(240)	(596)	(4,121)
Provision for loan losses (1)	14,605	(1,657)	1,552	4,139	3,933	674	(1,096)	22,150
Balance at June 30, 2020	$102,695	$61,447	$16,391	$46,443	$12,314	$10,299	$6,948	$256,537
Six months ended June 30, 2020
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of CECL	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(3,179)	(14,379)	(745)	(422)	(17)	(2,087)	(1,221)	(22,050)
Recoveries of loans previously charged off	339	4,712	261	197	70	1,034	200	6,813
Net loans recovered (charged off)	(2,840)	(9,667)	(484)	(225)	53	(1,053)	(1,021)	(15,237)
Provision for loan losses (1)	30,564	21,088	(804)	5,662	3,803	1,621	495	62,429
Balance at June 30, 2020	$102,695	$61,447	$16,391	$46,443	$12,314	$10,299	$6,948	$256,537
(1) Provision included in the table only includes the portion related to Net Loans.

The following table presents the ACL - loans and amortized cost basis of Net Loans under CECL methodology as of June 30, 2020:

	ACL - Loans			Net Loans
	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total ACL - Loans	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Total Net Loans
	(in thousands)
June 30, 2020
Real Estate - Commercial Mortgage	$94,654	$8,041	$102,695	$6,873,754	$61,182	$6,934,936
Commercial and Industrial	54,413	7,034	61,447	5,927,424	43,777	5,971,201
Real Estate - Home Equity	8,510	7,881	16,391	1,228,411	23,044	1,251,455
Real Estate - Residential Mortgage	39,984	6,459	46,443	2,817,173	45,053	2,862,226
Real Estate - Construction	12,060	254	12,314	969,427	3,482	972,909
Consumer	10,182	117	10,299	465,418	192	465,610
Equipment Lease Financing and Other	6,948	—	6,948	229,562	16,823	246,385
Total	$226,751	$29,786	$256,537	$18,511,169	$193,553	$18,704,722

Allowance for Credit Losses, prior to January 1, 2020

Prior to January 1, 2020, the ACL consisted of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represented management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to Net Loans. The reserve for unfunded lending commitments represented management’s estimate of incurred losses in unfunded loan commitments and letters of credit, and was recorded in other liabilities on the consolidated balance sheets. The ACL was increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The following table presents the components of the ACL:

December 31, 2019
(in thousands)
Allowance for loan losses	$163,622
Reserve for unfunded lending commitments	2,587
ACL	$166,209

The following table presents the activity in the ACL for the periods indicated in 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)
Balance at beginning of period	$170,372	$169,410
Loans charged off	(3,711)	(10,080)
Recoveries of loans previously charged off	5,255	7,486
Net loans charged off	1,544	(2,594)
Provision for credit losses(1)	5,025	10,125
Balance at end of period	$176,941	$176,941
(1) Includes ($1.6 million) and ($2.2 million) related to reserve for unfunded lending commitments for the three and six months ended June 30, 2019, respectively.

The following table presents the activity in the allowance for loan losses, by portfolio segment, for the three and six months ended June 30, 2019:

	Real Estate - Commercial Mortgage	Commercial & Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended June 30, 2019
Balance at March 31, 2019	$51,946	$60,501	$19,215	$19,146	$4,941	$3,319	$3,041	$162,109
Loans charged off	(230)	(1,895)	(206)	(134)	(3)	(795)	(448)	(3,711)
Recoveries of loans previously charged off	169	2,680	223	211	1,245	579	148	5,255
Net loans recovered (charged off)	(61)	785	17	77	1,242	(216)	(300)	1,544
Provision for loan losses	2,974	5,055	(251)	(331)	(1,255)	260	128	6,580
Balance at June 30, 2019	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233
Six months ended June 30, 2019
Balance at December 31, 2018	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$160,537
Loans charged off	(1,375)	(4,682)	(425)	(789)	(98)	(1,478)	(1,233)	(10,080)
Recoveries of loans previously charged off	305	3,923	420	343	1,329	789	377	7,486
Net loans recovered (charged off)	(1,070)	(759)	(5)	(446)	1,231	(689)	(856)	(2,594)
Provision for loan losses	3,040	8,232	75	417	(1,364)	835	1,055	12,290
Balance at June 30, 2019	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233
(1) The provision in the table only includes the portion related to Net Loans.

The following table presents Net Loans and their related allowance for loan losses, by portfolio segment as of June 30, 2019:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Allowance for loan losses:
Collectively evaluated for impairment	$45,367	$53,985	$8,463	$9,913	$4,399	$3,356	$2,869	$128,352
Individually evaluated for impairment	9,492	12,356	10,518	8,979	529	7	—	41,881
Total	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233
Net Loans:
Collectively evaluated for impairment	$6,438,080	$4,313,666	$1,363,392	$2,414,627	$918,380	$452,865	$273,118	$16,174,128
Individually evaluated for impairment	59,893	51,582	23,582	37,339	4,167	9	17,758	194,330
Total	$6,497,973	$4,365,248	$1,386,974	$2,451,966	$922,547	$452,874	$290,876	$16,368,458

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2020 and December 31, 2019, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of June 30, 2020 and December 31, 2019, approximately 97% and 93%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment, as of the following periods:

	June 30, 2020			December 31, 2019
	Non-accrual Loans			Non-accrual Loans
	With a Related Allowance	Without a Related Allowance	Total	Total
	(in thousands)
Real estate - commercial mortgage	$24,638	$16,137	$40,775	$33,166
Commercial and industrial	18,222	21,157	39,379	48,106
Real estate - residential mortgage	15,634	1,256	16,890	16,676
Real estate - home equity	7,688	—	7,688	7,004
Real estate - construction	2,412	1,070	3,482	3,618
Equipment lease financing and other	—	16,823	16,823	16,528
	$68,594	$56,443	$125,037	$125,098

As of June 30, 2020, there were $56.4 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, as of June 30, 2020:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - construction
Pass	$57,915	$229,899	$204,748	$140,877	$50,094	$126,187	$48,947	$—	$858,667
Special Mention	—	534	—	—	783	2,635	336	—	4,288
Substandard or Lower	—	156	—	—	778	5,601	760	—	7,295
Total real estate - construction	57,915	230,589	204,748	140,877	51,655	134,423	50,043	—	870,250
Real estate - construction
Current period gross charge-offs	—	—	—	—	—	(17)	—	—	(17)
Current period recoveries	—	—	—	—	—	70	—	—	70
Current period net charge-offs	—	—	—	—	—	53	—	—	53
Commercial and industrial
Pass	2,286,984	559,728	362,758	257,780	230,120	625,302	1,285,256	3,412	5,611,340
Special Mention	51,958	9,918	10,905	8,782	14,898	37,112	59,836	868	194,277
Substandard or Lower	30,171	1,193	13,353	14,186	12,712	25,173	68,283	512	165,583
Total commercial and industrial	2,369,113	570,839	387,016	280,748	257,730	687,587	1,413,375	4,792	5,971,200
Commercial and industrial loans
Current period gross charge-offs	—	(107)	(9)	(55)	(334)	(210)	(13,664)	—	(14,379)
Current period recoveries		39	242	63	43	1,673	2,652	—	4,712
Current period net charge-offs	—	(68)	233	8	(291)	1,463	(11,012)	—	(9,667)
Real estate - commercial mortgage
Pass	459,245	935,899	791,164	894,358	918,394	2,554,653	81,448	5,812	6,640,973
Special Mention	755	4,819	18,187	30,164	16,142	101,456	3,207	—	174,730
Substandard or Lower	15	469	8,393	28,954	9,470	70,781	1,150	—	119,232
Total real estate - commercial	460,015	941,187	817,744	953,476	944,006	2,726,890	85,805	5,812	6,934,935
Real estate - commercial mortgage
Current period gross charge-offs	—	(10)	(16)	(1,993)	(11)	(1,132)	(17)	—	(3,179)
Current period recoveries	—	—	—	—	1	338	—	—	339
Current period net charge-offs	—	(10)	(16)	(1,993)	(10)	(794)	(17)	—	(2,840)
Total
Pass	$2,804,144	$1,725,526	$1,358,670	$1,293,015	$1,198,608	$3,306,142	$1,415,651	$9,224	$13,110,980
Special Mention	52,713	15,271	29,092	38,946	31,823	141,203	63,379	868	373,295
Substandard or Lower	30,186	1,818	21,746	43,140	22,960	101,555	70,193	512	292,110
Total	$2,887,043	$1,742,615	$1,409,508	$1,375,101	$1,253,391	$3,548,900	$1,549,223	$10,604	$13,776,385

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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. For certain loans classes, the Corporation evaluates credit quality based on the aging status of the loan. The following table presents the amortized cost of these loans based on payment activity, by origination year, as of June 30, 2020:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$13,718	$9,591	$15,464	$13,681	$15,006	$145,384	$1,018,865	$7,755	$1,239,464
Nonperforming	—	—	153	256	228	2,674	8,265	415	11,991
Total real estate - home equity	13,718	9,591	15,617	13,937	15,234	148,058	1,027,130	8,170	1,251,455
Real estate - home equity
Current period gross charge-offs	—	—	—	(117)	(23)	(231)	(374)	—	(745)
Current period recoveries	—	—	—	—	—	219	42	—	261
Current period net charge-offs	—	—	—	(117)	(23)	(12)	(332)	—	(484)
Real estate - residential mortgage
Performing	554,061	660,974	311,804	438,785	320,134	553,448	—	—	2,839,206
Nonperforming	—	635	2,647	2,465	398	16,876	—	—	23,021
Total real estate - residential mortgage	554,061	661,609	314,451	441,250	320,532	570,324	—	—	2,862,227
Real estate - residential mortgage
Current period gross charge-offs	—	(15)	(100)	(104)	(6)	(197)	—	—	(422)
Current period recoveries	—	—	10	1	1	185	—	—	197
Current period net charge-offs	—	(15)	(90)	(103)	(5)	(12)	—	—	(225)
Consumer
Performing	58,202	115,866	115,707	54,108	31,027	43,344	47,021	—	465,275
Nonperforming	—	—	73	42	31	42	147	—	335
Total consumer credit - other consumer loans	58,202	115,866	115,780	54,150	31,058	43,386	47,168	—	465,610
Consumer
Current period gross charge-offs	—	(532)	(335)	(326)	(303)	(591)	—	—	(2,087)
Current period recoveries	83	89	143	51	43	625	—	—	1,034
Current period net charge-offs	83	(443)	(192)	(275)	(260)	34	—	—	(1,053)
Equipment Lease Financing and Other
Performing	63,153	76,157	54,353	39,435	16,132	2,537	—	—	251,767
Nonperforming	1,526	—	207	16,048	299	296	—	—	18,376
Total leasing and other	64,679	76,157	54,560	55,483	16,431	2,833	—	—	270,143
Equipment Lease Financing and other
Current period gross charge-offs	(228)	(460)	—	(95)	—	(438)	—	—	(1,221)
Current period recoveries	61	39	—	66	2	32	—	—	200
Current period net charge-offs	(167)	(421)	—	(29)	2	(406)	—	—	(1,021)
Construction - other
Performing	22,051	63,737	6,491	—	16	—	9,508	673	102,476
Nonperforming	—	—	—	182	—	—	—	—	182
Total leasing and other	22,051	63,737	6,491	182	16	—	9,508	673	102,658
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Current period net charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$711,185	$926,325	$503,819	$546,009	$382,315	$744,713	$1,075,394	$8,428	$4,898,188
Nonperforming	1,526	635	3,080	18,993	956	19,888	8,412	415	53,905
Total	$712,711	$926,960	$506,899	$565,002	$383,271	$764,601	$1,083,806	$8,843	$4,952,093

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, a summary of performing, delinquent and non-performing loans for the indicated class segments:

	December 31, 2019
	Performing	Delinquent (1)	Non-performing (2)	Total
	(dollars in thousands)
Real estate - home equity	$1,292,035	$12,341	$10,568	$1,314,944
Real estate - residential mortgage	2,584,763	34,291	22,411	2,641,465
Construction - other	92,649	895	809	94,353
Consumer - direct	63,582	465	190	64,237
Consumer - indirect	393,974	4,685	268	398,927
Total consumer	457,556	5,150	458	463,164
Equipment lease financing and other	278,743	4,012	16,642	299,397
	$4,705,746	$56,689	$50,888	$4,813,323
% of Total	97.8%	1.2%	1.0%	100%
(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	June 30, 2020	December 31, 2019
	(in thousands)
Non-accrual loans	$125,037	$125,098
Loans 90 days or more past due and still accruing	14,767	16,057
Total non-performing loans	139,804	141,155
OREO (1)	5,418	6,831
Total non-performing assets	$145,222	$147,986
(1) Excludes $10.6 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2020.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
June 30, 2020
Real estate – commercial mortgage	$16,431	$1,190	$1,599	$40,775	$6,874,941	$6,934,936
Commercial and industrial	2,970	1,215	351	39,379	5,927,286	5,971,201
Real estate – residential mortgage	11,401	5,761	5,997	16,890	2,822,177	2,862,226
Real estate – home equity	3,431	1,593	3,889	7,688	1,234,854	1,251,455
Real estate – construction	2,606	414	1,043	3,482	965,364	972,909
Consumer	1,851	471	334	—	462,954	465,610
Equipment lease financing and other	795	216	1,554	16,823	226,997	246,385
Total	$39,485	$10,860	$14,767	$125,037	$18,514,573	$18,704,722

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2019
Real estate – commercial mortgage	$10,912	$1,543	$4,113	$33,166	$6,651,042	$6,700,776
Commercial and industrial	2,302	2,630	1,385	48,106	4,392,278	4,446,701
Real estate – residential mortgage	26,982	7,309	5,735	16,676	2,584,763	2,641,465
Real estate – home equity	9,635	2,706	3,564	7,004	1,292,035	1,314,944
Real estate – construction	1,715	900	688	3,618	964,158	971,079
Consumer	4,228	922	458	—	457,556	463,164
Equipment lease financing and other	552	3,460	114	16,528	278,743	299,397
Total	$56,326	$19,470	$16,057	$125,098	$16,620,575	$16,837,526

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

Troubled Debt Restructurings

The following table presents TDRs, by class segment:

	June 30, 2020	December 31, 2019
	(in thousands)
Real estate - residential mortgage	$28,030	$21,551
Real estate - commercial mortgage	20,407	13,330
Real estate - home equity	15,548	15,068
Commercial and industrial	4,398	5,193
Consumer	—	8
Total accruing TDRs	68,383	55,150
Non-accrual TDRs (1)	31,575	20,825
Total TDRs	$99,958	$75,975

(1)Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30				Six months ended June 30
	2020		2019		2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	33	$8,505	1	$516	40	$9,165	5	$1,433
Real estate - commercial mortgage	6	16,082	2	1,785	7	16,474	2	1,785
Real estate - home equity	19	1,609	22	1,125	27	2,186	34	1,954
Commercial and industrial	13	1,304	4	586	14	1,378	8	3,046
Consumer	8	185	—	—	8	185	—	—
Total	79	$27,685	29	$4,012	96	$29,388	49	$8,218

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. For the six months ended June 30, 2020, payment schedule modifications having a recorded investment of $3.9 billion were excluded from TDRs based on this regulatory guidance.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,854	$38,504	$39,267	$38,573
Originations of MSRs	2,772	1,861	4,250	3,086
Amortization	(2,934)	(1,539)	(4,825)	(2,833)
Balance at end of period	$38,692	$38,826	$38,692	$38,826

Valuation allowance:
Balance at beginning of period	$(1,100)	$—	$—	$—
Additions to valuation allowance	(6,600)	—	(7,700)	—
Balance at end of period	$(7,700)	$—	$(7,700)	$—

Net MSRs at end of period	$30,992	$38,826	$30,992	$38,826
Estimated fair value of MSRs at end of period	$30,992	$44,916	$30,992	$44,916

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of loans serviced by the Corporation for unrelated third parties was $4.8 billion and $4.9 billion as of June 30, 2020 and December 31, 2019, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $31.0 million and $45.2 million at June 30, 2020 and December 31, 2019, respectively. Based on its fair value analysis as of June 30, 2020, the Corporation determined that a $6.6 million increase to the valuation allowance was required for the three months ended June 30, 2020, resulting in a total valuation allowance of $7.7 million for the six months ended June 30, 2020. The $6.6 million and $7.7 million increases to the valuation allowance were recorded as reductions to mortgage banking income on the consolidated statements of income for the three and six months ended June 30, 2020, respectively.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2020		December 31, 2019
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$463,202	$10,614	$132,260	$1,123
Negative fair values	6,003	(51)	9,783	(53)
Forward Commitments
Positive fair values	—	—	75,000	63
Negative fair values	395,515	(2,057)	180,000	(371)
Interest Rate Swaps with Customers
Positive fair values	3,587,221	390,701	2,903,489	143,484
Negative fair values	12,288	(4)	376,705	(695)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	12,288	4	376,705	695
Negative fair values	3,587,221	(188,515)	2,903,489	(75,327)
Foreign Exchange Contracts with Customers
Positive fair values	7,174	79	3,373	38
Negative fair values	5,248	(92)	7,283	(154)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	10,090	137	9,028	192
Negative fair values	5,774	(76)	4,976	(45)

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended June 30		Six months ended June 30
		2020	2019	2020	2019
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$6,704	$(48)	$7,744	$614
Interest rate swaps	Other expense	10	296	82	147
Foreign exchange contracts	Other income	(102)	(14)	17	34
Net fair value gains on derivative financial instruments		$6,612	$234	$7,843	$795
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	June 30, 2020	December 31, 2019
	(in thousands)
Amortized cost (1)	$74,868	$37,396
Fair value	77,415	37,828
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $1.4 million and $304,000 for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, gains related to changes in fair values of mortgage loans held for sale were $2.1 million and $325,000, respectively

Balance Sheet Offsetting

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
June 30, 2020
Interest rate swap derivative assets	$390,706	$(4)	$—	$390,702
Foreign exchange derivative assets with correspondent banks	137	(76)	—	61
Total	$390,843	$(80)	$—	$390,763

Interest rate swap derivative liabilities	$188,519	$(4)	$(188,515)	$—
Foreign exchange derivative liabilities with correspondent banks	76	(76)	—	—
Total	$188,595	$(80)	$(188,515)	$—

December 31, 2019
Interest rate swap derivative assets	$144,179	$(757)	$—	$143,422
Foreign exchange derivative assets with correspondent banks	192	(45)	—	147
Total	$144,371	$(802)	$—	$143,569

Interest rate swap derivative liabilities	$76,022	$(757)	$(75,265)	$—
Foreign exchange derivative liabilities with correspondent banks	45	(45)	—	—
Total	$76,067	$(802)	$(75,265)	$—

(1)For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.
(2)Amounts represent cash collateral received from the counterparty or posted by the Corporation on interest rate swap transactions and foreign exchange contracts with financial institution counterparties. Interest rate swaps with customers are collateralized by the same collateral securing the underlying loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	June 30,	December 31,
	2020	2019
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$139,956	$153,351
Other tax credit investments, net	62,932	64,354
Total TCIs, net	$202,888	$217,705
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$12,513	$16,684
Other tax credit liabilities	54,823	55,105
Total unfunded tax credit commitments and liabilities	$67,336	$71,789

The following table presents other information relating to the Corporation's TCIs:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(7,194)	$(7,575)	$(14,388)	$(15,150)
Other tax credit investment credits and tax benefits	(941)	(1,135)	(1,882)	(2,271)
Amortization of affordable housing investments, net of tax benefit	5,023	5,494	10,047	10,989
Deferred tax expense	208	239	416	477
Total net reduction in income tax expense	$(2,904)	$(2,977)	$(5,807)	$(5,955)
Amortization of TCIs:
Affordable housing tax credits investment	$1,022	$823	$2,044	$1,645
Other tax credit investment amortization	428	669	856	1,338
Total amortization of TCIs	$1,450	$1,492	$2,900	$2,983

NOTE 8 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended June 30, 2020	(in thousands)
Unrealized gain on securities	$44,199	$(9,775)	$34,424
Reclassification adjustment for securities gains included in net income (1)	(3,005)	664	(2,341)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,019	(226)	793
Amortization of net unrecognized pension and postretirement items (3)	328	(73)	255
Total Other Comprehensive Income	$42,541	$(9,410)	$33,131
Three months ended June 30, 2019
Unrealized gain on securities	$31,994	$(7,077)	$24,917
Reclassification adjustment for securities gains included in net income (1)	(176)	39	(137)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,311	(290)	1,021
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(770)	170	(600)
Amortization of net unrecognized pension and postretirement items (3)	353	(78)	275
Total Other Comprehensive Income	$32,712	$(7,236)	$25,476

Six months ended June 30, 2020
Unrealized gain on securities (3)	$66,581	$(14,728)	$51,853
Reclassification adjustment for securities gains included in net income (1)	(3,051)	675	(2,376)
Amortization of net unrealized losses on AFS securities transferred to HTM (2) (3)	2,040	(451)	1,589
Amortization of net unrecognized pension and postretirement items (4)	656	(146)	510
Total Other Comprehensive Income	$66,226	$(14,650)	$51,576

Six months ended June 30, 2019
Unrealized gain on securities	$58,056	$(12,841)	$45,215
Reclassification adjustment for securities gains included in net income (1)	(241)	53	(188)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,563	(568)	1,995
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(875)	193	(682)
Amortization of net unrecognized pension and postretirement items (3)	727	(161)	566
Total Other Comprehensive Income	$60,230	$(13,324)	$46,906

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2020
Balance at March 31, 2020	$33,054	$—	$(14,746)	$18,308
Other comprehensive income before reclassifications	34,424	—	—	34,424
Amounts reclassified from accumulated other comprehensive income	(2,341)	—	255	(2,086)
Amortization of net unrealized losses on AFS securities transferred to HTM	793	—	—	793
Balance at June 30, 2020	$65,930	$—	$(14,491)	$51,439
Three months ended June 30, 2019
Balance at March 31, 2019	$(23,433)	$598	$(14,798)	$(37,633)
Other comprehensive income before reclassifications	24,917	(600)	—	24,317
Amounts reclassified from accumulated other comprehensive income	(137)	—	275	138
Amortization of net unrealized losses on AFS securities transferred to HTM	1,021	—	—	1,021
Balance at June 30, 2019	$2,368	$(2)	$(14,523)	$(12,157)

Six months ended June 30, 2020
Balance at December 31, 2019	$14,864	$—	$(15,001)	$(137)
Other comprehensive income before reclassifications	51,853	—	—	51,853
Amounts reclassified from accumulated other comprehensive income	(2,376)	—	510	(1,866)
Amortization of net unrealized losses on AFS securities transferred to HTM	1,589	—	—	1,589
Balance at June 30, 2020	$65,930	$—	$(14,491)	$51,439
Six months ended June 30, 2019
Balance at December 31, 2018	$(44,654)	$680	$(15,089)	$(59,063)
Other comprehensive income before reclassifications	45,215	(682)	—	44,533
Amounts reclassified from accumulated other comprehensive income	(188)	—	566	378
Amortization of net unrealized losses on AFS securities transferred to HTM	1,995	—	—	1,995
Balance at June 30, 2019	$2,368	$(2)	$(14,523)	$(12,157)

NOTE 9 – Fair Value Measurements

FASB ASC Topic 820 establishes a fair value hierarchy for the inputs to valuation techniques used to measure assets and liabilities at fair value using the following three categories (from highest to lowest priority):

•Level 1 – Inputs that represent quoted prices for identical instruments in active markets.
•Level 2 – Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.
•Level 3 – Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis, have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$77,415	$—	$77,415
Available for sale investment securities:
State and municipal securities	—	893,682	—	893,682
Corporate debt securities	—	325,353	—	325,353
Collateralized mortgage obligations	—	578,394	—	578,394
Residential mortgage-backed securities	—	160,868	—	160,868
Commercial mortgage-backed securities	—	585,143	—	585,143
Auction rate securities	—	—	100,859	100,859
Total available for sale investment securities	—	2,543,440	100,859	2,644,299
Other assets:
Investments held in Rabbi Trust	20,555	—	—	20,555
Derivative assets	216	401,319	—	401,535
Total assets	$20,771	$3,022,174	$100,859	$3,143,804
Other liabilities:
Deferred compensation liabilities	$20,555	$—	$—	$20,555
Derivative liabilities	168	190,627	—	190,795
Total liabilities	$20,723	$190,627	$—	$211,350

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$37,828	$—	$37,828
Available for sale investment securities:
State and municipal securities	—	652,927	—	652,927
Corporate debt securities	—	374,957	2,400	377,357
Collateralized mortgage obligations	—	693,718	—	693,718
Residential mortgage-backed securities	—	177,312	—	177,312
Commercial mortgage-backed securities	—	494,297	—	494,297
Auction rate securities	—	—	101,926	101,926
Total available for sale investment securities	—	2,393,211	104,326	2,497,537
Other assets:
Investments held in Rabbi Trust	22,213	—	—	22,213
Derivative assets	230	145,365	—	145,595
Total assets	$22,443	$2,576,404	$104,326	$2,703,173
Other liabilities:
Deferred compensation liabilities	$22,213	$—	$—	$22,213
Derivative liabilities	199	76,447	—	76,646
Total liabilities	$22,412	$76,447	$—	$98,859

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2020 and December 31, 2019 were based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 6 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.
Available for sale investment securities – Included in this asset category are debt securities. Level 2 investment securities are valued by a third-party pricing service commonly used in the banking industry. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.
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
•State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($321.0 million at June 30, 2020 and $362.3 million at December 31, 2019), single-issuer trust preferred securities issued by financial institutions ($0 at June 30, 2020 and $11.2 million at December 31, 2019) and other corporate debt issued by non-financial institutions ($4.4 million at June 30, 2020 and $3.9 million December 31, 2019). As noted in "Note 3 - Investment Securities", several corporate debt securities were sold in the second quarter of 2020. Refer to the specific note for further information.

Level 2 investment securities include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $0 and $8.8 million of single-issuer TruPS held at June 30, 2020 and December 31, 2019, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investment securities include the Corporation’s investments in certain single-issuer TruPS ($0 at June 30, 2020 and $2.4 million at December 31, 2019). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.
•Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investment securities and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime in the next five years. If the assumed return to market liquidity was lengthened beyond the next five years, this would result in a decrease in the fair value of these ARCs. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid. Level 3 fair values are tested by management through the performance of a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including bond ratings, parity ratios, balances and delinquency levels.
Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($216,000 at June 30, 2020 and $230,000 at December 31, 2019). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($10.6 million at June 30, 2020 and $1.2 million at December 31, 2019) and the fair value of interest rate swaps ($390.7 million at June 30, 2020 and $144.2 million at December 31, 2019). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($168,000 at June 30, 2020 and $199,000 at December 31, 2019).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.1 million at June 30, 2020 and $424,000 at December 31, 2019) and the fair value of interest rate swaps ($188.5 million at June 30, 2020 and $76.0 million at December 31, 2019).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
Three months ended June 30, 2020	(in thousands)
Balance at March 31, 2020	$—	$2,160	$93,666
Sales	—	(2,160)	—
Unrealized adjustment to fair value (1)	—	—	7,193
Balance at June 30, 2020	$—	$—	$100,859

Three months ended June 30, 2019
Balance at March 31, 2019	$770	$2,430	$102,810
Sales	(770)	—	—
Unrealized adjustment to fair value (1)	—	(60)	555
Balance at June 30, 2019	$—	$2,370	$103,365

Six months ended June 30, 2020
Balance at December 31, 2019	$—	$2,400	$101,926
Sales	—	(2,160)	—
Unrealized adjustment to fair value (1)	—	(242)	(1,067)
Discount accretion	—	2	—
Balance at June 30, 2020	$—	$—	$100,859

Six months ended June 30, 2019
Balance at December 31, 2018	$875	$2,400	$102,994
Sales	(770)	—	—
Unrealized adjustment to fair value (1)	(105)	(30)	371
Balance at June 30, 2019	$—	$2,370	$103,365

(1)Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "available for sale at estimated fair value" on the consolidated balance sheets.

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	June 30, 2020	December 31, 2019
	(in thousands)
Net Loans	$108,746	$144,807
OREO	5,418	6,831
MSRs (1)	30,992	45,193
Total assets	$145,156	$196,831
(1)Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at lower of amortized cost or fair value. See "Note 5 - Mortgage Servicing Rights" for additional information.
The valuation techniques used to measure fair value for the items in the table above are as follows:
•Net Loans – This category consists of loans that were individually evaluated for impairment and have been classified as Level 3 assets. In 2020, the amount shown is the balance of nonaccrual loans, net of the related ACL. In 2019, the amount shown is the balance of impaired loans, net of the related ACL. See "Note 4 - Allowance for Credit Losses and Asset Quality," for additional details.
•OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2020 valuation were 17.5% and 9.5%, respectively. Management tests the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

In 2008, the Corporation received Class B restricted shares of Visa, Inc. ("Visa") as part of Visa’s initial public offering. These securities are considered equity securities without readily determinable fair values. As such, the approximately 133,000 Visa Class B shares owned as of June 30, 2020 were carried at a zero cost basis.

The following tables present the carrying amounts and estimated fair values of the Corporation’s financial instruments as of the periods shown. A general description of the methods and assumptions used to estimate such fair values follows:

	June 30, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,058,599	$1,058,599	$—	$—	$1,058,599
FRB and FHLB stock	91,042	—	91,042	—	91,042
Loans held for sale	77,415	—	77,415	—	77,415
AFS securities	2,644,299	—	2,543,440	100,859	2,644,299
HTM securities	330,514	—	354,109	—	354,109
Net Loans	18,448,185	—	—	18,173,117	18,173,117
Accrued interest receivable	73,720	73,720	—	—	73,720
Other assets	706,518	268,789	401,319	36,410	706,518
FINANCIAL LIABILITIES
Demand and savings deposits	$17,006,353	$17,006,353	$—	$—	$17,006,353
Brokered deposits	310,689	268,618	42,071	—	310,689
Time deposits	2,567,166	—	2,599,932	—	2,599,932
Short-term borrowings	572,551	572,551	—	—	572,551
Accrued interest payable	11,571	11,571	—	—	11,571
FHLB advances and long-term debt	1,295,196	—	1,342,497	—	1,342,497
Other liabilities	369,624	162,614	190,627	16,383	369,624

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$517,791	$517,791	$—	$—	$517,791
FRB and FHLB stock	97,422	—	97,422	—	97,422
Loans held for sale	37,828	—	37,828	—	37,828
AFS securities	2,497,537	—	2,393,211	104,326	2,497,537
HTM securities	369,841	—	383,705	—	383,705
Net Loans	16,673,904	—	—	16,485,122	16,485,122
Accrued interest receivable	60,898	60,898	—	—	60,898
Other assets	431,565	234,176	145,365	52,024	431,565
FINANCIAL LIABILITIES
Demand and savings deposits	$14,327,453	$14,327,453	$—	$—	$14,327,453
Brokered deposits	264,531	223,982	40,549	—	264,531
Time deposits	2,801,930	—	2,828,988	—	2,828,988
Short-term borrowings	883,241	883,241	—	—	883,241
Accrued interest payable	8,834	8,834	—	—	8,834
FHLB advances and long-term debt	881,769	—	878,385	—	878,385
Other liabilities	221,542	142,508	76,447	2,587	221,542

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

As of June 30, 2020, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Weighted average shares outstanding (basic)	161,715	168,343	162,582	169,109
Impact of common stock equivalents	552	825	744	933
Weighted average shares outstanding (diluted)	162,267	169,168	163,326	170,042
Per share:
Basic	$0.24	$0.36	$0.40	$0.69
Diluted	0.24	0.35	0.40	0.68
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

As of June 30, 2020, the Employee Equity Plan had 9.3 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 181,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(in thousands)
Compensation expense	$1,911	$1,788	$3,530	$3,348
Tax benefit	(403)	(412)	(747)	(743)
Stock-based compensation expense, net of tax benefit	$1,508	$1,376	$2,783	$2,605

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(in thousands)
Interest cost	$681	$815	$1,362	$1,630
Expected return on plan assets	(982)	(689)	(1,964)	(1,378)
Net amortization and deferral	465	495	930	990
Net periodic pension cost	$164	$621	$328	$1,242

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(in thousands)
Interest cost	$11	$15	$22	$30
Net accretion and deferral	(137)	(139)	(274)	(278)
Net periodic benefit	$(126)	$(124)	$(252)	$(248)

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit	$8,140,293	$6,689,519
Standby letters of credit	294,647	303,020
Commercial letters of credit	52,100	50,432

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of June 30, 2020 and December 31, 2019, the total reserve for losses on residential mortgage loans sold was $1.1 million and $3.2 million, respectively, including reserves for both representation and warranty and credit loss exposures. With the adoption of CECL on January 1, 2020 the reserve for estimated losses on certain residential mortgage loans sold to investors was reclassified to ACL - OBS credit exposures. This reclassification resulted in a $2.1 million increase to ACL - OBS credit exposures and a corresponding decrease to the reserve for estimated losses related to loans sold to investors in the first quarter of 2020.

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, they are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•the impact of adverse conditions in the economy and financial markets on the performance of the Corporation’s loan and lease portfolio and demand for the Corporation’s products and services;
•the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impacts of the pandemic on the Corporation, its customers and third parties.
•increases in non-performing assets, which may require the Corporation to increase the allowance for credit losses, charge off loans and leases and incur elevated collection and carrying costs related to such non-performing assets;
•investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;
•the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;
•the planned phasing out of LIBOR as a benchmark reference rate;
•the effects of changes in interest rates on demand for the Corporation’s products and services;
•the effects of changes in interest rates or disruptions in liquidity markets on the Corporation’s sources of funding;
•the effects of the extensive level of regulation and supervision to which the Corporation and Fulton Bank, N.A. are subject;
•the effects of the significant amounts of time and expense associated with regulatory compliance and risk management;
•the potential for negative consequences from regulatory violations, investigations and examinations, or failure to comply with the BSA, the Patriot Act and related AML requirements, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions and the need to undertake remedial actions;
•the continuing impact of the Dodd-Frank Act on the Corporation’s business and results of operations;
•the effects of, and uncertainty surrounding, new legislation, changes in regulation and government policy, which could result in significant changes in banking and financial services regulation;
•the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact money supply and market interest rates;
•the effects of changes in U.S. federal, state or local tax laws;
•the effects of negative publicity on the Corporation’s reputation;
•the effects of adverse outcomes in litigation and governmental or administrative proceedings;
•the potential to incur losses in connection with repurchase and indemnification payments related to sold loans;
•the Corporation’s ability to achieve its growth plans;

•completed and potential acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;
•the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;
•the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;
•the effects of changes in accounting policies, standards, and interpretations on the Corporation’s reporting of its financial condition and results of operations;
•the impact of operational risks, including the risk of human error, inadequate or failed internal processes and systems, computer and telecommunications systems failures, faulty or incomplete data and an inadequate risk management framework;
•the impact of failures of third parties upon which the Corporation relies to perform in accordance with contractual arrangements;
•the failure or circumvention of the Corporation’s system of internal controls;
•the loss of, or failure to safeguard, confidential or proprietary information;
•the Corporation’s failure to identify and to address cyber-security risks, including data breaches and cyber-attacks;
•the Corporation’s ability to keep pace with technological changes;
•the Corporation’s ability to attract and retain talented personnel;
•capital and liquidity strategies, including the Corporation’s ability to comply with applicable capital and liquidity requirements, and the Corporation’s ability to generate capital internally or raise capital on favorable terms;
•the Corporation’s reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions; and
•the effects of any downgrade in the Corporation’s or Fulton Bank’s credit ratings on their borrowing costs or access to capital markets.

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and elsewhere in this Report, including in Note 13 "Commitments and Contingencies."

RESULTS OF OPERATIONS

Overview

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net income (in thousands)	$39,559	$59,779	$65,606	$116,442
Diluted net income per share	$0.24	$0.35	$0.40	$0.68
Return on average assets	0.66%	1.14%	0.57%	1.12%
Return on average shareholders' equity	6.89%	10.42%	5.68%	10.28%
Return on average tangible shareholders' equity (1)	8.99%	13.60%	7.40%	13.44%
Net interest margin (2)	2.81%	3.44%	3.01%	3.46%
Efficiency ratio (1)	66.4%	64.2%	65.4%	64.1%
Non-performing assets to total assets	0.59%	0.73%	0.59%	0.73%
Annualized net charge-offs (recoveries) to average loans	0.09%	(0.04)%	0.17%	0.03%
(1)Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" at the end of this "Overview" section of Management’s Discussion.
(2)Presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion.

COVID-19 Pandemic

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused substantial disruption in economic and social activity, both globally and in the United States. The spread of COVID-19, and the related government actions to mandate or encourage temporary closures of businesses, quarantines, social distancing, "stay at home" orders, have caused severe disruptions in the U.S. economy, which has, in turn, disrupted, and will likely continue to disrupt the business and other restrictions on in-person operations, activities, and operations of the Company's customers, as well as the Company's own business and operations. The resulting impacts of COVID-19 on consumers, including the sudden, significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of current and prospective borrowers. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Company’s markets, may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to the Company. If borrowers are unable to meet their payment obligations, the Company will be required to increase the ACL through provisions for credit losses.

The Company expects COVID-19 to limit, at least for a period of time, customer demand for many banking products and services. Many companies and residents in the Company's market areas were subject to mandatory "non-essential business" shut-downs and stay at home orders, which reduced banking activity across its market areas. In response to these mandates, the Company temporarily limited most locations to drive-up and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations, temporarily closed some locations and encouraged the Company’s customers to use electronic banking platforms. In addition, a significant portion of the Company’s employees have transitioned to working remotely as a result of COVID-19.

As the COVID-19 pandemic began to subside within the Company’s markets and governmental restrictions began to be lifted or eased, the Company adopted a phased approach to restoring regular lobby access at its locations and returning employees currently working remotely to the Company’s offices. The timing and scope of these processes are adaptable to respond to changes in the progression of COVID-19 and governmental restrictions and recommendations, and include the addition of new physical and procedural safeguards designed to protect the health and safety of the Company’s employees and customers and comply with governmental requirements and recommendations.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect net interest income and margins and profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. As of June 30, 2020, under the PPP the Company funded approximately 10,000 new loans totaling $1.9 billion.

Stimulus payments to eligible consumers, enhanced unemployment benefits provided by the federal government and traditional, state-provided unemployment compensation, as well as other forms of relief provided to consumers and businesses, have helped to limit some of the adverse impacts of COVID-19. The eventual expiration or discontinuation of these measures may adversely impact the recovery of economic activity and the ability of borrowers to meet their payment and other obligations to the Company, either of which could require the Company to increase the ACL through provisions for credit losses.

The impact of COVID-19 on the Company’s financial results is evolving and uncertain. The Company has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as accommodation and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. However, the overall slowing of the economy and lack of growth in gross domestic product may result in a decreased demand for the Company’s loan products. In addition, the decline in economic activity occurring due to COVID-19 and the actions by the FOMC with respect to interest rates are likely to affect the Company’s net interest income, non-interest income and credit-related losses for an uncertain period of time. As a result, the Company has taken steps to maintain liquidity and conserve capital during this period of uncertainty. The Company has been holding excess cash reserves since the middle of March, has additional liquidity available through borrowing arrangements and other sources and has suspended its share repurchase program until there is more clarity surrounding the economic conditions. See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

Adoption of CECL

The Corporation adopted CECL effective January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost, and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Corporation recorded an increase of $58.3 million to the ACL on January 1, 2020 primarily as a result of the adoption of CECL. Retained earnings decreased $43.8 million and deferred tax assets increased by $12.4 million on January 1, 2020, representing the cumulative effect of adoption.

Summary of Financial Results for the three and six months ended June 30, 2020:

•Net Income and Net Income Per Share - Net income was $39.6 million and $65.6 million for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, net income decreased $20.2 million, or 33.8%, compared to the same period in 2019. Diluted net income per share was $0.24, an $0.11, or 31.4%, decrease compared to the same period in 2019. Net income for the six months ended June 30, 2020 decreased $50.8 million, or 43.7%, compared to the same period in 2019, and diluted net income per share was $0.40, a $0.28, or 41.2%, decrease compared to the same period in 2019. The decreases in net income for both periods were primarily a result of lower net interest income, and a higher provision for credit losses, as a result of the adoption of CECL and deteriorating economic assumptions resulting from COVID-19.

•Net Interest Income- Net interest income decreased $11.8 million, or 7.2%, and $14.4 million, or 4.4%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases resulted from lower yields on interest-earning assets, partially offset by balance sheet growth and the impact of lower funding costs. Overall, the net interest margin decreased 63 bp and 45 bp for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

◦Net Interest Margin - For the three and six months ended June 30, 2020, the decreases in the net interest margin reflect the net impact of a 105 bp and a 73 bp decrease in yields on interest-earning assets, respectively, partially offset by a 40 bp and 31 bp decrease in the cost of funds, respectively.

◦Loan Growth - Average Net Loans grew by $2.0 billion, or 12.4%, and $1.3 billion, or 8.2%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were driven largely by the issuance of PPP loans and were partially offset by a reduction in utilization of lines of credit by customers who received the PPP loans.

◦Deposit Growth - Average deposits grew $2.9 billion, or 17.7%, and $1.9 billion, or 11.5%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were driven by growth in all deposit categories except time deposits. The increases in average total demand and savings accounts were driven by the funding of PPP loans, which largely remained in customer deposit accounts during the second quarter as well as reduced consumer spending and government stimulus payments which also largely remained in customer deposit accounts during the second quarter.

•Long-term Debt - In March 2020, the Corporation issued a total of $375.0 million of subordinated notes, with $200.0 million of subordinated notes due in 2030 having a fixed-to-floating rate of 3.25% and an effective rate of 3.35% and $175.0 million of subordinated notes due in 2035 having a fixed-to-floating rate of 3.75% and an effective rate of 3.85%.

•Asset Quality - Non-performing assets decreased $2.8 million as of June 30, 2020 compared to December 31, 2019. Annualized net charge-offs to average loans outstanding were 0.09% and 0.17% for the three and six months ended June 30, 2020, respectively, compared to net recoveries of (0.04)% and net charge-offs of 0.03% for the same periods in 2019, respectively. The provisions for credit losses for the three and six months ended June 30, 2020 were $19.6 million and $63.6 million, respectively, compared to $5.0 million and $10.1 million, respectively, for the same periods in 2019. The higher provision during the first six months of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. Qualitative adjustments increased compared to those at the time of adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to forecasted economic variables due to the economic impact of COVID-19 and the future performance of loans that received deferrals or forbearances due to COVID-19.

•Non-interest Income - For the three and six months ended June 30, 2020, non-interest income, excluding net investment securities gains, decreased $1.2 million, or 2.3%, and increased $6.7 million, or 6.6%, respectively, as compared to the same periods in 2019. For the three months ended June 30, 2020, decreases were experienced in all categories except for mortgage banking which increased $3.4 million, or 51.1%, driven by an increase in gains on sales of mortgage loans, partially offset by a $6.6 million increase to the valuation allowance for MSRs and other income, which increased $1.7 million. For the six months ended June 30, 2020, increases were experienced in mortgage banking, partially offset by a $7.7 million increase to the valuation allowance for MSRs, commercial banking and wealth management.

•Non-interest Expense - Non-interest expense decreased $1.2 million, or 0.8%, and increased $3.6 million, or 1.3%, for the three and six months ended June 30, 2020, respectively, in comparison to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily the result of lower outside services, marketing and net occupancy, partially offset by higher salaries and employee benefits and a prepayment penalty of $2.9 million for the early termination of some long-term FHLB advances. The increase during the six months ended June 30, 2020 was primarily the result of higher salaries and employee benefits, the prepayment penalty and increases in data processing and software expenses, partially offset by decreases in outside services and marketing.

•Income Taxes - Income taxes were $6.5 million and $9.3 million for the three and six months ended June 30, 2020, respectively, resulting in ETRs, or income taxes as a percentage of income before income taxes, of 14.2% and 12.4%, respectively, as compared to 14.2% and 14.9% for the same periods in 2019, respectively. The ETR was lower for the six months ended June 30, 2020 mainly due to lower income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(dollars in thousands)
Return on average tangible shareholders' equity
Net income	$39,559	$59,779	$65,606	$116,442
Plus: Intangible amortization, net of tax	104	85	208	170
Numerator	$39,663	$59,864	$65,814	$116,612

Average common shareholders' equity	$2,309,133	$2,301,258	$2,323,074	$2,283,278
Less: Average goodwill and intangible assets	(535,103)	(535,301)	(535,169)	(533,544)
Average tangible shareholders' equity (denominator)	$1,774,030	$1,765,957	$1,787,905	$1,749,734

Return on average tangible shareholders' equity, annualized	8.99%	13.60%	7.40%	13.44%

Efficiency ratio
Non-interest expense	$143,006	$144,168	$285,558	$281,992
Less: Prepayment penalty on FHLB advances	(2,878)	—	(2,878)	—
Less: Amortization of tax credit investments	(1,450)	(1,492)	(2,900)	(2,983)
Less: Intangible amortization	(132)	(107)	(264)	(214)
Numerator	$138,546	$142,569	$279,516	$278,795

Net interest income (FTE) (1)	$155,854	$167,796	$319,825	$334,360
Plus: Total non-interest income	55,922	54,315	110,566	101,066
Less: Investment securities gains, net	(3,005)	(176)	(3,051)	(241)
Denominator	$208,771	$221,935	$427,340	$435,185

Efficiency ratio	66.4%	64.2%	65.4%	64.1%

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

The following discussion addresses the critical accounting policies related to the application of CECL, which was adopted on January 1, 2020.

ALLOWANCE FOR CREDIT LOSSES

The Corporation adopted new accounting guidance for estimating credit losses, known as CECL, in the first quarter of 2020. In accordance with CECL, the ACL, which includes both the ACL - loans and the ACL - OBS credit exposures, is calculated with the objective of maintaining a reserve for CECL over the remaining expected life of the portfolio. Management's determination of the appropriateness of the reserve is based on periodic evaluations of the loan portfolio, lending-related commitments, current as well as forecasted economic factors and other relevant factors.

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

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in international, national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. Qualitative adjustments have increased compared to those at the time of adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to forecasted economic variables due to the economic impact of COVID-19 and the future performance of loans that received deferrals or forbearances due to COVID-19.

For further discussion of the methodology used in the determination of the ACL, refer to Note 1, "Basis of Presentation" to the Consolidated Financial Statements. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Net Interest Income

FTE net interest income decreased $11.9 million, to $155.9 million, for the three months ended June 30, 2020, from $167.8 million in the same period in 2019. The NIM decreased 63 bp, or 18.2%, to 2.81%, compared to 3.44% for the same period in 2019. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended June 30
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans (1)	$18,331,797	$160,613	3.52%	$16,316,076	$190,694	4.69%
Taxable investment securities (2)	2,200,870	15,171	2.76	2,348,443	15,935	2.71
Tax-exempt investment securities (2)	830,836	6,737	3.23	444,227	4,141	3.70
Total investment securities	3,031,706	21,908	2.89	2,792,670	20,076	2.87
Loans held for sale	55,608	509	3.66	24,568	350	5.71
Other interest-earning assets	815,910	766	0.38	409,617	2,168	2.12
Total interest-earning assets	22,235,021	183,796	3.32	19,542,931	213,288	4.37
Noninterest-earning assets:
Cash and due from banks	153,728			116,285
Premises and equipment	240,417			240,666
Other assets	1,761,038			1,321,057
Less: ACL - loans (3)	(251,088)			(163,909)
Total Assets	$24,139,116			$21,057,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,103,419	$2,219	0.17%	$4,186,280	$8,173	0.78%
Savings deposits	5,446,368	3,331	0.25	4,925,788	10,550	0.86
Brokered deposits	312,121	422	0.54	246,154	1,582	2.58
Time deposits	2,624,962	11,145	1.71	2,816,424	12,245	1.74
Total interest-bearing deposits	13,486,870	17,118	0.51	12,174,646	32,550	1.07
Short-term borrowings	707,771	517	0.29	941,504	4,462	1.89
FHLB advances and long-term debt	1,361,421	10,307	3.03	1,051,919	8,480	3.23
Total interest-bearing liabilities	15,556,062	27,942	0.72	14,168,069	45,492	1.29
Noninterest-bearing liabilities:
Demand deposits	5,789,788			4,200,810
Total Deposits/Cost of deposits	19,276,658		0.36	16,375,456		0.80
Other liabilities	484,133			386,893
Total Liabilities	21,829,983			18,755,772
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	21,345,850		0.53	18,368,879		0.93
Shareholders’ equity	2,309,133			2,301,258
Total Liabilities and Shareholders’ Equity	$24,139,116			$21,057,030
Net interest income/FTE NIM		155,854	2.81%		167,796	3.44%
Tax equivalent adjustment		(3,100)			(3,252)
Net interest income		$152,754			$164,544
(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for "Net Loans" and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30, 2020 in comparison to the same period in 2019:

	2020 vs. 2019 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net Loans	$21,408	$(51,489)	$(30,081)
Taxable investment securities	(1,131)	367	(764)
Tax-exempt investment securities	3,170	(574)	2,596
Loans held for sale	319	(160)	159
Other interest-earning assets	1,173	(2,575)	(1,402)
Total interest income	$24,939	$(54,431)	$(29,492)
Interest expense on:
Demand deposits	$1,275	$(7,229)	$(5,954)
Savings deposits	1,007	(8,225)	(7,218)
Brokered deposits	267	(1,427)	(1,160)
Time deposits	(877)	(223)	(1,100)
Short-term borrowings	(896)	(3,048)	(3,945)
Long-term borrowings	2,364	(537)	1,827
Total interest expense	$3,139	$(20,689)	$(17,550)
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The FOMC decreased the Fed Funds Rate by 25 bp in each of August, September and October of 2019. In March 2020, the FOMC decreased the Fed Funds Rate by a total of 150 bp in response to COVID-19. These changes in the Fed Funds Rate resulted in corresponding decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and LIBOR as well as for certain interest-bearing liabilities.

As summarized in the preceding table, the 105 bp decrease in the yield on average interest-earning assets drove a $54.4 million decrease in FTE interest income, but was partially offset by the impact of a $2.7 billion, or 13.8%, increase in interest-earning assets, primarily loans, which contributed $24.9 million to FTE interest income. The yield on the loan portfolio decreased 117 bp, or 24.9%, from the second quarter of 2019, as all variable and certain adjustable rate loans repriced to lower rates, and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $17.6 million primarily due to the 57 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits both decreased 61 bp, which contributed $7.2 million and $8.2 million to the decrease in interest expense, respectively. Brokered deposit rates decreased 204 bp, which contributed $1.4 million to the decrease in interest expense. In addition, the 160 bp decrease in the rates on short-term borrowings contributed $3.0 million to the decrease in interest expense. The $309.5 million increase in long-term borrowings contributed $2.4 million of additional interest expense, partially offset by a $537,000 decrease in additional interest expense as a result of 20 bp decrease in the average rate.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,875,872	3.47%	$6,424,213	4.67%	$451,659	7.0%
Commercial and industrial	5,710,145	3.35	4,440,860	4.73	1,269,285	28.6
Real estate – residential mortgage	2,769,682	3.88	2,366,685	4.09	402,997	17.0
Real estate – home equity	1,271,190	3.91	1,404,141	5.35	(132,951)	(9.5)
Real estate – construction	941,079	3.53	943,080	5.29	(2,001)	(0.2)
Consumer	465,728	4.17	445,666	4.38	20,062	4.5
Equipment lease financing	284,658	3.44	279,619	4.45	5,039	1.8
Other	13,443	—	11,812	—	1,631	13.8
Total loans	$18,331,797	3.52%	$16,316,076	4.69%	$2,015,721	12.4%

Average loans increased $2.0 billion, or 12.4%, compared to the same period of 2019. The increase was driven largely by growth in the commercial and industrial portfolio as a result of loans originated under the PPP. Excluding loans originated under the PPP, commercial and industrial loan balances declined primarily as a result of reduced utilization of lines of credit. Commercial and residential mortgage loan portfolios, as well as the consumer and equipment lease financing portfolios, experienced growth, partially offset by decreases in the home equity loan portfolio.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in Balance
	2020		2019
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,789,788	—%	$4,200,810	—%	$1,588,978	37.8%
Interest-bearing demand	5,103,419	0.17	4,186,280	0.78	917,139	21.9
Savings	5,446,368	0.25	4,925,788	0.86	520,580	10.6
Total demand and savings	16,339,575	0.14	13,312,878	0.56	3,026,697	22.7
Brokered deposits	312,121	0.54	246,154	2.58	65,967	26.8
Time deposits	2,624,962	1.71	2,816,424	1.74	(191,462)	(6.8)
Total deposits	$19,276,658	0.36%	$16,375,456	0.80%	$2,901,202	17.7%

Average total demand and savings accounts increased $3.0 billion, or 22.7%, primarily driven by increases in noninterest-bearing demand deposits as well as interest-bearing demand and saving accounts. The increases in average total demand and savings accounts resulted from the funding of PPP loans, which largely remained in customer deposit accounts during the quarter as well as reduced consumer spending and government stimulus payments, which also largely remained in customer deposit accounts during the second quarter.

The average cost of total deposits decreased 44 bp, to 0.36%, for the second quarter of 2020, compared to 0.80% for the same period of 2019, mainly as a result of reductions in deposit rates in response to the FOMC reductions to the Fed Funds Rate and also as a result of deposit rate decreases implemented after the Fed Funds Rate cuts during the second half of 2019.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$546,716	0.23%	$344,867	0.77%	$201,849	58.5%
Federal funds purchased	74,231	0.06	181,769	2.41	(107,538)	(59.2)
Short-term FHLB advances and other borrowings (2)	86,824	0.90	414,868	2.58	(328,044)	(79.1)
Total short-term borrowings	707,771	0.29	941,504	1.89	(233,733)	(24.8)
Long-term borrowings:
FHLB advances	601,938	1.88	664,656	2.49	(62,718)	(9.4)
Other long-term debt	759,483	3.94	387,263	4.49	372,220	96.1
Total long-term borrowings	1,361,421	3.03	1,051,919	3.23	309,502	29.4
Total borrowings	$2,069,192	2.10%	$1,993,423	2.59%	$75,769	3.8%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings decreased $233.7 million, or 24.8%, primarily as a result of a $328.0 million decrease in short-term FHLB advances and other borrowings, partially offset by a $201.8 million increase in short-term customer funding. The average cost of short-term borrowings decreased 160 bp, mainly due to the net impact of changes in the Fed Funds Rate.

Average total long-term borrowings increased $309.5 million, or 29.4%, during the second quarter of 2020, compared to the same period of 2019, as a result of the issuance of $375.0 million of subordinated notes in March of 2020, partially offset by a decrease in average FHLB advances.

Provision for Credit Losses

The provision for credit losses was $19.6 million for the second quarter of 2020, an increase of $14.5 million from the same period of 2019. The increase was the result of several factors, most notably, the overall uncertainty in economic forecasts due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Wealth management fees	$13,407	$14,153	$(746)	(5.3)%
Commercial banking:
Merchant and card	5,326	6,512	(1,186)	(18.2)
Cash management	4,503	4,638	(135)	(2.9)
Capital markets	5,004	4,053	951	23.5
Other commercial banking	1,914	3,815	(1,901)	(49.8)
Total commercial banking	16,748	19,018	(2,270)	(11.9)
Consumer banking:
Card	4,966	5,047	(81)	(1.6)
Overdraft	2,107	4,413	(2,306)	(52.3)
Other consumer banking	2,065	2,907	(842)	(29.0)
Total consumer banking	9,138	12,367	(3,229)	(26.1)
Mortgage banking:
Gains on sales of mortgage loans	16,547	5,180	11,367	N/M
Mortgage servicing income	(6,584)	1,413	(7,997)	N/M
Total mortgage banking	9,964	6,593	3,371	51.1
Other	3,660	2,008	1,652	82.3
Non-interest income before investment securities gains	52,917	54,139	(1,222)	(2.3)
Investment securities gains, net	3,005	176	2,829	N/M
Total Non-Interest Income	$55,922	$54,315	$1,607	3.0%
N/M - Not meaningful

Excluding investment securities gains, net, non-interest income decreased $1.2 million, or 2.3%, in the second quarter of 2020 as compared to the same period in 2019. Wealth management revenues decreased $746,000, or 5.3%, resulting from a decline in overall market performance from the impact of COVID-19.

Total commercial banking income decreased $2.3 million, or 11.9%, compared to the same period in 2019, driven by decreases in other commercial banking income (primarily other services charges on deposits and Small Business Administration income) and transaction-based revenue such as merchant and card income, as a result of COVID-19. Partially offsetting these decreases, were increases in capital markets revenues, which consists primarily of commercial loan interest rate swap income.

Mortgage banking income increased $3.4 million, or 51.1%, driven by an increase in gains on sales of mortgage loans, partially offset by a decrease in mortgage servicing income. The increase in gains on sales of mortgage loans reflected increases in both the volume of loans sold and higher spreads on sales. The decrease in mortgage servicing income resulted from a $6.6 million increase to the valuation allowance for MSRs.

Other income increased $1.7 million, as a result of additional investments made in bank owned life insurance in 2019 and gains on sales of certain properties.

During the second quarter of 2020, the Corporation completed a limited balance sheet restructuring that included the sale of investment securities, with an amortized cost $79.0 million and an estimated fair value of $82.0 million, resulting in net investment securities gains of $3.0 million. Offsetting these gains were $2.9 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Salaries and employee benefits	$81,012	$78,991	$2,021	2.6%
Net occupancy	13,144	14,469	(1,325)	(9.2)
Data processing and software	12,193	11,268	925	8.2
Other outside services	7,600	11,259	(3,659)	(32.5)
Professional fees	3,331	2,970	361	12.2
Equipment	3,193	3,299	(106)	(3.2)
State taxes	3,088	2,480	608	24.5
FDIC insurance	2,133	2,755	(622)	(22.6)
Marketing	1,303	2,863	(1,560)	(54.5)
Amortization of TCI	1,450	1,492	(42)	(2.8)
Intangible amortization	132	107	25	23.4
Prepayment penalty on FHLB advances	2,878	—	2,878	N/M
Other	11,549	12,215	(666)	(5.5)
Total non-interest expense	$143,006	$144,168	$(1,162)	(0.8)%
N/M - Not meaningful

The $2.0 million, or 2.6%, increase in salaries and employee benefits reflected the net impact of an increase in employee salaries, due to annual merit increases and commissions, and an increase in benefits, primarily due to higher health insurance and 401(k) matching expense, partially offset by lower defined benefits expense compared to 2019. Staffing levels decreased modestly from prior period.

Data processing and software increased $925,000, or 8.2%, reflecting higher transaction volumes and costs related to technology initiatives.

Other outside services decreased $3.7 million, or 32.5%, as the prior year period included costs associated with the consolidation of the Corporation's banking subsidiaries into Fulton Bank. Marketing expense also declined $1.6 million, or 54.5%, due to the consolidation efforts in 2019.

Professional fees increased $361,000, or 12.2%, primarily due to an increase in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

State taxes increased $608,000, or 24.5%, primarily driven by an increase in PA Bank Shares and VA franchise tax expense.

In the second quarter of 2020, the Corporation redeemed long-term FHLB advances, which resulted in prepayment penalities of $2.9 million.

Income Taxes

Income tax expense for the three months ended June 30, 2020 was $6.5 million, a $3.3 million decrease from $9.9 million for the same period in 2019. The Corporation’s ETR was 14.2% for the three months ended June 30, 2020, unchanged from the same period of 2019. The decrease in income tax expense primarily resulted from a decrease in income before taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Net Interest Income

FTE net interest income decreased $14.5 million, to $319.8 million for the six months ended June 30, 2020, from $334.4 million for the same period in 2019. The NIM decreased 45 bp, or 13.1%, to 3.01% compared to 3.46% for the same period in 2019. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Six months ended June 30
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans(1)	$17,595,932	$338,110	3.86%	$16,255,562	$376,816	4.67%
Taxable investment securities (2)	2,242,663	31,465	2.81	2,317,257	31,370	2.71
Tax-exempt investment securities (2)	775,530	12,698	3.26	444,180	8,291	3.71
Total investment securities	3,018,193	44,163	2.92	2,761,437	39,661	2.87
Loans held for sale	41,393	829	4.00	20,523	590	5.76
Other interest-earning assets	709,091	3,297	4.31	388,016	4,170	2.16
Total interest-earning assets	21,364,609	386,399	3.63	19,425,538	421,237	4.36
Noninterest-earning assets:
Cash and due from banks	145,988			113,504
Premises and equipment	240,019			238,905
Other assets	1,675,849			1,259,388
Less: ACL - loans(3)	(230,858)			(162,624)
Total Assets	$23,195,607			$20,874,711
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$4,876,662	$8,020	0.33%	$4,170,221	$15,692	0.76%
Savings and money market deposits	5,287,015	10,441	0.40	4,919,357	20,512	0.84
Brokered deposits	293,756	1,495	1.02	233,244	2,964	2.56
Time deposits	2,693,202	23,602	1.76	2,791,216	23,071	1.67
Total interest-bearing deposits	13,150,635	43,558	0.67	12,114,038	62,239	1.04
Short-term borrowings	1,005,409	4,590	0.91	881,115	8,044	1.83
FHLB advances and other long-term debt	1,212,318	18,426	3.04	1,027,328	16,594	3.24
Total interest-bearing liabilities	15,368,362	66,574	0.87	14,022,481	86,877	1.25
Noninterest-bearing liabilities:
Demand deposits	5,048,408			4,211,782
Total Deposits/Cost of deposits	18,199,043		0.48%	16,325,820		0.77%
Other liabilities	455,763			357,170
Total Liabilities	20,872,533			18,591,433
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	20,416,770		0.65%	18,234,263		0.96%
Shareholders’ equity	2,323,074			2,283,278
Total Liabilities and Shareholders’ Equity	$23,195,607			$20,874,711
Net interest income/FTE NIM		319,825	3.01%		334,360	3.46%
Tax equivalent adjustment		(6,325)			(6,501)
Net interest income		$313,500			$327,859

(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for "Net Loans" and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the six months ended June 30, 2020 in comparison to the same period in 2019:

	2020 vs. 2019 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net Loans	$8,601	$(47,307)	$(38,706)
Taxable investment securities	83	13	96
Tax-exempt investment securities	4,643	(237)	4,407
Loans held for sale	322	(83)	239
Other interest-earning assets	882	(1,755)	(873)
Total interest income	$14,531	$(49,369)	$(34,838)
Interest expense on:
Demand deposits	$61	$(7,734)	$(7,673)
Savings deposits	97	(10,168)	(10,071)
Brokered deposits	32	(1,501)	(1,469)
Time deposits	351	180	531
Short-term borrowings	122	(3,576)	(3,454)
Long-term borrowings	2,125	(292)	1,833
Total interest expense	$2,788	$(23,091)	$(20,303)

The FOMC decreased the Fed Funds Rate by 25 bp in each of August, September and October of 2019. In March 2020, the FOMC decreased the Fed Funds Rate by a total of 150 bp in response to COVID-19. These changes in the Fed Funds Rate resulted in corresponding decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and LIBOR as well as for certain interest-bearing liabilities.

The 73 bp decrease in the yield on average interest-earning assets drove a $49.4 million decrease in FTE interest income, but was partially offset by the impact of a $1.9 billion, or 10.0%, increase in interest-earning assets, primarily loans, which contributed $8.6 million to FTE interest income. The yield on the loan portfolio decreased 81 bp, or 17.3%, from the same period of 2019, as all variable and certain adjustable rate loans repriced to lower rates, and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $20.3 million primarily due to the 38 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 43 bp and 44 bp, respectively, which contributed $7.7 million and $10.2 million to the decrease in interest expense, respectively. In addition, the 92 bp decrease in the rates on short-term borrowings contributed $3.6 million to the decrease in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,811,318	3.83%	$6,401,305	4.68%	$410,013	6.4%
Commercial and industrial	5,078,448	3.73	4,451,677	4.68	626,771	14.1
Real estate – residential mortgage	2,719,851	3.93	2,321,897	5.34	397,954	17.1
Real estate – home equity	1,285,661	4.32	1,418,776	4.07	(133,115)	(9.4)
Real estate – construction	935,304	3.83	936,699	5.06	(1,395)	(0.1)
Consumer	466,071	4.25	435,131	4.43	30,940	7.1
Equipment lease financing	284,612	3.88	278,290	4.42	6,322	2.3
Other	14,667	—	11,787	—	2,880	24.4
Total loans	$17,595,932	3.86%	$16,255,562	4.67%	$1,340,370	8.2%
Average loans increased $1.3 billion, or 8.2%, compared to the same period of 2019. The increase was driven largely by growth in the commercial and industrial portfolio which was impacted by PPP loans. Excluding loans originated under the PPP, commercial and industrial loan balances declined primarily as a result of reduced utilization of lines of credit. Commercial and residential mortgage loan portfolios, as well as the consumer and equipment lease financing portfolios experienced growth, partially offset by decreases in the home equity loan portfolio.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2020		2019
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,048,408	—%	$4,211,782	—%	$836,626	19.9%
Interest-bearing demand	4,876,662	0.33	4,170,221	0.76	706,441	16.9
Savings	5,287,015	0.40	4,919,357	0.84	367,658	7.5
Total demand and savings	15,212,085	0.24	13,301,360	0.55	1,910,725	14.4
Brokered deposits	293,756	1.02	233,206	2.56	60,550	26.0
Time deposits	2,693,202	1.76	2,791,254	1.67	(98,052)	(3.5)
Total deposits	$18,199,043	0.48%	$16,325,820	0.77%	$1,873,223	11.5%

Average total demand and savings accounts increased $1.9 billion, or 14.4%, driven by increases in noninterest-bearing demand deposits, interest-bearing demand deposits and saving accounts. The primary reason for the increases in average total demand and savings accounts were the result of the funding of PPP loans, which largely remained in customer deposit accounts during the quarter as well as reduced consumer spending and government stimulus payments, which also largely remained in customer deposit accounts during the quarter.

The average cost of total deposits decreased 29 bp, to 0.48%, for the first six months of 2020, compared to 0.77% for the same period of 2019, mainly as a result of reductions in deposit rates in response to the FOMC reductions to the Fed Funds Rate as well as deposit rate decreases implemented after the Fed Funds Rate cuts during the second half of 2019. The majority of deposit rates are discretionary, with the exception of indexed municipal balances. The average cost of interest-bearing deposits decreased in all non-maturity deposit categories.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$487,478	0.38%	$492,209	1.26%	$(4,731)	(1.0)%
Federal funds purchased	130,549	0.82	169,514	2.42	(38,965)	(23.0)
Short-term FHLB advances and other borrowings(2)	387,382	1.61	219,392	2.64	167,990	76.6
Total short-term borrowings	1,005,409	0.91	881,115	1.83	124,294	14.1
Long-term borrowings:
FHLB advances	579,445	1.91	640,136	2.49	(60,691)	(9.5)
Other long-term debt	632,873	4.09	387,192	4.49	245,681	63.5
Total long-term borrowings	1,212,318	3.04	1,027,328	3.24	184,990	18.0
Total borrowings	$2,217,727	2.08%	$1,908,443	2.59%	$309,284	16.2%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings increased $124.3 million, or 14.1%, primarily as a result of a $168.0 million increase in short-term FHLB advances and other borrowings. Total short-term customer funding and federal funds purchased decreased during the first six months of 2020. The average cost of short-term borrowings decreased 92 bp, mainly due to the net impact of changes in the Fed Funds Rate.

Average total long-term borrowings increased $185.0 million, or 18.0%, during the first six months of 2020, compared to the same period of 2019, as a result of the issuance of $375.0 million of subordinated notes in March of 2020, partially offset by a decrease in average FHLB advances.

Provision for Credit Losses

The provision for credit losses was $63.6 million for first six months of 2020, an increase of $53.5 million from the same period of 2019. The increase was the result of several factors, most notably, the overall uncertainty in economic forecasts due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Wealth management fees	$28,462	$27,392	$1,070	3.9%
Commercial banking:
Merchant and card	10,950	12,070	(1,120)	(9.3)
Cash management	9,245	8,999	246	2.7
Capital markets	10,079	6,568	3,511	53.5
Other commercial banking	4,892	6,631	(1,739)	(26.2)
Total commercial banking	35,167	34,268	899	2.6
Consumer banking:
Card	9,651	9,733	(82)	(0.8)
Overdraft	6,165	8,517	(2,352)	(27.6)
Other consumer banking	4,561	5,494	(933)	(17.0)
Total consumer banking	20,377	23,744	(3,367)	(14.2)
Mortgage banking:
Gains on sales of mortgage loans	22,728	8,302	14,426	173.8
Mortgage servicing income	(6,530)	3,063	(9,593)	(313.2)
Total mortgage banking	16,198	11,365	4,833	42.5
Other	7,311	4,056	3,255	80.3
Non-interest income before investment securities gains	107,515	100,825	6,690	6.6
Investment securities gains, net	3,051	241	2,810	N/M
Total Non-Interest Income	$110,566	$101,066	$9,500	9.4%
N/M - Not meaningful

Excluding net investment securities gains, non-interest income increased $6.7 million, or 6.6%, in the six months ended June 30, 2020 as compared to the same period in 2019. Wealth management revenues increased $1.1 million, or 3.9%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance prior to the impact of COVID-19, which began impacting market performance late in the first quarter of 2020.

Total commercial banking income increased $899,000, or 2.6%, compared to the same period in 2019, driven by increases in capital markets revenues, primarily commercial loan interest rate swap income and cash management fees.

Mortgage banking income increased $4.8 million, or 42.5%, driven by an increase in gains on sales of mortgage loans, partially offset by a decrease in mortgage servicing income. The increase in gains on sales of mortgage loans reflected increases in both the volume of loans sold and higher spreads on sales. The decrease in mortgage servicing income resulted from a $7.7 million increase to the valuation allowance for MSRs.

Other income increased $3.3 million, as a result of additional investments made in bank owned life insurance in 2019 and gains on sales of certain properties.

During the second quarter of 2020, the Corporation completed a limited balance sheet restructuring that included the sale of investment securities, with an amortized cost $79.0 million and an estimated fair value of $82.0 million, resulting in net investment securities gains of $3.0 million. Offsetting these gains were $2.9 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Salaries and employee benefits	$161,240	$156,748	$4,492	2.9%
Net occupancy	26,630	27,378	(748)	(2.7)
Data processing and software	23,838	21,621	2,217	10.3
Other outside services	15,481	19,611	(4,130)	(21.1)
Professional fees	7,533	6,930	603	8.7
Equipment	6,611	6,641	(30)	(0.5)
State taxes	5,891	4,482	1,409	31.4
FDIC insurance	4,941	5,364	(423)	(7.9)
Marketing	2,882	5,023	(2,141)	(42.6)
Amortization of tax credit investments	2,900	2,983	(83)	(2.8)
Intangible amortization	264	214	50	23.4
Prepayment penalty on FHLB advances	2,878	—	2,878	N/M
Other	24,469	24,997	(528)	(2.1)
Total non-interest expense	$285,558	$281,992	$3,566	1.3%
N/M - Not meaningful

The $4.5 million, or 2.9%, increase in salaries and employee benefits reflected the net impact of an increase in employee salaries, due mainly to annual merit increases and commissions, and an increase in benefits, primarily due to higher health insurance and 401(k) matching expense, partially offset by lower defined benefits expense compared to 2019. Staffing levels decreased modestly from prior period.

Data processing and software increased $2.2 million, or 10.3%, reflecting higher transaction volumes and costs related to technology initiatives.

Other outside services decreased $4.1 million, or 21.1%, as the prior year period included costs associated with the consolidation of the Corporation's banking subsidiaries into Fulton Bank. Marketing expense also declined $2.1 million, or 42.6%, due to the consolidation efforts in 2019.

Professional fees increased $603,000, or 8.7%, primarily due to an increase in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

State taxes increased $1.4 million, or 31.4%, primarily driven by an increase in PA Bank Shares and VA franchise tax expenses.

In the second quarter of 2020, the Corporation redeemed certain long-term FHLB advances, which resulted in prepayment penalties of $2.9 million.

Income Taxes

Income tax expense for the six months ended June 30, 2020 was $9.3 million, a $11.1 million decrease from $20.4 million for the same period in 2019. The Corporation’s ETR was 12.4% for the six months ended June 30, 2020, as compared to 14.9% in the same period of 2019. The decrease in income tax expense and the ETR primarily resulted from a decrease in income before taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	June 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$1,058,599	$517,791	$540,808	104.4%
FRB and FHLB Stock	91,042	97,422	(6,380)	(6.5)
Loans held for sale	77,415	37,828	39,587	104.6
Investment securities	2,974,813	2,867,378	107,435	3.7
Net Loans	18,448,185	16,673,904	1,774,281	10.6
Premises and equipment	239,596	240,046	(450)	(0.2)
Goodwill and intangibles	535,039	535,303	(264)	—
Other assets	1,193,174	916,368	276,806	30.2
Total Assets	$24,617,863	$21,886,040	$2,731,823	12.5%
Liabilities and Shareholders’ Equity
Deposits	$19,884,208	$17,393,913	$2,490,295	14.3%
Short-term borrowings	572,551	883,241	(310,690)	(35.2)
Long-term borrowings	1,295,196	881,769	413,427	46.9
Other liabilities	525,407	384,941	140,466	36.5
Total Liabilities	22,277,362	19,543,864	2,733,498	14.0
Total Shareholders’ Equity	2,340,501	2,342,176	(1,675)	(0.1)
Total Liabilities and Shareholders’ Equity	$24,617,863	$21,886,040	$2,731,823	12.5%

Cash and Cash Equivalents

The $540.8 million, or 104.4%, increase in cash and cash equivalents mainly resulted from additional collateral required to be posted with counterparties for derivative contracts as well as additional cash maintained at the FRB for liquidity purposes due to the uncertainty surrounding COVID-19.

Loans held for sale

Loans held for sale increased $39.6 million, or 104.6%, primarily as the result of an increase in the volume of residential mortgage originations due to higher refinancing activity.

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Available for Sale
State and municipal securities	$893,682	$652,927	$240,755	36.9%
Corporate debt securities	325,353	377,357	(52,004)	(13.8)
Collateralized mortgage obligations	578,394	693,718	(115,324)	(16.6)
Residential mortgage-backed securities	160,868	177,312	(16,444)	(9.3)
Commercial mortgage-backed securities	585,143	494,297	90,846	18.4
Auction rate securities	100,859	101,926	(1,067)	(1.0)
Total available for sale securities	$2,644,299	$2,497,537	$146,762	5.9%
Held to Maturity
Residential mortgage-backed securities	$330,514	$369,841	$(39,327)	(10.6)%
Total Investment Securities	$2,974,813	$2,867,378	$107,435	3.7%

Total AFS securities increased $146.8 million, or 5.9%, primarily due to the investment of a portion of the proceeds from the issuance of $375.0 million of subordinated notes, partially offset by the sale of investment securities, with an estimated fair value of $82.0 million, completed during the second quarter of 2020 as part of a limited balance sheet restructuring that included the redemption of FHLB advances. See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for additional detail on the subordinated notes issuance. Total HTM securities decreased $39.3 million, or 10.6%, primarily as a result of principal repayments and premium amortization. There were no purchases of or transfers into HTM securities during the periods presented.

Loans

The following table presents ending balances of Net Loans:

	June 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,934,936	$6,700,776	$234,160	3.5%
Commercial and industrial	5,971,201	4,446,701	1,524,500	34.3
Real estate – residential mortgage	2,862,226	2,641,465	220,761	8.4
Real estate – home equity	1,251,455	1,314,944	(63,489)	(4.8)
Real estate – construction	972,909	971,079	1,830	0.2
Consumer	465,610	463,164	2,446	0.5
Equipment lease financing and other	266,521	322,625	(56,104)	(17.4)
Overdrafts	3,622	3,582	40	1.1
Gross loans	18,728,480	16,864,336	1,864,144	11.1
Unearned income	(23,758)	(26,810)	3,052	(11.4)
Net Loans	$18,704,722	$16,837,526	$1,867,196	11.1%

Net Loans increased $1.9 billion, or 11.1%, in comparison to December 31, 2019, primarily due to growth in commercial and industrial loans and commercial and residential mortgage loans, partially offset by decreases in home equity loans and equipment lease financing. The increase in commercial and industrial loans was impacted by approximately $1.9 billion of PPP loans, partially offset by reduced utilization of lines of credit as a result of customers receiving the PPP loans.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate.

Approximately $7.9 billion, or 42.2%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2020. The Corporation's internal policy limited its maximum total lending commitment to an individual borrowing relationship to $55 million as of June 30, 2020. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

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

	June 30, 2020	December 31, 2019
Real estate (1)	38.2%	41.4%
Health care	7.2	8.1
Agriculture	5.8	7.1
Construction (2)	4.5	6.2
Manufacturing	4.6	6.0
Other services	4.3	4.7
Retail	3.3	4.2
Accommodation and food services	3.7	4.1
Wholesale trade	2.5	3.6
Educational services	2.7	4.1
Professional, scientific and technical services	2.0	2.9
Arts, entertainment and recreation	2.2	2.2
Public administration	1.7	2.0
Transportation and warehousing	1.3	1.2
Other (4)	16.0	2.2
Total	100.0%	100.0%

(1)  Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)  Includes commercial loans to borrowers engaged in the construction industry.
(3) Excludes public administration.
(4) Includes energy sector and $1.9 billion of PPP loans.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2020:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended June 30, 2020
Balance at March 31, 2020	$41,075	$35,657	$3,560	$16,393	$7,261	$—	$16,399	$120,345
Additions	9,844	9,091	3	1,150	1,171	845	932	23,036
Payments	(8,060)	(1,649)	(64)	(380)	(251)	—	(135)	(10,539)
Charge-offs	(3,480)	(2,324)	(17)	(235)	(458)	(845)	(373)	(7,732)
Transfers to OREO	—	—	—	(38)	—	—	—	(38)
Balance at June 30, 2020	$39,379	$40,775	$3,482	$16,890	$7,723	$—	$16,823	$125,072

Six months ended June 30, 2020
Balance at December 31, 2019	$48,106	$33,166	$3,618	$16,676	$7,004	$—	$16,528	$125,098
Additions	26,503	16,706	3	2,037	2,345	2,058	1,458	51,110
Payments	(20,851)	(5,902)	(122)	(543)	(775)	—	(695)	(28,888)
Charge-offs	(14,379)	(3,179)	(17)	(422)	(774)	(2,058)	(468)	(21,297)
Transfers to accrual status	—	—	—	—	—	—	—	—
Transfers to OREO	—	(16)	—	(858)	(77)	—	—	(951)
Balance at June 30, 2020	$39,379	$40,775	$3,482	$16,890	$7,723	$—	$16,823	$125,072

Non-accrual loans increased $4.7 million, or 3.9%, in comparison to March 31, 2020 primarily as a result of additions to non-accrual loans during the quarter, partially offset by payments and charge-offs. In comparison to December 31, 2019, non-accrual loans were relatively unchanged.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Non-accrual loans	$125,037	$125,098
Loans 90 days or more past due and still accruing	14,767	16,057
Total non-performing loans	139,804	141,155
OREO (1)	5,418	6,831
Total non-performing assets	$145,222	$147,986
Non-performing loans to total loans	0.75%	0.84%
Non-performing assets to total assets	0.59%	0.68%
ACL - loans to non-performing loans	183%	116%
(1) Excludes $10.6 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2020.

Non-performing loans decreased $1.4 million, or 1.0%, in comparison to December 31, 2019. Non-performing loans as a percentage of total loans were 0.75% at June 30, 2020 in comparison to 0.84% at December 31, 2019. See Note 4, "Allowance for Credit Losses and Asset Quality," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents loans whose terms have been modified under TDRs, by type, as of the indicated dates:

	June 30, 2020	December 31, 2019
	(in thousands)
Real estate - residential mortgage	$28,030	$21,551
Real estate - home equity	15,548	15,068
Real estate - commercial mortgage	20,407	13,330
Commercial and industrial	4,398	5,193
Consumer	—	8
Total accruing TDRs	68,383	55,150
Non-accrual TDRs (1)	31,575	20,825
Total TDRs	$99,958	$75,975
(1) Included with non-accrual loans in the preceding table.

The Company has adopted a disaster relief and assistance program and has provided assistance through payment deferrals and forbearances to consumer, small business and commercial customers that have been impacted by COVID-19.

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

Total internally risk-rated loans were $13.8 billion, of which $665.4 million were criticized and classified, as of June 30, 2020 and $12.0 billion, of which $662.6 million were criticized and classified, as of December 31, 2019. The following table presents internal risk ratings for commercial and industrial loans, real estate - commercial mortgages and real estate - construction loans to commercial borrowers with internal risk ratings of Special Mention (considered "criticized" loans by banking regulators) or Substandard or lower (considered "classified" loans by banking regulators), by class segment.

	Special Mention		Increase (Decrease)		Substandard or Lower		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2020	December 31, 2019	$	%	June 30, 2020	December 31, 2019	$	%	June 30, 2020	December 31, 2019
	(dollars in thousands)
Real estate - commercial mortgage	$174,730	$137,163	$37,567	27.4%	$119,232	$134,206	$(14,974)	(11.2)%	$293,962	$271,369
Commercial and industrial	194,277	181,107	13,170	7.3	165,583	199,760	(34,177)	(17.1)	359,860	380,867
Real estate - construction(1)	4,288	4,219	69	1.6	7,295	6,137	1,158	18.9	11,583	10,356
Total	$373,295	$322,489	$50,806	15.8%	$292,110	$340,103	$(47,993)	(14.1)%	$665,405	$662,592

% of total risk rated loans	2.7%	2.7%			2.1%	2.8%			4.8%	5.5%

(1) Excludes construction - other

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
ACL - loans	$256,537	$163,622
ACL - OBS credit exposure (1)	16,383	2,587
Total ACL	$272,920	$166,209

ACL - loans to net loans outstanding	1.37%	0.97%

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL related to loans:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(dollars in thousands)
Average balance of net loans	$18,331,797	$16,316,076	$17,595,932	$16,255,562

Balance of ACL - loans at beginning of period	$238,508	$162,109	$163,622	$160,537
Impact of adopting CECL	—	—	45,723	—
Loans charged off:
Commercial and industrial	3,480	1,895	14,379	4,682
Consumer	845	795	2,087	1,478
Real estate – commercial mortgage	2,324	230	3,179	1,375
Real estate – home equity	458	206	745	425
Real estate – residential mortgage	235	134	422	789
Real estate – construction	17	3	17	98
Equipment lease financing and other	688	448	1,221	1,233
Total loans charged off	8,047	3,711	22,050	10,080
Recoveries of loans previously charged off:
Commercial and industrial	2,978	2,680	4,712	3,923
Real estate – commercial mortgage	95	169	339	305
Real estate – home equity	44	223	261	420
Real estate – residential mortgage	112	211	197	343
Real estate – construction	—	1,245	70	1,329
Consumer	605	579	1,034	789
Equipment lease financing and other	92	148	200	377
Total recoveries	3,926	5,255	6,813	7,486
Net loans charged off	4,121	(1,544)	15,237	2,594
Provision for credit losses (1)	22,150	5,025	62,429	10,125
Balance of ACL - loans at end of period	$256,537	$170,233	$256,537	$170,233

Net charge-offs (recoveries) to average loans (annualized)	0.09%	(0.04)%	0.17%	0.03%

(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three and six months ended June 30, 2020 was $22.2 million and $62.4 million, respectively. Prior periods did not incorporate "life of loan" losses under CECL and applied an incurred loss model, which would not have considered economic forecasts or forward-looking consideration over the remaining expected lives of loans. The amounts recorded for the three and six months ended June 30, 2020 were primarily driven by economic assumptions, which considered the impact of COVID-19.

In addition, net charge-offs were approximately $5.7 million and $12.6 million higher in the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019. Annualized net charge-offs as a percentage of average loans for the three and six months ended June 30, 2020 were 0.09% and 0.17%, respectively, as compared to (0.04)% and 0.03% during the same periods of 2019.

The following table summarizes the allocation of the ACL - loans:

	June 30, 2020		December 31, 2019
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$102,695	37.0%	$45,610	39.7%
Commercial and industrial	61,447	31.9	68,602	26.4
Real estate - residential mortgage	46,443	15.3	19,771	7.8
Real estate - home equity	16,391	6.7	17,744	15.7
Consumer	10,299	2.5	3,762	5.8
Real estate - construction	12,314	5.2	4,443	2.7
Equipment lease financing and other	6,948	1.4	3,690	1.9%
Total ACL - loans	$256,537	100.0%	$163,622	100.0%
(1) Ending loan balances as of a % of total loans for the periods presented.
N/A - Not applicable

Other Assets

Other assets increased $276.8 million, or 30.2%, primarily due to higher fair values of derivative contracts for commercial loan interest rate swaps, an increase in the net deferred tax asset as the result of the adoption of CECL and a reclassification from accrued federal income tax, partially offset by a $7.7 million increase to the valuation allowance for MSRs.

Deposits and Borrowings

The following table presents ending deposits, by type, as of the dates indicated:

	June 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,239,055	$4,453,324	$1,785,731	40.1%
Interest-bearing demand	5,099,405	4,720,188	379,217	8.0
Savings	5,667,893	5,153,941	513,952	10.0
Total demand and savings	17,006,353	14,327,453	2,678,900	18.7
Brokered deposits	310,689	264,531	46,158	17.4
Time deposits	2,567,166	2,801,929	(234,763)	(8.4)
Total deposits	$19,884,208	$17,393,913	$2,490,295	14.3%

Total demand and savings accounts increased $2.7 billion, or 18.7%, driven by increases in all categories primarily, as the result of the funding of PPP loans, which largely remained in customer deposit accounts during the second quarter, reduced consumer spending and government stimulus payments, which also largely remained in customer deposit accounts during the second quarter.

The following table presents ending borrowings, by type, as of the dates indicated:

	June 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Total short-term customer funding(1)	$572,551	$383,241	$189,310	49.4%
Short-term FHLB advances and other borrowings (2)	—	500,000	(500,000)	(100.0)
Total short-term borrowings	572,551	883,241	(310,690)	(35.2)
Long-term borrowings:
FHLB advances	535,999	491,024	44,975	9.2
Other long-term debt	759,197	390,745	368,452	94.3
Total long-term borrowings	1,295,196	881,769	413,427	46.9
Total borrowings	$1,867,747	$1,765,010	$102,737	5.8%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with an original maturity term of less than one year.

Total short-term borrowings decreased $310.7 million, or 35.2%, due to a $500.0 million decrease in short-term FHLB advances and other borrowings partially offset by an increase of $189.3 million, or 49.4%, in short-term customer funding. The decrease in short-term borrowings was a result of higher balances of deposits and the increase in long-term borrowings, reducing the need for short-term borrowings. Long-term FHLB advances increased $45.0 million, or 9.2%, and other long-term debt increased $368.5 million as the result of the issuance of $375.0 million of subordinated notes in March 2020 as discussed in the "Overview" section of Management's Discussion.

Other Liabilities

Other liabilities increased $140.5 million, or 36.5%, primarily as the result of an increase in the fair values of derivative contracts related to commercial loan interest rate swaps.

Shareholders' Equity

Total shareholders’ equity decreased $1.7 million during the first six months of 2020. The decrease was due primarily to the $43.8 million reduction to retained earnings as a result of the adoption of CECL on January 1, 2020, the $39.7 million of common stock repurchases and $42.0 million of common stock cash dividends, partially offset by $65.6 million of net income, and a $51.6 million increase in accumulated other comprehensive income, mainly due to improvements in fair values of AFS securities.

In October 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020. During the first quarter of 2020, 2.9 million shares were repurchased at a total cost of $39.7 million, or $13.65 per share, under this program. Up to an additional $60.3 million of the Corporation's common stock may be repurchased under this program. Under the repurchase program, repurchased shares were added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time and was suspended in mid-March in order to preserve liquidity in response to potential unknown economic impacts of the COVID-19 pandemic.

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

The Capital Rules require the Corporation and Fulton Bank to:

•Meet a minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and a Tier 1 capital ratio of 6.00% of risk-weighted assets;

•Continue to require a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets; and

•Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, have been phased out as a component of Tier 1 capital for institutions of the Corporation's size.

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

As of June 30, 2020, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the Capital Rules.

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

As of June 30, 2020, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There are no conditions or events since June 30, 2020 that management believes have changed the institutions’ capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2020	December 31, 2019	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	14.0%	11.8%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	9.5%	9.7%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.5%	9.7%	4.5%	7.0%
Tier I Capital (to Average Assets)	7.4%	8.4%	4.0%	4.0%

The increase in the total capital ratio from December 31, 2019 to June 30, 2020 was mainly due to the issuance of $375.0 million of subordinated notes in March 2020, as discussed in the "Overview" of Management's Discussion, partially offset by common stock repurchases during the quarter.

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of June 30, 2020 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $114.3million	18.5%
+300 bp	+ $85.8 million	13.9%
+200 bp	+ $56.2 million	9.1%
+100 bp	+ $26.9 million	4.4%

(1)These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bp shock in interest rates, 20% for a 200 bp shock and 30% for a 300 bp shock. As of June 30, 2020, the Corporation was within economic value of equity policy limits for every 100 bp shock.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2020, the Corporation had $539.0 million of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $4.2 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2020, the Corporation had aggregate federal funds lines of $1.8 billion, with no outstanding borrowings. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of June 30, 2020, the Corporation had $383 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2020 used $35.3 million of cash, mainly due to net increases in other operating activities of $161.4 million, partially offset by net income of $65.6 million, and the net impact of provision for credit losses of $63.6 million. Cash used in investing activities was $1.9 billion, mainly due to net increases in loans and investments. Cash provided by financing activities was $2.5 billion due mainly to increases in demand and savings deposits.

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

State and Municipal Securities

As of June 30, 2020, the Corporation owned securities issued by various states or municipalities with a total cost basis of $852.6 million and a fair value of $893.7 million. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2020, approximately all of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 60% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of subordinated debt and senior debt issued by financial institutions. As of June 30, 2020, these securities had an amortized cost of $312.5 million and an estimated fair value of $325.4 million. During the second quarter of 2020, the Corporation sold corporate debt securities with an amortized cost of $66.8 million and an estimated fair value of $66.9 million.
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

Changes in Internal Control over Financial Reporting

During the first quarter of 2020, the Corporation implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Corporation’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) In October 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020. During the first quarter of 2020, 2.9 million shares were repurchased at a total cost of $39.7 million, or $13.65 per share. Up to an additional $60.3 million of the Corporation's common stock may be repurchased under this program through December 31, 2020. Under the repurchase programs, repurchased shares were added to treasury stock, at cost.

As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time and was suspended in mid-March of 2020 in order to preserve liquidity in response to potential unknown economic impacts due to the COVID-19 pandemic.

Item 6. Exhibits

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on June 24, 2011. (File No. 0-10587)

3.2	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed on May 21, 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 7, 2020	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	August 7, 2020	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer