Form 10-Q
period 2020-09-30
FULTON FINANCIAL CORP
filed 2020-11-06
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-10587
FULTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania			23-2195389
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

One Penn Square	Lancaster,	Pennsylvania	17602
(Address of principal executive offices)			(Zip Code)
(717) 291-2411
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $2.50	FULT	The Nasdaq Stock Market, LLC
Depositary Shares, Each Representing 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A*	FULTP	The Nasdaq Stock Market, LLC
*Denotes class of security issued and outstanding on the date this report is filed, but not at September 30, 2020.

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
Common Stock, $2.50 Par Value –162,250,000 shares outstanding as of October 30, 2020.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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
Note: Some numbers contained in the document may not sum due to rounding

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and due from banks	$139,304	$132,283
Interest-bearing deposits with other banks	1,395,586	385,508
Cash and cash equivalents	1,534,890	517,791
FRB and FHLB stock	93,964	97,422
Loans held for sale	93,621	37,828
Investment securities:
AFS, at estimated fair value	2,793,480	2,497,537
HTM, at amortized cost	304,241	369,841
Loans	19,028,621	16,837,526
Less: ACL - loans	(266,825)	(163,622)
Net Loans	18,761,796	16,673,904
Premises and equipment	236,943	240,046
Accrued interest receivable	70,766	60,898
Goodwill and intangible assets	534,907	535,303
Other assets	1,118,673	855,470
Total Assets	$25,543,281	$21,886,040
LIABILITIES
Deposits:
Noninterest-bearing	$6,378,077	$4,453,324
Interest-bearing	14,351,974	12,940,589
Total Deposits	20,730,051	17,393,913
Short-term borrowings	611,727	883,241
Accrued interest payable	9,123	8,834
Long-term borrowings	1,296,012	881,769
Other liabilities	506,107	376,107
Total Liabilities	23,153,020	19,543,864
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 600 million shares authorized, 223.1 million shares issued in 2020 and 222.4 million issued in 2019	557,718	556,110
Additional paid-in capital	1,505,730	1,499,681
Retained earnings	1,099,684	1,079,391
Accumulated other comprehensive gain (loss)	56,954	(137)
Treasury stock, at cost, 61.0 million shares in 2020 and 58.3 million shares in 2019	(829,825)	(792,869)
Total Shareholders’ Equity	2,390,261	2,342,176
Total Liabilities and Shareholders’ Equity	$25,543,281	$21,886,040

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$158,804	$186,001	$493,256	$558,055
Investment securities:
Taxable	13,150	15,565	44,615	46,935
Tax-exempt	5,449	3,673	15,481	10,222
Loans held for sale	728	466	1,557	1,056
Other interest income	1,028	2,709	4,324	6,879
Total Interest Income	179,159	208,414	559,233	623,147
INTEREST EXPENSE
Deposits	14,631	35,737	58,189	97,974
Short-term borrowings	370	4,156	4,960	12,200
Long-term borrowings	10,042	7,260	28,468	23,854
Total Interest Expense	25,043	47,153	91,617	134,028
Net Interest Income	154,116	161,260	467,616	489,119
Provision for credit losses	7,080	2,170	70,680	12,295
Net Interest Income After Provision for Credit Losses	147,036	159,090	396,936	476,824
NON-INTEREST INCOME
Wealth management	14,943	13,867	43,405	41,259
Commercial banking	18,311	18,788	53,477	53,055
Consumer banking	10,423	13,333	30,800	37,077
Mortgage banking	16,801	6,658	32,998	18,023
Other	2,769	2,675	10,080	6,733
Non-Interest Income Before Investment Securities Gains	63,246	55,321	170,761	156,147
Investment securities gains, net	2	4,492	3,053	4,733
Total Non-Interest Income	63,248	59,813	173,814	160,879
NON-INTEREST EXPENSE
Salaries and employee benefits	79,227	78,211	240,467	234,959
Net occupancy	13,221	12,368	39,851	39,746
Data processing and software	12,285	11,590	36,123	33,211
Other outside services	7,617	12,163	23,098	31,774
Professional fees	2,879	3,331	10,412	10,261
Equipment	3,711	3,459	10,322	10,100
State taxes	2,692	2,523	8,583	7,005
FDIC insurance	1,578	239	6,519	5,603
Marketing	1,147	3,322	4,029	8,345
Amortization of TCI	1,694	1,533	4,594	4,516
Intangible amortization	132	1,071	397	1,285
Prepayment penalty on FHLB advances	—	4,326	2,878	4,326
Other	12,962	12,634	37,431	37,631
Total Non-Interest Expense	139,147	146,770	424,705	428,762
Income Before Income Taxes	71,137	72,133	146,045	208,941
Income taxes	9,529	10,025	18,832	30,391
Net Income	$61,607	$62,108	$127,213	$178,550
PER SHARE:
Net Income (Basic)	$0.38	$0.38	$0.78	$1.06
Net Income (Diluted)	0.38	0.37	0.78	1.06
Cash Dividends	0.13	0.13	0.39	0.39
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Net Income	$61,607	$62,108	$127,213	$178,550
Other Comprehensive Income, net of tax:
Unrealized gain on securities	4,333	18,029	56,186	63,244
Reclassification adjustment for securities gains included in net income	(1)	(3,498)	(2,377)	(3,686)
Amortization of net unrealized losses on AFS securities transferred to HTM	928	3,430	2,517	5,425
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	—	—	—	(682)
Amortization of net unrecognized pension and postretirement income	255	277	765	843
Other Comprehensive Income	5,515	18,238	57,091	65,144
Total Comprehensive Income	$67,122	$80,346	$184,304	$243,694

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Common Stock			Retained Earnings		Treasury Stock	Total
	Shares Outstanding	Amount	Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2020
Balance at June 30, 2020	161,958	$557,569	$1,503,750	$1,059,160	$51,439	$(831,417)	$2,340,501
Net income				61,607			61,607
Other comprehensive income					5,515		5,515
Stock issued	176	149	105			1,592	1,846
Stock-based compensation awards			1,875				1,875
Common stock cash dividends - $0.13 per share				(21,083)			(21,083)
Balance at September 30, 2020	162,134	$557,718	$1,505,730	$1,099,684	$56,954	$(829,825)	$2,390,261

Three months ended September 30, 2019
Balance at June 30, 2019	166,903	$555,690	$1,493,628	$1,018,736	$(12,157)	$(747,099)	$2,308,798
Net income				62,108			62,108
Other comprehensive income					18,238		18,238
Stock issued	157	198	919			1,043	2,160
Stock-based compensation awards			2,110				2,110
Acquisition of treasury stock	(3,024)					(48,071)	(48,071)
Common stock cash dividends - $0.13 per share				(21,327)			(21,327)
Balance at September 30, 2019	164,036	$555,888	$1,496,657	$1,059,517	$6,081	$(794,127)	$2,324,016

Nine months ended September 30, 2020
Balance at December 31, 2019	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income				127,213			127,213
Other comprehensive income					57,091		57,091
Stock issued	824	1,608	646			2,792	5,046
Stock-based compensation awards			5,403				5,403
Acquisition of treasury stock	(2,908)					(39,748)	(39,748)
Impact of adopting CECL (1)				(43,807)			(43,807)
Common stock cash dividends - $0.39 per share				(63,113)			(63,113)
Balance at September 30, 2020	162,134	$557,718	$1,505,730	$1,099,684	$56,954	$(829,825)	$2,390,261

Nine months ended September 30, 2019
Balance at December 31, 2018	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income				178,550			178,550
Other comprehensive income					65,144		65,144
Stock issued	701	1,511	1,496			806	3,813
Stock-based compensation awards			5,458				5,458
Acquisition of treasury stock	(6,849)					(111,457)	(111,457)
Common stock cash dividends - $0.39 per share				(65,065)			(65,065)
Balance at September 30, 2019	164,036	$555,888	$1,496,657	$1,059,517	$6,081	$(794,127)	$2,324,016

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1, "Basis of Presentation" to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127,213	$178,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	70,680	12,295
Depreciation and amortization of premises and equipment	21,653	20,984
Amortization of TCI	22,883	24,608
Net amortization of investment securities premiums	8,722	6,861
Investment securities gains, net	(3,053)	(4,733)
Gain on sales of mortgage loans held for sale	(42,208)	(13,822)
Proceeds from sales of mortgage loans held for sale	1,113,671	672,314
Originations of mortgage loans held for sale	(1,127,256)	(665,338)
Intangible amortization	397	1,285
Amortization of issuance costs and discounts on long-term debt	836	632
Stock-based compensation	5,403	5,458
Other changes, net	(169,447)	(195,560)
Total adjustments	(97,719)	(135,016)
Net cash provided by operating activities	29,494	43,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	215,150	697,634
Proceeds from principal repayments and maturities of AFS securities	282,832	169,380
Proceeds from principal repayments and maturities of HTM securities	67,268	62,320
Purchase of AFS securities	(728,937)	(838,634)
Sale (purchase) of FRB and FHLB stock	3,458	(15,274)
Net increase in loans	(2,203,974)	(529,974)
Net purchases of premises and equipment	(18,550)	(23,799)
Net cash paid for acquisition	—	(3,907)
Net change in tax credit investments	(9,585)	(14,715)
Net cash used in investing activities	(2,392,338)	(496,969)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	3,669,990	627,958
Net (decrease) increase in time deposits	(333,852)	338,600
Net (decrease) increase in short-term borrowings	(271,514)	78,083
Additions to long-term debt	495,898	305,000
Repayments of long-term debt	(82,491)	(571,197)
Net proceeds from issuance of common stock	5,046	3,813
Dividends paid	(63,387)	(64,439)
Acquisition of treasury stock	(39,748)	(111,457)
Net cash provided by financing activities	3,379,942	606,361
Net Increase in Cash and Cash Equivalents	1,017,099	152,926
Cash and Cash Equivalents at Beginning of Period	517,791	445,687
Cash and Cash Equivalents at End of Period	$1,534,890	$598,613
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$91,328	$134,935
Income taxes	12,118	7,966
Supplemental schedule of certain noncash activities:
Transfer of HTM securities to AFS securities	$—	$158,898
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

CECL Adoption and Updated Significant Accounting Policy

On January 1, 2020, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, and net investments in leases recognized by a lessor in accordance with ASC Topic 842.

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

Loan origination fees and the related direct origination costs for loans originated under the PPP loan program are amortized on a straight-line basis over the repayment period of the loan. To the extent that a PPP loan is forgiven, the unamortized fees and costs will be recorded at the time of forgiveness.

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

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include loans on accrual status, excluding accruing TDRs, and loans initially evaluated individually, but determined not to have enhanced credit risk characteristics. This category includes loans on non-accrual status and TDRs where the total commitment amount is less than $1 million. The ACL is estimated by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan or lease level. In order to determine the PD, LGD, and EAD inputs:
•Loans are aggregated into pools based on similar risk characteristics.
•The PD and LGD model components are determined based on loss estimates driven by historical credit loss experience for each pool of loans.
•The PD model components use econometric regression models that use the Corporation’s historical credit loss experience and economic variable inputs to estimate a PD for each loan pool. The LGD model component calculates a lifetime LGD estimate across each pool of loans utilizing a loss rate approach based on the Corporation’s historical charge-off and the balance at the time of loan default adjusted for the Corporation’s recovery experience.
•Reasonable and supportable economic variable forecasts are incorporated into the PD model components.
•Reasonable and supportable forecast periods are based on different economic forecasts and scenarios sourced from an external third party. A future loss forecast over the reasonable and supportable forecast period is based on the projected performance of specific economic variables that statistically correlate loss experience in the various loan pools.

•After the reasonable and supportable forecast period, economic variable forecasts naturally revert, at the input level,to a long-run average.
•To calculate the EAD model component, cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate. In addition, a constant prepayment rate is calculated for each loan pool.

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

Qualitative and Other Adjustments to ACL: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These qualitative factors include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, specific industry risks, competition, model imprecision and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These categories include but are not limited to loans-in-process, trade acceptances and overdrafts.

OBS Credit Exposures: The ACL for OBS credit exposures is recorded in other liabilities on the consolidated balance sheets. This portion of the ACL represents management’s estimate of expected losses in its unfunded loan commitments and other OBS credit exposures. The ACL specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for OBS credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses.

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of September 30, 2020, no HTM debt securities required an ACL as these investments consist solely of government guaranteed residential mortgage-backed securities.

AFS Debt Securities: The ACL approach for AFS debt securities differs from the CECL approach used for HTM debt securities as AFS debt securities are carried at fair value rather than amortized cost. Prior to the adoption of CECL, credit losses on AFS debt securities were determined using an OTTI approach. Under CECL, the concept of OTTI has been eliminated, but the general approach to determining credit losses is largely consistent with the OTTI method. Under CECL, credit losses on AFS debt securities are recognized through an ACL rather than through a direct write-down of the security. As of September 30, 2020, no AFS debt securities required an ACL.

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

Recently Issued Accounting Standards

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASC Update 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	This update amends ASC Topic 715-20 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans.

This update is effective for fiscal years ending after December 15, 2020. Early adoption is permitted.
Fiscal Year 2020	The Corporation intends to adopt this standards update effective with its December 31, 2020 annual report on Form 10-K. This standard will impact the Corporation's disclosure relating to employee benefit plans, but the Corporation does not expect the adoption of this update to have a material impact on the consolidated financial statements.

ASC Update 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	This update simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

	This update is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.	First Quarter 2021	The Corporation intends to adopt this standards update effective with its March 31, 2021 quarterly report on Form 10-Q. This update is not expected to have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the 2019 consolidated financial statements and notes have been reclassified to conform to the 2020 presentation.

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Bank is required to maintain reserves against its deposit liabilities. Prior to March 2020, reserves were in the form of cash and balances with the FRB. The FRB suspended cash reserve requirements effective March 26, 2020. The amount of such reserves as of December 31, 2019 was $218.9 million. In addition, cash collateral is posted by the Corporation with counterparties to secure derivative and other contracts. The amounts of such cash collateral as of September 30, 2020 and December 31, 2019 were $460.3 million and $199.6 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
State and municipal securities	$880,495	$46,216	$(157)	$926,554
Corporate debt securities	327,143	16,724	(1,309)	342,558
Collateralized mortgage obligations	516,312	16,207	(46)	532,473
Residential mortgage-backed securities	318,343	3,409	(57)	321,695
Commercial mortgage-backed securities	548,076	24,136	(2)	572,210
Auction rate securities	101,510	—	(3,520)	97,990
Total	$2,691,879	$106,692	$(5,091)	$2,793,480

Held to Maturity
Residential mortgage-backed securities	$304,241	$20,699	$—	$324,940

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
State and municipal securities	$638,125	$15,826	$(1,024)	$652,927
Corporate debt securities	370,401	8,490	(1,534)	377,357
Collateralized mortgage obligations	682,307	11,726	(315)	693,718
Residential mortgage-backed securities	177,183	1,078	(949)	177,312
Commercial mortgage-backed securities	489,603	6,471	(1,777)	494,297
Auction rate securities	107,410	—	(5,484)	101,926
Total	$2,465,029	$43,591	$(11,083)	$2,497,537

Held to Maturity
Residential mortgage-backed securities	$369,841	$13,864	$—	$383,705

On July 1, 2019, the Corporation transferred state and municipal securities from the held to maturity classification to the available for sale classification as permitted through the early adoption of ASU 2019-04. The amortized cost of the securities transferred was $158.9 million and the estimated fair value was $168.5 million.

Securities carried at $568.4 million at September 30, 2020 and $462.6 million at December 31, 2019 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of September 30, 2020, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	September 30, 2020
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$11,252	$11,388	$—	$—
Due from one year to five years	32,118	33,397	—	—
Due from five years to ten years	315,094	330,233	—	—
Due after ten years	950,684	992,084	—	—
	1,309,148	1,367,102	—	—
Residential mortgage-backed securities(1)	318,343	321,695	304,241	324,940
Commercial mortgage-backed securities(1)	548,076	572,210	—	—
Collateralized mortgage obligations(1)	516,312	532,473	—	—
Total	$2,691,879	$2,793,480	$304,241	$324,940

(1) Mortgage-backed securities and collateralized mortgage obligations do not have stated maturities and are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of investment securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended	(in thousands)
September 30, 2020	$94	$(92)	$2
September 30, 2019	7,938	(3,446)	4,492

Nine months ended
September 30, 2020	$6,545	$(3,492)	$3,053
September 30, 2019	11,207	(6,474)	4,733

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

During the third quarter of 2019, the Corporation completed a balance sheet restructuring that included the sale of investment securities, with an amortized cost of $409.2 million and an estimated fair value of $413.7 million, resulting in net investment securities gains of $4.5 million. Offsetting these gains were $4.3 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	September 30, 2020
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(in thousands)
State and municipal securities	6	$25,372	$(157)	—	$—	$—	$25,372	$(157)
Corporate debt securities	16	67,030	(965)	1	6,847	(344)	73,877	(1,309)
Collateralized mortgage obligations	1	25,489	(46)	—	—	—	25,489	(46)
Residential mortgage-backed securities	4	75,876	(57)	—	—	—	75,876	(57)
Commercial mortgage-backed securities	1	9,322	(2)	—	—	—	9,322	(2)
Auction rate securities	—	—	—	162	97,990	(3,520)	97,990	(3,520)
Total available for sale(1)	28	$203,089	$(1,227)	163	$104,837	$(3,864)	$307,926	$(5,091)

	December 31, 2019
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
State and municipal securities	44	$136,344	$(1,024)	—	$—	$—	$136,344	$(1,024)
Corporate debt securities	5	30,719	(346)	8	18,759	(1,188)	49,478	(1,534)
Collateralized mortgage obligations	5	33,865	(190)	1	5,330	(125)	39,195	(315)
Residential mortgage-backed securities	5	12,247	(40)	26	127,373	(909)	139,620	(949)
Commercial mortgage-backed securities	7	121,340	(1,777)	—	—	—	121,340	(1,777)
Auction rate securities	—	—	—	177	101,926	(5,484)	101,926	(5,484)
Total available for sale(1)	66	$334,515	$(3,377)	212	$253,388	$(7,706)	$587,903	$(11,083)

(1) No HTM securities were in an unrealized loss position as of September 30, 2020 or December 31, 2019.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of September 30, 2020.
Based on management’s evaluations, no ACL was required for ARCs or corporate debt securities as of September 30, 2020. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 - Allowance for Credit Losses and Asset Quality

Net Loans are summarized as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Real estate - commercial mortgage	$7,046,330	$6,700,776
Commercial and industrial	5,968,154	4,446,701
Real-estate - residential mortgage	3,061,835	2,641,465
Real-estate - home equity	1,222,709	1,314,944
Real-estate - construction	1,007,534	971,079
Consumer	469,551	463,164
Equipment lease financing and other	274,570	322,625
Overdrafts	1,694	3,582
Gross loans	19,052,377	16,864,336
Unearned income	(23,756)	(26,810)
Net Loans	$19,028,621	$16,837,526

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

The following table presents the components of the ACL under CECL:

September 30, 2020
(in thousands)
ACL - loans	$266,825
ACL - OBS credit exposure	15,533
Total ACL	$282,358

The following table presents the activity in the ACL in 2020:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	(in thousands)
Balance at beginning of period	$272,920	$166,209
Impact of adopting CECL on January 1, 2020 (1)	—	58,348
Loans charged off	(5,489)	(27,539)
Recoveries of loans previously charged off	7,847	14,660
Net loans recovered (charged off)	2,358	(12,879)
Provision for credit losses (2)	7,080	70,680
Balance at end of period	$282,358	$282,358
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $850,000 and $320,000 related to OBS credit exposures for the three and nine months ended September 30, 2020, respectively.

The following table presents the activity in the ACL - loans by portfolio segment, for the three and nine months ended September 30, 2020:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended September 30, 2020
Balance at June 30, 2020	$102,695	$61,447	$16,391	$46,443	$12,314	$10,299	$6,948	$256,537
Loans charged off	(746)	(2,969)	(393)	(198)	—	(701)	(483)	(5,489)
Recoveries of loans previously charged off	100	2,103	44	95	4,873	447	185	7,847
Net loans recovered (charged off)	(646)	(866)	(349)	(103)	4,873	(254)	(298)	2,358
Provision for loan losses (1)	9,806	(1,743)	256	2,013	(2,177)	260	(484)	7,930
Balance at September 30, 2020	$111,855	$58,838	$16,298	$48,353	$15,010	$10,305	$6,166	$266,825
Nine months ended September 30, 2020
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of adopting CECL on January 1, 2020	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(3,925)	(17,348)	(1,138)	(620)	(17)	(2,788)	(1,704)	(27,539)
Recoveries of loans previously charged off	439	6,815	305	292	4,943	1,481	385	14,660
Net loans recovered (charged off)	(3,486)	(10,533)	(833)	(328)	4,926	(1,307)	(1,319)	(12,879)
Provision for loan losses (1)	40,370	19,345	(548)	7,675	1,626	1,881	11	70,359
Balance at September 30, 2020	$111,855	$58,838	$16,298	$48,353	$15,010	$10,305	$6,166	$266,825
(1) Provision included in the table only includes the portion related to Net Loans.

The higher provision during the first nine months of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in international, national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. Qualitative adjustments used in determining the ACL increased compared to those at the time of adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to forecasted economic variables due to the economic impact of COVID-19 and the future performance of loans that received deferrals or forbearances due to COVID-19.

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

The following table presents the components of the ACL:

December 31, 2019
(in thousands)
Allowance for loan losses	$163,622
Reserve for unfunded lending commitments	2,587
ACL	$166,209

The following table presents the activity in the ACL for the periods indicated in 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)
Balance at beginning of period	$176,941	$169,410
Loans charged off	(10,128)	(20,208)
Recoveries of loans previously charged off	3,814	11,300
Net loans charged off	(6,314)	(8,908)
Provision for credit losses(1)	2,170	12,295
Balance at end of period	$172,797	$172,797

(1) Includes ($46,000) and ($2.2 million) related to reserve for unfunded lending commitments for the three and nine months ended September 30, 2019, respectively.

The following table presents the activity in the allowance for loan losses, by portfolio segment, for the three and nine months ended September 30, 2019:

	Real Estate - Commercial Mortgage	Commercial & Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended September 30, 2019
Balance at June 30, 2019	$54,859	$66,341	$18,981	$18,892	$4,928	$3,363	$2,869	$170,233
Loans charged off	(394)	(7,181)	(498)	(533)	(45)	(877)	(600)	(10,128)
Recoveries of loans previously charged off	444	2,311	132	440	164	216	107	3,814
Net loans recovered (charged off)	50	(4,870)	(366)	(93)	119	(661)	(493)	(6,314)
Provision for loan losses(1)	(5,529)	7,710	(662)	(109)	(664)	798	672	2,216
Balance at September 30, 2019	$49,380	$69,181	$17,953	$18,690	$4,383	$3,500	$3,048	$166,135
Nine months ended September 30, 2019
Balance at December 31, 2018	$52,889	$58,868	$18,911	$18,921	$5,061	$3,217	$2,670	$160,537
Loans charged off	(1,769)	(11,863)	(923)	(1,322)	(143)	(2,355)	(1,833)	(20,208)
Recoveries of loans previously charged off	749	6,234	552	783	1,493	1,005	484	11,300
Net loans recovered (charged off)	(1,020)	(5,629)	(371)	(539)	1,350	(1,350)	(1,349)	(8,908)
Provision for loan losses(1)	(2,489)	15,942	(587)	308	(2,028)	1,633	1,727	14,506
Balance at September 30, 2019	$49,380	$69,181	$17,953	$18,690	$4,383	$3,500	$3,048	$166,135
(1) The provision in the table only includes the portion related to Net Loans.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2020 and December 31, 2019, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of both September 30, 2020 and December 31, 2019, approximately 93% of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	September 30, 2020			December 31, 2019
	Non-accrual Loans			Non-accrual Loans
	With a Related Allowance	Without a Related Allowance	Total	Total
	(in thousands)
Real estate - commercial mortgage	$15,145	$25,781	$40,926	$33,166
Commercial and industrial	14,326	20,948	35,274	48,106
Real estate - residential mortgage	23,637	1,256	24,893	16,676
Real estate - home equity	8,682	—	8,682	7,004
Real estate - construction	607	1,014	1,621	3,618
Consumer	235	—	235	—
Equipment lease financing and other	—	16,690	16,690	16,528
	$62,632	$65,689	$128,321	$125,098

As of September 30, 2020, there were $65.7 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, in the current period :

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$94,758	$243,614	$196,393	$138,308	$44,315	$114,228	$47,594	$—	$879,210
Special Mention	—	241	—	—	7,103	6,106	—	—	13,450
Substandard or Lower	—	448	—	—	760	5,822	943	—	7,973
Total real estate - construction	94,758	244,303	196,393	138,308	52,178	126,156	48,537	—	900,633
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	(17)	—	—	(17)
Current period recoveries	—	—	—	—	68	4,875	—	—	4,943
Total net (charge-offs) recoveries	—	—	—	—	68	4,858	—	—	4,926
Commercial and industrial
Pass	2,409,273	540,493	330,516	229,184	216,228	635,782	1,256,763	—	5,618,239
Special Mention	52,203	13,653	7,618	10,886	13,693	29,919	50,673	—	178,645
Substandard or Lower	38,983	1,125	15,819	11,797	13,422	25,081	64,089	954	171,270
Total commercial and industrial	2,500,459	555,271	353,953	251,867	243,343	690,782	1,371,525	954	5,968,154
Commercial and industrial
Current period gross charge-offs	—	(106)	(10)	(102)	(388)	(117)	(16,625)	—	(17,348)
Current period recoveries		39	364	207	91	1,704	4,410	—	6,815
Total net (charge-offs) recoveries	—	(67)	354	105	(297)	1,587	(12,215)	—	(10,533)
Real estate - commercial mortgage
Pass	702,768	933,999	792,029	850,926	871,759	2,381,373	88,116	327	6,621,297
Special Mention	13,247	13,505	19,298	33,245	46,354	139,832	3,502	—	268,983
Substandard or Lower	1,119	2,409	13,665	39,467	9,375	88,671	1,344	—	156,050
Total real estate - commercial mortgage	717,134	949,913	824,992	923,638	927,488	2,609,876	92,962	327	7,046,330
Real estate - commercial mortgage
Current period gross charge-offs	—	(16)	(36)	(2,515)	(29)	(1,312)	(17)	—	(3,925)
Current period recoveries	—	—	—	—	1	438	—	—	439
Total net (charge-offs) recoveries	—	(16)	(36)	(2,515)	(28)	(874)	(17)	—	(3,486)
Total
Pass	$3,206,799	$1,718,106	$1,318,938	$1,218,418	$1,132,302	$3,131,383	$1,392,473	$327	$13,118,746
Special Mention	65,450	27,399	26,916	44,131	67,150	175,857	54,175	—	461,078
Substandard or Lower	40,102	3,982	29,484	51,264	23,557	119,574	66,376	954	335,293
Total	$3,312,351	$1,749,487	$1,375,338	$1,313,813	$1,223,009	$3,426,814	$1,513,024	$1,281	$13,915,117

(1) Excludes real estate - construction - other.

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, internal credit risk ratings for the indicated loan class segments:

	December 31, 2019
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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. For certain loans classes, the Corporation evaluates credit quality based on the aging status of the loan. The following table presents the amortized cost of these loans based on payment activity, by origination year, for the current period:

	September 30, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$21,247	$8,297	$14,573	$12,064	$13,006	$140,145	$995,811	$5,485	$1,210,628
Nonperforming	—	—	153	256	225	2,354	8,764	329	12,081
Total real estate - home equity	21,247	8,297	14,726	12,320	13,231	142,499	1,004,575	5,814	1,222,709
Real estate - home equity
Current period gross charge-offs	—	—	—	—	—	—	(1,137)	—	(1,137)
Current period recoveries	—	—	—	—	—	123	182	—	305
Total net (charge-offs) recoveries	—	—	—	—	—	123	(955)	—	(832)
Real estate - residential mortgage
Performing	953,063	649,475	268,809	383,345	294,005	484,717	—	—	3,033,414
Nonperforming	—	832	2,437	2,611	723	21,818	—	—	28,421
Total real estate - residential mortgage	953,063	650,307	271,246	385,956	294,728	506,535	—	—	3,061,835
Real estate - residential mortgage
Current period gross charge-offs	—	(68)	(101)	(190)	(7)	(254)	—	—	(620)
Current period recoveries	—	—	13	1	—	278	—	—	292
Total net (charge-offs) recoveries	—	(68)	(88)	(189)	(7)	24	—	—	(328)
Consumer
Performing	93,208	106,797	104,984	48,281	27,828	38,319	49,594	—	469,011
Nonperforming	123	68	56	62	47	162	22	—	540
Total consumer	93,331	106,865	105,040	48,343	27,875	38,481	49,616	—	469,551
Consumer
Current period gross charge-offs	—	(500)	(425)	(346)	(433)	(642)	(442)	—	(2,788)
Current period recoveries	—	48	148	116	177	891	101	—	1,481
Total net (charge-offs) recoveries	—	(452)	(277)	(230)	(256)	249	(341)	—	(1,307)
Equipment lease financing and other
Performing	69,512	71,629	53,733	39,888	18,481	6,219	—	—	259,462
Nonperforming	—	—	190	16,054	272	286	—	—	16,802
Total leasing and other	69,512	71,629	53,923	55,942	18,753	6,505	—	—	276,264
Equipment lease financing and other
Current period gross charge-offs	(1,463)	(241)	—	—	—	—	—	—	(1,704)
Current period recoveries	187	136	17	16	9	20	—	—	385
Total net (charge-offs) recoveries	(1,276)	(105)	17	16	9	20	—	—	(1,319)
Construction - other
Performing	45,386	36,764	6,614	—	16	—	17,940	—	106,720
Nonperforming	—	—	—	181	—	—	—	—	181
Total construction - other	45,386	36,764	6,614	181	16	—	17,940	—	106,901
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,182,416	$872,962	$448,713	$483,578	$353,336	$669,400	$1,063,345	$5,485	$5,079,235
Nonperforming	123	900	2,836	19,164	1,267	24,620	8,786	329	58,025
Total	$1,182,539	$873,862	$451,549	$502,742	$354,603	$694,020	$1,072,131	$5,814	$5,137,260

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, a summary of performing, delinquent and non-performing loans for the indicated class segments:

	December 31, 2019
	Performing	Delinquent (1)	Non-performing (2)	Total
	(dollars in thousands)
Real estate - home equity	$1,292,035	$12,341	$10,568	$1,314,944
Real estate - residential mortgage	2,584,763	34,291	22,411	2,641,465
Construction - other	92,649	895	809	94,353
Consumer - direct	63,582	465	190	64,237
Consumer - indirect	393,974	4,685	268	398,927
Total consumer	457,556	5,150	458	463,164
Equipment lease financing and other	278,743	4,012	16,642	299,397
	$4,705,746	$56,689	$50,888	$4,813,323
% of Total	97.8%	1.2%	1.0%	100%
(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	September 30, 2020	December 31, 2019
	(in thousands)
Non-accrual loans	$128,321	$125,098
Loans 90 days or more past due and still accruing	13,761	16,057
Total non-performing loans	142,082	141,155
OREO (1)	4,565	6,831
Total non-performing assets	$146,647	$147,986
(1) Excludes $9.6 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2020.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
September 30, 2020
Real estate – commercial mortgage	$11,867	$3,702	$2,499	$40,926	$6,987,336	$7,046,330
Commercial and industrial	5,326	1,228	1,950	35,274	5,924,376	5,968,154
Real estate – residential mortgage	10,686	1,180	3,394	24,893	3,021,682	3,061,835
Real estate – home equity	3,966	902	3,070	8,682	1,206,089	1,222,709
Real estate – construction	—	—	2,430	1,621	1,003,483	1,007,534
Consumer	1,648	436	306	235	466,926	469,551
Equipment lease financing and other	250	110	112	16,690	235,346	252,508
Total	$33,743	$7,558	$13,761	$128,321	$18,845,238	$19,028,621

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2019
Real estate – commercial mortgage	$10,912	$1,543	$4,113	$33,166	$6,651,042	$6,700,776
Commercial and industrial	2,302	2,630	1,385	48,106	4,392,278	4,446,701
Real estate – residential mortgage	26,982	7,309	5,735	16,676	2,584,763	2,641,465
Real estate – home equity	9,635	2,706	3,564	7,004	1,292,035	1,314,944
Real estate – construction	1,715	900	688	3,618	964,158	971,079
Consumer	4,228	922	458	—	457,556	463,164
Equipment lease financing and other	552	3,460	114	16,528	278,743	299,397
Total	$56,326	$19,470	$16,057	$125,098	$16,620,575	$16,837,526

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

Troubled Debt Restructurings

The following table presents TDRs, by class segment:

	September 30, 2020	December 31, 2019
	(in thousands)
Real estate - residential mortgage	$19,427	$21,551
Real estate - commercial mortgage	28,558	13,330
Real estate - home equity	14,875	15,068
Commercial and industrial	7,328	5,193
Consumer	—	8
Total accruing TDRs	70,188	55,150
Non-accrual TDRs (1)	37,025	20,825
Total TDRs	$107,213	$75,975

(1)Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30				Nine months ended September 30
	2020		2019		2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Real estate - residential mortgage	8	$1,351	1	$830	48	$10,516	6	$2,263
Real estate - commercial mortgage	5	8,394	1	81	12	24,868	1	81
Real estate - home equity	13	1,370	12	327	40	3,556	46	2,281
Commercial and industrial	4	3,021	3	97	18	4,399	13	4,928
Consumer	3	53	—	—	11	238	—	—
Total	33	$14,189	17	$1,335	129	$43,577	66	$9,553

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. For the nine months ended September 30, 2020, payment schedule modifications having a recorded investment of $3.8 billion were excluded from TDRs based on this regulatory guidance.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,692	$38,826	$39,267	$38,573
Originations of MSRs	4,319	2,499	8,569	5,585
Amortization	(4,129)	(1,970)	(8,954)	(4,803)
Balance at end of period	$38,882	$39,355	$38,882	$39,355

Valuation allowance:
Balance at beginning of period	$(7,700)	$—	$—	$—
Additions to valuation allowance	(1,500)	—	(9,200)	—
Balance at end of period	$(9,200)	$—	$(9,200)	$—

Net MSRs at end of period	$29,682	$39,355	$29,682	$39,355
Estimated fair value of MSRs at end of period	$29,682	$43,968	$29,682	$43,968

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of loans serviced by the Corporation for unrelated third parties was $4.8 billion and $4.9 billion as of September 30, 2020 and December 31, 2019, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $29.7 million and $45.2 million at September 30, 2020 and December 31, 2019, respectively. Based on its fair value analysis as of September 30, 2020, the Corporation determined that a $1.5 million increase to the valuation allowance was required for the three months ended September 30, 2020, resulting in a total valuation allowance of $9.2 million for the nine months ended September 30, 2020. The increases to the valuation allowance were recorded as reductions to mortgage banking income on the consolidated statements of income for the three and nine months ended September 30, 2020.

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. The Corporation is required to clear all eligible interest rate swap contracts with a clearing agent and is subject to the regulations of the Commodity Futures Trading Commission.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2020		December 31, 2019
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$446,268	$11,994	$132,260	$1,123
Negative fair values	4,611	(61)	9,783	(53)
Forward Commitments
Positive fair values	—	—	75,000	63
Negative fair values	414,110	(1,644)	180,000	(371)
Interest Rate Swaps with Customers
Positive fair values	3,777,684	375,567	2,903,489	143,484
Negative fair values	12,288	(2)	376,705	(695)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	12,288	2	376,705	695
Negative fair values	3,777,684	(183,225)	2,903,489	(75,327)
Foreign Exchange Contracts with Customers
Positive fair values	2,947	32	3,373	38
Negative fair values	5,885	(280)	7,283	(154)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	7,325	340	9,028	192
Negative fair values	2,653	(19)	4,976	(45)

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended September 30		Nine months ended September 30
		2020	2019	2020	2019
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$1,783	$843	$9,527	$1,457
Interest rate swaps	Other expense	(12)	51	70	198
Foreign exchange contracts	Other income	25	10	42	44
Net fair value gains on derivative financial instruments		$1,796	$904	$9,639	$1,699
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	September 30, 2020	December 31, 2019
	(in thousands)
Amortized cost (1)	$90,416	$37,396
Fair value	93,621	37,828
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $658,000 and $2.8 million for the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, losses related to changes in fair values of mortgage loans held for sale were $499,000 and $174,000, respectively.

Balance Sheet Offsetting

Although certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements, the Corporation elects to not offset such qualifying assets and liabilities.

The Corporation is a party to interest rate swaps with dealer counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swap agreements in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared daily through a clearing agent. As a result, the total fair values of interest rate swap derivative assets and liabilities recognized on the consolidated balance sheet are not equal and offsetting.

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

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
September 30, 2020
Interest rate swap derivative assets	$375,569	$(2)	$—	$375,567
Foreign exchange derivative assets with correspondent banks	340	(19)	—	321
Total	$375,909	$(21)	$—	$375,888

Interest rate swap derivative liabilities	$183,230	$(2)	$(183,228)	$—
Foreign exchange derivative liabilities with correspondent banks	19	(19)	—	—
Total	$183,249	$(21)	$(183,228)	$—

December 31, 2019
Interest rate swap derivative assets	$144,179	$(757)	$—	$143,422
Foreign exchange derivative assets with correspondent banks	192	(45)	—	147
Total	$144,371	$(802)	$—	$143,569

Interest rate swap derivative liabilities	$76,022	$(757)	$(75,265)	$—
Foreign exchange derivative liabilities with correspondent banks	45	(45)	—	—
Total	$76,067	$(802)	$(75,265)	$—

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	September 30,	December 31,
	2020	2019
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$145,415	$153,351
Other tax credit investments, net	70,379	64,354
Total TCIs, net	$215,794	$217,705
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$22,591	$16,684
Other tax credit liabilities	60,585	55,105
Total unfunded tax credit commitments and liabilities	$83,176	$71,789

The following table presents other information relating to the Corporation's TCIs:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(7,290)	$(7,852)	$(21,678)	$(23,002)
Other tax credit investment credits and tax benefits	(1,240)	(1,136)	(3,122)	(3,407)
Amortization of affordable housing investments, net of tax benefit	5,024	5,649	15,071	16,638
Deferred tax expense	275	238	691	715
Total net reduction in income tax expense	$(3,231)	$(3,101)	$(9,038)	$(9,056)
Amortization of TCIs:
Affordable housing tax credits investment	$1,021	$863	$3,065	$2,508
Other tax credit investment amortization	673	670	1,529	2,008
Total amortization of TCIs	$1,694	$1,533	$4,594	$4,516

NOTE 8 – Accumulated Other Comprehensive Income

The following table presents changes in other comprehensive income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended September 30, 2020	(in thousands)
Unrealized gain on securities	$5,565	$(1,232)	$4,333
Reclassification adjustment for securities gains included in net income (1)	(2)	1	(1)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,192	(264)	928
Amortization of net unrecognized pension and postretirement items (3)	329	(73)	255
Total Other Comprehensive Income	$7,083	$(1,568)	$5,515
Three months ended September 30, 2019
Unrealized gain on securities (4)	$23,150	$(5,121)	$18,029
Reclassification adjustment for securities gains included in net income (1)	(4,492)	994	(3,498)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	4,405	(974)	3,430
Amortization of net unrecognized pension and postretirement items (3)	357	(80)	277
Total Other Comprehensive Income	$23,419	$(5,181)	$18,238

Nine months ended September 30, 2020
Unrealized gain on securities	$72,146	$(15,960)	$56,186
Reclassification adjustment for securities gains included in net income (1)	(3,053)	676	(2,377)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	3,232	(715)	2,517
Amortization of net unrecognized pension and postretirement items (3)	984	(219)	765
Total Other Comprehensive Income	$73,309	$(16,218)	$57,091

Nine months ended September 30, 2019
Unrealized gain on securities (4)	$81,207	$(17,963)	$63,244
Reclassification adjustment for securities gains included in net income (1)	(4,733)	1,047	(3,686)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	6,966	(1,541)	5,425
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(875)	193	(682)
Amortization of net unrecognized pension and postretirement items (3)	1,083	(240)	843
Total Other Comprehensive Income	$83,648	$(18,504)	$65,144

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
(4)    Before-Tax amount includes a $3.7 million reclassification of unrealized loss related to the early adoption of ASU 2019-04.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2020
Balance at June 30, 2020	$65,930	$—	$(14,491)	$51,439
Other comprehensive income before reclassifications	4,333	—	—	4,333
Amounts reclassified from accumulated other comprehensive income	(1)	—	255	254
Amortization of net unrealized losses on AFS securities transferred to HTM	928	—	—	928
Balance at September 30, 2020	$71,190	$—	$(14,236)	$56,954
Three months ended September 30, 2019
Balance at June 30, 2019	$2,368	$(2)	$(14,523)	$(12,157)
Other comprehensive income before reclassifications	18,029	—	—	18,029
Amounts reclassified from accumulated other comprehensive income (loss)	(3,498)	—	277	(3,221)
Amortization of net unrealized losses on AFS securities transferred to HTM	3,430	—	—	3,430
Balance at September 30, 2019	$20,329	$(2)	$(14,246)	$6,081

Nine months ended September 30, 2020
Balance at December 31, 2019	$14,864	$—	$(15,001)	$(137)
Other comprehensive income before reclassifications	56,186	—	—	56,186
Amounts reclassified from accumulated other comprehensive income (loss)	(2,377)	—	765	(1,612)
Amortization of net unrealized losses on AFS securities transferred to HTM	2,517	—	—	2,517
Balance at September 30, 2020	$71,190	$—	$(14,236)	$56,954
Nine months ended September 30, 2019
Balance at December 31, 2018	$(44,654)	$680	$(15,089)	$(59,063)
Other comprehensive income before reclassifications	63,244	(682)	—	62,562
Amounts reclassified from accumulated other comprehensive income (loss)	(3,686)	—	843	(2,843)
Amortization of net unrealized losses on AFS securities transferred to HTM	5,425	—	—	5,425
Balance at September 30, 2019	$20,329	$(2)	$(14,246)	$6,081

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis, have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$93,621	$—	$93,621
Available for sale investment securities:
State and municipal securities	—	926,554	—	926,554
Corporate debt securities	—	342,558	—	342,558
Collateralized mortgage obligations	—	532,473	—	532,473
Residential mortgage-backed securities	—	321,695	—	321,695
Commercial mortgage-backed securities	—	572,210	—	572,210
Auction rate securities	—	—	97,990	97,990
Total available for sale investment securities	—	2,695,490	97,990	2,793,480
Other assets:
Investments held in Rabbi Trust	21,828	—	—	21,828
Derivative assets	372	387,563	—	387,935
Total assets	$22,200	$3,176,674	$97,990	$3,296,864
Other liabilities:
Deferred compensation liabilities	$21,828	$—	$—	$21,828
Derivative liabilities	299	184,932	—	185,231
Total liabilities	$22,127	$184,932	$—	$207,059

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$37,828	$—	$37,828
Available for sale investment securities:
State and municipal securities	—	652,927	—	652,927
Corporate debt securities	—	374,957	2,400	377,357
Collateralized mortgage obligations	—	693,718	—	693,718
Residential mortgage-backed securities	—	177,312	—	177,312
Commercial mortgage-backed securities	—	494,297	—	494,297
Auction rate securities	—	—	101,926	101,926
Total available for sale investment securities	—	2,393,211	104,326	2,497,537
Other assets:
Investments held in Rabbi Trust	22,213	—	—	22,213
Derivative assets	230	145,365	—	145,595
Total assets	$22,443	$2,576,404	$104,326	$2,703,173
Other liabilities:
Deferred compensation liabilities	$22,213	$—	$—	$22,213
Derivative liabilities	199	76,447	—	76,646
Total liabilities	$22,412	$76,447	$—	$98,859

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2020 and December 31, 2019 were based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 6 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.
Available for sale investment securities – Included in this asset category are debt securities. Level 2 investment securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.
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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($338.2 million at September 30, 2020 and $362.3 million at December 31, 2019), single-issuer trust preferred securities issued by financial institutions ($0 at September 30, 2020 and $11.2 million at December 31, 2019) and other corporate debt issued by non-financial institutions ($4.4 million at September 30, 2020 and $3.9 million at December 31, 2019). As noted in "Note 3 - Investment Securities", several corporate debt securities were sold in the second quarter of 2020. Refer to the specific note for further information.

Level 2 investment securities include the Corporation’s holdings of subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $0 and $8.8 million of single-issuer TruPS held at September 30, 2020 and December 31, 2019, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Level 3 investment securities include the Corporation’s investments in certain single-issuer TruPS ($0 at September 30, 2020 and $2.4 million at December 31, 2019). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.
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
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($372,000 at September 30, 2020 and $230,000 at December 31, 2019). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($12.0 million at September 30, 2020 and $1.2 million at December 31, 2019) and the fair value of interest rate swaps ($375.6 million at September 30, 2020 and $144.2 million at December 31, 2019). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($299,000 at September 30, 2020 and $199,000 at December 31, 2019).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.7 million at September 30, 2020 and $424,000 at December 31, 2019) and the fair value of interest rate swaps ($183.2 million at September 30, 2020 and $76.0 million at December 31, 2019).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
Three months ended September 30, 2020	(in thousands)
Balance at June 30, 2020	$—	$—	$100,859
Sales	—	—	—
Unrealized adjustment to fair value (1)	—	—	(2,869)
Balance at September 30, 2020	$—	$—	$97,990

Three months ended September 30, 2019
Balance at June 30, 2019	$—	$2,370	$103,365
Unrealized adjustment to fair value (1)	—	(2)	(67)
Discount accretion	—	2	—
Balance at September 30, 2019	$—	$2,370	$103,298

Nine months ended September 30, 2020
Balance at December 31, 2019	$—	$2,400	$101,926
Sales	—	(2,160)	—
Unrealized adjustment to fair value (1)	—	(242)	(3,936)
Discount accretion	—	2	—
Balance at September 30, 2020	$—	$—	$97,990

Nine months ended September 30, 2019
Balance at December 31, 2018	$875	$2,400	$102,994
Sales	(770)	—	—
Unrealized adjustment to fair value (1)	(105)	(32)	304
Discount accretion	—	2	—
Balance at September 30, 2019	$—	$2,370	$103,298

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2020	December 31, 2019
	(in thousands)
Net Loans	$113,073	$144,807
OREO	4,565	6,831
MSRs (1)	29,682	45,193
Total assets	$147,320	$196,831
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
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2020 valuation were 17.7% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

In 2008, the Corporation received Class B restricted shares of Visa, Inc. ("Visa") as part of Visa’s initial public offering. These securities are considered equity securities without readily determinable fair values. As such, the approximately 133,000 Visa Class B shares owned as of September 30, 2020 were carried at a zero cost basis.

The following tables present the carrying amounts and estimated fair values of the Corporation’s financial instruments as of the periods shown. A general description of the methods and assumptions used to estimate such fair values follows:

	September 30, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,534,890	$1,534,890	$—	$—	$1,534,890
FRB and FHLB stock	93,964	—	93,964	—	93,964
Loans held for sale	93,621	—	93,621	—	93,621
AFS securities	2,793,480	—	2,695,490	97,990	2,793,480
HTM securities	304,241	—	324,940	—	324,940
Net Loans	18,761,796	—	—	18,514,547	18,514,547
Accrued interest receivable	70,766	70,766	—	—	70,766
Other assets	694,442	272,632	387,563	34,247	694,442
FINANCIAL LIABILITIES
Demand and savings deposits	$17,997,443	$17,997,443	$—	$—	$17,997,443
Brokered deposits	317,588	275,719	41,869	—	317,588
Time deposits	2,415,020	—	2,442,422	—	2,442,422
Short-term borrowings	611,727	611,727	—	—	611,727
Accrued interest payable	9,123	9,123	—	—	9,123
FHLB advances and long-term debt	1,296,012	—	1,342,192	—	1,342,192
Other liabilities	352,740	152,272	184,935	15,533	352,740

	December 31, 2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$517,791	$517,791	$—	$—	$517,791
FRB and FHLB stock	97,422	—	97,422	—	97,422
Loans held for sale	37,828	—	37,828	—	37,828
AFS securities	2,497,537	—	2,393,211	104,326	2,497,537
HTM securities	369,841	—	383,705	—	383,705
Net Loans	16,673,904	—	—	16,485,122	16,485,122
Accrued interest receivable	60,898	60,898	—	—	60,898
Other assets	431,565	234,176	145,365	52,024	431,565
FINANCIAL LIABILITIES
Demand and savings deposits	$14,327,453	$14,327,453	$—	$—	$14,327,453
Brokered deposits	264,531	223,982	40,549	—	264,531
Time deposits	2,801,930	—	2,828,988	—	2,828,988
Short-term borrowings	883,241	883,241	—	—	883,241
Accrued interest payable	8,834	8,834	—	—	8,834
FHLB advances and long-term debt	881,769	—	878,385	—	878,385
Other liabilities	221,542	142,508	76,447	2,587	221,542

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

As of September 30, 2020, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

NOTE 10 – Net Income Per Share

Basic net income per share is calculated as net income divided by the weighted average number of shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, RSUs, and PSUs. PSUs are required to be included in weighted average shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average shares outstanding used to calculate basic net income per share and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Weighted average shares outstanding (basic)	162,061	165,324	162,416	167,834
Impact of common stock equivalents	518	802	667	888
Weighted average shares outstanding (diluted)	162,579	166,126	163,083	168,722
Per share:
Basic	$0.38	$0.38	$0.78	$1.06
Diluted	0.38	0.37	0.78	1.06

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

As of September 30, 2020, the Employee Equity Plan had 9.3 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 180,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(in thousands)
Compensation expense	$1,875	$2,110	$5,403	$5,458
Tax benefit	(397)	(451)	(1,144)	(1,194)
Stock-based compensation expense, net of tax benefit	$1,478	$1,659	$4,259	$4,264

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(in thousands)
Interest cost	$681	$813	$2,043	$2,443
Expected return on plan assets	(982)	(688)	(2,946)	(2,066)
Net amortization and deferral	465	496	1,395	1,486
Net periodic pension cost	$164	$621	$492	$1,863

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(in thousands)
Interest cost	$11	$15	$33	$45
Net accretion and deferral	(137)	(139)	(411)	(417)
Net periodic benefit	$(126)	$(124)	$(378)	$(372)

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

The outstanding amounts of commitments to extend credit and letters of credit were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit	$8,325,169	$6,689,519
Standby letters of credit	294,429	303,020
Commercial letters of credit	54,112	50,432

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of September 30, 2020 and December 31, 2019, the total reserve for losses on residential mortgage loans sold was $1.1 million and $3.2 million, respectively, including reserves for both representation and warranty and credit loss exposures. With the adoption of CECL on January 1, 2020 the reserve for estimated losses on certain residential mortgage loans sold to investors was reclassified to ACL - OBS credit exposures. This reclassification resulted in a $2.1 million increase to ACL - OBS credit exposures and a corresponding decrease to the reserve for estimated losses related to loans sold to investors in the first quarter of 2020.

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

SEC Investigation

As disclosed in the Corporation’s Current Report on Form 8-K filed with the SEC on September 28, 2020, on September 28, 2020, the SEC announced that it has accepted an Offer of Settlement submitted by the Corporation to resolve the previously disclosed investigation by the staff of the Division of Enforcement of the SEC regarding certain accounting determinations that could have impacted the Corporation’s reported earnings per share. Under the settlement, without admitting or denying the SEC’s findings in this matter, the Corporation consented to the entry of an administrative civil cease-and-desist order by the SEC with respect to certain violations of the federal securities laws in the fourth quarter of 2016 through the second quarter of 2017, and the payment of a civil monetary penalty of $1.5 million.

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress filed a putative collective and class action lawsuit on behalf of herself and other teller supervisors, tellers, and other similar non-exempt employees in the U.S. District Court for the District of New Jersey, D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. Fulton Bank accepted summons without a formal service of process on January 20, 2020. The lawsuit alleges that Fulton Bank did not record or otherwise account for the amount of time D. Kress and putative collective and class members spent conducting branch opening security procedures. The allegation is that, as a result, Fulton Bank did not properly compensate those employees for their regular and overtime wages. The lawsuit alleges that by doing so, Fulton violated: (i) the federal Fair Labor Standards Act and seeks back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and seeks back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and seeks back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserts New Jersey common law claims seeking compensatory damages and interest. Following the submission of a formal demand for damages by Counsel representing plaintiffs ("Plaintiffs’ Counsel"), the Corporation and Plaintiffs’ Counsel engaged in negotiations regarding the potential settlement of this lawsuit on a collective and class basis. While the negotiations are ongoing, the Corporation and Plaintiffs’ Counsel have reached a tentative agreement with respect to the financial terms of a potential settlement to resolve this lawsuit. If the parties are able to reach a formal settlement agreement, that settlement agreement would be subject to approval by the U.S. District Court for the District of New Jersey. The Corporation is not able to provide any assurance that a formal settlement agreement will be reached, or that the District Court will approve the settlement agreement. The financial terms of the potential settlement involve an amount that is not expected to be material to the Corporation. The Corporation established an accrued liability during the third quarter of 2020 for the amount of the potential settlement.

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

NOTE 15 – Subsequent Event

On October 29, 2020 the Corporation issued 8,000,000 depositary shares ("Depositary Shares"), each representing a 1/40th interest in a share of Fulton’s 5.125% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share), for an aggregate offering amount of $200 million. The Corporation received net proceeds from the offering of $193.7 million, after deducting underwriting discounts and commissions and before deducting transaction expenses payable by the Corporation.

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

FORWARD-LOOKING STATEMENTS

The Corporation has made, and may continue to make, certain forward-looking statements with respect to its financial condition, results of operations and business. Do not unduly rely on forward-looking statements. Forward-looking statements can be identified by the use of words such as "may," "should," "will," "could," "estimates," "predicts," "potential," "continue," "anticipates," "believes," "plans," "expects," "future," "intends," "projects," the negative of these terms and other comparable terminology. These forward-looking statements may include projections of, or guidance on, the Corporation's future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation's business or financial results.

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
•the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impacts of the pandemic on the Corporation, its customers and third parties;
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
•the potential for negative consequences resulting from regulatory violations, investigations and examinations, or failure to comply with the BSA, the Patriot Act and related AML requirements, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions, the need to undertake remedial actions and possible damage to the Corporation’s reputation;
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

•the Corporation’s ability to achieve the expected cost savings, and the timing of such savings, associated with the Corporation’s recently announced plans to consolidate certain of its financial service offices and implement other cost-saving measures;
•the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;
•the Corporation’s ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;
•the effects of changes in accounting policies, standards, and interpretations on the Corporation’s reporting of its financial condition and results of operations, including the Corporation’s adoption of ASU 2016-13, Financial Instruments – Credit Losses (CECL);
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

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and elsewhere in this Report, including in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and in Item 1A. "Risk Factors".

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net income (in thousands)	$61,607	$62,108	$127,213	$178,550
Diluted net income per share	$0.38	$0.37	$0.78	$1.06
Return on average assets	0.97%	1.15%	0.71%	1.13%
Return on average shareholders' equity	10.32%	10.64%	7.26%	10.41%
Return on average tangible shareholders' equity (1)	13.50%	14.03%	9.44%	13.64%
Net interest margin (2)	2.70%	3.31%	2.90%	3.41%
Efficiency ratio (1)	62.3%	63.6%	64.4%	63.9%
Non-performing assets to total assets	0.57%	0.66%	0.57%	0.66%
Annualized net (recoveries) charge-offs to average loans	(0.05)%	0.15%	0.10%	0.07%
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

COVID-19 Pandemic

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused substantial disruption in economic and social activity, both globally and in the United States. The spread of COVID-19, and the related government actions to mandate or encourage temporary closures of businesses, quarantines, social distancing, "stay at home" orders and other restrictions on in-person operations, activities, and operations, have caused severe disruptions in the U.S. economy, which has, in turn, disrupted, and will likely continue to disrupt the business of the Company's customers, as well as the Company's own business and operations. The resulting impacts of COVID-19 on consumers, including the sudden, significant increase in the unemployment rate, has caused changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of current and prospective borrowers. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Company’s markets, may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to the Company.

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

As the COVID-19 pandemic began to subside within the Company’s markets and governmental restrictions began to be lifted or eased, the Company adopted a phased approach to restoring regular lobby access at most of its locations and returning employees currently working remotely to the Company’s offices. The timing and scope of these processes are adaptable to respond to changes in the evolution of COVID-19 and governmental restrictions and recommendations, and include the addition of new physical and procedural safeguards designed to protect the health and safety of the Company’s employees and customers and comply with governmental requirements and recommendations. Approximately 25% of the Company’s locations are expected to provide lobby access by appointment only on a long-term basis.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could continue to adversely affect the Company's net interest income and margins and profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. As of September 30, 2020, the Company funded approximately 10,000 loans totaling $2.0 billion under the PPP.

Stimulus payments to eligible consumers, enhanced unemployment benefits provided by the federal government and traditional, state-provided unemployment compensation, as well as other forms of relief provided to consumers and businesses, have helped to limit some of the adverse impacts of COVID-19. The reduction, expiration or discontinuation of these measures may adversely impact the recovery of economic activity and the ability of borrowers to meet their payment and other obligations to the Company, either of which could require the Company to increase the ACL through provisions for credit losses.

The impact of COVID-19 on the Company’s financial results is evolving and uncertain. The Company has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. While many areas of the economy began to exhibit signs of recovery during the third quarter of 2020, the lingering effects of the pandemic, particularly in certain sectors of the economy, or a resurgence in COVID-19 infections that prompts the continuation or imposition of governmental restrictions on activities, may result in decreased demand for the Company’s loan products. In addition, the decline in economic activity occurring due to COVID-19 and the actions by the FOMC with respect to interest rates are likely to affect the Company’s net interest income, non-interest income and credit-related losses for an uncertain period of time. As a result, the Company has taken steps to maintain liquidity and conserve capital during this period of uncertainty. The Company has been holding excess cash reserves since the middle of March, has additional liquidity available through borrowing arrangements and other sources and has suspended its share repurchase program until there is more clarity surrounding the economic conditions. See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

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

Summary of Financial Results for the three and nine months ended September 30, 2020:

•Net Income and Net Income Per Share - Net income was $61.6 million and $127.2 million for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, net income decreased $500,000 compared to the same period in 2019. Diluted net income per share was $0.38, a $0.01, or 2.7%, increase compared to the same period in 2019. The increase in diluted net income per share was the result of lower weighted average diluted shares outstanding for the three months ended September 30, 2020 compared to the same period in 2019. Net income for the nine months ended September 30, 2020 decreased $51.3 million, or 28.8%, compared to the same period in 2019, and diluted net income per share was $0.78, a $0.28, or 26.4%, decrease compared to the same period in 2019. The decreases in net income for both periods were primarily a result of lower net interest income, and a higher provision for credit losses, as a result of the adoption of CECL and deteriorating economic assumptions resulting from COVID-19, partially offset by higher non-interest income and lower non-interest expense.

•Net Interest Income - Net interest income decreased $7.1 million, or 4.4%, and $21.5 million, or 4.4%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decreases resulted from lower yields on interest-earning assets, partially offset by balance sheet growth and the impact of lower funding costs. Overall, the net interest margin decreased 61 bp and 51 bp for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.

◦Net Interest Margin - For the three and nine months ended September 30, 2020, the decreases in the net interest margin reflect the net impact of a 112 bp and a 88 bp decrease in yields on interest-earning assets, respectively, partially offset by a 55 bp and 39 bp decrease in the cost of funds, respectively.

◦Loan Growth - Average Net Loans grew by $2.4 billion, or 14.9%, and $1.7 billion, or 10.5%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were driven largely by the issuance of PPP loans and growth in the real estate commercial and residential mortgage portfolios.

◦Deposit Growth - Average deposits grew $3.4 billion, or 20.3%, and $2.4 billion, or 14.5%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were driven by growth in all deposit categories except time deposits. The increases in average total demand and savings accounts were driven by the funding of various government stimulus programs, which largely remained in customer deposit accounts during the second and third quarters as well as seasonal increases in municipal accounts.

•Long-term Debt - In March 2020, the Corporation issued a total of $375.0 million of subordinated notes, with $200.0 million of subordinated notes due in 2030 having a fixed-to-floating rate of 3.25% and an effective rate of 3.35% and $175.0 million of subordinated notes due in 2035 having a fixed-to-floating rate of 3.75% and an effective rate of 3.85%.

•Asset Quality - Non-performing assets decreased $1.3 million as of September 30, 2020 compared to December 31, 2019. Annualized net recoveries to average loans outstanding were 0.05% for the three months ended September 30, 2020 and annualized net charge-offs were 0.10% for the nine months ended September 30, 2020, compared to net charge-offs of 0.15% and 0.07% for the same periods in 2019, respectively. The provisions for credit losses for the three and nine months ended September 30, 2020 were $7.1 million and $70.7 million, respectively, compared to $2.2 million and $12.3 million, respectively, for the same periods in 2019. The higher provision during the first nine months of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. Qualitative adjustments used in determining the ACL increased compared to those at the time of adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to forecasted economic variables due to the economic impact of COVID-19 and the future performance of loans that received deferrals or forbearances due to COVID-19.

•Non-interest Income - For the three and nine months ended September 30, 2020, non-interest income, excluding net investment securities gains, increased $7.9 million, or 14.3%, and $14.6 million, or 9.4%, respectively, as compared to the same periods in 2019. The increase during the three months ended September 30, 2020, was primarily the result of mortgage banking income which increased $10.1 million, driven by an increase in gains on sales of mortgage loans, partially offset by a $1.5 million increase to the valuation allowance for MSRs. In addition wealth management fees increased $1.0 million resulting from overall market performance. For the nine months ended September 30, 2020, mortgage banking increased $15.0 million, net of a $9.2 million increase to the valuation allowance for MSRs. Increases were also experienced in wealth management fees and commercial banking.

•Non-interest Expense - Non-interest expense decreased $7.6 million, or 5.2%, and $4.1 million, or 0.9%, for the three and nine months ended September 30, 2020, respectively, in comparison to the same periods in 2019. The decrease during the three months ended September 30, 2020 was primarily the result of lower outside services, marketing and professional fees, partially offset by higher FDIC insurance and salaries and employee benefits. During 2019 in connection with the consolidation of the Corporation's subsidiary banks into Fulton Bank ("Charter Consolidation"), expenses, primarily outside services, totaling $5.2 million and $11.7 million were incurred for the three and nine months ended September 30, 2019, respectively. In addition during the third quarter of 2019, the Corporation recorded $4.3 million of prepayment penalties on certain FHLB advances in conjunction with a balance sheet restructuring. The decrease during the nine months ended September 30, 2020 was primarily the result of decreases in outside services and marketing, and lower prepayment penalties on FHLB advances, partially offset by higher salaries and employee benefits, increases in data processing and software expenses and state taxes.

As a result of a recent strategic operating expense review announced in October of 2020, the Corporation is undertaking a number of cost-saving initiatives that are expected to result in annual expense savings of $25 million. The Corporation expects to reinvest a portion of the cost savings to accelerate digital transformation initiatives. It is expected that the cost savings will not be fully realized until mid-2021. In addition, it is expected that a pre-tax charge within the range of $17 to $19 million will be realized for this initiative for employee severance, fixed asset write-offs and lease termination charges, among others. Of this charge, $800,000 for severance expense in connection with the closure and consolidation of 21 financial centers expected to be completed in early 2021 was incurred in the third quarter of 2020, $16 to $17 million is expected to be incurred in the fourth quarter of 2020, with the remaining charges of up to approximately $1 million being recognized in the first quarter of 2021.

•Income Taxes - Income taxes were $9.5 million and $18.8 million for the three and nine months ended September 30, 2020, respectively, resulting in ETRs of 13.4% and 12.9%, respectively, as compared to 13.9% and 14.5% for the same periods in 2019, respectively. The ETR was lower mainly due to lower income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(dollars in thousands)
Return on average tangible shareholders' equity
Net income	$61,607	$62,108	$127,213	$178,550
Plus: Intangible amortization, net of tax	103	846	312	1,016
Numerator	$61,711	$62,954	$127,525	$179,566

Average common shareholders' equity	$2,374,091	$2,315,585	$2,340,204	$2,294,165
Less: Average goodwill and intangible assets	(534,971)	(535,184)	(535,103)	(534,097)
Denominator	$1,839,120	$1,780,401	$1,805,101	$1,760,068

Return on average tangible shareholders' equity, annualized	13.50%	14.03%	9.44%	13.64%

Efficiency ratio
Non-interest expense	$139,147	$146,770	$424,705	$428,762
Less: Prepayment penalty on FHLB advances	—	(4,326)	(2,878)	(4,326)
Less: Amortization of tax credit investments	(1,694)	(1,533)	(4,594)	(4,516)
Less: Intangible amortization	(132)	(1,071)	(397)	(1,285)
Numerator	$137,321	$139,840	$416,836	$418,635

Net interest income (FTE) (1)	$157,106	$164,517	$476,931	$498,877
Plus: Total non-interest income	63,248	59,813	173,814	160,879
Less: Investment securities gains, net	(2)	(4,492)	(3,053)	(4,733)
Denominator	$220,353	$219,838	$647,692	$655,023

Efficiency ratio	62.3%	63.6%	64.4%	63.9%

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

The ACL is estimated over a reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with PD rates. As economic variables revert to long-term averages through the forecast process, externally developed long-term economic forecasts are used to establish the impacts of the economic scenario, reversion, and long-term averages in the development of losses over the expected life of the assets being modeled. The CECL estimate is highly sensitive to the economic forecasts used to develop the estimate. Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of COVID-19 and effectiveness of the related government response, since the beginning of 2020 the Corporation has evaluated a range of economic scenarios, including more and less severe economic deteriorations, with varying speeds of recovery.

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

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Net Interest Income

FTE net interest income decreased $7.4 million, to $157.1 million, for the three months ended September 30, 2020, from $164.5 million in the same period in 2019. The NIM decreased 61 bp, or 18.4%, to 2.70%, compared to 3.31% for the same period in 2019. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended September 30
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans (1)	$18,880,519	$160,344	3.38%	$16,436,507	$188,280	4.55%
Taxable investment securities (2)	2,011,893	13,150	2.61	2,282,292	15,565	2.73
Tax-exempt investment securities (2)	861,764	6,899	3.19	516,907	4,650	3.57
Total investment securities	2,873,657	20,049	2.79	2,799,199	20,215	2.88
Loans held for sale	79,999	728	3.64	31,898	466	5.83
Other interest-earning assets	1,387,327	1,028	0.30	509,579	2,709	2.12
Total interest-earning assets	23,221,502	182,149	3.13	19,777,183	211,670	4.25
Noninterest-earning assets:
Cash and due from banks	138,567			120,967
Premises and equipment	239,183			240,383
Other assets	1,835,190			1,491,115
Less: ACL - loans (3)	(264,934)			(171,848)
Total Assets	$25,169,508			$21,457,800
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,591,548	$1,913	0.14%	$4,448,112	$9,163	0.82%
Savings deposits	5,716,050	2,347	0.16	5,026,316	11,059	0.87
Brokered deposits	314,721	440	0.56	253,426	1,536	2.40
Time deposits	2,495,445	9,931	1.58	2,974,993	13,979	1.86
Total interest-bearing deposits	14,117,764	14,631	0.41	12,702,847	35,737	1.12
Short-term borrowings	613,127	370	0.24	919,697	4,156	1.78
FHLB advances and long-term debt	1,295,515	10,042	3.10	842,706	7,260	3.44
Total interest-bearing liabilities	16,026,406	25,043	0.62	14,465,250	47,153	1.29
Noninterest-bearing liabilities:
Demand deposits	6,270,683			4,247,820
Total Deposits/Cost of deposits	20,388,447		0.29	16,950,667		0.84
Other liabilities	498,328			429,145
Total Liabilities	22,795,417			19,142,215
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,297,089		0.45	18,713,070		1.00
Shareholders’ equity	2,374,091			2,315,585
Total Liabilities and Shareholders’ Equity	$25,169,508			$21,457,800
Net interest income/FTE NIM		157,106	2.70%		164,517	3.31%
Tax equivalent adjustment		(2,990)			(3,257)
Net interest income		$154,116			$161,260
(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for Net Loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30, 2020 in comparison to the same period in 2019:

	2020 vs. 2019 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net Loans (1)	$24,784	$(52,720)	$(27,936)
Taxable investment securities	(1,961)	(454)	(2,415)
Tax-exempt investment securities	2,783	(534)	2,249
Loans held for sale	487	(225)	262
Other interest-earning assets	1,957	(3,638)	(1,681)
Total interest income	$28,050	$(57,571)	$(29,521)
Interest expense on:
Demand deposits	$1,569	$(8,819)	$(7,250)
Savings deposits	1,303	(10,014)	(8,711)
Brokered deposits	232	(1,328)	(1,096)
Time deposits	(2,094)	(1,955)	(4,049)
Short-term borrowings	(1,054)	(2,732)	(3,786)
Long-term borrowings	3,550	(768)	2,782
Total interest expense	$3,507	$(25,617)	$(22,110)
(1)Average balance includes non-performing loans.
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

As summarized in the preceding table, the 112 bp decrease in the yield on average interest-earning assets drove a $57.6 million decrease in FTE interest income, but was partially offset by the impact of a $3.4 billion, or 17.4%, increase in average interest-earning assets, primarily PPP loans, which contributed $28.1 million to FTE interest income. The yield on the loan portfolio decreased 117 bp, or 25.7%, from the third quarter of 2019, as all variable and certain adjustable rate loans repriced to lower rates, and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $22.1 million primarily due to the 67 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 68 bp and 71 bp, respectively, which contributed $8.8 million and $10.0 million to the decrease in interest expense, respectively. Brokered deposit rates decreased 184 bp, which contributed $1.3 million to the decrease in interest expense. In addition, the 154 bp decrease in the rates on short-term borrowings contributed $2.7 million to the decrease in interest expense. The $452.8 million increase in average long-term borrowings contributed $3.6 million of additional interest expense, partially offset by a $768,000 decrease in additional interest expense as a result of 34 bp decrease in the average rate.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,986,528	3.27%	$6,489,456	4.57%	$497,072	7.7%
Commercial and industrial (1)	5,983,872	2.53	4,414,406	4.57	1,569,466	35.6
Real estate – residential mortgage	2,975,516	3.73	2,512,899	4.06	462,617	18.4
Real estate – home equity	1,237,602	3.87	1,364,161	5.27	(126,559)	(9.3)
Real estate – construction	981,589	3.84	905,060	4.68	76,529	8.5
Consumer	464,851	4.07	457,524	4.36	7,327	1.6
Equipment lease financing	279,217	3.96	277,555	4.41	1,662	0.6
Other (2)	(28,656)	—	15,446	—	(44,102)	N/M
Total loans	$18,880,519	3.38%	$16,436,507	4.55%	$2,444,012	14.9%
(1) Includes average PPP loans of $2.0 billion for the three months ended September 30, 2020.
(2) Consists of overdrafts and net origination fees and costs.
N/M - Not meaningful

Average loans increased $2.4 billion, or 14.9%, compared to the same period of 2019. The increase was driven largely by growth in the commercial and industrial portfolio as a result of loans originated under the PPP. Excluding loans originated under the PPP, commercial and industrial loan balances declined. Commercial and residential mortgage loan portfolios, as well as the construction, consumer and equipment lease financing portfolios, experienced growth, partially offset by decreases in the home equity loan portfolio.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2020		2019
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,270,683	—%	$4,247,820	—%	$2,022,863	47.6%
Interest-bearing demand	5,591,548	0.14	4,448,112	0.82	1,143,436	25.7
Savings	5,716,050	0.16	5,026,316	0.87	689,734	13.7
Total demand and savings	17,578,281	0.1	13,722,248	0.58	3,856,033	28.1
Brokered deposits	314,721	0.56	253,426	2.40	61,295	24.2
Time deposits	2,495,445	1.58	2,974,993	1.86	(479,548)	(16.1)
Total deposits	$20,388,447	0.29%	$16,950,667	0.84%	$3,437,780	20.3%

Average total demand and savings accounts increased $3.9 billion, or 28.1%, primarily driven by increases in noninterest-bearing demand deposits as well as interest-bearing demand and saving accounts. The increases in average total demand and savings accounts resulted from the funding of various government stimulus programs, which largely remained in customer deposit accounts during the quarter as well as seasonal increases in municipal accounts.

The average cost of total deposits decreased 55 bp, to 0.29%, for the third quarter of 2020, compared to 0.84% for the same period of 2019, mainly as a result of reductions in deposit rates in response to the FOMC reductions to the Fed Funds Rate and also as a result of deposit rate decreases implemented after the Fed Funds Rate cuts during the second half of 2019.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$613,127	0.24%	$332,893	0.80%	$280,234	84.2%
Federal funds purchased	—	—	101,022	2.11	(101,022)	N/M
FHLB advances and other borrowings (2)	—	—	485,782	2.38	(485,782)	N/M
Total short-term borrowings	613,127	0.24	919,697	1.78	(306,570)	(33.3)
Long-term borrowings:
FHLB advances	535,992	1.81	455,264	2.55	80,728	17.7
Other long-term debt	759,523	4.00	387,442	4.48	372,081	96.0
Total long-term borrowings	1,295,515	3.10	842,706	3.44	452,809	53.7
Total borrowings	$1,908,642	2.18%	$1,762,403	2.57%	$146,239	8.3%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings decreased $306.6 million, or 33.3%, primarily as a result of a $485.8 million decrease in FHLB advances and other borrowings and a $101.0 million decrease in federal funds purchased, partially offset by a $280.2 million increase in customer funding. These decreases resulted from excess funding provided by higher deposits. The average cost of short-term borrowings decreased 154 bp, mainly due to the net impact of changes in the Fed Funds Rate.

Average total long-term borrowings increased $452.8 million, or 53.7%, during the third quarter of 2020, compared to the same period of 2019, primarily as a result of the issuance of $375.0 million of subordinated notes in March of 2020. The 74 bp decrease in the rate on FHLB advances reflects the impact of restructurings.

Provision for Credit Losses

The provision for credit losses was $7.1 million for the third quarter of 2020, an increase of $4.9 million from the same period of 2019. The increase was the result of several factors, most notably, the overall uncertainty in economic forecasts due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Wealth management fees	$14,943	$13,867	$1,076	7.8%
Commercial banking:
Merchant and card	6,237	6,166	71	1.2
Cash management	4,742	4,696	46	1.0
Capital markets	4,696	4,448	248	5.6
Other commercial banking	2,636	3,478	(842)	(24.2)
Total commercial banking	18,311	18,788	(477)	(2.5)
Consumer banking:
Card	5,002	5,791	(789)	(13.6)
Overdraft	3,015	4,682	(1,667)	(35.6)
Other consumer banking	2,406	2,860	(454)	(15.9)
Total consumer banking	10,423	13,333	(2,910)	(21.8)
Mortgage banking:
Gains on sales of mortgage loans	19,480	5,520	13,960	N/M
Mortgage servicing income	(2,679)	1,138	(3,817)	N/M
Total mortgage banking	16,801	6,658	10,143	N/M
Other	2,769	2,675	94	3.5
Non-interest income before investment securities gains	63,246	55,321	7,925	14.3
Investment securities gains, net	2	4,492	(4,490)	N/M
Total Non-Interest Income	$63,248	$59,813	$3,435	5.7%
N/M - Not meaningful

Non-interest income, before net investment securities gains, increased $7.9 million, or 14.3%, in the third quarter of 2020 as compared to the same period in 2019. Wealth management revenues increased $1.1 million, or 7.8%, primarily resulting from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Total commercial banking income decreased $477,000, or 2.5%, compared to the same period in 2019, driven by decreases in other commercial banking income (primarily other services charges on deposits and Small Business Administration income) as a result of COVID-19.

Total consumer banking income decreased $2.9 million, or 21.8%, compared to the same period in 2019, primarily driven by lower overdraft fees.

Mortgage banking income increased $10.1 million, driven by an increase in gains on sales of mortgage loans, partially offset by a decrease in mortgage servicing income. The increase in gains on sales of mortgage loans reflected increases in both the volume of loans sold and higher spreads on sales. The decrease in mortgage servicing income was driven by a $1.5 million increase to the valuation allowance for MSRs in the third quarter of 2020, and higher MSR amortization due to higher prepayments.

Investment securities gains, net, were lower compared to the same period of 2019 as a result of a balance sheet restructuring involving the sale of approximately $400 million of investment securities and a corresponding prepayment of FHLB advances completed during the third quarter of 2019. As a result of these transactions, $4.5 million of investment securities gains were realized during the third quarter of 2019.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Salaries and employee benefits	$79,227	$78,211	$1,016	1.3%
Net occupancy	13,221	12,368	853	6.9
Data processing and software	12,285	11,590	695	6.0
Other outside services	7,617	12,163	(4,546)	(37.4)
Professional fees	2,879	3,331	(452)	(13.6)
Equipment	3,711	3,459	252	7.3
State taxes	2,692	2,523	169	6.7
FDIC insurance	1,578	239	1,339	N/M
Marketing	1,147	3,322	(2,175)	(65.5)
Amortization of TCI	1,694	1,533	161	10.5
Intangible amortization	132	1,071	(939)	(87.7)
Prepayment penalty on FHLB advances	—	4,326	(4,326)	N/M
Other	12,962	12,634	328	2.6
Total non-interest expense	$139,147	$146,770	$(7,623)	(5.2)%
N/M - Not meaningful

The $1.0 million, or 1.3%, increase in salaries and employee benefits reflected an $800,000 severance expense incurred in connection with the 21 financial center closures and consolidations expected to be completed in early 2021.

Other outside services decreased $4.5 million, or 37.4%, as 2019 included $2.6 million of expense associated with the Charter Consolidation.

Marketing expense declined $2.2 million, or 65.5%, as a result of reduced marketing campaigns during the quarter.

Professional fees decreased $452,000, or 13.6%, primarily due to a decrease in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

FDIC insurance increased $1.3 million compared to the same period in 2019. FDIC insurance expense was reduced in the third quarter of 2019 as a result of the receipt of assessment credits.

The third quarter of 2019 included approximately $4.3 million of penalties related to the prepayment of certain FHLB advances in conjunction with the 2019 balance sheet restructuring mentioned above.

Income Taxes

Income tax expense for the three months ended September 30, 2020 was $9.5 million, a $500,000 decrease from $10.0 million for the same period in 2019. The Corporation’s ETR was 13.4% for the three months ended September 30, 2020, compared to 13.9% in the same period of 2019. The decrease in income tax expense primarily resulted from a decrease in income before taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Net Interest Income

FTE net interest income decreased $21.9 million, to $476.9 million for the nine months ended September 30, 2020, from $498.9 million for the same period in 2019. The NIM decreased 51 bp, or 15.0%, to 2.90% compared to 3.41% for the same period in 2019. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Nine months ended September 30
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans(1)	$18,027,253	$498,455	3.69%	$16,316,540	$565,095	4.63%
Taxable investment securities (2)	2,165,180	44,615	2.75	2,305,472	46,935	2.71
Tax-exempt investment securities (2)	804,484	19,596	3.24	468,689	12,940	3.66
Total investment securities	2,969,664	64,211	2.88	2,774,161	59,875	2.87
Loans held for sale	54,355	1,557	3.82	24,357	1,056	5.78
Other interest-earning assets	936,819	4,325	0.62	428,982	6,879	2.14
Total interest-earning assets	21,988,091	568,548	3.45	19,544,040	632,905	4.33
Noninterest-earning assets:
Cash and due from banks	143,496			116,019
Premises and equipment	239,739			239,402
Other assets	1,729,351			1,337,482
Less: ACL - loans(3)	(242,300)			(165,733)
Total Assets	$23,858,377			$21,071,210
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,116,696	$9,933	0.26%	$4,263,869	$24,854	0.78%
Savings and money market deposits	5,431,071	12,788	0.31	4,955,403	31,570	0.85
Brokered deposits	300,795	1,935	0.86	240,045	4,500	2.51
Time deposits	2,626,802	33,533	1.71	2,853,147	37,050	1.74
Total interest-bearing deposits	13,475,364	58,189	0.58	12,312,464	97,974	1.06
Short-term borrowings	873,694	4,960	0.76	894,116	12,200	1.81
FHLB advances and other long-term debt	1,240,253	28,468	3.06	965,111	23,854	3.30
Total interest-bearing liabilities	15,589,311	91,617	0.78	14,171,691	134,028	1.26
Noninterest-bearing liabilities:
Demand deposits	5,458,807			4,223,927
Total Deposits/Cost of deposits	18,934,171		0.41	16,536,391		0.79
Other liabilities	470,055			381,427
Total Liabilities	21,518,173			18,777,045
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	21,048,118		0.58	18,395,618		0.97
Shareholders’ equity	2,340,204			2,294,165
Total Liabilities and Shareholders’ Equity	$23,858,377			$21,071,210
Net interest income/FTE NIM		476,931	2.90%		498,877	3.41%
Tax equivalent adjustment		(9,315)			(9,758)
Net interest income		$467,616			$489,119

(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for Net Loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the nine months ended September 30, 2020 in comparison to the same period in 2019:

	2020 vs. 2019 Increase (Decrease) due to change in
	Volume	Rate	Net
FTE Interest income on:	(in thousands)
Net Loans (1)	$3,192	$(69,832)	$(66,640)
Taxable investment securities	(2,213)	(108)	(2,320)
Tax-exempt investment securities	6,580	76	6,656
Loans held for sale	579	(78)	501
Other interest-earning assets	436	(2,990)	(2,554)
Total interest income	$8,575	$(72,932)	$(64,357)
Interest expense on:
Demand deposits	$(1,303)	$(13,618)	$(14,921)
Savings deposits	(732)	(18,050)	(18,782)
Brokered deposits	(228)	(2,336)	(2,565)
Time deposits	(1,161)	(2,355)	(3,517)
Short-term borrowings	(273)	(6,967)	(7,240)
Long-term borrowings	4,594	20	4,614
Total interest expense	$896	$(43,307)	$(42,411)
(1)Average balance includes non-performing loans.
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

The 88 bp decrease in the yield on average interest-earning assets drove a $72.9 million decrease in FTE interest income, but was partially offset by the impact of a $2.4 billion, or 12.5%, increase in average interest-earning assets, primarily loans, which contributed $8.6 million to FTE interest income. The yield on the loan portfolio decreased 94 bp, or 20.2%, from the same period of 2019, as all variable and certain adjustable rate loans repriced to lower rates, and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As such, the impact of changes in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $42.4 million primarily due to the 48 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 52 bp and 54 bp, respectively, which contributed $13.6 million and $18.1 million to the decrease in interest expense, respectively. In addition, the 105 bp decrease in the rates on short-term borrowings contributed $7.0 million to the decrease in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,870,148	3.64%	$6,431,012	4.64%	$439,136	6.8%
Commercial and industrial (1)	5,382,459	3.10	4,438,894	4.65	943,565	21.3
Real estate – residential mortgage	2,805,694	3.86	2,386,264	4.07	419,430	17.6
Real estate – home equity	1,269,525	4.17	1,400,371	5.32	(130,846)	(9.3)
Real estate – construction	950,845	3.83	926,036	4.94	24,809	2.7
Consumer	465,661	4.19	442,678	4.41	22,983	5.2
Equipment lease financing	282,800	3.91	278,463	4.42	4,337	1.6
Other (2)	121	—	12,822	—	(12,701)	(99.1)
Total loans	$18,027,253	3.69%	$16,316,540	4.63%	$1,710,713	10.5%
(1) Includes average PPP loans of $1.1 billion for the nine months ended September 30, 2020.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $1.7 billion, or 10.5%, compared to the same period of 2019. The increase was driven largely by growth in the commercial and industrial portfolio, which was primarily attributable to the origination of PPP loans in the second quarter of 2020. Excluding loans originated under the PPP, commercial and industrial loan balances declined as a result of the overall slowing of the economy. Commercial and residential mortgage loan portfolios, as well as the construction, consumer and equipment lease financing portfolios experienced growth, partially offset by decreases in the home equity loan portfolio.

Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2020		2019
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,458,807	—%	$4,223,927	—%	$1,234,880	29.2%
Interest-bearing demand	5,116,696	0.26	4,263,869	0.78	852,827	20.0
Savings	5,431,071	0.31	4,955,403	0.85	475,668	9.6
Total demand and savings	16,006,574	0.19	13,443,199	0.56	2,563,375	19.1
Brokered deposits	300,795	0.86	240,045	2.51	60,750	25.3
Time deposits	2,626,802	1.71	2,853,147	1.74	(226,345)	(7.9)
Total deposits	$18,934,171	0.41%	$16,536,391	0.79%	$2,397,780	14.5%

Average total demand and savings accounts increased $2.6 billion, or 19.1%, driven by increases in noninterest-bearing demand deposits, interest-bearing demand deposits and saving accounts. The primary reason for the increases in average total demand and savings accounts were the result of the funding of various government stimulus programs, which largely remained in customer deposit accounts during the period as well as seasonal increases in municipal accounts.

The average cost of total deposits decreased 38 bp, to 0.41%, for the first nine months of 2020, compared to 0.79% for the same period of 2019, mainly as a result of reductions in deposit rates in response to the FOMC reductions to the Fed Funds Rate as well as deposit rate decreases implemented after the Fed Funds Rate cuts during the second half of 2019. The majority of deposit rates are discretionary, with the exception of indexed municipal balances. The average cost of interest-bearing deposits decreased in all non-maturity deposit categories.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease)
	2020		2019		in Balance
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$529,667	0.33%	$541,237	1.39%	$(11,570)	(2.1)%
Federal funds purchased	86,715	0.82	146,432	2.35	(59,717)	(40.8)
FHLB advances and other borrowings(2)	257,312	1.61	206,447	2.55	50,865	24.6
Total short-term borrowings	873,694	0.76	894,116	1.81	(20,422)	(2.3)
Long-term borrowings:
FHLB advances	564,855	1.88	577,835	2.50	(12,980)	(2.2)
Other long-term debt	675,398	4.05	387,276	4.49	288,122	74.4
Total long-term borrowings	1,240,253	3.06	965,111	3.30	275,142	28.5
Total borrowings	$2,113,947	2.11%	$1,859,227	2.58%	$254,720	13.7%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings decreased $20.4 million, or 2.3%, primarily as a result of a $59.7 million, or 40.8%, decrease in federal funds purchased partially offset by a $50.9 million increase in short-term FHLB advances and other borrowings. The average cost of short-term borrowings decreased 105 bp, mainly due to the net impact of changes in the Fed Funds Rate.

Average total long-term borrowings increased $275.1 million, or 28.5%, during the first nine months of 2020, compared to the same period of 2019, as a result of the issuance of $375.0 million of subordinated notes in March of 2020, partially offset by a decrease in average FHLB advances.

Provision for Credit Losses

The provision for credit losses was $70.7 million for first nine months of 2020, an increase of $58.4 million from the same period of 2019. The increase was the result of several factors, most notably, the overall uncertainty in economic forecasts due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Wealth management fees	$43,405	$41,259	$2,146	5.2%
Commercial banking:
Merchant and card	17,187	18,236	(1,049)	(5.8)
Cash management	13,987	13,695	292	2.1
Capital markets	14,775	11,015	3,760	34.1
Other commercial banking	7,528	10,109	(2,581)	(25.5)
Total commercial banking	53,477	53,055	422	0.8
Consumer banking:
Card	14,653	15,524	(871)	(5.6)
Overdraft	9,180	13,199	(4,019)	(30.4)
Other consumer banking	6,967	8,354	(1,387)	(16.6)
Total consumer banking	30,800	37,077	(6,277)	(16.9)
Mortgage banking:
Gains on sales of mortgage loans	42,208	13,822	28,386	N/M
Mortgage servicing income	(9,210)	4,203	(13,413)	N/M
Total mortgage banking	32,998	18,023	14,975	83.1
Other	10,080	6,733	3,347	49.7
Non-interest income before investment securities gains	170,761	156,147	14,614	9.4
Investment securities gains, net	3,053	4,733	(1,680)	(35.5)
Total Non-Interest Income	$173,814	$160,879	$12,935	8.0%
N/M - Not meaningful

Wealth management revenues increased $2.1 million, or 5.2%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Total commercial banking income increased $422,000, or 0.8%, compared to the same period in 2019, driven by increases in capital markets revenues, primarily commercial loan interest rate swap income, partially offset by decreases in other commercial banking income, primarily other services charges on deposits and Small Business Administration income, and merchant and card income as a result of COVID-19.

Total consumer banking income decreased $6.3 million, or 16.9%, compared to the same period in 2019, primarily driven by lower overdraft fees activity.

Mortgage banking income increased $15.0 million, or 83.1%, driven by an increase in gains on sales of mortgage loans, partially offset by a decrease in mortgage servicing income. The increase in gains on sales of mortgage loans reflected increases in both the volume of loans sold and higher spreads on sales. The decrease in mortgage servicing income was driven by a $9.2 million increase to the valuation allowance for MSRs.

Other income increased $3.3 million, or 49.7%, as a result of additional investments made in bank owned life insurance in 2019 and gains on sales of certain properties.

Investment securities gains, net were $3.0 million as the result of a limited balance sheet restructuring that included the sale of investment securities, with an amortized cost of $79.0 million and an estimated fair value of $82.0 million that the Corporation completed during the second quarter of 2020. Offsetting these gains were $2.9 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

During the third quarter of 2019, the Corporation completed a balance sheet restructuring involving the sale of approximately $400 million of investment securities and a corresponding prepayment of FHLB advances. As a result of these transactions, $4.5 million of investment securities gains were realized during the third quarter of 2019. Offsetting these gains were $4.3 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Salaries and employee benefits	$240,467	$234,959	$5,508	2.3%
Net occupancy	39,851	39,746	105	0.3
Data processing and software	36,123	33,211	2,912	8.8
Other outside services	23,098	31,774	(8,676)	(27.3)
Professional fees	10,412	10,261	151	1.5
Equipment	10,322	10,100	222	2.2
State taxes	8,583	7,005	1,578	22.5
FDIC insurance	6,519	5,603	916	16.3
Marketing	4,029	8,345	(4,316)	(51.7)
Amortization of tax credit investments	4,594	4,516	78	1.7
Intangible amortization	397	1,285	(888)	(69.1)
Prepayment penalty on FHLB advances	2,878	4,326	(1,448)	(33.5)
Other	37,431	37,631	(200)	(0.5)
Total non-interest expense	$424,705	$428,762	$(4,057)	(0.9)%

The $5.5 million, or 2.3%, increase in salaries and benefits reflects the net impact of changes in various items, including increases in salaries expense (due to normal merit increases) overtime expense, incentive compensation, health insurance expense and commissions (primarily mortgage banking). These increases were partially offset by higher deferrals of direct origination costs as a result of higher loan origination volumes and lower defined benefit plan expense.

Data processing and software increased $2.9 million, or 8.8%, reflecting higher transaction volumes and costs related to technology initiatives.

Other outside services decreased $8.7 million, or 27.3%, as the 2019 period included $6.6 million of expense associated with Charter Consolidation. Marketing expense also declined $4.3 million, or 51.7%, due to higher marketing expense associated with the Charter Consolidation in 2019.

State taxes increased $1.6 million, or 22.5%, primarily driven by an increase in Pennsylvania Bank Shares and Virginia franchise tax expenses, both due to growth in total assets and equity.

FDIC insurance increased $916,000, or 16.3%, compared to the same period in 2019, which included the recognition of assessment credits in the third quarter.

The Corporation redeemed certain long-term FHLB advances in the second quarter of 2020, which resulted in prepayment penalties of $2.9 million compared to 2019, which included approximately $4.3 million of penalties related to the prepayment of certain FHLB advances in conjunction with the balance sheet restructuring that was completed in the third quarter of 2019.

Income Taxes

Income tax expense for the nine months ended September 30, 2020 was $18.8 million, an $11.6 million decrease from $30.4 million for the same period in 2019. The Corporation’s ETR was 12.9% for the nine months ended September 30, 2020, as compared to 14.5% in the same period of 2019. The decrease in income tax expense and the ETR primarily resulted from a decrease in income before taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	September 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,534,890	$517,791	$1,017,099	N/M
FRB and FHLB Stock	93,964	97,422	(3,458)	(3.5)
Loans held for sale	93,621	37,828	55,793	147.5
Investment securities	3,097,721	2,867,378	230,343	8.0
Net Loans	18,761,796	16,673,904	2,087,892	12.5
Premises and equipment	236,943	240,046	(3,103)	(1.3)
Goodwill and intangibles	534,907	535,303	(396)	(0.1)
Other assets	1,189,439	916,368	273,071	29.8
Total Assets	$25,543,281	$21,886,040	$3,657,241	16.7%
Liabilities and Shareholders’ Equity
Deposits	$20,730,051	$17,393,913	$3,336,138	19.2%
Short-term borrowings	611,727	883,241	(271,514)	(30.7)
Long-term borrowings	1,296,012	881,769	414,243	47.0
Other liabilities	515,230	384,941	130,289	33.8
Total Liabilities	23,153,020	19,543,864	3,609,156	18.5
Total Shareholders’ Equity	2,390,261	2,342,176	48,085	2.1
Total Liabilities and Shareholders’ Equity	$25,543,281	$21,886,040	$3,657,241	16.7%
N/M - Not meaningful

Cash and Cash Equivalents

The $1.0 billion increase in cash and cash equivalents mainly resulted from additional cash maintained at the FRB due to deposit growth as well as additional collateral required to be posted with counterparties for derivative contracts.

Loans held for sale

Loans held for sale increased $55.8 million, or 147.5%, primarily as the result of an increase in the volume of residential mortgage originations due to higher refinancing activity.

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$926,554	$652,927	$273,627	41.9%
Corporate debt securities	342,558	377,357	(34,799)	(9.2)
Collateralized mortgage obligations	532,473	693,718	(161,245)	(23.2)
Residential mortgage-backed securities	321,695	177,312	144,383	81.4
Commercial mortgage-backed securities	572,210	494,297	77,913	15.8
Auction rate securities	97,990	101,926	(3,936)	(3.9)
Total available for sale securities	2,793,480	2,497,537	295,943	11.8
Held to Maturity
Residential mortgage-backed securities	304,241	369,841	(65,600)	(17.7)
Total Investment Securities	$3,097,721	$2,867,378	$230,343	8.0%

Total AFS securities increased $295.9 million, or 11.8%, primarily due to the investment of a portion of the proceeds from the issuance of $375.0 million of subordinated notes, partially offset by the sale of investment securities, with an estimated fair value of $82.0 million, completed during the second quarter of 2020 as part of a limited balance sheet restructuring that included the redemption of FHLB advances. See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for additional detail on the subordinated notes issuance. Total HTM securities decreased $65.6 million, or 17.7%, primarily as a result of principal repayments and premium amortization. There were no purchases of or transfers into HTM securities during the periods presented.

Loans

The following table presents ending balances of Net Loans:

	September 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,046,330	$6,700,776	$345,554	5.2%
Commercial and industrial (1)	5,968,154	4,446,701	1,521,453	34.2
Real estate – residential mortgage	3,061,835	2,641,465	420,370	15.9
Real estate – home equity	1,222,709	1,314,944	(92,235)	(7.0)
Real estate – construction	1,007,534	971,079	36,455	3.8
Consumer	469,551	463,164	6,387	1.4
Equipment lease financing and other	274,570	322,625	(48,055)	(14.9)
Overdrafts	1,694	3,582	(1,888)	(52.7)
Gross loans	19,052,377	16,864,336	2,188,041	13.0
Unearned income	(23,756)	(26,810)	3,054	(11.4)
Net Loans	$19,028,621	$16,837,526	$2,191,095	13.0%
(1) Includes PPP loans totaling $2.0 billion for the nine months ended September 30, 2020

Net Loans increased $2.2 billion, or 13.0%, in comparison to December 31, 2019, primarily due to growth in commercial and industrial loans and commercial and residential mortgage loans, partially offset by decreases in home equity loans and equipment lease financing. The increase in commercial and industrial loans was impacted by approximately $2.0 billion of PPP loans.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. Approximately $8.1 billion, or 42.3%, of the loan portfolio was in commercial mortgage and construction loans as of

September 30, 2020. The Corporation's internal policy limited its maximum total lending commitment to an individual borrowing relationship to $55 million as of September 30, 2020. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	September 30, 2020	December 31, 2019
Real estate (1)	39.4%	41.4%
Health care	7.3	8.1
Agriculture	5.9	7.1
Construction (2)	4.4	6.2
Manufacturing	4.9	6.0
Other services (3)	4.5	4.7
Retail	3.3	4.2
Hospitality and food services	3.6	4.1
Wholesale trade	2.4	3.6
Educational services	2.8	4.1
Professional, scientific and technical services	2.0	2.9
Arts, entertainment and recreation	2.2	2.2
Public administration	1.6	2.0
Transportation and warehousing	1.3	1.2
Other (4)	14.4	2.2
Total	100.0%	100.0%

(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Includes commercial loans to borrowers engaged in the construction industry.
(3)    Excludes public administration.
(4)    Includes energy sector and $2.0 billion of PPP loans.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2020:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended September 30, 2020
Balance at June 30, 2020	$39,379	$40,775	$3,482	$16,890	$7,723	$—	$16,823	$125,072
Additions	4,585	5,703	150	8,624	1,778	936	230	22,006
Payments	(5,721)	(4,775)	(2,010)	(186)	(276)	—	(133)	(13,101)
Charge-offs	(2,969)	(746)	—	(198)	(393)	(701)	(230)	(5,237)
Transfers to accrual status	—	(31)	—	(237)	(150)	—	—	(418)
Transfers to OREO	—	—	(1)	—	—	—	—	(1)
Balance at September 30, 2020	$35,274	$40,926	$1,621	$24,893	$8,682	$235	$16,690	$128,321

Nine months ended September 30, 2020
Balance at December 31, 2019	$48,106	$33,166	$3,618	$16,676	$7,004	$—	$16,528	$125,098
Additions	31,088	22,409	153	10,661	4,123	2,994	1,688	73,116
Payments	(26,572)	(10,677)	(2,132)	(729)	(1,051)	—	(828)	(41,989)
Charge-offs	(17,348)	(3,925)	(17)	(620)	(1,167)	(2,759)	(698)	(26,534)
Transfers to accrual status	—	(31)	—	(237)	(227)	—	—	(495)
Transfers to OREO	—	(16)	(1)	(858)	—	—	—	(875)
Balance at September 30, 2020	$35,274	$40,926	$1,621	$24,893	$8,682	$235	$16,690	$128,321

Non-accrual loans increased approximately $3.2 million, or 2.6%, in comparison to both June 30, 2020 and December 31, 2019 primarily as a result of additions to non-accrual loans during the respective periods, partially offset by payments and charge-offs.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Non-accrual loans	$128,321	$125,098
Loans 90 days or more past due and still accruing	13,761	16,057
Total non-performing loans	142,082	141,155
OREO (1)	4,565	6,831
Total non-performing assets	$146,647	$147,986
Non-performing loans to total loans	0.75%	0.84%
Non-performing assets to total assets	0.57%	0.68%
ACL - loans to non-performing loans	188%	116%
(1) Excludes $9.6 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2020.

Non-performing loans increased $927,000, or 0.7%, in comparison to December 31, 2019. Non-performing loans as a percentage of total loans were 0.75% at September 30, 2020 in comparison to 0.84% at December 31, 2019. See Note 4, "Allowance for Credit Losses and Asset Quality," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents loans whose terms have been modified under TDRs, by type, as of the indicated dates:

	September 30, 2020	December 31, 2019
	(in thousands)
Real estate - residential mortgage	$19,427	$21,551
Real estate - home equity	14,875	15,068
Real estate - commercial mortgage	28,558	13,330
Commercial and industrial	7,328	5,193
Consumer	—	8
Total accruing TDRs	70,188	55,150
Non-accrual TDRs (1)	37,025	20,825
Total TDRs	$107,213	$75,975
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

Total internally risk-rated loans were $13.9 billion, of which $796.4 million were criticized and classified, as of September 30, 2020, and $12.0 billion, of which $662.6 million were criticized and classified, as of December 31, 2019. The following table presents internal risk ratings for commercial and industrial loans, real estate - commercial mortgages and real estate - construction loans to commercial borrowers with internal risk ratings of Special Mention (1) or Substandard or lower (2):

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2020	December 31, 2019	$	%	September 30, 2020	December 31, 2019	$	%	September 30, 2020	December 31, 2019
	(dollars in thousands)
Real estate - commercial mortgage	$268,983	$137,163	$131,820	96.1%	$156,050	$134,206	$21,844	16.3%	$425,033	$271,369
Commercial and industrial	178,645	181,107	(2,462)	(1.4)	171,270	199,760	(28,490)	(14.3)	349,915	380,867
Real estate - construction (3)	13,450	4,219	9,231	N/M	7,973	6,137	1,836	29.9	21,423	10,356
Total	$461,078	$322,489	$138,589	43.0%	$335,293	$340,103	$(4,810)	(1.4)%	$796,371	$662,592

% of total risk rated loans	3.3%	2.7%			2.4%	2.8%			5.7%	5.5%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other
N/M - Not meaningful

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
ACL - loans	$266,825	$163,622
ACL - OBS credit exposure (1)	15,533	2,587
Total ACL	$282,358	$166,209

ACL - loans to net loans outstanding	1.40%	0.97%

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL related to loans:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(dollars in thousands)
Average balance of net loans	$18,880,519	$16,436,507	$18,027,253	$16,316,540

Balance of ACL - loans at beginning of period	$256,537	$170,233	$163,622	$160,537
Impact of adopting CECL on January 1, 2020	—	—	45,723	—
Loans charged off:
Commercial and industrial	2,969	7,181	17,348	11,863
Consumer	701	877	2,788	2,355
Real estate – commercial mortgage	746	394	3,925	1,769
Real estate – home equity	393	498	1,138	923
Real estate – residential mortgage	198	533	620	1,322
Real estate – construction	—	45	17	143
Equipment lease financing and other	483	600	1,704	1,833
Total loans charged off	5,490	10,128	27,540	20,208
Recoveries of loans previously charged off:
Commercial and industrial	2,103	2,311	6,815	6,234
Real estate – commercial mortgage	100	444	439	749
Real estate – home equity	44	132	305	552
Real estate – residential mortgage	95	440	292	783
Real estate – construction	4,873	164	4,943	1,493
Consumer	447	216	1,481	1,005
Equipment lease financing and other	185	107	385	484
Total recoveries	7,847	3,814	14,660	11,300
Net loans (recovered) charged off	(2,357)	6,314	12,880	8,908
Provision for credit losses (1)	7,930	2,170	70,359	12,295
Balance of ACL - loans at end of period	$266,825	$166,135	$266,825	$166,135

Net (recoveries) charge-offs to average loans (annualized)	(0.05)%	0.15%	0.10%	0.07%

(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three and nine months ended September 30, 2020 was $7.9 million and $70.4 million, respectively. Prior periods did not incorporate "life of loan" losses under CECL and applied an incurred loss model, which would not have considered economic forecasts or forward-looking consideration over the remaining expected lives of loans. The amounts recorded for the three and nine months ended September 30, 2020 were primarily driven by economic assumptions, which considered the impact of COVID-19.

In addition, net recoveries in the three months ended September 30, 2020 were an improvement of $8.7 million compared to the same period of 2019, primarily due to real estate construction recoveries of $4.9 million. However, net charge-offs in the nine months ended September 30, 2020 were $4.0 million higher compared to the same period of 2019. Annualized net (recoveries) charge-offs as a percentage of average loans for the three and nine months ended September 30, 2020 were (0.05)% and 0.10%, respectively, as compared to 0.15% and 0.07% during the same periods of 2019.

The following table summarizes the allocation of the ACL - loans:

	September 30, 2020		December 31, 2019
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$111,855	37.0%	$45,610	39.7%
Commercial and industrial	58,838	31.3	68,602	26.4
Real estate - residential mortgage	48,353	16.1	19,771	15.7
Real estate - home equity	16,298	6.4	17,744	7.8
Consumer	10,305	2.5	3,762	2.7
Real estate - construction	15,010	5.3	4,443	5.8
Equipment lease financing and other	6,166	1.4	3,690	1.9%
Total ACL - loans	$266,825	100.0%	$163,622	100.0%
(1) Ending loan balances as a % of total loans for the periods presented.

Other Assets

Other assets increased $273.1 million, or 29.8%, primarily due to higher fair values of derivative contracts for commercial loan interest rate swaps, an increase in the net deferred tax asset as the result of the adoption of CECL and a reclassification from accrued federal income tax, partially offset by the increase to the valuation allowance for MSRs.

Deposits and Borrowings

The following table presents ending deposits, by type:

	September 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,378,077	$4,453,324	$1,924,753	43.2%
Interest-bearing demand	5,813,935	4,720,188	1,093,747	23.2
Savings	5,805,431	5,153,941	651,490	12.6
Total demand and savings	17,997,443	14,327,453	3,669,990	25.6
Brokered deposits	317,588	264,531	53,057	20.1
Time deposits	2,415,020	2,801,929	(386,909)	(13.8)
Total deposits	$20,730,051	$17,393,913	$3,336,138	19.2%

Total demand and savings accounts increased $3.7 billion, or 25.6%, driven by increases in all categories primarily as the result of the funding of various government stimulus programs, which largely remained in customer deposit accounts during the second and third quarters, and seasonal increases in municipal accounts.

The following table presents ending borrowings, by type:

	September 30, 2020	December 31, 2019	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding(1)	$611,727	$383,241	$228,486	59.6%
FHLB advances and other borrowings (2)	—	500,000	(500,000)	N/M
Total short-term borrowings	611,727	883,241	(271,514)	(30.7)
Long-term borrowings:
FHLB advances	535,986	491,024	44,962	9.2
Other long-term debt	760,026	390,745	369,281	94.5
Total long-term borrowings	1,296,012	881,769	414,243	47.0
Total borrowings	$1,907,739	$1,765,010	$142,729	8.1%

N/M - Not meaningful
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with an original maturity term of less than one year.

Total short-term borrowings decreased $271.5 million, or 30.7%, due to a $500.0 million decrease in short-term FHLB advances and other borrowings partially offset by an increase of $228.5 million, or 59.6%, in customer funding. The decrease in short-term borrowings was a result of higher balances of deposits and the increase in long-term borrowings, reducing the need for short-term borrowings. Long-term FHLB advances increased $45.0 million, or 9.2%, and other long-term debt increased $369.3 million as the result of the issuance of $375.0 million of subordinated notes in March 2020 as discussed in the "Overview" section of Management's Discussion.

Other Liabilities

Other liabilities increased $130.3 million, or 33.8%, primarily as the result of an increase in the fair values of derivative contracts related to commercial loan interest rate swaps.

Shareholders' Equity

Total shareholders’ equity increased $48.1 million during the first nine months of 2020. The increase was due primarily to $127.2 million of net income, and a $57.1 million increase in accumulated other comprehensive income, mainly due to improvements in fair values of AFS securities, partially offset by a $43.8 million reduction to retained earnings as a result of the adoption of CECL on January 1, 2020, $39.7 million of common stock repurchases and $63.1 million of common stock cash dividends.

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

As of September 30, 2020, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the Capital Rules.

In March 2020, the banking regulators amended the optional CECL Transition Rule to allow banks to add back to regulatory capital the decrease recorded to retained earnings at the CECL adoption date, or January 1, 2020 for the Corporation, plus 25% of additions to the ACL over the next two years. These amounts will then be phased in as reductions to regulatory capital over the following three years, or 2022 - 2024. Prior to this amendment, the regulatory capital impact of adopting CECL was to be phased in over a 3-year period beginning in 2020. The Corporation has elected to apply the amended rule to the regulatory capital treatment for the adoption of CECL.

As of September 30, 2020, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. In October 2020, the Corporation issued 8,000,000 depositary shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, and received net proceeds from the offering of $193.7 million, after deducting underwriting discounts and commissions and before deducting transaction expenses payable by the Corporation. See Note 15, "Subsequent Event," in the Notes to Consolidated Financial Statements for additional details. Preferred stock is included in both Tier 1 and Tier 2 regulatory capital, and would have the effect of increasing the Total Capital, Tier 1 Capital and Tier I Leverage Capital ratios by approximately 1.00%. There were no other conditions or events since September 30, 2020 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2020	December 31, 2019	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	13.8%	11.8%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	9.6%	9.7%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.6%	9.7%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	7.5%	8.4%	4.0%	4.0%

The increase in the total capital ratio from December 31, 2019 to September 30, 2020 was mainly due to the issuance of $375.0 million of subordinated notes, which is a component of Tier 2 Capital, in March 2020, as discussed in the "Overview" of Management's Discussion, partially offset by common stock repurchases during the quarter. The decrease in the Tier 1 Leverage Capital ratio was mainly due to growth in average assets.

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of September 30, 2020 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $116.3 million	18.7%
+300 bp	+ $87.5 million	14.1%
+200 bp	+ $58.0 million	9.3%
+100 bp	+ $27.3 million	4.4%

(1)These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The

Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bp shock in interest rates, 20% for a 200 bp shock and 30% for a 300 bp shock. As of September 30, 2020, the Corporation was within economic value of equity policy limits for every 100 bp shock.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2020, the Corporation had $539.0 million of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $3.8 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2020, the Corporation had aggregate federal funds lines of $1.8 billion, with no outstanding borrowings. A combination of commercial real estate loans, commercial loans and securities are pledged to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. As of September 30, 2020, the Corporation had $373 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2020 provided $29.5 million of cash, mainly due to net income of $127.2 million partially offset by the net impact of other operating activities. Cash used in investing activities was $2.4 billion, mainly due to net increases in loans and investments. Cash provided by financing activities was $3.4 billion due mainly to increases in demand and savings deposits.

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

State and Municipal Securities

As of September 30, 2020, the Corporation owned securities issued by various states or municipalities with a total cost basis of $880.5 million and a fair value of $926.6 million. Downward pressure on local tax revenues of issuers could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the creditworthiness of the issuing state or municipality and then, to a lesser extent, on any underlying credit enhancement. State or municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2020, approximately all of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 64% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of subordinated debt and senior debt issued by financial institutions. As of September 30, 2020, these securities had an amortized cost of $327.1 million and an estimated fair value of $342.6 million. During the second quarter of 2020, the Corporation sold corporate debt securities with an amortized cost of $66.8 million and an estimated fair value of $66.9 million.
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

Item 1A. Risk Factors

Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 include a discussion of the material risks and uncertainties that could adversely affect the Corporation's business, results of operations and financial condition. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

The Corporation may not be able to achieve the reductions in non-interest expenses expected to result from the recently announced plans to consolidate certain of its financial center offices and other cost-saving initiatives in the amount, or within the timeframe, anticipated, and those initiatives may have an adverse impact on the Corporation’s competitive position and ability to achieve its growth plans.

It is possible that the Corporation will not be able to implement its previously announced plans to consolidate certain of its financial center offices and other cost-saving initiatives as planned, achieve the reductions in non-interest expenses expected to result from these initiatives in the amount, or within the timeframe, anticipated, or create the cost efficiencies intended through these initiatives. Moreover, these initiatives could adversely impact the retention of customers and deposit balances, harm the Corporation’s relationships with its customers, weaken the Corporation’s competitive position, or make it more difficult for the Corporation to achieve its growth plans. Any of these circumstances, should they arise, could have a material adverse effect on the Corporation’s business or results of operations.

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

Item 6. Exhibits

3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation– Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on June 24, 2011. (File No. 0-10587)

3.2
Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State - Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.

3.3	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed on May 21, 2020.

4.1
Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State - Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.

4.2
Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.

4.3	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.2 of this report).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	November 6, 2020	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	November 6, 2020	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer