Form 10-K
period 2020-12-31
FULTON FINANCIAL CORP
filed 2021-03-01
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-10587
_______________________________________________________
FULTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2195389
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Square	P. O. Box 4887	Lancaster,	Pennsylvania	17602
(Address of principal executive offices)				(Zip Code)
(717) 291-2411
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $2.50 par value	FULT	The Nasdaq Stock Market, LLC
Depositary Shares, Each Representing 1/40th Interest in a Share of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A	FULTP	The Nasdaq Stock Market, LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion. The number of shares of the registrant’s Common Stock outstanding on February 18, 2021 was 162,460,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 25, 2021 are incorporated by reference in Part III.

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
ARC	Auction Rate Security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp	Basis Point(s)
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
Directors' Plan	Amended and Restated Directors’ Equity Participation Plan
DTAs	Deferred Tax Assets
Employee Equity Plan	Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
EAD	Exposure at Default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target Federal Funds Rate
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully Taxable-Equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
GLB Act	Gramm-Leach-Bliley Act
HTM	Held to Maturity
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
MSRs	Mortgage Servicing Rights
Net Loans	Loans and Lease Receivables, (net of unearned income)
NIM	Net Interest Margin
N/M	Not meaningful
OBS	Off-Balance-Sheet
OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
PD	Probability of Default
PPP	Paycheck Protection Program

PSU	Performance-Based Restricted Stock Unit
ROU	Right-of-Use
RSU	Restricted Stock Unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax Credit Investment
TDR	Troubled Debt Restructuring
TruPS	Trust Preferred Securities
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

The Corporation's Internet address is www.fult.com. Electronic copies of the Corporation's 2020 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fult.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the SEC.

Banking and Financial Services Subsidiary

The Corporation, through its banking subsidiary, Fulton Bank, delivers financial services within its five-state market area (Pennsylvania, Delaware, Maryland, New Jersey and Virginia) in a personalized, community-oriented style that emphasizes relationship banking. As recently as 2018, the Corporation had six banking subsidiaries. During 2018, the Corporation began the process of consolidating its banking subsidiaries into Fulton Bank; the consolidation was completed in September 2019. The consolidation process resulted in the Corporation conducting its core banking business through a single bank subsidiary, Fulton Bank, which reduced the number of government agencies that regulate the Corporation's banking operations.

The Corporation operates in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation is not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on the Corporation. However, a large portion of the Corporation's loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans. See Item 1A. "Risk Factors - Economic and Credit Risks - The composition of the Corporation's loan portfolio and competition for loans subject the Corporation to credit risk."

The Corporation offers a full range of consumer and commercial banking products and services in its market area. Consumer banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The Corporation offers a variety of consumer lending products to customers in its market areas. Secured consumer loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the Corporation's lending policy. The Corporation also offers a variety of fixed, variable and adjustable rate products, including construction loans and jumbo residential mortgage loans. Residential mortgages are offered through Fulton Mortgage Company, which operates as a division of Fulton Bank. Consumer loan products also include automobile loans, personal lines of credit and checking account overdraft protection.

Commercial banking services are provided primarily to small and medium sized businesses (generally with sales of less than $150 million) in the Corporation's market area. The Corporation's policies limit the maximum total lending commitment to a single borrower to $55.0 million as of December 31, 2020, which is significantly below the Corporation's regulatory lending limit. In addition, the Corporation has established lower total lending limits based on the Corporation's internal risk rating of the borrower and for certain types of lending commitments. Commercial lending products include commercial, financial, agricultural and real estate loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or LIBOR, as well as interest rate swaps. See Item 1A. "Risk Factors - Market Risks - The planned phasing out of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation." The Corporation's commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment lease financing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

Wealth management services, which include investment management, trust, brokerage, insurance and investment advisory services, are offered to consumer and commercial customers in the Corporation's market area by Fulton Financial Advisors, a division of Fulton Bank.

The Corporation delivers products and services through traditional financial center banking, with a network of full service financial center offices. Electronic delivery channels include a network of automated teller machines and telephone, mobile and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at virtually any time of the day. As of December 31, 2020, Fulton Bank had 223 financial centers, not including remote service facilities (mainly stand-alone automated teller machines), and its main office is located in Lancaster, Pennsylvania. On October 1, 2020, the Corporation announced that Fulton Bank had approved a plan to close 21 financial center offices and consolidate the operations of those offices into nearby financial centers operated by the Fulton Bank. The closure and consolidation of those financial center offices was completed on January 8, 2021.

Non-Bank Subsidiaries

The Corporation owns 100% of the common stock of five non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Financial Realty Company, which holds title to or leases certain properties where Corporation financial centers and other facilities are located; (ii) Central Pennsylvania Financial Corp., which owns limited partnership interests in partnerships invested primarily in low- and moderate-income housing projects; (iii) FFC Management, Inc., which owns certain passive investments; (iv) FFC Penn Square, Inc., which owns TruPS issued by a subsidiary of Fulton Bank; and (v) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products.

The Corporation also owns 100% of the common stock of three non-bank subsidiaries, which are not consolidated for financial reporting purposes. The following table provides information for these non-bank subsidiaries, incorporated in the state of Delaware, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2020:

Subsidiary	Total Assets
(in thousands)
Columbia Bancorp Statutory Trust	$6,186
Columbia Bancorp Statutory Trust II	4,124
Columbia Bancorp Statutory Trust III	6,186

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

The Corporation is a registered bank holding company, and has elected to be treated as a financial holding company, under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Corporation is regulated, supervised and examined by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Fulton Bank is a national banking association chartered under the laws of the United States and is primarily regulated by the OCC. In addition, the Consumer Financial Protection Bureau ("CFPB") examines Fulton Bank for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services, and for enforcing such laws with respect to Fulton Bank and its affiliates.

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

Governmental and Regulatory Actions to Mitigate the Impact of the COVID-19 Pandemic - There have been several regulatory and legislative actions intended to help mitigate the adverse economic impact of COVID-19 on individuals, including several mandates from the federal bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by COVID-19 and mandatory loan forbearances. In addition, although the bans on foreclosures in Pennsylvania and Delaware have expired, bans remain in many of the other states in which the Corporation does business. In New Jersey, Governor Philip Murphy has, barring rare circumstances, suspended evictions and foreclosures throughout the state until at least April 19, 2021. Both Virginia and Maryland have enacted provisions allowing for pauses on foreclosures and forbearances for residential homeowners affected by the COVID-19 pandemic until at least the state of emergency ends in the respective states. There continues to be mounting pressure on governors and localities to take further relief action.

On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impact financial institutions. Section 4022 of the CARES Act allows, until the earlier of December 31, 2020, or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 to request a forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on December 21, 2020, the Federal Housing Finance Agency ("FHFA") announced that Fannie Mae and Freddie Mac (the "Enterprises") would extend their single-family moratorium on foreclosures and evictions through February 28, 2021. The FHFA also extended, through February 28, 2021, the deadline for single family borrowers with Federal Housing Administration ("FHA") insured mortgages to request an initial COVID-19 forbearance from their mortgage servicer to defer or reduce their mortgage payments for up to six months, which can be extended for an additional six months. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021.

The bank regulatory agencies have ensured that adequate flexibility will be given to financial institutions who work with borrowers affected by COVID-19, and have indicated that they will not criticize institutions who do so in a safe and sound manner. Further, the federal bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged financial institutions to continue to assist those borrowers impacted by COVID-19. Also, on April 2, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by COVID-19. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. Also, in an attempt to allow individuals and businesses to more quickly access real estate equity, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and commercial real estate transactions through December 31, 2020.

Moreover, on January 20, 2021 the Biden Administration issued an Executive Order extending the federal eviction moratorium, originally issued through the Centers for Disease Control and Prevention, through March 31, 2021. On January 21, 2021, the United States Department of Housing and Urban Development ("HUD") issued an extension of the foreclosure moratorium for all FHA-insured mortgages through March 31, 2021. Also, on February 9, 2021, the FHFA announced that the Enterprises would extend their single-family moratorium on foreclosures and evictions through March 31, 2021. Further, on February 16, 2021, the Biden Administration, HUD, and the Departments of Veterans Affairs and Agriculture announced actions to (i) extend the foreclosure moratorium for relevant borrowers through June 30, 2021; (ii) extend the mortgage payment forbearance enrollment window until June 30, 2021 for relevant borrowers who wish to request forbearance; and (iii) provide up to six months of additional mortgage payment forbearance, in three-month increments, for relevant borrowers who entered forbearance on or before June 30, 2020. Further, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriation Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions. The Act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate approximately $429 billion in unobligated CARES Act funds. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.

The PPP, originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5th. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low- or moderate-income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.

Also, the Federal Reserve, in cooperation with the Department of the Treasury, has established many financing and liquidity programs. The Main Street Lending Program ("MSLP"), which terminated on January 8, 2021, was intended to keep credit flowing to small and mid-sized businesses that were in sound financial condition before the coronavirus pandemic but needed financing to maintain operations. The Paycheck Protection Liquidity Facility ("PPPLF") supplies liquidity to PPP participating financial institutions through term financing backed by PPP loans and the Money Market Mutual Fund Liquidity Facility ("MMLF") is intended to assist money market funds in meeting demands for redemptions by households and other investors, enhancing overall market functioning and credit provision to the broader economy.

Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participated in the Federal Reserve liquidity facilities and/or government relief programs. The interim final rule issued on April 9, 2020, clarifies that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permits depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio. These interim final rules were finalized on September 29, 2020.

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

The Economic Growth Act also enacted other important changes, for which the banking agencies issued certain corresponding proposed and interim final rules, including:

•Raising the total asset threshold for Dodd-Frank Act company-run stress tests from $10 billion to $250 billion;
•Prohibiting federal banking agencies from imposing higher capital requirements for High Volatility Commercial Real Estate ("HVCRE") exposures unless such exposures meet the statutory definition for high volatility acquisition, development or construction ("ADC") loans in the Economic Growth Act;
•Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000;
•Providing that reciprocal deposits are not treated as brokered deposits in the case of a "well capitalized" institution that received an "outstanding" or "good" rating on its most recent examination to the extent the amount of such deposits does not exceed the lesser of $5 billion or 20% of the bank's total liabilities;
•Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

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

In particular, fair lending laws prohibit discrimination in the provision of banking services. Fair lending laws include ECOA and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice ("DOJ") for investigation. Failure to comply with these and similar statutes and regulations can result in the Corporation becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

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

Ability-to-pay rules and qualified mortgages - Under CFPB rules that implement TILA, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Fulton Bank, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage ("QM") is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a QM loan, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

However, on December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict debt-to-income (DTI) threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the annual percentage rate ("APR") does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of "seasoned" QM loans for those that meet certain performance requirements. Specifically, the rule allows a non-QM loan or a "rebuttable presumption" QM loan to receive a safe harbor from APR liability at the end of a "seasoning" period of at least 36 months as a "seasoned QM" if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the "seasoning period." The first final rule has a mandatory compliance date of July 1, 2021, and the second final rule will apply to covered transactions for which institutions receive an application after the effective date.

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

Volcker Rule - Provisions of the Dodd-Frank Act, commonly known as the "Volcker Rule," prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds and other private funds that are, among other things, offered within specified exemptions to the Investment Company Act, known as "covered funds," subject to certain exemptions. In October 2019, the federal banking agencies, the Commodity Futures Trading Commission and the SEC (the "Volcker Rule Regulators") finalized amendments, effective on January 1, 2020, but with a required compliance date of January 1, 2021, to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity's trading activities and clarifying and amending certain definitions, requirements and exemptions. On June 25, 2020, the five U.S. federal financial regulators issued a final rule that modifies the rule’s prohibition on banking entities investing in or sponsoring "covered funds." The new rule (1) streamlines the covered funds portion of the rule; (2) addresses the extraterritorial treatment of certain foreign funds; and (3) permits banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The Corporation's investing and trading activities have and will continue to depend on, among other things, further rulemaking and guidance from the Volcker Rule Regulators and the development of market practices and standards.

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
Under the Basel III Rules, the Corporation and Fulton Bank are subject to the following minimum capital ratios:

•A minimum Common Equity Tier 1 ("CET1") capital ratio of 4.50% of RWA;
•A minimum Tier 1 capital ratio of 6.00% of RWA; and
•A minimum Total capital ratio of 8.00% of RWA.

The Basel III Rules also include a "capital conservation buffer" of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum CET1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). If Fulton Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from Fulton Bank. If the Corporation does not receive sufficient cash dividends from Fulton Bank, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel. As of December 31, 2020, the Corporation and Fulton Bank met the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

The Corporation and Fulton Bank are also required to maintain a minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4%. The Corporation and Fulton Bank are not subject to the Basel III Rules' countercyclical buffer or the supplementary leverage ratio.

The Basel III Rules provide for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and DTAs that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. MSRs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. In July 2019, the federal banking agencies adopted final rules intended to simplify the capital treatment for certain DTAs, MSRs, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Corporation and Fulton Bank, that are not subject to the advanced approaches framework (the "Capital Simplification Rules"). The Capital Simplification Rules were effective for the Corporation as of January 1, 2020.

The Corporation and Fulton Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Basel III Rules to exclude the effects of certain components of AOCI included in shareholders' equity under U.S. GAAP in determining regulatory capital ratios.

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

Current Expected Credit Losses Transitional Provisions - In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the existing "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the Corporation is required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In December 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The new CECL standard became effective for the Corporation on January 1, 2020. On August 26, 2020, the federal bank regulatory agencies issued a rule that allows institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. Taken together, these measures offer institutions a transition period of up to five years. The Corporation has elected to avail itself of the 2020 Capital Transition Relief as permitted under applicable regulations. On May 8, 2020, four federal banking agencies issued an interagency policy statement on the new CECL methodology. The policy statement harmonizes the agencies' policies on ACL with the FASB's new accounting standards. Specifically, the statement (1) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (2) describes the appropriate CECL methodology, in light of Topic 326, for determining ACLs on financial assets measured at amortized cost, net investments in leases, and certain OBS credit exposures; and (3) describes how to estimate an ACL for an impaired AFS debt security in line with Topic 326. The proposed policy statement is effective at the time that each institution adopts the new standards required by the FASB. See "Note 1 - Summary of Significant Accounting Policies - Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information on CECL and its impact on the Corporation's ACL and regulatory capital.

Prompt Corrective Action - The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established a system of prompt corrective action to attempt to resolve the problems of undercapitalized institutions. The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An insured depository institution is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2020, Fulton Bank's capital ratios were above the minimum levels required to be considered "well capitalized" by the OCC.

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

Brokered Deposits - The FDICIA and FDIC regulations limit the ability of an insured depository institution, such as Fulton Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. On December 15, 2020, the

FDIC issued a final rule that aims to bring brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered. Specifically, the rule (1) establishes bright-line standards for determining whether an entity meets the statutory definition of "deposit broker"; (2) identifies a number of business relationships ("designated exceptions") to which the "primary purpose" exception (which exempts an agent or nominee whose "primary purpose" is not the placement of funds with insured depository institutions ("IDI"s)) is automatically applicable; (3) establishes a "transparent" application process for entities that seek a "primary purpose" exception, but do not qualify as a "designated exception"; and (4) clarifies that third parties that have an exclusive deposit-placement arrangement with one IDI is not considered a "deposit broker."

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

Among other requirements, the Patriot Act and related regulations impose the following requirements on financial institutions:

•Establishment of AML programs;
•Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
•Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and

•Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.

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

On January 1, 2021, the National Defense Authorization Act ("NDAA") was signed into law, which enacted the most significant overhaul of the BSA and other AML-related laws since the Patriot Act. Notable aspects of the NDAA include: (1) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the BSA or other AML-related laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the new provisions, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

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

Community Reinvestment - Under the Community Reinvestment Act of 1977 ("CRA"), Fulton Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (3) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2020, Fulton Bank was rated as "satisfactory." Regulations require that Fulton Bank publicly disclose certain agreements that are in fulfillment of CRA. Fulton Bank is not a party to any such agreements at this time.

On June 5, 2020, the OCC issued a final rule in an attempt to modernize the agency’s regulations under the CRA. The rule (i) clarifies which activities qualify for CRA credit and (2) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessments areas: a deposit-based assessment area and a facility-based assessment area. Also, on November 24, 2020, the OCC issued a proposed rule to establish the agency’s approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the June 2020 final rule.

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

Certain states have enacted laws establishing consumer privacy protections and data security requirements in their respective states. For example, the California Consumer Privacy Act ("CCPA") gives California residents new rights to receive certain disclosures regarding the collection, use, and sharing of "Personal Information," as well as rights to access, delete, and restrict the sale of certain personal information collected about them. The CCPA went into effect on January 1, 2020, and Fulton Bank is required to comply with the CCPA in serving the small number of its customers that are residents of California. Privacy and data security legislation remained a priority issue in 2020. Attempts by state and local governments to regulate consumer privacy have the potential to create a patchwork of differing and/or conflicting state regulations. In addition, Congress and federal regulatory agencies are considering similar laws or regulations, which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on December 18, 2020, the federal financial regulatory agencies announced a proposal that would require supervised banking organizations to promptly notify their primary federal regulator in the event of a computer security incident. If adopted without substantial change, the proposed rule would require banking organizations to notify their primary federal regulator promptly (not later than 36 hours after the discovery of such incidents) of such incidents, termed "computer-security incidents" that are "notification incidents."

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

However, on December 22, 2020, the Federal Reserve Board issued a final rule that amends Regulation D by lowering the reserve requirement ratios on transaction accounts maintained at depository institutions to 0%. It is currently unclear whether the reduction of the reserve requirements on transaction accounts is permanent and any potential impact of such on the Bank’s lending activities is also unclear.

Acquisitions - The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before:

•the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;
•the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;
•the company may merge or consolidate with any other bank or financial holding company.

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

On January 30, 2020, the Federal Reserve finalized a rule that simplifies and increases the transparency of its rules for determining when one company controls another company for purposes of the BHC Act. The rule’s original effective date, April 1, 2020, was delayed on March 31, 2020, and became effective September 30, 2020. The rule has and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.

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

A depository institution is considered "well-capitalized" if it satisfies the requirements of the Prompt Corrective Action framework described above. A depository institution is considered "well-managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. If a financial holding company ceases to be well-

capitalized and well-managed, the financial holding company must enter into a non-public confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any new non-banking financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not timely return to compliance, the Federal Reserve Board may require divestiture of the financial holding company's banking subsidiaries. Bank holding companies and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. A financial holding company will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a "satisfactory" rating under the CRA.

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

Human Capital

The Corporation’s workforce at December 31, 2020 consisted of approximately 3,300 full-time equivalent employees, compared to approximately 3,500 full-time equivalent employees at December 31, 2019. While workforce numbers can be fluid over time and employee attrition is a function of many variables, a significant portion of the workforce decline at December 31, 2020 compared to December 31, 2019 was attributable to a publicly announced (see the Corporation’s Current Report on Form 8-K filed on October 20, 2020), company-wide strategic operating expense review, which was prompted by the prolonged and continuing effects of COVID-19 and the expectation that interest rates could remain very low for the next several years, as well as recognition of the need for the Corporation to accelerate the timetable for certain technology and digital investments that were in progress. The announced optimization of Fulton Bank’s network of financial centers and closing of 21 financial center offices was also part of that strategic expense review.

Employee Engagement and Retention

The Corporation places a premium on having a highly engaged workforce because engaged employees tend to perform at a higher level, support the Corporation’s success, and are more likely to remain with the organization. The Corporation conducts an annual survey of its workforce to measure employee engagement, assess employee morale and help to identify areas of the employee experience that could be improved. The Corporation then tasks its leaders to develop and implement communication and action plans aimed at engaging with their respective teams to gain a better understanding of the results of the assessment, and to foster enhanced future engagement.

Leaders at the Corporation are held accountable for employee engagement scores for the teams they lead, as each leader’s engagement score is included in their annual performance review. Additionally, aggregated employee engagement assessment results are reported to the Corporation’s Board of Directors, as a key indicator to the health and well-being of the workforce.

Culture, Diversity and Inclusion

The Corporation believes that building relationships matters. This belief includes relationships with clients and customers and relationships among employees. In recent years, the Corporation has placed significant emphasis on developing its corporate culture, and now considers its culture to be one of the components of its continuing success. The Corporation’s culture-shaping program, The Fulton Experience, is a highly engaging program that is intended to spark new ways of thinking about employees’ individual roles, how employees collaborate, and how employees and the Corporation grow together as an organization. The Corporation believes that it succeeds as a company because it values the teamwork of its employees and fosters a culture around that belief. More recently, the Corporation has been applying that same emphasis to the development of a diverse and inclusive workforce. The Corporation recognizes that having a diverse and inclusive culture and workforce, that encourages employees to share their opinions and different perspectives, and fosters a culture of respect, are also crucial elements of a successful organization. In 2020, the Corporation launched a significant effort to enhance and accelerate diversity and inclusion in its workforce by implementing a number of initiatives aimed at improving its ability to attract and retain diverse candidates so that, over time, the Corporation can increase the diversity of its workforce to reflect the makeup of the communities it serves.
Compensation and Rewards

The Corporation invests in its workforce by offering competitive salaries, incentives and benefits that are part of the Corporation’s pay for performance culture. This is implemented through a number of incentive programs that are tailored to drive performance in the business units, as well as at the corporate level.

Workforce Recruitment and Development

The Corporation recruits its workforce, filling both vacant and new positions, largely through the posting for such positions on its own website, on social media platforms and through talent recruiting efforts by internal recruiters. The Corporation provides for professional development of new and existing employees largely through the efforts of its Center for Learning and Talent Development, which develops and administers a wide variety of training programs for employee professional development. The Corporation also provides for a number of off-site, third-party offerings in which employees can further enhance their skills, knowledge and leadership potential. One such example, afforded to employees with future leadership potential, is through the Corporation’s participation in the Stonier School of Banking sponsored by the American Bankers Association.

COVID-19 Response

During 2020, the Corporation also needed to navigate the ever-changing COVID-19 environment. From the start of the COVID-19 pandemic, the Corporation has been committed to supporting its customers and communities. In response to the COVID-19 pandemic, and related governmental guidance, the Corporation implemented changes to its operations necessary to continue to serve the communities in which it operates, while also striving to provide the necessary protections for its employees. These changes included having the majority of the Corporation’s employees work from home for a continuing and indefinite period of time, while implementing additional safety measures and protocols for employees continuing critical on-site work.

The safety, health and wellness of the Corporation’s employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining workforce safety while continuing successful operations, particularly at financial center locations where employees routinely interact with the public.

Executive Officers

The executive officers of the Corporation are as follows:

Name	Age (1)	Office Held and Term of Office

E. Philip Wenger	63	Director of the Corporation since 2009 and Director of Fulton Bank, N.A since 2019. Chairman of the Board and Chief Executive Officer of the Corporation since January 2013. Mr. Wenger previously served as President of the Corporation from 2008 to 2017, Chief Operating Officer of the Corporation from 2008 to 2012, a Director of Fulton Bank, N.A. from 2003 to 2009, Chairman of Fulton Bank, N.A. from 2006 to 2009 and has been employed by the Corporation in a number of positions since 1979.

Mark R. McCollom	56
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

Curtis J. Myers	52	Director of the Corporation since 2019 and Director of Fulton Bank, N.A. since 2009. President and Chief Operating Officer of the Corporation since January 1, 2018. Chairman and Chief Executive Officer of Fulton Bank, N.A. since May 2018. Mr. Myers served as Senior Executive Vice President of the Corporation from July 2013 to December 2017. President and Chief Operating Officer of Fulton Bank, N.A. since February 2009. He served as Executive Vice President of the Corporation since August 2011. Mr. Myers has been employed by Fulton Bank, N.A. in a number of positions since 1990.

David M. Campbell	59	Senior Executive Vice President, and Director of Strategic Initiatives and Operations since December 2014. Mr. Campbell joined the Corporation as Chief Administrative Officer of Fulton Financial Advisors, a division of Fulton Bank, N.A. in 2009, and was promoted to President of Fulton Financial Advisors in 2010. He has more than 30 years of experience in financial services.

Beth Ann L. Chivinski	60
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

Name	Age (1)	Office Held and Term of Office

Meg R. Mueller	56
Senior Executive Vice President and Head of Commercial Business since January 1, 2018. Ms. Mueller served as Chief Credit Officer of the Corporation from 2010 - 2017 and was promoted to Senior Executive Vice President of the Corporation in 2013. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Angela M. Sargent	53	Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Ms. Sargent served as Executive Vice President and Chief Information Officer from 2002 to 2013 and has been employed by the Corporation in a number of positions since 1992.

Angela M. Snyder	56	Senior Executive Vice President and Head of Consumer Banking since January 1, 2018. She heads the Corporation's Consumer Banking line of business. Ms. Snyder joined the Corporation in 2002 as President of Woodstown National Bank she then served as Chairwoman, President and CEO of Fulton Bank of New Jersey until 2019, when the Corporation consolidated that bank into Fulton Bank, N.A. She has more than 30 years of experience in the financial services industry.

Daniel R. Stolzer	64	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary since January 1, 2018. Mr. Stolzer joined the Corporation in 2013 as Executive Vice President, General Counsel and Corporate Secretary. Prior to joining the Corporation, Mr. Stolzer served as Chief Counsel - Special Projects at PNC Financial Services Group in Pittsburgh, PA and Deputy General Counsel at KeyCorp in Cleveland, OH. He has more than 30 years of experience working in financial services law beginning with work at several law firms, including Cadwalader, Wickersham & Taft in New York City where he was a member of the Corporate Securities and Capital Markets practice groups.

		.

Bernadette M. Taylor	59	Senior Executive Vice President, and Chief Human Resource Officer since May 2015. In 2001, she was promoted to Senior Vice President of employee services. She served as Executive Vice President of employee services, employment, and director of human resources before her promotion in 2015 to Chief Human Resources Officer. Dr. Taylor joined the Corporation in 1994 as Corporate Training Director at Fulton Financial Corporation.

(1) As of December 31, 2020

Item 1A. Risk Factors

An investment in the Corporation's securities involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors.

ECONOMIC AND CREDIT RISKS.

Difficult conditions in the economy and the financial markets may materially adversely affect the Corporation's business, results of operations and financial condition.

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

Specifically, the business environment impacts the ability of borrowers to pay interest on, and repay principal of, outstanding loans and the value of collateral, if any, securing those loans, as well as demand for loans and other products and services the Corporation offers. There continues to be significant ongoing financial risk facing the U.S. economy, which could negatively impact the quality of the Corporation's loan portfolio. As a result, the Corporation may have to increase its provision for credit losses, which would negatively impact its results of operations, and could result in charge-offs of a higher percentage of its loans. Unlike large, national institutions, the Corporation is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Corporation operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect the profit potential of the Corporation.

The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, the Corporation’s business, results of operations and financial condition for an indefinite period.

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused substantial disruptions in economic and social activity, both globally and in the United States. The spread of COVID-19, and related governmental actions to mandate or encourage temporary closures of businesses, quarantines, social distancing, "stay at home" orders and other restrictions on in-person operations and activities, have caused severe disruptions in the U.S. economy, which has, in turn, disrupted, and will likely continue to disrupt, the business, activities, and operations of the Corporation’s customers, as well as the Corporation’s own business and operations. The resulting impacts of the pandemic on consumers, including high levels of unemployment, have continued to cause changes in consumer and business spending, borrowing needs and saving habits, which have and will likely continue to affect the demand for loans and other products and services the Corporation offers, as well as the creditworthiness of its borrowers and guarantors. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Corporation’s markets, may cause customers, vendors and counterparties to be unable to meet existing payment or other obligations to the Corporation. While portions of the national economy have reopened, there is still significant uncertainty concerning the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as their impact on the U.S. economy. The extent to which the pandemic impacts the Corporation’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing severity of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19, and the actions taken to contain it or treat its impact. Moreover, although multiple COVID-19 vaccines have received regulatory approval and are currently being distributed to certain high-risk population groups, it is too early to know how quickly these vaccines can be distributed to the general population and how effective they will be in mitigating the adverse social and economic effects of the COVID-19 pandemic. If the pandemic continues to cause significant negative impacts to economic conditions, the Corporation’s results of operations, financial condition and cash flows could be materially adversely impacted.

The Corporation’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. In an effort to mitigate the spread of COVID-19, the Corporation has adjusted service models at certain of its financial center locations, including limiting some locations to drive-up and ATM services only, offering lobby access by appointment only, and encouraging the Corporation’s customers to use electronic banking platforms. The Corporation expects some of these measures may remain in place permanently. The increased use of electronic banking platforms by the

Corporation’s customers may expose the Corporation to increased operational risks, including fraud and cybersecurity risks. In addition, the use of quarantines and social distancing methods to curtail the spread of COVID-19 – whether mandated by governmental authorities or recommended as a public health practice – may adversely affect the Corporation’s operations as key personnel, employees and customers avoid physical interaction. A significant portion of the Corporation’s employees has transitioned to working remotely as a result of the COVID-19 pandemic, which, in addition to requiring added support from the Corporation’s information technology infrastructure, increases cybersecurity risks. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Corporation’s business. It is not yet known what impact these operational changes may have on the Corporation’s financial performance.

There continues to be broad concerns related to the potential effects of the COVID-19 pandemic. The aftereffects of the pandemic may continue to have an adverse effect on, among other things, (i) the Corporation’s ability to attract customer deposits, (ii) the ability of the Corporation’s borrowers to satisfy their obligations, (iii) the demand for the Corporation’s loans or the Corporation’s other products and services and/or (iv) unemployment rates, financial markets, real estate markets or economic growth. Further, the timing and ability of the Corporation’s customers’ businesses to re-open and ramp up to prior levels of activity will vary, depending upon geography, industry and other factors.

The outbreak of COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Corporation’s net interest income and margins and the Corporation’s profitability for an uncertain period of time.

The COVID-19 pandemic and its impact on the economy heightens the risk associated with many of the risk factors described in this Annual Report on Form 10-K, including those related to economic conditions in the Corporation’s market areas, interest rates, loan losses, operational risks, the Corporation’s reliance on its executives and third party service providers and impairments of goodwill and intangible assets.

Governmental and regulatory actions to mitigate the impact of COVID-19 could increase regulatory compliance risks and result in a material decline in the Corporation’s earnings.

There have been several regulatory and legislative actions intended to help mitigate the adverse economic impact of COVID-19 on individuals, including mandates requiring financial institutions to work constructively with borrowers affected by COVID-19 and mandatory loan forbearances. Due to the unforeseen nature of the pandemic, future regulatory action is highly uncertain and cannot be predicted. Although the state-wide eviction and foreclosure moratoriums have expired in some of the states we do business, there are federal prohibitions. Further, there have been several other bank regulatory actions and legislative changes intended to help mitigate the adverse impact of COVID-19. There continues to be mounting pressure on federal and state officials to take further action. In addition, the Corporation’s administration of COVID-19 relief programs is likely to be subject to greater regulatory scrutiny. For example, the newly appointed Acting Director of the CFPB recently expressed concerns regarding some regulated companies’ administration of COVID-19 relief programs and communicated the CFPB’s intent to take aggressive action and expedite enforcement actions to ensure that regulated companies follow the law and meet their obligations to assist consumers during the COVID-19 pandemic.

The Corporation has offered, and may continue to offer, payment deferrals, forbearances, fee waivers, and other forms of assistance to commercial, small business and consumer customers that have been impacted by the COVID-19 pandemic. If these customers are unable to repay their loans in a timely manner when payment deferrals, forbearances or other forms of assistance end, delinquency levels may increase, the Corporation may be required to reverse the accrual of interest during the deferral or forbearance period, and the Corporation may need to increase its ACL through provisions for credit losses. In addition, the existence of deferrals, forbearances and other forms of assistance provided to borrowers impacted by the COVID-19 pandemic may not be considered TDRs or be required to be reflected as delinquent during the applicable deferral or forbearance period, and may make it more challenging to identify deterioration in individual borrower performance and in the loan portfolio generally. See Item 1. "Business-Supervision and Regulation-Governmental and Regulatory Actions to Mitigate the Impact of the COVID-19 Pandemic."

The Corporation originated a significant number of loans under the SBA’s Paycheck Protection Program, which may expose the Corporation to potential risks and may result in a large number of such loans remaining on the Corporation’s consolidated balance sheets.

The Corporation is a participating lender under the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operating costs during the COVID-19 pandemic. There are areas of ambiguity in the laws, regulations and guidance relating to the operation of the PPP, which exposes the Corporation to potential risks relating to non-compliance with the requirements of the PPP. For example, other lenders have been named in litigation related to their processes and procedures for accepting and processing applications for PPP loans and other matters related to PPP loans. In addition, the Corporation may be exposed to credit risk in connection with PPP loans if a determination is made by the SBA that a deficiency exists in the manner in which the PPP loan was originated, funded or serviced. If a deficiency is identified, the SBA may deny or limit its liability under its guaranty, or seek to recover from the Corporation amounts paid pursuant to its guaranty. Moreover, loan programs adopted by the federal government, such as the PPP and the Main Street Lending Program, while intended to lessen the impact of the pandemic on businesses, may result in a decreased demand for the Corporation’s loan products. See Item 1. "Business-Supervision and Regulation-Governmental and Regulatory Actions to Mitigate the Impact of the COVID-19 Pandemic."

The Corporation is subject to certain risks in connection with the establishment and level of its allowance for credit losses.

The ACL consists of the ACL - Loans, which is recorded as a reduction to loans on the consolidated balance sheets, and the ACL for OBS credit exposures, which is included in other liabilities on the consolidated balance sheets. While the Corporation believes that its ACL as of December 31, 2020 was sufficient to cover expected future credit losses in its financial instruments, principally the loan portfolio and OBS credit exposures, as of that date, the Corporation may need to increase its provision for credit losses in future periods due to changes in the risk characteristics of the loan portfolio or OBS credit exposures, forecasted economic conditions and growth in the loan portfolio or OBS credit exposures, among other factors, thereby negatively impacting its results of operations. The determination of the ACL depends significantly upon the Corporation's assumptions and judgments with respect to a variety of factors, including the performance of the loan portfolio, the weighted-average remaining lives of different classifications of loans within the loan portfolio and current and forecasted economic conditions, as well as changes in lending policy, the nature and volume of the portfolio, credit concentrations, specific industry risks, competition, model imprecision and legal and regulatory requirements, among other factors. If the Corporation's assumptions and judgments regarding such matters prove to be inaccurate, its ACL might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Corporation's earnings could be material.

Furthermore, banking regulators may require the Corporation to make additional provisions for credit losses, or otherwise recognize further loan charge-offs or impairments following their periodic reviews of the Corporation's loan portfolio, underwriting procedures and the ACL. Any increase in the ACL or loan charge-offs as required by such regulatory agencies could have a material adverse effect on the Corporation's financial condition and results of operations. See "Note 1 - Summary of Significant Accounting Policies – Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Allowance for Credit Losses and Asset Quality."

The composition of the Corporation's loan portfolio and competition for loans subject the Corporation to credit risk.

Approximately 73% of the Corporation's loan portfolio was in commercial loans, commercial mortgage loans, and construction loans at December 31, 2020. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because they typically have larger balances and are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of businesses and properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation.

Furthermore, intense competition among both bank and non-bank lenders could increase pressure on the Corporation to relax its credit standards and/or underwriting criteria in order to achieve the Corporation's loan growth targets. This could result in greater challenges in the repayment or collection of loans should economic conditions, or individual borrower performance, deteriorate. Additionally, competitive pressures could drive the Corporation to consider loans and customer relationships that are outside of the Corporation's established risk appetite or target customer base, posing similar repayment and collection risk. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loans."

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

Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of the Corporation's net income, accounting for approximately 74% of total revenues in 2020. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on the Corporation's net interest margin, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in a decrease in the interest earned on interest-earning assets that is not accompanied by a corresponding decrease in the interest paid on interest-bearing liabilities, or the decrease in interest paid might be at a slower pace, or in a smaller amount, than the decrease in interest earned, reducing the Corporation's net interest income and/or net interest margin. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income."

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

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. In the event that the fair value of an investment security declines below its amortized cost, the Corporation is required to determine whether the decline constitutes an OTTI. The determination of whether a decline in fair value is other-than-temporary depends on a number of factors, including whether the Corporation has the intent and ability to retain the investment security for a period of time sufficient to allow for any anticipated recovery in fair value. If a determination is made that a decline is other-than-temporary, an OTTI charge is recorded.

The planned phasing out of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.

LIBOR is the reference rate used for many of the Corporation's transactions, including variable and adjustable rate loans, derivative contracts, borrowings and other financial instruments. However, a reduced volume of interbank unsecured term borrowing, coupled with legal and regulatory proceedings related to rate manipulation by certain financial institutions, has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the process for establishing LIBOR, announced in July 2017 that the FCA intends to stop persuading, or compelling, banks to submit rates for the calculation of LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate and the American Interbank Offered Rate (“Ameribor”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementation of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amounts received and paid on derivative contracts and other financial instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs.

Changes in interest rates can affect demand for the Corporation's products and services.

Movements in interest rates can cause demand for some of the Corporation's products and services to be cyclical. For example, demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining and to decrease during periods when interest rates were rising. As a result, the Corporation may need to periodically increase or decrease the size of certain of its businesses, including its personnel, to match increases and decreases in demand and volume. The need to change the scale of these businesses is challenging, and there is often a lag between changes in the businesses and the Corporation's reaction to these changes.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on the Corporation's results of operations.

The market value of the Corporation's securities investments, which include mortgage-backed securities, state and municipal securities, auction rate securities, and corporate debt securities, as well as the revenues the Corporation earns from its trust and investment management services business, are particularly sensitive to price fluctuations and market events. Declines in the values of the Corporation's securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in OTTI charges.

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

The Corporation relies on customer deposits as its primary source of funding. A substantial majority of the Corporation's deposits are in non-maturing accounts, which deposit customers can withdraw on demand or upon several days' notice. Factors, many of which are outside the Corporation's control, can cause fluctuations in both the level and cost of customer deposits. These factors include competition for customer deposits from other financial institutions and non-bank competitors, changes in interest rates, the rates of return available from alternative investments or asset classes, changes in customer confidence in the Corporation or in financial institutions generally, and the liquidity needs of the Corporation's deposit customers. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for the Corporation, representing approximately 11% of total deposits at December 31, 2020. State and municipal customers frequently maintain large deposit account balances substantially in excess of the per-depositor limit of FDIC insurance, and may be more sensitive than other depositors to changes in interest rates and the other factors discussed above. Advances in technology, such as online banking, mobile banking, digital payment platforms and the acceleration of financial technology innovation, have also made it easier to move money, potentially causing customers to switch financial institutions or switch to non-bank competitors. Movement of customer deposits into higher-yielding deposit accounts offered by the Corporation, the need to offer higher interest rates on deposit accounts to retain customer deposits, or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Corporation's funding costs, reduce its net interest margin and/or create liquidity challenges.

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

The U.S. Congress and state legislatures and federal and state regulatory agencies continually review banking and other laws, regulations and policies for possible changes. Changes in applicable federal or state laws, regulations or governmental policies may affect the Corporation and its business. The effects of such changes are difficult to predict and may produce unintended consequences. New laws, regulations or changes in the regulatory environment could limit the types of financial services and products the Corporation may offer, alter demand for existing products and services, increase the ability of non-banks to offer competing financial services and products, increase compliance burdens, or otherwise adversely affect the Corporation's business, results of operations or financial condition. Further, unified Democratic control of the White House and both chambers of Congress will allow Democratic control of the legislative and executive agendas. The Corporation expects that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Further, the turnover of the presidential administration has produced, and likely will continue to produce, various changes in the leadership and senior staffs of the federal regulatory agencies. The heads of many of these agencies will change in 2021 pending Senate confirmation. Also, the Board of Governors of the Federal Reserve and the FDIC Board of Directors may experience significant turnover within the next several years. Future regulatory agendas and the impact of such on the Corporation and the financial services sector generally cannot be predicted at this time.

Compliance with banking and financial services statutes and regulations is also important to the Corporation's ability to engage in new activities or to expand existing activities. Regulators continue to scrutinize banks through longer and more intensive examinations. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Corporation's operations and expansion activities that could have a material adverse effect on its business and profitability. The Corporation has dedicated significant time, effort, and expense over time to comply with regulatory and supervisory standards and requirements imposed by the Corporation's regulators, and the Corporation expects that it will continue to do so. If the Corporation fails to develop at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on the Corporation's business, financial condition, or results of operations.

Failure to comply with the BSA, the Patriot Act and related AML requirements, or with sanctions laws, could subject the Corporation to enforcement actions, fines, penalties, sanctions and other remedial actions.

Regulators have broad authority to enforce AML and sanctions laws. Failure to comply with AML and sanctions laws or to maintain an adequate compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when considering approval of applications to acquire, merge, or consolidate with another banking institution, or to engage in other expansionary activities. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the DOJ, against banks, broker-dealers and non-bank financial institutions with respect to AML and sanctions laws and some have resulted in substantial penalties, including criminal pleas. Enforcement actions have included the Federal Reserve Board's Consent Order against the Corporation in 2014 (the "Consent Order"), which was terminated in May 2019, in connection with alleged deficiencies in the Corporation's BSA/AML compliance program. Any violation of law or regulation, possibly even inadvertent or unintentional violations, could result in the fines, sanctions or other penalties described above, including one or more additional consent orders against Fulton Bank or the Corporation, which could have significant reputational or other consequences and could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

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

The CFPB, which was established pursuant to the Dodd-Frank Act, has imposed enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services. These actions have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators, also have been active in this area with respect to institutions over which they have jurisdiction. Federal financial regulatory agencies may be even more active in this area under the Biden Administration. See Item 1. "Business-Supervision and Regulation."

Changes in U.S. federal, state or local tax laws may negatively impact the Corporation's financial performance.

The Corporation is subject to changes in tax law that could increase the Corporation's effective tax rates. These law changes may be retroactive to previous periods and, as a result, could negatively affect the Corporation's current and future financial performance. In December 2017, the Tax Act was signed into law, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended (the "Code"). The Tax Act reduced the Corporation's Federal corporate income tax rate to 21% beginning in 2018. However, the Tax Act also imposed limitations on the Corporation's ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which partially offset the increase in net income from the lower tax rate.

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

Many aspects of the Corporation's business involve substantial risk of legal liability. From time to time, the Corporation has been named or threatened to be named as defendant in various lawsuits arising from its business activities (and in some cases from the activities of companies that were acquired). In addition, the Corporation is periodically the subject of governmental investigations and other forms of regulatory or governmental inquiry. For example, as previously disclosed, the Corporation recently consented to the entry of an administrative civil cease-and-desist order and paid a civil monetary penalty of $1.5 million to resolve an investigation by the staff of the Division of Enforcement of the SEC regarding certain accounting determinations that could have impacted the Corporation's reported earnings per share. Like other large financial institutions, the Corporation is also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. These lawsuits, investigations, inquiries and other matters could lead to administrative, civil or criminal proceedings, or result in adverse judgments, settlements, fines, penalties, restitution, injunctions or other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices. Substantial legal liability or significant regulatory actions against the Corporation could materially adversely affect the Corporation's business, financial condition or results of operations and/or cause significant reputational harm. The Corporation establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. For matters where a loss is not probable, or the amount of the loss cannot be reasonably estimated by the Corporation, no loss reserve is established. However, the Corporation may still incur potentially significant legal costs for a matter, even if a reserve has not been established.

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

The Corporation's business plan includes the pursuit of profitable growth. Under current economic, competitive and regulatory conditions, profitable growth may be difficult to achieve due to one or more of the following factors:

•In the current interest rate environment, it may become more difficult for the Corporation to further increase its net interest margin or its net interest margin may come under further downward pressure. As a result, income growth will likely need to come from growth in the volume of earning assets, particularly loans, and an increase in non-interest income. However, customer demand and competition could make such income growth difficult to achieve; and
•The Corporation may seek to supplement organic growth through acquisitions, but may not be able to identify suitable acquisition opportunities, obtain the required regulatory approvals or successfully integrate acquired businesses.

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

The Corporation faces a variety of risks in connection with potential acquisitions.

The Corporation may seek to supplement organic growth through acquisitions of banks or branches, or other financial businesses or assets. Acquiring other banks, branches, financial businesses or assets involves a variety of risks commonly associated with acquisitions, including, among other things:

•The possible loss of key employees and customers of the acquired business;
•Potential disruption of the acquired business and the Corporation's business;
•Exposure to potential asset quality issues of the acquired business;
•Potential exposure to unknown or contingent liabilities of the acquired business including, without limitation, liabilities for regulatory and compliance issues;
•Potential changes in banking or tax laws or regulations that may affect the acquired business; and
•Potential difficulties in integrating the acquired business, resulting in the diversion of resources from the operation of the Corporation's existing businesses.

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

There is significant competition among commercial banks in the market areas served by the Corporation. In addition, the Corporation also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulation than the Corporation and have different cost structures. Some of the Corporation's competitors have greater resources, higher lending limits, lower cost of funds and may offer other services not offered by the Corporation. The Corporation also experiences competition from a variety of institutions outside its market areas. Some of these institutions conduct business primarily over the Internet and, as a result, may be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as funds transfers, payment services, residential mortgage loans, consumer loans and wealth and investment management services. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of financial technology companies ("Fintechs") has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. In July 2018, the OCC announced that it will begin accepting applications from Fintechs to become special purpose national banks. Although the OCC’s authority to issue special purpose bank charters to non-bank Fintechs continues to be subject to ongoing litigation, similar developments are likely to result in even greater competition within all areas of the Corporation’s operations.

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

Climate change may materially adversely affect the Corporation's business and results of operations.

The Corporation operates in areas where its business and the activities of its customers could be impacted by the effects of climate change. The effects of climate change may include increased frequency or severity of weather-related events, such as severe storms, hurricanes, flooding and droughts, and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change consumer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for the Corporation’s products and services. In addition, increasing concerns over the long-term impacts of climate change have led and will likely continue to lead to legislative and regulatory initiatives to combat climate change and may result in increased supervisory expectations with respect to banks’ risk management practices related to climate change. Climate change, its effects and the resulting, unknown impacts could have a material adverse effect on the Corporation’s financial condition and results of operations.

If the goodwill that the Corporation has recorded or records in the future in connection with its acquisitions becomes impaired, it could have a negative impact on the Corporation's results of operations.

In the past, the Corporation supplemented its internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, the Corporation may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2020, the Corporation had $533.4 million of goodwill recorded on its balance sheet. The Corporation is required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

Changes in accounting policies, standards, and interpretations could materially affect how the Corporation reports its financial condition and results of operations.

The preparation of the Corporation's financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as revenues and expenses during the period. A summary of the accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain, including those related to the ACL, goodwill, income taxes, and fair value measurements, is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" and within "Note 1-

Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

The Corporation has from time to time undertaken initiatives to reduce or manage growth in its non-interest expenses and increase the efficiency of its operations. The Corporation may not achieve the intended effect on its non-interest expenses or its operating efficiency, and those initiatives may have an adverse impact on the Corporation’s competitive position and ability to achieve its growth plans.

It is possible that initiatives from time to time undertaken by the Corporation to reduce or manage growth in its non-interest expenses and increase its operating efficiency will not achieve the effects on its non-interest expenses or create the cost efficiencies intended through those initiatives. Moreover, those initiatives could adversely impact the retention of customers and deposit balances, harm the Corporation’s relationships with its customers, weaken the Corporation’s competitive position, or make it more difficult for the Corporation to achieve its growth plans. Any of these circumstances, should they arise, could have a material adverse effect on the Corporation’s business or results of operations.

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

The Corporation's business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information regarding customers, employees and others on a daily basis. While the Corporation performs some of the functions required to operate its business directly, it also relies on third parties for significant business functions, such as processing customer transactions, providing cloud-based infrastructure, software and data storage services, maintaining customer-facing websites, including its online and mobile banking functions, and developing software for new products and services, among others. These relationships require the Corporation to allow third parties to access, store, process and transmit customer information. As a result, the Corporation may be subject to cyber security risks directly, as well as indirectly, through the vendors to whom it outsources business functions and the downstream service providers of those vendors. The increased use of smartphones, tablets and other mobile devices, as well as cloud computing, may also heighten these and other operational risks. Cyber threats could result in unauthorized access, loss or destruction of confidential information or customer data, unavailability, degradation or denial of service, introduction of computer viruses or ransomware and other adverse events, causing the Corporation to incur additional costs (such as repairing systems or adding new personnel or protection technologies). Cyber threats may also subject the Corporation to regulatory investigations, litigation or enforcement actions require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Corporation's business, financial condition or results of operations and damage its reputation.

Like other financial institutions, the Corporation experiences malicious cyber activity on an ongoing basis directed at its websites, computer systems, software, networks and its users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. The Corporation also experiences large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against the Corporation, its employees or its customers. While, to date, malicious cyber activity, cyber attacks and other information security breaches have not had a material adverse impact on the Corporation, there can be no assurance that such events will not have a material adverse impact on the Corporation’s business, results of operations, financial condition or reputation in the future.

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

There can be no assurance that the measures employed by the Corporation to detect and combat direct or indirect cyber threats will be effective. In addition, because the methods of cyber attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive control measures to proactively address these methods. The Corporation's or a vendor's failure to promptly identify and counter a cyber attack may result in increased costs and other negative consequences, such as the loss of, or inability to access, data, degradation or denial of service and introduction of computer viruses. Although the Corporation maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses. Further, a successful cyber attack that results in a significant loss of customer data or compromises the Corporation's ability to function would have a material adverse effect on the Corporation's business, reputation, financial condition and results of operation.

Account data compromise, malware and ransomware events affecting a broad spectrum of commercial businesses and governmental entities in recent years have resulted in heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact the Corporation's current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which the Corporation is subject could result in higher compliance and technology costs and could restrict the Corporation's ability to provide certain products and services, which could materially and adversely affect the Corporation's profitability. The Corporation's failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and governmental investigations and/or actions, litigation, fines, sanctions and damage to the Corporation's reputation and its brand.

The Corporation is subject to a variety of risks in connection with origination and sale of loans.

The Corporation originates residential mortgage loans and other loans, such as loans guaranteed, in part, by the SBA, all or portions of which are later sold in the secondary market to government sponsored enterprises or agencies, such as the Federal National Mortgage Association (Fannie Mae), and other non-government sponsored investors. In connection with such sales, the Corporation makes certain representations and warranties with respect to matters such as the underwriting, origination, documentation or other characteristics of the loans sold. The Corporation may be required to repurchase a loan, or to reimburse the purchaser of a loan for any related losses, if it is determined that the loan sold was in violation of representations or warranties made at the time of the sale, and, in some cases, if there is evidence of borrower fraud, in the event of early payment default by the borrower on the loan, or for other reasons. The Corporation maintains reserves for potential losses on certain loans sold, however, it is possible that losses incurred in connection with loan repurchases and reimbursement payments may be in excess of any applicable reserves, and the Corporation may be required to increase reserves and may sustain additional losses associated with such loan repurchases and reimbursement payments in the future, which could have a material adverse effect on the Corporation's financial condition or results of operations.

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

RISKS RELATED TO AN INVESTMENT IN THE CORPORATION'S SECURITIES.

Capital requirements have been adopted by U.S. banking regulators that may limit the Corporation's ability to return earnings to shareholders or operate or invest in its business.

The Corporation and Fulton Bank are subject to capital requirements under the Basel III Rules. Failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on the activities of the Corporation or Fulton Bank or restricting the commencement of new activities, and such failure could subject the Corporation or Fulton Bank to a variety of enforcement remedies, including limiting the ability of the Corporation or Fulton Bank to pay dividends, issuing a directive to increase capital and terminating FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer will result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2020, the Corporation's current capital levels met the minimum capital requirements, including the capital conservation buffer, as set forth in the Basel III Rules. See Item 1. "Business-Supervision and Regulation-Capital Requirements."

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

GENERAL RISK FACTORS.

Negative publicity could damage the Corporation's reputation and business.

Reputation risk, or the risk to the Corporation's earnings and capital from negative public opinion, is inherent in the Corporation's business. Negative public opinion could result from the Corporation's actual, alleged or perceived conduct in any number of activities, including lending practices, litigation, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information, environmental, social and governance practices and disclosures, and from actions taken by government agencies and community organizations in response to that conduct. In addition, unfavorable public opinion regarding the broader financial services industry, or arising from the actions of individual financial institutions, can have an adverse effect on the Corporation's reputation. Because the Corporation conducts its businesses under the "Fulton" brand, negative public opinion about one line of business could affect the Corporation's other lines of businesses. Further, the increased use of social media platforms facilitates the rapid and widespread dissemination of information, including inaccurate, misleading, or false information, which could magnify the potential harm to the Corporation's reputation. Any of these or other events that impair the Corporation's reputation can affect the Corporation's ability to attract and retain customers and employees, and access sources of funding and capital, any of which could have materially adverse effect on the Corporation's results of operations and financial condition.

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

Moody's Investors Service, Inc. and DBRS, Inc. continuously evaluate the Corporation and Fulton Bank, and their ratings of the Corporation's and Fulton Bank's long-term and short-term debt and preferred stock are based on a number of factors, including financial strength, as well as factors not entirely within the Corporation's and Fulton Bank's control, such as conditions affecting the financial services industry generally. In light of these reviews and the continued focus on the financial services industry generally, the Corporation and Fulton Bank may not be able to maintain their current respective ratings. Ratings downgrades by any of these credit rating agencies could have a significant and immediate impact on the Corporation's funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in the Corporation's or Fulton Bank's credit ratings could also increase the Corporation's and Fulton Bank's borrowing costs and limit their access to the capital markets.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The Corporation's financial center properties as of December 31, 2020 totaled 223 financial centers. Of those financial centers, 89 were owned and 134 were leased. On January 8, 2021, the Corporation closed 21 financial centers (5 were owned and 16 were leased) and consolidated operations of those financial centers into other nearby financial centers operated by the Corporation. Remote service facilities (mainly stand-alone ATMs) are excluded from these totals. The Corporate headquarters is located in Lancaster, Pennsylvania. The Corporation owns two dedicated operations centers, located in East Petersburg, Pennsylvania and Mantua, New Jersey.

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
As of December 31, 2020, the Corporation had 162.3 million shares of $2.50 par value common stock outstanding held by approximately 30,500 holders of record. The closing price per share of the Corporation’s common stock on February 18, 2021 was $14.88. The common stock of the Corporation is traded on the Global Select Market of The Nasdaq Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2020 and 2019:

	Price Range		Per Share Dividend
	High	Low
2020
First Quarter	$17.62	$10.07	$0.13
Second Quarter	12.97	8.91	0.13
Third Quarter	10.88	8.89	0.13
Fourth Quarter	13.67	9.15	0.17
2019
First Quarter	$17.39	$14.85	$0.13
Second Quarter	17.57	15.49	0.13
Third Quarter	17.28	15.23	0.13
Fourth Quarter	18.00	15.28	0.17

Restrictions on the Payments of Dividends
The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries, and depends on the payment of dividends from its subsidiaries, principally its banking subsidiary, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on compliance with applicable federal regulatory requirements and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to the Corporation. In addition, dividends on the Corporation’s common stock may not be declared, paid or set aside for payment, unless the full dividends for the immediately preceding dividend payment period for the Corporation’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in Item 1. "Business;" Item 1A. "Risk Factors - The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments," under "Risks Related to an Investment in the Corporation’s Securities;" and "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation’s Employee Equity Plan and the number of securities remaining available for future issuance under the Employee Equity Plan, Directors' Plan and the ESPP as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,295,687	$11.39	10,917,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,295,687	$11.39	10,917,000

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,101,418 PSUs, which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, and includes 683,264 time-vested RSUs granted under the Employee Equity Plan and 112,698 time-vested RSUs granted under the Directors' Plan.
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity and the Directors' Plan.
(3) Consists of 9,307,000 shares that may be awarded under the Employee Equity Plan, 180,000 shares that may be awarded under the Directors' Plan and 1,430,000 shares that may be purchased under the ESPP. Excludes accrued purchase rights under the ESPP as of December 31, 2020 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph
The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of Fulton Financial Corporation during the five-year period ended December 31, 2020, compared with (1) the Nasdaq Bank Index and (2) the Standard and Poor's 500 index ("S&P 500"). The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

240
220
200
180
160
140
120
100
80
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Fulton Financial Corporation
S&P 500
Nasdaq Bank Index

	Year Ending December 31
Index	2015	2016	2017	2018	2019	2020
Fulton Financial Corporation	$100.00	$148.52	$145.05	$129.41	$150.76	$115.75
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Nasdaq Bank Index	$100.00	$135.03	$141.28	$114.74	$139.10	$124.31

Item 6. Selected Financial Data
5-YEAR CONSOLIDATED SUMMARY OF FINANCIAL RESULTS
(dollars in thousands, except per-share data)

	2020	2019	2018	2017	2016
SUMMARY OF INCOME
Interest income	$742,878	$825,306	$758,514	$668,866	$603,100
Interest expense	113,671	176,917	128,058	93,502	82,328
Net interest income	629,207	648,389	630,456	575,364	520,772
Provision for credit losses (1)	76,920	32,825	46,907	23,305	13,182
Investment securities gains, net	3,053	4,733	37	9,071	2,550
Non-interest income, excluding net investment securities gains	226,335	211,427	195,488	198,903	187,628
Prepayment penalty on FHLB advances	2,878	4,326	—	—	—
Non-interest expense (2)	576,562	563,410	546,104	525,579	489,519
Income before income taxes	202,235	263,988	232,970	234,454	208,249
Income taxes	24,194	37,649	24,577	62,701	46,624
Net income	$178,040	$226,339	$208,393	$171,753	$161,625
Preferred stock dividends	(2,135)	—	—	—	—
Net income available to common shareholders	$175,905	$226,339	$208,393	$171,753	$161,625
PER SHARE
Net income (basic)	$1.08	$1.36	$1.19	$0.98	$0.93
Net income (diluted)	1.08	1.35	1.18	0.98	0.93
Cash dividends	0.56	0.56	0.52	0.47	0.41
RATIOS
Return on average assets	0.73%	1.06%	1.03%	0.88%	0.88%
Return on average equity	7.44	9.81	9.24	7.83	7.69
Return on average tangible equity (3)	9.66	12.84	12.09	10.33	10.30
Net interest margin	2.86	3.36	3.40	3.28	3.18
Efficiency ratio (3)	65.7	63.7	63.8	64.5	67.2
Dividend payout ratio	51.9	41.5	44.1	48.0	44.1
Average equity to assets ratio	9.83	10.85	11.18	11.20	11.43
PERIOD-END BALANCES
Total assets	$25,906,733	$21,886,040	$20,682,152	$20,036,905	$18,944,247
Investment securities	3,340,424	2,867,378	2,686,973	2,547,956	2,559,227
Net Loans	18,900,820	16,837,526	16,165,800	15,768,247	14,699,272
Deposits	20,839,207	17,393,913	16,376,159	15,797,532	15,012,864
Short-term borrowings	630,066	883,241	754,777	617,524	541,317
Long-term borrowings	1,296,263	881,769	992,279	1,038,346	929,403
Shareholders’ equity	2,616,828	2,342,176	2,247,573	2,229,857	2,121,115
AVERAGE BALANCES
Total assets	$24,333,717	$21,258,040	$20,183,202	$19,580,367	$18,371,173
Investment securities	3,007,467	2,778,846	2,662,800	2,547,914	2,469,564
Net Loans	18,270,390	16,430,347	15,815,263	15,236,612	14,128,064
Deposits	19,401,046	16,766,561	15,832,606	15,481,221	14,585,545
Short-term borrowings	810,583	849,679	785,923	533,564	395,727
Long-term borrowings	1,254,300	942,600	977,573	1,034,444	959,142
Shareholders’ equity	2,391,649	2,306,070	2,255,764	2,193,863	2,100,634

(1)Beginning January 1, 2020, provision is determined under CECL methodology. Prior to January 1, 2020, provision was determined based on incurred loss methodology.
(2)Excluding prepayment penalty on FHLB advances.
(3)Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the following heading, "Supplemental Reporting of Non-GAAP Based Financial Measures" below.

Supplemental Reporting of Non-GAAP Based Financial Measures
This Annual Report on Form 10-K contains supplemental financial information, as detailed below, which has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations and financial condition. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally, and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety. Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure as of and for the year ended December 31:

	2020	2019	2018	2017	2016
	(in thousands, except per share data and percentages)
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$175,905	$226,339	$208,393	$171,753	$161,625
Plus: Intangible amortization, net of tax	417	1,127	—	—	—
Numerator	$176,322	$227,466	$208,393	$171,753	$161,625

Average common shareholders' equity	$2,391,649	$2,306,070	$2,255,764	$2,193,863	$2,100,634
Less: Average goodwill and intangible assets	(535,196)	(534,120)	(531,556)	(531,556)	(531,556)
Less: Average preferred stock	(32,084)	—	—	—	—
Average tangible common shareholders' equity (denominator)	$1,824,369	$1,771,950	$1,724,208	$1,662,307	$1,569,078
Return on average common shareholders' equity (tangible)	9.66%	12.84%	12.09%	10.33%	10.30%

Efficiency ratio
Non-interest expense	$579,440	$567,736	$546,104	$525,579	$489,519
Less: Amortization of tax credit investments	(6,126)	(6,021)	(11,449)	(11,028)	—
Less: Intangible amortization	(529)	(1,427)	—	—	—
Less: Prepayment penalty on FHLB advances	(2,878)	(4,326)	—	—	—
Numerator	$569,908	$555,962	$534,655	$514,551	$489,519

Net interest income FTE (1)	$641,510	$661,356	$642,577	$598,565	$541,271
Plus: Total non-interest income	229,388	216,159	195,525	207,974	190,178
Less: Investment securities gains, net	(3,053)	(4,733)	(37)	(9,071)	(2,550)
Denominator	$867,845	$872,782	$838,065	$797,468	$728,899
Efficiency ratio	65.7%	63.7%	63.8%	64.5%	67.2%

Non-performing assets to common shareholders' equity (tangible) and ACL - loans
Non-performing assets (numerator)	$151,305	$147,986	$150,196	$144,582	$144,453

Tangible common shareholders' equity	$1,887,291	$1,806,873	$1,716,017	$1,698,301	$1,589,559
Plus: ACL - loans	277,567	166,209	169,410	176,084	171,325
Tangible common shareholders' equity and ACL - loans (denominator)	$2,164,858	$1,973,082	$1,885,427	$1,874,385	$1,760,884
Non-performing assets to tangible common shareholders' equity and ACL - loans	6.99%	7.50%	7.97%	7.71%	8.20%

(1) Presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2018 through 2020 and 35% for 2016 and 2017.

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, they are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•the impact of adverse conditions in the economy and financial markets on the performance of the Corporation’s loan portfolio and demand for the Corporation’s products and services;
•the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, the Corporation’s participation in the PPP and other COVID-19 relief programs, and the direct and indirect impacts of the pandemic on the Corporation, its customers and third parties;
•the determination of the ACL, which depends significantly upon assumptions and judgments with respect to a variety of factors, including the performance of the loan portfolio, the weighted-average remaining lives of different classifications of loans within the loan portfolio and current and forecasted economic conditions, among other factors;
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
•the potential effects of climate change on the Corporation’s business and results of operations;
•the Corporation’s ability to implement from time to time measures intended to manage growth in non-interest expenses and improve the efficiency of its operations and realize the intended effects of those initiatives;
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

OVERVIEW

The Corporation is a financial holding company, which, through its wholly owned banking subsidiary, provides a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. In 2018, the Corporation had three banking subsidiaries. During 2019, the Corporation consolidated two of its wholly owned banking subsidiaries into Fulton Bank ("Charter Consolidation").

The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is FTE net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses on loans and OBS credit risks, non-interest expenses and income taxes.

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2020	2019
Net income (in thousands)	$178,040	$226,339
Net income available to common shareholders (in thousands)	$175,905	$226,339
Diluted net income per share	$1.08	$1.35
Return on average assets	0.73%	1.06%
Return on average equity	7.44%	9.81%
Return on average common shareholders' equity (tangible) (1)	9.66%	12.84%
Net interest margin (2)	2.86%	3.36%
Efficiency ratio (1)	65.7%	63.7%
Non-performing assets to total assets	0.58%	0.68%
Annualized net charge-offs to average loans	0.05%	0.22%
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

COVID-19 Pandemic

The COVID-19 pandemic has caused substantial disruptions in economic and social activity, both globally and in the United States. The spread of COVID-19, and related governmental actions to mandate or encourage temporary closures of businesses, quarantines, social distancing, "stay at home" orders and other restrictions on in-person operations and activities, have caused severe disruptions in the U.S. economy, which has, in turn, disrupted, and will likely continue to disrupt, the business, activities, and operations of the Corporation’s customers, as well as the Corporation’s own business and operations. The resulting impacts of the pandemic on consumers, including high levels of unemployment, have continued to cause changes in consumer and business spending, borrowing needs and saving habits, which have and will likely continue to affect the demand for loans and other products and services the Corporation offers, as well as the creditworthiness of its borrowers. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Corporation’s markets, may cause customers, vendors and counterparties to be unable to meet existing payment or other obligations to the Corporation.

While portions of the national economy have reopened, there is still significant uncertainty concerning the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as their impact on the U.S. economy. The extent to which the pandemic impacts the Corporation’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing severity of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19, and the actions taken to contain it or treat its impact. Moreover, although multiple COVID-19 vaccines have received regulatory approval and are currently being distributed to certain high-risk population groups, it is too early to know how quickly these vaccines can be distributed to the general population and how effective they will be in mitigating the adverse social and economic effects of the COVID-19 pandemic.

The Corporation’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. In an effort to mitigate the spread of COVID-19, the Corporation has adjusted service models at certain of its financial center locations, including limiting some locations to drive-up and ATM services only, offering lobby access by appointment only, and encouraging the Corporation’s customers to use electronic banking platforms. Approximately 25% of the Corporation’s locations are expected to provide lobby access by appointment only on a long-term basis.

A significant portion of the Corporation’s employees have transitioned to working remotely as a result of the COVID-19 pandemic, which, in addition to requiring added support from the Corporation’s information technology infrastructure, increases cybersecurity risks. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Corporation’s business.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Corporation’s net interest income and margins and the Corporation’s profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. During 2020, the Corporation funded approximately $2.0 billion loans under the PPP.

Stimulus payments to eligible consumers, enhanced unemployment benefits provided by the federal government and traditional, state-provided unemployment compensation, as well as other forms of relief provided to consumers and businesses, have helped to limit some of the adverse impacts of COVID-19. The reduction, expiration or discontinuation of these measures may adversely impact the recovery of economic activity and the ability of borrowers to meet their payment and other obligations to the Corporation, either of which could require the Corporation to increase the ACL through provisions for credit losses.

The impact of COVID-19 on the Corporation’s financial results is evolving and uncertain. The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. While many areas of the economy began to exhibit signs of recovery during the second half of 2020, the lingering effects of the pandemic, particularly in certain sectors of the economy, or a resurgence in COVID-19 infections that prompts the continuation or imposition of governmental restrictions on activities, may result in decreased demand for the Corporation’s loan products. In addition, the decline in economic activity occurring due to COVID-19 and the actions by the FOMC with respect to interest rates are likely to affect the Corporation’s net interest income, non-interest income and credit-related losses for an uncertain period of time. As a result, the Corporation took steps to maintain liquidity and conserve capital during this period of uncertainty. The Corporation has been holding excess cash reserves since the end of the first quarter of 2020, has additional liquidity available through borrowing arrangements and other sources, and plans to maintain its excess cash and these arrangements until there is more clarity surrounding economic conditions. See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

Adoption of CECL

On January 1, 2020, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, and net investments in leases recognized by a lessor in accordance with ASC Topic 842. Refer to "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information on the adoption of CECL.

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, and OBS credit exposures. Results for 2020 are presented under CECL, while prior years' results are reported in accordance with the previously applicable incurred loss methodology. The Corporation recorded an increase of $58.3 million to the ACL on January 1, 2020, primarily as a result of the adoption of CECL. Retained earnings decreased $43.8 million and deferred tax assets increased by $12.4 million on January 1, 2020, representing the cumulative effect of adoption.

Financial Highlights

Following is a summary of the financial highlights for the year ended December 31, 2020:

•Net Income Per Share - Diluted net income per share decreased $0.27, or 20.0%, to $1.08 in 2020 compared to $1.35 in 2019. The decline in net income per share was due to a $50.4 million, or 22.3%, decrease in net income available to common shareholders partially offset by a decrease in weighted average diluted shares outstanding.

•Net Interest Income - The $19.2 million, or 3.0%, decrease in net interest income resulted from lower yields on interest-earning assets, partially offset by balance sheet growth and the impact of lower funding costs.

◦Net Interest Margin - For the year ended December 31, 2020, the net interest margin decreased to 2.86%, or 50 bp compared to 2019, driven by a 90 bp decrease in yields on interest-earning assets, partially offset by a 42 bp decrease in the cost of funds.

◦Loan Growth - Average Net Loans grew by $1.8 billion, or 11.2%, in comparison to 2019. The increase was driven largely by the issuance of PPP loans, included in commercial and industrial loans, and growth in the real estate commercial and residential mortgage portfolios.

◦Deposit Growth - Average deposits increased $2.6 billion, or 15.7%, in comparison to 2019. The increase was the result of growth in all deposit types except time deposits. At December 31, 2020, the loan-to-deposit ratio was 94.2%, as compared to 98.0% at December 31, 2019.

•Asset Quality - Non-performing assets increased $3.3 million, or 2.2%, as of December 31, 2020 compared to December 31, 2019. Net charge-offs to average loans outstanding were 0.05% for the year ended December 31, 2020 compared to 0.22% for the year ended December 31, 2019. The provisions for credit losses increased $44.1 million, to $76.9 million, for the year ended December 31, 2020 compared to $32.8 million for the same period in 2019. The higher provision in 2020 was largely driven by the adoption of CECL, which, as a result of an overall downturn in economic forecasts due to COVID-19, resulted in increases in the ACL due to higher expected future credit losses under CECL.

•Non-Interest Income - Non-interest income, excluding investment securities gains, increased $14.9 million, or 7.1%, in comparison to 2019. Increases were experienced in mortgage banking and wealth management, partially offset by decreases in commercial and consumer banking.

•Investment Securities Gains/Balance Sheet Restructurings - During both 2020 and 2019, the Corporation completed limited balance sheet restructurings which included sales of investment securities and corresponding prepayment of FHLB advances. As a result, investment securities gains totaled $3.1 million in 2020, as compared to $4.7 million in 2019, a $1.7 million, or 35.5%, decrease. In addition, included in non-interest expense were prepayment penalties on FHLB advances of $2.9 million and $4.3 million incurred during 2020 and 2019, respectively.

•Non-Interest Expense - Non-interest expense increased $11.7 million, or 2.1%, in comparison to 2019, driven largely by higher salaries and employee benefits expense, state taxes and data processing and software expenses. Partially offsetting these increases were reductions in other outside services and marketing.

In 2020, the Corporation completed a strategic operating expense review, which resulted in a number of cost-saving initiatives that are expected to result in annual expense savings of $25 million, which is not expected to be fully realized until mid-2021. The Corporation expects to reinvest a portion of the cost savings to accelerate digital transformation initiatives. In 2020, $16.2 million of expenses were recognized related to the cost-savings initiatives in the following categories: $5.6 million of severance expense (included in salaries and employee benefits) and $4.8 million of write-offs of fixed assets and $5.8 million of lease termination charges (both included in other expense).

•Income Taxes - Income tax expense for 2020 resulted in an ETR of 12.0%, as compared to 14.3% for 2019. The ETR was lower mainly due to lower income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs.

•Long-term Borrowings - In March 2020, the Corporation issued a total of $375.0 million of subordinated notes, with $200.0 million of subordinated notes due in 2030 having a fixed-to-floating rate of 3.25% and an effective rate of 3.35% and $175.0 million of subordinated notes due in 2035 having a fixed-to-floating rate of 3.75% and an effective rate of 3.85%.

•Preferred Stock - In October 2020, the Corporation issued 8.0 million depositary shares ("Depositary Shares"), each representing a 1/40th interest in a share of Fulton’s 5.125% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share), for an aggregate offering amount of $200.0 million. The Corporation received net proceeds from the offering of $192.9 million, after deducting issuance costs.

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

Allowance for Credit Losses - The Corporation adopted new accounting guidance for estimating credit losses, known as CECL, in the first quarter of 2020. In accordance with CECL, the ACL, which includes both the ACL - loans and the ACL - OBS credit exposures, is based on estimated losses over the remaining expected life of loans and OBS exposures. Management's determination of the appropriateness of the reserve is based on periodic evaluations of the loan portfolio, lending-related commitments, current and forecasted economic factors and other relevant factors.

In determining the ACL, the Corporation uses three inputs in to the model estimate. These inputs are PD, which estimates the likelihood that a borrower will be unable to meet its debt obligations; LGD, which estimates the share of an asset that is lost if a borrower defaults; and EAD which estimates the gross exposure under a facility upon default. The PD models were developed based on historical default data. Both internal and external variables are evaluated in the process. The main internal variables are risk rating or delinquency history and the external variables are economic variables obtained from third-party provided forecasts. Management applies risk rating transition matrices to pools of loans and lending-related commitments with similar risk characteristics to determine default probabilities, utilizes economic forecasts, applies modeled LGD results to associated EAD and incorporates modeled overlays and qualitative adjustments to estimate ACL. As such, the calculation of the ACL is inherently subjective and requires management to exercise significant judgment.

The ACL is estimated over a reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with PD rates. As economic variables revert to long-term averages through the forecast process, externally developed long-term economic forecasts are used to establish the impacts of the economic scenario, reversion, and long-term averages in the development of losses over the expected life of the assets being modeled. The ACL reserve is highly sensitive to the economic forecasts used to develop the reserve. Due to the high level of uncertainty regarding significant assumptions, such as the ultimate impact of COVID-19 and effectiveness of the related governmental responses, since the beginning of 2020, the Corporation has evaluated a range of economic scenarios, including more and less severe economic deteriorations, with varying speeds of recovery.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. Qualitative adjustments have increased compared to those at the time of the adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to the economic impact of COVID-19, including consideration for the future performance of loans that received deferrals or forbearances as a result of COVID-19 and the impact COVID-19 had on certain industries where the quantitative models was not fully capturing the appropriate level of risk.

For further discussion of the methodology used in the determination of the ACL, refer to Note 1, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

Goodwill valuation is inherently subjective, with a number of factors based on assumptions and management judgments. Among these are selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors and reporting unit performance could result in different assessments of the fair values of reporting units and could result in impairment charges.
For additional details related to the annual goodwill impairment test, see "Note 1 - Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Income Taxes – The provision for income taxes is based upon income before income taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. DTAs or deferred tax liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Corporation must also evaluate the likelihood that DTAs will be recovered through future taxable income. If any such assets are determined to be more likely than not unrecoverable, a valuation allowance must be recognized. The assessment of the carrying value of DTAs is based on certain assumptions, changes in which could have a material impact on the Corporation’s consolidated financial statements.

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
•Level 2 – Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also included are valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.
•Level 3 – Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.

The determination of fair value for assets categorized as Level 3 items involves significant subjectivity due to the use of unobservable inputs. In addition, determining when a market is no longer active and placing little or no reliance on distressed market prices requires the use of management’s judgment. The Corporation's Level 3 assets include AFS securities in the form of pooled trust preferred securities, certain single-issuer trust preferred securities issued by financial institutions and ARCs. The Corporation also categorizes net loans individually evaluated for impairment, OREO and MSRs as Level 3 assets measured at fair value on a nonrecurring basis.

The Corporation engages third-party valuation experts to assist in valuing interest rate swap derivatives and most AFS investment securities, both measured at fair value on a recurring basis, and MSRs, which are measured at fair value on a non-recurring basis. The pricing data and market quotes the Corporation obtains from outside sources are reviewed internally for reasonableness.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2020 compared to 2019 and 2018. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2020			2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Net Loans (1)	$18,270,390	$662,785	3.63%	$16,430,347	$747,119	4.55%	$15,815,263	$691,954	4.38%
Taxable investment securities (2)	2,182,410	58,173	2.66	2,278,448	62,556	2.74	2,246,681	56,044	2.49
Tax-exempt investment securities (2)	825,057	26,641	3.22	500,398	17,998	3.57	416,119	15,285	3.65
Total investment securities	3,007,467	84,814	2.82	2,778,846	80,554	2.89	2,662,800	71,329	2.68
Loans held for sale	60,015	2,077	3.46	25,795	1,351	5.24	22,970	1,159	5.05
Other interest-earning assets	1,120,727	5,504	0.49	445,008	9,249	2.08	382,569	6,193	1.62
Total interest-earning assets	22,458,599	755,181	3.36	19,679,996	838,273	4.26	18,883,602	770,635	4.08
Noninterest-earning assets:
Cash and due from banks	139,146			119,144			104,595
Premises and equipment	238,864			239,376			231,762
Other assets	1,746,956			1,385,689			1,123,857
Less: ACL - loans (3)	(249,848)			(166,165)			(160,614)
Total Assets	$24,333,717			$21,258,040			$20,183,202
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$5,278,941	$11,390	0.22%	$4,384,059	$33,348	0.76%	$4,063,929	$22,789	0.56%
Savings and money market deposits	5,550,234	14,654	0.26	5,018,381	41,823	0.83	4,684,023	27,226	0.58
Brokered deposits	310,763	2,387	0.77	245,501	5,779	2.35	121,863	2,480	2.04
Time deposits	2,546,305	41,615	1.63	2,869,326	50,825	1.77	2,675,670	35,217	1.32
Total interest-bearing deposits	13,686,243	70,045	0.51	12,517,267	131,775	1.05	11,545,485	87,712	0.76
Short-term borrowings	810,583	5,227	0.64	849,679	14,543	1.70	785,923	8,489	1.07
Long-term borrowings	1,254,300	38,398	3.06	942,600	30,599	3.25	977,573	31,857	3.26
Total interest-bearing liabilities	15,751,126	113,671	0.72	14,309,546	176,917	1.24	13,308,981	128,058	0.96
Noninterest-bearing liabilities:
Demand deposits	5,714,803			4,249,294			4,287,121
Total deposits/Cost of deposits	19,401,046		0.36	16,766,561		0.79	15,832,606		0.55
Other liabilities	476,139			393,130			331,336
Total Liabilities	21,942,068			18,951,970			17,927,438
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	21,465,929		0.53	18,558,840		0.95	17,596,102		0.73
Shareholders’ equity	2,391,649			2,306,070			2,255,764
Total Liabilities and Shareholders’ Equity	$24,333,717			$21,258,040			$20,183,202
Net interest income/net interest margin (FTE)		641,510	2.86%		661,356	3.36%		642,577	3.40%
Tax equivalent adjustment		(12,303)			(12,967)			(12,121)
Net interest income		$629,207			$648,389			$630,456
(1)Average balances include non-performing loans.
(2)         Average balances include amortized historical cost for AFS securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for Net Loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

Comparison of 2020 to 2019

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in rates:

	2020 vs. 2019 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Loans and leases	$77,662	$(161,996)	$(84,334)
Taxable investment securities	(3,323)	(1,059)	(4,382)
Tax-exempt investment securities	10,576	(1,933)	8,643
Loans held for sale	1,308	(582)	726
Other interest-earning assets	6,909	(10,654)	(3,745)
Total interest income	$93,132	$(176,224)	$(83,092)
Interest expense on:
Demand deposits	$4,863	$(26,821)	$(21,958)
Savings deposits	4,025	(31,194)	(27,169)
Brokered deposits	959	(4,351)	(3,392)
Time deposits	(5,409)	(3,801)	(9,210)
Short-term borrowings	(641)	(8,675)	(9,316)
Long-term borrowings	9,627	(1,828)	7,799
Total interest expense	$13,424	$(76,670)	$(63,246)
(1) Average balance includes non-performing loans.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

In March 2020, the FOMC decreased the Fed Funds Rate by a total of 150 bp in response to COVID-19. These changes in the Fed Funds Rate resulted in corresponding decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and LIBOR as well as for certain interest-bearing liabilities.

FTE net interest income decreased $19.8 million, or 3.0%, to $641.5 million in 2020. Net interest margin decreased 50 bp to 2.86% in 2020 from 3.36% in 2019. As summarized above, FTE interest income decreased $176.2 million as the result of a 90 bp decrease in the yield on interest-earning assets, and increased $93.1 million as the result of a $2.8 billion, or 14.1%, increase in average interest-earning assets, primarily loans. The average yield on the loan portfolio decreased 92 bp, to 3.63%, largely due to the aforementioned decreases in the Fed Funds Rate in 2020 and corresponding decreases to loan index rates. All variable and certain adjustable rate loans repriced to lower rates as a result of these interest rate decreases, and yields on new loan originations were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. Therefore, the benefit of increases or the reverse effect of decreases in index rates on adjustable rate loans may not be fully realized until future periods. In addition, 2020 interest income included $6.5 million of unamortized origination fees and direct origination costs recognized as interest income at the time of PPP loan forgiveness, which is in addition to the normal amortization of those items of approximately $22.5 million recognized in 2020.

Interest expense decreased $63.2 million, with a 52 bp decrease in the rate on average interest-bearing liabilities contributing $76.7 million to this decrease, partially offset by a $13.4 million increase in expense as a result of a $1.4 billion, or 10.1%, increase in interest-bearing liabilities, primarily demand deposits and long-term borrowings. The rates on average interest-bearing demand and savings accounts decreased 54 and 57 bp, respectively, which contributed $26.8 million and $31.2 million to the decrease in interest expense, respectively. In addition, the 106 bp decrease in the cost of short-term borrowings contributed $8.7 million to the decrease in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2020		2019
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$6,928,269	3.53%	$6,463,783	4.56%	$464,486	7.2%
Commercial and industrial (1)	5,501,317	3.10	4,473,549	4.52	1,027,768	23.0
Real estate – residential mortgage	2,876,538	3.80	2,441,684	4.05	434,854	17.8
Real estate – home equity	1,255,094	4.11	1,382,908	5.23	(127,814)	(9.2)
Real estate – construction	965,534	3.64	928,183	4.79	37,351	4.0
Consumer	466,419	4.16	448,205	4.42	18,214	4.1
Equipment lease financing	281,859	3.93	279,489	4.40	2,370	0.8
Other (2)	(4,640)	—	12,546	—	(17,186)	(137.0)
Total loans	$18,270,390	3.63%	$16,430,347	4.55%	$1,840,043	11.2%
(1) Includes average PPP loans of $1.3 billion for the year ended December 31, 2020.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $1.8 billion, or 11.2%, which contributed $77.7 million to the increase in FTE interest income. The increase was driven largely by growth in the commercial and industrial portfolio as a result of loans originated under the PPP. Excluding loans originated under the PPP, commercial and industrial loan balances declined $2.4 million. Commercial and residential mortgage loan portfolios, as well as the construction, consumer and equipment lease financing portfolios, experienced growth, partially offset by decreases in the home equity loan portfolio.

Average investment securities increased $228.6 million, or 8.2%, in comparison to 2019, which contributed a $7.3 million increase in FTE interest income. This was partially offset by a 7 bp decrease in average yields, resulting in a $3.0 million decrease in FTE interest income. Other interest-earning assets increased $675.7 million, primarily the result of an increase in cash pledged with counterparties for interest rate swap contracts, contributing $6.9 million to FTE interest income. The yield on other interest-earning assets decreased 159 bp in comparison to 2019, as a result of the Fed Funds Rate decreases during 2020, resulting in a $10.7 million decrease in FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2020		2019
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,714,803	—%	$4,249,294	—%	$1,465,509	34.5%
Interest-bearing demand	5,278,941	0.22	4,384,059	0.76	894,882	20.4
Savings	5,550,234	0.26	5,018,381	0.83	531,853	10.6
Total demand and savings	16,543,978	0.16	13,651,734	0.44	2,892,244	21.2
Brokered deposits	310,763	0.77	245,483	2.35	65,280	26.6
Time deposits	2,546,305	1.63	2,869,344	1.77	(323,039)	(11.3)
Total deposits	$19,401,046	0.36%	$16,766,561	0.79%	$2,634,485	15.7%

The average cost of interest-bearing deposits decreased 54 bp to 0.51% from 1.05% in 2019 and contributed $66.2 million to the decrease in interest expense compared to 2019. These rates do not include the impact of non-interest bearing deposits, which lower the cost of total deposits to 0.36% and 0.79% in 2020 and 2019, respectively. The decrease in the cost is mainly as a result of reductions in deposit rates in response to the FOMC reductions to the Fed Funds Rate as well as deposit rate decreases implemented after the Fed Funds Rate cuts during the second half of 2019. The majority of deposit rates are discretionary, with the exception of indexed municipal balances. The average balance of interest-bearing deposits increased $1.2 billion, or 9.3%, partially offsetting the decrease in interest expense by $4.4 million in comparison to 2019.

Average borrowings and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2020		2019
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$553,033	0.28%	$355,983	0.77%	$197,050	55.4%
Federal funds purchased	64,918	0.82	132,578	2.20	(67,660)	(51.0)
FHLB advances and other borrowings (2)	192,632	1.61	361,118	2.43	(168,486)	(46.7)
Total short-term borrowings	810,583	0.64	849,679	1.70	(39,096)	(4.6)
Long-term borrowings:
FHLB advances	557,596	1.86	555,229	2.38	2,367	0.4
Other long-term borrowings	696,704	4.02	387,371	4.48	309,333	79.9
Total long-term borrowings	1,254,300	3.06	942,600	3.25	311,700	33.1
Total borrowings	$2,064,883	2.11%	$1,792,279	2.51%	$272,604	15.2%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Represents FHLB advances with an original maturity term of less than one year.

Total average borrowings increased $272.6 million, or 15.2%, while the total average cost of these funds decreased 40 bp, to 2.11% compared to 2019. Total average short-term borrowings decreased $39.1 million, or 4.6%, due to a decrease in short-term FHLB advances and other borrowings and federal funds purchased, partially offset by increases in average customer funding. The cost of average short-term borrowings decreased 106 bp to 0.64% in 2020, largely due to the net impact of changes in the Fed Funds Rate.

Average long-term borrowings increased $311.7 million, or 33.1%, and the average rate decreased 19 bp compared to 2019, as a result of the issuance of $375.0 million of subordinated notes in March of 2020.

Comparison of 2019 to 2018

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in rates:

	2019 vs. 2018 Increase (decrease) due to change in
	Volume	Rate	Net
	(in thousands)
Interest income on:
Net Loans (1)	$27,465	$27,702	$55,167
Taxable investment securities	792	5,720	6,512
Tax-exempt investment securities	2,744	(31)	2,713
Loans held for sale	148	44	192
Other interest-earning assets	1,117	1,939	3,056
Total interest income	$32,266	$35,374	$67,640
Interest expense on:
Demand deposits	$1,912	$8,647	$10,559
Savings deposits	2,055	12,542	14,597
Brokered deposits	2,870	429	3,299
Time deposits	2,740	12,868	15,608
Short-term borrowings	735	5,319	6,054
Long-term borrowings	(1,126)	(132)	(1,258)
Total interest expense	$9,186	$39,673	$48,859
(1) Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

The FOMC increased the Fed Funds Rate by 25 bp in each of March, June, September and December of 2018. During 2019, the FOMC decreased the Fed Funds Rate by 25 bp in each of August, September and October. These changes in the Fed Funds Rate resulted in corresponding increases or decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and the LIBOR, as well as for certain interest-bearing liabilities.

FTE net interest income increased $18.8 million, or 2.9%, to $661.4 million in 2019. Net interest margin decreased 4 bp to 3.36% in 2019 from 3.40% in 2018. As summarized above, FTE interest income increased $35.4 million as the result of an 18 basis point increase in the yield on interest-earning assets, and increased $32.3 million as the result of a $796.4 million, or 4.2%, increase in average interest-earning assets, primarily loans. The average yield on the loan portfolio increased 17 bp, to 4.55%, largely due to the aforementioned increases in the Fed Funds Rate in 2018 and corresponding increases to loan index rates. All variable and certain adjustable rate loans repriced to higher rates as a result of these interest rate increases, and yields on new loan originations exceeded the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. Therefore, the benefit of increases or the reverse effect of decreases in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense increased $48.9 million, with a 28 basis point increase in the rate on average interest-bearing liabilities contributing $39.7 million to this increase. The rates on average interest-bearing time, savings accounts and demand deposits increased 45, 25 and 20 bp, respectively. These rate increases contributed $12.9 million, $12.5 million and $8.6 million, respectively, to the increase in interest expense. In addition, the 63 basis point increase in the rates on short-term borrowings contributed $5.3 million to the increase in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2019		2018
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$6,463,783	4.56%	$6,314,349	4.38%	$149,434	2.4%
Commercial and industrial	4,473,549	4.52	4,314,584	4.32	158,965	3.7
Real estate - residential mortgage	2,441,684	4.05	2,085,258	3.93	356,426	17.1
Real estate - home equity	1,382,908	5.23	1,493,620	4.91	(110,712)	(7.4)
Real estate - construction	928,183	4.79	965,835	4.45	(37,652)	(3.9)
Consumer	448,205	4.42	361,186	4.54	87,019	24.1
Equipment lease financing	279,489	4.40	270,967	4.60	8,522	3.1
Other (1)	12,546	—	9,464	—	3,082	32.6
Total loans	$16,430,347	4.55%	$15,815,263	4.38%	$615,084	3.9%
(1) Consists of overdrafts and net origination fees and costs.

Average loans increased $615.1 million, or 3.9%, which contributed $27.5 million to the increase in FTE interest income. In addition, the average yield on the loan portfolio increased 17 bp, contributing $27.7 million to the increase in FTE interest income. As mentioned above, the increase in average yields on loans was driven by the repricing of existing variable and adjustable rate loans as a result of increases in the prime rate and LIBOR during 2018 that were only partially offset by decreases in those same rates that occurred in the second half of 2019.

Average investment securities increased $116.0 million, or 4.4%, in comparison to 2018, which contributed $9.2 million to the increase in FTE interest income. The average yield on investment securities increased 21 bp, contributing $5.7 million to the increase in FTE interest income. Other interest-earning assets increased $62.4 million, or 16.3%, primarily the result of an increase in cash pledged with counterparties for interest rate swap contracts. The yield on other interest-earning assets increased 46 bp in comparison to 2018, as a result of the Fed Funds Rate increases during 2018 that were only partially offset by the decreases during 2019, resulting in a $1.9 million increase in FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2019		2018
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$4,249,294	—%	$4,287,121	—%	$(37,827)	(0.9)%
Interest-bearing demand	4,384,059	0.76	4,063,929	0.56	320,130	7.9
Savings	5,018,381	0.83	4,684,023	0.58	334,358	7.1
Total demand and savings	13,651,734	0.44	13,035,073	0.38	616,661	4.7
Brokered deposits	245,483	2.35	121,863	2.04	123,620	101.4
Time deposits	2,869,344	1.77	2,675,670	1.32	193,674	7.2
Total deposits	$16,766,561	0.79%	$15,832,606	0.55%	$933,955	5.9%

Average interest-bearing deposits contributed $44.1 million to the increase in interest expense, increasing $971.8 million, or 8.4%, in comparison to 2018. The average cost of interest-bearing deposits increased 29 bp to 1.05% in 2019 from 0.76% in 2018, due to increases in the rates on all types of interest-bearing deposits as a result of the Fed Funds Rate increases and related market competition that occurred in 2018, and was only partially impacted by decreases to the Fed Funds Rate that occurred in 2019.

Average brokered deposits increased $123.6 million, to $245.5 million, as a result of continued growth of brokered deposit programs introduced in 2018.

Average borrowings and interest rates, by type, are summarized in the following table:

	2019		2018		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$355,983	0.77%	$446,668	0.48%	$(90,685)	(20.3)%
Federal funds purchased	132,578	2.20	229,715	1.70	(97,137)	(42.3)
FHLB advances and other borrowings (2)	361,118	2.43	109,540	2.20	251,578	N/M
Total short-term borrowings	849,679	1.70	785,923	1.07	63,756	8.1
Long-term borrowings:
FHLB advances	555,229	2.38	590,948	2.46	(35,719)	(6.0)
Other long-term borrowings	387,371	4.48	386,625	4.47	746	0.19
Total long-term borrowings	942,600	3.25	977,573	3.26	(34,973)	(3.6)
Total borrowings	$1,792,279	2.51%	$1,763,496	2.29%	$28,783	1.6%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Represents FHLB advances with an original maturity term of less than one year.

Total average borrowings increased $28.8 million, or 1.6%, while the total average cost of these funds increased 22 bp, to 2.51%. Total average short-term borrowings increased $63.8 million, or 8.1%, due to an increase in short-term FHLB advances and other borrowings, partially offset by decreases in average short-term customer funding and federal funds purchased. The cost of average short-term borrowings increased 63 bp to 1.70% in 2019, largely due to the annual average impact of Fed Funds Rate increases.

Average long-term FHLB advances decreased $35.7 million, or 6.0%, and the average rate decreased 8 bp as higher rate advances were paid off or matured and replaced with advances at lower average rates.

Provision for Credit Losses

The provision for credit losses increased $44.1 million, to $76.9 million, for the year ended December 31, 2020. The increase was the result of several factors, most notably, the overall uncertainty in economic forecasts due to COVID-19. See additional details under "Allowance for Credit Losses and Asset Quality" in the "Financial Condition" section below.

Non-Interest Income and Expense
Comparison of 2020 to 2019
Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$23,139	$24,077	$(938)	(3.9)%
Cash management	18,725	18,392	333	1.8
Capital markets	18,288	14,875	3,413	22.9
Other commercial banking	10,134	13,773	(3,639)	(26.4)
Total commercial banking	70,286	71,117	(831)	(1.2)
Consumer banking:
Card	19,777	20,515	(738)	(3.6)
Overdraft	12,556	17,949	(5,393)	(30.0)
Other consumer banking	9,266	11,039	(1,773)	(16.1)
Total consumer banking	41,598	49,503	(7,905)	(16.0)
Wealth management fees	59,058	55,678	3,380	6.1
Mortgage banking:
Gains on sales of mortgage loans	53,599	17,881	35,718	N/M
Mortgage servicing income	(11,290)	5,218	(16,508)	N/M
Total mortgage banking	42,309	23,099	19,210	83.2
Other	13,084	12,030	1,054	8.8
Non-interest income before investment securities gains, net	226,335	211,427	14,908	7.1
Investment securities gains, net	3,053	4,733	(1,680)	(35.5)
Total Non-Interest Income	$229,388	$216,160	$13,227	6.1%

Excluding net investment securities gains, non-interest income increased $14.9 million, or 7.1%, in 2020, as compared to 2019.

Total commercial banking income decreased $831,000, compared to 2019, driven mainly by a decrease in other commercial banking income (SBA lending income and other service charges as a result of COVID-19). This decrease was somewhat offset by an increase in capital markets revenue.

Total consumer banking decreased $7.9 million, or 16.0%, compared to 2019, driven primarily by lower overdraft fees. Other consumer banking income decreased largely due to lower ATM fees.

Wealth management revenues increased $3.4 million, or 6.1%, resulting primarily from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Mortgage banking income increased $19.2 million, or 83.2%, mainly due to gains on sales of mortgage loans, partially offset by a decrease in mortgage servicing income. Gains increased as a result of both higher volumes of loans sold and higher spreads on sales. The decrease in mortgage servicing income was driven by $10.5 million of MSR impairment charges and higher MSR amortization due to higher prepayments as a result of the lower rate environment. There were no MSR impairment charges in 2019.
Investment securities gains decreased $1.7 million, or 35.5%, mainly attributed to the difference in scope of the limited balance sheet restructures in 2020 and 2019. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Salaries and employee benefits	$324,395	$311,934	$12,461	4.0%
Net occupancy	53,013	52,826	187	0.4
Data processing and software	48,073	44,679	3,394	7.6
Other outside services	31,432	39,989	(8,557)	(21.4)
Equipment	13,885	13,575	310	2.3
Professional fees	12,835	13,134	(299)	(2.3)
Marketing	5,127	9,848	(4,721)	(47.9)
State taxes	12,613	8,894	3,719	41.8
FDIC insurance	8,865	7,780	1,085	13.9
Amortization of TCI	6,126	6,021	105	1.7
Prepayment penalty on FHLB advances	2,878	4,326	(1,448)	(33.5)
Intangible amortization	529	1,427	(898)	(63.0)
Other	59,670	53,303	6,367	11.9
Total Non-Interest Expense	$579,440	$567,736	$11,704	2.1%

In the third quarter of 2020, the Corporation announced cost-savings initiatives which will result in approximately $25 million in annual expense savings, not to be fully realized until mid-2021. In 2020, $16.2 million of expenses were recognized related to the cost-savings initiatives in the following categories: $5.6 million of severance expense (included in salaries and employee benefits) and $4.8 million of write-offs of fixed assets and $5.8 million of lease termination charges (both included in other expense).

In 2019, the Corporation recognized $10.9 million of expenses related to the Charter Consolidation, primarily in the following categories: $1.9 million of severance expense (included in salaries and employee benefits), $6.6 million of other outside services, $1.0 million of an intangible write-off (included in intangible amortization) and $600,000 in marketing expense.

The more significant fluctuations in expense levels, excluding the cost-savings initiatives in 2020 and the charter consolidation costs in 2019, by category are explained below:

•Salaries and employee benefits increased $9.0 million mainly due to increases in employee salaries (annual merit increases), overtime and incentive compensation (primarily COVID-19 related for front-line employees).

•Other outside services decreased $2.0 million, or 5.9%, primarily due to more in-house development and less reliance on third-party service providers.

•Data processing and software increased $3.4 million reflecting higher transaction volumes and costs related to growth and technology initiatives.

•Marketing decreased $4.1 million, or 44.3%, as a result of reduced marketing campaigns.

•State taxes increased $3.7 million, or 41.8%, as a result higher Pennsylvania Bank Shares tax due to the Bank's increased equity as well as higher sales taxes.

•Other expenses decreased $4.3 million compared to 2019, primarily driven by a decrease in travel and entertainment, influenced by the restrictions due to COVID-19.

Comparison of 2019 to 2018

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$24,077	$23,427	$650	2.8%
Cash management	18,392	17,581	811	4.6
Commercial loan interest rate swap	14,875	9,831	5,044	51.3
Other	13,773	13,090	683	5.2
Total commercial banking	71,117	63,929	7,188	11.2
Consumer banking:
Card	20,515	19,497	1,018	5.2
Overdraft	17,949	17,606	343	1.9
Other consumer banking	11,039	11,319	(280)	(2.5)
Total consumer banking	49,503	48,422	1,081	2.2
Wealth management	55,678	52,148	3,530	6.8
Mortgage banking income:
Gain on sales of mortgage loans	17,881	13,021	4,860	37.3
Mortgage servicing income	5,218	6,005	(787)	(13.1)
Total mortgage banking	23,099	19,026	4,073	21.4
Other	12,030	11,963	67	0.6
Non-interest income before investment securities gains, net	211,427	195,488	15,939	8.2
Investment securities gains, net	4,733	37	4,696	N/M
Total Non-Interest Income	$216,160	$195,525	$20,635	10.6%

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

Total commercial banking income increased $7.2 million, or 11.2%, compared to 2018, driven mainly by an increase in capital markets revenue along with increases in merchant and card income and cash management fees.

Total consumer banking increased $1.1 million, or 2.2%, compared to 2018, driven primarily by card income.

Mortgage banking income increased $4.1 million, or 21.4%, mainly due to gains on sales of mortgage loans. The increase in gains resulted from both higher volumes of loans sold and higher spreads on sales.

Investment securities gains increased $4.7 million compared to 2018, mainly attributed to the sale of approximately $400 million of investment securities and a corresponding prepayment of FHLB advances. This balance sheet restructuring occurred in the third quarter of 2019. See Note 3, "Investment Securities," in the Notes to Consolidated Financial Statements for additional details.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2019	2018	$	%
	(dollars in thousands)
Salaries and employee benefits	$311,934	$303,202	$8,732	2.9%
Net occupancy	52,826	51,678	1,148	2.2
Data processing and software	44,679	41,286	3,393	8.2
Other outside services	39,989	33,758	6,231	18.5
Equipment	13,575	13,243	332	2.5
Professional fees	13,134	14,161	(1,027)	(7.3)
Marketing	9,848	8,854	994	11.2
State Taxes	8,894	9,590	(696)	(7.3)
FDIC insurance	7,780	10,993	(3,213)	(29.2)
Amortization of TCI	6,021	11,449	(5,428)	(47.4)
Prepayment penalty on FHLB advances	4,326	—	4,326	N/M
Intangible amortization	1,427	—	1,427	N/M
Other	53,303	47,890	5,413	11.3
Total Non-Interest Expense	$567,736	$546,104	$21,632	4.0%

In 2019, $10.9 million of expenses were incurred related to Charter Consolidation, as compared to $3.6 million in 2018, a $7.3 million increase. The 2019 expenses were primarily in salaries and benefits ($1.9 million of severance expense), other outside services ($6.6 million), intangible amortization ($1.0 million write-off) and marketing ($650,000).

The more significant fluctuations in expense levels, excluding charter consolidation costs, by category are explained below:

•Salaries and employee benefits increased $6.8 million mainly due to an increase in employee salaries (annual merit increases). Healthcare and 401(k) plan matching expense also increased, but were partially offset by lower defined benefit pension expense driven by changes in the discount rate compared to 2018.

•Net occupancy expense increased $1.1 million, or 2.2%, due mainly to the addition of new properties.

•Data processing and software increased $3.4 million, or 8.2%, reflecting higher transaction volumes and costs related to growth and technology initiatives.

•Marketing increased $1.0 million, or 11.2%, due to additional promotions, primarily related to deposits.

•FDIC insurance expense decreased $3.2 million, or 29.2%, due to the recognition of assessment credits in 2019.

•Amortization of tax credit investments decreased $5.4 million as 2018 included amortization for one significant investment which generated a corresponding credit to income taxes.

•2019 includes approximately $4.3 million of penalties related to the prepayment of certain FHLB advances in conjunction with the previously mentioned balance sheet restructuring.

•Other expenses increased $5.4 million due to losses on sale of fixed assets, telecommunications expense and operating risk losses.

Income Taxes

Income tax expense for 2020 was $24.2 million, a $13.5 million, or 35.7%, decrease from $37.6 million in 2019. The ETR was 12.0% in 2020, as compared to 14.3% in 2019. The decrease in income tax expense and the ETR primarily resulted from lower income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs that generate tax credits under various federal programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	December 31		Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$1,847,832	$517,791	$1,330,041	N/M
FRB and FHLB Stock	92,129	97,422	(5,293)	(5.4)%
Loans held for sale	83,886	37,828	46,058	121.8
Investment securities	3,340,424	2,867,378	473,046	16.5
Loans, net	18,623,253	16,673,904	1,949,349	11.7
Premises and equipment	231,480	240,046	(8,566)	(3.6)
Goodwill and intangibles	536,659	535,303	1,356	0.3
Other assets	1,151,070	916,368	234,702	25.6
Total Assets	$25,906,733	$21,886,040	$4,020,693	18.4%
Liabilities and Shareholders’ Equity
Deposits	$20,839,207	$17,393,913	$3,445,294	19.8%
Short-term borrowings	630,066	883,241	(253,175)	(28.7)
Long-term borrowings	1,296,263	881,769	414,494	47.0
Other liabilities	524,369	384,941	139,428	36.2
Total Liabilities	23,289,905	19,543,864	3,746,041	19.2
Total Shareholders’ Equity	2,616,828	2,342,176	274,652	11.7
Total Liabilities and Shareholders’ Equity	$25,906,733	$21,886,040	$4,020,693	18.4%

Cash and Cash Equivalents

The $1.3 billion increase in cash and cash equivalents mainly resulted from additional cash maintained at the FRB due to deposit growth as well as additional collateral required to be posted with counterparties for derivative contracts.

Loans Held for Sale

Loans held for sale increased $46.1 million, or 121.8%, primarily as the result of an increase in the volume of residential mortgage originations due to higher refinancing activity.

Investment Securities

The following table presents the carrying amount of investment securities as of December 31:

	2020	2019
	(in thousands)
Available for Sale
State and municipal securities	$952,613	$652,927
Corporate debt securities	367,145	377,357
Collateralized mortgage obligations	503,766	693,718
Residential Mortgage-backed securities	377,998	177,312
Commercial mortgage backed securities	762,415	494,297
Auction rate securities	98,206	101,926
	3,062,143	2,497,537
Held to Maturity
Residential mortgage-backed securities	278,281	369,841
Total investment securities	$3,340,424	$2,867,378

Total AFS securities increased $564.6 million, or 22.6%, to $3.1 billion at December 31, 2020 primarily due to the investment of a portion of the proceeds from the issuance of $375.0 million of subordinated notes and investment of excess funding, partially offset by the sale of investment securities, with an estimated fair value of $82.0 million, completed during the second quarter of 2020 as part of a limited balance sheet restructuring that included the redemption of FHLB advances. See Note 9, "Short-term and Long-Term Borrowings," in the Notes to Consolidated Financial Statements for additional detail on the subordinated notes issuance. Total HTM securities decreased $91.6 million, or 24.8%, primarily as a result of principal repayments and premium amortization. There were no purchases of or transfers into HTM securities during 2020.

Loans

The following table presents ending loans outstanding, by type, as of the dates shown, and the changes in balances for the most recent year:

	December 31
	2020	2019	2018	2017	2016
	(dollars in thousands)
Real estate – commercial mortgage	$7,105,092	$6,700,776	$6,434,285	$6,364,804	$6,018,582
Commercial and industrial (1)	5,670,828	4,446,701	4,404,548	4,300,297	4,087,486
Real estate – residential mortgage	3,141,915	2,641,465	2,251,044	1,954,711	1,601,994
Real estate – home equity	1,202,913	1,314,944	1,452,137	1,559,719	1,625,115
Real estate – construction	1,047,218	971,079	916,599	1,006,935	843,649
Consumer	466,772	463,164	419,186	313,783	291,470
Equipment lease financing and other	284,377	322,625	311,866	291,556	246,704
Overdrafts	4,806	3,582	2,774	4,113	3,662
Gross loans	18,923,921	16,864,336	16,192,439	15,795,918	14,718,662
Unearned income	(23,101)	(26,810)	(26,639)	(27,671)	(19,390)
Net Loans	$18,900,820	$16,837,526	$16,165,800	$15,768,247	$14,699,272
(1) Includes PPP loans totaling $1.6 billion as of December 31, 2020.

Net Loans increased $2.1 billion, or 12.3%, as of December 31, 2020 compared to December 31, 2019, primarily due to growth in commercial and industrial loans and commercial and residential mortgage loans, partially offset by decreases in home equity loans and equipment lease financing. The increase in commercial and industrial loans was impacted by approximately $1.6 billion of PPP loans.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of December 31, 2020, approximately $8.2 billion, or 43.1%, of the loan portfolio was comprised of commercial mortgage and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $55.0 million as of December 31, 2020. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios (including PPP loans) as of December 31:

	2020	2019
Real estate (1)	41.4%	41.4%
Health care	8.7	8.1
Agriculture	6.4	7.1
Construction (2)	6.4	6.2
Manufacturing	6.3	6.0
Other services (3)	5.1	4.7
Hospitality and food services	4.2	4.1
Retail	3.8	4.2
Professional, scientific and technical services	3.6	2.9
Educational services	3.3	4.1
Wholesale trade	3.3	3.6
Arts, entertainment and recreation	2.4	2.2
Public administration	1.7	2.0
Transportation and warehousing	1.7	1.2
Other (4)	1.7	2.2
Total	100.0%	100.0%
(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Includes commercial loans to borrowers engaged in the construction industry.
(3)    Excludes public administration.
(4)    Includes energy sector.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Balance of non-accrual loans at December 31, 2018	$50,149	$30,389	$7,390	$14,668	$6,707	$—	$19,269	$128,572
Additions	65,893	35,369	100	8,384	4,851	3,403	1,334	119,334
Payments	(24,810)	(28,770)	(3,588)	(2,341)	(2,276)	—	(3,157)	(64,942)
Charge-offs	(42,410)	(1,837)	(143)	(1,545)	(1,291)	(3,403)	(918)	(51,547)
Transfers to OREO	(144)	(680)	(124)	(2,433)	(582)	—	—	(3,963)
Transfers to accrual status	(572)	(1,305)	(17)	(57)	(405)	—	—	(2,356)
Balance of non-accrual loans at December 31, 2019	48,106	33,166	3,618	16,676	7,004	—	16,528	125,098
Additions	37,208	37,538	153	12,994	5,621	3,742	3,177	100,433
Payments	(34,405)	(14,077)	(2,358)	(1,848)	(1,617)	(10)	(1,205)	(55,520)
Charge-offs	(18,915)	(4,225)	(17)	(620)	(1,193)	(3,400)	(2,187)	(30,557)
Transfers to OREO	—	(31)	—	(237)	(227)	—	—	(495)
Transfers to accrual status	(1)	(901)	(1)	(858)	—	—	—	(1,761)
Balance of non-accrual loans at December 31, 2020	$31,993	$51,470	$1,395	$26,107	$9,588	$332	$16,313	$137,198

Non-accrual loans increased $12.1 million, or 9.7%, in 2020. Non-accrual loans as a percentage of Net Loans decreased to 0.72% at December 31, 2020, as compared to 0.74% at December 31, 2019.

The following table presents non-performing assets as of the dates shown:

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Non-accrual loans (1) (2) (3)	$137,198	$125,098	$128,572	$124,749	$120,133
Loans 90 days or more past due and still accruing (2)	9,929	16,057	11,106	10,010	11,505
Total non-performing loans and leases	147,127	141,155	139,678	134,759	131,638
OREO (4)	4,178	6,831	10,518	9,823	12,815
Total non-performing assets	$151,305	$147,986	$150,196	$144,582	$144,453
(1)In 2020, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was $5.8 million. The amount of interest income on non-accrual loans that was recognized in 2020 was approximately $290,000.
(2)Accrual of interest is generally discontinued when a loan becomes 90 days past due. In certain cases a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered to be adequately secured and in the process of collection. Certain loans, primarily adequately collateralized residential mortgage loans, may continue to accrue interest after reaching 90 days past due.
(3)Excluded from non-performing assets as of December 31, 2020, were $68.4 million of loans modified under TDRs. These loans continue to accrue interest and are, therefore, not included in non-accrual loans.
(4) Excludes $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of December 31, 2020.

The following table presents non-performing loans, by type, as of the dates shown:

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Commercial and industrial	$32,609	$49,491	$51,269	$54,309	$43,460
Real estate – commercial mortgage	52,647	37,279	32,153	35,447	39,319
Real estate – residential mortgage	30,794	22,411	19,101	20,971	23,655
Real estate – home equity	1,550	10,568	9,769	11,507	13,154
Real estate – construction	12,341	4,306	7,390	12,197	9,842
Consumer	749	458	409	296	1,891
Equipment lease financing	16,437	16,642	19,587	32	317
Total non-performing loans	$147,127	$141,155	$139,678	$134,759	$131,638
Non-performing loans to total loans	0.78%	0.84%	0.86%	0.85%	0.90%

The following table presents TDRs as of the dates shown:

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Real estate – residential mortgage	$18,602	$21,551	$24,102	$26,016	$27,617
Real estate – commercial mortgage	28,451	13,330	15,685	13,959	15,957
Real estate – home equity	14,391	15,068	16,665	15,558	8,594
Commercial and industrial	6,982	5,193	5,143	10,820	6,627
Consumer	—	8	10	26	39
Real estate – construction	—	—	—	—	726
Total accruing TDRs	68,426	55,150	61,605	66,379	59,560
Non-accrual TDRs (1)	35,755	20,825	28,659	29,051	27,850
Total TDRs	$104,181	$75,975	$90,264	$95,430	$87,410
(1) Included within non-accrual loans in the preceding table.

The increase in TDRs in 2020 compared to 2019 is primarily the result of one large borrower in the commercial mortgage portfolio.

Total TDRs modified during 2020 and still outstanding as of December 31, 2020, were $45.3 million. Of these loans, $15.5 million, or 34.3%, had a payment default during 2020, which the Corporation defines as a single missed scheduled payment, subsequent to modification. TDRs modified during 2019 and still outstanding as of December 31, 2019, totaled $10.6 million. Of these loans, $2.0 million, or 18.5%, had a payment default during 2019, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table summarizes OREO, by property type, as of December 31:

	2020	2019
	(in thousands)
Commercial properties	$1,730	$2,058
Residential properties	1,496	3,078
Undeveloped land	952	1,695
Total OREO	$4,178	$6,831

As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate ACL. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within "Note 1 - Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and equipment lease financing is based on aggregate payment history, through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $13.7 billion and $12.0 billion as of December 31, 2020 and 2019, respectively. The following table presents criticized and classified loans, or those with internal risk ratings of Special Mention (1) or Substandard or Lower (2) for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	2020	2019	$	%	2020	2019	$	%	2020	2019
	(dollars in thousands)
Real estate - commercial mortgage	$478,165	$137,163	$341,002	N/M	$181,970	$134,206	$47,764	35.6%	$660,135	$271,369
Commercial and industrial	154,039	181,107	(27,068)	(14.9)	128,175	199,760	(71,585)	(35.8)	282,214	380,867
Real estate - construction (3)	13,259	4,219	9,040	N/M	5,469	6,137	(668)	(10.9)	18,728	10,356
Total	$645,463	$322,489	$322,974	100.2%	$315,614	$340,103	$(24,489)	(7.2)%	$961,077	$662,592
% of total risk rated loans	4.7%	2.7%			2.3%	2.8%			7.0%	5.5%
(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

As of December 31, 2020, total loans with risk ratings of special mention increased by $323.0 million, or 100.2%, and total loans with a risk rating of substandard or lower decreased by $24.5 million, or 7.2%, resulting in an overall increase in total criticized loans of $298.5 million, 45.0% higher than 2019. The largest driver of the migration into these risk rating categories was within the hospitality industry, which is included in the real estate - commercial mortgage category.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of total loans, for loans that do not have internal risk ratings as of December 31:

	Delinquent (1)				Non-performing (2)				Total
	2020		2019		2020		2019		2020		2019
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$7,276	0.55%	$12,341	0.94%	$12,340	0.94%	$10,568	0.80%	$19,616	1.49%	$22,909	1.74%
Real estate - residential mortgage	29,956	0.95	34,291	1.30	30,665	0.98	22,411	0.85	60,621	1.93	56,702	2.15
Real estate - construction - other	1,938	0.20	895	0.95	178	0.02	809	0.86	2,116	0.22	1,704	1.81
Consumer	3,537	0.76	5,150	0.72	750	0.16	458	0.30	4,287	0.93	5,608	1.21
Equipment lease financing	988	0.33	4,012	1.34	16,437	5.49	16,642	5.56	17,425	5.82	20,654	6.90
Total	$43,695	0.92%	$56,689	1.19%	$60,370	1.25%	$50,888	1.06%	$104,065	2.17%	$107,577	2.24%

(1) Includes all accruing loans 30 days to 89 days past due.
(2) Includes all accruing loans 90 days or more past due and all non-accrual loans and leases.

Allowance for Credit Losses and Asset Quality

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

A summary of the Corporation’s activity in the ACL, including loans and OBS credit exposures:

	2020	2019	2018	2017	2016
	(dollars in thousands)
Net Loans	$18,900,820	$16,837,526	$16,165,800	$15,768,247	$14,699,272
Average balance of Net Loans	$18,270,390	$16,430,347	$15,815,263	$15,236,612	$14,128,064
Balance of ACL at beginning of period	$166,209	$169,410	$176,084	$171,325	$171,412
Impact of adopting CECL on January 1, 2020	58,348	—	—	—	—
Loans charged off:
Commercial and industrial	18,915	42,410	52,441	19,067	15,276
Real estate – commercial mortgage	4,225	1,837	2,045	2,169	3,580
Real estate – home equity	1,193	1,291	6,127	4,567	7,712
Consumer	3,400	3,403	—	—	—
Equipment lease financing and other	2,187	2,560	2,521	3,035	3,815
Real estate – residential mortgage	620	1,545	1,574	687	2,326
Real estate – construction	17	143	1,368	3,765	1,218
Total loans charged off	30,557	53,189	66,076	33,290	33,927
Recoveries of loans previously charged off:
Commercial and industrial	11,396	8,721	4,994	7,771	8,981
Real estate – construction	5,122	2,591	1,829	1,582	3,924
Real estate – home equity	504	688	2,393	1,969	2,466
Consumer	1,875	1,306	—	—	—
Real estate – commercial mortgage	1,027	2,202	1,622	1,668	3,373
Equipment lease financing and other	605	666	1,037	968	842
Real estate – residential mortgage	491	989	620	786	1,072
Total recoveries	21,020	17,163	12,495	14,744	20,658
Net loans charged off	9,537	36,026	53,581	18,546	13,269
Provision for credit losses	76,920	32,825	46,907	23,305	13,182
Balance of ACL at end of period	$291,940	$166,209	$169,410	$176,084	$171,325
Components of the ACL:
ACL - Loans	$277,567	$163,622	$160,537	$169,910	$168,679
ACL - OBS credit exposures (1)	14,373	2,587	8,873	6,174	2,646
Balance of ACL at end of period	$291,940	$166,209	$169,410	$176,084	$171,325
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.05%	0.22%	0.34%	0.12%	0.09%
ACL - loans	1.47	0.97	0.99	1.08	1.15
ACL to total Net Loans	1.54	0.99	1.05	1.12	1.17
Non-performing assets (2) to total assets	0.58	0.68	0.73	0.72	0.76
Non-performing assets (2) to total loans and OREO	0.83	0.88	0.93	0.92	0.98
Non-accrual loans to total Net Loans	0.72	0.74	0.80	0.79	0.82
ACL - loans(3) to non-performing loans	188.66	117.75	121.29	130.67	130.15
Non-performing assets (2) to tangible common shareholders' equity and ACL - loans (3)	6.99	7.50	7.97	7.71	8.20
(1) Reserve for OBS credit exposures is recorded within other liabilities on the consolidated balance sheets. Prior to 2020, it was referred to as "reserve for unfunded lending commitments". See "Note 4 - Allowance for Credit Losses and Asset Quality" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for further details.
(2) Includes accruing loans past due 90 days or more.
(3) Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in Item 6. "Selected Financial Data."

The provision for credit losses increased $44.1 million in comparison to 2019. Prior periods did not incorporate "life of loan" losses under CECL and applied an incurred loss model, which would not have considered economic forecasts or forward-looking considerations over the remaining expected lives of loans. The amounts recorded in 2020 were primarily driven by economic assumptions, which considered the impact of COVID-19. See "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for further details.

The following table summarizes the allocation of the ACL - loans:

	2020		2019		2018		2017		2016
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$103,425	37.6%	$45,610	39.6%	$52,889	39.7%	$58,793	40.3%	$46,842	40.9%
Commercial and industrial	74,771	30.0	68,602	26.4	58,868	27.2	66,280	27.2	54,353	27.8
Real estate - residential mortgage	51,995	16.6	19,771	15.7	18,921	13.9	16,088	12.4	22,929	10.9
Consumer, home equity, equipment lease financing	31,770	10.3	25,196	12.5	24,798	13.5	22,129	13.7	33,567	14.7
Real estate - construction	15,608	5.5	4,443	5.8	5,061	5.7	6,620	6.4	6,455	5.7
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	4,533	N/A
Total	$277,567	100.0%	$163,622	100.0%	$160,537	100.0%	$169,910	100.0%	$168,679	100.0%
N/A – Not applicable
(1) Ending loan balances as a % of total loans for the years presented.

Management believes that the $277.6 million ACL - loans as of December 31, 2020, was sufficient to cover expected losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 4 - Allowance for Credit Losses and Asset Quality," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data;" and "Critical Accounting Policies" above.

Other Assets

Other assets increased $234.7 million, or 25.6%, to $1.2 billion as of December 31, 2020, primarily due to higher fair values of derivative contracts for interest rate swaps, earnings on bank-owned life insurance, and an increase in the net DTA mainly as the result of the adoption of CECL.

Deposits and Borrowings

The following table presents ending deposits, by type, as of December 31:

			Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,531,002	$4,453,324	$2,077,678	46.7%
Interest-bearing demand	5,818,564	4,720,188	1,098,376	23.3
Savings	5,929,792	5,153,941	775,851	15.1
Total demand and savings	18,279,358	14,327,453	3,951,905	27.6
Brokered deposits	335,185	264,531	70,654	26.7
Time deposits	2,224,664	2,801,929	(577,265)	(20.6)
Total deposits	$20,839,207	$17,393,913	$3,445,294	19.8%

The following table presents ending borrowings, by type as of December 31:

			Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$630,066	$383,241	$246,825	64.4%
FHLB advances and other borrowings (2)	—	500,000	(500,000)	(100.0)
Total short-term borrowings	630,066	883,241	(253,175)	(28.7)
Long-term borrowings:
FHLB advances	535,973	491,024	44,949	9.2
Other long-term borrowings	760,290	390,745	369,545	94.6
Total long-term borrowings	1,296,263	881,769	414,494	47.0
Total borrowings	$1,926,329	$1,765,010	$161,319	9.1%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB advances with an original maturity term of less than one year.

Total short-term borrowings decreased $253.2 million, or 28.7%, as a result of higher balances of deposits and the increase in long-term borrowings, reducing the need for short-term borrowings. Long-term FHLB advances increased $44.9 million, or 9.2%, and other long-term debt increased $369.5 million as the result of the issuance of $375.0 million of subordinated notes in March 2020 as discussed in the "Overview" section of Management's Discussion.

Other Liabilities

Other liabilities increased $139.4 million, or 36.2%, to $524.4 million as of December 31, 2020, primarily as the result of an increase in the fair values of derivative contracts related to interest rate swaps.

Shareholders’ Equity

Total shareholders’ equity increased $274.7 million, or 11.7%, to $2.6 billion, or 10.1% of total assets, as of December 31, 2020. The increase was due primarily to the $192.9 million of net proceeds from the issuance of preferred stock, $178.0 million of net income, a $65.2 million net increase in AOCI, $7.5 million of stock-based compensation awards and $7.4 million of common stock issued, partially offset by $90.7 million of common stock cash dividends, a $43.8 million reduction to retained earnings as a result of the adoption of CECL on January 1, 2020, $39.7 million of common stock repurchases and $2.1 million of preferred stock dividends.

See "Note 14 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for details of the issuance of preferred stock and the Corporation's share repurchase programs and activities. Under all repurchase programs, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. See "Note 4 - Allowance for Credit Losses and Asset Quality," in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for details of the adoption of CECL.

The Corporation and its wholly owned subsidiary bank, Fulton Bank, are subject to regulatory capital requirements administered by the FRB and OCC. Failure to meet minimum capital requirements can trigger certain actions by these regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks and bank holding companies maintain minimum amounts and ratios of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined).

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2020	2019	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	14.4%	11.8%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.5%	9.7%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.5%	9.7%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	8.2%	8.4%	4.0%	4.0%

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

As of December 31, 2020, Fulton Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculations. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table above. There are no conditions or events since December 31, 2020 that management believes have changed the institution's categories. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation’s consolidated balance sheets as well as contractual obligations for purchased services.

The following table summarizes the Corporation's significant contractual obligations to third parties, by type, that were fixed and determinable as of December 31, 2020:

	Payments Due In
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(in thousands)
Deposits with no stated maturity (1)	$18,614,543	$—	$—	$—	$18,614,543
Time deposits (2)	1,417,396	682,245	70,006	55,017	2,224,664
Short-term borrowings (3)	630,066	—	—	—	630,066
Long-term debt (3)	—	393,098	513,865	389,300	1,296,263
Operating leases (4)	18,973	35,130	28,009	44,627	126,739
Purchase obligations (5)	23,011	47,087	4,863	—	74,961
Uncertain tax positions (6)	2,831	—	—	—	2,831

(1)Includes demand deposits, savings accounts and brokered deposits, which can be withdrawn at any time.
(2)See additional information regarding time deposits in "Note 8 - Deposits," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
(3)See additional information regarding borrowings in "Note 9 - Short-Term and Long-Term Borrowings," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
(4)See additional information regarding operating leases in "Note 17 - Leases," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."
(5)Includes information technology, telecommunication and data processing outsourcing contracts.
(6)Includes accrued interest. See additional information related to uncertain tax positions in "Note 12 - Income Taxes," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

In addition to the contractual obligations listed in the preceding table, the Corporation is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit and interest rate risk that are not recognized on the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commercial letters of credit are conditional commitments issued to facilitate foreign or domestic trade transactions for customers. Commitments and standby and commercial letters of credit do not necessarily represent future cash needs, as they may expire without being drawn.

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2020 (in thousands):

Commercial and industrial	$5,245,041
Real estate - commercial mortgage and real estate - construction	1,787,963
Real estate - home equity	1,618,051
Total commitments to extend credit	$8,651,055

Standby letters of credit	$298,750
Commercial letters of credit	56,229
Total letters of credit	$354,979

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

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 bp shock in interest rates, 15% for a 200 bp shock, 20% for a 300 bp shock and 25% for a 400 bp shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of December 31, 2020 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+400 bp	+ $131.7 million	+ 19.8%
+300 bp	+ $98.9 million	+ 14.9%
+200 bp	+ $65.5 million	+ 9.9%
+100 bp	+ $31.4 million	+ 4.7%

(1)These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bp shock in interest rates, 20% for a 200 bp shock, 30% for a 300 bp shock and 40% for a 400 bp shock. As of December 31, 2020, the Corporation was within economic value of equity policy limits for every 100 bp shock.

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

Liquidity

The Corporation must maintain a sufficient level of liquid assets to meet the cash needs of its customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Liquidity is provided on a continuous basis through scheduled and unscheduled principal and interest payments on investments and outstanding loans and through the availability of deposits and borrowings. The Corporation also maintains secondary sources that provide liquidity on a secured and unsecured basis to meet short- and long-term needs.

The Corporation maintains liquidity sources in the form of interest-bearing deposits and customer funding (repurchase agreements and short-term promissory notes). The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those instruments. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net interest income if rates on interest-earning assets do not experience a proportionate increase. Borrowing availability with the FHLB and the FRB, along with federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2020, the Corporation had $536.0 million of short- and long-term advances outstanding from the FHLB with an additional borrowing capacity of approximately $3.9 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2020, the Corporation had aggregate availability under federal funds lines of $1.8 billion, with no outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of December 31, 2020, the Corporation had $324.3 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

Liquidity must also be managed at the Corporation's parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. See "Note 11 - Regulatory Matters - Dividend and Loan Limitations" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information concerning limitations on the dividends that may be paid to the Corporation, and loans that may be granted to the Corporation. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2020 generated $154.5 million of cash, mainly due to net income of $178.0 million, partially offset by the net impact of other operating activities. Cash used in investing activities was $2.5 billion, primarily due to the net increase in loans, primarily related to loans originated under the PPP. Net cash provided by financing activities was $3.7 billion due mainly to increases in deposits and the issuance of long-term borrowings, which included the addition of subordinated debt, and preferred stock.

The following table presents the expected maturities of AFS investment securities, at estimated fair value, as of December 31, 2020 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale	(dollars in thousands)
State and municipal (1)	$6,244	2.30%	$16,837	4.90%	$9,061	4.62%	$920,471	3.90%
Corporate debt securities	5,106	3.39	23,880	3.72	336,551	3.93	1,608	6.05
Auction rate securities (2)	—	—	—	—	—	—	98,206	1.61
Total	$11,350	2.78%	$40,717	4.22%	$345,612	3.94%	$1,020,285	3.66%

(1)Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a federal tax rate of 21% and statutory interest expense disallowances.
(2)Maturities of ARCs are based on contractual maturities.
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
The following table presents AFS investment securities, at estimated fair value, and HTM investment securities, at amortized cost, as of December 31, 2020, without stated maturities, including the weighted average yields and estimated weighted average lives based on prepayment speeds on such securities:

			Weighted
	Amount	Yield	Average Life
	(dollars in thousands)		(in years)
Available for sale
Collateralized mortgage obligations	$503,766	2.39%	1.4
Residential mortgage-backed securities	377,998	1.66%	8.8
Commercial mortgage-backed securities	762,415	2.20%	4.8
Held to maturity
Residential mortgage-backed securities	$278,281	1.90%	2.5

The following table presents the contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2020:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial and industrial:
Adjustable and floating rate	$818,696	$1,728,808	$484,398	$3,031,902
Fixed rate	607,418	1,933,911	97,597	2,638,926
Total commercial and industrial	$1,426,114	$3,662,719	$581,995	$5,670,828
Real estate – mortgage (1):
Adjustable and floating rate	$1,563,128	$4,953,856	$2,360,628	$8,877,612
Fixed rate	754,093	1,192,171	626,044	2,572,308
Total real estate - mortgage (1)	$2,317,221	$6,146,027	$2,986,672	$11,449,920
Real estate – construction:
Adjustable and floating rate	$327,515	$388,505	$168,311	$884,331
Fixed rate	137,074	14,094	11,719	162,887
Total real estate – construction	$464,589	$402,599	$180,030	$1,047,218
Total	$4,207,924	$10,211,345	$3,748,697	$18,167,966
(1) Includes commercial and residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2020 were as follows (in thousands):

Year
2021	$1,417,396
2022	521,545
2023	160,700
2024	43,914
2025	26,092
Thereafter	55,017
Total	$2,224,664

Contractual maturities of time deposits of $100,000 or more outstanding, included in the table above, as of December 31, 2020 were as follows (in thousands):

Three months or less	$244,764
Over three through six months	163,430
Over six through twelve months	269,749
Over twelve months	358,788
Total	$1,036,731

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

State and Municipal Securities

As of December 31, 2020, the Corporation owned securities issued by various states and municipalities with a total fair value of $952.6 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2020, approximately 99% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 64% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of December 31, 2020, the Corporation’s investments in ARCs had a cost basis of $101.5 million and an estimated fair value of $98.2 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2020, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2020, all of the Corporation's ARCs were current and making scheduled interest payments.

Corporate Debt Securities

The Corporation holds corporate debt securities in the form of single-issuer TruPs and subordinated debt and senior debt issued by financial institutions. As of December 31, 2020, these securities had an amortized cost of $348.4 million and an estimated fair value of $367.1 million.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$120,462	$132,283
Interest-bearing deposits with other banks	1,727,370	385,508
Cash and cash equivalents	1,847,832	517,791
FRB and FHLB stock	92,129	97,422
Loans held for sale	83,886	37,828
Investment securities:
AFS, at estimated fair value	3,062,143	2,497,537
HTM, at amortized cost	278,281	369,841
Net Loans	18,900,820	16,837,526
Less: ACL - loans	(277,567)	(163,622)
Loans, net	18,623,253	16,673,904
Net premises and equipment	231,480	240,046
Accrued interest receivable	72,942	60,898
Goodwill and intangible assets	536,659	535,303
Other assets	1,078,128	855,470
Total Assets	$25,906,733	$21,886,040
LIABILITIES
Deposits:
Noninterest-bearing	$6,531,002	$4,453,324
Interest-bearing	14,308,205	12,940,589
Total Deposits	20,839,207	17,393,913
Accrued interest payable	10,365	8,834
Short-term borrowings	630,066	883,241
Long-term borrowings	1,296,263	881,769
Other liabilities	514,004	376,107
Total Liabilities	23,289,905	19,543,864
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 10,000,000 shares authorized Series A, 200,000 shares authorized and issued in 2020; liquidation preference of $1,000 per share	192,878	—
Common stock, $2.50 par value, 600.0 million shares authorized, 223.2 million shares issued in 2020 and 222.4 million issued in 2019	557,917	556,110
Additional paid-in capital	1,508,117	1,499,681
Retained earnings	1,120,781	1,079,391
Accumulated other comprehensive gain (loss)	65,091	(137)
Treasury stock, at cost, 60.8 million shares in 2020 and 58.2 million shares in 2019	(827,956)	(792,869)
Total Shareholders’ Equity	2,616,828	2,342,176
Total Liabilities and Shareholders’ Equity	$25,906,733	$21,886,040

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2020	2019	2018
Interest Income
Loans, including fees	$656,077	$737,932	$683,042
Investment securities:
Taxable	58,173	62,556	56,044
Tax-exempt	21,047	14,218	12,076
Loans held for sale	2,077	1,351	1,159
Other interest income	5,504	9,249	6,193
Total Interest Income	742,878	825,306	758,514
Interest Expense
Deposits	70,045	131,775	87,712
Short-term borrowings	5,227	14,543	8,489
Long-term borrowings	38,398	30,599	31,857
Total Interest Expense	113,671	176,917	128,058
Net Interest Income	629,207	648,389	630,456
Provision for credit losses	76,920	32,825	46,907
Net Interest Income After Provision for Credit Losses	552,287	615,564	583,549
Non-Interest Income
Commercial banking	70,286	71,117	63,929
Consumer banking	41,598	49,503	48,422
Wealth management	59,058	55,678	52,148
Mortgage banking	42,309	23,099	19,026
Other	13,084	12,030	11,963
Non-interest income before investment securities gains, net	226,335	211,427	195,488
Investment securities gains, net	3,053	4,733	37
Total Non-Interest Income	229,388	216,160	195,525
NON-INTEREST EXPENSE
Salaries and employee benefits	324,395	311,934	303,202
Net occupancy	53,013	52,826	51,678
Data processing and software	48,073	44,679	41,286
Other outside services	31,432	39,989	33,758
Equipment	13,885	13,575	13,243
Professional fees	12,835	13,134	14,161
State taxes	12,613	8,894	9,590
FDIC insurance	8,865	7,780	10,993
Amortization of TCI	6,126	6,021	11,449
Prepayment penalty on FHLB advances	2,878	4,326	—
Intangible amortization	529	1,427	—
Other	64,796	63,151	56,744
Total Non-Interest Expense	579,440	567,736	546,104
Income Before Income Taxes	202,235	263,988	232,970
Income taxes	24,194	37,649	24,577
Net Income	178,040	226,339	208,393
Preferred stock dividends	(2,135)	—	—
Net Income Available to Common Shareholders	$175,905	$226,339	$208,393

PER SHARE:
Net Income (Basic)	$1.08	$1.36	$1.19
Net Income (Diluted)	1.08	1.35	1.18
Cash Dividends	0.56	0.56	0.52

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2020	2019	2018
Net Income	$178,040	$226,339	208,393
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on AFS investment securities:
Unrealized gain (loss) on securities	65,651	56,919	(24,326)
Reclassification adjustment for securities gains included in net income	(2,359)	(3,686)	(30)
Amortization of net unrealized losses on AFS securities transferred to HTM	3,448	6,285	2,098
Non-credit related unrealized (loss) gain on other-than-temporarily impaired debt securities	—	(680)	222
Net unrealized gains (losses) on AFS investment securities	66,740	58,838	(22,036)
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement (cost) income	(2,532)	(937)	1,400
Amortization of net unrecognized pension and postretirement income	1,020	1,025	1,648
Net unrealized (losses) gains on defined benefit pension and postretirement plans	(1,512)	88	3,048
Other Comprehensive Income (Loss)	65,228	58,926	(18,988)
Total Comprehensive Income	$243,268	$285,265	$189,405

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2017	—	$—	175,170	$552,232	$1,478,389	$821,619	$(32,974)	$(589,409)	$2,229,857
Net income						208,393			208,393
Other comprehensive income							(18,988)		(18,988)
Common stock issued			977	2,062	3,432			1,241	6,735
Stock-based compensation awards			33	83	7,882				7,965
Acquisition of treasury stock			(5,996)					(95,308)	(95,308)
Reclassification of stranded tax effects (1)						7,101	$(7,101)		—
Common stock cash dividends - $0.52 per share						(91,081)			(91,081)
Balance at December 31, 2018	—	$—	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income						226,339			226,339
Other comprehensive income							58,926		58,926
Common stock issued			883	1,733	2,565			2,064	6,362
Stock-based compensation awards					7,413				7,413
Acquisition of treasury stock			(6,849)					(111,457)	(111,457)
Common stock cash dividends - $0.56 per share						(92,980)			(92,980)
Balance at December 31, 2019	—	$—	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income						178,040			178,040
Other comprehensive income							65,228		65,228
Preferred stock issued	200	192,878							192,878
Common stock issued			1,040	1,807	907			4,661	7,375
Stock-based compensation awards					7,529				7,529
Acquisition of treasury stock			(2,908)					(39,748)	(39,748)
Adjustment for CECL (2)						(43,807)			(43,807)
Preferred stock dividend						(2,135)			(2,135)
Common stock cash dividends - $0.56 per share						(90,708)			(90,708)
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828

See Notes to Consolidated Financial Statements
(1) Result of adoption of ASU 2018-02. See Note 1 to Consolidated Financial Statements for further details.
(2) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1 to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$178,040	$226,339	$208,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	76,920	32,825	46,907
Depreciation and amortization of premises and equipment	28,803	28,200	28,156
Amortization of TCI	30,800	32,810	38,606
Net amortization of investment securities premiums	12,222	9,387	9,297
Deferred income tax benefit	(21,591)	(165)	(15,749)
Re-measurement of net DTA	—	—	(809)
Investment securities gains, net	(3,053)	(4,733)	(37)
Gain on sales of mortgage loans held for sale	(53,599)	(17,882)	(13,021)
Proceeds from sales of mortgage loans held for sale	1,536,174	916,725	795,756
Originations of mortgage loans held for sale	(1,528,633)	(909,572)	(778,304)
Intangible amortization	529	1,427	—
Amortization of issuance costs and discounts on long-term borrowings	1,128	842	813
Stock-based compensation	7,529	7,413	7,965
Other changes, net	(110,781)	(195,903)	(31,153)
Total adjustments	(23,552)	(98,626)	88,427
Net cash provided by operating activities	154,488	127,713	296,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	215,150	710,739	54,638
Proceeds from principal repayments and maturities of AFS securities	430,845	234,702	290,681
Proceeds from principal repayments and maturities of HTM securities	93,823	83,121	35,900
Purchase of AFS securities	(1,134,380)	(1,138,070)	(558,949)
Sale (purchase) of FRB and FHLB stock	5,293	(18,139)	(18,522)
Net increase in loans	(2,072,831)	(708,048)	(447,849)
Net purchases of premises and equipment	(20,237)	(33,717)	(39,883)
Net cash paid for acquisition	(1,884)	(5,174)	—
Net change in tax credit investments	(15,259)	(18,760)	(56,733)
Net cash used in investing activities	(2,499,480)	(893,346)	(740,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	3,951,905	849,437	435,872
Net (decrease) increase in time deposits	(506,611)	168,317	142,755
Net (decrease) increase in short-term borrowings	(253,175)	128,464	137,253
Proceeds from long-term borrowings	495,898	485,000	50,000
Repayments of long-term borrowings	(82,533)	(596,056)	(100,165)
Net proceeds from issuance of preferred stock	192,878	—	—
Net proceeds from issuance of common stock	7,375	6,362	6,735
Dividends paid	(90,957)	(92,330)	(89,654)
Acquisition of treasury stock	(39,748)	(111,457)	(95,308)
Net cash provided by financing activities	3,675,033	837,737	487,488
Net Increase in Cash and Cash Equivalents	1,330,041	72,104	43,591
Cash and Cash Equivalents at Beginning of Year	517,791	445,687	402,096
Cash and Cash Equivalents at End of Year	$1,847,832	$517,791	$445,687
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$112,140	$178,612	$126,846
Income taxes	16,190	9,193	13,547
Supplemental schedule of certain noncash activities:
Transfer of AFS securities to HTM securities	$—	$—	$641,672
Transfer of HTM securities to AFS securities	—	158,898	—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: Fulton Financial Corporation (the Parent Company) is a financial holding company which provides a full range of banking and financial services to businesses and consumers through its wholly owned banking subsidiary, Fulton Bank, N.A. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

The Corporation’s primary sources of revenue are interest income on loans, investment securities and other interest-earning assets and fee income earned on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes. The Corporation’s primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation’s geographic market as a result of the growth in electronic delivery channels. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory agencies.

The Corporation offers, through its banking subsidiary, a full range of retail and commercial banking services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia. Industry diversity is the key to the economic well-being of these markets, and the Corporation is not dependent upon any single customer or industry. In 2018, the Corporation had three banking subsidiaries. During 2019, the Corporation consolidated two wholly owned banking subsidiaries into its lead bank, Fulton Bank.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in conformity with GAAP and include the accounts of the Parent Company and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amount of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Corporation evaluates subsequent events through the date of the filing of this report with the SEC.

Cash and Cash Equivalents and Restricted Cash: Cash and cash equivalents consists of cash and due from banks and interest bearing deposits with other banks, which includes restricted cash. Restricted cash comprises cash balances required to be maintained with the FRB, based on customer transaction deposit account levels, and cash balances provided as collateral on derivative contracts and other contracts. See Note 2, "Restrictions on Cash and Cash Equivalents" for additional information.

FRB and FHLB Stock: The Bank is a member of the FRB and FHLB and is required by federal law to hold stock in these institutions according to predetermined formulas. These restricted investments are carried at cost on the consolidated balance sheets and are periodically evaluated for impairment.

Investments: Debt securities are classified as HTM at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities; however, since the investment portfolio serves as a source of liquidity, most debt securities are classified as AFS. AFS securities are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders’ equity as a component of other comprehensive income, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis.

The Corporation early adopted ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivative and Hedging, and Topic 825, Financial Instruments," in the third quarter of 2019, which permitted the one-time reclassification of certain HTM securities to AFS under Topic 815, specific to the transition guidance of ASU update 2017-12, which the Corporation adopted on January 1, 2019. See “Note 3 - Investment Securities” for additional information on this reclassification. The portion of this standards update related to codification improvements specific to Topic 326 was implemented with the Corporation’s adoption of ASU 2016-13 in the first quarter of 2020. Additional codification improvements to Topic 825, specifically ASU 2016-01, which the Corporation adopted as of January 1, 2018, did not have an impact on the Corporation's consolidated financial statements.

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of December 31, 2020, no HTM debt securities required an ACL as these investments consist solely of government guaranteed residential mortgage-backed securities.

AFS Debt Securities: The ACL approach for AFS debt securities differs from the approach used for HTM debt securities as AFS debt securities are carried at fair value rather than amortized cost. Under CECL, the concept of OTTI has been eliminated, and credit losses on AFS debt securities are recognized through an ACL rather than through a direct write-down of the security. In evaluating credit losses on AFS debt securities, management considers factors such as delinquency, guarantees and whether the securities are rated higher than investment grade. As of December 31, 2020, no AFS debt securities required an ACL.

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

Loan origination fees and the related direct origination costs for loans originated under the PPP loan program are amortized on a straight-line basis over the repayment period of the loan. To the extent that a PPP loan is forgiven, the unamortized fees and costs will be recognized as interest income at the time of forgiveness.

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

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes an option for financial institutions to suspend the requirements of GAAP for certain loan modifications that would otherwise be categorized as a TDR. Certain conditions must be met with respect to the loan modification including that the modification is related to COVID-19, the modified loan was not more than 30 days past due on December 31, 2019 and the modification was executed between March 1, 2020 and the earlier of (a) 60 days after the date of the COVID-19 national emergency comes to an end or (b) December 31, 2020. The Corporation is applying the option under the CARES act for all loan modifications that qualify.

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

Allowance for Credit Losses:

CECL Adoption

On January 1, 2020, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, and net investments in leases recognized by a lessor in accordance with ASC Topic 842.

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology, ASC 310-10 and ASC 450-20. The Corporation recorded an increase of $58.3 million to the ACL on January 1, 2020 as a result of the adoption of CECL. Retained earnings decreased $43.8 million and DTAs increased by $12.4 million. Included in the $58.3 million increase to the ACL was $2.1 million for certain OBS credit exposures that was previously recognized in other liabilities before the adoption of CECL.

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

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include loans on accrual status, excluding accruing TDRs, and loans initially evaluated individually, but determined not to have enhanced credit risk characteristics. This category includes loans on non-accrual status and TDRs where the total commitment amount is less than $1 million. The ACL is estimated by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan level. In order to determine the PD, LGD, and EAD calculation inputs:

•Loans are aggregated into pools based on similar risk characteristics.
•The PD and LGD rates are determined by historical credit loss experience for each pool of loans.
•The loan segment PD rates are estimated using six econometric regression models that use the Corporation’s historical credit loss experience and incorporate reasonable and supportable economic forecasts for various macroeconomic variables that are statistically correlated with expected loss behavior in the loan segment.
•The reasonable and supportable forecast for each macroeconomic variable is sourced from an external third party and is applied over the contractual term of the Corporation’s loan portfolio. The Corporation’s economic forecast considers the general health of the economy, the interest rate environment, real estate pricing and market risk.
•A single baseline forecast scenario is used for each macroeconomic variable.
•The loan segment lifetime LGD rates are estimated using a loss rate approach based on the Corporation’s historical charge-off experience and the balance at the time of loan default.
•The LGD rates are adjusted for the Corporation’s recovery experience.
•To calculate the EAD, the corporation estimates contractual cash flows over the remaining life of each loan. Certain cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate. In addition, a prepayment rate is used in determining the EAD estimate.

Loans Evaluated Individually: Loans evaluated individually for expected credit losses include loans on non-accrual status and TDRs where the commitment amount equals or exceeds $1.0 million. The required ACL for such loans is determined using either the present value of expected future cash flows, observable market price or the fair value of collateral.

Loans evaluated individually may have specific allocations of the ACL assigned if the measured value of the loan using one of the noted techniques is less than its current carrying value. For loans measured using the fair value of collateral, if the analysis determines that sufficient collateral value would be available for repayment of the debt, then no allocations would be assigned to those loans. Collateral could be in the form of real estate or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

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
•Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of Substandard. Loans in this category are currently acceptable but, are nevertheless potentially weak.
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

ACL Methodology Before CECL Adoption

For the years ended December 31, 2019 and prior, the ACL consists of the ACL for loans and unfunded commitments. The ACL represents management’s estimate of incurred losses in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The ACL for unfunded commitments represents management’s estimate of incurred losses in its unfunded loan commitments and other off-balance sheet credit exposures, such as letters of credit, and is recorded in other liabilities on the consolidated balance sheets. The ACL is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.
The Corporation’s ACL for loans includes: 1) specific allowances allocated to loans evaluated for impairment under the ASC Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under ASC Subtopic 450-20.

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

The loans are segmented into pools with similar characteristics, as noted above. Commercial loans, commercial mortgages and construction loans to commercial borrowers are further segmented into separate pools based on internally assigned risk ratings. Residential mortgages, home equity loans, consumer loans, and equipment lease financing are further segmented into separate pools based on delinquency status;

•A loss rate is calculated for each pool through an analysis of historical losses as loans migrate through the various risk rating or delinquency categories. Estimated loss rates are based on a probability of default and a loss rate forecast;
•The loss rate is adjusted to consider qualitative factors, such as economic conditions and trends; and
•The resulting adjusted loss rate is applied to the balance of the loans in the pool to arrive at the allowance allocation for the pool.

The allocation of the ACL for loans is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Corporation considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type.

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

OREO: Assets acquired in settlement of mortgage loan indebtedness are recorded as OREO and are included in other assets on the consolidated balance sheets, initially at the lower of the estimated fair value of the asset, less estimated selling costs, or the carrying amount of the loan. Costs to maintain the assets and subsequent gains and losses on sales are included in other non-interest expense on the consolidated statements of income.

MSRs: The estimated fair value of MSRs related to residential mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. MSRs are amortized as a reduction to mortgage servicing income, included as a component of mortgage banking income on the consolidated statements of income, over the estimated lives of the underlying loans.

MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined through a discounted cash flows valuation completed by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected lives of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established through a charge against servicing income. If subsequent valuations indicate that impairment no longer exists, the valuation allowance is reduced through an increase to servicing income. See Note 7, "Mortgage Servicing Rights" for additional information.

Derivative Financial Instruments: The Corporation manages its exposure to certain interest rate and foreign exchange risks through the use of derivatives. None of the Corporation's outstanding derivative contracts are designated as hedges and none are entered into for speculative purposes. Derivative instruments are carried at fair value, with changes in fair value recognized in earnings as components of non-interest income or non-interest expense on the consolidated statements of income.

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

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. The Bank is required to clear all eligible interest rate swap contracts with a central counterparty as it is subject to the regulations of the Commodity Futures Trading Commission.

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

The Corporation is a party to interest rate swaps with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate swaps in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through a daily clearing agent. As a result, the total fair values of interest rate swap derivative assets and derivative liabilities recognized on the consolidated balance sheets are not equal and offsetting.

The Corporation is also a party to foreign exchange contracts with financial institution counterparties, under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swaps, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign exchange contracts in the event of default.

The Corporation also enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same or similar securities, referred to as repurchase agreements. Under these agreements, the Corporation may transfer legal control over the assets but still maintain effective control through agreements that both entitle and obligate the Corporation to repurchase the assets. Therefore, repurchase agreements are reported as secured borrowings, classified in short-term borrowings on the consolidated balance sheets, while the securities underlying the repurchase agreements remain classified with AFS investment securities on the consolidated balance sheets. The Corporation has no intention of setting off these amounts, therefore, these repurchase agreements are not eligible for offset. For additional details on balance sheet offsetting, see "Note 10 - Derivative Financial Instruments."

Income Taxes: The Corporation utilizes the asset and liability method in accounting for income taxes. Under this method, DTAs and deferred tax liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, DTAs and deferred tax liabilities are adjusted through the provision for income taxes. In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the amount of taxes paid in available carryback years, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. A valuation allowance is provided against DTAs unless it is more likely than not that such DTAs will be realized.

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

Effective January 1, 2018, the Corporation adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standards update permits a reclassification from AOCI to retained earnings of the stranded tax effects resulting from the application of the Tax Cuts and Jobs Act of 2017 ("Tax Act"), which changed the federal corporate income tax rate from a top rate of 35% to a flat rate of 21%. Upon adoption, the Corporation elected to reclassify $7.1 million of stranded tax effects from AOCI to retained earnings at the beginning of the period of adoption. The Corporation's policy for releasing income tax effects from AOCI is to release them as investments are sold or mature and as pension and post-retirement liabilities are extinguished. See Note 12, "Income Taxes" for additional information.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options, restricted stock, RSUs and PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation’s ESPP.

The Corporation also grants equity awards to non-employee members of its board of directors and subsidiary bank board of directors under the 2011 Directors’ Equity Participation Plan, which was amended and approved by shareholders as the Directors’ Plan in 2019. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

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

The fair value of stock options, restricted stock and RSUs granted to employees or directors is recognized as compensation expense over the vesting period for such awards. Compensation expense for PSUs is also recognized over the vesting period, however, compensation expense for PSUs may vary based on the expectations for actual performance relative to defined performance measures.

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

In 2019, the Corporation adopted ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which did not have a material impact on the Corporation's consolidated financial statements.

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

Subsidiary Trusts

The Parent Company owns all of the common stock of three subsidiary trusts, which have issued securities (TruPS) in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the TruPS. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The provisions of ASC Topic 810 related to subsidiary trusts, as interpreted by the SEC, disallow consolidation of subsidiary trusts in the financial statements of the Corporation. As a result, TruPS are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the subsidiary trusts, which have the same total balance and rate as the combined equity securities and TruPS issued by the subsidiary trusts, remain in long-term borrowings. See "Note 9 - Short-Term and Long-Term Borrowings," for additional information.

Tax Credit Investments

The Corporation makes investments in certain community development projects, the majority of which, generate tax credits under various federal programs, including qualified affordable housing projects, new market tax credits ("NMTC") projects and historic rehabilitation projects (collectively, TCIs). These investments are made throughout the Corporation's market area as a means of supporting the communities it serves. The Corporation typically acts as a limited partner or member of a limited liability company in its TCIs and does not exert control over the operating or financial policies of the partnership or limited liability company. Tax credits earned are subject to recapture by federal taxing authorities based upon compliance requirements to be met at the project level.

Because the Corporation owns 100% of the equity interests in its NMTC, these investments were consolidated based on ASC Topic 810 as of December 31, 2020 and 2019. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of ASC Topic 810.

TCIs are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation’s TCIs in 2020, 2019 or 2018. For additional details, see "Note 12 - Income Taxes."

Fair Value Measurements: Assets and liabilities are categorized in a fair value hierarchy for the inputs to valuation techniques used to measure assets and liabilities at fair value using the following three categories (from highest to lowest priority):

•Level 1 - Inputs that represent quoted prices for identical instruments in active markets.
•Level 2 - Inputs that represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Also included are valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.
•Level 3 - Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.

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

The sources of revenue for the Corporation are interest income from loans, leases and investments and non-interest income. Non-interest income is earned from various banking and financial services that the Corporation offers through its subsidiaries. Revenue is recognized as earned based on contractual terms, as transactions occur, or as services are provided. Following is further detail of the various types of revenue the Corporation earns and when it is recognized:

Interest income: Interest income is recognized on an accrual basis according to loan and lease agreements, investment securities contracts or other such written contracts.

Wealth management services: Consists of income from trust commissions, brokerage, money market and insurance commissions. Trust commissions consists of advisory fees that are based on market values of clients' managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned. Brokerage includes advisory fees which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur. Money market is based on the balances held in trust accounts and is recognized monthly. Insurance commissions are earned and recognized when policies are originated. Currently, no investment management and trust service income is based on performance or investment results.

Commercial and consumer banking income: Consists of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts as well as branch fees, automated teller machine fees, debit and credit card income and merchant services fees. Also included are letter of credit fees, foreign exchange income and interest rate swap fees. Revenue is primarily transactional and recognized when earned, at the time the transactions occur.

Mortgage banking income: Consists of gains or losses on the sale of residential mortgage loans and mortgage loan servicing income.

Other Income: Includes gains on sales of SBA loans, cash surrender value of life insurance, and other miscellaneous income.

Leases: Effective January 1, 2019, the Corporation adopted ASU 2016-02, "Leases (Topic 842)." This standards update requires a lessee to recognize for all leases with an initial term greater than twelve months: (1) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, each measured on a discounted basis. The Corporation adopted this standards update in the first quarter of 2019 using the modified retrospective method, which eliminates the requirement to restate the earliest prior period presented in an entity’s financial statements. As such, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019, which continue to be reported in accordance with previous guidance (ASC Topic 840). This standards update provides for a number of practical expedients in transition. The Corporation elected to apply the package of practical expedients permitted within the new standard, which, among other things, allowed it to carryforward the prior conclusions on lease identification, lease classification and initial direct costs. In addition, the Corporation elected to not separate lease and non-lease components. The Corporation did not elect the practical expedient to apply hindsight in determining the lease term and in assessing impairment of the ROU assets.

As a lessee, the majority of the operating lease portfolio consists of real estate leases for the Corporation's financial centers, land and office space. The operating leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for 5 years or more. ROU assets and lease liabilities are not recognized for leases with an initial term of 12 months or less. The Corporation does not have any finance leases as the lessee.

Certain real estate leases have lease payments that adjust based on annual changes in the Consumer Price Index ("CPI"). The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease expense represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents expenses such as the payment of real estate taxes, insurance and common area maintenance based on the Corporation's pro-rata share.

Sublease income consists mostly of operating leases for space within the Corporation's offices and financial centers and is recorded as a reduction to net occupancy expense on the consolidated statements of income. See "Note 17 - Leases" for additional information.

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

Other Recently Adopted Accounting Standards

On January 1, 2020, the Corporation adopted ASC Update 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements of ASC Topic 820 "Fair Value Measurement." Among other things, the update modifies the disclosure objective paragraphs of ASC 820 to eliminate: (1) "at a minimum" from the phrase "an entity shall disclose at a minimum;" and (2) other similar disclosure requirements to promote the appropriate exercise of discretion by entities. The Corporation adopted this standards update effective with its March 31, 2020 quarterly report on Form 10-Q and it did not have a material impact on its consolidated financial statements.

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

Reclassifications: Certain amounts in the 2019 and 2018 consolidated financial statements and notes have been reclassified to conform to the 2020 presentation.

NOTE 2 – RESTRICTIONS ON CASH AND CASH EQUIVALENTS

The Corporation is required to maintain reserves against its deposit liabilities. Prior to March 2020, reserves were in the form of cash and balances with the FRB, included in "interest-bearing deposits with other banks." The FRB suspended cash reserve requirements effective March 26, 2020. On the consolidated balance sheets, the amounts of such reserves as of December 31, 2019 were $218.9 million.

In addition, collateral is posted by the Corporation with counterparties to secure derivative and other contracts, which is included in "interest-bearing deposits with other banks". On the consolidated balance sheets, the amounts of such collateral as of December 31, 2020 and 2019 were $408.1 million and $199.6 million, respectively.

NOTE 3 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2020
Available for Sale
State and municipal securities	$891,327	$61,286	$—	$952,613
Corporate debt securities	348,391	19,445	(691)	367,145
Collateralized mortgage obligations	491,321	12,560	(115)	503,766
Residential mortgage-backed securities	373,779	4,246	(27)	377,998
Commercial mortgage-backed securities	741,172	22,384	(1,141)	762,415
Auction rate securities	101,510	—	(3,304)	98,206
Total	$2,947,500	$119,921	$(5,278)	$3,062,143

Held to Maturity
Residential mortgage-backed securities	$278,281	$18,576	$—	$296,857
Total	$278,281	$18,576	$—	$296,857

2019
Available for Sale
State and municipal securities	$638,125	$15,826	$(1,024)	$652,927
Corporate debt securities	370,401	8,490	(1,534)	377,357
Collateralized mortgage obligations	682,307	11,726	(315)	693,718
Residential mortgage-backed securities	177,183	1,078	(949)	177,312
Commercial mortgage-backed securities	489,603	6,471	(1,777)	494,297
Auction rate securities	107,410	—	(5,484)	101,926
Total	$2,465,029	$43,591	$(11,083)	$2,497,537

Held to Maturity
Residential mortgage-backed securities	$369,841	$13,864	$—	$383,705
Total	$369,841	$13,864	$—	$383,705

On July 1, 2019, the Corporation transferred state and municipal securities from the HTM classification to the AFS classification as permitted through the early adoption of ASU 2019-04, as disclosed in "Note 1 - Summary of Significant Accounting Policies." The amortized cost of the securities transferred was $158.9 million and the estimated fair value was $168.5 million. The Corporation has the positive intent and ability to hold the remainder of the HTM portfolio, consisting of residential mortgage-backed securities, to maturity.

On August 1, 2018, the Corporation transferred debt securities with an amortized cost of $665.5 million and an estimated fair value of $641.7 million from the AFS classification to the HTM classification. These securities consisted of residential mortgage-backed securities ($505.5 million amortized cost and $485.3 million estimated fair value) and state and municipal securities ($160.0 million amortized cost and $156.4 million estimated fair value) and were transferred as the Corporation had the positive intent and ability to hold these securities to maturity. The transfer of debt securities into the HTM category from the AFS category was recorded at fair value on the date of transfer. The net unrealized gains or losses at the transfer date are included in AOCI and are being amortized over the remaining lives of the securities. This amortization is expected to offset the amortization of the related premium or discount created by the investment securities transfer into the HTM classification, with no expected impact on future net income.

Securities carried at $520.5 million at December 31, 2020 and $462.6 million at December 31, 2019, were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of December 31, 2020, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$11,250	$11,350	$—	$—
Due from one year to five years	39,069	40,717	—	—
Due from five years to ten years	327,456	345,612	—	—
Due after ten years	963,453	1,020,285	—	—
	1,341,228	1,417,964	—	—
Residential mortgage-backed securities (1)	373,779	377,998	278,281	296,857
Commercial mortgage-backed securities (1)	741,172	762,415	—	—
Collateralized mortgage obligations (1)	491,321	503,766	—	—
Total	$2,947,500	$3,062,143	$278,281	$296,857
(1)     Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains
	(in thousands)
2020	$6,545	$(3,492)	$3,053
2019	11,554	(6,821)	4,733
2018	1,665	(1,628)	37

During 2020, the Corporation completed a limited balance sheet restructuring that included the sale of investment securities, with an amortized cost $79.0 million and an estimated fair value of $82.0 million, resulting in net investment securities gains of $3.0 million. Offsetting these gains were $2.9 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

During 2019, the Corporation completed a limited balance sheet restructuring that included the sale of investment securities, with an amortized cost of $409.2 million and an estimated fair value of $413.7 million, resulting in net investment securities gains of $4.5 million. Offsetting these gains were $4.3 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

The Corporation had cumulative credit-related OTTI charges, recognized as components of earnings, for debt securities held by the Corporation of $990,000 for both December 31, 2020 and 2019 and $11.5 million as of December 31, 2018.

The following tables present the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2020	(dollars in thousands)
Available for Sale
Corporate debt securities	9	$44,528	$(377)	1	$6,871	$(314)	$51,399	$(691)
Collateralized mortgage obligations	3	57,601	(115)	—	—	—	57,601	(115)
Residential mortgage-backed securities	1	20,124	(27)	—	—	—	20,124	(27)
Commercial mortgage-backed securities	9	144,383	(1,141)	—	—	—	144,383	(1,141)
Auction rate securities	—	—	—	162	98,206	(3,304)	98,206	(3,304)
Total available for sale	22	$266,636	$(1,660)	163	$105,077	$(3,618)	$371,713	$(5,278)

2019
Available for Sale
State and municipal securities	44	$136,344	$(1,024)	—	$—	$—	$136,344	$(1,024)
Corporate debt securities	5	30,719	(346)	8	18,759	(1,188)	49,478	(1,534)
Collateralized mortgage obligations	5	33,865	(190)	1	5,330	(125)	39,195	(315)
Residential mortgage-backed securities	5	12,247	(40)	26	127,373	(909)	139,620	(949)
Commercial mortgage-backed securities	7	121,340	(1,777)	—	—	—	121,340	(1,777)
Auction rate securities	—	—	—	177	101,926	(5,484)	101,926	(5,484)
Total available for sale	66	$334,515	$(3,377)	212	$253,388	$(7,706)	$587,903	$(11,083)

No held to maturity securities were in an unrealized loss position as of December 31, 2020 and 2019.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of December 31, 2020.
As of December 31, 2020, all auction rate certificates ("ARCs") and corporate debt securities were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for ARCs or corporate debt securities as of December 31, 2020.

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND ASSET QUALITY

Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows as of December 31:

	2020	2019
	(in thousands)
Real estate - commercial mortgage	$7,105,092	$6,700,776
Commercial and industrial (1)	5,670,828	4,446,701
Real-estate - residential mortgage	3,141,915	2,641,465
Real-estate - home equity	1,202,913	1,314,944
Real-estate - construction	1,047,218	971,079
Consumer	466,772	463,164
Equipment lease financing and other	284,377	322,625
Overdrafts	4,806	3,582
Gross loans	18,923,921	16,864,336
Unearned income	(23,101)	(26,810)
Net Loans	$18,900,820	$16,837,526

(1) Includes PPP loans totaling $1.6 billion as of December 31, 2020.

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection. The aggregate dollar amount of these loans, including unadvanced commitments, was $162.5 million and $90.1 million as of December 31, 2020 and 2019, respectively. During 2020, additions totaled $103.5 million and repayments totaled $31.1 million for related-party loans.
Allowance for Credit Losses, effective January 1, 2020

As discussed in Note 1, "Summary of Significant Accounting Policies," the Corporation adopted CECL effective January 1, 2020. CECL requires estimated credit losses on loans to be determined based on an expected life of loan model, as compared to an incurred loss model (in effect for periods prior to 2020). Accordingly, ACL disclosures subsequent to January 1, 2020 are not always comparable to prior periods. In addition, certain new disclosures required under CECL are not applicable to prior periods. As a result, the following tables present disclosures separately for each period, where appropriate. New disclosures required under CECL are only shown for the current period and are noted. See Note 1, "Summary of Significant Accounting Policies," for a summary of the impact of adopting CECL on January 1, 2020.

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

The following table presents the components of the ACL under CECL:

2020
(in thousands)
ACL - loans	$277,567
ACL - OBS credit exposure	14,373
Total ACL	$291,940

The following table presents the activity in the ACL in 2020:

2020
(in thousands)
Balance at beginning of period	$166,209
Impact of adopting CECL on January 1, 2020 (1)	58,348
Loans charged off	(30,557)
Recoveries of loans previously charged off	21,020
Net loans recovered (charged off)	(9,537)
Provision for credit losses (2)	76,920
Balance at the end of the period (3)	$291,940
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $(840,000) related to OBS credit exposures for the year ended December 31, 2020.
(3) Includes $14.4 million of reserves for OBS credit exposures as of December 31, 2020.

The following table presents the activity in the ACL - loans by portfolio segment, for the year ended December 31, 2020:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Year ended December 31, 2020
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of adopting CECL on January 1, 2020	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(4,225)	(18,915)	(1,193)	(620)	(17)	(3,400)	(2,187)	(30,557)
Recoveries of loans previously charged off	1,027	11,396	504	491	5,122	1,875	605	21,020
Net loans recovered (charged off)	(3,198)	(7,519)	(689)	(129)	5,105	(1,525)	(1,582)	(9,537)
Provision for loan losses (1)	31,652	32,264	(2,758)	11,118	2,045	2,699	741	77,760
Balance at December 31, 2020	$103,425	$74,771	$14,232	$51,995	$15,608	$10,905	$6,633	$277,567
(1) Provision included in the table only includes the portion related to Net Loans.

The higher provision during 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. Qualitative adjustments have increased compared to those at the time of the adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to the economic impact of COVID-19, including consideration for the future performance of loans that received deferrals or forbearances as a result of COVID-19 and the impact COVID-19 had on certain industries where the quantitative models was not fully capturing the appropriate level of risk. PPP loans that were issued during 2020 are fully guaranteed by the SBA and as such, no ACL were recorded against the PPP loan portfolio.

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

The following table presents the components of the ACL as of December 31:

	2019	2018
	(in thousands)
Allowance for loan losses	$163,622	$160,537
Reserve for unfunded lending commitments	2,587	8,873
Total ACL	$166,209	$169,410

The following table presents the activity in the ACL for the years ended December 31:

	2019	2018
	(in thousands)
Balance at beginning of period	$169,410	$176,084
Loans charged off	(53,189)	(66,076)
Recoveries of loans previously charged off	17,163	12,495
Net loans recovered (charged off)	(36,026)	(53,581)
Provisions for credit losses (1)	32,825	46,907
Balance at the end of the period (2)	$166,209	$169,410
(1) Includes $(6.3) million and $2.7 million related to OBS credit exposures for the years ended 2019 and 2018, respectively.
(2) Includes $2.6 million and $8.9 million of reserves for OBS credit exposures as of December 31, 2019 and 2018.

The following tables present the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2019 and 2018, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment Finance Leasing and Other		Total
	(in thousands)
Balance at December 31, 2018	52,889	58,868	18,911	18,921	5,061	3,217	2,670		160,537
Loans charged off	(1,837)	(42,410)	(1,291)	(1,545)	(143)	(3,403)	(2,560)		(53,189)
Recoveries of loans previously charged off	2,202	8,721	688	989	2,591	1,306	666		17,163
Net loans recovered (charged off)	365	(33,689)	(603)	(556)	2,448	(2,097)	(1,894)		(36,026)
Provision for loan losses (1)	(7,644)	43,423	(564)	1,406	(3,066)	2,642	2,914		39,111
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	0	$163,622
(1) Provision included in the table only includes the portion related to Net Loans

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of December 31, 2020 and December 31, 2019, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of December 31, 2020 and 2019, approximately 83% and 93%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	2020			2019
	With a Related Allowance	Without a Related Allowance	Total	Total
	(in thousands)
Real estate - commercial mortgage	$19,909	$31,561	$51,470	$33,166
Commercial and industrial	13,937	18,056	31,993	48,106
Real estate - residential mortgage	24,590	1,517	26,107	16,676
Real estate - home equity	9,398	190	9,588	7,004
Real estate - construction	437	958	1,395	3,618
Consumer	332	—	332	—
Equipment lease financing and other	—	16,313	16,313	16,528
Total	$68,603	$68,595	$137,198	$125,098

As of December 31, 2020, there were $68.6 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary. In 2020, the total interest income that would have been recorded if non-accrual loans had been current in accordance with their original terms was $5.8 million. The amount of interest income on non-accrual loans that was recognized in 2020 was approximately $290,000.

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, in the current period:

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - construction (1)
Pass	$185,883	$229,097	$217,604	$81,086	$37,976	$110,470	$38,026	$—	$900,142
Special Mention	—	—	—	—	7,047	6,212	—	—	13,259
Substandard or Lower	—	447	—	2,000	753	1,637	632	—	5,469
Total real estate - construction	185,883	229,544	217,604	83,086	45,776	118,319	38,658	—	918,870
Real estate - construction (1)
Current period gross charge-offs	—	—	—	—	—	(17)	—	—	(17)
Current period recoveries	—	—	—	—	68	5,054	—	—	5,122
Total net (charge-offs) recoveries	—	—	—	—	68	5,037	—	—	5,105
Commercial and industrial (2)
Pass	2,283,533	508,541	298,567	214,089	208,549	596,646	1,278,689	—	5,388,614
Special Mention	6,633	23,834	29,167	10,945	11,506	25,960	45,994	—	154,039
Substandard or Lower	3,221	5,947	8,434	11,251	11,192	23,852	64,278	—	128,175
Total commercial and industrial	2,293,387	538,322	336,168	236,285	231,247	646,458	1,388,961	—	5,670,828
Commercial and industrial
Current period gross charge-offs	—	(114)	(30)	(488)	(393)	(520)	(17,370)	—	(18,915)
Current period recoveries	—	43	486	216	162	4,531	5,958	—	11,396
Total net (charge-offs) recoveries	—	(71)	456	(272)	(231)	4,011	(11,412)	—	(7,519)
Real estate - commercial mortgage
Pass	973,664	917,510	708,946	794,955	783,094	2,213,343	53,041	404	6,444,957
Special Mention	13,639	40,874	84,047	80,705	89,112	167,424	2,364	—	478,165
Substandard or Lower	1,238	6,681	6,247	39,027	22,605	103,007	2,225	940	181,970
Total real estate - commercial mortgage	988,541	965,065	799,240	914,687	894,811	2,483,774	57,630	1,344	7,105,092
Real estate - commercial mortgage
Current period gross charge-offs	(60)	(21)	(36)	(2,515)	(29)	(1,547)	(17)	—	(4,225)
Current period recoveries	—	6	—	—	1	1,020	—	—	1,027
Total net (charge-offs) recoveries	(60)	(15)	(36)	(2,515)	(28)	(527)	(17)	—	(3,198)
Total
Pass	$3,443,080	$1,655,148	$1,225,117	$1,090,130	$1,029,619	$2,920,459	$1,369,756	$404	$12,733,713
Special Mention	20,272	64,708	113,214	91,650	107,665	199,596	48,358	—	645,463
Substandard or Lower	4,459	13,075	14,681	52,278	34,550	128,496	67,135	940	315,614
Total	$3,467,811	$1,732,931	$1,353,012	$1,234,058	$1,171,834	$3,248,551	$1,485,249	$1,344	$13,694,790

(1) Excludes real estate - construction - other.
(2) Loans originated in 2020 include $1.6 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

The information presented in the preceding table is not required to be disclosed for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, internal credit risk ratings for the indicated loan class segments:

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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. For certain loans classes, the Corporation evaluates credit quality based on the aging status of the loan. The following table presents the amortized cost of these loans based on payment activity, by origination year, for the current period:

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$31,445	$8,176	$13,906	$11,024	$11,667	$126,749	$982,285	$5,321	$1,190,573
Non-performing	—	88	23	233	221	2,290	9,485	—	12,340
Total real estate - home equity	31,445	8,264	13,929	11,257	11,888	129,039	991,770	5,321	1,202,913
Real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(34)	(1,159)	—	(1,193)
Current period recoveries	—	—	—	—	—	138	366	—	504
Total net (charge-offs) recoveries	—	—	—	—	—	104	(793)	—	(689)
Real estate - residential mortgage
Performing	1,255,532	585,878	228,398	341,563	264,990	434,889	—	—	3,111,250
Non-performing	217	2,483	3,177	2,483	722	21,583	—	—	30,665
Total real estate - residential mortgage	1,255,749	588,361	231,575	344,046	265,712	456,472	—	—	3,141,915
Real estate - residential mortgage
Current period gross charge-offs	—	(68)	(101)	(190)	(7)	(254)	—	—	(620)
Current period recoveries	—	68	16	1	1	405	—	—	491
Total net (charge-offs) recoveries	—	—	(85)	(189)	(6)	151	—	—	(129)
Consumer
Performing	114,399	98,587	95,072	43,334	25,804	36,086	52,698	42	466,022
Non-performing	168	19	124	141	114	150	34	—	750
Total consumer	114,567	98,606	95,196	43,475	25,918	36,236	52,732	42	466,772
Consumer
Current period gross charge-offs	(134)	(542)	(524)	(444)	(489)	(769)	(498)	—	(3,400)
Current period recoveries	—	64	165	159	94	101	1,292	—	1,875
Total net (charge-offs) recoveries	(134)	(478)	(359)	(285)	(395)	(668)	794	—	(1,525)
Equipment lease financing and other
Performing	102,324	65,303	49,453	34,995	15,631	5,040	—	—	272,746
Non-performing	—	—	30	15,983	142	282	—	—	16,437
Total leasing and other	102,324	65,303	49,483	50,978	15,773	5,322	—	—	289,183
Equipment lease financing and other
Current period gross charge-offs	(606)	(1,581)	—	—	—	—	—	—	(2,187)
Current period recoveries	185	349	21	18	11	21	—	—	605
Total net (charge-offs) recoveries	(421)	(1,232)	21	18	11	21	—	—	(1,582)
Construction - other
Performing	96,444	24,888	6,822	—	16	—	—	—	128,170
Non-performing	—	—	—	178	—	—	—	—	178
Total construction - other	96,444	24,888	6,822	178	16	—	—	—	128,348
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,600,144	$782,832	$393,651	$430,916	$318,108	$602,764	$1,034,983	$5,363	$5,168,761
Non-performing	385	2,590	3,354	19,018	1,199	24,305	9,519	—	60,370
Total	$1,600,529	$785,422	$397,005	$449,934	$319,307	$627,069	$1,044,502	$5,363	$5,229,131

The information presented in the preceding table not required to be disclosed for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, a summary of performing, delinquent and non-performing loans for the indicated class segments:

	December 31, 2019
	Performing	Delinquent (1)	Non-performing (2)	Total
	(dollars in thousands)
Real estate - home equity	$1,292,035	$12,341	$10,568	$1,314,944
Real estate - residential mortgage	2,584,763	34,291	22,411	2,641,465
Construction - other	92,649	895	809	94,353
Consumer - direct	63,582	465	190	64,237
Consumer - indirect	393,974	4,685	268	398,927
Total consumer	457,556	5,150	458	463,164
Equipment lease financing and other	278,743	4,012	16,642	299,397
	$4,705,746	$56,689	$50,888	$4,813,323
% of Total	97.8%	1.2%	1.0%	100%
(1)Includes all accruing loans 30 days to 89 days past due.
(2)Includes all accruing loans 90 days or more past due and all non-accrual loans.

The following table presents non-performing assets:

	December 31, 2020	December 31, 2019
	(in thousands)
Non-accrual loans	$137,198	$125,098
Loans 90 days or more past due and still accruing	9,929	16,057
Total non-performing loans	147,127	141,155
OREO (1)	4,178	6,831
Total non-performing assets	$151,305	$147,986
(1) Excludes $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of December 31, 2020.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
December 31, 2020
Real estate – commercial mortgage	$14,999	$9,273	$1,177	$51,470	$7,028,173	$7,105,092
Commercial and industrial	11,285	1,068	616	31,993	5,625,866	5,670,828
Real estate – residential mortgage	22,281	7,675	4,687	26,107	3,081,165	3,141,915
Real estate – home equity	5,622	1,654	2,753	9,588	1,183,296	1,202,913
Real estate – construction	1,938	—	155	1,395	1,043,730	1,047,218
Consumer	3,036	501	417	332	462,486	466,772
Equipment lease financing and other	838	150	124	16,313	248,657	266,082
Total	$59,999	$20,321	$9,929	$137,198	$18,673,373	$18,900,820

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2019
Real estate – commercial mortgage	$10,912	$1,543	$4,113	$33,166	$6,651,042	$6,700,776
Commercial and industrial	2,302	2,630	1,385	48,106	4,392,278	4,446,701
Real estate – residential mortgage	26,982	7,309	5,735	16,676	2,584,763	2,641,465
Real estate – home equity	9,635	2,706	3,564	7,004	1,292,035	1,314,944
Real estate – construction	1,715	900	688	3,618	964,158	971,079
Consumer	4,228	922	458	—	457,556	463,164
Equipment lease financing and other	552	3,460	114	16,528	278,743	299,397
Total	$56,326	$19,470	$16,057	$125,098	$16,620,575	$16,837,526

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

Troubled Debt Restructurings

The following table presents TDRs, by class segment for the years ended December 31:

	2020	2019
	(in thousands)
Real estate - commercial mortgage	$28,451	$13,330
Commercial and industrial	6,982	5,193
Real estate - residential mortgage	18,602	21,551
Real estate - home equity	14,391	15,068
Consumer	—	8
Total accruing TDRs	68,426	55,150
Non-accrual TDRs (1)	35,755	20,825
Total TDRs	$104,181	$75,975

(1) Included within non-accrual loans in the preceding table.

The following table presents TDRs, by class segment, for loans that were modified during the years ended December 31:

	2020		2019		2018
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	12	$24,868	2	$263	6	$8,261
Commercial and industrial	20	5,218	16	5,378	8	4,226
Real estate - residential mortgage	48	10,493	6	2,252	7	801
Real estate - home equity	48	4,359	59	2,706	96	5,087
Consumer	14	345	—	—	—	—
Total	142	$45,283	83	$10,599	117	$18,375

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020, to borrowers impacted by the effects of COVID-19 pandemic and who are not delinquent at the time of the payment schedule modifications, have been excluded from TDRs. For the year ended December 31, 2020, payment schedule modifications having a recorded investment of $3.5 billion were excluded from TDRs based on this regulatory guidance.

NOTE 5 – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2020	2019
	(in thousands)
Land	$38,654	$38,836
Buildings and improvements	343,604	350,609
Furniture and equipment	165,572	158,064
Construction in progress	5,423	9,594
Total premises and equipment	553,253	557,103
Less: Accumulated depreciation and amortization	(321,773)	(317,057)
Net premises and equipment	$231,480	$240,046

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets totaled $536.7 million and $535.3 million as of December 31, 2020 and 2019, respectively. The increase of $1.4 million, net of amortization, was the result of the acquisition of a wealth management business in 2020. There were no goodwill impairment charges in 2020 based on the results of the annual test.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.

NOTE 7 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the fair value included in mortgage banking income on the consolidated statements of income:

	2020	2019	2018
	(in thousands)
Amortized cost:
Balance at beginning of period	$39,267	$38,573	$37,663
Originations of MSRs	12,173	7,546	6,756
Amortization	(12,695)	(6,852)	(5,846)
Balance at end of period	$38,745	$39,267	$38,573

Valuation allowance:
Balance at beginning of period	$—	$—	$—
Additions to valuation allowance	(10,500)	—	—
Balance at end of period	$(10,500)	$—	$—

Net MSRs at end of period	$28,245	$39,267	$38,573
Estimated fair value of MSRs at end of period	$28,245	$45,193	$50,200

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.7 billion and $4.9 billion as of December 31, 2020 and 2019, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $28.2 million and $45.2 million as of December 31, 2020 and 2019, respectively. Based on its fair value analysis as of December 31, 2020, the Corporation determined that a $10.5 million increase to the valuation allowance was required for the year ended December 31, 2020. The increase to the valuation allowance was recorded as a reduction to mortgage banking income on the consolidated statements of income for the year ended December 31, 2020. There were no valuation allowances for the years ended December 31, 2019 and 2018.

Total servicing income, recognized as an increase to mortgage banking income in the consolidated statements of income, was $11.9 million, $12.0 million and $11.8 million in 2020, 2019 and 2018, respectively, excluding the increase in the valuation allowance recorded in 2020.
Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $12.7 million, $6.9 million and $5.8 million in 2020, 2019 and 2018, respectively. Estimated future MSR amortization expense, based on balances as of December 31, 2020, and the estimated remaining lives of the underlying loans, follows (in thousands):

Year
2021	$6,550
2022	6,091
2023	5,586
2024	5,034
2025	4,429
Beyond 2025	11,055
Total estimated amortization expense	$38,745

NOTE 8 – DEPOSITS
Deposits consisted of the following as of December 31:

	2020	2019
	(in thousands)
Noninterest-bearing demand	$6,531,002	$4,453,324
Interest-bearing demand	5,818,564	4,720,188
Savings and money market accounts	5,929,792	5,153,941
Total demand and savings	18,279,358	14,327,453
Brokered deposits	335,185	264,531
Time deposits	2,224,664	2,801,929
Total Deposits	$20,839,207	$17,393,913

The scheduled maturities of time deposits as of December 31, 2020 were as follows (in thousands):

Year
2021	$1,417,396
2022	521,545
2023	160,700
2024	43,914
2025	26,092
Thereafter	55,017
$2,224,664

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.0 billion and $1.4 billion as of December 31, 2020 and 2019, respectively. Time deposits of $250,000 or more were $330.4 million and $472.8 million as of December 31, 2020 and 2019, respectively.

NOTE 9 – SHORT-TERM AND LONG-TERM BORROWINGS
Short-term borrowings as of December 31, 2020, 2019 and 2018 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below. The securities underlying the repurchase agreements remain in AFS investment securities.

	December 31			Maximum Outstanding
	2020	2019	2018	2020	2019	2018
	(in thousands)
Federal funds purchased	$—	$—	$—	$200,000	$274,998	$525,000
Short-term FHLB advances (1)	—	500,000	385,000	980,000	825,000	385,000
Customer funding (2)	630,066	383,241	369,777	630,066	404,207	547,678
Total short-term borrowings	$630,066	$883,241	$754,777

(1) Represents FHLB advances with an original maturity term of less than one year.
(2) Includes repurchase agreements and short-term promissory notes.

As of December 31, 2020, the Corporation had aggregate availability under federal funds lines of $1.8 billion. A combination of commercial real estate loans, commercial loans and investment securities were pledged to the FRB to provide access to FRB Discount Window borrowings. As of December 31, 2020 and 2019, the Corporation had $324.3 million and $334.3 million, respectively, of collateralized borrowing availability at the FRB Discount Window, and no outstanding borrowings.

FHLB advances with an original maturity of one year or more and long-term borrowings included the following as of December 31:

	2020	2019
	(in thousands)
FHLB advances	$535,973	$491,024
Subordinated debt	625,000	250,000
Senior notes	125,000	125,000
Junior subordinated deferrable interest debentures	16,496	16,496
Unamortized discounts and issuance costs	(6,206)	(751)
Total long-term borrowings	$1,296,263	$881,769

Excluded from the preceding table is the Parent Company’s revolving line of credit with Fulton Bank. As of December 31, 2020 and 2019, there were no amounts outstanding under this line of credit. This line of credit, with a total commitment of $75.0 million, is secured by insurance investments and bears interest at the LIBOR for maturities of one month plus 2.00%. The amount that the Corporation is permitted to borrow under this commitment at any given time is subject to a formula based on a percentage of the value of the collateral pledged. Although balances drawn on the line of credit and related interest income and expense are eliminated in the consolidated financial statements, this borrowing arrangement is senior to the subordinated debt and the junior subordinated deferrable interest debentures.

FHLB advances mature through 2027 and carry a weighted average interest rate of 1.78%. As of December 31, 2020, the Corporation had additional borrowing capacity of approximately $3.9 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investment securities and other assets.

The following table summarizes the scheduled maturities of FHLB advances with an original maturity of one year or more and long-term borrowings as of December 31, 2020 (in thousands):

Year
2021	$—
2022	178,857
2023	214,241
2024	489,190
2025	24,675
Thereafter	389,300
$1,296,263

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

As of December 31, 2020, the Parent Company owned all of the common stock of three subsidiary trusts, which have issued TruPS in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The TruPS are redeemable on specified dates, or earlier if certain events arise.

The following table provides details of the debentures as of December 31, 2020 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	2.96%	$6,186	06/30/34	03/31/21	100.0
Columbia Bancorp Statutory Trust II	Variable	2.14%	4,124	03/15/35	03/15/21	100.0
Columbia Bancorp Statutory Trust III	Variable	2.02%	6,186	06/15/35	03/15/21	100.0
			$16,496

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2020		2019
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$382,903	$8,034	$132,260	$1,123
Negative fair values	3,154	(35)	9,783	(53)
Forward Commitments
Positive fair values	—	—	75,000	63
Negative fair values	292,262	(2,263)	180,000	(371)
Interest Rate Swaps with Customers
Positive fair values	3,834,062	330,951	2,903,489	143,484
Negative fair values	45,640	(2)	376,705	(695)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	45,640	2	376,705	695
Negative fair values	3,834,062	(165,205)	2,903,489	(75,327)
Foreign Exchange Contracts with Customers
Positive fair values	1,121	5	3,373	38
Negative fair values	5,963	(275)	7,283	(154)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	6,372	318	9,028	192
Negative fair values	1,422	(5)	4,976	(45)

The following table presents the fair value gains (losses) on derivative financial instruments for the years ended December 31:

	Consolidated Statements of Income Classification	2020	2019	2018
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking	$4,974	$689	$(748)
Interest rate swaps	Other expense	70	122	1
Foreign exchange contracts	Other income	12	20	(75)
Net fair value gains (losses) on derivative financial instruments		$5,056	$831	$(822)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of December 31:

	2020	2019
	(in thousands)
Amortized cost (1)	$80,662	$37,396
Fair value	83,886	37,828
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $2.8 million for the year ended December 31, 2020, losses related to changes in fair values of mortgage loans held for sale were $260,000 for the year ended December 31, 2019, and gains related to changes in fair values of mortgage loans held for sale were $231,000 for the year ended December 31, 2018. The gains and losses are recorded on the consolidated income statements as an adjustment to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2020
Interest rate swap derivative assets	$330,951	$(2)	$—	$330,949
Foreign exchange derivative assets with correspondent banks	318	(5)	—	313
Total	$331,269	$(7)	$—	$331,262

Interest rate swap derivative liabilities	$165,205	$(2)	$(165,203)	$—
Foreign exchange derivative liabilities with correspondent banks	5	(5)	—	—
Total	$165,210	$(7)	$(165,203)	$—

2019
Interest rate swap derivative assets	$144,179	$(757)	$—	$143,422
Foreign exchange derivative assets with correspondent banks	192	(45)	—	147
Total	$144,371	$(802)	$—	$143,569

Interest rate swap derivative liabilities	$76,022	$(757)	$(75,265)	$—
Foreign exchange derivative liabilities with correspondent banks	45	(45)	—	—
Total	$76,067	$(802)	$(75,265)	$—

(1)For interest rate swap assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate swap liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.
(2)Amounts represent cash collateral (pledged by the Corporation) or received from the counterparty on interest rate swap transactions and foreign exchange contracts with financial institution counterparties. Interest rate swaps with customers are collateralized by the same collateral securing the underlying loans to those borrowers. Cash collateral amounts are included in the table only to the extent of the net derivative fair values.

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
•Meet a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 leverage capital ratio of 4.00% of average assets;
•Maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and
•Comply with a revised definition of capital to improve the ability of regulatory capital instruments to absorb losses. Certain non-qualifying capital instruments, including cumulative preferred stock and TruPS, are excluded as a component of Tier 1 capital for institutions of the Corporation's size.
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

The Corporation and the Bank are required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The rules provide that the failure to maintain the "capital conservation buffer" results in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the U.S. Basel III Capital Rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from the Bank, it may not have sufficient funds to pay dividends on its common stock, service its debt obligations or repurchase its common stock.
As of December 31, 2020 and 2019, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the U.S. Basel III Capital Rules.
As of December 31, 2020 and 2019, the Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculation. To be categorized as well capitalized, the bank was required to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since December 31, 2020, that management believes have changed the institution's categories.

The following tables present the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements under the U.S. Basel III Capital Rules, as of December 31:

	2020
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,837,801	14.4%	$1,571,876	8.0%	N/A	N/A
Fulton Bank, N.A.	2,758,963	14.1	1,562,322	8.0	$1,952,903	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,067,640	10.5%	$1,178,907	6.0%	N/A	N/A
Fulton Bank, N.A	2,529,802	13.0	1,171,742	6.0	$1,562,322	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,874,762	9.5%	$884,181	4.5%	N/A	N/A
Fulton Bank, N.A	2,485,802	12.7	878,806	4.5	$1,269,387	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,067,640	8.2%	$1,009,469	4.0%	N/A	N/A
Fulton Bank, N.A	2,529,802	10.1	1,001,313	4.0	$1,251,641	5.0%
N/A – Not applicable as "well capitalized" applies to banks only.

	2019
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,179,197	11.8%	$1,481,425	8.0%	N/A	N/A
Fulton Bank, N.A.	2,224,505	12.1	1,473,880	8.0	$1,842,350	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,796,987	9.7%	$1,111,068	6.0%	N/A	N/A
Fulton Bank, N.A	2,058,295	11.2	1,105,410	6.0	$1,473,880	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,796,987	9.7%	$833,301	4.5%	N/A	N/A
Fulton Bank, N.A	2,014,295	10.9	829,057	4.5	$1,197,527	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$1,796,987	8.4%	$850,727	4.0%	N/A	N/A
Fulton Bank, N.A	2,058,295	9.8	844,341	4.0	$1,055,426	5.0%
N/A – Not applicable as "well capitalized" applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by the Bank to the Parent Company are subject to certain legal and regulatory limitations. The total amount available for payment of dividends by the Bank to the Corporation was approximately $220 million as of December 31, 2020, based on the Bank maintaining enough capital to be considered well capitalized under the U.S. Basel III Capital Rules.
Under current regulations, the Bank is limited in the amount it may loan to its affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of the Bank's regulatory capital.

NOTE 12 – INCOME TAXES
The components of the provision for income taxes are as follows:

	2020	2019	2018
	(in thousands)
Current tax expense:
Federal	$38,396	$32,610	$35,783
State	7,389	5,204	5,352
	45,785	37,814	41,135
Deferred tax (benefit) expense:
Federal	(18,131)	(1,271)	(16,841)
State	(3,460)	1,106	283
	(21,591)	(165)	(16,558)
Total income tax expense	$24,194	$37,649	$24,577

The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Tax credit investments	(5.7)	(4.6)	(6.1)
Tax-exempt income	(4.9)	(3.9)	(4.1)
Bank owned life insurance	(0.7)	(0.4)	(0.4)
State income taxes, net of federal benefit	1.1	0.2	2.0
Change in valuation allowance	—	1.8	(0.1)
Re-measurement of net DTA due to the Tax Act	—	—	(0.3)
Executive compensation	—	—	0.1
FDIC Premium	0.3	—	—
Penalties	0.2	—	—
Other, net	0.7	0.2	(1.6)
Effective income tax rate	12.0%	14.3%	10.5%

The net DTA recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2020	2019
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$67,059	$37,081
Tax credit carryforwards	39,294	43,133
State loss carryforwards	20,401	16,324
Tax credit investments	10,159	6,799
Other accrued expenses	9,801	8,797
Deferred compensation	8,486	7,752
Stock-based compensation	3,289	2,930
Postretirement and defined benefit plans	1,553	599
Other	12,107	4,246
Total gross deferred tax assets	172,149	127,661
Deferred tax liabilities:
Equipment lease financing	44,216	42,273
Unrealized holding gains on AFS securities	23,978	4,223
Premises and equipment	8,876	6,282
MSRs	6,414	8,686
Acquisition premiums/discounts	5,466	5,266
Intangible assets	1,205	1,136
Other	15,811	12,387
Total gross deferred tax liabilities	105,966	80,253
Net deferred tax asset, before valuation allowance	66,183	47,408
Valuation allowance	(20,401)	(16,324)
Net deferred tax asset	$45,782	$31,084

In assessing the realizability of DTAs, management considers whether it is more likely than not that some or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income and/or capital gain income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, such as those that may be implemented to generate capital gains, in making this assessment.

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2020 and 2019, the Corporation had state net operating loss carryforwards of approximately $263.6 million and $392.0 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2040.

As of December 31, 2020, based on the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its DTAs, net of the valuation allowance.

As of December 31, 2020, the Corporation had tax credit carryforwards related to TCIs of approximately $39.3 million. The corporation recorded a DTA of $39.3 million, reflecting the benefit of these tax credit carryforwards. Such DTA will begin to expire in 2040 if not yet utilized.

Uncertain Tax Positions
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2020	2019	2018
	(in thousands)
Balance at beginning of year	$2,517	$2,726	$2,550
Current period tax positions	95	292	593
Lapse of statute of limitations	(461)	(501)	(417)
Balance at end of year	$2,151	$2,517	$2,726

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year.

Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $513,000 is expected to reverse in 2021 due to lapsing of the statute of limitations. Decreases can also occur throughout the settlement of positions with taxing authorities.

As of December 31, 2020, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $468,000 of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $(17,000) and $22,000 in 2020 and 2019, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2020 and 2019, total accrued interest and penalties related to unrecognized tax positions were approximately $680,000 and $697,000, respectively.

The Corporation files income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2017.

Tax Credit Investments

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments as of December 31:

	2020	2019
Included in other assets:	( in thousands)
Affordable housing tax credit investments, net	$152,203	$153,351
Other tax credit investments, net	59,224	64,354
Total TCIs, net	$211,427	$217,705
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$31,562	$16,684
Other tax credit liabilities	49,491	55,105
Total unfunded tax credit commitments and liabilities	$81,053	$71,789

The following table presents other information relating to the Corporation's TCIs for the years ended December 31:

	2020	2019	2018
	( in thousands)
Components of income taxes:
Affordable housing tax credits and other tax benefits	$(28,777)	$(30,642)	$(30,721)
Other tax credit investment credits and tax benefits	(4,163)	(4,542)	(6,385)
Amortization of affordable housing investments, net of tax benefit	20,429	22,184	21,569
Deferred tax expense	921	954	1,341
Total reduction in income tax expense	$(11,590)	$(12,046)	$(14,196)
Amortization of TCIs:
Affordable housing tax credits investment	$4,087	$3,344	$3,355
Other tax credit investment amortization	2,039	2,677	8,094
Total amortization of TCIs	$6,126	$6,021	$11,449

NOTE 13 – NET INCOME PER COMMON SHARE

Basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding.

Diluted net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock, RSUs and PSUs. PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2020	2019	2018
	(in thousands)
Weighted average common shares outstanding (basic)	162,372	166,902	175,395
Impact of common stock equivalents	718	890	1,148
Weighted average common shares outstanding (diluted)	163,090	167,792	176,543

NOTE 14 – SHAREHOLDERS’ EQUITY

Preferred Stock

On October 29, 2020, the Corporation issued 8.0 million depositary shares ("Depositary Shares"), each representing a 1/40th interest in a share of Fulton’s 5.125% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of which 200,000 are authorized and issued, with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share), for an aggregate offering amount of $200 million. The preferred stock is redeemable, at the Corporation’s option, in whole or in part, on and after January 15, 2026, and redeemable in whole, but not in part, prior to January 15, 2026 within 90 days following the occurrence of a regulatory capital treatment event. The Corporation received net proceeds from the offering of $192.9 million, after deducting underwriting discounts and commissions and before deducting transaction expenses payable by the Corporation.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2020
Unrealized gain on securities	$85,188	$(19,537)	$65,651
Reclassification adjustment for securities gains included in net income (1)	(3,053)	694	(2,359)
Amortization of net unrealized losses on AFS transferred to HTM (2)	4,360	(912)	3,448
Unrecognized pension and postretirement income	(3,242)	710	(2,532)
Amortization of net unrecognized pension and postretirement items (3)	1,311	(291)	1,020
Total Other Comprehensive Income	$84,564	$(19,336)	$65,228
2019
Unrealized gain on securities	$73,085	$(16,166)	$56,919
Reclassification adjustment for securities gains included in net income (1)	(4,733)	1,047	(3,686)
Amortization of net unrealized losses on AFS transferred to HTM (2) (4)	8,070	(1,785)	6,285
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(873)	193	(680)
Unrecognized pension and postretirement income	(1,203)	266	(937)
Amortization of net unrecognized pension and postretirement items (3)	1,316	(291)	1,025
Total Other Comprehensive Income	$75,662	$(16,736)	$58,926
2018
Unrealized loss on securities	$(31,235)	$6,909	$(24,326)
Reclassification adjustment for securities gains included in net income (1)	(37)	7	(30)
Amortization of net unrealized losses on AFS transferred to HTM (2)	2,694	(596)	2,098
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	285	(63)	222
Unrecognized pension and postretirement income	1,798	(398)	1,400
Amortization of net unrecognized pension and postretirement items (3)	2,116	(468)	1,648
Total Other Comprehensive Loss	$(24,379)	$5,391	$(18,988)

(1)    Amounts reclassified out of AOCI/(loss). Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See "Note 3 - Investment Securities," for additional details.
(2)    Amounts reclassified out of AOCI/(loss). Before-tax amounts included as a reduction to "Interest Income" on the consolidated statements of income. See "Note 3, - Investment Securities," for additional details.
(3)    Amounts reclassified out of AOCI/(loss). Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See "Note 13 - Employee Benefit Plans," for additional details.
(4)    Before-Tax amount includes a $3.7 million reclassification of unrealized loss related to the early adoption of ASU 2019-04, as disclosed in "Note 1 - Summary of Significant Accounting Policies" from "Amortization of net unrealized losses on AFS securities transferred to HTM" to "Unrealized gain on securities."

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gains (Losses) on Investment Securities Not Other-Than-Temporarily Impaired	Unrealized Non-Credit Gains (Losses) on Other-Than-Temporarily Impaired Debt Securities	Unrecognized Pension and Postretirement Plan Income (Cost)	Total
	(in thousands)
Balance at December 31, 2017	$(18,509)	$458	$(14,923)	$(32,974)
Other comprehensive loss before reclassifications	(24,326)	222	1,400	(22,704)
Amounts reclassified from accumulated other comprehensive income (loss)	(30)	—	1,648	1,618
Amortization of net unrealized losses on AFS securities transferred to HTM	2,098	—	—	2,098
Reclassification of stranded tax effects	(3,887)	—	(3,214)	(7,101)
Balance at December 31, 2018	(44,654)	680	(15,089)	(59,063)
Other comprehensive income before reclassifications	56,919	(680)	(937)	55,302
Amounts reclassified from accumulated other comprehensive income (loss)	(3,686)	—	1,025	(2,661)
Amortization of net unrealized losses on AFS securities transferred to HTM	6,285	—	—	6,285
Balance at December 31, 2019	14,864	—	(15,001)	(137)
Other comprehensive income before reclassifications	65,651	—	(2,532)	63,119
Amounts reclassified from accumulated other comprehensive income (loss)	(2,359)	—	1,020	(1,339)
Amortization of net unrealized losses on AFS securities transferred to HTM	3,448	—	—	3,448
Balance at December 30, 2020	$81,604	$—	$(16,513)	$65,091

Common Stock Repurchase Plans

In February 2021, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021.

In October 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020. During the first quarter of 2020, 2.9 million shares were repurchased at a total cost of $39.7 million, or $13.65 per share, under this program. The repurchase program was suspended in mid-March in order to preserve liquidity in response to potential unknown economic impacts of the COVID-19 pandemic at that time.

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

Under these repurchase programs, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

NOTE 15 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2020	2019	2018
	(in thousands)
Compensation expense	$8,381	$7,413	$7,965
Tax benefit	(1,790)	(1,610)	(2,625)
Total stock-based compensation, net of tax	$6,591	$5,803	$5,340

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 21.4%, 21.7% and 33.0% in 2020, 2019 and 2018, respectively. These percentages differ from the Corporation’s federal statutory tax rate of 21%. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs, and PSUs. Tax benefits in excess of the tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised, and excess tax benefits realized on vesting RSUs and PSUs during the period.

The following table provides information about stock option activity for the year ended December 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable as of December 31, 2019	500,260	$11.12
Exercised	(89,725)	9.99
Forfeited	(1,047)	12.25
Expired	(11,181)	10.27
Outstanding and exercisable as of December 31, 2020	398,307	$11.39	1.9 years	$0.5

The following table presents information about stock options exercised:

	2020	2019	2018
	(dollars in thousands)
Number of options exercised	89,725	150,296	214,845
Total intrinsic value of options exercised	$192	$1,028	$1,616
Cash received from options exercised	$880	$1,446	$2,210
Tax benefit from options exercised	$37	$188	$291

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The following table provides information about nonvested restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2020:

	Restricted Stock/RSUs/PSUs (1)
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	1,425,021	$16.39
Granted	911,367	11.82
Vested	(357,838)	17.88
Forfeited	(81,170)	13.74
Nonvested as of December 31, 2020	1,897,380	$14.07

(1) There were no nonvested stock options at December 31, 2020 or 2019.

As of December 31, 2020, there was $11.1 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of 1.9 years. As of

December 31, 2020, the Employee Equity Plan had 9.3 million shares reserved for future grants through 2023, and the Directors’ Plan had 180,000 shares reserved for future grants through 2021.
The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2020	2019	2018
Risk-free interest rate	0.25%	2.27%	2.63%
Volatility of Corporation’s stock	33.10%	23.00%	23.50%
Expected life of PSUs	3 years	3 years	3 years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2020, 2019 and 2018 of $10.16, $16.83 and $12.92, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2020	2019	2018
ESPP shares purchased	194,485	136,576	110,200
Average purchase price per share (85% of market value)	$10.02	$14.03	$14.74
Compensation expense recognized (in thousands)	$344	$338	$287

NOTE 16 – EMPLOYEE BENEFIT PLANS
The following summarizes retirement plan expense for the years ended December 31:

	2020	2019	2018
	(in thousands)
401(k) Retirement Plan	$9,853	$8,976	$8,482
Pension Plan	660	2,484	3,435
Total	$10,513	$11,460	$11,917

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

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2020	2019	2018
	(in thousands)
Interest cost	$2,726	$3,257	$3,053
Expected return on assets	(3,925)	(2,754)	(2,047)
Net amortization and deferral	1,859	1,981	2,429
Net periodic pension cost	$660	$2,484	$3,435

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2020	2019
	(in thousands)
Projected benefit obligation at beginning of year	$86,204	$79,426
Interest cost	2,726	3,257
Benefit payments	(4,104)	(4,114)
Change in assumptions	7,532	8,259
Experience gain	(66)	(624)
Projected benefit obligation at end of year	$92,292	$86,204

Fair value of plan assets at beginning of year	$83,676	$57,825
Employer contributions (1)	—	20,755
Actual return on plan assets	7,605	9,210
Benefit payments	(4,104)	(4,114)
Fair value of plan assets at end of year	$87,177	$83,676
(1)    The Corporation funds at least the minimum amount required by federal law and regulations. The Corporation contributed $20.8 million to the Pension Plan during 2019.

The following table presents the funded status of the Pension Plan, included in other liabilities on the consolidated balance sheets, as of December 31:

	2020	2019
	(in thousands)
Projected benefit obligation	$(92,292)	$(86,204)
Fair value of plan assets	87,177	83,676
Funded status	$(5,115)	$(2,528)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive income (loss):

	Unrecognized Net Loss
	Before tax	Net of tax
	(in thousands)
Balance as of December 31, 2018	$24,347	$18,961
Recognized as a component of 2019 periodic pension cost	(1,981)	(1,543)
Unrecognized gains arising in 2019	1,180	919
Balance as of December 31, 2019	23,546	18,337
Recognized as a component of 2020 periodic pension cost	(1,859)	(1,452)
Unrecognized losses arising in 2020	3,787	2,958
Balance as of December 31, 2020	$25,474	$19,843

The total amount of unrecognized net loss that will be amortized as a component of net periodic pension cost in 2021 is expected to be $2.3 million.

The following rates were used to calculate the net periodic pension cost and the present value of benefit obligations as of December 31:

	2020	2019	2018
Discount rate-projected benefit obligation	2.50%	3.25%	4.25%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The discount rates used were determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments and rounded to the nearest 0.25%.
The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2020 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2020		2019
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$37,847		$26,377
Equity common trust funds	12,450		11,810
Equity securities	50,297	57.7%	38,187	45.6%
Cash and money market funds	9,444		21,182
Fixed income mutual funds	16,134		14,370
Corporate debt securities	3,319		3,124
U.S. Government agency securities	6,257		3,078
Fixed income securities and cash	35,154	40.3%	41,754	49.9%
Other alternative investment funds	1,726	2.0%	3,735	4.5%
Total	$87,177	100.0%	$83,676	100.0%

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
The fair values for assets held by the Pension Plan are based on quoted prices for identical instruments and would be categorized as Level 1 assets under the fair value hierarchy.

Estimated future benefit payments are as follows (in thousands):

Year
2021	$4,399
2022	4,452
2023	4,565
2024	4,652
2025	4,724
Thereafter	24,461
Total	$47,253

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

The components of the net benefit for Postretirement Plan other than pensions are as follows:

	2020	2019	2018
	(in thousands)
Interest cost	$43	$61	$57
Net amortization and deferral	(548)	(556)	(559)
Net postretirement benefit	$(505)	$(495)	$(502)

This table summarizes the changes in the accumulated postretirement benefit obligation for the years ended December 31:

	2020	2019
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$1,450	$1,520
Interest cost	43	61
Benefit payments	(177)	(187)
Change in experience	(32)	17
Change in assumptions	38	39
Accumulated postretirement benefit obligation at end of year	$1,322	$1,450

The fair values of the plan assets were $0 as of both December 31, 2020 and 2019. The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2020 and 2019 was $1.3 million and $1.5 million, respectively. The following table summarizes the changes in items recognized as a component of accumulated other comprehensive income (loss):

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2018	$(3,940)	$(1,096)	$(5,036)	$(3,928)
Recognized as a component of 2019 postretirement cost	464	92	556	433
Unrecognized gains arising in 2019	—	56	56	44
Balance as of December 31, 2019	(3,476)	(948)	(4,424)	(3,451)
Recognized as a component of 2020 postretirement cost	464	84	548	428
Unrecognized gains arising in 2020	—	6	6	5
Balance as of December 31, 2020	$(3,012)	$(858)	$(3,870)	$(3,018)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2020	2019	2018
Discount rate-projected benefit obligation	2.50%	3.25%	4.25%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments and rounded to the nearest 0.25%.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2021	$161
2022	149
2023	138
2024	126
2025	115
Thereafter	426
Total	$1,115

NOTE 17 – LEASES

The Corporation has operating leases for certain financial centers, corporate offices and land.

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income (in thousands):

	2020	2019
Operating lease expense	$18,481	$18,852
Variable lease expense	2,830	2,924
Sublease income	(749)	(791)
Total lease expense	$20,562	$20,985

Supplemental consolidated balance sheet information related to leases was as follows as of December 31 (dollars in thousands):

Operating Leases	Balance Sheet Classification	2020	2019
ROU assets	Other assets	$84,227	$102,779
Lease liabilities	Other liabilities	$96,812	$109,608
Weighted average remaining lease term		7.5 years	8.1 years
Weighted average discount rate		2.96%	3.05%

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term, as of January 1, 2019, for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$18,973	$18,563
ROU assets obtained in exchange for lease obligations	2,931	117,496

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows (in thousands):

Year	Operating Leases
2021	$18,973
2022	18,131
2023	16,999
2024	14,852
2025	13,157
Thereafter	44,627
Total lease payments	126,739
Less: imputed interest	(29,927)
Present value of lease liabilities	$96,812

As of December 31, 2020, the Corporation had not entered into any material leases that have not yet commenced.

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

The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in commitments to extend credit and letters of credit. See "Note 4 - Allowance for Credit Losses and Asset Quality," for additional information.

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2020	2019
	(in thousands)
Commercial and industrial	$5,245,041	$3,997,401
Real estate - commercial mortgage and real estate - construction	1,787,963	1,168,624
Real estate - home equity	1,618,051	1,523,494
Total commitments to extend credit	$8,651,055	$6,689,519

Standby letters of credit	$298,750	$303,020
Commercial letters of credit	56,229	50,432
Total letters of credit	$354,979	$353,452

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

The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of December 31, 2020 and 2019, the total reserve for losses on residential mortgage loans sold was $1.1 million and $3.2 million, respectively, including reserves for both representation and warranty and credit loss exposures. With the adoption of CECL on January 1, 2020 the reserve for estimated losses on certain residential mortgage loans sold to investors was reclassified to ACL - OBS credit exposures. The reclassification resulted in a $2.1 million increase to the ACL - OBS credit exposures and a corresponding decrease to the reserve for estimated losses related to loans sold to investors in the first quarter of 2020.

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

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress filed a putative collective and class action lawsuit on behalf of herself and other teller supervisors, tellers, and other similar non-exempt employees in the U.S. District Court for the District of New Jersey, D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. Fulton Bank accepted summons without a formal service of process on January 20, 2020. The lawsuit alleges that Fulton Bank did not record or otherwise account for the amount of time D. Kress and putative collective and class members spent conducting branch opening security procedures. The allegation is that, as a result, Fulton Bank did not properly compensate those employees for their regular and overtime wages. The lawsuit alleges that by doing so, Fulton violated: (i) the federal Fair Labor Standards Act and seeks back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and seeks back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and seeks back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserts New Jersey common law claims seeking compensatory damages and interest. The Corporation and counsel representing plaintiffs ("Plaintiffs’ Counsel") have reached and executed a formal Settlement Agreement to resolve this lawsuit. Plaintiffs’ Counsel has filed a Motion for Preliminary Approval of Class and Collective Settlement and Provisional Certification of Settlement Class and Collective ("the Motion") with the U.S. District Court for the District of New Jersey ("the Court"). The Corporation is not able to provide any assurance that the Court will grant the Motion. If the Court does grant the Motion, the

Settlement Agreement will be administered according to its terms and thereafter subject to final approval by the Court. The financial terms of the Settlement Agreement are not expected to be material to the Corporation. The Corporation established an accrued liability during the third quarter of 2020 for the costs expected to be incurred in connection with the Settlement Agreement.

NOTE 19 – FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$83,886	$—	$83,886
Available for sale investment securities:
State and municipal securities	—	952,613	—	952,613
Corporate debt securities	—	367,145	—	367,145
Collateralized mortgage obligations	—	503,766	—	503,766
Residential mortgage-backed securities	—	377,998	—	377,998
Commercial mortgage-backed securities	—	762,415	—	762,415
Auction rate securities	—	—	98,206	98,206
Total available for sale investment securities	—	2,963,937	98,206	3,062,143
Other assets:
Investments held in Rabbi Trust	24,383	—	—	24,383
Derivative assets	323	338,987	—	339,310
Total assets	$24,706	$3,386,810	$98,206	$3,509,722
Other liabilities:
Deferred compensation liabilities	$24,383	$—	$—	$24,383
Derivative liabilities	280	167,505	—	167,785
Total liabilities	$24,663	$167,505	$—	$192,168

	2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$37,828	$—	$37,828
Available for sale investment securities:
State and municipal securities	—	652,927	—	652,927
Corporate debt securities	—	374,957	2,400	377,357
Collateralized mortgage obligations	—	693,718	—	693,718
Residential mortgage-backed securities	—	177,312	—	177,312
Commercial mortgage-backed securities	—	494,297	—	494,297
Auction rate securities	—	—	101,926	101,926
Total available for sale investment securities	—	2,393,211	104,326	2,497,537
Other assets:
Investments held in Rabbi Trust	22,213	—	—	22,213
Derivative assets	230	145,365	—	145,595
Total assets	$22,443	$2,576,404	$104,326	$2,703,173
Other liabilities:
Deferred compensation liabilities	$22,213	$—	$—	$22,213
Derivative liabilities	199	76,447	—	76,646
Total liabilities	$22,412	$76,447	$—	$98,859

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2020 and 2019, were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.
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
•Corporate debt securities – This category consists of subordinated and senior debt issued by financial institutions ($362.8 million at December 31, 2020 and $362.3 million at December 31, 2019), single-issuer trust preferred securities issued by financial institutions ($0.0 million at December 31, 2020 and $11.2 million at December 31, 2019), and other corporate debt issued by non-financial institutions ($4.4 million at December 31, 2020 and $3.9 million at December 31, 2019). As noted in "Note 3 - Investment Securities", several corporate debt securities were sold during 2020. Refer to the specific note for further information.
Level 2 investments include subordinated debt and senior debt, other corporate debt issued by non-financial institutions and $0.0 million and $8.8 million of single-issuer trust preferred securities held at December 31, 2020 and 2019, respectively. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include the Corporation's investments certain single-issuer TruPS ($0.0 million at December 31, 2020 and $2.4 million December 31, 2019). The fair values of these securities were determined based on quotes provided by third-party brokers who determined fair values based predominantly on internal valuation models which were not indicative prices or binding offers. The Corporation’s third-party pricing service cannot derive fair values for these securities primarily due to inactive markets for similar investments. Level 3 values are tested by management primarily through trend analysis, by comparing current values to those reported at the end of the preceding calendar quarter, and determining if they are reasonable based on price and spread movements for this asset class.
•Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime within the next 5 years. If the assumed return to market liquidity was lengthened beyond the next 5 years, this would result in a decrease in the fair value of these ARCs. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid. Level 3 values are tested by management through the performance of a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including bond ratings, parity ratios, balances and delinquency levels.
Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.
Derivative assets - Fair value of foreign currency exchange contracts classified as Level 1 assets ($323,000 at December 31, 2020 and $230,000 at December 31, 2019). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($8.0 million at December 31, 2020 and $1.2 million at December 31, 2019) and the fair value of interest rate swaps ($331.0 million at December 31, 2020 and $144.2 million at December 31, 2019). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 10 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.
Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($280,000 at December 31, 2020 and $199,000 at December 31, 2019).
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.3 million at December 31, 2020 and $424,000 at December 31, 2019) and the fair value of interest rate swaps ($165.2 million at December 31, 2020 and $76.0 million at December 31, 2019).
The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Derivative assets" above.
The following table presents the changes in AFS investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Pooled Trust Preferred Securities	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2018	$875	$2,400	$102,994
Sales	(770)	—	—
Unrealized adjustment to fair value (1)	(105)	(4)	(1,068)
Discount accretion (2)	—	4	—
Balance at December 31, 2019	$—	$2,400	$101,926
Sales	—	(2,160)	—
Unrealized adjustment to fair value (1)	—	(242)	(3,720)
Discount accretion (2)	—	2	—
Balance at December 31, 2020	$—	$—	$98,206
(1)Pooled trust preferred securities, single-issuer trust preferred securities and ARCs are classified as AFS investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "AFS at estimated fair value" on the consolidated balance sheets.
(2)Included as a component of "net interest income" on the consolidated statements of income.

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial instruments measured at fair value on a nonrecurring basis:

	2020	2019
	(in thousands)
Loans, net	$116,584	$144,807
OREO	4,178	6,831
MSRs (1)	28,245	45,193
Total assets	$149,007	$196,831
(1)Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at lower of amortized cost or fair value. See "Note 7 - Mortgage Servicing Rights" for additional information.

The valuation techniques used to measure fair value for the items in the table above are as follows:
•Loans, net – This category consists of loans that were individually evaluated for impairment and have been classified as Level 3 assets. In 2020, the amount shown is the balance of nonaccrual loans, net of the related ACL. In 2019, the amount shown is the balance of impaired loans, net of the related ACL See "Note 4 - Allowance for Credit Losses and Asset Quality," for additional details.
•OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2020, valuation were 19.5% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 7 - Mortgage Servicing Rights," for additional information. Changes in any of those inputs, in isolation, could result in a significantly different fair value measurement, as depicted in the table below:

Significant Input	Scenario Shock	% Change in Valuation
Prepayment Rate	+ 30%	(22)%
Prepayment Rate	- 30%	20%
Discount Rate	- 200 bps	(5)%
Discount Rate	+ 200 bps	7%

In 2008, the Corporation received Class B restricted shares of Visa, Inc. ("Visa") as part of Visa’s initial public offering. These securities are considered equity securities without readily determinable fair values. As such, the approximately 133,000 Visa Class B shares owned as of December 31, 2020 were carried at a zero cost basis.

The following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2020 and 2019. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(in thousands)
Cash and cash equivalents	$1,847,832	$1,847,832	$—	$—	$1,847,832
FRB and FHLB stock	92,129	—	92,129	—	92,129
Loans held for sale	83,886	—	83,886	—	83,886
HTM securities	278,281	—	296,857	—	296,857
AFS securities	3,062,143	—	2,963,937	98,206	3,062,143
Net Loans	18,623,253	—	—	18,354,532	18,354,532
Accrued interest receivable	72,942	72,942	—	—	72,942
Other assets	650,425	279,015	338,987	32,423	650,425
FINANCIAL LIABILITIES
Demand and savings deposits	$18,279,358	$18,279,358	$—	$—	$18,279,358
Brokered deposits	335,185	295,185	41,206	—	336,391
Time deposits	2,224,664	—	2,246,457	—	2,246,457
Accrued interest payable	10,365	10,365	—	—	10,365
Short-term borrowings	630,066	630,066	—	—	630,066
Long-term borrowings	1,296,263	—	1,332,041	—	1,332,041
Other liabilities	338,747	156,869	167,505	14,373	338,747

	2019
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(in thousands)
Cash and cash equivalents	$517,791	$517,791	$—	$—	$517,791
FRB and FHLB stock	97,422	—	97,422	—	97,422
Loans held for sale	37,828	—	37,828	—	37,828
HTM securities	369,841	—	383,705	—	383,705
AFS securities	2,497,537	—	2,393,211	104,326	2,497,537
Net Loans	16,673,904	—	—	16,485,122	16,485,122
Accrued interest receivable	60,898	60,898	—	—	60,898
Other assets	431,565	234,176	145,365	52,024	431,565
FINANCIAL LIABILITIES
Demand and savings deposits	$14,327,453	$14,327,453	$—	$—	$14,327,453
Brokered deposits	264,531	224,531	40,549	—	265,080
Time deposits	2,801,930	—	2,828,988	—	2,828,988
Accrued interest payable	8,834	8,834	—	—	8,834
Short-term borrowings	883,241	883,241	—	—	883,241
Long-term borrowings	881,769	—	878,385	—	878,385
Other liabilities	221,542	142,508	76,447	2,587	221,542

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

As of December 31, 2020, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

NOTE 20 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands)
ASSETS
Cash and cash equivalents	$10,063	$10,841
Other assets	28,940	1,087
Receivable from subsidiaries	53,438	78,025
Investments in:
Bank subsidiary	3,045,529	2,555,448
Non-bank subsidiaries	313,003	419,145
Total Assets	$3,450,973	$3,064,546
LIABILITIES AND EQUITY
Long-term borrowings	$759,782	$387,756
Payable to non-bank subsidiaries	—	276,768
Other liabilities	74,363	57,846
Total Liabilities	834,145	722,370
Shareholders’ equity	2,616,828	2,342,176
Total Liabilities and Shareholders’ Equity	$3,450,973	$3,064,546

CONDENSED STATEMENTS OF INCOME

	2020	2019	2018
	(in thousands)
Income:
Dividends from subsidiaries	$161,000	$209,000	$150,000
Other (1)	100	191,978	188,165
	161,100	400,978	338,165
Expenses	48,634	218,837	210,333
Income before income taxes and equity in undistributed net income of subsidiaries	112,466	182,141	127,832
Income tax benefit	(9,679)	(5,798)	(7,100)
	122,145	187,939	134,932
Equity in undistributed net income (loss) of:
Bank subsidiary	162,037	44,926	74,631
Non-bank subsidiaries	(106,142)	(6,526)	(1,170)
Net Income	178,040	226,339	208,393
Preferred stock dividends	(2,135)	—	—
Net Income Available to Common Shareholders	$175,905	$226,339	$208,393
(1) Consists primarily of management fees received from subsidiary banks in 2019 and 2018.

CONDENSED STATEMENTS OF CASH FLOWS

	2020	2019	2018
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$178,040	$226,339	$208,393
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	1,128	842	813
Stock-based compensation	7,529	7,413	7,967
(Increase) decrease in other assets	(307,976)	(20,449)	6,327
Equity in undistributed net income of subsidiaries	(55,895)	(38,400)	(73,460)
(Decrease) increase in other liabilities and payable to non-bank subsidiaries	(244,598)	1,580	36,273
Total adjustments	(599,812)	(49,014)	(22,080)
Net cash provided by operating activities	(421,772)	177,325	186,313
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of long-term borrowings	(19,453)	—	—
Additions to long-term borrowings	370,898	—	—
Net proceeds from issuance of preferred stock	192,878	—	—
Net proceeds from issuance of common stock	7,375	6,362	6,733
Dividends paid	(90,956)	(92,330)	(89,654)
Acquisition of treasury stock	(39,748)	(111,457)	(95,308)
Net cash used in financing activities	420,994	(197,425)	(178,229)
Net (Decrease) Increase in Cash and Cash Equivalents	(778)	(20,100)	8,084
Cash and Cash Equivalents at Beginning of Year	10,841	30,941	22,857
Cash and Cash Equivalents at End of Year	$10,063	$10,841	$30,941

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of the allowance for credit losses related to loans evaluated collectively

As discussed in Notes 1 and 4 to the consolidated financial statements, the Corporation’s allowance for credit losses         related to loans evaluated collectively for expected credit losses (the collective ACL) was $264.2 million, of a total allowance for credit losses of $277.6 million as of December 31, 2020. The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics and uses an undiscounted approach. The Corporation estimates the collective ACL by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan level. The PD models are econometric regression models that utilize the Corporation’s historical credit loss experience and incorporate a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios. The reasonable and supportable forecast is applied over the estimated life of the Corporation’s loan portfolio. The LGD model calculates a lifetime LGD estimate for each loan pool utilizing a loss rate approach that is based on the Corporation’s historical charge-off experience. The EAD calculation incorporates prepayment rates, and inputs related to loan level cash flows, maturity dates, and interest rates. The prepayment rates utilized in the EAD calculation are sourced from a prepayment model that utilizes the Corporation’s historical loan prepayment history to develop prepayment speeds. The collective ACL also includes qualitative reserve adjustments for factors that are not fully captured in the quantitative model.

We identified the assessment of the valuation of the collective ACL as a critical audit matter. Such assessment involved significant measurement uncertainty requiring complex auditor judgment, and specialized skills and knowledge of the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the collective ACL encompassed the evaluation of the overall ACL methodology, which includes the methods and models used to estimate PD, LGD, and EAD and their key assumptions and inputs. Such key assumptions and inputs include the historical observation period, loan pool segmentation (including the use of credit risk ratings for commercial and industrial loans, commercial mortgages and construction loans for the PD model), the reasonable and supportable economic forecast, the prepayment rate and loan level cash flow adjustments. The assessment also included an evaluation of the qualitative adjustments including an evaluation of the methods used by the Corporation in estimating this reserve. The collective ACL estimate is sensitive to changes in the assumption discussed above such that changes in these assumptions can cause significant changes to the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Corporation’s measurement of the collective ACL estimate, including controls over the:

•Development of the collective ACL methodology
•Development of the PD, LGD, and prepayment models and of the methods used to calculate the EAD
•Identification and determination of the key inputs and assumptions used in the PD and LGD models, and EAD calculation which included key inputs and assumptions within the prepayment model
•Performance monitoring of the PD, LGD, and prepayment models
•Development of the qualitative adjustments

We evaluated the Corporation’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Corporation used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:

•Evaluating the Corporation’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•Evaluating the assumptions and methodologies used in developing the PD, LGD, and EAD estimates and judgements made by the Corporation relative to performance monitoring by inspecting the Corporation's model and methodology documentation and through comparisons against Corporation specific metrics, the Corporation's business environment, and applicable industry and regulatory practices
•Evaluating the economic forecast and related assumptions used in the PD model with respect to the Corporation’s business environment and the loan products used across the industry
•Determining whether loans are pooled by similar risk characteristics by comparing to the Corporation’s business environment and relevant industry practices
•Testing individual credit ratings for a selection of commercial loan borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees and underlying collateral
•Evaluating the methodology used to develop the qualitative adjustments by inspecting the Corporation’s methodology and development documentation and assessing the effects of these factors on the collective ACL estimate compared with relevant industry practices and Corporation specific metrics

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Corporation’s accounting practices, and potential bias in the accounting estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 1, 2021

QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
(in thousands, except per-share data)

	Three Months Ended
	March 31	June 30	September 30	December 31
2020
Interest income	$199,378	$180,697	$179,159	$183,645
Interest expense	38,632	27,942	25,043	22,054
Net interest income	160,746	152,754	154,116	161,591
Provision for credit losses	44,030	19,570	7,080	6,240
Non-interest income	54,644	55,922	63,248	55,574
Non-interest expenses	142,552	143,006	139,147	154,737
Income before income taxes	28,808	46,100	71,137	56,187
Income tax expense	2,761	6,542	9,529	5,362
Net income	26,047	39,559	61,607	50,825
Preferred stock dividends	—	—	—	(2,135)
Net income available to common shareholders	$26,047	$39,559	$61,607	$48,690
Per share data:
Net income (basic)	$0.16	$0.24	$0.38	$0.30
Net income (diluted)	0.16	0.24	0.38	0.30
Cash dividends	0.13	0.13	0.13	0.17
2019
Interest income	$204,700	$210,034	$208,414	$202,159
Interest expense	41,385	45,490	47,153	42,889
Net interest income	163,315	164,544	161,261	159,270
Provision for credit losses	5,100	5,025	2,170	20,530
Non-interest income	46,751	54,315	59,813	55,281
Non-interest expenses	137,824	144,168	146,770	138,974
Income before income taxes	67,142	69,666	72,133	55,047
Income tax expense	10,479	9,887	10,025	7,258
Net income	$56,663	$59,779	$62,108	$47,789
Per share data:
Net income (basic)	$0.33	$0.36	$0.38	$0.29
Net income (diluted)	0.33	0.35	0.37	0.29
Cash dividends	0.13	0.13	0.13	0.17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2021 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Executive Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2021 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2021 Proxy Statement, and the information appearing in "Note 4 - Allowance for Credit Losses and Asset Quality," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2020 and 2019.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2020, 2019 and 2018.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019 and 2018.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2020, 2019 and 2018.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019 and 2018.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
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

3.3		Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed May 21, 2020.
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

4.3		Form of 4.50% Subordinated Notes due 2024 (Included in Exhibit 4.2).
4.4
Second Supplemental Indenture entered into March 3, 2020, between Fulton Financial Corporation and Wilmington Trust, National Association, as trustee, relating to the issuance by Fulton Financial Corporation of $200 million aggregate principal amount of 3.25% subordinated notes due March 15, 2030 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 3, 2020.

4.5		Form of 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030 (Included in Exhibit 4.4).
4.6
Third Supplemental Indenture entered into March 3, 2020, between Fulton Financial Corporation and Wilmington Trust, National Association, as trustee, relating to the issuance by Fulton Financial Corporation of $175 million aggregate principal amount of 3.75% subordinated notes due March 15, 2035 - Incorporated by reference to Exhibit 4.3 of the Fulton Financial Corporation Current Report on Form 8-K filed March 3, 2020.

4.7		Form of 3.750% Fixed-to-Floating Rate Subordinated Notes due 2035 (Included in Exhibit 4.6).
4.8
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

4.9
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

4.10		Form of 3.60% Senior Notes due Form of 3.60% Senior Notes due 2022 (Included in Exhibit 4.9).

4.11
Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State - Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.

4.12
Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.

4.13	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.12).
4.14
Description of Fulton Financial Corporation Securities - Incorporated by reference to Exhibit 4.7 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

10.10
Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.10 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

10.13	Second Amendment effective January 1, 2021 to the Fulton Financial Corporation Deferred Compensation Plan -filed herewith.
10.14
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

10.15
Fulton Financial Corporation Amended and Restated Directors' Equity Participation Plan – Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation’s Current Report on Form 8-K filed May 23, 2019.

10.16
Fulton Financial Corporation Non-Employee Director Compensation - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

10.17
Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.18
Form of Restricted Stock Award Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for quarterly period ended June 30, 2011.

10.19
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed March 24, 2014.

10.20
Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	March 1, 2021	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/S/ JENNIFER CRAIGHEAD CAREY	*	Director	March 1, 2021
Jennifer Craighead Carey

/S/ LISA CRUTCHFIELD	*	Director	March 1, 2021
Lisa Crutchfield

/S/ MICHAEL J. DEPORTER		Executive Vice President and Controller (Principal Accounting Officer)	March 1, 2021
Michael J. DePorter

/S/ DENISE L. DEVINE	*	Director	March 1, 2021
Denise L. Devine

/S/ STEVEN S. ETTER	*	Director	March 1, 2021
Steven S. Etter

/S/ PATRICK J. FREER	*	Director	March 1, 2021
Patrick J. Freer

/S/ CARLOS E. GRAUPERA	*	Director	March 1, 2021
Carlos E. Graupera

/S/ GEORGE W. HODGES	*	Director	March 1, 2021
George W. Hodges

/S/ MARK R. MCCOLLOM		Senior Executive Vice President	March 1, 2021
Mark R. McCollom		and Chief Financial Officer
(Principal Financial Officer)

Signature		Capacity	Date

/S/ JAMES R. MOXLEY, III	*	Director	March 1, 2021
James R. Moxley, III

/S/ CURTIS J. MYERS		Director, President and Chief	March 1, 2021
Curtis J. Myers		Operating Officer

/S/ SCOTT A. SNYDER	*	Director	March 1, 2021
Scott A. Snyder

/S/ RONALD H. SPAIR	*	Director	March 1, 2021
Ronald H. Spair

/S/ MARK F. STRAUSS	*	Director	March 1, 2021
Mark F. Strauss

/S/ ERNEST J. WATERS	*	Director	March 1, 2021
Ernest J. Waters

/S/ E. PHILIP WENGER		Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
E. Philip Wenger

*By /S/ DANIEL R. STOLZER			March 1, 2021
Daniel R. Stolzer
Attorney-in-Fact

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

3.3	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed May 21, 2020.
4.1	An Indenture entered into on November 17, 2014, between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.
4.2	First Supplemental Indenture entered into on November 17, 2014, between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.
4.3	Form of 4.50% Subordinated Notes due 2024 (Included in Exhibit 4.2).
4.4
Second Supplemental Indenture entered into March 3, 2020, between Fulton Financial Corporation and Wilmington Trust, National Association, as trustee, relating to the issuance by Fulton Financial Corporation of $200 million aggregate principal amount of 3.25% subordinated notes due March 15, 2030 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 3, 2020.

4.5	Form of 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030 (Included in Exhibit 4.4).
4.6
Third Supplemental Indenture entered into March 3, 2020, between Fulton Financial Corporation and Wilmington Trust, National Association, as trustee, relating to the issuance by Fulton Financial Corporation of $175 million aggregate principal amount of 3.75% subordinated notes due March 15, 2035 - Incorporated by reference to Exhibit 4.3 of the Fulton Financial Corporation Current Report on Form 8-K filed March 3, 2020.

4.7	Form of 3.750% Fixed-to-Floating Rate Subordinated Notes due 2035 (Included in Exhibit 4.6).
4.8	An Indenture entered into on March 16, 2017, between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.
4.9	First Supplemental Indenture entered into on March 16, 2017, between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.
4.10	Form of 3.60% Senior Notes due Form of 3.60% Senior Notes due 2022 (Included in Exhibit 4.9).
4.11	Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State - Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.
4.12	Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.
4.13	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.12).
4.14	Description of Fulton Financial Corporation Securities - Incorporated by reference to Exhibit 4.7 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
10.1	Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 – Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K filed November 14, 2008.
10.2	Form of Executive Employment Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.
10.2.1	Schedule of Executive Employment Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.4.1 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.3	Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation, Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.
10.3.1	Schedule of Key Employee Change in Control Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.5.1 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
10.4	Form of Death Benefit Only Agreement to Senior Management - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.5	Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2013.
10.6	Amendment No. 1 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.
10.7	Amendment No. 2 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
10.8	Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013.
10.9	Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 26, 2014.
10.10	Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.10 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
10.11	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.12	First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan -Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.
10.13	Second Amendment effective January 1, 2021, to the Fulton Financial Corporation Deferred Compensation Plan -filed herewith.
10.14	Agreement between Fulton Financial Corporation and Fiserv Solutions, Inc. dated July 11, 2016 - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.
10.15	Fulton Financial Corporation Amended and Restated Directors' Equity Participation Plan – Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation’s Current Report on Form 8-K filed May 23, 2019.
10.16	Fulton Financial Corporation Non-Employee Director Compensation - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
10.17	Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.18	Form of Restricted Stock Award Agreement between Fulton Financial Corporation and Directors of the Corporation as of July 1, 2011 – Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for quarterly period ended June 30, 2011.
10.19	Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed March 24, 2014.
10.20	Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)