Form 10-Q
period 2021-03-31
FULTON FINANCIAL CORP
filed 2021-05-07
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021, or

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
Common Stock, $2.50 Par Value –162,606,000 shares outstanding as of April 30, 2021.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2021

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income
ARC	Auction Rate Security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp	basis point(s)
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target Federal Funds Rate
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully Taxable-Equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to Maturity
LGD	Loss given default
LIBOR	London Interbank Offered Rate
MSRs	Mortgage Servicing Rights
NIM	Net Interest Margin
N/M	Not meaningful
Net Loans	Loans and lease receivables, (net of unearned income)
OBS	Off-Balance-Sheet
OCI	Other comprehensive income
OREO	Other Real Estate Owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPP	Paycheck Protection Program
PSU	Performance-Based Restricted Stock Unit
RSU	Restricted Stock Unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax Credit Investment

TDR	Troubled Debt Restructuring
TruPS	Trust Preferred Securities
Visa Shares	Visa, Inc. Class B restricted shares
Note: Some numbers contained in the document may not sum due to rounding

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and due from banks	$102,570	$120,462
Interest-bearing deposits with other banks	1,559,306	1,727,370
Cash and cash equivalents	1,661,876	1,847,832
FRB and FHLB stock	66,209	92,129
Loans held for sale	34,092	83,886
Investment securities:
AFS, at estimated fair value	2,758,597	3,062,143
HTM, at amortized cost	853,413	278,281
Net Loans	18,990,986	18,900,820
Less: ACL - loans	(265,986)	(277,567)
Loans, net	18,725,000	18,623,253
Net premises and equipment	229,035	231,480
Accrued interest receivable	65,649	72,942
Goodwill and intangible assets	536,544	536,659
Other assets	962,575	1,078,128
Total Assets	$25,892,990	$25,906,733
LIABILITIES
Deposits:
Noninterest-bearing	$7,046,116	$6,531,002
Interest-bearing	14,587,722	14,308,205
Total Deposits	21,633,838	20,839,207
Short-term borrowings	520,989	630,066
Accrued interest payable	5,618	10,365
Long-term borrowings	626,407	1,296,263
Other liabilities	476,483	514,004
Total Liabilities	23,263,335	23,289,905
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares authorized and issued in 2020, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 223.2 million shares issued in 2021 and in 2020	558,116	557,917
Additional paid-in capital	1,511,101	1,508,117
Retained earnings	1,168,491	1,120,781
Accumulated other comprehensive gain	25,838	65,091
Treasury stock, at cost, 60.7 million shares in 2021 and 60.8 million shares in 2020	(826,769)	(827,956)
Total Shareholders’ Equity	2,629,655	2,616,828
Total Liabilities and Shareholders’ Equity	$25,892,990	$25,906,733

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2021	2020
INTEREST INCOME
Loans, including fees	$163,985	$175,523
Investment securities:
Taxable	13,691	16,294
Tax-exempt	5,653	4,709
Loans held for sale	471	320
Other interest income	1,136	2,532
Total Interest Income	184,936	199,378
Interest Expense
Deposits	9,602	26,440
Short-term borrowings	188	4,073
Long-term borrowings	10,698	8,119
Total Interest Expense	20,488	38,632
Net Interest Income	164,448	160,746
Provision for credit losses	(5,500)	44,030
Net Interest Income After Provision for Credit Losses	169,948	116,716
Non-Interest Income
Commercial banking	16,342	18,419
Consumer banking	10,754	11,239
Wealth management	17,347	15,055
Mortgage banking	13,960	6,234
Other	3,519	3,651
Non-Interest Income Before Investment Securities Gains	61,922	54,598
Investment securities gains, net	33,475	46
Total Non-Interest Income	95,397	54,644
NON-INTEREST EXPENSE
Salaries and employee benefits	82,586	80,228
Net occupancy	13,982	13,486
Data processing and software	13,561	11,645
Other outside services	8,490	7,881
State taxes	4,505	2,804
Equipment	3,428	3,418
Professional fees	2,779	4,202
FDIC insurance	2,624	2,808
Amortization of TCI	1,531	1,450
Marketing	1,002	1,579
Intangible amortization	115	132
Debt extinguishment	32,163	—
Other	11,618	12,919
Total Non-Interest Expense	178,384	142,552
Income Before Income Taxes	86,961	28,808
Income taxes	13,898	2,761
Net Income	73,063	26,047
Preferred stock dividends	(2,591)	—
Net Income Available to Common Shareholders	$70,472	$26,047

PER SHARE:
Net Income (Basic)	$0.43	$0.16
Net Income (Diluted)	0.43	0.16
Cash Dividends	0.14	0.13
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2021	2020

Net Income	$73,063	$26,047
Other Comprehensive (Loss) Income, net of tax:
Unrealized (loss) gain on securities	(39,999)	17,431
Reclassification adjustment for securities gains included in net income	377	(36)
Amortization of net unrealized losses on AFS securities transferred to HTM	1,787	795
Net unrealized loss on interest rate swaps used in cash flow hedges	(1,707)	—
Amortization of net unrecognized pension and postretirement income	289	255
Other Comprehensive (Loss) Income	(39,253)	18,445
Total Comprehensive Income	$33,810	$44,492

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended March 31, 2021
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						73,063			73,063
Other comprehensive income							(39,253)		(39,253)
Common stock issued			167	199	1,082			1,187	2,468
Stock-based compensation awards					1,902				1,902
Preferred stock dividend						(2,591)			(2,591)
Common stock cash dividends - $0.14 per share						(22,762)			(22,762)
Balance at March 31, 2021	200	$192,878	162,517	$558,116	$1,511,101	$1,168,491	$25,838	$(826,769)	$2,629,655

Three months ended March 31, 2020
Balance at December 31, 2019	—	$—	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income						26,047			26,047
Other comprehensive income							18,445		18,445
Common stock issued			125	133	889			979	2,001
Stock-based compensation awards					1,619				1,619
Adjustment for CECL (1)						(43,807)			(43,807)
Acquisition of treasury stock			(2,908)					(39,748)	(39,748)
Common stock cash dividends - $0.13 per share						(20,985)			(20,985)
Balance at March 31, 2020	—	$—	161,435	$556,243	$1,502,189	$1,040,646	$18,308	$(831,638)	$2,285,748

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1, "Basis of Presentation" to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$73,063	$26,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(5,500)	44,030
Depreciation and amortization of premises and equipment	6,870	7,161
Amortization of TCI	6,935	7,619
Net amortization of investment securities premiums	3,716	2,707
Investment securities gains, net	(33,475)	(46)
Gain on sales of mortgage loans held for sale	(8,656)	(6,181)
Proceeds from sales of mortgage loans held for sale	294,478	195,649
Originations of mortgage loans held for sale	(236,028)	(192,285)
Intangible amortization	115	132
Amortization of issuance costs and discounts on long-term borrowings	1,146	250
Debt extinguishment costs	32,163	—
Stock-based compensation	1,902	1,619
Other changes, net	66,683	(133,579)
Total adjustments	130,349	(72,924)
Net cash provided by (used in) operating activities	203,412	(46,877)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	59,342	59,894
Proceeds from principal repayments and maturities of AFS securities	134,684	61,408
Proceeds from principal repayments and maturities of HTM securities	29,066	19,758
Purchase of AFS securities	(304,493)	(390,936)
Purchase of HTM securities	(227,687)	—
Sale of Visa Shares	33,962	—
Sale (purchase) of FRB and FHLB stock	25,920	(21,567)
Net increase in loans	(96,347)	(250,993)
Net purchases of premises and equipment	(4,425)	(4,023)
Net change in tax credit investments	(977)	(128)
Net cash used in investing activities	(350,955)	(526,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	971,180	(34,866)
Net (decrease) increase in time deposits	(176,549)	5,979
Net (decrease) increase in short-term borrowings	(109,077)	503,567
Proceeds from long-term borrowings	—	496,461
Repayments of long-term borrowings	(703,165)	(13)
Net proceeds from issuance of common stock	2,468	2,001
Dividends paid	(23,270)	(21,348)
Acquisition of treasury stock	—	(39,748)
Net cash (used in) provided by financing activities	(38,413)	912,033
Net (Decrease) Increase in Cash and Cash Equivalents	(185,956)	338,569
Cash and Cash Equivalents at Beginning of Period	1,847,832	517,791
Cash and Cash Equivalents at End of Period	$1,661,876	$856,360
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$25,235	$36,576
Income taxes	477	1,072
Supplemental schedule of certain noncash activities:
Transfer of AFS securities to HTM securities	$376,165	$—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

CECL Adoption

On January 1, 2020, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net of investments in leases and OBS credit exposures. The Corporation recorded an increase of $58.3 million to the ACL on January 1, 2020 as a result of the adoption of CECL. Retained earnings decreased $43.8 million and deferred tax assets increased by $12.4 million. Included in the $58.3 million increase to the ACL was $2.1 million for certain OBS credit exposures that was previously recognized in other liabilities before the adoption of CECL.

CARES Act and Consolidated Appropriations Act - 2021

On March 27, 2020 the CARES Act was signed into law. The CARES Act includes an option for financial institutions to suspend the requirements of GAAP for certain loan modifications that would otherwise be categorized as a TDR. Certain conditions must be met with respect to the loan modification including that the modification is related to COVID-19 and the modified loan was not more than 30 days past due on December 31, 2019. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law and this Act extended the relief for TDR treatment that was set to expire on December 31, 2020 to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Corporation is applying the option under the CARES act for all loan modifications that qualify.

Recently Adopted Accounting Standards

On January 1, 2021, the Corporation adopted ASC Update 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Corporation adopted this standards update effective with its March 31, 2021 quarterly report on Form 10-Q and it did not have a material impact on the consolidated financial statements.

On January 1, 2021, the Corporation adopted ASC Update 2021-01 Reference Rate Reform (Topic 848). This update permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of LIBOR transition affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform. This update was effective upon issuance and entities may elect to apply the guidance to modifications either retrospectively, as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date in an interim period that includes or is subsequent to January 7, 2021. The Corporation adopted this standards update retrospectively effective with its March 31, 2021 quarterly report on Form 10-Q and it did not have a material impact on the consolidated financial statements.

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Bank is required to maintain reserves against its deposit liabilities. Prior to March 2020, reserves were in the form of cash and balances with the FRB. The FRB suspended cash reserve requirements effective March 26, 2020.

In addition, cash collateral is posted by the Corporation with counterparties to secure derivative and other contracts. The amounts of such cash collateral as of March 31, 2021 and December 31, 2020 were $243.6 million and $408.1 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
State and municipal securities	$953,601	$42,412	$(1,253)	$994,760
Corporate debt securities	348,162	11,970	(761)	359,371
Collateralized mortgage obligations	390,253	10,633	(1,005)	399,881
Residential mortgage-backed securities	257,409	1,941	(3,986)	255,364
Commercial mortgage-backed securities	668,144	12,455	(7,582)	673,017
Auction rate securities	76,350	—	(146)	76,204
Total	$2,693,919	$79,411	$(14,733)	$2,758,597

Held to Maturity
Residential mortgage-backed securities	$467,461	$16,303	$(8,025)	$475,739
Commercial mortgage-backed securities	385,952	—	(17,948)	368,004
Total	$853,413	$16,303	$(25,973)	$843,743

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
State and municipal securities	$891,327	$61,286	$—	$952,613
Corporate debt securities	348,391	19,445	(691)	367,145
Collateralized mortgage obligations	491,321	12,560	(115)	503,766
Residential mortgage-backed securities	373,779	4,246	(27)	377,998
Commercial mortgage-backed securities	741,172	22,384	(1,141)	762,415
Auction rate securities	101,510	—	(3,304)	98,206
Total	$2,947,500	$119,921	$(5,278)	$3,062,143

Held to Maturity
Residential mortgage-backed securities	$278,281	$18,576	$—	$296,857

During the first quarter of 2021, the Corporation transferred residential and commercial mortgage backed securities from the AFS classification to the HTM classification. The amortized cost and estimated fair value of the securities transferred were both $376.2 million.

Securities carried at $1.1 billion at March 31, 2021 and $520.5 million at December 31, 2020 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of March 31, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	March 31, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$13,107	$13,171	$—	$—
Due from one year to five years	37,176	38,417	—	—
Due from five years to ten years	343,642	355,683	—	—
Due after ten years	984,188	1,023,064	—	—
	1,378,113	1,430,335	—	—
Residential mortgage-backed securities(1)	257,409	255,364	467,461	475,739
Commercial mortgage-backed securities(1)	668,144	673,017	385,952	368,004
Collateralized mortgage obligations(1)	390,253	399,881	—	—
Total	$2,693,919	$2,758,597	$853,413	$843,743

(1) Mortgage-backed securities and collateralized mortgage obligations do not have stated maturities and are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of investment securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended	(in thousands)
March 31, 2021	$34,016	$(541)	$33,475
March 31, 2020	117	(71)	46

During the first quarter of 2021, the Corporation completed a balance sheet restructuring that included a $34.0 million gain on the sale of Visa Shares, offset by net losses on other securities of $400,000, primarily in connection with the sale of $24.6 million of ARCs. In addition, debt extinguishment costs of $32.2 million included in non-interest expense and a write-off of $841,000 in unamortized discounts was recognized in net interest income in connection with the cash tender offer for certain of its outstanding senior and subordinated notes and the prepayment of certain term FHLB advances. See Note 14, "Long-Term Debt" for further details.

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	March 31, 2021
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(in thousands)
State and municipal securities	21	$88,141	$(1,253)	—	$—	$—	$88,141	$(1,253)
Corporate debt securities	7	41,956	(582)	2	15,328	(179)	57,284	(761)
Collateralized mortgage obligations	2	55,305	(1,005)	—	—	—	55,305	(1,005)
Residential mortgage-backed securities	8	173,908	(3,986)	—	—	—	173,908	(3,986)
Commercial mortgage-backed securities	10	183,175	(7,582)	—	—	—	183,175	(7,582)
Auction rate securities	—	—	—	118	76,204	(146)	76,204	(146)
Total available for sale	48	$542,485	$(14,408)	120	$91,532	$(325)	$634,017	$(14,733)

Held to Maturity
Residential mortgage-backed securities	12	$205,072	$(8,025)	—	$—	$—	$205,072	$(8,025)
Commercial mortgage-backed securities	21	368,004	(17,948)	—	—	—	368,004	(17,948)
Total	33	$573,076	$(25,973)	—	$—	$—	$573,076	$(25,973)

	December 31, 2020
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
Corporate debt securities	9	$44,528	$(377)	1	$6,871	$(314)	$51,399	$(691)
Collateralized mortgage obligations	3	57,601	(115)	—	—	—	57,601	(115)
Residential mortgage-backed securities	1	20,124	(27)	—	—	—	20,124	(27)
Commercial mortgage-backed securities	9	144,383	(1,141)	—	—	—	144,383	(1,141)
Auction rate securities	—	—	—	162	98,206	(3,304)	98,206	(3,304)
Total available for sale(1)	22	$266,636	$(1,660)	163	$105,077	$(3,618)	$371,713	$(5,278)
(1) No HTM securities were in an unrealized loss position as of December 31, 2020.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of March 31, 2021.

Based on management’s evaluations, no ACL was required for municipal securities, corporate debt securities or ARCs as of March 31, 2021. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 - Loans and Allowance for Credit Losses

Net Loans are summarized as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$7,142,137	$7,105,092
Commercial and industrial (1)	5,675,714	5,670,828
Real-estate - residential mortgage	3,254,058	3,141,915
Real-estate - home equity	1,149,958	1,202,913
Real-estate - construction	1,083,494	1,047,218
Consumer	451,857	466,772
Equipment lease financing and other	252,930	284,377
Overdrafts	1,373	4,806
Gross loans	19,011,521	18,923,921
Unearned income	(20,535)	(23,101)
Net Loans	$18,990,986	$18,900,820
(1) Includes PPP loans totaling $1.7 billion and $1.6 billion as of March 31, 2021 and December 31, 2020, respectively.

The Corporation segments its loan portfolio by "portfolio segments," as presented in the table above. Certain portfolio segments are further disaggregated by "class segment" for the purpose of estimating credit losses.

Allowance for Credit Losses

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

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include loans on accrual status, excluding accruing TDRs, and loans initially evaluated individually, but determined not to have enhanced credit risk characteristics. This category includes loans on non-accrual status and TDRs where the total commitment amount is less than $1 million. The ACL is estimated by applying a PD and LGD to the EAD at the loan level. In order to determine the PD, LGD, and EAD calculation inputs:

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

The following table presents the components of the ACL:

	March 31, 2021	December 31, 2020
	(in thousands)
ACL - loans	$265,986	$277,567
ACL - OBS credit exposure	14,273	14,373
Total ACL	$280,259	$291,940

The following table presents the activity in the ACL:

	Three months ended March 31
	2021	2020
	(in thousands)
Balance at beginning of period	$291,940	$166,209
Impact of adopting CECL on January 1, 2020 (1)	—	58,349
Loans charged off	(8,202)	(14,003)
Recoveries of loans previously charged off	2,021	2,887
Net loans charged off	(6,181)	(11,116)
Provision for credit losses (2)	(5,500)	44,029
Balance at end of period	$280,259	$257,471
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $(100,000) and $3.8 million related to OBS credit exposures for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the activity in the ACL - loans by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended March 31, 2021
Balance at December 31, 2020	$103,425	$74,771	$14,232	$51,995	$15,608	$10,905	$6,633	$277,567
Loans charged off	(1,837)	(4,319)	(212)	(192)	(39)	(635)	(968)	(8,202)
Recoveries of loans previously charged off	174	769	51	95	384	389	159	2,021
Net loans recovered (charged off)	(1,663)	(3,550)	(161)	(97)	345	(246)	(809)	(6,181)
Provision for loan losses (1)	(786)	(27)	(341)	(1,903)	(874)	(1,247)	(222)	(5,400)
Balance at March 31, 2021	$100,976	$71,194	$13,730	$49,995	$15,079	$9,412	$5,602	$265,986
Three months ended March 31, 2020
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of adopting CECL on January 1, 2020	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(855)	(10,899)	(316)	(187)	—	(1,213)	(533)	(14,003)
Recoveries of loans previously charged off	244	1,734	646	85	70	—	108	2,887
Net loans (charged off) recovered	(611)	(9,165)	330	(102)	70	(1,213)	(425)	(11,116)
Provision for loan losses (1)	15,959	22,745	(2,756)	1,523	(130)	1,347	1,591	40,279
Balance at March 31, 2020	$90,319	$63,606	$15,253	$42,427	$8,398	$9,865	$8,640	$238,508
(1) Provision included in the table only includes the portion related to Net Loans.

Several factors as of the end of the first quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts and a decrease in specific allocations within the ACL for loans evaluated individually, reduced the level of the ACL determined to be necessary as of March 31, 2021, resulting in the negative provision for credit losses for the three months ended March 31, 2021. The higher provision expense during the first three months of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL.

Qualitative adjustments during the first three months of 2020 increased compared to those at the time of the adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to the economic impact of COVID-19, including consideration for the future performance of loans that received deferrals or forbearances as a result of COVID-19 and the impact COVID-19 had on certain industries where the quantitative models were not fully capturing the appropriate level of risk at that time. PPP loans issued are fully guaranteed by the SBA and, as such, no ACL was recorded against the PPP loan portfolio.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2021 and December 31, 2020, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of March 31, 2021 and December 31, 2020, approximately 97% and 83%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	March 31, 2021			December 31, 2020
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(in thousands)
Real estate - commercial mortgage	$21,107	$30,870	$51,977	$19,909	$31,561	$51,470
Commercial and industrial	13,012	18,640	31,652	13,937	18,056	31,993
Real estate - residential mortgage	31,203	2,198	33,401	24,590	1,517	26,107
Real estate - home equity	9,368	—	9,368	9,398	190	9,588
Real estate - construction	544	897	1,441	437	958	1,395
Consumer	301	—	301	332	—	332
Equipment lease financing and other	6,462	9,287	15,749	—	16,313	16,313
	$81,997	$61,892	$143,889	$68,603	$68,595	$137,198

As of March 31, 2021 and December 31, 2020, there were $61.9 million and $68.6 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction, residential construction, commercial and industrial, and commercial real estate, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk rating categories is a significant component of the ACL methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff or if specific loan review assessments identify a deterioration or an improvement in the loans.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$14,615	$233,770	$201,440	$218,467	$80,686	$142,339	$36,046	$—	$927,363
Special Mention	110	—	—	—	—	13,195	—	—	13,305
Substandard or Lower	—	—	154	—	1,976	3,520	406	—	6,056
Total real estate - construction	14,725	233,770	201,594	218,467	82,662	159,054	36,452	—	946,724
Real estate - construction(1)
Current period gross charge-offs	—	—	(39)	—	—	—	—	—	(39)
Current period recoveries	—	—	—	—	—	384	—	—	384
Total net (charge-offs) recoveries	—	—	(39)	—	—	384	—	—	345
Commercial and industrial
Pass	885,616	1,624,535	481,038	290,788	201,910	726,981	1,205,065	—	5,415,933
Special Mention	143	9,136	20,949	16,337	10,413	30,861	48,939	—	136,778
Substandard or Lower	—	2,847	7,167	13,503	10,638	34,805	54,043	—	123,003
Total commercial and industrial	885,759	1,636,518	509,154	320,628	222,961	792,647	1,308,047	—	5,675,714
Commercial and industrial
Current period gross charge-offs	—	—	(613)	(2,871)	(60)	(775)	—	—	(4,319)
Current period recoveries	—	—	37	126	36	570	—	—	769
Total net (charge-offs) recoveries	—	—	(576)	(2,745)	(24)	(205)	—	—	(3,550)
Real estate - commercial mortgage
Pass	200,885	993,776	926,352	670,684	767,399	2,800,409	49,207	321	6,409,033
Special Mention	—	23,282	30,629	92,800	75,417	248,403	2,406	—	472,937
Substandard or Lower	—	1,028	24,008	10,673	46,460	174,421	3,577	—	260,167
Total real estate - commercial mortgage	200,885	1,018,086	980,989	774,157	889,276	3,223,233	55,190	321	7,142,137
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	(1,719)	(118)	—	—	(1,837)
Current period recoveries	—	—	—	—	—	174	—	—	174
Total net (charge-offs) recoveries	—	—	—	—	(1,719)	56	—	—	(1,663)
Total
Pass	$1,101,116	$2,852,081	$1,608,830	$1,179,939	$1,049,995	$3,669,729	$1,290,318	$321	$12,752,329
Special Mention	253	32,418	51,578	109,137	85,830	292,459	51,345	—	623,020
Substandard or Lower	—	3,875	31,329	24,176	59,074	212,746	58,026	—	389,226
Total	$1,101,369	$2,888,374	$1,691,737	$1,313,252	$1,194,899	$4,174,934	$1,399,689	$321	$13,764,575
(1) Excludes real estate - construction - other.

The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and equipment lease financing. For these loans, the most relevant credit quality indicator is delinquency status. The migration of loans through the various delinquency status categories is a significant component of the ACL methodology for those loans, which bases the PD on this migration.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the prior period:

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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, the Corporation evaluates credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, for the periods shown:

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$4,491	$29,767	$8,140	$12,312	$9,997	$119,037	$948,645	$4,845	$1,137,234
Nonperforming	—	—	88	23	264	2,597	9,545	207	12,724
Total real estate - home equity	4,491	29,767	8,228	12,335	10,261	121,634	958,190	5,052	1,149,958
Real estate - home equity
Current period gross charge-offs	—	—	—	—	—	—	(212)	—	(212)
Current period recoveries	—	—	—	—	—	—	51	—	51
Total net (charge-offs) recoveries	—	—	—	—	—	—	(161)	—	(161)
Real estate - residential mortgage
Performing	358,906	1,240,446	513,892	181,509	292,014	630,996	—	—	3,217,763
Nonperforming	—	3,927	1,654	3,450	2,945	24,319	—	—	36,295
Total real estate - residential mortgage	358,906	1,244,373	515,546	184,959	294,959	655,315	—	—	3,254,058
Real estate - residential mortgage
Current period gross charge-offs	—	—	(40)	(47)	—	(105)	—	—	(192)
Current period recoveries	—	—	—	3	1	—	92	—	96
Total net (charge-offs) recoveries	—	—	(40)	(44)	1	(105)	92	—	(96)
Consumer
Performing	27,910	103,924	90,185	85,837	38,190	56,885	48,371	—	451,302
Nonperforming	—	127	37	63	35	243	50	—	555
Total consumer	27,910	104,051	90,222	85,900	38,225	57,128	48,421	—	451,857
Consumer
Current period gross charge-offs	—	(95)	(94)	(111)	(79)	(229)	(27)	—	(635)
Current period recoveries	—	33	5	11	19	321	—	—	389
Total net (charge-offs) recoveries	—	(62)	(89)	(100)	(60)	92	(27)	—	(246)
Equipment lease financing and other
Performing	25,663	68,641	51,804	36,350	22,506	13,054	—	—	218,018
Nonperforming	—	—	—	—	15,724	26	—	—	15,750
Total leasing and other	25,663	68,641	51,804	36,350	38,230	13,080	—	—	233,768
Equipment lease financing and other
Current period gross charge-offs	—	(968)	—	—	—	—	—	—	(968)
Current period recoveries	—	120	39	—	—	—	—	—	159
Total net (charge-offs) recoveries	—	(848)	39	—	—	—	—	—	(809)
Construction - other
Performing	17,458	97,829	16,172	4,755	—	16	—	—	136,230
Nonperforming	—	—	364	—	176	—	—	—	540
Total construction - other	17,458	97,829	16,536	4,755	176	16	—	—	136,770
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$434,428	$1,540,607	$680,193	$320,763	$362,707	$819,988	$997,016	$4,845	$5,160,547
Nonperforming	—	4,054	2,143	3,536	19,144	27,185	9,595	207	65,864
Total	$434,428	$1,544,661	$682,336	$324,299	$381,851	$847,173	$1,006,611	$5,052	$5,226,411

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$31,445	$8,176	$13,906	$11,024	$11,667	$126,749	$982,285	$5,321	$1,190,573
Nonperforming	—	88	23	233	221	2,290	9,485	—	12,340
Total real estate - home equity	31,445	8,264	13,929	11,257	11,888	129,039	991,770	5,321	1,202,913
Real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(34)	(1,159)	—	(1,193)
Current period recoveries	—	—	—	—	—	138	366	—	504
Total net (charge-offs) recoveries	—	—	—	—	—	104	(793)	—	(689)
Real estate - residential mortgage
Performing	1,255,532	585,878	228,398	341,563	264,990	434,889	—	—	3,111,250
Nonperforming	217	2,483	3,177	2,483	722	21,583	—	—	30,665
Total real estate - residential mortgage	1,255,749	588,361	231,575	344,046	265,712	456,472	—	—	3,141,915
Real estate - residential mortgage
Current period gross charge-offs	—	(68)	(101)	(190)	(7)	(254)	—	—	(620)
Current period recoveries	—	68	16	1	1	405	—	—	491
Total net (charge-offs) recoveries	—	—	(85)	(189)	(6)	151	—	—	(129)
Consumer
Performing	114,399	98,587	95,072	43,334	25,804	36,086	52,698	42	466,022
Nonperforming	168	19	124	141	114	150	34	—	750
Total consumer	114,567	98,606	95,196	43,475	25,918	36,236	52,732	42	466,772
Consumer
Current period gross charge-offs	(134)	(542)	(524)	(444)	(489)	(769)	(498)	—	(3,400)
Current period recoveries	—	64	165	159	94	101	1,292	—	1,875
Total net (charge-offs) recoveries	(134)	(478)	(359)	(285)	(395)	(668)	794	—	(1,525)
Equipment lease financing and other
Performing	102,324	65,303	49,453	34,995	15,631	5,040	—	—	272,746
Nonperforming	—	—	30	15,983	142	282	—	—	16,437
Total leasing and other	102,324	65,303	49,483	50,978	15,773	5,322	—	—	289,183
Equipment lease financing and other
Current period gross charge-offs	(606)	(1,581)	—	—	—	—	—	—	(2,187)
Current period recoveries	185	349	21	18	11	21	—	—	605
Total net (charge-offs) recoveries	(421)	(1,232)	21	18	11	21	—	—	(1,582)
Construction - other
Performing	96,444	24,888	6,822	—	16	—	—	—	128,170
Nonperforming	—	—	—	178	—	—	—	—	178
Total construction - other	96,444	24,888	6,822	178	16	—	—	—	128,348
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,600,144	$782,832	$393,651	$430,916	$318,108	$602,764	$1,034,983	$5,363	$5,168,761
Nonperforming	385	2,590	3,354	19,018	1,199	24,305	9,519	—	60,370
Total	$1,600,529	$785,422	$397,005	$449,934	$319,307	$627,069	$1,044,502	$5,363	$5,229,131

The following table presents non-performing assets:

	March 31, 2021	December 31, 2020
	(in thousands)
Non-accrual loans	$143,889	$137,198
Loans 90 days or more past due and still accruing	8,559	9,929
Total non-performing loans	152,448	147,127
OREO (1)	3,664	4,178
Total non-performing assets	$156,112	$151,305
(1) Excludes $7.6 million and $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2021 and December 31, 2020, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
March 31, 2021
Real estate – commercial mortgage	$9,596	$1,516	$2,187	$51,977	$7,076,861	$7,142,137
Commercial and industrial	1,718	1,894	219	31,652	5,640,231	5,675,714
Real estate – residential mortgage	8,485	933	2,750	33,401	3,208,489	3,254,058
Real estate – home equity	2,795	1,062	3,148	9,368	1,133,585	1,149,958
Real estate – construction	170	—	—	1,441	1,081,883	1,083,494
Consumer	1,224	491	255	301	449,586	451,857
Equipment lease financing and other	101	142	—	15,749	217,776	233,768
Total	$24,089	$6,038	$8,559	$143,889	$18,808,411	$18,990,986

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2020
Real estate – commercial mortgage	$14,999	$9,273	$1,177	$51,470	$7,028,173	$7,105,092
Commercial and industrial	11,285	1,068	616	31,993	5,625,866	5,670,828
Real estate – residential mortgage	22,281	7,675	4,687	26,107	3,081,165	3,141,915
Real estate – home equity	5,622	1,654	2,753	9,588	1,183,296	1,202,913
Real estate – construction	1,938	—	155	1,395	1,043,730	1,047,218
Consumer	3,036	501	417	332	462,486	466,772
Equipment lease financing and other	838	150	124	16,313	248,657	266,082
Total	$59,999	$20,321	$9,929	$137,198	$18,673,373	$18,900,820

Collateral-Dependent Loans

A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agriculture land, and vacant land.

Troubled Debt Restructurings

The following table presents TDRs, by class segment:

	March 31, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$27,961	$28,451
Commercial and industrial	7,041	6,982
Real estate - residential mortgage	18,214	18,602
Real estate - home equity	13,674	14,391
Real estate - construction	154	—
Consumer	5	—
Total accruing TDRs	67,049	68,426
Non-accrual TDRs (1)	44,986	35,755
Total TDRs	$112,035	$104,181

(1)Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three months ended March 31, 2021 and 2020:

	Three months ended March 31
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	4	$1,894	1	$74
Real estate - commercial mortgage	2	4,162	1	392
Real estate - residential mortgage	23	7,626	7	660
Real estate - home equity	5	148	8	577
Real estate - construction	1	154	—	—
Total	35	$13,984	17	$1,703

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. As of March 31, 2021 and 2020, payment schedule modifications having a recorded investment of $3.6 billion and $1.0 billion, respectively, were excluded from TDRs based on this regulatory guidance.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	Three months ended March 31
	2021	2020
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,745	$39,267
Originations of MSRs	2,811	1,478
Amortization	(3,753)	(1,891)
Balance at end of period	$37,803	$38,854

Valuation allowance:
Balance at beginning of period	$(10,500)	$—
Reduction (addition) to valuation allowance	6,100	(1,100)
Balance at end of period	$(4,400)	$(1,100)

Net MSRs at end of period	$33,403	$37,754

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.6 billion and $4.7 billion as of March 31, 2021 and December 31, 2020, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $33.4 million and $28.2 million at March 31, 2021 and December 31, 2020, respectively. Based on its fair value analysis as of March 31, 2021, the Corporation determined that a $6.1 million reduction to the valuation allowance was required for the three months ended March 31, 2021, resulting in a total valuation allowance of $4.4 million as of March 31, 2021. The decrease to the valuation allowance was recorded as an increase to mortgage banking income on the consolidated statements of income for the three months ended March 31, 2021.

NOTE 6 – Derivative Financial Instruments

The Corporation manages its exposure to certain interest rate and foreign currency risks through the use of derivatives. Certain of the Corporation's outstanding derivative contracts are designated as hedges, and none are entered into for speculative purposes. The Corporation does enter into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Corporation elects not to apply hedge accounting.

The Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Corporation has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives where hedge accounting is applied, changes in fair value are recognized in other comprehensive income. For derivatives where hedge accounting does not apply, changes in fair value are recognized in earnings as components of interest income, non-interest income or non-interest expense on the consolidated statements of income.

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

Interest Rate Swaps - Non-Designated Hedges

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings. The Corporation’s existing credit derivatives result from participations in interest rate swaps provided by external lenders as part of loan participation arrangements, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans. The Corporation is required to clear all eligible interest rate swap contracts with a clearing agent and is subject to the regulations of the Commodity Futures Trading Commission.

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps as part of its interest rate risk management strategy. During the first quarter of 2021, the Corporation entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Corporation making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate liabilities. During the next twelve months, the Corporation estimates that an additional $3.4 million will be reclassified as an increase to interest income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2021		December 31, 2020
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$274,909	$2,198	$382,903	$8,034
Negative fair values	40,007	(316)	3,154	(35)
Forward Commitments
Positive fair values	91,264	4,650	—	—
Negative fair values	—	—	292,262	(2,263)
Interest Rate Swaps with Customers
Positive fair values	3,169,658	179,934	3,834,062	330,951
Negative fair values	769,300	(9,721)	45,640	(2)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	769,300	9,721	45,640	2
Negative fair values	3,169,658	(98,368)	3,834,062	(165,205)
Interest Rate Swaps used in Cash Flow Hedges
Positive fair values	—	305	—	—
Negative fair values	500,000	(492)	—	—
Foreign Exchange Contracts with Customers
Positive fair values	12,196	280	1,121	5
Negative fair values	552	(14)	5,963	(275)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	2,821	43	6,372	318
Negative fair values	12,213	(258)	1,422	(5)

The following table presents the effect of fair value and cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2021:

	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products	$(2,065)	$(2,065)	$—	Interest Income	$144	$144	$—

The following table presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the three months ended March 31, 2021:

Consolidated Statements of Income Classification
Interest Income

Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$144
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships	—
Interest contracts:
Amount of gain reclassified from AOCI into income	144
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—
Amount of Gain Reclassified from AOCI into Income - Included Component	144
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended March 31
		2021	2020
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$796	$1,040
Interest rate swaps	Other expense	(104)	72
Foreign exchange contracts	Other income	8	119
Net fair value gains on derivative financial instruments		$700	$1,231
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	March 31, 2021	December 31, 2020
	(in thousands)
Amortized cost (1)	$33,801	$80,662
Fair value	34,092	83,886
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $2.9 million for the three months ended March 31, 2021 compared to gains of $733,000 for the three months ended March 31, 2020.

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

As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $492,000. As of March 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $143.1 million. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $492,000.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
March 31, 2021
Interest rate swap derivative assets	$189,960	$(11,779)	$—	$178,181
Foreign exchange derivative assets with correspondent banks	43	(43)	—	—
Total	$190,003	$(11,822)	$—	$178,181

Interest rate swap derivative liabilities	$108,581	$(11,779)	$(96,802)	$—
Foreign exchange derivative liabilities with correspondent banks	258	(43)	—	215
Total	$108,839	$(11,822)	$(96,802)	$215

December 31, 2020
Interest rate swap derivative assets	$330,951	$(2)	$—	$330,949
Foreign exchange derivative assets with correspondent banks	318	(5)	—	313
Total	$331,269	$(7)	$—	$331,262

Interest rate swap derivative liabilities	$165,205	$(2)	$(165,203)	$—
Foreign exchange derivative liabilities with correspondent banks	5	(5)	—	—
Total	$165,210	$(7)	$(165,203)	$—

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	March 31,	December 31,
	2021	2020
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$145,888	$152,203
Other tax credit investments, net	58,782	59,224
Total TCIs, net	$204,670	$211,427
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$30,762	$31,562
Other tax credit liabilities	49,491	49,491
Total unfunded tax credit commitments and liabilities	$80,253	$81,053

The following table presents other information relating to the Corporation's TCIs:

	Three months ended
	March 31
	2021	2020
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(6,488)	$(7,194)
Other tax credit investment credits and tax benefits	(723)	(941)
Amortization of affordable housing investments, net of tax benefit	4,366	5,024
Deferred tax expense	160	208
Total net reduction in income tax expense	$(2,685)	$(2,903)
Amortization of TCIs:
Affordable housing tax credits investment	$986	$1,022
Other tax credit investment amortization	545	428
Total amortization of TCIs	$1,531	$1,450

NOTE 8 – Accumulated Other Comprehensive Income

The following table presents changes in OCI:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended March 31, 2021	(in thousands)
Unrealized loss on securities	$(51,751)	$11,753	$(39,999)
Reclassification adjustment for securities gains included in net income (1)	487	(110)	377
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,312	(525)	1,787
Net unrealized loss on interest rate swaps used in cash flow hedges (3)	(2,209)	502	(1,707)
Amortization of net unrecognized pension and postretirement items (4)	370	(81)	289
Total OCI	$(50,791)	$11,538	$(39,253)
Three months ended March 31, 2020
Unrealized gain on securities	$22,380	$(4,949)	$17,431
Reclassification adjustment for securities gains included in net income (1)	(46)	10	(36)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,022	(227)	795
Amortization of net unrecognized pension and postretirement items (4)	328	(73)	255
Total OCI	$23,684	$(5,239)	$18,445

(1)    Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities gains, net" on the Consolidated Statements of Income. See Note 3, "Investment Securities," for additional details.
(2)    Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income" on the Consolidated Statements of Income.
(3)    Amounts reclassified out of AOCI. Before-tax amounts included in "Interest Income" on the Consolidated Statements of Income.
(4)    Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income. See Note 12, "Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) on Interest Rate Swaps used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2021
Balance at December 31, 2020	$81,604	$—	$(16,513)	$65,091
OCI before reclassifications	(39,999)	—	—	(39,999)
Amounts reclassified from AOCI	377	(1,707)	289	(1,042)
Amortization of net unrealized losses on AFS securities transferred to HTM	1,787	—	—	1,787
Balance at March 31, 2021	$43,769	$(1,707)	$(16,224)	$25,838
Three months ended March 31, 2020
Balance at December 31, 2019	$14,864	$—	$(15,001)	$(137)
OCI before reclassifications	17,431	—	—	17,431
Amounts reclassified from AOCI	(36)	—	255	219
Amortization of net unrealized losses on AFS securities transferred to HTM	795	—	—	795
Balance at March 31, 2020	$33,054	$—	$(14,746)	$18,308

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis, have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$34,092	$—	$34,092
Available for sale investment securities:
State and municipal securities	—	994,760	—	994,760
Corporate debt securities	—	359,371	—	359,371
Collateralized mortgage obligations	—	399,881	—	399,881
Residential mortgage-backed securities	—	255,364	—	255,364
Commercial mortgage-backed securities	—	673,017	—	673,017
Auction rate securities	—	—	76,204	76,204
Total available for sale investment securities	—	2,682,393	76,204	2,758,597
Other assets:
Investments held in Rabbi Trust	25,374	—	—	25,374
Derivative assets	323	196,808	—	197,131
Total assets	$25,697	$2,913,293	$76,204	$3,015,194
Other liabilities:
Deferred compensation liabilities	$25,374	$—	$—	$25,374
Derivative liabilities	272	108,897	—	109,169
Total liabilities	$25,646	$108,897	$—	$134,543

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$83,886	$—	$83,886
Available for sale investment securities:
State and municipal securities	—	952,613	—	952,613
Corporate debt securities	—	367,145	—	367,145
Collateralized mortgage obligations	—	503,766	—	503,766
Residential mortgage-backed securities	—	377,998	—	377,998
Commercial mortgage-backed securities	—	762,415	—	762,415
Auction rate securities	—	—	98,206	98,206
Total available for sale investment securities	—	2,963,937	98,206	3,062,143
Other assets:
Investments held in Rabbi Trust	24,383	—	—	24,383
Derivative assets	323	338,987	—	339,310
Total assets	$24,706	$3,386,810	$98,206	$3,509,722
Other liabilities:
Deferred compensation liabilities	$24,383	$—	$—	$24,383
Derivative liabilities	280	167,505	—	167,785
Total liabilities	$24,663	$167,505	$—	$192,168

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2021 and December 31, 2020 were based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 6 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.
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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($355.0 million at March 31, 2021 and $362.8 million at December 31, 2020) and other corporate debt issued by non-financial institutions ($4.4 million at both March 31, 2021 and December 31, 2020).

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
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($323,000 at both March 31, 2021 and December 31, 2020). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($6.8 million at March 31, 2021 and $8.0 million at December 31, 2020) and the fair value of interest rate swaps ($190.0 million at March 31, 2021 and $331.0 million at December 31, 2020). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($272,000 at March 31, 2021 and $280,000 at December 31, 2020).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($316,000 at March 31, 2021 and $2.3 million at December 31, 2020 and the fair value of interest rate swaps ($108.6 million at March 31, 2021 and $165.2 million at December 31, 2020).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Single-issuer Trust Preferred Securities	ARCs
Three months ended March 31, 2021	(in thousands)
Balance at December 31, 2020	$—	$98,206
Sales	—	(24,619)
Unrealized adjustment to fair value (1)	—	2,617
Balance at March 31, 2021	$—	$76,204

Three months ended March 31, 2020
Balance at December 31, 2019	$2,400	$101,926
Unrealized adjustment to fair value (1)	(242)	(8,260)
Discount accretion	2	—
Balance at March 31, 2020	$2,160	$93,666
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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	March 31, 2021	December 31, 2020
	(in thousands)
Loans, net	$122,962	$116,584
OREO	3,664	4,178
MSRs (1)	33,403	28,245
Total assets	$160,029	$149,007
(1)Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at the lower of amortized cost or fair value. See "Note 5 - Mortgage Servicing Rights" for additional information.
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
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2021 valuation were 15.3% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

In 2007, the Corporation received the Visa Shares in connection with a corporate restructuring undertaken by Visa, Inc. in contemplation of its initial public offering. These securities were considered equity securities without readily determinable fair values. As such, the approximately 133,000 Visa Shares owned were carried at a zero cost basis. During the first quarter of 2021, the Corporation sold all of its Visa Shares and recognized a $34.0 million gain.

The following tables present the carrying amounts and estimated fair values of the Corporation’s financial instruments for the current period. A general description of the methods and assumptions used to estimate such fair values follows:

	March 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,661,876	$1,661,876	$—	$—	$1,661,876
FRB and FHLB stock	66,209	—	66,209	—	66,209
Loans held for sale	34,092	—	34,092	—	34,092
AFS securities	2,758,597	—	2,682,393	76,204	2,758,597
HTM securities	853,413	—	843,743	—	843,743
Net Loans	18,725,000	—	—	18,354,532	18,354,532
Accrued interest receivable	65,649	65,649	—	—	65,649
Other assets	510,534	276,659	196,808	37,067	510,534
FINANCIAL LIABILITIES
Demand and savings deposits	$19,250,538	$19,250,538	$—	$—	$19,250,538
Brokered deposits	309,873	289,873	21,001	—	310,874
Time deposits	2,073,427	—	2,087,663	—	2,087,663
Short-term borrowings	520,989	520,989	—	—	520,989
Accrued interest payable	5,618	5,618	—	—	5,618
Long-term borrowings	626,407	—	607,577	—	607,577
Other liabilities	297,069	173,899	108,897	14,273	297,069

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,847,832	$1,847,832	$—	$—	$1,847,832
FRB and FHLB stock	92,129	—	92,129	—	92,129
Loans held for sale	83,886	—	83,886	—	83,886
AFS securities	3,062,143	—	2,963,937	98,206	3,062,143
HTM securities	278,281	—	296,857	—	296,857
Net Loans	18,623,253	—	—	18,354,532	18,354,532
Accrued interest receivable	72,942	72,942	—	—	72,942
Other assets	650,425	279,015	338,987	32,423	650,425
FINANCIAL LIABILITIES
Demand and savings deposits	$18,279,358	$18,279,358	$—	$—	$18,279,358
Brokered deposits	335,185	295,185	41,206	—	336,391
Time deposits	2,224,665	—	2,246,457	—	2,246,457
Short-term borrowings	630,066	630,066	—	—	630,066
Accrued interest payable	10,365	10,365	—	—	10,365
Long-term borrowings	1,296,263	—	1,332,041	—	1,332,041
Other liabilities	338,747	156,869	167,505	14,373	338,747

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

As of March 31, 2021, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.
NOTE 10 – Net Income Per Share

Basic net income per share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding.

Diluted net income per share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation’s common stock equivalents consist of outstanding stock options, restricted stock, RSUs, and PSUs. PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31
	2021	2020
Weighted average shares outstanding (basic)	162,441	163,475
Impact of common stock equivalents	1,296	942
Weighted average shares outstanding (diluted)	163,737	164,417
Per share:
Basic	$0.43	$0.16
Diluted	0.43	0.16

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

As of March 31, 2021, the Employee Equity Plan had 9.3 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 176,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2021	2020
	(in thousands)
Compensation expense	$1,902	$1,619
Tax benefit	(414)	(344)
Stock-based compensation expense, net of tax benefit	$1,488	$1,275

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended March 31
	2021	2020
	(in thousands)
Interest cost	$561	$681
Expected return on plan assets	(1,011)	(982)
Net amortization and deferral	504	465
Net periodic pension cost	$54	$164

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended March 31
	2021	2020
	(in thousands)
Interest cost	$8	$11
Net accretion and deferral	(134)	(137)
Net periodic benefit	$(126)	$(126)

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

The Corporation records a reserve for unfunded lending commitments, included in ACL - OBS credit exposures, which represents management’s estimate of credit losses associated with unused commitments to extend credit and letters of credit. As of March 31, 2021 and December 31, 2020, the ACL - OBS credit exposures for unfunded lending commitments was $9.7 million and $9.1 million, respectively. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	March 31, 2021	December 31, 2020
	(in thousands)
Commitments to extend credit	$9,018,523	$8,651,055
Standby letters of credit	295,516	298,750
Commercial letters of credit	57,917	56,229

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of both March 31, 2021 and December 31, 2020, the total reserve for losses on residential mortgage loans sold was $1.1 million, including reserves for both representation and warranty and credit loss exposures. With the adoption of CECL on January 1, 2020 the reserve for estimated losses on certain residential mortgage loans sold to investors was reclassified to ACL - OBS credit exposures. This reclassification resulted in a $2.1 million increase to ACL - OBS credit exposures and a corresponding decrease to the reserve for estimated losses related to loans sold to investors in the first quarter of 2020.

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

In addition, from time to time, the Corporation is involved in investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other companies. These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation, and could result in fines, penalties, restitution, other types of sanctions or restrictions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices. The Corporation’s practice is to cooperate fully with regulatory and governmental inquiries and investigations.

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

NOTE 14 – Long-Term Borrowings

Pursuant to a cash tender offer, the Corporation purchased $75.0 million and $60.0 million of its subordinated notes which mature on November 15, 2024 and its senior notes which mature on March 16, 2022, respectively. The subordinated notes carry a fixed rate of 4.50% and an effective rate of 4.87% and the senior notes carry a fixed rate of 3.60% and an effective rate of 3.95%. The Corporation incurred $11.3 million in debt extinguishment costs and expensed $841,000 of unamortized discount costs. In addition, the Corporation prepaid $536.0 million of long-term FHLB advances and incurred $20.9 million in prepayment penalties.

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
•the effects of the extensive level of regulation and supervision to which the Corporation and Fulton Bank are subject;
•the effects of the significant amounts of time and expense associated with regulatory compliance and risk management;
•the potential for negative consequences resulting from regulatory violations, investigations and examinations, or failure to comply with the BSA, the Patriot Act and related AML requirements, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions or restrictions, the need to undertake remedial actions and possible damage to the Corporation’s reputation;
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
•the potential effects of climate change and related government policies on the Corporation’s business and results of operations;
•the Corporation’s ability to implement, from time to time, measures intended to manage growth in non-interest expenses and improve the efficiency of its operations and realize the intended effects of those initiatives;
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

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Report, including in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and in Item 1A. "Risk Factors".

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended March 31
	2021	2020
Net income (in thousands)	$73,063	$26,047
Net income available to common shareholders (in thousands)	$70,472	$26,047
Diluted net income per share	$0.43	$0.16
Return on average assets, annualized	1.14%	0.47%
Return on average shareholders' equity, annualized	11.24%	4.48%
Return on average common shareholders' equity (tangible), annualized (1)	15.00%	5.84%
Net interest margin (2)	2.79%	3.21%
Efficiency ratio (1)	63.0%	64.5%
Non-performing assets to total assets	0.60%	0.64%
Annualized net charge-offs to average loans	0.13%	0.26%
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

COVID-19 Pandemic

The COVID-19 pandemic has caused substantial disruptions in economic and social activity, both globally and in the United States. The spread of COVID-19, and related governmental actions to mandate or encourage temporary closures of businesses, quarantines, social distancing, "stay at home" orders and other restrictions on in-person operations and activities, have caused severe disruptions in the U.S. economy, which has, in turn, disrupted, and will likely continue to disrupt, the business, activities, and operations of the Corporation’s customers, as well as the Corporation’s own business and operations. The resulting impacts of the pandemic on consumers, including elevated levels of unemployment, have continued to cause changes in consumer and business spending, borrowing needs and saving habits, which have and will likely continue to affect the demand for loans and other products and services the Corporation offers, as well as the creditworthiness of its borrowers. The significant decrease in commercial activity, disruptions in supply chains and other effects associated with the pandemic, both nationally and in the Corporation’s markets, may cause customers, vendors and counterparties to be unable to meet existing payment or other obligations to the Corporation.

While portions of the national economy have reopened, there is still significant uncertainty concerning the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as their impact on the U.S. economy. The extent to which the pandemic impacts the Corporation’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing severity of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19, and the actions taken to contain it or treat its impact. Moreover, although multiple COVID-19 vaccines have received regulatory approval and are currently being distributed, it is too early to know how quickly these vaccines can be distributed and how effective they will be in mitigating the adverse social and economic effects of the COVID-19 pandemic.

The Corporation’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. In an effort to mitigate the spread of COVID-19, the Corporation adjusted service models at certain of its financial center locations, including limiting some locations to drive-up and ATM services only, offering lobby access by appointment only, and encouraging the Corporation’s customers to use electronic banking platforms. Approximately 25% of the Corporation’s locations are expected to provide lobby access by appointment only on a long-term basis.

A significant portion of the Corporation’s employees transitioned to working remotely as a result of the COVID-19 pandemic, which, in addition to requiring added support from the Corporation’s information technology infrastructure, increases cybersecurity risks. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Corporation’s business.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Corporation’s net interest income and margins and the Corporation’s profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses that meet eligibility requirements in order to keep their workers on the payroll and fund specified operating expenses. Subsequent legislation extended the authority of the SBA to guaranty loans under the PPP through August 8, 2020. In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act reauthorized the SBA to guarantee loans under the PPP through March 31, 2021, and the PPP Extension Act of 2021 extended that authorization through June 30, 2021 for applications received by the SBA prior to June 1, 2021. From the inception of the PPP through March 31, 2021, the Corporation funded a total of approximately $2.6 billion of loans under the PPP. Through March 31, 2021, a total of $958.6 million of those PPP loans have qualified for loan forgiveness and have been repaid by the SBA.

A series of stimulus payments to eligible consumers, enhanced unemployment benefits provided by the federal government and traditional, state-provided unemployment compensation, as well as other forms of relief provided to consumers and businesses, have helped to limit some of the adverse impacts of COVID-19 and, together with other factors, have contributed to significant growth in the Corporation’s customer deposit balances since the pandemic began. The reduction, expiration or discontinuation of these measures may adversely impact the recovery of economic activity and the ability of borrowers to meet their payment and other obligations to the Corporation, either of which could require the Corporation to increase the ACL through provisions for credit losses. Further, if economic activity continues to recover, and consumer spending and business investment increase, customers may be less likely to maintain deposit balances with the Corporation at recent levels, which might require the Corporation to increase its reliance on alternative or higher-cost sources of funding.

The impact of COVID-19 on the Corporation’s financial results is evolving and uncertain. The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. While many areas of the economy exhibited signs of recovery beginning in the second half of 2020, the lingering effects of the pandemic, particularly in certain sectors of the economy, or a resurgence in COVID-19 infections that prompts the continuation or imposition of governmental restrictions on activities, may result in decreased demand for the Corporation’s loan products. In addition, the decline in economic activity occurring due to COVID-19 and the actions by the FOMC with respect to interest rates are likely to affect the Corporation’s net interest income, non-interest income and credit-related losses for an uncertain period of time. See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

Financial Highlights

Following is a summary of the financial highlights for the three months ended March 31, 2021:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $70.5 million for the three months ended March 31, 2021, a $44.5 million increase compared to $26.0 million for the same period of 2020. Diluted net income per share was $0.43, a $0.27 increase compared to the same period in 2020. The increase in net income during the first three months of 2021 was primarily a result of a lower provision for credit losses, an increase in net interest income, higher non-interest income and net investment securities gains, partially offset by higher non-interest expense, as detailed below.

•Net Interest Income - Net interest income increased $3.7 million, or 2.3%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase resulted from lower rates on interest-bearing liabilities and a higher volume of interest-earning assets, primarily loans, partially offset by lower yields on interest-earning assets. Overall, the net interest margin decreased 42 bp for the three months ended March 31, 2021 compared to the same period in 2020.

◦Net Interest Margin - For the three months ended March 31, 2021, the decrease in the net interest margin reflected the net impact of an 84 bp decrease in yields on interest-earning assets, partially offset by a 44 bp decrease in the cost of funds.

◦Loan Growth - Average Net Loans grew by $2.1 billion, or 12.6%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was driven largely by the issuance of PPP loans and growth in the real estate commercial and residential mortgage portfolios.

◦Deposit Growth - Average deposits grew $4.0 billion, or 23.3%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was driven by growth in all deposit categories except time deposits. The increases in average total demand and savings accounts were driven by strong customer liquidity.

•Provision for Credit Losses - The provision for credit losses was a negative $5.5 million for the first quarter of 2021, a decrease of $49.5 million from the same period of 2020. Improved economic forecasts and a decrease in specific allocations within the ACL for loans evaluated individually, reduced the level of the ACL determined to be necessary at the end of the first quarter of 2021 in comparison to the end of the fourth quarter of 2020. The $44.0 million provision for credit losses in the first quarter of 2020 was primarily driven by the assessment of the initial estimated impacts of COVID-19, as reflected in economic forecasts as of the end of the first quarter of 2020, on the level of expected credit losses.

•Asset Quality - Non-performing assets increased $4.8 million, or 3.2%, as of March 31, 2021 compared to December 31, 2020, and were 0.60% and 0.58% of total assets, respectively, as of those dates. Annualized net charge-offs to average loans outstanding were 0.13% for the three months ended March 31, 2021 compared to 0.26% for the same period in 2020.

•Balance Sheet Restructuring - During the first quarter of 2021, the Corporation completed a balance sheet restructuring that included a $34.0 million gain on sale of Visa Shares, offset by other securities losses of $400,000, debt extinguishment costs of $32.2 million and a write-off of $841,000 recognized in net interest income in connection with the cash tender offer for certain of its outstanding senior and subordinated notes and the prepayment of certain term FHLB advances. See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for further details on the tender of certain outstanding senior and subordinated notes.

The Corporation executed $500 million of receive-fixed, pay-variable interest rate swaps, during the first quarter of 2021, to reduce exposure to interest rate risk and potentially increase net interest income.

•Non-interest Income - For the three months ended March 31, 2021, non-interest income, excluding net investment securities gains, increased $7.3 million, or 13.4%, as compared to the same period in 2020. The increase was primarily the result of mortgage banking income, which increased $7.7 million, driven by a $6.1 million decrease to the valuation allowance for MSRs. In addition, wealth management fees increased $2.3 million, or 15.2%, resulting from an increase in client asset levels and overall market performance. Partially offsetting these increases were decreases in commercial and consumer banking revenues, primarily driven by lower capital markets revenue and overdraft fees, respectively.

•Non-interest Expense - Non-interest expense increased $35.8 million, or 25.1%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase during the quarter was largely driven by debt extinguishment costs which associated with the balance sheet restructuring. Increases were also recognized in salaries and employee benefits, data processing and software expenses and state taxes.

•Income Taxes - Income tax expense for the three months ended March 31, 2021 was $13.9 million, an $11.1 million increase from $2.8 million for the same period in 2020. The Corporation’s ETR was 16.0% for the three months ended March 31, 2021, compared to 9.6% in the same period of 2020. The increase in income tax expense primarily resulted from an increase in income before taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended March 31
	2021	2020
	(dollars in thousands)
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$70,472	$26,047
Plus: Intangible amortization, net of tax	90	104
Numerator	$70,562	$26,151

Average common shareholders' equity	$2,637,098	$2,337,016
Less: Average goodwill and intangible assets	(536,601)	(535,235)
Less: Average preferred stock	(192,878)	—
Denominator	$1,907,619	$1,801,781

Return on average common shareholders' equity (tangible), annualized	15.00%	5.84%

Efficiency ratio
Non-interest expense	$178,384	$142,552
Less: Debt extinguishment cost	(32,163)	—
Less: Amortization of tax credit investments	(1,531)	(1,450)
Less: Intangible amortization	(115)	(132)
Numerator	$144,575	$140,970

Net interest income (FTE) (1)	$167,428	$163,970
Plus: Total non-interest income	95,397	54,644
Less: Investment securities gains, net	(33,475)	(46)
Denominator	$229,350	$218,568

Efficiency ratio	63.0%	64.5%

(1)    Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion and Analysis.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Net Interest Income

FTE net interest income increased $3.5 million, to $167.4 million, for the three months ended March 31, 2021, from $164.0 million in the same period in 2020. The NIM decreased 42 bp, or 13.1%, to 2.79%, compared to 3.21% for the same period in 2020. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended March 31
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans (1)	$18,980,586	$165,462	3.53%	$16,860,067	$177,496	4.23%
Taxable investment securities (2)	2,438,496	13,691	2.08	2,284,457	16,294	2.85
Tax-exempt investment securities (2)	911,648	7,156	3.13	720,223	5,960	3.29
Total investment securities	3,350,144	20,847	2.49	3,004,680	22,254	2.96
Loans held for sale	53,465	471	3.53	27,178	320	4.71
Other interest-earning assets	1,900,199	1,136	0.24	602,270	2,532	1.69
Total interest-earning assets	24,284,394	187,916	3.13	20,494,195	202,602	3.97
Noninterest-earning assets:
Cash and due from banks	120,181			138,248
Premises and equipment	230,649			239,619
Other assets	1,728,473			1,590,666
Less: ACL - loans (3)	(280,881)			(210,629)
Total Assets	$26,082,816			$22,252,099
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,832,174	$1,160	0.08%	$4,649,905	$5,643	0.49%
Savings deposits	6,137,084	1,526	0.10	5,127,662	7,110	0.56
Brokered deposits	324,364	395	0.49	275,359	1,073	1.57
Time deposits	2,150,570	6,521	1.23	2,761,474	12,614	1.84
Total interest-bearing deposits	14,444,192	9,602	0.27	12,814,400	26,440	0.83
Short-term borrowings	570,775	188	0.13	1,303,047	4,073	1.25
Long-term borrowings	1,271,170	10,698	3.38	1,063,214	8,119	3.06
Total interest-bearing liabilities	16,286,137	20,488	0.51	15,180,661	38,632	1.02
Noninterest-bearing liabilities:
Demand deposits	6,672,832			4,307,027
Total Deposits/Cost of deposits	21,117,024		0.18	17,121,427		0.62
Other liabilities	486,749			427,395
Total Liabilities	23,445,718			19,915,083
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,958,969		0.36	19,487,688		0.80
Shareholders’ equity	2,637,098			2,337,016
Total Liabilities and Shareholders’ Equity	$26,082,816			$22,252,099
Net interest income/FTE NIM		167,428	2.79%		163,970	3.21%
Tax equivalent adjustment		(2,979)			(3,224)
Net interest income		$164,449			$160,746
(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for Net Loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended March 31, 2021 in comparison to the same period in 2020:

	2021 vs. 2020 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net Loans (1)	$20,027	$(32,061)	$(12,034)
Taxable investment securities	1,217	(3,820)	(2,603)
Tax-exempt investment securities	1,494	(298)	1,196
Loans held for sale	246	(95)	151
Other interest-earning assets	2,073	(3,469)	(1,396)
Total interest income	$25,057	$(39,743)	$(14,686)
Interest expense on:
Demand deposits	$1,110	$(5,750)	$(4,640)
Savings deposits	1,156	(6,740)	(5,584)
Brokered deposits	146	(824)	(678)
Time deposits	(2,376)	(3,560)	(5,936)
Short-term borrowings	(1,500)	(2,385)	(3,885)
Long-term borrowings	1,688	891	2,579
Total interest expense	$224	$(18,368)	$(18,144)
(1)Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The general level of interest rates has remained at or near historic lows since March 2020 as a result of the FOMC reducing the Fed Funds Rate to near zero and taking other monetary policy actions in response to COVID-19. As summarized in the preceding table, the 84 bp decrease in the yield on average interest-earning assets drove a $39.7 million decrease in FTE interest income that was partially offset by the impact of a $3.8 billion, or 18.5%, increase in average interest-earning assets, primarily PPP loans, which contributed $25.1 million to FTE interest income. The yield on the loan portfolio decreased 70 bp, or 16.5%, from the first quarter of 2020, as variable and certain adjustable rate loans repriced to lower rates, and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As a result, the impact of changes in index rates, primarily the prime rate and LIBOR, on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $18.1 million primarily due to the 51 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 41 bp and 46 bp, respectively, which contributed $5.8 million and $6.7 million to the decrease in interest expense, respectively. The cost of average time deposits decreased 61 bp and the average balance of time deposits decreased, which contributed $3.6 million and $2.4 million to the decrease in interest expense, respectively. In addition, the 112 bp decrease in the rates on short-term borrowings and the $732.3 million decrease in average short-term borrowings contributed $2.4 million and $1.5 million to the decrease in interest expense, respectively. The $208.0 million increase in average long-term borrowings and the 32 bp increase in the average rate on long-term borrowings resulted in an $1.7 million and $900,000 of additional interest expense, respectively. As discussed in the "Overview" section of Management's Discussion, the Corporation completed a balance sheet restructuring in March of 2021, which included the prepayment of $535.0 million of FHLB advances and the cash tender offer for $75.0 million and $60.0 million of subordinated debt and senior notes, respectively. This reduction in long-term borrowings had a limited impact on the average balances during the first quarter of 2021.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2021		2020		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,128,997	3.15%	$6,746,766	4.20%	$382,231	5.7%
Commercial and industrial (1)	5,722,080	2.57	4,446,750	4.21	1,275,330	28.7
Real estate – residential mortgage	3,183,585	3.52	2,670,019	3.97	513,566	19.2
Real estate – home equity	1,175,218	3.75	1,300,132	4.73	(124,914)	(9.6)
Real estate – construction	1,054,718	3.09	929,529	4.13	125,189	13.5
Consumer	459,038	4.13	466,415	4.34	(7,377)	(1.6)
Equipment lease financing	266,405	4.11	284,566	4.32	(18,161)	(6.4)
Other (2)	(9,455)	—	15,890	—	(25,345)	N/M
Total loans	$18,980,586	3.53%	$16,860,067	4.23%	$2,120,519	12.6%
(1) Includes average PPP loans of $1.7 billion and $0 for the three months ended March 31, 2021 and 2020, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $2.1 billion, or 12.6%, compared to the same period of 2020. The increase was driven largely by growth in the commercial and industrial portfolio as a result of loans originated under the PPP. Excluding loans originated under the PPP, commercial and industrial loan balances declined. Commercial and residential mortgage loan portfolios, as well as the construction, consumer and equipment lease financing portfolios, experienced growth, partially offset by decreases in the home equity loan portfolio.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,672,832	—%	$4,307,027	—%	$2,365,805	54.9%
Interest-bearing demand	5,832,174	0.08	4,649,905	0.49	1,182,269	25.4
Savings	6,137,084	0.10	5,127,662	0.56	1,009,422	19.7
Total demand and savings	18,642,090	0.06	14,084,594	0.36	4,557,496	32.4
Brokered deposits	324,364	0.49	275,359	1.57	49,005	17.8
Time deposits	2,150,570	1.23	2,761,474	1.84	(610,904)	(22.1)
Total deposits	$21,117,024	0.18%	$17,121,427	0.62%	$3,995,597	23.3%

The average cost of total deposits decreased 44 bp, to 0.18%, for the first quarter of 2021, compared to 0.62% for the same period of 2020, mainly as a result of reductions in deposit rates due to the continued low interest rate environment. This decrease in the average cost of deposits contributed $16.9 million to the reduction of interest expense. Average total deposits increased $4.0 billion, or 23.3%, primarily driven by increases in noninterest-bearing demand deposits, interest-bearing demand and saving accounts, partially offset by a decrease in time deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2021		2020		in Balance
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$570,775	0.13%	$428,242	0.58%	$142,533	33.3%
Federal funds purchased	—	—	186,868	1.12	(186,868)	(100.0)
FHLB advances and other borrowings (2)	—	—	687,937	1.70	(687,937)	(100.0)
Total short-term borrowings	570,775	0.13	1,303,047	1.25	(732,272)	(56.2)
Long-term borrowings:
FHLB advances	513,744	1.80	556,951	1.93	(43,207)	(7.8)
Other long-term debt	757,426	4.44	506,263	4.30	251,163	49.6
Total long-term borrowings	1,271,170	3.38	1,063,214	3.06	207,956	19.6
Total borrowings	$1,841,945	2.37%	$2,366,261	2.06%	$(524,316)	(22.2)%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB advances and other borrowings with original terms of less than one year.

Average total short-term borrowings decreased $732.3 million, or 56.2%, primarily as a result of a $687.9 million decrease in FHLB advances and other borrowings and a $186.9 million decrease in federal funds purchased, partially offset by a $142.5 million increase in customer funding. These decreases resulted from excess funding provided by higher deposit balances. The decrease in short-term borrowings and the lower rates contributed $3.9 million to the decrease in interest expense.

Average total long-term borrowings increased $208.0 million, or 19.6%, in the first quarter of 2021, compared to the same period of 2020, primarily as a result of the issuances of $375.0 million of subordinated notes in March of 2020. As noted above, the Corporation completed a balance sheet restructuring in March of 2021, which included the prepayment of $536.0 million of long-term FHLB advances and the cash tender offer for $75.0 million and $60.0 million of the Corporation's outstanding subordinated and senior notes, respectively. This reduction in long-term borrowings had a limited impact on average balances for the first quarter of 2021.

Provision for Credit Losses

The provision for credit losses was a negative $5.5 million for the first quarter of 2021, a decrease of $49.5 million from the same period of 2020. Several factors as of the end of the first quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts and a decrease in specific allocations within the ACL for loans evaluated individually, reduced the level of the ACL determined to be necessary at the end of the first quarter of 2021, resulting in the negative provision for credit losses for the first quarter of 2021. The $44.0 million provision expense for credit losses in the first quarter of 2020 was primarily driven by the assessment of the initial estimated impacts of COVID-19, as reflected in economic forecasts as of the end of the first quarter of 2020, on the level of expected credit losses.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$5,768	$5,624	$144	2.6%
Cash management	4,921	4,742	179	3.8
Capital markets	2,800	5,075	(2,275)	(44.8)
Other commercial banking	2,853	2,978	(125)	(4.2)
Total commercial banking	16,342	18,419	(2,077)	(11.3)
Consumer banking:
Card	5,878	4,685	1,193	25.5
Overdraft	2,724	4,058	(1,334)	(32.9)
Other consumer banking	2,152	2,496	(344)	(13.8)
Total consumer banking	10,754	11,239	(485)	(4.3)
Wealth management fees	17,347	15,055	2,292	15.2
Mortgage banking:
Gains on sales of mortgage loans	8,656	6,181	2,475	40.0
Mortgage servicing income	5,304	53	5,251	N/M
Total mortgage banking	13,960	6,234	7,726	123.9
Other	3,519	3,651	(132)	(3.6)
Non-interest income before investment securities gains	61,922	54,598	7,324	13.4
Investment securities gains, net	33,475	46	33,429	N/M
Total Non-Interest Income	$95,397	$54,644	$40,753	74.6%

Non-interest income, before net investment securities gains, increased $7.3 million, or 13.4%, in the first quarter of 2021 as compared to the same period in 2020. The increase was the net result of the following items:

•Total commercial banking income decreased $2.1 million, or 11.3%, compared to the same period in 2020, driven by decreases in capital markets revenue, which consists primarily of commercial loan interest rate swaps;

•Total consumer banking income decreased $485,000, or 4.3%, compared to the same period in 2020, primarily driven by lower overdraft fees, which was partially offset by increased card income;

•Wealth management revenues increased $2.3 million, or 15.2%, primarily resulting from growth in brokerage income due to an increase in client asset levels and improved overall market performance; and,

•Mortgage banking income increased $7.7 million, or 123.9%, driven by an increase in mortgage servicing income and gains on sales of mortgage loans. The increase in mortgage servicing income was driven by a $6.1 million decrease to the valuation allowance for MSRs compared to a $1.1 million increase to the valuation allowance for the same period in 2020.

Investment securities gains, net, were $33.5 million in the first quarter of 2021 as a result of a $34.0 million gain on the sale of Visa Shares, partially offset by losses on other securities sold. The sale of the Visa Shares was part of the balance sheet restructuring as discussed in the "Overview" section of Management's Discussion.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Salaries and employee benefits	$82,586	$80,228	$2,358	2.9%
Net occupancy	13,982	13,486	496	3.7
Data processing and software	13,561	11,645	1,916	16.5
Other outside services	8,490	7,881	609	7.7
Professional fees	2,779	4,202	(1,423)	(33.9)
Equipment	3,428	3,418	10	0.3
State taxes	4,505	2,804	1,701	60.7
FDIC insurance	2,624	2,808	(184)	(6.6)
Marketing	1,002	1,579	(577)	(36.5)
Amortization of TCI	1,531	1,450	81	5.6
Intangible amortization	115	132	(17)	(12.9)
Debt extinguishment	32,163	—	32,163	N/M
Other	11,618	12,919	(1,301)	(10.1)
Total non-interest expense	$178,384	$142,552	$35,832	25.1%

Salaries and employee benefits increased $2.4 million, or 2.9%, primarily due to recognition of higher variable compensation plan expense in 2021 as a result of the Corporation's improved financial performance.

Data processing and software increased $1.9 million, or 16.5%, reflecting costs related to technology initiatives.

Professional fees decreased $1.4 million, or 33.9%, primarily due to a decrease in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

State taxes increased $1.7 million, or 60.7%, primarily as a result of an increase in the accrual for PA shares tax expense.
Marketing expense decreased $577,000, or 36.5%, as a result of reduced marketing campaigns during the quarter.

Debt extinguishment costs totaled $32.2 million as a result of $20.9 million in prepayment penalties incurred upon the prepayment of long-term FHLB advances and $11.3 million of expenses associated with the cash tender offer to purchase subordinated and senior notes as part of the balance sheet restructuring discussed in the "Overview" section of Management's Discussion.

Income Taxes

Income tax expense for the three months ended March 31, 2021 was $13.9 million, an $11.1 million increase from $2.8 million for the same period in 2020. The Corporation’s ETR was 16.0% for the three months ended March 31, 2021, compared to 9.6% in the same period of 2020. The increase in income tax expense primarily resulted from an increase in income before taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	March 31, 2021	December 31, 2020	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,661,876	$1,847,832	$(185,956)	(10.1)%
FRB and FHLB Stock	66,209	92,129	(25,920)	(28.1)
Loans held for sale	34,092	83,886	(49,794)	(59.4)
Investment securities	3,612,010	3,340,424	271,586	8.1
Net Loans	18,725,000	18,623,253	101,747	0.5
Premises and equipment	229,035	231,480	(2,445)	(1.1)
Goodwill and intangibles	536,544	536,659	(115)	—
Other assets	1,028,224	1,151,070	(122,846)	(10.7)
Total Assets	$25,892,990	$25,906,733	$(13,743)	(0.1)%
Liabilities and Shareholders’ Equity
Deposits	$21,633,838	$20,839,207	$794,631	3.8%
Short-term borrowings	520,989	630,066	(109,077)	(17.3)
Long-term borrowings	626,407	1,296,263	(669,856)	(51.7)
Other liabilities	482,101	524,369	(42,268)	(8.1)
Total Liabilities	23,263,335	23,289,905	(26,570)	(0.1)
Total Shareholders’ Equity	2,629,655	2,616,828	12,827	0.5
Total Liabilities and Shareholders’ Equity	$25,892,990	$25,906,733	$(13,743)	(0.1)%

Cash and Cash Equivalents

The $186.0 million, or 10.1%, decrease in cash and cash equivalents mainly resulted from cash used in the balance sheet restructuring which included the cash tender offer for certain of the Corporation's outstanding senior and subordinated notes and the prepayment of certain term FHLB advances as discussed in the "Overview" section of Management's Discussion.

FRB and FHLB Stock

The $25.9 million, or 28.1%, decrease in FRB and FHLB stock was the result of a decrease in FHLB stock required due to the prepayment of the long-term FHLB advances as mentioned above and in the "Overview" section of Management's Discussion.

Loans Held for Sale

Loans held for sale decreased $49.8 million, or 59.4%, primarily as the result of the Corporation's decision to hold, rather than sell in the secondary market, a greater proportion of the residential mortgage loans it originated in the loan portfolio on its balance sheet.

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2021	December 31, 2020	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
State and municipal securities	$994,760	$952,613	$42,147	4.4%
Corporate debt securities	359,371	367,145	(7,774)	(2.1)
Collateralized mortgage obligations	399,881	503,766	(103,885)	(20.6)
Residential mortgage-backed securities	255,364	377,998	(122,634)	(32.4)
Commercial mortgage-backed securities	673,017	762,415	(89,398)	(11.7)
Auction rate securities	76,204	98,206	(22,002)	(22.4)
Total available for sale securities	$2,758,597	$3,062,143	$(303,546)	(9.9)%
Held to Maturity
Residential mortgage-backed securities	$467,461	$278,281	$189,180	68.0%
Commercial mortgage-backed securities	385,952	—	385,952	N/M
Total held to maturity securities	$853,413	$278,281	$575,132	N/M

Total Investment Securities	$3,612,010	$3,340,424	$271,586	8.1%

Total AFS securities decreased $303.5 million, or 9.9%, primarily as the result of $376.2 million of residential and commercial mortgage backed securities transferred from the AFS classification to the HTM classification. In addition, the Corporation sold ARCs with an estimated fair value of $24.6 million during the first quarter of 2021.

Total HTM securities increased $575.1 million, primarily as a result of the above mentioned transfer of AFS securities as well as purchases of additional mortgage-backed securities.

Loans

The following table presents ending balances of Net Loans:

	March 31, 2021	December 31, 2020	2021 vs. 2020 Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,142,137	$7,105,092	$37,045	0.5%
Commercial and industrial (1)	5,675,714	5,670,828	4,886	0.1
Real estate – residential mortgage	3,254,058	3,141,915	112,143	3.6
Real estate – home equity	1,149,958	1,202,913	(52,955)	(4.4)
Real estate – construction	1,083,494	1,047,218	36,276	3.5
Consumer	451,857	466,772	(14,915)	(3.2)
Equipment lease financing and other	252,930	284,377	(31,447)	(11.1)
Overdrafts	1,373	4,806	(3,433)	(71.4)
Gross loans	19,011,521	18,923,921	87,600	0.5
Unearned income	(20,535)	(23,101)	2,566	(11.1)
Net Loans	$18,990,986	$18,900,820	$90,166	0.5%
(1) Includes PPP loans totaling $1.7 billion and $1.6 billion as of March 31, 2021 and December 31, 2020, respectively.

Net Loans increased $90.2 million, or 0.5%, in comparison to December 31, 2020, primarily due to growth in commercial and residential mortgage loans, construction loans and commercial and industrial loans, partially offset by decreases in home equity and consumer loans and equipment lease financing. The increase in the residential mortgage portfolio was the result of continued growth in originations and the strategic decision by the Corporation to hold a greater proportion of the originations on its balance sheet.

The increase in commercial and industrial loans was primarily driven by the net effect of approximately $579 million of PPP loans forgiven and approximately $685 million on new PPP loans originated during the first quarter of 2021.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. Approximately $8.2 billion, or 43.3%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2021. The Corporation's internal policy limited its maximum total lending commitment to an individual borrowing relationship to $55 million as of March 31, 2021. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	March 31, 2021	December 31, 2020
Real estate (1)	41.7%	41.4%
Health care	8.3	8.7
Agriculture	6.2	6.4
Manufacturing	5.8	6.3
Construction (2)	5.4	6.4
Other services (3)	5.1	5.1
Hospitality and food services	4.0	4.2
Retail	3.3	3.8
Educational services	3.2	3.3
Wholesale trade	3.1	3.3
Professional, scientific and technical services	2.9	3.6
Arts, entertainment and recreation	2.6	2.4
Transportation and warehousing	1.6	1.7
Public administration	1.5	1.7
Other (4) (5)	5.3	1.7
Total	100.0%	100.0%

(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Includes commercial loans to borrowers engaged in the construction industry.
(3)    Excludes public administration.
(4)    Includes the energy sector.
(5)    Includes $774.7 million of PPP loans, primarily those originated during the first quarter of 2021, as of March 31, 2021 and $136.7 million of PPP loans as of December 31, 2020. The remaining PPP loans were include within their respective industry classification above as of both March 31, 2021 and December 31, 2020.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2021:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended March 31, 2021
Balance at December 31, 2020	$31,993	$51,470	$1,395	$26,107	$9,588	$332	$16,312	$137,197
Additions	9,910	6,062	404	7,644	621	625	173	25,439
Payments	(5,870)	(3,249)	(319)	(158)	(355)	(21)	(52)	(10,024)
Charge-offs	(4,319)	(1,837)	(39)	(192)	(212)	(635)	(684)	(7,918)
Transfers to accrual status	—	—	—	—	(274)	—	—	(274)
Transfers to OREO	(62)	(469)	—	—	—	—	—	(531)
Balance at March 31, 2021	$31,652	$51,977	$1,441	$33,401	$9,368	$301	$15,749	$143,889

Non-accrual loans increased approximately $6.7 million, or 4.9%, in comparison to December 31, 2020, primarily as a result of additions to non-accrual loans during the period, partially offset by payments and charge-offs.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Non-accrual loans	$143,889	$137,198
Loans 90 days or more past due and still accruing	8,559	9,929
Total non-performing loans	152,448	147,127
OREO (1)	3,664	4,178
Total non-performing assets	$156,112	$151,305
Non-performing loans to total loans	0.80%	0.78%
Non-performing assets to total assets	0.60%	0.58%
ACL - loans to non-performing loans	174%	189%
(1) Excludes $7.6 million and $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2021 and December 31, 2020, respectively

Non-performing loans increased $5.3 million, or 3.6%, in comparison to December 31, 2020. Non-performing loans as a percentage of total loans were 0.80% at March 31, 2021 in comparison to 0.78% at December 31, 2020. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents loans whose terms have been modified under TDRs, by type, as of the indicated dates:

	March 31, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$27,961	$28,451
Commercial and industrial	7,041	6,982
Real estate - residential mortgage	18,214	18,602
Real estate - home equity	13,674	14,391
Real estate - construction	154	—
Consumer	5	—
Total accruing TDRs	67,049	68,426
Non-accrual TDRs (1)	44,986	35,755
Total TDRs	$112,035	$104,181
(1) Included with non-accrual loans in the preceding table.

The ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals and consumer loans is based on payment history, through the monitoring of delinquency levels and trends. For a description of the Corporation's risk ratings, see Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements.

Total internally risk-rated loans were $13.8 billion, of which $1.0 billion were criticized and classified, as of March 31, 2021, and $13.7 billion, of which $961.1 million were criticized and classified, as of December 31, 2020. The following table presents internal risk ratings for commercial and industrial loans, real estate - commercial mortgages and real estate - construction loans to commercial borrowers with internal risk ratings of Special Mention (1) or Substandard or lower (2):

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2021	December 31, 2020	$	%	March 31, 2021	December 31, 2020	$	%	March 31, 2021	December 31, 2020
	(dollars in thousands)
Real estate - commercial mortgage	$472,937	$478,165	$(5,228)	(1.1)%	$260,167	$181,970	$78,197	43.0%	$733,104	$660,135
Commercial and industrial	136,778	154,039	(17,261)	(11.2)	123,003	128,175	(5,172)	(4.0)	259,781	282,214
Real estate - construction (3)	13,305	13,259	46	0.3	6,056	5,469	587	10.7	19,361	18,728
Total	$623,020	$645,463	$(22,443)	(3.5)%	$389,226	$315,614	$73,612	23.3%	$1,012,246	$961,077

% of total risk rated loans	4.5%	4.7%			2.8%	2.3%			7.4%	7.0%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

The increase in loans with internal risk ratings of substandard or lower that occurred during the three months ended March 31, 2021 was attributed to risk rating downgrades due to COVID-19 related shutdowns and restrictions on operations, mostly impacting the hospitality and food services and arts, entertainment and recreation sectors.
Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
ACL - loans	$265,986	$277,567
ACL - OBS credit exposure (1)	14,273	14,373
Total ACL	$280,259	$291,940

Total ACL to Net Loans	1.48%	1.54%

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL related to loans:

	Three months ended March 31
	2021	2020
	(dollars in thousands)
Average balance of Net Loans	$18,980,586	$16,860,067

Balance of ACL at beginning of period	$277,567	$163,622
Impact of adopting CECL on January 1, 2020	—	45,723
Loans charged off:
Real estate – commercial mortgage	1,837	855
Commercial and industrial	4,319	10,899
Real estate – residential mortgage	192	187
Real estate – home equity	212	316
Real estate – construction	39	—
Consumer	635	1,213
Equipment lease financing and other	968	533
Total loans charged off	8,202	14,003
Recoveries of loans previously charged off:
Real estate – commercial mortgage	174	244
Commercial and industrial	769	1,734
Real estate – residential mortgage	95	85
Real estate – home equity	51	646
Real estate – construction	384	70
Consumer	389	—
Equipment lease financing and other	159	108
Total recoveries	2,021	2,887
Net loan charged off	6,181	11,116
Provision for credit losses (1)	(5,400)	40,279
Balance of ACL at end of period	$265,986	$238,508

Net charge-offs to average loans (annualized)	0.13%	0.26%

(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three months ended March 31, 2021 was a negative of $5.4 million compared to a provision expense of $40.3 million recorded in the same period of 2020. Several factors as of the end of the first quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts and a decrease in specific allocations within the ACL for loans evaluated individually, reduced the level of the ACL determined to be necessary at the end of the first quarter of 2021, resulting in the negative provision for credit losses for the first quarter of 2021. The higher provision during the first three months of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

In addition, net loan charge offs in the three months ended March 31, 2021 were an improvement of $4.9 million compared to the same period of 2020.

The following table summarizes the allocation of the ACL - loans:

	March 31, 2021		December 31, 2020
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$100,976	37.5%	$103,425	37.6%
Commercial and industrial	71,194	29.9	74,771	30.0
Real estate - residential mortgage	49,995	17.1	51,995	16.6
Consumer, home equity, equipment lease financing	28,744	9.8	31,770	10.3
Real estate - construction	15,079	5.7	15,608	5.5
Total ACL - loans	$265,986	100.0%	$277,567	100.0%
(1) Ending loan balances as a % of total loans for the periods presented.

Other Assets

Other assets decreased $122.8 million, or 10.7%, primarily due to a decrease in fair values of derivative contracts for commercial loan interest rate swaps.

Deposits and Borrowings

The following table presents ending deposits, by type:

	March 31, 2021	December 31, 2020	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,046,116	$6,531,002	$515,114	7.9%
Interest-bearing demand	5,959,909	5,818,564	141,345	2.4
Savings	6,244,513	5,929,792	314,721	5.3
Total demand and savings	19,250,538	18,279,358	971,180	5.3
Brokered deposits	309,873	335,185	(25,312)	(7.6)
Time deposits	2,073,427	2,224,664	(151,237)	(6.8)
Total deposits	$21,633,838	$20,839,207	$794,631	3.8%

Total demand and savings accounts increased $1.0 billion, or 5.3%, driven by increases in all categories, primarily as the result of strong customer liquidity. These increases were partially offset by decreases in brokered and time deposits.

The following table presents ending borrowings, by type:

	March 31, 2021	December 31, 2020	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$520,989	$630,066	$(109,077)	(17.3)%
Total short-term borrowings	520,989	630,066	(109,077)	(17.3)
Long-term borrowings:
FHLB advances	—	535,973	(535,973)	(100.0)
Other long-term borrowings	626,407	760,290	(133,883)	(17.6)
Total long-term borrowings	626,407	1,296,263	(669,856)	(51.7)
Total borrowings	$1,147,396	$1,926,329	$(778,933)	(40.4)%

(1) Includes repurchase agreements and short-term promissory notes.

Total short-term borrowings decreased $109.1 million, or 17.3%. The decrease in short-term borrowings was a result of higher balances of deposits, reducing the need for short-term borrowings. As discussed in the "Overview" section of Management's Discussion, as part of a balance sheet restructuring, the Corporation prepaid $536.0 million of long-term FHLB advances and completed a cash tender offer for $75.0 million of 4.50% subordinated debt due in 2024 and $60.0 million of 3.60% senior notes due in 2022. Also, See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for further details.

Other Liabilities

Other liabilities decreased $42.3 million, or 8.1%, primarily as the result of a decrease in the fair values of derivative contracts related to commercial loan interest rate swaps.

Shareholders' Equity

Total shareholders’ equity increased $12.8 million during the first three months of 2021. The increase was due primarily to $73.1 million of net income, partially offset by a $39.3 million decrease in accumulated other comprehensive income, mainly due to declines in fair values of AFS securities, $22.8 million of common stock cash dividends and $2.6 million of preferred stock dividends.

In February 2021, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021. Under the repurchase program, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time. No repurchases of common stock were made under this program during the three months ended March 31, 2021.

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

The Capital Rules require the Corporation and Fulton Bank to:

•Meet a minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets;

•Meet a minimum Tier 1 Leverage capital ratio of 4.00% of average assets;

•Meet a minimum Total capital ratio of 8.00% of risk-weighted assets and a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets;
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

As of March 31, 2021, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

In March 2020, the banking regulators amended the optional CECL Transition Rule to allow banks to add back to regulatory capital the decrease recorded to retained earnings at the CECL adoption date, or January 1, 2020 for the Corporation, plus 25% of additions to the ACL over the next two years. These amounts will then be phased in as reductions to regulatory capital over the following three years, or 2022 - 2024. Prior to this amendment, the regulatory capital impact of adopting CECL was to be phased in over a 3-year period beginning in 2020. The Corporation elected to apply the amended rule to the regulatory capital treatment for the adoption of CECL.

As of March 31, 2021, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There were no other conditions or events since March 31, 2021 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2021	December 31, 2020	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	14.3%	14.4%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	10.7%	10.5%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.7%	9.5%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	8.2%	8.2%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of March 31, 2021 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $171.7 million	24.1%
+300 bp	+ $128.9 million	18.1%
+200 bp	+ $85.7 million	12.1%
+100 bp	+ $41.5 million	5.8%

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

Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps as part of its interest rate risk management strategy. During the first quarter of 2021, the Corporation entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Corporation making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2021, the Corporation had $3.0 million of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $5.2 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2021, the Corporation had aggregate federal funds lines of $2.1 billion, with no outstanding borrowings. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of March 31, 2021, the Corporation had $351.9 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2021 provided $203.4 million of cash, mainly due to net income of $73.1 million, partially offset by the net impact of other operating activities. Cash used in investing activities was $351.0 million, mainly due to net increases in investments and loans. Cash used in financing activities was $38.4 million due mainly to the repayments of long-term borrowings and decreases in time deposits, partially offset by increases in demand and savings deposits.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s debt security investments consist primarily of U.S. government sponsored agency issued residential mortgage-backed and commercial mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, auction rate securities and corporate debt securities. All of the Corporation's investments in residential mortgage-backed and commercial mortgage-backed and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.

State and Municipal Securities

As of March 31, 2021, the Corporation owned securities issued by various states and municipalities with a total a fair value of $994.8 million. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2021, approximately all of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 64% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of March 31, 2021, the Corporation’s investments in ARCs had a cost basis of $76.4 million and an estimated fair value of $76.2 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of March 31, 2021, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At March 31, 2021, all of the Corporation's ARCs were current and making scheduled interest payments.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) On February 9, 2021, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021. Under the repurchase program, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time. No repurchases of common stock were made under this program during the three months ended March 31, 2021.

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

FULTON FINANCIAL CORPORATION

Date:	May 7, 2021	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	May 7, 2021	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer