Form 10-Q
period 2021-06-30
FULTON FINANCIAL CORP
filed 2021-08-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021, or

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
Common Stock, $2.50 Par Value –163,075,000 shares outstanding as of July 30, 2021.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

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
Note: Some numbers contained in the document may not sum due to rounding

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and due from banks	$143,002	$120,462
Interest-bearing deposits with other banks	1,761,057	1,727,370
Cash and cash equivalents	1,904,059	1,847,832
FRB and FHLB stock	62,631	92,129
Loans held for sale	41,924	83,886
Investment securities:
AFS, at estimated fair value	3,097,375	3,062,143
HTM, at amortized cost	824,283	278,281
Net Loans	18,586,756	18,900,820
Less: ACL - loans	(255,032)	(277,567)
Loans, net	18,331,724	18,623,253
Net premises and equipment	228,353	231,480
Accrued interest receivable	63,232	72,942
Goodwill and intangible assets	536,847	536,659
Other assets	989,346	1,078,128
Total Assets	$26,079,774	$25,906,733
LIABILITIES
Deposits:
Noninterest-bearing	$7,442,132	$6,531,002
Interest-bearing	14,282,180	14,308,205
Total Deposits	21,724,312	20,839,207
Short-term borrowings	533,749	630,066
Accrued interest payable	7,322	10,365
Long-term borrowings	627,213	1,296,263
Other liabilities	494,220	514,004
Total Liabilities	23,386,816	23,289,905
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares authorized and issued in 2020, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 223.8 million shares issued in 2021 and 223.2 million issued in 2020	559,485	557,917
Additional paid-in capital	1,513,645	1,508,117
Retained earnings	1,208,086	1,120,781
Accumulated other comprehensive gain	47,201	65,091
Treasury stock, at cost, 60.8 million shares in 2021 and in 2020	(828,337)	(827,956)
Total Shareholders’ Equity	2,692,958	2,616,828
Total Liabilities and Shareholders’ Equity	$26,079,774	$25,906,733

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Interest Income
Loans, including fees	$155,080	$158,928	$319,065	$334,452
Investment securities:
Taxable	13,898	15,171	27,588	31,465
Tax-exempt	5,921	5,323	11,574	10,031
Loans held for sale	199	509	671	829
Other interest income	1,575	766	2,711	3,297
Total Interest Income	176,673	180,697	361,609	380,074
Interest Expense
Deposits	7,982	17,118	17,584	43,558
Short-term borrowings	137	517	325	4,590
Long-term borrowings	6,155	10,307	16,853	18,426
Total Interest Expense	14,274	27,942	34,762	66,574
Net Interest Income	162,399	152,755	326,847	313,500
Provision for credit losses	(3,500)	19,570	(9,000)	63,600
Net Interest Income After Provision for Credit Losses	165,899	133,185	335,847	249,900
Non-Interest Income
Commercial banking	17,129	16,748	33,471	35,167
Consumer banking	10,860	9,138	21,614	20,377
Wealth management	17,634	13,407	34,981	28,462
Mortgage banking	2,838	9,964	16,798	16,198
Other	3,393	3,660	6,912	7,311
Non-Interest Income Before Investment Securities Gains	51,854	52,917	113,776	107,515
Investment securities gains, net	36	3,005	33,511	3,051
Total Non-Interest Income	51,890	55,922	147,287	110,566
Non-Interest Expense
Salaries and employee benefits	78,367	81,012	160,953	161,240
Data processing and software	13,932	12,193	27,493	23,838
Net occupancy	12,494	13,144	26,476	26,630
Other outside services	8,178	7,600	16,668	15,481
State taxes	4,384	3,088	8,889	5,891
Equipment	3,424	3,193	6,852	6,611
Professional fees	2,651	3,331	5,430	7,533
FDIC insurance	2,282	2,133	4,906	4,941
Amortization of TCI	1,563	1,450	3,094	2,900
Marketing	1,348	1,303	2,350	2,882
Intangible amortization	178	132	293	264
Debt extinguishment	412	2,878	32,575	2,878
Other	11,618	11,549	23,236	24,469
Total Non-Interest Expense	140,831	143,006	319,215	285,558
Income Before Income Taxes	76,958	46,101	163,919	74,909
Income taxes	11,994	6,542	25,892	9,303
Net Income	64,964	39,559	138,027	65,606
Preferred stock dividends	(2,562)	—	(5,153)	—
Net Income Available to Common Shareholders	$62,402	$39,559	$132,874	$65,606

PER SHARE:
Net Income Available to Common Shareholders (Basic)	$0.38	$0.24	$0.81	$0.40
Net Income Available to Common Shareholders (Diluted)	0.38	0.24	0.81	0.40
Cash Dividends	0.14	0.13	0.28	0.26
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Net Income	$64,964	$39,559	$138,027	$65,606
Other Comprehensive Income (Loss), net of tax:
Unrealized gain (loss) on securities	19,298	34,424	(20,701)	51,853
Reclassification adjustment for securities (gains) losses included in net income	(28)	(2,341)	349	(2,376)
Amortization of net unrealized (gains) losses on AFS securities transferred to HTM	(270)	793	1,517	1,589
Net unrealized gain on interest rate swaps used in cash flow hedges	2,074	—	367	—
Amortization of net unrecognized pension and postretirement income	289	255	578	510
Other Comprehensive Income (Loss)	21,363	33,131	(17,890)	51,576
Total Comprehensive Income	$86,327	$72,690	$120,137	$117,182

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended June 30, 2021
Balance at March 31, 2021	200	$192,878	162,517	$558,116	$1,511,101	$1,168,491	$25,838	$(826,769)	$2,629,655
Net income						64,964			64,964
Other comprehensive income							21,363		21,363
Common stock issued			471	1,369	446			(1,568)	247
Stock-based compensation awards					2,098				2,098
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.14 per share						(22,807)			(22,807)
Balance at June 30, 2021	200	$192,878	162,988	$559,485	$1,513,645	$1,208,086	$47,201	$(828,337)	$2,692,958

Three months ended June 30, 2020
Balance at March 31, 2020	—	$—	161,435	$556,243	$1,502,189	$1,040,646	$18,308	$(831,638)	$2,285,748
Net income						39,559			39,559
Other comprehensive income							33,131		33,131
Common stock issued			523	1,326	(350)			221	1,197
Stock-based compensation awards					1,911				1,911
Common stock cash dividends - $0.13 per share						(21,045)			(21,045)
Balance at June 30, 2020	—	$—	161,958	$557,569	$1,503,750	$1,059,160	$51,439	$(831,417)	$2,340,501

Six months ended June 30, 2021
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						138,027			138,027
Other comprehensive loss							(17,890)		(17,890)
Common stock issued			638	1,568	1,528			(381)	2,715
Stock-based compensation awards					4,000				4,000
Preferred stock dividend						(5,153)			(5,153)
Common stock cash dividends - $0.28 per share						(45,569)			(45,569)
Balance at June 30, 2021	200	$192,878	162,988	$559,485	$1,513,645	$1,208,086	$47,201	$(828,337)	$2,692,958

Six months ended June 30, 2020
Balance at December 31, 2019	—	$—	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income						65,606			65,606
Other comprehensive income							51,576		51,576
Common stock issued			648	1,459	540			1,200	3,198
Stock-based compensation awards					3,530				3,530
Adjustment for CECL (1)						(43,807)			(43,807)
Acquisition of treasury stock			(2,908)					(39,748)	(39,748)
Common stock cash dividends - $0.26 per share						(42,030)			(42,030)
Balance at June 30, 2020	—	$—	161,958	$557,569	$1,503,750	$1,059,160	$51,439	$(831,417)	$2,340,501

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1, "Basis of Presentation" to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six months ended June 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$138,027	$65,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(9,000)	63,600
Depreciation and amortization of premises and equipment	13,775	14,331
Amortization of TCI	14,002	15,237
Net amortization of investment securities premiums	7,546	5,599
Investment securities gains, net	(33,511)	(3,051)
Gain on sales of mortgage loans held for sale	(14,094)	(22,728)
Proceeds from sales of mortgage loans held for sale	554,406	584,924
Originations of mortgage loans held for sale	(498,350)	(601,783)
Intangible amortization	293	264
Amortization of issuance costs and discounts on long-term borrowings	1,378	543
Debt extinguishment costs	32,575	2,878
Stock-based compensation	4,000	3,530
Other changes, net	22,537	(161,412)
Total adjustments	95,557	(98,068)
Net cash provided by (used in) operating activities	233,584	(32,462)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	125,811	187,819
Proceeds from principal repayments and maturities of AFS securities	246,740	147,551
Proceeds from principal repayments and maturities of HTM securities	58,470	40,374
Purchase of AFS securities	(766,574)	(418,395)
Purchase of HTM securities	(227,687)	—
Sale of Visa Shares	33,962	—
Sale of FRB and FHLB stock	29,498	6,380
Net decrease (increase) in loans	300,929	(1,882,433)
Net purchases of premises and equipment	(10,648)	(13,881)
Net cash paid for acquisition	292	—
Net change in tax credit investments	(8,065)	(4,873)
Net cash used in investing activities	(217,272)	(1,937,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	1,234,732	2,678,900
Net decrease in time deposits	(349,627)	(188,604)
Net decrease in short-term borrowings	(96,317)	(310,690)
Proceeds from long-term borrowings	620	495,898
Repayments of long-term borrowings	(703,624)	(85,893)
Net proceeds from issuance of common stock	2,715	3,198
Dividends paid	(48,584)	(42,333)
Acquisition of treasury stock	—	(39,748)
Net cash provided by financing activities	39,915	2,510,728
Net Increase in Cash and Cash Equivalents	56,227	540,808
Cash and Cash Equivalents at Beginning of Period	1,847,832	517,791
Cash and Cash Equivalents at End of Period	$1,904,059	$1,058,599
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$37,805	$63,837
Income taxes	8,127	11,051
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$376,165	$—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

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

On January 1, 2021, the Corporation adopted ASC Update 2021-01 Reference Rate Reform (Topic 848). This update permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of LIBOR transition affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform. This update was effective upon issuance and entities may elect to apply the guidance to modifications either retrospectively, as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date in an interim period that includes or is subsequent to January 7, 2021. The Corporation adopted this standards update retrospectively effective with its March 31, 2021 quarterly report on Form 10-Q and the adoption did not have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the 2020 consolidated financial statements and notes have been reclassified to conform to the 2021 presentation.

NOTE 2 – Restrictions on Cash and Cash Equivalents

The Bank is required to maintain reserves against its deposit liabilities. Prior to March 2020, reserves were in the form of cash and balances with the FRB. The FRB suspended cash reserve requirements effective March 26, 2020.

In addition, cash collateral is posted by the Corporation with counterparties to secure derivative and other contracts. The amounts of such cash collateral as of June 30, 2021 and December 31, 2020 were $269.6 million and $408.1 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$153,885	$—	$(340)	$153,545
U.S. Government sponsored agency securities	62,529	—	(98)	62,431
State and municipal securities	1,002,146	53,924	(608)	1,055,462
Corporate debt securities	354,593	16,876	(88)	371,381
Collateralized mortgage obligations	299,333	7,965	(133)	307,165
Residential mortgage-backed securities	201,654	1,641	(1,748)	201,547
Commercial mortgage-backed securities	858,574	14,338	(1,902)	871,010
Auction rate securities	76,350	—	(1,516)	74,834
Total	$3,009,064	$94,744	$(6,433)	$3,097,375

Held to Maturity
Residential mortgage-backed securities	$439,220	$15,470	$(5,019)	$449,671
Commercial mortgage-backed securities	385,063	—	(7,802)	377,261
Total	$824,283	$15,470	$(12,821)	$826,932

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
State and municipal securities	$891,327	$61,286	$—	$952,613
Corporate debt securities	348,391	19,445	(691)	367,145
Collateralized mortgage obligations	491,321	12,560	(115)	503,766
Residential mortgage-backed securities	373,779	4,246	(27)	377,998
Commercial mortgage-backed securities	741,172	22,384	(1,141)	762,415
Auction rate securities	101,510	—	(3,304)	98,206
Total	$2,947,500	$119,921	$(5,278)	$3,062,143

Held to Maturity
Residential mortgage-backed securities	$278,281	$18,576	$—	$296,857

Securities carried at $2.0 billion at June 30, 2021 and $520.5 million at December 31, 2020 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of June 30, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	June 30, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$8,212	$8,240	$—	$—
Due from one year to five years	253,200	253,976	—	—
Due from five years to ten years	353,124	371,026	—	—
Due after ten years	1,034,967	1,084,411	—	—
	1,649,503	1,717,653	—	—
Residential mortgage-backed securities(1)	201,654	201,547	439,220	449,671
Commercial mortgage-backed securities(1)	858,574	871,010	385,063	377,261
Collateralized mortgage obligations(1)	299,333	307,165	—	—
Total	$3,009,064	$3,097,375	$824,283	$826,932

(1) Mortgage-backed securities and collateralized mortgage obligations do not have stated maturities and are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of investment securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended	(in thousands)
June 30, 2021	$465	$(429)	$36
June 30, 2020	6,334	(3,329)	3,005

Six months ended
June 30, 2021	$34,481	$(970)	$33,511
June 30, 2020	6,451	(3,400)	3,051

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

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	June 30, 2021
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(in thousands)
U.S. Government securities	2	$153,545	$(340)	—	$—	$—	$153,545	$(340)
U.S. Government sponsored agency securities	1	62,431	(98)	—	—	—	62,431	(98)
State and municipal securities	12	46,851	(608)	—	—	—	46,851	(608)
Corporate debt securities	5	19,921	(88)	—	—	—	19,921	(88)
Collateralized mortgage obligations	1	30,402	(133)	—	—	—	30,402	(133)
Residential mortgage-backed securities	7	154,928	(1,748)	—	—	—	154,928	(1,748)
Commercial mortgage-backed securities	15	241,220	(1,902)	—	—	—	241,220	(1,902)
Auction rate securities	—	—	—	118	74,834	(1,516)	74,834	(1,516)
Total available for sale	43	$709,298	$(4,917)	118	$74,834	$(1,516)	$784,132	$(6,433)

Held to Maturity
Residential mortgage-backed securities	12	$203,077	$(5,019)	—	$—	$—	$203,077	$(5,019)
Commercial mortgage-backed securities	21	377,261	(7,802)	—	—	—	377,261	(7,802)
Total	33	$580,338	$(12,821)	—	$—	$—	$580,338	$(12,821)

	December 31, 2020
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
Corporate debt securities	9	$44,528	$(377)	1	$6,871	$(314)	$51,399	$(691)
Collateralized mortgage obligations	3	57,601	(115)	—	—	—	57,601	(115)
Residential mortgage-backed securities	1	20,124	(27)	—	—	—	20,124	(27)
Commercial mortgage-backed securities	9	144,383	(1,141)	—	—	—	144,383	(1,141)
Auction rate securities	—	—	—	162	98,206	(3,304)	98,206	(3,304)
Total available for sale(1)	22	$266,636	$(1,660)	163	$105,077	$(3,618)	$371,713	$(5,278)
(1) No HTM securities were in an unrealized loss position as of December 31, 2020.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of June 30, 2021.
Based on management’s evaluations, no ACL was required for municipal securities, corporate debt securities or ARCs as of June 30, 2021. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 - Loans and Allowance for Credit Losses

Net Loans are summarized as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$7,152,932	$7,105,092
Commercial and industrial (1)	4,985,414	5,670,828
Real-estate - residential mortgage	3,555,897	3,141,915
Real-estate - home equity	1,136,128	1,202,913
Real-estate - construction	1,070,755	1,047,218
Consumer	448,433	466,772
Equipment lease financing and other	254,550	284,377
Overdrafts	1,843	4,806
Gross loans	18,605,952	18,923,921
Unearned income	(19,196)	(23,101)
Net Loans	$18,586,756	$18,900,820
(1) Includes PPP loans totaling $1.1 billion and $1.6 billion as of June 30, 2021 and December 31, 2020, respectively.

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

The following table presents the components of the ACL:

	June 30, 2021	December 31, 2020
	(in thousands)
ACL - loans	$255,032	$277,567
ACL - OBS credit exposure	14,773	14,373
Total ACL	$269,805	$291,940

The following table presents the activity in the ACL:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$280,259	$257,471	$291,940	$166,209
Impact of adopting CECL on January 1, 2020 (1)	—	—	—	58,348
Loans charged off	(9,522)	(8,047)	(17,724)	(22,050)
Recoveries of loans previously charged off	2,568	3,926	4,589	6,813
Net loans charged off	(6,954)	(4,121)	(13,135)	(15,237)
Provision for credit losses (2)	(3,500)	19,570	(9,000)	63,600
Balance at end of period	$269,805	$272,920	$269,805	$272,920
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $500,000 and $(2.6) million related to OBS credit exposures for the three months ended June 30, 2021 and 2020, respectively, and includes $400,000 and $1.2 million related to OBS credit exposure for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the activity in the ACL - loans by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended June 30, 2021
Balance at March 31, 2021	$100,976	$71,194	$13,730	$49,995	$15,079	$9,412	$5,600	$265,986
Loans charged off	(6,506)	(954)	(212)	(496)	—	(918)	(436)	(9,522)
Recoveries of loans previously charged off	729	693	58	105	254	576	153	2,568
Net loans recovered (charged off)	(5,777)	(261)	(154)	(391)	254	(342)	(283)	(6,954)
Provision for loan losses (1)	182	(5,529)	(983)	4,584	(2,679)	331	94	(4,000)
Balance at June 30, 2021	$95,381	$65,404	$12,593	$54,188	$12,654	$9,401	$5,411	$255,032
Three months ended June 30, 2020
Balance at March 31, 2020	$90,319	$63,606	$15,253	$42,427	$8,398	$9,865	$8,640	$238,508
Loans charged off	(2,324)	(3,480)	(458)	(235)	(17)	(845)	(688)	(8,047)
Recoveries of loans previously charged off	95	2,978	44	112	—	605	92	3,926
Net loans recovered (charged off)	(2,229)	(502)	(414)	(123)	(17)	(240)	(596)	(4,121)
Provision for loan and lease losses (1)	14,605	(1,657)	1,552	4,139	3,933	674	(1,096)	22,150
Balance at June 30, 2020	$102,695	$61,447	$16,391	$46,443	$12,314	$10,299	$6,948	$256,537
Six months ended June 30, 2021
Balance at December 31, 2020	$103,425	$74,771	$14,232	$51,995	$15,608	$10,905	$6,631	$277,567
Loans charged off	(8,343)	(5,273)	(424)	(688)	(39)	(1,553)	(1,404)	(17,724)
Recoveries of loans previously charged off	903	1,462	109	200	638	965	312	4,589
Net loans (charged off) recovered	(7,440)	(3,811)	(315)	(488)	599	(588)	(1,092)	(13,135)
Provision for loan losses (1)	(604)	(5,556)	(1,324)	2,681	(3,553)	(916)	(128)	(9,400)
Balance at June 30, 2021	$95,381	$65,404	$12,593	$54,188	$12,654	$9,401	$5,411	$255,032
Six months ended June 30, 2020
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of adopting CECL on January 1, 2020	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(3,179)	(14,379)	(745)	(422)	(17)	(2,087)	(1,221)	(22,050)
Recoveries of loans previously charged off	339	4,712	261	197	70	1,034	200	6,813
Net loans recovered (charged off)	(2,840)	(9,667)	(484)	(225)	53	(1,053)	(1,021)	(15,237)
Provision for loan losses (1)	30,564	21,088	(804)	5,662	3,803	1,621	495	62,429
Balance at June 30, 2020	$102,695	$61,447	$16,391	$46,443	$12,314	$10,299	$6,948	$256,537
(1) Provision included in the table only includes the portion related to Net Loans.

Several factors as of the end of the second quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts, reduced the level of the ACL determined to be necessary as of June 30, 2021, resulting in the negative provision for credit losses for the both the three and six months ended June 30, 2021. The higher provision expense during the first six months of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. Qualitative adjustments during the first six months of 2020 increased compared to those at the time of the adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to the economic impact of COVID-19. These uncertainties included consideration for the future performance of loans that received deferrals or forbearances as a result of COVID-19 and the impact COVID-19 had on certain industries where the quantitative models did not appear to be fully capturing the appropriate level of risk at that time. PPP loans issued are fully guaranteed by the SBA and, as such, no ACL was recorded against the PPP loan portfolio.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2021 and December 31, 2020, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of June 30, 2021 and December 31, 2020, approximately 81% and 83%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	June 30, 2021			December 31, 2021
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(in thousands)
Real estate - commercial mortgage	$22,516	$30,912	$53,428	$19,909	$31,561	$51,470
Commercial and industrial	15,142	18,039	33,181	13,937	18,056	31,993
Real estate - residential mortgage	32,577	2,198	34,775	24,590	1,517	26,107
Real estate - home equity	9,279	—	9,279	9,398	190	9,588
Real estate - construction	173	843	1,016	437	958	1,395
Consumer	287	—	287	332	—	332
Equipment lease financing and other	6,643	9,255	15,898	—	16,313	16,313
	$86,617	$61,247	$147,864	$68,603	$68,595	$137,198

As of June 30, 2021 and December 31, 2020, there were $61.2 million and $68.6 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$55,746	$259,489	$203,753	$163,203	$34,926	$132,581	$39,453	$—	$889,151
Special Mention	4,386	—	285	—	—	14,421	—	—	19,092
Substandard or Lower	—	—	153	—	1,952	1,598	239	—	3,942
Total real estate - construction	60,132	259,489	204,191	163,203	36,878	148,600	39,692	—	912,185
Real estate - construction(1)
Current period gross charge-offs	—	—	(39)	—	—	—	—	—	(39)
Current period recoveries	—	—	39	—	—	599	—	—	638
Total net (charge-offs) recoveries	—	—	—	—	—	599	—	—	599
Commercial and industrial
Pass	1,094,643	890,179	474,995	252,445	190,560	659,879	1,127,132	—	4,689,833
Special Mention	286	12,141	21,656	16,478	9,393	39,229	44,015	—	143,198
Substandard or Lower	4,933	6,987	15,496	23,258	13,193	41,750	44,881	1,885	152,383
Total commercial and industrial	1,099,862	909,307	512,147	292,181	213,146	740,858	1,216,028	1,885	4,985,414
Commercial and industrial
Current period gross charge-offs	—	(50)	(70)	(91)	(130)	(472)	(4,460)	—	(5,273)
Current period recoveries	—	—	22	249	58	640	493	—	1,462
Total net (charge-offs) recoveries	—	(50)	(48)	158	(72)	168	(3,967)	—	(3,811)
Real estate - commercial mortgage
Pass	433,412	953,225	924,009	629,504	749,132	2,622,402	61,387	—	6,373,071
Special Mention	204	43,125	30,204	93,345	79,800	294,149	841	105	541,773
Substandard or Lower	—	3,453	24,239	15,881	40,407	151,580	2,491	37	238,088
Total real estate - commercial mortgage	433,616	999,803	978,452	738,730	869,339	3,068,131	64,719	142	7,152,932
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	(25)	(6,603)	(1,517)	(198)	—	(8,343)
Current period recoveries	—	—	—	—	—	903	—	—	903
Total net (charge-offs) recoveries	—	—	—	(25)	(6,603)	(614)	(198)	—	(7,440)
Total
Pass	$1,583,801	$2,102,893	$1,602,757	$1,045,152	$974,618	$3,414,862	$1,227,972	$—	$11,952,055
Special Mention	4,876	55,266	52,145	109,823	89,193	347,799	44,856	105	704,063
Substandard or Lower	4,933	10,440	39,888	39,139	55,552	194,928	47,611	1,922	394,413
Total	$1,593,610	$2,168,599	$1,694,790	$1,194,114	$1,119,363	$3,957,589	$1,320,439	$2,027	$13,050,531
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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, the Corporation evaluates credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, for the periods shown:

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$14,248	$27,159	$7,757	$11,063	$8,898	$112,798	$940,727	$2,502	$1,125,152
Nonperforming	—	—	—	23	233	2,489	8,231	—	10,976
Total real estate - home equity	14,248	27,159	7,757	11,086	9,131	115,287	948,958	2,502	1,136,128
Real estate - home equity
Current period gross charge-offs	—	—	(41)	—	—	(171)	(212)	—	(424)
Current period recoveries	—	—	—	—	—	58	51	—	109
Total net (charge-offs) recoveries	—	—	(41)	—	—	(113)	(161)	—	(315)
Real estate - residential mortgage
Performing	916,128	1,203,025	435,125	148,034	251,748	563,509	—	—	3,517,569
Nonperforming	—	6,259	2,412	3,232	2,934	23,491	—	—	38,328
Total real estate - residential mortgage	916,128	1,209,284	437,537	151,266	254,682	587,000	—	—	3,555,897
Real estate - residential mortgage
Current period gross charge-offs	—	(49)	(143)	(125)	(4)	(367)	—	—	(688)
Current period recoveries	—	—	—	12	—	96	92	—	200
Total net (charge-offs) recoveries	—	(49)	(143)	(113)	(4)	(271)	92	—	(488)
Consumer
Performing	62,507	95,909	81,669	75,781	33,021	51,329	47,785	—	448,001
Nonperforming	—	150	24	74	34	102	48	—	432
Total consumer	62,507	96,059	81,693	75,855	33,055	51,431	47,833	—	448,433
Consumer
Current period gross charge-offs	(12)	(208)	(225)	(154)	(172)	(157)	(625)	—	(1,553)
Current period recoveries	—	87	85	52	43	523	175	—	965
Total net (charge-offs) recoveries	(12)	(121)	(140)	(102)	(129)	366	(450)	—	(588)
Equipment lease financing and other
Performing	31,408	70,990	55,764	41,562	26,647	14,115	—	—	240,486
Nonperforming	—	—	157	—	15,750	—	—	—	15,907
Total leasing and other	31,408	70,990	55,921	41,562	42,397	14,115	—	—	256,393
Equipment lease financing and other
Current period gross charge-offs	(128)	(1,276)	—	—	—	—	—	—	(1,404)
Current period recoveries	—	239	58	6	5	4	—	—	312
Total net (charge-offs) recoveries	(128)	(1,037)	58	6	5	4	—	—	(1,092)
Construction - other
Performing	52,082	94,302	7,085	4,912	—	16	—	—	158,397
Nonperforming	—	—	—	—	173	—	—	—	173
Total construction - other	52,082	94,302	7,085	4,912	173	16	—	—	158,570
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,076,373	$1,491,385	$587,400	$281,352	$320,314	$741,767	$988,512	$2,502	$5,489,605
Nonperforming	—	6,409	2,593	3,329	19,124	26,082	8,279	—	65,816
Total	$1,076,373	$1,497,794	$589,993	$284,681	$339,438	$767,849	$996,791	$2,502	$5,555,421

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$31,445	$8,176	$13,906	$11,024	$11,667	$126,749	$982,285	$5,321	$1,190,573
Nonperforming	—	88	23	233	221	2,290	9,485	—	12,340
Total real estate - home equity	31,445	8,264	13,929	11,257	11,888	129,039	991,770	5,321	1,202,913
Real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(34)	(1,159)	—	(1,193)
Current period recoveries	—	—	—	—	—	138	366	—	504
Total net (charge-offs) recoveries	—	—	—	—	—	104	(793)	—	(689)
Real estate - residential mortgage
Performing	1,255,532	585,878	228,398	341,563	264,990	434,889	—	—	3,111,250
Nonperforming	217	2,483	3,177	2,483	722	21,583	—	—	30,665
Total real estate - residential mortgage	1,255,749	588,361	231,575	344,046	265,712	456,472	—	—	3,141,915
Real estate - residential mortgage
Current period gross charge-offs	—	(68)	(101)	(190)	(7)	(254)	—	—	(620)
Current period recoveries	—	68	16	1	1	405	—	—	491
Total net (charge-offs) recoveries	—	—	(85)	(189)	(6)	151	—	—	(129)
Consumer
Performing	114,399	98,587	95,072	43,334	25,804	36,086	52,698	42	466,022
Nonperforming	168	19	124	141	114	150	34	—	750
Total consumer	114,567	98,606	95,196	43,475	25,918	36,236	52,732	42	466,772
Consumer
Current period gross charge-offs	(134)	(542)	(524)	(444)	(489)	(769)	(498)	—	(3,400)
Current period recoveries	—	64	165	159	94	101	1,292	—	1,875
Total net (charge-offs) recoveries	(134)	(478)	(359)	(285)	(395)	(668)	794	—	(1,525)
Equipment lease financing and other
Performing	102,324	65,303	49,453	34,995	15,631	5,040	—	—	272,746
Nonperforming	—	—	30	15,983	142	282	—	—	16,437
Total leasing and other	102,324	65,303	49,483	50,978	15,773	5,322	—	—	289,183
Equipment lease financing and other
Current period gross charge-offs	(606)	(1,581)	—	—	—	—	—	—	(2,187)
Current period recoveries	185	349	21	18	11	21	—	—	605
Total net (charge-offs) recoveries	(421)	(1,232)	21	18	11	21	—	—	(1,582)
Construction - other
Performing	96,444	24,888	6,822	—	16	—	—	—	128,170
Nonperforming	—	—	—	178	—	—	—	—	178
Total construction - other	96,444	24,888	6,822	178	16	—	—	—	128,348
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,600,144	$782,832	$393,651	$430,916	$318,108	$602,764	$1,034,983	$5,363	$5,168,761
Nonperforming	385	2,590	3,354	19,018	1,199	24,305	9,519	—	60,370
Total	$1,600,529	$785,422	$397,005	$449,934	$319,307	$627,069	$1,044,502	$5,363	$5,229,131

The following table presents non-performing assets:

	June 30, 2021	December 31, 2020
	(in thousands)
Non-accrual loans	$147,864	$137,198
Loans 90 days or more past due and still accruing	5,865	9,929
Total non-performing loans	153,729	147,127
OREO (1)	2,779	4,178
Total non-performing assets	$156,508	$151,305
(1) Excludes $7.4 million and $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2021 and December 31, 2020, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
June 30, 2021
Real estate – commercial mortgage	$5,341	$40	$265	$53,428	$7,093,858	$7,152,932
Commercial and industrial	7,136	1,406	171	33,181	4,943,520	4,985,414
Real estate – residential mortgage	13,753	611	3,398	34,775	3,503,360	3,555,897
Real estate – home equity	2,883	774	1,698	9,279	1,121,494	1,136,128
Real estate – construction	666	—	—	1,016	1,069,073	1,070,755
Consumer	1,935	456	144	287	445,611	448,433
Equipment lease financing and other	33	257	189	15,898	220,820	237,197
Total	$31,747	$3,544	$5,865	$147,864	$18,397,736	$18,586,756

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2020
Real estate – commercial mortgage	$14,999	$9,273	$1,177	$51,470	$7,028,173	$7,105,092
Commercial and industrial	11,285	1,068	616	31,993	5,625,866	5,670,828
Real estate – residential mortgage	22,281	7,675	4,687	26,107	3,081,165	3,141,915
Real estate – home equity	5,622	1,654	2,753	9,588	1,183,296	1,202,913
Real estate – construction	1,938	—	155	1,395	1,043,730	1,047,218
Consumer	3,036	501	417	332	462,486	466,772
Equipment lease financing and other	838	150	124	16,313	248,657	266,082
Total	$59,999	$20,321	$9,929	$137,198	$18,673,373	$18,900,820

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

Troubled Debt Restructurings

The following table presents TDRs, by class segment:

	June 30, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$14,651	$28,451
Commercial and industrial	6,765	6,982
Real estate - residential mortgage	16,861	18,602
Real estate - home equity	13,566	14,391
Real estate - construction	153	—
Consumer	4	—
Total accruing TDRs	52,000	68,426
Non-accrual TDRs (1)	60,504	35,755
Total TDRs	$112,504	$104,181

(1)Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30				Six months ended June 30
	2021		2020		2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	—	$—	13	$1,304	4	$1,894	14	$1,378
Real estate - commercial mortgage	3	2,729	6	16,082	5	6,891	7	16,474
Real estate - residential mortgage	14	3,101	33	8,505	37	10,728	40	9,165
Real estate - home equity	11	598	19	1,609	16	746	27	2,186
Real estate - construction	—	—	—	—	1	154	—	—
Consumer	—	—	8	185	—	—	8	185
Total	28	$6,428	79	$27,685	63	$20,413	96	$29,388

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. As of June 30, 2021 and 2020, payment schedule modifications since the inception of this guidance having a recorded investment of $3.5 billion and $3.9 billion, respectively, were excluded from TDRs.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(in thousands)
Amortized cost:
Balance at beginning of period	$37,803	$38,854	$38,745	$39,267
Originations of MSRs	1,457	2,772	4,268	4,250
Amortization	(3,198)	(2,934)	(6,951)	(4,825)
Balance at end of period	$36,062	$38,692	$36,062	$38,692

Valuation allowance:
Balance at beginning of period	$(4,400)	$(1,100)	$(10,500)	$—
Reduction (addition) to valuation allowance	(2,200)	(6,600)	3,900	(7,700)
Balance at end of period	$(6,600)	$(7,700)	$(6,600)	$(7,700)

Net MSRs at end of period	$29,462	$30,992	$29,462	$30,992

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.4 billion and $4.7 billion as of June 30, 2021 and December 31, 2020, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $29.5 million and $28.2 million at June 30, 2021 and December 31, 2020, respectively. Based on its fair value analysis as of June 30, 2021, the Corporation determined that a $2.2 million increase to the valuation allowance was required for the three months ended June 30, 2021, resulting in a total valuation allowance of $6.6 million as of June 30, 2021. The $2.2 million increase to the valuation allowance was recorded as a reduction to mortgage banking income on the consolidated statements of income for the three months ended June 30, 2021. Based on its fair value analysis as of March 31, 2021 the Corporation had determined that a $6.1 million reduction to the valuation allowance was required as of March 31, 2021; the net $3.9 million decrease to the valuation allowance was recorded as an increase to mortgage banking income on the consolidated statements of income for the six months ended June 30, 2021.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2021		December 31, 2020
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$335,010	$3,595	$382,903	$8,034
Negative fair values	1,688	(10)	3,154	(35)
Forward Commitments
Positive fair values	—	—	—	—
Negative fair values	54,000	(211)	292,262	(2,263)
Interest Rate Swaps with Customers
Positive fair values	3,315,775	210,570	3,834,062	330,951
Negative fair values	542,265	(1,301)	45,640	(2)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	542,265	1,301	45,640	2
Negative fair values	3,315,775	(105,883)	3,834,062	(165,205)
Interest Rate Swaps used in Cash Flow Hedges
Positive fair values	500,000	235	—	—
Negative fair values	—	—	—	—
Foreign Exchange Contracts with Customers
Positive fair values	11,672	143	1,121	5
Negative fair values	1,463	(48)	5,963	(275)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	5,582	89	6,372	318
Negative fair values	10,942	(145)	1,422	(5)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 30, 2021
Interest Rate Products	$3,560	$3,560	$—	Interest income	$877	$877	$—
Six months ended June 30, 2021
Interest Rate Products	$1,495	$1,495	$—	Interest income	$1,021	$1,021	$—

The following table presents the effect of fair value and cash flow hedge accounting:

	Consolidated Statements of Income Classification
	Interest Income
	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
	(in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$877	$1,021
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships	—
Interest contracts:
Amount of gain reclassified from AOCI into income	877	1,021
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—
Amount of Gain Reclassified from AOCI into Income - Included Component	877	1,021
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—

The following table presents a summary of the fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended June 30		Six months ended June 30
		2021	2020	2021	2020
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$(3,158)	$6,704	$(2,362)	$7,744
Interest rate swaps	Other expense	(104)	10	(208)	82
Foreign exchange contracts	Other income	(12)	(102)	(4)	17
Net fair value gains on derivative financial instruments		$(3,274)	$6,612	$(2,574)	$7,843
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	June 30, 2021	December 31, 2020
	(in thousands)
Amortized cost (1)	$40,923	$80,662
Fair value	41,924	83,886
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $711,000 and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, losses related to changes in fair values of mortgage loans held for sale were $2.2 million compared to gains of $2.1 million for the six months ended June 30, 2020.

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

As of June 30, 2021, the fair value of derivatives were in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements and as such the Corporation did not post any collateral to its derivative counterparty.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
June 30, 2021
Interest rate swap derivative assets	$212,106	$(2,506)	$—	$209,600
Foreign exchange derivative assets with correspondent banks	89	(89)	—	—
Total	$212,195	$(2,595)	$—	$209,600

Interest rate swap derivative liabilities	$107,184	$(2,506)	$(103,435)	$1,243
Foreign exchange derivative liabilities with correspondent banks	145	(89)	—	56
Total	$107,329	$(2,595)	$(103,435)	$1,299

December 31, 2020
Interest rate swap derivative assets	$330,951	$(2)	$—	$330,949
Foreign exchange derivative assets with correspondent banks	318	(5)	—	313
Total	$331,269	$(7)	$—	$331,262

Interest rate swap derivative liabilities	$165,205	$(2)	$(165,203)	$—
Foreign exchange derivative liabilities with correspondent banks	5	(5)	—	—
Total	$165,210	$(7)	$(165,203)	$—

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	June 30,	December 31,
	2021	2020
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$162,431	$152,203
Other tax credit investments, net	50,577	59,224
Total TCIs, net	$213,008	$211,427
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$47,354	$31,562
Other tax credit liabilities	41,217	49,491
Total unfunded tax credit commitments and liabilities	$88,571	$81,053

The following table presents other information relating to the Corporation's TCIs:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(6,543)	$(7,194)	$(13,031)	$(14,388)
Other tax credit investment credits and tax benefits	(722)	(941)	(1,445)	(1,882)
Amortization of affordable housing investments, net of tax benefit	4,323	5,023	8,689	10,047
Deferred tax expense	160	208	320	416
Total net reduction in income tax expense	$(2,782)	$(2,904)	$(5,467)	$(5,807)
Amortization of TCIs:
Affordable housing tax credits investment	$1,018	$1,022	$2,004	$2,044
Other tax credit investment amortization	545	428	1,090	856
Total amortization of TCIs	$1,563	$1,450	$3,094	$2,900

NOTE 8 – Accumulated Other Comprehensive Income (Loss)

The following table presents other comprehensive income(loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended June 30, 2021	(in thousands)
Unrealized gain on securities	$24,968	$(5,670)	$19,298
Reclassification adjustment for securities gains included in net income (1)	(36)	8	(28)
Amortization of net unrealized gains on AFS securities transferred to HTM (2)	(349)	79	(270)
Net unrealized gain on interest rate swaps used in cash flow hedges (3)	2,683	(609)	2,074
Amortization of net unrecognized pension and postretirement items (4)	370	(81)	289
Total OCI	$27,636	$(6,273)	$21,363
Three months ended June 30, 2020
Unrealized gain on securities	$44,199	$(9,775)	$34,424
Reclassification adjustment for securities gains included in net income (1)	(3,005)	664	(2,341)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,019	(226)	793
Amortization of net unrecognized pension and postretirement items (4)	328	(73)	255
Total OCI	$42,541	$(9,410)	$33,131

Six months ended June 30, 2021
Unrealized loss on securities	$(26,783)	$6,082	$(20,701)
Reclassification adjustment for securities losses included in net income (1)	451	(102)	349
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,963	(446)	1,517
Net unrealized gain on interest rate swaps used in cash flow hedges (3)	474	(107)	367
Amortization of net unrecognized pension and postretirement items (3)	740	(162)	578
Total OCI	$(23,155)	$5,265	$(17,890)

Six months ended June 30, 2020
Unrealized gain on securities (4)	$66,581	$(14,728)	$51,853
Reclassification adjustment for securities gains included in net income (1)	(3,051)	675	(2,376)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,040	(451)	1,589
Amortization of net unrecognized pension and postretirement items (3)	656	(146)	510
Total OCI	$66,226	$(14,650)	$51,576

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) Gain on Interest Rate Swaps used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2021
Balance at March 31, 2021	$43,769	$(1,707)	$(16,224)	$25,838
OCI before reclassifications	19,298	—	—	19,298
Amounts reclassified from AOCI	(28)	2,074	289	2,335
Amortization of net unrealized gains on AFS securities transferred to HTM	(270)	—	—	(270)
Balance at June 30, 2021	$62,769	$367	$(15,935)	$47,201
Three months ended June 30, 2020
Balance at March 31, 2020	$33,054	$—	$(14,746)	$18,308
OCI before reclassifications	34,424	—	—	34,424
Amounts reclassified from AOCI	(2,341)	—	255	(2,086)
Amortization of net unrealized losses on AFS securities transferred to HTM	793	—	—	793
Balance at June 30, 2020	$65,930	$—	$(14,491)	$51,439

Six months ended June 30, 2021
Balance at December 31, 2020	$81,604	$—	$(16,513)	$65,091
OCI before reclassifications	(20,701)	—	—	(20,701)
Amounts reclassified from AOCI	349	367	578	1,294
Amortization of net unrealized losses on AFS securities transferred to HTM	1,517	—	—	1,517
Balance at June 30, 2021	$62,769	$367	$(15,935)	$47,201
Six months ended June 30, 2020
Balance at December 31, 2019	$14,864	$—	$(15,001)	$(137)
OCI before reclassifications	51,853	—	—	51,853
Amounts reclassified from AOCI	(2,376)	—	510	(1,866)
Amortization of net unrealized losses on AFS securities transferred to HTM	1,589	—	—	1,589
Balance at June 30, 2020	$65,930	$—	$(14,491)	$51,439

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$41,924	$—	$41,924
Available for sale investment securities:
U.S. Government securities	153,545	—	—	153,545
U.S. Government sponsored agency securities	—	62,431	—	62,431
State and municipal securities	—	1,055,462	—	1,055,462
Corporate debt securities	—	371,381	—	371,381
Collateralized mortgage obligations	—	307,165	—	307,165
Residential mortgage-backed securities	—	201,547	—	201,547
Commercial mortgage-backed securities	—	871,010	—	871,010
Auction rate securities	—	—	74,834	74,834
Total available for sale investment securities	153,545	2,868,996	74,834	3,097,375
Other assets:
Investments held in Rabbi Trust	27,142	—	—	27,142
Derivative assets	232	215,701	—	215,933
Total assets	$180,919	$3,126,621	$74,834	$3,382,374
Other liabilities:
Deferred compensation liabilities	$27,142	$—	$—	$27,142
Derivative liabilities	193	107,405	—	107,598
Total liabilities	$27,335	$107,405	$—	$134,740

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$83,886	$—	$83,886
Available for sale investment securities:
State and municipal securities	—	952,613	—	952,613
Corporate debt securities	—	367,145	—	367,145
Collateralized mortgage obligations	—	503,766	—	503,766
Residential mortgage-backed securities	—	377,998	—	377,998
Commercial mortgage-backed securities	—	762,415	—	762,415
Auction rate securities	—	—	98,206	98,206
Total available for sale investment securities	—	2,963,937	98,206	3,062,143
Other assets:
Investments held in Rabbi Trust	24,383	—	—	24,383
Derivative assets	323	338,987	—	339,310
Total assets	$24,706	$3,386,810	$98,206	$3,509,722
Other liabilities:
Deferred compensation liabilities	$24,383	$—	$—	$24,383
Derivative liabilities	280	167,505	—	167,785
Total liabilities	$24,663	$167,505	$—	$192,168

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2021 and December 31, 2020 were based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 6 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.
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
•U.S. Government securities – These securities are classified as Level 1. Fair values are based on quoted prices with active markets.
•U.S. Government sponsored agency securities/State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($367.0 million at June 30, 2021 and $362.8 million at December 31, 2020) and other corporate debt issued by non-financial institutions ($4.3 million at June 30, 2021 and $4.4 million at December 31, 2020).

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
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($232,000 at June 30, 2021 and $323,000 at December 31, 2020). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.6 million at June 30, 2021 and $8.0 million at December 31, 2020) and the fair value of interest rate swaps ($212.1 million at June 30, 2021 and $331.0 million at December 31, 2020). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($193,000 at June 30, 2021 and $280,000 at December 31, 2020).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($221,000 at June 30, 2021 and $2.3 million at December 31, 2020) and the fair value of interest rate swaps ($107.2 million at June 30, 2021 and $165.2 million at December 31, 2020).
The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Single-issuer Trust Preferred Securities	ARCs
Three months ended June 30, 2021	(in thousands)
Balance at March 31, 2021	$—	$76,204
Unrealized adjustment to fair value (1)	—	(1,370)
Balance at June 30, 2021	$—	$74,834

Three months ended June 30, 2020
Balance at March 31, 2020	$2,160	$93,666
Sales	(2,160)	—
Unrealized adjustment to fair value (1)	—	7,193
Balance at June 30, 2020	$—	$100,859

Six months ended June 30, 2021
Balance at December 31, 2020	$—	$98,206
Sales	—	(24,619)
Unrealized adjustment to fair value (1)	—	1,247
Balance at June 30, 2021	$—	$74,834

Six months ended June 30, 2020
Balance at December 31, 2019	$2,400	$101,926
Sales	(2,160)	—
Unrealized adjustment to fair value (1)	(242)	(1,067)
Discount accretion	2	—
Balance at June 30, 2020	$—	$100,859

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	June 30, 2021	December 31, 2020
	(in thousands)
Loans, net	$129,542	$116,584
OREO	2,779	4,178
MSRs (1)	29,462	28,245
Total assets	$161,783	$149,007
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
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2021 valuation were 17.8% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

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
The following tables present the carrying amounts and estimated fair values of the Corporation’s financial instruments for the current period. A general description of the methods and assumptions used to estimate such fair values follows:

	June 30, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,904,059	$1,904,059	$—	$—	$1,904,059
FRB and FHLB stock	62,631	—	62,631	—	62,631
Loans held for sale	41,924	—	41,924	—	41,924
AFS securities	3,097,375	153,545	2,868,996	74,834	3,097,375
HTM securities	824,283	—	826,932	—	826,932
Net Loans	18,331,724	—	—	17,963,518	17,963,518
Accrued interest receivable	63,232	63,232	—	—	63,232
Other assets	542,967	295,025	215,701	32,241	542,967
FINANCIAL LIABILITIES
Demand and savings deposits	$19,514,090	$19,514,090	$—	$—	$19,514,090
Brokered deposits	277,444	257,444	20,830	—	278,274
Time deposits	1,932,778	—	1,942,321	—	1,942,321
Short-term borrowings	533,749	533,749	—	—	533,749
Accrued interest payable	7,322	7,322	—	—	7,322
Long-term borrowings	627,213	—	617,167	—	617,167
Other liabilities	312,700	190,522	107,405	14,773	312,700

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,847,832	$1,847,832	$—	$—	$1,847,832
FRB and FHLB stock	92,129	—	92,129	—	92,129
Loans held for sale	83,886	—	83,886	—	83,886
AFS securities	3,062,143	—	2,963,937	98,206	3,062,143
HTM securities	278,281	—	296,857	—	296,857
Net Loans	18,623,253	—	—	18,354,532	18,354,532
Accrued interest receivable	72,942	72,942	—	—	72,942
Other assets	650,425	279,015	338,987	32,423	650,425
FINANCIAL LIABILITIES
Demand and savings deposits	$18,279,358	$18,279,358	$—	$—	$18,279,358
Brokered deposits	335,185	295,185	41,206	—	336,391
Time deposits	2,224,664	—	2,246,457	—	2,246,457
Short-term borrowings	630,066	630,066	—	—	630,066
Accrued interest payable	10,365	10,365	—	—	10,365
Long-term borrowings	1,296,263	—	1,332,041	—	1,332,041
Other liabilities	338,747	156,869	167,505	14,373	338,747

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

As of June 30, 2021, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Weighted average shares outstanding (basic)	162,785	161,715	162,614	162,582
Impact of common stock equivalents	1,073	552	1,124	744
Weighted average shares outstanding (diluted)	163,858	162,267	163,738	163,326
Per share:
Basic	$0.38	$0.24	$0.81	$0.40
Diluted	0.38	0.24	0.81	0.40

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

As of June 30, 2021, the Employee Equity Plan had 8.8 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 126,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(in thousands)
Compensation expense	$2,098	$1,911	$4,000	$3,530
Tax benefit	(457)	(403)	(870)	(747)
Stock-based compensation expense, net of tax benefit	$1,641	$1,508	$3,130	$2,783

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(in thousands)
Interest cost	$561	$681	$1,122	$1,362
Expected return on plan assets	(1,011)	(982)	(2,022)	(1,964)
Net amortization and deferral	504	465	1,008	930
Net periodic pension cost	$54	$164	$108	$328

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(in thousands)
Interest cost	$8	$11	$16	$22
Net accretion and deferral	(134)	(137)	(268)	(274)
Net periodic benefit	$(126)	$(126)	$(252)	$(252)

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

The Corporation records a reserve for unfunded lending commitments, included in ACL - OBS credit exposures, which represents management’s estimate of credit losses associated with unused commitments to extend credit and letters of credit. As of June 30, 2021 and December 31, 2020, the ACL - OBS credit exposures for unfunded lending commitments was $10.1 million and $9.1 million, respectively. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	June 30, 2021	December 31, 2020
	(in thousands)
Commitments to extend credit	$9,003,425	$8,651,055
Standby letters of credit	314,921	298,750
Commercial letters of credit	56,862	56,229

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors in other liabilities. As of June 30, 2021 and December 31, 2020, the total reserve for losses on residential mortgage loans sold was $1.3 million and $1.1 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $4.7 million and $5.3 million, as of June 30, 2021 and December 31, 2020, respectively, related to additional credit exposures for potential loan repurchases.

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

NOTE 14 – Long-Term Borrowings

On March 30, 2021, pursuant to a cash tender offer, the Corporation purchased $75.0 million and $60.0 million of its subordinated notes which mature on November 15, 2024 and its senior notes which mature on March 16, 2022, respectively. The subordinated notes carry a fixed rate of 4.50% and an effective rate of 4.87% and the senior notes carry a fixed rate of 3.60% and an effective rate of 3.95%. The Corporation incurred $11.3 million in debt extinguishment costs and expensed $841,000 of unamortized discount costs. In addition, during the first quarter of 2021, the Corporation prepaid $536.0 million of long-term FHLB advances and incurred $20.9 million in prepayment penalties.

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

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and elsewhere in this Report, including in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and in Item 1A. "Risk Factors".

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net income available to common shareholders (in thousands)	$62,402	$39,559	$132,874	$65,606
Diluted net income available to common shareholders per share	$0.38	$0.24	$0.81	$0.40
Return on average assets, annualized	1.00%	0.66%	1.07%	0.57%
Return on average common shareholders' equity, annualized	9.38%	6.89%	10.10%	5.68%
Return on average common shareholders' equity (tangible), annualized (1)	12.93%	8.99%	13.95%	7.40%
Net interest margin (2)	2.73%	2.81%	2.76%	3.01%
Efficiency ratio (1)	63.8%	66.4%	63.4%	65.4%
Non-performing assets to total assets	0.60%	0.59%	0.60%	0.60%
Annualized net charge-offs to average loans	0.15%	0.09%	0.14%	0.17%
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

COVID-19 Pandemic

Beginning in first quarter of 2020, the COVID-19 pandemic has caused substantial disruptions in economic and social activity, both globally and in the United States. The spread of COVID-19, and related governmental actions to mandate or encourage temporary closures of businesses, quarantines, social distancing, "stay at home" orders and other restrictions on in-person operations and activities, have caused severe disruptions in the U.S. economy, which, in turn, disrupted the business, activities, and operations of the Corporation’s customers, as well as the Corporation’s own business and operations. The resulting impacts of the pandemic on consumers, including elevated levels of unemployment and changes in consumer behavior, as well as disruptions in national and global supply chains, have continued to cause changes in consumer and business spending, borrowing needs and saving habits, which have and will likely continue to affect the demand for loans and other products and services the Corporation offers, as well as the creditworthiness of its borrowers.

While economic activity has rebounded as much of the national economy has “reopened,” there is still significant uncertainty concerning the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as their impact on the U.S. economy and the Corporation’s customers, vendors and counterparties. The extent to which the pandemic impacts the Corporation’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing severity of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19 or the emergence of more virulent COVID-19 variants, and the actions taken to respond to any such future developments. Moreover, although multiple COVID-19 vaccines have received regulatory approval and are currently being distributed, it is too early to know how quickly and broadly these vaccines can be distributed and will be accepted and how effective they will be in mitigating the adverse social and economic effects of the COVID-19 pandemic.

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

As the COVID-19 pandemic unfolded in the first quarter of 2020, a significant portion of the Corporation’s employees transitioned to working remotely as a result of the COVID-19 pandemic, which, in addition to requiring added support from the Corporation’s information technology infrastructure, increases cybersecurity risks. The Corporation has announced plans for the majority of its employees currently working remotely to return to onsite or hybrid onsite-remote working arrangements late in the third quarter of 2021.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Corporation’s net interest income and margins and the Corporation’s profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses that meet eligibility requirements in order to keep their workers on the payroll and fund specified operating expenses. Subsequent legislation extended the authority of the SBA to guaranty loans under the PPP through August 8, 2020. In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act reauthorized the SBA to guarantee loans under the PPP through March 31, 2021, and the PPP Extension Act of 2021 extended that authorization through June 30, 2021 for applications received by the SBA prior to June 1, 2021. From the inception of the PPP through June 30, 2021, the Corporation funded a total of approximately $2.7 billion of loans under the PPP. Through June 30, 2021, a total of $1.6 billion of those PPP loans have qualified for loan forgiveness and have been repaid by the SBA.

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

The impact of COVID-19 on the Corporation’s financial results is evolving and uncertain. The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. While many areas of the economy continue to exhibit signs of recovery, the lingering effects of the pandemic, particularly in certain sectors of the economy, or a resurgence in COVID-19 infections that prompts the continuation or imposition of governmental restrictions on activities, may result in decreased demand for the Corporation’s loan products. In addition, the decline in economic activity occurring due to COVID-19 and the actions by the FOMC with respect to interest rates are likely to affect the Corporation’s net interest income, non-interest income and credit-related losses for an uncertain period of time. See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

Financial Highlights

Following is a summary of the financial highlights for the three and six months ended June 30, 2021:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $62.4 million for the three months ended June 30, 2021, a $22.8 million increase compared to $39.6 million for the same period of 2020. Diluted net income per share was $0.38, a $0.14 increase compared to the same period in 2020. The increase in net income during the second quarter of 2021 was primarily a result of a negative provision for credit losses, an increase in net interest income and lower non-interest expenses, partially offset by lower non-interest income, net investment securities gains, higher income taxes and the preferred stock dividend as discussed below.

Net income available to common shareholders was $132.9 million for the six months ended June 30, 2021, a $67.3 million increase compared to $65.6 million for the same period of 2020. Diluted net income per share was $0.81, a $0.41 increase compared to the same period in 2020. The increase in net income during the six months ended June 30, 2021 was primarily a result of a negative provision for credit losses, an increase in net interest income, non-

interest income, and net investment securities gains, partially offset by higher non-interest expenses, higher income taxes and the preferred stock dividend as discussed below.

•Net Interest Income - Net interest income increased $9.6 million, or 6.3%, for the three months ended June 30, 2021 and increased $13.0 million, or 4.3% for the six months ended June 30, 2021 compared to the same periods in 2020. The increases resulted from reduced long-term borrowings, lower rates on interest-bearing liabilities and higher volumes of interest-earning assets, primarily loans, partially offset by lower yields on interest-earning assets. Overall, the net interest margin decreased 8 bp and 25 bp for the three and six months ended June 30, 2021, respectively compared to the same periods in 2020.

◦Net Interest Margin - For the three and six months ended June 30, 2021, the decreases in the net interest margin reflected the net impact of 35 bp and 58 bp, respectively, decreases in yields on interest-earning assets, partially offset by 28 bp and 35 bp, respectively, decreases in the cost of funds.

◦Loan Growth - Average Net Loans grew by $574.8 million, or 3.1%, and $1.3 billion, or 7.7%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases were driven largely by the issuance of PPP loans and growth in the real estate commercial and residential mortgage portfolios.

◦Deposit Growth - Average deposits grew $2.5 billion, or 12.9%, and $3.2 billion, or 17.8%, for the three and six months ended June 30, 2021, respectively compared to the same periods in 2020. The increases were driven by growth in all deposit categories except time deposits. The increases in average total demand and savings accounts were driven by strong customer liquidity.

•Provision for Credit Losses - The provision for credit losses was a negative $3.5 million and a negative $9.0 million for the three and six months ended June 30, 2021, respectively, decreases of $23.1 million and $72.6 million, respectively, from the same periods of 2020. As of June 30, 2021, improved economic forecasts and other factors compared to those as of both March 31, 2021, for the three months ended June 30, 2021, and December 31, 2020, for the six months ended June 30, 2021, reduced the level of the ACL determined to be necessary at the end of the second quarter of 2021. The higher provision for credit losses in the first half of 2020 was primarily driven by the assessment of the initial estimated impacts of COVID-19, as reflected in economic forecasts, on the level of expected credit losses.

•Asset Quality - Non-performing assets increased $5.2 million, or 3.4%, as of June 30, 2021 compared to December 31, 2020, and were 0.60% and 0.58% of total assets, respectively, as of those dates. Annualized net charge-offs to average loans outstanding were 0.15% for the three months ended June 30, 2021 compared to 0.09% for the same period in 2020. For the six months ended June 30, 2021 and 2020, annualized net charge-offs to average loans outstanding were 0.14% and 0.17%, respectively.

•Balance Sheet Restructuring - During the first quarter of 2021, the Corporation completed a balance sheet restructuring that included a $34.0 million gain on sale of Visa Shares, offset by other securities losses of $400,000, debt extinguishment costs of $32.6 million and a write-off of $841,000 recognized in net interest income in connection with the cash tender offer for certain of its outstanding senior and subordinated notes and the prepayment of certain term FHLB advances. See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for further details on the tender of certain outstanding senior and subordinated notes.

•Non-interest Income - For the three months ended June 30, 2021, non-interest income, excluding net investment securities gains, decreased $1.1 million, or 2.0%, as compared to the same period in 2020. The decrease in the 2021 period was primarily the result of mortgage banking income, which decreased $7.1 million, driven by a reduction in gain-on-sale spreads of mortgages sold as well as a $2.2 million addition to the valuation allowance for MSRs. Partially offsetting this decrease were wealth management fees, which increased $4.2 million, or 31.5%, resulting from an increase in client asset levels and overall market performance, and higher. commercial and consumer banking revenues.

For the six months ended June 30, 2021, non-interest income, excluding net investment securities gains, increased $6.3 million, or 5.8%, as compared to the same period in 2020. The increase in the 2021 period was primarily the result of wealth management fees, which increased $6.5 million, or 22.9%, resulting from an increase in client asset levels and overall market performance, consumer banking revenues and mortgage banking income, partially offset by lower commercial banking income, driven primarily by a decrease in capital markets income, consisting primarily of fees earned on commercial loan interest rate swaps.

•Non-interest Expense - Non-interest expense decreased $2.2 million, or 1.5%, for the three months ended June 30, 2021 compared to the same period in 2020. The decrease during the quarter was largely driven by lower salaries and employee benefits and lower debt extinguishment costs. In the second quarter of 2020, the Corporation redeemed long-term FHLB advances, which resulted in prepayment penalties of $2.9 million. Increases were recognized in data processing and software expenses and state taxes.

Non-interest expense increased $33.7 million, or 11.8%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase was largely driven by debt extinguishment costs recorded in the first quarter of 2021, in connection with the balance sheet restructuring discussed above, compared to $2.9 million of debt extinguishment costs recognized in the second quarter of 2020. Higher data processing and software, state taxes and other outside services also contributed to the increase, partially offset by lower professional fees.

In 2020, the Corporation completed a strategic operating expense review, which resulted in a number of cost-saving initiatives that were expected to result in annual expense savings of $25 million, these expense reductions were fully realized by the end of the second quarter of 2021. The expense reductions occurred primarily within salaries and employee benefits and net occupancy expense categories. The Corporation has been reinvesting a portion of the cost savings to accelerate digital transformation initiatives.

•Income Taxes - Income tax expense for the three months ended June 30, 2021 was $12.0 million, a $5.5 million increase from $6.5 million for the same period in 2020. The Corporation’s ETR was 15.6% for the three months ended June 30, 2021, compared to 14.2% in the same period of 2020. Income tax expense for the six months ended June 30, 2021 was $25.9 million, a $16.6 million increase from $9.3 million for the same period in 2020. The Corporation’s ETR was 15.8% for the six months ended June 30, 2021, compared to 12.4% in the same period of 2020. The increase in income tax expense primarily resulted from an increase in income before taxes, while net favorable permanent differences were relatively the same compared to the same periods of 2020. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(dollars in thousands)
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$62,402	$39,558	$132,874	$65,606
Plus: Intangible amortization, net of tax	140	104	230	208
Numerator	$62,542	$39,662	$133,104	$65,814

Average common shareholders' equity	$2,669,413	$2,309,133	$2,653,345	$2,323,074
Less: Average goodwill and intangible assets	(536,470)	(535,103)	(536,536)	(535,169)
Less: Average preferred stock	(192,878)	—	(192,878)	—
Denominator	$1,940,065	$1,774,030	$1,923,931	$1,787,905

Return on average common shareholders' equity (tangible), annualized	12.93%	8.99%	13.95%	7.40%

Efficiency ratio
Non-interest expense	$140,831	$143,006	$319,215	$285,558
Less: Debt extinguishment cost	(412)	(2,878)	(32,575)	(2,878)
Less: Amortization of tax credit investments	(1,563)	(1,450)	(3,094)	(2,900)
Less: Intangible amortization	(178)	(132)	(293)	(264)
Numerator	$138,678	$138,546	$283,253	$279,516

Net interest income	$162,399	$152,754	$326,847	$313,500
Tax equivalent adjustment (1)	3,018	3,100	5,998	6,325
Plus: Total non-interest income	51,890	55,922	147,287	110,565
Less: Investment securities gains, net	(36)	(3,005)	(33,511)	(3,051)
Denominator	$217,271	$208,771	$446,621	$427,339

Efficiency ratio	63.8%	66.4%	63.4%	65.4%

(1)    Calculated using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion and Analysis.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Net Interest Income

FTE net interest income increased $9.6 million, to $165.4 million, for the three months ended June 30, 2021, from $155.9 million in the same period in 2020. The NIM decreased 8 bp, or 2.8%, to 2.73%, compared to 2.81% for the same period in 2020. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended June 30
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans (1)	$18,906,556	$156,525	3.32%	$18,331,797	$160,613	3.52%
Taxable investment securities (2)	2,630,090	13,898	1.93	2,200,870	15,171	2.76
Tax-exempt investment securities (2)	961,141	7,494	3.11	830,836	6,737	3.23
Total investment securities	3,591,231	21,392	2.38	3,031,706	21,908	2.89
Loans held for sale	31,948	199	2.49	55,608	509	3.66
Other interest-earning assets	1,752,549	1,575	0.16	815,910	766	0.38
Total interest-earning assets	24,282,284	179,691	2.97	22,235,021	183,796	3.32
Noninterest-earning assets:
Cash and due from banks	129,927			153,728
Premises and equipment	229,047			240,417
Other assets	1,643,410			1,761,038
Less: ACL - loans (3)	(267,126)			(251,088)
Total Assets	$26,017,542			$24,139,116
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,979,855	$932	0.06%	$5,103,419	$2,219	0.17%
Savings deposits	6,280,629	1,363	0.09	5,446,368	3,331	0.25
Brokered deposits	297,815	253	0.34	312,121	422	0.54
Time deposits	2,003,606	5,434	1.09	2,624,962	11,145	1.71
Total interest-bearing deposits	14,561,905	7,982	0.22	13,486,870	17,118	0.51
Short-term borrowings	514,025	137	0.11	707,771	517	0.29
Long-term borrowings	626,795	6,155	3.93	1,361,421	10,307	3.03
Total interest-bearing liabilities	15,702,725	14,274	0.36	15,556,062	27,942	0.72
Noninterest-bearing liabilities:
Demand deposits	7,203,696			5,789,788
Other liabilities	441,708			484,133
Total Liabilities	23,348,129			21,829,983
Total Deposits/Cost of deposits	21,765,601		0.15	19,276,658		0.36
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,906,421		0.25	21,345,850		0.53
Shareholders’ equity	2,669,413			2,309,133
Total Liabilities and Shareholders’ Equity	$26,017,542			$24,139,116
Net interest income/FTE NIM		165,417	2.73%		155,854	2.81%
Tax equivalent adjustment		(3,018)			(3,100)
Net interest income		$162,399			$152,754
(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for Net Loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended June 30, 2021 in comparison to the same period in 2020:

	2021 vs. 2020 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net Loans (1)	$5,075	$(9,163)	$(4,088)
Taxable investment securities	3,072	(4,345)	(1,273)
Tax-exempt investment securities	1,012	(255)	757
Loans held for sale	(177)	(133)	(310)
Other interest-earning assets	1,124	(315)	809
Total interest income	$10,106	$(14,211)	$(4,105)
Interest expense on:
Demand deposits	$317	$(1,604)	$(1,287)
Savings deposits	450	(2,418)	(1,968)
Brokered deposits	(21)	(148)	(169)
Time deposits	(2,256)	(3,455)	(5,711)
Short-term borrowings	(115)	(265)	(380)
Long-term borrowings	(6,612)	2,460	(4,152)
Total interest expense	$(8,237)	$(5,430)	$(13,667)
(1)Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The general level of interest rates has remained at or near historic lows since March 2020 as a result of the FOMC reducing the Fed Funds Rate to near zero and taking other monetary policy actions in response to COVID-19. As summarized in the preceding table, the 35 bp decrease in the yield on average interest-earning assets drove a $14.2 million decrease in FTE interest income that was partially offset by the impact of a $2.0 billion, or 9.2%, increase in average interest-earning assets, primarily PPP loans, which contributed $10.1 million to FTE interest income. The yield on the loan portfolio decreased 20 bp, or 5.7%, from the second quarter of 2020, as variable and certain adjustable rate loans repriced to lower rates, and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As a result, the impact of changes in index rates, primarily the prime rate and LIBOR, on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $13.7 million primarily due to the 36 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 11 bp and 16 bp, respectively, which contributed $1.6 million and $2.4 million to the decrease in interest expense, respectively. The cost of average time deposits decreased 62 bp and the average balance of time deposits decreased $621.4 million, which contributed $3.5 million and $2.3 million to the decrease in interest expense, respectively. In addition, the $734.6 million decrease in average long-term borrowings resulted in a $6.6 million decrease in interest expense, partially offset by the 90 bp increase in the average rate on long-term borrowings, which contributed $2.5 million of additional interest expense. As discussed in the "Overview" section of Management's Discussion, the Corporation completed a balance sheet restructuring in March of 2021, which included the prepayment of $535.0 million of FHLB advances and the cash tender offer for $75.0 million and $60.0 million of subordinated debt and senior notes, respectively.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2021		2020		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,177,622	3.16%	$6,875,872	3.47%	$301,750	4.4%
Commercial and industrial (1)	5,445,160	2.58	5,710,145	3.35	(264,985)	(4.6)
Real estate – residential mortgage	3,396,690	3.39	2,769,682	3.88	627,008	22.6
Real estate – home equity	1,139,558	3.71	1,271,190	3.91	(131,632)	(10.4)
Real estate – construction	1,054,469	3.05	941,079	3.53	113,390	12.0
Consumer	451,486	3.89	465,728	4.17	(14,242)	(3.1)
Equipment lease financing	256,248	3.74	284,658	3.44	(28,410)	(10.0)
Other (2)	(14,677)	—	13,443	—	(28,120)	N/M
Total loans	$18,906,556	3.32%	$18,331,797	3.52%	$574,759	3.1%
(1) Includes average PPP loans of $1.5 billion and $1.3 billion for the three months ended June 30, 2021 and 2020, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $574.8 million, or 3.1%, compared to the same period of 2020. The increase was driven largely by growth in the commercial and residential mortgage and construction portfolios, partially offset by decreases in the commercial and industrial and home equity portfolios. The decrease in the commercial and industrial portfolio was the net result of the forgiveness of $639.0 million of loans originated under the PPP and the origination of $60.0 million of new PPP loans, as well as reduced utilization of lines of credit.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,203,696	—%	$5,789,788	—%	$1,413,908	24.4%
Interest-bearing demand	5,979,855	0.06	5,103,419	0.17	876,436	17.2
Savings	6,280,629	0.09	5,446,368	0.25	834,261	15.3
Total demand and savings	19,464,180	0.05	16,339,575	0.14	3,124,605	19.1
Brokered deposits	297,815	0.34	312,121	0.54	(14,306)	(4.6)
Time deposits	2,003,606	1.09	2,624,962	1.71	(621,356)	(23.7)
Total deposits	$21,765,601	0.15%	$19,276,658	0.36%	$2,488,943	12.9%
The average cost of total deposits decreased 21 bp, to 0.15%, for the second quarter of 2021, compared to 0.36% for the same period of 2020, mainly as a result of reductions in deposit rates, due to the continued low interest rate environment, and growth in noninterest-bearing demand deposits. This decrease in the average cost of deposits contributed $7.6 million to the reduction of interest expense. Average total deposits increased $2.5 billion, or 12.9%, primarily driven by increases in noninterest-bearing demand deposits, interest-bearing demand and saving accounts, partially offset by a $621.4 million, or 23.7%, decrease in time deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2021		2020		in Balance
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$514,025	0.11%	$546,716	0.23%	$(32,691)	(6.0)%
Federal funds purchased	—	—	74,231	0.06	(74,231)	(100.0)
FHLB advances and other borrowings (2)	—	—	86,824	0.90	(86,824)	(100.0)
Total short-term borrowings	514,025	0.11	707,771	0.29	(193,746)	(27.4)
Long-term borrowings:
FHLB advances	—	—	601,938	1.88	(601,938)	(100.0)
Other long-term debt	626,795	3.93	759,483	3.94	(132,688)	(17.5)
Total long-term borrowings	626,795	3.93	1,361,421	3.03	(734,626)	(54.0)
Total borrowings	$1,140,820	2.21%	$2,069,192	2.10%	$(928,372)	(44.9)%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB advances and other borrowings with original terms of less than one year.

Average total short-term borrowings decreased $193.7 million, or 27.4%, in the second quarter of 2021, compared to the same period of 2020, primarily as a result of excess funding provided by higher deposit balances.

Average total long-term borrowings decreased $734.6 million, or 54.0%, in the second quarter of 2021, compared to the same period of 2020, primarily as a result of the balance sheet restructuring completed in March of 2021, which included the prepayment of $536.0 million of long-term FHLB advances and the cash tender offer for $75.0 million and $60.0 million of the Corporation's outstanding subordinated and senior notes, respectively. This reduction in long-term borrowings contributed $6.6 million to the reduction of interest expense during the second quarter of 2021 compared to the same period a year ago.

Provision for Credit Losses

The provision for credit losses was a negative $3.5 million for the second quarter of 2021, a decrease of $23.1 million from the same period of 2020. Several factors as of the end of the second quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts, reduced the level of the ACL determined to be necessary at the end of the second quarter of 2021, resulting in the negative provision for credit losses for the second quarter of 2021. The $19.6 million provision expense for credit losses in the second quarter of 2020 was the result of several factors, most notably, the overall uncertainty in economic forecasts due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$6,786	$5,326	$1,460	27.4%
Cash management	5,341	4,503	838	18.6
Capital markets	1,536	5,004	(3,468)	(69.3)
Other commercial banking	3,466	1,914	1,552	81.1
Total commercial banking	17,129	16,748	381	2.3
Consumer banking:
Card	5,733	4,966	767	15.4
Overdraft	2,750	2,107	643	30.5
Other consumer banking	2,377	2,065	312	15.1
Total consumer banking	10,860	9,138	1,722	18.8
Wealth management fees	17,634	13,407	4,227	31.5
Mortgage banking:
Gains on sales of mortgage loans	5,438	16,547	(11,109)	(67.1)
Mortgage servicing income	(2,601)	(6,584)	3,983	(60.5)
Total mortgage banking	2,838	9,964	(7,126)	(71.5)
Other	3,393	3,660	(267)	(7.3)
Non-interest income before investment securities gains	51,854	52,917	(1,063)	(2.0)
Investment securities gains, net	36	3,005	(2,969)	(98.8)
Total Non-Interest Income	$51,890	$55,922	$(4,032)	(7.2)%

Non-interest income, before net investment securities gains, decreased $1.1 million, or 2.0%, in the second quarter of 2021 as compared to the same period in 2020.

Total commercial banking increased $381,000, or 2.3%, compared to the same period in 2020, driven by increases in other commercial banking income, primarily SBA income and merchant and card income, partially offset by decreases in capital markets revenue, which consists primarily of commercial loan interest rate swaps.

Total consumer banking income increased $1.7 million, or 18.8%, compared to the same period in 2020, primarily driven by higher overdraft fees and an increase in card income.

Wealth management revenues increased $4.2 million, or 31.5%, primarily resulting from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Mortgage banking income decreased $7.1 million, or 71.5%, as a result of decreased gains on sales of mortgage loans, driven by lower mortgage sales and gain-on-sale spreads on loans sold. This was slightly offset by an increase in mortgage servicing income, which was negatively impacted by a $2.2 million addition to the valuation allowance for MSRs in the second quarter of 2021 compared to a $6.6 million addition during the same period last year.

Net investment securities gain were $3.0 million lower compared to the second quarter of 2020.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Salaries and employee benefits	$78,367	$81,012	$(2,645)	(3.3)%
Data processing and software	13,932	12,193	1,739	14.3
Net occupancy	12,494	13,144	(650)	(4.9)
Other outside services	8,178	7,600	578	7.6
State taxes	4,384	3,088	1,296	42.0
Equipment	3,424	3,193	231	7.2
Professional fees	2,651	3,331	(680)	(20.4)
FDIC insurance	2,282	2,133	149	7.0
Amortization of TCI	1,563	1,450	113	7.8
Marketing	1,348	1,303	45	3.5
Intangible amortization	178	132	46	34.8
Debt extinguishment	412	2,878	(2,466)	(85.7)
Other	11,618	11,549	69	0.6
Total non-interest expense	$140,831	$143,006	$(2,175)	(1.5)%

Salaries and employee benefits decreased $2.6 million, or 3.3%, primarily the result of lower salary expenses due to a lower number of full-time equivalent employees.

Data processing and software increased $1.7 million, or 14.3%, reflecting costs related to technology initiatives.

State taxes increased $1.3 million, or 42.0%, primarily as a result of an increase in the accrual for PA shares tax expense resulting from increased capital levels.

Professional fees decreased $680,000, or 20.4%, primarily due to a decrease in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

Debt extinguishment costs decreased $2.5 million in the second quarter of 2021. In the second quarter of 2020, the Corporation redeemed long-term FHLB advances, which resulted in prepayment penalties of $2.9 million.

Income Taxes

Income tax expense for the three months ended June 30, 2021 was $12.0 million, a $5.5 million increase from $6.5 million for the same period in 2020. The Corporation’s ETR was 15.6% for the three months ended June 30, 2021, compared to 14.2% in the same period of 2020. The increase in income tax expense and the ETR primarily resulted from an increase in income before taxes, while net favorable permanent differences were relatively the same compared to the same period of 2020.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Net Interest Income

FTE net interest income increased $13.0 million to $332.8 million for the six months ended June 30, 2021, up from $319.8 million in the same period in 2020. The NIM decreased 25 bp, or 8.3%, to 2.76%, compared to 3.01% for the same period in 2020. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Six months ended June 30
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans(1)	$18,943,367	$321,987	3.42%	$17,595,932	$338,110	3.86%
Taxable investment securities (2)	2,534,821	27,588	2.00	2,242,663	31,465	2.81
Tax-exempt investment securities (2)	936,531	14,651	3.12	775,530	12,698	3.26
Total investment securities	3,471,352	42,239	2.43	3,018,193	44,163	2.92
Loans held for sale	42,647	671	3.14	41,393	829	4.00
Other interest-earning assets	1,825,966	2,711	0.19	709,091	3,297	4.31
Total interest-earning assets	24,283,332	367,607	3.05	21,364,609	386,399	3.63
Noninterest-earning assets:
Cash and due from banks	125,081			145,988
Premises and equipment	229,843			240,019
Other assets	1,685,708			1,675,849
Less: ACL - loans(3)	(273,965)			(230,858)
Total Assets	$26,049,999			$23,195,607
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,906,423	$2,092	0.07%	$4,876,662	$8,020	0.33%
Savings and money market deposits	6,209,253	2,890	0.09	5,287,015	10,441	0.40
Brokered deposits	311,016	647	0.42	293,756	1,495	1.02
Time deposits	2,076,681	11,955	1.16	2,693,202	23,602	1.76
Total interest-bearing deposits	14,503,373	17,584	0.24	13,150,635	43,558	0.67
Short-term borrowings	542,243	325	0.12	1,005,409	4,590	0.91
FHLB advances and other long-term debt	947,203	16,853	3.56	1,212,318	18,426	3.04
Total interest-bearing liabilities	15,992,819	34,762	0.44	15,368,362	66,574	0.87
Noninterest-bearing liabilities:
Demand deposits	6,939,731			5,048,408
Other liabilities	464,104			455,763
Total Liabilities	23,396,654			20,872,533
Total Deposits/Cost of deposits	21,443,104		0.17	18,199,043		0.48
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,932,550		0.30	20,416,770		0.65
Shareholders’ equity	2,653,345			2,323,074
Total Liabilities and Shareholders’ Equity	$26,049,999			$23,195,607
Net interest income/FTE NIM		332,845	2.76%		319,825	3.01%
Tax equivalent adjustment		(5,998)			(6,325)
Net interest income		$326,847			$313,500

(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for "Net Loans" and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the six months ended June 30, 2021 in comparison to the same period in 2020:

	2021 vs. 2020 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE interest income on:
Net Loans (1)	$24,330	$(40,453)	$(16,123)
Taxable investment securities	4,378	(8,255)	(3,877)
Tax-exempt investment securities	2,750	(797)	1,953
Loans held for sale	24	(183)	(158)
Other interest-earning assets	3,090	(3,676)	(586)
Total interest income	$34,572	$(53,364)	$(18,792)
Interest expense on:
Demand deposits	$1,405	$(7,333)	$(5,928)
Savings deposits	1,553	(9,104)	(7,550)
Brokered deposits	112	(960)	(848)
Time deposits	(4,679)	(6,968)	(11,647)
Short-term borrowings	(1,479)	(2,786)	(4,265)
Long-term borrowings	(4,387)	2,814	(1,573)
Total interest expense	$(7,475)	$(24,337)	$(31,812)
(1)Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The general level of interest rates has remained at or near historic lows since March 2020 as a result of the FOMC reducing the Fed Funds Rate to near zero and taking other monetary policy actions in response to COVID-19. As summarized in the preceding table, the 58 bp decrease in the yield on average interest-earning assets drove a $53.4 million decrease in FTE interest income that was partially offset by the impact of a $2.9 billion, or 13.7%, increase in average interest-earning assets which contributed $34.6 million to FTE interest income. The yield on the loan portfolio decreased 44 bp, or 11.3%, from the same period of 2020, as variable and certain adjustable rate loans repriced to lower rates and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As a result, the impact of changes in index rates, primarily the prime rate and LIBOR, on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $31.8 million primarily due to the 43 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 26 bp and 31 bp, respectively, which contributed $7.3 million and $9.1 million to the decrease in interest expense, respectively. The cost of average time deposits decreased 60 bp and the average balance of time deposits decreased $616.5 million, which contributed $7.0 million and $4.7 million to the decrease in interest expense, respectively. In addition, the $463.2 million decrease in average short-term borrowings and the $265.1 million decrease in average long-term borrowings resulted in $4.3 million and $1.6 million decreases in interest expense, respectively. As discussed in the "Overview" section of Management's Discussion, the Corporation completed a balance sheet restructuring in March of 2021, which included the prepayment of $535.0 million of FHLB advances and the cash tender offer for $75.0 million and $60.0 million of subordinated debt and senior notes, respectively.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,153,444	3.16%	$6,811,318	3.83%	$342,126	5.0%
Commercial and industrial (1)	5,582,855	3.73	5,078,448	3.73	504,407	9.9
Real estate – residential mortgage	3,290,726	3.46	2,719,851	3.93	570,875	21.0
Real estate – home equity	1,157,289	3.73	1,285,661	4.32	(128,372)	(10.0)
Real estate – construction	1,054,593	3.07	935,304	3.83	119,289	12.8
Consumer	455,241	4.01	466,071	4.25	(10,830)	(2.3)
Equipment lease financing	261,300	3.93	284,612	3.88	(23,312)	(8.2)
Other (2)	(12,081)	—	14,667	—	(26,748)	N/M
Total loans	$18,943,367	3.42%	$17,595,932	3.86%	$1,347,435	7.7%
(1) Includes average PPP loans of $1.6 billion and $629.5 million for the six months ended June 30, 2021 and 2020, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $1.3 billion, or 7.7%, compared to the same period of 2020. The increase was driven largely by growth in the commercial and residential mortgage portfolios, the commercial and industrial portfolio, as a result of loans originated under the PPP, and construction portfolio. Excluding loans originated under the PPP, commercial and industrial loan balances declined. The increases were partially offset by decreases in the home equity, equipment lease financing and consumer portfolios as well as other loans.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,939,731	—%	$5,048,408	—%	$1,891,323	37.5%
Interest-bearing demand	5,906,423	0.07	4,876,662	0.33	1,029,761	21.1
Savings	6,209,253	0.09	5,287,015	0.40	922,238	17.4
Total demand and savings	19,055,407	0.05	15,212,085	0.24	3,843,322	25.3
Brokered deposits	311,016	0.42	293,756	1.02	17,260	5.9
Time deposits	2,076,681	1.16	2,693,202	1.76	(616,521)	(22.9)
Total deposits	$21,443,104	0.17%	$18,199,043	0.48%	$3,244,061	17.8%

The average cost of total deposits decreased 31 bp to 0.17% for the first half of 2021 compared to 0.48% for the same period of 2020, mainly as a result of reductions in deposit rates due to the continued low interest rate environment, and growth in noninterest-bearing demand deposits. This decrease in the average cost of deposits contributed $24.4 million to the reduction of interest expense. Average total deposits increased $3.2 billion, or 17.8%, primarily driven by increases in noninterest-bearing demand deposits, interest-bearing demand and saving accounts, partially offset by a $616.5 million, or 22.9%, decrease in time deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$542,243	0.12%	$487,478	0.38%	$54,765	11.2%
Federal funds purchased	—	—	130,549	0.82	(130,549)	(100.0)
FHLB advances and other borrowings(2)	—	—	387,382	1.61	(387,382)	(100.0)
Total short-term borrowings	542,243	0.12	1,005,409	0.91	(463,166)	(46.1)
Long-term borrowings:
FHLB advances	255,453	1.80	579,445	1.91	(323,992)	(55.9)
Other long-term debt	691,750	4.21	632,873	4.09	58,877	9.3
Total long-term borrowings	947,203	3.56	1,212,318	3.04	(265,115)	(21.9)
Total borrowings	$1,489,446	2.31%	$2,217,727	2.08%	$(728,281)	(32.8)%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings decreased $463.2 million, or 46.1%, during the first six months of 2021, compared to the same period of 2020 primarily as a result of excess funding provided by growth in deposit balances.

Average total long-term borrowings decreased $265.1 million, or 21.9%, in the first half of 2021, compared to the same period of 2020 primarily as a result of the balance sheet restructuring competed in March of 2021, which included the prepayment of $536.0 million of long-term FHLB advances and the cash tender offer for $75.0 million and $60.0 million of the Corporation's outstanding subordinated and senior notes, respectively. This reduction in long-term borrowings contributed $4.4 million to the reduction of interest expense, partially offset by the impact of a 52 bp increase in the rate on average long-term borrowings during the first half of 2021.

Provision for Credit Losses

The provision for credit losses was a negative $9.0 million for the first six months of 2021, a decrease of $72.6 million from the same period of 2020. Several factors as of the six months ended June 30, 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts, reduced the level of the ACL determined to be necessary at the end of the six months ended June 30, 2021. The $63.6 million provision for credit losses during the six months ended June 30, 2020 was the result of several factors, most notably, the overall uncertainty in economic forecasts due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$12,554	$10,950	$1,604	14.6%
Cash management	10,262	9,245	1,017	11.0
Capital markets	4,336	10,079	(5,743)	(57.0)
Other commercial banking	6,319	4,892	1,427	29.2
Total commercial banking	33,471	35,167	(1,696)	(4.8)
Consumer banking:
Card	11,611	9,651	1,960	20.3
Overdraft	5,474	6,165	(691)	(11.2)
Other consumer banking	4,529	4,561	(32)	(0.7)
Total consumer banking	21,614	20,377	1,237	6.1
Wealth management fees	34,981	28,462	6,519	22.9
Mortgage banking:
Gains on sales of mortgage loans	14,094	22,728	(8,634)	(38.0)
Mortgage servicing income	2,704	(6,530)	9,234	(141.4)
Total mortgage banking	16,798	16,198	600	3.7
Other	6,912	7,311	(399)	(5.5)
Non-interest income before investment securities gains, net	113,776	107,515	6,261	5.8
Investment securities gains, net	33,511	3,051	30,460	N/M
Total Non-Interest Income	$147,287	$110,566	$36,721	33.2%

Non-interest income, before net investment securities gains, increased $6.3 million, or 5.8%, during the six months ended June 30, 2021 as compared to the same period in 2020.

Commercial banking decreased $1.7 million, or 4.8%, compared to the same period in 2020, driven by a decrease in capital markets revenue, which consists primarily of fees earned on commercial loan interest rate swaps, partially offset by increases in merchant and card, cash management and other commercial banking.

Consumer banking increased $1.2 million, or 6.1%, compared to the same period in 2020, primarily driven by an increase in card income.

Wealth management revenues increased $6.5 million, or 22.9%, primarily resulting from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Mortgage banking income increased $600,000, or 3.7%, driven by an increase in mortgage servicing income, partially offset by a decrease in gains on sales of mortgage loans. The increase in mortgage servicing income was driven by a $3.9 million decrease to the valuation allowance for MSRs compared to a $7.7 million increase to the valuation allowance for the same period in 2020. The decrease in gains on sales of mortgage loans reflected decreases in both the volume of loans sold and lower spreads realized on mortgages sold.

Investment securities gains, net, were $33.5 million in the six months ended June 30, 2021 as a result of a $34.0 million gain on the sale of the Visa Shares that was part of the balance sheet restructuring as discussed in the "Overviews" section of Management's Discussion.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Salaries and employee benefits	$160,953	$161,240	$(287)	(0.2)%
Data processing and software	27,493	23,838	3,655	15.3
Net occupancy	26,476	26,630	(154)	(0.6)
Other outside services	16,668	15,481	1,187	7.7
State taxes	8,889	5,891	2,998	50.9
Equipment	6,852	6,611	241	3.6
Professional fees	5,430	7,533	(2,103)	(27.9)
FDIC insurance	4,906	4,941	(35)	(0.7)
Amortization of TCI	3,094	2,900	194	6.7
Marketing	2,350	2,882	(532)	(18.5)
Intangible amortization	293	264	29	11.0
Debt extinguishment	32,575	2,878	29,697	N/M
Other	23,236	24,469	(1,233)	(5.0)
Total non-interest expense	$319,215	$285,558	$33,657	11.8%

Data processing and software increased $3.7 million, or 15.3%, reflecting costs related to technology initiatives.

State taxes increased $3.0 million, or 50.9%, primarily as a result of an increase in the accrual for PA shares tax expense resulting from increased capital levels.

Professional fees decreased $2.1 million, or 27.9%, primarily due to a decrease in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

Debt extinguishment costs increased $29.7 million as a result of $20.9 million in prepayment penalties incurred upon the prepayment of long-term FHLB advances and $11.3 million of expenses associated with the cash tender offer to purchase subordinated and senior notes as part of the balance sheet restructuring discussed in the "Overview" section of Management's Discussion.

Income Taxes

Income tax expense for the six months ended June 30, 2021 was $25.9 million, a $16.6 million increase from $9.3 million for the same period in 2020. The Corporation’s ETR was 15.8% for the six months ended June 30, 2021, as compared to 12.4% in the same period of 2020. The increase in income tax expense and the ETR primarily resulted from an increase in income before taxes, while net favorable permanent differences were relatively the same compared to the same period of 2020.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	June 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,904,059	$1,847,832	$56,227	3.0%
FRB and FHLB Stock	62,631	92,129	(29,498)	(32.0)
Loans held for sale	41,924	83,886	(41,962)	(50.0)
Investment securities	3,921,658	3,340,424	581,234	17.4
Net Loans	18,331,724	18,623,253	(291,529)	(1.6)
Premises and equipment	228,353	231,480	(3,127)	(1.4)
Goodwill and intangibles	536,847	536,659	188	—
Other assets	1,052,578	1,151,070	(98,492)	(8.6)
Total Assets	$26,079,774	$25,906,733	$173,041	0.7%
Liabilities and Shareholders’ Equity
Deposits	$21,724,312	$20,839,207	$885,105	4.2%
Short-term borrowings	533,749	630,066	(96,317)	(15.3)
Long-term borrowings	627,213	1,296,263	(669,050)	(51.6)
Other liabilities	501,542	524,369	(22,827)	(4.4)
Total Liabilities	23,386,816	23,289,905	96,911	0.4
Total Shareholders’ Equity	2,692,958	2,616,828	76,130	2.9
Total Liabilities and Shareholders’ Equity	$26,079,774	$25,906,733	$173,041	0.7%

Cash and Cash Equivalents

The $56.2 million, or 3.0%, increase in cash and cash equivalents mainly resulted from additional cash maintained at the FRB due to the Corporation's excess liquidity position.

FRB and FHLB Stock

The $29.5 million, or 32.0%, decrease in FRB and FHLB stock was the result of a decrease in FHLB stock required due to the prepayment of long-term FHLB advances, as mentioned in the "Overview" section of Management's Discussion, and a decrease in the usage of FHLB letters of credit.

Loans Held for Sale

Loans held for sale decreased $42.0 million, or 50.0%, primarily as the result of the Corporation's decision to hold a greater proportion of the residential mortgage loans it originated in the loan portfolio, rather than selling those loans in the secondary market.

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$153,545	$—	$153,545	N/M
U.S. Government sponsored agency securities	62,431	—	62,431	N/M
State and municipal securities	1,055,462	952,613	102,849	10.8%
Corporate debt securities	371,381	367,145	4,236	1.2
Collateralized mortgage obligations	307,165	503,766	(196,601)	(39.0)
Residential mortgage-backed securities	201,547	377,998	(176,451)	(46.7)
Commercial mortgage-backed securities	871,010	762,415	108,595	14.2
Auction rate securities	74,834	98,206	(23,372)	(23.8)
Total available for sale securities	$3,097,375	$3,062,143	$35,232	1.2%
Held to Maturity
Residential mortgage-backed securities	$439,220	$278,281	$160,939	57.8%
Commercial mortgage-backed securities	385,063	—	385,063	N/M
Total held to maturity securities	$824,283	$278,281	$546,002	N/M

Total Investment Securities	$3,921,658	$3,340,424	$581,234	17.4%

Total AFS securities increased $35.2 million, or 1.2%, primarily as the result of the purchase of $153.5 million and $62.4 million of U.S. Government securities and U.S. Government sponsored agency securities, respectively. The increase was partially offset by $376.2 million of residential and commercial mortgage backed securities transferred from the AFS classification to the HTM classification. In addition, the Corporation sold ARCs with an estimated fair value of $24.6 million during the first quarter of 2021.

Total HTM securities increased $546.0 million, primarily as a result of the above mentioned transfer of AFS securities as well as purchases of additional mortgage-backed securities.

Loans

The following table presents ending balances of Net Loans:

	June 30, 2021	December 31, 2020	2021 vs. 2020 Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,152,932	$7,105,092	$47,840	0.7%
Commercial and industrial (1)	4,985,414	5,670,828	(685,414)	(12.1)
Real estate – residential mortgage	3,555,897	3,141,915	413,982	13.2
Real estate – home equity	1,136,128	1,202,913	(66,785)	(5.6)
Real estate – construction	1,070,755	1,047,218	23,537	2.2
Consumer	448,433	466,772	(18,339)	(3.9)
Equipment lease financing and other	254,550	284,377	(29,827)	(10.5)
Overdrafts	1,843	4,806	(2,963)	(61.7)
Gross loans	18,605,952	18,923,921	(317,969)	(1.7)
Unearned income	(19,196)	(23,101)	3,905	(16.9)
Net Loans	$18,586,756	$18,900,820	$(314,064)	(1.7)%
(1) Includes PPP loans totaling $1.1 billion and $1.6 billion as of June 30, 2021 and December 31, 2020, respectively.

Net Loans decreased $314.1 million, or 1.7%, in comparison to December 31, 2020, primarily due the forgiveness of approximately $1.2 billion PPP loans during the first six months of 2021. Growth in the commercial and residential mortgage portfolios and construction loans partially offset decreases in the commercial and industrial and other loan portfolios.

The increase in the residential mortgage portfolio was the result of continued growth in originations and the strategic decision by the Corporation to hold a greater proportion of the originations on its balance sheet. The decrease in the commercial and industrial loan portfolio was impacted by the net effect of the forgiveness of approximately $1.2 billion of PPP loans and the origination of approximately $753 million of new PPP loans during the first six months of 2021.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. Approximately $8.2 billion, or 44.2%, of the loan portfolio was in commercial mortgage and construction loans as of June 30, 2021. The Corporation's internal policy limited its maximum total lending commitment to an individual borrowing relationship to $55 million as of June 30, 2021. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	June 30, 2021	December 31, 2020
Real estate (1)	44.7%	41.4%
Health care	7.6	8.7
Agriculture	6.3	6.4
Manufacturing	5.2	6.3
Other services (3)	5.2	5.1
Construction (2)	4.3	6.4
Hospitality and food services	4.0	4.2
Educational services	3.1	3.3
Retail	3.0	3.8
Wholesale trade	3.0	3.3
Arts, entertainment and recreation	2.7	2.4
Professional, scientific and technical services	2.2	3.6
Public administration	1.5	1.7
Transportation and warehousing	1.4	1.7
Other (4) (5)	5.8	1.7
Total	100.0%	100.0%

(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Includes commercial loans to borrowers engaged in the construction industry.
(3)    Excludes public administration.
(4)    Includes the energy sector.
(5)    Includes $790.7 million of PPP loans, consisting primarily of loans originated during the six months ended June 30, 2021, as of June 30, 2021 and $136.7 million of PPP loans as of December 31, 2020. The remaining PPP loans were included within their respective industry classification above as of both June 30, 2021 and December 31, 2020.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2021:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended June 30, 2021
Balance at March 31, 2021	$31,652	$51,977	$1,441	$33,401	$9,368	$301	$15,749	$143,889
Additions	8,153	18,395	—	2,779	607	924	309	31,167
Payments	(5,670)	(9,982)	(425)	(909)	(484)	(20)	(32)	(17,522)
Charge-offs	(954)	(6,506)	—	(496)	(212)	(918)	(128)	(9,214)
Transfers to OREO	—	(456)	—	—	—	—	—	(456)
Balance at June 30, 2021	$33,181	$53,428	$1,016	$34,775	$9,279	$287	$15,898	$147,864

Six months ended June 30, 2021
Balance at December 31, 2020	$31,993	$51,470	$1,395	$26,107	$9,588	$332	$16,312	$137,197
Additions	18,063	24,457	404	10,423	1,228	1,549	482	56,606
Payments	(11,540)	(13,231)	(744)	(1,067)	(839)	(41)	(84)	(27,546)
Charge-offs	(5,273)	(8,343)	(39)	(688)	(424)	(1,553)	(812)	(17,132)
Transfers to accrual status	—	—	—	—	(274)	—	—	(274)
Transfers to OREO	(62)	(925)	—	—	—	—	—	(987)
Balance at June 30, 2021	$33,181	$53,428	$1,016	$34,775	$9,279	$287	$15,898	$147,864

Non-accrual loans increased approximately $4.0 million, or 2.8%, in comparison to March 31, 2021, primarily as a result of additions to non-accrual loans during the period, partially offset by payments and charge-offs.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Non-accrual loans	$147,864	$137,198
Loans 90 days or more past due and still accruing	5,865	9,929
Total non-performing loans	153,729	147,127
OREO (1)	2,779	4,178
Total non-performing assets	$156,508	$151,305
Non-performing loans to total loans	0.83%	0.78%
Non-performing assets to total assets	0.60%	0.58%
ACL - loans to non-performing loans	166%	189%
(1) Excludes $7.4 million and $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2021 and December 31, 2020, respectively

Non-performing loans increased $6.6 million, or 4.5%, in comparison to December 31, 2020. Non-performing loans as a percentage of total loans were 0.83% at June 30, 2021 in comparison to 0.78% at December 31, 2020. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents loans whose terms have been modified under TDRs, by type, as of the indicated dates:

	June 30, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$14,651	$28,451
Commercial and industrial	6,765	6,982
Real estate - residential mortgage	16,861	18,602
Real estate - home equity	13,566	14,391
Real estate - construction	153	—
Consumer	4	—
Total accruing TDRs	52,000	68,426
Non-accrual TDRs(1)	60,504	35,755
Total TDRs	$112,504	$104,181
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

Total internally risk-rated loans were $13.1 billion, of which $1.1 billion were criticized and classified, as of June 30, 2021, and $13.7 billion, of which $961.1 million were criticized and classified, as of December 31, 2020. The following table presents internal risk ratings for commercial and industrial loans, real estate - commercial mortgages and real estate - construction loans to commercial borrowers with internal risk ratings of Special Mention (1) or Substandard or lower (2):

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2021	December 31, 2020	$	%	June 30, 2021	December 31, 2020	$	%	June 30, 2021	December 31, 2020
	(dollars in thousands)
Real estate - commercial mortgage	$541,773	$478,165	$63,608	13.3%	$238,088	$181,970	$56,118	30.8%	$779,861	$660,135
Commercial and industrial	143,198	154,039	(10,841)	(7.0)	152,383	128,175	24,208	18.9	295,581	282,214
Real estate - construction (3)	19,092	13,259	5,833	44.0	3,942	5,469	(1,527)	(27.9)	23,034	18,728
Total	$704,063	$645,463	$58,600	9.1%	$394,413	$315,614	$78,799	25.0%	$1,098,476	$961,077

% of total risk rated loans	5.4%	4.7%			3.0%	2.3%			8.4%	7.0%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

The increase in loans with internal risk ratings of substandard or lower that occurred during the six months ended June 30, 2021 was attributed to risk rating downgrades due to COVID-19 related shutdowns and restrictions on operations, mostly impacting the hospitality and food services and arts, entertainment and recreation sectors.

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
ACL - loans	$255,032	$277,567
ACL - OBS credit exposure (1)	14,773	14,373
Total ACL	$269,805	$291,940

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL related to loans:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(dollars in thousands)
Average balance of Net Loans	$18,906,556	$18,331,797	$18,943,367	$17,595,932

Balance of ACL at beginning of period	$265,986	$238,508	$277,567	$163,622
Impact of adopting CECL on January 1, 2020	—	—	—	45,723
Loans charged off:
Real estate – commercial mortgage	6,506	2,324	8,343	3,179
Commercial and industrial	954	3,480	5,273	14,379
Real estate – residential mortgage	496	235	688	422
Real estate – home equity	212	458	424	745
Real estate – construction	—	17	39	17
Consumer	918	845	1,553	2,087
Equipment lease financing and other	436	688	1,404	1,221
Total loans charged off	9,522	8,047	17,724	22,050
Recoveries of loans previously charged off:
Real estate – commercial mortgage	729	95	903	339
Commercial and industrial	693	2,978	1,462	4,712
Real estate – residential mortgage	105	112	200	197
Real estate – home equity	58	44	109	261
Real estate – construction	254	—	638	70
Consumer	576	605	965	1,034
Equipment lease financing and other	153	92	312	200
Total recoveries	2,568	3,926	4,589	6,813
Net loan charged off	6,954	4,121	13,135	15,237
Provision for credit losses (1)	(4,000)	22,150	(9,400)	62,429
Balance of ACL at end of period	$255,032	$256,537	$255,032	$256,537

Net charge-offs to average loans (annualized)	0.15%	0.09%	0.14%	0.17%

(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three and six months ended June 30, 2021 was negative $4.0 million and negative $9.4 million, respectively, compared to a provision expense of $22.2 million and $62.4 million, respectively, recorded in the same periods of 2020. Several factors during the first six months of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts, reduced the level of the ACL determined to be necessary at the end of both the first and second quarters of 2021. The higher provision during the first six months of 2020 was largely driven by the overall downturn in economic forecasts due to COVID-19, resulting in higher expected future credit losses under CECL. The

ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

In addition, net loan charge offs in the three months ended June 30, 2021 increased $2.8 million compared to the same period of 2020. For the six months ended June 30, 2021, net loan charge offs decreased $2.1 million compared to the same period of 2020.

The following table summarizes the allocation of the ACL - loans:

	June 30, 2021		December 31, 2020
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$95,381	38.3%	$103,425	37.6%
Commercial and industrial	65,404	26.8	74,771	30.0
Real estate - residential mortgage	54,188	19.1	51,995	16.6
Consumer, home equity, equipment lease financing	27,405	9.9	31,770	10.3
Real estate - construction	12,654	5.8	15,608	5.5
Total ACL - loans	$255,032	100.0%	$277,567	100.0%
(1) Ending loan balances as a % of total loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits, by type:

	June 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,442,132	$6,531,002	$911,130	14.0%
Interest-bearing demand	5,795,404	5,818,564	(23,160)	(0.4)
Savings	6,276,554	5,929,792	346,762	5.8
Total demand and savings	19,514,090	18,279,358	1,234,732	6.8
Brokered deposits	277,444	335,185	(57,741)	(17.2)
Time deposits	1,932,778	2,224,664	(291,886)	(13.1)
Total deposits	$21,724,312	$20,839,207	$885,105	4.2%

Total demand and savings accounts increased $1.2 billion, or 6.8%, driven by increases in noninterest-bearing demand and savings accounts, primarily as the result of strong customer liquidity. These increases were partially offset by decreases in interest-bearing demand, brokered and time deposits.

The following table presents ending borrowings, by type:

	June 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$533,749	$630,066	$(96,317)	(15.3)%
Total short-term borrowings	533,749	630,066	(96,317)	(15.3)
Long-term borrowings:
FHLB advances	—	535,973	(535,973)	(100.0)
Other long-term borrowings	627,213	760,290	(133,077)	(17.5)
Total long-term borrowings	627,213	1,296,263	(669,050)	(51.6)
Total borrowings	$1,160,962	$1,926,329	$(765,367)	(39.7)%

(1) Includes repurchase agreements and short-term promissory notes.

Total short-term borrowings decreased $96.3 million, or 15.3%. The decrease in short-term borrowings was a result of higher balances of deposits, reducing the need for short-term borrowings. Total long-term borrowings decreased $669.1 million. As discussed in the "Overview" section of Management's Discussion, as part of a balance sheet restructuring, the Corporation prepaid $536.0 million of long-term FHLB advances and completed a cash tender offer for $75.0 million of 4.50% subordinated debt due in 2024 and $60.0 million of 3.60% senior notes due in 2022. Also, See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for further details.

Shareholders' Equity

Total shareholders’ equity increased $76.1 million during the first six months of 2021. The increase was due primarily to $138.0 million of net income, partially offset by $45.6 million of common stock cash dividends, a $17.9 million decrease in AOCI, mainly due to declines in fair values of AFS securities, and $5.2 million of preferred stock dividends.

In February 2021, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021. Under the repurchase program, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time. No repurchases of common stock were made under this program during the six months ended June 30, 2021.

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

As of June 30, 2021, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

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

As of June 30, 2021, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There were no other conditions or events since June 30, 2021 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	June 30, 2021	December 31, 2020	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Capital (to Risk-Weighted Assets)	14.5%	14.4%	8.0%	10.5%
Tier I Capital (to Risk-Weighted Assets)	11.0%	10.5%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.0%	9.5%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	8.5%	8.2%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of June 30, 2021 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $186.1 million	30.4%
+300 bp	+ $139.5 million	22.7%
+200 bp	+ $92.4 million	15.1%
+100 bp	+ $44.6 million	7.3%

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2021, the Corporation had $3.0 million of borrowings outstanding from the FHLB with an additional borrowing capacity of approximately $5.4 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2021, the Corporation had aggregate federal funds lines of $2.1 billion, with no outstanding borrowings. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of June 30, 2021, the Corporation had $799.2 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first six months of 2021 provided $233.6 million of cash, mainly due to net income of $138.0 million, and by the net impact of other operating activities. Cash used in investing activities was $217.3 million, mainly due to net increases in investments, partially offset by net decreases in loans. Cash provided by financing activities was $39.9 million due to increases in demand and savings deposits, partially offset by the repayments of long-term borrowings and decreases in time deposits and short-term borrowings.

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

State and Municipal Securities

As of June 30, 2021, the Corporation owned securities issued by various states and municipalities with a total a fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2021, substantially all of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 65% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of June 30, 2021, the Corporation’s investments in ARCs had a cost basis of $76.4 million and an estimated fair value of $74.8 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of June 30, 2021, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At June 30, 2021, all of the Corporation's ARCs were current and making scheduled interest payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) On February 9, 2021, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021. Under the repurchase program, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time. No repurchases of common stock were made under this program during the six months ended June 30, 2021.

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

3.3	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed on May 14, 2021.

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

4.3	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.2 of this report).

10.1	Third Amendment effective March 11, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - filed herewith.

10.2	Fourth Amendment effective July 20, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 9, 2021	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	August 9, 2021	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer