Form 10-Q
period 2021-09-30
FULTON FINANCIAL CORP
filed 2021-11-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-39680
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
Common Stock, $2.50 Par Value –161,304,000 shares outstanding as of October 28, 2021.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive income
ARC	Auction rate security
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
bp	Basis point(s)
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target federal funds rate
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
LGD	Loss given default
LIBOR	London Interbank Offered Rate
MSRs	Mortgage servicing rights
NIM	Net interest margin
N/M	Not meaningful
Net Loans	Loans and lease receivables, (net of unearned income)
OBS	Off-balance-sheet
OCI	Other comprehensive income
OREO	Other real estate owned
PD	Probability of default
PPP	Paycheck Protection Program
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate

TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities
Visa Shares	Visa, Inc. Class B restricted shares
Note: Some numbers contained in the document may not sum due to rounding

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Cash and due from banks	$260,564	$120,462
Interest-bearing deposits with other banks	2,210,445	1,727,370
Cash and cash equivalents	2,471,009	1,847,832
FRB and FHLB stock	61,293	92,129
Loans held for sale	43,123	83,886
Investment securities:
AFS, at estimated fair value	3,084,337	3,062,143
HTM, at amortized cost	916,423	278,281
Net Loans	18,269,407	18,900,820
Less: ACL - loans	(256,727)	(277,567)
Loans, net	18,012,680	18,623,253
Net premises and equipment	228,179	231,480
Accrued interest receivable	57,902	72,942
Goodwill and intangible assets	536,697	536,659
Other assets	979,189	1,078,128
Total Assets	$26,390,832	$25,906,733
LIABILITIES
Deposits:
Noninterest-bearing	$7,434,155	$6,531,002
Interest-bearing	14,639,886	14,308,205
Total Deposits	22,074,041	20,839,207
Short-term borrowings	468,967	630,066
Accrued interest payable	5,202	10,365
Long-term borrowings	627,386	1,296,263
Other liabilities	515,418	514,004
Total Liabilities	23,691,014	23,289,905
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 10.0 million shares authorized; Series A, 0.2 million shares authorized and issued in 2020, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 223.8 million shares issued in 2021 and 223.2 million issued in 2020	559,622	557,917
Additional paid-in capital	1,516,618	1,508,117
Retained earnings	1,258,499	1,120,781
Accumulated other comprehensive gain	25,615	65,091
Treasury stock, at cost, 62.4 million shares in 2021 and 60.8 million shares in 2020	(853,414)	(827,956)
Total Shareholders’ Equity	2,699,818	2,616,828
Total Liabilities and Shareholders’ Equity	$26,390,832	$25,906,733

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Interest Income
Loans, including fees	$161,889	$158,804	$480,955	$493,256
Investment securities:
Taxable	13,757	13,150	41,345	44,615
Tax-exempt	6,246	5,449	17,820	15,481
Loans held for sale	299	728	969	1,557
Other interest income	1,888	1,028	4,599	4,324
Total Interest Income	184,079	179,159	545,688	559,233
Interest Expense
Deposits	6,525	14,631	24,108	58,189
Short-term borrowings	131	370	456	4,960
Long-term borrowings	6,153	10,042	23,006	28,468
Total Interest Expense	12,809	25,043	47,570	91,617
Net Interest Income	171,270	154,116	498,118	467,616
Provision for credit losses	(600)	7,080	(9,600)	70,680
Net Interest Income After Provision for Credit Losses	171,870	147,036	507,718	396,936
Non-Interest Income
Commercial banking	16,738	18,311	50,209	53,477
Consumer banking	11,801	10,423	33,415	30,800
Wealth management	18,532	14,943	53,513	43,405
Mortgage banking	9,535	16,801	26,333	32,999
Other	5,971	2,769	12,883	10,080
Non-Interest Income Before Investment Securities Gains	62,577	63,247	176,353	170,761
Investment securities gains, net	—	2	33,511	3,053
Total Non-Interest Income	62,577	63,249	209,864	173,814
Non-Interest Expense
Salaries and employee benefits	82,679	79,227	243,632	240,467
Data processing and software	14,335	12,285	41,828	36,123
Net occupancy	12,957	13,221	39,433	39,851
Other outside services	7,889	7,617	24,557	23,098
State taxes	4,994	2,692	13,883	8,583
Equipment	3,416	3,711	10,268	10,322
Professional fees	2,271	2,879	7,701	10,412
FDIC insurance	2,727	1,578	7,633	6,519
Amortization of TCI	1,546	1,694	4,640	4,594
Marketing	1,448	1,147	3,798	4,029
Intangible amortization	150	132	443	397
Debt extinguishment	—	—	32,575	2,878
Other	10,184	12,962	33,420	37,431
Total Non-Interest Expense	144,596	139,145	463,811	424,705
Income Before Income Taxes	89,851	71,140	253,771	146,045
Income taxes	14,268	9,529	40,160	18,832
Net Income	75,583	61,611	213,611	127,213
Preferred stock dividends	(2,562)	—	(7,715)	—
Net Income Available to Common Shareholders	$73,021	$61,611	$205,896	$127,213

PER SHARE:
Net Income Available to Common Shareholders (Basic)	$0.45	$0.38	$1.27	$0.78
Net Income Available to Common Shareholders (Diluted)	0.45	0.38	1.26	0.78
Cash Dividends	0.14	0.13	0.42	0.39
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020

Net Income	$75,583	$61,611	$213,611	$127,213
Other Comprehensive (Loss)/Income, net of tax:
Unrealized (loss)/gain on securities	(21,622)	4,333	(16,073)	56,186
Reclassification adjustment for securities gains included in net income	—	(1)	(25,901)	(2,377)
Amortization of net unrealized losses on AFS securities transferred to HTM	637	928	2,154	2,517
Net unrealized gain on interest rate swaps used in cash flow hedges	(891)	—	(524)	—
Amortization of net unrecognized pension and postretirement income	290	255	868	765
Other Comprehensive (Loss)/Income	(21,586)	5,515	(39,476)	57,091
Total Comprehensive Income	$53,997	$67,126	$174,135	$184,304

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended September 30, 2021
Balance at June 30, 2021	200	$192,878	162,988	$559,485	$1,513,645	$1,208,086	$47,201	$(828,337)	$2,692,958
Net income						75,583			75,583
Other comprehensive loss							(21,586)		(21,586)
Common stock issued			132	137	781			1,049	1,967
Stock-based compensation awards					2,192				2,192
Acquisition of treasury stock			(1,691)					(26,126)	(26,126)
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.14 per share						(22,608)			(22,608)
Balance at September 30, 2021	200	$192,878	161,429	$559,622	$1,516,618	$1,258,499	$25,615	$(853,414)	$2,699,818

Three months ended September 30, 2020
Balance at June 30, 2020	—	$—	161,958	$557,569	$1,503,750	$1,059,160	$51,439	$(831,417)	$2,340,501
Net income						61,611			61,611
Other comprehensive income							5,515		5,515
Common stock issued			176	149	105			1,592	1,846
Stock-based compensation awards					1,875				1,875
Common stock cash dividends - $0.13 per share						(21,083)			(21,083)
Balance at September 30, 2020	—	$—	162,134	$557,718	$1,505,730	$1,099,688	$56,954	$(829,825)	$2,390,265

Nine months ended September 30, 2021
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						213,611			213,611
Other comprehensive loss							(39,476)		(39,476)
Common stock issued			770	1,705	2,309			668	4,682
Stock-based compensation awards					6,192				6,192
Acquisition of treasury stock			(1,691)					(26,126)	(26,126)
Preferred stock dividend						(7,715)			(7,715)
Common stock cash dividends - $0.42 per share						(68,178)			(68,178)
Balance at September 30, 2021	200	$192,878	161,429	$559,622	$1,516,618	$1,258,499	$25,615	$(853,414)	$2,699,818

Nine months ended September 30, 2020
Balance at December 31, 2019	—	$—	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income						127,213			127,213
Other comprehensive income							57,091		57,091
Common stock issued			824	1,608	646			2,792	5,046
Stock-based compensation awards					5,403				5,403
Adjustment for CECL (1)						(43,807)			(43,807)
Acquisition of treasury stock			(2,908)					(39,748)	(39,748)
Common stock cash dividends - $0.39 per share						(63,109)			(63,109)
Balance at September 30, 2020	—	$—	162,134	$557,718	$1,505,730	$1,099,688	$56,954	$(829,825)	$2,390,265

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1, "Basis of Presentation" to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$213,611	$127,213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(9,600)	70,680
Depreciation and amortization of premises and equipment	20,647	21,653
Amortization of TCI	21,001	22,883
Net amortization of investment securities premiums	11,816	8,722
Investment securities gains, net	(33,511)	(3,053)
Gain on sales of mortgage loans held for sale	(20,038)	(42,208)
Proceeds from sales of mortgage loans held for sale	818,432	1,113,671
Originations of mortgage loans held for sale	(757,631)	(1,127,256)
Intangible amortization	443	397
Amortization of issuance costs and discounts on long-term borrowings	1,608	836
Debt extinguishment costs	32,575	2,878
Stock-based compensation	6,192	5,403
Other changes, net	16,627	(169,447)
Total adjustments	108,561	(94,841)
Net cash provided by (used in) operating activities	322,172	32,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	125,811	215,150
Proceeds from principal repayments and maturities of AFS securities	366,788	282,832
Proceeds from principal repayments and maturities of HTM securities	89,349	67,268
Purchase of AFS securities	(901,400)	(728,937)
Purchase of HTM securities	(310,699)	—
Sale of Visa Shares	33,962	—
Sale of FRB and FHLB stock	30,836	3,458
Net decrease (increase) in loans	620,583	(2,203,974)
Net purchases of premises and equipment	(17,346)	(18,550)
Net cash paid for acquisition	292	—
Net change in tax credit investments	(12,439)	(9,585)
Net cash provided by (used in) investing activities	25,737	(2,392,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	1,743,512	3,669,990
Net decrease in time deposits	(508,678)	(333,852)
Net decrease in short-term borrowings	(161,099)	(271,514)
Proceeds from long-term borrowings	620	495,898
Repayments of long-term borrowings	(703,681)	(82,491)
Net proceeds from issuance of common stock	4,682	5,046
Dividends paid	(73,962)	(63,387)
Acquisition of treasury stock	(26,126)	(39,748)
Net cash provided by financing activities	275,268	3,379,942
Net Increase in Cash and Cash Equivalents	623,177	1,019,976
Cash and Cash Equivalents at Beginning of Period	1,847,832	517,791
Cash and Cash Equivalents at End of Period	$2,471,009	$1,537,767
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$52,733	$91,328
Income taxes	8,329	12,118
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$376,165	$—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

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

In addition, cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts. The amounts of such cash collateral as of September 30, 2021 and December 31, 2020 were $238.7 million and $408.1 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$153,493	$—	$(283)	$153,210
U.S. Government sponsored agency securities	62,137	—	(71)	62,066
State and municipal securities	1,111,024	43,139	(3,769)	1,150,394
Corporate debt securities	354,727	14,663	(52)	369,338
Collateralized mortgage obligations	246,726	5,639	(330)	252,035
Residential mortgage-backed securities	191,623	1,669	(3,169)	190,123
Commercial mortgage-backed securities	827,921	10,039	(5,922)	832,038
Auction rate securities	76,350	—	(1,217)	75,133
Total	$3,024,001	$75,149	$(14,813)	$3,084,337

Held to Maturity
Residential mortgage-backed securities	$410,189	$13,803	$(6,514)	$417,478
Commercial mortgage-backed securities	506,234	—	(13,556)	492,678
Total	$916,423	$13,803	$(20,070)	$910,156

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
State and municipal securities	$891,327	$61,286	$—	$952,613
Corporate debt securities	348,391	19,445	(691)	367,145
Collateralized mortgage obligations	491,321	12,560	(115)	503,766
Residential mortgage-backed securities	373,779	4,246	(27)	377,998
Commercial mortgage-backed securities	741,172	22,384	(1,141)	762,415
Auction rate securities	101,510	—	(3,304)	98,206
Total	$2,947,500	$119,921	$(5,278)	$3,062,143

Held to Maturity
Residential mortgage-backed securities	$278,281	$18,576	$—	$296,857

Securities carried at $2.6 billion at September 30, 2021 and $520.5 million at December 31, 2020 were pledged as collateral to secure public and trust deposits and customer repurchase agreements.

The amortized cost and estimated fair values of debt securities as of September 30, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities as certain investment securities are subject to call or prepayment with or without call or prepayment penalties.

	September 30, 2021
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$8,233	$8,422	$—	$—
Due from one year to five years	246,887	247,567	—	—
Due from five years to ten years	378,245	394,995	—	—
Due after ten years	1,124,366	1,159,157	—	—
	1,757,731	1,810,141	—	—
Residential mortgage-backed securities(1)	191,623	190,123	410,189	417,478
Commercial mortgage-backed securities(1)	827,921	832,038	506,234	492,678
Collateralized mortgage obligations(1)	246,726	252,035	—	—
Total	$3,024,001	$3,084,337	$916,423	$910,156

(1) Mortgage-backed securities and collateralized mortgage obligations do not have stated maturities and are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to the gross realized gains and losses on the sales of investment securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended	(in thousands)
September 30, 2021	$—	$—	$—
September 30, 2020	94	(92)	2

Nine months ended
September 30, 2021	$34,481	$(970)	$33,511
September 30, 2020	6,545	(3,492)	3,053

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

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	September 30, 2021
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(in thousands)
U.S. Government securities	2	$153,210	$(283)	—	$—	$—	$153,210	$(283)
U.S. Government sponsored agency securities	1	62,066	(71)	—	—	—	62,066	(71)
State and municipal securities	64	269,388	(3,769)	—	—	—	269,388	(3,769)
Corporate debt securities	3	13,952	(52)	—	—	—	13,952	(52)
Collateralized mortgage obligations	1	29,565	(330)	—	—	—	29,565	(330)
Residential mortgage-backed securities	6	129,507	(2,574)	1	17,522	(595)	147,029	(3,169)
Commercial mortgage-backed securities	26	368,338	(5,922)	—	—	—	368,338	(5,922)
Auction rate securities	—	—	—	118	75,133	(1,217)	75,133	(1,217)
Total available for sale	103	$1,026,026	$(13,001)	119	$92,655	$(1,812)	$1,118,681	$(14,813)

Held to Maturity
Residential mortgage-backed securities	12	$193,637	$(6,514)	—	$—	$—	$193,637	$(6,514)
Commercial mortgage-backed securities	27	452,785	(13,556)	—	—	—	452,785	(13,556)
Total	39	$646,422	$(20,070)	—	$—	$—	$646,422	$(20,070)

	December 31, 2020
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
Corporate debt securities	9	$44,528	$(377)	1	$6,871	$(314)	$51,399	$(691)
Collateralized mortgage obligations	3	57,601	(115)	—	—	—	57,601	(115)
Residential mortgage-backed securities	1	20,124	(27)	—	—	—	20,124	(27)
Commercial mortgage-backed securities	9	144,383	(1,141)	—	—	—	144,383	(1,141)
Auction rate securities	—	—	—	162	98,206	(3,304)	98,206	(3,304)
Total available for sale(1)	22	$266,636	$(1,660)	163	$105,077	$(3,618)	$371,713	$(5,278)
(1) No HTM securities were in an unrealized loss position as of December 31, 2020.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of September 30, 2021.
Based on management’s evaluations, no ACL was required for municipal securities, corporate debt securities or ARCs as of September 30, 2021. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 4 - Loans and Allowance for Credit Losses

Net Loans are summarized as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$7,145,115	$7,105,092
Commercial and industrial (1)	4,454,059	5,670,828
Real-estate - residential mortgage	3,719,684	3,141,915
Real-estate - home equity	1,126,628	1,202,913
Real-estate - construction	1,111,487	1,047,218
Consumer	458,595	466,772
Equipment lease financing and other	266,489	284,377
Overdrafts	5,471	4,806
Gross loans	18,287,528	18,923,921
Unearned income	(18,121)	(23,101)
Net Loans	$18,269,407	$18,900,820
(1) Includes PPP loans totaling $0.6 billion and $1.6 billion as of September 30, 2021 and December 31, 2020, respectively.

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

The following table presents the components of the ACL:

	September 30, 2021	December 31, 2020
	(in thousands)
ACL - loans	$256,727	$277,567
ACL - OBS credit exposure	14,783	14,373
Total ACL	$271,510	$291,940

The following table presents the activity in the ACL:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$269,805	$272,920	$291,940	$166,209
Impact of adopting CECL on January 1, 2020 (1)	—	—	—	58,348
Loans charged off	(2,234)	(5,489)	(19,958)	(27,539)
Recoveries of loans previously charged off	4,539	7,847	9,128	14,660
Net loans recovered/(charged off)	2,305	2,358	(10,830)	(12,879)
Provision for credit losses (2)	(600)	7,080	(9,600)	70,680
Balance at end of period	$271,510	$282,358	$271,510	$282,358
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $10,000 and $850,000 related to OBS credit exposures for the three months ended September 30, 2021 and 2020, respectively, and includes $410,000 and $320,000 related to OBS credit exposure for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the activity in the ACL - loans by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended September 30, 2021
Balance at June 30, 2021	$95,381	$65,404	$12,593	$54,188	$12,654	$9,401	$5,411	$255,032
Loans charged off	(14)	(647)	(58)	(602)	—	(446)	(467)	(2,234)
Recoveries of loans previously charged off	564	2,330	78	86	697	426	358	4,539
Net loans recovered (charged off)	550	1,683	20	(516)	697	(20)	(109)	2,305
Provision for loan losses (1)	234	(4,196)	(202)	2,557	(930)	(324)	2,251	(610)
Balance at September 30, 2021	$96,165	$62,891	$12,411	$56,229	$12,421	$9,057	$7,553	$256,727
Three months ended September 30, 2020
Balance at June 30, 2020	$102,695	$61,447	$16,391	$46,443	$12,314	$10,299	$6,948	$256,537
Loans charged off	(746)	(2,969)	(393)	(198)	—	(701)	(483)	(5,490)
Recoveries of loans previously charged off	100	2,103	44	95	4,873	447	185	7,847
Net loans recovered (charged off)	(646)	(866)	(349)	(103)	4,873	(254)	(298)	2,357
Provision for loan and lease losses (1)	9,806	(1,743)	256	2,013	(2,177)	260	(484)	7,931
Balance at September 30, 2020	$111,855	$58,838	$16,298	$48,353	$15,010	$10,305	$6,166	$266,825
Nine months ended September 30, 2021
Balance at December 31, 2020	$103,425	$74,771	$14,232	$51,995	$15,608	$10,905	$6,631	$277,567
Loans charged off	(8,357)	(5,920)	(482)	(1,290)	(39)	(1,999)	(1,871)	(19,958)
Recoveries of loans previously charged off	1,467	3,792	187	286	1,335	1,391	670	9,128
Net loans recovered (charged off)	(6,890)	(2,128)	(295)	(1,004)	1,296	(608)	(1,201)	(10,830)
Provision for loan losses (1)	(370)	(9,752)	(1,526)	5,238	(4,483)	(1,240)	2,123	(10,010)
Balance at September 30, 2021	$96,165	$62,891	$12,411	$56,229	$12,421	$9,057	$7,553	$256,727
Nine months ended September 30, 2020
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of adopting CECL on January 1, 2020	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(3,925)	(17,348)	(1,138)	(620)	(17)	(2,788)	(1,704)	(27,540)
Recoveries of loans previously charged off	439	6,815	305	292	4,943	1,481	385	14,660
Net loans recovered (charged off)	(3,486)	(10,533)	(833)	(328)	4,926	(1,307)	(1,319)	(12,880)
Provision for loan losses (1)	40,370	19,345	(548)	7,675	1,626	1,881	11	70,360
Balance at September 30, 2020	$111,855	$58,838	$16,298	$48,353	$15,010	$10,305	$6,166	$266,825
(1) Provision included in the table only includes the portion related to Net Loans.

Several factors as of the end of the third quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic conditions, reduced the level of the ACL determined to be necessary as of September 30, 2021, resulting in the negative provision for credit losses for the both the three and nine months ended September 30, 2021. The higher provision expense during the first nine months of 2020 was largely driven by the overall downturn in economic conditions due to COVID-19, resulting in higher expected future credit losses under CECL. Qualitative adjustments during the first nine months of 2020 increased compared to those at the time of the adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to the economic impact of COVID-19. These uncertainties included consideration for the future performance of loans that received deferrals or forbearances as a result of COVID-19 and the impact COVID-19 had on certain industries where the quantitative models did not appear to be fully capturing the appropriate level of risk at that time. PPP loans issued are fully guaranteed by the SBA and, as such, no ACL was recorded against the PPP loan portfolio.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2021 and December 31, 2020, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of September 30, 2021 and December 31, 2020, approximately 92% and 83%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	September 30, 2021			December 31, 2020
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(in thousands)
Real estate - commercial mortgage	$21,415	$26,719	$48,134	$19,909	$31,561	$51,470
Commercial and industrial	14,413	15,024	29,437	13,937	18,056	31,993
Real estate - residential mortgage	34,125	1,256	35,381	24,590	1,517	26,107
Real estate - home equity	8,785	—	8,785	9,398	190	9,588
Real estate - construction	173	786	959	437	958	1,395
Consumer	263	—	263	332	—	332
Equipment lease financing and other	6,462	9,412	15,874	—	16,313	16,313
	$85,636	$53,197	$138,833	$68,603	$68,595	$137,198

As of September 30, 2021 and December 31, 2020, there were $53.2 million and $68.6 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$128,034	$293,806	$151,408	$144,492	$33,644	$125,191	$51,540	$—	$928,115
Special Mention	4,995	—	5,588	—	—	8,708	—	—	19,291
Substandard or Lower	—	—	153	—	1,928	1,145	235	—	3,461
Total real estate - construction	133,029	293,806	157,149	144,492	35,572	135,044	51,775	—	950,867
Real estate - construction(1)
Current period gross charge-offs	—	—	(39)	—	—	—	—	—	(39)
Current period recoveries	—	—	39	—	—	1,296	—	—	1,335
Total net (charge-offs) recoveries	—	—	—	—	—	1,296	—	—	1,296
Commercial and industrial
Pass	944,250	593,100	440,777	241,747	169,970	621,558	1,134,355	—	4,145,757
Special Mention	1,334	12,204	30,505	16,791	7,933	42,241	49,972	95	161,075
Substandard or Lower	419	8,590	15,586	22,916	12,733	36,887	47,329	2,767	147,227
Total commercial and industrial	946,003	613,894	486,868	281,454	190,636	700,686	1,231,656	2,862	4,454,059
Commercial and industrial
Current period gross charge-offs	—	(70)	(128)	(110)	(155)	(529)	(4,928)	—	(5,920)
Current period recoveries	—	—	78	835	335	1,739	805	—	3,792
Total net (charge-offs) recoveries	—	(70)	(50)	725	180	1,210	(4,123)	—	(2,128)
Real estate - commercial mortgage
Pass	680,108	959,013	915,762	629,123	725,055	2,467,159	54,023	—	6,430,243
Special Mention	2,285	26,391	44,713	92,508	79,543	248,743	188	105	494,476
Substandard or Lower	—	8,197	25,745	14,884	37,701	131,514	2,319	36	220,396
Total real estate - commercial mortgage	682,393	993,601	986,220	736,515	842,299	2,847,416	56,530	141	7,145,115
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(14)	(25)	(6,603)	(1,517)	(198)	—	(8,357)
Current period recoveries	—	—	—	—	27	1,440	—	—	1,467
Total net (charge-offs) recoveries	—	—	(14)	(25)	(6,576)	(77)	(198)	—	(6,890)
Total
Pass	$1,752,392	$1,845,919	$1,507,947	$1,015,362	$928,669	$3,213,908	$1,239,918	$—	$11,504,115
Special Mention	8,614	38,595	80,806	109,299	87,476	299,692	50,160	200	674,842
Substandard or Lower	419	16,787	41,484	37,800	52,362	169,546	49,883	2,803	371,084
Total	$1,761,425	$1,901,301	$1,630,237	$1,162,461	$1,068,507	$3,683,146	$1,339,961	$3,003	$12,550,041
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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, the Corporation evaluates credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, for the periods shown:

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$24,122	$25,743	$6,929	$10,265	$8,210	$100,740	$935,387	$4,161	$1,115,557
Nonperforming	—	—	—	16	233	2,124	8,698	—	11,071
Total real estate - home equity	24,122	25,743	6,929	10,281	8,443	102,864	944,085	4,161	1,126,628
Real estate - home equity
Current period gross charge-offs	—	—	(41)	—	—	(171)	(270)	—	(482)
Current period recoveries	—	—	—	—	—	82	105	—	187
Total net (charge-offs) recoveries	—	—	(41)	—	—	(89)	(165)	—	(295)
Real estate - residential mortgage
Performing	1,250,164	1,178,626	385,806	129,589	220,587	517,694	—	—	3,682,466
Nonperforming	—	6,639	1,701	3,390	2,726	22,762	—	—	37,218
Total real estate - residential mortgage	1,250,164	1,185,265	387,507	132,979	223,313	540,456	—	—	3,719,684
Real estate - residential mortgage
Current period gross charge-offs	—	(626)	(148)	(125)	(4)	(387)	—	—	(1,290)
Current period recoveries	—	—	1	15	—	178	92	—	286
Total net (charge-offs) recoveries	—	(626)	(147)	(110)	(4)	(209)	92	—	(1,004)
Consumer
Performing	102,573	87,668	73,606	67,172	29,069	46,371	51,696	—	458,155
Nonperforming	64	145	21	56	33	96	25	—	440
Total consumer	102,637	87,813	73,627	67,228	29,102	46,467	51,721	—	458,595
Consumer
Current period gross charge-offs	(12)	(359)	(239)	(235)	(219)	(195)	(740)	—	(1,999)
Current period recoveries	—	122	103	86	129	704	247	—	1,391
Total net (charge-offs) recoveries	(12)	(237)	(136)	(149)	(90)	509	(493)	—	(608)
Equipment lease financing and other
Performing	71,134	64,931	50,952	35,124	22,960	10,985	—	—	256,086
Nonperforming	—	—	—	—	15,718	156	—	—	15,874
Total leasing and other	71,134	64,931	50,952	35,124	38,678	11,141	—	—	271,960
Equipment lease financing and other
Current period gross charge-offs	(595)	(1,276)	—	—	—	—	—	—	(1,871)
Current period recoveries	215	320	83	8	14	30	—	—	670
Total net (charge-offs) recoveries	(380)	(956)	83	8	14	30	—	—	(1,201)
Construction - other
Performing	80,993	69,823	4,611	5,009	—	11	—	—	160,447
Nonperforming	—	—	—	—	173	—	—	—	173
Total construction - other	80,993	69,823	4,611	5,009	173	11	—	—	160,620
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,528,986	$1,426,791	$521,904	$247,159	$280,826	$675,801	$987,083	$4,161	$5,672,711
Nonperforming	64	6,784	1,722	3,462	18,883	25,138	8,723	—	64,776
Total	$1,529,050	$1,433,575	$523,626	$250,621	$299,709	$700,939	$995,806	$4,161	$5,737,487

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$31,445	$8,176	$13,906	$11,024	$11,667	$126,749	$982,285	$5,321	$1,190,573
Nonperforming	—	88	23	233	221	2,290	9,485	—	12,340
Total real estate - home equity	31,445	8,264	13,929	11,257	11,888	129,039	991,770	5,321	1,202,913
Real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(34)	(1,159)	—	(1,193)
Current period recoveries	—	—	—	—	—	138	366	—	504
Total net (charge-offs) recoveries	—	—	—	—	—	104	(793)	—	(689)
Real estate - residential mortgage
Performing	1,255,532	585,878	228,398	341,563	264,990	434,889	—	—	3,111,250
Nonperforming	217	2,483	3,177	2,483	722	21,583	—	—	30,665
Total real estate - residential mortgage	1,255,749	588,361	231,575	344,046	265,712	456,472	—	—	3,141,915
Real estate - residential mortgage
Current period gross charge-offs	—	(68)	(101)	(190)	(7)	(254)	—	—	(620)
Current period recoveries	—	68	16	1	1	405	—	—	491
Total net (charge-offs) recoveries	—	—	(85)	(189)	(6)	151	—	—	(129)
Consumer
Performing	114,399	98,587	95,072	43,334	25,804	36,086	52,698	42	466,022
Nonperforming	168	19	124	141	114	150	34	—	750
Total consumer	114,567	98,606	95,196	43,475	25,918	36,236	52,732	42	466,772
Consumer
Current period gross charge-offs	(134)	(542)	(524)	(444)	(489)	(769)	(498)	—	(3,400)
Current period recoveries	—	64	165	159	94	101	1,292	—	1,875
Total net (charge-offs) recoveries	(134)	(478)	(359)	(285)	(395)	(668)	794	—	(1,525)
Equipment lease financing and other
Performing	102,324	65,303	49,453	34,995	15,631	5,040	—	—	272,746
Nonperforming	—	—	30	15,983	142	282	—	—	16,437
Total leasing and other	102,324	65,303	49,483	50,978	15,773	5,322	—	—	289,183
Equipment lease financing and other
Current period gross charge-offs	(606)	(1,581)	—	—	—	—	—	—	(2,187)
Current period recoveries	185	349	21	18	11	21	—	—	605
Total net (charge-offs) recoveries	(421)	(1,232)	21	18	11	21	—	—	(1,582)
Construction - other
Performing	96,444	24,888	6,822	—	16	—	—	—	128,170
Nonperforming	—	—	—	178	—	—	—	—	178
Total construction - other	96,444	24,888	6,822	178	16	—	—	—	128,348
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,600,144	$782,832	$393,651	$430,916	$318,108	$602,764	$1,034,983	$5,363	$5,168,761
Nonperforming	385	2,590	3,354	19,018	1,199	24,305	9,519	—	60,370
Total	$1,600,529	$785,422	$397,005	$449,934	$319,307	$627,069	$1,044,502	$5,363	$5,229,131

The following table presents non-performing assets:

	September 30, 2021	December 31, 2020
	(in thousands)
Non-accrual loans	$138,833	$137,198
Loans 90 days or more past due and still accruing	11,389	9,929
Total non-performing loans	150,222	147,127
OREO (1)	1,896	4,178
Total non-performing assets	$152,118	$151,305
(1) Excludes $7.1 million and $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2021 and December 31, 2020, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
September 30, 2021
Real estate – commercial mortgage	$7,495	$240	$3,966	$48,134	$7,085,280	$7,145,115
Commercial and industrial	16,134	1,366	3,261	29,437	4,403,861	4,454,059
Real estate – residential mortgage	19,365	2,974	1,695	35,381	3,660,269	3,719,684
Real estate – home equity	3,245	1,194	2,286	8,785	1,111,118	1,126,628
Real estate – construction	360	—	5	959	1,110,163	1,111,487
Consumer	2,412	475	176	263	455,269	458,595
Equipment lease financing and other	306	—	—	15,874	237,659	253,839
Total	$49,317	$6,249	$11,389	$138,833	$18,063,619	$18,269,407

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2020
Real estate – commercial mortgage	$14,999	$9,273	$1,177	$51,470	$7,028,173	$7,105,092
Commercial and industrial	11,285	1,068	616	31,993	5,625,866	5,670,828
Real estate – residential mortgage	22,281	7,675	4,687	26,107	3,081,165	3,141,915
Real estate – home equity	5,622	1,654	2,753	9,588	1,183,296	1,202,913
Real estate – construction	1,938	—	155	1,395	1,043,730	1,047,218
Consumer	3,036	501	417	332	462,486	466,772
Equipment lease financing and other	838	150	124	16,313	248,657	266,082
Total	$59,999	$20,321	$9,929	$137,198	$18,673,373	$18,900,820

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

Troubled Debt Restructurings

The following table presents TDRs, by class segment:

	September 30, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$14,546	$28,451
Commercial and industrial	6,577	6,982
Real estate - residential mortgage	13,694	18,602
Real estate - home equity	12,704	14,391
Real estate - construction	153	—
Consumer	5	—
Total accruing TDRs	47,679	68,426
Non-accrual TDRs (1)	59,802	35,755
Total TDRs	$107,481	$104,181

(1)Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30				Nine months ended September 30
	2021		2020		2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(dollars in thousands)
Commercial and industrial	5	$852	4	$3,021	9	$2,745	18	$4,399
Real estate - commercial mortgage	4	9,129	5	8,394	9	16,020	12	24,868
Real estate - residential mortgage	5	1,703	8	1,351	42	12,431	48	10,516
Real estate - home equity	6	123	13	1,370	22	870	40	3,556
Real estate - construction	—	—	—	—	1	154	—	—
Consumer	—	—	3	53	—	—	11	238
Total	20	$11,807	33	$14,189	83	$32,220	129	$43,577

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. As of September 30, 2021 and 2020, payment schedule modifications since the inception of this guidance having a recorded investment of $3.3 billion and $3.8 billion, respectively, were excluded from TDRs. As of September 30, 2021, $65.1 million in recorded investment remain in active COVID-19 deferral programs.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(in thousands)
Amortized cost:
Balance at beginning of period	$36,062	$38,692	$38,745	$39,267
Originations of MSRs	2,637	4,319	6,905	8,569
Amortization	(2,661)	(4,129)	(9,612)	(8,954)
Balance at end of period	$36,038	$38,882	$36,038	$38,882

Valuation allowance:
Balance at beginning of period	$(6,600)	$(7,700)	$(10,500)	$—
Reduction (addition) to valuation allowance	3,500	(1,500)	7,400	(9,200)
Balance at end of period	$(3,100)	$(9,200)	$(3,100)	$(9,200)

Net MSRs at end of period	$32,938	$29,682	$32,938	$29,682

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.3 billion and $4.7 billion as of September 30, 2021 and December 31, 2020, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $32.9 million and $28.2 million at September 30, 2021 and December 31, 2020, respectively. Based on its fair value analysis as of September 30, 2021, the Corporation determined that a $3.5 million decrease to the valuation allowance was required for the three months ended September 30, 2021, resulting in a total valuation allowance of $3.1 million as of September 30, 2021. The $3.5 million decrease to the valuation allowance was recorded as an increase to mortgage banking income on the consolidated statements of income for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the net $7.4 million decrease to the valuation allowance was recorded as an increase to mortgage banking income on the consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2021		December 31, 2020
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$304,893	$2,990	$382,903	$8,034
Negative fair values	3,366	(18)	3,154	(35)
Forward Commitments
Positive fair values	53,000	630	—	—
Negative fair values	—	—	292,262	(2,263)
Interest Rate Swaps with Customers
Positive fair values	3,205,646	183,850	3,834,062	330,951
Negative fair values	701,719	(2,633)	45,640	(2)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	701,719	2,633	45,640	2
Negative fair values	3,205,646	(94,235)	3,834,062	(165,205)
Interest Rate Swaps used in Cash Flow Hedges
Positive fair values	400,000	377	—	—
Negative fair values	100,000	(150)	—	—
Foreign Exchange Contracts with Customers
Positive fair values	9,782	293	1,121	5
Negative fair values	649	(13)	5,963	(275)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	1,525	26	6,372	318
Negative fair values	10,554	(284)	1,422	(5)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 30, 2021
Interest Rate Products	$(280)	$(280)	$—	Interest income	$873	$873	$—
Nine months ended September 30, 2021
Interest Rate Products	$1,215	$1,215	$—	Interest income	$1,894	$1,894	$—

The following table presents the effect of fair value and cash flow hedge accounting:

	Consolidated Statements of Income Classification
	Interest Income
	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
	(in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$873	$1,894
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships	—	—
Interest contracts:
Amount of gain reclassified from AOCI into income	873	1,894
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—
Amount of Gain Reclassified from AOCI into Income - Included Component	873	1,894
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended September 30		Nine months ended September 30
		2021	2020	2021	2020
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$228	$1,783	$(2,134)	$9,527
Interest rate swaps	Other expense	1,069	(12)	861	70
Foreign exchange contracts	Other income	(17)	25	(21)	42
Net fair value gains/(losses) on derivative financial instruments		$1,280	$1,796	$(1,294)	$9,639
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	September 30, 2021	December 31, 2020
	(in thousands)
Amortized cost (1)	$42,361	$80,662
Fair value	43,123	83,886
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $239,000 for the three months ended September 30, 2021 compared to gains of $658,000 for the three months ended September 30, 2020. During the nine months ended September 30, 2021, losses related to changes in fair values of mortgage loans held for sale were $2.5 million compared to $2.8 million for the nine months ended September 30, 2020.

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

As of September 30, 2021, the fair value of derivatives were in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements and as such the Corporation did not post any collateral to its derivative counterparty.

The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
September 30, 2021
Interest rate swap derivative assets	$186,860	$(4,205)	$—	$182,655
Foreign exchange derivative assets with correspondent banks	26	(26)	—	—
Total	$186,886	$(4,231)	$—	$182,655

Interest rate swap derivative liabilities	$97,018	$(3,978)	$(90,620)	$2,420
Foreign exchange derivative liabilities with correspondent banks	284	(26)	—	258
Total	$97,302	$(4,004)	$(90,620)	$2,678

December 31, 2020
Interest rate swap derivative assets	$330,951	$(2)	$—	$330,949
Foreign exchange derivative assets with correspondent banks	318	(5)	—	313
Total	$331,269	$(7)	$—	$331,262

Interest rate swap derivative liabilities	$165,205	$(2)	$(165,203)	$—
Foreign exchange derivative liabilities with correspondent banks	5	(5)	—	—
Total	$165,210	$(7)	$(165,203)	$—

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	September 30,	December 31,
	2021	2020
Included in other assets:	(in thousands)
Affordable housing tax credit investment, net	$167,434	$152,203
Other tax credit investments, net	47,645	59,224
Total TCIs, net	$215,079	$211,427
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$54,420	$31,562
Other tax credit liabilities	38,845	49,491
Total unfunded tax credit commitments and liabilities	$93,265	$81,053

The following table presents other information relating to the Corporation's TCIs:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(6,515)	$(7,290)	$(19,546)	$(21,678)
Other tax credit investment credits and tax benefits	(723)	(1,240)	(2,168)	(3,122)
Amortization of affordable housing investments, net of tax benefit	4,344	5,024	13,033	15,071
Deferred tax expense	159	275	479	691
Total net reduction in income tax expense	$(2,735)	$(3,231)	$(8,202)	$(9,038)
Amortization of TCIs:
Affordable housing tax credits investment	$1,002	$1,021	$3,006	$3,065
Other tax credit investment amortization	544	673	1,634	1,529
Total amortization of TCIs	$1,546	$1,694	$4,640	$4,594

NOTE 8 – Accumulated Other Comprehensive Income (Loss)

The following table presents other comprehensive income(loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended September 30, 2021	(in thousands)
Unrealized loss on securities	$(27,975)	$6,353	$(21,622)
Reclassification adjustment for securities gains included in net income (1)	—	—	—
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	824	(187)	637
Net unrealized losses on interest rate swaps used in cash flow hedges (3)	(1,153)	262	(891)
Amortization of net unrecognized pension and postretirement items (4)	371	(81)	290
Total OCI	$(27,933)	$6,347	$(21,586)
Three months ended September 30, 2020
Unrealized gain on securities	$5,565	$(1,232)	$4,333
Reclassification adjustment for securities gains included in net income (1)	(2)	1	(1)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,192	(264)	928
Amortization of net unrecognized pension and postretirement items (4)	329	(73)	255
Total OCI	$7,083	$(1,568)	$5,515

Nine months ended September 30, 2021
Unrealized loss on securities	$(20,796)	$4,723	$(16,073)
Reclassification adjustment for securities gains included in net income (1)	(33,511)	7,610	(25,901)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,787	(633)	2,154
Net unrealized gain on interest rate swaps used in cash flow hedges (3)	(678)	154	(524)
Amortization of net unrecognized pension and postretirement items (3)	1,111	(243)	868
Total OCI	$(51,087)	$11,611	$(39,476)

Nine months ended September 30, 2020
Unrealized gain on securities (4)	$72,146	$(15,960)	$56,186
Reclassification adjustment for securities gains included in net income (1)	(3,053)	676	(2,377)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	3,232	(715)	2,517
Amortization of net unrecognized pension and postretirement items (3)	984	(219)	765
Total OCI	$73,309	$(16,218)	$57,091

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) Gain on Interest Rate Swaps used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2021
Balance at June 30, 2021	$62,769	$367	$(15,935)	$47,201
OCI before reclassifications	(21,622)	—	—	(21,622)
Amounts reclassified from AOCI	—	(891)	290	(601)
Amortization of net unrealized losses on AFS securities transferred to HTM	637	—	—	637
Balance at September 30, 2021	$41,784	$(524)	$(15,645)	$25,615
Three months ended September 30, 2020
Balance at June 30, 2020	$65,930	$—	$(14,491)	$51,439
OCI before reclassifications	4,333	—	—	4,333
Amounts reclassified from AOCI	—	—	255	255
Amortization of net unrealized losses on AFS securities transferred to HTM	928	—	—	928
Balance at September 30, 2020	$71,190	$—	$(14,236)	$56,954

Nine months ended September 30, 2021
Balance at December 31, 2020	$81,604	$—	$(16,513)	$65,091
OCI before reclassifications	(16,073)	—	—	(16,073)
Amounts reclassified from AOCI	(25,901)	(524)	868	(25,557)
Amortization of net unrealized losses on AFS securities transferred to HTM	2,154	—	—	2,154
Balance at September 30, 2021	$41,784	$(524)	$(15,645)	$25,615
Nine months ended September 30, 2020
Balance at December 31, 2019	$14,864	$—	$(15,001)	$(137)
OCI before reclassifications	56,186	—	—	56,186
Amounts reclassified from AOCI	(2,377)	—	765	(1,612)
Amortization of net unrealized losses on AFS securities transferred to HTM	2,517	—	—	2,517
Balance at September 30, 2020	$71,190	$—	$(14,236)	$56,954

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$43,123	$—	$43,123
Available for sale investment securities:
U.S. Government securities	153,210	—	—	153,210
U.S. Government sponsored agency securities	—	62,066	—	62,066
State and municipal securities	—	1,150,394	—	1,150,394
Corporate debt securities	—	369,338	—	369,338
Collateralized mortgage obligations	—	252,035	—	252,035
Residential mortgage-backed securities	—	190,123	—	190,123
Commercial mortgage-backed securities	—	832,038	—	832,038
Auction rate securities	—	—	75,133	75,133
Total available for sale investment securities	153,210	2,855,994	75,133	3,084,337
Other assets:
Investments held in Rabbi Trust	27,015	—	—	27,015
Derivative assets	319	190,480	—	190,799
Total assets	$180,544	$3,089,597	$75,133	$3,345,274
Other liabilities:
Deferred compensation liabilities	$27,015	$—	$—	$27,015
Derivative liabilities	297	97,036	—	97,333
Total liabilities	$27,312	$97,036	$—	$124,348

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$83,886	$—	$83,886
Available for sale investment securities:
State and municipal securities	—	952,613	—	952,613
Corporate debt securities	—	367,145	—	367,145
Collateralized mortgage obligations	—	503,766	—	503,766
Residential mortgage-backed securities	—	377,998	—	377,998
Commercial mortgage-backed securities	—	762,415	—	762,415
Auction rate securities	—	—	98,206	98,206
Total available for sale investment securities	—	2,963,937	98,206	3,062,143
Other assets:
Investments held in Rabbi Trust	24,383	—	—	24,383
Derivative assets	323	338,987	—	339,310
Total assets	$24,706	$3,386,810	$98,206	$3,509,722
Other liabilities:
Deferred compensation liabilities	$24,383	$—	$—	$24,383
Derivative liabilities	280	167,505	—	167,785
Total liabilities	$24,663	$167,505	$—	$192,168

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2021 and December 31, 2020 were based on the price that secondary market investors were offering for loans with similar characteristics. See "Note 6 - Derivative Financial Instruments" for details related to the Corporation’s election to measure assets and liabilities at fair value.
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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($366.6 million at September 30, 2021 and $362.8 million at December 31, 2020) and other corporate debt issued by non-financial institutions ($2.8 million at September 30, 2021 and $4.4 million at December 31, 2020).

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
Derivative assets – Fair value of foreign currency exchange contracts classified as Level 1 assets ($0.3 million at September 30, 2021 and December 31, 2020). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.6 million at September 30, 2021 and $8.0 million at December 31, 2020) and the fair value of interest rate swaps ($186.9 million at September 30, 2021 and $331.0 million at December 31, 2020). The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.3 million at September 30, 2021 and December 31, 2020).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($18 thousand at September 30, 2021 and $2.3 million at December 31, 2020) and the fair value of interest rate swaps ($97.0 million at September 30, 2021 and $165.2 million at December 31, 2020).
The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Single-issuer Trust Preferred Securities	ARCs
Three months ended September 30, 2021	(in thousands)
Balance at June 30, 2021	$—	$74,834
Unrealized adjustment to fair value (1)	—	299
Balance at September 30, 2021	$—	$75,133

Three months ended September 30, 2020
Balance at June 30, 2020	$—	$100,859
Sales	—	—
Unrealized adjustment to fair value (1)	—	(2,869)
Balance at September 30, 2020	$—	$97,990

Nine months ended September 30, 2021
Balance at December 31, 2020	$—	$98,206
Sales	—	(24,619)
Unrealized adjustment to fair value (1)	—	1,546
Balance at September 30, 2021	$—	$75,133

Nine months ended September 30, 2020
Balance at December 31, 2019	$2,400	$101,926
Sales	(2,160)	—
Unrealized adjustment to fair value (1)	(242)	(3,936)
Discount accretion	2	—
Balance at September 30, 2020	$—	$97,990

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

Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2021	December 31, 2020
	(in thousands)
Loans, net	$113,261	$116,584
OREO	1,896	4,178
MSRs (1)	32,938	28,245
Total assets	$148,095	$149,007
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
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2021 valuation were 15.9% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

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
The following tables present the carrying amounts and estimated fair values of the Corporation’s financial instruments for the current period. A general description of the methods and assumptions used to estimate such fair values follows:

	September 30, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$2,471,009	$2,471,009	$—	$—	$2,471,009
FRB and FHLB stock	61,293	—	61,293	—	61,293
Loans held for sale	43,123	—	43,123	—	43,123
AFS securities	3,084,337	153,210	2,855,994	75,133	3,084,337
HTM securities	916,423	—	910,156	—	910,156
Net Loans	18,012,680	—	—	17,434,206	17,434,206
Accrued interest receivable	57,902	57,902	—	—	57,902
Other assets	517,140	291,826	190,480	34,834	517,140
FINANCIAL LIABILITIES
Demand and savings deposits	$20,022,870	$20,022,870	$—	$—	$20,022,870
Brokered deposits	262,617	242,617	20,732	—	263,349
Time deposits	1,788,554	—	1,795,084	—	1,795,084
Short-term borrowings	468,967	468,967	—	—	468,967
Accrued interest payable	5,202	5,202	—	—	5,202
Long-term borrowings	627,386	—	614,866	—	614,866
Other liabilities	325,361	213,542	97,036	14,783	325,361

	December 31, 2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,847,832	$1,847,832	$—	$—	$1,847,832
FRB and FHLB stock	92,129	—	92,129	—	92,129
Loans held for sale	83,886	—	83,886	—	83,886
AFS securities	3,062,143	—	2,963,937	98,206	3,062,143
HTM securities	278,281	—	296,857	—	296,857
Net Loans	18,623,253	—	—	18,354,532	18,354,532
Accrued interest receivable	72,942	72,942	—	—	72,942
Other assets	650,425	279,015	338,987	32,423	650,425
FINANCIAL LIABILITIES
Demand and savings deposits	$18,279,358	$18,279,358	$—	$—	$18,279,358
Brokered deposits	335,185	295,185	41,206	—	336,391
Time deposits	2,224,664	—	2,246,457	—	2,246,457
Short-term borrowings	630,066	630,066	—	—	630,066
Accrued interest payable	10,365	10,365	—	—	10,365
Long-term borrowings	1,296,263	—	1,332,041	—	1,332,041
Other liabilities	338,747	156,869	167,505	14,373	338,747

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

As of September 30, 2021, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Weighted average shares outstanding (basic)	162,506	162,061	162,577	162,416
Impact of common stock equivalents	950	518	1,057	667
Weighted average shares outstanding (diluted)	163,456	162,579	163,634	163,083
Per share:
Basic	$0.45	$0.38	$1.27	$0.78
Diluted	0.45	0.38	1.26	0.78

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

As of September 30, 2021, the Employee Equity Plan had 9.7 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 111,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(in thousands)
Compensation expense	$2,192	$1,875	$6,192	$5,403
Tax benefit	(481)	(397)	(1,352)	(1,144)
Stock-based compensation expense, net of tax benefit	$1,711	$1,478	$4,840	$4,259

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Defined Benefit Pension Plan ("Pension Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(in thousands)
Interest cost	$561	$681	$1,683	$2,043
Expected return on plan assets	(1,011)	(982)	(3,033)	(2,946)
Net amortization and deferral	504	465	1,513	1,395
Net periodic pension cost	$54	$164	$163	$492

The components of the net benefit for the Corporation’s Postretirement Benefits Plan ("Postretirement Plan") consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(in thousands)
Interest cost	$8	$11	$24	$33
Net accretion and deferral	(134)	(137)	(402)	(411)
Net periodic benefit	$(126)	$(126)	$(378)	$(378)

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

The Corporation records a reserve for unfunded lending commitments, included in ACL - OBS credit exposures, which represents management’s estimate of credit losses associated with unused commitments to extend credit and letters of credit. As of September 30, 2021 and December 31, 2020, the ACL - OBS credit exposures for unfunded lending commitments was $10.5 million and $9.1 million, respectively. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	September 30, 2021	December 31, 2020
	(in thousands)
Commitments to extend credit	$9,083,877	$8,651,055
Standby letters of credit	302,834	298,750
Commercial letters of credit	56,387	56,229

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors in other liabilities. As of September 30, 2021 and December 31, 2020, the total reserve for losses on residential mortgage loans sold was $1.1 million, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $4.3 million and $5.3 million, as of September 30, 2021 and December 31, 2020, respectively, related to additional credit exposures for potential loan repurchases.

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

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress filed a putative collective and class action lawsuit on behalf of herself and other teller supervisors, tellers, and other similar non-exempt employees in the U.S. District Court for the District of New Jersey, D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. Fulton Bank accepted summons without a formal service of process on January 20, 2020. The lawsuit alleges that Fulton Bank did not record or otherwise account for the amount of time D. Kress and putative collective and class members spent conducting branch opening security procedures. The allegation is that, as a result, Fulton Bank did not properly compensate those employees for their regular and overtime wages. The lawsuit alleges that by doing so, Fulton violated: (i) the federal Fair Labor Standards Act and seeks back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and seeks back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and seeks back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserts New Jersey common law claims seeking compensatory damages and interest. The Corporation and counsel representing plaintiffs ("Plaintiffs’ Counsel") have reached and executed a formal Settlement Agreement to resolve this lawsuit. Plaintiffs’ Counsel has filed a Motion for Preliminary Approval of Class and Collective Settlement and Provisional Certification of Settlement Class and Collective ("the Motion") with the U.S. District Court for the District of New Jersey ("the Court"). In September 2021, a magistrate judge for the Court issued a Report and Recommendation recommending that the Court grant preliminary approval of the Motion. The Corporation is not able to provide any assurance that the Court will grant the Motion. If the Court does grant the Motion, the Settlement Agreement will be administered according to its terms and thereafter subject to final approval by the Court. The financial terms of the Settlement Agreement are not expected to be material to the Corporation. The Corporation established an accrued liability during the third quarter of 2020 for the costs expected to be incurred in connection with the Settlement Agreement.

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

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this Report, including in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Net income available to common shareholders (in thousands)	$73,021	$61,611	$205,896	$127,213
Diluted net income available to common shareholders per share	$0.45	$0.38	$1.26	$0.78
Return on average assets, annualized	1.13%	0.97%	1.09%	0.71%
Return on average common shareholders' equity, annualized	10.64%	10.32%	10.28%	7.26%
Return on average common shareholders' equity (tangible), annualized (1)	14.56%	13.35%	21.36%	9.44%
Net interest margin (2)	2.82%	2.70%	2.78%	2.90%
Efficiency ratio (1)	60.3%	62.0%	62.3%	64.2%
Non-performing assets to total assets	0.58%	0.57%	0.58%	0.57%
Annualized net charge-offs to average loans	(0.05)%	(0.05)%	0.08%	0.10%
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

While economic activity has rebounded as much of the national economy has “reopened,” there is still significant uncertainty concerning the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as their impact on the U.S. economy and the Corporation’s customers, vendors and counterparties. The extent to which the pandemic impacts the Corporation’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing severity of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19 or the emergence of more virulent COVID-19 variants, and the actions taken to respond to any such future developments. Moreover, although multiple COVID-19 vaccines have received regulatory approval and are currently being distributed, there remains uncertainty regarding how broadly these vaccines will be accepted and how effective they will be in mitigating the adverse social and economic effects of the COVID-19 pandemic.

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

As the COVID-19 pandemic unfolded in the first quarter of 2020, a significant portion of the Corporation’s employees transitioned to working remotely as a result of the COVID-19 pandemic, which, in addition to requiring added support from the Corporation’s information technology infrastructure, increases cybersecurity risks. During the fourth quarter of 2021, the Corporation plans to transition the majority of its employees currently working remotely to onsite or hybrid onsite-remote working arrangements.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Corporation’s net interest income and margins and the Corporation’s profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses that meet eligibility requirements in order to keep their workers on the payroll and fund specified operating expenses. Subsequent legislation extended the authority of the SBA to guaranty loans under the PPP through August 8, 2020. In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act reauthorized the SBA to guarantee loans under the PPP through March 31, 2021, and the PPP Extension Act of 2021 extended that authorization through June 30, 2021 for applications received by the SBA prior to June 1, 2021. From the inception of the PPP through September 30, 2021, the Corporation funded a total of approximately $2.7 billion of loans under the PPP. Through September 30, 2021, a total of $2.1 billion of those PPP loans have qualified for loan forgiveness and have been repaid by the SBA.

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

Financial Highlights

Following is a summary of the financial highlights for the three and nine months ended September 30, 2021:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $73.0 million for the three months ended September 30, 2021, an $11.4 million increase compared to $61.6 million for the same period of 2020. Diluted net income per share was $0.45, a $0.07 increase compared to the same period in 2020. The increase in net income during the third quarter of 2021 was primarily a result of a negative provision for credit losses and an increase in net interest income, partially offset by lower non-interest income, higher non-interest expenses, higher income taxes and the preferred stock dividend as discussed below.

Net income available to common shareholders was $205.9 million for the nine months ended September 30, 2021, a $78.7 million increase compared to $127.2 million for the same period of 2020. Diluted net income per share was $1.26, a $0.48 increase compared to the same period in 2020. The increase in net income during the nine months ended September 30, 2021 was primarily a result of a negative provision for credit losses, and increases in net interest income, non-interest income and net investment securities gains, partially offset by higher non-interest expenses, higher income taxes and the preferred stock dividend as discussed below.

•Net Interest Income - Net interest income increased $17.2 million, or 11.1%, for the three months ended September 30, 2021 and increased $30.5 million, or 6.5%, for the nine months ended September 30, 2021 compared to the same periods in 2020. The increases resulted from PPP loan fee income, reduced long-term borrowings, lower rates on interest-bearing liabilities and higher volumes of interest-earning assets, primarily loans, partially offset by lower yields on interest-earning assets. Overall, the net interest margin increased 12 bp for the three months ended September 30, 2021 and decreased 12 bp for the nine months ended September 30, 2021, respectively compared to the same periods in 2020.

◦Net Interest Margin - For the three months ended September 30, 2021, the increase in the net interest margin compared to the same period in 2020 reflected an increase in PPP loan fee income and the net impact of a decrease in cost of funds by 23 bp, partially offset by a decrease in yields on interest earning assets of 10 bp. For the nine months ended September 30, 2021, the decrease in the net interest margin reflected the net impact of a decrease in yields of interest-earning assets of 41 bp, partially offset by a 30 bp decrease in the cost of funds.

◦Loan Growth - Average Net Loans decreased by $0.5 billion, or 2.5%, and increased by $0.7 billion, or 4.1%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decrease for the three months ended September 30, 2021 was driven largely by the forgiveness of PPP loans. The increase for the nine months ended September 30, 2021 was driven largely by the issuance of PPP loans and growth in the real estate commercial and residential mortgage portfolios.

◦Deposit Growth - Average deposits grew $1.7 billion, or 8.5%, and $2.7 billion, or 14.5%, for the three and nine months ended September 30, 2021, respectively compared to the same periods in 2020. The increases were driven by growth in all deposit categories except time deposits and brokered deposits. The increases in average total demand and savings accounts were driven by strong customer liquidity.

•Provision for Credit Losses - The provision for credit losses was a negative $0.6 million and a negative $9.6 million for the three and nine months ended September 30, 2021, respectively, reflecting decreases of $7.7 million and $80.3 million, respectively, from the same periods of 2020. As of September 30, 2021, improved economic forecasts and other factors compared to those as of both June 30, 2021 and December 31, 2020, reduced the level of the ACL determined to be necessary at the end of the third quarter of 2021. The higher provision for credit losses for the three and nine months ended September 30, 2020 were primarily driven by the assessment of the estimated impacts of COVID-19, as reflected in economic forecasts, on the level of expected credit losses.

•Asset Quality - Non-performing assets increased $0.8 million, or 0.5%, as of September 30, 2021 compared to December 31, 2020, and were 0.58% of total assets as of those dates. Annualized net charge-offs to average loans outstanding were (0.05)% for the three months ended September 30, 2021 unchanged from the same period in 2020. For the nine months ended September 30, 2021 and 2020, annualized net charge-offs to average loans outstanding were 0.08% and 0.10%, respectively.

•Balance Sheet Restructuring - During the first quarter of 2021, the Corporation completed a balance sheet restructuring that included a $34.0 million gain on sale of Visa Shares, offset by other securities losses of $400,000, debt extinguishment costs of $32.6 million and a write-off of $841,000 recognized in net interest income in connection with the cash tender offer for certain of its outstanding senior and subordinated notes and the prepayment of certain term FHLB advances. See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for further details on the tender for certain outstanding senior and subordinated notes.

•Non-interest Income - For the three months ended September 30, 2021, non-interest income, excluding net investment securities gains, decreased $0.7 million, or 1.1%, as compared to the same period in 2020. The decrease in the 2021 period was primarily the result of mortgage banking income, which decreased $7.3 million, driven by a reductions in both the volume of mortgage loans sold and the gain-on-sale spreads of mortgages sold. Partially offsetting this decrease were wealth management fees, which increased $3.6 million, or 24.0%, resulting from an increase in client asset levels and overall market performance, and higher consumer banking revenues.

For the nine months ended September 30, 2021, non-interest income, excluding net investment securities gains, increased $5.6 million, or 3.3%, as compared to the same period in 2020. The increase in the 2021 period was primarily the result of wealth management fees, which increased $10.1 million, or 23.3%, resulting from an increase in client asset levels and overall market performance and consumer banking revenues, partially offset by lower commercial banking income, decreases in mortgage banking income and capital markets income, consisting primarily of fees earned on commercial loan interest rate swaps.

•Non-interest Expense - Non-interest expense increased $5.5 million, or 3.9%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase during the quarter was largely driven by higher salaries and employee benefits, state taxes and data processing and software costs, partially offset by lower occupancy costs, equipment costs and professional fees.

Non-interest expense increased $39.1 million, or 9.2%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was largely driven by debt extinguishment costs recorded in the first quarter of 2021, in connection with the balance sheet restructuring discussed above, compared to $2.9 million of debt extinguishment costs recognized in the nine months ended September 30, 2020. Higher data processing and software, state taxes and other outside services also contributed to the increase, partially offset by lower professional fees.

In 2020, the Corporation completed a strategic operating expense review, which resulted in a number of cost-saving initiatives that were expected to result in annual expense savings of $25 million, these expense reductions were fully realized on annualized basis by the end of the second quarter of 2021. The expense reductions occurred primarily within salaries and employee benefits and net occupancy expense categories. The Corporation has been reinvesting a portion of the cost savings to accelerate digital transformation initiatives.

•Income Taxes - Income tax expense for the three months ended September 30, 2021 was $14.3 million, a $4.7 million increase from $9.5 million for the same period in 2020. The Corporation’s ETR was 15.9% for the three months ended September 30, 2021, compared to 13.4% in the same period of 2020. Income tax expense for the nine months ended September 30, 2021 was $40.2 million, a $21.3 million increase from $18.8 million for the same period in 2020. The Corporation’s ETR was 15.8% for the nine months ended September 30, 2021, compared to 12.9% in the same period of 2020. The increase in income tax expense primarily resulted from an increase in income before taxes, while net favorable permanent differences were relatively the same compared to the same periods of 2020. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(dollars in thousands)
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$73,021	$61,611	$205,896	$127,213
Plus: Intangible amortization, net of tax	118	103	349	312
Numerator	$73,139	$61,714	$206,245	$127,525

Average common shareholders' equity	$2,722,833	$2,374,091	$2,676,762	$2,340,204
Less: Average goodwill and intangible assets	(536,772)	(534,971)	(536,615)	(535,103)
Less: Average preferred stock	(192,878)	—	(192,878)	—
Denominator	$1,993,183	$1,839,120	$1,947,269	$1,805,101

Return on average common shareholders' equity (tangible), annualized	14.56%	13.35%	21.36%	9.44%

Efficiency ratio
Non-interest expense	$144,596	$139,145	$463,811	$424,705
Less: Debt extinguishment cost	—	—	(32,575)	(2,878)
Less: Amortization of tax credit investments	(1,546)	(1,694)	(4,640)	(4,594)
Less: Intangible amortization	(150)	(132)	(443)	(397)
Numerator	$142,900	$136,519	$426,153	$416,036

Net interest income	$171,270	$154,116	$498,118	$467,616
Tax equivalent adjustment (1)	3,114	2,990	9,111	9,315
Plus: Total non-interest income	62,577	63,249	209,864	173,813
Less: Investment securities gains, net	—	(2)	(33,511)	(3,053)
Denominator	$236,961	$220,353	$683,582	$647,691

Efficiency ratio	60.3%	62.0%	62.3%	64.2%

(1)    Calculated using a 21% federal tax rate and statutory interest expense disallowances. See also the “Net Interest Income” section of Management’s Discussion and Analysis.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Net Interest Income

FTE net interest income increased $17.3 million, to $174.4 million, for the three months ended September 30, 2021, from $157.1 million in the same period in 2020. The NIM increased 12 bp, to 2.82%, compared to 2.70% for the same period in 2020. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Three months ended September 30
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans (1)	$18,414,153	$163,343	3.53%	$18,880,519	$160,344	3.38%
Taxable investment securities (2)	2,785,828	13,757	1.80	2,011,893	13,150	2.61
Tax-exempt investment securities (2)	1,035,685	7,906	3.05	861,764	6,899	3.19
Total investment securities	3,821,513	21,663	2.27	2,873,657	20,049	2.79
Loans held for sale	36,427	299	3.28	79,999	728	3.64
Other interest-earning assets	2,301,326	1,888	0.18	1,387,327	1,028	0.30
Total interest-earning assets	24,573,419	187,193	3.03	23,221,502	182,149	3.13
Noninterest-earning assets:
Cash and due from banks	200,315			138,567
Premises and equipment	228,861			239,183
Other assets	1,695,767			1,835,190
Less: ACL - loans (3)	(257,486)			(264,934)
Total Assets	$26,440,876			$25,169,508
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$6,168,908	$814	0.05%	$5,591,548	$1,913	0.14%
Savings deposits	6,392,537	1,054	0.07	5,716,050	2,347	0.16
Brokered deposits	270,168	229	0.34	314,721	440	0.56
Time deposits	1,852,223	4,428	0.95	2,495,445	9,931	1.58
Total interest-bearing deposits	14,683,836	6,525	0.18	14,117,764	14,631	0.41
Short-term borrowings	494,811	131	0.11	613,127	370	0.24
Long-term borrowings	627,300	6,153	3.92	1,295,515	10,042	3.10
Total interest-bearing liabilities	15,805,947	12,809	0.32	16,026,406	25,043	0.62
Noninterest-bearing liabilities:
Demand deposits	7,439,644			6,270,683
Other liabilities	472,452			498,328
Total Liabilities	23,718,043			22,795,417
Total Deposits/Cost of deposits	22,123,480		0.12	20,388,447		0.29
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	23,245,591		0.22	22,297,089		0.45
Shareholders’ equity	2,722,833			2,374,091
Total Liabilities and Shareholders’ Equity	$26,440,876			$25,169,508
Net interest income/FTE NIM		174,384	2.82%		157,106	2.70%
Tax equivalent adjustment		(3,114)			(2,990)
Net interest income		$171,270			$154,116
(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for Net Loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the three months ended September 30, 2021 in comparison to the same period in 2020:

	2021 vs. 2020 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net Loans (1)	$(4,033)	$7,032	$2,999
Taxable investment securities	4,883	(4,276)	607
Tax-exempt investment securities	1,327	(320)	1,007
Loans held for sale	(363)	(66)	(429)
Other interest-earning assets	1,057	(197)	860
Total interest income	$2,871	$2,173	$5,044
Interest expense on:
Demand deposits	$199	$(1,298)	$(1,099)
Savings deposits	226	(1,519)	(1,293)
Brokered deposits	(56)	(155)	(211)
Time deposits	(2,161)	(3,342)	(5,503)
Short-term borrowings	(63)	(176)	(239)
Long-term borrowings	(6,111)	2,222	(3,889)
Total interest expense	$(7,966)	$(4,268)	$(12,234)
(1)Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The general level of interest rates has remained at or near historic lows since March 2020 as a result of the FOMC reducing the Fed Funds Rate to near zero and taking other monetary policy actions in response to COVID-19. As summarized in the preceding table, the $5.0 million increase in FTE interest income was due to $1.4 billion, or 5.8%, increase in average interest-earning assets, primarily investment securities and other interest-earned assets, which contributed $2.9 million to FTE interest income, and a 15 bp increase in yield on net loans, which was partially offset by a decrease in yield of 81 bp on taxable investments securities, which contributed $2.2 million to FTE interest income. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As a result, the impact of changes in index rates, primarily the prime rate and LIBOR, on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $12.2 million primarily due to the 30 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits each decreased 9 bp which contributed $1.3 million and $1.5 million to the decrease in interest expense, respectively. The cost of average time deposits decreased 63 bp and the average balance of time deposits decreased $643.2 million, which contributed $3.3 million and $2.2 million to the decrease in interest expense, respectively. In addition, the $668.2 million decrease in average long-term borrowings resulted in a $6.1 million decrease in interest expense, partially offset by the 82 bp increase in the average rate on long-term borrowings, which contributed $2.2 million of additional interest expense. As discussed in the "Overview" section of Management's Discussion, the Corporation completed a balance sheet restructuring in March of 2021, which included the prepayment of $536.0 million of FHLB advances and the cash tender offer for $75.0 million and $60.0 million of subordinated debt and senior notes, respectively.

In 2014, the Financial Stability Oversight Council and Financial Stability Board raised concerns about the reliability and robustness of LIBOR and called for the development of alternative interest rate benchmarks. The ARRC, through authority from the Federal Reserve, have selected SOFR as the alternative rate and developed a transition plan from LIBOR. As a result, the Corporation is reaching out to certain borrowers to refinance or modify their loans to avoid any uncertainty around the LIBOR transition. Effective October 1, 2021, the Corporation ceased originating new LIBOR-based loans. Additionally, the Corporation has begun to issue SOFR based loans.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2021		2020		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,134,177	3.11%	$6,986,528	3.27%	$147,649	2.1%
Commercial and industrial (1)	4,729,385	2.79	5,983,872	2.53	(1,254,487)	(21.0)
Real estate – residential mortgage	3,642,822	3.39	2,975,516	3.73	667,306	22.4
Real estate – home equity	1,128,076	3.68	1,237,602	3.87	(109,526)	(8.8)
Real estate – construction	1,085,846	3.13	981,589	3.84	104,257	10.6
Consumer	452,844	4.00	464,851	4.07	(12,007)	(2.6)
Equipment lease financing	247,776	3.88	279,217	3.96	(31,441)	(11.3)
Other (2)	(6,773)	—	(28,656)	—	21,883	(76.4)
Total loans	$18,414,153	3.53%	$18,880,519	3.38%	$(466,366)	(2.5)%
(1) Includes average PPP loans of $0.9 billion and $2.0 billion for the three months ended September 30, 2021and 2020, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans decreased $466.4 million, or 2.5%, compared to the same period of 2020. The decrease was driven largely by the net reduction in PPP loans due to the repayment of these loans upon forgiveness by the SBA, partially offset by increases in the residential mortgage, commercial mortgage and construction portfolios.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,439,644	—%	$6,270,683	—%	$1,168,961	18.6%
Interest-bearing demand	6,168,908	0.05	5,591,548	0.14	577,360	10.3
Savings	6,392,537	0.07	5,716,050	0.16	676,487	11.8
Total demand and savings	20,001,089	0.04	17,578,281	0.10	2,422,808	13.8
Brokered deposits	270,168	0.34	314,721	0.56	(44,553)	(14.2)
Time deposits	1,852,223	0.95	2,495,445	1.58	(643,222)	(25.8)
Total deposits	$22,123,480	0.12%	$20,388,447	0.29%	$1,735,033	8.5%
The average cost of total deposits decreased 17 bp, to 0.12%, for the third quarter of 2021, compared to 0.29% for the same period of 2020, mainly as a result of reductions in deposit rates, due to the continued low interest rate environment, and growth in noninterest-bearing demand deposits. This decrease in the average cost of deposits contributed $8.1 million to the reduction of interest expense. Average total deposits increased $1.7 billion, or 8.5%, primarily driven by increases in noninterest-bearing demand deposits, interest-bearing demand and saving accounts, partially offset by a $643.2 million, or 25.8%, decrease in time deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2021		2020		in Balance
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$494,811	0.11%	$613,127	0.24%	$(118,316)	(19.3)%
Total short-term borrowings	494,811	0.11	613,127	0.24	(118,316)	(19.3)
Long-term borrowings:
FHLB advances	—	—	535,992	1.81	(535,992)	N/M
Other long-term debt	627,300	3.92	759,523	4.00	(132,223)	(17.4)
Total long-term borrowings	627,300	3.92	1,295,515	3.10	(668,215)	(51.6)
Total borrowings	$1,122,111	2.24%	$1,908,642	2.18%	$(786,531)	(41.2)%

(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB advances and other borrowings with original terms of less than one year.

Average total short-term borrowings decreased $118.3 million, or 19.3%, in the third quarter of 2021, compared to the same period of 2020, primarily as a result of excess funding provided by higher deposit balances.

Average total long-term borrowings decreased $668.2 million, or 51.6%, in the third quarter of 2021, compared to the same period of 2020, primarily as a result of the balance sheet restructuring completed in March of 2021, which included the prepayment of $536.0 million of long-term FHLB advances and the cash tender offer for $75.0 million and $60.0 million of the Corporation's outstanding subordinated and senior notes, respectively. This reduction in long-term borrowings contributed $6.1 million to the reduction of interest expense, partially offset by an 82 bp increase in the rate on average long-term borrowings during the third quarter of 2021 compared to the same period a year ago.

Provision for Credit Losses

The provision for credit losses was a negative $0.6 million for the third quarter of 2021, a decrease of $7.7 million from the same period of 2020. Several factors as of the end of the third quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic conditions, reduced the level of the ACL determined to be necessary at the end of the third quarter of 2021, resulting in the negative provision for credit losses for the third quarter of 2021. The $7.1 million provision expense for credit losses in the third quarter of 2020 was the result of several factors, most notably, the overall uncertainty in economic conditions due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$6,979	$6,237	$742	11.9%
Cash management	5,285	4,742	543	11.5
Capital markets	2,063	4,696	(2,633)	(56.1)
Other commercial banking	2,411	2,636	(225)	(8.5)
Total commercial banking	16,738	18,311	(1,573)	(8.6)
Consumer banking:
Card	5,941	5,002	939	18.8
Overdraft	3,474	3,015	459	15.2
Other consumer banking	2,386	2,406	(20)	(0.8)
Total consumer banking	11,801	10,423	1,378	13.2
Wealth management fees	18,532	14,943	3,589	24.0
Mortgage banking:
Gains on sales of mortgage loans	5,944	19,480	(13,536)	(69.5)
Mortgage servicing income	3,591	(2,679)	6,270	N/M
Total mortgage banking	9,535	16,801	(7,266)	(43.2)
Other	5,971	2,769	3,202	115.6
Non-interest income before investment securities gains	62,577	63,247	(670)	(1.1)
Investment securities gains, net	—	2	(2)	(100.0)
Total Non-Interest Income	$62,577	$63,249	$(672)	(1.1)%

Non-interest income, before net investment securities gains, decreased $0.7 million, or 1.1%, in the third quarter of 2021 as compared to the same period in 2020.

Total commercial banking decreased $1.6 million, or 8.6%, compared to the same period in 2020, driven by a decrease in capital markets revenue, which consists primarily of fees earned on commercial loan interest rate swaps.

Total consumer banking income increased $1.4 million, or 13.2%, compared to the same period in 2020, primarily driven by an increase in card income.

Wealth management revenues increased $3.6 million, or 24.0%, primarily resulting from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Mortgage banking income decreased $7.3 million, or 43.2%, as a result of decreased gains on sales of mortgage loans, driven by lower mortgage sales and lower gain-on-sale spreads on loans sold. This was slightly offset by an increase in mortgage servicing income, which was positively impacted by a $3.5 million decrease to the valuation allowance for MSRs in the third quarter of 2021 compared to a $1.5 million addition to the valuation allowance during the same period last year.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Salaries and employee benefits	$82,679	$79,227	$3,452	4.4%
Data processing and software	14,335	12,285	2,050	16.7
Net occupancy	12,957	13,221	(264)	(2.0)
Other outside services	7,889	7,617	272	3.6
State taxes	4,994	2,692	2,302	85.5
Equipment	3,416	3,711	(295)	(7.9)
FDIC insurance	2,727	1,578	1,149	72.8
Professional fees	2,271	2,879	(608)	(21.1)
Amortization of TCI	1,546	1,694	(148)	(8.7)
Marketing	1,448	1,147	301	26.2
Intangible amortization	150	132	18	13.6
Other	10,184	12,962	(2,778)	(21.4)
Total non-interest expense	$144,596	$139,145	$5,451	3.9%

Salaries and employee benefits increased $3.5 million, or 4.4%, primarily the result of increases in health care expenses and higher incentive compensation accruals due to higher earnings in 2021.

Data processing and software increased $2.1 million, or 16.7%, reflecting costs related to technology initiatives.

State taxes increased $2.3 million, or 85.5%, primarily as a result of an increase in the accrual for Pennsylvania shares tax expense resulting from increased capital levels.

Professional fees decreased $608,000, or 21.1%, primarily due to a decrease in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

Income Taxes

Income tax expense for the three months ended September 30, 2021 was $14.3 million, a $4.7 million increase from $9.5 million for the same period in 2020. The Corporation’s ETR was 15.9% for the three months ended September 30, 2021, compared to 13.4% in the same period of 2020. The increase in income tax expense and the ETR primarily resulted from an increase in income before taxes, while net favorable permanent differences were relatively the same compared to the same period of 2020.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Net Interest Income

FTE net interest income increased $30.3 million to $507.2 million for the nine months ended September 30, 2021, up from $476.9 million in the same period in 2020. The NIM decreased 12 bp, or 4.2% to 2.78%, compared to 2.90% for the same period in 2020. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. The discussion following this table is based on these FTE amounts.

	Nine months ended September 30
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net Loans(1)	$18,765,024	$485,330	3.46%	$18,027,253	$498,455	3.69%
Taxable investment securities (2)	2,619,411	41,345	1.93	2,165,180	44,615	2.75
Tax-exempt investment securities (2)	969,946	22,557	3.10	804,484	19,596	3.24
Total investment securities	3,589,357	63,902	2.37	2,969,664	64,211	2.88
Loans held for sale	40,551	969	3.19	54,355	1,557	3.82
Other interest-earning assets	1,986,161	4,599	0.18	936,819	4,325	0.62
Total interest-earning assets	24,381,093	554,799	3.04	21,988,091	568,548	3.45
Noninterest-earning assets:
Cash and due from banks	150,435			143,496
Premises and equipment	229,513			239,739
Other assets	1,689,094			1,729,351
Less: ACL - loans(3)	(268,412)			(242,300)
Total Assets	$26,181,723			$23,858,377
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,994,878	$2,905	0.06%	$5,116,696	$9,933	0.26%
Savings and money market deposits	6,271,019	3,944	0.08	5,431,071	12,788	0.31
Brokered deposits	297,250	876	0.39	300,795	1,935	0.86
Time deposits	2,001,043	16,383	1.09	2,626,802	33,533	1.71
Total interest-bearing deposits	14,564,190	24,108	0.22	13,475,364	58,189	0.58
Short-term borrowings	526,259	456	0.12	873,694	4,960	0.76
Long-term borrowings	839,396	23,006	3.66	1,240,253	28,468	3.06
Total interest-bearing liabilities	15,929,845	47,570	0.40	15,589,311	91,617	0.78
Noninterest-bearing liabilities:
Demand deposits	7,108,199			5,458,807
Other liabilities	466,917			470,055
Total Liabilities	23,504,961			21,518,173
Total Deposits/Cost of deposits	21,672,389		0.15	18,934,171		0.41
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	23,038,044		0.28	21,048,118		0.58
Shareholders’ equity	2,676,762			2,340,204
Total Liabilities and Shareholders’ Equity	$26,181,723			$23,858,377
Net interest income/FTE NIM		507,229	2.78%		476,931	2.90%
Tax equivalent adjustment		(9,111)			(9,315)
Net interest income		$498,118			$467,616

(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for "Net Loans" and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the nine months ended September 30, 2021 in comparison to the same period in 2020:

	2021 vs. 2020 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE interest income on:
Net Loans (1)	$19,381	$(32,506)	$(13,125)
Taxable investment securities	9,618	(12,888)	(3,270)
Tax-exempt investment securities	3,839	(878)	2,961
Loans held for sale	(356)	(232)	(588)
Other interest-earning assets	3,942	(3,668)	274
Total interest income	$36,424	$(50,172)	$(13,749)
Interest expense on:
Demand deposits	$1,510	$(8,538)	$(7,028)
Savings deposits	1,698	(10,542)	(8,844)
Brokered deposits	(22)	(1,037)	(1,059)
Time deposits	(6,800)	(10,350)	(17,150)
Short-term borrowings	(1,445)	(3,059)	(4,504)
Long-term borrowings	(10,328)	4,866	(5,462)
Total interest expense	$(15,387)	$(28,660)	$(44,047)
(1)Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

The general level of interest rates has remained at or near historic lows since March 2020 as a result of the FOMC reducing the Fed Funds Rate to near zero and taking other monetary policy actions in response to COVID-19. As summarized in the preceding table, the 41 bp decrease in the yield on average interest-earning assets drove a $50.2 million decrease in FTE interest income that was partially offset by the impact of a $2.4 billion, or 10.9%, increase in average interest-earning assets which contributed $36.4 million to FTE interest income. The yield on the loan portfolio decreased 23 bp, or 6.3%, from the same period of 2020, as variable and certain adjustable rate loans repriced to lower rates and yields on new loan originations generally were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. As a result, the impact of changes in index rates, primarily the prime rate and LIBOR, on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $44.0 million primarily due to the 38 bp decrease in the rate on average interest-bearing liabilities. The rates on average interest-bearing demand deposits and savings deposits decreased 20 bp and 23 bp, respectively, which contributed $8.5 million and $10.5 million to the decrease in interest expense, respectively. The cost of average time deposits decreased 62 bp and the average balance of time deposits decreased $625.8 million, which contributed $10.4 million and $6.8 million to the decrease in interest expense, respectively. In addition, the change in rates, along with the $347.4 million decrease in average short-term borrowings and the $400.9 million decrease in average long-term borrowings resulted in $4.5 million and $5.5 million decreases in interest expense, respectively. As discussed in the "Overview" section of Management's Discussion, the Corporation completed a balance sheet restructuring in March of 2021, which included the prepayment of $536.0 million of FHLB advances and the cash tender offer for $75.0 million and $60.0 million of subordinated debt and senior notes, respectively.

Average loans and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,146,951	3.14%	$6,870,148	3.64%	$276,803	4.0%
Commercial and industrial (1)	5,295,240	2.64	5,382,459	3.10	(87,219)	(1.6)
Real estate – residential mortgage	3,409,381	3.43	2,805,694	3.86	603,687	21.5
Real estate – home equity	1,147,444	3.71	1,269,525	4.17	(122,081)	(9.6)
Real estate – construction	1,065,125	3.09	950,845	3.83	114,280	12.0
Consumer	454,434	4.00	465,661	4.19	(11,227)	(2.4)
Equipment lease financing	256,741	3.92	282,800	3.91	(26,059)	(9.2)
Other (2)	(10,292)	—	121	—	(10,413)	N/M
Total loans	$18,765,024	3.46%	$18,027,253	3.69%	$737,771	4.1%
(1) Includes average PPP loans of $1.4 billion and $1.1 billion for the nine months ended September 30, 2021 and 2020, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $0.7 billion, or 4.1%, compared to the same period of 2020. The increase was driven largely by growth in the commercial and residential mortgage portfolios and the construction portfolio. Excluding loans originated under the PPP, commercial and industrial loan balances declined. The increases were partially offset by decreases in the home equity, commercial and industrial, equipment lease financing and consumer portfolios as well as other loans.

Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,108,199	—%	$5,458,807	—%	$1,649,392	30.2%
Interest-bearing demand	5,994,878	0.06	5,116,696	0.26	878,182	17.2
Savings	6,271,019	0.08	5,431,071	0.31	839,948	15.5
Total demand and savings	19,374,096	0.05	16,006,574	0.19	3,367,522	21.0
Brokered deposits	297,250	0.39	300,795	0.86	(3,545)	(1.2)
Time deposits	2,001,043	1.09	2,626,802	1.71	(625,759)	(23.8)
Total deposits	$21,672,389	0.15%	$18,934,171	0.41%	$2,738,218	14.5%

The average cost of total deposits decreased 26 bp to 0.15% for the first nine months of 2021 compared to 0.41% for the same period of 2020, mainly as a result of reductions in deposit rates due to the continued low interest rate environment, and growth in noninterest-bearing demand deposits. This decrease in the average cost of deposits contributed $34.1 million to the reduction of interest expense. Average total deposits increased $2.7 billion, or 14.5%, primarily driven by increases in noninterest-bearing demand deposits, interest-bearing demand and saving accounts, partially offset by a $625.8 million, or 23.8%, decrease in time deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$526,259	0.12%	$529,667	0.33%	$(3,408)	(0.6)%
Federal funds purchased	—	—	86,715	0.82	(86,715)	N/M
FHLB advances and other borrowings(2)	—	—	257,312	1.61	(257,312)	N/M
Total short-term borrowings	526,259	0.12	873,694	0.76	(347,435)	(39.8)
Long-term borrowings:
FHLB advances	169,366	1.80	564,855	1.88	(395,489)	(70.0)
Other long-term debt	670,030	4.12	675,398	4.05	(5,368)	(0.8)
Total long-term borrowings	839,396	3.66	1,240,253	3.06	(400,857)	(32.3)
Total borrowings	$1,365,655	2.29%	$2,113,947	2.11%	$(748,292)	(35.4)%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings decreased $347.4 million, or 39.8%, during the first nine months of 2021, compared to the same period of 2020 primarily as a result of excess funding provided by growth in deposit balances.

Average total long-term borrowings decreased $400.9 million, or 32.3%, in the first nine months of 2021, compared to the same period of 2020 primarily as a result of the balance sheet restructuring competed in March of 2021, which included the prepayment of $536.0 million of long-term FHLB advances and the cash tender offer for $75.0 million and $60.0 million of the Corporation's outstanding subordinated and senior notes, respectively. This reduction in long-term borrowings contributed $10.3 million to the reduction of interest expense, partially offset by the impact of a 60 bp increase in the rate on average long-term borrowings during the first nine months of 2021.

Provision for Credit Losses

The provision for credit losses was a negative $9.6 million for the first nine months of 2021, a decrease of $80.3 million from the same period of 2020. Several factors as of September 30, 2021 in comparison to the end of the fourth quarter of 2020, including improved economic conditions, reduced the level of the ACL determined to be necessary at September 30, 2021. The $70.7 million provision for credit losses during the nine months ended September 30, 2020 was the result of several factors, most notably, the overall uncertainty in economic conditions due to COVID-19.

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$19,533	$17,187	$2,346	13.6%
Cash management	15,547	13,987	1,560	11.2
Capital markets	6,399	14,775	(8,376)	(56.7)
Other commercial banking	8,730	7,528	1,202	16.0
Total commercial banking	50,209	53,477	(3,268)	(6.1)
Consumer banking:
Card	17,552	14,653	2,899	19.8
Overdraft	8,948	9,180	(232)	(2.5)
Other consumer banking	6,915	6,967	(52)	(0.7)
Total consumer banking	33,415	30,800	2,615	8.5
Wealth management fees	53,513	43,405	10,108	23.3
Mortgage banking:
Gains on sales of mortgage loans	20,038	42,208	(22,170)	(52.5)
Mortgage servicing income	6,295	(9,209)	15,504	(168.4)
Total mortgage banking	26,333	32,999	(6,666)	(20.2)
Other	12,883	10,080	2,803	27.8
Non-interest income before investment securities gains, net	176,353	170,761	5,592	3.3
Investment securities gains, net	33,511	3,053	30,458	N/M
Total Non-Interest Income	$209,864	$173,814	$36,050	20.7%

Non-interest income, before net investment securities gains, increased $5.6 million, or 3.3%, during the nine months ended September 30, 2021 as compared to the same period in 2020.

Commercial banking decreased $3.3 million, or 6.1%, compared to the same period in 2020, driven by a decrease in capital markets revenue, which consists primarily of fees earned on commercial loan interest rate swaps, partially offset by increases in merchant and card, cash management and other commercial banking.

Consumer banking increased $2.6 million, or 8.5%, compared to the same period in 2020, primarily driven by an increase in card income.

Wealth management revenues increased $10.1 million, or 23.3%, primarily resulting from growth in brokerage income due to an increase in client asset levels and improved overall market performance.

Mortgage banking income decreased $6.7 million, or 20.2%, driven by a decrease in gains on sales of mortgage loans, partially offset by an increase in mortgage servicing income. The increase in mortgage servicing income was driven by a $7.4 million decrease to the valuation allowance for MSRs compared to a $9.2 million increase to the valuation allowance for the same period in 2020. The decrease in gains on sales of mortgage loans reflected decreases in both the volume of loans sold and lower spreads realized on mortgages sold.

Investment securities gains, net, were $33.5 million in the nine months ended September 30, 2021 as a result of a $34.0 million gain on the sale of the Visa Shares that was part of the balance sheet restructuring as discussed in the "Overview" section of Management's Discussion.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Salaries and employee benefits	$243,632	$240,467	$3,165	1.3%
Data processing and software	41,828	36,123	5,705	15.8
Net occupancy	39,433	39,851	(418)	(1.0)
Other outside services	24,557	23,098	1,459	6.3
State taxes	13,883	8,583	5,300	61.7
Equipment	10,268	10,322	(54)	(0.5)
Professional fees	7,701	10,412	(2,711)	(26.0)
FDIC insurance	7,633	6,519	1,114	17.1
Amortization of TCI	4,640	4,594	46	1.0
Marketing	3,798	4,029	(231)	(5.7)
Intangible amortization	443	397	46	11.6
Debt extinguishment	32,575	2,878	29,697	N/M
Other	33,420	37,432	(4,012)	(10.7)
Total non-interest expense	$463,811	$424,705	$39,106	9.2%

Salaries and employee benefits increased $3.2 million, or 1.3%, due primarily to increased health care expenses and higher incentive compensation accruals as a result of higher earnings in 2021.

Data processing and software increased $5.7 million, or 15.8%, reflecting costs related to technology initiatives.

State taxes increased $5.3 million, or 61.7%, primarily as a result of an increase in the accrual for Pennsylvania shares tax expense resulting from increased capital levels.

Professional fees decreased $2.7 million, or 26.0%, primarily due to a decrease in legal fees. The Corporation incurs fees related to various legal matters in the normal course of business. These fees can fluctuate based on timing and the extent of these matters.

Debt extinguishment costs increased $29.7 million as a result of $20.9 million in prepayment penalties incurred upon the prepayment of long-term FHLB advances and $11.3 million of expenses associated with the cash tender offer to purchase subordinated and senior notes as part of the balance sheet restructuring discussed in the "Overview" section of Management's Discussion.

Income Taxes

Income tax expense for the nine months ended September 30, 2021 was $40.2 million, a $21.3 million increase from $18.8 million for the same period in 2020. The Corporation’s ETR was 15.8% for the nine months ended September 30, 2021, as compared to 12.9% in the same period of 2020. The increase in income tax expense and the ETR primarily resulted from an increase in income before taxes, while net favorable permanent differences were relatively the same compared to the same period of 2020.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	September 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$2,471,009	$1,847,832	$623,177	33.7%
FRB and FHLB Stock	61,293	92,129	(30,836)	(33.5)
Loans held for sale	43,123	83,886	(40,763)	(48.6)
Investment securities	4,000,760	3,340,424	660,336	19.8
Net Loans	18,012,680	18,623,253	(610,573)	(3.3)
Premises and equipment	228,179	231,480	(3,301)	(1.4)
Goodwill and intangibles	536,697	536,659	38	—
Other assets	1,037,091	1,151,070	(113,979)	(9.9)
Total Assets	$26,390,832	$25,906,733	$484,099	1.9%
Liabilities and Shareholders’ Equity
Deposits	$22,074,041	$20,839,207	$1,234,834	5.9%
Short-term borrowings	468,967	630,066	(161,099)	(25.6)
Long-term borrowings	627,386	1,296,263	(668,877)	(51.6)
Other liabilities	520,620	524,369	(3,749)	(0.7)
Total Liabilities	23,691,014	23,289,905	401,109	1.7
Total Shareholders’ Equity	2,699,818	2,616,828	82,990	3.2
Total Liabilities and Shareholders’ Equity	$26,390,832	$25,906,733	$484,099	1.9%

Cash and Cash Equivalents

The $623.2 million, or 33.7%, increase in cash and cash equivalents mainly resulted from additional cash maintained at the FRB due to the Corporation's excess liquidity position.

FRB and FHLB Stock

The $30.8 million, or 33.5%, decrease in FRB and FHLB stock was the result of a decrease in FHLB stock required due to the prepayment of long-term FHLB advances, as mentioned in the "Overview" section of Management's Discussion, and a decrease in the usage of FHLB letters of credit.

Loans Held for Sale

Loans held for sale decreased $40.8 million, or 48.6%, primarily as the result of the Corporation's decision to hold a greater proportion of the residential mortgage loans it originated in the loan portfolio, rather than selling those loans in the secondary market.

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$153,210	$—	$153,210	N/M
U.S. Government sponsored agency securities	62,066	—	62,066	N/M
State and municipal securities	1,150,394	952,613	197,781	20.8%
Corporate debt securities	369,338	367,145	2,193	0.6
Collateralized mortgage obligations	252,035	503,766	(251,731)	(50.0)
Residential mortgage-backed securities	190,123	377,998	(187,875)	(49.7)
Commercial mortgage-backed securities	832,038	762,415	69,623	9.1
Auction rate securities	75,133	98,206	(23,073)	(23.5)
Total available for sale securities	$3,084,337	$3,062,143	$22,194	0.7%
Held to Maturity
Residential mortgage-backed securities	$410,189	$278,281	$131,908	47.4%
Commercial mortgage-backed securities	506,234	—	506,234	N/M
Total held to maturity securities	$916,423	$278,281	$638,142	N/M

Total Investment Securities	$4,000,760	$3,340,424	$660,336	19.8%

Total AFS securities increased $22.2 million, or 0.7%, primarily as the result of the net purchases of $153.2 million and $62.1 million of U.S. Government securities and U.S. Government sponsored agency securities, respectively, as well as net purchases of state and municipal securities of $197.8 million. The increase was partially offset by $376.2 million of residential and commercial mortgage backed securities transferred from the AFS classification to the HTM classification. In addition, the Corporation sold ARCs with an estimated fair value of $24.6 million during the first quarter of 2021.

Total HTM securities increased $638.1 million, primarily as a result of the above mentioned transfer of AFS securities as well as purchases of additional mortgage-backed securities.

Loans

The following table presents ending balances of Net Loans:

	September 30, 2021	December 31, 2020	2021 vs. 2020 Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,145,115	$7,105,092	$40,023	0.6%
Commercial and industrial (1)	4,454,059	5,670,828	(1,216,769)	(21.5)
Real estate – residential mortgage	3,719,684	3,141,915	577,769	18.4
Real estate – home equity	1,126,628	1,202,913	(76,285)	(6.3)
Real estate – construction	1,111,487	1,047,218	64,269	6.1
Consumer	458,595	466,772	(8,177)	(1.8)
Equipment lease financing and other	266,489	284,377	(17,888)	(6.3)
Overdrafts	5,471	4,806	665	13.8
Gross loans	18,287,528	18,923,921	(636,393)	(3.4)
Unearned income	(18,121)	(23,101)	4,980	(21.6)
Net Loans	$18,269,407	$18,900,820	$(631,413)	(3.3)%
(1) Includes PPP loans totaling $0.6 billion and $1.6 billion as of September 30, 2021 and December 31, 2020, respectively.

Net Loans decreased $631.4 million, or 3.3%, in comparison to December 31, 2020, primarily due the forgiveness of approximately $2.1 billion PPP loans during the first nine months of 2021. Growth in the commercial and residential mortgage portfolios and construction loans partially offset decreases in the commercial and industrial and other loan portfolios.

The increase in the residential mortgage portfolio was the result of continued growth in originations and the strategic decision by the Corporation to hold a greater proportion of the originations on its balance sheet. The decrease in the commercial and industrial loan portfolio was impacted by the net effect of the forgiveness of approximately $2.1 billion of PPP loans and the origination of approximately $754 million of new PPP loans during the first nine months of 2021.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. Approximately $8.3 billion, or 45.1%, of the loan portfolio was in commercial mortgage and construction loans as of September 30, 2021. The Corporation's internal policy limited its maximum total lending commitment to an individual borrowing relationship to $55 million as of September 30, 2021. In addition, the Corporation has established lower total lending limits for certain types of lending commitments, and lower total lending limits based on the Corporation's internal risk rating of an individual borrowing relationship at the time the lending commitment is approved.

The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	September 30, 2021(5)	December 31, 2020(5)
Real estate (1)	45.7%	43.1%
Health care	6.9	7.2
Agriculture	6.3	6.5
Manufacturing	5.2	5.0
Other services (3)	5.2	4.9
Construction (2)	4.1	4.7
Hospitality and food services	3.9	4.0
Retail	3.1	3.5
Educational services	2.8	3.0
Wholesale trade	2.8	2.7
Arts, entertainment and recreation	2.4	2.4
Professional, scientific and technical services	1.8	2.2
Public administration	1.5	1.7
Transportation and warehousing	1.4	1.4
Finance and Insurance	1.4	1.4
Other (4)	5.5	6.3
Total	100.0%	100.0%

(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Includes commercial loans to borrowers engaged in the construction industry.
(3)    Excludes public administration.
(4)    Includes the energy sector.
(5)    Excludes PPP loans.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2021:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Three months ended September 30, 2021
Balance at June 30, 2021	$33,340	$53,428	$1,016	$34,797	$9,279	$287	$15,717	$147,864
Additions	3,148	579	—	1,628	249	445	646	6,695
Payments	(6,404)	(5,859)	(57)	(442)	(685)	(23)	(22)	(13,492)
Charge-offs	(647)	(14)	—	(602)	(58)	(446)	(467)	(2,234)
Transfers to OREO	—	—	—	—	—	—	—	—
Balance at September 30, 2021	$29,437	$48,134	$959	$35,381	$8,785	$263	$15,874	$138,833

Nine months ended September 30, 2021
Balance at December 31, 2020	$31,993	$51,470	$1,395	$26,107	$9,588	$332	$16,312	$137,197
Additions	21,379	25,036	404	12,073	1,477	1,994	949	63,312
Payments	(17,953)	(19,090)	(801)	(1,509)	(1,524)	(64)	(108)	(41,049)
Charge-offs	(5,920)	(8,357)	(39)	(1,290)	(482)	(1,999)	(1,279)	(19,366)
Transfers to accrual status	—	—	—	—	(274)	—	—	(274)
Transfers to OREO	(62)	(925)	—	—	—	—	—	(987)
Balance at September 30, 2021	$29,437	$48,134	$959	$35,381	$8,785	$263	$15,874	$138,833

Non-accrual loans decreased approximately $9.0 million, or 6.1%, in comparison to June 30, 2021, primarily as a result of payments, and to a lesser extent, charge-offs, partially offset by additions to non-accrual loans during the period.

The following table summarizes non-performing assets as of the indicated dates:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Non-accrual loans	$138,833	$137,198
Loans 90 days or more past due and still accruing	11,389	9,929
Total non-performing loans	150,222	147,127
OREO (1)	1,896	4,178
Total non-performing assets	$152,118	$151,305
Non-performing loans to total loans	0.82%	0.78%
Non-performing assets to total assets	0.58%	0.58%
ACL - loans to non-performing loans	171%	189%
(1) Excludes $7.1 million and $8.1 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2021 and December 31, 2020, respectively

Non-performing loans increased $3.1 million, or 2.1%, in comparison to December 31, 2020. Non-performing loans as a percentage of total loans were 0.82% at September 30, 2021 in comparison to 0.78% at December 31, 2020. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents loans whose terms have been modified under TDRs, by type, as of the indicated dates:

	September 30, 2021	December 31, 2020
	(in thousands)
Real estate - commercial mortgage	$14,546	$28,451
Commercial and industrial	6,577	6,982
Real estate - residential mortgage	13,694	18,602
Real estate - home equity	12,704	14,391
Real estate - construction	153	—
Consumer	5	—
Total accruing TDRs	47,679	68,426
Non-accrual TDRs(1)	59,802	35,755
Total TDRs	$107,481	$104,181
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

Total internally risk-rated loans were $12.6 billion, of which $1.0 billion were criticized and classified, as of September 30, 2021, and $13.7 billion, of which $1.0 billion were criticized and classified, as of December 31, 2020. The following table presents internal risk ratings for commercial and industrial loans, real estate - commercial mortgages and real estate - construction loans to commercial borrowers with internal risk ratings of Special Mention (1) or Substandard or lower (2):

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2021	December 31, 2020	$	%	September 30, 2021	December 31, 2020	$	%	September 30, 2021	December 31, 2020
	(dollars in thousands)
Real estate - commercial mortgage	$494,476	$478,165	$16,311	3.4%	$220,396	$181,970	$38,426	21.1%	$714,872	$660,135
Commercial and industrial	161,075	154,039	7,036	4.6	147,227	128,175	19,052	14.9	308,302	282,214
Real estate - construction (3)	19,291	13,259	6,032	45.5	3,461	5,469	(2,008)	(36.7)	22,752	18,728
Total	$674,842	$645,463	$29,379	4.6%	$371,084	$315,614	$55,470	17.6%	$1,045,926	$961,077

% of total risk rated loans	5.4%	4.7%			3.0%	2.3%			8.3%	7.0%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

The increase in loans with internal risk ratings of substandard or lower that occurred during the nine months ended September 30, 2021 was attributed to risk rating downgrades due to COVID-19 related shutdowns and restrictions on operations, mostly impacting the hospitality and food services and arts, entertainment and recreation sectors.

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
ACL - loans	$256,727	$277,567
ACL - OBS credit exposure (1)	14,783	14,373
Total ACL	$271,510	$291,940

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL related to loans:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(dollars in thousands)
Average balance of Net Loans	$18,414,153	$18,880,519	$18,765,024	$18,027,253

Balance of ACL at beginning of period	$255,032	$256,537	$277,567	$163,622
Impact of adopting CECL on January 1, 2020	—	—	—	45,723
Loans charged off:
Real estate – commercial mortgage	(14)	(746)	(8,357)	(3,925)
Commercial and industrial	(647)	(2,969)	(5,920)	(17,348)
Real estate – residential mortgage	(602)	(198)	(1,290)	(620)
Real estate – home equity	(58)	(393)	(482)	(1,138)
Real estate – construction	—	—	(39)	(17)
Consumer	(446)	(701)	(1,999)	(2,788)
Equipment lease financing and other	(467)	(483)	(1,871)	(1,704)
Total loans charged off	(2,234)	(5,490)	(19,958)	(27,540)
Recoveries of loans previously charged off:
Real estate – commercial mortgage	564	100	1,467	439
Commercial and industrial	2,330	2,103	3,792	6,815
Real estate – residential mortgage	86	95	286	292
Real estate – home equity	78	44	187	305
Real estate – construction	697	4,873	1,335	4,943
Consumer	426	447	1,391	1,481
Equipment lease financing and other	358	185	670	385
Total recoveries	4,539	7,847	9,128	14,660
Net loans charged off/(recoveries)	2,305	2,357	(10,830)	(12,880)
Provision for credit losses (1)	(610)	7,931	(10,010)	70,360
Balance of ACL at end of period	$256,727	$266,825	$256,727	$266,825

Net charge-offs to average loans (annualized)	(0.05)%	(0.05)%	0.08%	0.10%

(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three and nine months ended September 30, 2021 was negative $0.6 million and negative $10.0 million, respectively, compared to a provision expense of $7.9 million and $70.4 million, respectively, recorded in the same periods of 2020. Several factors during the first nine months of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic conditions, reduced the level of the ACL determined to be necessary at the end of the third quarter of 2021. The higher provision during the first nine months of 2020 was largely driven by the overall downturn in economic conditions due to COVID-19, resulting in higher expected future credit losses under

CECL. The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

In addition, net loan charge offs in the three months ended September 30, 2021 decreased $0.1 million compared to the same period of 2020. For the nine months ended September 30, 2021, net loan charge offs decreased $2.1 million compared to the same period of 2020.

The following table summarizes the allocation of the ACL - loans:

	September 30, 2021		December 31, 2020
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$96,165	39.1%	$103,425	37.6%
Commercial and industrial	62,891	24.4	74,771	30.0
Real estate - residential mortgage	56,229	20.3	51,995	16.6
Consumer, home equity, equipment lease financing	29,021	10.1	31,770	10.3
Real estate - construction	12,421	6.1	15,608	5.5
Total ACL - loans	$256,727	100.0%	$277,567	100.0%
(1) Ending loan balances as a % of total loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits, by type:

	September 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,434,155	$6,531,002	$903,153	13.8%
Interest-bearing demand	6,187,096	5,818,564	368,532	6.3
Savings	6,401,619	5,929,792	471,827	8.0
Total demand and savings	20,022,870	18,279,358	1,743,512	9.5
Brokered deposits	262,617	335,185	(72,568)	(21.7)
Time deposits	1,788,554	2,224,664	(436,110)	(19.6)
Total deposits	$22,074,041	$20,839,207	$1,234,834	5.9%

Total demand and savings accounts increased $1.7 billion, or 9.5%, driven by increases in all demand and savings account categories, primarily as the result of strong customer liquidity. These increases were partially offset by decreases in brokered and time deposits.

The following table presents ending borrowings, by type:

	September 30, 2021	December 31, 2020	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$468,967	$630,066	$(161,099)	(25.6)%
Total short-term borrowings	468,967	630,066	(161,099)	(25.6)
Long-term borrowings:
FHLB advances	—	535,973	(535,973)	(100.0)
Other long-term borrowings	627,386	760,290	(132,904)	(17.5)
Total long-term borrowings	627,386	1,296,263	(668,877)	(51.6)
Total borrowings	$1,096,353	$1,926,329	$(829,976)	(43.1)%

(1) Includes repurchase agreements and short-term promissory notes.

Total short-term borrowings decreased $161.1 million, or 25.6%. The decrease in short-term borrowings was a result of higher balances of deposits, reducing the need for short-term borrowings. Total long-term borrowings decreased $668.9 million. As discussed in the "Overview" section of Management's Discussion, as part of a balance sheet restructuring, the Corporation prepaid $536.0 million of long-term FHLB advances and completed a cash tender offer for $75.0 million of 4.50% subordinated debt due in 2024 and $60.0 million of 3.60% senior notes due in 2022. Also, See Note 14, "Long-Term Debt," in the Notes to Consolidated Financial Statements for further details.

Shareholders' Equity

Total shareholders’ equity increased $83.0 million during the first nine months of 2021. The increase was due primarily to $213.6 million of net income, partially offset by $68.2 million of common stock cash dividends, a $39.5 million decrease in AOCI, mainly due to declines in fair values of AFS securities, $26.1 million of common stock repurchases and $7.7 million of preferred stock dividends.

In February 2021, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021. Under the repurchase program, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time. Approximately 1.7 million shares of common stock were purchased under this program during the nine months ended September 30, 2021.

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

As of September 30, 2021, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

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

As of September 30, 2021, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There were no other conditions or events since September 30, 2021 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	September 30, 2021	December 31, 2020	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Tier I Leverage Capital (to Average Assets)	8.4%	8.2%	4.0%	4.0%
Common Equity Tier I (to Risk-Weighted Assets)	10.1%	9.5%	4.5%	7.0%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.1%	10.5%	6.0%	8.5%
Total Risk-Based Capital (to Risk-Weighted Assets)	14.4%	14.4%	8.0%	10.5%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of September 30, 2021 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $199.6 million	28.4%
+300 bp	+ $149.4 million	21.3%
+200 bp	+ $98.8 million	14.1%
+100 bp	+ $47.9 million	6.8%

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. The Bank had $3.0 billion of outstanding commitments to the FHLB with an additional borrowing capacity of approximately $5.5 billion under these facilities as of September 30, 2021. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2021, the Corporation had aggregate federal funds lines of $2.1 billion, with no outstanding borrowings. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB Discount Window borrowings. As of September 30, 2021, the Corporation had $875.0 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first nine months of 2021 provided $322.2 million of cash, mainly due to net income of $213.6 million, and by the net impact of other operating activities. Cash provided by investing activities was $25.7 million, mainly due to net decreases in loans, partially offset by net increases in investments. Cash provided by financing activities was $275.3 million due to increases in demand and savings deposits, partially offset by the repayments of long-term borrowings and decreases in time deposits and short-term borrowings.

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

State and Municipal Securities

As of September 30, 2021, the Corporation owned securities issued by various states and municipalities with a total a fair value of $1.2 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2021, substantially all of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 69% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of September 30, 2021, the Corporation’s investments in ARCs had a cost basis of $76.4 million and an estimated fair value of $75.1 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of September 30, 2021, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At September 30, 2021, all of the Corporation's ARCs were current and making scheduled interest payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2021 to July 31, 2021	100,100	$15.30	100,100	$73,468,470
August 1, 2021 to August 31, 2021	292,346	15.27	292,346	69,003,382
September 1, 2021 to September 30, 2021	1,298,682	15.47	1,298,682	48,908,096

On February 9, 2021, the Corporation announced that its board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021. During three months ended September 30, 2021, 1.7 million shares were repurchased at a total cost of $26.1 million, or $15.43 per share. Up to an additional $48.9 million of the Corporation's common stock may be repurchased under this program through December 31,2021. During the period from October 1, 2021 through November 8, 2021, 200,430 additional shares were repurchased at a total cost of $3.2 million, or $15.76 per share. Under the repurchase program, repurchased shares are added to treasury stock, at cost.

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

4.3	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.2 of this report).

10.1	Fifth Amendment, effective January 1, 2022, to the Fulton Financial Corporation Deferred Compensation Plan - filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	November 8, 2021	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	November 8, 2021	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer