Form 10-K
period 2021-12-31
FULTON FINANCIAL CORP
filed 2022-02-28
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-39680
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.5 billion. The number of shares of the registrant’s Common Stock outstanding on February 18, 2022 was 160,522,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 17, 2022 are incorporated by reference in Part III.

Note: Some numbers contained in this Report may not sum due to rounding

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
APR	Annual percentage rate
ARC	Auction Rate Security
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
bp or bps	Basis Point(s)
BSA	Bank Secrecy Act of 1970, as amended
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Privacy Act
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
Charter Consolidation	The 2019 consolidation of two of the Corporation's wholly owned banking subsidiaries into Fulton Bank
Corporation, Company, we our, or us	Fulton Financial Corporation
COVID-19	Coronavirus
CPI	Consumer Price Index
CRA	Community Reinvestment Act
DIF	Federal Deposit Insurance Fund
Directors' Plan	Amended and Restated Directors’ Equity Participation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
DOL	U.S. Department of Labor
DTAs	Deferred Tax Assets
EAD	Exposure at Default
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
Employee Equity Plan	Amended and Restated Equity and Cash Incentive Compensation Plan
ESG	Environmental, social and governance
ESPP	Employee Stock Purchase Plan
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Fed Funds Rate	Target Federal Funds Rate

Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintechs	Financial technology companies
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FSOC	Financial Stability Oversight Council
FTE	Fully Taxable-Equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
GLBA	Gramm-Leach-Bliley Act
HTM	Held to Maturity
IDI	Insured depository institution
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
MSRs	Mortgage Servicing Rights
NDAA	National Defense Authorization Act
Net Loans	Loans and Lease Receivables, (net of unearned income)
N/M	Not meaningful
NMTC	New Market Tax Credits
Net Loans	Loans and lease receivables, (net of unearned income)
OBS	Off-Balance-Sheet
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent Company	Fulton Financial Corporation individually
Patriot Act	USA PATRIOT Act of 2001
PD	Probability of Default
PPP	Paycheck Protection Program
PSU	Performance-Based Restricted Stock Unit
QM	Qualified mortgage
RESPA	Real Estate Settlement Procedures Act
ROU	Right-of-Use
RSU	Restricted Stock Unit
RWA	Risk-weighted assets
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act of 2017
Tax Code	U.S. Internal Revenue Code of 1986, as amended
TCI	Tax Credit Investment
TDR	Troubled Debt Restructuring
TruPS	Trust Preferred Securities

TILA	Truth in Lending Act
Visa Shares	Visa, Inc. Class B restricted shares
Volcker Rule Regulators	FDIC, Federal Reserve Board, OCC, Commodity Futures Trading Commission and U.S. Securities and Exchange Commission

PART I

Item 1. Business

General

Fulton Financial Corporation was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, the Corporation became a financial holding company as defined in the GLBA, which gave the Corporation the ability to expand its financial services activities under its holding company structure. See "Competition" and "Supervision and Regulation." The Corporation directly owns 100% of the common stock of Fulton Bank and eight non-bank entities.

The Corporation's Internet address is www.fultonbank.com. Electronic copies of the Corporation's 2021 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations" at www.fultonbank.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on the Corporation's website as soon as reasonably practicable after they are electronically filed with the SEC.

Banking and Financial Services Subsidiary

The Corporation, through its banking subsidiary, Fulton Bank, delivers financial services within its five-state market area (Pennsylvania, Delaware, Maryland, New Jersey and Virginia) in a personalized, community-oriented style that emphasizes relationship banking.

The Corporation operates in areas that are home to a wide range of manufacturing, distribution, health care and other service companies. The Corporation is not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on the Corporation. However, a large portion of the Corporation's loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans. See Item 1A. "Risk Factors - Economic and Credit Risks - The Corporation's loan portfolio composition and competition for loans subject the Corporation to credit risk."

The Corporation offers a full range of consumer and commercial banking products and services in its market area. Consumer banking services include various checking account and savings deposit products, certificates of deposit and individual retirement accounts. The Corporation offers a variety of consumer lending products to customers in its market areas. Secured consumer loan products include home equity loans and lines of credit, which are underwritten based on loan-to-value limits specified in the Corporation's lending policy. The Corporation also offers a variety of fixed, variable and adjustable rate products, including construction loans and jumbo residential mortgage loans. Residential mortgages are offered through Fulton Mortgage Company, an operating division of Fulton Bank. Consumer loan products also include automobile loans, personal lines of credit and checking account overdraft protection.

Commercial banking services are provided primarily to small and medium sized businesses (generally with sales of less than $150 million) in the Corporation's market area. The Corporation's policies limit the maximum total lending commitment to a single borrower to $55.0 million as of December 31, 2021, an amount that is significantly below the Corporation's regulatory lending limit. In addition, the Corporation has established lower total lending limits based on the Corporation's internal risk rating of the borrower and for certain types of lending commitments. Commercial lending products include commercial real estate loans, commercial and industrial loans, construction loans and equipment lease financing loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or LIBOR, as well as interest rate swaps. See Item 1A. "Risk Factors - Market Risks - The replacement of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation." The Corporation's commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, equipment lease financing, letters of credit, cash management services and traditional deposit products are offered to commercial customers.

Wealth management services, which include investment management, trust, brokerage, insurance and investment advisory services, are offered to consumer and commercial customers in the Corporation's market area by Fulton Financial Advisors, a division of Fulton Bank.

The Corporation delivers products and services through traditional financial center banking, with a network of financial center offices. Electronic delivery channels include a network of automated teller machines and telephone, mobile and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at any time of the day. As of December 31, 2021, Fulton Bank had 205 financial centers, not including remote service facilities (mainly stand-alone automated teller machines), and its main office located in Lancaster, Pennsylvania. On October 1, 2020, the Corporation announced that Fulton Bank had approved a plan to close 21 financial center offices and consolidate the operations of those offices into nearby financial centers operated by the Fulton Bank. The closure and consolidation of those financial center offices was completed on January 8, 2021.

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

The Corporation also owns 100% of the common stock of three non-bank subsidiaries that are not consolidated for financial reporting purposes.

The following table provides information for these non-bank subsidiaries, incorporated in the state of Delaware, whose sole assets consist of junior subordinated deferrable interest debentures issued by the Corporation, as of December 31, 2021:

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

The industry is also highly competitive due to the various types of entities that now compete aggressively for customers that were traditionally served only by the banking industry. Under the current financial services regulatory framework, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing their expansion into non-banking financial services activities that had previously been restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. Moreover, the Corporation faces increased competition from certain non-bank entities, such as Fintechs and marketplace lenders that in many cases are not subject to the same regulatory compliance requirements as the Corporation. While the Corporation does not currently engage in many of the activities described above, entry into these businesses may enhance the Corporation's competitive position in the future.

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

The Corporation is a registered bank holding company that has elected to be treated as a financial holding company under the BHCA. The Corporation is regulated, supervised and examined by the Federal Reserve Board. Fulton Bank is a national banking association chartered under the laws of the United States and is primarily regulated by the OCC. In addition, the CFPB examines Fulton Bank for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services and for enforcing such laws with respect to Fulton Bank and its affiliates.

Federal statutes that apply to the Corporation and its subsidiaries include the GLBA, the BHCA, the Dodd-Frank Act, the Federal Reserve Act, the National Bank Act and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities of the Corporation, certain acquisition and merger restrictions, limitations on intercompany transactions (such as loans and dividends), cash reserve requirements, lending limitations, compliance with unfair, deceptive and abusive acts and practices prohibitions, limitations on investments, and capital adequacy requirements, among other things. Such laws and regulations are intended primarily for the protection of depositors, customers and the DIF, as well as to minimize risk to the banking system as a whole, and, as a result, these laws and regulations are not for the protection of the Corporation's shareholders or non-depository creditors.

The following discussion is general in nature and seeks to highlight some of the more significant regulatory requirements to which the Corporation is subject but does not purport to be complete or to describe all applicable laws and regulations.

Governmental and Regulatory Actions to Mitigate the Impact of the COVID-19 Pandemic - The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been several regulatory and legislative actions intended to help mitigate the adverse economic impact of COVID-19 on individuals, including several mandates from the federal bank regulatory agencies requiring financial institutions to work constructively with borrowers affected by COVID-19 and mandatory loan forbearances.

The bank regulatory agencies have indicated that adequate flexibility will be given to financial institutions who work with borrowers affected by COVID-19, and they have indicated that they will not criticize institutions who do so in a safe and sound manner. The federal bank regulatory agencies have also encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged financial institutions to continue to assist those borrowers impacted by COVID-19. On April 2, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers' ability to place consumers in short-term payment forbearance programs. This policy statement was followed by an interim final rule, on June 23, 2020, that was intended to make it easier for consumers to transition out of financial hardship caused by COVID-19. The rule provides that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. A final rule issued by the federal bank regulatory agencies on June 28, 2021, permits servicers to also offer certain COVID-19-related loan modification options based on the evaluation of an incomplete application. Federal and state moratoria on evictions and foreclosures that were implemented during 2020 in response to COVID-19 were extended late into 2021. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

The PPP, originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after that date. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. Although the PPP program ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either being forgiven by the SBA or having claims pursued under the SBA guaranty.

The Federal Reserve Board, in cooperation with the Department of the Treasury, has established a number of financing and liquidity programs to support the participation by banks in COVID-19-related relief programs. The Main Street Lending Program, which terminated on January 8, 2021, was implemented with the objective of keeping credit flowing to small and mid-sized businesses that were in sound financial condition before the coronavirus pandemic but needed financing to maintain operations. The Paycheck Protection Liquidity Facility, which was terminated on July 30, 2021, supplied liquidity to PPP participating financial institutions through term financing backed by PPP loans, and the Money Market Mutual Fund Liquidity Facility, which expired on March 31, 2021, was intended to assist money market funds in meeting demands for redemptions by households and other investors, enhancing overall market functioning and credit provision to the broader economy.

Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participated in the Federal Reserve Board liquidity facilities and/or government relief programs. The treatment of PPP loans as liquid assets, as provided by these rules, was effective until July 30, 2021.

BHCA - The Corporation is subject to regulation and examination by the Federal Reserve Board and is required to file periodic reports and to provide additional information that the Federal Reserve Board may require. The BHCA regulates activities of bank holding companies, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments and extensions of credit, among others. The BHCA permits the Federal Reserve Board, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies (and their non-banking affiliates) to correct or curtail unsafe or unsound banking practices. In addition, the Federal Reserve Board must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of, any bank for which it is not already the majority owner.

Source of Strength - Federal banking law requires bank holding companies such as the Corporation to act as a source of financial strength and to commit capital and other financial resources to each of their banking subsidiaries. This support may be required at times when the Corporation may not be able to provide such support without adversely affecting its ability to meet other obligations or when, absent such requirements, the Corporation might not otherwise choose to provide such support. If the Corporation is unable to provide such support, the Federal Reserve Board could instead require the divestiture of the Corporation's subsidiaries and impose operating restrictions pending the divestiture. If a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve Board's invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee, and the bank will be entitled to priority payment in respect of that commitment.

The Economic Growth Act - In May 2018, the Economic Growth Act became law. Among other things, the Economic Growth Act amended certain provisions of the Dodd-Frank Act to raise the total asset threshold for mandatory applicability of enhanced prudential standards for bank holding companies to $250 billion and to allow the Federal Reserve Board to apply enhanced prudential standards to bank holding companies with between $100 billion and $250 billion in total assets to address financial stability risks or safety and soundness concerns. The Economic Growth Act's increased threshold took effect immediately for bank holding companies with total assets of less than $100 billion, including the Corporation.

The Economic Growth Act also enacted other important changes, for which the banking agencies issued certain corresponding guidance documents and implementing regulations, including:

•Raising the total asset threshold for Dodd-Frank Act company-run stress tests from $10 billion to $250 billion;
•Prohibiting federal banking agencies from imposing higher capital requirements for High Volatility Commercial Real Estate exposures unless such exposures meet the statutory definition for high volatility acquisition, development or construction loans in the Economic Growth Act;
•Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000;
•Providing that reciprocal deposits are not treated as brokered deposits in the case of a "well capitalized" institution that received an "outstanding" or "good" rating on its most recent examination to the extent the amount of such deposits does not exceed the lesser of $5 billion or 20% of the bank's total liabilities; and
•Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

Given Fulton Bank's size, a number of additional benefits afforded to community banks under applicable asset thresholds are not available to Fulton Bank.

Consumer Financial Protection Laws and Enforcement - The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the ECOA, TILA, the Truth in Savings Act, Home Mortgage Disclosure Act, RESPA, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, the Corporation is subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those statutes and regulations referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services. Fair lending laws include ECOA and the Fair Housing Act, both of which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Failure to comply with these and similar statutes and regulations can result in the Corporation becoming subject to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

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

As an IDI with total assets of more than $10 billion, Fulton Bank is subject to the CFPB's supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. As a result, Fulton Bank operates in a stringent consumer compliance environment.

Ability-to-pay rules and qualified mortgages - Under CFPB rules that implement TILA, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Fulton Bank, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a QM is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a QM loan, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

In December 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict debt-to-income (DTI) threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the APR does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of "seasoned" QM loans for those that meet certain performance requirements. Specifically, that rule allows a non-QM loan or a "rebuttable presumption" QM loan to receive a safe harbor from APR liability at the end of a "seasoning" period of at least 36 months as a "seasoned QM" if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the "seasoning period." The mandatory compliance date under the first final rule was July 1, 2021, but was subsequently delayed by the CFPB to October 1, 2022. The second final rule will apply to covered transactions for which institutions receive an application after the compliance date for the first final rule

Integrated disclosures under the RESPA and the TILA - Under CFPB rules, mortgage lenders are required to provide a loan estimate, not later than the third business day after submission of a loan application, and a closing disclosure at least three days prior to the loan closing. The loan estimate must detail the terms of the loan, including, among other things, expenses, projected monthly mortgage payments and estimated closing costs. The closing disclosure must include, among other things, closing costs and a comparison of costs reported on the loan estimate to actual charges to be applied at closing.

Volcker Rule - Provisions of the Dodd-Frank Act, commonly known as the "Volcker Rule," prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds and other private funds that are, among other things, offered within specified exemptions to the Investment Company Act, known as "covered funds," subject to certain exemptions. In October 2019, the Volcker Rule Regulators finalized amendments, effective on January 1, 2020, but with a required compliance date of January 1, 2021, to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity's trading activities and clarifying and amending certain definitions, requirements and exemptions. In June 2020, the Volcker Rule Regulators issued a final rule that modified the Volcker Rule's prohibition on banking entities' investing in or sponsoring "covered funds." The final rule (1) streamlined the covered funds portion of the rule; (2) addressed the extraterritorial treatment of certain foreign funds; and (3) permitted banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address.

The Corporation's investing and trading activities have and will continue to depend on, among other things, further rulemaking and guidance that may be issued by the Volcker Rule Regulators and the development of market practices and standards.

Capital Requirements - The Corporation and Fulton Bank are subject to risk-based requirements and rules issued by the federal banking agencies (the "Basel III Rules") that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulation. Under the Basel III Rules, the Corporation and Fulton Bank apply the standardized approach in measuring their RWA and regulatory capital.

Under the Basel III Rules, the Corporation and Fulton Bank are subject to the following minimum capital ratios:

•A minimum CET1 capital ratio of 4.50% of RWA;
•A minimum Tier 1 capital ratio of 6.00% of RWA;
•A minimum Total capital ratio of 8.00% of RWA; and
•A minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4.00%.

The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum CET1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). If Fulton Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from Fulton Bank. If the Corporation does not receive sufficient cash dividends from Fulton Bank, it may not have sufficient funds to pay dividends on its capital stock, service its debt obligations or repurchase its common stock. In addition, the restrictions on payments of discretionary cash bonuses to executive officers may make it more difficult for the Corporation to retain key personnel. As of December 31, 2021, the Corporation and Fulton Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

The Basel III Rules also provide that the largest banking institutions must adhere to additional countercyclical buffer and supplementary leverage ratio requirements. The Corporation and Fulton Bank are not presently subject to these requirements.

The Basel III Rules provide for a number of required deductions from and adjustments to CET1. These deductions and adjustments include, for example, goodwill, other intangible assets, and DTAs that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. MSRs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations, such as the Corporation and Fulton Bank, that are not subject to the advanced approaches framework.

The Corporation and Fulton Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Basel III Rules to exclude the effects of certain components of AOCI included in shareholders' equity under GAAP in determining regulatory capital ratios.

Under the Basel III Rules, certain off-balance sheet commitments and obligations are converted into RWA, that together with on-balance sheet assets, are the base against which regulatory capital is measured. The Basel III Rules defined the risk-weighting categories for bank holding companies and banks that follow the standardized approach, such as the Corporation and Fulton Bank, based on a risk-sensitive analysis, depending on the nature of the exposure.

The Capital Simplifications Rules eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, the Corporation's repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

The Basel Committee published the last version of the Basel III accord in 2017, generally referred to as "Basel IV." Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not the Corporation or Fulton Bank. The impact of Basel IV on the Corporation and Fulton Bank will depend on the manner in which it is implemented by the federal banking agencies. As of December 31, 2021, the Corporation and Fulton Bank exceed all capital requirements necessary to be deemed “well-capitalized” for all regulatory purposes under the capital rules.

Stress Testing and Capital Planning - As a result of the Economic Growth Act and implementing regulations adopted by the Federal Reserve Board and OCC, the Corporation and Fulton Bank are no longer subject to company-run stress testing requirements under the Dodd-Frank Act. The Federal Reserve Board continues to supervise the Corporation's capital planning and risk management practices through its regular supervisory process.

CECL Transitional Provisions - In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the existing "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, the Corporation is required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In December 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revised the agencies' other rules to reflect the update to the accounting standards. The new CECL standard became effective for the Corporation on January 1, 2020. On August 26, 2020, the federal bank regulatory agencies issued a rule that allows institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. Taken together, these measures offer institutions a transition period of up to five years. The Corporation has elected to avail itself of the transition relief permitted under applicable regulations.

Prompt Corrective Action - The FDICIA established a system of prompt corrective action to attempt to resolve the problems of undercapitalized institutions. The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An IDI is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2021, Fulton Bank's capital ratios were above the minimum levels required to be considered "well capitalized" by the OCC.

Under this system, the federal banking agencies are required to take certain, and authorized to take other, prompt corrective actions against undercapitalized institutions, the severity of which increase as the capital category of an institution declines, including restrictions on growth of assets and other forms of expansion. Generally, a capital restoration plan must be filed with the institution's primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, the bank holding company must guarantee any such capital restoration plan in certain circumstances. The liability of the bank holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply. The bank holding company might also be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of the bank holding company, such guarantee would take priority over the bank holding company's general unsecured creditors.

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

Brokered Deposits - The FDICIA and FDIC regulations limit the ability of an IDI, such as Fulton Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for FDIC-IDIs that are well-rated and well-capitalized (or adequately capitalized and for which the FDIC-IDI has obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified FDIC-IDIs, like Fulton Bank, are able to except from treatment as "brokered" deposits the lesser of up to $5 billion, or 20% of the institution's total liabilities, in reciprocal deposits.

In December 2020, the FDIC issued a final rule amending its brokered deposits regulation. The rule sought to clarify and modernize the FDIC's regulatory framework for brokered deposits. Notable aspects of the rule included (i) the establishment of bright-line standards for determining whether an entity meets the statutory definition of "deposit broker"; (ii) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a "deposit broker' because their primary purpose is not the placement of funds with depository institutions (the "primary purpose exception"); (iii) the establishment of a "more transparent" application process for entities that seek to rely upon the "primary purpose exception", but do not qualify for one of the identified business relationships to which the exception is automatically applicable; and (iv) the clarification that third parties that have an exclusive deposit-placement arrangement with one IDI is not considered a "deposit broker." The final rule took effect on April 1, 2021, and full compliance was required by January 1, 2022.

Loans and Dividends from Bank Subsidiary - There are various restrictions on the extent to which Fulton Bank can make loans and other extensions of credit (including credit exposure arising from repurchase and reverse repurchase agreements, securities borrowing and derivative transactions) to, or enter into certain transactions with, its affiliates, which include the Corporation and its non-bank subsidiaries. In general, these restrictions require that such transactions: (i) are limited, as to any one of the Corporation or its non-bank subsidiaries, to 10% of Fulton Bank's regulatory capital (20% in the aggregate to all such entities); (ii) satisfy certain qualitative limitations, including that any covered transaction be made on an arm's length basis; and (iii) in the case of extensions of credit, be secured by designated amounts of specified collateral.

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

Federal Deposit Insurance - The deposits of Fulton Bank are insured up to the applicable limits by the DIF, generally up to $250,000 per insured depositor. Fulton Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the DIF. In addition, the FDIC possesses backup enforcement authority over a depository institution holding company, such as the Corporation, if the conduct or threatened conduct of such bank holding company poses a risk to the DIF, although such authority may not be used if the bank holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

FDIC assessment rates for large institutions that have more than $10 billion in assets, such as Fulton Bank, are calculated based on a "scorecard" methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs that is based primarily on the difference between the institution's average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Fulton Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 basis points on an annualized basis. An institution's assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.

The Tax Act disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as Fulton Bank, the premium deduction is phased out based on the proportion of the bank's assets exceeding $10 billion.

AML Requirements and the Patriot Act - The Patriot Act amended the BSA and other AML laws and regulations and imposed affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Failure to comply with the requirements of the Patriot Act and other AML laws and regulations could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a bank holding company's effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. In addition, financial institutions are subject to customer due diligence requirements, issued by the FinCEN, to identify and verify the identity of natural persons, known as beneficial owners, who own, control, and profit from legal entity customers when those customers open accounts. The Corporation has adopted policies, procedures and controls to address compliance with the Patriot Act and other AML laws and regulations, and it will continue to revise and update its policies, procedures and controls to reflect required changes. See Item 1A. "Risk Factors - Legal, Compliance and Reputational Risks - Failure to comply with the BSA, the Patriot Act and related AML requirements, or with sanctions laws, could subject the Corporation to enforcement actions, fines, penalties, sanctions and other remedial actions."

On January 1, 2021, the NDAA was signed into law, which enacted the most significant overhaul of the BSA and other AML-related laws since the Patriot Act. Notable aspects of the NDAA include: (i) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry that requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions that provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the BSA or other AML-related laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the new provisions, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules. On December 8, 2021, FinCEN issued proposed regulations that would implement the amendments with respect to beneficial ownership.

Commercial Real Estate Guidance - Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Community Reinvestment - Under the CRA, Fulton Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2021, Fulton Bank was rated as "outstanding." Regulations require that Fulton Bank publicly disclose certain agreements that are in fulfillment of CRA. Fulton Bank is not a party to any such agreements at this time. The federal banking agencies have expressed interest in, and the OCC has taken certain steps toward, reform of the CRA's implementing regulations; however, the agencies have not yet agreed upon a common framework for reform.

Standards for Safety and Soundness - Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the regulator must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If the institution fails to comply with such an order, the regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

The guidelines prohibit excessive compensation to any executive officer, employee, director or principal shareholder as an unsafe and unsound practice. The guidelines provide that compensation will be considered excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. The federal banking agencies have issued guidance that provides that, to be consistent with safety and soundness principles, a banking organization's incentive compensation arrangements should: (i) provide employees with incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the banking organization's board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

The Dodd-Frank Act requires federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, including the Corporation and Fulton Bank, that have at least $1 billion in total assets, prohibiting incentive-based compensation arrangements that encourage inappropriate risk-taking by an executive officer, employee, director or principal shareholder that could lead to material financial loss to the entity. In addition, these regulations or guidelines must require enhanced disclosure with respect to incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation. On January 27, 2022, the SEC extended this comment period until March 4, 2022. The scope and content of the federal banking agencies' policies on executive compensation may continue to evolve in the near future.

Privacy Protection and Cybersecurity - Fulton Bank is subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require Fulton Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Fulton Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Fulton Bank is required to provide its customers with the ability to "opt-out" of having Fulton Bank share a customer's nonpublic personal information with unaffiliated third parties.

Fulton Bank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the federal bank regulatory agencies' expectations for the creation, implementation and maintenance of an information security program, that includes administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information security and the use of third parties in the provision of financial services.

Certain states have enacted laws establishing consumer privacy protections and data security requirements in their respective states. For example, the CCPA gives California residents new rights to receive certain disclosures regarding the collection, use, and sharing of "Personal Information," as well as rights to access, delete, and restrict the sale of certain personal information. The CCPA, which was amended in November 2020 by a ballot initiative titled the California Privacy Rights Act, went into effect on January 1, 2020, and Fulton Bank is required to comply with the CCPA in serving the small number of its customers that are residents of California. Privacy and data security legislation remained a priority issue in 2021. Attempts by state and local governments to regulate consumer privacy have the potential to create a patchwork of differing and/or conflicting state regulations. In addition, Congress and federal regulatory agencies are considering similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose on banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to promptly notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks’ services providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The final rule will take effect on April 1, 2022, and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.

Federal Reserve System - Federal Reserve Board regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in the Federal Reserve Board's Regulation D to an institution's reservable liabilities (primarily net transaction accounts such as negotiable order of withdrawal and demand deposit accounts). A reserve of 3% must be maintained against aggregate transaction account balances of between $16.9 million and $127.5 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board within a range of between 8% and 14%) against that portion of total transaction account balances in excess of $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. Fulton Bank is in compliance with the foregoing requirements.

Required reserves must be maintained in the form of either vault cash, an account at a FRB or a pass-through account as defined by the Federal Reserve Board. Pursuant to the Emergency Economic Stabilization Act of 2008, the FRB pays interest on depository institutions' required and excess reserve balances. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

On December 22, 2020, the Federal Reserve Board issued a final rule that amends Regulation D by lowering the reserve requirement ratios on transaction accounts maintained at depository institutions to 0%. It is currently unclear if the reduction of the reserve requirements on transaction accounts is permanent. Any potential impact of the rule on the Bank's lending activities is also unclear.

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
•the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution; or
•the company may merge or consolidate with any other bank or financial holding company.

Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other IDIs. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, the capital position of the combined organization, convenience and needs factors, including the applicant's CRA record, the effectiveness of the subject organizations in combating money laundering activities, and the transaction's effect on the stability of the U.S. banking or financial system.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time. The adoption of more expansive or prescriptive standards may have an impact on the Corporation's acquisition activities.

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

Effective September 30, 2020, the Federal Reserve finalized a rule that simplifies and increases the transparency of its rules for determining when one company controls another company for purposes of the BHCA and, on March 31, 2021, the Federal Reserve Board published interpretive guidance regarding the final rule and related regulatory control matters. The amended control rule has had, and will likely continue to have, a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.

Permissible Activities - As a bank holding company, the Corporation may engage in the business of banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve Board has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. As a financial holding company, the Corporation may also engage in or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the Corporation continues to meet the eligibility requirements for financial holding companies, including that the Corporation and each of its U.S. depository institution subsidiaries remain "well-capitalized" and "well-managed."

A depository institution is considered "well-capitalized" if it satisfies the requirements of the Prompt Corrective Action framework described above. A depository institution is considered "well-managed" if it received a composite rating and management rating of at least "satisfactory" in its most recent examination. If a financial holding company ceases to be well-capitalized and well-managed, the financial holding company must enter into a non-public confidential agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any new non-banking financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not timely return to compliance, the Federal Reserve Board may require divestiture of the financial holding company's banking subsidiaries. Bank holding companies and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. A financial holding company will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its IDI subsidiaries fails to maintain a "satisfactory" rating under the CRA.

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

Enforcement Powers of Federal Banking Regulators - The Federal Reserve Board and other U.S. banking agencies have broad enforcement powers with respect to an IDI and its holding company, including the power to (i) impose cease and desist orders, substantial fines and other civil penalties, (ii) terminate deposit insurance, and (iii) appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject the Corporation or Fulton Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

In addition, under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

Federal Securities Laws - The Corporation is subject to the periodic reporting, proxy solicitation, tender offer, insider trading, corporate governance and other requirements under the Exchange Act. Among other things, the federal securities laws require management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation's independent registered public accountants are required to issue an opinion on the effectiveness of the Corporation's internal control over financial reporting. These reports can be found in Part II, Item 8, "Financial Statements and Supplementary Data." Certifications of the Chief Executive Officer and the Chief Financial Officer as required by the Sarbanes-Oxley Act of 2002 and the resulting SEC rules can be found in the "Signatures" and "Exhibits" sections.

Climate-Related Risk Management and Regulation

In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: (i)ensure that management of climate-related risk exposures has been incorporated into existing governance structures; (ii) evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; (iii) account for the effects of climate change in stress testing scenarios and systemic risk assessments; (iv) revise expectations for credit portfolio concentrations based on climate-related factors; (v) consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; (vi) evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; (vii) incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; (viii) and prepare for the transition risks associated with the adjustment to a low-carbon economy as well as related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the FSOC published a report identifying climate-related financial risks as an "emerging threat" to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles, if adopted as proposed, would not apply to Fulton Bank based upon its current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, the Corporation may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which the Corporation operates. For example, the Governor of Pennsylvania has announced the Pennsylvania Climate Action Plan of 2021 that will, in part, focus on the negative impact businesses have on greenhouse gas emissions. Further, Virginia’s omnibus Virginia Clean Economy Act enacted provisions with the goal of the Commonwealth being carbon-free by 2045; and, after the Governor of Maryland reauthorized the Greenhouse Gas Emissions Reduction Act of 2016, the Maryland Department of

Environment released the 2030 Greenhouse Gas Reduction Act Plan. Once fully implemented, these measures will, at least in part, focus on the greenhouse gases impact that businesses have in the respective states in which they operate.

Human Capital

The Corporation’s workforce at December 31, 2021 consisted of approximately 3,200 full-time equivalent employees, compared to approximately 3,300 full-time equivalent employees at December 31, 2020. Workforce numbers can fluctuate over time, and employee attrition is a function of many factors. In 2021, the Corporation experienced slightly higher vacancy and turnover than in 2020, similar to many companies.

Employee Engagement and Retention

The Corporation places a premium on having a highly engaged workforce because engaged employees tend to perform at a higher level, support the Corporation’s success, and are more likely to remain with the organization. The Corporation conducts an annual survey of its workforce to measure employee engagement, assess employee morale, and help to identify areas of the employee experience that could be improved. The Corporation then tasks its leaders to develop and implement communication and action plans aimed at engaging with their respective teams to gain a better understanding of the results of the assessment, and to foster enhanced future engagement.

Leaders at the Corporation are held accountable for employee engagement scores for the teams they lead as each leader’s engagement score is included in their annual performance review. Additionally, aggregated employee engagement assessment results are reported to the Corporation’s Board of Directors, as a key indicator to the health and well-being of the workforce.

Culture, Diversity and Inclusion

The Corporation believes that building relationships matters. This belief includes relationships with clients and customers and relationships among employees. In recent years, the Corporation has placed significant emphasis on developing its corporate culture, and now considers its culture to be one of the primary components of its continuing success. The Corporation’s culture-shaping program, The Fulton Experience, is a highly engaging program that is intended to spark new ways of thinking about employees’ individual roles, how employees collaborate, and how employees and the Corporation grow together. The Corporation believes that it succeeds as a company because it values the teamwork of its employees and fosters a culture around that belief. More recently, the Corporation has been applying that same emphasis to the development of a diverse, equitable, and inclusive workforce. The Corporation recognizes that having a diverse, equitable, and inclusive culture and workforce encourages employees to share their opinions and different perspectives, fosters a culture of respect, and are crucial elements of a successful organization. In 2021, the Corporation undertook many initiatives to increase diversity, equity, and inclusion including, but not limited to, providing allyship training to leaders, conducting senior leader listening tours on diversity, equity and inclusion topics, and supporting the launch of several employee resource groups.

Compensation and Rewards

The Corporation invests in its workforce by offering competitive salaries, incentives, and benefits that are part of the Corporation’s pay for performance culture. This is implemented through a number of incentive programs that are tailored to drive performance in the business units as well as at the corporate level.

Workforce Recruitment and Development

The Corporation recruits its workforce, filling both vacant and new positions, largely through the posting of such positions on its own website, on social media platforms, and through talent recruiting efforts by internal and third- party recruiters. The Corporation provides for professional development of new and existing employees largely through the efforts of its Center for Learning and Talent Development that develops and administers a wide variety of training programs for professional development. The Corporation also provides for a number of off-site, third-party offerings in which employees can further enhance their skills, knowledge and leadership potential. One such example, afforded to employees with future leadership potential, is through the Corporation’s participation in the Stonier School of Banking sponsored by the American Bankers Association.

COVID-19 Response

During 2021, the Corporation continued to navigate the COVID-19 environment. From the start of the COVID-19 pandemic, the Corporation has been committed to supporting its employees, customers, and communities. The Corporation adheres to the Centers for Disease Control and states’ guidance in supporting the safety of employees and customers, and the Corporation continues to encourage, and provides incentives, to employees to get vaccinated.

The safety, health and wellness of the Corporation’s employees remains a top priority. The COVID-19 pandemic continues to be a unique challenge with regard to maintaining workforce safety while continuing successful operations, particularly at financial center locations where employees routinely interact with the public.

Executive Officers

The executive officers of the Corporation are as follows:

Name	Age (1)	Office Held and Term of Office

E. Philip Wenger	64	Director of the Corporation since 2009 and Director of Fulton Bank, N.A since 2019. Chairman of the Board and Chief Executive Officer of the Corporation since January 2013. Mr. Wenger previously served as President of the Corporation from 2008 to 2017, Chief Operating Officer of the Corporation from 2008 to 2012, a Director of Fulton Bank, N.A. from 2003 to 2009, Chairman of Fulton Bank, N.A. from 2006 to 2009 and has been employed by the Corporation in a number of positions since 1979.

Mark R. McCollom	57	Senior Executive Vice President and Chief Financial Officer of the Corporation since March of 2018. Mr. McCollom joined the Corporation in November 2017 as Senior Executive Vice President and Chief Financial Officer Designee. Before joining the Corporation he was a Senior Managing Director, Chief Administrative Officer and COO of Griffin Financial Group, LLC. Prior to his role at Griffin Financial Group, Mr. McCollom was the Chief Financial Officer of Sovereign Bancorp, Inc. He has over 30 years of experience in the financial services industry.

Curtis J. Myers	53	Director of the Corporation since 2019 and Director of Fulton Bank, N.A. since 2009. President and Chief Operating Officer of the Corporation since January 1, 2018. Chairman and Chief Executive Officer of Fulton Bank, N.A. since May 2018. Mr. Myers served as Senior Executive Vice President of the Corporation from July 2013 to December 2017. President and Chief Operating Officer of Fulton Bank, N.A. since February 2009. He served as Executive Vice President of the Corporation since August 2011. Mr. Myers has been employed by Fulton Bank, N.A. in a number of positions since 1990.

David M. Campbell	60	Senior Executive Vice President, and Director of Strategic Initiatives and Operations since December 2014. Mr. Campbell joined the Corporation as Chief Administrative Officer of Fulton Financial Advisors, a division of Fulton Bank, N.A. in 2009, and was promoted to President of Fulton Financial Advisors in 2010. He has more than 30 years of experience in financial services.

Beth Ann L. Chivinski	61
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

Name	Age (1)	Office Held and Term of Office

Natasha R. Luddington	47	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary effective December 31, 2021. Ms. Luddington became the Senior Executive Vice President, Chief Legal Officer and Corporate Secretary (Designee) of the Corporation in October 2021. Prior to joining the Corporation, Ms. Luddington served as Senior Vice President, Associate General Counsel and Interim General Counsel at Pacific Western Bank. Ms. Luddington has more than 20 years of experience Working in financial services law beginning with work at several law firms, including Fried, Frank, Harris, Shriver & Jacobson LLP in Washington, D.C.
Meg R. Mueller	57
Senior Executive Vice President and Head of Commercial Business since January 1, 2018. Ms. Mueller served as Chief Credit Officer of the Corporation from 2010 - 2017 and was promoted to Senior Executive Vice President of the Corporation in 2013. Ms. Mueller has been employed by the Corporation in a number of positions since 1996.

Angela M. Sargent	54	Senior Executive Vice President and Chief Information Officer of the Corporation since July 2013. Ms. Sargent served as Executive Vice President and Chief Information Officer from 2002 to 2013 and has been employed by the Corporation in a number of positions since 1992.

Angela M. Snyder	57	Senior Executive Vice President and Head of Consumer Banking since January 1, 2018. She heads the Corporation's Consumer Banking line of business. Ms. Snyder joined the Corporation in 2002 as President of Woodstown National Bank she then served as Chairwoman, President and CEO of Fulton Bank of New Jersey until 2019, when the Corporation consolidated that bank into Fulton Bank, N.A. She has more than 30 years of experience in the financial services industry.

Daniel R. Stolzer	65	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary from January 1, 2018 to December 31, 2021 when he retired as a member of the Corporation's senior management team. Mr. Stolzer joined the Corporation in 2013 as Executive Vice President, General Counsel and Corporate Secretary. Prior to joining the Corporation, Mr. Stolzer served as Chief Counsel - Special Projects at PNC Financial Services Group in Pittsburgh, PA and Deputy General Counsel at KeyCorp in Cleveland, OH. He has more than 30 years of experience working in financial services law beginning with work at several law firms, including Cadwalader, Wickersham & Taft in New York City where he was a member of the Corporate Securities and Capital Markets practice groups.

		.

Bernadette M. Taylor	60	Senior Executive Vice President, and Chief Human Resource Officer since May 2015. In 2001, she was promoted to Senior Vice President of employee services. She served as Executive Vice President of employee services, employment, and director of human resources before her promotion in 2015 to Chief Human Resources Officer. Dr. Taylor joined the Corporation in 1994 as Corporate Training Director at Fulton Financial Corporation.

(1) As of December 31, 2021

Item 1A. Risk Factors

An investment in our securities involves certain risks, including, among others, the risks described below. In addition to the other information contained in this Report, you should carefully consider the following risk factors.

ECONOMIC AND CREDIT RISKS.

Difficult conditions in the economy and the financial markets may materially adversely affect our business, results of operations and financial condition.

Our results of operations and financial condition are affected by conditions in the economy and the financial markets generally. Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; changes in the rate of inflation or in interest rates; high unemployment; labor shortages; governmental fiscal and monetary policies; the level of, or changes in, prices of raw materials, goods or commodities; supply chain issues; global economic conditions; trade policies and tariffs affecting other countries as well as retaliatory policies and tariffs by such countries; geopolitical events, including escalating military tension between Russia and Ukraine; natural disasters; public health crises, such as epidemics and pandemics; acts of war or terrorism; or a combination of these or other factors.

Specifically, the business environment impacts the ability of borrowers to pay interest on, and repay principal of, outstanding loans and the value of collateral, if any, securing those loans, as well as demand for loans and other products and services we offer. There continues to be significant ongoing financial risk facing the U.S. economy that could negatively impact the quality of our loan portfolio. As a result, we may have to increase our provision for credit losses, which would negatively impact our results of operations, and could result in charge-offs of a higher percentage of our loans. Unlike large, national institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect our profit potential.

The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, results of operations and financial condition for an indefinite period.

The COVID-19 pandemic has caused substantial disruptions in economic and social activity, both globally and in the United States. The spread of COVID-19, and related governmental actions to respond to the pandemic have caused severe disruptions in the U.S. economy, which have, in turn, disrupted, and will likely continue to disrupt, the business, activities, and operations of our customers as well as our own business and operations. In many locations throughout the U.S., the spread of COVID-19 decreased through much of 2021. However, due in large part to the increased spread of a new, more transmissible coronavirus variant, the number of individuals diagnosed with COVID-19 in the U.S. increased substantially late in 2021 causing continued governmental responses. The resulting impacts of the pandemic have continued to cause changes in consumer and business spending, borrowing needs and saving habits that have and will likely continue to affect the demand for loans and other products and services we offer as well as the creditworthiness of our borrowers and guarantors. The significant impact on commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in our markets, may cause customers, vendors and counterparties to be unable to meet existing payment or other obligations to us. While employment and the national economy are showing signs of recovery, there is still significant uncertainty concerning the breadth and duration of the economic and social disruptions caused by the COVID-19 pandemic and their impact on the U.S. economy. The extent to which the pandemic continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing progression of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19 and its variants, including vaccine-resistant variants, and the actions taken to contain it or treat its impact.

Moreover, although multiple COVID-19 vaccines and booster vaccines have received regulatory approval and are currently being distributed throughout the U.S. and the world, a significant portion of the population remains unvaccinated. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and cash flows could be materially adversely impacted.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. In an effort to mitigate the spread of COVID-19, we have has adjusted service models at certain of our financial center locations, including limiting some locations to drive-up and ATM services only, offering lobby access by appointment only, and encouraging our customers to use electronic banking platforms. We expect some of these measures to remain in place permanently. The increased use of electronic banking platforms by our customers may expose us to increased operational risks, including fraud and cybersecurity risks. A significant portion of our employees have transitioned to remote or hybrid onsite-

remote working arrangements as a result of the COVID-19 pandemic, which, in addition to requiring added support from our information technology infrastructure, increases cybersecurity risks. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for our business. It is not yet known what impact these operational changes may have on our financial performance.

There continues to be broad concerns related to the COVID-19 pandemic impact. The aftereffects of the pandemic may continue to have an adverse effect on, among other things, (i) our ability to attract customer deposits, (ii) the ability of our borrowers to satisfy their obligations, (iii) the demand for our loans or other products and services, and/or (iv) unemployment rates, financial markets, real estate markets or economic growth. Further, the timing and ability of our customers' businesses to ramp up to prior levels of activity will vary, depending upon geography, industry and other factors.

The COVID-19 pandemic and its impact on the economy heightens the risk associated with many of the risk factors described in this Report, including those related to economic conditions in our market areas, interest rates, loan losses, operational risks, our reliance on our executives and third-party service providers and goodwill and intangible assets impairment.

Governmental and regulatory actions to mitigate the COVID-19 impact could increase regulatory compliance risks and result in a material decline in our earnings.

There have been several regulatory and legislative actions intended to help mitigate the adverse COVID-19 economic impact on individuals, including mandates requiring financial institutions to work constructively with borrowers affected by COVID-19, temporary bans on evictions and foreclosures and mandatory loan forbearances. Due to the unforeseen nature of the pandemic, future regulatory action is uncertain and cannot be predicted. In addition, our administration of COVID-19 relief programs is likely to be subject to greater regulatory scrutiny.

We have offered, and may continue to offer, payment deferrals, forbearances, fee waivers, and other forms of assistance to commercial, small business and consumer customers impacted by the COVID-19 pandemic. If these customers are unable to repay their loans in a timely manner when payment deferrals, forbearances or other forms of assistance end, delinquency levels may increase, we may be required to reverse the accrual of interest during the deferral or forbearance period, and we may need to increase our ACL through provisions for credit losses. In addition, the existence of deferrals, forbearances and other forms of assistance provided to borrowers impacted by the COVID-19 pandemic may not be considered TDRs or be required to be reflected as delinquent during the applicable deferral or forbearance period, thus potentially making it more challenging to identify deterioration in individual borrower performance and in the loan portfolio generally. See Item 1. "Business-Supervision and Regulation-Governmental and Regulatory Actions to Mitigate the Impact of the COVID-19 Pandemic."

We originated a significant number of loans under the PPP, which may expose us to potential risks and may result in a large number of such loans remaining on our consolidated balance sheets.

We were a participating lender under the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operating costs during the COVID-19 pandemic. There are areas of ambiguity in the laws, regulations and guidance relating to the operation of the PPP that exposes us to potential risks relating to non-compliance with the PPP requirements. For example, other lenders have been named in litigation related to their processes and procedures for accepting and processing PPP loan applications as well as other matters related to PPP loans. In addition, we may be exposed to credit risk in connection with PPP loans if a determination is made by the SBA that a deficiency exists in the manner in which the PPP loan was originated, funded or serviced. If a deficiency is identified, the SBA may deny or limit its liability under its guaranty or seek to recover from us amounts paid pursuant to its guaranty. Further, in light of the speed at which the PPP was implemented, particularly due to the "first come, first served" nature of the program, the loans originated under the PPP may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the SBA guarantee may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after origination of the loan. These factors may result in a significant amount of these low-yield loans remaining outstanding for a significant period of time.

Although the PPP, by its terms, ended as of May 31, 2021, we continue to face increased operational demands and pressures in connection with monitoring and servicing PPP loans, processing applications for loan forgiveness and pursuing recourse under the SBA guarantees and against borrowers for PPP loan defaults. See Item 1. "Business-Supervision and Regulation-Governmental and Regulatory Actions to Mitigate the Impact of the COVID-19 Pandemic."

We are subject to certain risks in connection with the establishment and level of our ACL.

The ACL consists of the ACL – Loans that is recorded as a reduction to loans on the consolidated balance sheets, and the ACL for OBS credit exposures that is included in other liabilities on the consolidated balance sheets. While we believe that our ACL as of December 31, 2021 was sufficient to cover expected future credit losses in our financial instruments, principally the loan portfolio and OBS credit exposures, as of that date, we may need to increase our provision for credit losses in future periods due to changes in the risk characteristics of the loan portfolio or OBS credit exposures, forecasted economic conditions and growth in the loan portfolio or OBS credit exposures, among other factors, thereby negatively impacting our results of operations. The determination of the ACL depends significantly upon our assumptions and judgments with respect to a variety of factors, including the performance of the loan portfolio, the weighted-average remaining lives of different classifications of loans within the loan portfolio and current and forecasted economic conditions, as well as changes in lending policy, the nature and volume of the portfolio, credit concentrations, specific industry risks, competition, model imprecision and legal and regulatory requirements. If our assumptions and judgments prove to be inaccurate, our ACL might not be sufficient and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on our earnings could be material.

Furthermore, banking regulators may require us to make additional provisions for credit losses or otherwise recognize further loan charge-offs or impairments following their periodic reviews of our loan portfolio, underwriting procedures and the ACL. Any increase in the ACL or loan charge-offs required by such regulatory agencies could have a material adverse effect on our financial condition and results of operations. See "Note 1 - Summary of Significant Accounting Policies – Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Allowance for Credit Losses and Asset Quality."

Our loan portfolio composition and competition for loans subject us to credit risk.

At December 31, 2021, approximately 69% of our loan portfolio was in commercial loans, including PPP loans, commercial mortgage loans, and residential and commercial construction loans. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because these loans are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of borrowers' businesses and properties, repayment of such loans may be affected by factors outside the borrower's control, including adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation. In addition, these loans typically have relatively large balances and the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Furthermore, intense competition among both bank and non-bank lenders could increase pressure on us to relax our credit standards and/or underwriting criteria in order to achieve our loan growth targets potentially resulting in greater challenges in the repayment or collection of loans if economic conditions, or individual borrower performance, deteriorate. Additionally, competitive pressures could drive us to consider loans and customer relationships that are outside of our established risk appetite or target customer base, posing similar repayment and collection risk. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Loans."

MARKET RISKS.

We are subject to interest rate risk.

We cannot predict or control changes in interest rates. We are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board that regulates the national money supply and engages in other lending and investment activities in order to manage recessionary and inflationary pressures, many of which affect interest rates charged on loans and paid on deposits.

In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve Board's target federal funds rate has been reduced to nearly 0%. However, in the midst of rising inflation and pressure to raise interest rates, in its FOMC policy statement issued on January 26, 2022, the Federal Reserve Board strongly signaled that it will soon be time to raise the target range for the Fed Funds Rate. We cannot predict the nature or timing of any future changes in monetary, fiscal, tax and other policies; however, as discussed below, such changes are likely to affect our activities and financial results.

Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 73% of total revenues in 2021. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in an increase in the interest paid on interest-bearing liabilities that is not accompanied by a corresponding increase in the interest earned on interest-earning assets, or the increase in interest earned might be at a slower pace, or in a smaller amount, than the increase in interest paid, reducing our net interest income and/or net interest margin. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income."

Changes in interest rates may also affect the average life of loans and certain investment securities, including mortgage-backed securities. Increases in interest rates may extend the average life of fixed rate assets potentially restricting our ability to reinvest in higher yielding alternatives, reduce demand for loans and may result in customers withdrawing certificates of deposit early. Conversely, decreases in interest rates can result in increased prepayments of loans and certain investment securities, as borrowers or issuers refinance to reduce their borrowing costs. Under those circumstances, we would be subject to reinvestment risk to the extent that we are not able to reinvest the money received from such prepayments at rates that are comparable to the rates on the loans and investment securities that are prepaid.

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. In the event that the fair value of an investment security declines below its amortized cost, we are required to determine whether the decline constitutes an OTTI. The determination of whether a decline in fair value is other-than-temporary depends on a number of factors, including whether we have the intent and ability to retain the investment security for a period of time sufficient to allow for any anticipated recovery in fair value. If a determination is made that a decline is other-than-temporary, an OTTI charge is recorded.

The replacement of LIBOR as a financial benchmark presents risks to the financial instruments we originated or hold.

LIBOR is the reference rate used for many our transactions, including variable and adjustable rate loans, derivative contracts, borrowings and other financial instruments. A reduced volume of interbank unsecured term borrowing, coupled with legal and regulatory proceedings related to rate manipulation by certain financial institutions, led to international reconsideration of LIBOR as a financial benchmark. The FCA announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6- and 12-month LIBOR through June 30, 2023 in order to provide financial institutions greater time to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit rates for the calculation of LIBOR. The federal banking regulatory agencies, including the OCC, previously determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the OCC has opined that national banks may use any reference rate for loans that a bank determines to be appropriate for its funding model and customer needs. Industry groups and certain committees (e.g., the ARRC) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the SOFR as the recommended alternative to U.S. Dollar LIBOR), and proposed implementation of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amounts received and paid on derivative contracts and other financial instruments. In addition, the implementation of LIBOR reform proposals has and will continue to result in increased compliance and operational costs.

Changes in interest rates can affect demand for our products and services.

Movements in interest rates can cause demand for some of our products and services to be cyclical. For example, demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining and to decrease during periods when interest rates were rising. As a result, we may need to periodically increase or decrease the size of certain of our businesses, including our personnel, to match increases and decreases in demand and volume. The need to change the scale of these businesses is challenging, and there is often a lag between changes in the businesses and our reaction to these changes.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on our results of operations.

The market value of our securities investments, which include mortgage-backed securities, state and municipal securities, auction rate securities, and corporate debt securities are particularly sensitive to price fluctuations and market events. Declines in the values of our securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in OTTI charges.

Our investment management and trust services revenue, which is partially based on the value of the underlying investment portfolios, can also be impacted by fluctuations in the securities markets. If the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets, in general, or otherwise, our revenue could be negatively impacted. In addition, our ability to sell our securities brokerage services is dependent, in part, upon consumers' level of confidence in securities markets. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

LIQUIDITY RISK.

Changes in interest rates or disruption in liquidity markets may adversely affect our sources of funding.

We must maintain sufficient sources of liquidity to meet the demands of our depositors and borrowers, support our operations and meet regulatory expectations. Our liquidity management policies and practices emphasize core deposits and repayments and maturities of loans and investments as our primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the FRB, proceeds from the sales of loans and use of our liquidity resources, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to us than funding provided by deposit account balances having similar maturities. In addition, adverse changes in our results of operations or financial condition, downgrades in our credit ratings, regulatory actions involving us, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

We rely on customer deposits as our primary source of funding. A substantial majority of our deposits are in non-maturing accounts that customers can withdraw on demand or upon several days' notice. Factors, many of which are outside our control, can cause fluctuations in both the level and cost of customer deposits. These factors include competition for customer deposits from other financial institutions and non-bank competitors, changes in interest rates, the rates of return available from alternative investments or asset classes, changes in customer confidence in us or in financial institutions generally, and the liquidity needs of our deposit customers. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for us, representing approximately 11% of total deposits at December 31, 2021. State and municipal customers frequently maintain large deposit account balances substantially in excess of the FDIC insurance limit, and these depositors may be more sensitive than other depositors to changes in interest rates. Advances in technology, such as online banking, mobile banking, digital payment platforms and the acceleration of financial technology innovation, have also made it easier to move money, potentially causing customers to switch financial institutions or switch to non-bank competitors. Movement of customer deposits into higher-yielding deposit accounts we offer, the need to offer higher interest rates on deposit accounts to retain customer deposits, or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase our funding costs, reduce our net interest margin and/or create liquidity challenges.

Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in our results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. If we are not able to continue to rely primarily on customer deposits to meet our liquidity and funding needs, access secondary, non-deposit funding sources on favorable terms or otherwise fail to manage our liquidity effectively, our ability to continue to grow may be constrained, and our liquidity, operating margins, results of operations and financial condition may be materially adversely affected. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk, Asset/Liability Management and Liquidity."

LEGAL, COMPLIANCE AND REPUTATIONAL RISKS.

We are subject to extensive regulation and supervision and may be adversely affected by changes in laws and regulations or any failure to comply with laws and regulations.

Virtually every aspect of our operations is subject to extensive regulation and supervision by federal and state regulatory agencies, including the Federal Reserve Board, OCC, FDIC, CFPB, DOJ, UST, SEC, HUD, DOL, state attorneys general and state banking, financial services, securities and insurance regulators. Under this regulatory framework, regulatory agencies have broad authority in carrying out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including laws and regulations relating to capital adequacy, asset quality, earnings, liquidity, risk management and financial accounting and reporting as well as laws and regulations governing consumer protection, fair lending, privacy, information security and cybersecurity risk management, third-party vendor risk management, AML and sanctions and anti-terrorism laws. Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, or the commencement of informal or formal regulatory enforcement actions against us. Other negative consequences can also result from such failures, including regulatory restrictions on our activities, restrictions on our ability to grow through acquisition, reputational damage, restrictions on the ability of institutional investment managers to invest in our securities and increases in our costs of doing business.

The U.S. Congress and state legislatures and federal and state regulatory agencies continually review banking and other laws, regulations and policies for possible changes. Changes in applicable federal or state laws, regulations or governmental policies may affect us and our business. The effects of such changes are difficult to predict and may produce unintended consequences. New laws, regulations or changes in the regulatory environment could limit the types of financial services and products we may offer, alter demand for existing products and services, increase the ability of non-banks to offer competing financial services and products, increase compliance burdens, or otherwise adversely affect our business, results of operations or financial condition. For example, in December 2021, the CFPB published a report providing data on banks' overdraft and non-sufficient funds fee revenues as well as observations regarding customer protection issues relating to participation in such programs. The CFPB has indicated that it intends to pursue enforcement actions against banking organizations, and their executives, that oversee overdraft practices that are deemed unlawful. In addition, the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether. In 2021, we recognized $12.8 million in consumer overdraft fees. The adoption of new rules or supervisory guidance or more aggressive examination and enforcement policies with respect to overdraft protection practices could cause us to modify overdraft programs and practices in ways that may have a negative impact on our revenues that, in turn, could negatively impact our results of operations and financial condition.

Compliance with banking and financial services statutes and regulations is also important to our ability to engage in new activities or to expand existing activities. Regulators continue to scrutinize banks through longer and more intensive examinations. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on our operations and expansion activities that could have a material adverse effect on our business and profitability. We have dedicated significant time, effort, and expense over time to comply with regulatory and supervisory standards and requirements imposed by our regulators, and we expect that we will continue to do so. If we fail to develop at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition, or results of operations.

The Dodd-Frank Act continues to have a significant impact on our business and results of operations.

The Dodd-Frank Act continues to have a substantial impact on many aspects of the financial services industry. We will likely continue to be impacted by the Dodd-Frank Act in the future, including the Durbin Amendment to the Dodd-Frank Act that reduced debit card interchange revenue of banks and revised FDIC deposit insurance assessments. We have also been impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management and regulation under federal consumer protection laws.

The CFPB, established pursuant to the Dodd-Frank Act, has imposed enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services. These enforcement actions have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may also serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to supervised institutions and may result in the imposition of higher standards of compliance with such laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators have also been active in this area with respect to institutions over which they have jurisdiction. See Item 1. "Business-Supervision and Regulation."

Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.

We are subject to changes in tax laws that could increase our effective tax rate. These law changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance. In December 2017, the Tax Act was signed into law resulting in significant changes to the Tax Code. The Tax Act reduced our federal corporate income tax rate to 21% beginning in 2018. However, the Tax Act also imposed limitations on our ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which partially offset the increase in net income from the lower tax rate. During 2021, Congress debated various proposals for increases in the corporate tax rate and possible surcharges on corporate share repurchases as part of the funding for various spending initiatives. Any such increase in the corporate tax rate or surcharges would adversely affect our results of operations in future periods.

In addition, a number of the changes to the Tax Code are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended, or whether future legislation will further revise the Tax Code.

Capital requirements have been adopted by U.S. banking regulators that may limit our ability to return earnings to shareholders or operate or invest in our business.

We are subject to capital requirements under the BASEL III Rules. Failure to meet the established capital requirements could result in the federal banking regulators placing limitations or conditions on our activities or restricting the commencement of new activities, and such failure could subject us to a variety of enforcement remedies, including limiting our ability to pay dividends, the issuance of a directive to increase capital, and/or the termination of FDIC deposit insurance. In addition, the failure to comply with the capital conservation buffer would result in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As of December 31, 2021, our current capital levels exceeded the minimum capital requirements, including the capital conservation buffer, as set forth in the BASEL III Rules. See Item 1. "Business-Supervision and Regulation-Capital Requirements."

The implementation of certain regulations with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those who may not be subject to the same regulatory requirements.

From time to time we may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on our business and results of operations as well as our reputation.

Many aspects of our business involve substantial risk of legal liability. From time to time, we have been named or threatened to be named as defendant in various lawsuits arising from our business activities (and in some cases from the activities of companies that we or our subsidiaries acquired). In addition, we are periodically the subject of governmental investigations and other forms of regulatory or governmental inquiry. For example, in 2020, we consented to the entry of an administrative civil cease-and-desist order and paid a civil monetary penalty of $1.5 million to resolve an investigation by the staff of the SEC Division of Enforcement regarding certain accounting determinations that could have impacted our reported earnings per share. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. These lawsuits, investigations, inquiries and other matters could lead to administrative, civil or criminal proceedings, result in adverse judgments, settlements, fines, penalties, restitution, injunctions or other types of sanctions, the need for us to undertake remedial actions, or otherwise alter our business, financial or accounting practices. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm. We establish reserves for legal claims when payments associated with the claims become probable and we can reasonably estimate the amount of loss. For matters where a loss is not probable, or we cannot reasonably estimate the amount of loss, no loss reserve is established. However, we may still incur potentially significant legal costs for a matter even if a reserve has not been established.

We can provide no assurance as to the outcome or resolution of legal or administrative actions or investigations, and such actions and investigations may result in judgments against us for significant damages or the imposition of regulatory restrictions on our operations. Resolution of these types of matters can be prolonged and costly, and the ultimate results or judgments are uncertain due to the inherent uncertainty in the outcomes of litigation and other proceedings.

STRATEGIC AND EXTERNAL RISKS.

We may not be able to achieve our growth plans.

Our business plan includes the pursuit of profitable growth. To achieve profitable growth, we may pursue new lines of business or offer new products or services, all of which can involve significant costs, uncertainties and risks. Any new activity we pursue may require a significant investment of time and resources and may not generate the anticipated return on that investment. In addition, we may not be able to effectively implement and manage any new activities. External factors, such as the need to comply with additional regulations, the availability, or introduction, of competitive alternatives in the market, and changes in customer preferences may also impact the successful implementation of any new activity. Any new activity could have a significant impact on the effectiveness of our system of internal controls. Sustainable growth requires that we manage risks by balancing loan and deposit growth at acceptable levels of risk, maintaining adequate liquidity and capital, hiring and retaining qualified employees, and successfully managing the costs and implementation risks with respect to strategic projects and initiatives. If we are not able to adequately identify and manage the risks associated with new activities, our business, results of operations and financial condition could be materially and adversely impacted.

We face a variety of risks in connection with potential acquisitions.

We may from time to time seek to supplement organic growth through acquisitions of banks, branches or other financial businesses or assets. Potential acquisitions are typically subject to regulatory or other approvals and there can be no assurance that we would be able to obtain any such approvals in a timely manner, without restrictive conditions or at all. Even if required approvals are obtained, acquisitions involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, the potential loss of key employees, changes in relationships with customers, disruption of the operations of the acquired business and our business, exposure to potential asset quality issues and unknown or contingent liabilities of the acquired business and changes in banking or tax laws or regulations that may affect the acquired business.

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations. In addition, we face significant competition from other financial services institutions, some of which may have greater financial resources than us, when considering acquisition opportunities. Accordingly, attractive opportunities may not be available and there can be no assurance that we will be successful in identifying, completing or integrating future acquisitions.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

The competition we face is significant and may reduce our customer base and negatively impact our results of operations.

There is significant competition among commercial banks in the market areas we serve. In addition, we also compete with other providers of financial services, including savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulation than we are. Some of our competitors have greater resources, higher lending limits, lower cost of funds and may offer other services we do not offer. We also experience competition from a variety of institutions outside our market areas. Some of these institutions conduct business primarily over the Internet and, as a result, may be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as funds transfers, payment services, residential mortgage loans, consumer loans and wealth and investment management services. Competition with non-banks, including technology companies, to provide financial products and services is intensifying. In particular, the activity of Fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products. In July 2018, the OCC announced that it would begin accepting applications from Fintechs to become special purpose national banks. More recently, the OCC conditionally approved the application of a nonbank Fintech for a full-service national bank charter. Similar developments are likely to result in even greater competition within all areas of our operations.

Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, has increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers, notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers, which at present, are not subject to the extensive regulations imposed upon banking organizations and other financial institutions, have become active competitors for our customers' banking business.

Competition may adversely affect the rates we pay on deposits and charge on loans, and could result in the loss of fee income, as well as the loss of customer deposits and the income generated from those deposits, thereby potentially adversely affecting our profitability and our ability to continue to grow. Our profitability and continued growth depend upon our continued ability to successfully compete in the market areas we serve. See Item 1. "Business-Competition."

Climate change may materially adversely affect our business and results of operations.

We operate in areas where our business and the activities of our customers could be impacted by the effects of climate change. The effects of climate change may include increased frequency or severity of weather-related events, such as severe storms, hurricanes, flooding and droughts, and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change consumer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for our products and services. In addition, increasing concerns over the long-term impacts of climate change have led, and will likely continue to lead, to legislative and regulatory initiatives to combat climate change and may result in increased supervisory expectations with respect to banks’ risk management practices related to climate change. For instance, the FSOC, of which the OCC is a member, published a report in October 2021 identifying climate-related financial risk as an

"emerging threat" to financial stability. The leadership of the federal banking agencies, including the Comptroller of the Currency, have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks' risk management practices. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency's efforts to enhance its supervision of climate change risk management. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, compliance costs and other compliance-related risks would be expected to increase. Climate change, its effects and the resulting, unknown impacts could have a material adverse effect on our financial condition and results of operations.

We are subject to ESG risks that could adversely affect our reputation and the market price of our securities.

We are subject to a variety of risks arising from ESG matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.

Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Our relationships and reputation with our existing and prospective customers and third parties we do business with could be damaged if we were to become the subject of any such negative publicity. Such damage could, in turn, have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price of our securities.

Certain investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies' responses to the risks posed by climate change and other ESG matters into their investment considerations. These shifts in investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that we have not made sufficient progress on ESG matters.

If the goodwill that we have recorded or record in the future in connection with our acquisitions becomes impaired, it could have a negative impact on our results of operations.

We have supplemented our internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, we may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2021, we had $534.3 million of goodwill recorded on our balance sheet. We are required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

Changes in accounting policies, standards, and interpretations could materially affect how we report our financial condition and results of operations.

The preparation of our financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as revenues and expenses during the period. A summary of the accounting policies that we consider to be most important to the presentation of our financial condition and results of operations because they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain, including those related to the ACL, goodwill, income taxes, and fair value measurements, is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" and within "Note 1- Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

A variety of factors could affect the ultimate values of assets, liabilities, income and expenses recognized and reported in our financial statements, and these ultimate values may differ materially from those determined based on management's estimates and assumptions. In addition, the FASB, regulatory agencies, and other bodies that establish accounting standards from time to time change the financial accounting and reporting standards governing the preparation of our financial statements. Further, the bodies that establish and interpret the accounting standards (such as the FASB, the SEC, and banking regulators) may change prior interpretations or positions regarding how these standards should be applied. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations.

OPERATIONAL RISKS.

We are exposed to many types of operational and other risks, and our framework for managing risks may not be effective in mitigating risk.

We are exposed to many types of operational risk, including the risk of human error or fraud by employees and other third parties, intentional and inadvertent misrepresentation by loan applicants, borrowers or guarantors, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, computer and telecommunications systems malfunctions or failures and reliance on data that may be faulty or incomplete. In an environment characterized by continual, rapid technological change, when we introduce new products and services, or make changes to our information technology systems and processes, these operational risks are increased. Any of these operational risks could result in the diminished ability to operate one or more of our businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention, any or all of which could materially adversely affect us.

Our risk management framework is subject to inherent limitations, and risks may exist, or develop in the future, that we have not anticipated or identified. If our risk management framework proves to be ineffective, we could suffer unexpected losses and could be materially adversely affected.

Our operational risks include risks associated with third-party vendors and other financial institutions.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations, including, notably, responsibility for the core processing system that services Fulton Bank. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations and could have a material adverse effect on our financial condition or results of operations and/or damage our reputation. Further, third-party vendor risk management continues to be a point of regulatory emphasis recently. A failure to follow applicable regulatory guidance in this area could expose us to regulatory sanctions.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis, and, therefore, could adversely affect us.

Any of these operational or other risks could result in our diminished ability to operate one or more of our businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention and could materially adversely affect us.

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect our operations, net income or reputation.

Our business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information regarding customers, employees and others on a daily basis. While we perform some of the functions required to operate our business directly, we also rely on third parties for significant business functions, such as processing customer transactions, providing cloud-based infrastructure, software and data storage services, maintaining customer-facing websites, including our online and mobile banking functions, and developing software for new products and services. These relationships require us to allow third parties to access, store, process and transmit customer information. As a result, we may be subject to cybersecurity risks directly, as well as indirectly, through the vendors to whom we outsource business functions and the downstream service providers of those vendors. Cyber threats could result in unauthorized access, loss or destruction of confidential information or customer data, unavailability, degradation or denial of service, introduction of computer viruses or ransomware and other adverse events causing us to incur additional costs repairing systems, restoring data or adding new personnel or protection technologies. Cyber threats may also subject us to regulatory investigations, litigation or enforcement actions, require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect our business, financial condition or results of operations and/or damage our reputation.

Critical infrastructure sectors, including the financial services sector, increasingly have been the targets of cyber-attacks, including attacks emanating from foreign countries such as the attack on the information technology company SolarWinds, which affected many Fortune 500 companies as well as U.S. government agencies. Cyber-attacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation-state cyber-attacks and ransomware attacks designed to deny organizations access to key internal resources or systems, as well as targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution's information systems and data or that of its customers, are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems used by large numbers of banking organizations in order to conduct malicious cyber activities.

Like other financial institutions, we experience malicious cyber activity on an ongoing basis directed at our websites, computer systems, software, networks and our users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial-of-service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud against us, our employees or our customers. While, to date, malicious cyber activity, cyber-attacks and other information security breaches have not had a material adverse impact on us, there can be no assurance that such events will not have a material adverse impact on our business, results of operations, financial condition or reputation in the future.

Cybersecurity risks for financial institutions also have evolved as a result of the use of cloud computing and new technologies, devices and delivery channels to transmit and store data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which enhances operational risk and presents the potential for additional structural vulnerabilities. In addition, the ongoing and widespread remote work environment necessitated by the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.

We use monitoring and preventive controls to detect and respond to data breaches and cyber threats involving our systems before they become significant. We regularly evaluate our systems and controls and implement upgrades as necessary. We also attempt to reduce our exposure to our vendors' data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions. The additional cost to us of data and cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees and the incremental cost of personnel who focus a substantial portion of their responsibilities on data and cybersecurity.

There can be no assurance that the measures we employ to detect and combat direct or indirect cyber threats will be effective. In addition, because the methods of cyber-attacks change frequently or, in some cases, are not recognized until launched, we may be unable to implement effective preventive control measures to proactively address these methods. Our or a vendor's failure to promptly identify and counter a cyber-attack may result in increased costs and other negative consequences, including the loss of, or inability to access, data, degradation or denial of service and introduction of computer viruses. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses. Further, a successful cyber-attack that results in a significant loss of customer data or compromises our ability to function could have a material adverse effect on our business, reputation, financial condition and results of operations.

Account data compromise, malware and ransomware events affecting a broad spectrum of commercial businesses and governmental entities in recent years have resulted in heightened legislative and regulatory focus on privacy, data protection and information security. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services that could materially and adversely affect our profitability. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and governmental investigations and/or actions, litigation, fines, sanctions and damage to our reputation and our brand.

We are subject to a variety of risks in connection with the origination and sale of loans.

We originate residential mortgage loans and other loans, such as loans guaranteed, in part, by the SBA, all or portions of which are later sold in the secondary market to government sponsored enterprises or agencies, such as the Federal National Mortgage Association (Fannie Mae) and other non-government sponsored investors. In connection with such sales, we make certain representations and warranties with respect to matters such as the underwriting, origination, documentation or other characteristics of the loans sold. We may be required to repurchase a loan, or to reimburse the purchaser of a loan for any related losses, if it is determined that the loan sold was in violation of representations or warranties made at the time of the sale, and, in some cases, if there is evidence of borrower fraud, in the event of early payment default by the borrower on the loan, or for other reasons. We maintain reserves for potential losses on certain loans sold, however, it is possible that losses incurred in connection with loan repurchases and reimbursement payments may be in excess of any applicable reserves, and we may be required to increase reserves and may sustain additional losses associated with such loan repurchases and reimbursement payments in the future, all of which could have a material adverse effect on our financial condition or results of operations.

In addition, the sale of residential mortgage loans and other loans in the secondary market serves as a source of non-interest income and liquidity for us and can reduce our exposure to interest rate risk. Efforts to reform government sponsored enterprises and agencies, changes in the types of, or standards for, loans purchased by government sponsored enterprises or agencies and other investors, or our failure to maintain our status as an eligible seller of such loans may limit our ability to sell these loans. Our inability to continue to sell these loans could reduce our non-interest income, limit our ability to originate and fund these loans in the future, and make managing interest rate risk more challenging, any of which could have a material adverse effect on our results of operations and financial condition.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the potential utilization of blockchain technology to provide alternative high-speed payment systems. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. The costs of implementing new technology, including personnel, can be high, in both absolute and relative terms, and we may not achieve intended benefits of new technology initiatives. Moreover, the implementation of new technology can expose us to new or increased operational risks. Many of our financial institution competitors have substantially greater resources to invest in technological improvements. In addition, new payment, credit and investment and wealth management services developed and offered by non-bank or non-traditional competitors pose an increasing threat to the products and services traditionally provided by financial institutions like us. We may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to our customers, or effectively deploy new technologies to improve the efficiency of our operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance, given the past pace of change and innovation, that our technology, either purchased or developed internally, will meet or continue to meet our needs and the needs of our customers.

In addition, advances in technology, as well as changing customer preferences favoring access to our products and services through digital channels, could decrease the value of our branch network and other assets. If customers increasingly choose to access our products and services through digital channels, we may find it necessary to consolidate, close or sell branch locations or restructure our branch network. These actions could lead to losses on assets, expenses to reconfigure branches and the loss of customers in affected markets. As a result, our business, financial condition or results of operations may be adversely affected.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES.

We are a bank holding company and rely on dividends and other payments from our subsidiaries for substantially all of our revenue and our ability to make dividend payments, distributions and other payments.

We are a bank holding company, a separate and distinct legal entity from our bank and non-bank subsidiaries, and we depend on the payment of dividends and other payments and distributions from our subsidiaries, principally Fulton Bank, for substantially all of our revenues. As a result, our ability to make dividend payments on our common and preferred stock depends primarily on compliance with applicable federal regulatory requirements and the receipt of dividends and other distributions from our subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of Fulton Bank to pay dividends or make other payments to us. There can be no assurance that Fulton Bank will be able to pay dividends at past levels, or at all, in the future. If we do not receive sufficient cash dividends or are unable to borrow from Fulton Bank, then we may not have sufficient funds to pay dividends to our shareholders, repurchase our common stock or service our debt obligations. See Item 1. "Business-Supervision and Regulation-Loans and Dividends from Bank Subsidiary."

In addition, we have pursued a strategy of capital management under which we have sought to deploy capital through stock repurchases and increased regular dividends and special dividends on our common stock, in a manner that is beneficial to our shareholders. This capital management strategy is subject to regulatory supervision. In July 2019, the Federal Reserve Board eliminated the standalone prior approval requirement in the capital rules for repurchase or redemption of common stock. In certain circumstances, however, our repurchases of common stock may be subject to a prior approval or notice requirement under Federal Reserve Board regulations or policies. As a result, we may not be able to enter the market for stock repurchases on a timely basis when our board of directors and management believe such repurchases to be most opportune, or at all.

Anti-takeover provisions could negatively impact our shareholders.

Provisions of banking laws, Pennsylvania corporate law and of our Amended and Restated Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. To the extent that these provisions discourage such a transaction, holders of our common stock may not have an opportunity to dispose of part or all of their stock at a higher price than that prevailing in the market. These provisions may also adversely affect the market price of our common stock. In addition, some of these provisions make it more difficult to remove, and thereby may serve to entrench, our incumbent directors and officers, even if their removal would be regarded by some shareholders as desirable.

Certain provisions of Pennsylvania corporate law applicable to us and our Amended and Restated Articles of Incorporation and Bylaws include provisions that may be considered to be "anti-takeover" in nature because they may have the effect of discouraging or making more difficult the acquisition of control of us by means of a hostile tender offer, exchange offer, proxy contest or similar transaction. These provisions are intended to protect our shareholders by providing a measure of assurance that our shareholders will be treated fairly in the event of an unsolicited takeover bid and by preventing a successful takeover bidder from exercising its voting control to the detriment of other shareholders. However, these provisions, taken as a whole, may also discourage a hostile tender offer, exchange offer, proxy solicitation or similar transaction relating to the our common stock, even if the accomplishment of a given transaction may be favorable to the interests of shareholders.

The ability of a third party to acquire us is also limited under applicable banking regulations. The BHCA requires any "bank holding company" (as defined in the BHCA) to obtain Federal Reserve Board approval prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding company is required to obtain prior Federal Reserve Board approval to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act of 1978 and, under certain circumstances, such approvals are required at an even lower ownership percentage. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA. While these provisions do not prohibit an acquisition, they would likely act as deterrents to an unsolicited takeover attempt.

GENERAL RISK FACTORS.

Negative publicity could damage our reputation and business.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could result from our actual, alleged or perceived conduct in any number of activities, including lending practices, litigation, regulatory compliance, mergers and acquisitions, disclosure, sharing or inadequate protection of customer information, ESG practices and disclosures as well as from actions taken by government agencies and community organizations in response to that conduct. In addition, unfavorable public opinion regarding the broader financial services industry, or arising from the actions of individual financial institutions, can have an adverse effect on our reputation. Because we conduct our businesses under the "Fulton" brand, negative public opinion about one line of business could affect our other lines of businesses. Further, the increased use of social media platforms facilitates the rapid and widespread dissemination of information, including inaccurate, misleading, or false information that could magnify the potential harm to our reputation. Any of these or other events that impair our reputation could affect our ability to attract and retain customers and employees and access sources of funding and capital that could have a materially adverse effect on our results of operations and financial condition.

Our internal controls may be ineffective.

One critical component of our risk management framework is our system of internal controls. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, financial condition and reputation. See Item 9A. "Controls and Procedures."

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people. Competition for talented personnel in most activities we engage in can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

A downgrade in our credit ratings could have a material adverse impact on us.

Moody's Investors Service, Inc. and DBRS, Inc. continuously evaluate us, and their ratings of our long-term and short-term debt and preferred stock are based on a number of factors, including financial strength as well as factors not entirely within our control, such as conditions affecting the financial services industry generally. In light of these reviews and the continued focus on the financial services industry generally, we may not be able to maintain our current ratings. Ratings downgrades by any of these credit rating agencies could have a significant and immediate impact our funding and liquidity through cash obligations, reduced funding capacity and collateral triggers. A reduction in our credit ratings could also increase our borrowing costs and limit their access to the capital markets.

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom we transact could create the perception that our financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, we could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades of other financial institutions could affect the market price of our common and preferred stock and could limit our access to capital or increase our cost of capital.
Our future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.

We are required by regulatory agencies to maintain adequate levels of capital to support our operations. We anticipate that current capital levels will satisfy regulatory requirements for the foreseeable future. We, however, may at some point choose to raise additional capital to support future growth. Our ability to raise additional capital will depend, in part, on conditions in the financial markets at that time that are outside of our control. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.

If the we cannot raise additional capital when needed, our ability to expand operations through internal growth and acquisitions could be materially impacted.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The Corporation's financial center properties as of December 31, 2021 totaled 205 financial centers. Of those financial centers, 88 were owned and 117 were leased. Remote service facilities (mainly stand-alone ATMs) are excluded from these totals. The Corporation's headquarters is located in Lancaster, Pennsylvania. The Corporation owns two dedicated operations centers, located in East Petersburg, Pennsylvania and Mantua, New Jersey.

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
As of December 31, 2021, the Corporation had 160.5 million shares of $2.50 par value common stock outstanding held by approximately 35,200 holders of record. The closing price per share of the Corporation’s common stock on February 18, 2022 was $18.33. The common stock of the Corporation is traded on the Global Select Market of The Nasdaq Stock Market under the symbol FULT.
The following table presents the quarterly high and low prices of the Corporation’s stock and per share cash dividends declared for each of the quarterly periods in 2021 and 2020:

	Price Range		Per Share Dividend
	High	Low
2021
First Quarter	$18.41	$12.41	$0.14
Second Quarter	18.34	15.46	0.14
Third Quarter	16.27	14.16	0.14
Fourth Quarter	17.39	15.28	0.22
2020
First Quarter	$17.62	$10.07	$0.13
Second Quarter	12.97	8.91	0.13
Third Quarter	10.88	8.89	0.13
Fourth Quarter	13.67	9.15	0.17
Restrictions on the Payments of Dividends
The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries and depends on the payment of dividends from its subsidiaries, principally its banking subsidiary, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on compliance with applicable federal regulatory requirements and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiaries to pay dividends or make other payments to the Corporation. In addition, dividends on the Corporation’s common stock may not be declared, paid or set aside for payment, unless the full dividends for the immediately preceding dividend payment period for the Corporation’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in Item 1. "Business;" Item 1A. "Risk Factors - The Corporation is a holding company and relies on dividends and other payments from its subsidiaries for substantially all of its revenue and its ability to make dividend payments, distributions and other payments," under "Risks Related to an Investment in the Corporation’s Securities;" and "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation’s Employee Equity Plan and the number of securities remaining available for future issuance under the Employee Equity Plan, Directors' Plan and the ESPP as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,302,330	$11.57	11,073,621
Equity compensation plans not approved by security holders	—	—	—
Total	2,302,330	$11.57	11,073,621

(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,162,030 PSUs, which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, 239,591 stock option units, 738,201 time-vested RSUs granted under the Employee Equity Plan and 162,508 time-vested RSUs granted under the Directors' Plan.
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity and the Directors' Plan.
(3) Consists of 9,634,000 shares that may be awarded under the Employee Equity Plan, 109,000 shares that may be awarded under the Directors' Plan and 1,330,621 shares that may be purchased under the ESPP. Excludes accrued purchase rights under the ESPP as of December 31, 2021 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph
The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of the Corporation during the five-year period ended December 31, 2021, compared with (1) the Nasdaq Bank Index and (2) the Standard and Poor's 500 index ("S&P 500"). The graph is not indicative of future price performance.
The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Index Value
240
220
200
180
160
140
120
100
80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Fulton Financial Corporation
S&P 500
Nasdaq Bank Index

	Year Ending December 31
Index	2016	2017	2018	2019	2020	2021
Fulton Financial Corporation	$100.00	$97.62	$86.99	$101.10	$77.24	$106.80
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Nasdaq Bank Index	$100.00	$104.14	$86.09	$102.99	$90.82	$129.20

Issuer Purchases of Equity Securities

The following table presents the Corporation's monthly repurchases of our common stock during the fourth quarter of 2021:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]

October 1, 2021 to October 31, 2021	200,430	$15.74	200,430	$45,754,230
November 1, 2021 to November 30, 2021	54,773	15.75	54,773	44,891,823
December 1, 2021 to December 31, 2021	856,290	16.05	856,290	31,147,473
1 Excludes immaterial shares repurchased to settle employee tax withholding related to the vesting of stock awards.
2 On February 9, 2021, the Corporation announced that its board of directors approved the repurchase of up to $75.0 million of the Corporation's outstanding common stock through December 31, 2021. On November 19, 2021, the Corporation announced that its board of directors had approved the extension of this program through March 31, 2022.

Item 6. Selected Financial Data
The information previously required by Item 6 of this 10-K has been intentionally omitted, as permitted by the SEC in connection with its adoption of its final rules regarding the amendment to modernize, simplify, and enhance financial disclosure requirements of registrants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Corporation, a financial holding company registered under the BHCA and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•the impact of adverse conditions in the economy and financial markets on the performance of the Corporation’s loan portfolio and demand for the Corporation's products and services;
•the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, the Corporation's participation in the PPP and other COVID-19 relief programs, and the direct and indirect impacts of the pandemic on the Corporation, its customers and third parties;
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
•the replacement of LIBOR as a benchmark reference rate;
•the effects of changes in interest rates on demand for the Corporation's products and services;
•the effects of changes in interest rates or disruptions in liquidity markets on the Corporation's sources of funding;
•the effects of the extensive level of regulation and supervision to which the Corporation and Fulton Bank are subject;
•the effects of the significant amounts of time and expense associated with regulatory compliance and risk management;
•the potential for negative consequences resulting from regulatory violations, investigations and examinations, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions, the need to undertake remedial actions and possible damage to the Corporation's reputation;
•the continuing impact of the Dodd-Frank Act on the Corporation's business and results of operations;
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
•the effects of negative publicity on the Corporation's reputation;
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
•the potential effects of climate change on the Corporation's business and results of operations;
•the effects of concerns relating to the Corporation's ESG posture, including potential adverse impacts on the Corporation's reputation and the market value of its securities;
•the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;
•the Corporation's ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;
•the effects of changes in accounting policies, standards, and interpretations on the Corporation's reporting of its financial condition and results of operations;
•the impact of operational risks, including the risk of human error, inadequate or failed internal processes and systems, computer and telecommunications systems failures, faulty or incomplete data and an inadequate risk management framework;
•the impact of failures of third parties upon which the Corporation relies to perform in accordance with contractual arrangements;
•the failure or circumvention of the Corporation's system of internal controls;
•the loss of, or failure to safeguard, confidential or proprietary information;
•the Corporation's failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyber-attacks;
•the Corporation's ability to keep pace with technological changes;
•the Corporation's ability to attract and retain talented personnel;
•capital and liquidity strategies, including the Corporation's ability to comply with applicable capital and liquidity requirements, and the Corporation's ability to generate capital internally or raise capital on favorable terms;
•the Corporation's reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions; and
•the effects of any downgrade in the Corporation or Fulton Bank's credit ratings on each of their borrowing costs or access to capital markets.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	2021	2020
Net income (in thousands)	$275,497	$178,040
Net income available to common shareholders (in thousands)	$265,220	$175,905
Diluted net income available to common shareholders per share	$1.62	$1.08
Return on average assets, annualized	1.05%	0.73%
Return on average equity	10.64%	7.45%
Return on average common shareholders' equity (tangible) (1)	13.58%	9.66%
Net interest margin (2)	2.78%	2.86%
Efficiency ratio (1)	63.1%	65.7%
Non-performing assets to total assets	0.60%	0.58%
Annualized net charge-offs to average loans	0.07%	0.05%
(1)Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures,".
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

Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure as of and for the year ended December 31:

	2021	2020	2019
	(in thousands, except per share data and percentages)
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$265,220	$175,905	$226,339
Plus: Intangible amortization, net of tax	462	417	1,127
Numerator	$265,682	$176,322	$227,466

Average common shareholders' equity	$2,685,946	$2,391,649	$2,306,070
Less: Average goodwill and intangible assets	(536,621)	(535,196)	(534,120)
Less: Average preferred stock	(192,878)	(32,084)	—
Average tangible common shareholders' equity (denominator)	$1,956,447	$1,824,369	$1,771,950
Return on average common shareholders' equity (tangible)	13.58%	9.66%	12.84%

Efficiency ratio
Non-interest expense	$617,830	$579,440	$567,736
Less: Amortization of tax credit investments	(6,187)	(6,126)	(6,021)
Less: Intangible amortization	(589)	(529)	(1,427)
Less: Prepayment penalty on FHLB advances	(33,249)	(2,878)	(4,326)
Numerator	$577,805	$569,907	$555,962

Net interest income	$663,730	$629,207	$648,389
Tax equivalent adjustment	12,296	12,303	12,967
Plus: Total non-interest income	273,745	229,388	216,159
Less: Investment securities gains, net	(33,516)	(3,053)	(4,733)
Denominator	$916,255	$867,845	$872,782
Efficiency ratio	63.1%	65.7%	63.7%

Non-performing assets to common shareholders' equity (tangible) and ACL - loans
Non-performing assets (numerator)	$153,936	$151,305	$147,986

Shareholders' equity	$2,712,680	$2,616,828	$2,342,176
Less: Preferred Stock	(192,878)	(192,878)	—
Less: Goodwill and intangible assets	(538,053)	(536,659)	(535,303)
Tangible common shareholders' equity	1,981,749	1,887,291	1,806,873
Plus: ACL - loans	249,001	277,567	166,209
Tangible common shareholders' equity and ACL - loans (denominator)	$2,230,750	$2,164,858	$1,973,082
Non-performing assets to tangible common shareholders' equity and ACL - loans	6.90%	6.99%	7.50%

(1) Presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2019 through 2021.

COVID-19 Pandemic

The COVID-19 pandemic has caused substantial disruptions in economic and social activity, both globally and in the United States. The spread of COVID-19, and related governmental actions to respond to the pandemic have caused severe disruptions in the U.S. economy, which have, in turn, disrupted, and will likely continue to disrupt, the business, activities, and operations of the Corporation’s customers as well as the Corporation’s own business and operations. In many locations throughout the U.S., the spread of COVID-19 decreased through much of 2021. However, due in large part to the increased spread of a new, more transmissible coronavirus variant, the number of individuals diagnosed with COVID-19 in the U.S. increased substantially late in 2021 causing continued governmental responses. The resulting impacts of the pandemic have continued to cause changes in consumer and business spending, borrowing needs and saving habits that have and will likely continue to affect the demand for loans and other products and services the Corporation offers, as well as the creditworthiness of its borrowers. The significant impact on commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Corporation’s markets, may cause customers, vendors and counterparties to be unable to meet existing payment or other obligations to the Corporation.

While employment and the national economy are showing signs of recovery, there is still significant uncertainty concerning the breadth and duration of the economic and social disruptions caused by the COVID-19 pandemic and their impact on the U.S. economy. The extent to which the pandemic continues to impact the Corporation’s operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing progression of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19 and its variants, including vaccine-resistant variants, and the actions taken to contain it or treat its impact. Moreover, although multiple COVID-19 vaccines and booster vaccines have received regulatory approval and are currently being distributed throughout the U.S. and the world, a significant portion of the population remains unvaccinated. If the pandemic continues to cause significant negative impacts to economic conditions, the Corporation’s results of operations, financial condition and cash flows could be materially adversely impacted.

The Corporation’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. In an effort to mitigate the spread of COVID-19, the Corporation adjusted service models at certain of its financial center locations, including limiting some locations to drive-up and ATM services only, offering lobby access by appointment only, and encouraging the Corporation’s customers to use electronic banking platforms. A significant portion of the Corporation’s employees has transitioned to remote or hybrid onsite-remote working arrangements as a result of the COVID-19 pandemic, which, in addition to requiring added support from the Corporation’s information technology infrastructure, increases cybersecurity risks.

COVID-19 has significantly affected the financial markets and has resulted in a number of responses by the U.S. government, including reductions in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Corporation’s net interest income and margins and the Corporation’s profitability.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses that meet eligibility requirements in order to keep their workers on the payroll and fund specified operating expenses. Subsequent legislation extended the authority of the SBA to guaranty loans under the PPP through August 8, 2020. In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act reauthorized the SBA to guarantee loans under the PPP through March 31, 2021, and the PPP Extension Act of 2021 extended that authorization through June 30, 2021 for applications received by the SBA prior to June 1, 2021. From the inception of the PPP through December 31, 2021, the Corporation funded a total of approximately $2.7 billion of loans under the PPP. Through December 31, 2021, a total of $2.2 billion of those PPP loans have qualified for loan forgiveness and have been repaid by the SBA.

A series of stimulus payments to eligible consumers, enhanced unemployment benefits provided by the federal government and traditional, state-provided unemployment compensation, as well as other forms of relief provided to consumers and businesses, have helped to limit some of the adverse impacts of COVID-19 and, together with other factors, have contributed to significant growth in the Corporation’s customer deposit balances since the onset of the pandemic. The reduction, expiration or discontinuation of these measures may adversely impact the recovery of economic activity and the ability of borrowers to meet their payment and other obligations to the Corporation, either of which could require the Corporation to increase the ACL through provisions for credit losses. Further, if economic activity continues to recover, and consumer spending and business investment increase, customers may be less likely to maintain deposit balances with the Corporation at recent levels and may require the Corporation to increase its reliance on alternative or higher-cost sources of funding.

The impact of COVID-19 on the Corporation’s financial results is evolving and uncertain. The Corporation has limited exposure to some of the industries that were initially most significantly impacted by COVID-19, such as hospitality and food services, energy and entertainment, and most of these loans are secured by real estate and other forms of collateral. While many areas of the economy continue to show signs of recovery, the lingering effects of the pandemic, particularly in certain sectors of the economy, or a resurgence in COVID-19 infections that prompts the continuation or imposition of governmental restrictions on activities, may result in decreased demand for the Corporation’s loan products. In addition, the decline in economic activity occurring due to COVID-19 and the actions by the FOMC with respect to interest rates are likely to affect the Corporation’s net interest income, non-interest income and credit-related losses for an uncertain period of time. See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

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

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, and OBS credit exposures. Results for 2020 are presented under CECL, and prior years' results are reported in accordance with the previously applicable incurred loss methodology. The Corporation recorded an increase of $58.3 million to the ACL on January 1, 2020, primarily as a result of the adoption of CECL. Retained earnings decreased $43.8 million and DTAs increased by $12.4 million on January 1, 2020, representing the cumulative effect of adoption.

Financial Highlights

Following is a summary of the financial highlights for the year ended December 31, 2021:

•Net Income Per Share - Diluted net income per share increased $0.54, or 50.0%, to $1.62 in 2021 compared to $1.08 in 2020. The increase in net income per share was due to a $89.3 million, or 50.8%, increase in net income available to common shareholders.

•Net Interest Income - The $34.5 million, or 5.5%, increase in net interest income before provision for credit losses primarily resulted from $59.0 million in PPP loan fees.

◦Net Interest Margin - For the year ended December 31, 2021, net interest margin decreased to 2.78%, or 8 bps compared to 2020, driven by a 34 bps decrease in the yield on interest-earning assets, partially offset by a 27 bps decrease on cost of funds.

◦Loan Growth - Average Net Loans grew by $0.4 billion, or 2.0%, in comparison to 2020. Included in average Net Loans were PPP loans that had an average balance of $1.1 billion, a decrease of $0.1 billion from 2020. The increase in average Net Loans was mainly driven by a $0.6 billion increase in the residential mortgage loan portfolio.

◦Deposit Growth - Average deposits increased $2.3 billion, or 12.0%, in comparison to 2020. The increase was the result of growth in total demand and savings. At December 31, 2021, the loan-to-deposit ratio was 84.9%, as compared to 90.7% at December 31, 2020.

•Asset Quality - Non-performing assets increased $2.6 million, or 1.7%, as of December 31, 2021 compared to December 31, 2020. Net charge-offs to average loans outstanding were 0.07% for the year ended December 31, 2021 compared to 0.05% for the year ended December 31, 2020. The provision for credit losses decreased $91.5 million, to $(14.6) million, for the year ended December 31, 2021 compared to $76.9 million for the same period in 2020. The higher provision in 2020 was largely driven by the adoption of CECL, which, as a result of an overall downturn in economic forecasts due to COVID-19, resulted in increases in the ACL due to higher expected future credit losses under CECL. The reduction of provision in 2021 is largely driven by improved economic conditions in comparison to 2020.

•Non-Interest Income - Non-interest income, excluding investment securities gains, increased $13.9 million, or 6.1%, in comparison to 2020. The increase was primarily due to increases of $12.7 million in wealth management, $7.1 million in income from equity method investments and $3.9 million in consumer banking income, offset by declines of $8.7 million in mortgage banking income, due to a $29.2 million decline in income from loan sales, partially offset by a net favorable pre-tax income change attributable to the mortgage servicing rights valuation allowance as compared to 2020 of $20.4 million. Specifically, Fulton increased the mortgage servicing valuation allowance by $10.5 million in 2020. The Corporation reduced the valuation allowance by $9.9 million in 2021. As of December 31, 2021, the mortgage servicing rights valuation allowance remaining was $0.6 million.

•Investment Securities Gains/Balance Sheet Restructurings - During both 2021 and 2020 the Corporation completed limited balance sheet restructurings which included sales of investment securities, corresponding prepayments of

FHLB advances and in 2021, the cash tender offer for certain of its outstanding senior and subordinated notes. As a result, investment securities gains totaled $33.5 million in 2021, as compared to $3.1 million in 2020, a $30.4 million increase. In addition, included in non-interest expense were debt extinguishment costs on FHLB advances of $33.2 million and $2.9 million incurred during 2021 and 2020, respectively.

•Non-Interest Expense - Total non-interest expense increased $38.4 million, or 6.6%, to $617.8 million in 2021 in comparison to 2020. Non-interest expense, excluding debt extinguishment costs of $33.2 million, was $584.6 million, an increase of $21.3 million, or 3.8%, compared to non-interest expenses of $563.2 million in 2020, which excludes expenses associated with cost savings initiatives of $16.2 million. Excluding the net decrease in severance costs of $5.9 million, the increase in non-interest expense over 2020 was primarily due to increases in salaries and employee benefits of $10.6 million, attributable to a $12.7 million increase in incentive compensation and bonuses. Also contributing to the increase in non-interest expense were $8.4 million in data processing and software and $2.8 million in other outside services expense, partially offset by a $3.2 million decrease in professional fees.

•Income Taxes - Income tax expense for 2021 resulted in an ETR of 17.6%, as compared to 12.0% for 2020. The ETR was higher mainly due to higher income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs.

•Long-term Borrowings - During 2021, the Corporation prepaid FHLB advances reducing the long-term balance to zero from $536.0 million. Also, in the first quarter of 2021, the Corporation completed a cash tender offer for $75.0 million of 4.50% subordinated debt due in 2024 and $60 million of 3.60% senior notes due in 2022. In March 2020, the Corporation issued a total of $375.0 million of subordinated notes, with $200.0 million of subordinated notes due in 2030 having a fixed-to-floating rate of 3.25% and an effective rate of 3.35% and $175.0 million of subordinated notes due in 2035 having a fixed-to-floating rate of 3.75% and an effective rate of 3.85%.

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

Allowance for Credit Losses - The Corporation adopted CECL in the first quarter of 2020. In accordance with CECL, the ACL, which includes both the ACL - loans and the ACL - OBS credit exposures, is based on estimated losses over the remaining expected life of loans and OBS exposures. Management's determination of the appropriateness of the reserve is based on periodic evaluations of the loan portfolio, lending-related commitments, current and forecasted economic factors and other relevant factors.

In determining the ACL, the Corporation uses three inputs in the model estimate. These inputs are PD, which estimates the likelihood that a borrower will be unable to meet its debt obligations; LGD, which estimates the share of an asset that is lost if a borrower defaults; and EAD, which estimates the gross exposure under a facility upon default. The PD models were developed based on historical default data. Both internal and external variables are evaluated in the process. The main internal variables are risk rating or delinquency history, and the external variables are economic variables obtained from third-party provided forecasts. Management applies risk-rating transition matrices to pools of loans and lending-related commitments with similar risk characteristics to determine default probabilities, utilizes economic forecasts, applies modeled LGD results to associated EAD and incorporates modeled overlays and qualitative adjustments to estimate ACL. As such, the calculation of the ACL is inherently subjective and requires management to exercise significant judgment.

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

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. Qualitative adjustments have increased compared to those at the time of the adoption of CECL on January 1, 2020 primarily as a result of uncertainties related to the economic impact of COVID-19, including consideration for the future performance of loans that received deferrals or forbearances as a result of COVID-19 and the impact COVID-19 had on certain industries where the quantitative models were not fully capturing the appropriate level of risk. The impact from qualitative adjustments on the ACL decreased in 2021 with the improvement in economic conditions.

The ACL was $249.0 million and $277.6 million on December 31, 2021 and December 31, 2020, respectively. The decrease of $28.6 million was primarily a result of improved economic conditions.

The Corporation performs loan loss sensitivity analysis on a quarterly basis to determine the impact of varying economic conditions based on Moody's model projections. Our sensitivity analysis does not represent management's view of expected credit losses at the balance sheet date. One scenario identified below the base case projection includes a slowdown in near-term economic growth. This scenario resulted in a hypothetical increase to the ACL of approximately $13.8 million.

For further discussion of the methodology used in the determination of the ACL, refer to Note 1, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Income Taxes – The provision for income taxes is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. DTAs or deferred tax liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

The Corporation must also evaluate the likelihood that DTAs will be recovered through future taxable income. If any such assets are determined to be more likely than not unrecoverable, then a valuation allowance must be recognized. The assessment of the carrying value of DTAs is based on certain assumptions, the changes of which could have a material impact on the Corporation's consolidated financial statements.

On a periodic basis, the Corporation evaluates its income tax provision based on tax laws, regulations and financial reporting considerations and records adjustments as appropriate. Recognition and measurement of tax positions is based upon management's evaluations of current taxing authorities' examinations of the Corporation's tax returns, recent positions taken by the taxing authorities on similar transactions and the overall tax environment.

The provision for income taxes was $58.7 million and $24.2 million on December 31, 2021 and December 31, 2020, respectively.

Recently Issued Accounting Standards

For a description of accounting standards recently issued, but not yet adopted by the Corporation, see "Recently Issued Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation’s net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2021 compared to 2020 and 2019. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2021			2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Net Loans (1)	$18,627,787	$644,387	3.46%	$18,270,390	$662,785	3.63%	$16,430,347	$747,119	4.55%
Taxable investment securities (2)	2,665,416	55,351	1.88	2,182,410	58,173	2.66	2,278,448	62,556	2.74
Tax-exempt investment securities (2)	1,007,834	30,974	3.07	825,057	26,641	3.22	500,398	17,998	3.57
Total investment securities	3,673,250	86,325	2.35	3,007,467	84,814	2.82	2,778,846	80,554	2.89
Loans held for sale	39,211	1,302	3.32	60,015	2,077	3.46	25,795	1,351	5.24
Other interest-earning assets	2,014,954	3,694	0.18	1,120,727	5,504	0.49	445,008	9,249	2.08
Total interest-earning assets	24,355,202	735,708	3.02	22,458,599	755,180	3.36	19,679,996	838,273	4.26
Noninterest-earning assets:
Cash and due from banks	165,942			139,146			119,144
Premises and equipment	228,708			238,864			239,376
Other assets	1,686,053			1,746,956			1,385,689
Less: ACL - loans (3)	(265,572)			(249,848)			(166,165)
Total Assets	$26,170,333			$24,333,717			$21,258,040
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$5,979,479	$3,662	0.06%	$5,278,941	$11,390	0.22%	$4,384,059	$33,348	0.76%
Savings and money market deposits	6,306,967	4,936	0.08	5,550,234	14,654	0.26	5,018,381	41,823	0.83
Brokered deposits	286,901	1,096	0.38	310,763	2,387	0.77	245,501	5,779	2.35
Time deposits	1,939,446	20,311	1.05	2,546,305	41,615	1.63	2,869,326	50,825	1.77
Total interest-bearing deposits	14,512,793	30,005	0.21	13,686,243	70,046	0.51	12,517,267	131,775	1.05
Short-term borrowings	513,092	583	0.11	810,583	5,227	0.64	849,679	14,543	1.70
Long-term borrowings	784,871	29,094	3.71	1,254,300	38,398	3.06	942,600	30,599	3.25
Total interest-bearing liabilities	15,810,756	59,682	0.38	15,751,126	113,671	0.72	14,309,546	176,917	1.24
Noninterest-bearing liabilities:
Demand deposits	7,211,153			5,714,803			4,249,294
Other liabilities	462,478			476,139			393,130
Total Liabilities	23,484,387			21,942,068			18,951,970
Total deposits/Cost of deposits	21,723,946		0.14	19,401,046		0.36	16,766,561		0.79
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	23,021,909		0.26	21,465,929		0.53	18,558,840		0.95
Shareholders’ equity	2,685,946			2,391,649			2,306,070
Total Liabilities and Shareholders’ Equity	$26,170,333			$24,333,717			$21,258,040
Net interest income/net interest margin (FTE)		676,026	2.78%		641,509	2.86%		661,356	3.36%
Tax equivalent adjustment		(12,296)			(12,302)			(12,967)
Net interest income		$663,730			$629,207			$648,389
(1)Average balances include non-performing loans.
(2)         Average balances include amortized historical cost for AFS securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for Net Loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

Comparison of 2021 to 2020

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2021 vs. 2020 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(in thousands)
Interest income on:
Net loans (1)	$12,882	$(31,280)	$(18,398)
Taxable investment securities	13,430	(16,252)	(2,822)
Tax-exempt investment securities	5,625	(1,292)	4,333
Loans held for sale	(694)	(81)	(775)
Other interest-earning assets	2,866	(4,676)	(1,810)
Total interest income	$34,109	$(53,581)	$(19,472)
Interest expense on:
Demand deposits	$1,414	$(9,142)	$(7,728)
Savings deposits	1,689	(11,407)	(9,718)
Brokered deposits	(170)	(1,121)	(1,291)
Time deposits	(8,545)	(12,759)	(21,304)
Short-term borrowings	(1,426)	(3,218)	(4,644)
Long-term borrowings	(16,337)	7,033	(9,304)
Total interest expense	$(23,375)	$(30,614)	$(53,989)
(1) Average balance includes non-performing loans.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

FTE net interest income increased $34.5 million, or 5.4%, to $676.0 million in 2021. Net interest margin decreased 8 bps to 2.78% in 2021 from 2.86% in 2020. As summarized above, FTE interest income decreased $53.6 million as the result of a 34 bps decrease in the yield on interest-earning assets, and increased $34.1 million as the result of a $1.9 billion, or 8.4%, increase in average interest-earning assets, primarily in investments and loans. The yield on the loan portfolio decreased 17 bps, to 3.46%, largely due to decreases in the Fed Funds Rate in 2020 and corresponding decreases in loan index rates. At that time, all variable and certain adjustable rate loans repriced to lower rates as a result of these interest rate decreases, and yields on new loan originations were lower than the average yield on the loan portfolio. Adjustable rate loans reprice on dates specified in loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. Therefore, the benefit of increases or the reverse effect of decreases in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $54.0 million, with a 34 bps decrease in the rate on average interest-bearing liabilities contributing $30.6 million to this decrease. In addition, a shift into lower-cost demand deposits and savings and money market deposits, which increased $1.5 billion collectively, combined with a decrease in higher-cost time deposits, short-term borrowings and long-term borrowings of $1.4 billion, were the primary drivers for $23.4 million of the reduction in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2021		2020
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,149,712	3.14%	$6,928,269	3.53%	$221,443	3.2%
Commercial and industrial (1)	5,052,856	2.64	5,501,317	3.10	(448,461)	(8.2)
Real estate – residential mortgage	3,501,072	3.40	2,876,538	3.80	624,534	21.7
Real estate – home equity	1,141,042	3.85	1,255,094	4.11	(114,052)	(9.1)
Real estate – construction	1,078,350	3.08	965,534	3.64	112,816	11.7
Consumer	456,427	3.99	466,419	4.16	(9,992)	(2.1)
Equipment lease financing	252,104	3.89	281,859	3.93	(29,755)	(10.6)
Other (2)	(3,776)	—	(4,640)	—	864	18.6
Total loans	$18,627,787	3.46%	$18,270,390	3.63%	$357,397	2.0%
(1) Includes average PPP loans of $1.1 billion and $1.3 billion for the years ended December 31, 2021 and 2020, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $357.4 million, or 2.0%, which contributed $12.9 million to FTE interest income. The increase was driven largely by growth in residential and commercial mortgage loans, partially offset by a decrease in commercial and industrial loans, primarily due to the decrease in PPP loans. The yield on average loans decreased 17 bps resulting in a decrease in FTE interest income of $31.2 million.

Average investment securities increased $665.8 million, or 22.1%, in comparison to 2020, which contributed a $19.1 million increase in FTE interest income, offset by a decrease of 47 bps in investment yield, resulting in a $17.5 million decrease in FTE interest income. Other interest-earning assets increased $894.2 million, contributing $2.9 million to FTE interest income. The yield on other interest-earning assets decreased 31 bps in comparison to 2020, as a result of the Fed Funds Rate decreases during 2020, resulting in a $4.7 million decrease in FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,211,153	—%	$5,714,803	—%	$1,496,350	26.2%
Interest-bearing demand	5,979,479	0.06	5,278,941	0.22	700,538	13.3
Savings	6,306,967	0.08	5,550,234	0.26	756,733	13.6
Total demand and savings	19,497,599	0.04	16,543,978	0.16	2,953,621	17.9
Brokered deposits	286,901	0.38	310,763	0.77	(23,862)	(7.7)
Time deposits	1,939,446	1.05	2,546,305	1.63	(606,859)	(23.8)
Total deposits	$21,723,946	0.14%	$19,401,046	0.36%	$2,322,900	12.0%

The cost of interest-bearing deposits decreased 30 bps, to 0.21%, from 0.51% in 2020, resulting in a $34.4 million decrease in interest expense compared to 2020. These rates do not include the impact of non-interest bearing deposits, which lowered the cost of total deposits to 0.14% and 0.36% in 2021 and 2020, respectively. The decrease in deposit costs was primarily the result of reductions in deposit rates resulting from decreases in the Fed Funds Rate. The majority of deposit rates are discretionary, with the exception of indexed municipal deposit balances. The average balance of interest-bearing deposits increased $0.8 billion, or 6.0%, in comparison to 2020.

Average borrowings and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$513,092	0.11%	$553,033	0.28%	$(39,941)	(7.2)%
Federal funds purchased	—	—	64,918	0.82	(64,918)	N/M
FHLB advances and other borrowings (2)	—	—	192,632	1.61	(192,632)	N/M
Total short-term borrowings	513,092	0.11	810,583	0.64	(297,491)	(36.7)
Long-term borrowings:
FHLB advances	126,677	1.80	557,596	1.86	(430,919)	(77.3)
Other long-term borrowings	658,194	4.07	696,704	4.02	(38,510)	(5.5)
Total long-term borrowings	784,871	3.71	1,254,300	3.06	(469,429)	(37.4)
Total borrowings	$1,297,963	2.29%	$2,064,883	2.11%	$(766,920)	(37.1)%
(1) Includes short-term promissory notes.
(2) Represents FHLB advances with an original maturity term of less than one year.

Total average borrowings decreased $766.9 million, or 37.1%, while the total borrowings rate increased 18 bps, to 2.29% compared to 2020. Total average short-term borrowings decreased $297.5 million, or 36.7%, due to the corporate restructuring. The cost of average short-term borrowings decreased 53 bps to 0.11% in 2021, largely due to the restructuring and partial year 2020 net impact of changes in the Fed Funds Rate versus a full year in 2021.

Average long-term borrowings decreased $469.4 million, or 37.4%, and the long-term borrowings rate increased 65 bps compared to 2020, primarily due to a decrease in FHLB advances.

Comparison of 2020 to 2019

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2020 vs. 2019 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(in thousands)
Interest income on:
Net loans (1)	$77,662	$(161,996)	$(84,334)
Taxable investment securities	(3,323)	(1,059)	(4,382)
Tax-exempt investment securities	10,576	(1,933)	8,643
Loans held for sale	1,308	(582)	726
Other interest-earning assets	6,909	(10,654)	(3,745)
Total interest income	$93,132	$(176,224)	$(83,092)
Interest expense on:
Demand deposits	$4,863	$(26,821)	$(21,958)
Savings deposits	4,025	(31,194)	(27,169)
Brokered deposits	959	(4,351)	(3,392)
Time deposits	(5,409)	(3,801)	(9,210)
Short-term borrowings	(641)	(8,675)	(9,316)
Long-term borrowings	9,627	(1,828)	7,799
Total interest expense	$13,424	$(76,670)	$(63,246)
(1) Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

In March 2020, the FOMC decreased the Fed Funds Rate by a total of 150 bps in response to COVID-19. These changes in the Fed Funds Rate resulted in corresponding decreases to the index rates for the Corporation's variable and adjustable rate loans, primarily the prime rate and LIBOR, as well as for certain interest-bearing liabilities.

FTE net interest income decreased $19.8 million, or 3.0%, to $641.5 million in 2020. Net interest margin decreased 50 bps to 2.86% in 2020 from 3.36% in 2019. As summarized above, FTE interest income decreased $176.2 million as the result of a 90 basis point decrease in the yield on interest-earning assets, and increased $93.1 million as the result of a $2.8 billion, or 14.1%, increase in average interest-earning assets, primarily loans. The yield on the loan portfolio decreased 92 bps, to 3.63%, largely due to the aforementioned decreases in the Fed Funds Rate in 2020 and corresponding decreases to loan index rates. All variable and certain adjustable rate loans repriced to lower rates as a result of these interest rate decreases, and yields on new loan originations were lower than the yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. Therefore, the benefit of increases or the reverse effect of decreases in index rates on adjustable rate loans may not be fully realized until future periods. In addition, 2020 interest income included $6.5 million of unamortized origination fees and direct origination costs recognized as interest income at the time of PPP loan forgiveness, which was in addition to the normal amortization of those items of approximately $22.5 million recognized in 2020.

Interest expense decreased $63.2 million, with a 52 bps decrease in the rate on average interest-bearing liabilities contributing $76.7 million to this decrease, partially offset by a $13.4 million increase in expense as a result of a $1.4 billion, or 10.1% increase in interest-bearing liabilities, primarily demand deposits and long-term borrowings. The rates on average interest-bearing demand and savings accounts decreased 54 and 57 bps, respectively, which contributed $26.8 million and $31.2 million to the decrease in interest expense, respectively. In addition, the 106 bps decrease in the cost of short-term borrowings contributed $8.7 million to the decrease in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2020		2019
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$6,928,269	3.53%	$6,463,783	4.56%	$464,486	7.2%
Commercial and industrial(1)	5,501,317	3.10	4,473,549	4.52	1,027,768	23.0
Real estate - residential mortgage	2,876,538	3.80	2,441,684	4.05	434,854	17.8
Real estate - home equity	1,255,094	4.11	1,382,908	5.23	(127,814)	(9.2)
Real estate - construction	965,534	3.64	928,183	4.79	37,351	4.0
Consumer	466,419	4.16	448,205	4.42	18,214	4.1
Equipment lease financing	281,859	3.93	279,489	4.40	2,370	0.8
Other (2)	(4,640)	—	12,546	—	(17,186)	(137.0)
Total loans	$18,270,390	3.63%	$16,430,347	4.55%	$1,840,043	11.2%
(1) Includes average PPP loans of $1.3 billion for the year ended December 31, 2020..
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

Average investment securities increased $228.6 million, or 8.2%, in comparison to 2019, which contributed a $7.3 million increase in FTE interest income. This increase was partially offset by a 7 bps decrease in yields, resulting in a $3.0 million decrease in FTE interest income. Other interest-earning assets increased $675.7 million, primarily the result of an increase in cash pledged with counterparties for interest rate swap contracts, contributing $6.9 million to FTE interest income. The yield on other interest-earning assets decreased 159 bps in comparison to 2019, as a result of the Fed Funds Rate decreases during 2020, resulting in a $10.7 million decrease in FTE interest income.

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

The cost of interest-bearing deposits decreased 54 bps to 0.51% from 1.05% in 2019 and contributed $66.2 million to the decrease in interest expense compared to 2019. These rates do not include the impact of non-interest bearing deposits, which lowered cost of total deposits to 0.36% and 0.79% in 2020 and 2019, respectively. The decrease in the cost was mainly as a result of reductions in deposit rates in response to the FOMC reductions to the Fed Funds Rate as well as deposit rate decreases implemented after the Fed Funds Rate cuts during the second half of 2019. The majority of deposit rates are discretionary, with the exception of indexed municipal balances. The average balance of interest-bearing deposits increased $1.2 billion, or 9.3%, partially offsetting the decrease in interest expense by $4.4 million in comparison to 2019.

Average borrowings and interest rates, by type, are summarized in the following table:

	2020		2019		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$553,033	0.28%	$355,983	0.77%	$197,050	55.4%
Federal funds purchased	64,918	0.82	132,578	2.20	(67,660)	(51.0)
FHLB advances and other borrowings (2)	192,632	1.61	361,118	2.43	(168,486)	(46.7)
Total short-term borrowings	810,583	0.64	849,679	1.70	(39,096)	(4.6)
Long-term borrowings:
FHLB advances	557,596	1.86	555,229	2.38	2,367	0.4
Other long-term borrowings	696,704	4.02	387,371	4.48	309,333	79.85
Total long-term borrowings	1,254,300	3.06	942,600	3.25	311,700	33.1
Total borrowings	$2,064,883	2.11%	$1,792,279	2.51%	$272,604	15.2%
(1) Includes short-term promissory notes.
(2) Represents FHLB advances with an original maturity term of less than one year.

Total average borrowings increased $272.6 million, or 15.2%, while the total cost of borrowings decreased 40 bps, to 2.11% compared to 2019. Total average short-term borrowings decreased $39.1 million, or 4.6%, due to a decrease in short-term FHLB advances and other borrowings and federal funds purchased, partially offset by increases in average customer funding. The cost of short-term borrowings decreased 106 bps to 0.64% in 2020, largely due to the net impact of the changes in the Fed Funds Rate.

Average long-term borrowings increased $311.7 million, or 33.1%, and the rate decreased 19 bps compared to 2019, as a result of the issuance of $375.0 million of subordinated notes in March of 2020.

Provision for Credit Losses

The provision for credit losses decreased $91.5 million, to $(14.6) million, for the year ended December 31, 2021. The decrease was primarily the result of an improvement in economic conditions. See additional details under "Loans and Allowance for Credit Losses" in the "Financial Condition" section below.

Non-Interest Income and Expense
Comparison of 2021 to 2020
Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$26,121	$23,139	$2,982	12.9%
Cash management	20,865	18,725	2,140	11.4
Capital markets	9,381	18,288	(8,907)	(48.7)
Other commercial banking	12,322	10,134	2,188	21.6
Total commercial banking	68,689	70,286	(1,597)	(2.3)
Consumer banking:
Card	23,505	19,777	3,728	18.9
Overdraft	12,844	12,556	288	2.3
Other consumer banking	9,195	9,265	(70)	(0.8)
Total consumer banking	45,544	41,598	3,946	9.5
Wealth management fees	71,798	59,058	12,740	21.6
Mortgage banking:
Gains on sales of mortgage loans	24,380	53,599	(29,219)	(54.5)
Mortgage servicing income	9,196	(11,290)	20,486	N/M
Total mortgage banking	33,576	42,309	(8,733)	(20.6)
Other	20,622	13,084	7,538	57.6
Non-interest income before investment securities gains	240,229	226,335	13,894	6.1
Investment securities gains, net	33,516	3,053	30,463	N/M
Total Non-Interest Income	$273,745	$229,388	$44,357	19.3%
Excluding net investment securities gains, non-interest income increased $13.9 million, or 6.1%, in 2021, as compared to 2020.

Total commercial banking income decreased $1.6 million, or 2.3% compared to 2020, driven mainly by a decrease in capital market revenues.

Total consumer banking increased $3.9 million, or 9.5%, compared to 2020, driven primarily by higher card income.

Wealth management revenues increased $12.7 million, or 21.6%, resulting primarily from an increase in client asset levels and improved overall market performance.

Mortgage banking income decreased $8.7 million, or 20.6%, mainly due to reduced gains on sales of mortgage loans, partially offset by an increase in mortgage servicing income.

Investment securities gains increased $30.5 million, primarily due to the sale of Visa Class B restricted shares, as part of the balance sheet restructuring undertaken in 2021.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Salaries and employee benefits	$329,138	$324,395	$4,743	1.5%
Data processing and software	56,440	48,073	8,367	17.4
Net occupancy	53,799	53,013	786	1.5
Other outside services	34,194	31,432	2,762	8.8
Debt extinguishment	33,249	2,878	30,371	N/M
State taxes	18,793	12,613	6,180	49.0
Equipment	13,807	13,885	(78)	(0.6)
FDIC insurance	10,665	8,865	1,800	20.3
Professional fees	9,647	12,835	(3,188)	(24.8)
Amortization of TCI	6,187	6,126	61	1.0
Marketing	5,275	5,127	148	2.9
Intangible amortization	589	529	60	11.3
Other	46,047	59,669	(13,622)	(22.8)
Total Non-Interest Expense	$617,830	$579,440	$38,390	6.6%

Non-interest expense increased $38.4 million, or 6.6%. Non-interest expense, excluding debt extinguishment costs of $33.2 million, was $584.6 million, an increase of $21.3 million, or 3.8%, compared to non-interest expenses of $563.2 million in 2020, which excludes expenses associated with cost savings initiatives of $16.2 million. Excluding the net decrease in severance costs of $5.9 million, the increase in non-interest expense over 2020 was primarily due to increases in salaries and benefits of $10.6 million, attributable to a $12.7 million increase in incentive compensation and bonuses. Also contributing to the increase in non-interest expense were $8.4 million in data processing and software and $2.8 million in other outside services expense, partially offset by a $3.2 million decrease in professional fees.

Income Taxes

Income tax expense for 2021 was $58.7 million, a $34.6 million increase compared to 2020. The ETR was 17.6% in 2021, as compared to 12.0% in 2020. The increase in income tax expense and the ETR resulted primarily from higher income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs that generate tax credits under various federal programs.

Comparison of 2020 to 2019

Non-Interest Income
The following table presents the components of non-interest income:

			Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$23,139	$24,077	$(938)	(3.9)%
Cash management	18,725	18,392	333	1.8
Capital markets	18,288	14,875	3,413	22.9
Other commercial banking	10,134	13,773	(3,639)	(26.4)
Total commercial banking	70,286	71,117	(831)	(1.2)
Consumer banking:
Card	19,777	20,515	(738)	(3.6)
Overdraft	12,556	17,949	(5,393)	(30.0)
Other consumer banking	9,265	11,039	(1,774)	(16.1)
Total consumer banking	41,598	49,503	(7,905)	(16.0)
Wealth management fees	59,058	55,678	3,380	6.1
Mortgage banking:
Gains on sales of mortgage loans	53,599	17,881	35,718	N/M
Mortgage servicing income	(11,290)	5,218	(16,508)	N/M
Total mortgage banking	42,309	23,099	19,210	83.2
Other	13,084	12,030	1,054	8.8
Non-interest income before investment securities gains	226,335	211,427	14,908	7.1
Investment securities gains, net	3,053	4,733	(1,680)	(35.5)
Total Non-Interest Income	$229,388	$216,160	$13,228	6.1%

Excluding net investment securities gains, non-interest income increased $14.9 million, or 7.1%, in 2020, as compared to 2019.

Total commercial banking income decreased $0.8 million, compared to 2019, driven mainly by a decrease in other commercial banking income (SBA lending income and other service charges as a result of COVID-19). This decrease was somewhat offset by an increase in capital markets revenue.

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

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2020	2019	$	%
	(dollars in thousands)
Salaries and employee benefits	$324,395	$311,934	$12,461	4.0%
Net occupancy	53,013	52,826	187	0.4
Data processing and software	48,073	44,679	3,394	7.6
Other outside services	31,432	39,989	(8,557)	(21.4)
Equipment	13,885	13,575	310	2.3
Professional fees	12,835	13,134	(299)	(2.3)
State taxes	12,613	8,894	3,719	41.8
FDIC insurance	8,865	7,780	1,085	13.9
Amortization of TCI	6,126	6,021	105	1.7
Marketing	5,127	9,848	(4,721)	(47.9)
Debt extinguishment	2,878	4,326	(1,448)	(33.5)
Intangible amortization	529	1,427	(898)	(62.9)
Other	59,669	53,303	6,366	11.9
Total non-interest expense	$579,440	$567,736	$11,704	2.1%

In the third quarter of 2020, the Corporation announced cost-savings initiatives which resulted in annual expense savings, not to be fully realized until mid-2021. In 2020, $16.2 million of expenses were recognized related to the cost-savings initiatives in the following categories: $5.6 million of severance expense (included in salaries and employee benefits) and $4.8 million of write-offs of fixed assets and $5.8 million of lease termination charges (both included in other expense). The Corporation has been reinvesting a portion of the cost savings to accelerate digital transformation initiatives.

In 2019, the Corporation recognized $10.9 million of expenses related to the Charter Consolidation, primarily in the following categories: $1.9 million of severance expense (included in salaries and employee benefits), $6.6 million of other outside services, $1.0 million of an intangible write-off (included in intangible amortization) and $0.6 million in marketing expense.

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

•Data processing and software increased $3.4 million, reflecting higher transaction volumes and costs related to growth and technology initiatives.

•Marketing decreased $4.1 million, or 44.3%, as a result of reduced marketing campaigns.

•State taxes increased $3.7 million, or 41.8%, as a result of higher Pennsylvania Bank Shares tax due to the Bank's increased equity as well as higher sales taxes.

•Other expenses decreased $4.3 million compared to 2019, primarily driven by a decrease in travel and entertainment, influenced by the restrictions due to COVID-19.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	December 31		Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$1,638,614	$1,847,832	$(209,218)	(11.3)%
FRB and FHLB Stock	57,635	92,129	(34,494)	(37.4)%
Loans held for sale	35,768	83,886	(48,118)	(57.4)
Investment securities	4,167,774	3,340,424	827,350	24.8
Loans, net	18,076,349	18,623,253	(546,904)	(2.9)
Net premises and equipment	220,357	231,480	(11,123)	(4.8)
Goodwill and intangibles	538,053	536,659	1,394	0.3
Other assets	1,061,848	1,151,070	(89,222)	(7.8)
Total Assets	$25,796,398	$25,906,733	$(110,335)	(0.4)%
Liabilities and Shareholders’ Equity
Deposits	$21,573,499	$20,839,207	$734,292	3.5%
Short-term borrowings	416,764	630,066	(213,302)	(33.9)
Long-term borrowings	621,345	1,296,263	(674,918)	(52.1)
Other liabilities	472,110	524,369	(52,259)	(10.0)
Total Liabilities	23,083,718	23,289,905	(206,187)	(0.9)
Total Shareholders’ Equity	2,712,680	2,616,828	95,852	3.7
Total Liabilities and Shareholders’ Equity	$25,796,398	$25,906,733	$(110,335)	(0.4)%

Investment Securities

The following table presents the carrying amount of investment securities as of December 31:

	2021	2020
	(in thousands)
Available for Sale
U.S. Government securities	$127,618	$—
State and municipal securities	1,188,670	952,613
Corporate debt securities	386,133	367,145
Collateralized mortgage obligations	209,359	503,766
Residential Mortgage-backed securities	229,795	377,998
Commercial mortgage backed securities	971,148	762,415
Auction rate securities	74,667	98,206
	3,187,390	3,062,143
Held to Maturity
Residential mortgage-backed securities	404,958	278,281
Commercial mortgage-backed securities	575,426	—
	980,384	278,281
Total investment securities	$4,167,774	$3,340,424

Total AFS securities increased $125.2 million, or 4.1%, to $3,187.4 million at December 31, 2021, primarily due to an increase in state and municipal securities and commercial mortgage backed securities, partially offset by a decrease in collateralized mortgage obligations.

Total HTM securities increased $702.1 million, primarily due to the addition of commercial mortgage-backed securities and an increase in residential mortgage-backed securities.

Loans

The following table presents ending loans outstanding, by type, as of the dates shown, and the changes in balances for the most recent year:

	December 31
	2021	2020	2019
	(dollars in thousands)
Real estate – commercial mortgage	$7,279,080	$7,105,092	$6,700,776
Commercial and industrial (1)	4,208,327	5,670,828	4,446,701
Real estate – residential mortgage	3,846,750	3,141,915	2,641,465
Real estate – home equity	1,118,248	1,202,913	1,314,944
Real estate – construction	1,139,779	1,047,218	971,079
Consumer	464,657	466,772	463,164
Equipment lease financing and other	283,557	284,377	322,625
Overdrafts	1,988	4,806	3,582
Gross loans	18,342,386	18,923,921	16,864,336
Unearned income	(17,036)	(23,101)	(26,810)
Net Loans	$18,325,350	$18,900,820	$16,837,526
(1) Includes PPP loans totaling $0.3 billion and $1.6 billion as of December 31, 2021 and 2020, respectively.

Net Loans decreased $575.5 million, or 3.0%, as of December 31, 2021 compared to December 31, 2020, primarily due to a $1,462.5 million decrease in commercial and industrial loans due to the decrease in PPP loans, partially offset by a $704.8 million increase in residential mortgage loans.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of December 31, 2021, approximately $8,418.9 million, or 45.9%, of the loan portfolio was comprised of commercial mortgage and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $55.0 million as of December 31, 2021. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios (excluding PPP loans) as of December 31:

	2021	2020
Real estate (1)	44.3%	43.1%
Health care	6.7	7.2
Agriculture	6.1	6.5
Manufacturing	5.1	5.0
Other services (2)	5.0	4.9
Construction (3)	3.9	4.7
Hospitality and food services	3.7	4.0
Retail	3.0	3.5
Wholesale trade	2.8	2.7
Educational services	2.7	3.0
Arts, entertainment and recreation	2.3	2.4
Professional, scientific and technical services	1.8	2.2
Public administration	1.5	1.7
Finance and Insurance	1.4	1.4
Transportation and warehousing	1.3	1.4
Other (4)	8.4	6.3
Total	100.0%	100.0%
(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Excludes public administration.
(3)    Includes commercial loans to borrowers engaged in the construction industry.
(4)    Includes energy sector.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Real Estate - Home Equity	Consumer	Equipment Lease Financing	Total
	(in thousands)
Balance at December 31, 2019	$48,106	$33,166	$3,618	$16,676	$7,004	$—	$16,528	$125,098
Additions	37,208	37,538	153	12,994	5,621	3,742	3,177	100,433
Payments	(34,405)	(14,077)	(2,358)	(1,848)	(1,617)	(10)	(1,205)	(55,520)
Charge-offs	(18,915)	(4,225)	(17)	(620)	(1,193)	(3,400)	(2,187)	(30,557)
Transfers to OREO	—	(31)	—	(237)	(227)	—	—	(495)
Transfers to accrual status	(1)	(901)	(1)	(858)	—	—	—	(1,761)
Balance at December 31, 2020	31,993	51,470	1,395	26,107	9,588	332	16,313	137,198
Additions	40,722	36,664	404	12,498	1,972	2,628	1,919	96,807
Payments	(27,175)	(25,668)	(859)	(1,823)	(1,785)	(98)	(341)	(57,749)
Charge-offs	(15,337)	(8,726)	(39)	(1,290)	(676)	(2,633)	(2,251)	(30,952)
Transfers to OREO	—	—	—	—	(274)	—	—	(274)
Transfers to accrual status	(62)	(925)	—	(223)	(154)	—	—	(1,364)
Balance of non-accrual loans at December 31, 2021	$30,141	$52,815	$901	$35,269	$8,671	$229	$15,640	$143,666

Non-accrual loans increased $6.5 million, or 4.7%, in 2021. Non-accrual loans as a percentage of Net Loans increased to 0.78% at December 31, 2021, compared to 0.72% at December 31, 2020.

The following table presents non-performing assets as of the dates shown:

	December 31,
	2021	2020	2019
	(in thousands)
Non-accrual loans (1) (2) (3)	$143,666	$137,198	$125,098
Loans 90 days or more past due and still accruing (2)	8,453	9,929	16,057
Total non-performing loans and leases	152,119	147,127	141,155
OREO (4)	1,817	4,178	6,831
Total non-performing assets	$153,936	$151,305	$147,986
(1) The amount of interest income on non-accrual loans that was recognized in 2021 was approximately $1.3 million.
(2)Accrual of interest is generally discontinued when a loan becomes 90 days past due. In certain cases a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered to be adequately secured and in the process of collection. Certain loans, primarily adequately collateralized residential mortgage loans, may continue to accrue interest after reaching 90 days past due.
(3)Excluded from non-performing assets as of December 31, 2021, were $29.5 million of loans modified under TDRs. These loans continue to accrue interest and are, therefore, not included in non-accrual loans.
(4) Excludes $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of December 31, 2021.

The following table presents non-performing loans, by type, as of the dates shown:

	December 31,
	2021	2020	2019
	(dollars in thousands)
Commercial and industrial	$30,629	$32,609	$49,491
Real estate – commercial mortgage	54,044	52,647	37,279
Real estate – residential mortgage	39,399	30,794	22,411
Real estate – home equity	10,924	1,550	10,568
Real estate – construction	901	12,341	4,306
Consumer	582	749	458
Equipment lease financing	15,640	16,437	16,642
Total non-performing loans	$152,119	$147,127	$141,155
Non-performing loans to total loans	0.83%	0.78%	0.84%

The following table presents TDRs as of the dates shown:

	December 31,
	2021	2020	2019
	(in thousands)
Real estate – commercial mortgage	$3,464	$28,451	$13,330
Commercial and industrial	1,857	6,982	5,193
Real estate – residential mortgage	11,948	18,602	21,551
Real estate – home equity	12,218	14,391	15,068
Consumer	5	—	8
Total accruing TDRs	29,492	68,426	55,150
Non-accrual TDRs (1)	55,945	35,755	20,825
Total TDRs	$85,437	$104,181	$75,975
(1) Included within non-accrual loans in the preceding table.

The decrease in TDRs in 2021 compared to 2020 is primarily due to a decrease in commercial mortgage, residential mortgage and commercial and industrial loans, partially offset by an increase in non-accrual TDRs.

Total TDRs modified during 2021 and still outstanding as of December 31, 2021, were $33.5 million. Of these loans, $15.5 million, or 46.4%, had a payment default during 2021, which the Corporation defines as a single missed scheduled payment, subsequent to modification. TDRs modified during 2020 and still outstanding as of December 31, 2020, totaled $45.3 million. Of these loans, $15.5 million, or 34.3%, had a payment default during 2020, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table summarizes OREO, by property type, as of December 31:

	2021	2020
	(in thousands)
Commercial properties	$943	$1,730
Residential properties	669	1,496
Undeveloped land	205	952
Total OREO	$1,817	$4,178

As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate ACL. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within "Note 1 - Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and equipment lease financing is based on aggregate payment history through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $12.4 billion and $13.7 billion as of December 31, 2021 and 2020, respectively. The following table presents criticized and classified loans, or those with internal risk ratings of special mention (1) or substandard or lower (2) for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	2021	2020	$	%	2021	2020	$	%	2021	2020
	(dollars in thousands)
Real estate - commercial mortgage	$387,279	$478,165	$(90,886)	(19.0)%	$331,096	$181,970	$149,126	82.0%	$718,375	$660,135
Commercial and industrial	142,369	154,039	(11,670)	(7.6)	152,219	128,175	24,044	18.8	294,588	282,214
Real estate - construction (3)	58,841	13,259	45,582	N/M	6,324	5,469	855	15.6	65,165	18,728
Total	$588,489	$645,463	$(56,974)	(8.8)%	$489,639	$315,614	$174,025	55.1%	$1,078,128	$961,077
% of total risk rated loans	4.7%	4.7%			3.9%	2.3%			8.6%	7.0%
(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

As of December 31, 2021, total loans with risk ratings of special mention decreased by $57.0 million, or 8.8%, and total loans with a risk rating of substandard or lower increased by $174.0 million, or 55.1%, resulting in an overall increase in total criticized loans of $117.1 million, 12.2% higher than 2020. The largest drivers of the migration into these risk rating categories was within the arts, recreation and entertainment industry, education industry and hospitality industry, which is included in the real estate - commercial mortgage category.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of total loans that do not have internal risk ratings as of December 31:

	Delinquent (1)				Non-performing (2)				Total
	2021		2020		2021		2020		2021		2020
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real estate - home equity	$5,523	0.49%	$7,276	0.55%	$11,123	0.99%	$12,340	0.94%	$16,646	1.49%	$19,616	1.49%
Real estate - residential mortgage	25,877	0.67	29,956	0.95	39,542	1.03	30,665	0.98	65,419	1.70	60,621	1.93
Real estate - construction - other	1,318	0.11	1,938	0.20	173	0.02	178	0.02	1,491	0.13	2,116	0.22
Consumer	4,437	0.95	3,537	0.76	583	0.13	750	0.16	5,020	1.08	4,287	0.93
Equipment lease financing	253	0.09	988	0.33	15,641	5.83	16,437	5.49	15,894	5.92	17,425	5.82
Total	$37,408	0.56%	$43,695	0.92%	$67,062	0.98%	$60,370	1.25%	$104,470	1.54%	$104,065	2.17%

(1) Includes all accruing loans 30 days to 89 days past due.
(2) Includes all accruing loans 90 days or more past due and all non-accrual loans and leases.

Loans and Allowance for Credit Losses

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

A summary of the Corporation’s activity in the ACL, including loans and OBS credit exposures:

	2021	2020	2019
	(dollars in thousands)
Net Loans	$18,325,350	$18,900,820	$16,837,526
Average balance of Net Loans	$18,627,787	$18,270,390	$16,430,347
Balance of ACL at beginning of period	$291,940	$166,209	$169,410
Impact of adopting CECL on January 1, 2020	—	58,348	—
Loans charged off:
Commercial and industrial	(15,337)	(18,915)	(42,410)
Real estate – commercial mortgage	(8,726)	(4,225)	(1,837)
Real estate – home equity	(676)	(1,193)	(1,291)
Consumer	(2,633)	(3,400)	(3,403)
Equipment lease financing and other	(2,251)	(2,187)	(2,560)
Real estate – residential mortgage	(1,290)	(620)	(1,545)
Real estate – construction	(39)	(17)	(143)
Total loans charged off	(30,952)	(30,557)	(53,189)
Recoveries of loans previously charged off:
Commercial and industrial	9,587	11,396	8,721
Real estate – construction	1,412	5,122	2,591
Real estate – home equity	248	504	688
Consumer	2,097	1,875	1,306
Real estate – commercial mortgage	2,474	1,027	2,202
Equipment lease financing and other	953	605	666
Real estate – residential mortgage	375	491	989
Total recoveries	17,146	21,020	17,163
Net loans charged off	(13,806)	(9,537)	(36,026)
Provision for credit losses	(14,600)	76,920	32,825
Balance of ACL at end of period	$263,534	$291,940	$166,209
Components of the ACL:
ACL - Loans	$249,001	$277,567	$163,622
ACL - OBS credit exposures (1)	14,533	14,373	2,587
Balance of ACL at end of period	$263,534	$291,940	$166,209
Selected Asset Quality Ratios:
Net charge-offs to average loans	0.07%	0.05%	0.22%
ACL - loans to total Net Loans	1.36	1.47	0.97
ACL to total Net Loans	1.44	1.54	0.99
Non-performing assets (2) to total assets	0.60	0.58	0.68
Non-performing assets (2) to total loans and OREO	0.83	0.83	0.88
Non-accrual loans to total Net Loans	0.78	0.72	0.74
ACL - loans(3) to non-performing loans	163.69	188.66	117.75
Non-performing assets (2) to tangible common shareholders' equity and ACL - loans (3)	6.90	6.99	7.50
(1) Reserve for OBS credit exposures is recorded within other liabilities on the consolidated balance sheets. Prior to 2020, it was referred to as "reserve for unfunded lending commitments". See "Note 4 - Loans and Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for further details.
(2) Includes accruing loans past due 90 days or more.
(3) Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures," in the Overview of Item 7. "Management Discussion & Analysis of Financial Condition and Results of Operations."

The provision for credit losses decreased $91.5 million in comparison to 2020. The amounts recorded in 2021 were primarily driven by economic assumptions. Periods prior to 2020 did not incorporate "life of loan" losses under CECL and applied an incurred loss model, which would not have considered economic forecasts or forward-looking considerations over the remaining expected lives of loans. See "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." for further details.

The following table summarizes the allocation of the ACL - loans:

	2021		2020		2019
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$87,970	39.7%	$103,425	37.6%	$45,610	39.6%
Commercial and industrial	67,056	22.9	74,771	30.0	68,602	26.4
Real estate - residential mortgage	54,236	21.0	51,995	16.6	19,771	15.7
Consumer, home equity, equipment lease financing	26,798	10.2	31,770	10.3	25,196	12.5
Real estate - construction	12,941	6.2	15,608	5.5	4,443	5.8
Total	$249,001	100.0%	$277,567	100.0%	$163,622	100.0%
(1) Ending loan balances as a % of total loans for the years presented.

Management believes that the $249.0 million ACL - loans as of December 31, 2021, was sufficient to cover expected losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data;" and "Critical Accounting Policies" above.

Other Assets

Other assets decreased $73.7 million, or 6.8%, to $1.0 billion as of December 31, 2021, primarily due to the decrease in fair values of derivatives related to the Bank's customer back-to-back interest rate swap program of $177.2 million, partially offset by an increase on bank-owned life insurance of $90.1 million driven by purchases of new policies of $75.0 million during 2021.

Deposits and Borrowings

The following table presents ending deposits, by type, as of December 31:

			Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,370,963	$6,531,002	$839,961	12.9%
Interest-bearing demand	5,819,539	5,818,564	975	—
Savings	6,403,995	5,929,792	474,203	8.0
Total demand and savings	19,594,497	18,279,358	1,315,139	7.2
Brokered deposits	251,526	335,185	(83,659)	(25.0)
Time deposits	1,727,476	2,224,664	(497,188)	(22.3)
Total deposits	$21,573,499	$20,839,207	$734,292	3.5%

Compared to 2021, total demand and savings deposits increased by $1.3 billion, or 7.2%, partially offset by a decrease in brokered deposits of $83.7 million and time deposits of $497.2 million. This shift from higher-cost to lower-cost deposits favorably impacted the Corporation's net interest margin and profitability.

The following table presents ending borrowings, by type, as of December 31:

			Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$416,764	$630,066	$(213,302)	(33.9)%
Long-term borrowings:
FHLB advances	—	535,973	(535,973)	(100.0)
Other long-term borrowings	621,345	760,290	(138,945)	(18.3)
Total long-term borrowings	621,345	1,296,263	(674,918)	(52.1)
Total borrowings	$1,038,109	$1,926,329	$(888,220)	(46.1)%
(1) Includes short-term promissory notes.

Total short-term borrowings decreased $213.3 million, or 33.9%, compared to 2020, as a result of lower balances of customer short-term promissory notes. Long-term borrowings decreased $674.9 million, or 52.1%, compared to 2020, primarily due to the prepayment of FHLB advances as part of the balance sheet restructuring. Also, in the first quarter of 2021, the Corporation completed a cash tender offer for $75 million of 4.50% subordinated debt due in 2024 and $60 million of 3.60% senior notes due in 2022.

Other Liabilities

Other liabilities decreased $48.9 million, or 9.5%, to $465.1 million as of December 31, 2021, primarily as the result of a decrease in the fair values of derivatives related to the Bank's customer back-to-back interest rate swap program.

Shareholders’ Equity

Total shareholders’ equity increased $95.9 million, or 3.7%, to $2.7 billion, or 10.5% of total assets, as of December 31, 2021. The increase was due primarily to an increase in retained earnings reflecting the net income available to common shareholders of $265.2 million for 2021, partially offset by a $41.7 million increase in treasury stock primarily driven by the Corporation's share repurchase program. The Corporation repurchased 2.8 million shares of its common stock during 2021 at a cost of $43.9 million. As of December 31, 2021, up to an additional $31.1 million of common stock may be purchased through March 31, 2022 under the $75 million share repurchase program originally announced in February 2021. Shareholders' equity also decreased in 2021 due to a $37.7 million decrease in AOCI primarily from unrealized losses on and reclassification of securities. See "Note 14 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for details of share repurchases.

The Corporation and its wholly owned subsidiary bank, Fulton Bank, are subject to regulatory capital requirements administered by the FRB and OCC. Failure to meet minimum capital requirements can trigger certain actions by these regulators that could have a material effect on the Corporation’s financial statements. The regulations require that banks and bank holding companies maintain minimum amounts and ratios of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations).

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements at December 31:

	2021	2020	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	14.1%	14.4%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.9%	10.5%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.9%	9.5%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	8.6%	8.2%	4.0%	4.0%

In July 2013, the FRB approved the Basel III Rules establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The Basel III Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions.

The Basel III Rules require the Corporation and Fulton Bank to:
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

As of January 1, 2019, the Corporation and Fulton Bank were also required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The Basel III Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures, resulting in higher risk weights for a variety of asset categories.

As of December 31, 2021, Fulton Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculations. To be categorized as well capitalized, Fulton Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table above. There are no conditions or events since December 31, 2021 that management believes have changed Fulton Bank's categories. See "Note 11 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation’s consolidated balance sheets as well as contractual obligations for purchased services.

Contractual purchase obligations to third parties that were fixed and determinable of $96 million and $75 million at December 31, 2021 and 2020, respectively, include information technology, telecommunication and data processing outsourcing contracts. The increase is primarily driven by a contract extension with the Bank's core information system provider.

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

The following table presents the Corporation’s commitments to extend credit and letters of credit as of December 31, 2021 (in thousands):

Commercial and industrial	$5,072,008
Real estate - commercial mortgage and real estate - construction	1,914,238
Real estate - home equity	1,744,922
Total commitments to extend credit	$8,731,168

Standby letters of credit	$298,275
Commercial letters of credit	54,196
Total letters of credit	$352,471

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

The Corporation employs various management techniques to minimize its exposure to interest rate risk. The Corporation's ALCO is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, approving asset and liability management policies, and overseeing the formulation and implementation of strategies regarding balance sheet positions.

The Corporation uses two complementary methods to measure and manage interest rate risk. They are simulation of net interest income and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. The Corporation’s policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 bps shock in interest rates, 15% for a 200 bps shock, 20% for a 300 bps shock and 25% for a 400 bps shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of December 31, 2021 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock (1)	Annual change in net interest income	% Change in net interest income
+400 bps	+ $173.1 million	+ 25.3%
+300 bps	+ $129.6 million	+ 19.0%
+200 bps	+ $85.6 million	+ 12.5%
+100 bps	+ $41.3 million	+ 6.0%

(1)These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation’s balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of December 31, 2021, the Corporation was within economic value of equity policy limits for every 100 bps shock.

Interest Rate Swaps

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate swaps are derivative financial instruments, and the gross fair values are recorded in other assets and liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest expense on the consolidated statements of income.

Cash Flow Hedges

The Corporation’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2021, the Corporation entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Corporation making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

The Corporation maintains liquidity sources in the form of interest-bearing deposits and customer funding (short-term promissory notes). The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those instruments. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on the net interest margin and net interest income if rates on interest-earning assets do not experience a proportionate increase. Borrowing availability with the FHLB and the FRB, along with federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2021, the Corporation had no short- or long-term advances outstanding with the FHLB. As of December 31, 2021, the Corporation has borrowing capacity of approximately $5.8 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2021, the Corporation had aggregate availability under federal funds lines of $2.1 billion, with no outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. As of December 31, 2021, the Corporation had $0.9 billion of collateralized borrowing availability at the discount window, and no outstanding borrowings.

The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management’s estimate of losses inherent in commitments to extend credit and letters of credit. As of December 31, 2021, the balance of these commitments was $352.5 million.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during 2021 generated $342.3 million of cash, mainly due to net income of $275.5 million. Cash used in investing activities was $214.0 million, primarily due to net cash flows from purchases of AFS and HTM securities, offset by an increase in cash flows from loans, primarily related to the decrease in PPP loans. Net cash used in financing activities was $337.5 million, due primarily to the repayment of long-term borrowings, decreases in time deposits and short-term borrowings, and dividends paid, offset by cash flows provided by an increase in demand and savings deposits.
The following table presents the expected maturities of AFS investment securities, at estimated fair value, as of December 31, 2021 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale	(dollars in thousands)
U.S. Government securities	$—	—%	$127,618	0.65%	$—	—%	$—	—%
State and municipal (1)	8,147	5.36	10,561	5.16	46,422	4.05	1,123,540	3.77
Corporate debt securities	1,028	5.36	25,745	3.36	359,360	3.79	—	—
Auction rate securities (2)	—	—	—	—	—	—	74,667	1.60
Total	$9,175	5.36%	$163,924	1.35%	$405,782	3.82%	$1,198,207	3.63%

(1)Weighted average yields on tax-exempt securities have been computed on a fully taxable-equivalent basis assuming a federal tax rate of 21% and statutory interest expense disallowances.
(2)Maturities of ARCs are based on contractual maturities.
The Corporation’s investment portfolio consists mainly of state and municipal securities, mortgage-backed securities and collateralized mortgage obligations. Mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase.
The following table presents AFS mortgage-backed investment securities, at estimated fair value, and HTM mortgage-backed investment securities, at amortized cost, as of December 31, 2021, without stated maturities, including the weighted average yields and estimated weighted average lives based on prepayment speeds on such securities:

			Weighted
	Amount	Yield	Average Life
	(dollars in thousands)		(in years)
Available for sale
Residential mortgage-backed securities	$229,795	1.48%	6.9
Commercial mortgage-backed securities	971,148	2.03	5.4
Collateralized mortgage obligations	209,359	2.57	1.8
Held to maturity
Residential mortgage-backed securities	404,958	1.71	5.3
Commercial mortgage-backed securities	$575,426	1.42%	6.9

The following table presents the contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2021:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(in thousands)
Commercial and industrial:
Adjustable and floating rate	$878,779	$1,870,312	$407,888	$3,156,979
Fixed rate	377,774	580,231	93,343	1,051,348
Total commercial and industrial	$1,256,553	$2,450,543	$501,231	$4,208,327
Real estate – mortgage (1):
Adjustable and floating rate	$1,610,832	$4,773,542	$2,178,207	$8,562,581
Fixed rate	896,030	1,817,004	968,463	3,681,497
Total real estate - mortgage (1)	$2,506,862	$6,590,546	$3,146,670	$12,244,078
Real estate – construction:
Adjustable and floating rate	$341,075	$409,924	$160,422	$911,421
Fixed rate	201,834	22,132	4,392	228,358
Total real estate – construction	$542,909	$432,056	$164,814	$1,139,779
Consumer, lease financing and other:
Adjustable and floating rate	$12,765	$47,116	$—	$59,881
Fixed rate	206,605	403,315	80,404	690,324
Total consumer, lease financing and other	$219,370	$450,431	$80,404	$750,205
Unearned income	—	(17,039)	—	(17,039)
Total	$4,525,694	$9,906,537	$3,893,119	$18,325,350
(1) Includes commercial and residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2021 were as follows (in thousands):

Year
2022	$1,315,785
2023	232,748
2024	71,064
2025	29,367
2026	14,810
Thereafter	63,702
Total	$1,727,476

Contractual maturities of time deposits of $100,000 or more outstanding, included in the table above, as of December 31, 2021 were as follows (in thousands):

Three months or less	$132,545
Over three through six months	127,783
Over six through twelve months	323,164
Over twelve months	162,053
Total	$745,545

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

State and Municipal Securities

As of December 31, 2021, the Corporation owned securities issued by various states and municipalities with a total fair value of $1.2 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2021, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 68% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

As of December 31, 2021, the Corporation’s investments in ARCs had a cost basis of $76.4 million and an estimated fair value of $74.7 million. The fair values of the ARCs currently in the portfolio were derived using significant unobservable inputs based on an expected cash flows model which produced fair values that may not represent those that could be expected from settlement of these investments in the current market. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid.

The credit quality of the underlying debt associated with the ARCs is also a factor in the determination of their estimated fair value. As of December 31, 2021, all of the ARCs were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. At December 31, 2021, all of the Corporation's ARCs were current and making scheduled interest payments.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$172,276	$120,462
Interest-bearing deposits with other banks	1,466,338	1,727,370
Cash and cash equivalents	1,638,614	1,847,832
FRB and FHLB stock	57,635	92,129
Loans held for sale	35,768	83,886
Investment securities:
AFS, at estimated fair value	3,187,390	3,062,143
HTM, at amortized cost	980,384	278,281
Net Loans	18,325,350	18,900,820
Less: ACL - loans	(249,001)	(277,567)
Loans, net	18,076,349	18,623,253
Net premises and equipment	220,357	231,480
Accrued interest receivable	57,451	72,942
Goodwill and net intangible assets	538,053	536,659
Other assets	1,004,397	1,078,128
Total Assets	$25,796,398	$25,906,733
LIABILITIES
Deposits:
Noninterest-bearing	$7,370,963	$6,531,002
Interest-bearing	14,202,536	14,308,205
Total Deposits	21,573,499	20,839,207
Short-term borrowings	416,764	630,066
Accrued interest payable	7,000	10,365
Long-term borrowings	621,345	1,296,263
Other liabilities	465,110	514,004
Total Liabilities	23,083,718	23,289,905
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 10.0 million shares authorized, Series A, 0.2 million shares authorized and issued in 2021 and 2020, liquidation preference of $1,000 per share	192,878	192,878
Common stock, 2.50 par value, 600.0 million shares authorized, 223.9 million shares issued in 2021 and 223.2 million issued in 2020	559,766	557,917
Additional paid-in capital	1,519,873	1,508,117
Retained earnings	1,282,383	1,120,781
Accumulated other comprehensive gain	27,411	65,091
Treasury stock, at cost, 63.4 million shares in 2021 and 60.8 million shares in 2020	(869,631)	(827,956)
Total Shareholders’ Equity	2,712,680	2,616,828
Total Liabilities and Shareholders’ Equity	$25,796,398	$25,906,733

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2021	2020	2019
Interest Income
Loans, including fees	$638,595	$656,077	$737,932
Investment securities:
Taxable	55,351	58,173	62,556
Tax-exempt	24,470	21,047	14,218
Loans held for sale	1,302	2,077	1,351
Other interest income	3,694	5,504	9,249
Total Interest Income	723,412	742,878	825,306
Interest Expense
Deposits	30,005	70,046	131,775
Short-term borrowings	583	5,227	14,543
Long-term borrowings	29,094	38,398	30,599
Total Interest Expense	59,682	113,671	176,917
Net Interest Income	663,730	629,207	648,389
Provision for credit losses	(14,600)	76,920	32,825
Net Interest Income After Provision for Credit Losses	678,330	552,287	615,564
Non-Interest Income
Commercial banking	68,689	70,286	71,117
Consumer banking	45,544	41,598	49,503
Wealth management	71,798	59,058	55,678
Mortgage banking	33,576	42,309	23,099
Other	20,622	13,084	12,030
Non-Interest Income Before Investment Securities Gains, Net	240,229	226,335	211,427
Investment securities gains, net	33,516	3,053	4,733
Total Non-Interest Income	273,745	229,388	216,160
Non-Interest Expense
Salaries and employee benefits	329,138	324,395	311,934
Data processing and software	56,440	48,073	44,679
Net occupancy	53,799	53,013	52,826
Other outside services	34,194	31,432	39,989
Debt extinguishment	33,249	2,878	4,326
State taxes	18,793	12,613	8,894
Equipment	13,807	13,885	13,575
FDIC insurance	10,665	8,865	7,780
Professional fees	9,647	12,835	13,134
Amortization of TCI	6,187	6,126	6,021
Marketing	5,275	5,127	9,848
Intangible amortization	589	529	1,427
Other	46,047	59,669	53,303
Total Non-Interest Expense	617,830	579,440	567,736
Income Before Income Taxes	334,245	202,235	263,988
Income taxes	58,748	24,195	37,649
Net Income	275,497	178,040	226,339
Preferred stock dividends	(10,277)	(2,135)	—
Net Income Available to Common Shareholders	$265,220	$175,905	$226,339

PER SHARE:
Net income available to common shareholders (basic)	$1.63	$1.08	$1.36
Net income available to common shareholders (diluted)	1.62	1.08	1.35
Cash dividends	0.64	0.56	0.56

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2021	2020	2019
Net Income	$275,497	$178,040	226,339
Other Comprehensive (Loss)/Income, net of tax:
Unrealized gains (losses) on AFS investment securities:
Unrealized (loss)/gain on securities	(17,948)	65,651	56,919
Reclassification adjustment for securities gains included in net income	(25,905)	(2,359)	(3,686)
Amortization of net unrealized losses on AFS securities transferred to HTM	2,690	3,448	6,285
Non-credit related unrealized (loss) gain on other-than-temporarily impaired debt securities	—	—	(680)
Net unrealized gains (losses) on AFS investment securities	(41,163)	66,740	58,838
Unrealized (losses) gains on interest rate swaps used in cash flow hedges:
Net unrealized holding (losses) gains arising during the period	(2,147)	—	—
Less: reclassification adjustment for net losses (gains) realized in net income	2,670	—	—
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(4,817)	—	—
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement (cost) income	7,144	(2,532)	(937)
Amortization of net unrecognized pension and postretirement income	1,156	1,020	1,025
Net unrealized (losses) gains on defined benefit pension and postretirement plans	8,300	(1,512)	88
Other Comprehensive (Loss)/Income	(37,680)	65,228	58,926
Total Comprehensive Income	$237,817	$243,268	$285,265

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2018	—	$—	170,184	$554,377	$1,489,703	$946,032	$(59,063)	$(683,476)	$2,247,573
Net income						226,339			226,339
Other comprehensive income							58,926		58,926
Common stock issued			883	1,733	2,565			2,064	6,362
Stock-based compensation awards					7,413				7,413
Acquisition of treasury stock			(6,849)					(111,457)	(111,457)
Common stock cash dividends - $0.56 per share						(92,980)			(92,980)
Balance at December 31, 2019	—	$—	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income						178,040			178,040
Other comprehensive income							65,228		65,228
Preferred stock issued	200	192,878							192,878
Common stock issued			1,040	1,807	907			4,661	7,375
Stock-based compensation awards					7,529				7,529
Acquisition of treasury stock			(2,908)					(39,748)	(39,748)
Adjustment for CECL(1)						(43,807)			(43,807)
Preferred stock dividend						(2,135)			(2,135)
Common stock cash dividends - $0.56 per share						(90,708)			(90,708)
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						275,497			275,497
Other comprehensive loss							(37,680)		(37,680)
Common stock issued			943	1,849	3,354			2,234	7,437
Stock-based compensation awards					8,402				8,402
Acquisition of treasury stock			(2,803)					(43,909)	(43,909)
Preferred stock dividend						(10,277)			(10,277)
Common stock cash dividends - $0.64 per share						(103,618)			(103,618)
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1 to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$275,497	$178,040	$226,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(14,600)	76,920	32,825
Depreciation and amortization of premises and equipment	28,802	28,803	28,200
Amortization of TCI	28,003	30,800	32,810
Net amortization of investment securities premiums	16,031	12,222	9,387
Deferred income tax benefit	12,410	(21,591)	(165)
Investment securities gains, net	(33,516)	(3,053)	(4,733)
Gain on sales of mortgage loans held for sale	(24,379)	(53,599)	(17,882)
Proceeds from sales of mortgage loans held for sale	1,050,943	1,536,174	916,725
Originations of mortgage loans held for sale	(978,446)	(1,528,633)	(909,572)
Intangible amortization	589	529	1,427
Amortization of issuance costs and discounts on long-term borrowings	1,846	1,128	842
Debt extinguishment costs	33,249	2,877	—
Stock-based compensation	8,402	7,529	7,413
Other changes, net	(62,559)	(110,781)	(195,903)
Total adjustments	66,775	(20,675)	(98,626)
Net cash provided by operating activities	342,272	157,365	127,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	359,137	215,150	710,739
Proceeds from principal repayments and maturities of AFS securities	469,393	430,845	234,702
Proceeds from principal repayments and maturities of HTM securities	117,958	93,823	83,121
Purchase of AFS securities	(1,309,470)	(1,134,380)	(1,138,070)
Purchase of HTM securities	(443,081)	—	—
Sale of Visa Shares	33,962	—	—
Sale (purchase) of FRB and FHLB stock	34,494	5,293	(18,139)
Net decrease (increase) in loans	561,664	(2,072,831)	(708,048)
Net purchases of premises and equipment	(17,679)	(20,237)	(33,717)
Net cash paid for acquisition	(1,982)	(1,884)	(5,174)
Net change in tax credit investments	(18,363)	(15,259)	(18,760)
Net cash used in investing activities	(213,967)	(2,499,480)	(893,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand and savings deposits	1,315,139	3,951,905	849,437
Net (decrease) increase in time deposits	(580,847)	(506,611)	168,317
Net (decrease) increase in short-term borrowings	(213,302)	(253,175)	128,464
Proceeds from long-term borrowings	620	495,898	485,000
Repayments of long-term borrowings	(710,633)	(85,410)	(596,056)
Net proceeds from issuance of preferred stock	—	192,878	—
Net proceeds from issuance of common stock	7,437	7,375	6,362
Dividends paid	(112,028)	(90,956)	(92,330)
Acquisition of treasury stock	(43,909)	(39,748)	(111,457)
Net cash (used in) provided by financing activities	(337,523)	3,672,156	837,737
Net (decrease) increase in Cash and Cash Equivalents	(209,218)	1,330,041	72,104
Cash and Cash Equivalents at Beginning of Period	1,847,832	517,791	445,687
Cash and Cash Equivalents at End of Period	$1,638,614	$1,847,832	$517,791
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$63,047	$112,140	$178,612
Income taxes	27,870	16,190	9,193
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$376,165	$—	$—
Transfer of HTM securities to AFS securities	—	—	158,898
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Corporation is a financial holding company that provides a full range of banking and financial services to businesses and consumers through its wholly owned banking subsidiary, Fulton Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Management, Inc., FFC Penn Square, Inc. and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

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

Investments: Debt securities are classified as HTM at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities; however, since the investment portfolio serves as a source of liquidity, most debt securities are classified as AFS. AFS securities are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders’ equity as a component of OCI, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis.

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

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of December 31, 2021, no HTM debt securities required an ACL as these investments consist solely of government guaranteed residential mortgage-backed securities.

AFS Debt Securities: The ACL approach for AFS debt securities differs from the approach used for HTM debt securities as AFS debt securities are carried at fair value rather than amortized cost. In evaluating credit losses on AFS debt securities, management considers factors such as delinquency, guarantees and whether the securities are rated higher than investment grade. As of December 31, 2021, no AFS debt securities required an ACL.

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

Loans deemed to be a loss are written off through a charge against the ACL. Closed-end consumer loans are generally charged- off when they become 120 days past due (180 days for open-end consumer loans) if they are not adequately secured by real estate. All other loans are evaluated for possible charge-off when it is probable that the balance will not be collected, based on the ability of the borrower to pay and the value of the underlying collateral, if any. Principal recoveries of loans previously charged-off are recorded as increases to the ACL.

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

On March 27, 2020 the CARES Act was signed into law. The CARES Act includes an option for financial institutions to suspend the requirements of GAAP for certain loan modifications that would otherwise be categorized as a TDR. Certain conditions must be met with respect to the loan modification including that the modification is related to COVID-19 and the modified loan was not more than 30 days past due on December 31, 2019. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law and this Act extended the relief for TDR treatment until January 1, 2022, when it expired. The Corporation is applying the option under the CARES act for all loan modifications that qualify.

In November 2021, the FASB issued a proposed ASU as part of its Post-Implementation Review process. As part of that process, the proposed ASU would eliminate the accounting guidance for TDRs, effective in 2022.

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

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology, ASC 310-10 and ASC 450-20. The Corporation recorded an increase of $58.3 million to the ACL on January 1, 2020 as a result of the adoption of CECL. Retained earnings decreased $43.8 million, and DTAs increased by $12.4 million. Included in the $58.3 million increase to the ACL was $2.1 million for certain OBS credit exposures that was previously recognized in other liabilities before the adoption of CECL.

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

Qualitative and Other Adjustments to ACL: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These qualitative factors include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, specific industry risks, model imprecision and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management’s knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These categories include but are not limited to loans-in-process, trade acceptances and overdrafts.

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

Derivative Financial Instruments: The Corporation manages its exposure to certain interest rate and foreign currency risks through the use of derivatives. Certain of the Corporation's outstanding derivative contracts are designated as hedges, and none are entered into for speculative purposes. The Corporation enters into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Corporation elects not to apply hedge accounting.

The Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Corporation has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Corporation does not have any derivative instruments designated as fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges where hedge accounting is applied, changes in fair value are recognized in other comprehensive income. For derivatives where hedge accounting does not apply, changes in fair value are recognized in earnings as components of non-interest income or non-interest expense on the consolidated statements of income.

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

Interest Rate Swaps - Non-Designated Hedges

The Corporation enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. As the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

The Corporation’s existing credit derivatives result from participation in interest rate swaps provided by external lenders as part of loan participation arrangements and, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders participating in loans.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate loans.

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation limits its foreign exchange exposure with customers by entering into contracts with institutional counterparties to mitigate its foreign exchange risk. The Corporation also holds certain amounts of Foreign Currency Nostro Accounts. The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts and Foreign Currency Nostro Account balances, to $500,000. See "Note 10 - Derivative Financial Instruments" for additional information.

Balance Sheet Offsetting: Certain financial assets and liabilities may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements. The Corporation has elected to net its financial assets and liabilities designated as cash flow hedges when offsetting is permitted. The Corporation has elected not to offset the remaining assets and liabilities subject to such arrangements on the consolidated financial statements.

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

The Corporation is also a party to foreign exchange contracts with financial institution counterparties under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate swaps, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign exchange contracts in the event of default.

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

The Corporation also grants equity awards to non-employee members of its board of directors and subsidiary bank board of directors under the Directors' Plan. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

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

Goodwill is not amortized to expense, but is evaluated for impairment at least annually. Write-downs of the balance, if necessary as a result of the impairment test, are charged to expense in the period in which goodwill is determined to be impaired. The Corporation performs its annual assessment of goodwill impairment in the fourth quarter of each year. If certain events occur which indicate goodwill might be impaired between annual assessments, goodwill would be evaluated when such events occur.

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

Subsidiary Trusts

The Parent Company owns all of the common stock of three subsidiary trusts, which have issued securities (TruPS) in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The terms of the junior subordinated deferrable interest debentures are the same as the terms of the TruPS. The Parent Company’s obligations under the debentures constitute a full and unconditional guarantee by the Parent Company of the obligations of the trusts. The provisions of ASC Topic 810 related to subsidiary trusts, as interpreted by the SEC, disallow consolidation of subsidiary trusts in the financial statements of the Corporation. As a result, TruPS are not included on the Corporation’s consolidated balance sheets. The junior subordinated debentures issued by the Parent Company to the subsidiary trusts, which have the same total balance and rate as the combined equity securities and TruPS issued by the subsidiary trusts, remain in long-term borrowings. See "Note 9 - Short-Term and Long-Term Borrowings" for additional information.

Tax Credit Investments

The Corporation makes investments in certain community development projects, the majority of which generate tax credits under various federal programs, including qualified affordable housing projects, NMTC projects and historic rehabilitation projects (collectively, TCIs). These investments are made throughout the Corporation's market area as a means of supporting the communities it serves. The Corporation typically acts as a limited partner or member of a limited liability company in its TCIs and does not exert control over the operating or financial policies of the partnership or limited liability company. Tax credits earned are subject to recapture by federal taxing authorities based upon compliance requirements to be met at the project level.

Because the Corporation owns 100% of the equity interests in its NMTC, these investments were consolidated based on ASC Topic 810 as of December 31, 2021 and 2020. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of ASC Topic 810.

TCIs are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation’s TCIs in 2021, 2020 or 2019. For additional details, see "Note 12 - Income Taxes."

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

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels. See "Note 19 - Fair Value Measurements" for additional details.

Revenue Recognition: The sources of revenue for the Corporation are interest income from loans, leases and investments and non-interest income. Non-interest income is earned from various banking and financial services that the Corporation offers through its subsidiaries. Revenue is recognized as earned based on contractual terms, as transactions occur, or as services are provided. Following is further detail of the various types of revenue the Corporation earns and when it is recognized:

Interest income: Interest income is recognized on an accrual basis according to loan and lease agreements, investment securities contracts or other such written contracts.

Wealth management services: Consists of income from trust commissions, brokerage, money market and insurance commissions. Trust commissions consists of advisory fees that are based on market values of clients' managed portfolios and transaction fees for fiduciary services performed, both of which are recognized when earned. Brokerage includes advisory fees which are recognized when earned on a monthly basis and transaction fees that are recognized when transactions occur. Money market is based on the balances held in trust accounts and is recognized monthly. Insurance commissions are earned and recognized when policies are originated. Currently, no investment management and trust service income is based on performance or investment results.

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

Leases: All leases with an initial term greater than twelve months recognize: (1) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, each measured on a discounted basis. The Corporation elected to not separate lease and non-lease components.

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

Certain real estate leases have lease payments that adjust based on annual changes in the CPI. The leases that are dependent upon CPI are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability.

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

On January 1, 2021, the Corporation adopted ASC Update 2021-01 Reference Rate Reform (Topic 848). This update permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of LIBOR transition affected by changes to the interest rates used for discounting, margining or contract price alignment due to reference rate reform. This update was effective upon issuance, and entities may elect to apply the guidance to modifications either retrospectively, as of any date from the beginning of any interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date in an interim period that includes or is subsequent to January 7, 2021. The Corporation adopted this standards update retrospectively effective with its March 31, 2021 quarterly report on Form 10-Q and such adoption did not have a material impact on the consolidated financial statements.

On March 1, 2021, the Corporation adopted ASC Update 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The Corporation adopted this standards update effective with its March 31, 2021 quarterly report on Form 10-Q and such adoption did not have a material impact on the consolidated financial statements.

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

In addition, collateral is posted by the Corporation with counterparties to secure derivative and other contracts, which is included in "interest-bearing deposits with other banks". On the consolidated balance sheets, the amounts of such collateral as of December 31, 2021 and 2020 were $202.8 million and $408.1 million, respectively.

NOTE 3 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
2021
Available for Sale
U.S. Government securities	$127,831	$—	$(213)	$127,618
State and municipal securities	1,139,187	50,161	(678)	1,188,670
Corporate debt securities	373,482	13,009	(358)	386,133
Collateralized mortgage obligations	206,532	3,581	(754)	209,359
Residential mortgage-backed securities	231,607	1,224	(3,036)	229,795
Commercial mortgage-backed securities	974,541	6,141	(9,534)	971,148
Auction rate securities	76,350	—	(1,683)	74,667
Total	$3,129,530	$74,116	$(16,256)	$3,187,390

Held to Maturity
Residential mortgage-backed securities	$404,958	$11,022	$(7,067)	$408,913
Commercial mortgage-backed securities	575,426	—	(18,472)	556,954
Total	$980,384	$11,022	$(25,539)	$965,867

2020
Available for Sale
State and municipal securities	$891,327	$61,286	$—	$952,613
Corporate debt securities	348,391	19,445	(691)	367,145
Collateralized mortgage obligations	491,321	12,560	(115)	503,766
Residential mortgage-backed securities	373,779	4,246	(27)	377,998
Commercial mortgage-backed securities	741,172	22,384	(1,141)	762,415
Auction rate securities	101,510	—	(3,304)	98,206
Total	$2,947,500	$119,921	$(5,278)	$3,062,143

Held to Maturity
Residential mortgage-backed securities	$278,281	$18,576	$—	$296,857

On July 1, 2019, the Corporation transferred state and municipal securities from the HTM classification to the AFS classification as permitted through the early adoption of ASU 2019-04, as disclosed in "Note 1 - Summary of Significant Accounting Policies." The amortized cost of the securities transferred was $158.9 million, and the estimated fair value was $168.5 million. The Corporation has the positive intent and ability to hold the remainder of the HTM portfolio, consisting of residential mortgage-backed securities, to maturity.

Securities carried at $2,502.1 million at December 31, 2021 and $520.5 million at December 31, 2020, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of December 31, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$9,053	$9,175	$—	$—
Due from one year to five years	163,249	163,924	—	—
Due from five years to ten years	391,040	405,782	—	—
Due after ten years	1,153,508	1,198,207	—	—
	1,716,850	1,777,088	—	—
Residential mortgage-backed securities (1)	231,607	229,795	404,958	408,913
Commercial mortgage-backed securities (1)	974,541	971,148	575,426	556,954
Collateralized mortgage obligations (1)	206,532	209,359	—	—
Total	$3,129,530	$3,187,390	$980,384	$965,867
(1)     Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains
	(in thousands)
2021	$35,593	$(2,077)	$33,516
2020	6,545	(3,492)	3,053
2019	11,554	(6,821)	4,733

During 2021, the Corporation completed a balance sheet restructuring that included a $34.0 million gain on the sale of Visa Shares, offset by net losses on other securities of $0.4 million, primarily in connection with the sale of $24.6 million of ARCs.

During 2020, the Corporation completed a balance sheet restructuring that included the sale of investment securities, with an amortized cost of $79.0 million and an estimated fair value of $82.0 million, resulting in net investment securities gains of $3.0 million. Offsetting these gains were $2.9 million of prepayment penalties recorded in non-interest expense for the redemption of FHLB advances.

The following tables present the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2021	(dollars in thousands)
Available for Sale
U.S. Government securities	2	$127,618	$(213)	—	$—	$—	$127,618	$(213)
State and municipal securities	29	82,731	(678)	—	—	—	82,731	(678)
Corporate debt securities	6	43,068	(358)	—	—	—	43,068	(358)
Collateralized mortgage obligations	4	28,517	(754)	—	—	—	28,517	(754)
Residential mortgage-backed securities	7	123,687	(2,388)	1	16,669	(648)	140,356	(3,036)
Commercial mortgage-backed securities	41	512,312	(9,534)	—	—	—	512,312	(9,534)
Auction rate securities	—	—	—	118	74,667	(1,683)	74,667	(1,683)
Total available for sale	89	$917,933	$(13,925)	119	$91,336	$(2,331)	$1,009,269	$(16,256)

Held to Maturity
Residential mortgage-backed securities	14	$205,969	$(7,067)	—	$—	$—	$205,969	$(7,067)
Commercial mortgage-backed securities	36	556,954	(18,472)	—	—	—	556,954	(18,472)
Total	50	$762,923	$(25,539)	—	$—	$—	$762,923	$(25,539)

	Less Than 12 months				12 Months or Longer		Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2020
Available for Sale
Corporate debt securities	9	$44,528	$(377)	1	$6,871	$(314)	$51,399	$(691)
Collateralized mortgage obligations	3	57,601	(115)	—	—	—	57,601	(115)
Residential mortgage-backed securities	1	20,124	(27)	—	—	—	20,124	(27)
Commercial mortgage-backed securities	9	144,383	(1,141)	—	—	—	144,383	(1,141)
Auction rate securities	—	—	—	162	98,206	(3,304)	98,206	(3,304)
Total available for sale	22	$266,636	$(1,660)	163	$105,077	$(3,618)	$371,713	$(5,278)

No held to maturity securities were in an unrealized loss position as of December 31, 2020.

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, all ARCs and corporate debt securities were rated above investment grade. All of the loans underlying the ARCs have principal payments which are guaranteed by the federal government. Based on the payment status, rating and management’s evaluation of these securities, no ACL was required for ARCs or corporate debt securities as of December 31, 2021 and 2020.

NOTE 4 – Loans and Allowance for Credit Losses

Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows as of December 31:

	2021	2020
	(in thousands)
Real estate - commercial mortgage	$7,279,080	$7,105,092
Commercial and industrial (1)	4,208,327	5,670,828
Real-estate - residential mortgage	3,846,750	3,141,915
Real-estate - home equity	1,118,248	1,202,913
Real-estate - construction	1,139,779	1,047,218
Consumer	464,657	466,772
Equipment lease financing and other	283,557	284,377
Overdrafts	1,988	4,806
Gross loans	18,342,386	18,923,921
Unearned income	(17,036)	(23,101)
Net Loans	$18,325,350	$18,900,820

(1) Includes PPP loans totaling $0.3 billion and $1.6 billion as of December 31, 2021 and 2020 respectively.

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection or present other unfavorable features. The aggregate dollar amount of these loans, including unadvanced commitments, was $129.6 million and $162.5 million as of December 31, 2021 and 2020, respectively. During 2021, additions totaled $52.8 million and repayments totaled $85.7 million for related-party loans.
Allowance for Credit Losses

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

The following table presents the components of the ACL:

	2021	2020
	(in thousands)
ACL - loans	$249,001	$277,567
ACL - OBS credit exposure	14,533	14,373
Total ACL	$263,534	$291,940

The following table presents the activity in the ACL for the years ended December 31:

	2021	2020	2019
	(in thousands)
Balance at beginning of period	$291,940	$166,209	$169,410
Impact of adopting CECL on January 1, 2020 (1)	—	58,348	—
Loans charged off	(30,952)	(30,557)	(53,189)
Recoveries of loans previously charged off	17,146	21,020	17,163
Net loans charged off	(13,806)	(9,537)	(36,026)
Provision for credit losses (2)	(14,600)	76,920	32,825
Balance at the end of the period (3)	$263,534	$291,940	$166,209
(1) Includes $12.6 million of reserves for OBS credit exposures as of January 1, 2020.
(2) Includes $0.2 million, $(0.8) million and $(6.3) million related to OBS credit exposures for the years ended December 31, 2021, 2020 and 2019, respectively.
(3) Includes $14.5 million, $14.4 million and $2.6 million of reserves for OBS credit exposures as of December 31, 2021, 2020 and 2019, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Consumer	Equipment Finance Leasing and Other	Total
	(in thousands)
Balance at December 31, 2019	$45,610	$68,602	$17,744	$19,771	$4,443	$3,762	$3,690	$163,622
Impact of adopting CECL on January 1, 2020	29,361	(18,576)	(65)	21,235	4,015	5,969	3,784	45,723
Loans charged off	(4,225)	(18,915)	(1,193)	(620)	(17)	(3,400)	(2,187)	(30,557)
Recoveries of loans previously charged off	1,027	11,396	504	491	5,122	1,875	605	21,020
Net loans recovered (charged off)	(3,198)	(7,519)	(689)	(129)	5,105	(1,525)	(1,582)	(9,537)
Provision for loan losses (1)	31,652	32,264	(2,758)	11,118	2,045	2,699	739	77,759
Balance at December 31, 2020	103,425	74,771	14,232	51,995	15,608	10,905	6,631	277,567
Loans charged off	(8,726)	(15,337)	(676)	(1,290)	(39)	(2,633)	(2,251)	(30,952)
Recoveries of loans previously charged off	2,474	9,587	248	375	1,412	2,097	953	17,146
Net loans recovered (charged off)	(6,252)	(5,750)	(428)	(915)	1,373	(536)	(1,298)	(13,806)
Provision for loan losses(1)	(9,203)	(1,965)	(2,595)	3,156	(4,040)	(1,829)	1,716	(14,760)
Balance at December 31, 2021	$87,970	$67,056	$11,209	$54,236	$12,941	$8,540	$7,049	$249,001
(1) Provision included in the table only includes the portion related to Net Loans

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. Qualitative adjustments increased during 2020, primarily as a result of uncertainties related to the economic impact of COVID-19, including consideration for the future performance of loans that received deferrals or forbearances as a result of COVID-19 and the impact COVID-19 had on certain industries where the quantitative models were not fully capturing the appropriate level of risk. The impact from qualitative adjustments on the ACL decreased in 2021 with the improvement in economic conditions.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of December 31, 2021 and 2020, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of December 31, 2021 and 2020, approximately 98% and 83%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.
The following table presents total non-accrual loans, by class segment:

	2021			2020
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(in thousands)
Real estate - commercial mortgage	$20,564	$32,251	$52,815	$19,909	$31,561	$51,470
Commercial and industrial	12,571	17,570	30,141	13,937	18,056	31,993
Real estate - residential mortgage	35,269	—	35,269	24,590	1,517	26,107
Real estate - home equity	8,671	—	8,671	9,398	190	9,588
Real estate - construction	173	728	901	437	958	1,395
Consumer	229	—	229	332	—	332
Equipment lease financing and other	6,247	9,393	15,640	—	16,313	16,313
Total	$83,724	$59,942	$143,666	$68,603	$68,595	$137,198

As of December 31, 2021, there were $59.9 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary. The amount of interest income on non-accrual loans that was recognized was approximately $1.3 million in 2021 and $0.3 million in 2020.

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, in the current period:

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - construction (1)
Pass	$190,030	$315,811	$113,245	$83,886	$17,545	$117,157	$46,409	$—	$884,083
Special Mention	5,843	775	9,984	20,200	15,724	6,315	—	—	58,841
Substandard or Lower	—	—	—	—	1,912	4,185	227	—	6,324
Total real estate - construction	195,873	316,586	123,229	104,086	35,181	127,657	46,636	—	949,248
Real estate - construction (1)
Current period gross charge-offs	—	—	(39)	—	—	—	—	—	(39)
Current period recoveries	—	—	39	—	—	1,373	—	—	1,412
Total net (charge-offs) recoveries	—	—	—	—	—	1,373	—	—	1,373
Commercial and industrial (2)
Pass	855,924	520,802	396,575	232,805	147,675	581,762	1,177,857	339	3,913,739
Special Mention	5,386	8,538	33,937	8,301	10,346	23,380	52,386	95	142,369
Substandard or Lower	1,225	9,775	19,393	24,327	11,912	34,825	49,562	1,200	152,219
Total commercial and industrial	862,535	539,115	449,905	265,433	169,933	639,967	1,279,805	1,634	4,208,327
Commercial and industrial
Current period gross charge-offs	(2,977)	(406)	(4,966)	(208)	(286)	(800)	(5,694)	—	(15,337)
Current period recoveries	6	39	4,691	841	457	2,342	1,211	—	9,587
Total net (charge-offs) recoveries	(2,971)	(367)	(275)	633	171	1,542	(4,483)	—	(5,750)
Real estate - commercial mortgage
Pass	1,086,113	899,172	826,866	624,653	712,223	2,356,308	55,370	—	6,560,705
Special Mention	1,317	60,732	96,508	25,280	33,595	169,732	115	—	387,279
Substandard or Lower	1,537	8,516	28,810	68,818	69,793	151,450	684	1,488	331,096
Total real estate - commercial mortgage	1,088,967	968,420	952,184	718,751	815,611	2,677,490	56,169	1,488	7,279,080
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(14)	(25)	(6,972)	(1,517)	(198)	—	(8,726)
Current period recoveries	—	—	—	—	983	1,491	—	—	2,474
Total net (charge-offs) recoveries	—	—	(14)	(25)	(5,989)	(26)	(198)	—	(6,252)
Total
Pass	$2,132,067	$1,735,785	$1,336,686	$941,344	$877,443	$3,055,227	$1,279,636	$339	$11,358,527
Special Mention	12,546	70,045	140,429	53,781	59,665	199,427	52,501	95	588,489
Substandard or Lower	2,762	18,291	48,203	93,145	83,617	190,460	50,473	2,688	489,639
Total	$2,147,375	$1,824,121	$1,525,318	$1,088,270	$1,020,725	$3,445,114	$1,382,610	$3,122	$12,436,655

(1) Excludes real estate - construction - other.
(2) Loans originated in 2021 include $0.3 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and equipment lease financing. For these loans, the most relevant credit quality indicator is delinquency status and the Corporation evaluates credit quality based on the aging status of the loan. The following table presents the amortized cost of these loans based on payment activity, by origination year, for the current period:

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$32,682	$23,478	$7,024	$9,255	$7,415	$92,983	$930,289	$3,999	$1,107,125
Non-performing	—	—	—	15	282	2,145	8,483	198	11,123
Total real estate - home equity	32,682	23,478	7,024	9,270	7,697	95,128	938,772	4,197	1,118,248
Real estate - home equity
Current period gross charge-offs	—	—	(41)	—	—	(171)	(464)	—	(676)
Current period recoveries	—	—	—	—	—	96	152	—	248
Total net (charge-offs) recoveries	—	—	(41)	—	—	(75)	(312)	—	(428)
Real estate - residential mortgage
Performing	1,548,174	1,133,602	344,625	113,801	198,164	468,842	—	—	3,807,208
Non-performing	—	6,753	2,189	3,424	2,844	24,332	—	—	39,542
Total real estate - residential mortgage	1,548,174	1,140,355	346,814	117,225	201,008	493,174	—	—	3,846,750
Real estate - residential mortgage
Current period gross charge-offs	—	(626)	(148)	(125)	(4)	(387)	—	—	(1,290)
Current period recoveries	—	—	1	18	—	264	92	—	375
Total net (charge-offs) recoveries	—	(626)	(147)	(107)	(4)	(123)	92	—	(915)
Consumer
Performing	129,759	79,440	66,745	59,309	25,839	42,429	60,553	—	464,074
Non-performing	122	101	60	36	32	203	29	—	583
Total consumer	129,881	79,541	66,805	59,345	25,871	42,632	60,582	—	464,657
Consumer
Current period gross charge-offs	(175)	(491)	(455)	(238)	(224)	(240)	(810)	—	(2,633)
Current period recoveries	—	223	131	131	167	952	493	—	2,097
Total net (charge-offs) recoveries	(175)	(268)	(324)	(107)	(57)	712	(317)	—	(536)
Equipment lease financing and other
Performing	97,077	65,316	49,591	34,107	22,444	1,369	—	—	269,904
Non-performing	—	—	—	—	15,503	138	—	—	15,641
Total leasing and other	97,077	65,316	49,591	34,107	37,947	1,507	—	—	285,545
Equipment lease financing and other
Current period gross charge-offs	(975)	(1,276)	—	—	—	—	—	—	(2,251)
Current period recoveries	255	539	88	10	18	43	—	—	953
Total net (charge-offs) recoveries	(720)	(737)	88	10	18	43	—	—	(1,298)
Construction - other
Performing	144,652	40,040	638	5,028	—	—	—	—	190,358
Non-performing	—	—	—	—	173	—	—	—	173
Total construction - other	144,652	40,040	638	5,028	173	—	—	—	190,531
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,952,344	$1,341,876	$468,623	$221,500	$253,862	$605,623	$990,842	$3,999	$5,838,669
Non-performing	122	6,854	2,249	3,475	18,834	26,818	8,512	198	67,062
Total	$1,952,466	$1,348,730	$470,872	$224,975	$272,696	$632,441	$999,354	$4,197	$5,905,731

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Cost Basis	Total
Real estate - home equity
Performing	$31,445	$8,176	$13,906	$11,024	$11,667	$126,749	$982,285	$5,321	$1,190,573
Non-performing	—	88	23	233	221	2,290	9,485	—	12,340
Total real estate - home equity	31,445	8,264	13,929	11,257	11,888	129,039	991,770	5,321	1,202,913
Real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(34)	(1,159)	—	(1,193)
Current period recoveries	—	—	—	—	—	138	366	—	504
Total net (charge-offs) recoveries	—	—	—	—	—	104	(793)	—	(689)
Real estate - residential mortgage
Performing	1,255,532	585,878	228,398	341,563	264,990	434,889	—	—	3,111,250
Non-performing	217	2,483	3,177	2,483	722	21,583	—	—	30,665
Total real estate - residential mortgage	1,255,749	588,361	231,575	344,046	265,712	456,472	—	—	3,141,915
Real estate - residential mortgage
Current period gross charge-offs	—	(68)	(101)	(190)	(7)	(254)	—	—	(620)
Current period recoveries	—	68	16	1	1	405	—	—	491
Total net (charge-offs) recoveries	—	—	(85)	(189)	(6)	151	—	—	(129)
Consumer
Performing	114,399	98,587	95,072	43,334	25,804	36,086	52,698	42	466,022
Non-performing	168	19	124	141	114	150	34	—	750
Total consumer	114,567	98,606	95,196	43,475	25,918	36,236	52,732	42	466,772
Consumer
Current period gross charge-offs	(134)	(542)	(524)	(444)	(489)	(769)	(498)	—	(3,400)
Current period recoveries	—	64	165	159	94	101	1,292	—	1,875
Total net (charge-offs) recoveries	(134)	(478)	(359)	(285)	(395)	(668)	794	—	(1,525)
Equipment lease financing and other
Performing	102,324	65,303	49,453	34,995	15,631	5,040	—	—	272,746
Non-performing	—	—	30	15,983	142	282	—	—	16,437
Total leasing and other	102,324	65,303	49,483	50,978	15,773	5,322	—	—	289,183
Equipment lease financing and other
Current period gross charge-offs	(606)	(1,581)	—	—	—	—	—	—	(2,187)
Current period recoveries	185	349	21	18	11	21	—	—	605
Total net (charge-offs) recoveries	(421)	(1,232)	21	18	11	21	—	—	(1,582)
Construction - other
Performing	96,444	24,888	6,822	—	16	—	—	—	128,170
Non-performing	—	—	—	178	—	—	—	—	178
Total construction - other	96,444	24,888	6,822	178	16	—	—	—	128,348
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,600,144	$782,832	$393,651	$430,916	$318,108	$602,764	$1,034,983	$5,363	$5,168,761
Non-performing	385	2,590	3,354	19,018	1,199	24,305	9,519	—	60,370
Total	$1,600,529	$785,422	$397,005	$449,934	$319,307	$627,069	$1,044,502	$5,363	$5,229,131

The following table presents non-performing assets:

	December 31, 2021	December 31, 2020
	(in thousands)
Non-accrual loans	$143,666	$137,198
Loans 90 days or more past due and still accruing	8,453	9,929
Total non-performing loans	152,119	147,127
OREO (1)	1,817	4,178
Total non-performing assets	$153,936	$151,305
(1) Excludes $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of December 31, 2021.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
December 31, 2021
Real estate – commercial mortgage	$1,089	$1,750	$1,229	$52,815	$7,222,197	$7,279,080
Commercial and industrial	5,457	1,932	488	30,141	4,170,309	4,208,327
Real estate – residential mortgage	22,957	2,920	4,130	35,269	3,781,474	3,846,750
Real estate – home equity	4,369	1,154	2,253	8,671	1,101,801	1,118,248
Real estate – construction	1,318	—	—	901	1,137,560	1,139,779
Consumer	3,561	876	353	229	459,638	464,657
Equipment lease financing and other	226	27	—	15,640	252,616	268,509
Total	$38,977	$8,659	$8,453	$143,666	$18,125,595	$18,325,350

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2020
Real estate – commercial mortgage	$14,999	$9,273	$1,177	$51,470	$7,028,173	$7,105,092
Commercial and industrial	11,285	1,068	616	31,993	5,625,866	5,670,828
Real estate – residential mortgage	22,281	7,675	4,687	26,107	3,081,165	3,141,915
Real estate – home equity	5,622	1,654	2,753	9,588	1,183,296	1,202,913
Real estate – construction	1,938	—	155	1,395	1,043,730	1,047,218
Consumer	3,036	501	417	332	462,486	466,772
Equipment lease financing and other	838	150	124	16,313	248,657	266,082
Total	$59,999	$20,321	$9,929	$137,198	$18,673,373	$18,900,820

Collateral-Dependent Loans

A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate including: residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Troubled Debt Restructurings

The following table presents TDRs, by class segment for the years ended December 31:

	2021	2020
	(in thousands)
Real estate - commercial mortgage	$3,464	$28,451
Commercial and industrial	1,857	6,982
Real estate - residential mortgage	11,948	18,602
Real estate - home equity	12,218	14,391
Consumer	5	—
Total accruing TDRs	29,492	68,426
Non-accrual TDRs (1)	55,945	35,755
Total TDRs	$85,437	$104,181

(1) Included within non-accrual loans in the preceding table.

The following table presents TDRs, by class segment, for loans that were modified during the years ended December 31:

	2021		2020		2019
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	9	$16,020	12	$24,868	2	$263
Commercial and industrial	10	2,823	20	5,218	16	5,378
Real estate - residential mortgage	46	13,256	48	10,493	6	2,252
Real estate - home equity	30	1,226	48	4,359	59	2,706
Real estate - construction	1	154	—	—	—	—
Consumer	—	—	14	345	—	—
Total	96	$33,479	142	$45,283	83	$10,599

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020, to borrowers impacted by the effects of COVID-19 pandemic and who are not delinquent at the time of the payment schedule modifications, have been excluded from TDRs. As of December 31, 2021, $38.2 million in recorded investment remain in an active COVID-19 deferral program.

NOTE 5 – PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31:

	2021	2020
	(in thousands)
Land	$38,494	$38,654
Buildings and improvements	346,098	343,604
Furniture and equipment	145,627	165,572
Construction in progress	8,644	5,423
Total premises and equipment	538,863	553,253
Less: Accumulated depreciation and amortization	(318,506)	(321,773)
Net premises and equipment	$220,357	$231,480

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill totaled $534.3 million and $533.4 million as of December 31, 2021 and 2020, respectively. The increase of $0.9 million was the result of certain acquisitions in 2021. There were no goodwill impairment charges in 2021 based on the annual assessment.
The estimated fair values of the Corporation’s reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.
The follow table summarizes intangible assets, which are included in Goodwill and intangible assets on the consolidated balance sheets:

	2021	2020
	(in millions)
Intangible assets
Amortizing intangible assets	$5.4	$4.3
Accumulated amortization	(1.6)	(1.0)
Net intangibles	$3.8	$3.3
Amortization expense was $589 thousand and $529 thousand for the years ending December 31, 2021 and 2020, respectively.

NOTE 7 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the fair value included in mortgage banking income on the consolidated statements of income:

	2021	2020	2019
	(in thousands)
Amortized cost:
Balance at beginning of period	$38,745	$39,267	$38,573
Originations of MSRs	9,216	12,173	7,546
Amortization	(11,968)	(12,695)	(6,852)
Balance at end of period	$35,993	$38,745	$39,267

Valuation allowance:
Balance at beginning of period	$(10,500)	$—	$—
Reduction (addition) to valuation allowance	9,900	(10,500)	—
Balance at end of period	$(600)	$(10,500)	$—

Net MSRs at end of period	$35,393	$28,245	$39,267
Estimated fair value of MSRs at end of period	$35,393	$28,245	$45,193

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.3 billion and $4.7 billion as of December 31, 2021 and 2020, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $35.4 million and $28.2 million as of December 31, 2021 and 2020, respectively. Based on its fair value analysis as of December 31, 2021, the Corporation determined that a $0.6 million valuation allowance was required for the year ended December 31, 2021. The valuation allowance was $10,500 and $0 at December 31, 2020 and 2019, respectively.

Total servicing income, recognized as an increase to mortgage banking income in the consolidated statements of income, was $11.2 million, $11.9 million and $12.0 million as of December 31, 2021, 2020 and 2019, respectively.
Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $12.0 million, $12.7 million and $6.9 million in 2021, 2020 and 2019, respectively. Estimated future MSR amortization expense, based on balances as of December 31, 2021, and the estimated remaining lives of the underlying loans, follows (in thousands):

Year
2022	$6,104
2023	5,665
2024	5,186
2025	4,663
2026	4,095
Thereafter	10,280
Total estimated amortization expense	$35,993

NOTE 8 – DEPOSITS
Deposits consisted of the following as of December 31:

	2021	2020
	(in thousands)
Noninterest-bearing demand	$7,370,963	$6,531,002
Interest-bearing demand	5,819,539	5,818,564
Savings and money market accounts	6,403,995	5,929,792
Total demand and savings	19,594,497	18,279,358
Brokered deposits	251,526	335,185
Time deposits	1,727,476	2,224,664
Total Deposits	$21,573,499	$20,839,207

The scheduled maturities of time deposits as of December 31, 2021 were as follows (in thousands):

Year
2022	$1,315,785
2023	232,748
2024	71,064
2025	29,367
2026	14,810
Thereafter	63,702
$1,727,476

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $0.7 billion and $1.0 billion as of December 31, 2021 and 2020, respectively. Time deposits of $250,000 or more were $219.0 million and $330.4 million as of December 31, 2021 and 2020, respectively.

NOTE 9 – SHORT-TERM AND LONG-TERM BORROWINGS
Short-term borrowings as of December 31, 2021 and 2020 and the related maximum amounts outstanding at the end of any month in each of the three years then ended are presented below.

	December 31		Maximum Outstanding
	2021	2020	2021	2020
	(in thousands)
Federal funds purchased	$—	$—	$—	$200,000
Short-term FHLB advances (1)	—	—	—	980,000
Customer funding (2)	416,764	630,066	552,547	630,066
Total short-term borrowings	$416,764	$630,066

(1) Represents FHLB advances with an original maturity term of less than one year.
(2) Includes short-term promissory notes.

As of December 31, 2021, the Corporation had aggregate availability under federal funds lines of $2.1 billion. A combination of commercial real estate loans, commercial loans, consumer loans and investment securities were pledged to the FRB to provide access to FRB discount window borrowings. As of December 31, 2021 and 2020, the Corporation had $0.9 billion and $0.3 billion, respectively, of collateralized borrowing availability at the FRB discount window, and no outstanding borrowings.

FHLB advances with an original maturity of one year or more and long-term borrowings included the following as of December 31:

	2021	2020
	(in thousands)
FHLB advances	$—	$535,973
Subordinated debt	543,778	625,000
Senior notes	65,000	125,000
Junior subordinated deferrable interest debentures	16,496	16,496
Other long-term debt	939	507
Unamortized discounts and issuance costs	(4,868)	(6,713)
Total long-term borrowings	$621,345	$1,296,263

As of December 31, 2021, the Corporation had additional borrowing capacity of approximately $5.8 billion with the FHLB. Advances from the FHLB are secured by FHLB stock, qualifying residential mortgages, investment securities and other assets.

The following table summarizes the scheduled maturities with an original maturity of one year or more and long-term borrowings as of December 31, 2021 (in thousands):

Year
2022	$65,313
2023	313
2024	169,091
2025	—
2026	—
Thereafter	391,496
Unamortized discounts and issuance costs	(4,868)
$621,345

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

As of December 31, 2021, the Parent Company owned all of the common stock of three subsidiary trusts, which have issued TruPS in conjunction with the Parent Company issuing junior subordinated deferrable interest debentures to the trusts. The TruPS are redeemable on specified dates, or earlier if certain events arise.

The following table provides details of the debentures as of December 31, 2021 (dollars in thousands):

Debentures Issued to	Fixed/ Variable	Interest Rate	Amount	Maturity	Callable	Call Price
Columbia Bancorp Statutory Trust	Variable	2.78%	$6,186	06/30/34	03/31/22	100.0
Columbia Bancorp Statutory Trust II	Variable	2.09%	4,124	03/15/35	03/15/22	100.0
Columbia Bancorp Statutory Trust III	Variable	1.97%	6,186	06/15/35	03/15/22	100.0
			$16,496

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2021		2020
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$261,428	$2,326	$382,903	$8,034
Negative fair values	2,549	(23)	3,154	(35)
Forward Commitments
Positive fair values	51,000	41	—	—
Negative fair values	—	—	292,262	(2,263)
Interest Rate Swaps with Customers
Positive fair values	3,213,924	153,752	3,834,062	330,951
Negative fair values	752,462	(4,766)	45,640	(2)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	752,462	4,766	45,640	2
Negative fair values	3,213,924	(79,889)	3,834,062	(165,205)
Interest Rate Swaps used in Cash Flow Hedges
Positive fair values	500,000	60	—	—
Negative fair values	500,000	(1,432)	—	—
Foreign Exchange Contracts with Customers
Positive fair values	7,629	229	1,121	5
Negative fair values	3,388	(51)	5,963	(275)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	3,656	69	6,372	318
Negative fair values	9,364	(240)	1,422	(5)

The following table presents the effect of fair value and cash flow hedge accounting on accumulated OCI for the year ended December 31, 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component

Derivatives in Cash Flow Hedging Relationships:
Interest Rate Products	(3,452,060)	(3,452,060)	—	Interest income	2,775,589	2,775,589	—
The following table presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the year ended December 31, 2021:

	Consolidated Statements of Income Classification
	Interest Income	Interest Expense

Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$2,776	$—
The effects of fair value and cash flow hedging:
Amount of gain or (loss) on cash flow hedging relationships	—	—
Interest contracts:
Amount of gain reclassified from AOCI into income	2,776	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—
Amount of Gain Reclassified from AOCI into Income - Included Component	2,776	—
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—
During the next twelve months, the Corporation estimates that an additional $4.9 million will be reclassified as an increase to interest income.

The following table presents the fair value gains (losses) on derivative financial instruments for the years ended December 31:

	Consolidated Statements of Income Classification	2021	2020	2019
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking	$(3,392)	$4,974	$689
Interest rate swaps	Other expense	1,050	70	122
Foreign exchange contracts	Other income	(36)	12	20
Net fair value gains (losses) on derivative financial instruments		$(2,378)	$5,056	$831
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of December 31:

	2021	2020
	(in thousands)
Amortized cost (1)	$35,050	$80,662
Fair value	35,768	83,886
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $2.5 million for the year ended December 31, 2021. Gains related to changes in fair values of mortgage loans held for sale were $2.8 million for the year ended December 31, 2020, and losses related to changes in fair values of mortgage loans held for sale were $0.3 million for the year ended December 31, 2019. The gains and losses are recorded on the consolidated income statements as an adjustment to mortgage banking income.

Balance Sheet Offsetting

The fair values of interest rate swap agreements and foreign exchange contracts the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets if they are subject to master netting arrangements or similar agreements. The Corporation has elected to net its financial assets and liabilities designated as cash flow hedges when offsetting is permitted. The following table presents the financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets as of December 31:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments (1)	Collateral (2)	Amount
	(in thousands)
2021
Interest rate swap derivative assets	$158,578	$(8,028)	$—	$150,550
Foreign exchange derivative assets with correspondent banks	69	(69)	—	—
Total	$158,647	$(8,097)	$—	$150,550

Interest rate swap derivative liabilities	$86,087	$(6,656)	$(74,359)	$5,072
Foreign exchange derivative liabilities with correspondent banks	240	(69)	—	171
Total	$86,327	$(6,725)	$(74,359)	$5,243

2020
Interest rate swap derivative assets	$330,951	$(2)	$—	$330,949
Foreign exchange derivative assets with correspondent banks	318	(5)	—	313
Total	$331,269	$(7)	$—	$331,262

Interest rate swap derivative liabilities	$165,205	$(2)	$(165,203)	$—
Foreign exchange derivative liabilities with correspondent banks	5	(5)	—	—
Total	$165,210	$(7)	$(165,203)	$—

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
Basel III Rules
In July 2013, the FRB approved Basel III Rules establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The Basel III Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions.
The minimum regulatory capital requirements established by the Basel III Rules became effective on January 1, 2015, and became fully phased in on January 1, 2019. The Basel III Rules require the Corporation and the Bank to:
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
The Basel III Rules use a standardized approach for risk weightings that expand the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures, resulting in higher risk weights for a variety of asset categories.

The Corporation and the Bank are required to maintain a "capital conservation buffer" of 2.50% above the minimum risk-based capital requirements. The rules provide that the failure to maintain the "capital conservation buffer" results in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the Basel III Rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from such subsidiaries. If the Corporation does not receive sufficient cash dividends from the Bank, it may not have sufficient funds to pay dividends on its common stock, service its debt obligations or repurchase its common stock.
As of December 31, 2021 and 2020, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the Basel III Rules.
As of December 31, 2021 and 2020, the Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculation. To be categorized as well capitalized, the bank was required to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table below.
There are no conditions or events since December 31, 2021, that management believes have changed the institution's categories.

The following tables present the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements under the Basel III Rules, as of December 31:

	2021
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,841,529	14.1%	$1,610,429	8.0%	N/A	N/A
Fulton Bank, N.A.	2,591,332	12.9	1,602,597	8.0	$2,003,246	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,195,647	10.9%	$1,207,822	6.0%	N/A	N/A
Fulton Bank, N.A	2,395,890	12.0	1,201,948	6.0	$1,602,597	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,002,769	9.9%	$905,866	4.5%	N/A	N/A
Fulton Bank, N.A	2,351,890	11.7	901,461	4.5	$1,302,110	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,195,647	8.6%	$1,023,787	4.0%	N/A	N/A
Fulton Bank, N.A	2,395,890	9.4	1,017,083	4.0	$1,271,354	5.0%
N/A – Not applicable as "well capitalized" applies to banks only.

	2020
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,837,801	14.4%	$1,571,876	8.0%	N/A	N/A
Fulton Bank, N.A.	2,758,963	14.1	1,562,322	8.0	$1,952,903	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,067,640	10.5%	$1,178,907	6.0%	N/A	N/A
Fulton Bank, N.A	2,529,802	13.0	1,171,742	6.0	$1,562,322	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$1,874,762	9.5%	$884,181	4.5%	N/A	N/A
Fulton Bank, N.A	2,485,802	12.7	878,806	4.5	$1,269,387	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,067,640	8.2%	$1,009,469	4.0%	N/A	N/A
Fulton Bank, N.A	2,529,802	10.1	1,001,313	4.0	$1,251,641	5.0%
N/A – Not applicable as "well capitalized" applies to banks only.
Dividend and Loan Limitations
The dividends that may be paid by the Bank to the Parent Company are subject to certain legal and regulatory limitations. The total amount available for payment of dividends by the Bank to the Parent Company was approximately $73.7 million as of December 31, 2021, based on the Bank maintaining enough capital to be considered well capitalized under the Basel III Rules.
Under current regulations, the Bank is limited in the amount it may loan to its affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of the Bank's regulatory capital.

NOTE 12 – INCOME TAXES
The components of the provision for income taxes are as follows:

	2021	2020	2019
	(in thousands)
Current tax expense:
Federal	$35,692	$38,397	$32,610
State	10,646	7,389	5,204
	46,338	45,786	37,814
Deferred tax (benefit) expense:
Federal	11,081	(18,131)	(1,271)
State	1,329	(3,460)	1,106
	12,410	(21,591)	(165)
Total income tax expense	$58,748	$24,195	$37,649
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
Tax credit investments	(3.0)	(5.7)	(4.6)
Tax-exempt income	(3.0)	(4.9)	(3.9)
Bank owned life insurance	(0.5)	(0.7)	(0.4)
State income taxes, net of federal benefit	2.6	1.1	0.2
Change in valuation allowance	—	—	1.8
Executive compensation	0.1	—	—
FDIC Premium	0.3	0.3	—
Penalties	—	0.2	—
Other, net	0.1	0.7	0.2
Effective income tax rate	17.6%	12.0%	14.3%

The net DTA recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$62,465	$67,059
Tax credit carryforwards	27,192	39,294
State loss carryforwards	23,996	20,401
Lease Liability	21,034	—
Tax credit investments	11,203	10,159
Other accrued expenses	10,633	9,801
Deferred compensation	9,190	8,486
Stock-based compensation	3,499	3,289
Postretirement and defined benefit plans	—	1,553
Other	7,348	12,107
Total gross deferred tax assets	$176,560	$172,149
Deferred tax liabilities:
Equipment lease financing	$41,049	$44,216
Right-of-use-asset	18,671	—
Unrealized holding gains on AFS securities	10,432	23,978
Premises and equipment	9,151	8,876
MSRs	8,016	6,414
Acquisition premiums/discounts	5,466	5,466
Intangible assets	1,272	1,205
Postretirement and defined benefit plans	1,243	—
Other	13,492	15,811
Total gross deferred tax liabilities	108,792	105,966
Net deferred tax asset, before valuation allowance	67,768	66,183
Valuation allowance	(23,996)	(20,401)
Net deferred tax asset	$43,772	$45,782

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

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2021 and 2020, the Corporation had state net operating loss carryforwards of approximately $306.9 million and $263.6 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2041.

As of December 31, 2021, based on the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its DTAs, net of the valuation allowance.

As of December 31, 2021, the Corporation had tax credit carryforwards related to TCIs of approximately $27.2 million. The Corporation recorded a DTA of $27.2 million, reflecting the benefit of these tax credit carryforwards. Such DTA will begin to expire in 2041 if not yet utilized.

Uncertain Tax Positions
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2021	2020	2019
	(in thousands)
Balance at beginning of year	$2,151	$2,517	$2,726
Current period tax positions	120	95	292
Lapse of statute of limitations	(598)	(461)	(501)
Balance at end of year	$1,673	$2,151	$2,517

Virtually all of the Corporation’s unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year.

Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $0.6 million is expected to reverse in 2022 due to lapsing of the statute of limitations. Decreases can also occur throughout the settlement of positions with taxing authorities.

As of December 31, 2021, if recognized, all of the Corporation’s unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $0.4 million of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $(75,000) and $(17,000) in 2021 and 2020, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2021 and 2020, total accrued interest and penalties related to unrecognized tax positions were approximately $0.6 million and $0.7 million, respectively.

The Corporation files income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2018.

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments as of December 31:

	2021	2020
Included in other assets:	( in thousands)
Affordable housing tax credit investments, net	$161,052	$152,203
Other tax credit investments, net	42,987	59,224
Total TCIs, net	$204,039	$211,427
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$49,364	$31,562
Other tax credit liabilities	33,941	49,491
Total unfunded tax credit commitments and liabilities	$83,305	$81,053

The following table presents other information relating to the Corporation's TCIs for the years ended December 31:

	2021	2020	2019
	( in thousands)
Components of income taxes:
Tax credits and benefits	(28,141)	(32,940)	(35,184)
Amortization of tax credits and benefits, net of tax benefits	17,378	20,429	22,184
Deferred tax expense	639	921	954
Total reduction in income tax expense	$(10,124)	$(11,590)	$(12,046)
Amortization of TCIs:
Total amortization of TCIs	$6,187	$6,126	$6,021

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

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2021	2020	2019
	(in thousands)
Weighted average common shares outstanding (basic)	162,233	162,372	166,902
Impact of common stock equivalents	1,074	718	890
Weighted average common shares outstanding (diluted)	163,307	163,090	167,792

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

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(in thousands)
2021
Unrealized loss on securities	$(23,222)	$5,274	$(17,948)
Reclassification adjustment for securities gains included in net income (1)	(33,516)	7,611	(25,905)
Amortization of net unrealized losses on AFS transferred to HTM (2)	3,485	(795)	2,690
Net unrealized holding loss arising during the period on interest rate swaps used in cash flow hedges	(2,776)	629	(2,147)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(3,452)	782	(2,670)
Unrecognized pension and postretirement income	9,147	(2,003)	7,144
Amortization of net unrecognized pension and postretirement items (3)	1,480	(324)	1,156
Total Other Comprehensive Loss	$(48,854)	$11,174	$(37,680)
2020
Unrealized gain on securities	$85,188	$(19,537)	$65,651
Reclassification adjustment for securities gains included in net income (1)	(3,053)	694	(2,359)
Amortization of net unrealized losses on AFS transferred to HTM (2) (4)	4,360	(912)	3,448
Unrecognized pension and postretirement income	(3,242)	710	(2,532)
Amortization of net unrecognized pension and postretirement items (3)	1,311	(291)	1,020
Total Other Comprehensive Income	$84,564	$(19,336)	$65,228
2019
Unrealized gain on securities	$73,085	$(16,166)	$56,919
Reclassification adjustment for securities gains included in net income (1)	(4,733)	1,047	(3,686)
Amortization of net unrealized losses on AFS transferred to HTM (2)	8,070	(1,785)	6,285
Non-credit related unrealized losses on other-than-temporarily impaired debt securities	(873)	193	(680)
Unrecognized pension and postretirement income	(1,203)	266	(937)
Amortization of net unrecognized pension and postretirement items (3)	1,316	(291)	1,025
Total Other Comprehensive Income	$75,662	$(16,736)	$58,926

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) Gain on Interest Rate Swaps used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Balance at December 31, 2018	$(43,974)	$—	$(15,089)	$(59,063)
Other comprehensive loss before reclassifications	56,239	—	(937)	55,302
Amounts reclassified from AOCI (loss)	(3,686)	—	1,025	(2,661)
Amortization of net unrealized losses on AFS securities transferred to HTM	6,285	—	—	6,285
Balance at December 31, 2019	14,864	—	(15,001)	(137)
OCI before reclassifications	65,651	—	(2,532)	63,119
Amounts reclassified from AOCI	(2,359)	—	1,020	(1,339)
Amortization of net unrealized losses on AFS securities transferred to HTM	3,448	—	—	3,448
Balance at December 31, 2020	81,604	—	(16,513)	65,091
OCI before reclassifications	(17,948)	—	7,144	(10,804)
Amounts reclassified from AOCI	(25,905)	(4,817)	1,156	(29,566)
Amortization of net unrealized losses on AFS securities transferred to HTM	2,690	—	—	2,690
Balance at December 31, 2021	$40,441	$(4,817)	$(8,213)	$27,411

Common Stock Repurchase Plans

In February 2021, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation is authorized to repurchase up to $75.0 million of its outstanding shares of common stock, or approximately 3.2% of its outstanding shares, through December 31, 2021. In November 2021, the Corporation's board of directors approved the extension of this program through March 31, 2022. During 2021, 2.8 million shares were repurchased at a total cost of $43.9 million, or $15.65 per share, under this program. As of December 31, 2021, there was $31.1 million of share repurchase authorization that may be utilized to repurchase common shares through March 31, 2022 under this program.

In October 2019, the Corporation's board of directors approved a share repurchase program pursuant to which the Corporation was authorized to repurchase up to $100.0 million of its outstanding shares of common stock, or approximately 3.9% of its outstanding shares, through December 31, 2020. During the first quarter of 2020, 2.9 million shares were repurchased at a total cost of $39.7 million, or $13.65 per share, under this program. The repurchase program was suspended in mid-March of 2020 in order to preserve liquidity in response to potential unknown economic impacts of the COVID-19 pandemic at that time.

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

NOTE 15 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income:

	2021	2020	2019
	(in thousands)
Compensation expense	$9,264	$8,381	$7,413
Tax benefit	(2,027)	(1,790)	(1,610)
Total stock-based compensation, net of tax	$7,237	$6,591	$5,803

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 21.9%, 21.4% and 21.7% in 2021, 2020 and 2019, respectively. These percentages differ from the Corporation’s federal statutory tax rate of 21%. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs, and PSUs. Tax benefits in excess of the tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised, and excess tax benefits realized on vesting RSUs and PSUs during the period.

The following table provides information about stock option activity for the year ended December 31, 2021:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable as of December 31, 2020	398,307	$11.39
Exercised	(148,670)	11.10
Forfeited	(1,676)	11.33
Expired	(8,370)	11.24
Outstanding and exercisable as of December 31, 2021	239,591	$11.57	1.6 years	$1.3

The following table presents information about stock options exercised:

	2021	2020	2019
	(dollars in thousands)
Number of options exercised	148,670	89,725	150,296
Total intrinsic value of options exercised	$801	$192	$1,028
Cash received from options exercised	$1,651	$880	$1,446
Tax benefit from options exercised	$155	$37	$188

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The following table provides information about nonvested restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2021:

	Restricted Stock/RSUs/PSUs (1)
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,897,380	$14.07
Granted	665,749	16.83
Vested	(379,193)	16.37
Forfeited	(121,197)	15.78
Nonvested as of December 31, 2021	2,062,739	$14.26

(1) There were no nonvested stock options at December 31, 2021 or 2020.

As of December 31, 2021, there was $12.7 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of 1.85 years. As of December 31, 2021, the Employee Equity Plan had 9.6 million shares reserved for future grants through 2023, and the Directors’ Plan had 109,000 shares reserved for future grants through 2029.
The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2021	2020	2019
Risk-free interest rate	0.25%	0.25%	2.27%
Volatility of Corporation’s stock	42.55%	33.10%	23.00%
Expected life of PSUs	3 years	3 years	3 years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation’s stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2021, 2020 and 2019 of $16.94, $10.16 and $16.83, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2021	2020	2019
ESPP shares purchased	134,156	194,485	136,576
Average purchase price per share (85% of market value)	$13.92	$10.02	$14.03
Compensation expense recognized (in thousands)	$329	$344	$338

NOTE 16 – EMPLOYEE BENEFIT PLANS
The following summarizes retirement plan expense for the years ended December 31:

	2021	2020	2019
	(in thousands)
401(k) Retirement Plan	$10,338	$9,853	$8,976
Pension Plan	217	660	2,484
Total	$10,555	$10,513	$11,460

The 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. Employee and employer contributions under these features are 100% vested.

Contributions to the Defined Benefit Pension Plan ("Pension Plan") are actuarially determined and funded annually, if necessary. The Corporation recognizes the funded status of its Pension Plan on the consolidated balance sheets and recognizes the changes in that funded status through OCI. The Pension Plan has been curtailed, with no additional benefits accruing to participants.

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2021	2020	2019
	(in thousands)
Interest cost	$2,244	$2,726	$3,257
Expected return on assets	(4,044)	(3,925)	(2,754)
Net amortization and deferral	2,017	1,859	1,981
Net periodic pension cost	$217	$660	$2,484

The following table summarizes the changes in the projected benefit obligation and fair value of plan assets for the plan years ended December 31:

	2021	2020
	(in thousands)
Projected benefit obligation at beginning of year	$92,292	$86,204
Interest cost	2,244	2,726
Benefit payments	(4,272)	(4,104)
Change in assumptions	(2,613)	7,532
Experience gain	(121)	(66)
Projected benefit obligation at end of year	$87,530	$92,292

Fair value of plan assets at beginning of year	$87,177	$83,676
Actual return on plan assets	11,210	7,605
Benefit payments	(4,272)	(4,104)
Fair value of plan assets at end of year	$94,115	$87,177

The following table presents the funded status of the Pension Plan, included in other assets and other liabilities on the consolidated balance sheets, as of December 31:

	2021	2020
	(in thousands)
Projected benefit obligation	$(87,530)	$(92,292)
Fair value of plan assets	94,115	87,177
Funded status	$6,585	$(5,115)

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive income (loss):

	Unrecognized Net Loss
	Before tax	Net of tax
	(in thousands)
Balance as of December 31, 2019	$23,546	$18,337
Recognized as a component of 2020 periodic pension cost	(1,859)	(1,452)
Unrecognized gains arising in 2020	3,787	2,958
Balance as of December 31, 2020	25,474	19,843
Recognized as a component of 2021 periodic pension cost	(2,017)	(1,574)
Unrecognized losses arising in 2021	(9,899)	(7,724)
Balance as of December 31, 2021	$13,558	$10,545

The following rates were used to calculate the net periodic pension cost and the present value of benefit obligations as of December 31:

	2021	2020	2019
Discount rate-projected benefit obligation	2.80%	2.50%	3.25%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The discount rates used were determined using the Citigroup Average Life discount rate table, as adjusted based on the Pension Plan's expected benefit payments.
The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2021 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.
The following table presents a summary of the fair values of the Pension Plan’s assets as of December 31:

	2021		2020
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$35,752		$37,847
Equity common trust funds	19,824		12,450
Equity securities	55,576	59.1%	50,297	57.7%
Cash and money market funds	8,447		9,444
Fixed income mutual funds	15,566		16,134
Corporate debt securities	2,733		3,319
U.S. Government agency securities	9,524		6,257
Fixed income securities and cash	36,270	38.5%	35,154	40.3%
Other alternative investment funds	2,269	2.4%	1,726	2.0%
Total	$94,115	100.0%	$87,177	100.0%

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

Estimated future benefit payments are as follows (in thousands):

Year
2022	$4,505
2023	4,595
2024	4,663
2025	4,745
2026	4,839
Thereafter	24,505
Total	$47,852

Postretirement Benefits

The Corporation provides medical benefits and life insurance benefits under a postretirement benefits plan ("Postretirement Plan") to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Prior to February 1, 2014, certain full-time employees became eligible for these discretionary benefits if they reached retirement age while working for the Corporation. The Corporation recognizes the funded status of the postretirement plan on the consolidated balance sheets and recognizes the changes in that funded status through OCI.

The components of the net benefit for Postretirement Plan other than pensions are as follows:

	2021	2020	2019
	(in thousands)
Interest cost	$32	$43	$61
Net amortization and deferral	(536)	(548)	(556)
Net postretirement benefit	$(504)	$(505)	$(495)

This table summarizes the changes in the accumulated postretirement benefit obligation for the years ended December 31:

	2021	2020
	(in thousands)
Accumulated postretirement benefit obligation at beginning of year	$1,322	$1,450
Interest cost	32	43
Benefit payments	(167)	(177)
Change in experience	71	(32)
Change in assumptions	(14)	38
Accumulated postretirement benefit obligation at end of year	$1,244	$1,322

The fair values of the plan assets were $0 as of both December 31, 2021 and 2020. The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2021 and 2020 was $1.2 million and $1.3 million, respectively. The following table summarizes the changes in items recognized as a component of accumulated other comprehensive income (loss):

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(in thousands)
Balance as of December 31, 2019	$(3,476)	$(948)	$(4,424)	$(3,451)
Recognized as a component of 2020 postretirement cost	464	84	548	428
Unrecognized gains arising in 2020	—	6	6	5
Balance as of December 31, 2020	(3,012)	(858)	(3,870)	(3,018)
Recognized as a component of 2021 postretirement cost	464	72	536	418
Unrecognized gains arising in 2021	—	57	57	44
Balance as of December 31, 2021	$(2,548)	$(729)	$(3,277)	$(2,556)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2021	2020	2019
Discount rate-projected benefit obligation	2.80%	2.50%	3.25%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the Citigroup Average Life discount rate table, as adjusted based on the Postretirement Plan's expected benefit payments.

Estimated future benefit payments under the Postretirement Plan are as follows (in thousands):

Year
2022	$160
2023	147
2024	134
2025	123
2026	111
Thereafter	403
Total	$1,078

NOTE 17 – LEASES

The Corporation has operating leases for certain financial centers, corporate offices and land.

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income (in thousands):

	2021	2020	2019
Operating lease expense	$16,345	$18,481	$18,852
Variable lease expense	1,384	2,830	2,924
Sublease income	(860)	(749)	(791)
Total lease expense	$16,869	$20,562	$20,985

Supplemental consolidated balance sheet information related to leases was as follows as of December 31 (dollars in thousands):

Operating Leases	Balance Sheet Classification	2021	2020
ROU assets	Other assets	$82,431	$84,227
Lease liabilities	Other liabilities	$92,864	$96,812
Weighted average remaining lease term		7.0 years	7.5 years
Weighted average discount rate		2.73%	2.96%

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term, as of January 1, 2019, for leases that existed at adoption and as of the lease commencement or modification date for leases subsequently entered into.

Supplemental cash flow information related to operating leases was as follows (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$19,611	$18,973
ROU assets obtained in exchange for lease obligations	12,588	2,931

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows (in thousands):

Year	Operating Leases
2022	$19,310
2023	18,086
2024	15,974
2025	14,099
2026	11,648
Thereafter	35,858
Total lease payments	114,975
Less: imputed interest	(22,111)
Present value of lease liabilities	$92,864
As of December 31, 2021, the Corporation had not entered into any material leases that have not yet commenced.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Commitments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower or obligor. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, equipment and income-producing commercial properties.

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

The Corporation records a reserve for unfunded commitments, included in other liabilities on the consolidated balance sheets, which represents management's estimate of losses inherent in commitments to extend credit and letters of credit. See "Note 4 - Loans and Allowance for Credit Losses," for additional information.

The following table presents the Corporation’s commitments to extend credit and letters of credit:

	2021	2020
	(in thousands)
Commercial and industrial	$5,072,008	$5,245,041
Real estate - commercial mortgage and real estate - construction	1,914,238	1,787,963
Real estate - home equity	1,744,922	1,618,051
Total commitments to extend credit	$8,731,168	$8,651,055

Standby letters of credit	$298,275	$308,168
Commercial letters of credit	54,196	56,229
Total letters of credit	$352,471	$364,397

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

The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of December 31, 2021 and 2020, the total reserve for losses on residential mortgage loans sold was $1.1 million, for each period, including reserves for both representation and warranty and credit loss exposures. With the adoption of CECL on January 1, 2020, the reserve for estimated losses on certain residential mortgage loans sold to investors was reclassified to ACL - OBS credit exposures. In addition, a component of ACL - OBS credit exposures of $3.8 million and $5.3 million as of December 31, 2021 and December 31, 2020, respectively, related to additional credit exposure for potential loan repurchases.

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

In addition, from time to time, the Corporation is involved in investigations or other forms of regulatory or governmental inquiry covering a range of possible issues and, in some cases, these may be part of similar reviews of the specified activities of other companies. These inquiries or investigations could lead to administrative, civil or criminal proceedings involving the Corporation, and could result in fines, penalties, restitution, other types of sanctions, or the need for the Corporation to undertake remedial actions, or to alter its business, financial or accounting practices. The Corporation's practice is to cooperate fully with regulatory and governmental inquiries and investigations.

As of the date of this Report, the Corporation believes that any liabilities, individually or in the aggregate, that may result from the final outcomes of pending legal proceedings, or regulatory or governmental inquiries or investigations, will not have a material adverse effect on the financial condition of the Corporation. However, legal proceedings, inquiries and investigations are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Corporation's results of operations in any future period, depending, in part, upon the size of the loss or liability imposed and the operating results for the period, and could have a material adverse effect on the Corporation's business. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Corporation to incur additional expenses, which could be significant, and possibly material, to the Corporation's results of operations in any future period.

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress, filed a putative collective and class action lawsuit on behalf of herself and other teller supervisors, tellers, and other similar non-exempt employees in the U.S. District Court for the District of New Jersey, D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. Fulton Bank accepted summons without a formal service of process on January 20, 2020. The lawsuit alleges that Fulton Bank did not record or otherwise account for the amount of time D. Kress and putative collective and class members spent conducting branch opening security procedures. The allegation is that, as a result, Fulton Bank did not properly compensate those employees for their regular and overtime wages. The lawsuit alleges that by doing so, Fulton violated: (i) the federal Fair Labor Standards Act and seeks back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and seeks back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and seeks back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserts New Jersey common law claims seeking compensatory damages and interest. The Corporation and counsel representing plaintiffs ("Plaintiffs' Counsel") reached and executed a formal Settlement Agreement to resolve this lawsuit. Plaintiffs' Counsel filed a Motion for Preliminary Approval of Class and Collective Settlement and Provisional Certification of Settlement Class and Collective ("the Motion") with the U.S. District Court for the District of New Jersey ("the Court"). The Corporation is not able to provide any assurance that the Court will grant the Motion. If the Court grants the Motion, subject to final approval by the Court, the Settlement Agreement will be administered according to its terms. The financial terms of the Settlement Agreement are not expected to be material to the Corporation. The Corporation established an accrued liability during the third quarter of 2020 for the costs expected to be incurred in connection with the Settlement Agreement. The accrued liability is included in "other liabilities" on the consolidated balance sheets.

NOTE 19 – FAIR VALUE MEASUREMENTS

The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$35,768	$—	$35,768
Available for sale investment securities:
U.S. Government securities	127,618	—	—	127,618
State and municipal securities	—	1,188,670	—	1,188,670
Corporate debt securities	—	386,133	—	386,133
Collateralized mortgage obligations	—	209,359	—	209,359
Residential mortgage-backed securities	—	229,795	—	229,795
Commercial mortgage-backed securities	—	971,148	—	971,148
Auction rate securities	—	—	74,667	74,667
Total available for sale investment securities	127,618	2,985,105	74,667	3,187,390
Other assets:
Investments held in Rabbi Trust	28,619	—	—	28,619
Derivative assets	298	160,945	—	161,243
Total assets	$156,535	$3,181,818	$74,667	$3,413,020
Other liabilities:
Deferred compensation liabilities	$28,619	$—	$—	$28,619
Derivative liabilities	291	86,110	—	86,401
Total liabilities	$28,910	$86,110	$—	$115,020

	2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$83,886	$—	$83,886
Available for sale investment securities:
State and municipal securities	—	952,613	—	952,613
Corporate debt securities	—	367,145	—	367,145
Collateralized mortgage obligations	—	503,766	—	503,766
Residential mortgage-backed securities	—	377,998	—	377,998
Commercial mortgage-backed securities	—	762,415	—	762,415
Auction rate securities	—	—	98,206	98,206
Total available for sale investment securities	—	2,963,937	98,206	3,062,143
Other assets:
Investments held in Rabbi Trust	24,383	—	—	24,383
Derivative assets	323	338,987	—	339,310
Total assets	$24,706	$3,386,810	$98,206	$3,509,722
Other liabilities:
Deferred compensation liabilities	$24,383	$—	$—	$24,383
Derivative liabilities	280	167,505	—	167,785
Total liabilities	$24,663	$167,505	$—	$192,168

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2021 and 2020, were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation’s election to measure assets and liabilities at fair value.
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
•U.S. Government sponsored agency securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
•State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.
•Corporate debt securities – This category consists of subordinated and senior debt issued by financial institutions ($383.4 million at December 31, 2021 and $362.8 million at December 31, 2020), single-issuer trust preferred securities issued by financial institutions (none at December 31, 2021 and at 2020), and other corporate debt issued by non-financial institutions ($2.8 million at December 31, 2021 and $4.4 million at December 31, 2020). As noted in "Note 3 - Investment Securities", several corporate debt securities were sold during 2020. Refer to the specific note for further information.
Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at December 31, 2021 and 2020. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.
Level 3 investments include ARCs. Due to their illiquidity, ARCs are classified as Level 3 investments and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. The most significant unobservable input to the expected cash flows model is an assumed return to market liquidity sometime within the next 5 years. If the assumed return to market liquidity was lengthened beyond the next 5 years, this would result in a decrease in the fair value of these ARCs. The Corporation believes that the trusts underlying the ARCs will self-liquidate as student loans are repaid. Level 3 values are tested by management through the performance of a trend analysis of the market price and discount rate. Changes in the price and discount rates are compared to changes in market data, including bond ratings, parity ratios, balances and delinquency levels.
Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.
Derivative assets - Fair value of foreign currency exchange contracts classified as Level 1 assets ($298,000 at December 31, 2021 and $323,000 at December 31, 2020). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.4 million at December 31, 2021 and $8.0 million at December 31, 2020) and the fair value of interest rate swaps ($158.6 million at December 31, 2021 and $331.0 million at December 31, 2020). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 10 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.
Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.3 million at December 31, 2021 and 2020).
Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.0 million at December 31, 2021 and $2.3 million at December 31, 2020) and the fair value of interest rate swaps ($86.1 million at December 31, 2021 and $165.2 million at December 31, 2020).
The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Derivative assets" above.
The following table presents the changes in AFS investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

	Single-issuer Trust Preferred Securities	ARCs
	(in thousands)
Balance at December 31, 2019	$2,400	$101,926
Sales	(2,160)	—
Unrealized adjustment to fair value (1)	(242)	(3,720)
Discount accretion (2)	2	—
Balance at December 31, 2020	$—	$98,206
Sales	—	(24,619)
Unrealized adjustment to fair value (1)	—	1,080
Discount accretion (2)	—	—
Balance at December 31, 2021	$—	$74,667
(1)Single-issuer trust preferred securities and ARCs are classified as AFS investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "AFS at estimated fair value" on the consolidated balance sheets.
(2)Included as a component of "net interest income" on the consolidated statements of income.

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial instruments measured at fair value on a nonrecurring basis:

	2021	2020
	(in thousands)
Loans, net	$118,458	$116,584
OREO	1,817	4,178
MSRs (1)	35,393	28,245
Total assets	$155,668	$149,007
(1)Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at lower of amortized cost or fair value. See "Note 7 - Mortgage Servicing Rights" for additional information.

The valuation techniques used to measure fair value for the items in the table above are as follows:
•Loans, net – This category consists of loans that were individually evaluated for impairment and have been classified as Level 3 assets. In 2021, the amount shown is the balance of nonaccrual loans, net of the related ACL. In 2020, the amount shown is the balance of impaired loans, net of the related ACL See "Note 4 - Loans and Allowance for Credit Losses," for additional details.
•OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2021, valuation were 14.6% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 7 - Mortgage Servicing Rights," for additional information. Changes in any of those inputs, in isolation, could result in a significantly different fair value measurement, as depicted in the table below:

Significant Input	Scenario Shock	% Change in Valuation
Prepayment Rate	+ 30%	(16)%
Prepayment Rate	- 30%	15%
Discount Rate	- 200 bps	7%
Discount Rate	+ 200 bps	(7)%

The following table details the book values and the estimated fair values of the Corporation’s financial instruments as of December 31, 2021 and 2020. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(in thousands)
Cash and cash equivalents	$1,638,614	$1,638,614	$—	$—	$1,638,614
FRB and FHLB stock	57,635	—	57,635	—	57,635
Loans held for sale	35,768	—	35,768	—	35,768
HTM securities	980,384	—	965,867	—	965,867
AFS securities	3,187,390	127,618	2,985,105	74,667	3,187,390
Net Loans	18,076,349	—	—	17,519,497	17,519,497
Accrued interest receivable	57,451	57,451	—	—	57,451
Other assets	565,491	367,336	160,945	37,210	565,491
FINANCIAL LIABILITIES
Demand and savings deposits	$19,594,497	$19,594,497	$—	$—	$19,594,497
Brokered deposits	251,526	231,526	20,603	—	252,129
Time deposits	1,727,476	—	1,730,673	—	1,730,673
Accrued interest payable	7,000	7,000	—	—	7,000
Short-term borrowings	416,764	416,764	—	—	416,764
Long-term borrowings	621,345	—	605,719	—	605,719
Other liabilities	288,862	188,219	86,110	14,533	288,862

	2020
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(in thousands)
Cash and cash equivalents	$1,847,832	$1,847,832	$—	$—	$1,847,832
FRB and FHLB stock	92,129	—	92,129	—	92,129
Loans held for sale	83,886	—	83,886	—	83,886
HTM securities	278,281	—	296,857	—	296,857
AFS securities	3,062,143	—	2,963,937	98,206	3,062,143
Net Loans	18,623,253	—	—	18,354,532	18,354,532
Accrued interest receivable	72,942	72,942	—	—	72,942
Other assets	650,425	279,015	338,987	32,423	650,425
FINANCIAL LIABILITIES
Demand and savings deposits	$18,279,358	$18,279,358	$—	$—	$18,279,358
Brokered deposits	335,185	295,185	41,206	—	336,391
Time deposits	2,224,664	—	2,246,457	—	2,246,457
Accrued interest payable	10,365	10,365	—	—	10,365
Short-term borrowings	630,066	630,066	—	—	630,066
Long-term borrowings	1,296,263	—	1,332,041	—	1,332,041
Other liabilities	338,747	156,869	167,505	14,373	338,747

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

As of December 31, 2021, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

NOTE 20 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands)
ASSETS
Cash and cash equivalents	$352,715	$10,063
Other assets	25,888	28,940
Receivable from subsidiaries	50,822	53,438
Investments in:
Bank subsidiary	2,872,274	3,045,529
Non-bank subsidiaries	188,171	313,003
Total Assets	$3,489,870	$3,450,973
LIABILITIES AND EQUITY
Long-term borrowings	$620,406	$759,782
Payable to non-bank subsidiaries	78,793	—
Other liabilities	77,991	74,363
Total Liabilities	777,190	834,145
Shareholders’ equity	2,712,680	2,616,828
Total Liabilities and Shareholders’ Equity	$3,489,870	$3,450,973

CONDENSED STATEMENTS OF INCOME

	2021	2020	2019
	(in thousands)
Income:
Dividends from subsidiaries	$469,339	$161,000	$209,000
Other (1)	258	100	191,978
	469,597	161,100	400,978
Expenses	58,527	48,634	218,837
Income before income taxes and equity in undistributed net income of subsidiaries	411,070	112,466	182,141
Income tax benefit	(12,516)	(9,679)	(5,798)
	423,586	122,145	187,939
Equity in undistributed net income (loss) of:
Bank subsidiary	(133,157)	162,037	44,926
Non-bank subsidiaries	(14,932)	(106,142)	(6,526)
Net Income	275,497	178,040	226,339
Preferred stock dividends	(10,277)	(2,135)	—
Net Income Available to Common Shareholders	$265,220	$175,905	$226,339
(1) Consists primarily of management fees received from subsidiary banks in 2019 and 2018.

CONDENSED STATEMENTS OF CASH FLOWS

	2021	2020	2019
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$275,497	$178,040	$226,339
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	1,846	1,128	842
Stock-based compensation	8,402	7,529	7,413
(Increase) decrease in other assets	119,822	(307,976)	(20,449)
Equity in undistributed net income of subsidiaries	148,091	(55,895)	(38,400)
Write-off of unamortized costs on trust preferred securities	12,390	—	—
(Decrease) increase in other liabilities and payable to non-bank subsidiaries	78,716	(244,598)	1,580
Total adjustments	369,267	(599,812)	(49,014)
Net cash provided by operating activities	644,764	(421,772)	177,325
Cash Flows From Investing Activities	—	—	—
Cash Flows From Financing Activities:
Repayments of long-term borrowings	(153,612)	(19,453)	—
Additions to long-term borrowings	—	370,898	—
Net proceeds from issuance of preferred stock	—	192,878	—
Net proceeds from issuance of common stock	7,437	7,375	6,362
Dividends paid	(112,028)	(90,956)	(92,330)
Acquisition of treasury stock	(43,909)	(39,748)	(111,457)
Net cash used in financing activities	(302,112)	420,994	(197,425)
Net (Decrease) Increase in Cash and Cash Equivalents	342,652	(778)	(20,100)
Cash and Cash Equivalents at Beginning of Year	10,063	10,841	30,941
Cash and Cash Equivalents at End of Year	$352,715	$10,063	$10,841

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Valuation of the allowance for credit losses related to loans evaluated collectively for expected credit losses

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses related to loans evaluated collectively for expected credit losses (collective ACL) was $234.9 million, of a total allowance for credit losses of $249.0 million as of December 31, 2021. The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics and uses an undiscounted approach. The Company estimates the collective ACL by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan level. The PD models are econometric regression models that utilize the Company’s historical credit loss experience and incorporate a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios. After a reasonable and supportable forecast period, the forecast of future economic conditions reverts to long-run historical economic trends. The LGD model calculates a lifetime LGD estimate for each loan pool utilizing a loss rate approach that is based on the Company’s historical charge-off experience. The EAD calculation incorporates pre-payment rates, and inputs related to loan level cash flows, maturity dates, and interest rates. The pre-payment rates utilized in the EAD calculation are sourced from a prepayment model that utilizes the Company’s historical loan prepayment history to develop prepayment speeds. The collective ACL also includes qualitative reserve adjustments for factors that are not fully captured in the quantitative models.

We identified the assessment of the valuation of the collective ACL as a critical audit matter. Such assessment involved significant measurement uncertainty requiring especially complex auditor judgment, and specialized skills and knowledge of the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the collective ACL encompassed the evaluation of the overall ACL methodology, which includes the methods and models used to estimate PD, LGD, and EAD and their key assumptions and inputs. Key assumptions and inputs used in the estimation of the PD rate include the historical observation period, loan pool segmentation including the use of credit risk ratings for commercial and industrial loans, commercial mortgages and construction loans, and a reasonable and supportable economic forecast which includes reversion to a long run historical economic trends. Key assumptions and inputs used in the estimation of the LGD rate include the loan pool segmentation and historical observation period. Key assumptions and inputs used in the estimation of the EAD include a constant prepayment rate and loan level cash flow adjustments. Key assumptions and inputs used in the estimation of the constant prepayment rate include interest rates, the historical observation period and loan pool segmentation. The assessment also included an evaluation of the qualitative adjustments including an evaluation of the methods used by management in estimating this reserve. The collective ACL estimate is sensitive to changes in the assumption discussed above such that changes in these assumptions can cause significant changes to the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:

•development of the collective ACL methodology

•development of the PD, LGD, and prepayment models and of the methods used to calculate the EAD

•identification and determination of the key inputs and assumptions used in the PD and LGD models, and EAD calculation which included key inputs and assumptions within the pre-payment model

•performance monitoring of the PD, LGD, and prepayment models

•development of the qualitative adjustments

•measurement and on-going monitoring of the overall ACL estimate.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, assumptions, and related methodologies. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating the assumptions and methodologies used in developing the PD rates, LGD rates, and EAD estimate and judgments made by the Company relative to performance monitoring by inspecting management’s model and methodology documentation and through comparisons against Company specific metrics, the
Company’s business environment, and applicable industry and regulatory practices

•determining whether loans are pooled by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•testing individual credit ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees and underlying collateral evaluating the methodology used to develop the qualitative adjustments by inspecting management’s methodology and development documentation and assessing the effects of these factors on the collective ACL estimate compared with relevant industry practices and Company specific metrics.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 28, 2022

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The "Management Report on Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" may be found in Item 8, "Financial Statements and Supplementary Data" of this document.

Changes in Internal Control over Financial Reporting

On April 30, 2021 Michael J. DePorter announced a leave of absence as Controller effective immediately. Mark R. McCollom, the Senior Executive Vice President and Chief Financial Officer, served as the Interim Principal Accounting Officer upon his leave. On and effective September 21, 2021, Anthony L. Cossetti was appointed to the position of Executive Vice President, Chief Accounting Officer and Controller, at which time he assumed the role and responsibilities of Principal Accounting Officer for SEC reporting purposes.

There were no changes in internal control during the fourth quarter of 2021.

Item 9B. Other Information

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Nominees, Directors and Independence Standards," "Related Person Transactions," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Conduct," "Procedure for Shareholder Nominations," and "Other Board Committees" within the Corporation’s 2022 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
The Corporation has adopted a code of ethics (Code of Conduct) that applies to all directors, officers and employees, including the Chief Executive Officer, the Chief Financial Officer and the Corporate Controller. A copy of the Code of Conduct may be obtained free of charge by writing to the Corporate Secretary at Fulton Financial Corporation, P.O. Box 4887, Lancaster, Pennsylvania 17604-4887, and is also available via the Internet at www.fultonbank.com.

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Executive Compensation" and "Human Resources Committee Interlocks and Insider Participation" within the Corporation’s 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation’s 2022 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Nominees, Directors and Independence Standards" within the Corporation’s 2022 Proxy Statement, and the information appearing in "Note 4 - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services

Our independent registered accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation’s 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2021 and 2020.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2021, 2020 and 2019.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2021, 2020 and 2019.
	(iii)	Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2021, 2020 and 2019.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020 and 2019.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
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

3.3		Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed May 14, 2021.
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

10.13
Second Amendment effective January 1, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.13 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.14
Third Amendment effective March 11, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

10.15
Fourth Amendment effective July 20, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.

10.16
Fifth Amendment, effective January 1, 2022, to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.

10.17
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed March 24, 2014.

10.18	Fulton Financial Corporation Non-Employee Director Compensation - filed herewith.
10.19
Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.20
Fulton Financial Corporation Amended and Restated Directors' Equity Participation Plan – Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation’s Current Report on Form 8-K filed May 23, 2019.

10.21
Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.

10.22
Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated July 11, 2016 - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

10.23
Amendment to Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated December 20, 2021. Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. Filed herewith.

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

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 28, 2022	By:	/S/ E. PHILIP WENGER
E. Philip Wenger, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/S/ JENNIFER CRAIGHEAD CAREY	*	Director	February 28, 2022
Jennifer Craighead Carey

/S/ LISA CRUTCHFIELD	*	Director	February 28, 2022
Lisa Crutchfield

/S/ ANTHONY L. COSSETTI		Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2022
Anthony L. Cossetti

/S/ DENISE L. DEVINE	*	Director	February 28, 2022
Denise L. Devine

/S/ STEVEN S. ETTER	*	Director	February 28, 2022
Steven S. Etter

/S/ CARLOS E. GRAUPERA	*	Director	February 28, 2022
Carlos E. Graupera

/S/ GEORGE W. HODGES	*	Director	February 28, 2022
George W. Hodges

/S/ MARK R. MCCOLLOM		Senior Executive Vice President	February 28, 2022
Mark R. McCollom		and Chief Financial Officer
(Principal Financial Officer)

Signature		Capacity	Date

/S/GEORGE K. MARTIN	*	Director	February 28, 2022
George K. Martin

/S/ JAMES R. MOXLEY, III	*	Director	February 28, 2022
James R. Moxley, III

/S/ CURTIS J. MYERS		Director, President and Chief	February 28, 2022
Curtis J. Myers		Operating Officer

/S/ SCOTT A. SNYDER	*	Director	February 28, 2022
Scott A. Snyder

/S/ RONALD H. SPAIR	*	Director	February 28, 2022
Ronald H. Spair

/S/ MARK F. STRAUSS	*	Director	February 28, 2022
Mark F. Strauss

/S/ ERNEST J. WATERS	*	Director	February 28, 2022
Ernest J. Waters

/S/ E. PHILIP WENGER		Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
E. Philip Wenger

*By /S/ NATASHA R. LUDDINGTON			February 28, 2022
Natasha R. Luddington
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

3.3	Bylaws of Fulton Financial Corporation as amended – Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed May 14, 2021.
4.1	An Indenture entered into on November 17, 2014, between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 – Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.
4.2	First Supplemental Indenture entered into on November 17, 2014, between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.
4.3	Form of 4.50% Subordinated Notes due 2024 (Included in Exhibit 4.2).
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

4.7	Form of 3.750% Fixed-to-Floating Rate Subordinated Notes due 2035 (Included in Exhibit 4.6).
4.8	An Indenture entered into on March 16, 2017, between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.
4.9	First Supplemental Indenture entered into on March 16, 2017, between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 - Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017.
4.10	Form of 3.60% Senior Notes due Form of 3.60% Senior Notes due 2022 (Included in Exhibit 4.9).
4.11	Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State - Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.
4.12	Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein - Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020.
4.13	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.12).
4.14	Description of Fulton Financial Corporation Securities - Incorporated by reference to Exhibit 4.7 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
10.1	Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 – Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K filed November 14, 2008.
10.2	Form of Executive Employment Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.
10.2.1	Schedule of Executive Employment Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Filed herewith.

10.3	Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation, Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018.
10.3.1	Schedule of Key Employee Change in Control Agreements between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation - Filed herewith.
10.4	Form of Death Benefit Only Agreement to Senior Management - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
10.5	Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan – Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2013.
10.6	Amendment No. 1 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.
10.7	Amendment No. 2 to Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan - Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
10.8	Form of Option Award and Form of Restricted Stock Award under the Fulton Financial Corporation Amended and Restated Equity and Cash Incentive Compensation Plan between Fulton Financial Corporation and Officers of the Corporation – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013.
10.9	Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan – Incorporated by reference to Exhibit A to Fulton Financial Corporation’s definitive proxy statement, filed March 26, 2014.
10.10	Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.10 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
10.11	Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 – Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
10.12	First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan -Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019.
10.13	Second Amendment effective January 1, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.13 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
10.14	Third Amendment effective March 11, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.
10.15	Fourth Amendment effective July 20, 2021 to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021.
10.16	Fifth Amendment effective January 1, 2022 to the Fulton Financial Corporation Deferred Compensation Plan - Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021.
10.17	Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 – Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed March 24, 2014.

10.18	Fulton Financial Corporation Non-Employee Director Compensation - filed herewith.
10.19	Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended - Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.20	Fulton Financial Corporation Amended and Restated Directors' Equity Participation Plan – Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation’s Current Report on Form 8-K filed May 23, 2019.
10.21	Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014.
10.22	Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated July 11, 2016 - Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

10.23	Amendment to Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated December 20, 2021. Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. Filed herewith.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)