Form 10-Q
period 2022-03-31
FULTON FINANCIAL CORP
filed 2022-05-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-39680
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value –160,756,012 shares outstanding as of April 29, 2022.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income
ARC	Auction rate security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated teller machine
Bank Merger	The proposed merger of Prudential Bank with and into Fulton Bank
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
Directors' Plan	Amended and Restated Directors’ Equity Participation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	Amended and Restated Equity and Cash Incentive Compensation Plan
ESG	Environmental, social and governance
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target federal funds rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
Management Discussion	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The proposed acquisition by the Corporation of Prudential
Merger Agreement	Agreement and Plan of Merger, dated as of March 1, 2022, between the Corporation and Prudential
Merger Consideration	For each share of Prudential common stock, $3.65 in cash and 0.7974 of a share of the Corporation’s common stock
MSRs	Mortgage servicing rights
Net loans	Loans and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet

OCI	Other comprehensive income
OREO	Other real estate owned
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PPP	Paycheck Protection Program
Prudential	Prudential Bancorp, Inc.
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities
Visa Shares	Visa, Inc. Class B restricted shares
Note: Some numbers contained in the document may not sum due to rounding

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$161,462	$172,276
Interest-bearing deposits with other banks	996,503	1,466,338
Cash and cash equivalents	1,157,965	1,638,614
FRB and FHLB stock	57,729	57,635
Loans held for sale	27,675	35,768
Investment securities:
AFS, at estimated fair value	3,324,333	3,187,390
HTM, at amortized cost	964,341	980,384
Net loans	18,476,119	18,325,350
Less: ACL - loans	(243,705)	(249,001)
Loans, net	18,232,414	18,076,349
Net premises and equipment	218,257	220,357
Accrued interest receivable	55,102	57,451
Goodwill and net intangible assets	537,877	538,053
Other assets	1,022,617	1,004,397
Total Assets	$25,598,310	$25,796,398
LIABILITIES
Deposits:
Noninterest-bearing	$7,528,391	$7,370,963
Interest-bearing	14,012,783	14,202,536
Total Deposits	21,541,174	21,573,499
Short-term borrowings	452,440	416,764
Accrued interest payable	4,713	7,000
Long-term borrowings	556,494	621,345
Other liabilities	473,954	465,110
Total Liabilities	23,028,775	23,083,718
SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 10.0 million shares authorized; Series A, 0.2 million shares authorized and issued as of March 31, 2022 and December 31, 2021, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 224.0 million shares issued as of March 31, 2022 and 223.9 million issued as of December 31, 2021	560,045	559,766
Additional paid-in capital	1,524,110	1,519,873
Retained earnings	1,320,076	1,282,383
Accumulated other comprehensive (loss) gain	(158,855)	27,411
Treasury stock, at cost, 63.3 million shares as of March 31, 2022 and 63.4 million shares as of December 31, 2021	(868,719)	(869,631)
Total Shareholders’ Equity	2,569,535	2,712,680
Total Liabilities and Shareholders’ Equity	$25,598,310	$25,796,398

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended March 31
	2022	2021
Interest Income
Loans, including fees	$149,737	$163,985
Investment securities:
Taxable	15,213	13,691
Tax-exempt	7,140	5,653
Loans held for sale	241	471
Other interest income	670	1,136
Total Interest Income	173,001	184,936
Interest Expense
Deposits	5,605	9,602
Short-term borrowings	121	188
Long-term borrowings	5,965	10,698
Total Interest Expense	11,691	20,488
Net Interest Income	161,310	164,448
Provision for credit losses	(6,950)	(5,500)
Net Interest Income After Provision for Credit Losses	168,260	169,948
Non-Interest Income
Commercial banking	16,008	16,342
Consumer banking	11,674	10,754
Wealth management	19,428	17,347
Mortgage banking	4,576	13,960
Other	3,551	3,519
Non-Interest Income Before Investment Securities Gains	55,237	61,922
Investment securities gains, net	19	33,475
Total Non-Interest Income	55,256	95,397
Non-Interest Expense
Salaries and employee benefits	84,464	82,586
Net occupancy	14,522	13,982
Data processing and software	14,315	13,561
Other outside services	8,167	8,490
Equipment	3,423	3,428
FDIC insurance	3,209	2,624
State taxes	3,037	4,505
Professional fees	1,792	2,779
Marketing	1,320	1,002
Intangible amortization	176	115
Debt extinguishment	—	32,163
Merger-related expenses	401	—
Other	11,152	13,149
Total Non-Interest Expense	145,978	178,384
Income Before Income Taxes	77,538	86,961
Income taxes	13,250	13,898
Net Income	64,288	73,063
Preferred stock dividends	(2,562)	(2,591)
Net Income Available to Common Shareholders	$61,726	$70,472

PER SHARE:
Net income available to common shareholders (basic)	$0.38	$0.43
Net income available to common shareholders (diluted)	0.38	0.43
Cash dividends	0.15	0.14
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended March 31
	2022	2021

Net Income	$64,288	$73,063
Other Comprehensive (Loss)/Income, net of tax:
Unrealized gains (losses) on AFS investment securities
Unrealized (loss)/gain on securities	(153,860)	(39,999)
Reclassification adjustment for securities gains included in net income	15	377
Amortization of net unrealized losses on AFS securities transferred to HTM	436	1,787
Net unrealized gains (losses) on AFS investment securities	(153,409)	(37,835)
Unrealized (losses) gains on interest rate swaps used in cash flow hedges
Net unrealized holding (losses) gains arising during the period	(31,376)	(1,835)
Reclassification adjustment for net (losses) gains realized in net income	(1,506)	128
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(32,882)	(1,707)
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	25	289
Other Comprehensive (Loss)/Income	(186,266)	(39,253)
Total Comprehensive (Loss) Income	$(121,978)	$33,810

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended March 31, 2022
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						64,288			64,288
Other comprehensive loss							(186,266)		(186,266)
Common stock issued			179	279	1,602			912	2,793
Stock-based compensation awards					2,635				2,635
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.15 per share						(24,033)			(24,033)
Balance at March 31, 2022	200	$192,878	160,669	$560,045	$1,524,110	$1,320,076	$(158,855)	$(868,719)	$2,569,535

Three months ended March 31, 2021
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						73,063			73,063
Other comprehensive loss							(39,253)		(39,253)
Common stock issued			167	199	1,082			1,187	2,468
Stock-based compensation awards					1,902				1,902
Preferred stock dividend						(2,591)			(2,591)
Common stock cash dividends - $0.14 per share						(22,762)			(22,762)
Balance at March 31, 2021	200	$192,878	162,517	$558,116	$1,511,101	$1,168,491	$25,838	$(826,769)	$2,629,655

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$64,288	$73,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(6,950)	(5,500)
Depreciation and amortization of premises and equipment	7,510	6,870
Net amortization of investment securities premiums	3,356	3,716
Investment securities gains, net	(19)	(33,475)
Gain on sales of mortgage loans held for sale	(3,026)	(8,656)
Proceeds from sales of mortgage loans held for sale	169,010	294,478
Originations of mortgage loans held for sale	(157,891)	(236,028)
Intangible amortization	176	115
Amortization of issuance costs and discounts on long-term borrowings	206	1,146
Debt extinguishment costs	—	32,163
Stock-based compensation	2,635	1,902
Change in deferred federal income tax	(55,200)	(11,846)
Change in accrued salaries and benefits	(15,924)	(3,750)
Change in life insurance cash surrender value	(27,347)	(1,772)
Other changes, net	(88,605)	90,986
Total adjustments	(172,069)	130,349
Net cash (used in) provided by operating activities	(107,781)	203,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	108,961	59,342
Proceeds from principal repayments and maturities of AFS securities	92,338	134,684
Proceeds from principal repayments and maturities of HTM securities	25,688	29,066
Purchase of AFS securities	(335,199)	(304,493)
Purchase of HTM securities	(9,541)	(227,687)
Sale of Visa Shares	—	33,962
Sale (purchase) of FRB and FHLB stock	(94)	25,920
Net increase in loans	(149,715)	(96,347)
Net purchases of premises and equipment	(5,410)	(4,425)
Net change in tax credit investments	(15,951)	(977)
Net cash (used in) provided by investing activities	(288,923)	(350,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	38,376	971,180
Net (decrease) increase in time deposits	(70,701)	(176,549)
Net (decrease) increase in short-term borrowings	35,676	(109,077)
Repayments of long-term borrowings	(65,057)	(703,165)
Net proceeds from issuance of common stock	2,793	2,468
Dividends paid	(25,032)	(23,270)
Net cash (used in) provided by financing activities	(83,945)	(38,413)
Net (decrease) increase in Cash and Cash Equivalents	(480,649)	(185,956)
Cash and Cash Equivalents at Beginning of Period	1,638,614	1,847,832
Cash and Cash Equivalents at End of Period	$1,157,965	$1,661,876
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$13,978	$25,235
Income taxes	7,926	477
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$—	$376,165
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

Significant Accounting Policies:

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's 2021 Annual Report on Form 10-K. Those significant accounting policies are unchanged at March 31, 2022.

CARES Act and Consolidated Appropriations Act - 2021

On March 27, 2020 the CARES Act was signed into law. The CARES Act includes an option for financial institutions to suspend the requirements of GAAP for certain loan modifications that would otherwise be categorized as a TDR. Certain conditions must be met with respect to the loan modification including that the modification is related to COVID-19 and the modified loan was not more than 30 days past due on December 31, 2019. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law and this Act extended the relief for TDR treatment that was set to expire on December 31, 2020 to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Corporation applied the option under the CARES act for all loan modifications that qualified.

Recently Adopted Accounting Standards

On January 1, 2022, the Corporation adopted ASC Update 2021-06 Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update). The Corporation adopted this standards update effective with this March 31, 2022 quarterly report on Form 10-Q and it did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In March 2022, FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method ("ASU 2022-01"). This update addresses questions regarding the last-of-layer method arising from the issuance of ASU 2017-12 and permits more flexibility in hedging interest rate risk for both variable-rate and fixed-rate financial instruments and introduces the ability to hedge risk components for non-financial hedges. The Corporation will adopt ASU 2022-01 on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-01 to have any impact on its consolidated financial statements.

In March 2022, FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This update reduces the complexity of accounting for TDRs by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation will adopt ASU 2022-02 on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-02 to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2021 consolidated financial statements and notes have been reclassified to conform to the 2022 presentation.

NOTE 2 – Restrictions on Cash and Cash Equivalents
Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of March 31, 2022 and December 31, 2021 were $64.5 million and $202.8 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$376,986	$88	$(3,357)	$373,717
State and municipal securities	1,192,156	3,870	(51,380)	1,144,646
Corporate debt securities	401,142	1,517	(7,062)	395,597
Collateralized mortgage obligations	175,270	153	(4,159)	171,264
Residential mortgage-backed securities	295,590	326	(20,314)	275,602
Commercial mortgage-backed securities	1,024,224	235	(60,952)	963,507
Total	$3,465,368	$6,189	$(147,224)	$3,324,333

Held to Maturity
Residential mortgage-backed securities	$384,675	$1,686	$(21,097)	$365,264
Commercial mortgage-backed securities	579,666	—	(55,941)	523,725
Total	$964,341	$1,686	$(77,038)	$888,989

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$127,831	$—	$(213)	$127,618
State and municipal securities	1,139,187	50,161	(678)	1,188,670
Corporate debt securities	373,482	13,009	(358)	386,133
Collateralized mortgage obligations	206,532	3,581	(754)	209,359
Residential mortgage-backed securities	231,607	1,224	(3,036)	229,795
Commercial mortgage-backed securities	974,541	6,141	(9,534)	971,148
Auction rate securities	76,350	—	(1,683)	74,667
Total	$3,129,530	$74,116	$(16,256)	$3,187,390

Held to Maturity
Residential mortgage-backed securities	$404,958	$11,022	$(7,067)	$408,913
Commercial mortgage-backed securities	575,426	—	(18,472)	556,954
Total	$980,384	$11,022	$(25,539)	$965,867

During the first quarter of 2022, all ARCs were sold.

Securities carried at $2.3 billion at March 31, 2022 and $2.5 billion at December 31, 2021 were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of March 31, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	March 31, 2022
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$163,165	$163,187	$—	$—
Due from one year to five years	262,405	259,212	—	—
Due from five years to ten years	430,737	426,189	—	—
Due after ten years	1,113,977	1,065,372	—	—
	1,970,284	1,913,960	—	—
Residential mortgage-backed securities(1)	295,590	275,602	384,675	365,264
Commercial mortgage-backed securities(1)	1,024,224	963,507	579,666	523,725
Collateralized mortgage obligations(1)	175,270	171,264	—	—
Total	$3,465,368	$3,324,333	$964,341	$888,989
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended	(in thousands)
March 31, 2022	$1,546	$(1,527)	$19
March 31, 2021	34,016	(541)	33,475

During the first quarter of 2021, the Corporation completed a balance sheet restructuring that included a $34.0 million gain on the sale of Visa Shares, offset by losses on other securities of $0.4 million, primarily in connection with the sale of $24.6 million of ARCs.

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	March 31, 2022
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(in thousands)
U.S. Government securities	3	$274,072	$(3,357)	—	$—	$—	$274,072	$(3,357)
State and municipal securities	255	807,720	(47,968)	6	27,644	(3,412)	835,364	(51,380)
Corporate debt securities	30	239,185	(7,062)	—	—	—	239,185	(7,062)
Collateralized mortgage obligations	61	137,670	(4,159)	—	—	—	137,670	(4,159)
Residential mortgage-backed securities	24	154,090	(9,253)	6	105,060	(11,061)	259,150	(20,314)
Commercial mortgage-backed securities	83	808,506	(50,966)	5	85,325	(9,986)	893,831	(60,952)
Total available for sale	456	$2,421,243	$(122,765)	17	$218,029	$(24,459)	$2,639,272	$(147,224)

Held to Maturity
Residential mortgage-backed securities	5	$21,104	$(1,672)	12	$167,470	$(19,425)	$188,574	$(21,097)
Commercial mortgage-backed securities	16	185,416	(14,113)	21	338,309	(41,828)	523,725	(55,941)
Total	21	$206,520	$(15,785)	33	$505,779	$(61,253)	$712,299	$(77,038)

	December 31, 2021
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(in thousands)
U.S Government Securities	2	127,618	(213)	—	—	—	127,618	(213)
State and municipal securities	29	$82,731	$(678)	—	$—	$—	$82,731	$(678)
Corporate debt securities	6	$43,068	$(358)	—	$—	$—	$43,068	$(358)
Collateralized mortgage obligations	4	28,517	(754)	—	—	—	28,517	(754)
Residential mortgage-backed securities	7	123,687	(2,388)	1	16,669	(648)	140,356	(3,036)
Commercial mortgage-backed securities	41	512,312	(9,534)	—	—	—	512,312	(9,534)
Auction rate securities	—	—	—	118	74,667	(1,683)	74,667	(1,683)
Total available for sale	89	$917,933	$(13,925)	119	$91,336	$(2,331)	$1,009,269	$(16,256)

Held to Maturity
Residential mortgage-backed securities	14	$205,969	$(7,067)	—	$—	$—	$205,969	$(7,067)
Commercial mortgage-backed securities	36	556,954	(18,472)	—	—	—	556,954	(18,472)
Total	50	$762,923	$(25,539)	—	$—	$—	$762,923	$(25,539)

The Corporation’s collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, all corporate debt securities were rated above investment grade. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of March 31, 2022 or December 31, 2021.

As of December 31, 2021, all ARCs were rated above investment grade. All of the loans underlying the ARCs had principal payments that were guaranteed by the federal government. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for ARCs as of December 31, 2021.

NOTE 4 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$7,289,376	$7,279,080
Commercial and industrial (1)	4,156,981	4,208,327
Real-estate - residential mortgage	3,946,741	3,846,750
Real-estate - home equity	1,098,171	1,118,248
Real-estate - construction	1,210,340	1,139,779
Consumer	481,551	464,657
Equipment lease financing and other	310,884	283,557
Overdrafts	1,928	1,988
Gross loans	18,495,972	18,342,386
Unearned income	(19,853)	(17,036)
Net loans	$18,476,119	$18,325,350
(1) Includes PPP loans totaling $0.2 billion and $0.3 billion as of March 31, 2022 and December 31, 2021, respectively.

The Corporation segments its loan portfolio by "portfolio segments," as presented in the table above. Certain portfolio segments are further disaggregated by "class segment" for the purpose of estimating credit losses.

Allowance for Credit Losses

The ACL related to loans consists of loans evaluated collectively and individually for expected credit losses. The ACL related to loans represents an estimate of expected credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. The ACL for OBS credit exposure includes estimated losses on unfunded loan commitments, letters of credit and other OBS credit exposures and is recorded in other liabilities. The total ACL is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The following table presents the components of the ACL:

	March 31, 2022	December 31, 2021
	(in thousands)
ACL - loans	$243,705	$249,001
ACL - OBS credit exposure	13,933	14,533
Total ACL	$257,638	$263,534

The following table presents the activity in the ACL:

	Three months ended March 31
	2022	2021
	(in thousands)
Balance at beginning of period	$263,534	$291,940
Loans charged off	(1,900)	(8,202)
Recoveries of loans previously charged off	2,954	2,021
Net loans (charged-off) recovered	1,054	(6,181)
Provision for credit losses (1)	(6,950)	(5,500)
Balance at end of period(2)	$257,638	$280,259
(1) Includes $(0.6) million and $(0.1) million related to OBS credit exposures for the three months ended March 31, 2022 and 2021, respectively.
(2) Includes $13.9 million and $14.3 million of reserves for OBS credit exposures as of March 31, 2022 and 2021 respectively.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Consumer and Real Estate Home Equity	Real Estate Residential Mortgage	Real Estate Construction	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended March 31, 2022
Balance at December 31, 2021	$87,970	$67,056	$19,749	$54,236	$12,941	$7,049	$249,001
Loans charged off	(152)	(227)	(1,052)	—	—	(469)	(1,900)
Recoveries of loans previously charged off	112	1,980	454	222	32	154	2,954
Net loans recovered (charged off)	(40)	1,753	(598)	222	32	(315)	1,054
Provision for loan losses (1)	(8,077)	(2,298)	1,062	1,434	330	1,199	(6,350)
Balance at March 31, 2022	$79,853	$66,511	$20,213	$55,892	$13,303	$7,933	$243,705
Three months ended March 31, 2021
Balance at December 31, 2020	$103,425	$74,771	$25,137	$51,995	$15,608	$6,633	$277,567
Loans charged off	(1,837)	(4,319)	(847)	(192)	(39)	(968)	(8,202)
Recoveries of loans previously charged off	174	769	440	95	384	159	2,021
Net loans recovered (charged off)	(1,663)	(3,550)	(407)	(97)	345	(809)	(6,181)
Provision for loan and lease losses (1)	(786)	(27)	(1,588)	(1,903)	(874)	(222)	(5,400)
Balance at March 31, 2021	$100,976	$71,194	$23,142	$49,995	$15,079	$5,602	$265,986
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

The impact from qualitative adjustments on the ACL decreased in the first quarter of 2022 due to the improvement in economic conditions.

Several factors as of the end of the first quarter of 2021 in comparison to the end of the fourth quarter of 2020, including improved economic forecasts and a decrease in specific allocations within the ACL for loans evaluated individually, reduced the level of the ACL determined to be necessary as of March 31, 2021.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2022 and December 31, 2021, substantially all of the Corporation’s individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of March 31, 2022 and December 31, 2021, approximately 86% and 98%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	March 31, 2022			December 31, 2021
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(in thousands)
Real estate - commercial mortgage	$18,681	$31,719	$50,400	$20,564	$32,251	$52,815
Commercial and industrial	12,390	16,100	28,490	12,571	17,570	30,141
Real estate - residential mortgage	31,626	2,294	33,920	35,269	—	35,269
Real estate - home equity	8,145	—	8,145	8,671	—	8,671
Real estate - construction	—	672	672	173	728	901
Consumer	175	—	175	229	—	229
Equipment lease financing and other	5,742	9,255	14,997	6,247	9,393	15,640
	$76,759	$60,040	$136,799	$83,724	$59,942	$143,666

As of March 31, 2022 and December 31, 2021, there were $60.0 million and $59.9 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$12,911	$242,122	$392,540	$95,074	$59,362	$129,036	$32,603	$—	$963,648
Special Mention	—	5,974	767	9,984	—	19,082	—	—	35,807
Substandard or Lower	—	—	—	—	—	4,549	220	—	4,769
Total real estate - construction	12,911	248,096	393,307	105,058	59,362	152,667	32,823	—	1,004,224
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	32	32
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	32	32
Commercial and industrial(2)
Pass	245,683	619,816	466,917	347,857	212,978	704,570	1,232,653	529	3,831,003
Special Mention	572	18,295	9,196	12,782	8,526	32,872	66,765	—	149,008
Substandard or Lower	—	953	10,906	37,999	23,750	44,527	58,753	82	176,970
Total commercial and industrial	246,255	639,064	487,019	398,638	245,254	781,969	1,358,171	611	4,156,981
Commercial and industrial
Current period gross charge-offs	—	—	(36)	—	(21)	—	(130)	(40)	(227)
Current period recoveries	—	—	30	95	379	416	493	567	1,980
Total net (charge-offs) recoveries	—	—	(6)	95	358	416	363	527	1,753
Real estate - commercial mortgage
Pass	188,756	1,070,853	863,498	823,168	636,889	2,955,373	65,078	—	6,603,615
Special Mention	96	8,993	65,964	75,021	35,108	177,894	1,387	—	364,463
Substandard or Lower	—	1,523	8,424	37,366	70,413	201,563	521	1,488	321,298
Total real estate - commercial mortgage	188,852	1,081,369	937,886	935,555	742,410	3,334,830	66,986	1,488	7,289,376
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(152)	(152)
Current period recoveries	—	—	—	—	—	4	—	108	112
Total net (charge-offs) recoveries	—	—	—	—	—	4	—	(44)	(40)
Total
Pass	$447,350	$1,932,791	$1,722,955	$1,266,099	$909,229	$3,788,979	$1,330,334	$529	$11,398,266
Special Mention	668	33,262	75,927	97,787	43,634	229,848	68,152	—	549,278
Substandard or Lower	—	2,476	19,330	75,365	94,163	250,639	59,494	1,570	503,037
Total	$448,018	$1,968,529	$1,818,212	$1,439,251	$1,047,026	$4,269,466	$1,457,980	$2,099	$12,450,581
(1) Excludes real estate - construction - other.
(2) Loans originated in 2021 and 2020 include $0.2 billion of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

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
Commercial and industrial(2)
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
(2) Loans originated in 2021 and 2020 include $0.3 billion of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

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

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Consumer and real estate - home equity
Performing	$53,362	$145,950	$96,504	$68,114	$61,230	$158,366	$965,477	$19,237	$1,568,240
Nonperforming	—	150	118	59	75	2,096	8,969	15	11,482
Total consumer and real estate - home equity	53,362	146,100	96,622	68,173	61,305	160,462	974,446	19,252	1,579,722
Consumer and real estate - home equity
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(205)	(66)	—	(1,052)
Current period recoveries	—	42	72	29	16	169	126	—	454
Total net (charge-offs) recoveries	—	(545)	2	(79)	—	(36)	60	—	(598)
Real estate - residential mortgage
Performing	202,665	1,581,675	1,089,264	319,209	96,585	617,755	—	—	3,907,153
Nonperforming	—	801	6,229	2,408	3,710	26,440	—	—	39,588
Total real estate - residential mortgage	202,665	1,582,476	1,095,493	321,617	100,295	644,195	—	—	3,946,741
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	4	—	27	191	—	—	222
Total net (charge-offs) recoveries	—	—	4	—	27	191	—	—	222
Equipment lease financing and other
Performing	95,224	53,218	55,272	41,466	28,155	24,324	—	—	297,659
Nonperforming	—	—	—	—	—	15,153	—	—	15,153
Total leasing and other	95,224	53,218	55,272	41,466	28,155	39,477	—	—	312,812
Equipment lease financing and other
Current period gross charge-offs	—	—	—	—	—	(469)	—	—	(469)
Current period recoveries	—	1	20	5	3	125	—	—	154
Total net (charge-offs) recoveries	—	1	20	5	3	(344)	—	—	(315)
Construction - other
Performing	18,085	154,762	27,874	—	5,028	—	367	—	206,116
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	18,085	154,762	27,874	—	5,028	—	367	—	206,116
Total
Performing	$369,336	$1,935,605	$1,268,914	$428,789	$190,998	$800,445	$965,844	$19,237	$5,979,168
Nonperforming	—	951	6,347	2,467	3,785	43,689	8,969	15	66,223
Total	$369,336	$1,936,556	$1,275,261	$431,256	$194,783	$844,134	$974,813	$19,252	$6,045,391

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Consumer and Real estate - home equity
Performing	$162,441	$102,918	$73,769	$68,564	$33,254	$135,412	$990,842	$3,999	$1,571,199
Nonperforming	122	101	60	51	314	2,348	8,512	198	11,706
Total consumer and real estate - home equity	162,563	103,019	73,829	68,615	33,568	137,760	999,354	4,197	1,582,905
Consumer and Real estate - home equity
Current period gross charge-offs	(175)	(491)	(496)	(238)	(224)	(411)	(1,274)	—	(3,309)
Current period recoveries	—	223	131	131	167	1,048	645	—	2,345
Total net (charge-offs) recoveries	(175)	(268)	(365)	(107)	(57)	637	(629)	—	(964)
Real estate - residential mortgage
Performing	1,548,174	1,133,602	344,625	113,801	198,164	468,842	—	—	3,807,208
Nonperforming	—	6,753	2,189	3,424	2,844	24,332	—	—	39,542
Total real estate - residential mortgage	1,548,174	1,140,355	346,814	117,225	201,008	493,174	—	—	3,846,750
Real estate - residential mortgage
Current period gross charge-offs	—	(626)	(148)	(125)	(4)	(387)	—	—	(1,290)
Current period recoveries	—	—	1	18	—	264	92	—	375
Total net (charge-offs) recoveries	—	(626)	(147)	(107)	(4)	(123)	92	—	(915)
Equipment lease financing and other
Performing	97,077	65,316	49,591	34,107	22,444	1,369	—	—	269,904
Nonperforming	—	—	—	—	15,503	138	—	—	15,641
Total leasing and other	97,077	65,316	49,591	34,107	37,947	1,507	—	—	285,545
Equipment lease financing and other
Current period gross charge-offs	(975)	(1,276)	—	—	—	—	—	—	(2,251)
Current period recoveries	255	539	88	10	18	43	—	—	953
Total net (charge-offs) recoveries	(720)	(737)	88	10	18	43	—	—	(1,298)
Construction - other
Performing	144,652	40,040	638	5,028	—	—	—	—	190,358
Nonperforming	—	—	—	—	173	—	—	—	173
Total construction - other	144,652	40,040	638	5,028	173	—	—	—	190,531
Total
Performing	$1,952,344	$1,341,876	$468,623	$221,500	$253,862	$605,623	$990,842	$3,999	$5,838,669
Nonperforming	122	6,854	2,249	3,475	18,834	26,818	8,512	198	67,062
Total	$1,952,466	$1,348,730	$470,872	$224,975	$272,696	$632,441	$999,354	$4,197	$5,905,731

The following table presents non-performing assets:

	March 31, 2022	December 31, 2021
	(in thousands)
Non-accrual loans	$136,799	$143,666
Loans 90 days or more past due and still accruing	24,182	8,453
Total non-performing loans	160,981	152,119
OREO (1)	2,014	1,817
Total non-performing assets	$162,995	$153,936
(1) Excludes $4.7 million and $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2022 and December 31, 2021, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
March 31, 2022
Real estate – commercial mortgage	$3,869	$725	$13,790	$50,400	$7,220,592	$7,289,376
Commercial and industrial(1)	5,107	606	1,702	28,490	4,121,076	4,156,981
Real estate – residential mortgage	29,343	4,040	5,388	33,920	3,874,050	3,946,741
Real estate – home equity	4,326	727	2,729	8,145	1,082,244	1,098,171
Real estate – construction	1,139	—	—	672	1,208,529	1,210,340
Consumer	2,762	669	417	175	477,528	481,551
Equipment lease financing and other	261	—	156	14,997	277,545	292,959
Total	$46,807	$6,767	$24,182	$136,799	$18,261,564	$18,476,119
(1) Includes PPP loans totaling $0.2 billion as of March 31, 2022.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(in thousands)
December 31, 2021
Real estate – commercial mortgage	$1,089	$1,750	$1,229	$52,815	$7,222,197	$7,279,080
Commercial and industrial(1)	5,457	1,932	488	30,141	4,170,309	4,208,327
Real estate – residential mortgage	22,957	2,920	4,130	35,269	3,781,474	3,846,750
Real estate – home equity	4,369	1,154	2,253	8,671	1,101,801	1,118,248
Real estate – construction	1,318	—	—	901	1,137,560	1,139,779
Consumer	3,561	876	353	229	459,638	464,657
Equipment lease financing and other	226	27	—	15,640	252,616	268,509
Total	$38,977	$8,659	$8,453	$143,666	$18,125,595	$18,325,350
(1) Includes PPP loans totaling $0.3 billion as of December 31, 2021.

Collateral-Dependent Loans

A loan is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agriculture land, and vacant land.

Troubled Debt Restructurings

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

The following table presents TDRs, by class segment:

	March 31, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$3,563	$3,464
Commercial and industrial	1,903	1,857
Real estate - residential mortgage	11,700	11,948
Real estate - home equity	12,028	12,218
Consumer	2	5
Total accruing TDRs	29,196	29,492
Non-accrual TDRs (1)	52,125	55,945
Total TDRs	$81,321	$85,437
(1) Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022		2021
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial and industrial	1	$82	4	$1,894
Real estate - commercial mortgage	1	150	2	4,162
Real estate - residential mortgage	4	293	23	7,626
Real estate - home equity	—	—	5	148
Real estate - construction	—	—	1	154
Consumer	5	329	—	—
Total	11	$854	35	$13,984

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. As of March 31, 2022, $13.1 million in recorded investment remains in active COVID-19 deferral programs.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended March 31
	2022	2021
	(in thousands)
Amortized cost:
Balance at beginning of period	$35,993	$38,745
Originations of MSRs	1,355	2,811
Amortization	(1,724)	(3,753)
Balance at end of period	$35,624	$37,803

Valuation allowance:
Balance at beginning of period	$(600)	$(10,500)
Reduction (addition) to valuation allowance	600	6,100
Balance at end of period	$—	$(4,400)

Net MSRs at end of period	$35,624	$33,403
Estimated fair value of MSRs at end of period	$47,609	$33,403

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.3 billion as of March 31, 2022 and December 31, 2021. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $47.6 million and $35.4 million at March 31, 2022 and December 31, 2021, respectively. Based on its fair value analysis as of March 31, 2022, the Corporation determined that no valuation allowance was required as of March 31, 2022.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate liabilities. During the next twelve months, the Corporation estimates that an additional $8.2 million will be reclassified as a decrease to interest income.

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation limits its foreign exchange exposure with customers by entering into contracts with institutional counterparties to mitigate its foreign exchange risk. The Corporation also holds certain amounts of foreign currency in Foreign Currency Nostro Accounts. The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts and Foreign Currency Nostro Account balances, to $500,000.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2022		December 31, 2021
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$152,457	$317	$261,428	$2,326
Negative fair values	59,123	(648)	2,549	(23)
Forward Commitments
Positive fair values	33,475	3,060	51,000	41
Negative fair values	—	—	—	—
Interest Rate Swaps with Customers
Positive fair values	1,620,877	16,875	3,213,924	153,752
Negative fair values	2,272,730	(66,120)	752,462	(4,766)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	2,272,730	44,880	752,462	4,766
Negative fair values	1,620,877	(17,168)	3,213,924	(79,889)
Interest Rate Swaps used in Cash Flow Hedges
Positive fair values	900,000	—	500,000	60
Negative fair values	100,000	(6,040)	500,000	(1,432)
Foreign Exchange Contracts with Customers
Positive fair values	15,628	339	7,629	229
Negative fair values	2,794	(60)	3,388	(51)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	3,008	72	3,656	69
Negative fair values	16,062	(297)	9,364	(240)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended March 31, 2022
Interest Rate Products	$(40,563)	$(40,563)	$—	Interest income	$1,948	$1,948	$—
Three months ended March 31, 2021
Interest Rate Products	(2,065)	(2,065)	—	Interest income	144	144	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	Interest Income
	Three months ended March 31
	2022	2021
	(in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$1,948	$144
Interest contracts:
Amount of gain reclassified from AOCI into income	1,948	144
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—
Amount of Gain Reclassified from AOCI into Income - Included Component	1,948	144
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended March 31
		2022	2021
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$385	$796
Interest rate swaps	Other expense	—	(104)
Foreign exchange contracts	Other income	47	8
Net fair value gains/(losses) on derivative financial instruments		$432	$700
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	March 31, 2022	December 31, 2021
	(in thousands)
Amortized cost (1)	$28,104	$35,050
Fair value	27,675	35,768
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $1.1 million for the three months ended March 31, 2022 compared to losses of $2.9 million for the three months ended March 31, 2021.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
March 31, 2022
Interest rate swap derivative assets	$61,755	$(26,679)	$23,489	$58,565
Foreign exchange derivative assets with correspondent banks	72	(72)	—	—
Total	$61,827	$(26,751)	$23,489	$58,565

Interest rate swap derivative liabilities	$89,328	$(20,639)	$—	$68,689
Foreign exchange derivative liabilities with correspondent banks	297	(72)	—	225
Total	$89,625	$(20,711)	$—	$68,914

December 31, 2021
Interest rate swap derivative assets	$158,578	$(8,028)	$—	$150,550
Foreign exchange derivative assets with correspondent banks	69	(69)	—	—
Total	$158,647	$(8,097)	$—	$150,550

Interest rate swap derivative liabilities	$86,087	$(6,656)	$(74,359)	$5,072
Foreign exchange derivative liabilities with correspondent banks	240	(69)	—	171
Total	$86,327	$(6,725)	$(74,359)	$5,243

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	March 31,	December 31,
	2022	2021
Included in other assets:	(in thousands)
Affordable housing tax credit investments	$164,678	$161,052
Other tax credit investments	62,160	42,987
Total TCIs	$226,838	$204,039
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$48,873	$49,364
Other tax credit liabilities	48,116	33,941
Total unfunded tax credit commitments and liabilities	$96,989	$83,305

The following table presents other information relating to the Corporation's TCIs:

	Three months ended March 31
	2022	2021
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(6,208)	$(6,488)
Other tax credit investment credits and tax benefits	(845)	(723)
Amortization of affordable housing investments, net of tax benefit	4,825	4,366
Deferred tax expense	191	160
Total net reduction in income tax expense	$(2,037)	$(2,685)
Amortization of TCIs:
Total amortization of TCIs	$696	$1,531

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive (loss) income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended March 31, 2022	(in thousands)
Unrealized loss on securities	$(199,068)	$45,208	$(153,860)
Reclassification adjustment for securities gains included in net income (1)	19	(4)	15
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	564	(128)	436
Net unrealized holding loss arising during the period on interest rate swaps used in cash flow hedges	(40,563)	9,187	(31,376)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(1,948)	442	(1,506)
Amortization of net unrecognized pension and postretirement items (3)	32	(7)	25
Total Other Comprehensive Loss	$(240,964)	$54,698	$(186,266)
Three months ended March 31, 2021
Unrealized loss on securities	$(51,752)	$11,753	$(39,999)
Reclassification adjustment for securities gains included in net income (1)	487	(110)	377
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,312	(525)	1,787
Net unrealized holding loss arising during the period on interest rate swaps used in cash flow hedges	(2,065)	230	(1,835)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	144	(16)	128
Amortization of net unrecognized pension and postretirement items (3)	370	(81)	289
Total Other Comprehensive Loss	$(50,504)	$11,251	$(39,253)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) Gain on Interest Rate Swaps used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended March 31, 2022
Balance at December 31, 2021	$40,441	$(4,817)	$(8,213)	$27,411
OCI before reclassifications	(153,860)	—	—	(153,860)
Amounts reclassified from AOCI	15	(32,882)	25	(32,842)
Amortization of net unrealized losses on AFS securities transferred to HTM	436	—	—	436
Balance at March 31, 2022	$(112,968)	$(37,699)	$(8,188)	$(158,855)
Three months ended March 31, 2021
Balance at December 31, 2020	$81,604	$—	$(16,513)	$65,091
OCI before reclassifications	(39,999)	—	—	(39,999)
Amounts reclassified from AOCI	377	(1,707)	289	(1,041)
Amortization of net unrealized losses on AFS securities transferred to HTM	1,787	—	—	1,787
Balance at March 31, 2021	$43,769	$(1,707)	$(16,224)	$25,838

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$27,675	$—	$27,675
Available for sale investment securities:
U.S. Government securities	373,717	—	—	373,717
State and municipal securities	—	1,144,646	—	1,144,646
Corporate debt securities	—	395,597	—	395,597
Collateralized mortgage obligations	—	171,264	—	171,264
Residential mortgage-backed securities	—	275,602	—	275,602
Commercial mortgage-backed securities	—	963,507	—	963,507
Total available for sale investment securities	373,717	2,950,616	—	3,324,333
Other assets:
Investments held in Rabbi Trust	27,065	—	—	27,065
Derivative assets	411	65,132	—	65,543
Total assets	$401,193	$3,043,423	$—	$3,444,616
Other liabilities:
Deferred compensation liabilities	$27,065	$—	$—	$27,065
Derivative liabilities	357	89,976	—	90,333
Total liabilities	$27,422	$89,976	$—	$117,398

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$35,768	$—	$35,768
Available for sale investment securities:
U.S. Government securities	127,618	—	—	127,618
State and municipal securities	—	1,188,670	—	1,188,670
Corporate debt securities	—	386,133	—	386,133
Collateralized mortgage obligations	—	209,359	—	209,359
Residential mortgage-backed securities	—	229,795	—	229,795
Commercial mortgage-backed securities	—	971,148	—	971,148
Auction rate securities	—	—	74,667	74,667
Total available for sale investment securities	127,618	2,985,105	74,667	3,187,390
Other assets:
Investments held in Rabbi Trust	28,619	—	—	28,619
Derivative assets	298	160,945	—	161,243
Total assets	$156,535	$3,181,818	$74,667	$3,413,020
Other liabilities:
Deferred compensation liabilities	$28,619	$—	$—	$28,619
Derivative liabilities	291	86,110	—	86,401
Total liabilities	$28,910	$86,110	$—	$115,020

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2022 and December 31, 2021 were based on the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($392.8 million at March 31, 2022 and $383.4 million at December 31, 2021) and other corporate debt issued by non-financial institutions ($2.8 million at March 31, 2022 and December 31, 2021).

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at March 31, 2022 and December 31, 2021. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

•Auction rate securities – Due to their illiquidity, ARCs are classified as Level 3 investment securities and are valued through the use of an expected cash flows model prepared by a third-party valuation expert. The assumptions used in preparing the expected cash flows model include estimates for coupon rates, time to maturity and market rates of return. In the first quarter of 2022, the Corporation sold all of its investment in ARCs.
Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.
Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.4 million at March 31, 2022 and $0.3 million at December 31, 2021). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($3.4 million at March 31, 2022 and $2.4 million at December 31, 2021) and the fair value of interest rate swaps ($61.8 million at March 31, 2022 and $158.6 million at December 31, 2021). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.4 million at March 31, 2022 and $0.3 million at December 31, 2021).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.6 million at March 31, 2022 and $0.0 million at December 31, 2021) and the fair value of interest rate swaps ($89.3 million at March 31, 2022 and $86.1 million at December 31, 2021).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation’s available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

ARCs
Three months ended March 31, 2022	(in thousands)
Balance at December 31, 2021	$74,667
Sales	(74,823)
Unrealized adjustment to fair value (1)	156
Balance at March 31, 2022	$—

Three months ended March 31, 2021
Balance at December 31, 2020	$98,206
Sales	(24,619)
Unrealized adjustment to fair value (1)	2,617
Balance at March 31, 2021	$76,204
(1)ARCs are classified as available for sale investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "AFS at estimated fair value" on the consolidated balance sheets.

Certain financial instruments are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	March 31, 2022	December 31, 2021
	(in thousands)
Loans, net	$113,034	$118,458
OREO	2,014	1,817
MSRs (1)	47,609	35,393
Total assets	$162,657	$155,668
(1)Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at the lower of amortized cost or fair value. See "Note 5 - Mortgage Servicing Rights" for additional information.
The valuation techniques used to measure fair value for the items in the table above are as follows:
•Net loans – This category consists of loans that were individually evaluated for impairment and have been classified as Level 3 assets. The amount shown is the balance of non-accrual loans, net of related ACL. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.
•OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2022 valuation were 8.8% and 8.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation’s financial instruments as of March 31, 2022 and December 31, 2021.

	March 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,157,965	$1,157,965	$—	$—	$1,157,965
FRB and FHLB stock	57,729	—	57,729	—	57,729
Loans held for sale	27,675	—	27,675	—	27,675
AFS securities	3,324,333	373,717	2,950,616	—	3,324,333
HTM securities	964,341	—	888,989	—	888,989
Net loans	18,232,414	—	—	17,588,031	17,588,031
Accrued interest receivable	55,102	55,102	—	—	55,102
Other assets	478,961	364,206	65,132	49,623	478,961
FINANCIAL LIABILITIES
Demand and savings deposits	$19,632,873	$19,632,873	$—	$—	$19,632,873
Brokered deposits	248,833	228,833	20,514	—	249,347
Time deposits	1,659,468	—	1,657,129	—	1,657,129
Accrued interest payable	4,713	4,713	—	—	4,713
Short-term borrowings	452,440	452,440	—	—	452,440
Long-term borrowings	556,494	—	509,423	—	509,423
Other liabilities	299,695	195,786	89,976	13,933	299,695

	December 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,638,614	$1,638,614	$—	$—	$1,638,614
FRB and FHLB stock	57,635	—	57,635	—	57,635
Loans held for sale	35,768	—	35,768	—	35,768
AFS securities	3,187,390	127,618	2,985,105	74,667	3,187,390
HTM securities	980,384	—	965,867	—	965,867
Net loans	18,076,349	—	—	17,519,497	17,519,497
Accrued interest receivable	57,451	57,451	—	—	57,451
Other assets	565,491	367,336	160,945	37,210	565,491
FINANCIAL LIABILITIES
Demand and savings deposits	$19,594,497	$19,594,497	$—	$—	$19,594,497
Brokered deposits	251,526	231,526	20,603	—	252,129
Time deposits	1,727,476	—	1,730,673	—	1,730,673
Accrued interest payable	7,000	7,000	—	—	7,000
Short-term borrowings	416,764	416,764	—	—	416,764
Long-term borrowings	621,345	—	605,719	—	605,719
Other liabilities	288,862	188,219	86,110	14,533	288,862

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

As of March 31, 2022, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consist of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31
	2022	2021
Weighted average shares outstanding (basic)	160,588	162,441
Impact of common stock equivalents	1,323	1,296
Weighted average shares outstanding (diluted)	161,911	163,737
Per share:
Basic	$0.38	$0.43
Diluted	0.38	0.43

NOTE 11 – Stock-Based Compensation

The Corporation grants equity awards to employees in the form of stock options, restricted stock, RSUs or PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation’s Employee Stock Purchase Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. Compensation expense for PSUs is also recognized over the period during which employees are required to provide service in exchange for such awards, however, compensation expense may vary based on the expectations for actual performance relative to defined performance measures.

The Corporation also grants equity awards to non-employee members of its board of directors and subsidiary bank boards of directors under the Directors’ Plan. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

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

As of March 31, 2022, the Employee Equity Plan had 9.6 million shares reserved for future grants through 2023, and the Directors’ Plan had approximately 108,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2022	2021
	(in thousands)
Compensation expense	$2,955	$1,902
Tax benefit	(603)	(414)
Total stock-based compensation, net of tax	$2,352	$1,488

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation’s Pension Plan consisted of the following components:

	Three months ended March 31
	2022	2021
	(in thousands)
Interest cost	$598	$561
Expected return on plan assets	(1,098)	(1,011)
Net amortization and deferral	163	504
Net periodic pension cost	$(337)	$54

The components of the net benefit for the Corporation’s Postretirement Plan consisted of the following components:

	Three months ended March 31
	2022	2021
	(in thousands)
Interest cost	$8	$8
Net accretion and deferral	(131)	(134)
Net periodic benefit	$(123)	$(126)

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer or obligor. Since some of the commitments are expected to expire without being drawn upon, the total commitments to extend credit do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, equipment and income-producing commercial properties.

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

The Corporation records a reserve for unfunded lending commitments, included in ACL - OBS credit exposures, which represents management’s estimate of credit losses associated with unused commitments to extend credit and letters of credit. As of March 31, 2022 and December 31, 2021, the ACL - OBS credit exposures for unfunded lending commitments was $9.0 million and $9.1 million, respectively. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	March 31, 2022	December 31, 2021
	(in thousands)
Commitments to extend credit	$8,617,613	$8,731,168
Standby letters of credit	288,676	298,275
Commercial letters of credit	53,496	54,196

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of March 31, 2022 and December 31, 2021, the total reserve for losses on residential mortgage loans sold was $1.1 million, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $3.9 million and $3.8 million, as of March 31, 2022 and December 31, 2021, respectively, related to additional credit exposures for potential loan repurchases.

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

NOTE 14 – Long-Term Borrowings

On March 16, 2022, $65.0 million of senior notes with a fixed rate of 3.60% were repaid upon their maturity.

On March 30, 2021, pursuant to a cash tender offer, the Corporation purchased $75.0 million and $60.0 million of its subordinated notes which are scheduled to mature on November 15, 2024 and its senior notes which matured on March 16, 2022, respectively. The Corporation incurred $11.3 million in debt extinguishment costs and expensed $0.8 million of unamortized discount costs. In addition, during the first quarter of 2021, the Corporation prepaid $536.0 million of long-term FHLB advances and incurred $20.9 million in prepayment penalties.

NOTE 15 – Business Combinations

On March 2, 2022, the Corporation announced that it had entered into the Merger Agreement with Prudential. Under the terms of the Merger Agreement, Prudential will merge with and into the Corporation. The parties anticipate the Merger will close in the third quarter of 2022, subject to regulatory approvals, Prudential shareholder approval and the satisfaction of other customary conditions.

Included in non-interest expense for the first quarter of 2022 was $0.4 million for Merger-related expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management Discussion relates to the Corporation, a financial holding company registered under the BHCA and incorporated under the laws of the Commonwealth of Pennsylvania in 1982, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

◦the impact of adverse conditions in the economy and financial markets on the performance of the Corporation’s loan portfolio and demand for the Corporation's products and services;
◦the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic, the Corporation's participation in the PPP and other COVID-19 relief programs, and the direct and indirect impacts of the pandemic on the Corporation, its customers and third parties;
◦the determination of the ACL, which depends significantly upon assumptions and judgments with respect to a variety of factors, including the performance of the loan portfolio, the weighted-average remaining lives of different classifications of loans within the loan portfolio and current and forecasted economic conditions, among other factors;
◦increases in non-performing assets, which may require the Corporation to increase the allowance for credit losses, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;
◦investment securities gains and losses, including other-than-temporary declines in the value of securities which may result in charges to earnings;
◦the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;
◦the replacement of LIBOR as a benchmark reference rate;
◦the effects of changes in interest rates on demand for the Corporation's products and services;
◦the effects of changes in interest rates or disruptions in liquidity markets on the Corporation's sources of funding;
◦the effects of the extensive level of regulation and supervision to which the Corporation and Fulton Bank are subject;
◦the effects of the significant amounts of time and expense associated with regulatory compliance and risk management;
◦the potential for negative consequences resulting from regulatory violations, investigations and examinations, including potential supervisory actions, the assessment of fines and penalties, the imposition of sanctions, the need to undertake remedial actions and possible damage to the Corporation's reputation;
◦the continuing impact of the Dodd-Frank Act on the Corporation's business and results of operations;
◦the effects of, and uncertainty surrounding, new legislation, changes in regulation and government policy, which could result in significant changes in banking and financial services regulation;
◦the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact money supply and market interest rates;
◦the effects of changes in U.S. federal, state or local tax laws;
◦the effects of negative publicity on the Corporation's reputation;
◦the effects of adverse outcomes in litigation and governmental or administrative proceedings;

◦the potential to incur losses in connection with repurchase and indemnification payments related to sold loans;
◦the Corporation’s ability to achieve its growth plans;
◦completed and potential acquisitions may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;
◦the potential effects of climate change on the Corporation's business and results of operations;
◦the effects of concerns relating to the Corporation's ESG posture, including potential adverse impacts on the Corporation's reputation and the market value of its securities;
◦the effects of competition on deposit rates and growth, loan rates and growth and net interest margin;
◦the Corporation's ability to manage the level of non-interest expenses, including salaries and employee benefits expenses, operating risk losses and goodwill impairment;
◦the effects of changes in accounting policies, standards, and interpretations on the Corporation's reporting of its financial condition and results of operations;
◦the impact of operational risks, including the risk of human error, inadequate or failed internal processes and systems, computer and telecommunications systems failures, faulty or incomplete data and an inadequate risk management framework;
◦the impact of failures of third parties upon which the Corporation relies to perform in accordance with contractual arrangements;
◦the failure or circumvention of the Corporation's system of internal controls;
◦the loss of, or failure to safeguard, confidential or proprietary information;
◦the Corporation's failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyber-attacks;
◦the Corporation's ability to keep pace with technological changes;
◦the Corporation's ability to attract and retain talented personnel;
◦capital and liquidity strategies, including the Corporation's ability to comply with applicable capital and liquidity requirements, and the Corporation's ability to generate capital internally or raise capital on favorable terms;
◦the Corporation's reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions;
◦the effects of any downgrade in the Corporation or Fulton Bank's credit ratings on each of their borrowing costs or access to capital markets;
◦the possibility that the anticipated benefits of the Merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or challenges arising from, the integration of Prudential into the Corporation or as a result of the strength of the economy, competitive factors in the areas where the Corporation and Prudential do business, or as a result of other unexpected factors or events;
◦the timing and completion of the Merger is dependent on the satisfaction of customary closing conditions, including approval by Prudential shareholders, which cannot be assured, and various other factors that cannot be predicted with precision at this point;
◦the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
◦completion of the Merger is subject to bank regulatory approvals and such approvals may not be obtained in a timely manner or at all or may be subject to conditions which may cause additional significant expense or delay the consummation of the Merger;
◦potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger;
◦the outcome of any legal proceedings related to the Merger which may be instituted against the Corporation or Prudential;
◦unanticipated challenges or delays in the integration of Prudential’s business into the Corporation’s business and or the conversion of Prudential’s operating systems and customer data onto the Corporation’s may significantly increase the expense associated with the Merger; and
◦other factors that may affect future results of the Corporation and Prudential.

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this report, including in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements and in Item 1A. "Risk Factors".

OVERVIEW

The Corporation is a financial holding company, which, through its wholly-owned banking subsidiary, provides a full range of retail and commercial financial services primarily in Pennsylvania, Delaware, Maryland, New Jersey and Virginia.

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

The following table presents a summary of the Corporation’s earnings and selected performance ratios:

	Three months ended March 31
	2022	2021
Net income (in thousands)	$64,288	$73,063
Net income available to common shareholders (in thousands)	$61,726	$70,472
Diluted net income available to common shareholders per share	$0.38	$0.43
Return on average assets, annualized	1.02%	1.14%
Return on average common shareholders' equity, annualized	10.03%	11.73%
Return on average common shareholders' equity (tangible), annualized (1)	12.88%	15.00%
Net interest margin (2)	2.78%	2.79%
Efficiency ratio (1)	65.8%	63.0%
Non-performing assets to total assets	0.64%	0.60%
Annualized net charge-offs to average loans	(0.02)%	0.13%
(1)Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures "
(2)Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section of the Management's Discussion.

Federal Funds Rate

The FOMC raised the target range for the Fed Funds Rate by 25 bps to 0.25%-0.50% at its March 2022 meeting and by 50 bps to 0.75%-1.00% at its May 2022 meeting.

Business Combinations

On March 2, 2022, the Corporation announced that it had entered into the Merger Agreement with Prudential. Under the terms of the Merger Agreement, Prudential will merge with and into the Corporation. The parties anticipate the Merger will close in the third quarter of 2022, subject to regulatory approvals, Prudential shareholder approval and the satisfaction of other customary conditions.

Included in non-interest expense for the first quarter of 2022 was $0.4 million for Merger-related expenses.

COVID-19

The COVID-19 pandemic has caused substantial disruptions in economic and social activity, both globally and in the United States. The spread of COVID-19, and related governmental actions to respond to the pandemic have caused severe disruptions in the U.S. economy, which have, in turn, disrupted the business, activities, and operations of the Corporation’s customers as well as the Corporation’s own business and operations. The resulting impacts of the pandemic have continued to cause changes in consumer and business spending, borrowing needs and saving habits that have and will likely continue to affect the demand for loans and other products and services the Corporation offers, as well as the creditworthiness of its borrowers. The significant impact on commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Corporation’s markets, may cause customers, vendors and counterparties to be unable to meet existing payment or other obligations to the Corporation.

While the impacts from the COVID-19 pandemic have diminished, there remains significant uncertainty concerning the breadth and duration of the economic and social disruptions caused by the COVID-19 pandemic and their impact on the U.S. economy. The extent to which the pandemic continues to impact the Corporation’s operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the continuing progression of the COVID-19 pandemic, whether there are additional outbreaks of COVID-19 and its variants, including vaccine-resistant variants, and the actions taken to contain it or treat its impact. If the pandemic continues to cause significant negative impacts to economic conditions, the Corporation’s results of operations, financial condition and cash flows could be materially adversely impacted.

See additional discussion in "Results of Operations" and "Financial Condition" of Management's Discussion.

Financial Highlights

Following is a summary of the financial highlights for the three months ended March 31, 2022:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $61.7 million for the three months ended March 31, 2022, an $8.7 million decrease compared to $70.5 million for the same period in 2021. Diluted net income per share was $0.38, a $0.05 decrease compared to the same period in 2021.

•Net Interest Income - Net interest income decreased $3.1 million, or 1.9%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was driven by a decline of $15.0 million in PPP loan fees, partially offset by a decline in interest expense on interest-bearing deposits and long-term borrowings of $4.0 million and $4.7 million, respectively. Overall, net interest margin decreased 1 bp for the three months ended March 31, 2022 compared to the same period in 2021.

◦Net Interest Margin - For the three months ended March 31, 2022, the yield on interest-earning assets declined by 15 bps to 2.98% and the rate on interest-bearing liabilities declined by 20 bps to 0.31%.

◦Loan Growth - Average Net loans decreased by $597.5 million, or 3.1%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease was largely driven by a $1.5 billion decline in PPP loans due to the repayment of these loans upon forgiveness by the SBA, partially offset by increases in residential mortgage loans and commercial mortgage loans of $703.8 million and $165.9 million, respectively.

◦Deposit Growth - Average deposits grew $363.2 million, or 1.7%, for the three months ended March 31, 2022 compared to the same period in 2021, driven by growth in non-interest bearing demand deposits and savings and money market deposits of $758.4 million and $299.5 million, respectively, partially offset by a decline in time deposits of $0.5 million. At March 31, 2022, the loan-to-deposit ratio was 85.8% as compared to 84.9% at December 31, 2021.

•Asset Quality - Non-performing assets increased $9.1 million, or 5.9%, as of March 31, 2022 compared to December 31, 2021, and were 0.64% and 0.60% of total assets as of those dates, respectively. For the three months ended March 31, 2022 and 2021, annualized net charge-offs to average loans outstanding were (0.02)% and 0.13%, respectively. The provision for credit losses was a negative $7.0 million for the three months ended March 31, 2022, a decrease of $1.5 million from the same period of 2021. The negative provision for credit losses for the first quarter of 2022 was recorded to adjust the ACL as a result of improved economic conditions.

•Non-interest Income - For the three months ended March 31, 2022, non-interest income, excluding net investment securities gains, decreased $6.7 million, or 10.8%, compared to the same period in 2021. The decrease was primarily the result of a decrease in mortgage banking income of $9.4 million, partially offset by an increase of $2.1 million in wealth management revenues.

•Non-interest Expense - Non-interest expense decreased $32.4 million, or 18.2%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease during the quarter was largely driven by debt extinguishment expenses in 2021 of $32.2 million.

•Income Taxes - Income tax expense for the three months ended March 31, 2022 was $13.3 million, a $0.6 million decrease from $13.9 million for the same period in 2021. The Corporation’s ETR was 17.1% for the three months ended March 31, 2022 compared to 16.0% in the same period in 2021. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure:

	Three months ended March 31
	2022	2021
	(dollars in thousands)
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$61,726	$70,472
Plus: Merger-related expenses, net of tax	317	—
Plus: Intangible amortization, net of tax	138	90
Numerator	$62,181	$70,562

Average common shareholders' equity	$2,688,834	$2,637,098

Less: Average goodwill and intangible assets	(537,976)	(536,601)
Less: Average preferred stock	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$1,957,980	$1,907,619
Return on average common shareholders' equity (tangible), annualized	12.88%	15.00%

Efficiency ratio
Non-interest expense	$145,978	$178,384
Less: Amortization of tax credit investments	(696)	(1,531)
Less: Merger-related expenses	(401)	—
Less: Intangible amortization	(176)	(115)
Less: Debt extinguishment cost	—	(32,163)
Numerator	$144,705	$144,575

Net interest income	$161,310	$164,449
Tax equivalent adjustment	3,288	2,979
Plus: Total non-interest income	55,256	95,397
Less: Investment securities gains, net	(19)	(33,475)
Denominator	$219,835	$229,350
Efficiency ratio	65.8%	63.0%

Presented on a FTE basis, using a 21% federal tax rate.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Net Interest Income

FTE net interest income decreased $2.8 million to $164.6 million for the three months ended March 31, 2022, from $167.4 million in the same period in 2021. The NIM decreased 1 bp, to 2.78%, compared to 2.79% for the same period in 2021. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended March 31
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans (1)	$18,383,118	$151,127	3.32%	$18,980,586	$165,462	3.53%
Taxable investment securities (2)	3,073,643	15,213	1.71	2,438,496	13,691	2.08
Tax-exempt investment securities (2)	1,152,709	9,038	3.13	911,648	7,156	3.13
Total investment securities	4,226,352	24,251	2.29	3,350,144	20,847	2.49
Loans held for sale	28,549	241	3.37	53,465	471	3.53
Other interest-earning assets	1,258,174	671	0.22	1,900,199	1,136	0.24
Total interest-earning assets	23,896,193	176,290	2.98	24,284,394	187,916	3.13
Noninterest-earning assets:
Cash and due from banks	162,320			120,181
Premises and equipment	219,932			230,649
Other assets	1,595,039			1,728,473
Less: ACL - loans (3)	(251,022)			(280,881)
Total Assets	$25,622,462			$26,082,816
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,664,987	$728	0.05%	$5,832,174	$1,160	0.08%
Savings and money market deposits	6,436,548	1,021	0.06	6,137,084	1,526	0.10
Brokered deposits	250,350	216	0.35	324,364	395	0.49
Time deposits	1,697,063	3,640	0.87	2,150,570	6,521	1.23
Total interest-bearing deposits	14,048,948	5,605	0.16	14,444,192	9,602	0.27
Short-term borrowings	423,949	121	0.12	570,775	188	0.13
Long-term borrowings	609,866	5,966	3.91	1,271,170	10,698	3.38
Total interest-bearing liabilities	15,082,763	11,692	0.31	16,286,137	20,488	0.51
Noninterest-bearing liabilities:
Demand deposits	7,431,235			6,672,832
Other liabilities	419,630			486,749
Total Liabilities	22,933,628			23,445,718
Total Deposits/Cost of deposits	21,480,183		0.11	21,117,024		0.18
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,513,998		0.21	22,958,969		0.36
Shareholders’ equity	2,688,834			2,637,098
Total Liabilities and Shareholders’ Equity	$25,622,462			$26,082,816
Net interest income/FTE NIM		164,598	2.78%		167,428	2.79%
Tax equivalent adjustment		(3,288)			(2,979)
Net interest income		$161,310			$164,449
(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for Net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended March 31, 2022 in comparison to the same period in 2021:

	2022 vs. 2021 Increase (Decrease) due to change in
	Volume	Rate	Net
	(in thousands)
FTE Interest income on:
Net loans (1)	$(4,960)	$(9,375)	$(14,335)
Taxable investment securities	3,548	(2,026)	1,522
Tax-exempt investment securities	1,882	—	1,882
Loans held for sale	(210)	(20)	(230)
Other interest-earning assets	(373)	(92)	(465)
Total interest income	$(113)	$(11,513)	$(11,626)
Interest expense on:
Demand deposits	$(31)	$(401)	$(432)
Savings and money market deposits	77	(582)	(505)
Brokered deposits	(79)	(100)	(179)
Time deposits	(1,206)	(1,675)	(2,881)
Short-term borrowings	(52)	(15)	(67)
Long-term borrowings	(6,189)	1,457	(4,732)
Total interest expense	$(7,480)	$(1,316)	$(8,796)
(1)Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the first quarter of 2021, FTE total interest income in the first quarter of 2022 decreased $11.6 million, or 6.2%, primarily due to a decrease of $11.5 million attributable to changes in rate of which $9.4 million related to Net loans. The yield on average interest-earning assets declined 15 basis points in the first quarter of 2022 compared to the same period in 2021.

In the first quarter of 2022, interest expense decreased $8.8 million compared to the first quarter of 2021, primarily due to the decrease in the volume of interest-bearing liabilities of $7.5 million. The decrease attributable to volume was primarily driven by the $661.3 million decrease in average long-term borrowings that resulted in a $6.2 million decrease in interest expense, partially offset by a $1.5 million increase in interest expense attributable to changes in the rate on long-term borrowings, which increased 53 bps. The Corporation completed a balance sheet restructuring in March of 2021, which included the prepayment of $536.0 million of FHLB advances and the cash tender for $75.0 million and $60.0 million of subordinated debt and senior notes, respectively.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2022		2021		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,294,914	3.19%	$7,128,997	3.15%	$165,917	2.3%
Commercial and industrial (1)	4,213,014	3.06	5,722,080	2.57	(1,509,066)	(26.4)
Real estate – residential mortgage	3,887,428	3.30	3,183,585	3.52	703,843	22.1
Real estate – home equity	1,106,319	3.74	1,175,218	3.75	(68,899)	(5.9)
Real estate – construction	1,137,649	3.05	1,054,718	3.09	82,931	7.9
Consumer	471,129	5.15	459,038	4.13	12,091	2.6
Equipment lease financing	236,388	3.79	266,405	4.11	(30,017)	(11.3)
Other (2)	36,277	—	(9,455)	—	45,732	N/M
Total loans	$18,383,118	3.32%	$18,980,586	3.53%	$(597,468)	(3.1)%
(1) Includes average PPP loans of $0.2 billion and $1.7 billion for the three months ended March 31, 2022 and 2021, respectively.
(2) Consists of overdrafts and net origination fees and costs.

During the first quarter of 2022, average loans decreased $597.5 million, or 3.1%, compared to the same period in 2021. The decrease was largely driven by a $1.5 billion decline in PPP loans due to the repayment of these loans upon forgiveness by the SBA, partially offset by increases in residential mortgage loans and commercial mortgage loans of $703.8 million and $165.9 million, respectively.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,431,235	—%	$6,672,832	—%	$758,403	11.4%
Interest-bearing demand	5,664,987	0.05	5,832,174	0.08	(167,187)	(2.9)
Savings and money market deposits	6,436,548	0.06	6,137,084	0.10	299,464	4.9
Total demand and savings	19,532,770	0.04	18,642,090	0.06	890,680	4.8
Brokered deposits	250,350	0.35	324,364	0.49	(74,014)	(22.8)
Time deposits	1,697,063	0.87	2,150,570	1.23	(453,507)	(21.1)
Total deposits	$21,480,183	0.11%	$21,117,024	0.18%	$363,159	1.7%

The cost of total deposits decreased 7 bps, to 0.11%, for the first quarter of 2022, compared to 0.18% for the same period in 2021, primarily due to the change in mix of deposits with increases in noninterest-bearing demand deposits and savings and money market deposits of $758.4 million and $299.5 million, respectively, and a $453.5 million decrease in time deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2022		2021		in Balance
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$423,949	0.12%	$570,775	0.13%	$(146,826)	(25.7)%
Long-term borrowings:
FHLB advances	—	—	513,744	1.80	(513,744)	N/M
Other long-term debt	609,866	3.91	757,426	4.44	(147,560)	(19.5)
Total long-term borrowings	609,866	3.91	1,271,170	3.38	(661,304)	(52.0)
Total borrowings	$1,033,815	2.36%	$1,841,945	2.37%	$(808,130)	(43.9)%

(1) Includes repurchase agreements and short-term promissory notes.

Average total short-term borrowings decreased $146.8 million, or 25.7%, in the first quarter of 2022, compared to the same period in 2021.

Average total long-term borrowings decreased $661.3 million, or 52.0%, in the first quarter of 2022, compared to the same period in 2021, primarily as a result of the balance sheet restructuring completed in 2021, which included the prepayment of $536.0 million of long-term FHLB advances and the cash tender for $75.0 million and $60.0 million of the Corporation's outstanding subordinated and senior notes, respectively. This reduction in average long-term borrowings resulted in a $6.2 million reduction of interest expense, partially offset by a 53 bps increase in the rate on average long-term borrowings during the first quarter of 2022 compared to the same period in 2021.

Provision for Credit Losses

The provision for credit losses was a negative $7.0 million for the first quarter of 2022, a decrease of $1.5 million from the same period in 2021. The negative provision for credit losses for the first quarter of 2022 was recorded to adjust the ACL as a result of improved economic conditions.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$6,097	$5,768	$329	5.7%
Cash management	5,428	4,921	507	10.3
Capital markets	1,676	2,800	(1,124)	(40.1)
Other commercial banking	2,807	2,853	(46)	(1.6)
Total commercial banking	16,008	16,342	(334)	(2.0)
Consumer banking:
Card	5,796	5,878	(82)	(1.4)
Overdraft	3,772	2,724	1,048	38.5
Other consumer banking	2,106	2,152	(46)	(2.1)
Total consumer banking	11,674	10,754	920	8.6
Wealth management revenues	19,428	17,347	2,081	12.0
Mortgage banking:
Gains on sales of mortgage loans	3,026	8,656	(5,630)	(65.0)
Mortgage servicing income	1,550	5,304	(3,754)	(70.8)
Total mortgage banking	4,576	13,960	(9,384)	(67.2)
Other	3,551	3,519	32	0.9
Non-interest income before investment securities gains	55,237	61,922	(6,685)	(10.8)
Investment securities gains, net	19	33,475	(33,456)	(99.9)
Total Non-Interest Income	$55,256	$95,397	$(40,141)	(42.1)%

Excluding net investment securities gains, non-interest income decreased $6.7 million, or 10.8%, in the first quarter of 2022 compared to the same period in 2021.

Compared to the first quarter of 2021, mortgage banking income in the first quarter of 2022 decreased $9.4 million, or 67.2%, as a result of decreased gains on sales of mortgage loans, driven by lower mortgage sales and lower gain-on-sale spreads on loans sold, and a decrease in mortgage servicing income. The decrease in mortgage servicing income was primarily due to a $0.6 million reduction in the MSR valuation allowance in the first quarter of 2022, compared to a $6.1 million reduction to the MSR valuation allowance in the same period in 2021.

In the first quarter of 2022, wealth management revenues increased $2.1 million, or 12.0%, from the first quarter of 2021. The increase in wealth management revenues primarily resulted from growth in brokerage income due to an increase in the number of customer accounts.

Investment securities gains recognized in the first quarter of 2021 was the result of the sale of Visa Shares as part of the balance sheet restructuring completed during the first quarter of 2021.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Salaries and employee benefits	$84,464	$82,586	$1,878	2.3%
Net occupancy	14,522	13,982	540	3.9
Data processing and software	14,315	13,561	754	5.6
Other outside services	8,167	8,490	(323)	(3.8)
Equipment	3,423	3,428	(5)	(0.1)
FDIC insurance	3,209	2,624	585	22.3
State taxes	3,037	4,505	(1,468)	(32.6)
Professional fees	1,792	2,779	(987)	(35.5)
Marketing	1,320	1,002	318	31.7
Intangible amortization	176	115	61	53.0
Debt extinguishment	—	32,163	(32,163)	(100.0)
Merger-related expenses	401	—	401	N/M
Other	11,152	13,149	(1,997)	(15.2)
Total non-interest expense	$145,978	$178,384	$(32,406)	(18.2)%

Compared to the first quarter of 2021, non-interest expense in the first quarter of 2022 decreased $32.4 million, or 18.2%, primarily as a result of debt extinguishment expenses related to the prepayment of FHLB advances, subordinated debt and senior notes in 2021.

Included in non-interest expense for the first quarter of 2022 was $0.4 million for Merger-related expenses associated with the acquisition of Prudential.

Income Taxes

Income tax expense for the three months ended March 31, 2022 was $13.3 million, a $0.6 million decrease from $13.9 million for the same period in 2021. The Corporation’s ETR was 17.1% for the three months ended March 31, 2022, compared to 16.0% for the same period in 2021.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	March 31, 2022	December 31, 2021	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,157,965	$1,638,614	$(480,649)	(29.3)%
FRB and FHLB Stock	57,729	57,635	94	0.2
Loans held for sale	27,675	35,768	(8,093)	(22.6)
Investment securities	4,288,674	4,167,774	120,900	2.9
Net loans, less ACL - loans	18,232,414	18,076,349	156,065	0.9
Net premises and equipment	218,257	220,357	(2,100)	(1.0)
Goodwill and intangibles	537,877	538,053	(176)	—
Other assets	1,077,719	1,061,848	15,871	1.5
Total Assets	$25,598,310	$25,796,398	$(198,088)	(0.8)%
Liabilities and Shareholders’ Equity
Deposits	$21,541,174	$21,573,499	$(32,325)	(0.1)%
Short-term borrowings	452,440	416,764	35,676	8.6
Long-term borrowings	556,494	621,345	(64,851)	(10.4)
Other liabilities	478,667	472,110	6,557	1.4
Total Liabilities	23,028,775	23,083,718	(54,943)	(0.2)
Total Shareholders’ Equity	2,569,535	2,712,680	(143,145)	(5.3)
Total Liabilities and Shareholders’ Equity	$25,598,310	$25,796,398	$(198,088)	(0.8)%

Cash and Cash Equivalents

Compared to December 31, 2021, cash and cash equivalents in the first quarter of 2022 decreased $480.6 million, or 29.3%, primarily due to a $156.1 million increase in Net loans, a $120.9 million increase in investment securities and a $97.2 million decrease in deposits and long-term borrowings.

Shareholders' Equity

Compared to December 31, 2021, shareholders' equity in the first quarter of 2022 decreased $143.1 million, primarily due to a $186.3 million loss in comprehensive income for the quarter, attributable to unrealized losses on investment securities and derivative instruments. See Note 8 "Accumulated Other Comprehensive (Loss) Income" of the Notes to Consolidated Financial Statements for additional details.

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2022	December 31, 2021	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$373,717	$127,618	$246,099	N/M
State and municipal securities	1,144,646	1,188,670	(44,024)	(3.7)%
Corporate debt securities	395,597	386,133	9,464	2.5
Collateralized mortgage obligations	171,264	209,359	(38,095)	(18.2)
Residential mortgage-backed securities	275,602	229,795	45,807	19.9
Commercial mortgage-backed securities	963,507	971,148	(7,641)	(0.8)
Auction rate securities	—	74,667	(74,667)	(100.0)
Total available for sale securities	$3,324,333	$3,187,390	$136,943	4.3%
Held to Maturity
Residential mortgage-backed securities	$384,675	$404,958	$(20,283)	(5.0)%
Commercial mortgage-backed securities	579,666	575,426	4,240	0.7
Total held to maturity securities	$964,341	$980,384	$(16,043)	(1.6)%

Total Investment Securities	$4,288,674	$4,167,774	$120,900	2.9%

Compared to December 31, 2021, total AFS securities in the first quarter of 2022 increased $136.9 million, or 4.3%, primarily due to an increase of $246.1 million in U.S. Government securities, partially offset by a $74.7 million decrease from the sale of ARCs.

In the first quarter of 2022, total HTM securities decreased $16.0 million compared to December 31, 2021, primarily driven by a decrease of $20.3 million in residential mortgage-backed securities.

Loans

The following table presents ending loans outstanding by type:

	March 31, 2022	December 31, 2021	2022 vs. 2021 Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,289,376	$7,279,080	$10,296	0.1%
Commercial and industrial (1)	4,156,981	4,208,327	(51,346)	(1.2)
Real estate – residential mortgage	3,946,741	3,846,750	99,991	2.6
Real estate – home equity	1,098,171	1,118,248	(20,077)	(1.8)
Real estate – construction	1,210,340	1,139,779	70,561	6.2
Consumer	481,551	464,657	16,894	3.6
Equipment lease financing and other	310,884	283,557	27,327	9.6
Overdrafts	1,928	1,988	(60)	(3.0)
Gross loans	18,495,972	18,342,386	153,586	0.8
Unearned income	(19,853)	(17,036)	(2,817)	(16.5)%
Net loans	$18,476,119	$18,325,350	$150,769	0.8%
(1) Includes PPP loans totaling $0.2 billion and $0.3 billion as of March 31, 2022 and December 31, 2021, respectively.

During the first three months of 2022, net loans increased $150.8 million, or 0.8%, compared to the level at December 31, 2021, primarily due to increases in residential mortgage loans, commercial and industrial loans, excluding PPP loans, and construction loans of $100.0 million, $85.5 million and $70.6 million, respectively, offset by a $137.0 million decrease in PPP loans reflected in commercial and industrial loans.

The increase in residential mortgage loans was the result of continued growth in loan originations and the strategic decision by the Corporation to hold a greater proportion of the loan originations on its balance sheet.

The increase in commercial and industrial loans, excluding PPP loans, was due to solid loan origination volumes along with an increase in existing credit line utilization.

Construction loans include loans to commercial borrowers secured by commercial real estate, loans to commercial borrowers secured by residential real estate, and other construction loans, which are loans to individuals secured by residential real estate. Approximately $8.5 billion, or 46.0%, of the loan portfolio was in commercial mortgage and construction loans as of March 31, 2022.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $70.0 million as of March 31, 2022. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved, geographic location of customer or collateral and asset class.

The following table summarized the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios (excluding PPP loans):

	March 31, 2022	December 31, 2021
Real estate (1)	45.4%	44.3%
Health care	6.5	6.7
Agriculture	6.1	6.1
Manufacturing	5.5	5.1
Other services (2)	4.9	5.0
Construction (3)	4.3	3.9
Hospitality and food services	3.7	3.7
Wholesale trade	3.3	2.8
Retail	2.9	3.0
Educational services	2.6	2.7
Arts, entertainment and recreation	2.3	2.3
Professional, scientific and technical services	1.8	1.8
Public administration	1.3	1.5
Transportation and warehousing	1.2	1.3
Finance and Insurance	1.1	1.4
Other (4)	7.1	8.4
Total	100.0%	100.0%

(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Excludes public administration.
(3)    Includes commercial loans to borrowers engaged in the construction industry.
(4)    Includes the energy sector.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2022:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Equipment Lease Financing	Total
	(in thousands)
Three months ended March 31, 2022
Balance at December 31, 2021	$30,141	$52,815	$901	$35,269	$8,900	$15,640	$143,666
Additions	1,397	2,398	—	319	1,658	—	5,772
Payments	(2,450)	(1,793)	(229)	(1,668)	(1,028)	(174)	(7,342)
Charge-offs	(227)	(152)	—	—	(1,052)	(469)	(1,900)
Transfers to accrual status	(349)	(2,238)	—	—	—	—	(2,587)
Transfers to OREO	(22)	(630)	—	—	(158)	—	(810)
Balance at March 31, 2022	$28,490	$50,400	$672	$33,920	$8,320	$14,997	$136,799

During the first three months of 2022, non-accrual loans decreased approximately $6.9 million, or 4.8%, primarily as a result of payments, and to a lesser extent, transfers to accrual status and charge-offs, partially offset by additions to non-accrual loans during the period.

The following table summarizes non-performing assets as of the indicated dates:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Non-accrual loans	$136,799	$143,666
Loans 90 days or more past due and still accruing	24,182	8,453
Total non-performing loans	160,981	152,119
OREO (1)	2,014	1,817
Total non-performing assets	$162,995	$153,936
Non-accrual loans to total loans	0.74%	0.78%
Non-performing loans to total loans	0.87%	0.83%
Non-performing assets to total assets	0.64%	0.60%
ACL - loans to non-performing loans	151%	164%
(1) Excludes $4.7 million and $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2022 and December 31, 2021, respectively

Non-performing loans increased $8.9 million, or 5.8%, compared to the level at December 31, 2021. Non-performing loans as a percentage of total loans were 0.87% at March 31, 2022 and 0.83% at December 31, 2021. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents TDRs as of the dates shown:

	March 31, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$3,563	$3,464
Commercial and industrial	1,903	1,857
Real estate - residential mortgage	11,700	11,948
Real estate - home equity	12,028	12,218
Consumer	2	5
Total accruing TDRs	29,196	29,492
Non-accrual TDRs(1)	52,125	55,945
Total TDRs	$81,321	$85,437
(1) Included with non-accrual loans in the preceding table.

The ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and equipment lease financing is based on payment history, through the monitoring of delinquency levels and trends. For a description of the Corporation's risk ratings, see Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements.

Total internally risk-rated loans were $12.5 billion, of which $1.1 billion were criticized and classified, as of March 31, 2022, and $12.4 billion, of which $1.1 billion were criticized and classified, as of December 31, 2021. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2022	December 31, 2021	$	%	March 31, 2022	December 31, 2021	$	%	March 31, 2022	December 31, 2021
	(dollars in thousands)
Real estate - commercial mortgage	$364,463	$387,279	$(22,816)	(5.9)%	$321,298	$331,096	$(9,798)	(3.0)%	$685,761	$718,375
Commercial and industrial	149,008	142,369	6,639	4.7	176,970	152,219	24,751	16.3	325,978	294,588
Real estate - construction (3)	35,807	58,841	(23,034)	(39.1)	4,769	6,324	(1,555)	(24.6)	40,576	65,165
Total	$549,278	$588,489	$(39,211)	(6.7)%	$503,037	$489,639	$13,398	2.7%	$1,052,315	$1,078,128

% of total risk rated loans	4.4%	4.7%			4.0%	3.9%			8.4%	8.6%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

The decrease in total criticized and classified loans that occurred during the three months ended March 31, 2022 was attributed to improved economic conditions.

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
ACL - loans	$243,705	$249,001
ACL - OBS credit exposure (1)	13,933	14,533
Total ACL	$257,638	$263,534

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL:

	Three months ended March 31
	2022	2021
	(dollars in thousands)
Average balance of Net loans	$18,383,118	$18,980,586

Balance of ACL at beginning of period	$249,001	$277,567
Loans charged off:
Commercial and industrial	(227)	(4,319)
Real estate – commercial mortgage	(152)	(1,837)
Consumer and real estate – home equity	(1,052)	(847)
Equipment lease financing and other	(469)	(968)
Real estate – residential mortgage	—	(192)
Real estate – construction	—	(39)
Total loans charged off	(1,900)	(8,202)
Recoveries of loans previously charged off:
Commercial and industrial	1,980	769
Real estate – commercial mortgage	112	174
Consumer and real estate – home equity	454	440
Equipment lease financing and other	154	159
Real estate – residential mortgage	222	95
Real estate – construction	32	384
Total recoveries	2,954	2,021
Net loans charged off/(recoveries)	1,054	(6,181)
Provision for credit losses (1)	(6,350)	(5,400)
Balance of ACL at end of period	$243,705	$265,986
Net charge-offs to average loans (annualized)	(0.02)%	0.13%

(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three months ended March 31, 2022 was negative $6.4 million, compared to a negative provision of $5.4 million recorded for the same period in 2021. Several factors during the first three months of 2022 in comparison to the same period in 2021, including improved economic conditions, reduced the level of the ACL determined to be necessary. The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	March 31, 2022		December 31, 2021
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$79,853	39.5%	$87,970	39.7%
Commercial and industrial	66,511	22.5	67,056	22.9
Real estate - residential mortgage	55,892	21.3	54,236	21.0
Consumer, home equity, equipment lease financing	28,146	10.2	26,798	10.2
Real estate - construction	13,303	6.5	12,941	6.2
Total ACL - loans	$243,705	100.0%	$249,001	100.0%
(1) Ending loan balances as a % of total loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	March 31, 2022	December 31, 2021	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,528,391	$7,370,963	$157,428	2.1%
Interest-bearing demand	5,625,286	5,819,539	(194,253)	(3.3)
Savings and money market deposits	6,479,196	6,403,995	75,201	1.2
Total demand and savings	19,632,873	19,594,497	38,376	0.2
Brokered deposits	248,833	251,526	(2,693)	(1.1)
Time deposits	1,659,468	1,727,476	(68,008)	(3.9)
Total deposits	$21,541,174	$21,573,499	$(32,325)	(0.1)%

During the first three months of 2022, total deposits decreased by $32.3 million, or 0.1%, primarily related to a $194.3 million decrease in interest-bearing demand deposits and a $68.0 million decrease in time deposits, partially offset by increases of $157.4 million in noninterest-bearing demand deposits and $75.2 million in savings and money market deposits.

The following table presents ending borrowings by type:

	March 31, 2022	December 31, 2021	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$452,440	$416,764	$35,676	8.6%
Long-term borrowings:
Other long-term borrowings	556,494	621,345	(64,851)	(10.4)
Total borrowings	$1,008,934	$1,038,109	$(29,175)	(2.8)%

(1) Includes repurchase agreements and short-term promissory notes.

During the first three months of 2022, customer funding increased $35.7 million, or 8.6%. In addition, as compared to December 31, 2021, total long-term borrowings decreased $64.9 million due to the maturity of $65.0 million of senior notes with a fixed rate of 3.60%.

Shareholders' Equity

Total shareholders’ equity decreased $143.1 million during the first three months of 2022. The decrease was due primarily to a $186.3 million decrease in AOCI, mainly due to unrealized losses in investment securities and derivatives. The decrease in AOCI was partially offset by net income of $64.3 million reflected in retained earnings.

On March 21, 2022, the Corporation announced that its board of directors approved the repurchase of up to $75 million of shares of the Corporation's common stock, or approximately 2.7% of the Corporation's outstanding shares, based on the closing price of the Corporation's common stock and the number of shares outstanding on March 17, 2022. Under the repurchase program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time and will expire on December 31, 2022.

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

As of March 31, 2022, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of March 31, 2022, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There were no other conditions or events since March 31, 2022 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation’s capital ratios in comparison to regulatory requirements:

	March 31, 2022	December 31, 2021	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.8%	14.1%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.9%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.0%	9.9%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	8.9%	8.6%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of March 31, 2022 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $158.6 million	22.8%
+300 bp	+ $119.1 million	17.2%
+200 bp	+ $79.1 million	11.4%
+100 bp	+ $39.1 million	5.6%

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

Cash Flow Hedges

The Corporation’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps as part of its interest rate risk management strategy. The Corporation uses interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Corporation making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2022, the Corporation had no short- or long-term advances outstanding with the FHLB. As of March 31, 2022, the Corporation has borrowing capacity of approximately $5.8 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2022, the Corporation had aggregate federal funds lines of $2.1 billion, with no outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. As of March 31, 2022, the Corporation had $1.1 billion of collateralized borrowing availability at the discount window and no outstanding borrowings.

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

The Corporation’s sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management’s Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation’s operating activities during the first three months of 2022 used $107.8 million of cash, mainly due to the change in deferred federal income tax and the net impact of other operating activities. Cash used by investing activities was $288.9 million, mainly due to the net of impact from the purchase and sales in AFS securities of $226.2 million and the net increase in loans of $149.7 million. Cash used by financing activities was $83.9 million, primarily due to the decrease in time deposits.

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

State and Municipal Securities

As of March 31, 2022, the Corporation owned securities issued by various states and municipalities with a total a fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2022, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 72% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 1A. Risk Factors

Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion of the material risks and uncertainties that could adversely affect the Corporation's business, results of operations and financial condition. The information presented below relates to the recently announced proposed acquisition by the Corporation of Prudential and its wholly owned subsidiary, Prudential Bank and updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

If the volume weighted average price of the Corporation’s common stock over a specified period prior to completion of the Merger decreases below certain specified thresholds, then Prudential has the right to terminate the Merger Agreement and, accordingly, the Merger may not occur.

The Merger Agreement may be terminated by Prudential in the event that (i) the value of the Merger Consideration determined shortly before the closing date (using the average closing price of the Corporation’s common stock to determine the value of the stock portion of the Merger Consideration) is less than $13.91 per share; and (ii) the percentage decline in the Corporation’s common stock value, comparing the signing date price of the Corporation’s common stock to the average closing price shortly before the closing date, is 20% greater than the decline in the KBW NASDAQ Regional Banking Index over the same period. If Prudential exercises its termination right described in the preceding sentence, the Corporation has the option of adjusting the exchange ratio or adding cash to the per share cash consideration determined in accordance with the Merger Agreement to increase the value of the Merger Consideration, to prevent the termination of the Merger Agreement by Prudential. The "determination period" is the 20 consecutive trading days immediately preceding the determination date (which is the tenth calendar date immediately prior to the closing date or, if such date is not a trading day on NASDAQ, the next preceding trading date).

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement, including the Merger and the Bank Merger, may be completed, various approvals must be obtained from bank regulatory authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or the Bank Merger or of imposing additional costs or limitations on the Corporation or Fulton Bank following the Merger or the Bank Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the Merger that are not anticipated or cannot be met. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals, the Corporation’s business, financial condition and results of operations may also be materially adversely affected.

The ability of the Corporation and Prudential to complete the Merger is subject to the satisfaction (or waiver by the parties) of the closing conditions set forth in the Merger Agreement, some of which are outside of the parties’ control.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among others: (i) approval of the Merger Agreement by Prudential’s shareholders, (ii) absence of any governmental order or law prohibiting completion of the Merger, and (iii) declaration by the SEC of the effectiveness of the registration statement for the Corporation’s common stock that is part of the Merger Consideration.

The obligation of each party to consummate the Merger is also conditioned upon (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement, (iii) receipt by such party of a tax opinion to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, and (iv) the absence of a material adverse effect with respect to the other party since the date of the Merger Agreement. The obligation of the Corporation to consummate the Merger is also conditioned upon the receipt of certain required regulatory approvals and such approvals not containing materially burdensome regulatory conditions. The obligation of Prudential to consummate the Merger is also conditioned upon the receipt of certain required regulatory approvals.

In addition, if the Merger is not completed by November 30, 2022, either the Corporation or Prudential may choose not to proceed with the Merger. Furthermore, the parties can mutually decide to terminate the Merger Agreement at any time, before or after Prudential’s shareholders approve the Merger.

These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed.

In addition, in certain circumstances, the Corporation may terminate the Merger Agreement prior to the approval of the Merger Agreement by Prudential’s shareholders in the event that (i) Prudential receives an acquisition proposal that is “superior” under the criteria set forth in the Merger Agreement and (ii) the Prudential Board of Directors (A) enters into an acquisition agreement with respect to such superior proposal, (B) fails to recommend to Prudential’s shareholders the approval of the Merger Agreement or modifies or qualifies such recommendation in a manner adverse to the Corporation or (C) Prudential determines to pursue such superior proposal in lieu of the Merger. In addition, Prudential may terminate the Merger Agreement prior to Prudential's shareholder approval if Prudential has received a superior proposal and, in accordance with the Merger Agreement, the Prudential Board determines to pursue such superior proposal in lieu of the merger. The Merger Agreement also provides that Prudential will be obligated to pay a termination fee of $6.0 million to the Corporation if the Merger Agreement (i) is terminated by the Corporation or Prudential in the circumstances described in the preceding two sentences or (ii) is terminated by the Corporation because Prudential's shareholders fail to approve the Merger agreement and (A) prior to termination if an acquisition proposal is made to Prudential or to its shareholders publicly and (B) Prudential enters into a definitive agreement with respect to or consummates certain acquisition proposals within 12 months of termination of the Merger Agreement.

Failure of the Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact the Corporation.

If the Merger is not consummated, the Corporation’s ongoing business, financial condition and results of operations may be materially adversely affected and the market price of the Corporation’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt by Prudential of a competing acquisition proposal, the Corporation’s business, financial condition and results of operations may be materially adversely affected.

Additionally, the Corporation’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, and the market price of the Corporation’s common stock might change to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and the Corporation seeks another merger or business combination, the Corporation’s shareholders cannot be certain that the Corporation will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

The Corporation will incur transaction and integration costs in connection with the Merger and, if the Merger is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits of the Merger.

The Corporation has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. the Corporation also expects to incur substantial expenses in connection with consummation of the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of Prudential with those of the Corporation.

If the Merger is not completed, the Corporation would have to recognize many of these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the Corporation’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Corporation’s business, financial condition and results of operations.

Sales of substantial amounts of the Corporation’s common stock in the open market by former Prudential shareholders could depress the Corporation’s stock price.

Shares of the Corporation’s common stock that are issued to Prudential’s shareholders in the Merger will be freely tradable without restrictions or further registration under the Securities Act of 1933.

Because of the significantly enhanced liquidity of the Corporation’s common stock as compared to Prudential’s common stock due to the greater public float and trading volume of the Corporation’s common stock relative to Prudential’s common stock, if the Merger is completed, Prudential’s former shareholders may be able to sell substantial amounts of the Corporation’s common stock in the public market following completion of the Merger. Any such sales may cause the market price of the Corporation’s common stock to decrease. These sales might also make it more difficult for the Corporation to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

The Corporation may fail to realize the anticipated benefits of the Merger and the Bank Merger.

The success of the Merger and the Bank Merger will depend on, among other things, the Corporation’s ability to combine and integrate the business of Prudential into the Corporation’s business. If the Corporation is not able to successfully achieve this objective, the anticipated benefits of the Merger and the Bank Merger may not be realized fully, or at all, or may take longer to realize than expected.

The Corporation and Prudential have operated and, until the consummation of the Merger and the Bank Merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of the Corporation or Prudential or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Prudential could choose to discontinue their relationships with the Corporation post-Merger because they prefer doing business with a different financial institution, which would adversely affect the Corporation’s future anticipated performance. These transition matters could have an adverse effect on the combined company for an undetermined amount of time after the consummation of the Merger.

Integrating the businesses of the Corporation and Prudential and converting the two banks’ core operating systems may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits and cost savings of the Merger, which may adversely affect the combined company’s business results and negatively affect the value of the common stock of the combined company following the Merger and the Bank Merger.

The Corporation and Prudential have operated and, until the completion of the Merger, will continue to operate, independently from each other. The success of the Merger and the Bank Merger, including anticipated benefits and cost savings, will depend, in part, on the Corporation’s ability to successfully combine and integrate the businesses and convert the core operating systems of Fulton Bank and Prudential Bank within the Corporation’s projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

A number of factors could affect the Corporation’s ability to successfully integrate its businesses with the business of Prudential, including any significant delay in obtaining the necessary shareholder or bank regulatory approvals and/or the loss of key employees of Prudential, whose services will be needed to complete the integration and core operating system conversion processes, and who may elect to terminate their employment as a result of or in anticipation of the Merger or for other reasons. The business integration and core operating system conversion could be disruptive to the ongoing businesses of the Corporation or Prudential, causing loss of momentum in one or more of such businesses or inconsistencies or changes in standards, practices, business models, controls, procedures and policies that could adversely affect the ability of the Corporation or Prudential to maintain relationships with customers and employees.

If the Corporation encounters significant difficulties in the integration process and/or core operating system conversion processes, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the Merger in the timeframes projected by the Corporation could result in significantly increased costs and decreased revenues. A failure to achieve such anticipated benefits could have a dilutive effect on the combined company’s earnings per share.

The Corporation may not be able to generate incremental business, including expanded products and services offerings, to support the additional investment in Prudential’s market area.

The Corporation’s incremental success in Prudential’s market area will depend, in part, on its ability to successfully offer products and services to customers that Prudential does not currently offer, such as equipment lease financing, wealth management, trust services, investment advisory, foreign exchange, private banking and derivatives. This business strategy may require the Corporation to attract and retain additional qualified and experienced personnel in Prudential’s market area to execute its strategies to support these new products and services. Competition for qualified personnel may be intense, and the Corporation may be unable to retain additional key employees or recruit individuals from other banks and financial institutions, or the Corporation may be unable to do so at a reasonable cost. The Corporation could lose existing customers or fail to acquire new customers, may not adequately address Prudential’s customers in terms of the products and services it offers, and may fail to compete successfully with financial institutions that are already more established within the market area.

The Merger may not be accretive, and may be dilutive, to the Corporation’s earnings per share, which may negatively affect the market price of the Corporation’s common stock.

The Corporation currently expects the Merger to be accretive to earnings per share beginning in the first year after closing (excluding one-time charges). This expectation, however, is based on preliminary estimates which may materially change, including the currently expected timing of the Merger. The Corporation may encounter additional transaction- and integration-related costs or other factors such as a delay in the closing of the Merger, may fail to realize all of the benefits anticipated in the Merger or may be subject to other factors that affect preliminary estimates or its ability to realize operational efficiencies. Any of these factors could cause a decrease in the Corporation’s earnings per share or decrease or delay the expected accretive effect of the Merger and contribute to a decrease in the price of the Corporation’s common stock.

The Corporation’s decisions regarding the credit risk associated with Prudential Bank’s loan portfolio could be incorrect and its credit mark may be inadequate, which may adversely affect the financial condition and results of operations of the combined company after the closing of the Merger.

Before signing the Merger Agreement, the Corporation conducted extensive due diligence on a significant portion of the Prudential Bank loan portfolio. However, the Corporation’s review did not encompass each and every loan in the Prudential Bank loan portfolio. In accordance with customary industry practices, the Corporation evaluated the Prudential Bank loan portfolio based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, and general economic conditions. In this process, the Corporation’s management made various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate securing the loans, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and indemnifications and the economic environment in which the borrowers operate. The Corporation will account for the Merger using the acquisition method of accounting. Under the acquisition method, the Corporation will record Prudential’s loans at the estimated fair market value of such loans, with each loan assessed for a “credit mark”, or discount, based on yield and audit adjustments. If the Corporation’s assumptions and judgments turn out to be incorrect, including as a result of the fact that its due diligence review did not cover each individual loan, the Corporation’s estimated credit mark against the Prudential Bank loan portfolio in total may be insufficient to cover actual loan losses after the Merger is completed, and adjustments may be necessary to allow for different economic conditions or adverse developments in the Prudential Bank loan portfolio. Additionally, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside the Corporation or Prudential’s control, may require an increase in the provision for loan losses. Material additions to the credit mark and/or allowance for loan losses would materially decrease the Corporation’s net income and would result in extra regulatory scrutiny and possibly supervisory action.

The Corporation’s management may be required to dedicate significant time and effort to the integration of the Corporation and Prudential, which could divert management attention from other business concerns.

It is possible that the integration process could result in the diversion of the attention of the Corporation’s management, the disruption or interruption of, or the loss of momentum in, the Corporation’s ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect the ability of the Corporation to maintain relationships its customers and employees or the ability of the Corporation to achieve the anticipated benefits of the Merger, or could reduce the earnings or otherwise adversely affect the Corporation’s business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c) On February 9, 2021, the Corporation announced that its board of directors approved the repurchase of up to $75.0 million of the Corporation's outstanding common stock through December 31, 2021. On November 19, 2021, the Corporation announced that its board of directors had approved an extension of this program through March 31, 2022. During the three months ended March 31, 2022, no shares were repurchased under this program.

On March 21, 2022, the Corporation announced that its board of directors approved the repurchase of up to $75 million of shares of the Corporation's common stock, or approximately 2.7% of the Corporation's outstanding shares, through December 31, 2022. Under this repurchase program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. This repurchase program may be discontinued at any time.

Item 6. Exhibits

2.1
Agreement and Plan of Merger with Prudential Bancorp, Inc. dated March 1, 2022 - Incorporated by reference to Exhibit 2.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on March 1, 2022.

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

4.3	Form of depositary receipt representing the Depositary Shares (included as Exhibit A to Exhibit 4.2 of this report).

4.4	Stock Certificate - Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 9, 2022	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	May 9, 2022	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer