Form 10-Q
period 2022-06-30
FULTON FINANCIAL CORP
filed 2022-08-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value –167,356,767 shares outstanding as of July 29, 2022.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2022

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income
ARC	Auction rate security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
Directors' Plan	Amended and Restated Directors’ Equity Participation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESG	Environmental, social and governance
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target federal funds rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
Management Discussion	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential, which was completed effective as of July 1, 2022
Merger Agreement	Agreement and Plan of Merger, dated as of March 1, 2022, between the Corporation and Prudential
Merger Consideration	For each share of Prudential common stock, $3.65 in cash and 0.7974 of a share of the Corporation's common stock
MSRs	Mortgage servicing rights
Net loans	Loans and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income
OREO	Other real estate owned

Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PPP	Paycheck Protection Program
Prudential	Prudential Bancorp, Inc.
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities
Visa Shares	Visa, Inc. Class B restricted shares
Note: Some numbers contained in the document may not sum due to rounding

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$158,605	$172,276
Interest-bearing deposits with other banks	291,069	1,466,338
Cash and cash equivalents	449,674	1,638,614
FRB and FHLB stock	62,146	57,635
Federal funds sold	30,500	—
Loans held for sale	17,528	35,768
Investment securities:
AFS, at estimated fair value	2,778,838	3,187,390
HTM, at amortized cost	1,338,963	980,384
Net loans	18,920,950	18,325,350
Less: ACL - loans	(248,564)	(249,001)
Loans, net	18,672,386	18,076,349
Net premises and equipment	211,639	220,357
Accrued interest receivable	64,457	57,451
Goodwill and net intangible assets	537,700	538,053
Other assets	1,088,855	1,004,397
Total Assets	$25,252,686	$25,796,398
LIABILITIES
Deposits:
Noninterest-bearing	$7,530,777	$7,370,963
Interest-bearing	13,613,089	14,202,536
Total Deposits	21,143,866	21,573,499
Short-term borrowings:
Federal funds purchased	20,000	—
Other short-term borrowings	436,185	416,764
Short-term borrowings	456,185	416,764
Accrued interest payable	6,010	7,000
Long-term borrowings	557,130	621,345
Other liabilities	618,402	465,110
Total Liabilities	22,781,593	23,083,718
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10.0 million shares authorized; Series A, 0.2 million shares authorized and issued as of June 30, 2022 and December 31, 2021, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 224.5 million shares issued as of June 30, 2022 and 223.9 million issued as of December 31, 2021	561,181	559,766
Additional paid-in capital	1,527,756	1,519,873
Retained earnings	1,363,344	1,282,383
Accumulated other comprehensive (loss) gain	(304,210)	27,411
Treasury stock, at cost, 63.4 million shares as of June 30, 2022 and December 31, 2021	(869,856)	(869,631)
Total Shareholders' Equity	2,471,093	2,712,680
Total Liabilities and Shareholders' Equity	$25,252,686	$25,796,398

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Interest Income
Loans, including fees	$164,171	$155,080	$313,908	$319,065
Investment securities:	24,144	19,819	46,497	39,162
Loans held for sale	260	199	501	671
Other interest income	1,724	1,575	2,394	2,711
Total Interest Income	190,299	176,673	363,300	361,609
Interest Expense
Deposits	5,796	7,982	11,401	17,584
Short-term borrowings	190	137	311	325
Long-term borrowings	5,482	6,155	11,447	16,853
Total Interest Expense	11,468	14,274	23,159	34,762
Net Interest Income	178,831	162,399	340,141	326,847
Provision for credit losses	1,500	(3,500)	(5,450)	(9,000)
Net Interest Income After Provision for Credit Losses	177,331	165,899	345,591	335,847
Non-Interest Income
Commercial banking	20,359	17,129	36,367	33,471
Consumer banking	12,472	10,860	24,146	21,614
Wealth management	18,274	17,634	37,702	34,981
Mortgage banking	3,768	2,838	8,344	16,798
Other	3,510	3,393	7,061	6,912
Non-Interest Income Before Investment Securities Gains	58,383	51,854	113,620	113,776
Investment securities gains, net	8	36	27	33,511
Total Non-Interest Income	58,391	51,890	113,647	147,287
Non-Interest Expense
Salaries and employee benefits	85,404	78,367	169,868	160,953
Data processing and software	14,685	13,932	29,000	27,493
Net occupancy	13,587	12,494	28,109	26,476
Other outside services	8,764	8,178	16,931	16,668
State taxes	3,568	4,384	6,605	8,889
Equipment	3,422	3,424	6,845	6,852
FDIC insurance	2,961	2,282	6,170	4,906
Professional fees	2,013	2,651	3,805	5,430
Marketing	1,326	1,348	2,646	2,350
Intangible amortization	177	178	353	293
Debt extinguishment	—	412	—	32,575
Merger-related expenses	1,027	—	1,428	—
Other	12,796	13,181	23,948	26,330
Total Non-Interest Expense	149,730	140,831	295,708	319,215
Income Before Income Taxes	85,992	76,958	163,530	163,919
Income taxes	16,003	11,994	29,253	25,892
Net Income	69,989	64,964	134,277	138,027
Preferred stock dividends	(2,562)	(2,562)	(5,124)	(5,153)
Net Income Available to Common Shareholders	$67,427	$62,402	$129,153	$132,874

PER SHARE:
Net income available to common shareholders (basic)	$0.42	$0.38	$0.80	$0.81
Net income available to common shareholders (diluted)	0.42	0.38	0.80	0.81
Cash dividends	0.15	0.14	0.30	0.28
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Net Income	$69,989	$64,964	$134,277	$138,027
Other Comprehensive (Loss)/Income, net of tax:
Unrealized gains (losses) on AFS investment securities
Unrealized (loss)/gain on securities	(88,352)	19,298	(242,211)	(20,701)
Reclassification adjustment for securities gains included in net income	6	(28)	21	349
Amortization of net unrealized losses on AFS securities transferred to HTM	(48,113)	(270)	(47,677)	1,517
Net unrealized gains (losses) on AFS investment securities	(136,459)	19,000	(289,867)	(18,835)
Unrealized (losses) gains on interest rate swaps used in cash flow hedges
Net unrealized holding (losses) gains arising during the period	(8,586)	2,752	(39,962)	1,158
Reclassification adjustment for net (losses) gains realized in net income	(335)	(678)	(1,842)	(791)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(8,921)	2,074	(41,804)	367
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	25	289	50	578
Other Comprehensive (Loss)/Income	(145,355)	21,363	(331,621)	(17,890)
Total Comprehensive (Loss) Income	$(75,366)	$86,327	$(197,344)	$120,137

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended June 30, 2022
Balance at March 31, 2022	200	$192,878	160,669	$560,045	$1,524,110	$1,320,076	$(158,855)	$(868,719)	$2,569,535
Net income						69,989			69,989
Other comprehensive loss							(145,355)		(145,355)
Common stock issued			388	1,136	(94)			(1,137)	(95)
Stock-based compensation awards					3,740				3,740
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.15 per share						(24,159)			(24,159)
Balance at June 30, 2022	200	$192,878	161,057	$561,181	$1,527,756	$1,363,344	$(304,210)	$(869,856)	$2,471,093

Three months ended June 30, 2021
Balance at March 31, 2021	200	$192,878	162,517	$558,116	$1,511,101	$1,168,491	$25,838	$(826,769)	$2,629,655
Net income						64,964			64,964
Other comprehensive income							21,363		21,363
Common stock issued			471	1,369	446			(1,568)	247
Stock-based compensation awards					2,098				2,098
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.14 per share						(22,807)			(22,807)
Balance at June 30, 2021	200	$192,878	162,988	$559,485	$1,513,645	$1,208,086	$47,201	$(828,337)	$2,692,958

Six months ended June 30, 2022
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						134,277			134,277
Other comprehensive loss							(331,621)		(331,621)
Common stock issued			567	1,415	1,508			(225)	2,698
Stock-based compensation awards					6,375				6,375
Preferred stock dividend						(5,124)			(5,124)
Common stock cash dividends - $0.30 per share						(48,192)			(48,192)
Balance at June 30, 2022	200	$192,878	161,057	$561,181	$1,527,756	$1,363,344	$(304,210)	$(869,856)	$2,471,093

Six months ended June 30, 2021
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						138,027			138,027
Other comprehensive loss							(17,890)		(17,890)
Common stock issued			638	1,568	1,528			(381)	2,715
Stock-based compensation awards					4,000				4,000
Preferred stock dividend						(5,153)			(5,153)
Common stock cash dividends - $0.28 per share						(45,569)			(45,569)
Balance at June 30, 2021	200	$192,878	162,988	$559,485	$1,513,645	$1,208,086	$47,201	$(828,337)	$2,692,958

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Six months ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$134,277	$138,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(5,450)	(9,000)
Depreciation and amortization of premises and equipment	14,963	13,775
Net amortization of investment securities premiums	7,027	7,546
Investment securities gains, net	(27)	(33,511)
Gain on sales of mortgage loans held for sale	(5,568)	(14,094)
Proceeds from sales of mortgage loans held for sale	297,511	554,406
Originations of mortgage loans held for sale	(273,704)	(498,350)
Intangible amortization	353	293
Amortization of issuance costs and discounts on long-term borrowings	379	1,378
Debt extinguishment costs	—	32,575
Stock-based compensation	6,375	4,000
Change in deferred federal income tax	(96,703)	(4,503)
Change in accrued salaries and benefits	1,274	4,746
Change in life insurance cash surrender value	(28,742)	(13,736)
Other changes, net	(67,652)	50,032
Total adjustments	(149,964)	95,557
Net cash (used in) provided by operating activities	(15,687)	233,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	109,252	125,811
Proceeds from principal repayments and maturities of AFS securities	316,037	246,740
Proceeds from principal repayments and maturities of HTM securities	67,230	58,470
Purchase of AFS securities	(501,642)	(766,574)
Purchase of HTM securities	(9,541)	(227,687)
Sale of Visa Shares	—	33,962
(Increase) decrease of FRB and FHLB stock	(4,511)	29,498
(Increase) decrease of federal funds sold	(30,500)	—
Net increase in loans	(590,797)	300,929
Net purchases of premises and equipment	(6,245)	(10,648)
Net cash paid for acquisition	—	292
Net change in tax credit investments	(18,735)	(8,065)
Net cash (used in) provided by investing activities	(669,452)	(217,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(253,864)	1,234,732
Net (decrease) increase in time deposits	(175,769)	(349,627)
Net (decrease) increase in short-term borrowings	39,421	(96,317)
Proceeds from long-term borrowings	546	620
Repayments of long-term borrowings	(65,140)	(703,624)
Net proceeds from issuance of common stock	2,698	2,715
Dividends paid	(51,693)	(48,584)
Net cash (used in) provided by financing activities	(503,801)	39,915
Net (decrease) increase in Cash and Cash Equivalents	(1,188,940)	56,227
Cash and Cash Equivalents at Beginning of Period	1,638,614	1,847,832
Cash and Cash Equivalents at End of Period	$449,674	$1,904,059
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24,149	$37,805
Income taxes	15,692	8,127
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$479,008	$376,165
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

Significant Accounting Policies:

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's 2021 Annual Report on Form 10-K. Those significant accounting policies are unchanged at June 30, 2022.

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

Recently Adopted Accounting Standards

On January 1, 2022, the Corporation adopted ASC Update 2021-06 Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update). The Corporation adopted this standards update effective with its March 31, 2022 quarterly report on Form 10-Q and it did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

In March 2022, FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method ("ASU 2022-01"). This update addresses questions regarding the last-of-layer method arising from the issuance of ASU 2017-12 and permits more flexibility in hedging interest rate risk for both variable-rate and fixed-rate financial instruments and introduces the ability to hedge risk components for non-financial hedges. The Corporation will adopt ASU 2022-01 on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.

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

In June 2022, FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined and requires additional qualitative and quantitative disclosures for equity securities with contractual sale restrictions. The Corporation will adopt ASU 2022-03 on January 1, 2024. The Corporation does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2021 consolidated financial statements and notes have been reclassified to conform to the 2022 presentation.

NOTE 2 – Restrictions on Cash and Cash Equivalents
Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of June 30, 2022 and December 31, 2021 were $83.8 million and $202.8 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$376,505	$—	$(5,239)	$371,266
State and municipal securities	1,239,591	501	(156,615)	1,083,477
Corporate debt securities	413,487	186	(20,112)	393,561
Collateralized mortgage obligations	154,558	10	(6,465)	148,103
Residential mortgage-backed securities	213,567	167	(18,375)	195,359
Commercial mortgage-backed securities	636,380	28	(49,336)	587,072
Total	$3,034,088	$892	$(256,142)	$2,778,838

Held to Maturity
Residential mortgage-backed securities	$466,076	$297	$(35,444)	$430,929
Commercial mortgage-backed securities	872,887	12	(88,503)	784,396
Total	$1,338,963	$309	$(123,947)	$1,215,325

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$127,831	$—	$(213)	$127,618
State and municipal securities	1,139,187	50,161	(678)	1,188,670
Corporate debt securities	373,482	13,009	(358)	386,133
Collateralized mortgage obligations	206,532	3,581	(754)	209,359
Residential mortgage-backed securities	231,607	1,224	(3,036)	229,795
Commercial mortgage-backed securities	974,541	6,141	(9,534)	971,148
Auction rate securities	76,350	—	(1,683)	74,667
Total	$3,129,530	$74,116	$(16,256)	$3,187,390

Held to Maturity
Residential mortgage-backed securities	$404,958	$11,022	$(7,067)	$408,913
Commercial mortgage-backed securities	575,426	—	(18,472)	556,954
Total	$980,384	$11,022	$(25,539)	$965,867

During the first quarter of 2022, all ARCs were sold.

On May 1, 2022, the Corporation transferred certain residential mortgage-backed securities and commercial mortgage-backed securities from AFS to HTM classification as permitted by ASU 2019-04. The estimated fair value of the securities transferred was $415.2 million, and the amortized cost of the securities was $479.0 million.

Securities carried at $1.8 billion at June 30, 2022 and $2.5 billion at December 31, 2021 were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of June 30, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	June 30, 2022
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$160,087	$160,007	$—	$—
Due from one year to five years	280,399	274,819	—	—
Due from five years to ten years	447,924	427,025	—	—
Due after ten years	1,141,173	986,453	—	—
	2,029,583	1,848,304	—	—
Residential mortgage-backed securities(1)	213,567	195,359	466,076	430,929
Commercial mortgage-backed securities(1)	636,380	587,072	872,887	784,396
Collateralized mortgage obligations(1)	154,558	148,103	—	—
Total	$3,034,088	$2,778,838	$1,338,963	$1,215,325
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains
Three months ended	(in thousands)
June 30, 2022	$8	$—	$8
June 30, 2021	465	(429)	36

Six months ended
June 30, 2022	$1,554	$(1,527)	$27
June 30, 2021	34,481	(970)	33,511

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

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	June 30, 2022
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		($ in thousands)
U.S. Government securities	4	$371,266	$(5,239)	—	$—	$—	$371,266	$(5,239)
State and municipal securities	355	989,029	(149,910)	6	24,248	(6,705)	1,013,277	(156,615)
Corporate debt securities	55	363,657	(20,112)	—	—	—	363,657	(20,112)
Collateralized mortgage obligations	72	140,957	(6,465)	—	—	—	140,957	(6,465)
Residential mortgage-backed securities	28	130,063	(9,194)	4	60,469	(9,181)	190,532	(18,375)
Commercial mortgage-backed securities	75	539,431	(45,245)	1	24,134	(4,091)	563,565	(49,336)
Total available for sale	589	$2,534,403	$(236,165)	11	$108,851	$(19,977)	$2,643,254	$(256,142)

Held to Maturity
Residential mortgage-backed securities	58	$181,966	$(4,790)	12	$152,702	$(30,654)	$334,668	$(35,444)
Commercial mortgage-backed securities	39	454,603	(32,031)	20	301,951	(56,472)	756,554	(88,503)
Total	97	$636,569	$(36,821)	32	$454,653	$(87,126)	$1,091,222	$(123,947)

	December 31, 2021
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	($ in thousands)
U.S Government Securities	2	$127,618	$(213)	—	$—	$—	$127,618	$(213)
State and municipal securities	29	82,731	(678)	—	—	—	82,731	(678)
Corporate debt securities	6	43,068	(358)	—	—	—	43,068	(358)
Collateralized mortgage obligations	4	28,517	(754)	—	—	—	28,517	(754)
Residential mortgage-backed securities	7	123,687	(2,388)	1	16,669	(648)	140,356	(3,036)
Commercial mortgage-backed securities	41	512,312	(9,534)	—	—	—	512,312	(9,534)
Auction rate securities	—	—	—	118	74,667	(1,683)	74,667	(1,683)
Total available for sale	89	$917,933	$(13,925)	119	$91,336	$(2,331)	$1,009,269	$(16,256)

Held to Maturity
Residential mortgage-backed securities	14	$205,969	$(7,067)	—	$—	$—	$205,969	$(7,067)
Commercial mortgage-backed securities	36	556,954	(18,472)	—	—	—	556,954	(18,472)
Total	50	$762,923	$(25,539)	—	$—	$—	$762,923	$(25,539)

The Corporation's collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of June 30, 2022 and December 31, 2021.

Based on management’s evaluations, no ACL was required for state and municipal securities as of June 30, 2022 or December 31, 2021. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of June 30, 2022 and December 31, 2021, all corporate debt securities were rated above investment grade. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of June 30, 2022 or December 31, 2021.

As of December 31, 2021, all ARCs were rated above investment grade. All of the loans underlying the ARCs had principal payments that were guaranteed by the federal government. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for ARCs as of December 31, 2021.

NOTE 4 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$7,417,036	$7,279,080
Commercial and industrial (1)	4,173,114	4,208,327
Real-estate - residential mortgage	4,203,827	3,846,750
Real-estate - home equity	1,108,808	1,118,248
Real-estate - construction	1,177,446	1,139,779
Consumer	538,747	464,657
Equipment lease financing and other	321,855	283,557
Overdrafts	2,346	1,988
Gross loans	18,943,179	18,342,386
Unearned income	(22,229)	(17,036)
Net loans	$18,920,950	$18,325,350
(1) Includes PPP loans totaling $0.1 billion and $0.3 billion as of June 30, 2022 and December 31, 2021, respectively.

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

The following table presents the components of the ACL:

	June 30, 2022	December 31, 2021
	(in thousands)
ACL - loans	$248,564	$249,001
ACL - OBS credit exposure	14,323	14,533
Total ACL	$262,887	$263,534

The following table presents the activity in the ACL:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$257,638	$280,259	$263,534	$291,940
Loans charged off	(1,618)	(9,522)	(3,518)	(17,724)
Recoveries of loans previously charged off	5,367	2,568	8,321	4,589
Net loans (charged-off) recovered	3,749	(6,954)	4,803	(13,135)
Provision for credit losses (1)	1,500	(3,500)	(5,450)	(9,000)
Balance at end of period	$262,887	$269,805	$262,887	$269,805
(1) Includes $0.4 million and $0.5 million related to OBS credit exposures for the three months ended June 30, 2022 and 2021, respectively, and includes
$(0.2) million and $0.4 million related to OBS credit exposure for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Consumer and Real Estate Home Equity	Real Estate Residential Mortgage	Real Estate Construction	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended June 30, 2022
Balance at March 31, 2022	$79,853	$66,511	$20,213	$55,892	$13,303	$7,933	$243,705
Loans charged off	—	(201)	(877)	(66)	—	(474)	(1,618)
Recoveries of loans previously charged off	3,536	739	762	92	12	226	5,367
Net loans recovered (charged off)	3,536	538	(115)	26	12	(248)	3,749
Provision for loan losses (1)	(10,784)	5,070	2,982	5,717	(2,687)	812	1,110
Balance at June 30, 2022	$72,605	$72,119	$23,080	$61,635	$10,628	$8,497	$248,564
Three months ended June 30, 2021
Balance at March 31, 2021	$100,976	$71,194	$23,142	$49,995	$15,079	$5,600	$265,986
Loans charged off	(6,506)	(954)	(1,130)	(496)	—	(436)	(9,522)
Recoveries of loans previously charged off	729	693	634	105	254	153	2,568
Net loans recovered (charged off)	(5,777)	(261)	(496)	(391)	254	(283)	(6,954)
Provision for loan and lease losses (1)	182	(5,529)	(652)	4,584	(2,679)	94	(4,000)
Balance at June 30, 2021	$95,381	$65,404	$21,994	$54,188	$12,654	$5,411	$255,032
Six months ended June 30, 2022
Balance at December 31, 2021	$87,970	$67,056	$19,749	$54,236	$12,941	$7,049	$249,001
Loans charged off	(152)	(428)	(1,929)	(66)	—	(943)	(3,518)
Recoveries of loans previously charged off	3,648	2,719	1,216	314	44	380	8,321
Net loans recovered (charged off)	3,496	2,291	(713)	248	44	(563)	4,803
Provision for loan losses (1)	(18,861)	2,772	4,044	7,151	(2,357)	2,011	(5,240)
Balance at June 30, 2022	$72,605	$72,119	$23,080	$61,635	$10,628	$8,497	$248,564
Six months ended June 30, 2021
Balance at December 31, 2020	$103,425	$74,771	$25,137	$51,995	$15,608	$6,631	$277,567
Loans charged off	(8,343)	(5,273)	(1,977)	(688)	(39)	(1,404)	(17,724)
Recoveries of loans previously charged off	903	1,462	1,074	200	638	312	4,589
Net loans recovered (charged off)	(7,440)	(3,811)	(903)	(488)	599	(1,092)	(13,135)
Provision for loan losses (1)	(604)	(5,556)	(2,240)	2,681	(3,553)	(128)	(9,400)
Balance at June 30, 2021	$95,381	$65,404	$21,994	$54,188	$12,654	$5,411	$255,032
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

The provision for credit losses for the second quarter of 2022 was recorded to increase the allowance for credit losses as a result of loan growth during the quarter as well as the economic outlook.

Several factors as of the end of the second quarter of 2022 in comparison to the end of the second quarter of 2021, including a reduction in qualitative adjustments due to COVID-19-related uncertainties, reduced the level of the ACL determined to be necessary as of June 30, 2022.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2022 and December 31, 2021, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of June 30, 2022 and December 31, 2021, approximately 68% and 98%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	June 30, 2022			December 31, 2021
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(in thousands)
Real estate - commercial mortgage	$18,035	$41,530	$59,565	$20,564	$32,251	$52,815
Commercial and industrial	13,593	30,098	43,691	12,571	17,570	30,141
Real estate - residential mortgage	34,390	1,195	35,585	35,269	—	35,269
Real estate - home equity	7,974	136	8,110	8,671	—	8,671
Real estate - construction	—	1,357	1,357	173	728	901
Consumer	160	—	160	229	—	229
Equipment lease financing and other	4,807	9,255	14,062	6,247	9,393	15,640
	$78,959	$83,571	$162,530	$83,724	$59,942	$143,666

As of June 30, 2022 and December 31, 2021, there were $83.6 million and $59.9 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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
The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$42,940	$292,317	$287,166	$66,620	$49,664	$120,391	$29,138	$1,054	$889,290
Special Mention	—	—	2,012	9,984	—	20,678	—	—	32,674
Substandard or Lower	—	—	—	—	—	4,451	214	—	4,665
Total real estate - construction	42,940	292,317	289,178	76,604	49,664	145,520	29,352	1,054	926,629
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	44	44
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	44	44
Commercial and industrial(2)
Pass	462,732	533,826	436,620	346,343	203,490	665,347	1,232,430	724	3,881,512
Special Mention	6,815	13,149	10,076	9,843	5,927	21,322	65,728	—	132,860
Substandard or Lower	—	5,621	9,284	28,390	14,915	33,448	67,011	73	158,742
Total commercial and industrial	469,547	552,596	455,980	384,576	224,332	720,117	1,365,169	797	4,173,114
Commercial and industrial
Current period gross charge-offs	—	—	(36)	—	(21)	—	(174)	(197)	(428)
Current period recoveries	—	—	30	95	379	569	545	1,101	2,719
Total net (charge-offs) recoveries	—	—	(6)	95	358	569	371	904	2,291
Real estate - commercial mortgage
Pass	477,751	1,014,857	978,961	799,726	601,768	2,775,873	65,309	—	6,714,245
Special Mention	336	32,783	43,579	97,163	45,601	153,027	1,994	—	374,483
Substandard or Lower	—	1,510	8,335	37,106	75,075	205,826	456	—	328,308
Total real estate - commercial mortgage	478,087	1,049,150	1,030,875	933,995	722,444	3,134,726	67,759	—	7,417,036
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(152)	(152)
Current period recoveries	—	—	—	—	—	4	—	3,644	3,648
Total net (charge-offs) recoveries	—	—	—	—	—	4	—	3,492	3,496
Total
Pass	$983,423	$1,841,000	$1,702,747	$1,212,689	$854,922	$3,561,611	$1,326,877	$1,778	$11,485,047
Special Mention	7,151	45,932	55,667	116,990	51,528	195,027	67,722	—	540,017
Substandard or Lower	—	7,131	17,619	65,496	89,990	243,725	67,681	73	491,715
Total	$990,574	$1,894,063	$1,776,033	$1,395,175	$996,440	$4,000,363	$1,462,280	$1,851	$12,516,779
(1) Excludes real estate - construction - other.
(2) Loans originated in 2021 and 2020 include $0.1 billion of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

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

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Consumer and real estate - home equity
Performing	$199,006	$126,665	$92,240	$62,883	$56,742	$103,004	$852,242	$144,223	$1,637,005
Nonperforming	22	148	108	19	112	2,341	2,088	5,712	10,550
Total consumer and real estate - home equity	199,028	126,813	92,348	62,902	56,854	105,345	854,330	149,935	1,647,555
Consumer and real estate - home equity
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(355)	(77)	(716)	(1,929)
Current period recoveries	—	44	88	29	16	351	144	544	1,216
Total net (charge-offs) recoveries	—	(543)	18	(79)	—	(4)	67	(172)	(713)
Real estate - residential mortgage
Performing	537,306	1,591,120	1,067,487	296,239	89,886	578,653	—	—	4,160,691
Nonperforming	—	1,122	6,322	5,056	3,808	26,828	—	—	43,136
Total real estate - residential mortgage	537,306	1,592,242	1,073,809	301,295	93,694	605,481	—	—	4,203,827
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(66)	(66)
Current period recoveries	—	—	4	—	27	261	—	22	314
Total net (charge-offs) recoveries	—	—	4	—	27	261	—	(44)	248
Equipment lease financing and other
Performing	126,093	49,563	50,710	37,619	24,936	21,218	—	—	310,139
Nonperforming	—	—	—	—	—	14,062	—	—	14,062
Total leasing and other	126,093	49,563	50,710	37,619	24,936	35,280	—	—	324,201
Equipment lease financing and other
Current period gross charge-offs	—	—	—	—	—	(943)	—	—	(943)
Current period recoveries	—	1	68	13	3	227	—	68	380
Total net (charge-offs) recoveries	—	1	68	13	3	(716)	—	68	(563)
Construction - other
Performing	61,082	162,281	22,426	—	4,580	—	—	448	250,817
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	61,082	162,281	22,426	—	4,580	—	—	448	250,817
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$923,487	$1,929,629	$1,232,863	$396,741	$176,144	$702,875	$852,242	$144,671	$6,358,652
Nonperforming	22	1,270	6,430	5,075	3,920	43,231	2,088	5,712	67,748
Total	$923,509	$1,930,899	$1,239,293	$401,816	$180,064	$746,106	$854,330	$150,383	$6,426,400

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Consumer and Real estate - home equity
Performing	$162,441	$102,918	$73,769	$68,564	$33,254	$135,412	$990,842	$3,999	$1,571,199
Nonperforming	122	101	60	51	314	2,348	8,512	198	11,706
Total consumer and real estate - home equity	162,563	103,019	73,829	68,615	33,568	137,760	999,354	4,197	1,582,905
Consumer and Real estate - home equity
Current period gross charge-offs	(175)	(491)	(496)	(238)	(224)	(411)	(1,274)	—	(3,309)
Current period recoveries	—	223	131	131	167	1,048	645	—	2,345
Total net (charge-offs) recoveries	(175)	(268)	(365)	(107)	(57)	637	(629)	—	(964)
Real estate - residential mortgage
Performing	1,548,174	1,133,602	344,625	113,801	198,164	468,842	—	—	3,807,208
Nonperforming	—	6,753	2,189	3,424	2,844	24,332	—	—	39,542
Total real estate - residential mortgage	1,548,174	1,140,355	346,814	117,225	201,008	493,174	—	—	3,846,750
Real estate - residential mortgage
Current period gross charge-offs	—	(626)	(148)	(125)	(4)	(387)	—	—	(1,290)
Current period recoveries	—	—	1	18	—	264	92	—	375
Total net (charge-offs) recoveries	—	(626)	(147)	(107)	(4)	(123)	92	—	(915)
Equipment lease financing and other
Performing	97,077	65,316	49,591	34,107	22,444	1,369	—	—	269,904
Nonperforming	—	—	—	—	15,503	138	—	—	15,641
Total leasing and other	97,077	65,316	49,591	34,107	37,947	1,507	—	—	285,545
Equipment lease financing and other
Current period gross charge-offs	(975)	(1,276)	—	—	—	—	—	—	(2,251)
Current period recoveries	255	539	88	10	18	43	—	—	953
Total net (charge-offs) recoveries	(720)	(737)	88	10	18	43	—	—	(1,298)
Construction - other
Performing	144,652	40,040	638	5,028	—	—	—	—	190,358
Nonperforming	—	—	—	—	173	—	—	—	173
Total construction - other	144,652	40,040	638	5,028	173	—	—	—	190,531
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,952,344	$1,341,876	$468,623	$221,500	$253,862	$605,623	$990,842	$3,999	$5,838,669
Nonperforming	122	6,854	2,249	3,475	18,834	26,818	8,512	198	67,062
Total	$1,952,466	$1,348,730	$470,872	$224,975	$272,696	$632,441	$999,354	$4,197	$5,905,731

The following table presents non-performing assets:

	June 30, 2022	December 31, 2021
	(in thousands)
Non-accrual loans	$162,530	$143,666
Loans 90 days or more past due and still accruing(1)	11,016	8,453
Total non-performing loans	173,546	152,119
OREO (2)	4,786	1,817
Total non-performing assets	$178,332	$153,936
(1) Excludes PPP loans which are fully guaranteed by the federal government of $0.7 million as of June 30, 2022.
(2) Excludes $3.8 million and $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2022 and December 31, 2021, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
June 30, 2022
Real estate – commercial mortgage	$5,486	$3,219	$375	$59,565	$7,348,391	$7,417,036
Commercial and industrial(1)	11,197	1,417	1,022	43,691	4,115,787	4,173,114
Real estate – residential mortgage	31,221	5,796	7,337	35,585	4,123,888	4,203,827
Real estate – home equity	4,554	1,341	1,942	8,110	1,092,861	1,108,808
Real estate – construction	3,728	550	—	1,357	1,171,811	1,177,446
Consumer	4,963	1,081	340	160	532,203	538,747
Equipment lease financing and other	4,472	33	—	14,062	283,405	301,972
Total	$65,621	$13,437	$11,016	$162,530	$18,668,346	$18,920,950
(1) Delinquent PPP loans 30-59 days past due and 60-89 days past due of $7.9 million and $1.3 million, respectively, which are fully guaranteed by the federal government, are classified as current.

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

The following table presents TDRs, by class segment:

	June 30, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$3,489	$3,464
Commercial and industrial	1,871	1,857
Real estate - residential mortgage	10,279	11,948
Real estate - home equity	11,764	12,218
Consumer	2	5
Total accruing TDRs	27,405	29,492
Non-accrual TDRs (1)	45,439	55,945
Total TDRs	$72,844	$85,437
(1) Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30				Six months ended June 30
	2022		2021		2022		2021
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial and industrial	—	$—	—	$—	1	$82	4	$1,894
Real estate - commercial mortgage	—	—	3	2,729	1	150	5	6,891
Real estate - residential mortgage	—	—	14	3,101	5	293	37	10,728
Real estate - home equity	—	—	11	598	5	329	16	746
Real estate - construction	—	—	—	—	—	—	1	154
Consumer	2	199	—	—	2	199	—	—
Total	2	$199	28	$6,428	14	$1,053	63	$20,413

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. As of June 30, 2022, $5.8 million in recorded investment remains in active COVID-19 deferral programs.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands)
Amortized cost:
Balance at beginning of period	$35,624	$37,803	$35,993	$38,745
Originations of MSRs	1,053	1,457	2,407	4,268
Amortization	(1,428)	(3,198)	(3,151)	(6,951)
Balance at end of period	$35,249	$36,062	$35,249	$36,062

Valuation allowance:
Balance at beginning of period	$—	$(4,400)	$(600)	$(10,500)
Reduction (addition) to valuation allowance	—	(2,200)	600	3,900
Balance at end of period	$—	$(6,600)	$—	$(6,600)

Net MSRs at end of period	$35,249	$29,462	$35,249	$29,462
Estimated fair value of MSRs at end of period	$49,804	$29,462	$49,804	$29,462

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.3 billion as of June 30, 2022 and December 31, 2021. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $49.8 million and $35.4 million at June 30, 2022 and December 31, 2021, respectively. Based on its fair value analysis as of June 30, 2022, the Corporation determined that no valuation allowance was required as of June 30, 2022.

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

The Corporation's existing credit derivatives result from participation in interest rate swaps provided by external lenders as part of loan participation arrangements and, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. Derivatives not designated as hedges are not speculative and result from a service the Corporation provides to certain lenders which participate in loans.

The Corporation is required to clear all eligible interest rate swap contracts with a clearing agent and is subject to the regulations of the Commodity Futures Trading Commission.

Cash Flow Hedges of Interest Rate Risk

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps as part of its interest rate risk management strategy. During 2021, the Corporation entered into interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Corporation making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation estimates that an additional $21.4 million will be reclassified as a decrease to interest income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2022		December 31, 2021
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$128,465	$811	$261,428	$2,326
Negative fair values	19,948	(616)	2,549	(23)
Forward Commitments
Positive fair values	35,000	439	51,000	41
Negative fair values	—	—	—	—
Interest Rate Swaps with Customers
Positive fair values	790,286	7,598	3,213,924	153,752
Negative fair values	3,134,128	(152,409)	752,462	(4,766)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	3,134,128	84,197	752,462	4,766
Negative fair values	790,286	(7,891)	3,213,924	(79,889)
Interest Rate Swaps used in Cash Flow Hedges
Positive fair values	900,000	—	500,000	60
Negative fair values	100,000	(7,356)	500,000	(1,432)
Foreign Exchange Contracts with Customers
Positive fair values	13,995	737	7,629	229
Negative fair values	1,550	(69)	3,388	(51)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	2,074	76	3,656	69
Negative fair values	13,781	(696)	9,364	(240)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain or (Loss) Recognized in OCI Excluded Component	Location of Gain or (Loss) Recognized from AOCI into Income	Amount of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income Included Component	Amount of Gain or (Loss) Reclassified from AOCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 30, 2022
Interest Rate Products	$(11,100)	$(11,100)	$—	Interest income	$434	$434	$—
Three months ended June 30, 2021
Interest Rate Products	3,560	3,560	—	Interest income	877	877	—
Six months ended June 30, 2022
Interest Rate Products	(51,663)	(51,663)	—	Interest income	2,382	2,382	—
Six months ended June 30, 2021
Interest Rate Products	1,495	1,495	—	Interest Income	1,021	1,021	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	Interest Income
	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$434	$877	$2,382	$1,021
Interest contracts:
Amount of gain reclassified from AOCI into income	434	877	2,382	1,021
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of Gain Reclassified from AOCI into Income - Included Component	434	877	2,382	1,021
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended June 30		Six months ended June 30
		2022	2021	2022	2021
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$(2,095)	$(3,158)	$(1,710)	$(2,362)
Interest rate swaps	Other expense	—	(104)	—	(208)
Foreign exchange contracts	Other income	(6)	(12)	41	(4)
Net fair value gains/(losses) on derivative financial instruments		$(2,101)	$(3,274)	$(1,669)	$(2,574)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	June 30, 2022	December 31, 2021
	(in thousands)
Amortized cost (1)	$17,440	$35,050
Fair value	17,528	35,768
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $0.5 million and $0.7 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Losses related to changes in fair values of mortgage loans held for sale were $0.6 million for the six months ended June 30, 2022 compared to losses of $2.2 million for the six months ended June 30, 2021.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
June 30, 2022
Interest rate swap derivative assets	$91,795	$(17,495)	$—	$74,300
Foreign exchange derivative assets with correspondent banks	76	(76)	—	—
Total	$91,871	$(17,571)	$—	$74,300

Interest rate swap derivative liabilities	$167,656	$(10,139)	$(67,888)	$89,629
Foreign exchange derivative liabilities with correspondent banks	696	(76)	—	620
Total	$168,352	$(10,215)	$(67,888)	$90,249

December 31, 2021
Interest rate swap derivative assets	$158,578	$(8,028)	$—	$150,550
Foreign exchange derivative assets with correspondent banks	69	(69)	—	—
Total	$158,647	$(8,097)	$—	$150,550

Interest rate swap derivative liabilities	$86,087	$(6,656)	$(74,359)	$5,072
Foreign exchange derivative liabilities with correspondent banks	240	(69)	—	171
Total	$86,327	$(6,725)	$(74,359)	$5,243

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments:

	June 30,	December 31,
	2022	2021
Included in other assets:	(in thousands)
Affordable housing tax credit investments	$168,500	$161,052
Other tax credit investments	62,043	42,987
Total TCIs	$230,543	$204,039
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$56,630	$49,364
Other tax credit liabilities	48,113	33,941
Total unfunded tax credit commitments and liabilities	$104,743	$83,305

The following table presents other information relating to the Corporation's TCIs:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Components of income taxes:	(in thousands)
Affordable housing tax credits and other tax benefits	$(6,209)	$(6,543)	$(12,417)	$(13,031)
Other tax credit investment credits and tax benefits	(845)	(722)	(1,690)	(1,445)
Amortization of affordable housing investments, net of tax benefit	4,824	4,323	9,649	8,689
Deferred tax expense	192	160	383	320
Total net reduction in income tax expense	$(2,038)	$(2,782)	$(4,075)	$(5,467)
Amortization of TCIs:
Total amortization of TCIs	$695	$1,563	$1,391	$3,094

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive (loss) income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended June 30, 2022	(in thousands)
Unrealized loss on securities	$(114,312)	$25,960	$(88,352)
Reclassification adjustment for securities gains included in net income (1)	8	(2)	6
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	(62,250)	14,137	(48,113)
Net unrealized holding loss arising during the period on interest rate swaps used in cash flow hedges	(11,100)	2,514	(8,586)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(434)	99	(335)
Amortization of net unrecognized pension and postretirement items (3)	33	(8)	25
Total Other Comprehensive Loss	$(188,055)	$42,700	$(145,355)
Three months ended June 30, 2021
Unrealized gain on securities	$24,968	$(5,670)	$19,298
Reclassification adjustment for securities gains included in net income (1)	(36)	8	(28)
Amortization of net unrealized gains on AFS securities transferred to HTM (2)	(349)	79	(270)
Net unrealized holding gain arising during the period on interest rate swaps used in cash flow hedges	3,560	(808)	2,752
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(877)	199	(678)
Amortization of net unrecognized pension and postretirement items (3)	370	(81)	289
Total Other Comprehensive Loss	$27,636	$(6,273)	$21,363

Six months ended June 30, 2022
Unrealized loss on securities	$(313,379)	$71,168	$(242,211)
Reclassification adjustment for securities loss included in net income (1)	27	(6)	21
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	(61,686)	14,009	(47,677)
Net unrealized loss on interest rate swaps used in cash flow hedges	(51,663)	11,701	(39,962)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(2,382)	540	(1,842)
Amortization of net unrecognized pension and postretirement items (3)	65	(15)	50
Total Other Comprehensive Loss	$(429,018)	$97,397	$(331,621)

Six months ended June 30, 2021
Unrealized loss on securities	$(26,783)	$6,082	$(20,701)
Reclassification adjustment for securities gains included in net income (1)	451	(102)	349
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	1,963	(446)	1,517
Net unrealized gain on interest rate swaps used in cash flow hedges	1,495	(337)	1,158
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(1,021)	230	(791)
Amortization of net unrecognized pension and postretirement items (3)	740	(162)	578
Total Other Comprehensive Loss	$(23,155)	$5,265	$(17,890)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) Gain on Interest Rate Swaps used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended June 30, 2022
Balance at March 31, 2022	$(112,968)	$(37,699)	$(8,188)	$(158,855)
OCI before reclassifications	(88,352)	—	—	(88,352)
Amounts reclassified from AOCI	6	(8,921)	25	(8,890)
Amortization of net unrealized losses on AFS securities transferred to HTM	(48,113)	—	—	(48,113)
Balance at June 30, 2022	$(249,427)	$(46,620)	$(8,163)	$(304,210)
Three months ended June 30, 2021
Balance at March 31, 2021	$43,769	$(1,707)	$(16,224)	$25,838
OCI before reclassifications	19,298	—	—	19,298
Amounts reclassified from AOCI	(28)	2,074	289	2,335
Amortization of net unrealized losses on AFS securities transferred to HTM	(270)	—	—	(270)
Balance at June 30, 2021	$62,769	$367	$(15,935)	$47,201

Six months ended June 30, 2022
Balance at December 31, 2021	$40,440	$(4,816)	$(8,213)	$27,411
OCI before reclassifications	(242,211)	—	—	(242,211)
Amounts reclassified from AOCI	21	(41,804)	50	(41,733)
Amortization of net unrealized losses on AFS securities transferred to HTM	(47,677)	—	—	(47,677)
Balance at June 30, 2022	$(249,427)	$(46,620)	$(8,163)	$(304,210)
Six months ended June 30, 2021
Balance at December 31, 2020	$81,604	$—	$(16,513)	$65,091
OCI before reclassifications	(20,701)	—	—	(20,701)
Amounts reclassified from AOCI	349	367	578	1,294
Amortization of net unrealized losses on AFS securities transferred to HTM	1,517	—	—	1,517
Balance at June 30, 2021	$62,769	$367	$(15,935)	$47,201

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$17,528	$—	$17,528
Available for sale investment securities:
Equity securities	—	—	—	—
U.S. Government securities	371,266	—	—	371,266
State and municipal securities	—	1,083,477	—	1,083,477
Corporate debt securities	—	393,561	—	393,561
Collateralized mortgage obligations	—	148,103	—	148,103
Residential mortgage-backed securities	—	195,359	—	195,359
Commercial mortgage-backed securities	—	587,072	—	587,072
Total available for sale investment securities	371,266	2,407,572	—	2,778,838
Other assets:
Investments held in Rabbi Trust	23,669	—	—	23,669
Derivative assets	813	93,045	—	93,858
Total assets	$395,748	$2,518,145	$—	$2,913,893
Other liabilities:
Deferred compensation liabilities	$23,669	$—	$—	$23,669
Derivative liabilities	765	168,272	—	169,037
Total liabilities	$24,434	$168,272	$—	$192,706

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$35,768	$—	$35,768
Available for sale investment securities:
U.S. Government securities	127,618	—	—	127,618
State and municipal securities	—	1,188,670	—	1,188,670
Corporate debt securities	—	386,133	—	386,133
Collateralized mortgage obligations	—	209,359	—	209,359
Residential mortgage-backed securities	—	229,795	—	229,795
Commercial mortgage-backed securities	—	971,148	—	971,148
Auction rate securities	—	—	74,667	74,667
Total available for sale investment securities	127,618	2,985,105	74,667	3,187,390
Other assets:
Investments held in Rabbi Trust	28,619	—	—	28,619
Derivative assets	298	160,945	—	161,243
Total assets	$156,535	$3,181,818	$74,667	$3,413,020
Other liabilities:
Deferred compensation liabilities	$28,619	$—	$—	$28,619
Derivative liabilities	291	86,110	—	86,401
Total liabilities	$28,910	$86,110	$—	$115,020

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2022 and December 31, 2021 were based on the price that secondary market investors were offering for loans with similar characteristics.
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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($390.8 million at June 30, 2022 and $383.4 million at December 31, 2021) and other corporate debt issued by non-financial institutions ($2.8 million at June 30, 2022 and December 31, 2021).

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at June 30, 2022 and December 31, 2021. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

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
Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.8 million at June 30, 2022 and $0.3 million at December 31, 2021). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.
Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.3 million at June 30, 2022 and $2.4 million at December 31, 2021) and the fair value of interest rate swaps ($91.8 million at June 30, 2022 and $158.6 million at December 31, 2021). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.8 million at June 30, 2022 and $0.3 million at December 31, 2021).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.6 million at June 30, 2022 and none at December 31, 2021) and the fair value of interest rate swaps ($167.7 million at June 30, 2022 and $86.1 million at December 31, 2021).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation's available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

ARCs
Three months ended June 30, 2022	(in thousands)
Balance at March 31, 2022	$—
Sales	—
Unrealized adjustment to fair value (1)	—
Balance at June 30, 2022	$—

Three months ended June 30, 2021
Balance at March 31, 2021	$76,204
Unrealized adjustment to fair value (1)	(1,370)
Balance at June 30, 2021	$74,834

Six months ended June 30, 2022
Balance at December 31, 2021	$74,667
Sales	(74,823)
Unrealized adjustment to fair value (1)	156
Balance at June 30, 2022	$—

Six months ended June 30, 2021
Balance at December 31, 2020	$98,206
Sales	(24,619)
Unrealized adjustment to fair value (1)	1,247
Balance at June 30, 2021	$74,834

(1)ARCs are classified as available for sale investment securities. As such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "AFS at estimated fair value" on the consolidated balance sheets.

Certain financial instruments are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	June 30, 2022	December 31, 2021
	(in thousands)
Loans, net	$137,267	$118,458
OREO	4,786	1,817
MSRs (1)	49,804	35,393
Total assets	$191,857	$155,668
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
•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2022 valuation were 7.9% and 7.2%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.
The following tables detail the book values and the estimated fair values of the Corporation's financial instruments as of June 30, 2022 and December 31, 2021.

	June 30, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$449,674	$449,674	$—	$—	$449,674
FRB and FHLB stock	62,146	—	62,146	—	62,146
Federal funds sold	30,500	30,500	—	—	30,500
Loans held for sale	17,528	—	17,528	—	17,528
AFS securities	2,778,838	371,266	2,407,572	—	2,778,838
HTM securities	1,338,963	—	1,215,325	—	1,215,325
Loans, net	18,672,386	—	—	17,993,585	17,993,585
Accrued interest receivable	64,457	64,457	—	—	64,457
Other assets	505,136	357,501	93,045	54,590	505,136
FINANCIAL LIABILITIES
Demand and savings deposits	$19,340,633	$19,340,633	$—	$—	$19,340,633
Brokered deposits	243,172	223,172	20,167	—	243,339
Time deposits	1,560,061	—	1,552,555	—	1,552,555
Accrued interest payable	6,010	6,010	—	—	6,010
Short-term borrowings	456,185	456,185	—	—	456,185
Long-term borrowings	557,130	—	490,331	—	490,331
Other liabilities	343,794	161,198	168,272	14,324	343,794

	December 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,638,614	$1,638,614	$—	$—	$1,638,614
FRB and FHLB stock	57,635	—	57,635	—	57,635
Loans held for sale	35,768	—	35,768	—	35,768
AFS securities	3,187,390	127,618	2,985,105	74,667	3,187,390
HTM securities	980,384	—	965,867	—	965,867
Loans, net	18,076,349	—	—	17,519,497	17,519,497
Accrued interest receivable	57,451	57,451	—	—	57,451
Other assets	565,491	367,336	160,945	37,210	565,491
FINANCIAL LIABILITIES
Demand and savings deposits	$19,594,497	$19,594,497	$—	$—	$19,594,497
Brokered deposits	251,526	231,526	20,603	—	252,129
Time deposits	1,727,476	—	1,730,673	—	1,730,673
Accrued interest payable	7,000	7,000	—	—	7,000
Short-term borrowings	416,764	416,764	—	—	416,764
Long-term borrowings	621,345	—	605,719	—	605,719
Other liabilities	288,862	188,219	86,110	14,533	288,862

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
For short-term financial instruments, defined as those with remaining maturities of 90 days or less, and excluding those recorded at fair value on the Corporation's consolidated balance sheets, book value was considered to be a reasonable estimate of fair value.

The following instruments are predominantly short-term:

Assets	Liabilities
Cash and cash equivalents	Demand and savings deposits
Accrued interest receivable	Short-term borrowings
Accrued interest payable

FRB and FHLB stock represent restricted investments and are carried at cost on the consolidated balance sheets, which is a reasonable estimate of fair value.

As of June 30, 2022, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

Diluted net income per share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of outstanding stock options, restricted stock, RSUs, and PSUs. PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Weighted average shares outstanding (basic)	160,920	162,785	160,755	162,614
Impact of common stock equivalents	1,155	1,073	1,260	1,124
Weighted average shares outstanding (diluted)	162,075	163,858	162,015	163,738
Per share:
Basic	$0.42	$0.38	$0.80	$0.81
Diluted	0.42	0.38	0.80	0.81

NOTE 11 – Stock-Based Compensation

The Corporation grants equity awards to employees in the form of stock options, restricted stock, RSUs or PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation's Employee Stock Purchase Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards. Compensation expense for PSUs is also recognized over the period during which employees are required to provide service in exchange for such awards, however, compensation expense may vary based on the expectations for actual performance relative to defined performance measures.

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

Fair values for RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

On May 17, 2022, upon approval at the Corporation’s annual meeting of Shareholders (the “Annual Meeting”), the Employee Equity Plan was amended and restated. Subject to adjustments provided for in the Employee Equity Plan, the total number of equity awards that may be awarded under the Employee Equity Plan was reduced to 5,806,000 shares as of the date of the Annual Meeting.

As of June 30, 2022, the Employee Equity Plan had approximately 5.1 million shares reserved for future grants through 2032, and the Directors’ Plan had approximately 51,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands)
Compensation expense	$3,846	$2,098	$6,586	$4,000
Tax benefit	(758)	(457)	(1,361)	(870)
Total stock-based compensation, net of tax	$3,088	$1,641	$5,225	$3,130

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation's Pension Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands)
Interest cost	$598	$561	$1,196	$1,122
Expected return on plan assets	(1,099)	(1,011)	(2,197)	(2,022)
Net amortization and deferral	164	504	327	1,008
Net periodic pension cost	$(337)	$54	$(674)	$108

The components of the net benefit for the Corporation's Postretirement Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(in thousands)
Interest cost	$9	$8	$17	$16
Net accretion and deferral	(131)	(134)	(262)	(268)
Net periodic benefit	$(122)	$(126)	$(245)	$(252)

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

Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a customer to a third party. Commercial letters of credit are conditional commitments issued to facilitate foreign and domestic trade transactions for customers. The credit risk involved in issuing letters of credit is similar to that involved in extending loan facilities. These obligations are underwritten consistent with commercial lending standards. The maximum exposure to loss for standby and commercial letters of credit is equal to the contractual (or notional) amount of the instruments.

The Corporation records a reserve for unfunded lending commitments, included in ACL - OBS credit exposures, which represents management’s estimate of credit losses associated with unused commitments to extend credit and letters of credit. As of June 30, 2022 and December 31, 2021, the ACL - OBS credit exposures for unfunded lending commitments was $8.8 million and $9.1 million, respectively. See "Note 4 - Loans and Allowance for Credit Losses," for additional details.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	June 30, 2022	December 31, 2021
	(in thousands)
Commitments to extend credit	$8,474,459	$8,731,168
Standby letters of credit	282,227	298,275
Commercial letters of credit	50,802	54,196

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of June 30, 2022 and December 31, 2021, the total reserve for losses on residential mortgage loans sold was $1.2 million and $1.1 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $4.2 million and $3.8 million, as of June 30, 2022 and December 31, 2021, respectively, related to additional credit exposures for potential loan repurchases.

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

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress, filed a putative collective and class action lawsuit on behalf of herself and other teller supervisors, tellers, and other similar non-exempt employees in the U.S. District Court for the District of New Jersey, D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. Fulton Bank accepted summons without a formal service of process on January 20, 2020. The lawsuit alleges that Fulton Bank did not record or otherwise account for the amount of time D. Kress and putative collective and class members spent conducting branch opening security procedures. The allegation is that, as a result, Fulton Bank did not properly compensate those employees for their regular and overtime wages. The lawsuit alleges that by doing so, Fulton violated: (i) the federal Fair Labor Standards Act and seeks back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and seeks back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and seeks back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserts New Jersey common law claims seeking compensatory damages and interest. The Corporation and counsel representing plaintiffs ("Plaintiffs' Counsel") reached and executed a formal Settlement Agreement to resolve this lawsuit. Plaintiffs' Counsel filed a Motion for Preliminary Approval of Class and Collective Settlement and Provisional Certification of Settlement Class and Collective ("the Motion") with the U.S. District Court for the District of New Jersey ("the Court"). On June 30, 2022, the Court granted the Motion and scheduled a hearing for final approval of the Settlement Agreement and matters related thereto for November 2, 2022. Subject to final approval by the Court, the Settlement Agreement will be administered according to its terms. The financial terms of the Settlement Agreement are not expected to be material to the Corporation. The Corporation established an accrued liability during the third quarter of 2020 for the costs expected to be incurred in connection with the Settlement Agreement. The accrued liability is included in "other liabilities" on the consolidated balance sheets.

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

NOTE 15 – Subsequent Events

On July 1, 2022, the Corporation completed its previously announced merger with Prudential, pursuant to the Merger Agreement.

As a result of this acquisition, the Corporation expects to enhance its presence in Philadelphia, Pennsylvania, expand its customer base, leverage operating costs through economies of scale, and positively affect the Corporation's long-term operating results.

As part of the acquisition, the Corporation made a $2 million contribution to the Fulton Forward Foundation in July 2022, designated to be used to provide impact gifts in support of nonprofit community organizations in Philadelphia that are focused on advancing economic empowerment, particularly in underserved communities.

The Corporation will complete the acquisition accounting for the transaction during the third quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management Discussion relates to the Corporation, a financial holding company registered under the BHCA and incorporated under the laws of the Commonwealth of Pennsylvania, and its wholly owned subsidiaries. Management’s Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

◦the impact of adverse conditions in the economy and financial markets on the performance of the Corporation's loan portfolio and demand for the Corporation's products and services;
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
◦the Corporation's ability to achieve its growth plans;
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
◦potential adverse reactions or changes to business or employee relationships, including those resulting from the Merger;
◦unanticipated challenges or delays in the integration of Prudential’s business into the Corporation's business and or the conversion of Prudential’s operating systems and customer data onto the Corporation's may significantly increase the expense associated with the Merger; and
◦other factors that may affect future results of the Corporation.

Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and elsewhere in this report, including in Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Net income (in thousands)	$69,989	$64,964	$134,277	$138,027
Net income available to common shareholders (in thousands)	$67,427	$62,402	$129,153	$132,874
Diluted net income available to common shareholders per share	$0.42	$0.38	$0.80	$0.81
Return on average assets, annualized	1.10%	1.00%	1.06%	1.07%
Return on average assets, annualized, excluding merger-related expenses(1)	1.11%	1.00%	1.07%	1.07%
Return on average common shareholders' equity, annualized	11.57%	10.11%	10.78%	10.10%
Return on average common shareholders' equity (tangible), annualized(1)	15.23%	12.93%	14.01%	13.95%
Net interest margin(2)	3.04%	2.73%	2.91%	2.76%
Efficiency ratio(1)	61.4%	63.8%	63.5%	63.4%
Non-performing assets to total assets	0.71%	0.60%	0.71%	0.60%
Annualized net charge-offs to average loans	(0.08)%	0.15%	(0.05)%	0.14%
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

Federal Funds Rate

The FOMC raised the target range for the Fed Funds Rate by 25 bps to 0.25%-0.50% at its March 2022 meeting, by 50 bps to 0.75%-1.00% at its May 2022 meeting and by 75 bps to 1.50%-1.75% at its June 2022 meeting.

Business Combinations

On July 1, 2022, the Corporation completed the acquisition of Prudential. Prudential was merged with and into the Corporation, and Prudential's wholly owned subsidiary, Prudential Bank, became a wholly owned subsidiary of the Corporation. The Corporation plans to merge Prudential Bank with and into Fulton Bank during the fourth quarter of 2022. The consolidated financial statements contained in this report do not include the results of Prudential for the periods presented.

Prudential merger-related expenses included in non-interest expense for the three months and six months ended June 30, 2022, were $1.0 million and $1.4 million, respectively.

Financial Highlights

Following is a summary of the financial highlights for the three and six months ended June 30, 2022:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $67.4 million for the three months ended June 30, 2022, a $5.0 million increase compared to $62.4 million for the same period in 2021. Net income available to common shareholders was $129.2 million for the six months ended June 30, 2022, a $3.7 million decrease compared to $132.9 million for the same period in 2021. Diluted net income per share was $0.42 for the three months ended June 30, 2022, a $0.04 increase compared to the same period in 2021, and $0.80 for the six months ended June 30, 2022, a $0.01 decrease compared to the same period in 2021.

•Net Interest Income - FTE net interest income increased $16.8 million, or 10.2%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was driven by higher interest rates, which resulted in a $9.2 million increase in interest income on average net loans, as well as the $807.2 million increase in average investment securities, which contributed $4.7 million to the increase in interest income. FTE net interest income increased $14.0 million, or 4.2%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase in net interest income was primarily from an increase in interest income of $8.1 million from investments, a decrease of $6.2 million in interest expense from interest-bearing deposits and a decrease of $5.4 million in interest expense from long-term borrowings, partially offset by a decrease in interest income of $5.2 million on net loans, primarily due to a decline in PPP loans.
•Net Interest Margin - Overall, net interest margin increased 31 bps for the three months ended June 30, 2022 compared to the same period in 2021. Net interest margin increased 15 bps for the six months ended June 30, 2022 compared to the same period in 2021. The increases in net interest margin were driven by higher yields on average interest-earning assets, and funds moving to higher yielding investment securities from lower yielding other interest-earning assets.
•Loan Growth - Average net loans decreased by $269.4 million, or 1.4%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was largely driven by a $1.4 billion decline in PPP loans due to the repayment of these loans upon forgiveness by the SBA, partially offset by increases in average residential mortgage loans, average commercial mortgage loans, average real estate construction loans and average commercial and industrial loans of $656.0 million, $162.8 million, $134.5 million and $119.8 million, respectively. Average net loans decreased $432.5 million, or 2.3%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease was primarily driven by a $1.4 billion decline in PPP loans, partially offset by increases in average residential mortgage loans, average commercial mortgage loans and average real estate construction loans of $680.2 million, $165.0 million and $110.2 million, respectively.

•Deposit Growth - Average deposits decreased $241.9 million, or 1.1%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease was largely due to decreases in average time deposits and average interest-bearing demand deposits of $395.3 million and $381.9 million, respectively, partially offset by growth in average non-interest bearing demand deposits and average savings and money market deposits of $443.9 million and $145.0 million, respectively. Average deposits increased $59.0 million, or 0.3%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to increases in average noninterest-bearing demand deposits and average savings and money market deposits of $600.2 million and $221.8 million, respectively, partially offset by decreases in average time deposits and average interest-bearing demand deposits of $424.3 million and $275.1 million, respectively.

•Asset Quality - Non-performing assets increased $24.4 million, or 15.8%, as of June 30, 2022 compared to December 31, 2021, and were 0.71% and 0.60% of total assets as of those dates, respectively. For the six months ended June 30, 2022 and 2021, annualized net charge-offs to average loans outstanding were (0.05)% and 0.14%, respectively. The provision for credit losses was a negative $5.5 million for the six months ended June 30, 2022, compared to a negative provision of $9.0 million for the same period of 2021.

•Non-interest Income - For the three months ended June 30, 2022, non-interest income, excluding net investment securities gains, increased $6.5 million, or 12.6%, compared to the same period in 2021. The increase in non-interest income was primarily due to increases of $2.2 million in fee income from commercial customer interest rate swaps, $1.6 million in consumer banking fees, $0.9 million in mortgage banking income, $0.7 million in cash management fees, $0.6 million in wealth management revenues and $0.6 million in commercial banking merchant and card revenues. Non-interest income, excluding net investment securities gains, decreased $0.2 million, or 0.1% for the six months ended June 30, 2022 compared to the same period in 2021.

•Non-interest Expense - Non-interest expense, excluding merger-related expenses of $1.0 million, increased $7.9 million, or 5.6%, for the three months ended June 30, 2022 compared to the same period in 2021. This increase was primarily due to increases of $7.0 million in salaries and employee benefits, $1.1 million in net occupancy expense and $0.8 million in data processing and software, partially offset by a decrease of $0.8 million in state taxes. Non-interest expense, excluding merger-related expenses of $1.4 million, decreased $24.9 million, or 7.8%, for the six-months ended June 30, 2022, compared to the same period in 2021. The decrease was largely driven by debt extinguishment expenses in 2021 of $32.6 million, partially offset by an increase of $8.9 million in salaries and employee benefits.

•Income Taxes - Income tax expense for the three months ended June 30, 2022 was $16.0 million, a $4.0 million increase from $12.0 million from the same period in 2021. Income tax expense for the six months ended June 30, 2022 was $29.3 million, a $3.4 million increase from the same period in 2021. The Corporation's ETR was 18.6% for the three months ended June 30, 2022 compared to 15.6% for the same period in 2021. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

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

Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(dollars in thousands)
Return on average assets, excluding merger-related expenses
Net income	$69,989	$64,964	$134,277	$138,027
Plus: Merger-related expenses, net of tax	811	—	1,128	—
Net income (numerator)	$70,800	$64,964	$135,405	$138,027

Total average assets (denominator)	$25,578,432	$26,017,542	$25,600,325	$26,049,999

Return on average assets, excluding merger-related expenses, annualized	1.11%	1.00%	1.07%	1.07%

Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$67,427	$62,402	$129,153	$132,874
Plus: Merger-related expenses, net of tax	811	—	1,128	—
Plus: Intangible amortization, net of tax	140	140	279	230
Numerator	$68,378	$62,542	$130,560	$133,104

Average shareholders' equity	$2,531,346	$2,669,413	$2,609,655	$2,653,345

Less: Average goodwill and intangible assets	(537,786)	(536,470)	(537,881)	(536,536)
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$1,800,682	$1,940,065	$1,878,896	$1,923,931
Return on average common shareholders' equity (tangible), annualized	15.23%	12.93%	14.01%	13.95%

Efficiency ratio
Non-interest expense	$149,730	$140,831	$295,708	$319,215
Less: Amortization of tax credit investments	(696)	(1,563)	(1,391)	(3,094)
Less: Merger-related expenses	(1,027)	—	(1,428)	—
Less: Intangible amortization	(177)	(178)	(353)	(293)
Less: Debt extinguishment cost	—	(412)	—	(32,575)
Numerator	$147,830	$138,678	$292,536	$283,253

Net interest income	$178,831	$162,399	$340,141	$326,847
Tax equivalent adjustment	3,427	3,018	6,716	5,998
Plus: Total non-interest income	58,391	51,890	113,647	147,287
Less: Investment securities gains, net	(8)	(36)	(27)	(33,511)
Denominator	$240,641	$217,271	$460,477	$446,621
Efficiency ratio	61.4%	63.8%	63.5%	63.4%

Presented on a FTE basis, using a 21% federal tax rate.

RESULTS OF OPERATIONS

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Net Interest Income

FTE net interest income increased $16.8 million to $182.3 million for the three months ended June 30, 2022, from $165.4 million for the same period in 2021. NIM increased 31 bps, to 3.04%, compared to 2.73% for the same period in 2021. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended June 30
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans (1)	$18,637,175	$165,682	3.56%	$18,906,556	$156,525	3.32%
Investment securities (2)	4,398,424	26,061	2.37	3,591,231	21,392	2.38
Loans held for sale	13,260	260	7.84	31,948	199	2.49
Other interest-earning assets	938,244	1,723	0.74	1,752,549	1,575	0.36
Total interest-earning assets	23,987,103	193,726	3.24	24,282,284	179,691	2.97
Noninterest-earning assets:
Cash and due from banks	160,240			129,927
Premises and equipment	216,798			229,047
Other assets	1,463,332			1,643,410
Less: ACL - loans (3)	(249,041)			(267,126)
Total Assets	$25,578,432			$26,017,542
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,597,975	$797	0.06%	$5,979,855	$932	0.06%
Savings and money market deposits	6,425,634	1,125	0.07	6,280,629	1,363	0.09
Brokered deposits	244,200	619	1.02	297,815	253	0.34
Time deposits	1,608,286	3,255	0.81	2,003,606	5,434	1.09
Total interest-bearing deposits	13,876,095	5,796	0.17	14,561,905	7,982	0.22
Short-term borrowings	446,838	190	0.17	514,025	137	0.11
Long-term borrowings	556,992	5,482	3.94	626,795	6,155	3.93
Total interest-bearing liabilities	14,879,925	11,468	0.31	15,702,725	14,274	0.36
Noninterest-bearing liabilities:
Demand deposits	7,647,618			7,203,696
Other liabilities	519,543			441,708
Total Liabilities	23,047,086			23,348,129
Total Deposits/Cost of deposits	21,523,713		0.11	21,765,601		0.15
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,527,543		0.20	22,906,421		0.25
Shareholders’ equity	2,531,346			2,669,413
Total Liabilities and Shareholders’ Equity	$25,578,432			$26,017,542
Net interest income/FTE NIM		182,258	3.04%		165,417	2.73%
Tax equivalent adjustment		(3,427)			(3,018)
Net interest income		$178,831			$162,399
(1)Average balance includes non-performing loans.
(2)Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3)ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended June 30, 2022 in comparison to the same period in 2021:

	2022 vs. 2021 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(in thousands)
FTE Interest income on:
Net loans (1)	$(2,218)	$11,375	$9,157
Investment securities	4,759	(90)	4,669
Loans held for sale	(169)	230	61
Other interest-earning assets	(970)	1,118	148
Total interest income	$1,402	$12,633	$14,035
Interest expense on:
Demand deposits	$(135)	$—	$(135)
Savings and money market deposits	37	(275)	(238)
Brokered deposits	(53)	419	366
Time deposits	(947)	(1,232)	(2,179)
Short-term borrowings	(19)	72	53
Long-term borrowings	(689)	16	(673)
Total interest expense	$(1,806)	$(1,000)	$(2,806)
(1)Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the second quarter of 2021, FTE total interest income for the second quarter of 2022 increased $14.0 million, or 7.8%, primarily due to an increase of $12.6 million attributable to changes in yield of which $11.4 million related to net loans. The yield on average interest-earning assets increased 27 bps in the second quarter of 2022 compared to the same period in 2021.

In the second quarter of 2022, interest expense decreased $2.8 million compared to the second quarter of 2021, primarily driven by the decrease in average interest-bearing liabilities resulting in a $1.8 million decline in interest expense. The decrease in interest expense attributable to volume was primarily driven by the decreases in average time deposits and average long-term borrowings.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2022		2021		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,340,417	3.46%	$7,177,622	3.16%	$162,795	2.3%
Commercial and industrial (1)	4,155,436	3.57	5,445,160	2.58	(1,289,724)	(23.7)
Real estate – residential mortgage	4,052,666	3.31	3,396,690	3.39	655,976	19.3
Real estate – home equity	1,118,494	4.09	1,139,558	3.71	(21,064)	(1.8)
Real estate – construction	1,188,932	3.44	1,054,469	3.05	134,463	12.8
Consumer	485,095	5.30	451,486	3.89	33,609	7.4
Equipment lease financing	253,659	3.89	256,248	3.74	(2,589)	(1.0)
Other (2)	42,476	—	(14,677)	—	57,153	N/M
Total loans	$18,637,175	3.56%	$18,906,556	3.32%	$(269,381)	(1.4)%
(1) Includes average PPP loans of $0.1 billion and $1.5 billion for the three months ended June 30, 2022 and 2021, respectively.
(2) Consists of overdrafts and net origination fees and costs.

During the second quarter of 2022, average loans decreased $269.4 million, or 1.4%, compared to the same period in 2021. The decrease was largely driven by a $1.4 billion decline in average PPP loans due to the repayment of these loans upon forgiveness by the SBA, partially offset by increases in average residential mortgage loans, average commercial mortgage loans and average construction loans of $656.0 million, $162.8 million and $134.5 million, respectively. The increases in yields on commercial mortgage loans, commercial and industrial loans, home equity loans and construction loans were primarily due to rising interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,647,618	—%	$7,203,696	—%	$443,922	6.2%
Interest-bearing demand	5,597,975	0.06	5,979,855	0.06	(381,880)	(6.4)
Savings and money market deposits	6,425,634	0.07	6,280,629	0.09	145,005	2.3
Total demand and savings	19,671,227	0.04	19,464,180	0.05	207,047	1.1
Brokered deposits	244,200	1.02	297,815	0.34	(53,615)	(18.0)
Time deposits	1,608,286	0.81	2,003,606	1.09	(395,320)	(19.7)
Total deposits	$21,523,713	0.11%	$21,765,601	0.15%	$(241,888)	(1.1)%
The cost of total deposits decreased 4 bps, to 0.11%, for the second quarter of 2022, compared to 0.15% for the same period in 2021, due to the change in mix of deposits and a decline in rates on time deposits of 28 bps and savings and money market deposits of 2 bps. Average noninterest-bearing demand deposits and average savings and money market deposits increased $443.9 million and $145.0 million, respectively, and time deposits and interest-bearing demand deposits decreased $395.3 million and $381.9 million, respectively, during the second quarter of 2022 compared to the same period in 2021.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30				Increase (Decrease)
	2022		2021		in Balance
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$443,970	0.18%	$514,025	0.11%	$(70,055)	(13.6)%
Federal funds purchased	2,857	1.48	—	—	2,857	N/M
FHLB advances and other borrowings (2)	11	—	—	—	11	N/M
Total short-term borrowings	446,838	0.17	514,025	0.11	(67,187)	(13.1)
Long-term borrowings:
Other long-term debt	556,992	3.94	626,795	3.93	(69,803)	(11.1)
Total borrowings	$1,003,830	2.26%	$1,140,820	2.21%	$(136,990)	(12.0)%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB advances and other borrowings with original terms of less than one year.

Average total short-term borrowings decreased $67.2 million, or 13.1%, in the second quarter of 2022, compared to the same period in 2021.

Average total long-term borrowings decreased $69.8 million, or 11.1%, in the second quarter of 2022, compared to the same period in 2021, primarily as a result of the $65 million repayment of senior notes on March 16, 2022. See Note 14 "Long-Term Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Provision for Credit Losses

The provision for credit losses was $1.5 million for the second quarter of 2022, an increase of $5.0 million from the same period in 2021. The provision for credit losses for the second quarter of 2022 was recorded to adjust the allowance for credit losses as a result of loan growth during the quarter as well as the economic outlook.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$7,355	$6,786	$569	8.4%
Cash management	6,062	5,341	721	13.5
Capital markets	3,893	1,536	2,357	N/M
Other commercial banking	3,049	3,466	(417)	(12.0)
Total commercial banking	20,359	17,129	3,230	18.9
Consumer banking:
Card	6,067	5,733	334	5.8
Overdraft	3,881	2,750	1,131	41.1
Other consumer banking	2,524	2,377	147	6.2
Total consumer banking	12,472	10,860	1,612	14.8
Wealth management revenues	18,274	17,634	640	3.6
Mortgage banking:
Gains on sales of mortgage loans	2,542	5,438	(2,896)	(53.3)
Mortgage servicing income	1,226	(2,600)	3,826	(147.2)
Total mortgage banking	3,768	2,838	930	32.8
Other	3,510	3,393	117	3.4
Non-interest income before investment securities gains	58,383	51,854	6,529	12.6
Investment securities gains, net	8	36	(28)	(77.8)
Total Non-Interest Income	$58,391	$51,890	$6,501	12.5%

Excluding net investment securities gains, non-interest income increased $6.5 million, or 12.6%, in the second quarter of 2022 compared to the same period in 2021.

Compared to the second quarter of 2021, commercial banking income in the second quarter of 2022 increased $3.2 million, or 18.9%, driven by a $2.2 million increase in fee income from commercial customer interest rate swaps reflected in capital markets income. Mortgage servicing income in the second quarter of 2022 compared to the same period in 2021 increased $3.8 million, partially offset by a decrease of $2.9 million in gains of sales of mortgage loans.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Salaries and employee benefits	$85,404	$78,367	$7,037	9.0%
Data processing and software	14,685	13,932	753	5.4
Net occupancy	13,587	12,494	1,093	8.7
Other outside services	8,764	8,178	586	7.2
State taxes	3,568	4,384	(816)	(18.6)
Equipment	3,422	3,424	(2)	(0.1)
FDIC insurance	2,961	2,282	679	29.8
Professional fees	2,013	2,651	(638)	(24.1)
Marketing	1,326	1,348	(22)	(1.6)
Intangible amortization	177	178	(1)	(0.6)
Debt extinguishment	—	412	(412)	(100.0)
Merger-related expenses	1,027	—	1,027	N/M
Other	12,796	13,181	(385)	(2.9)
Total non-interest expense	$149,730	$140,831	$8,899	6.3%

Compared to the second quarter of 2021, non-interest expense, excluding merger-related expenses of $1.0 million, in the second quarter of 2022 increased $7.9 million, or 5.6%, primarily due to increases of $7.0 million in salaries and employee benefits and $1.1 million in net occupancy expense, partially offset by a decrease in state taxes of $0.8 million.

Income Taxes

Income tax expense for the three months ended June 30, 2022 was $16.0 million, a $4.0 million increase from $12.0 million for the same period in 2021. The Corporation's ETR was 18.6% for the three months ended June 30, 2022, compared to 15.6% for the same period in 2021.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Net Interest Income

FTE net interest income increased $14.0 million to $346.9 million for the six months ended June 30, 2022, from $332.8 million for the same period in 2021. NIM increased 15 bps, to 2.91%, compared to 2.76% for the same period in 2021. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Six months ended June 30
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$18,510,845	$316,809	3.44%	$18,943,367	$321,987	3.42%
Investment securities (2)	4,312,867	50,312	2.33	3,471,352	42,239	2.43
Loans held for sale	20,862	501	4.80	42,647	671	3.14
Other interest-earning assets	1,097,326	2,394	0.44	1,825,966	2,711	0.30
Total interest-earning assets	23,941,900	370,016	3.11	24,283,332	367,607	3.05
Noninterest-earning assets:
Cash and due from banks	161,274			125,081
Premises and equipment	218,357			229,843
Other assets	1,528,820			1,685,708
Less: ACL - loans(3)	(250,026)			(273,965)
Total Assets	$25,600,325			$26,049,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,631,296	$1,525	0.06%	$5,906,423	$2,092	0.07%
Savings and money market deposits	6,431,060	2,146	0.07	6,209,253	2,890	0.09
Brokered deposits	247,258	835	0.68	311,016	647	0.42
Time deposits	1,652,430	6,895	0.84	2,076,681	11,955	1.16
Total interest-bearing deposits	13,962,044	11,401	0.16	14,503,373	17,584	0.24
Short-term borrowings	435,457	311	0.14	542,243	325	0.12
Long-term borrowings	583,283	11,447	3.92	947,203	16,853	3.56
Total interest-bearing liabilities	14,980,784	23,159	0.31	15,992,819	34,762	0.44
Noninterest-bearing liabilities:
Demand deposits	7,540,025			6,939,731
Other liabilities	469,861			464,104
Total Liabilities	22,990,670			23,396,654
Total Deposits/Cost of deposits	21,502,069		0.11	21,443,104		0.17
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,520,809		0.21	22,932,550		0.30
Shareholders’ equity	2,609,655			2,653,345
Total Liabilities and Shareholders’ Equity	$25,600,325			$26,049,999
Net interest income/FTE NIM		346,857	2.91%		332,845	2.76%
Tax equivalent adjustment		(6,716)			(5,998)
Net interest income		$340,141			$326,847

(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for "Net loans" and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the six months ended June 30, 2022 in comparison to the same period in 2021:

	2022 vs. 2021 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(in thousands)
FTE interest income on:
Net loans (1)	$(7,114)	$1,936	$(5,178)
Investment securities	9,845	(1,772)	8,073
Loans held for sale	(428)	259	(169)
Other interest-earning assets	(1,315)	998	(317)
Total interest income	$988	$1,421	$2,409
Interest expense on:
Demand deposits	$(139)	$(428)	$(567)
Savings and money market deposits	68	(812)	(744)
Brokered deposits	(153)	341	188
Time deposits	(2,153)	(2,907)	(5,060)
Short-term borrowings	(66)	52	(14)
Long-term borrowings	(6,957)	1,551	(5,406)
Total interest expense	$(9,400)	$(2,203)	$(11,603)
(1)Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2021, FTE total interest income for the six months ended June 30, 2022 increased $2.4 million, due to increases of $1.4 million attributable to changes in yield and $1.0 million attributable to changes in volume. The increase due to changes in rate was primarily driven by net loans and other interest-earning assets, partially offset by a decrease in yield on investment securities. The increase due to changes in volume was primarily due to an increase in average investment securities, partially offset by decreases in average net loans and average other interest-earning assets.

The yield on average interest-earning assets increased 6 bps in the six months ended June 30, 2022 compared to the same period in 2021.

For the six months ended June 30, 2022, interest expense decreased $11.6 million compared to the same period in 2021, primarily due to the decrease in average interest-bearing liabilities resulting in a $9.4 million decline in interest expense. The decrease in interest expense attributable to volume was primarily driven by the $7.0 million impact from the decrease in average long-term borrowings. In addition, interest expense on average time deposits decreased $5.1 million, of which $2.2 million was attributable to volume and $2.9 million was attributable to rate.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,318,422	3.30%	$7,153,444	3.16%	$164,978	2.3%
Commercial and industrial (1)	4,185,883	3.31	5,582,855	3.73	(1,396,972)	(25.0)
Real estate – residential mortgage	3,970,877	3.30	3,290,726	3.46	680,151	20.7
Real estate – home equity	1,125,257	3.85	1,157,289	3.73	(32,032)	(2.8)
Real estate – construction	1,164,785	3.23	1,054,593	3.07	110,192	10.4
Consumer	461,159	5.38	455,241	4.01	5,918	1.3
Equipment lease financing	245,071	3.84	261,300	3.93	(16,229)	(6.2)
Other (2)	39,391	—	(12,081)	—	51,472	N/M
Total loans	$18,510,845	3.44%	$18,943,367	3.42%	$(432,522)	(2.3)%
(1) Includes average PPP loans of $0.2 billion and $1.6 billion for the six months ended June 30, 2022 and 2021, respectively.
(2) Consists of overdrafts and net origination fees and costs.

During the six months ended June 30, 2022, average loans decreased $432.5 million, or 2.3%, compared to the same period in 2021. The decrease was largely driven by a decline in PPP loans due to the repayment of these loans upon forgiveness by the SBA, partially offset by increases in residential mortgage loans, commercial mortgage loans and construction loans of $680.2 million, $165.0 million and $110.2 million, respectively.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,540,025	—%	$6,939,731	—%	$600,294	8.7%
Interest-bearing demand	5,631,296	0.06	5,906,423	0.07	(275,127)	(4.7)
Savings and money market deposits	6,431,060	0.07	6,209,253	0.09	221,807	3.6
Total demand and savings	19,602,381	0.04	19,055,407	0.05	546,974	2.9
Brokered deposits	247,258	0.68	311,016	0.42	(63,758)	(20.5)
Time deposits	1,652,430	0.84	2,076,681	1.16	(424,251)	(20.4)
Total deposits	$21,502,069	0.11%	$21,443,104	0.17%	$58,965	0.3%

The cost of total deposits decreased 6 bps to 0.11% for the first six months of 2022 compared to 0.17% for the same period of 2021, primarily due to the change in mix of deposits with increases in average noninterest-bearing demand deposits and average savings and money market deposits of $600.3 million and $221.8 million, respectively, and decreases of $424.3 million in average time deposits and $275.1 million in average interest-bearing demand deposits. Additionally, the decline in the rate on average time deposits resulted in a $2.9 million decrease in interest expense during the first six months of 2022 compared to the same period in 2021.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
Short-term borrowings:	(dollars in thousands)
Customer funding(1)	$434,015	0.15%	$542,243	0.12%	$(108,228)	(20.0)%
Federal funds purchased	1,436	1.48	—	—	1,436	N/M
FHLB advances and other borrowings(2)	6	—	—	—	6	N/M
Total short-term borrowings	435,457	0.14	542,243	0.12	(106,786)	(19.7)
Long-term borrowings:
FHLB advances	—	—	255,453	1.80	(255,453)	(100.0)
Other long-term debt	583,283	3.92	691,750	4.21	(108,467)	(15.7)
Total long-term borrowings	583,283	3.92	947,203	3.56	(363,920)	(38.4)
Total borrowings	$1,018,740	2.31%	$1,489,446	2.31%	$(470,706)	(31.6)%
(1) Includes repurchase agreements and short-term promissory notes.
(2) Consists of FHLB borrowings with original term of less than one year.

Average total short-term borrowings decreased $106.8 million, or 19.7%, during the first six months of 2022, compared to the same period in 2021.

Average total long-term borrowings decreased $363.9 million, or 38.4%, in the first six months of 2022, compared to the same period of 2021 primarily as a result of the reduction of FHLB advances during 2021 and the $65 million repayment of senior notes on March 16, 2022. See Note 14 "Long-Term Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Provision for Credit Losses

The provision for credit losses was a negative $5.5 million for the first six months of 2022, compared to a negative provision of $9.0 million for the same period of 2021.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$13,452	$12,554	$898	7.2%
Cash management	11,490	10,262	1,228	12.0
Capital markets	5,569	4,336	1,233	28.4
Other commercial banking	5,856	6,319	(463)	(7.3)
Total commercial banking	36,367	33,471	2,896	8.7
Consumer banking:
Card	11,863	11,611	252	2.2
Overdraft	7,653	5,474	2,179	39.8
Other consumer banking	4,630	4,529	101	2.2
Total consumer banking	24,146	21,614	2,532	11.7
Wealth management revenues	37,702	34,981	2,721	7.8
Mortgage banking:
Gains on sales of mortgage loans	5,568	14,094	(8,526)	(60.5)
Mortgage servicing income	2,776	2,704	72	2.7
Total mortgage banking	8,344	16,798	(8,454)	(50.3)
Other	7,061	6,912	149	2.2
Non-interest income before investment securities gains	113,620	113,776	(156)	(0.1)
Investment securities gains, net	27	33,511	(33,484)	N/M
Total Non-Interest Income	$113,647	$147,287	$(33,640)	(22.8)%

Excluding net investment securities gains, non-interest income decreased $0.2 million, or 0.1%, during the six months ended June 30, 2022 as compared to the same period in 2021.

Investment securities gains recognized in the first six months of 2021 were the result of the sale of Visa Shares as part of the balance sheet restructuring completed during the first six months of 2021.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Salaries and employee benefits	$169,868	$160,953	$8,915	5.5%
Data processing and software	29,000	27,493	1,507	5.5
Net occupancy	28,109	26,476	1,633	6.2
Other outside services	16,931	16,668	263	1.6
Equipment	6,845	6,852	(7)	(0.1)
State taxes	6,605	8,889	(2,284)	(25.7)
FDIC insurance	6,170	4,906	1,264	25.8
Professional fees	3,805	5,430	(1,625)	(29.9)
Marketing	2,646	2,350	296	12.6
Intangible amortization	353	293	60	20.5
Debt extinguishment	—	32,575	(32,575)	(100.0)
Merger-related expenses	1,428	—	1,428	N/M
Other	23,948	26,330	(2,382)	(9.0)
Total non-interest expense	$295,708	$319,215	$(23,507)	(7.4)%

Compared to the first six months of 2021, non-interest expense in the first six months of 2022, excluding $1.4 million of merger-related expenses, decreased $24.9 million, or 7.8%, primarily as a result of debt extinguishment expenses related to the prepayment of FHLB advances, subordinated debt and senior notes in 2021, partially offset by an $8.9 million increase and salaries and employee benefits expenses.
Income Taxes

Income tax expense for the six months ended June 30, 2022 was $29.3 million, a $3.4 million increase from $25.9 million for the same period in 2021. The Corporation's ETR was 17.9% for the six months ended June 30, 2022, as compared to 15.8% in the same period of 2021.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	June 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$449,674	$1,638,614	$(1,188,940)	(72.6)%
FRB and FHLB Stock	62,146	57,635	4,511	7.8
Federal funds sold	30,500	—	30,500	N/M
Loans held for sale	17,528	35,768	(18,240)	(51.0)
Investment securities	4,117,801	4,167,774	(49,973)	(1.2)
Net loans, less ACL - loans	18,672,386	18,076,349	596,037	3.3
Net premises and equipment	211,639	220,357	(8,718)	(4.0)
Goodwill and intangibles	537,700	538,053	(353)	(0.1)
Other assets	1,153,312	1,061,848	91,464	8.6
Total Assets	$25,252,686	$25,796,398	$(543,712)	(2.1)%
Liabilities and Shareholders' Equity
Deposits	$21,143,866	$21,573,499	$(429,633)	(2.0)%
Short-term borrowings	456,185	416,764	39,421	9.5
Long-term borrowings	557,130	621,345	(64,215)	(10.3)
Other liabilities	624,412	472,110	152,302	32.3
Total Liabilities	22,781,593	23,083,718	(302,125)	(1.3)
Total Shareholders' Equity	2,471,093	2,712,680	(241,587)	(8.9)
Total Liabilities and Shareholders' Equity	$25,252,686	$25,796,398	$(543,712)	(2.1)%

Cash and Cash Equivalents

Compared to December 31, 2021, cash and cash equivalents at June 30, 2022 decreased $1.2 billion, or 72.6%, primarily due to a $596.0 million increase in net loans, and a $429.6 million decrease in deposits.

Other Assets

Compared to December 31, 2021, other assets increased $91.5 million in the second quarter of 2022, primarily due to the increase in deferred federal income tax of $92.6 million.

Shareholders' Equity

Compared to December 31, 2021, shareholders' equity at June 30, 2022 decreased $241.6 million, primarily due to a $331.6 million loss in OCI primarily attributable to unrealized losses on investment securities and derivative instruments. See Note 8 "Accumulated Other Comprehensive (Loss) Income" of the Notes to Consolidated Financial Statements for additional details.

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$371,266	$127,618	$243,648	N/M
State and municipal securities	1,083,477	1,188,670	(105,193)	(8.8)%
Corporate debt securities	393,561	386,133	7,428	1.9
Collateralized mortgage obligations	148,103	209,359	(61,256)	(29.3)
Residential mortgage-backed securities	195,359	229,795	(34,436)	(15.0)
Commercial mortgage-backed securities	587,072	971,148	(384,076)	(39.5)
Auction rate securities	—	74,667	(74,667)	(100.0)
Total available for sale securities	$2,778,838	$3,187,390	$(408,552)	(12.8)%
Held to Maturity
Residential mortgage-backed securities	$466,076	$404,958	$61,118	15.1%
Commercial mortgage-backed securities	872,887	575,426	297,461	51.7
Total held to maturity securities	$1,338,963	$980,384	$358,579	36.6%

Total Investment Securities	$4,117,801	$4,167,774	$(49,973)	(1.2)%

Compared to December 31, 2021, total AFS securities at June 30, 2022 decreased $408.6 million, or 12.8%, primarily due to decreases of $384.1 million in commercial mortgage-backed securities and $105.2 million in state and municipal securities, partially offset by an increase of $243.6 million in U.S government securities.

At June 30, 2022, total HTM securities increased $358.6 million compared to December 31, 2021, primarily driven by an increase of $297.5 million in commercial mortgage-backed securities.

Loans

The following table presents ending loans outstanding by type:

	June 30, 2022	December 31, 2021	2022 vs. 2021 Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,417,036	$7,279,080	$137,956	1.9%
Commercial and industrial (1)	4,173,114	4,208,327	(35,213)	(0.8)
Real estate – residential mortgage	4,203,827	3,846,750	357,077	9.3
Real estate – home equity	1,108,808	1,118,248	(9,440)	(0.8)
Real estate – construction	1,177,446	1,139,779	37,667	3.3
Consumer	538,747	464,657	74,090	15.9
Equipment lease financing and other	321,855	283,557	38,298	13.5
Overdrafts	2,346	1,988	358	18.0
Gross loans	18,943,179	18,342,386	600,793	3.3
Unearned income	(22,229)	(17,036)	(5,193)	(30.5)%
Net loans	$18,920,950	$18,325,350	$595,600	3.3%
(1) Includes PPP loans totaling $0.1 billion and $0.3 billion as of June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, net loans increased $595.6 million, or 3.3%, compared to the level at December 31, 2021, primarily due to increases in residential mortgage loans, commercial mortgages and consumer loans of $357.1 million, $138.0 million and $74.1 million, respectively.

The increase in residential mortgage loans was the result of continued growth in loan originations and the strategic decision by the Corporation to hold a greater proportion of the loan originations from adjustable rate mortgage products on its balance sheet.

The increase in commercial mortgages was due to increased loan origination volumes and the increase in consumer loans was primarily driven by growth in student loans and indirect auto loans.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $70.0 million as of June 30, 2022. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved, geographic location of customer or collateral and asset class.

The following table summarized the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios (excluding PPP loans):

	June 30, 2022	December 31, 2021
Real estate (1)	44.9%	44.3%
Health care	6.5	6.7
Agriculture	5.8	6.1
Manufacturing	5.6	5.1
Other services (2)	4.8	5.0
Construction (3)	4.5	3.9
Hospitality and food services	3.5	3.7
Wholesale trade	3.2	2.8
Retail	2.9	3.0
Educational services	2.4	2.7
Arts, entertainment and recreation	2.2	2.3
Professional, scientific and technical services	1.8	1.8
Public administration	1.3	1.5
Transportation and warehousing	1.2	1.3
Finance and Insurance	1.1	1.4
Other (4)	8.3	8.4
Total	100.0%	100.0%

(1)     Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2)     Excludes public administration.
(3)    Includes commercial loans to borrowers engaged in the construction industry.
(4)    Includes the energy sector.

The following table presents the changes in non-accrual loans for the three and six months ended June 30, 2022:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Equipment Lease Financing	Total
	(in thousands)
Three months ended June 30, 2022
Balance at March 31, 2022	$28,490	$50,400	$672	$33,920	$8,320	$14,997	$136,799
Additions	21,845	18,349	739	2,397	1,719	—	45,049
Payments	(6,443)	(6,353)	(54)	(666)	(413)	(461)	(14,390)
Charge-offs	(201)	—	—	(66)	(877)	(474)	(1,618)
Transfers to accrual status	—	—	—	—	(429)	—	(429)
Transfers to OREO	—	(2,831)	—	—	(50)	—	(2,881)
Balance at June 30, 2022	$43,691	$59,565	$1,357	$35,585	$8,270	$14,062	$162,530

Six months ended June 30, 2022
Balance at December 31, 2021	$30,141	$52,815	$901	$35,269	$8,900	$15,640	$143,666
Additions	23,242	20,747	739	2,716	3,377	—	50,821
Payments	(8,893)	(8,146)	(283)	(2,334)	(1,441)	(635)	(21,732)
Charge-offs	(428)	(152)	—	(66)	(1,929)	(943)	(3,518)
Transfers to accrual status	(349)	(2,238)	—	—	(429)	—	(3,016)
Transfers to OREO	(22)	(3,461)	—	—	(208)	—	(3,691)
Balance at June 30, 2022	$43,691	$59,565	$1,357	$35,585	$8,270	$14,062	$162,530

During the second quarter of 2022, non-accrual loans increased approximately $25.7 million, or 18.8%, as a result of additions to non-accrual loans, partially offset by payments, and to a lesser extent, transfers to OREO and to accrual status, during the period.

The following table summarizes non-performing assets as of the indicated dates:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Non-accrual loans	$162,530	$143,666
Loans 90 days or more past due and still accruing	11,016	8,453
Total non-performing loans(1)	173,546	152,119
OREO (2)	4,786	1,817
Total non-performing assets	$178,332	$153,936
Non-accrual loans to total loans	0.86%	0.78%
Non-performing loans to total loans	0.92%	0.83%
Non-performing assets to total assets	0.71%	0.60%
ACL - loans to non-performing loans	143%	164%
(1) Excludes PPP loans which are fully guaranteed by the federal government of $0.7 million as of June 30, 2022.
(2) Excludes $3.8 million and $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2022 and December 31, 2021, respectively.

Non-performing loans at June 30, 2022 increased $21.4 million, or 14.1%, compared to the level at December 31, 2021. Non-performing loans as a percentage of total loans were 0.92% at June 30, 2022 and 0.83% at December 31, 2021. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents TDRs as of the dates shown:

	June 30, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$3,489	$3,464
Commercial and industrial	1,871	1,857
Real estate - residential mortgage	10,279	11,948
Real estate - home equity	11,764	12,218
Consumer	2	5
Total accruing TDRs	27,405	29,492
Non-accrual TDRs(1)	45,439	55,945
Total TDRs	$72,844	$85,437
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

Total internally risk-rated loans were $12.5 billion, of which $1.0 billion were criticized and classified, as of June 30, 2022, and $12.4 billion, of which $1.1 billion were criticized and classified, as of December 31, 2021. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2022	December 31, 2021	$	%	June 30, 2022	December 31, 2021	$	%	June 30, 2022	December 31, 2021
	(dollars in thousands)
Real estate - commercial mortgage	$374,483	$387,279	$(12,796)	(3.3)%	$328,308	$331,096	$(2,788)	(0.8)%	$702,791	$718,375
Commercial and industrial	132,860	142,369	(9,509)	(6.7)	158,742	152,219	6,523	4.3	291,602	294,588
Real estate - construction (3)	32,674	58,841	(26,167)	(44.5)	4,665	6,324	(1,659)	(26.2)	37,339	65,165
Total	$540,017	$588,489	$(48,472)	(8.2)%	$491,715	$489,639	$2,076	0.4%	$1,031,732	$1,078,128

% of total risk rated loans	4.3%	4.7%			3.9%	3.9%			8.2%	8.6%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
ACL - loans	$248,564	$249,001
ACL - OBS credit exposure (1)	14,323	14,533
Total ACL	$262,887	$263,534

(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(dollars in thousands)
Average balance of Net loans	$18,637,175	$18,906,556	$18,510,845	$18,943,367

Balance of ACL at beginning of period	$243,705	$265,986	$249,001	$277,567
Loans charged off:
Commercial and industrial	(201)	(954)	(428)	(5,273)
Real estate – commercial mortgage	—	(6,506)	(152)	(8,343)
Consumer and real estate – home equity	(877)	(1,130)	(1,929)	(1,977)
Equipment lease financing and other	(474)	(436)	(943)	(1,404)
Real estate – residential mortgage	(66)	(496)	(66)	(688)
Real estate – construction	—	—	—	(39)
Total loans charged off	(1,618)	(9,522)	(3,518)	(17,724)
Recoveries of loans previously charged off:
Commercial and industrial	739	693	2,719	1,462
Real estate – commercial mortgage	3,536	729	3,648	903
Consumer and real estate – home equity	762	634	1,216	1,074
Equipment lease financing and other	226	153	380	312
Real estate – residential mortgage	92	105	314	200
Real estate – construction	12	254	44	638
Total recoveries	5,367	2,568	8,321	4,589
Net loans charged off/(recoveries)	3,749	(6,954)	4,803	(13,135)
Provision for credit losses (1)	1,110	(4,000)	(5,240)	(9,400)
Balance of ACL at end of period	$248,564	$255,032	$248,564	$255,032
Net charge-offs to average loans (annualized)	(0.08)%	0.15%	(0.05)%	0.14%

(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three months ended June 30, 2022 was $1.1 million, compared to a negative provision of $4.0 million recorded for the same period in 2021. The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See Note 4, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	June 30, 2022		December 31, 2021
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(dollars in thousands)
Real estate - commercial mortgage	$72,605	39.2%	$87,970	39.7%
Commercial and industrial	72,119	22.0	67,056	22.9
Real estate - residential mortgage	61,635	22.2	54,236	21.0
Consumer, home equity, equipment lease financing	31,577	10.4	26,798	10.2
Real estate - construction	10,628	6.2	12,941	6.2
Total ACL - loans	$248,564	100.0%	$249,001	100.0%
(1) Ending loan balances as a % of total loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	June 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,530,777	$7,370,963	$159,814	2.2%
Interest-bearing demand	5,403,805	5,819,539	(415,734)	(7.1)
Savings and money market deposits	6,406,051	6,403,995	2,056	—
Total demand and savings	19,340,633	19,594,497	(253,864)	(1.3)
Brokered deposits	243,172	251,526	(8,354)	(3.3)
Time deposits	1,560,061	1,727,476	(167,415)	(9.7)
Total deposits	$21,143,866	$21,573,499	$(429,633)	(2.0)%

During the six months ended June 30, 2022, total deposits decreased by $429.6 million, or 2.0%, primarily due to a $415.7 million decrease in interest-bearing demand deposits.

The following table presents ending borrowings by type:

	June 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
	(dollars in thousands)
Short-term borrowings:
Customer funding (1)	$436,185	$416,764	$19,421	4.7%
Federal funds purchased	20,000	—	20,000	N/M
Total short-term borrowings	456,185	416,764	39,421	9.5
Long-term borrowings:
Other long-term borrowings	557,130	621,345	(64,215)	(10.3)
Total borrowings	$1,013,315	$1,038,109	$(24,794)	(2.4)%

(1) Includes repurchase agreements and short-term promissory notes.

During the six months ended June 30, 2022, short-term borrowings increased $39.4 million, or 9.5%. In addition, as compared to December 31, 2021, total long-term borrowings decreased $64.2 million due to the maturity of $65.0 million of senior notes with a fixed rate of 3.60%.

Shareholders' Equity

Total shareholders’ equity decreased $241.6 million during the six months ended June 30, 2022. The decrease was due primarily to a $331.6 million decrease in AOCI, mainly due to unrealized losses in investment securities and derivatives. The decrease in AOCI was partially offset by net income of $134.3 million reflected in retained earnings.

On March 21, 2022, the Corporation announced that its board of directors approved the repurchase of up to $75 million of shares of the Corporation's common stock, or approximately 2.7% of the Corporation's outstanding shares, based on the closing price of the Corporation's common stock and the number of shares outstanding on March 17, 2022. Under the repurchase program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time and will expire on December 31, 2022. No shares of the Corporation's common stock were repurchased under this program during the three and six months ended June 30, 2022.

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

As of June 30, 2022, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of June 30, 2022, Fulton Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There were no other conditions or events since June 30, 2022 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	June 30, 2022	December 31, 2021	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.7%	14.1%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.8%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.9%	9.9%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.1%	8.6%	4.0%	4.0%

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

Interest Rate Risk, Asset/Liability Management and Liquidity

Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation's liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation's net interest income and changes in the economic value of its equity.

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

Simulation of net interest income is performed for the next 12-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation's short-term earnings exposure to rate movements. The Corporation's policy limits the potential exposure of net interest income, in a non-parallel instantaneous shock, to 10% of the base case net interest income for a 100 bps shock in interest rates, 15% for a 200 bps shock, 20% for a 300 bps shock and 25% for a 400 bps shock. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor does it take into account the potential effects of competition on the pricing of deposits and loans over the forward 12-month period.

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of June 30, 2022 (due to the current level of interest rates, the downward shock scenarios are not shown):

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $142.3 million	17.6%
+300 bp	+ $107.3 million	13.3%
+200 bp	+ $72.4 million	8.9%
+100 bp	+ $36.4 million	4.5%

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

Cash Flow Hedges

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps as part of its interest rate risk management strategy. The Corporation uses interest rate swaps designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Corporation making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation's variable-rate liabilities.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2022, the Corporation had no short- or long-term advances outstanding with the FHLB. As of June 30, 2022, the Corporation has borrowing capacity of approximately $5.9 billion under these facilities. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2022, the Corporation had aggregate federal funds lines borrowing capacity of $2.1 billion. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. As of June 30, 2022, the Corporation had $1.2 billion of collateralized borrowing capacity at the discount window.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the first six months of 2022 used $15.7 million of cash. Cash used by investing activities was $669.5 million and was mainly due to the net increase in loans of $590.8 million. Cash used by financing activities was $503.8 million, and was primarily due a decrease in deposits of $429.6 million.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation's debt security investments consist primarily of U.S. government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, auction rate securities and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.

State and Municipal Securities

As of June 30, 2022, the Corporation owned securities issued by various states and municipalities with a total a fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2022, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 71% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c) On March 21, 2022, the Corporation announced that its board of directors approved the repurchase of up to $75 million of shares of the Corporation's common stock, or approximately 2.7% of the Corporation's outstanding shares, through December 31, 2022. Under this repurchase program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. This repurchase program may be discontinued at any time. During the three months ended June 30, 2022, no shares were repurchased under this program.

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

FULTON FINANCIAL CORPORATION

Date:	August 8, 2022	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	August 8, 2022	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer