Form 10-Q
period 2022-09-30
FULTON FINANCIAL CORP
filed 2022-11-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value –167,494,361 shares outstanding as of October 28, 2022.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

Note: Some numbers contained in the document may not sum due to rounding

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
Annual Meeting	The annual meeting of the Corporation's shareholders held on May 17, 2022
AOCI	Accumulated other comprehensive (loss) income
ARC	Auction rate security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDI	Core deposit intangible
CECL Day 1 Provision	Initial provision for credit losses required on non-purchased credit deteriorated loans acquired in the Merger
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
Directors' Plan	Amended and Restated Directors’ Equity Participation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESG	Environmental, social and governance
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target federal funds rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. generally accepted accounting principles
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
Management Discussion	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp that was completed effective as of July 1, 2022
Merger Agreement	Agreement and Plan of Merger, dated as of March 1, 2022, between the Corporation and Prudential Bancorp
Merger Consideration	For each share of Prudential Bancorp common stock, $3.65 in cash and 0.7974 of a share of the Corporation's common stock, with cash paid in lieu of each fractional share of the Corporation's common stock that would otherwise be issued, determined by multiplying such fractional share amount by $18.25
MSRs	Mortgage servicing rights
Net loans	Loans and lease receivables (net of unearned income)

NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income
OREO	Other real estate owned
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PPP	Paycheck Protection Program
Prudential Bancorp	Prudential Bancorp, Inc.
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities
Visa Shares	Visa, Inc. Class B restricted shares

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Cash and due from banks	$143,465	$172,276
Interest-bearing deposits with other banks	385,250	1,466,338
Cash and cash equivalents	528,715	1,638,614
FRB and FHLB stock	81,914	57,635
Loans held for sale	14,411	35,768
Investment securities
AFS, at estimated fair value	2,597,384	3,187,390
HTM, at amortized cost	1,339,310	980,384
Net loans	19,695,199	18,325,350
Less: ACL - loans	(266,838)	(249,001)
Loans, net	19,428,361	18,076,349
Net premises and equipment	221,496	220,357
Accrued interest receivable	72,821	57,451
Goodwill and net intangible assets	561,495	538,053
Other assets	1,300,135	1,004,397
Total Assets	$26,146,042	$25,796,398
LIABILITIES
Deposits:
Noninterest-bearing	$7,372,896	$7,370,963
Interest-bearing	14,003,658	14,202,536
Total Deposits	21,376,554	21,573,499
Borrowings:
Federal funds purchased	136,000	—
Federal Home Loan Bank advances	265,500	—
Senior debt and subordinated debt	539,461	620,406
Other borrowings	483,720	417,703
Total borrowings	1,424,681	1,038,109
Accrued interest payable	5,739	7,000
Other liabilities	867,909	465,110
Total Liabilities	23,674,883	23,083,718
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10.0 million shares authorized; Series A, 0.2 million shares authorized and issued as of September 30, 2022 and December 31, 2021, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 224.5 million shares issued as of September 30, 2022 and 223.9 million issued as of December 31, 2021	561,272	559,766
Additional paid-in capital	1,536,584	1,519,873
Retained earnings	1,406,544	1,282,383
Accumulated other comprehensive (loss) income	(442,947)	27,411
Treasury stock, at cost, 57.1 million as of September 30, 2022 and 63.4 million shares as of December 31, 2021	(783,172)	(869,631)
Total Shareholders' Equity	2,471,159	2,712,680
Total Liabilities and Shareholders' Equity	$26,146,042	$25,796,398

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Interest Income
Loans, including fees	$205,468	$161,889	$519,375	$480,955
Investment securities	25,927	20,003	72,424	59,165
Loans held for sale	194	299	694	969
Other interest income	2,102	1,888	4,498	4,599
Total Interest Income	233,691	184,079	596,991	545,688
Interest Expense
Deposits	10,049	6,525	21,451	24,108
Federal funds purchased	550	—	540	—
Federal Home Loan Bank advances	1,404	—	1,404	2,286
Senior debt and subordinated debt	5,494	6144	16,921	20,704
Other borrowings	612	140	952	472
Total Interest Expense	18,109	12,809	41,268	47,570
Net Interest Income	215,582	171,270	555,723	498,118
Provision for credit losses	18,958	(600)	13,508	(9,600)
Net Interest Income After Provision for Credit Losses	196,624	171,870	542,215	507,718
Non-Interest Income
Commercial banking	20,808	16,738	57,175	50,209
Consumer banking	13,275	11,801	37,421	33,415
Wealth management	17,610	18,532	55,312	53,513
Mortgage banking	3,720	9,535	12,064	26,333
Other	3,802	5,971	10,863	12,883
Non-Interest Income Before Investment Securities Gains	59,215	62,577	172,835	176,353
Investment securities gains (losses), net	(53)	—	(26)	33,511
Total Non-Interest Income	59,162	62,577	172,809	209,864
Non-Interest Expense
Salaries and employee benefits	94,283	82,679	264,151	243,632
Data processing and software	15,807	14,335	44,807	41,828
Net occupancy	14,025	12,957	42,134	39,433
Other outside services	9,361	7,889	26,292	24,557
State taxes	3,583	4,994	10,188	13,883
Equipment	3,548	3,416	10,393	10,268
FDIC insurance	3,158	2,727	9,328	7,633
Professional fees	2,373	2,271	6,178	7,701
Marketing	1,859	1,448	4,505	3,798
Intangible amortization	690	150	1,043	443
Debt extinguishment	—	—	—	32,575
Merger-related expenses	7,006	—	8,434	—
Other	13,865	11,730	37,813	38,060
Total Non-Interest Expense	169,558	144,596	465,266	463,811
Income Before Income Taxes	86,228	89,851	249,758	253,771
Income taxes	15,357	14,268	44,610	40,160
Net Income	70,871	75,583	205,148	213,611
Preferred stock dividends	(2,562)	(2,562)	(7,686)	(7,715)
Net Income Available to Common Shareholders	$68,309	$73,021	$197,462	$205,896

PER SHARE:
Net income available to common shareholders (basic)	$0.41	$0.45	$1.21	$1.27
Net income available to common shareholders (diluted)	0.40	0.45	1.20	1.26
Cash dividends	0.15	0.14	0.45	0.42
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Net Income	$70,871	$75,583	$205,148	$213,611
Other Comprehensive (Loss)/Income, net of tax:
Unrealized gains (losses) on AFS investment securities
Unrealized (loss)/gain on securities	(120,385)	(21,622)	(362,596)	(16,073)
Reclassification adjustment for securities gains included in net income	(41)	—	(20)	(25,901)
Amortization of net unrealized losses on AFS securities transferred to HTM	1,653	637	(46,024)	2,154
Net unrealized gains (losses) on AFS investment securities	(118,773)	(20,985)	(408,640)	(39,820)
Unrealized (losses) gains on interest rate swaps used in cash flow hedges
Net unrealized holding (losses) gains arising during the period	(22,472)	(216)	(62,434)	938
Reclassification adjustment for net (losses) gains realized in net income	2,483	(675)	641	(1,462)
Net unrealized (losses) gains on interest rate swaps used in cash flow hedges	(19,989)	(891)	(61,793)	(524)
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	25	290	75	868
Other Comprehensive (Loss)/Income	(138,737)	(21,586)	(470,358)	(39,476)
Total Comprehensive (Loss) Income	$(67,866)	$53,997	$(265,210)	$174,135

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended September 30, 2022
Balance at June 30, 2022	200	$192,878	161,057	$561,181	$1,527,756	$1,363,344	$(304,210)	$(869,856)	$2,471,093
Net income						70,871			70,871
Other comprehensive loss							(138,737)		(138,737)
Common stock issued			132	91	490			1,518	2,099
Reissuance of treasury stock pursuant to acquisition			6,209		4,547			85,166	89,713
Stock-based compensation awards					3,791				3,791
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.15 per share						(25,109)			(25,109)
Balance at September 30, 2022	200	$192,878	167,398	$561,272	$1,536,584	$1,406,544	$(442,947)	$(783,172)	$2,471,159

Three months ended September 30, 2021
Balance at June 30, 2021	200	$192,878	162,988	$559,485	$1,513,645	$1,208,086	$47,201	$(828,337)	$2,692,958
Net income						75,583			75,583
Other comprehensive income							(21,586)		(21,586)
Common stock issued			132	137	781			1,049	1,967
Stock-based compensation awards					2,192				2,192
Acquisition of treasury stock			(1,691)					(26,126)	(26,126)
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.14 per share						(22,608)			(22,608)
Balance at September 30, 2021	200	$192,878	161,429	$559,622	$1,516,618	$1,258,499	$25,615	$(853,414)	$2,699,818

Nine months ended September 30, 2022
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						205,148			205,148
Other comprehensive loss							(470,358)		(470,358)
Common stock issued			699	1,506	1,998			1,293	4,797
Reissuance of treasury stock pursuant to acquisition			6,209		4,547			85,166	$89,713
Stock-based compensation awards					10,166				10,166
Preferred stock dividend						(7,686)			(7,686)
Common stock cash dividends - $0.45 per share						(73,301)			(73,301)
Balance at September 30, 2022	200	$192,878	167,398	$561,272	$1,536,584	$1,406,544	$(442,947)	$(783,172)	$2,471,159

Nine months ended September 30, 2021
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						213,611			213,611
Other comprehensive loss							(39,476)		(39,476)
Common stock issued			770	1,705	2,309			668	4,682
Stock-based compensation awards					6,192				6,192
Acquisition of treasury stock			(1,691)					(26,126)	(26,126)
Preferred stock dividend						(7,715)			(7,715)
Common stock cash dividends - $0.42 per share						(68,178)			(68,178)
Balance at September 30, 2021	200	$192,878	161,429	$559,622	$1,516,618	$1,258,499	$25,615	$(853,414)	$2,699,818

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Nine months ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$205,148	$213,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,508	(9,600)
Depreciation and amortization of premises and equipment	22,627	20,647
Net amortization of investment securities premiums	9,823	11,816
Investment securities (gains) losses, net	26	(33,511)
Gain on sales of mortgage loans held for sale	(7,974)	(20,038)
Proceeds from sales of mortgage loans held for sale	400,797	818,432
Originations of mortgage loans held for sale	(371,466)	(757,631)
Intangible amortization	1,043	443
Amortization of issuance costs and discounts on long-term borrowings	551	1,608
Debt extinguishment costs	—	32,575
Stock-based compensation	10,166	6,192
Change in deferred federal income tax	(148,952)	(11,079)
Change in life insurance cash surrender value	(90,234)	(12,802)
Other changes, net	474,156	61,509
Total adjustments	314,071	108,561
Net cash (used in) provided by operating activities	519,219	322,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	196,407	125,811
Proceeds from principal repayments and maturities of AFS securities	546,770	366,788
Proceeds from principal repayments and maturities of HTM securities	90,044	89,349
Purchase of AFS securities	(822,216)	(901,400)
Purchase of HTM securities	(30,959)	(310,699)
Sale of Visa Shares	—	33,962
(Increase) decrease of FRB and FHLB stock	(24,279)	30,836
Net (increase) decrease in loans	(819,164)	620,583
Net purchases of premises and equipment	(10,023)	(17,346)
Net cash paid for acquisition	(21,796)	292
Net change in tax credit investments	(33,178)	(12,439)
Net cash (used in) provided by investing activities	(928,394)	25,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand and savings deposits	(420,622)	1,743,512
Net (decrease) increase in time deposits	(308,503)	(508,678)
Net (decrease) increase from other borrowings	183,518	(160,479)
Repayments of senior debt and subordinated debt	(81,496)	(703,681)
Net proceeds from issuance of common stock	4,792	4,682
Dividends paid	(78,413)	(73,962)
Acquisition of treasury stock	—	(26,126)
Net cash (used in) provided by financing activities	(700,724)	275,268
Net (decrease) increase in Cash and Cash Equivalents	(1,109,899)	623,177
Cash and Cash Equivalents at Beginning of Period	1,638,614	1,847,832
Cash and Cash Equivalents at End of Period	$528,715	$2,471,009
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$42,529	$52,733
Income taxes	22,416	8,329
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$479,008	$376,165
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

Significant Accounting Policies:

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's 2021 Annual Report on Form 10-K. Those significant accounting policies are unchanged at September 30, 2022.

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

In March 2022, FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). This update reduces the complexity of accounting for TDRs by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation will adopt ASU 2022-02 on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-02 to have a material impact on its consolidated financial statements.

In June 2022, FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). This update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined and requires additional qualitative and quantitative disclosures for equity securities with contractual sale restrictions. The Corporation will adopt ASU 2022-03 on January 1, 2024. The Corporation does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

In September 2022, FASB issued ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). This update enhances transparency in the disclosure of supplier finance programs, which previously had no explicit requirements under GAAP. The Corporation will adopt ASU 2022-04 in its entirety on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-04 to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2021 consolidated financial statements and notes have been reclassified to conform to the 2022 presentation.

NOTE 2 – Business Combinations

On July 1, 2022, the Corporation completed its acquisition of Prudential Bancorp, a Pennsylvania chartered bank holding company headquartered in Philadelphia, Pennsylvania that primarily served the Greater Philadelphia region. On that date, the Corporation acquired 100% of the outstanding common stock of Prudential Bancorp and Prudential Bancorp was merged with and into the Corporation. Prudential Bancorp's wholly owned subsidiary, Prudential Bank, became a wholly owned subsidiary of the Corporation. The Corporation merged Prudential Bank with and into Fulton Bank on November 5, 2022. The Corporation expects to enhance its presence in Philadelphia, expand its customer base, leverage operating costs through economies of scale and positively affect the Corporation's operating results.

In accordance with the terms of the Merger Agreement, each share of Prudential Bancorp's common stock issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive the Merger Consideration. In the aggregate, approximately eighty percent (80%) of the Merger Consideration consisted of the Corporation's common stock with the remaining approximately twenty percent (20%) payable in cash. The receipt of the Corporation’s common stock in the Merger is expected to qualify as a tax-free exchange for Prudential Bancorp shareholders.

The acquisition of Prudential Bancorp was accounted for as a business combination using the acquisition method of accounting, and accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair values as of the Merger. The $16.3 million excess of the Merger Consideration over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes.

The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed:

Fair Value
(in thousands, except per share data)
Consideration transferred:
Common stock shares issued (6,208,516)	$89,713
Cash paid to Prudential Bancorp shareholders	29,343
Value of consideration	119,056
Assets acquired:
Cash and due from banks	7,532
Investment securities	287,126
Loans	554,288
Premises and equipment	13,743
Other assets	70,874
Total assets	933,563
Liabilities assumed:
Deposits	532,180
Borrowings(1)	284,000
Other liabilities	14,583
Total liabilities	830,763
Net assets acquired:	102,800
Goodwill resulting from acquisition of Prudential Bancorp	$16,256
(1) Includes a $30.5 million intercompany borrowing between Prudential Bank and Fulton Bank.

While the valuation of the acquired assets and liabilities is substantially completed, fair value estimates related to the assets and liabilities from Prudential Bancorp are subject to adjustment for up to one year after the closing date of the Merger as additional information becomes available. Valuations subject to adjustment include, but are not limited to, investments, loans and deposits as management continues to review the estimated fair values and evaluate the assumed tax position. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to goodwill.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the Merger, and represents the excess purchase price over the estimated fair value of the net assets acquired from Prudential Bancorp.

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed.

Cash and due from banks: The estimated fair values of cash and due from banks approximate their stated value.

Investment securities: The acquired investment portfolio had a fair value of $287.1 million, primarily consisting of mortgage-backed securities, U.S. Government securities and municipal securities. The fair value of the investment portfolio was based on quoted market prices, dealer quotes and pricing obtained from independent pricing services.

Loans: The Company recorded $554.3 million of acquired loans that were initially recorded at their fair values as of the date of the Merger. Fair value for the loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, exposure at default and prepayment assumptions are the key factors driving credit losses that are embedded into the estimated cash flows.

The following table presents information with respect to the fair value and unpaid principal balance of acquired loans and leases at the date of the Merger:

	July 1, 2022
	Unpaid Principal Balance	Fair Value
	(in thousands)
Real estate - commercial mortgage	$224,904	$216,613
Commercial and industrial	63,560	62,050
Real-estate - residential mortgage	177,327	169,098
Real-estate - home equity	6,034	5,812
Real-estate - construction	98,963	98,546
Consumer	2,306	2,286
Total acquired loans	$573,094	$554,405

The following table presents the carrying amount of loans for which, at the date of Merger, there was evidence of more than insignificant deterioration of credit quality since origination:

July 1, 2022
(in thousands)
Book balance of loans with deteriorated credit quality at acquisition	$27,057
Allowance for credit losses at acquisition	(1,135)
Non-credit related discount	(130)
Total purchased credit deteriorated loans	$25,792

The Merger resulted in the addition of $9.1 million in allowance for credit losses, including the $1.1 million identified in the table above for purchased credit deteriorated loans recorded through the provision for credit losses at the date of Merger.

Premises and equipment: The fair value of land and buildings reflected in premises and equipment was determined by obtaining recent market sales for comparable properties. The difference between the fair market value and the net book value for these properties resulted in an increase of $7.1 million to the premises and equipment acquired from Prudential Bancorp.

Intangible assets: The Corporation recorded $8.2 million of CDI reflected in Other assets that is being amortized over seven years using the sum-of-the-years digits method. The fair value of the CDI was determined using the cost savings approach. The cost savings approach is defined as the difference between the cost of funds of core deposits and an alternative cost of funds for those deposits. The CDI fair value was determined by projected discounted net cash flows that included assumptions related to customer attrition rates, discount rates, deposit interest rates, deposit account maintenance costs and alternative cost of funding rates.

Time deposits: Time deposits were valued at the account level based on their remaining maturity dates and comparing the contractual cost of the portfolio to brokered deposit costs having a similar tenor. The valuation adjustment of $1.9 million will be accreted to interest expense over the remaining maturities of the individual customer deposits.

Borrowings: The estimated fair values for borrowings approximated their stated value given these were short-term advances.

The following table presents the change in goodwill during the period:

Nine Months Ended September 30
2022
(in thousands)
Goodwill at December 31, 2021	$534,266
Goodwill from Prudential Bancorp acquisition	16,256
Goodwill at September 30, 2022	$550,522

Merger-related expenses

The Company developed a comprehensive integration plan under which it has incurred direct costs that are expensed as incurred. These direct costs include costs primarily related to terminated contracts, consolidated facilities (including lease termination expenses), severance, marketing and professional and legal fees. Costs related to the acquisition and restructuring are included in Merger-related expenses on the unaudited Consolidated Statements of Income.

The following table details the costs identified and classified as Merger-related expenses:

	Three Months Ended September 30	Nine Months Ended September 30
	2022	2022
	(in thousands)
Salaries and employee benefits	$487	$487
Data processing and software	1,113	1,114
Net occupancy	1,552	1,554
Other outside services	216	221
Professional fees	1,250	2,444
Marketing	88	88
Charitable donation	2,000	2,000
Other	300	526
Total Merger-related expenses	$7,006	$8,434

As part of the Merger, the Corporation made a $2.0 million contribution to the Fulton Forward Foundation in July 2022, designated to be used to provide impact gifts in support of nonprofit community organizations in Philadelphia that are focused on advancing economic empowerment, particularly in underserved communities.

Income Statement

The following table summarizes the results of operations contributed by Prudential Bancorp for the three-month period ended September 30, 2022 presented in the unaudited Consolidated Statements of Income:

Three Months Ended September 30
2022
(in thousands)
Total interest income	$10,871
Total interest expense	2,733
Net interest income	8,138
Provisions for credit losses	7,571
Net Interest Income After Provision for Credit Losses	567
Total noninterest income	197
Total noninterest expense	3,583
Income Before Income Taxes	(2,819)
Income taxes	(753)
Net Loss	$(2,066)

Pro Forma Income Statement (unaudited)

The below table presents the pro forma results of the operations of the combined institutions (Prudential Bancorp and the Corporation) as if the Merger occurred on January 1, 2021. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization and do not consider future cost savings the Corporation expects to achieve with the merging Prudential Bank with and into the Bank. No additional Merger-related expenses have been included in the pro forma results of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in thousands)
Net interest income	$215,582	$177,328	$575,996	$515,674
Provision for credit losses	18,958	(400)	19,528	(9,400)
Net Interest Income After Provision for Credit Losses	196,624	177,728	556,468	525,074
Total noninterest income	59,162	63,709	177,733	212,966
Total noninterest expenses	169,558	149,234	494,671	477,342
Income Before Income Taxes	86,228	92,203	239,530	260,698
Income tax expense	15,357	14,629	41,825	41,143
Net Income	$70,871	$77,574	$197,705	$219,555

NOTE 3 – Restrictions on Cash and Cash Equivalents
Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of September 30, 2022 and December 31, 2021 were $16.5 million and $202.8 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$226,439	$—	$(8,255)	$218,184
U.S. Government-sponsored agency securities	1,053	—	(47)	1,006
State and municipal securities	1,287,140	12	(248,967)	1,038,185
Corporate debt securities	436,443	—	(36,828)	399,615
Collateralized mortgage obligations	155,010	—	(12,609)	142,401
Residential mortgage-backed securities	246,854	6	(32,608)	214,252
Commercial mortgage-backed securities	655,384	—	(71,643)	583,741
Total	$3,008,323	$18	$(410,957)	$2,597,384

Held to Maturity
Residential mortgage-backed securities	$470,879	$—	$(60,881)	$409,998
Commercial mortgage-backed securities	868,431	—	(136,719)	731,712
Total	$1,339,310	$—	$(197,600)	$1,141,710

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(in thousands)
U.S. Government securities	$127,831	$—	$(213)	$127,618
State and municipal securities	1,139,187	50,161	(678)	1,188,670
Corporate debt securities	373,482	13,009	(358)	386,133
Collateralized mortgage obligations	206,532	3,581	(754)	209,359
Residential mortgage-backed securities	231,607	1,224	(3,036)	229,795
Commercial mortgage-backed securities	974,541	6,141	(9,534)	971,148
Auction rate securities	76,350	—	(1,683)	74,667
Total	$3,129,530	$74,116	$(16,256)	$3,187,390

Held to Maturity
Residential mortgage-backed securities	$404,958	$11,022	$(7,067)	$408,913
Commercial mortgage-backed securities	575,426	—	(18,472)	556,954
Total	$980,384	$11,022	$(25,539)	$965,867

During the first quarter of 2022, all ARCs were sold.

On May 1, 2022, the Corporation transferred certain residential mortgage-backed securities and commercial mortgage-backed securities from AFS to HTM classification as permitted by ASU 2019-04. The estimated fair value of the securities transferred was $415.2 million, and the amortized cost of the securities was $479.0 million.

Securities carried at $1.3 billion at September 30, 2022 and $2.5 billion at December 31, 2021 were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of September 30, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	September 30, 2022
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$9,524	$9,516	$—	$—
Due from one year to five years	287,824	277,609	—	—
Due from five years to ten years	506,946	463,474	—	—
Due after ten years	1,146,781	906,391	—	—
	1,951,075	1,656,990	—	—
Residential mortgage-backed securities(1)	246,854	214,252	470,879	409,998
Commercial mortgage-backed securities(1)	655,384	583,741	868,431	731,712
Collateralized mortgage obligations(1)	155,010	142,401	—	—
Total	$3,008,323	$2,597,384	$1,339,310	$1,141,710
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net (Losses) Gains
Three months ended	(in thousands)
September 30, 2022	$33	$(86)	$(53)
September 30, 2021	—	—	—

Nine months ended
September 30, 2022	$1,587	$(1,613)	$(26)
September 30, 2021	34,481	(970)	33,511

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

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	September 30, 2022
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(dollars in thousands)
U.S. Government securities	3	$218,184	$(8,255)	—	$—	$—	$218,184	$(8,255)
U.S. Government-sponsored agency securities	1	1,006	(47)	—	—	—	1,006	(47)
State and municipal securities	395	982,919	(228,508)	22	45,759	(20,459)	1,028,678	(248,967)
Corporate debt securities	68	386,141	(35,547)	2	10,718	(1,281)	396,859	(36,828)
Collateralized mortgage obligations	100	121,120	(7,182)	1	21,281	(5,427)	142,401	(12,609)
Residential mortgage-backed securities	101	157,808	(19,901)	4	55,110	(12,707)	212,918	(32,608)
Commercial mortgage-backed securities	122	462,988	(47,022)	12	120,753	(24,621)	583,741	(71,643)
Total available for sale	790	$2,330,166	$(346,462)	41	$253,621	$(64,495)	$2,583,787	$(410,957)

Held to Maturity
Residential mortgage-backed securities	108	$270,986	$(20,485)	12	$139,012	$(40,396)	$409,998	$(60,881)
Commercial mortgage-backed securities	33	376,207	(46,035)	27	355,505	(90,684)	731,712	(136,719)
Total	141	$647,193	$(66,520)	39	$494,517	$(131,080)	$1,141,710	$(197,600)

	December 31, 2021
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
U.S Government Securities	2	$127,618	$(213)	—	$—	$—	$127,618	$(213)
State and municipal securities	29	82,731	(678)	—	—	—	82,731	(678)
Corporate debt securities	6	43,068	(358)	—	—	—	43,068	(358)
Collateralized mortgage obligations	4	28,517	(754)	—	—	—	28,517	(754)
Residential mortgage-backed securities	7	123,687	(2,388)	1	16,669	(648)	140,356	(3,036)
Commercial mortgage-backed securities	41	512,312	(9,534)	—	—	—	512,312	(9,534)
Auction rate securities	—	—	—	118	74,667	(1,683)	74,667	(1,683)
Total available for sale	89	$917,933	$(13,925)	119	$91,336	$(2,331)	$1,009,269	$(16,256)

Held to Maturity
Residential mortgage-backed securities	14	$205,969	$(7,067)	—	$—	$—	$205,969	$(7,067)
Commercial mortgage-backed securities	36	556,954	(18,472)	—	—	—	556,954	(18,472)
Total	50	$762,923	$(25,539)	—	$—	$—	$762,923	$(25,539)

The Corporation's collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of September 30, 2022 and December 31, 2021.

Based on management’s evaluations, no ACL was required for state and municipal securities as of September 30, 2022 or December 31, 2021. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of September 30, 2022 and December 31, 2021, all corporate debt securities were rated above investment grade. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of September 30, 2022 or December 31, 2021.

As of December 31, 2021, all ARCs were rated above investment grade. All of the loans underlying the ARCs had principal payments that were guaranteed by the federal government. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for ARCs as of December 31, 2021.

NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$7,554,509	$7,279,080
Commercial and industrial (1)	4,243,392	4,208,327
Real-estate - residential mortgage	4,574,228	3,846,750
Real-estate - home equity	1,110,103	1,118,248
Real-estate - construction	1,273,097	1,139,779
Consumer	633,666	464,657
Equipment lease financing and other	328,057	283,557
Overdrafts	2,162	1,988
Gross loans	19,719,214	18,342,386
Unearned income	(24,015)	(17,036)
Net loans	$19,695,199	$18,325,350
(1) Includes PPP loans totaling $32.1 million and $301.3 million as of September 30, 2022 and December 31, 2021, respectively.

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

The following table presents the components of the ACL:

	September 30, 2022	December 31, 2021
	(in thousands)
ACL - loans	$266,838	$249,001
ACL - OBS credit exposure(1)	15,690	14,533
Total ACL	$282,528	$263,534
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$262,887	$269,805	$263,534	$291,940
CECL Day 1 Provision expense	7,954	—	7,954	—
Purchased credit deteriorated loans	1,135	—	1,135	—
Loans charged off	(3,724)	(2,234)	(7,242)	(19,958)
Recoveries of loans previously charged off	3,272	4,539	11,593	9,128
Net loans (charged-off) recovered	(452)	2,305	4,351	(10,830)
Provision for credit losses (1)	11,004	(600)	5,554	(9,600)
Balance at end of period	$282,528	$271,510	$282,528	$271,510
(1) Includes $1.4 million and $10 thousand for the three months ended September 30, 2022 and 2021, respectively, and includes $1.2 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, related to OBS credit exposure.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Consumer and Home Equity	Real Estate Residential Mortgage	Real Estate Construction	Equipment lease financing, other and overdrafts	Total
	(in thousands)
Three months ended September 30, 2022
Balance at June 30, 2022	$72,605	$72,119	$23,080	$61,635	$10,628	$8,497	$248,564
CECL Day 1 Provision expense	4,107	—	131	3,716	—	—	7,954
Purchased credit deteriorated loans	1,051	—	7	77	—	—	1,135
Loans charged off	(86)	(1,783)	(1,172)	—	—	(683)	(3,724)
Recoveries of loans previously charged off	29	2,213	682	101	—	247	3,272
Net loans recovered (charged off)	(57)	430	(490)	101	—	(436)	(452)
Provision for loan losses (1)	11,144	(6,424)	1,812	1,880	1,045	180	9,637
Balance at September 30, 2022	$88,850	$66,125	$24,540	$67,409	$11,673	$8,241	$266,838
Three months ended September 30, 2021
Balance at June 30, 2021	$95,381	$65,404	$21,994	$54,188	$12,654	$5,411	$255,032
Loans charged off	(14)	(647)	(504)	(602)	—	(467)	(2,234)
Recoveries of loans previously charged off	564	2,330	504	86	697	358	4,539
Net loans recovered (charged off)	550	1,683	—	(516)	697	(109)	2,305
Provision for loan and lease losses (1)	234	(4,196)	(526)	2,557	(930)	2,251	(610)
Balance at September 30, 2021	$96,165	$62,891	$21,468	$56,229	$12,421	$7,553	$256,727
Nine months ended September 30, 2022
Balance at December 31, 2021	$87,970	$67,056	$19,749	$54,236	$12,941	$7,049	$249,001
CECL Day 1 Provision expense	4,107	—	131	3,716	—	—	7,954
Purchased credit deteriorated loans	1,051	—	7	77	—	—	1,135
Loans charged off	(238)	(2,211)	(3,101)	(66)	—	(1,626)	(7,242)
Recoveries of loans previously charged off	3,677	4,932	1,898	415	44	627	11,593
Net loans recovered (charged off)	3,439	2,721	(1,203)	349	44	(999)	4,351
Provision for loan losses (1)	(7,717)	(3,652)	5,856	9,031	(1,312)	2,191	4,397
Balance at September 30, 2022	$88,850	$66,125	$24,540	$67,409	$11,673	$8,241	$266,838
Nine months ended September 30, 2021
Balance at December 31, 2020	$103,425	$74,771	$25,137	$51,995	$15,608	$6,631	$277,567
Loans charged off	(8,357)	(5,920)	(2,481)	(1,290)	(39)	(1,871)	(19,958)
Recoveries of loans previously charged off	1,467	3,792	1,578	286	1,335	670	9,128
Net loans recovered (charged off)	(6,890)	(2,128)	(903)	(1,004)	1,296	(1,201)	(10,830)
Provision for loan losses (1)	(370)	(9,752)	(2,766)	5,238	(4,483)	2,123	(10,010)
Balance at September 30, 2021	$96,165	$62,891	$21,468	$56,229	$12,421	$7,553	$256,727
(1) Provision included in the table only includes the portion related to net loans.

Included in the third quarter of 2022 provision for credit losses was a CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio. The ACL also included $1.1 million for purchased credit deteriorated loans for the acquired Prudential Bancorp loan portfolio.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality.

The provision for credit losses for the third quarter of 2022 was recorded to increase the allowance for credit losses as a result of an increase in non-performing loans, as well as increases for the office building portfolio, reflected in the commercial real estate loan portfolio, and the consumer loan, real estate construction and residential mortgage loan portfolios.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2022 and December 31, 2021, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of September 30, 2022 and December 31, 2021, approximately 89% and 98%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	September 30, 2022			December 31, 2021
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(in thousands)
Real estate - commercial mortgage	$58,518	$36,186	$94,704	$20,564	$32,251	$52,815
Commercial and industrial	11,171	18,633	29,804	12,571	17,570	30,141
Real estate - residential mortgage	31,464	—	31,464	35,269	—	35,269
Real estate - home equity	6,960	133	7,093	8,671	—	8,671
Real estate - construction	185	1,271	1,456	173	728	901
Consumer	101	—	101	229	—	229
Equipment lease financing and other	4,327	9,255	13,582	6,247	9,393	15,640
	$112,726	$65,478	$178,204	$83,724	$59,942	$143,666

As of September 30, 2022 and December 31, 2021, there were $65.5 million and $59.9 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$102,525	$355,433	$299,312	$48,953	$49,473	$113,662	$37,564	$—	$1,006,922
Special Mention	—	—	2,789	—	—	5,463	—	—	8,252
Substandard or Lower	—	—	—	2,310	—	4,633	208	—	7,151
Total real estate - construction	102,525	355,433	302,101	51,263	49,473	123,758	37,772	—	1,022,325
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	44	44
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	44	44
Commercial and industrial(2)
Pass	635,272	497,464	419,171	337,009	191,715	641,262	1,306,921	962	4,029,776
Special Mention	7,762	10,941	8,550	8,819	4,957	21,754	41,119	—	103,902
Substandard or Lower	791	4,887	3,893	14,400	6,316	23,992	55,435	—	109,714
Total commercial and industrial	643,825	513,292	431,614	360,228	202,988	687,008	1,403,475	962	4,243,392
Commercial and industrial
Current period gross charge-offs	—	—	(36)	—	(21)	(365)	(1,192)	(597)	(2,211)
Current period recoveries	—	—	30	95	379	1,618	747	2,063	4,932
Total net (charge-offs) recoveries	—	—	(6)	95	358	1,253	(445)	1,466	2,721
Real estate - commercial mortgage
Pass	730,581	1,147,950	955,537	808,474	613,888	2,680,340	65,607	—	7,002,377
Special Mention	96	29,528	38,858	35,957	18,060	155,437	1,200	—	279,136
Substandard or Lower	94	1,496	7,563	68,248	28,686	166,666	243	—	272,996
Total real estate - commercial mortgage	730,771	1,178,974	1,001,958	912,679	660,634	3,002,443	67,050	—	7,554,509
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(238)	(238)
Current period recoveries	—	—	—	—	—	4	—	3,673	3,677
Total net (charge-offs) recoveries	—	—	—	—	—	4	—	3,435	3,439
Total
Pass	$1,468,378	$2,000,847	$1,674,020	$1,194,436	$855,076	$3,435,264	$1,410,092	$962	$12,039,075
Special Mention	7,858	40,469	50,197	44,776	23,017	182,654	42,319	—	391,290
Substandard or Lower	885	6,383	11,456	84,958	35,002	195,291	55,886	—	389,861
Total	$1,477,121	$2,047,699	$1,735,673	$1,324,170	$913,095	$3,813,209	$1,508,297	$962	$12,820,226
(1) Excludes real estate - construction - other.
(2) Loans originated in 2021 and 2020 include $32.1 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the prior period:

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	( in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - construction(1)
Pass	$190,030	$315,811	$113,245	$83,886	$17,545	$117,157	$46,409	$—	$884,083
Special Mention	5,843	775	9,984	20,200	15,724	6,315	—	—	58,841
Substandard or Lower	—	—	—	—	1,912	4,185	227	—	6,324
Total real estate - construction	195,873	316,586	123,229	104,086	35,181	127,657	46,636	—	949,248
Real estate - construction(1)
Current period gross charge-offs	—	—	(39)	—	—	—	—	—	(39)
Current period recoveries	—	—	39	—	—	1,373	—	—	1,412
Total net (charge-offs) recoveries	—	—	—	—	—	1,373	—	—	1,373
Commercial and industrial(2)
Pass	855,924	520,802	396,575	232,805	147,675	581,762	1,177,857	339	3,913,739
Special Mention	5,386	8,538	33,937	8,301	10,346	23,380	52,386	95	142,369
Substandard or Lower	1,225	9,775	19,393	24,327	11,912	34,825	49,562	1,200	152,219
Total commercial and industrial	862,535	539,115	449,905	265,433	169,933	639,967	1,279,805	1,634	4,208,327
Commercial and industrial
Current period gross charge-offs	(2,977)	(406)	(4,966)	(208)	(286)	(800)	(5,694)	—	(15,337)
Current period recoveries	6	39	4,691	841	457	2,342	1,211	—	9,587
Total net (charge-offs) recoveries	(2,971)	(367)	(275)	633	171	1,542	(4,483)	—	(5,750)
Real estate - commercial mortgage
Pass	1,086,113	899,172	826,866	624,653	712,223	2,356,308	55,370	—	6,560,705
Special Mention	1,317	60,732	96,508	25,280	33,595	169,732	115	—	387,279
Substandard or Lower	1,537	8,516	28,810	68,818	69,793	151,450	684	1,488	331,096
Total real estate - commercial mortgage	1,088,967	968,420	952,184	718,751	815,611	2,677,490	56,169	1,488	7,279,080
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(14)	(25)	(6,972)	(1,517)	(198)	—	(8,726)
Current period recoveries	—	—	—	—	983	1,491	—	—	2,474
Total net (charge-offs) recoveries	—	—	(14)	(25)	(5,989)	(26)	(198)	—	(6,252)
Total
Pass	$2,132,067	$1,735,785	$1,336,686	$941,344	$877,443	$3,055,227	$1,279,636	$339	$11,358,527
Special Mention	12,546	70,045	140,429	53,781	59,665	199,427	52,501	95	588,489
Substandard or Lower	2,762	18,291	48,203	93,145	83,617	190,460	50,473	2,688	489,639
Total	$2,147,375	$1,824,121	$1,525,318	$1,088,270	$1,020,725	$3,445,114	$1,382,610	$3,122	$12,436,655
(1) Excludes real estate - construction - other.
(2) Loans originated in 2021 and 2020 include $301.3 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

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

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Consumer and real estate - home equity
Performing	$323,238	$121,500	$89,432	$59,199	$51,895	$98,043	$847,612	$142,704	$1,733,623
Nonperforming	152	209	32	167	112	2,071	1,739	5,664	10,146
Total consumer and real estate - home equity	323,390	121,709	89,464	59,366	52,007	100,114	849,351	148,368	1,743,769
Consumer and real estate - home equity
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(355)	(178)	(1,787)	(3,101)
Current period recoveries	—	44	88	29	16	516	248	957	1,898
Total net (charge-offs) recoveries	—	(543)	18	(79)	—	161	70	(830)	(1,203)
Real estate - residential mortgage
Performing	763,300	1,672,528	1,077,559	296,437	87,861	634,295	—	—	4,531,980
Nonperforming	—	2,610	5,222	4,696	3,983	25,737	—	—	42,248
Total real estate - residential mortgage	763,300	1,675,138	1,082,781	301,133	91,844	660,032	—	—	4,574,228
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(66)	(66)
Current period recoveries	—	—	4	—	27	261	—	123	415
Total net (charge-offs) recoveries	—	—	4	—	27	261	—	57	349
Equipment lease financing and other
Performing	134,364	45,541	44,928	33,309	17,173	17,307	—	—	292,622
Nonperforming	—	—	—	—	—	13,582	—	—	13,582
Total leasing and other	134,364	45,541	44,928	33,309	17,173	30,889	—	—	306,204
Equipment lease financing and other
Current period gross charge-offs	(304)	(108)	(72)	(50)	(21)	(1,071)	—	—	(1,626)
Current period recoveries	33	12	74	20	6	253	—	229	627
Total net (charge-offs) recoveries	(271)	(96)	2	(30)	(15)	(818)	—	229	(999)
Construction - other
Performing	113,328	118,987	13,429	—	4,568	—	—	460	250,772
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	113,328	118,987	13,429	—	4,568	—	—	460	250,772
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,334,230	$1,958,556	$1,225,348	$388,945	$161,497	$749,645	$847,612	$143,164	$6,808,997
Nonperforming	152	2,819	5,254	4,863	4,095	41,390	1,739	5,664	65,976
Total	$1,334,382	$1,961,375	$1,230,602	$393,808	$165,592	$791,035	$849,351	$148,828	$6,874,973

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Consumer and Real estate - home equity
Performing	$162,441	$102,918	$73,769	$68,564	$33,254	$135,412	$990,842	$3,999	$1,571,199
Nonperforming	122	101	60	51	314	2,348	8,512	198	11,706
Total consumer and real estate - home equity	162,563	103,019	73,829	68,615	33,568	137,760	999,354	4,197	1,582,905
Consumer and Real estate - home equity
Current period gross charge-offs	(175)	(491)	(496)	(238)	(224)	(411)	(1,274)	—	(3,309)
Current period recoveries	—	223	131	131	167	1,048	645	—	2,345
Total net (charge-offs) recoveries	(175)	(268)	(365)	(107)	(57)	637	(629)	—	(964)
Real estate - residential mortgage
Performing	1,548,174	1,133,602	344,625	113,801	198,164	468,842	—	—	3,807,208
Nonperforming	—	6,753	2,189	3,424	2,844	24,332	—	—	39,542
Total real estate - residential mortgage	1,548,174	1,140,355	346,814	117,225	201,008	493,174	—	—	3,846,750
Real estate - residential mortgage
Current period gross charge-offs	—	(626)	(148)	(125)	(4)	(387)	—	—	(1,290)
Current period recoveries	—	—	1	18	—	264	92	—	375
Total net (charge-offs) recoveries	—	(626)	(147)	(107)	(4)	(123)	92	—	(915)
Equipment lease financing and other
Performing	97,077	65,316	49,591	34,107	22,444	1,369	—	—	269,904
Nonperforming	—	—	—	—	15,503	138	—	—	15,641
Total leasing and other	97,077	65,316	49,591	34,107	37,947	1,507	—	—	285,545
Equipment lease financing and other
Current period gross charge-offs	(975)	(1,276)	—	—	—	—	—	—	(2,251)
Current period recoveries	255	539	88	10	18	43	—	—	953
Total net (charge-offs) recoveries	(720)	(737)	88	10	18	43	—	—	(1,298)
Construction - other
Performing	144,652	40,040	638	5,028	—	—	—	—	190,358
Nonperforming	—	—	—	—	173	—	—	—	173
Total construction - other	144,652	40,040	638	5,028	173	—	—	—	190,531
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Total
Performing	$1,952,344	$1,341,876	$468,623	$221,500	$253,862	$605,623	$990,842	$3,999	$5,838,669
Nonperforming	122	6,854	2,249	3,475	18,834	26,818	8,512	198	67,062
Total	$1,952,466	$1,348,730	$470,872	$224,975	$272,696	$632,441	$999,354	$4,197	$5,905,731

The following table presents non-performing assets:

	September 30, 2022	December 31, 2021
	(in thousands)
Non-accrual loans	$178,204	$143,666
Loans 90 days or more past due and still accruing(1)	14,559	8,453
Total non-performing loans	192,763	152,119
OREO (2)	5,877	1,817
Total non-performing assets	$198,640	$153,936
(1) Excludes PPP loans which are fully guaranteed by the federal government of $10.4 million as of September 30, 2022.
(2) Excludes $3.4 million and $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2022 and December 31, 2021, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(in thousands)
September 30, 2022
Real estate – commercial mortgage	$9,428	$1,884	$1,577	$94,704	$7,446,916	$7,554,509
Commercial and industrial(1)	4,705	228	27	29,804	4,208,628	4,243,392
Real estate – residential mortgage	45,625	9,825	10,133	31,464	4,477,181	4,574,228
Real estate – home equity	4,976	815	2,087	7,093	1,095,132	1,110,103
Real estate – construction	17,181	2,106	—	1,456	1,252,354	1,273,097
Consumer	6,308	1,384	735	101	625,138	633,666
Equipment lease financing and other	70	—	—	13,582	292,552	306,204
Total	$88,293	$16,242	$14,559	$178,204	$19,397,901	$19,695,199
(1) Delinquent PPP loans 30-59 days past due and 60-89 days past due of $2.2 million and $3.4 million, respectively, which are fully guaranteed by the federal government, are classified as current.

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

The following table presents TDRs, by class segment:

	September 30, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$3,448	$3,464
Commercial and industrial	1,837	1,857
Real estate - residential mortgage	12,101	11,948
Real estate - home equity	11,719	12,218
Consumer	2	5
Total accruing TDRs	29,107	29,492
Non-accrual TDRs (1)	40,401	55,945
Total TDRs	$69,508	$85,437
(1) Included in non-accrual loans in the preceding table detailing non-performing assets.

The following table presents TDRs, by class segment, for loans that were modified during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30				Nine months ended September 30
	2022		2021		2022		2021
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Commercial and industrial	—	$—	5	$852	1	$82	9	$2,745
Real estate - commercial mortgage	—	—	4	9,129	1	150	9	16,020
Real estate - residential mortgage	—	—	5	1,703	5	293	42	12,431
Real estate - home equity	—	—	6	123	5	329	22	870
Real estate - construction	—	—	—	—	—	—	1	154
Consumer	4	155	—	—	6	354	—	—
Total	4	$155	20	$11,807	18	$1,208	83	$32,220

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of the COVID-19 pandemic and who were not delinquent at the time of the payment schedule modifications have been excluded from TDRs. As of September 30, 2022, $9.0 million in recorded investment remains in active COVID-19 deferral programs.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Amortized cost:
Balance at beginning of period	$35,249	$36,062	$35,993	$38,745
Originations of MSRs	1,051	2,637	3,459	6,905
Amortization	(1,360)	(2,661)	(4,512)	(9,612)
Balance at end of period	$34,940	$36,038	$34,940	$36,038

Valuation allowance:
Balance at beginning of period	$—	$(6,600)	$(600)	$(10,500)
Reduction (addition) to valuation allowance	—	3,500	600	7,400
Balance at end of period	$—	$(3,100)	$—	$(3,100)

Net MSRs at end of period	$34,940	$32,938	$34,940	$32,938
Estimated fair value of MSRs at end of period	$51,072	$32,938	$51,072	$32,938

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.2 billion and $4.3 billion as of September 30, 2022 and December 31, 2021, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $51.1 million and $35.4 million at September 30, 2022 and December 30, 2021, respectively. Based on its fair value analysis as of September 30, 2022, the Corporation determined that no valuation allowance was required as of September 30, 2022.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation's variable-rate liabilities. During the next twelve months, the Corporation estimates that an additional $33.2 million will be reclassified as a decrease to interest income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2022		December 31, 2021
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(in thousands)
Interest Rate Locks with Customers
Positive fair values	$73,375	$127	$261,428	$2,326
Negative fair values	32,398	(736)	2,549	(23)
Forward Commitments
Positive fair values	75,000	2,646	51,000	41
Negative fair values	—	—	—	—
Interest Rate Swaps with Customers
Positive fair values	—	—	3,213,924	153,752
Negative fair values	3,980,850	(303,249)	752,462	(4,766)
Interest Rate Swaps with Dealer Counterparties
Positive fair values	3,980,850	176,276	752,462	4,766
Negative fair values	—	—	3,213,924	(79,889)
Interest Rate Swaps used in Cash Flow Hedges
Positive fair values	—	—	500,000	60
Negative fair values	1,000,000	(10,453)	500,000	(1,432)
Foreign Exchange Contracts with Customers
Positive fair values	12,965	941	7,629	229
Negative fair values	2,810	(75)	3,388	(51)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	3,212	86	3,656	69
Negative fair values	13,372	(931)	9,364	(240)
.

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 30, 2022
Interest Rate Products	$(29,053)	$(29,053)	$—	Interest income	$(3,210)	$(3,210)	$—
Three months ended September 30, 2021
Interest Rate Products	(280)	(280)	—	Interest income	873	873	—
Nine months ended September 30, 2022
Interest Rate Products	(80,716)	(80,716)	—	Interest income	(828)	(828)	—
Nine months ended September 30, 2021
Interest Rate Products	1,215	1,215	—	Interest Income	1,894	1,894	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	Interest Income
	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(3,210)	$873	$(828)	$1,894
Interest contracts:
Amount of gain reclassified from AOCI into income	(3,210)	873	(828)	1,894
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of Gain Reclassified from AOCI into Income - Included Component	(3,210)	873	(828)	1,894
Amount of Gain or (Loss) Reclassified from AOCI into Income - Excluded Component	—	—	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended September 30		Nine months ended September 30
		2022	2021	2022	2021
		(in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$1,403	$228	$(307)	$(2,134)
Interest rate swaps	Other expense	—	1,069	—	861
Foreign exchange contracts	Other income	(27)	(17)	14	(21)
Net fair value gains/(losses) on derivative financial instruments		$1,376	$1,280	$(293)	$(1,294)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	September 30, 2022	December 31, 2021
	(in thousands)
Amortized cost (1)	$14,813	$35,050
Fair value	14,411	35,768
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $0.5 million for the three months ended September 30, 2022 compared to losses of $0.2 million for the three months ended September 30, 2021. Losses related to changes in fair values of mortgage loans held for sale were $1.1 million and $2.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral (2)	Amount
	(in thousands)
September 30, 2022
Interest rate swap derivative assets	$176,276	$(10,453)	$—	$165,823
Foreign exchange derivative assets with correspondent banks	86	(86)	—	—
Total	$176,362	$(10,539)	$—	$165,823

Interest rate swap derivative liabilities	$313,702	$—	$(144,847)	$168,855
Foreign exchange derivative liabilities with correspondent banks	931	(86)	—	845
Total	$314,633	$(86)	$(144,847)	$169,700

December 31, 2021
Interest rate swap derivative assets	$158,578	$(8,028)	$—	$150,550
Foreign exchange derivative assets with correspondent banks	69	(69)	—	—
Total	$158,647	$(8,097)	$—	$150,550

Interest rate swap derivative liabilities	$86,087	$(6,656)	$(74,359)	$5,072
Foreign exchange derivative liabilities with correspondent banks	240	(69)	—	171
Total	$86,327	$(6,725)	$(74,359)	$5,243

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

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive (loss) income:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended September 30, 2022	(in thousands)
Unrealized loss on securities	$(155,758)	$35,373	$(120,385)
Reclassification adjustment for securities gains included in net income (1)	(53)	12	(41)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,139	(486)	1,653
Net unrealized holding loss arising during the period on interest rate swaps used in cash flow hedges	(29,053)	6,581	(22,472)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	3,210	(727)	2,483
Amortization of net unrecognized pension and postretirement items (3)	33	(8)	25
Total Other Comprehensive Loss	$(179,482)	$40,745	$(138,737)
Three months ended September 30, 2021
Unrealized loss on securities	$(27,975)	$6,353	$(21,622)
Amortization of net unrealized gains on AFS securities transferred to HTM (2)	824	(187)	637
Net unrealized holding gain arising during the period on interest rate swaps used in cash flow hedges	(280)	64	(216)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(873)	198	(675)
Amortization of net unrecognized pension and postretirement items (3)	370	(80)	290
Total Other Comprehensive Loss	$(27,934)	$6,348	$(21,586)

Nine months ended September 30, 2022
Unrealized loss on securities	$(469,137)	$106,541	$(362,596)
Reclassification adjustment for securities loss included in net income (1)	(26)	6	(20)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	(59,547)	13,523	(46,024)
Net unrealized loss on interest rate swaps used in cash flow hedges	(80,716)	18,282	(62,434)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	828	(187)	641
Amortization of net unrecognized pension and postretirement items (3)	96	(21)	75
Total Other Comprehensive Loss	$(608,502)	$138,144	$(470,358)

Nine months ended September 30, 2021
Unrealized loss on securities	$(20,796)	$4,723	$(16,073)
Reclassification adjustment for securities gains included in net income (1)	(33,511)	7,610	(25,901)
Amortization of net unrealized losses on AFS securities transferred to HTM (2)	2,787	(633)	2,154
Net unrealized gain on interest rate swaps used in cash flow hedges	1,215	(277)	938
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(1,894)	432	(1,462)
Amortization of net unrecognized pension and postretirement items (3)	1,111	(243)	868
Total Other Comprehensive Loss	$(51,088)	$11,612	$(39,476)

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

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) Gain on Interest Rate Swaps used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(in thousands)
Three months ended September 30, 2022
Balance at June 30, 2022	$(249,427)	$(46,620)	$(8,163)	$(304,210)
OCI before reclassifications	(120,385)	—	—	(120,385)
Amounts reclassified from AOCI	(41)	(19,989)	25	(20,005)
Amortization of net unrealized losses on AFS securities transferred to HTM	1,653	—	—	1,653
Balance at September 30, 2022	$(368,200)	$(66,609)	$(8,138)	$(442,947)
Three months ended September 30, 2021
Balance at June 30, 2021	$62,769	$367	$(15,935)	$47,201
OCI before reclassifications	(21,622)	—	—	(21,622)
Amounts reclassified from AOCI	—	(891)	290	(601)
Amortization of net unrealized losses on AFS securities transferred to HTM	637	—	—	637
Balance at September 30, 2021	$41,784	$(524)	$(15,645)	$25,615

Nine months ended September 30, 2022
Balance at December 31, 2021	$40,440	$(4,816)	$(8,213)	$27,411
OCI before reclassifications	(362,596)	—	—	(362,596)
Amounts reclassified from AOCI	(20)	(61,793)	75	(61,738)
Amortization of net unrealized losses on AFS securities transferred to HTM	(46,024)	—	—	(46,024)
Balance at September 30, 2022	$(368,200)	$(66,609)	$(8,138)	$(442,947)
Nine months ended September 30, 2021
Balance at December 31, 2020	$81,604	$—	$(16,513)	$65,091
OCI before reclassifications	(16,073)	—	—	(16,073)
Amounts reclassified from AOCI	(25,901)	(524)	868	(25,557)
Amortization of net unrealized losses on AFS securities transferred to HTM	2,154	—	—	2,154
Balance at September 30, 2021	$41,784	$(524)	$(15,645)	$25,615

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$14,411	$—	$14,411
Available for sale investment securities:
Equity securities	—	—	—	—
U.S. Government securities	218,184	—	—	218,184
U.S. Government-sponsored agency securities	—	1,006	—	1,006
State and municipal securities	—	1,038,185	—	1,038,185
Corporate debt securities	—	399,615	—	399,615
Collateralized mortgage obligations	—	142,401	—	142,401
Residential mortgage-backed securities	—	214,252	—	214,252
Commercial mortgage-backed securities	—	583,741	—	583,741
Total available for sale investment securities	218,184	2,379,200	—	2,597,384
Other assets:
Investments held in Rabbi Trust	22,933	—	—	22,933
Derivative assets	1,027	179,049	—	180,076
Total assets	$242,144	$2,572,660	$—	$2,814,804
Other liabilities:
Deferred compensation liabilities	$22,933	$—	$—	$22,933
Derivative liabilities	1,006	314,438	—	315,444
Total liabilities	$23,939	$314,438	$—	$338,377

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Loans held for sale	$—	$35,768	$—	$35,768
Available for sale investment securities:
U.S. Government securities	127,618	—	—	127,618
State and municipal securities	—	1,188,670	—	1,188,670
Corporate debt securities	—	386,133	—	386,133
Collateralized mortgage obligations	—	209,359	—	209,359
Residential mortgage-backed securities	—	229,795	—	229,795
Commercial mortgage-backed securities	—	971,148	—	971,148
Auction rate securities	—	—	74,667	74,667
Total available for sale investment securities	127,618	2,985,105	74,667	3,187,390
Other assets:
Investments held in Rabbi Trust	28,619	—	—	28,619
Derivative assets	298	160,945	—	161,243
Total assets	$156,535	$3,181,818	$74,667	$3,413,020
Other liabilities:
Deferred compensation liabilities	$28,619	$—	$—	$28,619
Derivative liabilities	291	86,110	—	86,401
Total liabilities	$28,910	$86,110	$—	$115,020

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:
Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2022 and December 31, 2021 were based on the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($396.9 million at September 30, 2022 and $383.4 million at December 31, 2021) and other corporate debt issued by non-financial institutions ($2.8 million at September 30, 2022 and December 31, 2021).

•Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at September 30, 2022 and December 31, 2021. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

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

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($1.0 million at September 30, 2022 and $0.3 million at December 31, 2021). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($2.8 million at September 30, 2022 and $2.4 million at December 31, 2021) and the fair value of interest rate swaps ($176.3 million at September 30, 2022 and $158.6 million at December 31, 2021). The fair values of the interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($1.0 million at September 30, 2022 and $0.3 million at December 31, 2021).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.7 million at September 30, 2022 and $0.0 million at December 31, 2021) and the fair value of interest rate swaps ($313.7 million at September 30, 2022 and $86.1 million at December 31, 2021).

The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Derivative assets" above.

The following table presents the changes in the Corporation's available for sale investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3):

ARCs
Three months ended September 30, 2022	(in thousands)
Balance at June 30, 2022	$—
Sales	—
Unrealized adjustment to fair value (1)	—
Balance at September 30, 2022	$—

Three months ended September 30, 2021
Balance at June 30, 2021	$74,834
Unrealized adjustment to fair value (1)	299
Balance at September 30, 2021	$75,133

Nine months ended September 30, 2022
Balance at December 31, 2021	$74,667
Sales	(74,823)
Unrealized adjustment to fair value (1)	156
Balance at September 30, 2022	$—

Nine months ended September 30, 2021
Balance at December 31, 2020	$98,206
Sales	(24,619)
Unrealized adjustment to fair value (1)	1,546
Balance at September 30, 2021	$75,133

(1) ARCs are classified as available for sale investment securities. As such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "AFS at estimated fair value" on the consolidated balance sheets.

Certain financial instruments are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2022	December 31, 2021
	(in thousands)
Loans, net	$140,763	$118,458
OREO	5,877	1,817
MSRs (1)	51,072	35,393
Total assets	$197,712	$155,668
(1) Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at the lower of amortized cost or fair value. See "Note 6 - Mortgage Servicing Rights" for additional information.

The valuation techniques used to measure fair value for the items in the table above are as follows:

•Loans, net – This category consists of loans that were individually evaluated for impairment and have been classified as Level 3 assets. The amount shown is the balance of non-accrual loans, net of related ACL. See "Note 5 - Loans and Allowance for Credit Losses," for additional details.

•OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2022 valuation were 7.8% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments as of September 30, 2022 and December 31, 2021.

	September 30, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$528,715	$528,715	$—	$—	$528,715
FRB and FHLB stock	81,914	—	81,914	—	81,914
Loans held for sale	14,411	—	14,411	—	14,411
AFS securities	2,597,384	218,184	2,379,200	—	2,597,384
HTM securities	1,339,310	—	1,141,710	—	1,141,710
Loans, net	19,428,361	—	—	18,817,452	18,817,452
Accrued interest receivable	72,821	72,821	—	—	72,821
Other assets	653,358	417,360	179,049	56,949	653,358
FINANCIAL LIABILITIES
Demand and savings deposits	$19,612,499	$19,612,499	$—	$—	$19,612,499
Brokered deposits	226,883	206,883	26,216	—	233,099
Time deposits	1,537,172	—	1,521,484	—	1,521,484
Accrued interest payable	5,739	5,739	—	—	5,739
Federal funds purchased	136,000	136,000	—	—	136,000
Federal Home Loan Bank advances	265,500	265,500	—	—	265,500
Senior debt and subordinated debt	539,461	—	455,833	—	455,833
Other borrowings	483,720	482,449	1,263	—	483,712
Other liabilities	500,827	170,315	314,438	16,074	500,827

	December 31, 2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,638,614	$1,638,614	$—	$—	$1,638,614
FRB and FHLB stock	57,635	—	57,635	—	57,635
Loans held for sale	35,768	—	35,768	—	35,768
AFS securities	3,187,390	127,618	2,985,105	74,667	3,187,390
HTM securities	980,384	—	965,867	—	965,867
Loans, net	18,076,349	—	—	17,519,497	17,519,497
Accrued interest receivable	57,451	57,451	—	—	57,451
Other assets	565,491	367,336	160,945	37,210	565,491
FINANCIAL LIABILITIES
Demand and savings deposits	$19,594,497	$19,594,497	$—	$—	$19,594,497
Brokered deposits	251,526	231,526	20,603	—	252,129
Time deposits	1,727,476	—	1,730,673	—	1,730,673
Accrued interest payable	7,000	7,000	—	—	7,000
Senior debt and subordinated debt	620,406	—	604,780	—	604,780
Other borrowings	417,703	416,764	939	—	417,703
Other liabilities	288,862	188,219	86,110	14,533	288,862

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

The following instruments are predominantly short-term:

Assets	Liabilities
Cash and cash equivalents	Demand and savings deposits
Accrued interest receivable	Other borrowings
Accrued interest payable

FRB and FHLB stock represent restricted investments and are carried at cost on the consolidated balance sheets, which is a reasonable estimate of fair value.

As of September 30, 2022, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Weighted average shares outstanding (basic)	167,353	162,506	162,979	162,577
Impact of common stock equivalents	1,428	950	1,275	1,057
Weighted average shares outstanding (diluted)	168,781	163,456	164,254	163,634
Per share:
Basic	$0.41	$0.45	$1.21	$1.27
Diluted	0.40	0.45	1.20	1.26

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

The Corporation also grants equity awards to non-employee members of its board of directors and the subsidiary bank board of directors under the Directors’ Plan. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

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

Upon approval at the Annual Meeting, the Employee Equity Plan was amended and restated. Subject to adjustments provided for in the Employee Equity Plan, the total number of equity awards that may be awarded under the Employee Equity Plan was reduced to 5,806,000 shares as of the date of the Annual Meeting.

As of September 30, 2022, the Employee Equity Plan had approximately 5.0 million shares reserved for future grants through 2032, and the Directors’ Plan had approximately 49,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Compensation expense	$3,791	$2,192	$10,377	$6,192
Tax benefit	(840)	(481)	(2,201)	(1,352)
Total stock-based compensation, net of tax	$2,951	$1,711	$8,176	$4,840

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Corporation's Pension Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Interest cost	$599	$561	$1,795	$1,683
Expected return on plan assets	(1,098)	(1,011)	(3,295)	(3,033)
Net amortization and deferral	163	504	490	1,513
Net periodic pension cost	$(336)	$54	$(1,010)	$163

The components of the net benefit for the Corporation's Postretirement Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Interest cost	$8	$8	$25	$24
Net accretion and deferral	(132)	(134)	(394)	(402)
Net periodic benefit	$(124)	$(126)	$(369)	$(378)

In connection with the Merger, the Corporation assumed the obligations of Prudential Bancorp under a multiemployer defined benefit pension plan that had previously been closed to new Prudential Bancorp participants.

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

The Corporation records a reserve for unfunded lending commitments, included in ACL - OBS credit exposures, which represents management’s estimate of credit losses associated with unused commitments to extend credit and letters of credit. As of September 30, 2022 and December 31, 2021, the ACL - OBS credit exposures for unfunded lending commitments was $11.0 million and $9.1 million, respectively. See "Note 5 - Loans and Allowance for Credit Losses," for additional details.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	September 30, 2022	December 31, 2021
	(in thousands)
Commitments to extend credit	$8,552,736	$8,731,168
Standby letters of credit	267,247	298,275
Commercial letters of credit	51,852	54,196

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of September 30, 2022 and December 31, 2021, the total reserve for losses on residential mortgage loans sold was $1.3 million and $1.1 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $6.3 million and $3.8 million, as of September 30, 2022 and December 31, 2021, respectively, related to additional credit exposures for potential loan repurchases.

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

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress, filed a putative collective and class action lawsuit on behalf of herself and other teller supervisors, tellers, and other similar non-exempt employees in the U.S. District Court for the District of New Jersey, D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. Fulton Bank accepted summons without a formal service of process on January 20, 2020. The lawsuit alleges that Fulton Bank did not record or otherwise account for the amount of time D. Kress and putative collective and class members spent conducting branch opening security procedures. The allegation is that, as a result, Fulton Bank did not properly compensate those employees for their regular and overtime wages. The lawsuit alleges that by doing so, Fulton violated: (i) the federal Fair Labor Standards Act and seeks back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and seeks back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and seeks back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserts New Jersey common law claims seeking compensatory damages and interest. The Corporation and counsel representing plaintiffs ("Plaintiffs' Counsel") reached and executed a formal Settlement Agreement to resolve this lawsuit. Plaintiffs' Counsel filed a Motion for Preliminary Approval of Class and Collective Settlement and Provisional Certification of Settlement Class and Collective ("the Motion") with the U.S. District Court for the District of New Jersey ("the Court"). On June 30, 2022, the Court granted the Motion and scheduled a hearing for final approval of the Settlement Agreement and matters related thereto for November 2, 2022. On November 2, 2022, the Court granted final approval of the Settlement Agreement and matters related thereto and dismissed the lawsuit with prejudice. The financial terms of the Settlement Agreement are not material to the Corporation. The Corporation established an accrued liability during the third quarter of 2020 for the costs expected to be incurred in connection with the Settlement Agreement. The accrued liability is included in "other liabilities" on the consolidated balance sheets.

NOTE 14 – Borrowings

On March 16, 2022, $65.0 million of senior notes with a fixed rate of 3.60% were repaid upon their maturity.

On March 30, 2021, pursuant to a cash tender offer, the Corporation purchased $75.0 million and $60.0 million of its subordinated notes which are scheduled to mature on November 15, 2024 and its senior notes which matured on March 16, 2022, respectively. The Corporation incurred $11.3 million in debt extinguishment costs and expensed $0.8 million of unamortized discount costs. In addition, during the first quarter of 2021, the Corporation prepaid $536.0 million of FHLB advances and incurred $20.9 million in prepayment penalties.

In connection with the Merger, the Corporation assumed $253.5 million of Prudential Bancorp FHLB advances.

The Corporation owned all of the common securities of three unconsolidated subsidiary trusts that issued TruPS in conjunction with the Corporation issuing junior subordinated deferrable interest debentures to the trusts. In September 2022, the Corporation redeemed all of the outstanding junior subordinated deferrable interest debentures issued to the trusts, totaling approximately $17.0 million, and the trusts redeemed all of the outstanding TruPS in a like amount, after which the subsidiary trusts were terminated.

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
◦the scope and duration of the COVID-19 pandemic and the direct and indirect impacts of the pandemic on the Corporation, its customers and third parties;
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
◦the possibility that the anticipated benefits of the Merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or challenges arising from, the integration of Prudential Bancorp into the Corporation or as a result of the strength of the economy, competitive factors in the areas where the Corporation and Prudential Bancorp do business, or as a result of other unexpected factors or events;
◦potential adverse reactions or changes to business or employee relationships, including those resulting from the Merger;
◦unanticipated challenges or delays in the integration of Prudential Bancorp’s business into the Corporation's business and or the conversion of Prudential Bancorp’s operating systems and customer data onto the Corporation's may significantly increase the expense associated with the Merger; and
◦other factors that may affect future results of the Corporation.

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

OVERVIEW

The Corporation is a financial holding company, which, through its wholly-owned banking subsidiaries, provides a full range of retail and commercial financial services primarily in Pennsylvania, Delaware, Maryland, New Jersey and Virginia.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(dollars in thousands, except per share and percentages)
Net income (in thousands)	$70,871	$75,583	$205,148	$213,611
Net income available to common shareholders (in thousands)	$68,309	$73,021	$197,462	$205,896
Diluted net income available to common shareholders per share	$0.40	$0.45	$1.20	$1.26
Diluted operating net income available to common shareholders per share, annualized(1)	$0.48	$0.45	$1.28	$1.26
Return on average assets, annualized	1.07%	1.13%	1.06%	1.09%
Operating return on average assets, annualized(1)	1.25%	1.13%	1.13%	1.09%
Return on average common shareholders' equity, annualized	11.24%	11.45%	10.93%	10.28%
Return on average common shareholders' equity (tangible), annualized(1)	17.31%	14.56%	15.11%	14.16%
Net interest margin(2)	3.54%	2.82%	3.13%	2.78%
Efficiency ratio(1)	57.8%	60.3%	61.4%	62.3%
Non-performing assets to total assets	0.76%	0.58%	0.76%	0.58%
Net charge-offs (recoveries) to average loans, annualized	0.01%	(0.05)%	(0.05)%	0.08%
(1) Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the heading, "Supplemental Reporting of Non-GAAP Based Financial Measures "
(2) Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section of the Management's Discussion.

Federal Funds Rate

After maintaining the target range for the Fed Funds Rate at 0.00% to 0.25% from March 16, 2020, as the COVID-19 pandemic began to weigh on global economic activity, through March 16, 2022, the FOMC has increased the target range six times to address elevated levels of inflation, placing the target range for the Fed Funds Rate at 3.75% - 4.00% as of November 2, 2022.

Business Combinations

On July 1, 2022, the Corporation completed the acquisition of Prudential Bancorp. Prudential Bancorp was merged with and into the Corporation, and Prudential Bancorp's wholly owned subsidiary, Prudential Bank, became a wholly owned subsidiary of the Corporation. The Corporation merged Prudential Bank with and into Fulton Bank on November 5, 2022.

The total consideration paid of $119.1 million for the fair value of Prudential Bancorp's net assets acquired of $102.8 million resulted in $16.3 million of goodwill recognized as of July 1, 2022.

Merger-related expenses included in non-interest expense for the three months and nine months ended September 30, 2022, were $7.0 million and $8.4 million, respectively.

Financial Highlights

Following is a summary of the financial highlights for the three and nine months ended September 30, 2022:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $68.3 million for the three months ended September 30, 2022, a $4.7 million decrease compared to $73.0 million for the same period in 2021. Net income available to common shareholders was $197.5 million for the nine months ended September 30, 2022, a $8.4 million decrease compared to $205.9 million for the same period in 2021. Diluted net income available to common shareholders, per share was $0.40 for the three months ended September 30, 2022, a $0.05 decrease compared to the same period in 2021, and $1.20 for the nine months ended September 30, 2022, a $0.06 decrease compared to the same period in 2021.

•Net Interest Income - FTE net interest income increased $45.2 million, or 25.9%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was driven by higher interest rates, which resulted in a $44.0 million increase in interest income on average net loans, as well as a $678.9 million increase in average investment securities, which contributed $6.4 million to the increase in interest income. FTE net interest income increased $59.2 million, or 11.7%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in net interest income was primarily from an increase in interest income of $38.8 million from average net loans and $14.4 from average investment securities.

•Net Interest Margin - Net interest margin increased 72 bps for the three months ended September 30, 2022 compared to the same period in 2021. Net interest margin increased 35 bps for the nine months ended September 30, 2022 compared to the same period in 2021. The increases in net interest margin were driven primarily by higher yields on average interest-earning assets, and funds moving to higher yielding interest-earning assets.

•Loan Growth - Average net loans increased by $1.1 billion, or 6.2%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average commercial and industrial loans, excluding PPP loans, average real estate construction loans and average consumer loans of $842.8 million, $432.1 million, $322.6 million, $182.7 million and $151.8 million, respectively, partially offset by a $801.4 million decline in PPP loans due to the repayment of these loans upon forgiveness by the SBA. Average net loans increased $100.6 million, or 0.5%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily driven by increases in average residential mortgage loans, average commercial mortgage loans, average real estate construction loans, average commercial and industrial loans, excluding PPP loans, and average consumer loans of $734.5 million, $254.1 million, $132.8 million, $132.1 million and $78.0 million, respectively, partially offset by a $1.2 billion decline in PPP loans.

•Deposit Growth - Average deposits decreased $335.4 million, or 1.5%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease was largely due to decreases in average interest-bearing demand deposits and average time deposits of $460.8 million and $236.8 million, respectively, partially offset by growth in average savings and money market deposits and average noninterest-bearing demand deposits of $289.2 million and $96.1 million, respectively. Average deposits decreased $73.9 million, or 0.3%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease was primarily due to decreases in average time deposits and average interest-bearing demand deposits of $368.0 million and $337.7 million, respectively, partially offset by increases in average noninterest-bearing demand deposits and average savings and money market deposits of $430.4 million and $244.5 million, respectively.

•Asset Quality - Non-performing assets increased $44.7 million, or 29.0%, as of September 30, 2022 compared to December 31, 2021, and were 0.76% and 0.60% of total assets as of those dates, respectively. For the nine months ended September 30, 2022 and 2021, annualized net charge-offs to average loans outstanding were (0.05)% and 0.08%, respectively. The provision for credit losses was $13.5 million for the nine months ended September 30, 2022, compared to a negative provision of $9.6 million for the same period of 2021. Included in the third quarter of 2022 provision for credit losses was a CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio.

•Non-interest Income - For the three months ended September 30, 2022, non-interest income, excluding net investment securities gains, decreased $3.4 million, or 5.4%, compared to the same period in 2021. The decrease in non-interest income was primarily due to decreases of $5.8 million in mortgage banking income, $2.2 million in other income, primarily due to equity method investments, and $0.9 million in wealth management revenues, partially offset by increases of $4.1 million in commercial banking revenues and $1.5 million in consumer banking fees. Non-interest income, excluding net investment securities gains, decreased $3.5 million, or 2.0%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in non-interest income was driven by a decrease of $14.3 million in mortgage banking income, partially offset by increases of $7.0 million in commercial banking revenues and $4.0 million in consumer banking fees.

•Non-interest Expense - Non-interest expense, excluding Merger-related expenses of $7.0 million, increased $18.0 million, or 12.4%, for the three months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to increases of $11.6 million in salaries and employee benefits, $1.5 million in data processing and software expense, $1.5 million in other outside services and $1.1 million in net occupancy expense. Non-interest expense, excluding Merger-related expenses of $8.4 million, decreased $7.0 million, or 1.5%, for the nine-months ended September 30, 2022, compared to the same period in 2021. The decrease was largely driven by debt extinguishment expenses in 2021 of $32.6 million, partially offset by increases of $20.5 million in salaries and employee benefits expense, $3.0 million in data processing and software expense and $2.7 million in net occupancy expense.

•Income Taxes - Income tax expense for the three months ended September 30, 2022 was $15.4 million, a $1.1 million increase from $14.3 million from the same period in 2021. Income tax expense for the nine months ended September 30, 2022 was $44.6 million, a $4.5 million increase from the same period in 2021. The Corporation's ETR was 17.8% for the three months ended September 30, 2022 compared to 17.6% for the full-year of 2021. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various federal programs.

Supplemental Reporting of Non-GAAP Based Financial Measures

This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, that has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety.

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands, except per share data)
Operating net income available to common shareholders
Net income available to common shareholders	$68,309	$73,021	$197,462	$205,896
Plus: Core deposit intangible amortization, net of tax	406	—	406	—
Plus: Merger-related expenses, net of tax	5,535	—	6,663	—
Plus: CECL Day 1 Provision expense, net of tax	6,283	—	6,283	—
Operating net income available to common shareholders (numerator)	$80,533	$73,021	$210,814	$205,896

Weighted average shares (diluted) (denominator)	168,781	163,456	164,254	163,634

Operating net income available to common shareholders, per share (diluted)	$0.48	$0.45	$1.28	$1.26

Operating return on average assets
Net income	$70,871	$75,583	$205,148	$213,611
Plus: Core deposit intangible amortization, net of tax	406	—	406	—
Plus: Merger-related expenses, net of tax	5,535	—	6,663	—
Plus: CECL Day 1 Provision expense, net of tax	6,283	—	6,283	—
Operating net income (numerator)	$83,095	$75,583	$218,500	$213,611

Total average assets (denominator)	$26,357,095	$26,440,876	$25,855,097	$26,181,723

Operating return on average assets, annualized	1.25%	1.13%	1.13%	1.09%

Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$68,309	$73,021	$197,462	$205,896
Plus: Merger-related expenses, net of tax	5,535	—	6,663	—
Plus: CECL Day 1 Provision expense, net of tax	6,283	—	6,283	—
Plus: Intangible amortization, net of tax	545	118	824	350
Operating net income available to common shareholders (numerator)	$80,672	$73,139	$211,232	$206,246

Average shareholders' equity	$2,604,057	$2,722,833	$2,607,514	$2,676,762
Less: Average goodwill and intangible assets	(562,285)	(536,772)	(545,846)	(536,615)
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$1,848,894	$1,993,183	$1,868,790	$1,947,269
Return on average common shareholders' equity (tangible), annualized	17.31%	14.56%	15.11%	14.16%

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Efficiency ratio
Non-interest expense	$169,558	$144,596	$465,266	$463,811
Less: Amortization of tax credit investments	(696)	(1,546)	(2,088)	(4,640)
Less: Merger-related expenses	(7,006)	—	(8,434)	—
Less: Intangible amortization	(690)	(150)	(1,043)	(443)
Less: Debt extinguishment costs	—	—	—	(32,575)
Non-interest expense (numerator)	$161,166	$142,900	$453,701	$426,153

Net interest income	$215,582	$171,270	$555,723	$498,118
Tax equivalent adjustment	3,970	3,114	10,685	9,111
Plus: Total non-interest income	59,162	62,577	172,809	209,864
Less: Investment securities (gains) losses, net	53	—	26	(33,511)
Total revenue (denominator)	$278,767	$236,961	$739,243	$683,582
Efficiency ratio	57.8%	60.3%	61.4%	62.3%

Presented on a FTE basis, using a 21% federal tax rate.

RESULTS OF OPERATIONS

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net Interest Income

FTE net interest income increased $45.2 million to $219.6 million for the three months ended September 30, 2022, from $174.4 million for the same period in 2021. NIM increased 72 bps, to 3.54%, compared to 2.82% for the same period in 2021. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended September 30
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans (1)	$19,563,825	$207,343	4.21%	$18,414,153	$163,343	3.53%
Investment securities (2)	4,500,461	28,022	2.49	3,821,513	21,663	2.27
Loans held for sale	9,098	194	8.51	36,427	299	3.28
Other interest-earning assets	622,673	2,103	1.34	2,301,326	1,888	0.18
Total interest-earning assets	24,696,057	237,662	3.83	24,573,419	187,193	3.03
Noninterest-earning assets:
Cash and due from banks	152,349			200,315
Premises and equipment	223,880			228,861
Other assets	1,545,812			1,695,767
Less: ACL - loans (3)	(261,003)			(257,486)
Total Assets	$26,357,095			$26,440,876
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,708,059	$1,886	0.13%	$6,168,908	$814	0.05%
Savings and money market deposits	6,681,713	3,414	0.20	6,392,537	1,054	0.07
Brokered deposits	247,105	1,346	2.16	270,168	229	0.34
Time deposits	1,615,384	3,404	0.84	1,852,223	4,428	0.95
Total interest-bearing deposits	14,252,261	10,050	0.28	14,683,836	6,525	0.18
Borrowings	1,359,348	8,060	2.35%	1,122,111	6,284	2.22
Total interest-bearing liabilities	15,611,609	18,110	0.47	15,805,947	12,809	0.32
Noninterest-bearing liabilities:
Demand deposits	7,535,791			7,439,644
Other liabilities	605,638			472,452
Total Liabilities	23,753,038			23,718,043
Total Deposits/Cost of deposits	21,788,052		0.18	22,123,480		0.12
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	23,147,400		0.31	23,245,591		0.22
Shareholders’ equity	2,604,057			2,722,833
Total Liabilities and Shareholders’ Equity	$26,357,095			$26,440,876
Net interest income/FTE NIM		219,552	3.54%		174,384	2.82%
Tax equivalent adjustment		(3,970)			(3,114)
Net interest income		$215,582			$171,270
(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended September 30, 2022 in comparison to the same period in 2021:

	2022 vs. 2021 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(in thousands)
FTE Interest income on:
Net loans (1)	$10,770	$33,230	$44,000
Investment securities	4,115	2,244	6,359
Loans held for sale	(338)	233	(105)
Other interest-earning assets	(1,332)	1,547	215
Total interest income	$13,215	$37,254	$50,469
Interest expense on:
Demand deposits	$(62)	$1,134	$1,072
Savings and money market deposits	56	2,304	2,360
Brokered deposits	(21)	1,138	1,117
Time deposits	(537)	(487)	(1,024)
Borrowings	1,284	492	1,776
Total interest expense	$720	$4,581	$5,301
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the third quarter of 2021, FTE total interest income for the third quarter of 2022 increased $50.5 million, or 27.0%, primarily due to an increase of $37.3 million attributable to changes in yield of which $33.2 million related to net loans. The yield on average interest-earning assets increased 80 bps in the third quarter of 2022 compared to the same period in 2021.

In the third quarter of 2022, interest expense increased $5.3 million compared to the third quarter of 2021, primarily driven by the increase in rate on interest-bearing liabilities resulting in a $4.6 million increase in interest expense. The increase in interest expense attributable to rate was primarily driven by the increases in savings and money market deposits, demand deposits and brokered deposits.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2022		2021		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,566,259	4.21%	$7,134,177	3.11%	$432,082	6.1%
Commercial and industrial (1)	4,250,573	4.58	4,729,385	2.79	(478,812)	(10.1)
Real estate – residential mortgage	4,485,649	3.59	3,642,822	3.39	842,827	23.1
Real estate – home equity	1,099,487	4.87	1,128,076	3.68	(28,589)	(2.5)
Real estate – construction	1,268,590	4.67	1,085,846	3.13	182,744	16.8
Consumer	604,634	5.14	452,844	4.00	151,790	33.5
Equipment lease financing	252,810	4.45	247,776	3.88	5,034	2.0
Other (2)	35,823	—	(6,773)	—	42,596	N/M
Total loans	$19,563,825	4.21%	$18,414,153	3.53%	$1,149,672	6.2%

(1) Includes average PPP loans of $49.2 million and $0.9 billion for the three months ended September 30, 2022 and 2021, respectively.
(2) Consists of overdrafts and net origination fees and costs.

During the third quarter of 2022, average loans increased $1.1 billion, or 6.2%, compared to the same period in 2021. The increase was largely driven by increases in average residential mortgage loans, average commercial mortgage loans and average construction loans of $842.8 million, $432.1 million and $182.7 million, respectively, partially offset by decreases in average commercial and industrial loans of $478.8 million primarily due to the repayment of PPP loans upon forgiveness by the SBA.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,535,791	—%	$7,439,644	—%	$96,147	1.3%
Interest-bearing demand	5,708,059	0.13	6,168,908	0.05	(460,849)	(7.5)
Savings and money market deposits	6,681,713	0.20	6,392,537	0.07	289,176	4.5
Total demand deposits and savings and money market deposits	19,925,563	0.11	20,001,089	0.04	(75,526)	(0.4)
Brokered deposits	247,105	2.16	270,168	0.34	(23,063)	(8.5)
Time deposits	1,615,384	0.84	1,852,223	0.95	(236,839)	(12.8)
Total deposits	$21,788,052	0.18%	$22,123,480	0.12%	$(335,428)	(1.5)%

The cost of total deposits increased 6 bps, to 0.18%, for the third quarter of 2022, compared to 0.12% for the same period in 2021, due to an increase in rates and the change in mix of deposits. The rate on total demand deposits and savings and money market deposits increased to 0.11% for the third quarter of 2022, compared to 0.04% for the same period in 2021. Average interest-bearing demand deposits and average time deposits decreased $460.8 million and $236.8 million, respectively, during the third quarter of 2022. Average savings and money market deposits and average noninterest-bearing demand deposits increased $289.2 million and $96.1 million, respectively, during the third quarter of 2022 compared to the same period in 2021.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30				Increase (Decrease)
	2022		2021		in Balance
	Balance	Rate	Balance	Rate	$	%
Borrowings:	(dollars in thousands)
Federal funds purchased	$96,965	2.22%	$—	—%	$96,965	N/M
Federal Home Loan Bank advances	206,152	2.70	—	—	206,152	N/M
Senior debt and subordinated debt	554,735	3.97	626,278	3.92	(71,543)	(11.4)
Other borrowings(1)	501,496	0.48	495,833	0.11	5,663	1.1
Total borrowings	$1,359,348	2.35%	$1,122,111	2.22%	$237,237	21.1%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Average total borrowings increased $237.7 million, or 21.1%, in the third quarter of 2022, compared to the same period in 2021 primarily as a result of an increase of $206.2 million in average FHLB advances. See Note 14 "Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Provision for Credit Losses

The provision for credit losses was $19.0 million for the third quarter of 2022, an increase of $19.6 million from the same period in 2021. Included in the third quarter of 2022 provision for credit losses was a CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio. Excluding the CECL Day 1 Provision, the provision for credit losses was $11.0 million and was primarily due to an increase in non-performing loans, as well as increases for the office building portfolio, reflected in the commercial real estate loan portfolio, and the consumer loan, real estate construction and residential mortgage loan portfolios.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2022	2021	$	%
	(in thousands)
Commercial banking:
Merchant and card	$7,601	$6,979	$622	8.9%
Cash management	6,483	5,285	1,198	22.7
Capital markets	4,060	2,063	1,997	96.8
Other commercial banking	2,664	2,411	253	10.5
Total commercial banking	20,808	16,738	4,070	24.3
Consumer banking:
Card	6,278	5,941	337	5.7
Overdraft	4,463	3,474	989	28.5
Other consumer banking	2,534	2,386	148	6.2
Total consumer banking	13,275	11,801	1,474	12.5
Wealth management revenues	17,610	18,532	(922)	(5.0)
Mortgage banking:
Gains on sales of mortgage loans	2,410	5,944	(3,534)	(59.5)
Mortgage servicing income	1,310	3,591	(2,281)	(63.5)
Total mortgage banking	3,720	9,535	(5,815)	(61.0)
Other	3,802	5,971	(2,169)	(36.3)
Non-interest income before investment securities gains	59,215	62,577	(3,362)	(5.4)
Investment securities gains (losses), net	(53)	—	(53)	N/M
Total Non-Interest Income	$59,162	$62,577	$(3,415)	(5.5)%

Excluding net investment securities gains, non-interest income decreased $3.4 million, or 5.4%, in the third quarter of 2022 compared to the same period in 2021.

Compared to the third quarter of 2021, the decrease in non-interest income was primarily due to decreases of $5.8 million in mortgage banking income, $2.2 million in other income, primarily due to equity method investments, and $0.9 million in wealth management revenues, partially offset by increases of $4.1 million in commercial banking revenues and $1.5 million in consumer banking fees.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2022	2021	$	%
	(in thousands)
Salaries and employee benefits	$94,283	$82,679	$11,604	14.0%
Data processing and software	15,807	14,335	1,472	10.3
Net occupancy	14,025	12,957	1,068	8.2
Other outside services	9,361	7,889	1,472	18.7
State taxes	3,583	4,994	(1,411)	(28.3)
Equipment	3,548	3,416	132	3.9
FDIC insurance	3,158	2,727	431	15.8
Professional fees	2,373	2,271	102	4.5
Marketing	1,859	1,448	411	28.4
Intangible amortization	690	150	540	N/M
Debt extinguishment	—	—	—	N/M
Merger-related expenses	7,006	—	7,006	N/M
Other	13,865	11,730	2,135	18.2
Total non-interest expense	$169,558	$144,596	$24,962	17.3%

Compared to the third quarter of 2021, non-interest expense, excluding Merger-related expenses of $7.0 million, increased $18.0 million in the third quarter of 2022, primarily due to increases of $11.6 million in salaries and employee benefits expense, $2.1 million in other non-interest expense, $1.5 million in data processing and software expense, $1.5 million in other outside services and $1.1 million in net occupancy expense, partially offset by a decrease in state taxes of $1.4 million.

Income Taxes

Income tax expense for the three months ended September 30, 2022 was $15.4 million, a $1.1 million increase from $14.3 million for the same period in 2021. The Corporation's ETR was 17.8% for the three months ended September 30, 2022, compared to 15.9% for the same period in 2021.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Net Interest Income

FTE net interest income increased $59.2 million to $566.4 million for the nine months ended September 30, 2022, from $507.2 million for the same period in 2021. NIM increased 35 bps, to 3.13%, compared to 2.78% for the same period in 2021. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Nine months ended September 30
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$18,865,672	$524,150	3.71%	$18,765,024	$485,330	3.46%
Investment securities (2)	4,376,084	78,334	2.39	3,589,357	63,902	2.37
Loans held for sale	16,898	694	5.48	40,551	969	3.19
Other interest-earning assets	937,369	4,498	0.64	1,986,161	4,599	0.18
Total interest-earning assets	24,196,023	607,676	3.35	24,381,093	554,799	3.04
Noninterest-earning assets:
Cash and due from banks	158,267			150,435
Premises and equipment	220,218			229,513
Other assets	1,534,314			1,689,094
Less: ACL - loans(3)	(253,725)			(268,412)
Total Assets	$25,855,097			$26,181,723
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,657,165	$3,411	0.08%	$5,994,878	$2,905	0.06%
Savings and money market deposits	6,515,529	5,561	0.11	6,271,019	3,944	0.08
Brokered deposits	254,100	2,181	1.14	297,250	876	0.39
Time deposits	1,633,053	10,299	0.84	2,001,043	16,383	1.09
Total interest-bearing deposits	14,059,847	21,452	0.20	14,564,190	24,108	0.22
Borrowings	1,133,524	19,816	2.34	1,365,655	23,462	2.30
Total interest-bearing liabilities	15,193,371	41,268	0.36	15,929,845	47,570	0.40
Noninterest-bearing liabilities:
Demand deposits	7,538,597			7,108,199
Other liabilities	515,615			466,917
Total Liabilities	23,247,583			23,504,961
Total Deposits/Cost of deposits	21,598,444		0.13	21,672,389		0.15
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,731,968		0.24	23,038,044		0.28
Shareholders’ equity	2,607,514			2,676,762
Total Liabilities and Shareholders’ Equity	$25,855,097			$26,181,723
Net interest income/FTE NIM		566,408	3.13%		507,229	2.78%
Tax equivalent adjustment		(10,685)			(9,111)
Net interest income		$555,723			$498,118

(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for "Net loans" and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in rates for the nine months ended September 30, 2022 in comparison to the same period in 2021:

	2022 vs. 2021 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(in thousands)
FTE interest income on:
Net loans (1)	$2,683	$36,138	$38,821
Investment securities	13,897	535	14,432
Loans held for sale	(746)	471	(275)
Other interest-earning assets	(2,358)	2,257	(101)
Total interest income	$13,476	$39,401	$52,877
Interest expense on:
Demand deposits	$(186)	$692	$506
Savings and money market deposits	152	1,465	1,617
Brokered deposits	(142)	1,447	1,305
Time deposits	(2,707)	(3,377)	(6,084)
Borrowings	(5,591)	1,945	(3,646)
Total interest expense	$(8,474)	$2,172	$(6,302)
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2021, FTE total interest income for the nine months ended September 30, 2022 increased $52.9 million due to increases of $39.4 million attributable to changes in yield and $13.5 million attributable to changes in volume. The increase due to changes in yield was primarily driven by net loans and other interest-earning assets. The increase due to changes in volume was primarily due to an increase in average investment securities and average net loans, partially offset by decreases in average other interest-earning assets.

The yield on average interest-earning assets increased 31 bps in the nine months ended September 30, 2022 compared to the same period in 2021.

For the nine months ended September 30, 2022, interest expense decreased $6.3 million compared to the same period in 2021, primarily due to the decrease in average interest-bearing liabilities resulting in a $8.5 million decline in interest expense. The decrease in interest expense attributable to volume was primarily driven by a $5.6 million impact from the decrease in average borrowings and a $2.7 million impact from the decrease in average time deposits.

Average loans and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,401,094	3.53%	$7,146,951	3.14%	$254,143	3.6%
Commercial and industrial (1)	4,205,236	3.70	5,295,240	2.64	(1,090,004)	(20.6)
Real estate – residential mortgage	4,143,850	3.27	3,409,381	3.43	734,469	21.5
Real estate – home equity	1,099,310	4.25	1,147,444	3.71	(48,134)	(4.2)
Real estate – construction	1,197,947	3.53	1,065,125	3.09	132,822	12.5
Consumer	532,396	4.45	454,434	4.00	77,962	17.2
Equipment lease financing	247,674	3.81	256,741	3.92	(9,067)	(3.5)
Other (2)	38,165	—	(10,292)	—	48,457	N/M
Total loans	$18,865,672	3.71%	$18,765,024	3.46%	$100,648	0.5%
(1) Includes average PPP loans of $129.4 million and $1.4 billion for the nine months ended September 30, 2022 and 2021, respectively.
(2) Consists of overdrafts and net origination fees and costs.

During the nine months ended September 30, 2022, average loans increased $100.6 million, or 0.5%, compared to the same period in 2021. The increase was largely driven by increases in average residential mortgage loans, average commercial mortgage loans and average construction loans of $734.5 million, $254.1 million and $132.8 million, respectively, partially offset by a $1.1 billion decline in commercial and industrial loans, due primarily to the decline in PPP loans as a result of the repayment of these loans upon forgiveness by the SBA.

Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,538,597	—%	$7,108,199	—%	$430,398	6.1%
Interest-bearing demand	5,657,165	0.08	5,994,878	0.06	(337,713)	(5.6)
Savings and money market deposits	6,515,529	0.11	6,271,019	0.08	244,510	3.9
Total demand deposits and savings and money market deposits	19,711,291	0.06	19,374,096	0.05	337,195	1.7
Brokered deposits	254,100	1.14	297,250	0.39	(43,150)	(14.5)
Time deposits	1,633,053	0.84	2,001,043	1.09	(367,990)	(18.4)
Total deposits	$21,598,444	0.13%	$21,672,389	0.15%	$(73,945)	(0.3)%

The cost of total deposits decreased 2 bps to 0.13% for the first nine months of 2022 compared to 0.15% for the same period of 2021, primarily due to the change in mix of deposits with increases in average noninterest-bearing demand deposits and average savings and money market deposits of $430.4 million and $244.5 million, respectively, and decreases of $368.0 million in average time deposits and $337.7 million in average interest-bearing demand deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30				Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$33,629	2.12%	$—	—%	$33,629	N/M
Federal Home Loan Bank advances	69,473	2.70	169,366	1.80	(99,893)	(59.0)
Senior debt and subordinated debt	572,690	3.95	669,275	4.14	(96,585)	(14.4)
Other borrowings(1)	457,732	0.28	527,014	0.12	(69,282)	(13.1)
Total borrowings	$1,133,524	2.34%	$1,365,655	2.30%	$(232,131)	(17.0)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Average total borrowings decreased $232.1 million, or 17%, during the first nine months of 2022, compared to the same period in 2021 primarily as a result of the reduction of FHLB advances, the $65 million repayment of senior notes on March 16, 2022 and the redemption of $17.0 million of TruPS in September 2022. See Note 14 "Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Provision for Credit Losses

The provision for credit losses was $13.5 million for the first nine months of 2022, compared to a negative provision of $9.6 million for the same period of 2021. Included in the third quarter of 2022 provision for credit losses was a CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio.

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2022	2021	$	%
	(in thousands)
Commercial banking:
Merchant and card	$21,053	$19,533	$1,520	7.8%
Cash management	17,973	15,547	2,426	15.6
Capital markets	9,629	6,399	3,230	50.5
Other commercial banking	8,520	8,730	(210)	(2.4)
Total commercial banking	57,175	50,209	6,966	13.9
Consumer banking:
Card	18,141	17,552	589	3.4
Overdraft	12,116	8,948	3,168	35.4
Other consumer banking	7,164	6,915	249	3.6
Total consumer banking	37,421	33,415	4,006	12.0
Wealth management revenues	55,312	53,513	1,799	3.4
Mortgage banking:
Gains on sales of mortgage loans	7,978	20,038	(12,060)	(60.2)
Mortgage servicing income	4,086	6,295	(2,209)	(35.1)
Total mortgage banking	12,064	26,333	(14,269)	(54.2)
Other	10,863	12,883	(2,020)	(15.7)
Non-interest income before investment securities gains	172,835	176,353	(3,518)	(2.0)
Investment securities gains (losses), net	(26)	33,511	(33,537)	N/M
Total Non-Interest Income	$172,809	$209,864	$(37,055)	(17.7)%

Excluding net investment securities gains, non-interest income decreased $3.5 million, or 2.0%, during the nine months ended September 30, 2022 as compared to the same period in 2021.

Compared to the first nine months of 2021, excluding net investment securities gains, the decrease in non-interest income was primarily due to a decrease of $14.3 million in mortgage banking income, partially offset by increases of $6.9 million in commercial banking revenues and $4.0 million in consumer banking fees.

Investment securities gains recognized in the first nine months of 2021 were the result of the sale of Visa Shares as part of the balance sheet restructuring completed during the first nine months of 2021.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2022	2021	$	%
	(in thousands)
Salaries and employee benefits	$264,151	$243,632	$20,519	8.4%
Data processing and software	44,807	41,828	2,979	7.1
Net occupancy	42,134	39,433	2,701	6.8
Other outside services	26,292	24,557	1,735	7.1
Equipment	10,393	10,268	125	1.2
State taxes	10,188	13,883	(3,695)	(26.6)
FDIC insurance	9,328	7,633	1,695	22.2
Professional fees	6,178	7,701	(1,523)	(19.8)
Marketing	4,505	3,798	707	18.6
Intangible amortization	1,043	443	600	135.4
Debt extinguishment	—	32,575	(32,575)	(100.0)
Merger-related expenses	8,434	—	8,434	N/M
Other	37,813	38,060	(247)	(0.6)
Total non-interest expense	$465,266	$463,811	$1,455	0.3%

Compared to the first nine months of 2021, non-interest expense in the first nine months of 2022, excluding $8.4 million of Merger-related expenses, decreased $7.0 million, or 1.5%, primarily as a result of debt extinguishment expenses of $32.6 million related to the prepayment of FHLB advances, subordinated debt and senior notes in 2021, partially offset by a $20.5 million increase in salaries and employee benefits expenses and a $3.0 million increase in data processing and software expenses.
Income Taxes

Income tax expense for the nine months ended September 30, 2022 was $44.6 million, a $4.4 million increase from $40.2 million for the same period in 2021. The Corporation's ETR was 17.9% for the nine months ended September 30, 2022, compared to 15.8% in the same period of 2021.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	September 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
Assets	(in thousands)
Cash and cash equivalents	$528,715	$1,638,614	$(1,109,899)	(67.7)%
FRB and FHLB Stock	81,914	57,635	24,279	42.1
Loans held for sale	14,411	35,768	(21,357)	(59.7)
Investment securities	3,936,694	4,167,774	(231,080)	(5.5)
Net loans, less ACL - loans	19,428,361	18,076,349	1,352,012	7.5
Net premises and equipment	221,496	220,357	1,139	0.5
Goodwill and intangibles	561,495	538,053	23,442	4.4
Other assets	1,372,956	1,061,848	311,108	29.3
Total Assets	$26,146,042	$25,796,398	$349,644	1.4%
Liabilities and Shareholders' Equity
Deposits	$21,376,554	$21,573,499	$(196,945)	(0.9)%
Borrowings	1,424,681	1,038,109	386,572	37.2
Other liabilities	873,648	472,110	401,538	85.1
Total Liabilities	23,674,883	23,083,718	591,165	2.6
Total Shareholders' Equity	2,471,159	2,712,680	(241,521)	(8.9)
Total Liabilities and Shareholders' Equity	$26,146,042	$25,796,398	$349,644	1.4%

Cash and Cash Equivalents

Compared to December 31, 2021, cash and cash equivalents at September 30, 2022 decreased $1.1 billion, or 67.7%, primarily due to a $1.4 billion increase in net loans and a $196.9 million decrease in deposits.

Other Assets

Compared to December 31, 2021, other assets increased $311.1 million at September 30, 2022, primarily due to increases in deferred federal income tax of $149.0 million and the cash surrender value of life insurance policies of $90.2 million.

Other Liabilities

Compared to December 31, 2021, other liabilities increased $401.5 million at September 30, 2022, primarily due to increases in the value of interest rate swaps and interest rate swap collateral of $377.0 million.

Shareholders' Equity

Compared to December 31, 2021, shareholders' equity at September 30, 2022 decreased $241.5 million, primarily due to a $470.4 million increase in the loss for AOCI largely attributable to unrealized losses on investment securities and derivative instruments, partially offset by a $124.2 million increase in retained earnings and the $89.7 million issuance of treasury shares in connection with the Merger. See Note 8 "Accumulated Other Comprehensive (Loss) Income" of the Notes to Consolidated Financial Statements for additional details.

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
Available for Sale	(in thousands)
U.S. Government securities	$218,184	$127,618	$90,566	71.0
U.S. Government-sponsored agency securities	1,006	—	1,006	N/M
State and municipal securities	1,038,185	1,188,670	(150,485)	(12.7)%
Corporate debt securities	399,615	386,133	13,482	3.5
Collateralized mortgage obligations	142,401	209,359	(66,958)	(32.0)
Residential mortgage-backed securities	214,252	229,795	(15,543)	(6.8)
Commercial mortgage-backed securities	583,741	971,148	(387,407)	(39.9)
Auction rate securities	—	74,667	(74,667)	(100.0)
Total available for sale securities	$2,597,384	$3,187,390	$(590,006)	(18.5)%
Held to Maturity
Residential mortgage-backed securities	$470,879	$404,958	$65,921	16.3%
Commercial mortgage-backed securities	868,431	575,426	293,005	50.9
Total held to maturity securities	$1,339,310	$980,384	$358,926	36.6%

Total Investment Securities	$3,936,694	$4,167,774	$(231,080)	(5.5)%

Compared to December 31, 2021, total AFS securities at September 30, 2022 decreased $590.0 million, or 18.5%, primarily due to decreases of $387.4 million in commercial mortgage-backed securities and $150.5 million in state and municipal securities, partially offset by an increase of $90.6 million in U.S government securities.

At September 30, 2022, total HTM securities increased $358.9 million compared to December 31, 2021, primarily driven by an increase of $293.0 million in commercial mortgage-backed securities.

Loans

The following table presents ending loans outstanding by type:

	September 30, 2022	December 31, 2021	2022 vs. 2021 Increase (Decrease)
			$	%
	(in thousands)
Real estate – commercial mortgage	$7,554,509	$7,279,080	$275,429	3.8%
Commercial and industrial (1)	4,243,392	4,208,327	35,065	0.8
Real estate – residential mortgage	4,574,228	3,846,750	727,478	18.9
Real estate – home equity	1,110,103	1,118,248	(8,145)	(0.7)
Real estate – construction	1,273,097	1,139,779	133,318	11.7
Consumer	633,666	464,657	169,009	36.4
Equipment lease financing and other	328,057	283,557	44,500	15.7
Overdrafts	2,162	1,988	174	8.8
Gross loans	19,719,214	18,342,386	1,376,828	7.5
Unearned income	(24,015)	(17,036)	(6,979)	(41.0)
Net loans	$19,695,199	$18,325,350	$1,369,849	7.5%
(1) Includes PPP loans totaling $32.1 million and $301.3 million as of September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, net loans increased $1.4 billion, or 7.5%, compared to the level at December 31, 2021, primarily due to increases in residential mortgage loans, commercial mortgage loans and consumer loans of $727.5 million, $275.4 million and $169.0 million, respectively. Net loans of $554.3 million were acquired in the Merger. Additionally, residential mortgage loans increased due to the strategic decision by the Corporation to hold a greater proportion of the loan originations from adjustable rate mortgage products on its balance sheet. The increase in consumer loans was primarily driven by growth in indirect auto loans and student loans.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $100.0 million as of September 30, 2022. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved, geographic location of customer or collateral and asset class.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios (excluding PPP loans):

	September 30, 2022	December 31, 2021
Real estate (1)	45.2%	44.3%
Manufacturing	7.0	5.1
Health care	6.7	6.7
Agriculture	5.6	6.1
Other services (2)	4.8	5.0
Construction (3)	4.8	3.9
Hospitality and food services	3.7	3.7
Retail	3.2	3.0
Wholesale trade	3.2	2.8
Educational services	2.9	2.7
Arts, entertainment and recreation	2.1	2.3
Professional, scientific and technical services	1.9	1.8
Public administration	1.3	1.5
Transportation and warehousing	1.3	1.3
Administrative and Support	1.1	0.6
Finance and Insurance	1.0	1.4
Other (4)	4.2	7.8
Total	100.0%	100.0%

(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Excludes public administration.
(3) Includes commercial loans to borrowers engaged in the construction industry.
(4) Includes the energy sector and at September 30, 2022, commercial loans acquired in the Merger.

The following table presents the changes in non-accrual loans for the three and nine months ended September 30, 2022:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Equipment Lease Financing	Total
	(in thousands)
Three months ended September 30, 2022
Balance at June 30, 2022	$43,691	$59,565	$1,357	$35,585	$8,270	$14,062	$162,530
Additions	2,271	41,350	185	2,265	1,714	683	48,468
Payments	(13,744)	(3,805)	(86)	(603)	(788)	(480)	(19,506)
Charge-offs	(1,783)	(86)	—	—	(1,172)	(683)	(3,724)
Transfers to accrual status	(631)	(2,320)	—	(5,783)	(830)	—	(9,564)
Balance at September 30, 2022	$29,804	$94,704	$1,456	$31,464	$7,194	$13,582	$178,204

Nine months ended September 30, 2022
Balance at December 31, 2021	$30,141	$52,815	$901	$35,269	$8,900	$15,640	$143,666
Additions	25,513	62,097	924	4,981	5,091	683	99,289
Payments	(22,637)	(11,951)	(369)	(2,937)	(2,229)	(1,115)	(41,238)
Charge-offs	(2,211)	(238)	—	(66)	(3,101)	(1,626)	(7,242)
Transfers to accrual status	(980)	(4,558)	—	(5,783)	(1,259)	—	(12,580)
Transfers to OREO	(22)	(3,461)	—	—	(208)	—	(3,691)
Balance at September 30, 2022	$29,804	$94,704	$1,456	$31,464	$7,194	$13,582	$178,204

During the third quarter of 2022, non-accrual loans increased approximately $15.7 million, or 9.6%, as a result of additions to non-accrual loans, partially offset by payments, and to a lesser extent, transfers to accrual status, during the period.

The following table summarizes non-performing assets as of the periods shown below:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Non-accrual loans	$178,204	$143,666
Loans 90 days or more past due and still accruing	14,559	8,453
Total non-performing loans(1)	192,763	152,119
OREO (2)	5,877	1,817
Total non-performing assets	$198,640	$153,936
Non-accrual loans to total loans	0.90%	0.78%
Non-performing loans to total loans	0.98%	0.83%
Non-performing assets to total assets	0.76%	0.60%
ACL - loans to non-performing loans	138%	164%
(1) Excludes PPP loans which are fully guaranteed by the federal government of $10.4 million as of September 30, 2022.
(2) Excludes $3.4 million and $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2022 and December 31, 2021, respectively.

Non-performing loans at September 30, 2022 increased $40.6 million, or 26.7%, compared to $152.1 million as of December 31, 2021. Non-performing loans as a percentage of total loans were 0.98% at September 30, 2022 and 0.83% at December 31, 2021. See Note 5, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The following table presents TDRs as of the periods shown below:

	September 30, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$3,448	$3,464
Commercial and industrial	1,837	1,857
Real estate - residential mortgage	12,101	11,948
Real estate - home equity	11,719	12,218
Consumer	2	5
Total accruing TDRs	29,107	29,492
Non-accrual TDRs(1)	40,401	55,945
Total TDRs	$69,508	$85,437
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

Total internally risk-rated loans were $12.8 billion, of which $0.8 billion were criticized and classified, as of September 30, 2022, and $12.4 billion, of which $1.1 billion were criticized and classified, as of December 31, 2021. For a description of the Corporation's risk ratings, see "Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in Item 8 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2022	December 31, 2021	$	%	September 30, 2022	December 31, 2021	$	%	September 30, 2022	December 31, 2021
	(in thousands)
Real estate - commercial mortgage	$279,136	$387,279	$(108,143)	(27.9)%	$272,996	$331,096	$(58,100)	(17.5)%	$552,132	$718,375
Commercial and industrial	103,902	142,369	(38,467)	(27.0)	109,714	152,219	(42,505)	(27.9)	213,616	294,588
Real estate - construction (3)	8,252	58,841	(50,589)	(86.0)	7,151	6,324	827	13.1	15,403	65,165
Total	$391,290	$588,489	$(197,199)	(33.5)%	$389,861	$489,639	$(99,778)	(20.4)%	$781,151	$1,078,128

% of total risk rated loans	3.1%	4.7%			3.0%	3.9%			6.1%	8.6%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

Provision and Allowance for Credit Losses

The following table presents the components of the ACL:

	September 30, 2022	December 31, 2021
	(in thousands)
ACL - loans	$266,838	$249,001
ACL - OBS credit exposure (1)	15,690	14,533
Total ACL	$282,528	$263,534
(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(in thousands)
Average balance of Net loans	$19,563,825	$18,414,153	$18,865,672	$18,765,024

Balance of ACL at beginning of period	$248,564	$255,032	$249,001	$277,567

CECL Day 1 Provision expense	7,954	—	7,954	—
Purchased credit deteriorated loans	1,135	—	1,135	—

Loans charged off:
Commercial and industrial	(1,783)	(647)	(2,211)	(5,920)
Real estate – commercial mortgage	(86)	(14)	(238)	(8,357)
Consumer and home equity	(1,172)	(504)	(3,101)	(2,481)
Equipment lease financing and other	(683)	(467)	(1,626)	(1,871)
Real estate – residential mortgage	—	(602)	(66)	(1,290)
Real estate – construction	—	—	—	(39)
Total loans charged off	(3,724)	(2,234)	(7,242)	(19,958)
Recoveries of loans previously charged off:
Commercial and industrial	2,213	2,330	4,932	3,792
Real estate – commercial mortgage	29	564	3,677	1,467
Consumer and home equity	682	504	1,898	1,578
Equipment lease financing and other	247	358	627	670
Real estate – residential mortgage	101	86	415	286
Real estate – construction	—	697	44	1,335
Total recoveries	3,272	4,539	11,593	9,128
Net loans charged off/(recoveries)	(452)	2,305	4,351	(10,830)
Provision for credit losses (1)	9,637	(610)	4,397	(10,010)
Balance of ACL at end of period	$266,838	$256,727	$266,838	$256,727
Net charge-offs to average loans (annualized)	0.01%	(0.05)%	(0.05)%	0.08%
(1) Provision for credit losses included in the table only includes the portion related to loans.

The provision for credit losses, specific to loans, for the three months ended September 30, 2022 was $19.0 million, compared to a negative provision of $0.6 million recorded for the same period in 2021. Included in the third quarter of 2022 provision for credit losses was a CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio. The ACL also included $1.1 million for purchased credit deteriorated loans for the acquired Prudential Bancorp loan portfolio. In addition, the ACL includes qualitative loan adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See Note 5, "Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.
The following table summarizes the allocation of the ACL - loans:

	September 30, 2022		December 31, 2021
	ACL - loans	% In Each Loan Category (1)	ACL - loans	% In Each Loan Category (1)
	(in thousands)
Real estate - commercial mortgage	$88,850	38.3%	$87,970	39.7%
Commercial and industrial	66,125	21.5	67,056	22.9
Real estate - residential mortgage	67,409	23.2	54,236	21.0
Consumer, home equity, equipment lease financing	32,781	10.5	26,798	10.2
Real estate - construction	11,673	6.5	12,941	6.2
Total ACL - loans	$266,838	100.0%	$249,001	100.0%
(1) Ending loan balances as a % of total loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	September 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
	(in thousands)
Noninterest-bearing demand	$7,372,896	$7,370,963	$1,933	—%
Interest-bearing demand	5,676,600	5,819,539	(142,939)	(2.5)
Savings and money market deposits	6,563,003	6,403,995	159,008	2.5
Total demand and savings	19,612,499	19,594,497	18,002	0.1
Brokered deposits	226,883	251,526	(24,643)	(9.8)
Time deposits	1,537,172	1,727,476	(190,304)	(11.0)
Total deposits	$21,376,554	$21,573,499	$(196,945)	(0.9)%

During the nine months ended September 30, 2022, total deposits decreased by $196.9 million, or 0.9%, primarily due to a $190.3 million decrease in time deposits and a $142.9 million decrease in interest-bearing demand deposits, partially offset by a $159.0 million increase in savings and money market deposits.

The following table presents ending borrowings by type:

	September 30, 2022	December 31, 2021	Increase (Decrease)
			$	%
	(in thousands)
Federal funds purchased	$136,000	$—	136,000	N/M
Federal Home Loan Bank advances	265,500	—	265,500	N/M
Senior debt and subordinated debt	539,461	620,406	(80,945)	(13.0)
Other borrowings(1)	483,720	417,703	66,017	15.8
Total borrowings	$1,424,681	$1,038,109	$386,572	37.2%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the nine months ended September 30, 2022, borrowings increased $386.2 million, or 37.2%, primarily due to borrowings assumed in the Merger.

Shareholders' Equity

Compared to December 31, 2021, shareholders' equity at September 30, 2022 decreased $241.5 million, primarily due to a $470.4 million increase in the loss for AOCI largely attributable to unrealized losses on investment securities and derivative instruments, partially offset by a $124.2 million increase in retained earnings and the $89.7 million issuance of treasury shares in connection with the Merger.

On March 21, 2022, the Corporation announced that its board of directors approved the repurchase of up to $75 million of shares of the Corporation's common stock, or approximately 2.7% of the Corporation's outstanding shares, based on the closing price of the Corporation's common stock and the number of shares outstanding on March 17, 2022. Under the repurchase program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The repurchase program may be discontinued at any time and will expire on December 31, 2022. No shares of the Corporation's common stock were repurchased under this program during the three and nine months ended September 30, 2022.

Regulatory Capital

The Corporation and its subsidiary banks, Fulton Bank and Prudential Bank, are subject to regulatory capital requirements ("Capital Rules") administered by banking regulators. Failure to meet minimum capital requirements could result in certain actions by regulators that could have a material effect on the Corporation's financial statements.

The Capital Rules require the Corporation, Fulton Bank and Prudential Bank to:

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

As of September 30, 2022, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of September 30, 2022, Fulton Bank and Prudential Bank met the well capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the regulation. There were no other conditions or events since September 30, 2022 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	September 30, 2022	December 31, 2021	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.6%	14.1%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.9%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.0%	9.9%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.2%	8.6%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of September 30, 2022 :

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $133.0 million	14.3%
+300 bp	+ $100.3 million	10.8%
+200 bp	+ $68.2 million	7.3%
+100 bp	+ $34.7 million	3.7%
–100 bp	– $60.4 million	– 6.5%
–200 bp	– $144.7 million	– 15.6%

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

Fulton Bank and Prudential Bank are members of the FHLB and have access to FHLB overnight and term credit facilities. As of September 30, 2022, the Corporation had $265.5 million in advances outstanding with the FHLB. As of September 30, 2022, the Corporation has borrowing capacity of approximately $5.7 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2022, the Corporation had aggregate federal funds lines borrowing capacity of $2.2 billion. A combination of commercial real estate loans, commercial loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. As of September 30, 2022, the Corporation had $1.2 billion of collateralized borrowing capacity at the discount window.

Securities carried at $1.3 billion at September 30, 2022 and $2.5 billion at December 31, 2021 were pledged as collateral to secure public and trust deposits.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the first nine months of 2022 provided $519.2 million of cash. Cash used by investing activities was $0.9 billion and was mainly due to the net increase in loans. Cash used by financing activities was $700.7 million, and was primarily due an decrease in deposits. Changes resulting from assets acquired and liabilities assumed in the Merger are not reflected in the Consolidated Statement of Cash Flows.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation's debt security investments consist primarily of U.S. government-sponsored agency issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, auction rate securities and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government-sponsored agencies.

State and Municipal Securities

As of September 30, 2022, the Corporation owned securities issued by various states and municipalities with a total fair value of $1.0 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2022, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 76% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

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

Prudential Bancorp was acquired on July 1, 2022. The Corporation has extended oversight and monitoring processes that support internal control over financial reporting to include the acquired operations. Other than these processes, there have been no changes in the Corporation's internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c) On March 21, 2022, the Corporation announced that its board of directors approved the repurchase of up to $75 million of shares of the Corporation's common stock, or approximately 2.7% of the Corporation's outstanding shares, through December 31, 2022. Under this repurchase program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. This repurchase program may be discontinued at any time. During the three months ended September 30, 2022, no shares were repurchased under this program.

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

FULTON FINANCIAL CORPORATION

Date:	November 9, 2022	/s/ E. Philip Wenger
E. Philip Wenger
Chairman and Chief Executive Officer

Date:	November 9, 2022	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer