Form 10-K
period 2022-12-31
FULTON FINANCIAL CORP
filed 2023-03-01
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previous issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.2 billion. The number of shares of the registrant's Common Stock outstanding on February 17, 2023 was 166,962,326.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 16, 2023 are incorporated by reference in Part III.

2

Note: Some numbers contained in this Report may not sum due to rounding

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

2023 Repurchase Program	The repurchase of up to $100 million of the Corporation's common stock commencing January 1, 2023
ACL	Allowance for Credit Losses
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated Other Comprehensive Income
APR	Annual Percentage Rate
ARC	Auction Rate Security
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis Point(s)
BSA	Bank Secrecy Act of 1970, as amended
Basel Committee	Basel Committee on Banking Supervision
Basel III Rules	Risked-based requirements and rules issued by federal banking agencies
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Privacy Act
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CECL Day 1 Provision	Initial provision for credit losses required on non-purchased credit deteriorated loans acquired in the Merger
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Corporation, Company, we, our, or us	Fulton Financial Corporation
COVID-19	Coronavirus
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CTA	Corporate Transparency Act
DIF	Federal Deposit Insurance Fund
Directors' Plan	Amended and Restated Directors' Equity Participation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
DOL	U.S. Department of Labor
DTI	Debt-to-income
DTAs	Deferred Tax Assets
EAD	Exposure at Default
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board

FCA	United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Fed Funds Rate	Target Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintechs	Financial Technology Companies
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FSOC	Financial Stability Oversight Council
FTE	Fully Taxable-Equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. Generally Accepted Accounting Principles
GLBA	Gramm-Leach-Bliley Act
HTM	Held to Maturity
IDI	Insured depository institution
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp effective as of July 1, 2022
Merger Agreement	Agreement and Plan of Merger, dated as of March 1, 2022, between the Corporation and Prudential Bancorp
Merger Consideration	For each share of Prudential Bancorp common stock, $3.65 in cash and 0.7974 of a share of the Corporation's common stock, with cash paid in lieu of each fractional share of the Corporation's common stock that would otherwise be issued, determined by multiplying such fractional share amount by $18.25
MSRs	Mortgage Servicing Rights
NDAA	National Defense Authorization Act
Net Loans	Loans and lease receivables, (net of unearned income)
N/M	Not meaningful
NMTC	New Market Tax Credits
OBS	Off-Balance-Sheet
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other-Than-Temporary Impairment
Parent Company	Fulton Financial Corporation individually
Patriot Act	USA PATRIOT Act of 2001
PD	Probability of Default
Pension Plan	Fulton Financial Affiliates' Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PPP	Paycheck Protection Program
Prudential Bancorp	Prudential Bancorp, Inc.

Prudential Bancorp Pension Plan	The Pentegra Defined Benefits Plan for Financial Institutions, a multiemployer defined benefit pension plan
PSU	Performance-Based Restricted Stock Unit
QM	Qualified mortgage
RESPA	Real Estate Settlement Procedures Act
ROU	Right-of-Use
RSU	Restricted Stock Unit
RWA	Risk-Weighted Assets
S&P 500	Standard and Poor's 500 index
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act of 2017
Tax Code	U.S. Internal Revenue Code of 1986, as amended
TCIs	Tax Credit Investments, including qualified affordable housing projects, NMTC projects and historical rehabilitation projects
TDR	Troubled Debt Restructuring
TruPS	Trust Preferred Securities
TILA	Truth in Lending Act
UST	United States Treasury
VIEs	Variable Interest Entities
Visa Shares	Visa, Inc. Class B restricted shares
Volcker Rule Regulators	FDIC, Federal Reserve Board, OCC, Commodity Futures Trading Commission and SEC

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
•the effects of actions by the federal government, including those of the Federal Reserve Board and other government agencies, that impact the money supply and market interest rates;
•the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on net interest margin and net interest income;
•the effects of changes in interest rates on demand for the Corporation's products and services;
•the replacement of LIBOR as a benchmark reference rate;
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
•the Corporation's failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyberattacks;
•the impact of failures from third-party vendors upon which the Corporation relies to perform in accordance with contractual arrangements and the effects of concerns about other financial institutions on the Corporation;
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
•changes in regulation and government policy, which could result in significant changes in banking and financial services regulation;
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
•the possibility that the anticipated benefits of the Merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or challenges arising from, the integration of Prudential Bancorp into the Corporation or as a result of the strength of the economy, competitive factors in the areas where the Corporation and Prudential Bancorp do business, or as a result of other unexpected factors or events;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the Merger;
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the United States and abroad;
•public health crises and pandemics, including COVID-19 and their effects on the economic and business environments in which we operate, including on our credit quality and business operations, as well as the impact on general economic and financial market conditions;
•the Corporation's ability to achieve its growth plans;
•the Corporation's ability to attract and retain talented personnel;
•the effects of competition from financial service companies and other companies offering bank services;
•the Corporation's ability to keep pace with technological changes;
•the Corporation's reliance on its subsidiaries for substantially all of its revenues and its ability to pay dividends or other distributions;
•the effects of negative publicity on the Corporation's reputation; and
•other factors that may affect future results of the Corporation.

PART I

Item 1. Business

General

The Corporation was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, we became a financial holding company as defined in the GLBA, which gave us the ability to expand our financial services activities under our holding company structure. See "Item 1. Business - General - Competition and - Supervision and Regulation." We directly own 100% of the common stock of Fulton Bank and five non-bank entities.

On July 1, 2022, we completed our acquisition of 100% of the outstanding common stock of Prudential Bancorp. Prudential Bancorp's wholly owned subsidiary, Prudential Bank, became our wholly owned subsidiary. Prudential Bank merged with and into Fulton Bank on November 5, 2022.

Our Internet address is www.fultonbank.com. Electronic copies of our 2022 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations - Documents" at www.fultonbank.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on our website as soon as reasonably practicable after they are electronically filed with the SEC.

Banking and Financial Services

Through our banking subsidiary, Fulton Bank, we deliver financial services primarily within our five-state market area, comprised of Pennsylvania, Delaware, Maryland, New Jersey and Virginia, in a personalized, community-oriented style that emphasizes relationship banking.

We operate in areas that are home to a wide range of manufacturing, healthcare, agriculture and other service companies. We are not dependent upon one or a few customers or any one industry, and the loss of any single customer or a few customers would not have a material adverse impact on our business. However, a large portion of our loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans. See "Item 1A. Risk Factors - Interest Rate and Credit Risks - Our loan portfolio composition and competition for loans subject us to credit risk."

We offer a wide range of consumer and commercial banking products and services, as well as wealth management products and services, to our customers and the communities we serve:

Consumer Banking – We offer a diversified suite of consumer banking products and services in our market area. Our consumer banking products and services include various checking account and savings deposit products and certificates of deposit. We offer home equity loans and lines of credit as well as a variety of fixed, variable and adjustable rate mortgage products, including construction loans and jumbo residential mortgage loans, all of which are underwritten based upon loan-to-value limits specified in our lending policy. Our consumer loan products include automobile loans, personal lines of credit and checking account overdraft protection. We offer residential mortgages through Fulton Mortgage Company, an operating division of Fulton Bank.

Commercial Banking – We provide commercial banking products and services primarily to small and medium sized businesses (generally with sales of less than $150 million) in our market area. Commercial lending products include commercial real estate loans, commercial and industrial loans, construction loans and equipment lease financing loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or LIBOR, as well as interest rate derivatives. See "Item 1A. Risk Factors - Interest Rate and Credit Risks - The replacement of LIBOR as a financial benchmark presents risks to the financial instruments we originated or hold." Our commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. In addition, we offer equipment lease financing, letters of credit, cash management services and traditional deposit products to commercial customers. As of December 31, 2022, our policies limit the maximum total lending commitment to a single borrower to $100 million, an amount that is significantly below our regulatory lending limit. In addition, we have established lower total lending limits based on our internal risk rating of a borrower and for certain types of lending commitments.

Wealth Management – We offer wealth management services, which include investment management, trust, brokerage, insurance and investment advisory services, to consumer and commercial customers in our market area through Fulton Financial Advisors and Fulton Private Bank, both operating divisions of Fulton Bank.

We deliver these products and services through traditional financial center banking, with a network of financial center offices. Electronic delivery channels include a network of ATMs and telephone, mobile and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at any time of the day. As of December 31, 2022, we had 209 financial centers, not including remote service facilities (mainly stand-alone ATMs), and our main office located in Lancaster, Pennsylvania.

Human Capital

Our workforce, excluding temporary employees and interns, at December 31, 2022 consisted of approximately 3,300 employees, compared to approximately 3,200 employees at December 31, 2021. In 2022, we experienced lower employee turnover than in 2021.

Employee Engagement and Retention – We place a premium on having a highly engaged workforce because engaged employees tend to perform at a higher level, support our success, and are more likely to remain with our organization. We conduct an annual survey of our workforce to measure employee engagement, assess employee morale, and to help identify areas of the employee experience that could be improved. We then task our leaders with developing and implementing communication and action plans aimed at engaging with their respective teams to gain a better understanding of the results of the assessment and to foster enhanced future engagement.

Our leaders are held accountable for employee engagement scores for the teams they lead as each leader's engagement score is included in their annual performance review. Additionally, aggregated employee engagement assessment results are reported to our Board of Directors as a key indicator of the health and well-being of our workforce.

Culture, Diversity and Inclusion – We believe that building relationships matters. This belief includes relationships with clients and customers and relationships among employees. In recent years, we have placed significant emphasis on developing our corporate culture, and we now consider our culture to be one of the primary components of our continuing success. Our culture-shaping program, The Fulton Experience, is a highly engaging program that is intended to create new ways of thinking about employees' individual roles, how employees collaborate, and how we and our employees grow together. We believe that we succeed as a company because we value our employees' teamwork and foster a culture around that belief. More recently, we have been applying that same emphasis to the development of a diverse, equitable, and inclusive workforce. We recognize that having a diverse, equitable, and inclusive culture and workforce encourages employees to share their opinions and different perspectives, fosters a culture of respect, and are crucial elements of a successful organization. In 2022, we continued many initiatives to increase diversity, equity, and inclusion including, but not limited to, providing allyship training to all employees and supporting several employee resource groups.

Compensation and Rewards

The Corporation invests in its workforce by offering competitive salaries, incentives, and benefits that are part of the Corporation's pay for performance culture. This is implemented through incentive programs that are tailored to drive performance in the business units as well as at the corporate level.

Workforce Recruitment and Development – We recruit our workforce, filling both vacant and new positions, largely by posting these positions on our website and on social media platforms, through employee referrals and through talent recruiting efforts by internal and third-party recruiters. We provide for professional development of new and existing employees largely through the efforts of our Center for Learning and Talent Development that develops and administers a wide variety of training programs for professional development. We also provide for a number of off-site, third-party offerings in which employees can further enhance their skills, knowledge and leadership potential. One such example, afforded to employees with future leadership potential, is through our participation in the Stonier School of Banking sponsored by the American Bankers Association.

Safety, Health and Wellness – The safety, health and wellness of our employees remains a top priority. In addition to traditional healthcare, paid time off, paid parental leave and retirement benefits, we provide emotional wellness and work-life services through our Employee Assistance Program. Through COVID-19, we implemented measures to maintain the safety of employees and customers at our financial centers and other facilities and, where appropriate, adopted remote and hybrid onsite-

remote working arrangements. As the impacts of the COVID-19 pandemic diminish, we continue to iterate our approach to remote and hybrid working arrangements to support new ways of working while strengthening employee engagement.

Cybersecurity

Cybersecurity is a major component of our overall risk management approach. By the very nature of our business, handling sensitive data is a part of daily operations and is taken very seriously by all employees. The cybersecurity threat environment is volatile and dynamic requiring all levels of the organization to be cognizant and aware of these threats at all times. As such, we maintain a comprehensive cybersecurity strategy that includes, but is not limited to: regular employee cybersecurity training and communications; continuous monitoring, detection, alerting, and defense in-depth technologies; regular internal and third-party program oversight; policies and procedures regularly reviewed and designed with regulatory and industry guidance; and regular reviews of vendors who maintain sensitive data on behalf of Fulton Bank.

Given that cybersecurity threat actors are continuously adapting their techniques, it is important to note that no cybersecurity program is completely infallible. As we continue to offer new and innovative technologies for our customers, the risk of cybersecurity attacks and our oversight of this risk will remain at a high level.

Climate Risk Management

We recognize the potential impact climate change may have on us, our clients, employees, shareholders, and the communities we serve. We are cognizant of our responsibility to better understand the impact of our operations on global climate change and are taking steps to help ensure our organization operates in a manner consistent with responsible environmental stewardship. We are susceptible to losses and disruptions caused by fire, power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. We are also susceptible to losses arising from the transition to a low carbon economy, including policy changes, energy costs, and shifts in market and customer sentiment that can impact us and our clients. At this time, we have not experienced material losses from climate change. However, we are aware that its impact may increase in the future. As the potential impact of climate change broadens, we will continue to assess and respond to climate risks as they evolve.

Non-Bank Subsidiaries

We own 100% of the outstanding equity of five non-bank subsidiaries, which are consolidated for financial reporting purposes: (i) Fulton Financial Realty Company, which holds title to or leases certain properties where our financial centers and other facilities are located; (ii) Central Pennsylvania Financial Corp., which owns limited partnership interests in partnerships invested primarily in low- and moderate-income housing projects; (iii) FFC Penn Square, Inc., which owns TruPS issued by a subsidiary of Fulton Bank; (iv) Fulton Insurance Services Group, Inc., which engages in the sale of various life insurance products; and (v) Fulton Community Partner, LLC, whose mission is to change lives for the better by supporting community and economic development projects in distressed and underserved communities through participation in the NMTC program.

Competition

The banking and financial services industries are highly competitive. Within our geographic region, we face direct competition from other commercial banks, varying in size from local community banks to regional and national banks, credit unions and non-bank entities. As a result of the wide availability of electronic delivery channels, we also face competition from financial institutions that do not have a physical presence in our geographic markets.

The industry is also highly competitive due to the various types of entities that now compete aggressively for customers that were traditionally served only by the banking industry. Under the current financial services regulatory framework, banks, insurance companies and securities firms may affiliate under a financial holding company structure, allowing their expansion into non-banking financial services activities that had previously been restricted. These activities include a full range of banking, securities and insurance activities, including securities and insurance underwriting, issuing and selling annuities and merchant banking activities. Moreover, we face increased competition from certain non-bank entities, such as Fintechs and marketplace lenders, that in many cases, are not subject to the same regulatory compliance requirements as us.

Stock Information

The Corporation's common stock is traded on the Nasdaq Global Select Market under the ticker symbol "FULT." There are 600 million authorized shares of the Corporation's common stock, with approximately 167.5 million shares outstanding as of December 31, 2022. The Corporation has an additional 10 million authorized shares of preferred stock, of which approximately 200,000 shares with a liquidation preference of $1,000 per share were outstanding as of December 31, 2022.

Supervision and Regulation

We operate in an industry that is subject to laws and regulations that are enforced by a number of federal and state agencies. Changes in these laws and regulations, including interpretation and enforcement activities, could impact the cost of operating in the financial services industry, limit or expand permissible activities or affect competition among banks and other financial institutions.

The Corporation is a registered bank holding company that has elected to be treated as a financial holding company under the BHCA. The Corporation is regulated, supervised and examined by the Federal Reserve Board. Fulton Bank is a national banking association chartered under the laws of the United States and is primarily regulated by the OCC. In addition, the CFPB examines Fulton Bank for compliance with most federal consumer financial protection laws, including the laws relating to fair lending and prohibiting unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products or services and enforces such laws with respect to Fulton Bank and our affiliates.

Federal statutes that apply to us and our subsidiaries include the GLBA, the BHCA, the Dodd-Frank Act, the Federal Reserve Act, the National Bank Act and the Federal Deposit Insurance Act, among others. In general, these statutes, regulations promulgated thereunder, and related interpretations establish the eligible business activities we can engage in, certain acquisition and merger restrictions, limitations on intercompany transactions (such as loans and dividends), cash reserve requirements, lending limitations, compliance with unfair, deceptive and abusive acts and practices prohibitions, limitations on investments, and capital adequacy requirements, among other things. Such laws and regulations are intended primarily for the protection of depositors, customers and the DIF, as well as to minimize risk to the banking system as a whole, and, as a result, these laws and regulations are not for the protection of our shareholders or non-depository creditors.

The following discussion is general in nature and seeks to highlight some of the more significant regulatory requirements to which we are subject but does not purport to be complete or to describe all applicable laws and regulations.

BHCA – The Corporation is subject to regulation and examination by the Federal Reserve Board and is required to file periodic reports and to provide additional information that the Federal Reserve Board may require. The BHCA regulates activities of bank holding companies, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments and extensions of credit, among others. The BHCA permits the Federal Reserve Board, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies (and their non-banking affiliates) to correct or curtail unsafe or unsound banking practices. In addition, the Federal Reserve Board must approve certain proposed changes in organizational structure or other business activities before they occur. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of, any bank for which it is not already the majority owner.

Source of Strength – Federal banking law requires bank holding companies like us to act as a source of financial strength and to commit capital and other financial resources to each of their banking subsidiaries. This support may be required at times when we may not be able to provide such support without adversely affecting our ability to meet other obligations or when, absent such requirements, we might not otherwise choose to provide such support. If we are unable to provide such support, the Federal Reserve Board could instead require the divestiture of our subsidiaries and impose operating restrictions pending the divestiture. If a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve Board's invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee, and the bank will be entitled to priority payment in respect of that commitment.

The Economic Growth Act – In May 2018, the Economic Growth Act became law. Among other things, the Economic Growth Act amended certain provisions of the Dodd-Frank Act to raise the total asset threshold for mandatory applicability of enhanced prudential standards for bank holding companies to $250 billion and to allow the Federal Reserve Board to apply enhanced prudential standards to bank holding companies with between $100 billion and $250 billion in total assets to address financial stability risks or safety and soundness concerns. The Economic Growth Act's increased threshold took effect immediately for bank holding companies with total assets of less than $100 billion, including the Corporation.

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

Consumer Financial Protection Laws and Enforcement – The CFPB and the federal banking agencies continue to focus attention on consumer protection laws and regulations. The CFPB is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. Federal consumer financial laws enforced by the CFPB include, but are not limited to, the ECOA, the TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, the RESPA, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. As a residential mortgage lender, we are subject to multiple federal consumer protection statutes and regulations, including, but not limited to, those statutes and regulations referenced above.

In particular, fair lending laws prohibit discrimination in the provision of banking services. Fair lending laws include the ECOA and the Fair Housing Act, both of which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Failure to comply with these and similar statutes and regulations could subject us to formal or informal enforcement actions, the imposition of civil money penalties and consumer litigation.

The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. The CFPB may bring an administrative enforcement proceeding or civil action in federal district court. In addition, in accordance with a memorandum of understanding entered into between the CFPB and the DOJ, the two agencies have agreed to coordinate efforts related to enforcing the fair lending laws, which includes information sharing and conducting joint investigations; however, the extent to which such coordination may actually occur is unpredictable and may change over time as the result of a number of factors, including changes in leadership at the DOJ and the CFPB, as well as changes in the enforcement policies and priorities of each agency. As an independent bureau funded by the Federal Reserve Board, the CFPB may impose requirements that are more stringent than those of the other bank regulatory agencies.

As an IDI with total assets of more than $10 billion, Fulton Bank is subject to the CFPB's supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and authorizes state attorneys general to enforce consumer protection rules issued by the CFPB. As a result, Fulton Bank operates in a stringent consumer compliance environment.

Ability-to-pay rules and qualified mortgages – Under the CFPB rules that implement the TILA, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Fulton Bank, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate "qualified mortgages" which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a QM is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a QM loan, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total DTI ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

In December 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict DTI threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the APR does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of "seasoned" QM loans for those that meet certain performance requirements. Specifically, that rule allows a non-QM loan or a "rebuttable presumption" QM loan to receive a safe harbor from APR liability at the end of a "seasoning" period of at least 36 months as a "seasoned QM" if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the "seasoning period." The mandatory compliance date under the first final rule was July 1, 2021, but was subsequently delayed by the CFPB to October 1, 2022. The second final rule will apply to covered transactions for which institutions receive an application after the compliance date for the first final rule.

Integrated disclosures under the RESPA and the TILA – Under the CFPB rules, mortgage lenders are required to provide a loan estimate, not later than the third business day after submission of a loan application, and a closing disclosure at least three days prior to the loan closing. The loan estimate must detail the terms of the loan, including, among other things, expenses, projected monthly mortgage payments and estimated closing costs. The closing disclosure must include, among other things, closing costs and a comparison of costs reported on the loan estimate to actual charges to be applied at closing.

Volcker Rule – Provisions of the Dodd-Frank Act, commonly known as the "Volcker Rule," prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds and other private funds that are, among other things, offered within specified exemptions to the Investment Company Act, known as "covered funds," subject to certain exemptions. In October 2019, the Volcker Rule Regulators finalized amendments, effective on January 1, 2020, but with a required compliance date of January 1, 2021, to their regulations implementing the Volcker Rule, tailoring compliance requirements based on the size and scope of a banking entity's trading activities and clarifying and amending certain definitions, requirements and exemptions. In June 2020, the Volcker Rule Regulators issued a final rule that modified the Volcker Rule's prohibition on banking entities' investing in or sponsoring "covered funds." The final rule (1) streamlined the covered funds portion of the rule; (2) addressed the extraterritorial treatment of certain foreign funds; and (3) permitted banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address.

Our investing and trading activities have and will continue to depend on, among other things, further rulemaking and guidance that may be issued by the Volcker Rule Regulators and the development of market practices and standards.

Capital Requirements – The Corporation and Fulton Bank are subject to the Basel III Rules that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulation. Under the Basel III Rules, the Corporation and Fulton Bank apply the standardized approach in measuring RWA and regulatory capital.

Under the Basel III Rules, the Corporation and Fulton Bank are subject to the following minimum capital ratios:

•A minimum CET1 capital ratio of 4.50% of RWA;
•A minimum Tier 1 capital ratio of 6.00% of RWA;
•A minimum Total capital ratio of 8.00% of RWA; and
•A minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4.00%.

The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum CET1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2022, the Corporation and Fulton Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

The Basel III Rules also provide that the largest banking institutions must adhere to additional countercyclical buffer and supplementary leverage ratio requirements. The Corporation and Fulton Bank are not presently subject to these requirements.

The Basel III Rules provide for a number of required deductions from and adjustments to CET1. These deductions and adjustments include, for example, goodwill, other intangible assets, and DTAs that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. MSRs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations, such as the Corporation and Fulton Bank, that are not subject to the advanced approaches framework. The Corporation and Fulton Bank made a one-time, permanent election under the Basel III Rules to exclude the effects of certain components of AOCI included in shareholders' equity under GAAP in determining regulatory capital ratios.

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

The Capital Simplifications Rules eliminated the standalone prior approval requirement in the Basel III Rules for any repurchase of common stock. In certain circumstances, repurchases of our common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

The Basel Committee published the last version of the Basel III accord in 2017, generally referred to as "Basel IV." Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not the Corporation or Fulton Bank. The impact of Basel IV on the Corporation and Fulton Bank will depend on the manner in which it is implemented by the federal banking agencies. As of December 31, 2022, the Corporation and Fulton Bank exceeded all capital requirements necessary to be deemed "well-capitalized" for all regulatory purposes under the capital rules.

Stress Testing and Capital Planning – As a result of the Economic Growth Act and implementing regulations adopted by the Federal Reserve Board and OCC, the Corporation and Fulton Bank are no longer subject to company-run stress testing requirements under the Dodd-Frank Act. The Federal Reserve Board continues to supervise our capital planning and risk management practices through its regular supervisory process.

CECL Transitional Provisions – In June 2016, the FASB issued an ASU, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the existing "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. On August 26, 2020, the federal bank regulatory agencies issued a rule that allows institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. Taken together, these measures offer institutions a transition period of up to five years. We have elected to avail ourselves of the transition relief permitted under applicable regulations.

Prompt Corrective Action – The FDICIA established a system of prompt corrective action to attempt to resolve the problems of undercapitalized institutions. The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An IDI is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2022, Fulton Bank's capital ratios were above the minimum levels required to be considered "well capitalized" by the OCC.

Under this system, the federal banking agencies are required to take certain, and authorized to take other, prompt corrective actions against undercapitalized institutions, the severity of which increase as the capital category of an institution declines, including restrictions on growth of assets and other forms of expansion. Generally, a capital restoration plan must be filed with the institution's primary federal regulator within 45 days of the date an institution receives notice that it is "undercapitalized,"

"significantly undercapitalized" or "critically undercapitalized." Although prompt corrective action regulations apply only to depository institutions and not to bank holding companies, bank holding companies must guarantee any such capital restoration plan in certain circumstances. The liability of a bank holding company under any such guarantee is limited to the lesser of 5.00% of the bank's relevant assets at the time it became "undercapitalized" or the amount needed to comply. A bank holding company might also be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of a bank holding company, such guarantee would take priority over the bank holding company's general unsecured creditors.

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

Brokered Deposits – The FDICIA and FDIC regulations limit the ability of an IDI, such as Fulton Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for FDIC-IDIs that are well-rated and well-capitalized (or adequately capitalized and for which the FDIC-IDI has obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified FDIC-IDIs, like Fulton Bank, are able to except from treatment as "brokered" deposits the lesser of up to $5 billion, or 20% of the institution's total liabilities, in reciprocal deposits.

In December 2020, the FDIC issued a final rule amending its brokered deposits regulation. The rule sought to clarify and modernize the FDIC's regulatory framework for brokered deposits. Notable aspects of the rule included (i) the establishment of bright-line standards for determining whether an entity meets the statutory definition of "deposit broker;" (ii) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a "deposit broker" because their primary purpose is not the placement of funds with depository institutions (the "primary purpose exception"); (iii) the establishment of a "more transparent" application process for entities that seek to rely upon the "primary purpose exception", but do not qualify for one of the identified business relationships to which the exception is automatically applicable; and (iv) the clarification that third parties that have an exclusive deposit-placement arrangement with one IDI are not considered a "deposit broker." The final rule took effect on April 1, 2021, and full compliance was required by January 1, 2022.

Loans and Dividends from Bank Subsidiary – There are various restrictions on the extent to which Fulton Bank can make loans and other extensions of credit (including credit exposure arising from repurchase and reverse repurchase agreements, securities borrowing and derivative transactions) to, or enter into certain transactions with, its affiliates, which includes the Corporation and its non-bank subsidiaries. In general, these restrictions require that such transactions: (i) with the Corporation or any of its non-bank subsidiaries be limited to 10% of Fulton Bank's regulatory capital (20% in the aggregate to all such entities); (ii) satisfy certain qualitative limitations, including that any covered transaction be made on an arm's length basis; and (iii) in the case of extensions of credit, be secured by designated amounts of specified collateral.

For safety and soundness reasons, banking regulations also limit the amount of cash that can be transferred from Fulton Bank to the Corporation in the form of dividends. Generally, dividends are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits. In addition, banks are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. See "Note 12 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information regarding regulatory capital and dividend and loan limitations.

Federal Deposit Insurance – The deposits of Fulton Bank are insured up to the applicable limits by the DIF, generally up to $250,000 per insured depositor. Fulton Bank pays deposit insurance premiums based on assessment rates established by the FDIC. The FDIC has established a risk-based assessment system under which institutions are classified and pay premiums according to their perceived risk to the DIF. In addition, the FDIC possesses backup enforcement authority over a depository institution holding company, like us, if the conduct or threatened conduct of such bank holding company poses a risk to the DIF, although such authority may not be used if the bank holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.

FDIC assessment rates for large institutions that have more than $10 billion in assets, such as Fulton Bank, are calculated based on a "scorecard" methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs that is based primarily on the difference between the institution's average of total assets and average tangible equity. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Fulton Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 bps on an annualized basis. An institution's assessment is determined by multiplying its assessment rate by its assessment base, which is asset based.

The Tax Act disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as Fulton Bank, the premium deduction is phased out based on the proportion of the bank's assets exceeding $10 billion.

AML Requirements and the Patriot Act – The Patriot Act amended the BSA and other AML laws and regulations and imposed affirmative obligations on a wide range of financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Failure to comply with the requirements of the Patriot Act and other AML laws and regulations could have serious legal, financial, regulatory and reputational consequences. In addition, bank regulators will consider a bank holding company's effectiveness in combating money laundering when ruling on BHCA and Bank Merger Act applications. In addition, financial institutions are subject to customer due diligence requirements, issued by the FinCEN, to identify and verify the identity of natural persons, known as beneficial owners, who own, control, and profit from legal entity customers when those customers open accounts. We have adopted policies, procedures and controls to address compliance with the Patriot Act and other AML laws and regulations, and we will continue to revise and update our policies, procedures and controls to reflect required changes.

On January 1, 2021, the NDAA was signed into law, which enacted the most significant overhaul of the BSA and other AML-related laws since the Patriot Act. Notable aspects of the NDAA include: (i) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry that requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to the FinCEN (which will be maintained by the FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions that provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the BSA or other AML-related laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of the FinCEN. Many of the new provisions, including those with respect to beneficial ownership, require the Department of Treasury and the FinCEN to promulgate rules. On December 8, 2021, the FinCEN issued proposed regulations that would implement the amendments with respect to beneficial ownership. On September 29, 2022, the FinCEN issued a final rule establishing a beneficial ownership information reporting requirement, pursuant to the CTA. The rule will require most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners—the persons who ultimately own or control the company, to the FinCEN. On December 15, 2022, the FinCEN issued a notice of proposed rulemaking that would implement other provisions of the CTA that govern the access to, and protection of, beneficial ownership information. Until a final rule is issued, it is not certain to what extent this rulemaking will impact the BSA and AML compliance activities of Fulton Bank.

Commercial Real Estate Guidance — Under guidance issued by the federal banking agencies, the agencies have expressed concerns with institutions that ease commercial real estate underwriting standards and have directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks. The agencies have also issued guidance that requires a financial institution to employ enhanced risk management practices if the institution is exposed to significant concentration risk. Under that guidance, an institution is potentially exposed to significant concentration risk if: (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development, and other land loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital, and the outstanding balance of the institution's commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Community Reinvestment — Under the CRA, Fulton Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and meet the credit needs of its entire community, including low- and moderate-income areas. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2022, Fulton Bank was rated as "outstanding." Regulations require that Fulton Bank publicly disclose certain agreements that are in fulfillment of CRA. Fulton Bank is not a party to any such agreements at this time. The federal banking agencies have expressed interest in, and the OCC has taken certain steps toward, reform of the CRA's implementing regulations; however, the agencies have not yet agreed upon a common framework for reform. On May 5, 2022, the OCC, in conjunction with the other federal bank regulatory agencies, issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. The agencies' stated goal of the joint proposal is to "update CRA regulations to strengthen the achievement of the statute's purpose; adapt to changes in the banking industry, including the expanded role of mobile and online banking; provide greater clarity and consistency in the application of the regulations; tailor performance standards to account for differences in bank size and business models and local conditions; tailor data collection and reporting requirements and use existing data whenever possible; promote transparency and public engagement; confirm that CRA and fair lending responsibilities are mutually reinforcing; and create a consistent regulatory approach that applies to banks regulated by all three agencies." Until the agencies announce a final rule, it is unclear to what extent the rulemaking will create an additional compliance burden on Fulton Bank, and otherwise affect its lending, investment, retail branching, and other activities.

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

The Dodd-Frank Act requires federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, including the Corporation and Fulton Bank, that have at least $1 billion in total assets, prohibiting incentive-based compensation arrangements that encourage inappropriate risk-taking by an executive officer, employee, director or principal shareholder that could lead to material financial loss to the entity. In addition, these regulations or guidelines must require enhanced disclosure with respect to incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding clawbacks of incentive-based executive compensation. On January 27, 2022, the SEC extended this comment period until March 4, 2022. On October 15, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions, which largely track the proposed rules originally announced in 2015. Notwithstanding the issuance of these final rules, the scope and content of the federal banking agencies' policies on executive compensation may continue to evolve in the near future. We have had a clawback policy in place since 2012 and will assess the policy against the new requirements.

Privacy Protection and Cybersecurity — Fulton Bank is subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require Fulton Bank to disclose its privacy policy, including identifying with whom it shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require Fulton Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, Fulton Bank is required to provide its customers with the ability to "opt-out" of having Fulton Bank share a customer's nonpublic personal information with unaffiliated third parties.

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

Certain states have enacted laws establishing consumer privacy protections and data security requirements in their respective states. For example, the CCPA gives California residents new rights to receive certain disclosures regarding the collection, use, and sharing of "Personal Information," as well as rights to access, delete, and restrict the sale of certain personal information. The CCPA, which was amended in November 2020 by a ballot initiative titled the California Privacy Rights Act, went into effect on January 1, 2020, and Fulton Bank is required to comply with the CCPA in serving the small number of its customers that are residents of California. Privacy and data security legislation remained a priority issue in 2021. Attempts by state and local governments to regulate consumer privacy have the potential to create a patchwork of differing and/or conflicting state regulations. In addition, Congress and federal regulatory agencies are considering similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose on banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to promptly notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks' services providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The final rule took effect on April 1, 2022, and banks and their service providers were required to be in compliance with the requirements of the rule by May 1, 2022.

Federal Reserve System — Federal Reserve Board regulations require depository institutions to maintain cash reserves against specified deposit liabilities. The dollar amount of a depository institution's reserve requirement is determined by applying the reserve ratios specified in the Federal Reserve Board's Regulation D to an institution's reservable liabilities (primarily net transaction accounts such as negotiable order of withdrawal and demand deposit accounts). A reserve of 3% must be maintained against aggregate transaction account balances of between $16.9 million and $127.5 million (subject to adjustment by the Federal Reserve Board) plus a reserve of 10% (subject to adjustment by the Federal Reserve Board within a range of between 8% and 14%) against that portion of total transaction account balances in excess of $127.5 million. The first $16.9 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. Fulton Bank is in compliance with the foregoing requirements.

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

Acquisitions — The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before:

•the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;
•any of the company's subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or
•the company may merge or consolidate with any other bank or financial holding company.

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

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the U.S. Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized, and the prospects for such action are uncertain at this time. The adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

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

Permissible Activities — As a bank holding company, the Corporation may engage in the business of banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the Federal Reserve Board has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. As a financial holding company, the Corporation may also engage in or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the Corporation continues to meet the eligibility requirements for financial holding companies, including that the Corporation and each of its U.S. depository institution subsidiaries remain "well-capitalized" and "well-managed."

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

Enforcement Powers of Federal Banking Regulators — The Federal Reserve Board and other U.S. banking agencies have broad enforcement powers with respect to an IDI and its holding company, including the power to (i) impose cease and desist orders, substantial fines and other civil penalties, (ii) terminate deposit insurance, and (iii) appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject the Corporation or Fulton Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

In addition, under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of a depository institution subsidiary of the bank holding company.

Federal Securities Laws — The Corporation is subject to the periodic reporting, proxy solicitation, tender offer, insider trading, corporate governance and other requirements under the Exchange Act and the rules of the Nasdaq that apply to companies listed on the Nasdaq Global Select Market. Among other things, the federal securities laws require management to issue a report on the effectiveness of its internal controls over financial reporting. In addition, the Corporation's independent registered public accountants are required to issue an opinion on the effectiveness of its internal control over financial reporting. See "Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm." Certifications of the Chief Executive Officer and the Chief Financial Officer as required by the Sarbanes-Oxley Act of 2002 and the resulting SEC rules can be found in the Signatures and Exhibits sections.

Climate-Related Regulation – In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: (i) ensure that management of climate-related risk exposures has been incorporated into existing governance structures; (ii) evaluate the potential impact of climate-related risks on the bank's financial condition, operations and business objectives as part of its strategic planning process; (iii) account for the effects of climate change in stress testing scenarios and systemic risk assessments; (iv) revise expectations for credit portfolio concentrations based on climate-related factors; (v) consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; (vi) evaluate the impact of climate change on the bank's borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; (vii) incorporate climate-related financial risk into the bank's internal reporting, monitoring and escalation processes; and (viii) prepare for the transition risks associated with the adjustment to a low-carbon economy as well as related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the FSOC published a report identifying climate-related financial risks as an "emerging threat" to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles, if adopted as proposed, would not apply to Fulton Bank based upon its current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, the Governor of Pennsylvania has announced the Pennsylvania Climate Action Plan of 2021 that will, in part, focus on the negative impact businesses have on greenhouse gas emissions. Further, Virginia's omnibus Virginia Clean Economy Act enacted provisions with the goal of the Commonwealth being carbon-free by 2045; and, after the Governor of Maryland reauthorized the Greenhouse Gas Emissions Reduction Act of 2016, the Maryland Department of Environment released the 2030 Greenhouse Gas Reduction Act Plan. Once fully implemented, these measures will, at least in part, focus on the greenhouse gases impact that businesses have in the respective states in which they operate.

Executive Officers

The executive officers of the Corporation as of December 31, 2022 are as follows:

Name	Age	Office Held and Term of Office

E. Philip Wenger	65	Director of the Corporation since 2009 and Director of Fulton Bank since 2019. Chairman of the Board and Chief Executive Officer of the Corporation since January 2013. Mr. Wenger previously served as President of the Corporation from 2008 to 2017, Chief Operating Officer of the Corporation from 2008 to 2012, Director of Fulton Bank from 2003 to 2009, Chairman of Fulton Bank from 2006 to 2009 and employed by the Corporation in a number of positions since 1979. On December 31, 2022, Mr. Wenger retired as Chairman of the Board and Chief Executive Officer of the Corporation.

Curtis J. Myers	54	Director of the Corporation since 2019 and Director of Fulton Bank since 2009. Chairman of the Board and Chief Executive Officer of the Corporation since January 1, 2023. Mr. Myers previously served as President and Chief Operating Officer of the Corporation from 2018 to 2022. Chairman and Chief Executive Officer of Fulton Bank since 2018. Mr. Myers served as Senior Executive Vice President of the Corporation from 2013 to 2017 and President and Chief Operating Officer of Fulton Bank since 2009. Mr. Myers has been employed by Fulton Bank in a number of positions since 1990.

Mark R. McCollom	58	Senior Executive Vice President and Chief Financial Officer of the Corporation since 2018. Mr. McCollom joined the Corporation in 2017 as Senior Executive Vice President and Chief Financial Officer Designee. Before joining the Corporation Mr. McCollom was a Senior Managing Director, Chief Administrative Officer and Chief Operating Officer of Griffin Financial Group, LLC ("Griffin"). Prior to his role at Griffin, Mr. McCollom was the Chief Financial Officer of Sovereign Bancorp, Inc. He has over 30 years of experience in the financial services industry.

David M. Campbell	61	Senior Executive Vice President and Director of Strategic Initiatives and Operations since 2014. Mr. Campbell joined the Corporation in 2009 as Chief Administrative Officer of Fulton Financial Advisors, a division of Fulton Bank and was promoted to President of Fulton Financial Advisors in 2010. He has more than 40 years of experience in the financial services industry.

Beth Ann L. Chivinski	62	Senior Executive Vice President and Chief Risk Officer of the Corporation since 2016. Previously, Ms. Chivinski served as the Corporation's Chief Audit Executive from 2013 to 2016 and was promoted to Senior Executive Vice President of the Corporation in 2014. Ms. Chivinski served as the Corporation's Controller and Chief Accounting Officer from 1994 to 2013, having been promoted to Executive Vice President in 2004.

Andy B. Fiol	51	Appointed Senior Executive Vice President and Head of Consumer Banking, and as an executive officer of the Corporation, effective January 1, 2023. Mr. Fiol previously served as Senior Executive Vice President and Head of the Consumer & Small Business Bank of the Corporation since 2022. Mr. Fiol joined the Corporation as Director of Consumer & Small Business Channel, Segment and Product in 2018. Prior to joining the Corporation, he served as an executive in various roles at both Capital One Bank from 2011 to 2018 and prior to that at Bank of America. He has more than 20 years of experience in the financial services industry.

Name	Age	Office Held and Term of Office

Natasha R. Luddington	48	Senior Executive Vice President, Chief Legal Officer and Corporate Secretary since 2021. Ms. Luddington became the Senior Executive Vice President, Chief Legal Officer and Corporate Secretary Designee of the Corporation in October 2021. Prior to joining the Corporation, Ms. Luddington served in various positions, including Interim General Counsel and Senior Vice President, Associate General Counsel at Pacific Western Bank from 2014 to 2021. Ms. Luddington served in various roles in CapitalSource Bank's legal department from 2007 to 2014. Ms. Luddington has more than 20 years of legal experience.

Meg R. Mueller	58	Senior Executive Vice President and Head of Commercial Business since 2018. Ms. Mueller served as Chief Credit Officer of the Corporation from 2010 to 2017. Ms. Mueller was promoted to Senior Executive Vice President of the Corporation in 2013 and has been employed by the Corporation in a number of positions since 1996.

Angela M. Sargent	55	Senior Executive Vice President and Chief Information Officer of the Corporation since 2013. Ms. Sargent served as Executive Vice President and Chief Information Officer from 2002 to 2013 and has been employed by the Corporation in a number of positions since 1992.

Angela M. Snyder	58	Chief Banking Officer and Senior Executive Vice President since 2022. Ms. Snyder was Head of Consumer Banking from 2018 to 2022. Ms. Snyder joined the Corporation in 2002 as President of Woodstown National Bank. Ms. Snyder served as Chairwoman, President, and Chief Executive Officer of Fulton Bank of New Jersey until 2019. Ms. Snyder has more than 30 years of experience in the financial services industry.

Bernadette M. Taylor	61	Senior Executive Vice President and Chief Human Resource Officer since 2015. Dr. Taylor served as Executive Vice President of employee services, employment, and director of human resources prior to her promotion in 2015 to Chief Human Resources Officer. Dr. Taylor joined the Corporation in 1994 as the Corporate Training Director.

Item 1A. Risk Factors

An investment in our securities involves certain risks, including, among others, the risks described below. In addition to the other information contained in this Report, you should carefully consider the following risk factors. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition and results of operations could be materially, adversely affected.

GENERAL ECONOMIC AND MARKET CONDITIONS RISKS

Difficult conditions in the economy and the financial markets may materially adversely affect our business, financial condition and results of operations.

Our financial condition and results of operations are affected by conditions in the economy and the financial markets generally. Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; changes in the rate of inflation or in interest rates; high unemployment; labor shortages; governmental fiscal and monetary policies; the level of, or changes in, prices of raw materials, goods or commodities; supply chain issues; global economic conditions; trade policies and tariffs affecting other countries as well as retaliatory policies and tariffs by such countries; geopolitical events, including the war between Russia and Ukraine; natural disasters; public health crises, such as epidemics and pandemics; acts of war or terrorism; or a combination of these or other factors.

Specifically, the business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral, if any, securing those loans, as well as demand for loans and other products and services we offer. There continues to be economic uncertainty, including the possibility of a recession, which could negatively impact the quality of our loan portfolio. As a result, we may have to increase our provision for credit losses, which would negatively impact our results of operations, and could result in charge-offs of a higher percentage of our loans. Unlike large, national institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect our profit potential.

The continuing COVID-19 pandemic could adversely affect our business and our customers, counterparties, employees, and third-party service providers.

The spread of COVID-19 created a global public health crisis that has impacted household, business, economic, and market conditions, including in Pennsylvania and the eastern United States where we conduct most of our business. While economic activity improved significantly from 2020 lows, the pace of economic recovery remains uneven across some industries and geographies, and some industries have been impacted more severely than others by specific variants and by supply chain and/or labor supply disruptions caused by the pandemic. Additionally, our operations have been impacted by the need to close certain offices and limit how customers conduct business through our financial center network. Many of our employees continue to work under a hybrid model that includes working remotely, which exposes us to increased cybersecurity risks, such as phishing, malware, and other similar attacks, all of which could expose us to liability and could seriously disrupt our business operations.

The full extent of the impact of COVID-19 on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects is still uncertain, and will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic – COVID-19 has not yet been contained; continuing spread and rise of new variants could affect significantly more households and businesses, or cause additional limitations on commercial activity, and/or general economic and financial instability. We also believe we will continue to see the economic effects of the pandemic even after the COVID-19 outbreak has fully subsided, and this is expected to continue to affect our business, financial position, results of operations, and prospects.
•The ongoing effect on our customers, counterparties, employees, and third-party service providers – COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers and/or these other parties could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans.
•The effect on economies and markets – Governmental actions could have lasting effects on taxes and other economic factors, which could adversely affect our financial condition and results of operations. For example, the unprecedented extent of economic stimulus during the pandemic appears to have caused and/or exacerbated inflationary pressures.

INTEREST RATE AND CREDIT RISKS

We are subject to interest rate risk.

We cannot predict or control changes in interest rates. We are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, many of which affect interest rates charged on loans and paid on deposits.

In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve Board's target Fed Funds Rate was reduced to nearly 0% in March 2020. However, in a series of actions to combat rising inflation that began in March 2022, the Federal Reserve Board raised the Fed Funds Rate to 4.50% - 4.75% as of February 1, 2023.

Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 83% of total revenues in 2022. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in an increase in the interest paid on interest-bearing liabilities that is not accompanied by a corresponding increase in the interest earned on interest-earning assets, or the increase in interest earned might be at a slower pace, or in a smaller amount, than the increase in interest paid, reducing our net interest income and/or net interest margin. In addition, we rely on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our net interest margin and/or create liquidity challenges.

We have policies and procedures designed to manage the risks associated with changes in interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our hedging and other risk mitigation strategies may be ineffective and may adversely impact our financial condition and results of operations.

An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases in the allowance for loan losses.

Changes in interest rates may also affect the average life of loans and certain investment securities, including mortgage-backed securities. Increases in interest rates may extend the average life of fixed rate assets potentially restricting our ability to reinvest in higher yielding alternatives, reduce demand for loans and may result in customers withdrawing their certificates of deposit early. Conversely, decreases in interest rates can result in increased prepayments of loans and certain investment securities, as borrowers or issuers refinance to reduce their borrowing costs. Under those circumstances, we would be subject to reinvestment risk to the extent that we are not able to reinvest the money received from such prepayments at rates that are comparable to the rates on the loans and investment securities that are prepaid.

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. In the event that the fair value of an investment security declines below its amortized cost, we are required to determine whether the decline constitutes an OTTI. The determination of whether a decline in fair value is other-than-temporary depends on a number of factors, including whether we have the intent and ability to retain the investment security for a period of time sufficient to allow for any anticipated recovery in fair value. If a determination is made that a decline is other-than-temporary, an OTTI charge is recorded. In addition, changes in interest rates can affect the fair value of AFS investment securities, with any unrealized gain or loss reflected as a component of AOCI. During 2022, as a result of rising interest rates, the value of our AFS investment securities declined resulting in unrealized losses of approximately $312 million reflected in AOCI as a reduction to total shareholders' equity. Further increases in interest rates could result in additional unrealized losses on AFS investment securities we hold.

We cannot predict the nature or timing of any future changes in fiscal and monetary policies or of changes in interest rates; however, policy or interest rate changes could have a material adverse effect on our business, financial condition and results of operations.

Changes in interest rates can affect demand for our products and services.

Movements in interest rates can cause demand for some of our products and services to be cyclical. For example, demand for residential mortgage loans has historically tended to increase during periods when interest rates were declining and to decrease during periods when interest rates were rising. As a result, we may need to periodically increase or decrease the size of certain of our product and service offerings, including our personnel, to match increases and decreases in demand and volume. The need to change the scale of our product and service offerings is challenging, and there is often a lag between changes in the interest rate environment and our reaction to these changes.

The replacement of LIBOR as a financial benchmark presents risks to the financial instruments we originated or hold.

LIBOR is the reference rate used for many of our transactions, including variable and adjustable rate loans, derivative contracts, borrowings and other financial instruments. A reduced volume of interbank unsecured term borrowing, coupled with legal and regulatory proceedings related to rate manipulation by certain financial institutions, led to international reconsideration of LIBOR as a financial benchmark. The FCA announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Although the FCA confirmed the extension of overnight and 1-, 3-, 6- and 12-month LIBOR through June 30, 2023 in order to provide financial institutions greater time to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit rates for the calculation of LIBOR. We are in the process of transitioning from LIBOR to other reference rates, including SOFR, for our borrowers with variable and adjustable rate loans that use LIBOR as a reference rate.

On March 15, 2022, President Biden signed the LIBOR Act into law. The LIBOR Act establishes a uniform replacement reference rate for LIBOR in agreements that either do not contain a fallback provision, or do not identify a specific benchmark replacement and a person with the authority, right or obligation to determine the benchmark replacement. The replacement rate will be the benchmark replacement identified by the Federal Reserve Board that is based on the SOFR, including a tenor spread adjustment that is consistent with the International Swaps and Derivatives Association's IBOR Fallbacks Protocol. In December 2022, the Federal Reserve Board published final regulations implementing the LIBOR Act and adopting SOFR-based benchmark rates that will replace overnight, 1-, 3-, 6- and 12-month U.S. dollar LIBOR for agreements specified in the LIBOR Act.

The use of the SOFR-based benchmark rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amounts received and paid on derivative contracts and other financial instruments. In addition, the transition to other benchmark rates may be delayed due to operational issues, result in reduced loan balances if borrowers do not accept the substitute index or indices or result in disputes or litigation with customers over the appropriateness or compatibility of such indices to LIBOR. The implementation of replacements for LIBOR has and will continue to result in increased compliance and operational costs and could have an adverse effect on our financial condition and results of operations.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on our results of operations.

The market value of our securities investments, which include mortgage-backed securities, state and municipal securities and corporate debt securities, are particularly sensitive to price fluctuations and market events. Declines in the values of our securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in OTTI charges.

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

At December 31, 2022, approximately 66% of our loan portfolio was in commercial loans, commercial mortgage loans, and residential and commercial construction loans. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because these loans are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of borrowers' businesses and properties, repayment of such loans may be affected by factors outside the borrower's control, including adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation. In addition, these loans typically have relatively large balances and the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Furthermore, intense competition among both bank and non-bank lenders could increase pressure on us to relax our credit standards and/or underwriting criteria and drive us to consider loans and customer relationships outside our established risk appetite or target customer base in order to achieve our loan growth targets potentially resulting in greater challenges in the repayment or collection of loans if economic conditions, or individual borrower performance, deteriorate.

LIQUIDITY AND CAPITAL RISKS

Changes in interest rates or disruption in liquidity markets may adversely affect our sources of funding.

We must maintain sufficient sources of liquidity to meet the demands of our depositors and borrowers, support our operations and meet regulatory requirements. Our liquidity management policies and practices emphasize core deposits and repayments and maturities of loans and investments as our primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the FRB, proceeds from the sales of loans and use of our liquidity resources, including capital markets funding. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to us than funding provided by deposit account balances having similar maturities. In addition, adverse changes in our financial condition or results of operations, downgrades in our credit ratings, regulatory actions involving us, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

We rely on customer deposits as our primary source of funding. A substantial majority of our deposits are in non-maturing accounts that customers can withdraw on demand or upon several days' notice. Factors, including competition with bank and non-bank competitors, changes in interest rates, the availability of alternative investment options, customer confidence in the industry and the liquidity needs of deposit customers, can cause fluctuations in both the level and cost of customer deposits. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for us, representing approximately 11% of total deposits at December 31, 2022. State and municipal customers frequently maintain large deposit account balances substantially in excess of the FDIC insurance limit, and these depositors may be more sensitive than other depositors to changes in interest rates. Changes in any of these factors could increase our funding costs, reduce our net interest margin and/or create liquidity challenges.

If we are not able to continue to rely primarily on customer deposits to meet our liquidity and funding needs, access secondary, non-deposit funding sources on favorable terms or otherwise fail to manage our liquidity effectively, our ability to continue to grow may be constrained, and our liquidity, operating margins, financial condition and results of operations may be materially adversely affected.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We are required by regulatory agencies to maintain adequate levels of capital. We may need to raise additional capital in the future to meet regulatory or other internal requirements. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of debt. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.

We cannot provide any assurance that access to such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. The inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.

The Corporation and Fulton Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as making payments on certain capital instruments, paying executive bonuses or dividends, and repurchasing or redeeming capital securities.

RISKS RELATED TO RISK MANAGEMENT

We are exposed to many types of operational and other risks, and our framework for managing risks may not be effective in mitigating risk.

We are exposed to many types of operational risks, including the risk of human error or fraud by employees and other third parties, intentional and inadvertent misrepresentation by loan applicants, borrowers or guarantors, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, operational errors, computer and telecommunications systems malfunctions or failures and reliance on data that may be faulty or incomplete. In an environment characterized by continual, rapid technological change, when we introduce new products and services, or make changes to our information technology systems and processes as we do from time to time, these operational risks are increased. Any of these operational risks could result in the diminished ability to operate one or more of our businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and/or regulatory intervention, any or all of which could materially adversely affect us.

Operational errors can include information system misconfiguration, clerical or record-keeping errors, or disruptions from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Because of our large transaction volume and necessary dependence upon automated systems to record and process these transactions, there is a risk that technical flaws, tampering, or manipulation of those automated systems, arising from events wholly or partially beyond our control, may give rise to disruption of service to customers and to financial loss or liability. We are also exposed to the risk that our business continuity and data security systems prove to be inadequate.

Furthermore, our risk management framework is subject to inherent limitations, and risks may exist, or develop in the future, that we have not anticipated or identified. If our risk management framework is ineffective, we could suffer unexpected losses and could be materially adversely affected. One critical component of our risk management framework is our system of internal controls. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition, results of operations and reputation. See Item 9A. "Controls and Procedures."

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect our operations, net income or reputation.

Our business is highly dependent on information systems and technology and the ability to collect, process, transmit and store significant amounts of confidential information on a daily basis. While we perform some of the functions required to operate our business directly, we also rely on third parties for significant business functions, such as processing customer transactions, providing cloud-based infrastructure, software and data storage services, maintaining customer-facing websites, including our online and mobile banking functions, and developing software for new products and services. These relationships require us to allow third parties to access, store, process and transmit customer information. As a result, we may be subject to cybersecurity risks directly, as well as indirectly, through the vendors to whom we outsource business functions and the downstream service providers of those vendors. Cyber threats could result in unauthorized access, loss or destruction of confidential information or customer data; unavailability, degradation or denial of service; introduction of computer viruses or ransomware; and other adverse events causing us to incur additional costs repairing systems, restoring date or adding new personnel or protection technologies. Cyber threats may also subject us to regulatory investigations, litigation or enforcement actions, require the payment of fines, penalties or damages, or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect our business, financial condition or results of operations and/or damage our reputation.

Critical infrastructure sectors, including the financial services sector, increasingly have been the targets of cyberattacks. Cyberattacks involving large financial institutions, including denial of service attacks, nation-state cyberattacks, ransomware attacks designed to deny access to key internal resources or systems, and targeted social engineering and email attacks, are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems (and third-party vendors providing those systems) used by large numbers of banking organizations in order to conduct malicious cyber activities.

Like other financial institutions, we experience malicious cyber activity on an ongoing basis directed at our websites, computer systems, software, networks and our users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial of service attacks. We also experience large volumes of phishing and other forms of social engineering attempted for the purpose of perpetuating fraud against us, our employees or our customers. While, to date, malicious cyber activity, cyberattacks and other information security breaches have not had a material adverse impact on us, risk to our systems remains significant.

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

We use monitoring and preventive controls to detect and respond to data breaches and cyber threats involving our systems before they become significant. We regularly evaluate our systems and controls and implement upgrades as necessary. We also attempt to reduce our exposure to our vendors' data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions. The additional cost to us of data and cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees and the incremental cost of personnel who focus a substantial portion of their responsibilities on data and cybersecurity.

There can be no assurance that the measures we employ to detect and combat direct or indirect cyber threats will be effective. In addition, because the methods of cyberattacks change frequently or, in some cases, are not recognized until launched, we may be unable to implement effective preventive control measures to proactively address these methods. Although one of our third-party vendors experienced a data breach in 2022 that had an immaterial impact on us, there can be no assurance that any future third-party vendor data breach would not be material, and if we or a third-party vendor were to experience a cyberattack or information security breach, we could suffer damage to our reputation, productivity losses, response costs associated with investigation and resumption of services, and incur substantial additional expenses, including remediation expenses costs associated with client notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated civil litigation, any of which could have a materially adverse effect on our business, financial condition, results of operations and reputation. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, our insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses.

Additionally, account data compromise, malware and ransomware events affecting a broad spectrum of commercial businesses and governmental entities in recent years have resulted in heightened legislative and regulatory focus on privacy, data protection and information security. Changes in laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws could result in higher compliance and technology costs and could restrict our ability to provide certain products and services that could materially and adversely affect our profitability.

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

In addition, the sale of residential mortgage loans and other loans in the secondary market serves as a source of non-interest income and liquidity for us and can reduce our exposure to interest rate risk. Efforts to reform government sponsored enterprises and agencies, changes in the types of, or standards for, loans purchased by government sponsored enterprises or agencies and other investors, or our failure to maintain our status as an eligible seller of such loans may limit our ability to sell these loans. Our inability to continue to sell these loans could reduce our non-interest income, limit our ability to originate and fund these loans in the future, and make managing interest rate risk more challenging, any of which could have a material adverse effect on our financial condition and results of operations.

Our operational risks include risks associated with third-party vendors and other financial institutions.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations, including, notably, responsibility for the core processing system that services Fulton Bank. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations and could have a material adverse effect on our financial condition or results of operations and/or damage our reputation. Further, third-party vendor risk management continues to be a point of regulatory emphasis. A failure to follow applicable regulatory guidance in this area could expose us to regulatory sanctions.

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

Any of these operational or other risks could result in our diminished ability to operate one or more of our businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and regulatory intervention and could materially adversely affect our business, financial condition and results of operations.

Climate change may materially adversely affect our business and results of operations.

We operate in areas where our business and the activities of our customers could be impacted by the effects of climate change, including increased frequency or severity of storms, hurricanes, floods, droughts, and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change consumer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for our products and services. At this time, we have not experienced material losses from climate change; however, we are aware that its impact may increase in the future. Climate change, its effects and the resulting, unknown impacts could have a material adverse effect on our financial condition and results of operations.

We are also susceptible to policy and regulatory changes with respect to banks' climate risk management practices. For instance, the leadership of the federal banking agencies, including the Comptroller of the Currency, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks' risk management practices. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee to assist with these initiatives and support the agency's efforts to enhance its supervision of climate change risk management. If new regulations or supervisory guidance applicable to us came into effect, our compliance costs and other compliance-related risks would be expected to increase and affect our financial position and results of operations.

RISKS FROM ACCOUNTING AND OTHER ESTIMATES

Our consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items: the allowance for credit losses, particularly in light of the adoption of the new CECL standard on January 1, 2020; the carrying value of goodwill or other intangible assets; the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available and any adjustment may be significant.

There are risks resulting from the extensive use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values. We use models in such processes as determining the pricing of various products, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, as a result new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables (unemployment rates, real GDP, etc.) upon which we rely. Some of the decisions that our regulators make, including those related to capital distributions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to make capital distributions in the form of dividends or share repurchases. Our reliance on models continues to increase as rules, guidance, and expectations change. The most recent example of this is the additional models used in the determination of our ACL under CECL, which we adopted on January 1, 2020.

LEGAL AND REGULATORY COMPLIANCE RISKS

We are subject to extensive regulation and supervision and may be adversely affected by changes in, or any failure to comply with laws and regulations.

Virtually every aspect of our operations is subject to extensive regulation and supervision by federal and state regulatory agencies, including the Federal Reserve Board, OCC, FDIC, CFPB, DOJ, UST, SEC, HUD, DOL, state attorneys general and state banking, financial services, securities and insurance regulators. Under this framework, regulatory agencies have broad authority to carry out their supervisory, examination and enforcement responsibilities to address compliance with applicable laws and regulations, including laws and regulations relating to capital adequacy, asset quality, earnings, liquidity, risk management and financial accounting and reporting as well as laws and regulations governing consumer protection, fair lending, privacy, information security and cybersecurity risk management, third-party vendor risk management, AML and sanctions and anti-terrorism laws. Failure to comply with these regulatory requirements, including inadvertent or unintentional violations, may result in the assessment of fines and penalties, the commencement of informal or formal regulatory enforcement actions against us, or regulatory restrictions on our activities. Failure to comply may also affect our ability to grow through acquisitions, discourage institutional investment managers to invest in our securities, result in reputational damage, or increase our costs of doing business.

The U.S. Congress, state legislatures and federal and state regulatory agencies continually review banking and other laws, regulations and policies for possible changes. Changes in applicable federal or state laws, regulations or governmental policies may affect us and our business. For example, in 2022, federal banking regulators proposed new rules to modernize the CRA and enhance small business data collection required pursuant to the Dodd-Frank Act. These developments create uncertainty in planning our CRA activities and any revisions to existing regulations will likely result in increased compliance costs. The effects of such changes are difficult to predict and may produce unintended consequences, like limiting the types of financial services and products we may offer, altering demand for existing products and services, increasing the ability of non-banks to offer competing financial services and products, increasing compliance burdens, or otherwise adversely affecting our business, financial condition or results of operations.

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

Compliance with banking and financial services statutes and regulations also impacts our ability to engage in new activities or to expand existing activities. Federal and state banking agencies possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on our operations and expansion activities that could have a material adverse effect on our business and profitability. We have dedicated significant time, effort, and expense over time to comply with regulatory and supervisory standards and requirements imposed by our regulators, and we expect that we will continue to do so. If we fail to develop the systems and processes necessary to comply with the standards and requirements imposed by these rules at a reasonable cost, it could have a material adverse effect on our business, financial condition or results of operations.

From time to time we may be the subject of litigation and governmental or administrative proceedings. Adverse outcomes of any such litigation or proceedings may have a material adverse impact on our business, financial condition and results of operations as well as our reputation.

Many aspects of our business involve a substantial risk of legal liability. From time to time, we have been named or threatened to be named as a defendant in various lawsuits arising from our business activities and, in some cases, from the activities of companies that we or our subsidiaries acquired. In addition, we are periodically the subject of governmental investigations and other forms of regulatory or governmental inquiry. These lawsuits, investigations, inquiries and other matters could lead to administrative, civil or criminal proceedings, result in adverse judgments, settlements, fines, penalties, restitution, injunctions or other types of sanctions, the need for us to undertake remedial actions, or otherwise alter our business, financial or accounting practices. Substantial legal liability or significant regulatory actions against us could materially adversely affect our business, financial condition and results of operations and cause significant reputational harm.

Changes in U.S. federal, state or local tax laws may negatively impact our financial performance.

We are subject to changes in tax laws that could increase our effective tax rate. These law changes may be retroactive to previous periods and, as a result, could negatively affect our current and future financial performance. In December 2017, the Tax Act was signed into law resulting in significant changes to the Tax Code. The Tax Act reduced our federal corporate income tax rate to 21% beginning in 2018. However, the Tax Act also imposed limitations on our ability to take certain deductions, such as the deduction for FDIC deposit insurance premiums, which partially offset the increase in net income from the lower tax rate. The Inflation Reduction Act of 2022 imposes a 1% excise tax on the value of our shares we repurchase on or after January 1, 2023 that exceeds $1 million in the aggregate during any taxable year, subject to certain adjustments.

In addition, a number of the changes to the Tax Code are set to expire in future years. There is substantial uncertainty concerning whether those expiring provisions will be extended or whether future legislation will further revise the Tax Code. Changes to the Tax Code may affect our business, financial condition and results of operations.

Regulations relating to privacy, information security, and data protection could increase our costs, affect or limit how we collect and use personal information, and adversely affect our business opportunities.

We are subject to various privacy, information security, and data protection laws, such as the GLBA, that among other things require privacy disclosures and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection, and information security-related practices; our collection, use, sharing, retention, and safeguarding of consumer or employee information; disclosures and notifications during a cyber or information security incident; and some of our current or planned business activities. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident.

New or changes to existing laws increase our costs of compliance and business operations and could reduce income from certain business initiatives, including increased privacy-related enforcement activity and higher compliance and technology costs, and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection, and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions, and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO STRATEGIC GROWTH

We face a variety of risks in connection with completed and potential acquisitions.

We may from time to time seek to supplement organic growth through acquisitions of banks, branches or other financial businesses or assets. Potential acquisitions are typically subject to regulatory or other approvals, and there can be no assurance that we would be able to obtain any such approvals in a timely manner, without restrictive conditions or at all. Even if required approvals are obtained, acquisitions involve numerous risks, including lower than expected performance, higher than expected costs, difficulties related to integration, diversion of management's attention from other business activities, the potential loss of key employees, changes in relationships with customers, disruption of the operations of the acquired business and our business, exposure to potential asset quality issues and unknown or contingent liabilities of the acquired business and changes in banking or tax laws or regulations that may affect the acquired business.

On July 1, 2022, we completed the acquisition of Prudential Bancorp, with approximately $933.6 million in total assets. The success of the Prudential Bancorp acquisition or any future acquisitions we may consummate will depend on, among other things, our ability to realize the expected revenue increases, cost savings, strategic gains, increases in geographic or product presence, and/or other anticipated benefits. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition may not be realized fully or at all or may take longer to realize than expected and the subject acquisition could have a material adverse effect on our business, financial condition and results of operations.

On July 9, 2021, President Biden issued an executive order on promoting competition in the U.S. economy. Among other initiatives, the executive order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

Acquisitions may dilute shareholder value.

The acquisition of Prudential Bancorp on July 1, 2022 was a cash-and-stock transaction valued at approximately $119.1 million as of the date of close. The consideration payable to Prudential Bancorp shareholders upon consummation of the acquisition consisted of whole shares of the Corporation's common stock and cash in lieu of fractional shares of the Corporation's common stock. We issued approximately 6.2 million shares of the Corporation's common stock to Prudential Bancorp shareholders in connection with the acquisition. Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock's tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate any future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, strategic gains, increases in geographic or product presence, and/or other anticipated benefits from pending or future acquisitions could have a material adverse effect on our financial condition and results of operations.

If the goodwill that we have recorded or will record in the future in connection with our acquisitions becomes impaired, it could have a negative impact on our results of operations.

We have supplemented our internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, we may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2022, we had $550.5 million of goodwill recorded on our balance sheet. We are required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

We may not be able to achieve our growth plans.

Our business plan includes the pursuit of profitable growth. To achieve profitable growth, we may pursue new lines of business or offer new products or services, all of which can involve significant costs, uncertainties and risks. Any new activity we pursue may require a significant investment of time and resources and may not generate the anticipated return on that investment. In addition, we may not be able to effectively implement and manage any new activities. External factors, such as the need to comply with additional regulations, the availability, or introduction, of competitive alternatives in the market, and changes in customer preferences may also impact the successful implementation of any new activity. Any new activity could have a significant impact on the effectiveness of our system of internal controls. Sustainable growth requires that we manage risks by balancing loan and deposit growth at acceptable levels of risk, maintaining adequate liquidity and capital, hiring and retaining qualified employees, and successfully managing the costs and implementation risks with respect to strategic projects and initiatives. If we are not able to adequately identify and manage the risks associated with new activities, our business, financial condition and results of operations could be materially and adversely impacted.

RISKS RELATED TO COMPETITION

Our ability to attract and retain qualified employees is critical to our success.

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry and has increased significantly since the onset of the COVID-19 pandemic. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition and business strategies. We also seek to retain proven, experienced senior employees with superior talent, augmented from time to time by external hires, to provide continuity of succession of our executive management team. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future, could materially and adversely affect our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued banking consolidation, which may increase in connection with current economic, market, and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks and, more recently, Fintech companies. Many of our competitors offer the same banking services that we offer and our success depends on our ability to adapt our products and services to evolving industry standards and customer preferences. In addition to product and service offerings, we compete based on a number of other factors, including financial and other terms, underwriting standards, technological capabilities, brand, and reputation. Increased competition in our market may result in reduced new loan production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks and other financial intermediaries, and some of these competitors may not be subject to the same regulatory requirements that we are. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits, and our financial condition and results of operations may be adversely affected as a result. Ultimately, we may not be able to compete successfully against current and future competitors.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. The costs of implementing new technology, including personnel, can be high, in both absolute and relative terms, and we may not achieve intended benefits of new technology initiatives. Moreover, the implementation of new technology can expose us to new or increased operational risks. Many of our competitors have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. In addition, new payment, credit and investment and wealth management services developed and offered by non-bank or non-traditional competitors pose an increasing threat to the products and services traditionally provided by financial institutions like us. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, or effectively deploy new technologies to improve efficiency. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

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

We may reduce or discontinue the payment of dividends on, or repurchases of, our common stock.

We have pursued a strategy of capital management under which we have sought to deploy capital through stock repurchases and increased regular dividends and special dividends on our common stock, in a manner that is beneficial to our shareholders. Our shareholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchases in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Pennsylvania law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our shareholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our shareholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchases could have a material adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The Corporation's financial center properties as of December 31, 2022 totaled 209 financial centers. Of those financial centers, 91 were owned and 118 were leased. Remote service facilities (mainly stand-alone ATMs) are excluded from these totals. The Corporation's headquarters is located in Lancaster, Pennsylvania. The Corporation owns two dedicated operations centers, located in East Petersburg, Pennsylvania and Mantua, New Jersey.

Item 3. Legal Proceedings

The information presented in the "Legal Proceedings" section of "Note 19 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of December 31, 2022, the Corporation had 167.6 million shares of $2.50 par value common stock outstanding held by approximately 44,075 holders of record. The closing price per share of the Corporation's common stock on February 17, 2023 was $17.37. The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol "FULT".

On July 1 2022, the Corporation reissued 6.2 million shares of treasury stock and paid $29.3 million in cash as consideration for the Prudential Bancorp acquisition.

Restrictions on the Payments of Dividends

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries and depends on the payment of dividends from its subsidiaries, principally Fulton Bank, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on compliance with applicable federal regulatory requirements and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiary to pay dividends or make other payments to the Corporation. In addition, dividends on the Corporation's common stock may not be declared, paid or set aside for payment unless the full dividends for the immediately preceding dividend payment period for the Corporation's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in "Item 1. Business"; "Item 1A. Risk Factors" - Risks Related to an Investment in Our Securities - We are a bank holding company and rely on dividends and other payments from our subsidiaries for substantially all of our revenue and our ability to make dividend payments, distributions and other payments;" and "Note 12 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation's Employee Equity Plan and the number of securities remaining available for future issuance under the Employee Equity Plan, the Directors' Plan and the ESPP as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,632,660	$12.11	6,296,473
Equity compensation plans not approved by security holders	—	—	—
Total	2,632,660	$12.11	6,296,473
(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,360,264 PSUs, which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, 108,464 stock option units, 947,125 time-vested RSUs granted under the Employee Equity Plan and 216,807 time-vested RSUs granted under the Directors' Plan.
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity and the Directors' Plan.
(3) Consists of 5,021,987 shares that may be awarded under the Employee Equity Plan, 46,078 shares that may be awarded under the Directors' Plan and 1,228,408 shares that may be purchased under the ESPP. Excludes accrued purchase rights under the ESPP as of December 31, 2022 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph

The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of the Corporation during the five-year period ended December 31, 2022, compared with (1) the Nasdaq Bank Index and (2) the S&P 500. The graph is not indicative of future price performance.

The graph below is furnished under this Part II, Item 5 of this Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

240
220
200
180
160
140
120
100
80
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Fulton Financial Corporation
S&P 500
Nasdaq Bank Index

	Year Ending December 31
Index	2017	2018	2019	2020	2021	2022
Fulton Financial Corporation	$100.00	$86.99	$101.10	$77.24	$106.80	$112.23
S&P 500	$100.00	$116.49	$153.17	$181.35	$233.41	$155.59
Nasdaq Bank Index	$100.00	$86.09	$102.99	$90.82	$129.20	$100.86

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2022.

On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. The 2023 Repurchase Program will expire on December 31, 2023. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of shares of its common stock, or approximately 3.6% of its outstanding shares, through December 31, 2023.

As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time under the 2023 Repurchase Program in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The 2023 Repurchase Program may be discontinued at any time.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Corporation, a financial holding company registered under the BHCA and corporation incorporated under the laws of the Commonwealth of Pennsylvania, and its wholly owned subsidiaries. Management's Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	2022	2021	2020
	(dollars in thousands, except per share)
Net income	$286,981	$275,497	$178,040
Net income available to common shareholders	$276,733	$265,220	$175,905
Diluted net income available to common shareholders per share	$1.67	$1.62	$1.08
Diluted operating net income available to common shareholders per share(1)	$1.76	$1.62	$1.08
Return on average assets	1.10%	1.05%	0.73%
Operating return on average assets(1)	1.16%	1.05%	0.73%
Return on average common equity	11.69%	10.64%	9.94%
Return on average common shareholders' equity (tangible) (1)	16.08%	13.58%	9.66%
Net interest margin (2)	3.27%	2.78%	2.86%
Efficiency ratio (1)	60.5%	63.1%	65.7%
Non-performing assets to total assets	0.66%	0.60%	0.58%
Net charge-offs (recoveries) to average loans	0.04%	0.07%	0.05%
(1)Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2)Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section of Management's Discussion.

Federal Funds Rate

After maintaining the target range for the Fed Funds Rate at 0.00% to 0.25% from March 16, 2020, as COVID-19 weighed on global economic activity, through March 16, 2022, the FOMC increased the target range eight times to address elevated levels of inflation, placing the target range for the Fed Funds Rate at 4.50% - 4.75% as of February 1, 2023.

Business Combinations

On July 1, 2022, the Corporation completed the acquisition of Prudential Bancorp. Prudential Bancorp was merged with and into the Corporation, and Prudential Bancorp's wholly owned subsidiary, Prudential Bank, became a wholly owned subsidiary of the Corporation. The Corporation merged Prudential Bank with and into Fulton Bank on November 5, 2022. Results of the operations of the acquired entity are included in the Corporation's consolidated financial statements beginning on the acquisition date, July 1, 2022.

In accordance with the terms of the Merger Agreement, each share of Prudential Bancorp's common stock issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive the Merger

Consideration. In the aggregate, approximately 80% of the Merger Consideration consisted of the Corporation's common stock with the remaining approximately 20% payable in cash. The receipt of the Corporation’s common stock in the Merger is expected to qualify as a tax-free exchange for Prudential Bancorp shareholders. The acquisition of Prudential Bancorp was accounted for as a business combination using the acquisition method of accounting, and accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair values as of the Merger. The $16.3 million excess of the fair value of the Merger Consideration of $119.1 million over the fair value of assets acquired of $102.8 million was recorded as goodwill and is not amortizable or deductible for tax purposes.

COVID-19 Pandemic

The CARES Act was enacted in March 2020 and, among other provisions, authorized the SBA to guarantee loans under the PPP for small businesses that met eligibility requirements in order to keep their workers on the payroll and fund specified operating expenses. Subsequent legislation extended the authority of the SBA to guaranty loans under the PPP through August 8, 2020. In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act reauthorized the SBA to guarantee loans under the PPP through March 31, 2021, and the PPP Extension Act of 2021 extended that authorization through June 30, 2021 for applications received by the SBA prior to June 1, 2021. From the inception of the PPP through December 31, 2022, the Corporation funded a total of approximately $2.7 billion of loans under the PPP.

Financial Highlights

Following is a summary of the financial highlights for the year ended December 31, 2022:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $276.7 million for the year ended December 31, 2022, a $11.5 million increase compared to $265.2 million for the same period in 2021.

Diluted operating net income available to common shareholders, per share was $1.76 for the year ended December 31, 2022, a $0.14 increase compared to the same period in 2021.

•Net Interest Income - Net interest income was $781.6 million for the year ended December 31, 2022, an increase of $117.9 million, or 17.8%, compared to the same period in 2021. The increase was driven by higher interest rates and higher average loan balances.

◦Net Interest Margin - For the year ended December 31, 2022, net interest margin increased to 3.27%, or 49 bps compared to 2021, driven by a 54 bps increase in yield on net loans and a 8 bps increase in yield on investment securities, partially offset by a 10 bps increase on cost of funds.

◦Loan Growth - Average net loans grew by $0.5 billion, or 2.8%, in comparison to 2021. Included in average net loans were PPP loans that had an average balance of $0.1 billion, a decrease of $1.0 billion from 2021. The increase in average net loans was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average commercial and industrial loans, excluding PPP loans, average consumer loans, and average real estate construction loans of $760.5 million, $374.1 million, $194.6 million, $112.9 million, and $100.2 million, respectively, partially offset by a $1.0 billion decline in PPP loans due to the repayment of these loans upon forgiveness by the SBA.

◦Deposit Decrease - Average deposits decreased $269.4 million, or 1.2%, in comparison to 2021. The decrease was primarily due to decreases in average interest-bearing demand deposits and average time deposits of $385.5 million and $321.6 million, respectively, partially offset by increases in average noninterest-bearing demand deposits and average savings and money market deposits of $311.2 million and $151.2 million, respectively.

•Asset Quality - Non-performing assets increased $23.8 million, or 15.4%, as of December 31, 2022 compared to 2021, and were 0.66% and 0.60% of total assets as of the end of those periods, respectively. For the years ended December 31, 2022 and 2021, net charge-offs to average loans outstanding were 0.04% and 0.07%, respectively. The provision for credit losses was $28.0 million for the year ended December 31, 2022, compared to a negative provision of $14.6 million for the same period of 2021. Included in the December 31, 2022 provision for credit losses was the CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio.

•Non-Interest Income - Non-interest income, excluding investment securities gains, for the year ended December 31, 2022 decreased $13.1 million, or 5.4%, in comparison to 2021. The decrease in non-interest income, excluding investment securities gains, was primarily due to decreases of $19.4 million in mortgage banking income and $5.8 million in other income, primarily due to a decline in income from equity method investments, partially offset by increases of $7.1 million in commercial banking income, $4.0 million in consumer banking fees and $1.0 million in wealth management revenues.

•Non-Interest Expense - Total non-interest expense, excluding merger-related expenses of $10.3 million, increased $5.6 million, or 0.9%, to $623.4 million in 2022 compared to 2021. The increase was largely driven by increases in salaries and employee benefits expense of $27.7 million, data processing and software expense of $3.8 million, other outside services of $3.0 million, net occupancy expense of $2.4 million, and FDIC insurance expense of $1.9 million, partially offset by a decrease in debt extinguishment expense of $33.2 million.

•Income Taxes - Income tax expense for 2022 resulted in an ETR of 17.3%, in comparison to 17.6% for 2021. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs.

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

Following are reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure as of and for the year ended December 31:

	2022	2021	2020
	(dollars in thousands, except per share data)
Operating net income available to common shareholders
Net income available to common shareholders	$276,733	$265,220	$175,905
Plus: Core deposit intangible amortization	1,029	—	—
Plus: Merger-related expenses	10,328	—	—
Plus: CECL Day 1 Provision expense	7,954	—	—
Less: Tax impact of adjustments	(4,055)	—	—
Operating net income available to common shareholders (numerator)	$291,989	$265,220	$175,905

Weighted average shares (diluted) (denominator)	165,472	163,307	163,090

Operating net income available to common shareholders, per share (diluted)	$1.76	$1.62	$1.08

Operating return on average assets
Net income	$286,981	$275,497	$178,040
Plus: Core deposit intangible amortization	1,029	—	—
Plus: Merger-related expenses	10,328	—	—
Plus: CECL Day 1 Provision expense	7,954	—	—
Less: Tax impact of adjustments	(4,055)	—	—
Operating net income (numerator)	$302,237	$275,497	$178,040

Total average assets (denominator)	$25,971,484	$26,170,333	$24,333,717

Operating return on average assets	1.16%	1.05%	0.73%

Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$276,733	$265,220	$175,905
Plus: Intangible amortization	1,731	589	529
Plus: Merger-related expenses	10,328	—	—
Plus: CECL Day 1 Provision expense	7,954	—	—
Less: Tax impact of adjustments	(4,203)	(127)	(112)
Operating net income available to common shareholders (numerator)	$292,543	$265,682	$176,322

Average shareholders' equity	$2,560,323	$2,685,946	$2,391,649
Less: Average goodwill and intangible assets	(548,102)	(536,621)	(535,196)
Less: Average preferred stock	(192,878)	(192,878)	(32,084)
Average tangible common shareholders' equity (denominator)	$1,819,343	$1,956,447	$1,824,369
Return on average common shareholders' equity (tangible)	16.08%	13.58%	9.66%

	2022	2021	2020
	(dollars in thousands)
Efficiency ratio
Non-interest expense	$633,728	$617,830	$579,440
Less: Amortization of tax credit investments	(2,783)	(6,187)	(6,126)
Less: Intangible amortization	(1,731)	(589)	(529)
Less: Merger-related expenses	(10,328)	—	—
Less: Debt extinguishment costs	—	(33,249)	(2,878)
Numerator	$618,886	$577,805	$569,907

Net interest income	$781,634	$663,730	$629,207
Tax equivalent adjustment	14,995	12,296	12,302
Plus: Total non-interest income	227,130	273,745	229,388
Less: Investment securities losses (gains), net	27	(33,516)	(3,053)
Total revenue (denominator)	$1,023,786	$916,255	$867,844
Efficiency ratio	60.5%	63.1%	65.7%

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

Allowance for Credit Losses - ACL is based on estimated losses over the remaining expected life of loans. Management's determination of the appropriateness of the reserve is based on periodic evaluations of the loan portfolio, lending-related commitments, current and forecasted economic factors and other relevant factors.

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

The ACL is estimated over a reasonable and supportable forecast period based on the projected performance of specific economic variables that statistically correlate with PD rates. As economic variables revert to long-term averages through the forecast process, externally developed long-term economic forecasts are used to establish the impacts of the economic scenario, reversion, and long-term averages in the development of losses over the expected life of the assets being modeled. The ACL is highly sensitive to the economic forecasts used to develop the reserve. Due to the high level of uncertainty regarding significant assumptions, the Corporation has evaluated a range of economic scenarios, including more and less severe economic deteriorations.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality.

The ACL for loans was $269.4 million and $249.0 million on December 31, 2022 and December 31, 2021, respectively. The increase of $20.4 million was primarily a result of increased loan growth and changes to the macroeconomic outlook.

The Corporation performs loan loss sensitivity analysis on a quarterly basis to determine the impact of varying economic conditions based on Moody's model projections. Our sensitivity analysis does not represent management's view of expected credit losses at the balance sheet date. One scenario identified includes a slowdown in near-term economic growth. This scenario resulted in a hypothetical increase to the ACL of approximately $18.7 million.

For further discussion of the methodology used in the determination of the ACL, refer to Note 1, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Income Taxes – Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. DTAs or deferred tax liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

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

On a periodic basis, the Corporation evaluates its income tax expense based on tax laws, regulations and financial reporting considerations and records adjustments as appropriate. Recognition and measurement of tax positions is based upon management's evaluations of current taxing authorities' examinations of the Corporation's tax returns, recent positions taken by the taxing authorities on similar transactions and the overall tax environment.

Income tax expense was $60.0 million and $58.7 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Recently Issued Accounting Standards

For a description of accounting standards recently issued, but not yet adopted by the Corporation, see "Recently Issued Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation's net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 7A, "Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2022 compared to 2021 and 2020. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2022			2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Net loans(1)	$19,152,740	$765,603	4.00%	$18,627,787	$644,387	3.46%	$18,270,390	$662,785	3.63%
Investment securities(2)	4,364,627	106,115	2.43	3,673,250	86,325	2.35	3,007,467	84,814	2.82
Loans held for sale	14,974	866	5.78	39,211	1,302	3.32	60,015	2,077	3.46
Other interest-earning assets	814,731	7,249	0.89	2,014,954	3,694	0.18	1,120,727	5,504	0.49
Total interest-earning assets	24,347,072	879,833	3.61	24,355,202	735,708	3.02	22,458,599	755,180	3.36
Noninterest-earning assets:
Cash and due from banks	156,050			165,942			139,146
Premises and equipment	220,982			228,708			238,864
Other assets	1,505,277			1,686,053			1,746,956
Less: ACL - loans (3)	(257,897)			(265,572)			(249,848)
Total Assets	$25,971,484			$26,170,333			$24,333,717
LIABILITIES AND EQUITY
Interest-bearing liabilities:
Demand deposits	$5,593,942	$8,219	0.15%	$5,979,479	$3,662	0.06%	$5,278,941	$11,390	0.22%
Savings and money market deposits	6,458,165	16,642	0.26	6,306,967	4,936	0.08	5,550,234	14,654	0.26
Brokered deposits	262,359	4,097	1.56	286,901	1,096	0.38	310,763	2,387	0.77
Time deposits	1,617,804	14,871	0.92	1,939,446	20,311	1.05	2,546,305	41,615	1.63
Total interest-bearing deposits	13,932,270	43,829	0.31	14,512,793	30,005	0.21	13,686,243	70,046	0.51
Borrowings	1,358,357	39,375	2.89	1,297,963	29,677	2.29	2,064,883	43,625	2.11
Total interest-bearing liabilities	15,290,627	83,204	0.54	15,810,756	59,682	0.38	15,751,126	113,671	0.72
Noninterest-bearing liabilities:
Demand deposits	7,522,304			7,211,153			5,714,803
Other liabilities	598,230			462,478			476,139
Total Liabilities	23,411,161			23,484,387			21,942,068
Total deposits/Cost of deposits	21,454,574		0.20%	21,723,946		0.14%	19,401,046		0.36%
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	22,812,931		0.36%	23,021,909		0.26%	21,465,929		0.53%
Shareholders' equity	2,560,323			2,685,946			2,391,649
Total Liabilities and Shareholders' Equity	$25,971,484			$26,170,333			$24,333,717
Net interest income/net interest margin (FTE)		796,629	3.27%		676,026	2.78%		641,509	2.86%
Tax equivalent adjustment		(14,995)			(12,296)			(12,302)
Net interest income		$781,634			$663,730			$629,207
(1) Average balances include non-performing loans.
(2) Average balances include amortized historical cost for AFS securities; the related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the reserve for OBS credit exposures, which is included in other liabilities.

Comparison of 2022 to 2021

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2022 vs. 2021 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
Interest income on:
Net loans(1)	$18,540	$102,676	$121,216
Investment securities	16,759	3,031	19,790
Loans held for sale	(1,076)	640	(436)
Other interest-earning assets	(3,288)	6,843	3,555
Total interest income	$30,935	$113,190	$144,125
Interest expense on:
Demand deposits	$(256)	$4,813	$4,557
Savings and money market deposits	123	11,583	11,706
Brokered deposits	(101)	3,102	3,001
Time deposits	(3,115)	(2,325)	(5,440)
Borrowings	1,463	8,235	9,698
Total interest expense	$(1,886)	$25,408	$23,522
(1) Average balance includes non-performing loans.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Compared to 2021, FTE total interest income for 2022 increased $144.1 million, or 19.6%, primarily due to an increase of $113.2 million attributable to changes in yield, of which $102.7 million related to net loans. The yield on average interest-earning assets increased 59 bps in 2022 compared to 2021.

In 2022, interest expense increased $23.5 million compared to 2021, primarily driven by increases in rate on interest-bearing liabilities resulting in a $25.4 million increase in interest expense. The increase in interest expense attributable to rate was primarily driven by the increases in savings and money market deposits, borrowings, demand deposits and brokered deposits.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2022		2021
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,523,806	4.00%	$7,149,712	3.14%	$374,094	5.2%
Commercial and industrial(1)	4,230,133	4.13	5,052,856	2.64	(822,723)	(16.3)
Real estate – residential mortgage	4,261,527	3.38	3,501,072	3.40	760,455	21.7
Real estate – home equity	1,101,142	4.60	1,141,042	3.85	(39,900)	(3.5)
Real estate – construction	1,178,550	4.14	1,078,350	3.08	100,200	9.3
Consumer	569,305	5.11	456,427	3.99	112,878	24.7
Equipment lease financing	249,595	3.99	252,104	3.89	(2,509)	(1.0)
Other(2)	38,682	—	(3,776)	—	42,458	N/M
Total loans	$19,152,740	4.00%	$18,627,787	3.46%	$524,953	2.8%
(1) Includes average PPP loans of $0.1 billion and $1.1 billion for the years ended December 31, 2022 and 2021, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $525.0 million, or 2.8%, compared to 2021. The increase was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average consumer loans and average construction loans of

$760.5 million, $374.1 million, $112.9 million and $100.2 million, respectively, partially offset by decreases in average commercial and industrial loans of $822.7 million primarily due to the repayment of PPP loans upon forgiveness by the SBA.

Average investment securities increased $691.4 million, or 18.8%, in comparison to 2021, which contributed a $16.8 million increase in FTE interest income. The yield on investment securities increased 8 bps in comparison to 2021, resulting in a $3.0 million increase in FTE interest income.

Yield on other interest-earning assets increased 71 bps in comparison to 2021, contributing $6.8 million to FTE interest income, partially offset by a decrease in the average balance of other interest-earning assets of $1.2 billion, contributing a $3.3 million decrease to FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,522,304	—%	$7,211,153	—%	$311,151	4.3%
Interest-bearing demand	5,593,942	0.15	5,979,479	0.06	(385,537)	(6.4)
Savings and money market deposits	6,458,165	0.26	6,306,967	0.08	151,198	2.4
Total demand deposits and savings and money market deposits	19,574,411	0.13	19,497,599	0.04	76,812	0.4
Brokered deposits	262,359	1.56	286,901	0.38	(24,542)	(8.6)
Time deposits	1,617,804	0.92	1,939,446	1.05	(321,642)	(16.6)
Total deposits	$21,454,574	0.20%	$21,723,946	0.14%	$(269,372)	(1.2)%

The cost of interest-bearing deposits increased 10 bps, to 0.31%, from 0.21% in 2021, due to an increase in rates. The rate on total demand deposits and savings and money market deposits increased to 0.13%, compared to 0.04% for 2021. Average interest-bearing demand deposits and average time deposits decreased $385.5 million and $321.6 million, respectively, during 2022. Average noninterest-bearing demand deposits and average savings and money market deposits increased $311.2 million and $151.2 million, respectively, during 2022 compared to 2021.

Average borrowings and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2022		2021
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Borrowings:
Federal funds purchased	$91,125	3.21%	$—	—%	$91,125	N/M
Federal Home Loan Bank advances	194,295	3.77	126,677	1.80	67,618	53.4%
Senior debt and subordinated debt	564,337	3.94	657,386	4.07	(93,049)	(14.2)
Other borrowings(1)	508,600	1.34	513,900	0.12	(5,300)	(1.0)
Total borrowings	$1,358,357	2.89%	$1,297,963	2.29%	$60,394	4.7%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Total average borrowings increased $60.4 million, or 4.7%, and the total borrowings rate increased 60 bps, to 2.89%, compared to 2021. Borrowings increased primarily as a result of the decrease in deposits. Short-term Federal funds purchased and Federal Home Loan Bank advances increased $91.1 million and $67.6 million, respectively. Senior debt and subordinated debt decreased $93.0 million primarily due to the $65.0 million repayment of senior notes on March 16, 2022 and the redemption of $17.0 million of TruPS in September 2022. See Note 10 "Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Non-Interest Income and Expense

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$28,276	$26,121	$2,155	8.3%
Cash management	23,729	20,865	2,864	13.7
Capital markets	12,256	9,381	2,875	30.6
Other commercial banking	11,518	12,322	(804)	(6.5)
Total commercial banking	75,779	68,689	7,090	10.3
Consumer banking:
Card	24,472	23,505	967	4.1
Overdraft	15,480	12,844	2,636	20.5
Other consumer banking	9,544	9,195	349	3.8
Total consumer banking	49,496	45,544	3,952	8.7
Wealth management revenues	72,843	71,798	1,045	1.5
Mortgage banking:
Gains on sales of mortgage loans	8,820	24,380	(15,560)	(63.8)
Mortgage servicing income	5,384	9,196	(3,812)	(41.5)
Total mortgage banking	14,204	33,576	(19,372)	(57.7)
Other	14,835	20,622	(5,787)	(28.1)
Non-interest income before investment securities gains	227,157	240,229	(13,072)	(5.4)
Investment securities gains (losses), net	(27)	33,516	(33,543)	(100.1)
Total Non-Interest Income	$227,130	$273,745	$(46,615)	(17.0)%

Excluding net investment securities gains, non-interest income decreased $13.1 million, or 5.4%, in 2022, as compared to 2021. The primary contributors to this net decrease were as follows:

•Mortgage banking income decreased $19.4 million, or 57.7%, compared to 2021, mainly due to reduced gains on sales of mortgage loans.

•Other non-interest income decreased $5.8 million, or 28.1%, compared to 2021, primarily due to a decline in income from equity method investments.

•Total commercial banking income increased $7.1 million, or 10.3%, compared to 2021, driven mainly by increases in commercial customer swap fees reflected in capital markets, cash management fees and merchant and card revenues.

•Total consumer banking income increased $4.0 million, or 8.7%, compared to 2021, driven primarily by increases in overdraft fees and card income.

•Investment securities gains decreased $33.5 million, primarily due to the sale of Visa Shares, as part of the balance sheet restructuring undertaken in 2021.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Salaries and employee benefits	$356,884	$329,138	$27,746	8.4%
Data processing and software	60,255	56,440	3,815	6.8
Net occupancy	56,195	53,799	2,396	4.5
Other outside services	37,152	34,194	2,958	8.7
State taxes	15,113	18,793	(3,680)	(19.6)
Equipment	14,033	13,807	226	1.6
FDIC insurance	12,547	10,665	1,882	17.6
Professional fees	9,123	9,647	(524)	(5.4)
Marketing	6,885	5,275	1,610	30.5
Intangible amortization	1,731	589	1,142	N/M
Debt extinguishment	—	33,249	(33,249)	N/M
Merger-related expenses	10,328	—	10,328	N/M
Other	53,482	52,234	1,248	2.4
Total Non-Interest Expense	$633,728	$617,830	$15,898	2.6%

Non-interest expense increased $15.9 million, or 2.6% compared to 2021. Non-interest expense, excluding merger-related expenses of $10.3 million, was $623.4 million, an increase of $5.6 million, or 0.9% compared to non-interest expenses of $617.8 million in 2021. Excluding merger-related expenses, the increase in non-interest expense compared to 2021 was primarily due to increases in salaries and benefits of $27.7 million, attributable to higher employee base salaries of $20.2 million and deferred loan origination expense of $14.3 million, partially offset by lower commissions expense of $8.8 million. Increases in data processing and software expenses, other outside services and net occupancy expense in 2022 of $3.8 million, $3.0 million and $2.4 million, respectively, also contributed to the increase in non-interest expenses compared to 2021. These increases were partially offset by a decrease of $33.2 million in debt extinguishment expense in 2021.

Income Taxes

Income tax expense for 2022 was $60.0 million, a $1.3 million increase compared to 2021. The ETR was 17.3% in 2022 compared to 17.6% in 2021. The increase in income tax expense resulted primarily from higher income before income taxes. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs that generate tax credits under various federal programs.

Comparison of 2021 to 2020

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2021 vs. 2020 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
Interest income on:
Net loans(1)	$12,882	$(31,280)	$(18,398)
Investment securities	19,055	(17,544)	1,511
Loans held for sale	(694)	(81)	(775)
Other interest-earning assets	2,866	(4,676)	(1,810)
Total interest income	$34,109	$(53,581)	$(19,472)
Interest expense on:
Demand deposits	$1,414	$(9,142)	$(7,728)
Savings and money market deposits	1,689	(11,407)	(9,718)
Brokered deposits	(170)	(1,121)	(1,291)
Time deposits	(8,545)	(12,759)	(21,304)
Borrowings	(17,763)	3,815	(13,948)
Total interest expense	$(23,375)	$(30,614)	$(53,989)
(1) Average balance includes non-performing loans.
Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

FTE net interest income increased $34.5 million, or 5.4%, to $676.0 million in 2021. Net interest margin decreased 8 bps to 2.78% in 2021 from 2.86% in 2020. As summarized above, FTE interest income decreased $53.6 million as the result of a 34 bps decrease in the yield on interest-earning assets, and increased $34.1 million as the result of a $1.9 billion, or 8.4%, increase in average interest-earning assets, primarily in investments and loans. The yield on the loan portfolio decreased 17 bps, to 3.46%, largely due to decreases in the Fed Funds Rate in 2020 and corresponding decreases to loan index rates. At that time all variable and certain adjustable rate loans repriced to lower rates as a result of these interest rate decreases, and yields on new loan originations were lower than the yield on the loan portfolio. Adjustable rate loans reprice on dates specified in the loan agreements, which may be later than the date the Fed Funds Rate and related loan index rates increase or decrease. Therefore, the benefit of increases or the reverse effect of decreases in index rates on adjustable rate loans may not be fully realized until future periods.

Interest expense decreased $54.0 million, with a 34 bps decrease in the rate on average interest-bearing liabilities contributing $30.6 million to this decrease. In addition, a shift into lower-cost demand deposits and savings and money market deposits, which increased $1.5 billion collectively, combined with a decrease in higher-cost time deposits, short-term borrowings and long-term borrowings of $1.4 billion, were the primary drivers for the $23.4 million reduction in interest expense in 2021 compared to 2020.

Average loans and average FTE yields, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2021		2020
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$7,149,712	3.14%	$6,928,269	3.53%	$221,443	3.2%
Commercial and industrial(1)	5,052,856	2.64	5,501,317	3.10	(448,461)	(8.2)
Real estate - residential mortgage	3,501,072	3.40	2,876,538	3.80	624,534	21.7
Real estate - home equity	1,141,042	3.85	1,255,094	4.11	(114,052)	(9.1)
Real estate - construction	1,078,350	3.08	965,534	3.64	112,816	11.7
Consumer	456,427	3.99	466,419	4.16	(9,992)	(2.1)
Equipment lease financing	252,104	3.89	281,859	3.93	(29,755)	(10.6)
Other(2)	(3,776)	—	(4,640)	—	864	(18.6)
Total loans	$18,627,787	3.46%	$18,270,390	3.63%	$357,397	2.0%
(1) Includes average PPP loans of $1.1 billion and $1.3 billion for the years ended December 31, 2021 and 2020, respectively.
(2) Consists of overdrafts and net origination fees and costs.

Average loans increased $357.4 million, or 2.0%, which contributed $12.9 million to the increase in FTE interest income. The increase was driven largely by growth in residential mortgage loans and commercial mortgage loans, partially offset by a decrease in commercial and industrial loans, primarily due to a decrease in PPP loans. The yield on average loans decreased 17 bps resulting in a decrease in FTE interest income of $31.2 million.

Average investment securities increased $665.8 million, or 22.1%, in comparison to 2020, which contributed a $19.1 million increase in FTE interest income, offset by a decrease of 47 bps in yield on average investment securities, resulting in a $17.5 million decrease in FTE interest income. Average other interest-earning assets increased $894.2 million, contributing $2.9 million to FTE interest income. The yield on other interest-earning assets decreased 31 bps in comparison to 2020, as a result of the Fed Funds Rate decrease during 2020, resulting in a $4.7 million decrease in FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

					Increase (Decrease) in Balance
	2021		2020
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,211,153	—%	$5,714,803	—%	$1,496,350	26.2%
Interest-bearing demand	5,979,479	0.06	5,278,941	0.22	700,538	13.3
Savings and money market deposits	6,306,967	0.08	5,550,234	0.26	756,733	13.6
Total demand and savings and money market deposits	19,497,599	0.04	16,543,978	0.16	2,953,621	17.9
Brokered deposits	286,901	0.38	310,763	0.77	(23,862)	(7.7)
Time deposits	1,939,446	1.05	2,546,305	1.63	(606,859)	(23.8)
Total deposits	$21,723,946	0.14%	$19,401,046	0.36%	$2,322,900	12.0%

The cost of interest-bearing deposits decreased 30 bps to 0.21% from 0.51% in 2020, resulting in a $34.4 million decrease in interest expense compared to 2020. These rates do not include the impact of non-interest bearing deposits, which lowered cost of total deposits to 0.14% and 0.36% in 2021 and 2020, respectively. The decrease in deposit cost was primarily the result of reductions in deposit rates resulting from decreases in the Fed Funds Rate. The majority of the deposit rates are discretionary, with the exception of indexed municipal deposit balances. The average balance of interest-bearing deposits increased $826.6 million, or 6.0%, in comparison to 2020.

Average borrowings and interest rates, by type, are summarized in the following table:

	2021		2020		Increase (Decrease) in Balance
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Borrowings:
Federal funds purchased	$—	—%	$64,918	0.83%	$(64,918)	N/M
Federal Home Loan Bank advances	126,677	1.80	557,596	1.83	(430,919)	(77.3)
Senior debt and subordinated debt	657,386	4.07	696,704	4.02	(39,318)	(5.6)
Other borrowings(1)	513,900	0.12	745,665	0.36	(231,765)	(31.1)
Total borrowings	$1,297,963	2.29%	$2,064,883	2.11%	$(766,920)	(37.1)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Total average borrowings in 2021 decreased $766.9 million, or 37.1%, due to a balance sheet restructuring, while the total borrowings rate increased 18 bps to 2.29% compared to 2020. Average Federal Home Loan Bank advances decreased $430.9 million, or 77.3%, and average other borrowings decreased $231.8 million or 31.1% compared to 2020.

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$26,121	$23,139	$2,982	12.9%
Cash management	20,865	18,725	2,140	11.4
Capital markets	9,381	18,288	(8,907)	(48.7)
Other commercial banking	12,322	10,134	2,188	21.6
Total commercial banking	68,689	70,286	(1,597)	(2.3)
Consumer banking:
Card	23,505	19,777	3,728	18.9
Overdraft	12,844	12,556	288	2.3
Other consumer banking	9,195	9,265	(70)	(0.8)
Total consumer banking	45,544	41,598	3,946	9.5
Wealth management revenues	71,798	59,058	12,740	21.6
Mortgage banking:
Gains on sales of mortgage loans	24,380	53,599	(29,219)	(54.5)
Mortgage servicing income	9,196	(11,290)	20,486	N/M
Total mortgage banking	33,576	42,309	(8,733)	(20.6)
Other	20,622	13,084	7,538	57.6
Non-interest income before investment securities gains	240,229	226,335	13,894	6.1
Investment securities gains (losses), net	33,516	3,053	30,463	N/M
Total Non-Interest Income	$273,745	$229,388	$44,357	19.3%

Excluding net investment securities gains, non-interest income increased $13.9 million, or 6.1%, in 2021 compared to 2020.

Total commercial banking income in 2021 decreased $1.6 million, or 2.3%, compared to 2020, driven mainly by a decrease in commercial customer swap fees reflected in capital markets.

Total consumer banking increased $3.9 million, or 9.5%, compared to 2020, driven primarily by higher card fee income.

Wealth management revenues increased $12.7 million, or 21.6%, resulting primarily from an increase in client asset levels and improved overall market performance.

Mortgage banking income decreased $8.7 million, or 20.6%, mainly due to reduced gains on sales of mortgage loans, partially offset by an increase in mortgage servicing income.

Investment securities gains increased $30.5 million, primarily due to the sale of Visa Shares as part of the balance sheet restructuring undertaken in 2021.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Salaries and employee benefits	$329,138	$324,395	$4,743	1.5%
Data processing and software	56,440	48,073	8,367	17.4
Net occupancy	53,799	53,013	786	1.5
Other outside services	34,194	31,432	2,762	8.8
Debt extinguishment	33,249	2,878	30,371	N/M
State taxes	18,793	12,613	6,180	49.0
Equipment	13,807	13,885	(78)	(0.6)
FDIC insurance	10,665	8,865	1,800	20.3
Professional fees	9,647	12,835	(3,188)	(24.8)
Marketing	5,275	5,127	148	2.9
Intangible amortization	589	529	60	11.3
Other	52,234	65,795	(13,561)	(20.6)
Total non-interest expense	$617,830	$579,440	$38,390	6.6%

Non-interest expense increased $38.4 million, or 6.6% in 2021. Non-interest expense, excluding debt extinguishment costs of $33.2 million, was $584.6 million, an increase of $21.3 million, or 3.8%, compared to non-interest expenses of $563.2 million in 2020, which excludes expenses associated with cost savings initiatives of $16.2 million. Excluding the net decrease in severance costs of $5.9 million, the increase in non-interest expense over 2020 was primarily due to increases in salaries and benefits of $10.6 million, attributable to a $12.7 million increase in incentive compensation and bonuses. Also contributing to the increase in non-interest expense in 2021 were $8.4 million in data processing and software and $2.8 million in other outside services expense, partially offset by a $3.2 million decrease in professional fees.

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

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	December 31		Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$681,921	$1,638,614	$(956,693)	(58.4)%
FRB and FHLB Stock	130,186	57,635	72,551	125.9
Loans held for sale	7,264	35,768	(28,504)	(79.7)
Investment securities	3,968,023	4,167,774	(199,751)	(4.8)
Loans, net	20,010,181	18,076,349	1,933,832	10.7
Net premises and equipment	225,141	220,357	4,784	2.2
Goodwill and intangibles	560,824	538,053	22,771	4.2
Other assets	1,348,162	1,061,848	286,314	27.0
Total Assets	$26,931,702	$25,796,398	$1,135,304	4.4%
Liabilities and Shareholders' Equity
Deposits	$20,649,538	$21,573,499	$(923,961)	(4.3)%
Borrowings	2,871,207	1,038,109	1,833,098	N/M
Other liabilities	831,200	472,110	359,090	76.1
Total Liabilities	24,351,945	23,083,718	1,268,227	5.5
Total Shareholders' Equity	2,579,757	2,712,680	(132,923)	(4.9)
Total Liabilities and Shareholders' Equity	$26,931,702	$25,796,398	$1,135,304	4.4%

Investment Securities

The following table presents the carrying amount of investment securities as of December 31:

	2022	2021
	(dollars in thousands)
Available for Sale
U.S. Government securities	$218,485	$127,618
U.S. Government sponsored agency securities	1,008	—
State and municipal securities	1,105,712	1,188,670
Corporate debt securities	422,309	386,133
Collateralized mortgage obligations	134,033	209,359
Residential mortgage-backed securities	212,698	229,795
Commercial mortgage-backed securities	552,522	971,148
Auction rate securities	—	74,667
Total available for sale securities	2,646,767	3,187,390
Held to Maturity
Residential mortgage-backed securities	457,325	404,958
Commercial mortgage-backed securities	863,931	575,426
Total held to maturity securities	1,321,256	980,384

Total investment securities	$3,968,023	$4,167,774

Total AFS securities decreased $540.6 million, or 17.0%, to $2,646.8 million at December 31, 2022, primarily due to decreases in commercial mortgage backed securities, state and municipal securities, collateralized mortgage obligations and auction rate securities of $418.6 million, $83.0 million, $75.3 million and $74.7 million, respectively, partially offset by an increase in U.S. Government securities of $90.9 million.

Total HTM securities increased $340.9 million, or 34.8%, due to increases in commercial mortgage-backed securities and residential mortgage-backed securities of $288.5 million and $52.4 million, respectively.

Loans

The following table presents ending loans outstanding, by type, as of the dates shown, and the changes in balances for the most recent year:

	December 31
	2022	2021	2020
	(dollars in thousands)
Real estate – commercial mortgage	$7,693,835	$7,279,080	$7,105,092
Commercial and industrial(1)	4,477,537	4,208,327	5,670,828
Real estate – residential mortgage	4,737,279	3,846,750	3,141,915
Real estate – home equity	1,102,838	1,118,248	1,202,913
Real estate – construction	1,269,925	1,139,779	1,047,218
Consumer	699,179	464,657	466,772
Equipment lease financing and other	324,928	283,557	284,377
Overdrafts	3,403	1,988	4,806
Gross loans	20,308,924	18,342,386	18,923,921
Unearned income	(29,377)	(17,036)	(23,101)
Net loans	$20,279,547	$18,325,350	$18,900,820
(1) Includes PPP loans totaling $20.4 million, $301.3 million and $1,581.7 million as of December 31, 2022, 2021 and 2020, respectively.

Net loans increased $1,954.2 million, or 10.7%, as of December 31, 2022 compared to December 31, 2021, primarily due to increases in residential mortgage loans, commercial mortgage loans, commercial and industrial loans and consumer loans of $890.5 million, $414.8 million, $269.2 million and $234.5 million, respectively.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of December 31, 2022, approximately $9.0 billion, or 44.1%, of the loan portfolio was comprised of commercial mortgage loans and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $100.0 million as of December 31, 2022. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios (excluding PPP loans) as of December 31:

	2022	2021
Real estate (1)	43.9%	44.3%
Manufacturing	6.8	5.1
Health care	6.5	6.7
Agriculture	5.4	6.1
Construction (2)	4.7	3.9
Other services (3)	4.7	5.0
Hospitality and food services	3.6	3.7
Retail	3.1	3.0
Wholesale trade	3.1	2.8
Educational services	2.8	2.7
Arts, entertainment and recreation	2.0	2.3
Professional, scientific and technical services	1.8	1.8
Transportation and warehousing	1.3	1.3
Public administration	1.2	1.5
Administrative and Support	1.1	0.6
Finance and Insurance	0.9	1.4
Other	7.1	7.8
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.
(3) Excludes public administration.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Equipment Lease Financing	Total
	(dollars in thousands)
Balance at December 31, 2020	$31,993	$51,470	$1,395	$26,107	$9,920	$16,313	$137,198
Additions	40,722	36,664	404	12,498	4,600	1,919	96,807
Payments	(27,175)	(25,668)	(859)	(1,823)	(1,883)	(341)	(57,749)
Charge-offs	(15,337)	(8,726)	(39)	(1,290)	(3,309)	(2,251)	(30,952)
Transfers to OREO	—	—	—	—	(274)	—	(274)
Transfers to accrual status	(62)	(925)	—	(223)	(154)	—	(1,364)
Balance at December 31, 2021	30,141	52,815	901	35,269	8,900	15,640	143,666
Additions	27,627	66,212	1,104	6,151	6,363	1,188	108,645
Payments	(27,260)	(27,394)	(637)	(5,440)	(2,941)	(1,390)	(65,062)
Charge-offs	(2,390)	(12,473)	—	(66)	(4,412)	(2,131)	(21,472)
Transfers to OREO	(22)	(3,461)	—	—	(297)	—	(3,780)
Transfers to accrual status	(980)	(5,538)	—	(9,620)	(1,416)	—	(17,554)
Balance of non-accrual loans at December 31, 2022	$27,116	$70,161	$1,368	$26,294	$6,197	$13,307	$144,443

Non-accrual loans increased $0.8 million, or 0.5%, in 2022. Non-accrual loans as a percentage of net loans decreased to 0.71% at December 31, 2022, compared to 0.78% at December 31, 2021.

The following table presents non-performing assets as of the dates shown:

	December 31,
	2022	2021	2020
	(dollars in thousands)
Non-accrual loans (1) (2) (3)	$144,443	$143,666	$137,198
Loans 90 days or more past due and still accruing (2)	27,463	8,453	9,929
Total non-performing loans and leases	171,906	152,119	147,127
OREO (4)	5,790	1,817	4,178
Total non-performing assets	$177,696	$153,936	$151,305
(1) The amount of interest income on non-accrual loans that was recognized in 2022 was approximately $2.2 million.
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
(3) Excluded from non-performing assets as of December 31, 2022, were $29.6 million of loans modified under TDRs. These loans continue to accrue interest and are, therefore, not included in non-accrual loans.
(4) Excludes $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of December 31, 2022.

The following table presents non-performing loans, by type, as of the dates shown:

	December 31,
	2022	2021	2020
	(dollars in thousands)
Real estate – commercial mortgage	$72,634	$54,044	$52,647
Commercial and industrial	28,288	30,629	32,609
Real estate – residential mortgage	46,509	39,399	30,794
Real estate – home equity	8,809	10,924	1,550
Real estate – construction	1,368	901	12,341
Consumer	991	582	749
Equipment lease financing	13,307	15,640	16,437
Total non-performing loans	$171,906	$152,119	$147,127
Non-performing loans to total loans	0.85%	0.83%	0.78%

The following table presents TDRs as of the dates shown:

	December 31,
	2022	2021	2020
	(dollars in thousands)
Real estate – commercial mortgage	$3,255	$3,464	$28,451
Commercial and industrial	1,809	1,857	6,982
Real estate – residential mortgage	13,804	11,948	18,602
Real estate – home equity	10,717	12,218	14,391
Consumer	—	5	—
Total accruing TDRs	29,585	29,492	68,426
Non-accrual TDRs(1)	31,853	55,945	35,755
Total TDRs	$61,438	$85,437	$104,181
(1) Included within non-accrual loans in the preceding table.

The decrease in TDRs in 2022 compared to 2021 was primarily due to a decrease in non-accrual TDRs.

The decrease in TDRs in 2021 compared to 2020 was primarily due to a decrease in commercial mortgage loans, residential mortgage loans, and commercial and industrial loans, partially offset by an increase in non-accrual TDRs.

Total TDRs modified during 2022 and still outstanding as of December 31, 2022, were $1.6 million. Of these loans, $0.7 million, or 40.5%, had a payment default during 2022, which the Corporation defines as a single missed scheduled payment subsequent to modification. TDRs modified during 2021 and still outstanding as of December 31, 2021 totaled $33.5 million. Of these loans, $15.5 million, or 46.4%, had a payment default during 2021, which the Corporation defines as a single missed scheduled payment, subsequent to modification.

The following table summarizes OREO, by property type, as of December 31:

	2022	2021	2020
	(dollars in thousands)
Commercial properties	$3,881	$943	$1,730
Residential properties	482	669	1,496
Undeveloped land	1,427	205	952
Total OREO	$5,790	$1,817	$4,178

As noted under the heading "Critical Accounting Policies" within Management's Discussion, the Corporation's ability to identify potential problem loans in a timely manner is key to maintaining an adequate ACL. For commercial loans, commercial mortgage loans and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. For a complete description of the Corporation's risk ratings, refer to the "Allowance for Credit Losses" section within "Note 1 - Summary of Significant Accounting Policies," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and equipment lease financing is based on aggregate payment history through the monitoring of delinquency levels and trends.

Total internally risk rated loans were $13.2 billion and $12.4 billion as of December 31, 2022 and 2021, respectively. The following table presents criticized and classified loans, or those with internal risk ratings of special mention (1) or substandard or lower (2) for commercial mortgage loans, commercial and industrial loans and construction loans to commercial borrowers, by class segment, as of December 31:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	2022	2021	$	%	2022	2021	$	%	2022	2021
	(dollars in thousands)
Real estate - commercial mortgage	$306,381	$387,279	$(80,898)	(20.9)%	$184,014	$331,096	$(147,082)	(44.4)%	$490,395	$718,375
Commercial and industrial	133,943	142,369	(8,426)	(5.9)	95,546	152,219	(56,673)	(37.2)	229,489	294,588
Real estate - construction(3)	21,603	58,841	(37,238)	(63.3)	10,601	6,324	4,277	67.6	32,204	65,165
Total	$461,927	$588,489	$(126,562)	(21.5)%	$290,161	$489,639	$(199,478)	(40.7)%	$752,088	$1,078,128
% of total risk rated loans	3.5%	4.7%			2.2%	3.9%			5.7%	8.6%
(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

As of December 31, 2022, total loans with risk ratings of special mention decreased by $126.6 million, or 21.5%, and total loans with a risk rating of substandard or lower decreased by $199.5 million, or 40.7%, resulting in an overall decrease in total criticized loans of $326.0 million, or 30.2%, compared to 2021.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of total loans that do not have internal risk ratings as of December 31:

	Delinquent(1)				Non-performing(2)				Total
	2022		2021		2022		2021		2022		2021
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Consumer and real estate - home equity	$16,141	0.90%	$9,960	0.63%	$9,800	0.54%	$11,706	0.74%	$25,941	1.44%	$21,666	1.37%
Real estate - residential mortgage	65,270	1.38	25,877	0.67	46,509	0.98	39,542	1.03	111,779	2.36	65,419	1.70
Real estate - construction - other	3,520	0.28	1,318	0.11	—	—	173	0.02	3,520	0.28	1,491	0.13
Equipment lease financing	470	0.16	253	0.09	13,307	4.45	15,641	5.83	13,777	4.61	15,894	5.92
Total	$85,401	1.05%	$37,408	0.56%	$69,616	0.86%	$67,062	0.98%	$155,017	1.92%	$104,470	1.54%
(1) Includes all accruing loans 30 days to 89 days past due.
(2) Includes all accruing loans 90 days or more past due and all non-accrual loans and leases.

Loans and Allowance for Credit Losses

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

A summary of the Corporation's activity in ACL - loans is shown below:

	2022	2021	2020
	(dollars in thousands)
Net loans	$20,279,547	$18,325,350	$18,900,820
Average balance of net loans	$19,152,740	$18,627,787	$18,270,390
Balance of ACL at beginning of period	$249,001	$277,567	$163,620
CECL Day 1 provision expense	7,954	—	—
Initial purchased credit deteriorated loans	1,135	—	—
Impact of adopting CECL on January 1, 2020	—	—	45,724
Loans charged off:
Commercial and industrial	(2,390)	(15,337)	(18,915)
Real estate – commercial mortgage	(12,473)	(8,726)	(4,225)
Consumer and real estate - home equity	(4,412)	(3,309)	(4,593)
Real estate – residential mortgage	(66)	(1,290)	(620)
Real estate – construction	—	(39)	(17)
Equipment lease financing and other	(2,131)	(2,251)	(2,187)
Total loans charged off	(21,472)	(30,952)	(30,557)
Recoveries of loans previously charged off:
Commercial and industrial	5,893	9,587	11,396
Real estate – commercial mortgage	3,860	2,474	1,027
Consumer and real estate - home equity	2,581	2,345	2,379
Real estate – residential mortgage	425	375	491
Real estate – construction	574	1,412	5,122
Equipment lease financing and other	759	953	605
Total recoveries	14,092	17,146	21,020
Net loans charged off	(7,380)	(13,806)	(9,537)
Provision for credit losses	18,656	(14,760)	77,760
Balance of ACL at end of period	$269,366	$249,001	$277,567
Provision for OBS credit exposures	$1,411	$160	$(840)
Reserve for OBS credit exposures(1)	$16,328	$14,533	$14,373

Selected Asset Quality Ratios %:
Net charge-offs to average loans	0.04%	0.07%	0.05%
ACL - loans to total net loans	1.33	1.36	1.47
Non-performing assets(2) to total assets	0.66	0.60	0.58
Non-accrual loans to total net loans	0.71	0.78	0.72
ACL - loans to non-performing loans	157	164	189
ACL - loans to non-accrual loans	186	173	202
(1) Reserve for OBS credit exposures is recorded within other liabilities on the consolidated balance sheets. See "Note 5 - Loans and Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data." additional information.
(2) Includes accruing loans past due 90 days or more.

Excluding the CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio, the provision for credit losses increased $33.4 million in comparison to 2021. The increase in the provision for credit losses was primarily driven by loan growth and changes to the macroeconomic outlook. See "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information.

The following table summarizes the allocation of the ACL - loans:

	2022		2021		2020
	ACL - loans	% In Each Loan Category(1)	ACL - loans	% In Each Loan Category(1)	ACL - loans	% In Each Loan Category(1)
	(dollars in thousands)
Real estate - commercial mortgage	$69,456	37.9%	$87,970	39.7%	$103,425	37.6%
Commercial and industrial	70,116	22.0	67,056	22.9	74,771	30.0
Real estate - residential mortgage	83,250	23.3	54,236	21.0	51,995	16.6
Consumer, home equity, equipment lease financing and overdrafts	35,801	10.5	26,798	10.2	31,770	10.3
Real estate - construction	10,743	6.3	12,941	6.2	15,608	5.5
Total	$269,366	100.0%	$249,001	100.0%	$277,569	100.0%
(1) Ending loan balances as a % of total loans for the years presented.

Management believes that the $269.4 million ACL - loans as of December 31, 2022, was sufficient to cover expected losses in the loan portfolio. See additional disclosures in "Note 1 - Summary of Significant Accounting Policies," and "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data;" and "Critical Accounting Policies" above.

Other Assets

Other assets increased $252.2 million, or 25.1%, to $1.3 billion as of December 31, 2022 compared to 2021, primarily due to increases in deferred Federal income taxes, cash surrender value of life insurance and equity method investments of $117.8 million, $92.2 million and $15.2 million, respectively.

Deposits and Borrowings

The following table presents ending deposits, by type, as of December 31:

			Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,006,388	$7,370,963	$(364,575)	(4.9)%
Interest-bearing demand	5,410,903	5,819,539	(408,636)	(7.0)
Savings and money market deposits	6,434,621	6,403,995	30,626	0.5
Total demand and savings	18,851,912	19,594,497	(742,585)	(3.8)
Brokered deposits	208,416	251,526	(43,110)	(17.1)
Time deposits	1,589,210	1,727,476	(138,266)	(8.0)
Total deposits	$20,649,538	$21,573,499	$(923,961)	(4.3)%

Compared to 2021, total deposits decreased by $924.0 million, or 4.3%, primarily due to decreases in interest-bearing demand deposits, noninterest-bearing demand deposits and time deposits of $408.6 million, $364.6 million and $138.3 million, respectively.

The following table presents ending borrowings, by type, as of December 31:

			Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Federal funds purchased	$191,000	$—	$191,000	N/M
Federal Home Loan Bank advances	1,250,000	—	1,250,000	N/M
Senior debt and subordinated debt	539,634	620,406	(80,772)	(13.0)
Other borrowings(1)	890,573	417,703	472,870	113.2
Total borrowings	$2,871,207	$1,038,109	$1,833,098	N/M
(1) Includes short-term promissory notes.

Total borrowings increased $1,833.1 million in 2022 compared to 2021, as a result of increases in FHLB advances of $1,250.0 million, customer repurchases of $472.9 million presented in other borrowings and Federal funds purchased of $191.0 million. These increases were partially offset by a decrease in senior debt and subordinated debt of $80.8 million.

The increase in total borrowings during 2022 is reflective of the decrease in total deposit funding and the increase in net loans.

Other Liabilities

Other liabilities increased $355.9 million, or 76.5%, to $821.0 million as of December 31, 2022, primarily as the result of a $360.8 million increase in derivative related liabilities.

Shareholders' Equity

Total shareholders' equity decreased $132.9 million, or 4.9%, to $2,579.8 million, or 9.6% of total assets, as of December 31, 2022. The decrease was due primarily to an increase in accumulated comprehensive loss of $412.9 million, partially offset by increases of $168.4 million from retained earnings and $87.9 million from treasury stock, primarily driven by the reissuance of treasury shares in connection with the Merger. See "Note 15 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for details of accumulated comprehensive loss.

The Corporation and its wholly owned subsidiary bank, Fulton Bank, are subject to regulatory capital requirements administered by the FRB and OCC. Failure to meet minimum capital requirements can trigger certain actions by these regulators that could have a material effect on the Corporation's financial statements. The regulations require that banks and bank holding companies maintain minimum amounts and ratios of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier I capital to average assets (as defined in the regulations).

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements at December 31:

	2022	2021	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.6%	14.1%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.9%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.0%	9.9%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.5%	8.6%	4.0%	4.0%

In July 2013, the Federal Reserve Board approved the Basel III Rules establishing a new comprehensive capital framework for U.S. banking organizations and implementing the Basel Committee on Banking Supervision's December 2010 framework for strengthening international capital standards. The Basel III Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions.
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

As of December 31, 2022, Fulton Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculations. To be categorized as well capitalized, Fulton Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table above. There are no conditions or events since December 31, 2022 that management believes have changed Fulton Bank's categories. See "Note 12 - Regulatory Matters," in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation's consolidated balance sheets as well as contractual obligations for purchased services.

Contractual purchase obligations to third parties that were fixed and determinable of $93 million and $96 million at December 31, 2022 and 2021, respectively, include information technology, telecommunication and data processing outsourcing contracts.

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

The following table presents the Corporation's commitments to extend credit and letters of credit as of December 31, 2022 (dollars in thousands):

Commercial and industrial	$4,832,858
Real estate - commercial mortgage and real estate - construction	1,972,505
Real estate - home equity	1,890,258
Total commitments to extend credit	$8,695,621

Standby letters of credit	$260,829
Commercial letters of credit	49,288
Total letters of credit	$310,117

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of December 31, 2022 (due to the current level of interest rates, the 300 basis point downward shock scenario is not shown):

Rate Shock(1)	Annual change in net interest income	% Change in net interest income
+400 bps	+ $80.0 million	+ 8.2%
+300 bps	+ $62.0 million	+ 6.3%
+200 bps	+ $45.2 million	+ 4.6%
+100 bps	+ $25.4 million	+ 2.6%
-100 bps	- $37.3 million	- 3.8%
-200 bps	- $84.5 million	- 8.6%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of December 31, 2022, the Corporation was within economic value of equity policy limits for every 100 bps shock.

Interest Rate Derivatives

The Corporation enters into interest rate derivatives with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate derivatives with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate derivatives is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate derivatives are derivative financial instruments, and the gross fair values are recorded in other assets and liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest expense on the consolidated statements of income.

Cash Flow Hedges

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans. These hedge contracts involve the receipt of fixed-rate amounts from a counterparty in exchange for the Corporation making floating-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as reduction to interest income when the previously forecasted hedged item affects earnings in future periods.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2022, the Bank had total borrowing capacity of approximately $7.7 billion with $3.1 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $4.6 billion. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2022, the Corporation had aggregate availability under federal funds lines of $2.3 billion, with $0.2 billion of outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. As of

December 31, 2022, the Corporation had $1.3 billion of collateralized borrowing availability at the discount window, and no outstanding borrowings.

The Corporation has commitments to extend credit and letters of credit. As of December 31, 2022, the balance of commitments to extend credit was $8,695.6 million and total letters of credit were $310.1 million.

Liquidity must also be managed at the Corporation's parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks' regulatory capital levels and their net income. See "Note 12 - Regulatory Matters - Dividend and Loan Limitations" in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" for additional information concerning limitations on the dividends that may be paid to the Corporation, and loans that may be granted to the Corporation. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The Corporation's sources and uses of funds were discussed in general terms in the "Net Interest Income" section of Management's Discussion and Analysis. The consolidated statements of cash flows provide additional information. The Corporation's operating activities during 2022 generated $598.3 million of cash, mainly due to net income of $287.0 million and an increase in other liabilities presented in other changes, net. Cash used in investing activities was $1,539.1 million, primarily due to $1,407.3 million net increase in loans. Net cash used in financing activities was $15.9 million, due primarily to the decreases in deposits and dividend payments, partially offset by an increase in borrowings.
The following table presents the expected maturities of government and corporate AFS investment securities, at estimated fair value, as of December 31, 2022 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale	(dollars in thousands)
U.S. Government securities	$121,579	0.65%	$96,906	2.40%	$—	—%	$—	—%
U.S. Government sponsored agency securities	—	—	1,008	—	—	—	—	—
State and municipal(1)	6,644	4.37	16,668	3.92	129,934	4.05	952,466	3.86
Corporate debt securities	15,240	5.28	39,954	4.08	367,115	4.01	—	—
Total	$143,463	1.29%	$154,536	3.01%	$497,049	4.02%	$952,466	3.86%

(1) Weighted average yields on tax-exempt securities have been computed on a FTE basis assuming a federal tax rate of 21% and statutory interest expense disallowances.

The Corporation's investment portfolio consists mainly of state and municipal securities, mortgage-backed securities and collateralized mortgage obligations. Mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers' ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase.

The following table presents AFS mortgage-backed investment securities, at estimated fair value, and HTM mortgage-backed investment securities, at amortized cost, as of December 31, 2022, without stated maturities, including the weighted average yields and estimated weighted average lives based on prepayment speeds on such securities:

			Weighted
	Amount	Yield	Average Life
	(dollars in thousands)		(in years)
Available for sale
Residential mortgage-backed securities	$212,698	2.80%	10.9
Commercial mortgage-backed securities	552,522	2.48	4.5
Collateralized mortgage obligations	134,033	2.76	4.4
Held to maturity
Residential mortgage-backed securities	$457,325	2.00%	8.9
Commercial mortgage-backed securities	863,931	1.53	6.7
The following table presents the contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2022:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(dollars in thousands)
Commercial and industrial:
Adjustable and floating rate	$990,649	$2,028,595	$403,684	$3,422,928
Fixed rate	529,764	423,430	101,415	1,054,609
Total commercial and industrial	$1,520,413	$2,452,025	$505,099	$4,477,537
Real estate – mortgage(1):
Adjustable and floating rate	$1,554,976	$4,867,831	$2,696,644	$9,119,451
Fixed rate	875,849	1,899,138	1,639,514	4,414,501
Total real estate - mortgage(1)	$2,430,825	$6,766,969	$4,336,158	$13,533,952
Real estate – construction:
Adjustable and floating rate	$327,554	$492,810	$158,364	$978,728
Fixed rate	261,464	24,066	5,667	291,197
Total real estate – construction	$589,018	$516,876	$164,031	$1,269,925
Consumer, lease financing and other:
Adjustable and floating rate	$12,175	$39,137	$—	$51,312
Fixed rate	265,137	574,459	136,602	976,198
Total consumer, lease financing and other	$277,312	$613,596	$136,602	$1,027,510
Unearned income	—	(29,377)	—	(29,377)
Total	$4,817,568	$10,320,089	$5,141,890	$20,279,547
(1) Includes commercial and residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2022 were as follows (dollars in thousands):

Year
2023	$966,235
2024	234,681
2025	285,527
2026	19,704
2027	18,474
Thereafter	64,589
Total	$1,589,210

Contractual maturities of outstanding uninsured time deposits included in the table above, as of December 31, 2022, were as follows (dollars in thousands):

Three months or less	$54,013
Over three through six months	24,351
Over six through twelve months	61,441
Over twelve months	74,976
Total	$214,781
Total uninsured deposits were estimated to be $7.0 billion at December 31, 2022 compared with $7.8 billion at December 31, 2021.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation's debt security investments consist primarily of U.S. government sponsored agency issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government sponsored agencies.

State and Municipal Securities

As of December 31, 2022, the Corporation owned securities issued by various states and municipalities with a total fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2022, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 74% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Auction Rate Securities

During 2022, the Corporation sold its investments in ARCs. The fair values of the ARCs in 2021 were derived using significant unobservable inputs based on an expected cash flows model. The expected cash flows model produced fair values which assumed a return to market liquidity sometime within the next five years. All of the loans underlying the ARCs had principal payments which were guaranteed by the federal government.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$126,898	$172,276
Interest-bearing deposits with other banks	555,023	1,466,338
Cash and cash equivalents	681,921	1,638,614
FRB and FHLB stock	130,186	57,635
Loans held for sale	7,264	35,768
Investment securities:
AFS, at estimated fair value	2,646,767	3,187,390
HTM, at amortized cost	1,321,256	980,384
Net loans	20,279,547	18,325,350
Less: ACL - loans	(269,366)	(249,001)
Loans, net	20,010,181	18,076,349
Net premises and equipment	225,141	220,357
Accrued interest receivable	91,579	57,451
Goodwill and net intangible assets	560,824	538,053
Other assets	1,256,583	1,004,397
Total Assets	$26,931,702	$25,796,398
LIABILITIES
Deposits:
Noninterest-bearing	$7,006,388	$7,370,963
Interest-bearing	13,643,150	14,202,536
Total Deposits	20,649,538	21,573,499
Borrowings:
Federal funds purchased	191,000	—
Federal Home Loan Bank advances	1,250,000	—
Senior debt and subordinated debt	539,634	620,406
Other borrowings	890,573	417,703
Total borrowings	2,871,207	1,038,109
Accrued interest payable	10,185	7,000
Other liabilities	821,015	465,110
Total Liabilities	$24,351,945	$23,083,718
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10.0 million shares authorized, Series A, 0.2 million shares authorized and issued as of December 31, 2022 and 2021, liquidation preference of $1,000 per share	192,878	192,878
Common stock, 2.50 par value, 600.0 million shares authorized, 224.6 million shares issued as of December 31, 2022 and 223.9 million issued as of December 31, 2021	561,511	559,766
Additional paid-in capital	1,541,840	1,519,873
Retained earnings	1,450,758	1,282,383
Accumulated other comprehensive (loss) income	(385,476)	27,411
Treasury stock, at cost, 57.0 million shares in 2022 and 63.4 million shares in 2021	(781,754)	(869,631)
Total Shareholders' Equity	2,579,757	2,712,680
Total Liabilities and Shareholders' Equity	$26,931,702	$25,796,398

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)

	2022	2021	2020
Interest Income
Loans, including fees	$758,609	$638,595	$656,077
Investment securities	98,115	79,821	79,220
Loans held for sale	866	1,302	2,077
Other interest income	7,248	3,694	5,504
Total Interest Income	864,838	723,412	742,878
Interest Expense
Deposits	43,829	30,005	70,046
Federal funds purchased	2,967	—	541
Federal Home Loan Bank advances	7,334	2,286	12,913
Senior debt and subordinated debt	22,257	26,784	28,024
Other borrowings	6,817	607	2,147
Total Interest Expense	83,204	59,682	113,671
Net Interest Income	781,634	663,730	629,207
Provision for credit losses	28,021	(14,600)	76,920
Net Interest Income After Provision for Credit Losses	753,613	678,330	552,287
Non-Interest Income
Commercial banking	75,779	68,689	70,286
Consumer banking	49,496	45,544	41,598
Wealth management	72,843	71,798	59,058
Mortgage banking	14,204	33,576	42,309
Other	14,835	20,622	13,084
Non-Interest Income Before Investment Securities Gains, Net	227,157	240,229	226,335
Investment securities gains (losses), net	(27)	33,516	3,053
Total Non-Interest Income	227,130	273,745	229,388
Non-Interest Expense
Salaries and employee benefits	356,884	329,138	324,395
Data processing and software	60,255	56,440	48,073
Net occupancy	56,195	53,799	53,013
Other outside services	37,152	34,194	31,432
State taxes	15,113	18,793	12,613
Equipment	14,033	13,807	13,885
FDIC insurance	12,547	10,665	8,865
Professional fees	9,123	9,647	12,835
Marketing	6,885	5,275	5,127
Intangible amortization	1,731	589	529
Debt extinguishment	—	33,249	2,878
Merger-related expenses	10,328	—	—
Other	53,482	52,234	65,795
Total Non-Interest Expense	633,728	617,830	579,440
Income Before Income Taxes	347,015	334,245	202,235
Income taxes	60,034	58,748	24,195
Net Income	286,981	275,497	178,040
Preferred stock dividends	(10,248)	(10,277)	(2,135)
Net Income Available to Common Shareholders	$276,733	$265,220	$175,905

PER SHARE:
Net income available to common shareholders (basic)	$1.69	$1.63	$1.08
Net income available to common shareholders (diluted)	1.67	1.62	1.08
Cash dividends	0.66	0.64	0.56

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	2022	2021	2020
Net Income	$286,981	$275,497	$178,040
Other Comprehensive Income/(Loss), net of tax:
Unrealized gains (losses) on AFS investment securities:
Unrealized gains (losses) on securities	(312,169)	(17,948)	65,651
Reclassification adjustment for securities gains (losses) included in net income	(20)	(25,905)	(2,359)
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	(44,483)	2,690	3,448
Net unrealized gains (losses) on AFS investment securities	(356,672)	(41,163)	66,740
Unrealized (losses) gains on interest rate derivatives used in cash flow hedges:
Net unrealized holding gains (losses) arising during the period	(62,963)	(2,670)	—
Reclassification adjustment for net gains (losses) realized in net income	6,004	(2,147)	—
Net unrealized gains (losses) on interest rate derivatives used in cash flow hedges	(56,959)	(4,817)	—
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement income (cost)	644	7,144	(2,532)
Amortization of net unrecognized pension and postretirement income (loss)	100	1,156	1,020
Net unrealized (losses) gains on defined benefit pension and postretirement plans	744	8,300	(1,512)
Other Comprehensive Income (Loss)	(412,887)	(37,680)	65,228
Total Comprehensive Income (Loss)	$(125,906)	$237,817	$243,268

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2019	—	$—	164,218	$556,110	$1,499,681	$1,079,391	$(137)	$(792,869)	$2,342,176
Net income						178,040			178,040
Other comprehensive income (loss)							65,228		65,228
Preferred stock issued	200	192,878							192,878
Common stock issued			1,040	1,807	907			4,661	7,375
Stock-based compensation awards					7,529				7,529
Acquisition of treasury stock			(2,908)					(39,748)	(39,748)
Adjustment for CECL(1)						(43,807)			(43,807)
Preferred stock dividend						(2,135)			(2,135)
Common stock cash dividends - $0.56 per share						(90,708)			(90,708)
Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						275,497			275,497
Other comprehensive income (loss)							(37,680)		(37,680)
Common stock issued			943	1,849	3,354			2,234	7,437
Stock-based compensation awards					8,402				8,402
Acquisition of treasury stock			(2,803)					(43,909)	(43,909)
Preferred stock dividend						(10,277)			(10,277)
Common stock cash dividends - $0.64 per share						(103,618)			(103,618)
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						286,981			286,981
Other comprehensive income (loss)							(412,887)		(412,887)
Common stock issued			900	1,745	3,420			2,711	7,876
Reissuance of treasury stock pursuant to acquisition			6,209		4,547			85,166	89,713
Stock-based compensation awards					14,000				14,000
Preferred stock dividend						(10,248)			(10,248)
Common stock cash dividends - $0.66 per share						(108,358)			(108,358)
Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757

See Notes to Consolidated Financial Statements
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments on January 1, 2020. See Note 1 to the Consolidated Financial Statements for further details.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286,981	$275,497	$178,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	28,021	(14,600)	76,920
Depreciation and amortization of premises and equipment	30,201	28,802	28,803
Net amortization of investment securities premiums	12,824	16,031	12,222
Investment securities losses (gains), net	27	(33,516)	(3,053)
Loss (gain) on sales of mortgage loans held for sale	(8,816)	(24,379)	(53,599)
Proceeds from sales of mortgage loans held for sale	455,607	1,050,943	1,536,174
Originations of mortgage loans held for sale	(418,287)	(978,446)	(1,528,633)
Intangible amortization	1,731	589	529
Amortization of issuance costs and discounts on long-term borrowings	724	1,846	1,128
Debt extinguishment costs	—	33,249	2,877
Stock-based compensation	14,000	8,402	7,529
Change in deferred federal income tax	(117,849)	(417)	(29,173)
Change in life insurance cash surrender value	(92,228)	(90,105)	(26,348)
Other changes, net	405,331	68,376	(46,051)
Total adjustments	311,285	66,775	(20,675)
Net cash provided by (used in) operating activities	598,266	342,272	157,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	196,411	359,137	215,150
Proceeds from principal repayments and maturities of AFS securities	583,444	469,393	430,845
Proceeds from principal repayments and maturities of HTM securities	109,759	117,958	93,823
Purchase of AFS securities	(845,744)	(1,309,470)	(1,134,380)
Purchase of HTM securities	(30,959)	(443,081)	—
Sale of Visa Shares	—	33,962	—
Decrease (increase) of FRB and FHLB stock	(72,551)	34,494	5,293
Net decrease (increase) in loans	(1,407,289)	561,664	(2,072,831)
Net purchases of premises and equipment	(21,246)	(17,679)	(20,237)
Net cash paid for acquisition	(21,811)	(1,982)	(1,884)
Net change in tax credit investments	(29,071)	(18,363)	(15,259)
Net cash provided by (used in) investing activities	(1,539,058)	(213,967)	(2,499,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand and savings deposits	(1,198,319)	1,315,139	3,951,905
Net increase (decrease) in time deposits	(257,823)	(580,847)	(506,611)
Net increase (decrease) in other borrowings	1,629,870	(212,682)	(132,277)
Repayments of senior debt and subordinated debt	(81,496)	(710,633)	(85,410)
Proceeds from senior debt and subordinated debt	—	—	375,000
Net proceeds from issuance of preferred stock	—	—	192,878
Net proceeds from issuance of common stock	7,876	7,437	7,375
Dividends paid	(116,009)	(112,028)	(90,956)
Acquisition of treasury stock	—	(43,909)	(39,748)
Net cash provided by (used in) financing activities	(15,901)	(337,523)	3,672,156
Net increase (decrease) in Cash and Cash Equivalents	(956,693)	(209,218)	1,330,041
Cash and Cash Equivalents at Beginning of Period	1,638,614	1,847,832	517,791
Cash and Cash Equivalents at End of Period	$681,921	$1,638,614	$1,847,832
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$80,019	$63,047	$112,140
Income taxes	32,669	27,870	16,190
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$479,008	$376,165	$—
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: The Corporation is a financial holding company that provides a full range of banking and financial services to businesses and consumers through its wholly owned banking subsidiary, Fulton Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Penn Square, Inc., Fulton Community Partner, LLC, and Fulton Insurance Services Group, Inc. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

The Corporation's primary sources of revenue are interest income on loans, investment securities and other interest-earning assets and fee income earned on its products and services. Its expenses consist of interest expense on deposits and borrowed funds, provision for credit losses, other operating expenses and income taxes. The Corporation's primary competition is other financial services providers operating in its region. Competitors also include financial services providers located outside the Corporation's geographic market as a result of the growth in electronic delivery channels. The Corporation is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by such regulatory agencies.

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

Cash and Cash Equivalents and Restricted Cash: Cash and cash equivalents consists of cash and due from banks and interest bearing deposits with other banks, which includes restricted cash. Restricted cash comprises cash balances required to be maintained with the FRB, based on customer transaction deposit account levels, and cash balances provided as collateral on derivative contracts and other contracts. See Note 3, "Restrictions on Cash and Cash Equivalents" for additional information.

FRB and FHLB Stock: The Bank is a member of the FRB and FHLB and is required by federal law to hold stock in these institutions according to predetermined formulas. These restricted investments are carried at cost on the consolidated balance sheets and are periodically evaluated for impairment.

Investments: Debt securities are classified as HTM at the time of purchase when the Corporation has both the intent and ability to hold these investments until they mature. Such debt securities are carried at cost, adjusted for amortization of premiums and accretion of discounts using the effective yield method. The Corporation does not engage in trading activities; however, since the investment portfolio serves as a source of liquidity, most debt securities are classified as AFS. AFS securities are carried at estimated fair value with the related unrealized holding gains and losses reported in shareholders' equity as a component of OCI, net of tax. Realized securities gains and losses are computed using the specific identification method and are recorded on a trade date basis.

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of December 31, 2022, no HTM debt securities required an ACL as these investments consist solely of Agency guaranteed residential mortgage-backed and commercial mortgage-backed securities.

AFS Debt Securities: The Bank's AFS debt securities are investment grade. In evaluating credit losses on debt securities, management considers factors such as the credit quality of the investment counterparty, the credit rating of the security, and the delinquency history of the security. As of December 31, 2022, no AFS debt securities required an ACL.

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

Troubled Debt Restructurings: Loans are accounted for and reported as TDRs when, for economic or legal reasons, the Corporation grants a concession to a borrower experiencing financial difficulty that it would not otherwise consider. Concessions, whether negotiated or imposed by bankruptcy, granted under a TDR typically involve a temporary deferral of scheduled loan payments, an extension of a loan's stated maturity date or a reduction in the interest rate. Non-accrual TDRs can be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.

On March 27, 2020 the CARES Act was signed into law. The CARES Act includes an option for financial institutions to suspend the requirements of GAAP for certain loan modifications that would otherwise be categorized as a TDR. Certain conditions were required to be met with respect to the loan modification including that the modification is related to COVID-19 and the modified loan was not more than 30 days past due on December 31, 2019. On December 27, 2020, the 2021 Consolidated Appropriations Act was signed into law and this Act extended the relief for TDR treatment until January 1, 2022, when it expired. The Corporation applied the option under the CARES act for all loan modifications that qualified.

Allowance for Credit Losses:

CECL

The Corporation follows ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, and net investments in leases recognized by a lessor in accordance with ASC Topic 842.

The Corporation has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

Loans: The ACL is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses.

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include loans on accrual status and loans initially evaluated individually, but determined not to have enhanced credit risk characteristics. This category includes loans on non-accrual status where the total commitment amount is less than $1 million. The ACL is estimated by applying a PD and LGD to the EAD at the loan level. In order to determine the PD, LGD, and EAD calculation inputs:

•Loans are aggregated into pools based on similar risk characteristics.
•The PD and LGD rates are determined by historical credit loss experience for each pool of loans.
•The loan segment PD rates are estimated using six econometric regression models that use the Corporation's historical credit loss experience and incorporate reasonable and supportable economic forecasts for various macroeconomic variables that are statistically correlated with expected loss behavior in the loan segment.
•The reasonable and supportable forecast for each macroeconomic variable is sourced from an external third party and is applied over the contractual term of the Corporation's loan portfolio. The Corporation's economic forecast considers the general health of the economy, the interest rate environment, real estate pricing and market risk.
•A single baseline forecast scenario is used for each macroeconomic variable.
•The loan segment lifetime LGD rates are estimated using a loss rate approach based on the Corporation's historical charge-off experience and the balance at the time of loan default.
•The LGD rates are adjusted for the Corporation's recovery experience.
•To calculate the EAD, the Corporation estimates contractual cash flows over the remaining life of each loan. Certain cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate. In addition, a prepayment rate is used in determining the EAD estimate.

Loans Evaluated Individually: Loans evaluated individually for expected credit losses include loans on non-accrual status where the commitment amount equals or exceeds $1.0 million. The required ACL for such loans is determined using either the present value of expected future cash flows, observable market price or the fair value of collateral.

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

For loans secured by real estate, estimated fair values are determined primarily through appraisals performed by third-party appraisers, discounted to arrive at expected net sale proceeds. For collateral dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan is impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Corporation's experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Corporation generally obtains updated appraisals performed by third-party appraisers for impaired loans secured predominantly by real estate every 12 months.

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

Qualitative and Other Adjustments to ACL: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These qualitative factors include changes in lending policy, the nature and volume of the portfolio, overall business conditions in the economy, credit concentrations, specific industry risks, model imprecision and legal and regulatory requirements. Qualitative adjustments are judgmental and are based on management's knowledge of the portfolio and the markets in which the Corporation operates. Qualitative adjustments are evaluated and approved on a quarterly basis. Additionally, the ACL includes other allowance categories that are not directly incorporated in the quantitative results. These categories include but are not limited to loans-in-process, trade acceptances and overdrafts.

OBS Credit Exposures: The reserve for OBS credit exposures is recorded in other liabilities on the consolidated balance sheets, and represents management's estimate of expected losses in its unfunded loan commitments and other OBS credit exposures. The reserve for OBS credit exposures specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The reserve for OBS credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses.

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

Premises and equipment acquired in a business combination are initially recorded at fair value and subsequently carried at cost less depreciation and amortization. See Note 6, "Premises and Equipment" for additional information.

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

MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined through a discounted cash flows valuation completed by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected lives of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established through a charge against servicing income. If subsequent valuations indicate that impairment no longer exists, the valuation allowance is reduced through an increase to servicing income. See Note 8, "Mortgage Servicing Rights" for additional information.

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

Interest Rate Derivatives - Non-Designated Hedges

The Corporation enters into interest rate derivatives with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate derivatives with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate derivatives is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. As the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

The Corporation's existing credit derivatives result from participation in interest rate derivatives provided by external lenders as part of loan participation arrangements and, therefore, are not used to manage interest rate risk in the Corporation's assets or liabilities.

The Corporation is required to clear all eligible interest rate derivative contracts with a clearing agent and is subject to the regulations of the Commodity Futures Trading Commission.

Cash Flow Hedges of Interest Rate Risk

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation's variable-rate loans.

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation limits its foreign exchange exposure with customers by entering into contracts with institutional counterparties to mitigate its foreign exchange risk. The Corporation also holds certain amounts of Foreign Currency Nostro Accounts. The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts, to $500,000. See "Note 11 - Derivative Financial Instruments" for additional information.

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

The Corporation is a party to interest rate derivatives with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate derivatives in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. Not all of the derivatives are required to be cleared through a daily clearing agent. As a result, the total fair values of interest rate derivative assets and derivative liabilities recognized on the consolidated balance sheets are not equal and offsetting.

The Corporation is also a party to foreign exchange contracts with financial institution counterparties under which the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. As with interest rate derivatives, cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the foreign exchange contracts in the event of default.

For additional information on balance sheet offsetting, see "Note 11 - Derivative Financial Instruments."

Income Taxes: The Corporation utilizes the asset and liability method in accounting for income taxes. Under this method, DTAs and deferred tax liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax law or rates are enacted, DTAs and deferred tax liabilities are adjusted through income tax expense. In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the amount of taxes paid in available carryback years, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. A valuation allowance is provided against DTAs unless it is more likely than not that such DTAs will be realized.

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

See Note 13, "Income Taxes" for additional information.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options, restricted stock, RSUs and PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation's ESPP.

The Corporation also grants equity awards to non-employee members of its board of directors and subsidiary bank board of directors under the Directors' Plan. Under the Directors' Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors' Plan have been limited to RSUs.

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

The fair value of restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant. See Note 16, "Stock-Based Compensation Plans" for additional information. The Corporation has not issued stock options since 2014 and accordingly, there is no compensation expense for this instrument.

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

Intangible assets are amortized over their estimated lives. Some intangible assets have indefinite lives and are, therefore, not amortized. All intangible assets must be evaluated for impairment if certain events occur. Any impairment write-downs are recognized as non-interest expense on the consolidated statements of income. See "Note 7 - Goodwill and Intangible Assets," for additional information.

VIEs: ASC Topic 810 provides guidance on when to consolidate certain VIEs in the financial statements of the Corporation. VIEs are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance activities without additional financial support from other parties. VIEs are assessed for consolidation under ASC Topic 810 when the Corporation holds variable interests in these entities. The Corporation consolidates VIEs when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has the power to make decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE.
The Corporation makes investments in certain community development projects, the majority of which generate tax credits under various federal programs, including TCIs. These investments are made throughout the Corporation's market area as a means of supporting the communities it serves. The Corporation typically acts as a limited partner or member of a limited liability company in its TCIs and does not exert control over the operating or financial policies of the partnership or limited liability company. Tax credits earned are subject to recapture by federal taxing authorities based upon compliance requirements to be met at the project level.

Because the Corporation owns 100% of the equity interests in its NMTC, these investments were consolidated based on ASC Topic 810 as of December 31, 2022 and 2021. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of ASC Topic 810.

TCIs are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation's TCIs in 2022, 2021 or 2020. For additional information, see "Note 13 - Income Taxes."

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

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels. See "Note 20 - Fair Value Measurements" for additional information.

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

Interest income: Interest income is recognized on an accrual basis according to loan and lease agreements, investment securities contracts or other written contracts.

Wealth management services: Consists of income from trust commissions, brokerage, money market and insurance commissions. Trust commissions consists of advisory fees that are based on market values of clients' managed portfolios and transaction fees for fiduciary services performed, both of which are recognized when earned. Brokerage income includes advisory fees which are recognized when earned on a monthly basis and transaction fees that are recognized when transactions occur. Money market income is based on the balances held in trust accounts and is recognized monthly. Insurance commissions are earned and recognized when policies are originated. Currently, no investment management and trust service income is based on performance or investment results.

Commercial and consumer banking income: Consists of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts as well as branch fees, ATM fees, debit and credit card income and merchant services fees. Also included are letter of credit fees, foreign exchange income and interest rate derivative fees. Revenue is primarily transactional and recognized when earned at the time the transactions occur.

Mortgage banking income: Consists of gains or losses on the sale of residential mortgage loans and mortgage loan servicing income.
Other Income: Includes gains on sales of SBA loans, cash surrender value of life insurance, and other miscellaneous income.

Leases: All leases with an initial term greater than 12 months recognize: (1) a ROU asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term; and (2) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, each measured on a discounted basis. The Corporation elected to not separate lease and non-lease components.

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
Certain real estate leases have lease payments that adjust based on annual changes in the CPI. The leases that are dependent upon CPI are initially measured using the CPI or rate at the commencement date and are included in the measurement of the lease liability.

Operating lease expense represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents expenses such as the payment of real estate taxes, insurance and common area maintenance based on the Corporation's pro-rata share.

Sublease income consists mostly of operating leases for space within the Corporation's offices and financial centers and is recorded as a reduction to net occupancy expense on the consolidated statements of income. See "Note 18 - Leases" for additional information.

Defined Benefit Plan: Net periodic pension costs are funded based on the requirements of federal laws and regulations. The determination of net periodic pension costs is based on assumptions about future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as retirement age and mortality, a discount rate used to determine the current benefit obligation, form of payment election and a long-term expected rate of return on plan assets. Net periodic pension expense includes interest cost, based on the assumed discount rate, an expected return on plan assets, amortization of prior service cost or credit and amortization of net actuarial gains or losses. The Corporation curtailed the Pension Plan in 2008, with no additional benefits accruing. In connection with the Merger, the Corporation assumed the obligations of Prudential Bancorp under a multiemployer defined benefit pension plan that had previously been closed to new Prudential Bancorp participants. Net periodic pension cost is recognized in salaries and employee benefits on the consolidated statements of income. For additional information, see "Note 17 - Employee Benefit Plans."

Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at fair value as of the acquisition date. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. Results of the operations of the acquired entity are included in the consolidated statement of income from the acquisition date. Acquisition costs are expensed as incurred.

Other Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

In March 2022, FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method ("ASU 2022-01"). This update addresses questions regarding the last-of-layer method arising from the issuance of ASU 2017-12 and permits more flexibility in hedging interest rate risk for both variable-rate and fixed-rate financial instruments and introduces the ability to hedge risk components for non-financial hedges. The Corporation adopted ASU 2022-01 on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.

In March 2022, FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This update reduces the complexity of accounting for TDRs by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation adopted ASU 2022-02 on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-02 to have a material impact on its consolidated financial statements.

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
In September 2022, FASB issued ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). This update enhances transparency in the disclosure of supplier finance programs, which previously had no explicit requirements under GAAP. The Corporation adopted ASU 2022-04 on January 1, 2023. The Corporation does not expect the adoption of ASU 2022-04 to have a material impact on its consolidated financial statements.

In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of topic 848. This update extends the sunset provision date of "ASU 2020-04" to December 31, 2024. ASU 2022-06 became effective for the Corporation upon issuance of ASU 2022-06. The Corporation does not expect ASU 2022-06 to have a material impact on its consolidated financial statements.

In January 2023, FASB ratified the EITF consensus on EITF Issue No. 21-A, "Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" reached at the December 1, 2022 meeting, but has not yet issued the standard. The standard will allow any tax credit program that meets certain criteria to use the proportional amortization method. The Corporation expects to early adopt the standard using the modified retrospective method effective upon issuance. The Corporation does not expect the adoption of the upcoming ASU to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2021 consolidated financial statements and notes have been reclassified to conform to the 2022 presentation.

NOTE 2 - BUSINESS COMBINATIONS
On July 1, 2022, the Corporation completed its acquisition of Prudential Bancorp, a Pennsylvania chartered bank holding company headquartered in Philadelphia, Pennsylvania that primarily served the Greater Philadelphia region. On that date, the Corporation acquired 100% of the outstanding common stock of Prudential Bancorp, Prudential Bancorp was merged with and into the Corporation, and Prudential Bancorp's wholly owned subsidiary, Prudential Bank, became a wholly owned subsidiary of the Corporation. The Corporation merged Prudential Bank with and into Fulton Bank in the fourth quarter of 2022. Results of the operations of the acquired entity are included in the Corporation's consolidated financial statements beginning on the acquisition date, July 1, 2022. As a result of this acquisition, the Corporation enhanced its presence in Philadelphia, expanded its customer base and leveraged operating costs through economies of scale.

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

The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed on July 1, 2022:

Fair Value
(in thousands, except per share data)
Consideration transferred:
Common stock shares issued (6,208,516)	$89,713
Cash paid to Prudential Bancorp shareholders	29,343
Value of consideration	119,056
Assets acquired:
Cash and due from banks	7,532
Investment securities	287,126
Loans, net	554,288
Premises and equipment	13,738
Other assets	70,720
Total assets	933,404
Liabilities assumed:
Deposits	532,180
Borrowings(1)	284,000
Other liabilities	14,441
Total liabilities	830,621
Net assets acquired:	102,783
Goodwill resulting from acquisition of Prudential Bancorp	$16,273
(1) Includes a $30.5 million intercompany borrowing between Prudential Bank and Fulton Bank.

While the valuation of the acquired assets and liabilities is completed, fair value estimates related to the assets and liabilities from Prudential Bancorp are subject to adjustment for up to one year after the closing date of the Merger if additional information becomes available. Included in the above table are adjustments of $17 thousand that occurred during the fourth quarter of 2022, resulting in an increase to goodwill from the acquisition of Prudential Bancorp.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired from Prudential Bancorp.

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

Loans: The Company recorded $554.3 million of acquired loans, which were initially recorded at their fair values as of the Merger date. Fair value for the loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity, from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, EAD and prepayment assumptions are the key factors driving credit losses that are embedded into the estimated cash flows.

The following table presents information with respect to the fair value and unpaid principal balance of acquired loans and leases at the Merger date:

	July 1, 2022
	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Real estate - commercial mortgage	$224,904	$216,613
Commercial and industrial	63,560	62,050
Real-estate - residential mortgage	177,327	169,098
Real-estate - home equity	6,034	5,812
Real-estate - construction	98,963	98,546
Consumer	2,306	2,286
Total acquired loans	$573,094	$554,405

The following table presents the carrying amount of loans for which, at the date of the Merger, there was evidence of more than insignificant deterioration of credit quality since origination:

July 1, 2022
(dollars in thousands)
Book balance of loans with deteriorated credit quality at acquisition	$27,057
Allowance for credit losses at acquisition	(1,135)
Non-credit related discount	(130)
Total initial purchased credit deteriorated loans	$25,792

The Merger resulted in the addition of $9.1 million in allowance for credit losses, including the $1.1 million identified in the table above for initial purchased credit deteriorated loans recorded through the provision for credit losses at the date of the Merger.

Premises and equipment: The fair value of land and buildings reflected in premises and equipment was determined by obtaining recent market sales for comparable properties. The difference between the fair market value and the net book value for these properties resulted in an increase of $7.1 million to the premises and equipment acquired from Prudential Bancorp.

Intangible assets: The Corporation recorded $8.2 million of CDI reflected in other assets that is being amortized over seven years using the sum-of-the-years digits method. The fair value of the CDI was determined using the cost savings approach. The cost savings approach is defined as the difference between the cost of funds of core deposits and an alternative cost of funds for those deposits. The CDI fair value was determined by projected discounted net cash flows, that included assumptions related to customer attrition rates, discount rates, deposit interest rates, deposit account maintenance costs and alternative cost of funding rates.

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

The following table presents the change in goodwill during the period:

Twelve Months Ended December 31
2022
(dollars in thousands)
Goodwill at December 31, 2021	$534,266
Goodwill from Prudential Bancorp acquisition	16,273
Goodwill at December 31, 2022	$550,539

Merger-related expenses

The Company developed a comprehensive integration plan under which it has incurred direct costs, which are expensed as incurred. These direct costs include costs primarily related to terminated contracts, consolidated facilities (including lease termination expenses), severance, marketing and professional fees. Costs related to the acquisition and restructuring are included in Merger-related expenses on the unaudited Consolidated Statements of Income.

The following table details the costs identified and classified as Merger-related expenses:

Twelve Months Ended December 31
2022
(dollars in thousands)
Salaries and employee benefits	$938
Data processing and software	1,412
Net occupancy	1,658
Other outside services	225
Professional fees	3,053
Marketing	95
Charitable donation	2,000
Other	947
Total Merger-related expenses	$10,328

As part of the Merger, the Corporation made a $2.0 million contribution to the Fulton Forward Foundation in July 2022, designated to be used to provide impact gifts in support of nonprofit community organizations in Philadelphia that are focused on advancing economic empowerment, particularly in underserved communities.

Income Statement

During the fourth quarter of 2022, the Corporation merged Prudential Bank with and into Fulton Bank. Separate results from legacy Prudential Bancorp assets and liabilities can no longer be identified. The following table summarizes the results of operations contributed by Prudential Bancorp for the three-month period ended September 30, 2022, presented in the unaudited Consolidated Statements of Income:

Three Months Ended September 30, 2022
(Unaudited)
(dollars in thousands)
Total interest income	$10,871
Total interest expense	2,733
Net interest income	8,138
Provisions for credit losses	7,571
Net Interest Income After Provision for Credit Losses	567
Total noninterest income	197
Total noninterest expense	3,583
Income Before Income Taxes	(2,819)
Income taxes	(753)
Net Loss	$(2,066)

Pro Forma Income Statement (unaudited)

The below table presents the pro forma results of the operations of the combined institutions as if the Merger occurred on January 1, 2021. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization and do not consider future cost savings the Corporation expects to achieve subsequent to the merger of Prudential Bank with and into the Bank.

	Year Ended December 31
	2022	2021
	(dollars in thousands)
Net interest income	$801,907	$687,216
Provision for credit losses	34,041	(14,400)
Net Interest Income After Provision for Credit Losses	767,866	701,616
Total noninterest income	232,054	277,217
Total noninterest expenses	663,133	635,568
Income Before Income Taxes	336,787	343,265
Income tax expense	57,249	59,985
Net Income	$279,538	$283,280

NOTE 3 – RESTRICTIONS ON CASH AND CASH EQUIVALENTS
Collateral is posted by the Corporation with counterparties to secure derivative and other contracts, which is included in "interest-bearing deposits with other banks." On the consolidated balance sheets, the amounts of such collateral as of December 31, 2022 and 2021 were $13.9 million and $202.8 million, respectively.

NOTE 4 – INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2022
Available for Sale
U.S. Government securities	$226,140	$—	$(7,655)	$218,485
U.S. Government-sponsored agency securities	1,050	—	(42)	1,008
State and municipal securities	1,284,245	283	(178,816)	1,105,712
Corporate debt securities	459,792	—	(37,483)	422,309
Collateralized mortgage obligations	147,155	—	(13,122)	134,033
Residential mortgage-backed securities	242,527	18	(29,847)	212,698
Commercial mortgage-backed securities	631,604	—	(79,082)	552,522
Total	$2,992,513	$301	$(346,047)	$2,646,767

Held to Maturity
Residential mortgage-backed securities	$457,325	$—	$(57,480)	$399,845
Commercial mortgage-backed securities	863,931	—	(138,727)	725,204
Total	$1,321,256	$—	$(196,207)	$1,125,049

2021
Available for Sale
U.S. Government securities	$127,831	$—	$(213)	$127,618
State and municipal securities	1,139,187	50,161	(678)	1,188,670
Corporate debt securities	373,482	13,009	(358)	386,133
Collateralized mortgage obligations	206,532	3,581	(754)	209,359
Residential mortgage-backed securities	231,607	1,224	(3,036)	229,795
Commercial mortgage-backed securities	974,541	6,141	(9,534)	971,148
Auction rate securities	76,350	—	(1,683)	74,667
Total	$3,129,530	$74,116	$(16,256)	$3,187,390

Held to Maturity
Residential mortgage-backed securities	$404,958	$11,022	$(7,067)	$408,913
Commercial mortgage-backed securities	575,426	—	(18,472)	556,954
Total	$980,384	$11,022	$(25,539)	$965,867

During the first quarter of 2022, all ARC's were sold.

On May 1, 2022, the Corporation transferred certain residential mortgage-backed securities and commercial mortgage-backed securities from AFS to HTM classification as permitted by ASU 2019-04. The estimated fair value of the securities transferred was $415.2 million, and the amortized cost of the securities was $479.0 million.

Securities carried at $1.1 billion at December 31, 2022 and $2.5 billion at December 31, 2021, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of December 31, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$148,382	$143,463	$—	$—
Due from one year to five years	159,126	154,536	—	—
Due from five years to ten years	535,229	497,049	—	—
Due after ten years	1,128,490	952,466	—	—
	1,971,227	1,747,514	—	—
Residential mortgage-backed securities(1)	242,527	212,698	457,325	399,845
Commercial mortgage-backed securities(1)	631,604	552,522	863,931	725,204
Collateralized mortgage obligations(1)	147,155	134,033	—	—
Total	$2,992,513	$2,646,767	$1,321,256	$1,125,049
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(dollars in thousands)
2022	$1,587	$(1,614)	$(27)
2021	35,593	(2,077)	33,516
2020	6,545	(3,492)	3,053

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

The following tables present the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Less Than 12 months			12 Months or Longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2022	(dollars in thousands)
Available for Sale
U.S. Government securities	1	$96,906	$(2,814)	2	$121,579	$(4,841)	$218,485	$(7,655)
U.S. Government sponsored agency securities	1	1,008	(42)	—	—	—	1,008	(42)
State and municipal securities	360	995,122	(157,397)	29	61,089	(21,419)	1,056,211	(178,816)
Corporate debt securities	66	376,398	(31,333)	6	37,157	(6,150)	413,555	(37,483)
Collateralized mortgage obligations	96	113,191	(7,650)	1	20,842	(5,472)	134,033	(13,122)
Residential mortgage-backed securities	81	154,861	(18,301)	5	55,293	(11,546)	210,154	(29,847)
Commercial mortgage-backed securities	114	371,109	(38,845)	20	181,413	(40,237)	552,522	(79,082)
Total available for sale	719	$2,108,595	$(256,382)	63	$477,373	$(89,665)	$2,585,968	$(346,047)

Held to Maturity
Residential mortgage-backed securities	106	$246,667	$(14,275)	14	$153,178	$(43,205)	$399,845	$(57,480)
Commercial mortgage-backed securities	21	258,255	(24,029)	39	466,949	(114,698)	725,204	(138,727)
Total	127	$504,922	$(38,304)	53	$620,127	$(157,903)	$1,125,049	$(196,207)

	Less Than 12 months				12 Months or Longer		Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2021
Available for Sale
U.S Government Securities	2	$127,618	$(213)	—	$—	$—	$127,618	$(213)
State and municipal securities	29	82,731	(678)	—	—	—	82,731	(678)
Corporate debt securities	6	43,068	(358)	—	—	—	43,068	(358)
Collateralized mortgage obligations	4	28,517	(754)	—	—	—	28,517	(754)
Residential mortgage-backed securities	7	123,687	(2,388)	1	16,669	(648)	140,356	(3,036)
Commercial mortgage-backed securities	41	512,312	(9,534)	—	—	—	512,312	(9,534)
Auction rate securities	—	—	—	118	74,667	(1,683)	74,667	(1,683)
Total available for sale	89	$917,933	$(13,925)	119	$91,336	$(2,331)	$1,009,269	$(16,256)
Held to maturity
Residential mortgage-backed securities	14	$205,969	$(7,067)	—	$—	$—	$205,969	$(7,067)
Commercial mortgage-backed securities	36	556,954	(18,472)	—	—	—	556,954	(18,472)
Total	50	$762,923	$(25,539)	—	$—	$—	$762,923	$(25,539)

The Corporation's collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, no ACL was required for state and municipal securities. The Corporation does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of December 31, 2022 and 2021, all corporate debt securities were rated above investment grade. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of December 31, 2022 and 2021.

NOTE 5 – LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows as of December 31:

	2022	2021
	(dollars in thousands)
Real estate - commercial mortgage	$7,693,835	$7,279,080
Commercial and industrial(1)	4,477,537	4,208,327
Real-estate - residential mortgage	4,737,279	3,846,750
Real-estate - home equity	1,102,838	1,118,248
Real-estate - construction	1,269,925	1,139,779
Consumer	699,179	464,657
Equipment lease financing and other	324,928	283,557
Overdrafts	3,403	1,988
Gross loans	20,308,924	18,342,386
Unearned income	(29,377)	(17,036)
Net loans	$20,279,547	$18,325,350
(1) Includes PPP loans totaling $20.4 million and $301.3 million as of December 31, 2022 and 2021 respectively.

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection or present other unfavorable features. The aggregate dollar amount of these loans, including unadvanced commitments, was $126.3 million and $129.6 million as of December 31, 2022 and 2021, respectively. During 2022, additions totaled $4.2 million and repayments totaled $7.5 million for related-party loans.

Allowance for Credit Losses

The ACL consists of loans evaluated collectively and individually for expected credit losses. The ACL represents an estimate of expected credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. The ACL is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries. The reserve for OBS credit exposures includes estimated losses on unfunded loan commitments, letters of credit and other OBS credit exposures.

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance as of December 31, 2022 and 2021:

	2022	2021
	(dollars in thousands)
ACL - loans	$269,366	$249,001

Reserve for OBS credit exposures(1)	$16,328	$14,533
(1) Included in other liabilities on the Consolidated Balance Sheets.

The following table presents the activity in the ACL - loans balances for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
Balance at beginning of period	$249,001	$277,567	$163,620
CECL Day 1 Provision expense	7,954	—	—
Purchased credit deteriorated loans	1,135	—	—
Impact of adopting CECL on January 1, 2020	—	—	45,724
Loans charged off	(21,472)	(30,952)	(30,557)
Recoveries of loans previously charged off	14,092	17,146	21,020
Net loans (charged-off) recovered	(7,380)	(13,806)	(9,537)
Provision for credit losses	18,656	(14,760)	77,760
Balance at the end of the period	$269,366	$249,001	$277,567
Provision for OBS credit exposures	$1,411	$160	$(840)
Reserve for OBS credit exposures	$16,328	$14,533	$14,373

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Consumer and Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Equipment Finance Leasing and Other	Total
	(dollars in thousands)
Balance at December 31, 2020	$103,425	$74,771	$25,137	$51,995	$15,608	$6,631	$277,567
Loans charged off	(8,726)	(15,337)	(3,309)	(1,290)	(39)	(2,251)	(30,952)
Recoveries of loans previously charged off	2,474	9,587	2,345	375	1,412	953	17,146
Net loans (charged off) recovered	(6,252)	(5,750)	(964)	(915)	1,373	(1,298)	(13,806)
Provision for loan losses (1)	(9,203)	(1,965)	(4,424)	3,156	(4,040)	1,716	(14,760)
Balance at December 31, 2021	87,970	67,056	19,749	54,236	12,941	7,049	249,001
CECL Day 1 Provision expense	4,107	—	131	3,716	—	—	7,954
Initial purchased credit deteriorated loans	1,051	—	7	77	—	—	1,135
Loans charged off	(12,473)	(2,390)	(4,412)	(66)	—	(2,131)	(21,472)
Recoveries of loans previously charged off	3,860	5,893	2,581	425	574	759	14,092
Net loans (charged off) recovered	(8,613)	3,503	(1,831)	359	574	(1,372)	(7,380)
Provision for loan losses(1)	(15,059)	(443)	8,373	24,862	(2,772)	3,695	18,656
Balance at December 31, 2022	$69,456	$70,116	$26,429	$83,250	$10,743	$9,372	$269,366
(1) Provision included in the table only includes the portion related to net loans

The ACL - loans includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality. The increase in ACL - loans in 2022 was related to loan growth and changes to the macroeconomic outlook. The impact from qualitative adjustments related to COVID-19 on the ACL - loans decreased in 2021 with the improvement in economic conditions.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of December 31, 2022 and 2021, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan's collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of December 31, 2022 and 2021, approximately 91% and 98%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral is real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	2022			2021
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$39,722	$30,439	$70,161	$20,564	$32,251	$52,815
Commercial and industrial	14,804	12,312	27,116	12,571	17,570	30,141
Real estate - residential mortgage	25,315	979	26,294	35,269	—	35,269
Real estate - home equity	5,975	130	6,105	8,671	—	8,671
Real estate - construction	866	502	1,368	173	728	901
Consumer	92	—	92	229	—	229
Equipment lease financing and other	4,052	9,255	13,307	6,247	9,393	15,640
Total	$90,826	$53,617	$144,443	$83,724	$59,942	$143,666

As of December 31, 2022, there were $53.6 million of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary. The amount of interest income on non-accrual loans that was recognized was approximately $2.2 million in 2022 and $1.3 million in 2021.

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

The following table summarizes designated internal risk categories by portfolio segment and loan class, by origination year, in the current period:

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$1,014,575	$1,095,725	$969,118	$810,850	$621,689	$2,610,511	$80,665	$307	$7,203,440
Special Mention	95	50,367	23,296	33,735	16,205	181,736	947	—	306,381
Substandard or Lower	1,032	3,039	31,042	38,378	23,112	87,168	243	—	184,014
Total real estate - commercial mortgage	1,015,702	1,149,131	1,023,456	882,963	661,006	2,879,415	81,855	307	7,693,835
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	(53)	—	(12,420)	(12,473)
Current period recoveries	—	—	—	—	—	4	—	3,856	3,860
Total net (charge-offs) recoveries	—	—	—	—	—	(49)	—	(8,564)	(8,613)
Commercial and industrial(2)
Pass	907,390	449,145	397,881	315,605	185,096	604,352	1,387,961	618	4,248,048
Special Mention	11,405	24,479	3,763	8,147	5,218	24,633	56,048	250	133,943
Substandard or Lower	834	418	4,818	13,044	3,081	22,025	51,077	249	95,546
Total commercial and industrial	919,629	474,042	406,462	336,796	193,395	651,010	1,495,086	1,117	4,477,537
Commercial and industrial
Current period gross charge-offs	—	—	(36)	—	(21)	(365)	(1,192)	(776)	(2,390)
Current period recoveries	—	—	30	95	379	1,740	811	2,838	5,893
Total net (charge-offs) recoveries	—	—	(6)	95	358	1,375	(381)	2,062	3,503
Real estate - construction(1)
Pass	159,195	390,993	243,406	28,539	24,421	93,511	47,271	—	987,336
Special Mention	—	—	—	—	—	21,603	—	—	21,603
Substandard or Lower	—	—	3,852	2,274	—	4,272	203	—	10,601
Total real estate - construction	159,195	390,993	247,258	30,813	24,421	119,386	47,474	—	1,019,540
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	527	—	47	574
Total net (charge-offs) recoveries	—	—	—	—	—	527	—	47	574
Total
Pass	$2,081,160	$1,935,863	$1,610,405	$1,154,994	$831,206	$3,308,374	$1,515,897	$925	$12,438,824
Special Mention	11,500	74,846	27,059	41,882	21,423	227,972	56,995	250	461,927
Substandard or Lower	1,866	3,457	39,712	53,696	26,193	113,465	51,523	249	290,161
Total	$2,094,526	$2,014,166	$1,677,176	$1,250,572	$878,822	$3,649,811	$1,624,415	$1,424	$13,190,912

(1) Excludes real estate - construction - other.
(2) Loans originated in 2022 include $20.4 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the prior period:

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$1,086,113	$899,172	$826,866	$624,653	$712,223	$2,356,308	$55,370	$—	$6,560,705
Special Mention	1,317	60,732	96,508	25,280	33,595	169,732	115	—	387,279
Substandard or Lower	1,537	8,516	28,810	68,818	69,793	151,450	684	1,488	331,096
Total real estate - commercial mortgage	1,088,967	968,420	952,184	718,751	815,611	2,677,490	56,169	1,488	7,279,080
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(14)	(25)	(6,972)	(1,517)	(198)	—	(8,726)
Current period recoveries	—	—	—	—	983	1,491	—	—	2,474
Total net (charge-offs) recoveries	—	—	(14)	(25)	(5,989)	(26)	(198)	—	(6,252)
Commercial and industrial(2)
Pass	855,924	520,802	396,575	232,805	147,675	581,762	1,177,857	339	3,913,739
Special Mention	5,386	8,538	33,937	8,301	10,346	23,380	52,386	95	142,369
Substandard or Lower	1,225	9,775	19,393	24,327	11,912	34,825	49,562	1,200	152,219
Total commercial and industrial	862,535	539,115	449,905	265,433	169,933	639,967	1,279,805	1,634	4,208,327
Commercial and industrial
Current period gross charge-offs	(2,977)	(406)	(4,966)	(208)	(286)	(800)	(5,694)	—	(15,337)
Current period recoveries	6	39	4,691	841	457	2,342	1,211	—	9,587
Total net (charge-offs) recoveries	(2,971)	(367)	(275)	633	171	1,542	(4,483)	—	(5,750)
Real estate - construction(1)
Pass	190,030	315,811	113,245	83,886	17,545	117,157	46,409	—	884,083
Special Mention	5,843	775	9,984	20,200	15,724	6,315	—	—	58,841
Substandard or Lower	—	—	—	—	1,912	4,185	227	—	6,324
Total real estate - construction	195,873	316,586	123,229	104,086	35,181	127,657	46,636	—	949,248
Real estate - construction(1)
Current period gross charge-offs	—	—	(39)	—	—	—	—	—	(39)
Current period recoveries	—	—	39	—	—	1,373	—	—	1,412
Total net (charge-offs) recoveries	—	—	—	—	—	1,373	—	—	1,373
Total
Pass	$2,132,067	$1,735,785	$1,336,686	$941,344	$877,443	$3,055,227	$1,279,636	$339	$11,358,527
Special Mention	12,546	70,045	140,429	53,781	59,665	199,427	52,501	95	588,489
Substandard or Lower	2,762	18,291	48,203	93,145	83,617	190,460	50,473	2,688	489,639
Total	$2,147,375	$1,824,121	$1,525,318	$1,088,270	$1,020,725	$3,445,114	$1,382,610	$3,122	$12,436,655
(1) Excludes real estate - construction - other.
(2) Loans originated in 2021 and 2020 include $301.3 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.

The Corporation considers the performance of the loan portfolio and its impact on the ACL. The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and equipment lease financing. For these loans, the most relevant credit quality indicator is delinquency status, and the Corporation evaluates credit quality based on the aging status of the loan. The following table presents the amortized cost of these loans based on payment activity, by origination year, for the current period:

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$933,903	$1,708,703	$1,054,126	$286,167	$87,455	$620,416	$—	$—	$4,690,770
Non-performing	1,199	5,104	6,597	6,466	4,587	22,556	—	—	46,509
Total real estate - residential mortgage	935,102	1,713,807	1,060,723	292,633	92,042	642,972	—	—	4,737,279
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(66)	(66)
Current period recoveries	—	—	4	—	27	261	—	133	425
Total net (charge-offs) recoveries	—	—	4	—	27	261	—	67	359
Consumer and real estate - home equity
Performing	416,631	109,724	80,422	52,384	45,642	211,127	842,226	34,061	1,792,217
Non-performing	292	298	174	36	98	6,512	1,722	668	9,800
Total real estate - home equity	416,923	110,022	80,596	52,420	45,740	217,639	843,948	34,729	1,802,017
Consumer and real estate - home equity
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(442)	(178)	(3,011)	(4,412)
Current period recoveries	—	44	88	29	16	595	294	1,515	2,581
Total net (charge-offs) recoveries	—	(543)	18	(79)	—	153	116	(1,496)	(1,831)
Construction - other
Performing	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Non-performing	—	—	—	—	—	—	—	—	—
Total construction - other	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Equipment lease financing and other
Performing	146,198	39,427	40,024	29,309	15,019	15,670	—	—	285,647
Non-performing	—	—	—	—	—	13,307	—	—	13,307
Total leasing and other	146,198	39,427	40,024	29,309	15,019	28,977	—	—	298,954
Equipment lease financing and other
Current period gross charge-offs	(506)	(167)	(140)	(80)	(47)	(1,191)	—	—	(2,131)
Current period recoveries	63	18	82	25	10	268	—	293	759
Total net (charge-offs) recoveries	(443)	(149)	(58)	(55)	(37)	(923)	—	293	(1,372)
Total
Performing	$1,661,656	$1,931,346	$1,185,464	$367,860	$149,193	$847,213	$842,226	$34,061	$7,019,019
Non-performing	1,491	5,402	6,771	6,502	4,685	42,375	1,722	668	69,616
Total	$1,663,147	$1,936,748	$1,192,235	$374,362	$153,878	$889,588	$843,948	$34,729	$7,088,635

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$1,548,174	$1,133,602	$344,625	$113,801	$198,164	$468,842	$—	$—	$3,807,208
Non-performing	—	6,753	2,189	3,424	2,844	24,332	—	—	39,542
Total real estate - residential mortgage	1,548,174	1,140,355	346,814	117,225	201,008	493,174	—	—	3,846,750
Real estate - residential mortgage
Current period gross charge-offs	—	(626)	(148)	(125)	(4)	(387)	—	—	(1,290)
Current period recoveries	—	—	1	18	—	264	92	—	375
Total net (charge-offs) recoveries	—	(626)	(147)	(107)	(4)	(123)	92	—	(915)
Consumer and real estate - home equity
Performing	162,441	102,918	73,769	68,564	33,254	135,412	990,842	3,999	1,571,199
Non-performing	122	101	60	51	314	2,348	8,512	198	11,706
Total real estate - home equity	162,563	103,019	73,829	68,615	33,568	137,760	999,354	4,197	1,582,905
Consumer real estate - home equity
Current period gross charge-offs	(175)	(491)	(496)	(238)	(224)	(411)	(1,274)	—	(3,309)
Current period recoveries	—	223	131	131	167	1,048	645	—	2,345
Total net (charge-offs) recoveries	(175)	(268)	(365)	(107)	(57)	637	(629)	—	(964)
Construction - other
Performing	144,652	40,040	638	5,028	—	—	—	—	190,358
Non-performing	—	—	—	—	173	—	—	—	173
Total construction - other	144,652	40,040	638	5,028	173	—	—	—	190,531
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—	—
Total net (charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Equipment lease financing and other
Performing	97,077	65,316	49,591	34,107	22,444	1,369	—	—	269,904
Non-performing	—	—	—	—	15,503	138	—	—	15,641
Total leasing and other	97,077	65,316	49,591	34,107	37,947	1,507	—	—	285,545
Equipment lease financing and other
Current period gross charge-offs	(975)	(1,276)	—	—	—	—	—	—	(2,251)
Current period recoveries	255	539	88	10	18	43	—	—	953
Total net (charge-offs) recoveries	(720)	(737)	88	10	18	43	—	—	(1,298)
Total
Performing	$1,952,344	$1,341,876	$468,623	$221,500	$253,862	$605,623	$990,842	$3,999	$5,838,669
Non-performing	122	6,854	2,249	3,475	18,834	26,818	8,512	198	67,062
Total	$1,952,466	$1,348,730	$470,872	$224,975	$272,696	$632,441	$999,354	$4,197	$5,905,731

The following table presents non-performing assets:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Non-accrual loans	$144,443	$143,666
Loans 90 days or more past due and still accruing(1)	27,463	8,453
Total non-performing loans	171,906	152,119
OREO(2)	5,790	1,817
Total non-performing assets	$177,696	$153,936
(1) Excludes PPP loans which are fully guaranteed by the federal government of $7.7 million as of December 31, 2022.
(2) Excludes $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of December 31, 2022.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
December 31, 2022
Real estate – commercial mortgage	$10,753	$4,644	$2,473	$70,161	$7,605,804	$7,693,835
Commercial and industrial(1)	6,067	2,289	1,172	27,116	4,440,893	4,477,537
Real estate – residential mortgage	57,061	8,209	20,215	26,294	4,625,500	4,737,279
Real estate – home equity	5,666	2,444	2,704	6,105	1,085,919	1,102,838
Real estate – construction	1,762	1,758	—	1,368	1,265,037	1,269,925
Consumer	6,692	1,339	899	92	690,157	699,179
Equipment lease financing and other	348	122	—	13,307	285,177	298,954
Total	$88,349	$20,805	$27,463	$144,443	$19,998,487	$20,279,547
(1) Excludes delinquent PPP loans 30-59 days past due, 60-89 days and 90 days or more past due of $0.1 million, $0.7 million and $7.7 million, respectively, which are fully guaranteed by the federal government.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
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
Collateral-Dependent Loans

A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral's fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan's carrying value to the collateral's fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate including: residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Troubled Debt Restructurings

The following table presents TDRs, by class segment for the years ended December 31:

	2022	2021
	(dollars in thousands)
Real estate - commercial mortgage	$3,255	$3,464
Commercial and industrial	1,809	1,857
Real estate - residential mortgage	13,804	11,948
Real estate - home equity	10,717	12,218
Consumer	—	5
Total accruing TDRs	29,585	29,492
Non-accrual TDRs(1)	31,853	55,945
Total TDRs	$61,438	$85,437

(1) Included within non-accrual loans in the preceding table.

The following table presents TDRs, by class segment, for loans that were modified during the years ended December 31:

	2022		2021		2020
	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment	Number of Loans	Post-Modification Recorded Investment
	(dollars in thousands)
Real estate - commercial mortgage	1	$150	9	$16,020	12	$24,868
Commercial and industrial	1	82	10	2,823	20	5,218
Real estate - residential mortgage	5	293	46	13,256	48	10,493
Real estate - home equity	5	329	30	1,226	48	4,359
Real estate - construction	—	—	1	154	—	—
Consumer	13	792	—	—	14	345
Total	25	$1,646	96	$33,479	142	$45,283

Restructured loan modifications may include payment schedule modifications, interest rate concessions, bankruptcies, principal reduction or some combination of these concessions. The restructured loan modifications primarily included maturity date extensions, rate modifications and payment schedule modifications.

In accordance with regulatory guidance, payment schedule modifications granted after March 13, 2020 to borrowers impacted by the effects of COVID-19 and who are not delinquent at the time of the payment schedule modifications have been excluded from TDRs. As of December 31, 2022, $3.4 million in recorded investment remain in an active COVID-19 deferral program.

NOTE 6 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2022	2021
	(dollars in thousands)
Land	$39,752	$38,494
Buildings and improvements	357,698	346,098
Furniture and equipment	152,048	145,627
Construction in progress	8,711	8,644
Total premises and equipment	558,209	538,863
Less: Accumulated depreciation and amortization	(333,068)	(318,506)
Net premises and equipment	$225,141	$220,357

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill totaled $550.5 million and $534.3 million as of December 31, 2022 and 2021, respectively. The increase was the result of the Prudential Bancorp acquisition. See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements for additional information. There were no goodwill impairment charges in 2022 based on the annual assessment.
The estimated fair values of the Corporation's reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.
The follow table summarizes intangible assets, which are included in goodwill and intangible assets on the consolidated balance sheets:

	2022	2021
	(dollars in thousands)
Intangible assets
Amortizing intangible assets	$13,596	$5,368
Accumulated amortization	(3,311)	(1,580)
Net intangibles	$10,285	$3,788
Net intangibles of $10.3 million as of December 31, 2022, included $7.2 million of CDI that was recorded as part of the Merger and is being amortized over seven years using the sum-of-the-years digits method.

NOTE 8 – MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the fair value included in mortgage banking income on the consolidated statements of income:

	2022	2021	2020
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$35,993	$38,745	$39,267
Originations of MSRs	4,067	9,216	12,173
Amortization	(5,843)	(11,968)	(12,695)
Balance at end of period	$34,217	$35,993	$38,745

Valuation allowance:
Balance at beginning of period	$(600)	$(10,500)	$—
Reduction (addition) to valuation allowance	600	9,900	(10,500)
Balance at end of period	$—	$(600)	$(10,500)

Net MSRs at end of period	$34,217	$35,393	$28,245
Estimated fair value of MSRs at end of period	$50,044	$35,393	$28,245

MSRs represent the economic value of existing contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.2 billion and $4.3 billion as of December 31, 2022 and 2021, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $50.0 million and $35.4 million as of December 31, 2022 and 2021, respectively. Based on its fair value analysis as of December 31, 2022, the Corporation determined that no valuation allowance was required for the year ended December 31, 2022. The valuation allowance was $0.6 million and $10.5 million at December 31, 2021 and 2020, respectively.

Total servicing income, recognized as an increase to mortgage banking income in the consolidated statements of income, was $10.6 million, $11.2 million and $11.9 million as of December 31, 2022, 2021 and 2020, respectively.

Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $5.8 million, $12.0 million and $12.7 million in 2022, 2021 and 2020, respectively. Estimated future MSR amortization expense, based on balances as of December 31, 2022, and the estimated remaining lives of the underlying loans, follows (dollars in thousands):

Year
2023	$4,391
2024	3,915
2025	3,474
2026	3,074
2027	2,713
Thereafter	16,650
Total estimated amortization expense	$34,217

NOTE 9 – DEPOSITS
Deposits consisted of the following as of December 31:

	2022	2021
	(dollars in thousands)
Noninterest-bearing demand	$7,006,388	$7,370,963
Interest-bearing demand	5,410,903	5,819,539
Savings and money market accounts	6,434,621	6,403,995
Total demand and savings	18,851,912	19,594,497
Brokered deposits	208,416	251,526
Time deposits	1,589,210	1,727,476
Total Deposits	$20,649,538	$21,573,499

The scheduled maturities of time deposits as of December 31, 2022 were as follows (dollars in thousands):

Year
2023	$966,235
2024	234,681
2025	285,527
2026	19,704
2027	18,474
Thereafter	64,589
$1,589,210

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $691.4 million and $745.5 million as of December 31, 2022 and 2021, respectively. Time deposits of $250,000 or more were $214.8 million and $219.0 million as of December 31, 2022 and 2021, respectively.

NOTE 10 – BORROWINGS
Borrowings as of December 31, 2022 and 2021 and the related maximum amounts outstanding at the end of any month in each of the two years then ended are presented below.

	December 31		Maximum Outstanding
	2022	2021	2022	2021
	(dollars in thousands)
Federal funds purchased	$191,000	$—	$292,000	$—
Federal Home Loan Bank advances	1,250,000	—	1,250,000	535,969
Other borrowings:
Customer repurchase agreements	574,394	416,764	574,394	552,547
Other repurchase agreements	315,000	—	315,000	—
Other borrowings	1,179	939	N/A	N/A
Total other borrowings	$890,573	$417,703

In connection with the Merger, the Corporation assumed $253.5 million of Prudential Bancorp FHLB advances.

As of December 31, 2022, the Corporation had aggregate availability under federal funds lines of $2.3 billion, with $0.2 billion of outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans, consumer loans and investment securities were pledged to the FRB to provide access to the FRB discount window borrowings. As of December 31, 2022 and 2021, the Corporation had $1.3 billion and $0.9 billion, respectively, of collateralized borrowing availability at the FRB discount window and no outstanding borrowings.

As of December 31, 2022, the Corporation had additional borrowing capacity of approximately $4.6 billion with the FHLB. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

The following is included in senior and subordinated debt as of December 31:

	2022	2021
	(dollars in thousands)
Subordinated debt	$543,601	$608,519
Junior subordinated deferrable interest debentures	—	16,496
Unamortized discounts and issuance costs	(3,967)	(4,609)
Total senior debt and subordinated debt	$539,634	$620,406

The following table summarizes the scheduled maturities with an original maturity of one year or more as of December 31, 2022 (dollars in thousands):

Year
2023	$—
2024	168,778
2025	—
2026	—
2027	—
Thereafter	375,000
Unamortized discounts and issuance costs	(4,144)
$539,634

On March 16, 2022, $65.0 million of senior notes with a fixed rate of 3.60% were repaid upon their maturity.

On March 30, 2021, pursuant to a cash tender offer, the Corporation purchased $75.0 million and $60.0 million of its subordinated notes that are scheduled to mature on November 15, 2024 and its senior notes which matured on March 16, 2022, respectively. The Corporation incurred $11.3 million in debt extinguishment costs and expensed $0.8 million of unamortized discount costs. In addition, during the first quarter of 2021, the Corporation prepaid $536.0 million of FHLB advances and incurred $20.9 million in prepayment penalties.

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

The Corporation owned all of the common stock of the Columbia Bancorp Statutory Trust, Columbia Bancorp Statutory Trust II and Columbia Bancorp Statutory Trust III, each of which issued TruPS in conjunction with the Corporation issuing junior subordinated deferrable interest debentures to these trusts. In September 2022, the Corporation redeemed all of the outstanding junior subordinated deferrable interest debentures issued to these trusts, totaling approximately $17.2 million, and these trusts redeemed all of the outstanding TruPS in a like amount, after which the subsidiary trusts were canceled.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents the notional amounts and fair values of derivative financial instruments as of December 31:

	2022		2021
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$70,836	$182	$261,428	$2,326
Negative fair values	4,939	(51)	2,549	(23)
Forward Commitments
Positive fair values	—	—	51,000	41
Negative fair values	10,000	(147)	—	—
Interest Rate Derivatives with Customers
Positive fair values	171,317	3,337	3,213,924	153,752
Negative fair values	3,802,480	(280,401)	752,462	(4,766)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,802,480	161,956	752,462	4,766
Negative fair values	171,317	(3,703)	3,213,924	(79,889)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	600,000	1,321	500,000	60
Negative fair values	1,000,000	(12,163)	500,000	(1,432)
Foreign Exchange Contracts with Customers
Positive fair values	11,123	571	7,629	229
Negative fair values	3,672	(85)	3,388	(51)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	4,887	101	3,656	69
Negative fair values	8,280	(499)	9,364	(240)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI for the years ended December 31, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(in thousands)
Derivatives in Cash Flow Hedging Relationships:
Year Ended December 31, 2022
Interest Rate Products	$(81,400)	$(81,400)	$—	Interest Income	$(7,761)	$(7,761)	$—
Year Ended December 31, 2021
Interest Rate Products	(3,452)	(3,452)	—	Interest Income	2,776	2,776	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement for the years ended December 31:

	Consolidated Statements of Income Classification
	2022		2021
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(7,761)	$—	$2,776	$—
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(7,761)	—	2,776	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(7,761)	—	2,776	—
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—
During the next twelve months, the Corporation estimates that an additional $38.5 million will be reclassified as a decrease to interest income.

The following table presents the fair value gains (losses) on derivative financial instruments for the years ended December 31:

	Consolidated Statements of Income Classification	2022	2021	2020
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking	$(2,360)	$(3,392)	$4,974
Interest rate derivatives	Other expense	—	1,050	70
Foreign exchange contracts	Other income	81	(36)	12
Net fair value gains (losses) on derivative financial instruments		$(2,279)	$(2,378)	$5,056
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of December 31:

	2022	2021
	(dollars in thousands)
Amortized cost(1)	$7,180	$35,050
Fair value	7,264	35,768
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $0.6 million for the year ended December 31, 2022. Losses related to changes in fair values of mortgage loans held for sale were $2.5 million for the year ended December 31, 2021, and gains related to changes in fair values of mortgage loans held for sale were $2.8 million for the year ended December 31, 2020. The gains and losses are recorded on the consolidated income statements as an adjustment to mortgage banking income.

Balance Sheet Offsetting

The fair values of interest rate derivative agreements and foreign exchange contracts the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets if they are subject to master netting arrangements or similar agreements. The Corporation has elected to net its financial assets and liabilities designated as cash flow hedges when offsetting is permitted. The following table presents the financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets as of December 31:

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(in thousands)
2022
Interest rate derivative assets	$166,614	$(8,071)	$—	$158,543
Foreign exchange derivative assets with correspondent banks	101	(101)	—	—
Total	$166,715	$(8,172)	$—	$158,543

Interest rate derivative liabilities	$296,267	$(2,771)	$(127,638)	$165,858
Foreign exchange derivative liabilities with correspondent banks	499	(101)	—	398
Total	$296,766	$(2,872)	$(127,638)	$166,256

2021
Interest rate derivative assets	$158,578	$(8,028)	$—	$150,550
Foreign exchange derivative assets with correspondent banks	69	(69)	—	—
Total	$158,647	$(8,097)	$—	$150,550

Interest rate derivative liabilities	$86,087	$(6,656)	$(74,359)	$5,072
Foreign exchange derivative liabilities with correspondent banks	240	(69)	—	171
Total	$86,327	$(6,725)	$(74,359)	$5,243

(1) For interest rate derivative assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate derivative liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.
(2) Amounts represent cash collateral (pledged by the Corporation) or received from the counterparty on interest rate derivative transactions and foreign exchange contracts with financial institution counterparties. Interest rate derivatives with customers are collateralized by the same collateral securing the underlying loans to those borrowers. Cash collateral amounts are included in the table only to the extent of the net derivative fair values.

Cash Flow Hedge Terminations

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as reduction to interest income when the previously forecasted hedged item affects earnings in future periods.

NOTE 12 – REGULATORY MATTERS
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

As of December 31, 2022 and 2021, the Corporation's capital levels met the fully phased-in minimum capital requirements, including the new capital conservation buffers, as prescribed in the Basel III Rules.

As of December 31, 2022 and 2021, the Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculation. To be categorized as well capitalized, the bank was required to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table below.

There are no conditions or events since December 31, 2022, that management believes have changed the institution's categories.

The following tables present the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements under the Basel III Rules as of December 31:

	2022
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$3,051,813	13.6%	$1,799,138	8.0%	N/A	N/A
Fulton Bank, N.A.	2,846,302	12.7	1,786,472	8.0	$2,233,090	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,447,018	10.9%	$1,349,353	6.0%	N/A	N/A
Fulton Bank, N.A	2,612,363	11.7	1,339,854	6.0	$1,786,472	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,254,140	10.0%	$1,012,015	4.5%	N/A	N/A
Fulton Bank, N.A	2,568,363	11.5	1,004,890	4.5	$1,451,508	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,447,018	9.5%	$1,032,543	4.0%	N/A	N/A
Fulton Bank, N.A	2,612,363	10.1	1,035,915	4.0	$1,294,893	5.0%
N/A – Not applicable as "well capitalized" applies to banks only.

	2021
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$2,841,529	14.1%	$1,610,429	8.0%	N/A	N/A
Fulton Bank, N.A.	2,591,332	12.9	1,602,597	8.0	$2,003,246	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,195,647	10.9%	$1,207,822	6.0%	N/A	N/A
Fulton Bank, N.A	2,395,890	12.0	1,201,948	6.0	$1,602,597	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,002,769	9.9%	$905,866	4.5%	N/A	N/A
Fulton Bank, N.A	2,351,890	11.7	901,461	4.5	$1,302,110	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,195,647	8.6%	$1,023,787	4.0%	N/A	N/A
Fulton Bank, N.A	2,395,890	9.4	1,017,083	4.0	$1,271,354	5.0%
N/A – Not applicable as "well capitalized" applies to banks only.

Dividend and Loan Limitations
The dividends that may be paid by the Bank to the Parent Company are subject to certain legal and regulatory limitations. The total amount available for payment of dividends by the Bank to the Parent Company was approximately $151.6 million as of December 31, 2022, based on the Bank maintaining enough capital to be considered well capitalized under the Basel III Rules.

Under current regulations, the Bank is limited in the amount it may loan to its affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of the Bank's regulatory capital.

NOTE 13 – INCOME TAXES
The components of income taxes are as follows:

	2022	2021	2020
	(dollars in thousands)
Current tax expense:
Federal	$44,478	$35,692	$38,397
State	6,906	10,646	7,389
Total current tax expense	51,384	46,338	45,786
Deferred tax (benefit) expense:
Federal	8,974	11,081	(18,131)
State	(324)	1,329	(3,460)
Total deferred tax (benefit) expense	8,650	12,410	(21,591)
Total income tax expense	$60,034	$58,748	$24,195
The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%
Tax credit investments	(2.0)	(3.0)	(5.7)
Tax-exempt income	(3.5)	(3.0)	(4.9)
Bank owned life insurance	(0.7)	(0.5)	(0.7)
State income taxes, net of federal benefit	1.2	2.6	1.1
Executive compensation	0.3	0.1	—
FDIC Premium	0.3	0.3	0.3
Penalties	—	—	0.2
Other, net	0.7	0.1	0.7
Effective income tax rate	17.3%	17.6%	12.0%

The net DTA recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2022	2021
	(dollars in thousands)
Deferred tax assets:
Unrealized holding losses on securities	$110,689	$—
Allowance for credit losses	65,481	62,465
State loss carryforwards	26,421	23,996
Lease Liability	21,264	21,034
Tax credit investments	11,186	11,203
Other accrued expenses	10,059	10,633
Deferred compensation	9,014	9,190
Tax credit carryforwards	5,146	27,192
Stock-based compensation	4,681	3,499
Other	8,158	7,348
Total gross deferred tax assets	$272,099	$176,560
Deferred tax liabilities:
Equipment lease financing	$26,560	$41,049
Right-of-use-asset	19,276	18,671
MSRs	7,750	8,016
Premises and equipment	5,775	9,151
Acquisition premiums/discounts	5,492	5,466
Postretirement and defined benefit plans	1,755	1,243
Unrealized holding gains on AFS securities	—	10,432
Intangible assets	—	1,272
Other	14,507	13,492
Total gross deferred tax liabilities	81,115	108,792
Net deferred tax asset, before valuation allowance	190,984	67,768
Valuation allowance	(26,421)	(23,996)
Net deferred tax asset	$164,563	$43,772

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

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2022 and 2021, the Corporation had state net operating loss carryforwards of approximately $335.0 million and $306.9 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2042.

As of December 31, 2022, based on the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its DTAs, net of the valuation allowance.

As of December 31, 2022, the Corporation had tax credit carryforwards related to TCIs of approximately $5.1 million. The Corporation recorded a DTA of $5.1 million, reflecting the benefit of these tax credit carryforwards. Such DTA will begin to expire in 2042 if not yet utilized.

Uncertain Tax Positions
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
Balance at beginning of year	$1,673	$2,151	$2,517
Current period tax positions	112	120	95
Lapse of statute of limitations	(557)	(598)	(461)
Balance at end of year	$1,228	$1,673	$2,151

Virtually all of the Corporation's unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year.

Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $0.3 million is expected to reverse in 2023 due to lapsing of the statute of limitations. Decreases can also occur throughout the settlement of positions with taxing authorities.

As of December 31, 2022, if recognized, all of the Corporation's unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $0.2 million of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $121.0 thousand and $75.0 thousand of recoveries in 2022 and 2021, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2022 and 2021, total accrued interest and penalties related to unrecognized tax positions were approximately $0.5 million and $0.6 million, respectively.

The Corporation files income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2019.

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

The following table presents the balances of the Corporation's TCIs and related unfunded commitments as of December 31:

	2022	2021
Included in other assets:	(dollars in thousands)
Affordable housing tax credit investments, net	$161,103	$161,052
Other tax credit investments, net	61,077	42,987
Total TCIs, net	$222,180	$204,039
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$53,108	$49,364
Other tax credit liabilities	46,814	33,941
Total unfunded tax credit commitments and liabilities	$99,922	$83,305

The following table presents other information relating to the Corporation's TCIs for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
Components of income taxes:
Tax credits and benefits	$(27,154)	$(28,141)	$(32,940)
Amortization of tax credits and benefits, net of tax benefits	19,298	17,378	20,429
Deferred tax expense	766	639	921
Total reduction in income tax expense	$(7,090)	$(10,124)	$(11,590)
Amortization of TCIs:
Total amortization of TCIs	$2,783	$6,187	$6,126

NOTE 14 – NET INCOME PER COMMON SHARE
Basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding.

Diluted net income per common share is calculated as net income available to common shareholders divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents, calculated using the treasury stock method. The Corporation's common stock equivalents consist of outstanding stock options, restricted stock, RSUs and PSUs. PSUs are required to be included in weighted average diluted shares outstanding if performance measures, as defined in each PSU award agreement, are met as of the end of the period.

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2022	2021	2020
	(in thousands)
Weighted average common shares outstanding (basic)	164,119	162,233	162,372
Impact of common stock equivalents	1,353	1,074	718
Weighted average common shares outstanding (diluted)	165,472	163,307	163,090

NOTE 15 – SHAREHOLDERS’ EQUITY
Preferred Stock

On October 29, 2020, the Corporation issued 8.0 million depositary shares ("Depositary Shares"), each representing a 1/40th interest in a share of Fulton's 5.125% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of which 200,000 are authorized and issued, with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share), for an aggregate offering amount of $200 million. The preferred stock is redeemable, at the Corporation's option, in whole or in part, on and after January 15, 2026, and redeemable in whole, but not in part, prior to January 15, 2026 within 90 days following the occurrence of a regulatory capital treatment event. The Corporation received net proceeds from the offering of $192.9 million, after deducting underwriting discounts and commissions and before deducting transaction expenses payable by the Corporation.

Stock Reissuance

On July 1, 2022, the Corporation reissued 6,208,516 shares of common stock that had been held as Treasury stock in connection with the Merger.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
2022
Unrealized gain (loss) on securities	$(403,606)	$91,437	$(312,169)
Reclassification adjustment for securities gains (losses) included in net income(1)	(27)	7	(20)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	(57,509)	13,026	(44,483)
Net unrealized holding gains (loss) arising during the period on interest rate derivatives used in cash flow hedges	(81,400)	18,437	(62,963)
Reclassification adjustment for net loss (gain) realized in net income on interest rate derivatives used in cash flow hedges	7,761	(1,757)	6,004
Unrecognized pension and postretirement income (cost)	825	(181)	644
Amortization of net unrecognized pension and postretirement items(3)	128	(28)	100
Total Other Comprehensive Income (Loss)	$(533,828)	$120,941	$(412,887)
2021
Unrealized gain (loss) on securities	$(23,222)	$5,274	$(17,948)
Reclassification adjustment for securities gains (losses) included in net income(1)	(33,516)	7,611	(25,905)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	3,485	(795)	2,690
Net unrealized holding gain (loss) arising during the period on interest rate derivatives used in cash flow hedges	(3,452)	782	(2,670)
Reclassification adjustment for net loss (gain) realized in net income on interest rate derivatives used in cash flow hedges	(2,776)	629	(2,147)
Unrecognized pension and postretirement income (cost)	9,147	(2,003)	7,144
Amortization of net unrecognized pension and postretirement items(3)	1,480	(324)	1,156
Total Other Comprehensive Income (Loss)	$(48,854)	$11,174	$(37,680)
2020
Unrealized gain (loss) on securities	$85,188	$(19,537)	$65,651
Reclassification adjustment for securities gains (losses) included in net income(1)	(3,053)	694	(2,359)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)(4)	4,360	(912)	3,448
Unrecognized pension and postretirement income (cost)	(3,242)	710	(2,532)
Amortization of net unrecognized pension and postretirement items(3)	1,311	(291)	1,020
Total Other Comprehensive Income (Loss)	$84,564	$(19,336)	$65,228
(1) Amounts reclassified out of AOCI/(loss). Before-tax amounts included in "Investment securities gains, net" on the consolidated statements of income. See "Note 4 - Investment Securities," for additional information.
(2) Amounts reclassified out of AOCI/(loss). Before-tax amounts included as a reduction to "Interest Income" on the consolidated statements of income. See "Note 4, - Investment Securities," for additional information.
(3) Amounts reclassified out of AOCI/(loss). Before-tax amounts included in "Salaries and employee benefits" on the consolidated statements of income. See "Note 17 - Employee Benefit Plans," for additional information.
(4) Before-Tax amount includes a $3.7 million reclassification of unrealized loss related to the early adoption of ASU 2019-04.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized (Loss) Gain on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Balance at December 31, 2019	$14,864	$—	$(15,001)	$(137)
Other comprehensive income (loss) before reclassifications	65,651	—	(2,532)	63,119
Amounts reclassified from AOCI gain (loss)	(2,359)	—	1,020	(1,339)
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	3,448	—	—	3,448
Balance at December 31, 2020	81,604	—	(16,513)	65,091
OCI before reclassifications	(17,948)	—	7,144	(10,804)
Amounts reclassified from AOCI	(25,905)	(4,817)	1,156	(29,566)
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	2,690	—	—	2,690
Balance at December 31, 2021	40,441	(4,817)	(8,213)	27,411
OCI before reclassifications	(312,169)	(62,963)	644	(374,488)
Amounts reclassified from AOCI	(20)	6,004	100	6,084
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	(44,483)	—	—	(44,483)
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)

Common Stock Repurchase Plans

On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock, or approximately 3.6% of its outstanding shares, through December 31, 2023. Under the 2023 Repurchase Program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The 2023 Repurchase Program may be discontinued at any time.

On March 21, 2022, the Corporation announced that its board of directors approved the repurchase of up to $75 million of shares of the Corporation's common stock, or approximately 2.7% of the Corporation's outstanding shares, based on the closing price of the Corporation's common stock and the number of shares outstanding on March 17, 2022. No shares of the Corporation's common stock were repurchased under this program during 2022.

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

NOTE 16 – STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(dollars in thousands)
Compensation expense	$15,081	$9,264	$8,381
Tax benefit	(2,690)	(2,027)	(1,790)
Total stock-based compensation, net of tax	$12,391	$7,237	$6,591
The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 17.8%, 21.9% and 21.4% in 2022, 2021 and 2020, respectively. These percentages differ from the Corporation's federal statutory tax rate of 21%. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs, and PSUs. Tax benefits in excess of the tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised and excess tax benefits realized on vesting RSUs and PSUs during the period.

The following table provides information about stock option activity for the year ended December 31, 2022:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable as of December 31, 2021	239,591	$11.57
Exercised	(130,503)	11.12
Forfeited	(624)	12.10
Expired	—	—
Outstanding and exercisable as of December 31, 2022	108,464	$12.11	1.0 year	$0.5

The following table presents information about stock options exercised for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(dollars in thousands)
Number of options exercised	130,503	148,670	89,725
Total intrinsic value of options exercised	$842	$801	$192
Cash received from options exercised	$1,402	$1,651	$880
Tax benefit from options exercised	$163	$155	$37

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The following table provides information about nonvested restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2022:

	Restricted Stock/RSUs/PSUs(1)
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	2,062,739	$14.26
Granted	884,633	15.34
Vested	(343,527)	16.36
Forfeited	(79,649)	15.22
Nonvested as of December 31, 2022	2,524,196	$14.16
(1) There were no nonvested stock options at December 31, 2022 or 2021.

As of December 31, 2022, there was $10.8 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of 1.8 years. As of

December 31, 2022, the Employee Equity Plan had 5.0 million shares reserved for future grants through 2023, and the Directors' Plan had 46.1 thousand shares reserved for future grants through 2029.

The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2022	2021	2020
Risk-free interest rate	2.84%	0.25%	0.25%
Volatility of Corporation's stock	43.46%	42.55%	33.10%
Expected life of PSUs	3 years	3 years	3 years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation's stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2022, 2021 and 2020 of $14.93, $16.94 and $10.16, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2022	2021	2020
ESPP shares purchased	134,645	134,156	194,485
Average purchase price per share (85% of market value)	$14.06	$13.92	$10.02
Compensation expense recognized (in thousands)	$334	$329	$344

NOTE 17 – EMPLOYEE BENEFIT PLANS
The following summarizes retirement plan expense for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
401(k) Retirement Plan	$10,988	$10,338	$9,853
Pension Plan	(1,347)	217	660
Total	$9,641	$10,555	$10,513

The 401(k) Retirement Plan is a defined contribution plan under which eligible employees may defer a portion of their pre-tax covered compensation on an annual basis, with employer matches of up to 5% of employee compensation. Employee and employer contributions under these features are 100% vested.

Contributions to the Pension Plan are actuarially determined and funded annually, if necessary. The Corporation recognizes the funded status of its Pension Plan on the consolidated balance sheets and recognizes the changes in that funded status through OCI. The Pension Plan has been curtailed, with no additional benefits accruing to participants.

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2022	2021	2020
	(dollars in thousands)
Interest cost	$2,393	$2,244	$2,726
Expected return on assets	(4,393)	(4,044)	(3,925)
Net amortization and deferral	653	2,017	1,859
Net periodic pension cost	$(1,347)	$217	$660

The following table summarizes the changes in the projected benefit obligation and fair value of Pension Plan assets for the plan years ended December 31:

	2022	2021
	(dollars in thousands)
Projected benefit obligation at beginning of year	$87,530	$92,292
Interest cost	2,393	2,244
Benefit payments	(4,502)	(4,272)
Change in assumptions	(17,131)	(2,613)
Experience gain	426	(121)
Projected benefit obligation at end of year	$68,716	$87,530

Fair value of plan assets at beginning of year	$94,115	$87,177
Actual return on plan assets	(11,476)	11,210
Benefit payments	(4,502)	(4,272)
Fair value of plan assets at end of year	$78,137	$94,115

The following table presents the funded status of the Pension Plan, included in other assets and other liabilities on the consolidated balance sheets, as of December 31:

	2022	2021
	(dollars in thousands)
Projected benefit obligation	$(68,716)	$(87,530)
Fair value of plan assets	78,137	94,115
Funded status	$9,421	$6,585

The following table summarizes the changes in the unrecognized net loss included as a component of accumulated other comprehensive income (loss):

	Unrecognized Net Loss
	Before tax	Net of tax
	(dollars in thousands)
Balance as of December 31, 2020	$25,474	$19,843
Recognized as a component of 2021 periodic pension cost	(2,017)	(1,574)
Unrecognized losses arising in 2021	(9,899)	(7,724)
Balance as of December 31, 2021	13,558	10,545
Recognized as a component of 2022 periodic pension cost	(653)	(510)
Unrecognized losses arising in 2022	(835)	(651)
Balance as of December 31, 2022	$12,070	$9,384

The following rates were used to calculate the net periodic pension cost and the present value of benefit obligations as of December 31:

	2022	2021	2020
Discount rate-projected benefit obligation	4.93%	2.80%	2.50%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The discount rates used were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Pension Plan's expected benefit payments.

The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2022 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan's assets as of December 31:

	2022		2021
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$23,338		$35,752
Equity common trust funds	16,919		19,824
Equity securities	40,257	51.5%	55,576	59.1%
Cash and money market funds	9,102		8,447
Fixed income mutual funds	15,252		15,566
Corporate debt securities	2,324		2,733
U.S. Government agency securities	7,041		9,524
Fixed income securities and cash	33,719	43.2%	36,270	38.5%
Other alternative investment funds	4,161	5.3%	2,269	2.4%
Total	$78,137	100.0%	$94,115	100.0%

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

Estimated future benefit payments are as follows (in thousands):

Year
2023	$4,676
2024	4,730
2025	4,791
2026	4,904
2027	4,959
Thereafter	24,632
Total	$48,692

Multiemployer Defined Benefit Pension Plan

In connection with the Merger, the Corporation assumed the obligations of Prudential Bancorp under the Prudential Bancorp Pension Plan that had previously been closed to new Prudential Bancorp participants.

The Prudential Bancorp Pension Plan is structured as a multiple employer plan under Internal Revenue Code Section 413(c). It maintains a single trust and all assets are commingled and invested on a pooled basis. All amounts payable by the Prudential Bancorp Pension Plan are a general charge upon all its assets. This structure gives rise to the risk if a participating employer fails before funding up to cover the liabilities of its participants and orphans, contributions for all remaining employers will increase, as assets have to be re-allocated to cover such shortfall.

Information regarding the Prudential Bancorp Pension Plan as of December 31, 2022 is as follows:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
(dollars in thousands)
Plan Employer Identification Number	23-1928421
The Corporation's contribution for the year ended December 31, 2022(1)	$320
Are the Corporation's contributions more than 5% of total contributions?	No
Funded Status	84.33%
(1) Includes 2023 prepayment of $125 thousand.

Postretirement Benefits

The Corporation provides medical benefits and life insurance benefits under the Postretirement Plan to certain retired full-time employees who were employees of the Corporation prior to January 1, 1998. Prior to February 1, 2014, certain full-time employees became eligible for these discretionary benefits if they reached retirement age while working for the Corporation. The Corporation recognizes the funded status of the Postretirement Plan on the consolidated balance sheets and recognizes the changes in that funded status through OCI.

The components of the net benefit for Postretirement Plan other than pensions are as follows:

	2022	2021	2020
	(dollars in thousands)
Interest cost	$34	$32	$43
Net amortization and deferral	(525)	(536)	(548)
Net postretirement benefit	$(491)	$(504)	$(505)

This table summarizes the changes in the accumulated postretirement benefit obligation for the years ended December 31:

	2022	2021
	(dollars in thousands)
Accumulated postretirement benefit obligation at beginning of year	$1,244	$1,322
Interest cost	34	32
Benefit payments	(155)	(167)
Change in experience	51	71
Change in assumptions	(202)	(14)
Accumulated postretirement benefit obligation at end of year	$972	$1,244

The fair values of the Postretirement Plan assets were $0 as of both December 31, 2022 and 2021. The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2022 and 2021 was $1.0 million and $1.2 million, respectively.

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive income (loss):

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(dollars in thousands)
Balance as of December 31, 2020	$(3,012)	$(858)	$(3,870)	$(3,018)
Recognized as a component of 2021 postretirement cost	464	72	536	418
Unrecognized gains arising in 2021	—	57	57	44
Balance as of December 31, 2021	(2,548)	(729)	(3,277)	(2,556)
Recognized as a component of 2022 postretirement cost	464	61	525	410
Unrecognized gains arising in 2022	—	(150)	(150)	(118)
Balance as of December 31, 2022	$(2,084)	$(818)	$(2,902)	$(2,264)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2022	2021	2020
Discount rate-projected benefit obligation	4.93%	2.80%	2.50%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Postretirement Plan's expected benefit payments.

Estimated future benefit payments under the Postretirement Plan are as follows (dollars in thousands):

Year
2023	$150
2024	136
2025	124
2026	111
2027	100
Thereafter	297
Total	$918

NOTE 18 – LEASES
The Corporation has operating leases for certain financial centers, corporate offices and land.

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income (dollars in thousands):

	2022	2021	2020
Operating lease expense	$17,766	$16,345	$18,481
Variable lease expense	3,017	1,384	2,830
Sublease income	(964)	(860)	(749)
Total lease expense	$19,819	$16,869	$20,562

Supplemental consolidated balance sheet information related to leases was as follows as of December 31 (dollars in thousands):

Operating Leases	Balance Sheet Classification	2022	2021
ROU assets	Other assets	$85,103	$82,431
Lease liabilities	Other liabilities	$93,883	$92,864
Weighted average remaining lease term		6.75 years	7.0 years
Weighted average discount rate		2.89%	2.73%

The discount rate used in determining the lease liability for each individual lease is the FHLB fixed advance rate which corresponds with the remaining lease term.

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$19,405	$19,611
ROU assets obtained in exchange for lease obligations	18,715	12,588

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows (dollars in thousands):

Year	Operating Leases
2023	$19,222
2024	17,821
2025	15,310
2026	13,584
2027	11,112
Thereafter	26,681
Total lease payments	103,730
Less: imputed interest	(9,847)
Present value of lease liabilities	$93,883

As of December 31, 2022, the Corporation had not entered into any significant leases that have not yet commenced.

NOTE 19 – COMMITMENTS AND CONTINGENCIES
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

The Corporation has commitments to extend credit and letters of credit.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	2022	2021
	(dollars in thousands)
Commercial and industrial	$4,832,858	$5,072,008
Real estate - commercial mortgage and real estate - construction	1,972,505	1,914,238
Real estate - home equity	1,890,258	1,744,922
Total commitments to extend credit	$8,695,621	$8,731,168

Standby letters of credit	$260,829	$298,275
Commercial letters of credit	49,288	54,196
Total letters of credit	$310,117	$352,471

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

The Corporation maintains a reserve for estimated credit losses related to loans sold to investors. As of December 31, 2022 and 2021, the total reserve for losses on residential mortgage loans sold was $1.4 million and $1.1 million, for each period, including reserves for both representation and warranty and credit loss exposures. With the adoption of CECL on January 1, 2020, the reserve for estimated losses on certain residential mortgage loans sold to investors was reclassified to the reserve for OBS credit exposures. In addition, a component of the reserve for OBS credit exposures of $6.0 million and $3.8 million as of December 31, 2022 and December 31, 2021, respectively, related to additional credit exposure for potential loan repurchases.

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

Kress v. Fulton Bank, N.A.

On October 15, 2019, a former Fulton Bank teller supervisor, D. Kress, filed a putative collective and class action lawsuit on behalf of herself and other teller supervisors, tellers, and other similar non-exempt employees in the U.S. District Court for the District of New Jersey (the "Court"), D. Kress v. Fulton Bank, N.A., Case No. 1:19-cv-18985. The lawsuit alleged that Fulton Bank did not record or otherwise account for the amount of time D. Kress and putative collective and class members spent conducting branch opening security procedures. The lawsuit alleged that by doing so, Fulton Bank violated: (i) the federal Fair Labor Standards Act and sought back overtime wages for a period of three years, liquidated damages and attorney fees and costs; (ii) the New Jersey State Wage and Hour Law and sought back overtime wages for a period of six years, treble damages and attorney fees and costs; and (iii) the New Jersey Wage Payment Law and sought back wages for a period of six years, treble damages and attorney fees and costs. The lawsuit also asserted New Jersey common law claims seeking compensatory damages and interest. Fulton Bank and counsel representing plaintiffs ("Plaintiffs' Counsel") reached and executed a formal settlement agreement to resolve this lawsuit. On June 30, 2022, the Court granted Plaintiffs' Counsel's Motion for Preliminary Approval of Class and Collective Settlement and Provisional Certification of Settlement Class and Collective and scheduled a hearing for final approval of the settlement agreement and matters related thereto for November 2, 2022. On November 2, 2022, the Court granted final approval of the settlement agreement and matters related thereto and dismissed the lawsuit with prejudice. The financial terms of the settlement agreement are not material to the Corporation. The Corporation established an accrued liability during the third quarter of 2020 for the costs expected to be incurred in connection with the settlement agreement.

NOTE 20 – FAIR VALUE MEASUREMENTS
The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$7,264	$—	$7,264
Available for sale investment securities:
U.S. Government securities	218,485	—	—	218,485
U.S. Government sponsored agency securities	—	1,008	—	1,008
State and municipal securities	—	1,105,712	—	1,105,712
Corporate debt securities	—	422,309	—	422,309
Collateralized mortgage obligations	—	134,033	—	134,033
Residential mortgage-backed securities	—	212,698	—	212,698
Commercial mortgage-backed securities	—	552,522	—	552,522
Total available for sale investment securities	218,485	2,428,282	—	2,646,767
Other assets:
Investments held in Rabbi Trust	23,435	—	—	23,435
Derivative assets	672	166,796	—	167,468
Total assets	$242,592	$2,602,342	$—	$2,844,934
Other liabilities:
Deferred compensation liabilities	$23,435	$—	$—	$23,435
Derivative liabilities	584	296,465	—	297,049
Total liabilities	$24,019	$296,465	$—	$320,484

	2021
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$35,768	$—	$35,768
Available for sale investment securities:
U.S. Government securities	127,618	—	—	127,618
State and municipal securities	—	1,188,670	—	1,188,670
Corporate debt securities	—	386,133	—	386,133
Collateralized mortgage obligations	—	209,359	—	209,359
Residential mortgage-backed securities	—	229,795	—	229,795
Commercial mortgage-backed securities	—	971,148	—	971,148
Auction rate securities	—	—	74,667	74,667
Total available for sale investment securities	127,618	2,985,105	74,667	3,187,390
Other assets:
Investments held in Rabbi Trust	28,619	—	—	28,619
Derivative assets	298	160,945	—	161,243
Total assets	$156,535	$3,181,818	$74,667	$3,413,020
Other liabilities:
Deferred compensation liabilities	$28,619	$—	$—	$28,619
Derivative liabilities	291	86,110	—	86,401
Total liabilities	$28,910	$86,110	$—	$115,020

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2022 and 2021, were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation's election to measure assets and liabilities at fair value.

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

•Corporate debt securities – This category consists of subordinated and senior debt issued by financial institutions ($415.4 million at December 31, 2022 and $383.4 million at December 31, 2021), single-issuer trust preferred securities issued by financial institutions (none at December 31, 2022 and at 2021), and other corporate debt issued by non-financial institutions ($6.9 million at December 31, 2022 and $2.8 million at December 31, 2021). As noted in "Note 4 - Investment Securities," several corporate debt securities were sold during 2020. Refer to the specific note for further information.

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at December 31, 2022 and 2021. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

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

Derivative assets - Fair value of foreign currency exchange contracts classified as Level 1 assets ($0.7 million at December 31, 2022 and $0.3 million at December 31, 2021). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.2 million at December 31, 2022 and $2.4 million at December 31, 2021) and the fair value of interest rate derivatives ($166.6 million at December 31, 2022 and $158.6 million at December 31, 2021). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 11 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.6 million and $0.3 million at December 31, 2022 and 2021, respectively).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.2 million at December 31, 2022 and none at December 31, 2021) and the fair value of interest rate derivatives ($296.3 million at December 31, 2022 and $86.1 million at December 31, 2021).

The fair values of these liabilities are determined in the same manner as the related assets, which are described under the heading "Derivative assets" above.

The following table presents the changes in AFS investment securities measured at fair value on a recurring basis using unobservable inputs (Level 3) for the years ended December 31:

ARCs
(dollars in thousands)
Balance at December 31, 2020	$98,206
Sales	(24,619)
Unrealized adjustment to fair value(1)	1,080
Balance at December 31, 2021	$74,667
Sales	(74,823)
Unrealized adjustment to fair value(1)	156
Balance at December 31, 2022	$—
(1) ARCs are classified as AFS investment securities; as such, the unrealized adjustment to fair value was recorded as an unrealized holding gain (loss) and included as a component of "AFS at estimated fair value" on the consolidated balance sheets.

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial instruments measured at fair value on a nonrecurring basis:

	2022	2021
	(dollars in thousands)
Loans, net	$121,115	$118,458
OREO	5,790	1,817
MSRs(1)	50,044	35,393
Total assets	$176,949	$155,668
(1) Amounts shown are estimated fair value. MSRs are recorded on the Corporation's consolidated balance sheets at lower of amortized cost or fair value. See "Note 8 - Mortgage Servicing Rights" for additional information.

The valuation techniques used to measure fair value for the items in the table above are as follows:

•Loans, net – This category consists of loans that were individually evaluated for impairment and have been classified as Level 3 assets. The amount shown is the balance of nonaccrual loans, net of the related ACL. See "Note 5 - Loans and Allowance for Credit Losses," for additional information.

•OREO – This category consists of OREO classified as Level 3 assets, for which the fair values were based on estimated selling prices less estimated selling costs for similar assets in active markets.

•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2022 valuation were 8.0% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 8 - Mortgage Servicing Rights," for additional information. Changes in any of those inputs, in isolation, could result in a significantly different fair value measurement, as depicted in the table below:

Significant Input	Scenario Shock	% Change in Valuation
Prepayment Rate	+ 15%	(5)%
Prepayment Rate	- 15%	5%
Discount Rate	- 200 bps	10%
Discount Rate	+ 200 bps	(8)%

The following table details the book values and the estimated fair values of the Corporation's financial instruments as of December 31, 2022 and 2021. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$681,921	$681,921	$—	$—	$681,921
FRB and FHLB stock	130,186	—	130,186	—	130,186
Loans held for sale	7,264	—	7,264	—	7,264
HTM securities	1,321,256	—	1,125,049	—	1,125,049
AFS securities	2,646,767	218,485	2,428,282	—	2,646,767
Loans, net	20,010,181	—	—	18,862,701	18,862,701
Accrued interest receivable	91,579	91,579	—	—	91,579
Other assets	642,049	419,419	166,796	55,834	642,049
FINANCIAL LIABILITIES
Demand and savings deposits	$18,851,912	$18,851,912	$—	$—	$18,851,912
Brokered deposits	208,416	188,416	25,085	—	213,501
Time deposits	1,589,210	—	1,574,747	—	1,574,747
Accrued interest payable	10,185	10,185	—	—	10,185
Federal funds purchased	191,000	190,998	—	—	190,998
Federal Home Loan Bank advances	1,250,000	1,249,629	—	—	1,249,629
Senior debt and subordinated debt	539,634	—	456,867	—	456,867
Other borrowings	890,573	889,393	1,180	—	890,573
Other liabilities	467,705	154,912	296,465	16,328	467,705

	2021
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$1,638,614	$1,638,614	$—	$—	$1,638,614
FRB and FHLB stock	57,635	—	57,635	—	57,635
Loans held for sale	35,768	—	35,768	—	35,768
HTM securities	980,384	—	965,867	—	965,867
AFS securities	3,187,390	127,618	2,985,105	74,667	3,187,390
Loans, net	18,076,349	—	—	17,519,497	17,519,497
Accrued interest receivable	57,451	57,451	—	—	57,451
Other assets	565,491	367,336	160,945	37,210	565,491
FINANCIAL LIABILITIES
Demand and savings deposits	$19,594,497	$19,594,497	$—	$—	$19,594,497
Brokered deposits	251,526	231,526	20,603	—	252,129
Time deposits	1,727,476	—	1,730,673	—	1,730,673
Accrued interest payable	7,000	7,000	—	—	7,000
Senior debt and subordinated debt	620,406	—	604,780	—	604,780
Other borrowings	417,703	416,764	939	—	417,703
Other liabilities	288,862	188,219	86,110	14,533	288,862

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

As of December 31, 2022, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consists of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits are determined in a manner consistent with the respective type of deposits discussed above.

NOTE 21 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$169,208	$352,715
Other assets	58,497	25,888
Receivable from subsidiaries	194,869	50,822
Investments in:
Bank subsidiary	2,708,663	2,872,274
Non-bank subsidiaries	38,348	188,171
Total Assets	$3,169,585	$3,489,870
LIABILITIES AND EQUITY
Senior and subordinated debt	$539,634	$620,406
Payable to non-bank subsidiaries	—	78,793
Other liabilities	50,194	77,991
Total Liabilities	589,828	777,190
Shareholders' equity	2,579,757	2,712,680
Total Liabilities and Shareholders' Equity	$3,169,585	$3,489,870

CONDENSED STATEMENTS OF INCOME

	2022	2021	2020
	(dollars in thousands)
Income:
Dividends from subsidiaries	$207,000	$469,339	$161,000
Other	725	258	100
	207,725	469,597	161,100
Expenses	51,887	58,527	48,634
Income before income taxes and equity in undistributed net income of subsidiaries	155,838	411,070	112,466
Income tax benefit	(12,331)	(12,516)	(9,679)
	168,169	423,586	122,145
Equity in undistributed net income (loss) of:
Bank subsidiary	121,388	(133,157)	162,037
Non-bank subsidiaries	(2,576)	(14,932)	(106,142)
Net Income	286,981	275,497	178,040
Preferred stock dividends	(10,248)	(10,277)	(2,135)
Net Income Available to Common Shareholders	$276,733	$265,220	$175,905

CONDENSED STATEMENTS OF CASH FLOWS

	2022	2021	2020
	(dollars in thousands)
Cash Flows From Operating Activities:
Net income	$286,981	$275,497	$178,040
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	724	1,846	1,128
Stock-based compensation	14,000	8,402	7,529
Decrease (increase) in other assets	44,790	119,822	(307,976)
Equity in undistributed net (income) loss of subsidiaries	(120,213)	148,091	(55,895)
Write-off of unamortized costs on trust preferred securities	—	12,390	—
Increase (decrease) in other liabilities and payable to non-bank subsidiaries	(198,349)	78,716	(244,598)
Total adjustments	(259,048)	369,267	(599,812)
Net cash provided by (used in) operating activities	27,933	644,764	(421,772)
Cash Flows From Investing Activities
Net cash paid for acquisition	(21,811)	—	—
Net cash provided by (used in) investing activities	(21,811)	—	—
Cash Flows From Financing Activities:
Repayments of long-term borrowings	(81,496)	(153,612)	(19,453)
Additions to long-term borrowings	—	—	370,898
Net proceeds from issuance of preferred stock	—	—	192,878
Net proceeds from issuance of common stock	7,876	7,437	7,375
Dividends paid	(116,009)	(112,028)	(90,956)
Acquisition of treasury stock	—	(43,909)	(39,748)
Net cash provided by (used in) financing activities	(189,629)	(302,112)	420,994
Net increase (decrease) in Cash and Cash Equivalents	(183,507)	342,652	(778)
Cash and Cash Equivalents at Beginning of Year	352,715	10,063	10,841
Cash and Cash Equivalents at End of Year	$169,208	$352,715	$10,063

Management Report on Internal Control Over Financial Reporting

The management of Fulton Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Fulton Financial Corporation's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Corporation's internal control over financial reporting is effective based on those criteria.

/s/ CURTIS J. MYERS
Curtis J. Myers Chairman and Chief Executive Officer

/s/ MARK R. MCCOLLOM
Mark R. McCollom Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Fulton Financial Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Valuation of the allowance for credit losses related to loans evaluated collectively for expected credit losses

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses related to loans evaluated collectively for expected credit losses (collective ACL) was $254.1 million, of a total allowance for credit losses of $269.4 million as of December 31, 2022. The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics and uses an undiscounted approach. The Company estimates the collective ACL by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan level. The PD models are econometric regression models that utilize the Company’s historical credit loss experience and incorporate a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios. After a reasonable and supportable forecast period, the forecast of future economic conditions reverts to long-run historical economic trends. The LGD model calculates a lifetime LGD estimate for each loan pool utilizing a loss rate approach that is based on the Company’s historical charge-off experience. The EAD calculation incorporates constant pre-payment rates (CPR) and inputs related to loan level cash flows, maturity dates, and interest rates. The constant pre-payment rates utilized in the EAD calculation are sourced from a prepayment calculation that utilizes the Company’s historical loan prepayment history to develop prepayment speeds. The collective ACL also includes qualitative reserve adjustments for factors that are not fully captured in the quantitative models.

We identified the assessment of the valuation of the collective ACL as a critical audit matter. Such assessment involved significant measurement uncertainty requiring especially complex auditor judgment, and specialized skills and knowledge of the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the collective ACL encompassed the evaluation of the overall ACL methodology, which includes the methods and models used to estimate PD, LGD, and EAD and their key assumptions and inputs. Key assumptions and inputs used in the estimation of the PD rate include historical default observations, the historical observation period, loan pool segmentation including the use of credit risk ratings for commercial and industrial loans, commercial mortgages and construction loans, and a reasonable and supportable economic forecast which includes reversion to long run historical economic trends. Key assumptions and inputs used in the estimation of the LGD rate include the loan pool segmentation, historical loss observations, and the historical observation period. Key assumptions and inputs used in the estimation of the EAD include a constant prepayment rate and loan level cash flow adjustments. Key assumptions and inputs used in the estimation of the constant prepayment rate include historical prepayment observations, interest rates, the historical observation period, and loan pool segmentation. The assessment also included an evaluation of the qualitative adjustments, including an evaluation of the methods used by management in estimating this reserve. The ACL estimate is sensitive to changes in the assumptions discussed above, such that changes in these assumptions can cause significant changes to the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:

•development of the collective ACL methodology

•development of the PD and LGD models and of the methods used to calculate the CPR and EAD

•identification and determination of the key inputs and assumptions used in the PD and LGD models, and EAD calculation which included key inputs and assumptions within the pre-payment model

•performance monitoring of the PD and LGD models

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

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, assumptions, and related methodologies. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:

•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating the assumptions and methodologies used in developing the PD rates, LGD rates, and EAD estimate and judgments made by the Company relative to performance monitoring by inspecting management’s model and methodology documentation and through comparisons against Company specific metrics, the Company’s business environment, and applicable industry and regulatory practices

•determining whether loans are pooled by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•testing individual credit ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees and underlying collateral, evaluating the methodology used to develop the qualitative adjustments by inspecting management’s methodology and development documentation and assessing the effects of these factors on the collective ACL estimate compared with relevant industry practices and Company specific metrics.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.

Philadelphia, Pennsylvania
March 1, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

On December 31, 2022, E. Philip Wenger retired from the position of Chief Executive Officer. Curtis J. Myers became Chief Executive Officer on January 1, 2023.

Other than these processes, there have been no changes in the Corporation's internal control over financial reporting during the Corporation's fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information

    Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference herein is the information appearing under the headings "Information about Director Nominees, Directors and Independence Standards," "Related Person Transactions," "Delinquent Section 16(a) Reports," "Code of Conduct," "Procedure for Shareholder Nominations," "Meetings and Committees of the Board" and "Other Board Committees" within the Corporation's 2023 Proxy Statement. The information concerning executive officers required by this Item is provided under the caption "Executive Officers" within Item 1, Part I, "Business" in this Annual Report.
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

Item 11. Executive Compensation
Incorporated by reference herein is the information appearing under the headings "Information Concerning Executive Compensation," "Director Compensation" and "HR Committee Interlocks and Insider Participation" within the Corporation's 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference herein is the information appearing under the heading "Security Ownership of Directors, Nominees, Management and Certain Beneficial Owners" within the Corporation's 2023 Proxy Statement, and information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference herein is the information appearing under the headings "Related Person Transactions" and "Information about Director Nominees, Directors and Independence Standards" within the Corporation's 2023 Proxy Statement, and the information appearing in "Note 5 - Loans and Allowance for Credit Losses," of the Notes to Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" in this Annual Report.

Item 14. Principal Accounting Fees and Services
Our independent registered accounting firm is KPMG LLP, Philadelphia, PA.
Auditor Firm ID: 185.
Incorporated by reference herein is the information appearing under the heading "Relationship With Independent Public Accountants" within the Corporation's 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2022 and 2021.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2022, 2021 and 2020.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2022, 2021 and 2020.
	(iii)	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2022, 2021 and 2020.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021 and 2020.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(b) The following exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K, and this list includes the Exhibit Index.
2.1		Agreement and Plan of Merger with Prudential Bancorp, Inc. dated March 1, 2022 (Incorporated by reference to Exhibit 2.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on March 1, 2022).
3.1
Articles of Incorporation, as amended and restated, of Fulton Financial Corporation as amended (Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report Form 8-K filed June 24, 2011).

3.2
Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State (Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

3.3		Bylaws of Fulton Financial Corporation as amended (Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on a Form 8-K filed May 14, 2021).
4.1
An Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014).

4.2
First Supplemental Indenture entered into on November 17, 2014 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $250 million aggregate principal amount of 4.50% subordinated notes due November 15, 2024 (Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014).

4.3		Form of 4.50% Subordinated Notes due 2024 (Included in Exhibit 4.2).
4.4
Second Supplemental Indenture entered into March 3, 2020, between Fulton Financial Corporation and Wilmington Trust, National Association, as trustee, relating to the issuance by Fulton Financial Corporation of $200 million aggregate principal amount of 3.25% subordinated notes due March 15, 2030 (Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 3, 2020).

4.5		Form of 3.250% Fixed-to-Floating Rate Subordinated Notes due 2030 (Included in Exhibit 4.4).
4.6
Third Supplemental Indenture entered into March 3, 2020, between Fulton Financial Corporation and Wilmington Trust, National Association, as trustee, relating to the issuance by Fulton Financial Corporation of $175 million aggregate principal amount of 3.75% subordinated notes due March 15, 2035 (Incorporated by reference to Exhibit 4.3 of the Fulton Financial Corporation Current Report on Form 8-K filed March 3, 2020).

4.7		Form of 3.750% Fixed-to-Floating Rate Subordinated Notes due 2035 (Included in Exhibit 4.6).
4.8
An Indenture entered into on March 16, 2017 between Fulton Financial Corporation and Wilmington Trust, National Association as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 (Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017).

4.9
First Supplemental Indenture entered into on March 16, 2017 between Fulton Financial Corporation and Wilmington Trust Company as trustee, relating to the issuance by Fulton Financial Corporation of $125 million aggregate principal amount of 3.60% senior notes due March 16, 2022 (Incorporated by reference to Exhibit 4.2 of the Fulton Financial Corporation Current Report on Form 8-K filed March 16, 2017).

4.10	Form of 3.60% Senior Notes due Form of 3.60% Senior Notes due 2022 (Included in Exhibit 4.9).
4.11
Statement with Respect to Shares of Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A of Fulton Financial Corporation, dated October 23, 2020, filed with the Pennsylvania Department of State (Incorporated by reference to Exhibit 3.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

4.12
Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

4.13	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.12).
4.14
Description of Fulton Financial Corporation Securities (Incorporated by reference to Exhibit 4.7 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.1
Amended Employment Agreement between Fulton Financial Corporation and E. Philip Wenger dated November 12, 2008 (Incorporated by reference to Exhibit 10.5 of the Fulton Financial Corporation Current Report on Form 8-K filed November 14, 2008). *

10.2
Form of Executive Employment Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018). *

10.3
Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation (Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018). *

10.4
Form of Death Benefit Only Agreement to Senior Management (Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006). *

10.5
Fulton Financial Corporation 2022 Amended and Restated Equity and Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 19, 2022). *

10.6
Amended Executive Employment Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.7
Amended Key Employee Change in Control Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.8
Form of Option Award and Form of Restricted Stock Award between Fulton Financial Corporation and Officers of the Corporation (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013). *

10.9
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to Fulton Financial Corporation's definitive proxy statement, filed March 26, 2014). *

10.10
Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.10 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019). *

10.11
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 (Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015). *

10.12
First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019). *

10.13
Second Amendment effective January 1, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020). *

10.14
Third Amendment effective March 11, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.15
Fourth Amendment effective July 20, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.16
Fifth Amendment, effective January 1, 2022, to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021). *

10.17
Forms of Time-Vested Restricted Stock Unit Award Agreement and Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of March 18, 2014 (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed March 24, 2014). *

10.18
Form of Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of May 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2021). *

10.19
Form of Director Stock Unit Award Agreement under the Directors' Equity Participation Plan, as amended (Incorporated by reference to Exhibit 10.15 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.20
Fulton Financial Corporation Amended and Restated Directors' Equity Participation Plan (Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation’s Current Report on Form 8-K filed May 23, 2019).

10.21
Form of Master Confirmation between Fulton Financial Corporation and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed November 17, 2014).

10.22
Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated July 11, 2016 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission).

10.23
Amendment to Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated December 20, 2021. (Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. Incorporated by reference to Exhibit 10.23 of the Fulton Financial Corporation Annual Report 10-K for the year ended December 31, 2021).

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	March 1, 2023	By:	/S/ CURTIS J. MYERS
Curtis J. Myers, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/S/ JENNIFER CRAIGHEAD CAREY	*	Director	March 1, 2023
Jennifer Craighead Carey

/S/ LISA CRUTCHFIELD	*	Director	March 1, 2023
Lisa Crutchfield

/S/ ANTHONY L. COSSETTI		Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 1, 2023
Anthony L. Cossetti

/S/ DENISE L. DEVINE	*	Director	March 1, 2023
Denise L. Devine

/S/ STEVEN S. ETTER	*	Director	March 1, 2023
Steven S. Etter

/S/ ANTOINETTE M. PERGOLIN	*	Director	March 1, 2023
Antoinette M. Pergolin

/S/ GEORGE W. HODGES	*	Director	March 1, 2023
George W. Hodges

/S/ MARK R. MCCOLLOM		Senior Executive Vice President	March 1, 2023
Mark R. McCollom		and Chief Financial Officer
(Principal Financial Officer)

Signature		Capacity	Date

/S/GEORGE K. MARTIN	*	Director	March 1, 2023
George K. Martin

/S/ JAMES R. MOXLEY, III	*	Director	March 1, 2023
James R. Moxley, III

/S/ CURTIS J. MYERS		Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
Curtis J. Myers

/S/ SCOTT A. SNYDER	*	Director	March 1, 2023
Scott A. Snyder

/S/ RONALD H. SPAIR	*	Director	March 1, 2023
Ronald H. Spair

/S/ MARK F. STRAUSS	*	Director	March 1, 2023
Mark F. Strauss

/S/ E. PHILIP WENGER		Director	March 1, 2023
E. Philip Wenger

*By /S/ NATASHA R. LUDDINGTON			March 1, 2023
Natasha R. Luddington
Attorney-in-Fact