Form 10-Q
period 2023-03-31
FULTON FINANCIAL CORP
filed 2023-05-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value –165,488,951 shares outstanding as of April 28, 2023.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2023 Repurchase Program	The authorization to repurchase up to $100 million of the Corporation's common stock commencing January 1, 2023 and expiring December 31, 2023
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CECL Day 1 Provision	Initial provision for credit losses required on non-purchased credit deteriorated loans acquired in the Merger
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
Directors' Plan	Amended and Restated Directors’ Equity Participation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target federal funds rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. generally accepted accounting principles
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
Management's Discussion	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp that was completed effective as of July 1, 2022
Merger Consideration	For each share of Prudential Bancorp common stock, $3.65 in cash and 0.7974 of a share of the Corporation's common stock, with cash paid in lieu of each fractional share of the Corporation's common stock that would otherwise be issued, determined by multiplying such fractional share amount by $18.25
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income
OREO	Other real estate owned

Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PPP	Paycheck Protection Program
Prudential Bancorp	Prudential Bancorp, Inc.
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities

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
•the potential impacts of recent events affecting the financial services industry on the Corporation, including increased competition for, and costs of, deposits and other funding sources, more stringent regulatory requirements relating to liquidity and interest rate risk management and capital adequacy and increased FDIC insurance expenses;
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
•the effects of competition on deposit rates and growth, loan rates and growth and NIM;
•possible goodwill impairment charges;
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
•public health crises and pandemics, including COVID-19 and their effects on the economic and business environments in which the Corporation operates, including on the Corporation's credit quality and business operations, as well as the impact on general economic and financial market conditions;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and due from banks	$129,003	$126,898
Interest-bearing deposits with other banks	437,750	555,023
Cash and cash equivalents	566,753	681,921
FRB and FHLB stock	107,605	130,186
Loans held for sale	6,507	7,264
Investment securities
AFS, at estimated fair value	2,642,389	2,646,767
HTM, at amortized cost	1,307,712	1,321,256
Net loans	20,670,188	20,279,547
Less: ACL - loans	(278,695)	(269,366)
Loans, net	20,391,493	20,010,181
Net premises and equipment	216,059	225,141
Accrued interest receivable	90,267	91,579
Goodwill and net intangible assets	563,502	560,824
Other assets	1,219,889	1,256,583
Total Assets	$27,112,176	$26,931,702
LIABILITIES
Deposits:
Noninterest-bearing	$6,403,484	$7,006,388
Interest-bearing	14,913,100	13,643,150
Total Deposits	21,316,584	20,649,538
Borrowings:
Federal funds purchased	525,000	191,000
Federal Home Loan Bank advances	747,000	1,250,000
Senior debt and subordinated debt	539,814	539,634
Other borrowings	634,956	890,573
Total borrowings	2,446,770	2,871,207
Accrued interest payable	11,892	10,185
Other liabilities	717,932	821,015
Total Liabilities	$24,493,178	$24,351,945
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10.0 million shares authorized; Series A, 0.2 million shares authorized and issued as of March 31, 2023 and December 31, 2022, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 224.7 million shares issued as of March 31, 2023 and 224.6 million issued as of December 31, 2022	561,853	561,511
Additional paid-in capital	1,544,758	1,541,840
Retained earnings	1,491,701	1,450,758
Accumulated other comprehensive (loss) income	(350,992)	(385,476)
Treasury stock, at cost, 59.3 million shares as of March 31, 2023 and 57.0 million shares as of December 31, 2022	(821,200)	(781,754)
Total Shareholders' Equity	2,618,998	2,579,757
Total Liabilities and Shareholders' Equity	$27,112,176	$26,931,702

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended March 31
	2023	2022
Interest Income
Loans, including fees	$260,651	$149,737
Investment securities	25,521	22,353
Other interest income	3,648	911
Total Interest Income	289,820	173,001
Interest Expense
Deposits	41,620	5,605
Federal funds purchased	6,035	—
Federal Home Loan Bank advances	15,473	—
Senior debt and subordinated debt	5,344	5,958
Other borrowings and interest-bearing liabilities	5,761	128
Total Interest Expense	74,233	11,691
Net Interest Income	215,587	161,310
Provision for credit losses	24,544	(6,950)
Net Interest Income After Provision for Credit Losses	191,043	168,260
Non-Interest Income
Wealth management	18,062	19,428
Commercial banking	17,513	16,008
Consumer banking	11,217	11,674
Mortgage banking	1,970	4,576
Other	2,968	3,551
Non-Interest Income Before Investment Securities Gains	51,730	55,237
Investment securities gains, net	23	19
Total Non-Interest Income	51,753	55,256
Non-Interest Expense
Salaries and employee benefits	89,283	84,464
Data processing and software	15,796	14,315
Net occupancy	14,438	14,522
Other outside services	10,126	8,167
FDIC insurance	4,795	3,209
State taxes	3,479	3,037
Equipment	3,389	3,423
Professional fees	2,392	1,792
Marketing	1,886	1,320
Intangible amortization	674	176
Merger-related expenses	—	401
Other	13,358	11,152
Total Non-Interest Expense	159,616	145,978
Income Before Income Taxes	83,180	77,538
Income taxes	14,866	13,250
Net Income	68,314	64,288
Preferred stock dividends	(2,562)	(2,562)
Net Income Available to Common Shareholders	$65,752	$61,726

PER SHARE:
Net income available to common shareholders (basic)	$0.39	$0.38
Net income available to common shareholders (diluted)	0.39	0.38
Cash dividends	0.15	0.15
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended March 31
	2023	2022

Net Income	$68,314	$64,288
Other Comprehensive Income/(Loss), net of tax:
Unrealized gains (losses) on AFS investment securities
Unrealized gains (losses) on securities	32,641	(153,860)
Reclassification adjustment for securities net change included in net income	18	15
Amortization of net unrealized gains on AFS securities transferred to HTM	1,477	436
Net unrealized gains (losses) on AFS investment securities	34,136	(153,409)
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges
Net unrealized holding losses arising during the period	(5,213)	(31,376)
Reclassification adjustment for net change realized in net income	5,536	(1,506)
Net unrealized gains (losses) on interest rate derivatives used in cash flow hedges	323	(32,882)
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	25	25
Other Comprehensive Income (Loss)	34,484	(186,266)
Total Comprehensive Income (Loss)	$102,798	$(121,978)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended March 31, 2023
Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757
Net income						68,314			68,314
Other comprehensive income (loss)							34,484		34,484
Common stock issued			209	342	1,250			1,003	2,595
Stock-based compensation awards					1,668				1,668
Acquisition of treasury stock			(2,412)					(40,449)	(40,449)
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.15 per share						(24,809)			(24,809)
Balance at March 31, 2023	200	$192,878	165,396	$561,853	$1,544,758	$1,491,701	$(350,992)	$(821,200)	$2,618,998

Three months ended March 31, 2022
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						64,288			64,288
Other comprehensive income							(186,266)		(186,266)
Common stock issued			179	279	1,602			912	2,793
Stock-based compensation awards					2,635				2,635
Preferred stock dividend						(2,562)			(2,562)
Common stock cash dividends - $0.15 per share						(24,033)			(24,033)
Balance at March 31, 2022	$200	$192,878	160,669	$560,045	$1,524,110	$1,320,076	$(158,855)	$(868,719)	$2,569,535

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Three months ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,314	$64,288
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,544	(6,950)
Depreciation and amortization of premises and equipment	7,319	7,510
Net amortization of investment securities premiums	2,981	3,356
Investment securities gains, net	(23)	(19)
Gain on sales of mortgage loans held for sale	(656)	(3,026)
Proceeds from sales of mortgage loans held for sale	41,928	169,010
Originations of mortgage loans held for sale	(40,515)	(157,891)
Intangible amortization	674	176
Amortization of issuance costs and discounts on long-term borrowings	180	206
Stock-based compensation	1,668	2,635
Net change in deferred federal income tax	28,174	(55,200)
Net change in accrued salaries and benefits	(24,436)	(15,924)
Net change in life insurance cash surrender value	(2,830)	(27,347)
Other changes, net	(61,359)	(88,605)
Total adjustments	(22,351)	(172,069)
Net cash provided by (used in) operating activities	45,963	(107,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	80,362	108,961
Proceeds from principal repayments and maturities of AFS securities	28,627	92,338
Proceeds from principal repayments and maturities of HTM securities	15,103	25,688
Purchase of AFS securities	(64,996)	(335,199)
Purchase of HTM securities	—	(9,541)
Net change in FRB and FHLB stock	22,581	(94)
Net change in loans	(404,842)	(149,715)
Net purchases of premises and equipment	(2,437)	(5,410)
Net change in tax credit investments	(12,412)	(15,951)
Net cash used in investing activities	(338,014)	(288,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	(390,376)	38,376
Net change in time deposits	1,057,432	(70,701)
Net change in other borrowings	(424,617)	35,676
Repayments of senior debt and subordinated debt	—	(65,057)
Net proceeds from issuance of common stock	2,595	2,793
Dividends paid	(27,702)	(25,032)
Acquisition of treasury stock	(40,449)	—
Net cash provided by (used in) financing activities	176,883	(83,945)
Net decrease in Cash and Cash Equivalents	(115,168)	(480,649)
Cash and Cash Equivalents at Beginning of Period	681,921	1,638,614
Cash and Cash Equivalents at End of Period	$566,753	$1,157,965
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$72,526	$13,978
Income taxes	7,308	7,926
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

Significant Accounting Policies:

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's 2022 Annual Report on Form 10-K. Those significant accounting policies are unchanged at March 31, 2023.

Recently Adopted Accounting Standards

In March 2022, FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method ("ASU 2022-01"). This update addresses questions regarding the last-of-layer method arising from the issuance of ASU 2017-12 and permits more flexibility in hedging interest rate risk for both variable-rate and fixed-rate financial instruments and introduces the ability to hedge risk components for non-financial hedges. The Corporation adopted ASU 2022-01 on January 1, 2023 and it did not have a material impact on its consolidated financial statements.

In March 2022, FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). This update reduces the complexity of accounting for TDRs by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation adopted ASU 2022-02 on January 1, 2023 and it did not have a material impact on its consolidated financial statements.

In September 2022, FASB issued ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). This update enhances transparency in the disclosure of supplier finance programs, which previously had no explicit requirements under GAAP. The Corporation adopted ASU 2022-04 on January 1, 2023 and it did not have a material impact on its consolidated financial statements.

In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update extends the sunset provision date of ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") to December 31, 2024. The Corporation will adopt ASU 2020-04 on January 1, 2025. The Corporation does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

In March 2023, FASB issued ASU 2023-02 Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method ("ASU 2023-02"). This update allows any tax credit program that meets certain criteria to use the proportional amortization method. The Corporation early adopted ASU 2023-02 using the modified retrospective method effective upon issuance, and it did not have a material impact on its consolidated financial statements.

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

In March 2023, FASB issued ASU 2023-01 Leases (Topic 842): Common Control Arrangements ("ASU 2023-01"). This update clarifies guidance for leases between related parties under common control. The Corporation will adopt ASU 2023-01 on January 1, 2024. The Corporation does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2022 consolidated financial statements and notes have been reclassified to conform to the 2023 presentation.

NOTE 2 – Business Combinations

On July 1, 2022, the Corporation completed its acquisition of Prudential Bancorp, a Pennsylvania chartered bank holding company headquartered in Philadelphia, Pennsylvania that primarily served the Greater Philadelphia region. On that date, the Corporation acquired 100% of the outstanding common stock of Prudential Bancorp, Prudential Bancorp was merged with and into the Corporation, and Prudential Bancorp's wholly-owned subsidiary, Prudential Bank, became a wholly owned subsidiary of the Corporation. The Corporation merged Prudential Bank with and into Fulton Bank in the fourth quarter of 2022. Results of the operations of the acquired entity were included in the Corporation's consolidated financial statements beginning on July 1, 2022. As a result of the Merger, the Corporation enhanced its presence in Philadelphia, Pennsylvania, expanded its customer base and leveraged operating costs through economies of scale.

In accordance with the terms of the definitive merger agreement, each share of Prudential Bancorp's common stock issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive the Merger Consideration. In the aggregate, approximately eighty percent (80%) of the Merger Consideration consisted of the Corporation's common stock with the remaining approximately twenty percent (20%) paid in cash. The receipt of the Corporation’s common stock in the Merger qualified as a tax-free exchange for Prudential Bancorp shareholders.

The acquisition of Prudential Bancorp was accounted for as a business combination using the acquisition method of accounting, and accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair values as of the Merger. The $19.6 million excess of the Merger Consideration over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes.

The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed on July 1, 2022:

Fair Value
(dollars in thousands, except per share data)
Consideration transferred:
Common stock shares issued (6,208,516)	$89,713
Cash paid to Prudential Bancorp shareholders	29,343
Value of consideration	119,056
Assets acquired:
Cash and due from banks	7,533
Investment securities	287,126
Loans	554,091
Premises and equipment	9,538
Other assets	71,795
Total assets	930,083
Liabilities assumed:
Deposits	532,170
Borrowings(1)	284,000
Other liabilities	14,482
Total liabilities	830,652
Net assets acquired:	99,431
Goodwill resulting from the Merger	$19,625
(1) Included a $30.5 million intercompany borrowing between Prudential Bank and Fulton Bank.
While the valuation of the acquired assets and liabilities is completed, fair value estimates related to the assets and liabilities from Prudential Bancorp are subject to adjustment for up to one year after the closing date of the Merger as additional information becomes available. Included in the above table are adjustments of $3.4 million that occurred during the first quarter of 2023, resulting in an increase to goodwill resulting from the Merger.

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

The following table presents information with respect to the fair value and unpaid principal balance of acquired loans and leases at the date of the Merger:

	July 1, 2022
	Unpaid Principal Balance	Fair Value
	(dollars in thousands)
Real estate - commercial mortgage	$224,904	$216,593
Commercial and industrial	63,560	61,873
Real-estate - residential mortgage	177,327	169,098
Real-estate - home equity	6,034	5,812
Real-estate - construction	98,963	98,546
Consumer	2,306	2,286
Total acquired loans	$573,094	$554,208

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

The following table presents the change in goodwill during the period:

March 31
2023
(dollars in thousands)
Goodwill at December 31, 2022	$550,539
Adjustments to goodwill from the Merger	3,352
Goodwill at March 31, 2023	$553,891
Pro Forma Income Statement (unaudited)

The table below presents the pro forma results of the operations of the combined institutions as if the Merger occurred on January 1, 2022. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization and do not consider future cost savings the Corporation expects to achieve subsequent to the merger of Prudential Bank with and into the Bank.

	Three Months Ended March 31
	2023	2022
	(dollars in thousands)
Net interest income	$215,587	$166,998
Provision for credit losses	24,544	(4,050)
Net Interest Income After Provision for Credit Losses	191,043	171,048
Total noninterest income	51,753	55,543
Total noninterest expenses	159,616	157,434
Income Before Income Taxes	83,180	69,157
Income tax expense	14,866	11,384
Net Income	$68,314	$57,773

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of March 31, 2023 and December 31, 2022 were $11.5 million and $13.9 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$225,844	$—	$(5,791)	$220,053
U.S. Government-sponsored agency securities	1,047	—	(30)	1,017
State and municipal securities	1,211,841	967	(145,210)	1,067,598
Corporate debt securities	475,052	—	(36,018)	439,034
Collateralized mortgage obligations	141,587	—	(11,137)	130,450
Residential mortgage-backed securities	238,775	33	(26,234)	212,574
Commercial mortgage-backed securities	651,767	—	(80,104)	571,663
Total	$2,945,913	$1,000	$(304,524)	$2,642,389

Held to Maturity
Residential mortgage-backed securities	$444,431	$—	$(52,078)	$392,353
Commercial mortgage-backed securities	863,281	—	(130,607)	732,674
Total	$1,307,712	$—	$(182,685)	$1,125,027

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$226,140	$—	$(7,655)	$218,485
U.S. Government sponsored agency securities	1,050	—	(42)	1,008
State and municipal securities	1,284,245	283	(178,816)	1,105,712
Corporate debt securities	459,792	—	(37,483)	422,309
Collateralized mortgage obligations	147,155	—	(13,122)	134,033
Residential mortgage-backed securities	242,527	18	(29,847)	212,698
Commercial mortgage-backed securities	631,604	—	(79,082)	552,522
Total	$2,992,513	$301	$(346,047)	$2,646,767

Held to Maturity
Residential mortgage-backed securities	$457,325	$—	$(57,480)	$399,845
Commercial mortgage-backed securities	863,931	—	(138,727)	725,204
Total	$1,321,256	$—	$(196,207)	$1,125,049

On May 1, 2022, the Corporation transferred certain residential mortgage-backed securities and commercial mortgage-backed securities from AFS to HTM classification as permitted by ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The estimated fair value of the securities transferred was $415.2 million, and the amortized cost of the securities was $479.0 million.

Securities carried at $1.1 billion at March 31, 2023 and December 31, 2022 were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of March 31, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	March 31, 2023
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$237,505	$231,571	$—	$—
Due from one year to five years	75,121	72,835	—	—
Due from five years to ten years	544,101	509,791	—	—
Due after ten years	1,057,057	913,505	—	—
	1,913,784	1,727,702	—	—
Residential mortgage-backed securities(1)	238,775	212,574	444,431	392,353
Commercial mortgage-backed securities(1)	651,767	571,663	863,281	732,674
Collateralized mortgage obligations(1)	141,587	130,450	—	—
Total	$2,945,913	$2,642,389	$1,307,712	$1,125,027
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
March 31, 2023	$283	$(260)	$23
March 31, 2022	1,546	(1,527)	19

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	March 31, 2023
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(dollars in thousands)
U.S. Government securities	1	$97,566	$(2,210)	2	$122,487	$(3,581)	$220,053	$(5,791)
U.S. Government-sponsored agency securities	1	1,017	(30)		—	—	1,017	(30)
State and municipal securities	86	238,922	(6,326)	258	735,187	(138,884)	974,109	(145,210)
Corporate debt securities	45	239,873	(13,138)	27	196,406	(22,880)	436,279	(36,018)
Collateralized mortgage obligations	37	29,944	(1,499)	59	100,506	(9,638)	130,450	(11,137)
Residential mortgage-backed securities	50	80,524	(4,743)	25	129,035	(21,491)	209,559	(26,234)
Commercial mortgage-backed securities	75	138,365	(4,501)	61	433,298	(75,603)	571,663	(80,104)
Total available for sale	295	$826,211	$(32,447)	432	$1,716,919	$(272,077)	$2,543,130	$(304,524)

Held to Maturity
Residential mortgage-backed securities	106	$238,862	$(11,981)	14	$153,491	$(40,097)	$392,353	$(52,078)
Commercial mortgage-backed securities	20	257,006	(17,272)	40	475,668	(113,335)	732,674	(130,607)
Total held to maturity	126	$495,868	$(29,253)	54	$629,159	$(153,432)	$1,125,027	$(182,685)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
U.S Government Securities	1	$96,906	$(2,814)	2	$121,579	$(4,841)	$218,485	$(7,655)
U.S. Government sponsored agency securities	1	1,008	(42)	—	—	—	1,008	(42)
State and municipal securities	360	995,122	(157,397)	29	61,089	(21,419)	1,056,211	(178,816)
Corporate debt securities	66	376,398	(31,333)	6	37,157	(6,150)	413,555	(37,483)
Collateralized mortgage obligations	96	113,191	(7,650)	1	20,842	(5,472)	134,033	(13,122)
Residential mortgage-backed securities	81	154,861	(18,301)	5	55,293	(11,546)	210,154	(29,847)
Commercial mortgage-backed securities	114	371,109	(38,845)	20	181,413	(40,237)	552,522	(79,082)
Total available for sale	719	$2,108,595	$(256,382)	63	$477,373	$(89,665)	$2,585,968	$(346,047)

Held to Maturity
Residential mortgage-backed securities	106	$246,667	$(14,275)	14	$153,178	$(43,205)	$399,845	$(57,480)
Commercial mortgage-backed securities	21	258,255	(24,029)	39	466,949	(114,698)	725,204	(138,727)
Total held to maturity	127	$504,922	$(38,304)	53	$620,127	$(157,903)	$1,125,049	$(196,207)

The Corporation's collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.
As of March 31, 2023 and December 31, 2022, all of the Corporation's corporate debt securities were rated above investment grade. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of March 31, 2023 or December 31, 2022.

NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Real estate - commercial mortgage	$7,746,920	$7,693,835
Commercial and industrial	4,600,696	4,477,537
Real-estate - residential mortgage	4,880,919	4,737,279
Real-estate - home equity	1,074,712	1,102,838
Real-estate - construction	1,326,754	1,269,925
Consumer	730,775	699,179
Leases and other loans	340,595	328,331
Gross loans	20,701,371	20,308,924
Unearned income	(31,183)	(29,377)
Net loans	$20,670,188	$20,279,547

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
ACL - loans	$278,695	$269,366

Reserve for OBS credit exposures(1)	$17,539	$16,328
(1) Included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Balance at beginning of period	$269,366	$249,001
Loans charged off	(16,903)	(1,900)
Recoveries of loans previously charged off	2,899	2,954
Net loans (charged-off) recovered	(14,004)	1,054
Provision for credit losses	23,333	(6,350)
Balance at end of period	$278,695	$243,705
Provision for OBS credit exposures	$1,211	$(600)
Reserve for OBS credit exposures	$17,539	$13,933

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended March 31, 2023
Balance at December 31, 2022	$69,456	$70,116	$83,250	$26,429	$10,743	$9,372	$269,366
Loans charged off	(13,362)	(612)	—	(2,206)	—	(723)	(16,903)
Recoveries of loans previously charged off	786	1,086	48	661	202	116	2,899
Net loans (charged off) recovered	(12,576)	474	48	(1,545)	202	(607)	(14,004)
Provision for loan losses(1)	9,376	6,536	2,911	2,419	701	1,390	23,333
Balance at March 31, 2023	$66,256	$77,126	$86,209	$27,303	$11,646	$10,155	$278,695
Three months ended March 31, 2022
Balance at December 31, 2021	$87,970	$67,056	$54,236	$19,749	$12,941	$7,049	$249,001
Loans charged off	(152)	(227)	—	(1,052)	—	(469)	(1,900)
Recoveries of loans previously charged off	112	1,980	222	454	32	154	2,954
Net loans (charged off) recovered	(40)	1,753	222	(598)	32	(315)	1,054
Provision for loan and lease losses(1)	(8,077)	(2,298)	1,434	1,062	330	1,199	(6,350)
Balance at March 31, 2022	$79,853	$66,511	$55,892	$20,213	$13,303	$7,933	$243,705
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

The provision for credit losses for the first quarter of 2023 was recorded to increase the allowance for credit losses as a result of loan growth and changes to the macroeconomic outlook.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2023 and December 31, 2022, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of March 31, 2023 and December 31, 2022, approximately 85% and 91%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	March 31, 2023			December 31, 2022
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$18,878	$39,531	$58,409	$39,722	$30,439	$70,161
Commercial and industrial	16,090	15,789	31,879	14,804	12,312	27,116
Real estate - residential mortgage	23,450	977	24,427	25,315	979	26,294
Real estate - home equity	5,912	122	6,034	5,975	130	6,105
Real estate - construction	831	447	1,278	866	502	1,368
Consumer	25	—	25	92	—	92
Leases and other loans	2,995	9,256	12,251	4,052	9,255	13,307
	$68,181	$66,122	$134,303	$90,826	$53,617	$144,443

As of March 31, 2023 and December 31, 2022, there were $66.1 million and $53.6 million, respectively, of non-accrual loans that did not have a related allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction, residential construction, commercial and industrial, and commercial real estate, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, under both the CECL and incurred loss models, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in a loan.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(in thousands)						Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$173,387	$1,015,881	$1,077,823	$943,188	$799,374	$3,170,784	$73,033	$305	$7,253,775
Special Mention	—	14,438	65,362	19,804	34,352	169,568	2,728	—	306,252
Substandard or Lower	—	2,668	19,190	48,655	24,531	91,606	243	—	186,893
Total real estate - commercial mortgage	173,387	1,032,987	1,162,375	1,011,647	858,257	3,431,958	76,004	305	7,746,920
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	(30)	—	(13,332)	(13,362)
Commercial and industrial(1)
Pass	379,383	689,276	444,738	379,630	301,392	748,118	1,394,101	6,517	4,343,155
Special Mention	150	17,426	16,457	4,958	9,500	31,125	65,596	243	145,455
Substandard or Lower	206	1,259	754	4,001	13,042	22,863	69,675	286	112,086
Total commercial and industrial	379,739	707,961	461,949	388,589	323,934	802,106	1,529,372	7,046	4,600,696
Commercial and industrial(1)
Current period gross charge-offs	—	—	—	—	—	—	(53)	(559)	(612)
Real estate - construction(2)
Pass	49,829	165,351	425,549	218,594	23,387	103,958	39,917	—	1,026,585
Special Mention	—	1,218	—	—	—	29,283	—	—	30,501
Substandard or Lower	—	305	2,079	—	2,238	4,148	2,284	—	11,054
Total real estate - construction	49,829	166,874	427,628	218,594	25,625	137,389	42,201	—	1,068,140
Real estate - construction(2)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$602,599	$1,870,508	$1,948,110	$1,541,412	$1,124,153	$4,022,860	$1,507,051	$6,822	$12,623,515
Special Mention	150	33,082	81,819	24,762	43,852	229,976	68,324	243	482,208
Substandard or Lower	206	4,232	22,023	52,656	39,811	118,617	72,202	286	310,033
Total	$602,955	$1,907,822	$2,051,952	$1,618,830	$1,207,816	$4,371,453	$1,647,577	$7,351	$13,415,756
(1) Loans originated in 2021 and 2020 include $9.8 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.
(2) Excludes real estate - construction - other.

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
Commercial and industrial(1)
Pass	907,390	449,145	397,881	315,605	185,096	604,352	1,387,961	618	4,248,048
Special Mention	11,405	24,479	3,763	8,147	5,218	24,633	56,048	250	133,943
Substandard or Lower	834	418	4,818	13,044	3,081	22,025	51,077	249	95,546
Total commercial and industrial	919,629	474,042	406,462	336,796	193,395	651,010	1,495,086	1,117	4,477,537
Commercial and industrial(1)
Current period gross charge-offs	—	—	(36)	—	(21)	(365)	(1,192)	(776)	(2,390)
Real estate - construction(2)
Pass	159,195	390,993	243,406	28,539	24,421	93,511	47,271	—	987,336
Special Mention	—	—	—	—	—	21,603	—	—	21,603
Substandard or Lower	—	—	3,852	2,274	—	4,272	203	—	10,601
Total real estate - construction	159,195	390,993	247,258	30,813	24,421	119,386	47,474	—	1,019,540
Real estate - construction(2)
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
(1) Loans originated in 2021 and 2020 include $20.4 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.
(2) Excludes real estate - construction - other.

The Corporation considers the performance of the loan portfolio and its impact on the ACL. The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and leases and other loans. For these loans, the most relevant credit quality indicator is delinquency status and the Corporation evaluates credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, for the periods shown:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$139,551	$961,137	$1,732,158	$1,041,054	$282,030	$678,413	$—	$—	$4,834,343
Nonperforming	—	706	6,089	7,630	5,335	26,816	—	—	46,576
Total real estate - residential mortgage	139,551	961,843	1,738,247	1,048,684	287,365	705,229	—	—	4,880,919
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Consumer and real estate - home equity
Performing	148,247	309,812	95,136	66,377	49,877	162,289	947,347	17,419	1,796,504
Nonperforming	—	204	155	67	31	2,013	6,460	53	8,983
Total consumer and real estate - home equity	148,247	310,016	95,291	66,444	49,908	164,302	953,807	17,472	1,805,487
Consumer and real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(325)	—	(1,881)	(2,206)
Leases and other loans
Performing	75,403	99,125	36,559	32,785	25,955	26,891	—	—	296,718
Nonperforming	—	443	—	—	—	12,251	—	—	12,694
Leases and other loans	75,403	99,568	36,559	32,785	25,955	39,142	—	—	309,412
Leases and other loans
Current period gross charge-offs	(59)	(251)	(60)	(45)	(21)	(287)	—	—	(723)
Construction - other
Performing	8,997	202,286	38,473	8,858	—	—	—	—	258,614
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	8,997	202,286	38,473	8,858	—	—	—	—	258,614
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$372,198	$1,572,360	$1,902,326	$1,149,074	$357,862	$867,593	$947,347	$17,419	$7,186,179
Nonperforming	—	1,353	6,244	7,697	5,366	41,080	6,460	53	68,253
Total	$372,198	$1,573,713	$1,908,570	$1,156,771	$363,228	$908,673	$953,807	$17,472	$7,254,432

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$933,903	$1,708,703	$1,054,126	$286,167	$87,455	$620,416	$—	$—	$4,690,770
Nonperforming	1,199	5,104	6,597	6,466	4,587	22,556	—	—	46,509
Total real estate - residential mortgage	935,102	1,713,807	1,060,723	292,633	92,042	642,972	—	—	4,737,279
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(66)	(66)
Consumer and Real estate - home equity
Performing	416,631	109,724	80,422	52,384	45,642	211,127	842,226	34,061	1,792,217
Nonperforming	292	298	174	36	98	6,512	1,722	668	9,800
Total consumer and real estate - home equity	416,923	110,022	80,596	52,420	45,740	217,639	843,948	34,729	1,802,017
Consumer and Real estate - home equity
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(442)	(178)	(3,011)	(4,412)
Construction - other
Performing	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Leases and other loans
Performing	146,198	39,427	40,024	29,309	15,019	15,670	—	—	285,647
Nonperforming	—	—	—	—	—	13,307	—	—	13,307
Leases and other loans	146,198	39,427	40,024	29,309	15,019	28,977	—	—	298,954
Leases and other loans
Current period gross charge-offs	(506)	(167)	(140)	(80)	(47)	(1,191)	—	—	(2,131)
Total
Performing	$1,661,656	$1,931,346	$1,185,464	$367,860	$149,193	$847,213	$842,226	$34,061	$7,019,019
Nonperforming	1,491	5,402	6,771	6,502	4,685	42,375	1,722	668	69,616
Total	$1,663,147	$1,936,748	$1,192,235	$374,362	$153,878	$889,588	$843,948	$34,729	$7,088,635

The following table presents non-performing assets:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Non-accrual loans	$134,303	$144,443
Loans 90 days or more past due and still accruing(1)	30,336	27,463
Total non-performing loans	164,639	171,906
OREO(2)	3,304	5,790
Total non-performing assets	$167,943	$177,696
(1) Excludes PPP loans which are fully guaranteed by the federal government of $1.6 million and $7.7 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Excludes $9.6 million and $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2023 and December 31, 2022, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
March 31, 2023
Real estate – commercial mortgage	$19,251	$1,887	$2,913	$58,409	$7,664,460	$7,746,920
Commercial and industrial(1)	6,428	1,279	1,676	31,879	4,559,434	4,600,696
Real estate – residential mortgage	34,483	5,779	22,149	24,427	4,794,081	4,880,919
Real estate – home equity	6,442	2,441	2,316	6,034	1,057,479	1,074,712
Real estate – construction	13,074	751	231	1,278	1,311,420	1,326,754
Consumer	5,840	1,400	608	25	722,902	730,775
Leases and other loans(2)	871	64	443	12,251	295,783	309,412
Total	$86,389	$13,601	$30,336	$134,303	$20,405,559	$20,670,188
(1) Excludes delinquent PPP loans 30-59 days past due, 60-89 days past due and 90 days or more past due of $1.2 million, $0.1 million and $1.6 million, respectively, which are fully guaranteed by the federal government and are classified as current.
(2) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2022
Real estate – commercial mortgage	$10,753	$4,644	$2,473	$70,161	$7,605,804	$7,693,835
Commercial and industrial(1)	6,067	2,289	1,172	27,116	4,440,893	4,477,537
Real estate – residential mortgage	57,061	8,209	20,215	26,294	4,625,500	4,737,279
Real estate – home equity	5,666	2,444	2,704	6,105	1,085,919	1,102,838
Real estate – construction	1,762	1,758	—	1,368	1,265,037	1,269,925
Consumer	6,692	1,339	899	92	690,157	699,179
Leases and other loans(2)	348	122	—	13,307	285,177	298,954
Total	$88,349	$20,805	$27,463	$144,443	$19,998,487	$20,279,547
(1) Excludes delinquent PPP loans 30-59 days past due, 60-89 days past due and 90 days or more past due of $0.1 million, $0.7 million and $7.7 million, respectively, which are fully guaranteed by the federal government and are classified as current.
(2) Includes unearned income.

Collateral-Dependent Loans

A loan or a lease, is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the collateral-dependent loan's or lease's carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent loans or leases consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agriculture land, and vacant land.

Loan Modifications

On January 1, 2023, the Corporation adopted ASU 2022-02. Loan modifications reported below do not include modifications with insignificant payment delays. ASU 2022-02 lists the following factors when considering if the loan modification has insignificant payment delays: (1) the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value of the debt and will result in an insignificant shortfall in the contractual amount due, and (2) the delay in timing of the restructured payment period is insignificant relative to the frequency of payments due under the debt, the debt’s original contractual maturity or the debt’s original expected duration.

The ACL incorporates an estimate of lifetime expected credit losses and is recorded upon asset origination or acquisition. The starting point for the estimate of the ACL is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Corporation uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

The Corporation modifies loans by providing a concession when deemed appropriate. Depending on the circumstances, a term extension, interest rate reduction or principal forgiveness may be granted. In certain instances a combination of concessions maybe be provided to a customer.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL, a change to the ACL is generally not recorded upon modification. When principal forgiveness is provided, the amortized cost basis of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.

The following table presents the amortized cost basis during the three months ended March 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	Three months ended March 31, 2023
	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - commercial mortgage	$1,426	0.02%
Commercial and industrial	6,227	0.14
Real estate - residential mortgage	1,182	0.02
Total	$8,835

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty as of March 31, 2023.

Term Extension
Financial Effect
Real estate - commercial mortgage	Added a weighted-average 1.91 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.77 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 3.51 years to the life of loans, which reduced monthly payment amounts for the borrowers.

During the first quarter of 2023, there were no loans modified due to financial difficulty where there was an interest rate reduction or principal balance forgiveness.

During the first quarter of 2023, there were no loans modified due to financial difficulty that defaulted in the three months subsequent to modification.

The following table presents the performance of loans that have been modified in the last three months as of March 31, 2023.

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
	(dollars in thousands)
Real estate - commercial mortgage	$1,426	$—	$—	$—
Commercial and industrial	6,227	—	—	—
Real estate - residential mortgage	1,182	—	—	—
Total	$8,835	$—	$—	$—

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of March 31, 2023.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$34,217	$35,993
Originations of MSRs	196	1,355
Amortization	(1,331)	(1,724)
Balance at end of period	$33,082	$35,624

Valuation allowance:
Balance at beginning of period	$—	$(600)
Reduction (addition) to valuation allowance	—	600
Balance at end of period	$—	$—

Net MSRs at end of period	$33,082	$35,624
Estimated fair value of MSRs at end of period	$47,223	$47,609

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion and $4.2 billion as of March 31, 2023 and December 31, 2022, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $47.2 million and $50.0 million at March 31, 2023 and December 31, 2022 respectively. Based on its fair value analysis as of March 31, 2023, the Corporation determined that no valuation allowance was required as of March 31, 2023.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation's variable-rate loans. During the next twelve months, the Corporation estimates that an additional $28.3 million of unrealized losses will be reclassified as a decrease to interest income.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized loss of $70.6 million included in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the first quarter of 2023, $5.5 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Corporation's consolidated statements of income.

Foreign Exchange Contracts

The Corporation enters into foreign exchange contracts to accommodate the needs of its customers. Foreign exchange contracts are commitments to buy or sell foreign currency on a specific date at a contractual price. The Corporation limits its foreign exchange exposure with customers by entering into contracts with institutional counterparties to mitigate its foreign exchange risk. The Corporation also holds certain amounts of Foreign Currency Nostro Accounts. The Corporation limits the total overnight net foreign currency open positions, which is defined as an aggregate of all outstanding contracts, to $0.5 million.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2023		December 31, 2022
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$95,469	$420	$70,836	$182
Negative fair values	1,622	(11)	4,939	(51)
Forward Commitments
Positive fair values	—	—	—	—
Negative fair values	8,500	(31)	10,000	(147)
Interest Rate Derivatives with Customers
Positive fair values	422,891	10,324	171,317	3,337
Negative fair values	3,628,451	(220,342)	3,802,480	(280,401)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,628,451	125,932	3,802,480	161,956
Negative fair values	422,891	(10,690)	171,317	(3,703)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	1,500,000	5,646	600,000	1,321
Negative fair values	—	—	1,000,000	(12,163)
Foreign Exchange Contracts with Customers
Positive fair values	19,026	180	11,123	571
Negative fair values	10,290	(380)	3,672	(85)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	12,725	435	4,887	101
Negative fair values	7,836	(56)	8,280	(499)
The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended March 31, 2023
Interest Rate Products	$12,535	$12,535	$—	Interest Income	$(7,157)	$(7,157)	$—
Three months ended March 31, 2022
Interest Rate Products	(40,563)	(40,563)	—	Interest Income	1,948	1,948	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	Interest Income
	Three months ended March 31
	2023	2022
	(dollars in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(7,157)	$1,948
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(7,157)	1,948
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(7,157)	1,948
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended March 31
		2023	2022
		(dollars in thousands)
Mortgage banking derivatives (1)	Mortgage banking income	$394	$385
Interest rate derivatives	Other expense	—	—
Foreign exchange contracts	Other income	91	47
Net fair value gains/(losses) on derivative financial instruments		$485	$432
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Amortized cost (1)	$6,362	$7,180
Fair value	6,507	7,264
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $0.1 million for the three months ended March 31, 2023 compared to losses of $1.1 million for the three months ended March 31, 2022.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
March 31, 2023
Interest rate derivative assets	$141,902	$—	$—	$141,902
Foreign exchange derivative assets with correspondent banks	435	(435)	—	—
Total	$142,337	$(435)	$—	$141,902

Interest rate derivative liabilities	$231,032	$(5,641)	$(96,102)	$129,289
Foreign exchange derivative liabilities with correspondent banks	56	(435)	—	(379)
Total	$231,088	$(6,076)	$(96,102)	$128,910

December 31, 2022
Interest rate derivative assets	$166,614	$(8,071)	$—	$158,543
Foreign exchange derivative assets with correspondent banks	101	(101)	—	—
Total	$166,715	$(8,172)	$—	$158,543

Interest rate derivative liabilities	$296,267	$(2,771)	$(127,638)	$165,858
Foreign exchange derivative liabilities with correspondent banks	499	(101)	—	398
Total	$296,766	$(2,872)	$(127,638)	$166,256

(1) For interest rate derivative assets, amounts represent any derivative liability fair values that could be offset in the event of counterparty or customer default. For interest rate derivative liabilities, amounts represent any derivative asset fair values that could be offset in the event of counterparty or customer default.
(2) Amounts represent cash collateral received from the counterparty or posted by the Corporation on interest rate derivative transactions and foreign exchange contracts with financial institution counterparties. Interest rate derivatives with customers are collateralized by the same collateral securing the underlying loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended March 31, 2023	(dollars in thousands)
Net unrealized income on securities	$42,199	$(9,558)	$32,641
Reclassification adjustment for securities net change included in net income (1)	23	(5)	18
Amortization of net unrealized gains on AFS securities transferred to HTM (2)	1,910	(433)	1,477
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges(3)	12,535	(17,748)	(5,213)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges(3)	7,157	(1,621)	5,536
Amortization of net unrecognized pension and postretirement items (4)	32	(7)	25
Total Other Comprehensive Income	$63,856	$(29,372)	$34,484
Three months ended March 31, 2022
Net unrealized losses on securities	$(199,068)	$45,208	$(153,860)
Reclassification adjustment for securities net change included in net income (1)	19	(4)	15
Amortization of net unrealized gains on AFS securities transferred to HTM (2)	564	(128)	436
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(40,563)	9,187	(31,376)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	(1,948)	442	(1,506)
Amortization of net unrecognized pension and postretirement items (4)	32	(7)	25
Total Other Comprehensive Loss	$(240,964)	$54,698	$(186,266)

(1) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities gains, net" on the Consolidated Statements of Income. See "Note 4 -Investment Securities," for additional details.
(2) Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income" on the Consolidated Statements of Income.
(3) Tax effect includes reversal of swap deferred tax benefit upon termination.
(4) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income. See "Note 12 - Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended March 31, 2023
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)
OCI before reclassifications	32,641	—	—	32,641
Amounts reclassified from AOCI	18	323	25	366
Amortization of net unrealized losses on AFS securities transferred to HTM	1,477	—	—	1,477
Balance at March 31, 2023	$(282,095)	$(61,453)	$(7,444)	$(350,992)
Three months ended March 31, 2022
Balance at December 31, 2021	$40,441	$(4,817)	$(8,213)	$27,411
OCI before reclassifications	(153,860)	—	—	(153,860)
Amounts reclassified from AOCI	15	(32,882)	25	(32,842)
Amortization of net unrealized losses on AFS securities transferred to HTM	436	—	—	436
Balance at March 31, 2022	$(112,968)	$(37,699)	$(8,188)	$(158,855)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$6,507	$—	$6,507
Available for sale investment securities:
U.S. Government securities	220,053	—	—	220,053
U.S. Government-sponsored agency securities	—	1,017	—	1,017
State and municipal securities	—	1,067,598	—	1,067,598
Corporate debt securities	—	439,034	—	439,034
Collateralized mortgage obligations	—	130,450	—	130,450
Residential mortgage-backed securities	—	212,574	—	212,574
Commercial mortgage-backed securities	—	571,663	—	571,663
Total available for sale investment securities	220,053	2,422,336	—	2,642,389
Other assets:
Investments held in Rabbi Trust	26,211	—	—	26,211
Derivative assets	615	142,322	—	142,937
Total assets	$246,879	$2,571,165	$—	$2,818,044
Other liabilities:
Deferred compensation liabilities	$26,211	$—	$—	$26,211
Derivative liabilities	436	231,074	—	231,510
Total liabilities	$26,647	$231,074	$—	$257,721

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$7,264	$—	$7,264
Available for sale investment securities:
U.S. Government securities	218,485	—	—	218,485
U.S. Government sponsored agency securities	—	1,008	—	1,008
State and municipal securities	—	1,105,712	—	1,105,712
Corporate debt securities	—	422,309	—	422,309
Collateralized mortgage obligations	—	134,033	—	134,033
Residential mortgage-backed securities	—	212,698	—	212,698
Commercial mortgage-backed securities	—	552,522	—	552,522
Total available for sale investment securities	218,485	2,428,282	—	2,646,767
Other assets:
Investments held in Rabbi Trust	23,435	—	—	23,435
Derivative assets	672	166,796	—	167,468
Total assets	$242,592	$2,602,342	$—	$2,844,934
Other liabilities:
Deferred compensation liabilities	$23,435	$—	$—	$23,435
Derivative liabilities	584	296,465	—	297,049
Total liabilities	$24,019	$296,465	$—	$320,484

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2023 and December 31, 2022 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($432.0 million at March 31, 2023 and $415.4 million at December 31, 2022) and other corporate debt issued by non-financial institutions ($7.0 million at March 31, 2023 and $6.9 million December 31, 2022).

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at March 31, 2023 and December 31, 2022. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.6 million at March 31, 2023 and $0.7 million at December 31, 2022). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.4 million at March 31, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($141.9 million at March 31, 2023 and $166.6 million at December 31, 2022). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.4 million at March 31, 2023 and $0.6 million at December 31, 2022).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors (nominal at March 31, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($231.0 million at March 31, 2023 and $296.3 million at December 31, 2022).

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

Certain financial instruments are not measured at fair value on an ongoing basis, but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Loans, net	$113,799	$121,115
OREO	3,304	5,790
MSRs(1)	47,223	50,044
Total assets	$164,326	$176,949
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

•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2023 valuation were 8.2% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments as of March 31, 2023 and December 31, 2022.

	March 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$566,753	$566,753	$—	$—	$566,753
FRB and FHLB stock	107,605	—	107,605	—	107,605
Loans held for sale	6,507	—	6,507	—	6,507
AFS securities	2,642,389	220,053	2,422,336	—	2,642,389
HTM securities	1,307,712	—	1,125,027	—	1,125,027
Loans, net	20,391,493	—	—	19,132,951	19,132,951
Accrued interest receivable	90,267	90,267	—	—	90,267
Other assets	619,022	426,173	142,322	50,527	619,022
FINANCIAL LIABILITIES
Demand and savings deposits	$18,461,527	$18,461,527	$—	$—	$18,461,527
Brokered deposits	960,919	161,395	798,376	—	959,771
Time deposits	1,894,138	—	1,858,982	—	1,858,982
Accrued interest payable	11,892	11,892	—	—	11,892
Federal funds purchased	525,000	525,000	—	—	525,000
Federal Home Loan Bank advances	747,000	747,000	—	—	747,000
Senior debt and subordinated debt	539,814	—	468,896	—	468,896
Other borrowings	634,956	633,815	1,095	—	634,910
Other liabilities	409,353	160,740	231,074	17,539	409,353

	December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$681,921	$681,921	$—	$—	$681,921
FRB and FHLB stock	130,186	—	130,186	—	130,186
Loans held for sale	7,264	—	7,264	—	7,264
AFS securities	2,646,767	218,485	2,428,282	—	2,646,767
HTM securities	1,321,256	—	1,125,049	—	1,125,049
Loans, net	20,010,181	—	—	18,862,701	18,862,701
Accrued interest receivable	91,579	91,579	—	—	91,579
Other assets	642,049	419,419	166,796	55,834	642,049
FINANCIAL LIABILITIES
Demand and savings deposits	$18,851,912	$18,851,912	$—	$—	$18,851,912
Brokered deposits	208,416	188,416	25,085	—	213,501
Time deposits	1,589,210	—	1,574,747	—	1,574,747
Accrued interest payable	10,185	10,185	—	—	10,185
Federal funds purchased	191,000	190,998	—	—	190,998
Federal Home Loan Bank advances	1,250,000	1,249,629	—	—	1,249,629
Senior debt and subordinated debt	539,634	—	456,867	—	456,867
Other borrowings	890,573	889,393	1,180	—	890,573
Other liabilities	467,705	154,912	296,465	16,328	467,705

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

As of March 31, 2023, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31
	2023	2022
Weighted average shares outstanding (basic)	166,605	160,588
Impact of common stock equivalents	1,796	1,323
Weighted average shares outstanding (diluted)	168,401	161,911
Per share:
Basic	$0.39	$0.38
Diluted	0.39	0.38

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

The Corporation also grants equity awards to non-employee members of its board of directors and the Bank board of directors under the Directors’ Plan. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee Corporation and Bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

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

As of March 31, 2023, the Employee Equity Plan had approximately 5.0 million shares reserved for future grants through 2032, and the Directors’ Plan had approximately 44,000 shares reserved for future grants through 2029.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Compensation expense	$1,668	$2,955
Tax benefit	(362)	(603)
Total stock-based compensation, net of tax	$1,306	$2,352

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Interest cost	$856	$598
Expected return on plan assets	(877)	(1,098)
Net amortization and deferral	80	163
Net periodic pension cost	$59	$(337)

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Interest cost	$13	$8
Net accretion and deferral	(136)	(131)
Net periodic benefit	$(123)	$(123)

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

NOTE 13 – Commitments and Contingencies

Commitments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers or obligors.

Commitments to extend credit are agreements to lend to a borrower or obligor as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower or obligor. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each borrower's or obligor's creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon an extension of credit is based on management's credit evaluation of the borrower or obligor. Collateral held varies but may include accounts receivable, inventory, property, equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued to guarantee the financial or performance obligation of a borrower or obligor to a third party. Commercial letters of credit are conditional commitments issued to facilitate foreign and domestic trade transactions for borrowers or obligors. The credit risk involved in issuing letters of credit is similar to that involved in extending loan facilities. These obligations are underwritten consistent with commercial lending standards. The maximum exposure to loss for standby and commercial letters of credit is equal to the contractual (or notional) amount of the instruments.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Commitments to extend credit	$8,902,212	$8,695,621
Standby letters of credit	258,922	260,829
Commercial letters of credit	57,912	49,288

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of March 31, 2023 and December 31, 2022, the total reserve for losses on residential mortgage loans sold was $1.4 million and $1.4 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $6.0 million and $6.0 million, as of March 31, 2023 and December 31, 2022, respectively, related to additional credit exposures for potential loan repurchases.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion relates to the Corporation, a financial holding company registered under the BHCA and corporation incorporated under the laws of the Commonwealth of Pennsylvania, and its wholly owned subsidiaries. Management's Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

OVERVIEW

The Corporation is a financial holding company, which, through its wholly owned banking subsidiary, provides a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia.

The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is FTE net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses on loans and OBS credit risks, non-interest expenses and income taxes.

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended March 31
	2023	2022
	(dollars in thousands, except per share data)
Net income	$68,314	$64,288
Net income available to common shareholders	$65,752	$61,726
Diluted net income available to common shareholders per share	$0.39	$0.38
Return on average assets, annualized	1.03%	1.02%
Return on average common shareholders' equity	11.02%	10.03%
Return on average common shareholders' equity (tangible), annualized(1)	14.46%	12.88%
Net interest margin(2)	3.53%	2.78%
Efficiency ratio(1)	58.5%	65.8%
Non-performing assets to total assets	0.62%	0.64%
Net charge-offs (recoveries) to average loans	0.27%	(0.02)%
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

Federal Funds Rate

After maintaining the target range for the Fed Funds Rate at 0.00% to 0.25% from March 16, 2020, as COVID-19 weighed on global economic activity, through March 16, 2022, the FOMC increased the target range for the Feds Fund Rate ten times to address elevated levels of inflation, placing the target range for the Fed Funds Rate at 5.00% - 5.25% as of May 9, 2023.

Financial Highlights

Following is a summary of the financial highlights for the three months ended March 31, 2023:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $65.8 million for the three months ended March 31, 2023, a $4.1 million increase compared to $61.7 million for the same period in 2022. Diluted net income available to common shareholders, per share was $0.39 for the three months ended March 31, 2023, a $0.01 increase compared to the same period in 2022.

•Net Interest Income - Net interest income was $215.6 million for the three months ended March 31, 2023, an increase of $54.3 million, or 33.6%, compared to the same period in 2022. The increase was driven by higher interest rates and an increase in average balances for net loans and investment securities, partially offset by an increase in the average balance of higher-cost borrowings and other interest-bearing liabilities and deposits.

•Net Interest Margin - For the three months ended March 31, 2023, NIM increased to 3.53%, or 75 bps, compared to the same period in 2022, driven by a 189 bps increase in the yield on net loans, a 31 bps increase in the yield on investment securities and a 271 increase in the yield on other interest-earning assets, partially offset by a 106 bps increase in the cost of funds.

•Loan Growth - Average net loans increased $2.1 billion, or 11.3%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in average net loans was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average commercial and industrial loans, average consumer loans and average real estate construction loans of $903.4 million, $426.1 million, $352.9 million, $250.1 million and $138.5 million, respectively.

•Deposit Decrease - Average deposits decreased $905.9 million, or 4.2%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in average deposits was largely due to decreases in average noninterest-bearing demand deposits of $789.5 million and average interest-bearing demand deposits of $338.4 million, partially offset by an increase in average brokered deposits of $189.3 million.

•Borrowings and Other Interest-Bearing Liabilities Increase - Average borrowings and other interest-bearing liabilities increased $2.0 billion, for the three months ended March 31, 2023 compared to the same period in 2022. The increase in borrowings and other interest-bearing liabilities was primarily due to increases in average Federal Home Loan Bank advances and Federal funds purchased of $1,262 million and $505.1 million, respectively.

•Asset Quality - Non-performing assets decreased $9.8 million, or 5.5%, as of March 31, 2023 compared to December 31, 2022, and were 0.62% and 0.66% of total assets as of those dates, respectively. Annualized net charge-offs to average loans outstanding was 0.27% for the three months ended March 31, 2023, compared to annualized recoveries of (0.02)% for the same period in 2022. The provision for credit losses was $24.5 million for the three months ended March 31, 2023, compared to a negative provision of $7.0 million for the same period in 2022. The increase in provision for credit losses was primarily driven by loan growth and changes to the macroeconomic outlook.

•Non-interest Income - Non-interest income, excluding investment securities gains, for the three months ended March 31, 2023, decreased $3.5 million, or 6.3%, compared to the same period in 2022. The decrease in non-interest income was primarily due to decreases of $2.6 million in mortgage banking income mainly due to lower loan sale volumes and lower spreads, $1.4 million in wealth management primarily due to market performance and $1.1 million from lower income from equity method investments, reflected in other income, partially offset by an increase of $1.5 million in commercial banking income.

•Non-interest Expense - Non-interest expense, excluding merger-related expenses of $0.4 million in the first quarter of 2022, increased $14.0 million, or 9.6%. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $4.8 million in salaries and employee benefits expense, $2.0 million in other outside services expense, $1.6 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, $1.5 million in data processing and software expense, $0.6 million in professional fees, $0.6 million in marketing expense and $0.5 million in intangible amortization expense due to the acquisition of Prudential Bancorp. Additional drivers of the increase in non-interest expense were an unfavorable change in owned asset expense due to a $1.5 million gain on sale recorded on owned assets in the first quarter of 2022 and a $0.8 million contingent liability recorded in the first quarter of 2023, in each case, reflected in other expense.

•Income Taxes - The Corporation's ETR was 17.9% for the three months ended March 31, 2023, compared to 17.3% for the full-year of 2022. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various programs.

Critical Accounting Policies

The Corporation's accounting policies are fundamental to understanding Management’s Discussion. Critical policies are those that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The Corporation's critical accounting policies are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended March 31
	2023	2022
	(dollars in thousands, except per share data)

Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$65,752	$61,726
Plus: Intangible amortization	674	176
Plus: Merger-related expenses	—	401
Less: Tax impact of adjustments	(142)	(122)
Operating net income available to common shareholders (numerator)	$66,284	$62,181

Average shareholders' equity	$2,613,316	$2,688,834
Less: Average goodwill and intangible assets	(561,744)	(537,976)
Less: Average preferred stock	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$1,858,694	$1,957,980
Return on average common shareholders' equity (tangible)	14.46%	12.88%

Efficiency ratio
Non-interest expense	$159,616	$145,978
Less: Amortization of tax credit investments	—	(696)
Less: Merger-related expenses	—	(401)
Less: Intangible amortization	(674)	(176)
Non-interest expense (numerator)	$158,942	$144,705

Net interest income	$215,587	$161,310
Tax equivalent adjustment	4,414	3,288
Plus: Total non-interest income	51,753	55,256
Less: Investment securities (gains) losses, net	(23)	(19)
Total revenue (denominator)	$271,731	$219,835
Efficiency ratio	58.5%	65.8%

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Net Interest Income

Net interest income was $215.6 million for the three months ended March 31, 2023, an increase of $54.3 million or 33.6%, compared to the same period in 2022. For the three months ended March 31, 2023, net interest margin increased to 3.53%, or 75 bps, compared to the same period in 2022. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, "Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended March 31
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans (1)	$20,463,096	$263,065	5.21%	$18,383,118	$151,127	3.32%
Investment securities (2)	4,289,643	27,522	2.60	4,226,352	24,251	2.29
Other interest-earning assets	493,130	3,648	3.00	1,286,723	912	0.29
Total interest-earning assets	25,245,869	294,235	4.73	23,896,193	176,290	2.98
Noninterest-earning assets:
Cash and due from banks	141,254			162,320
Premises and equipment	223,025			219,932
Other assets	1,563,806			1,595,039
Less: ACL - loans (3)	(273,301)			(251,022)
Total Assets	$26,900,653			$25,622,462
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,326,566	$8,455	0.64%	$5,664,987	$728	0.05%
Savings and money market deposits	6,469,468	20,535	1.29	6,436,548	1,021	0.06
Brokered deposits	439,670	5,173	4.77	250,350	216	0.35
Time deposits	1,696,878	7,458	1.78	1,697,063	3,640	0.87
Total interest-bearing deposits	13,932,582	41,621	1.21	14,048,948	5,605	0.16
Borrowings and other interest-bearing liabilities	3,058,684	32,613	4.32%	1,033,815	6,087	2.39
Total interest-bearing liabilities	16,991,266	74,234	1.78	15,082,763	11,692	0.31
Noninterest-bearing liabilities:
Demand deposits	6,641,741			7,431,235
Other liabilities	654,330			419,630
Total Liabilities	24,287,337			22,933,628
Total Deposits/Cost of deposits	20,574,323		0.82	21,480,183		0.11
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	23,633,007		1.27	22,513,998		0.21
Shareholders’ equity	2,613,316			2,688,834
Total Liabilities and Shareholders’ Equity	$26,900,653			$25,622,462
Net interest income/FTE NIM		220,001	3.53%		164,598	2.78%
Tax equivalent adjustment		(4,414)			(3,288)
Net interest income		$215,587			$161,310
(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended March 31, 2023 in comparison to the same period in 2022:

	2023 vs. 2022 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans (1)	$18,559	$93,379	$111,938
Investment securities	326	2,945	3,271
Other interest-earning assets	(895)	3,631	2,736
Total interest income	$17,990	$99,955	$117,945
Interest expense on:
Demand deposits	$(44)	$7,771	$7,727
Savings and money market deposits	5	19,509	19,514
Brokered deposits	280	4,677	4,957
Time deposits	—	3,818	3,818
Borrowings and other interest-bearing liabilities	18,782	7,744	26,526
Total interest expense	$19,023	$43,519	$62,542
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the first quarter of 2022, FTE total interest income for the first quarter of 2023 increased $117.9 million, or 66.9%, primarily due to an increase of $100.0 million attributable to changes in yield, of which $93.4 million related to net loans. The yield on average interest-earning assets increased 175 bps in the first quarter of 2023 compared to the same period in 2022.

In the first quarter of 2023, interest expense increased $62.5 million compared to the first quarter of 2022, primarily driven by the increase in rate on interest-bearing liabilities resulting in a $43.5 increase in interest expense. The increase in interest expense attributable to rate was driven by the increases in the rates on savings and money market deposits, demand deposits and borrowings and other interest-bearing liabilities. The increase in volume of borrowings and other interest-bearing liabilities contributed an increase of $18.8 million in interest expense, primarily due to a decrease in average noninterest-bearing deposits.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2023		2022		in Balance
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,720,975	5.55%	$7,294,914	3.19%	$426,061	5.8%
Commercial and industrial	4,565,923	5.75	4,213,014	3.06	352,909	8.4
Real estate – residential mortgage	4,790,868	3.58	3,887,428	3.30	903,440	23.2
Real estate – home equity	1,086,032	6.37	1,106,319	3.74	(20,287)	(1.8)
Real estate – construction	1,276,145	6.29	1,137,649	3.05	138,496	12.2
Consumer	721,248	5.38	471,129	5.15	250,119	53.1
Leases and other loans(1)	301,905	4.09	272,665	3.79	29,240	10.7
Total loans	$20,463,096	5.21%	$18,383,118	3.32%	$2,079,978	11.3%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the first quarter of 2023, average loans increased $2.1 billion, or 11.3%, compared to the same period in 2022. The increase in average loans was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average commercial and industrial loans and average consumer loans of $903.4 million, $426.1 million, $352.9 million and $250.1 million, respectively. The yield on total loans increased 189 bps to 5.21% for the first quarter of 2023, compared to 3.32% for the same period in 2022, due to rising market interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease) in Balance
	2023		2022
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,641,741	—%	$7,431,235	—%	$(789,494)	(10.6)%
Interest-bearing demand	5,326,566	0.64	5,664,987	0.05	(338,421)	(6.0)
Savings and money market deposits	6,469,468	1.29	6,436,548	0.06	32,920	0.5
Total demand deposits and savings and money market deposits	18,437,775	0.64	19,532,770	0.04	(1,094,995)	(5.6)
Brokered deposits	439,670	4.77	250,350	0.35	189,320	75.6
Time deposits	1,696,878	1.78	1,697,063	0.87	(185)	—
Total deposits	$20,574,323	0.82%	$21,480,183	0.11%	$(905,860)	(4.2)%

The cost of total deposits increased 71 bps, to 0.82%, for the first quarter of 2023 compared to 0.11% for the same period in 2022, due to an increase in rates and the change in mix of deposits. The rate on total demand deposits and savings and money market deposits increased to 0.64 bps for the first quarter of 2023 compared to 0.04% for the same period in 2022. Average noninterest-bearing demand deposits and average interest-bearing demand deposits decreased $789.5 million and $338.4 million, respectively, for the first quarter of 2023 compared to the same period in 2022. Average brokered deposits increased $189.3 million during the first quarter of 2023 compared to the same period in 2022.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31				Increase (Decrease)
	2023		2022		in Balance
	Balance	Rate	Balance	Rate	$	%
Borrowings and other interest-bearing liabilities:	(dollars in thousands)
Federal funds purchased	$505,142	4.85%	$—	—%	$505,142	N/M
Federal Home Loan Bank advances	1,261,589	4.97	—	—	1,261,589	N/M
Senior debt and subordinated debt	539,726	4.02	608,961	3.97	(69,235)	(11.4)
Other borrowings and other interest bearing liabilities(1)	752,227	3.11	424,854	0.12	327,373	77.1
Total borrowings and other interest-bearing liabilities	$3,058,684	4.32%	$1,033,815	2.39%	$2,024,869	N/M
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities increased $2.0 billion in the first quarter of 2023 compared to the same period in 2022. Average total borrowings and other interest-bearing liabilities increased primarily as a result of decrease in average total deposits and an increase in the average net loan balance. Average Federal Home Loan Bank advances, average Federal funds purchased and average other borrowings and other interest-bearing liabilities increased $1.3 billion, $0.5 billion and $0.3 billion, respectively.

Provision for Credit Losses

The provision for credit losses was $24.5 million for the first quarter of 2023 compared to a negative provision of $7.0 million for the same period in 2022. The increase in provision for credit losses was primarily driven by loan growth and changes to the macroeconomic outlook.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Wealth management	$18,062	$19,428	$(1,366)	(7.0)%
Commercial banking:
Merchant and card	6,834	6,097	737	12.1
Cash management	5,515	5,428	87	1.6
Capital markets	2,344	1,676	668	39.9
Other commercial banking	2,820	2,807	13	0.5
Total commercial banking	17,513	16,008	1,505	9.4
Consumer banking:
Card	6,243	5,796	447	7.7
Overdraft	2,733	3,772	(1,039)	(27.5)
Other consumer banking	2,241	2,106	135	6.4
Total consumer banking	11,217	11,674	(457)	(3.9)
Mortgage banking:
Gains on sales of mortgage loans	656	3,026	(2,370)	(78.3)
Mortgage servicing income	1,314	1,550	(236)	(15.2)
Total mortgage banking	1,970	4,576	(2,606)	(56.9)
Other	2,968	3,551	(583)	(16.4)
Non-interest income before investment securities gains	51,730	55,237	(3,507)	(6.3)
Investment securities gains (losses), net	23	19	4	21.1
Total Non-Interest Income	$51,753	$55,256	$(3,503)	(6.3)%

Excluding net investment securities gains, non-interest income decreased $3.5 million, or 6.3%, in the first quarter of 2023 compared to the same period in 2022. The decrease in non-interest income was primarily due to decreases of $2.6 million in mortgage banking income mainly due to lower loan sale volumes and lower spreads, $1.4 million in wealth management primarily due to market performance and $1.1 million from lower income from equity method investments, reflected in other income, partially offset by an increase of $1.5 million in commercial banking income.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Salaries and employee benefits	$89,283	$84,464	$4,819	5.7%
Data processing and software	15,796	14,315	1,481	10.3
Net occupancy	14,438	14,522	(84)	(0.6)
Other outside services	10,126	8,167	1,959	24.0
FDIC insurance	4,795	3,209	1,586	49.4
State taxes	3,479	3,037	442	14.6
Equipment	3,389	3,423	(34)	(1.0)
Professional fees	2,392	1,792	600	33.5
Marketing	1,886	1,320	566	42.9
Intangible amortization	674	176	498	N/M
Merger-related expenses	—	401	(401)	N/M
Other	13,358	11,152	2,206	19.8
Total non-interest expense	$159,616	$145,978	$13,638	9.3%

Non-interest expense, excluding merger-related expenses of $0.4 million in the first quarter of 2022, increased $14.0 million, or 9.6%. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $4.8 million in salaries and employee benefits expense primarily due to merit increases and an increase in wages experienced in the banking industry, $2.0 million in other outside services expense, $1.6 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, $1.5 million in data processing and software expense due to a continued focus on technology initiatives and development, $0.6 million in professional fees, $0.6 million in marketing expense and $0.5 million in intangible amortization expense due to the acquisition of Prudential Bancorp. Additional drivers of the increase in non-interest expense were an unfavorable change in owned asset expense due to a $1.5 million gain on sale recorded on owned assets in the first quarter of 2022 and a $0.8 million contingent liability recorded in the first quarter of 2023, in each case, reflected in other expense.

Income Taxes

Income tax expense for the three months ended March 31, 2023 was $14.9 million, a $1.6 million increase from $13.3 million for the same period in 2022. The Corporation's ETR was 17.9% for the three months ended March 31, 2023 compared to 17.3% for the full-year in 2022.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	March 31, 2023	December 31, 2022	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$566,753	$681,921	$(115,168)	(16.9)%
FRB and FHLB Stock	107,605	130,186	(22,581)	(17.3)
Loans held for sale	6,507	7,264	(757)	(10.4)
Investment securities	3,950,101	3,968,023	(17,922)	(0.5)
Net loans, less ACL - loans	20,391,493	20,010,181	381,312	1.9
Net premises and equipment	216,059	225,141	(9,082)	(4.0)
Goodwill and intangibles	563,502	560,824	2,678	0.5
Other assets	1,310,156	1,348,162	(38,006)	(2.8)
Total Assets	$27,112,176	$26,931,702	$180,474	0.7%
Liabilities and Shareholders' Equity
Deposits	$21,316,584	$20,649,538	$667,046	3.2%
Borrowings	2,446,770	2,871,207	(424,437)	(14.8)
Other liabilities	729,824	831,200	(101,376)	(12.2)
Total Liabilities	24,493,178	24,351,945	141,233	0.6
Total Shareholders' Equity	2,618,998	2,579,757	39,241	1.5
Total Liabilities and Shareholders' Equity	$27,112,176	$26,931,702	$180,474	0.7%

Cash and Cash Equivalents

Compared to December 31, 2022, cash and cash equivalents at March 31, 2023 decreased $115.2 million, or 16.9%, primarily due to a $381.3 million increase in net loans.

Other Liabilities

Compared to December 31, 2022, other liabilities decreased $101.4 million at March 31, 2023, primarily due to a decrease in the value of interest rate derivatives.

Shareholders' Equity

Compared to December 31, 2022, shareholders' equity at March 31, 2023 increased $39.2 million, primarily due to a $40.9 million increase in retained earnings from net income of $68.3 million, partially offset by common stock dividends of $24.8 million and the preferred stock dividend of $2.6 million. In addition, compared to December 31, 2022, accumulated other comprehensive loss decreased by $34.5 million, partially offset by an increase in treasury stock of $39.4 million primarily due to the repurchase of 2.4 million shares of the Corporation's common stock for $40.4 million.

See "Note 8 - Accumulated Other Comprehensive (Loss) Income" of the Notes to Consolidated Financial Statements for additional details.

On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock through December 31, 2023. During the three months ended March 31, 2023, 2.4 million shares of the Corporation's common stock were repurchased under this program. In March 2023, the Corporation paused its share repurchase program. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for further details on the repurchase program and activity.

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2023	December 31, 2022	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$220,053	$218,485	$1,568	0.7%
U.S. Government-sponsored agency securities	1,017	1,008	9	0.9
State and municipal securities	1,067,598	1,105,712	(38,114)	(3.4)
Corporate debt securities	439,034	422,309	16,725	4.0
Collateralized mortgage obligations	130,450	134,033	(3,583)	(2.7)
Residential mortgage-backed securities	212,574	212,698	(124)	(0.1)
Commercial mortgage-backed securities	571,663	552,522	19,141	3.5
Total available for sale securities	$2,642,389	$2,646,767	$(4,378)	(0.2)%
Held to Maturity
Residential mortgage-backed securities	$444,431	$457,325	$(12,894)	(2.8)%
Commercial mortgage-backed securities	863,281	863,931	(650)	(0.1)
Total held to maturity securities	$1,307,712	$1,321,256	$(13,544)	(1.0)%

Total Investment Securities	$3,950,101	$3,968,023	$(17,922)	(0.5)%

Compared to December 31, 2022, total AFS securities at March 31, 2023 decreased $4.4 million, or 0.2%, primarily due to a decrease of $38.1 million in state and municipal securities, partially offset by increases in commercial mortgage-backed securities and corporate debt securities of $19.1 million and $16.7 million, respectively.

At March 31, 2023, total HTM securities decreased $13.5 million compared to December 31, 2022, primarily driven by a decrease of $12.9 million in residential mortgage-backed securities due to paydowns.

Loans

The following table presents ending loans outstanding by type:

	March 31, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,746,920	$7,693,835	$53,085	0.7%
Commercial and industrial	4,600,696	4,477,537	123,159	2.8
Real estate – residential mortgage	4,880,919	4,737,279	143,640	3.0
Real estate – home equity	1,074,712	1,102,838	(28,126)	(2.6)
Real estate – construction	1,326,754	1,269,925	56,829	4.5
Consumer	730,775	699,179	31,596	4.5
Leases and other loans	340,595	328,331	12,264	3.7
Gross loans	20,701,371	20,308,924	392,447	1.9
Unearned income	(31,183)	(29,377)	(1,806)	(6.1)
Net loans	$20,670,188	$20,279,547	$390,641	1.9%

During the three months ended March 31, 2023, net loans increased $390.6 million, or 1.9%, compared to December 31, 2022, primarily due to increases in residential mortgage loans, commercial and industrial loans, construction loans and commercial mortgage loans of $143.6 million, $123.2 million, $56.8 million and $53.1 million, respectively.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of March 31, 2023, approximately $9.1 billion, or 43.9%, of the loan portfolio was comprised of commercial mortgage loans and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $100.0 million as of March 31, 2023. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	March 31, 2023	December 31, 2022
Real estate(1)	46.3%	43.9%
Health care	6.6	6.5
Manufacturing	6.2	6.8
Agriculture	5.3	5.4
Other services	4.6	4.7
Construction(2)	4.3	4.7
Hospitality and food services	3.5	3.6
Wholesale trade	3.2	3.1
Retail	3.1	3.1
Educational services	2.8	2.8
Professional, scientific and technical services	2.2	1.8
Arts, entertainment and recreation	2.1	2.0
Transportation and warehousing	1.3	1.3
Public administration	1.1	1.2
Administrative and Support	1.0	1.1
Other	6.4	8.0
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2023:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended March 31, 2023
Balance at December 31, 2022	$27,116	$70,161	$1,368	$26,294	$6,197	$13,307	$144,443
Additions	7,715	7,106	—	76	2,553	—	17,450
Payments	(2,340)	(5,724)	(90)	(594)	(485)	(333)	(9,566)
Charge-offs	(612)	(13,362)	—	—	(2,206)	(723)	(16,903)
Transfers to accrual status	—	228	—	(228)	—	—	—
Transfers to OREO	—	—	—	(1,121)	—	—	(1,121)
Balance at March 31, 2023	$31,879	$58,409	$1,278	$24,427	$6,059	$12,251	$134,303

During the first quarter of 2023, non-accrual loans decreased approximately $10.1 million, or 7.0%, as a result of higher charge-offs and payments, partially offset by the additions to non-accrual loans.

The following table summarizes non-performing assets as of the periods shown below:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Non-accrual loans	$134,303	$144,443
Loans 90 days or more past due and still accruing(1)	30,336	27,463
Total non-performing loans	164,639	171,906
OREO (2)	3,304	5,790
Total non-performing assets	$167,943	$177,696
Non-accrual loans to total loans	0.65%	0.71%
Non-performing loans to total loans	0.80%	0.85%
Non-performing assets to total assets	0.62%	0.66%
ACL - loans to non-performing loans	169%	157%
(1) Excludes PPP loans which are fully guaranteed by the federal government of $1.6 million and $7.7 million as of March 31, 2023 and December 31, 2022, respectively.
(2) Excludes $9.6 million and $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2023 and December 31, 2022, respectively.

Non-performing loans at March 31, 2023 decreased $7.3 million, or 4.2%, compared to $171.9 million as of December 31, 2022. Non-performing loans as a percentage of total loans were 0.80% at March 31, 2023 and 0.85% at December 31, 2022. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and leases and other loans is based on payment history, through the monitoring of delinquency levels and trends.

Total internally risk-rated loans were $13.4 billion, of which $0.8 billion were criticized and classified, as of March 31, 2023, and $13.2 billion, of which $0.8 billion were criticized and classified, as of December 31, 2022. For a description of the Corporation's risk ratings, see "Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention (1)		Increase (Decrease)		Substandard or Lower (2)		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2023	December 31, 2022	$	%	March 31, 2023	December 31, 2022	$	%	March 31, 2023	December 31, 2022
	(dollars in thousands)
Real estate - commercial mortgage	$306,252	$306,381	$(129)	—%	$186,893	$184,014	$2,879	1.6%	$493,145	$490,395
Commercial and industrial	145,455	133,943	11,512	8.6	112,086	95,546	16,540	17.3	257,541	229,489
Real estate - construction (3)	30,501	21,603	8,898	41.2	11,054	10,601	453	4.3	41,555	32,204
Total	$482,208	$461,927	$20,281	4.4%	$310,033	$290,161	$19,872	6.8%	$792,241	$752,088

% of total risk rated loans	3.6%	3.5%			2.3%	2.2%			5.9%	5.7%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures

	March 31, 2023	December 31, 2022
	(dollars in thousands)
ACL - loans	$278,695	$269,366

ACL - OBS credit exposure (1)	$17,539	$16,328
(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL:

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Average balance of net loans	$20,463,096	$18,383,118

Balance of ACL at beginning of period	$269,366	$249,001

Loans charged off:
Real estate – commercial mortgage	(13,362)	(152)
Commercial and industrial	(612)	(227)
Real estate – residential mortgage	—	—
Consumer and real estate - home equity	(2,206)	(1,052)
Real estate – construction	—	—
Leases and other loans	(723)	(469)
Total loans charged off	(16,903)	(1,900)
Recoveries of loans previously charged off:
Real estate – commercial mortgage	786	112
Commercial and industrial	1,086	1,980
Real estate – residential mortgage	48	222
Consumer and real estate - home equity	661	454
Real estate – construction	202	32
Leases and other loans	116	154
Total recoveries	2,899	2,954
Net loans charged off/(recoveries)	(14,004)	1,054
Provision for credit losses	23,333	(6,350)
Balance of ACL at end of period	$278,695	$243,705
Provision for OBS credit exposures	$1,211	$(600)
Reserve for OBS credit exposures(1)	$17,539	$13,933
Net charge-offs to average loans (annualized)	0.27%	(0.02)%
(1) Reserve for OBS credit exposures is recorded with other liabilities on the consolidated balance sheets..

The provision for credit losses, specific to loans, for the three months ended March 31, 2023 was $23.3 million, compared to a negative provision of $6.4 million recorded for the same period in 2022. The ACL includes qualitative loan adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	March 31, 2023		December 31, 2022
	ACL - loans	% to Total Net Loans (1)	ACL - loans	% to Total Net Loans (1)
	(dollars in thousands)
Real estate - commercial mortgage	$66,256	37.5%	$69,456	37.9%
Commercial and industrial	77,126	22.3	70,116	22.0
Real estate - residential mortgage	86,209	23.6	83,250	23.3
Consumer, home equity and leases and other loans	37,458	10.2	35,801	10.5
Real estate - construction	11,646	6.4	10,743	6.3
Total ACL - loans	$278,695	100.0%	$269,366	100.0%
(1) Ending loan balances as a % of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	March 31, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,403,484	$7,006,388	$(602,904)	(8.6)%
Interest-bearing demand	5,478,237	5,410,903	67,334	1.2
Savings and money market deposits	6,579,806	6,434,621	145,185	2.3
Total demand and savings	18,461,527	18,851,912	(390,385)	(2.1)
Brokered deposits	960,919	208,416	752,503	N/M
Time deposits	1,894,138	1,589,210	304,928	19.2
Total deposits	$21,316,584	$20,649,538	$667,046	3.2%

During the first quarter of 2023, total deposits increased by $667.0 million, or 3.2%, compared to year-end 2022. The increase in total deposits was primarily due to increases in brokered deposits, time deposits and savings and money market deposits of $752.5 million, $304.9 million and $145.2 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits of $602.9 million.

The following table presents ending borrowings by type:

	March 31, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Federal funds purchased	$525,000	$191,000	$334,000	N/M
Federal Home Loan Bank advances	747,000	1,250,000	(503,000)	(40.2)
Senior debt and subordinated debt	539,814	539,634	180	—
Other borrowings(1)	634,956	890,573	(255,617)	(28.7)
Total borrowings	$2,446,770	$2,871,207	$(424,437)	(14.8)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the first quarter of 2023, total borrowings decreased $424.4 million, or 14.8%, compared to year-end 2022. The decrease in total borrowings was primarily due to decreases in Federal Home Loan Bank advances and other borrowings of $503.0 million and $255.6 million, respectively, partially offset by an increase in Federal funds purchased of $334.0 million.

Regulatory Capital

The Corporation and its wholly owned subsidiary bank, Fulton Bank, are subject to the Capital Rules administered by banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation's financial statements.

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

The Capital Rules use a standardized approach for risk weightings that expands the risk-weightings for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures, resulting in higher risk weightings for a variety of asset categories.

As of March 31, 2023, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of March 31, 2023, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since March 31, 2023 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	March 31, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.4%	13.6%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.6%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	9.8%	10.0%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.2%	9.5%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of March 31, 2023 :

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $94.3 million	+10.4%
+300 bp	+ $73.8 million	+8.1%
+200 bp	+ $54.0 million	+6.0%
+100 bp	+ $32.5 million	+3.6%
–100 bp	– $42.8 million	– 4.7%
–200 bp	– $85.0 million	– 9.4%
–300 bp	– $126.3 million	– 13.9%
–400 bp	– $172.1 million	– 19.0%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of March 31, 2023, the Corporation was within economic value of equity policy limits for every 100 bps shock.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized loss of $70.6 million included in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the first quarter of 2023, $5.5 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2023, the Bank had total borrowing capacity of approximately $7.8 billion with $2.3 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $5.5 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2023, the Corporation had aggregate federal funds lines borrowing capacity of $2.5 billion with $0.5 billion outstanding against that amount. As of March 31, 2023, the Corporation had $1.3 billion of collateralized borrowing capacity at the discount window and $1.6 billion of borrowing capacity at the Bank Term Funding Program facility with no amounts outstanding under these programs as of March 31, 2023.

Securities carried at $1.1 billion at March 31, 2023 and December 31, 2022 were pledged as collateral to secure public and trust deposits.

Liquidity must also be managed at the Corporation's parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Management continues to monitor the liquidity and capital needs of the parent company including monitoring the granularity of the deposit portfolio and level of uninsured deposits. Management will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the three months ended March 31, 2023 provided $46.0 million of cash. Cash used by investing activities was $0.3 billion and was mainly due to the net increase in loans. Cash provided by financing activities was $176.9 million, and was primarily due an increase in time deposits, partially offset by decreases in borrowings and demand and savings deposits.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation's debt security investments consist primarily of U.S. government-sponsored agency issued mortgage-backed securities and collateralized mortgage obligations, state and municipal securities, and corporate debt securities. All of the Corporation's investments in mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government-sponsored agencies.

State and Municipal Securities

As of March 31, 2023, the Corporation owned securities issued by various states and municipalities with a total fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2023, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 78% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

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

Item 1A. Risk Factors

Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion of the material risks and uncertainties that could adversely affect the Corporation's business, results of operations and financial condition.

The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.

Recent events impacting the financial services industry could adversely affect the Corporation's business.

Recent events affecting the financial services industry, including several recent bank failures, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Corporation. These events have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to transfer deposits to larger financial institutions or higher-yielding alternative investments, which could materially adversely impact the Corporation's liquidity, funding costs and NIM. Potentially adverse changes to laws or regulations governing the Corporation in response to these events may, among other things, result in increased regulatory scrutiny and new regulations focused on areas believed to have contributed to these events, including liquidity and interest rate risk management, deposit composition and concentrations and capital adequacy. In addition, the cost of resolving recent bank failures may prompt the FDIC to increase deposit insurance premiums above the recently increased levels or to impose additional special assessments. Any of the foregoing could, among other things, subject the Corporation to additional costs, limit the types of financial services and products the Corporation may offer, and limit the Corporation’s future growth, any of which could have a material adverse effect the Corporation's business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	652,821	$16.190	652,821	$89,432,435
February 1, 2023 to February 28, 2023	969,203	17.390	969,203	72,582,765
March 1, 2023 to March 31, 2023	789,529	16.510	789,529	59,551,298
(1) Includes 1% excise tax.
(2) On December 20, 2022, the Corporation announced the 2023 Repurchase Program which authorizes the Corporation to repurchase up to $100.0 million of its common stock through December 31, 2023.

On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock through December 31, 2023. Under the 2023 Repurchase Program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The 2023 Repurchase Program may be discontinued at any time.

During the three months ended March 31, 2023, 2.4 million shares were repurchased under this program. In March 2023, the Corporation paused its share repurchase program.

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

4.3	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.2).
4.4	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
10.1	Form of Time-Vested Restricted Stock Unit Award Agreement - Filed herewith.
10.2	Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component - Filed herewith.
10.3	Form of Performance Restricted Stock Unit Award Agreement Profit Trigger Component - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 9, 2023	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	May 9, 2023	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer