Form 10-Q
period 2023-06-30
FULTON FINANCIAL CORP
filed 2023-08-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 164,029,208 shares outstanding as of July 28, 2023.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023

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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and due from banks	$123,779	$126,898
Interest-bearing deposits with other banks	380,923	555,023
Cash and cash equivalents	504,702	681,921
FRB and FHLB stock	124,218	130,186
Loans held for sale	14,673	7,264
Investment securities
AFS, at estimated fair value	2,572,721	2,646,767
HTM, at amortized cost	1,294,613	1,321,256
Net loans	21,044,685	20,279,547
Less: ACL - loans	(287,442)	(269,366)
Loans, net	20,757,243	20,010,181
Net premises and equipment	216,322	225,141
Accrued interest receivable	96,991	91,579
Goodwill and net intangible assets	561,885	560,824
Other assets	1,259,795	1,256,583
Total Assets	$27,403,163	$26,931,702
LIABILITIES
Deposits:
Noninterest-bearing	$5,865,855	$7,006,388
Interest-bearing	15,340,685	13,643,150
Total Deposits	21,206,540	20,649,538
Borrowings:
Federal funds purchased	555,000	191,000
Federal Home Loan Bank advances	1,165,000	1,250,000
Senior debt and subordinated debt	539,994	539,634
Other borrowings	459,120	890,573
Total borrowings	2,719,114	2,871,207
Accrued interest payable	24,101	10,185
Other liabilities	811,256	821,015
Total Liabilities	$24,761,011	$24,351,945
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10.0 million shares authorized; Series A, 0.2 million shares authorized and issued as of June 30, 2023 and December 31, 2022, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600.0 million shares authorized, 225.7 million shares issued as of June 30, 2023 and 224.6 million issued as of December 31, 2022	564,137	561,511
Additional paid-in capital	1,545,706	1,541,840
Retained earnings	1,542,163	1,450,758
Accumulated other comprehensive (loss) income	(379,286)	(385,476)
Treasury stock, at cost, 59.6 million shares as of June 30, 2023 and 57.0 million shares as of December 31, 2022	(823,446)	(781,754)
Total Shareholders' Equity	2,642,152	2,579,757
Total Liabilities and Shareholders' Equity	$27,403,163	$26,931,702

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Interest Income
Loans, including fees	$284,690	$164,171	$545,341	$313,908
Investment securities	25,362	24,144	50,883	46,497
Other interest income	4,860	1,984	8,508	2,895
Total Interest Income	314,912	190,299	604,732	363,300
Interest Expense
Deposits	69,799	5,796	111,420	11,401
Federal funds purchased	9,112	12	15,147	12
Federal Home Loan Bank advances	11,826	—	27,299	—
Senior debt and subordinated debt	5,344	5,468	10,689	11,426
Other borrowings and interest-bearing liabilities	5,979	192	11,738	320
Total Interest Expense	102,060	11,468	176,293	23,159
Net Interest Income	212,852	178,831	428,439	340,141
Provision for credit losses	9,747	1,500	34,291	(5,450)
Net Interest Income After Provision for Credit Losses	203,105	177,331	394,148	345,591
Non-Interest Income
Wealth management	18,678	18,274	36,740	37,702
Commercial banking	23,145	20,359	40,658	36,367
Consumer banking	11,720	12,472	22,937	24,146
Mortgage banking	2,940	3,768	4,910	8,344
Other	4,106	3,510	7,075	7,061
Non-Interest Income Before Investment Securities Gains	60,589	58,383	112,320	113,620
Investment securities gains, net	(4)	8	19	27
Total Non-Interest Income	60,585	58,391	112,339	113,647
Non-Interest Expense
Salaries and employee benefits	94,102	85,404	183,385	169,868
Data processing and software	16,776	14,685	32,571	29,000
Net occupancy	14,374	13,587	28,812	28,109
Other outside services	10,834	8,764	20,960	16,931
FDIC insurance	4,895	2,961	9,690	6,170
State taxes	3,939	3,568	7,418	6,605
Equipment	3,530	3,422	6,920	6,845
Professional fees	1,829	2,013	4,221	3,805
Marketing	1,655	1,326	3,541	2,646
Intangible amortization	1,072	177	1,746	353
Merger-related expenses	—	1,027	—	1,428
Other	15,012	12,796	28,372	23,948
Total Non-Interest Expense	168,018	149,730	327,636	295,708
Income Before Income Taxes	95,672	85,992	178,851	163,530
Income taxes	16,065	16,003	30,931	29,253
Net Income	79,607	69,989	147,920	134,277
Preferred stock dividends	(2,562)	(2,562)	(5,124)	(5,124)
Net Income Available to Common Shareholders	$77,045	$67,427	$142,796	$129,153

PER SHARE:
Net income available to common shareholders (basic)	$0.46	$0.42	$0.86	$0.80
Net income available to common shareholders (diluted)	0.46	0.42	0.85	0.80
Cash dividends	0.16	0.15	0.31	0.30
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022

Net Income	$79,607	$69,989	$147,920	$134,277
Other Comprehensive Income/(Loss), net of tax:
Unrealized gains (losses) on AFS investment securities
Unrealized gains (losses) on securities	(31,219)	(88,352)	1,422	(242,211)
Reclassification adjustment for securities net change included in net income	(3)	6	14	21
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	1,501	(48,113)	2,979	(47,677)
Net unrealized gains (losses) on AFS investment securities	(29,721)	(136,459)	4,415	(289,867)
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges
Net unrealized holding losses arising during the period	(5,586)	(8,586)	(12,406)	(39,962)
Reclassification adjustment for net change realized in net income	7,010	(335)	14,153	(1,842)
Net unrealized gains (losses) on interest rate derivatives used in cash flow hedges	1,424	(8,921)	1,747	(41,804)
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	3	25	28	50
Other Comprehensive Income (Loss)	(28,294)	(145,355)	6,190	(331,621)
Total Comprehensive Income (Loss)	$51,313	$(75,366)	$154,110	$(197,344)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount	Shares	Amount	Paid-in Capital
Three months ended June 30, 2023
Balance at March 31, 2023	200	$192,878	165,396	$561,853	$1,544,758	$1,491,701	$(350,992)	$(821,200)	$2,618,998
Net income						79,607			79,607
Other comprehensive loss							(28,294)		(28,294)
Common stock issued			701	2,284	(1,623)			(2,246)	(1,585)
Stock-based compensation awards					2,571				2,571
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.16 per share						(26,583)			(26,583)
Balance at June 30, 2023	200	$192,878	166,097	$564,137	$1,545,706	$1,542,163	$(379,286)	$(823,446)	$2,642,152

Three months ended June 30, 2022
Balance at March 31, 2022	200	$192,878	160,669	$560,045	$1,524,110	$1,320,076	$(158,855)	$(868,719)	$2,569,535
Net income						69,989			69,989
Other comprehensive loss							(145,355)		(145,355)
Common stock issued			388	1,136	(94)			(1,137)	(95)
Stock-based compensation awards					3,740				3,740
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.15 per share						(24,159)			(24,159)
Balance at June 30, 2022	200	$192,878	161,057	$561,181	$1,527,756	$1,363,344	$(304,210)	$(869,856)	$2,471,093

Six months ended June 30, 2023
Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757
Net income						147,920			147,920
Other comprehensive income							6,190		6,190
Common stock issued			910	2,626	(374)			(1,243)	1,009
Stock-based compensation awards					4,240				4,240
Acquisition of treasury stock			(2,412)					(40,449)	(40,449)
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.31 per share						(51,391)			(51,391)
Balance at June 30, 2023	200	$192,878	166,097	$564,137	$1,545,706	$1,542,163	$(379,286)	$(823,446)	$2,642,152

Six months ended June 30, 2022
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						134,277			134,277
Other comprehensive loss							(331,621)		(331,621)
Common stock issued			567	1,415	1,508			(225)	2,698
Stock-based compensation awards					6,375				6,375
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.30 per share						(48,192)			(48,192)
Balance at June 30, 2022	200	$192,878	161,057	$561,181	$1,527,756	$1,363,344	$(304,210)	$(869,856)	$2,471,093

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Six months ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,920	$134,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	34,291	(5,450)
Depreciation and amortization of premises and equipment	14,675	14,963
Net amortization of investment securities premiums	5,829	7,027
Investment securities gains, net	(19)	(27)
Gain on sales of mortgage loans held for sale	(2,277)	(5,568)
Proceeds from sales of mortgage loans held for sale	132,609	297,511
Originations of mortgage loans held for sale	(137,741)	(273,704)
Intangible amortization	1,746	353
Amortization of issuance costs and discounts on long-term borrowings	360	379
Stock-based compensation	4,240	6,375
Net change in deferred federal income tax	19,232	(96,703)
Net change in accrued salaries and benefits	(12,163)	1,274
Net change in life insurance cash surrender value	(20,433)	(28,742)
Other changes, net	28,641	(67,652)
Total adjustments	68,990	(149,964)
Net cash provided by (used in) operating activities	216,910	(15,687)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	80,666	109,252
Proceeds from principal repayments and maturities of AFS securities	55,102	316,037
Proceeds from principal repayments and maturities of HTM securities	29,815	67,230
Purchase of AFS securities	(64,996)	(501,642)
Purchase of HTM securities	—	(9,541)
Net change in FRB and FHLB stock	5,968	(4,511)
Net change of federal funds sold	—	(30,500)
Net change in loans	(781,310)	(590,797)
Net purchases of premises and equipment	(11,019)	(6,245)
Settlement of Bank Owned Life Insurance	45	—
Net change in tax credit investments	(18,436)	(18,735)
Net cash used in investing activities	(704,165)	(669,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	(796,291)	(253,864)
Net change in time deposits and broker deposits	1,353,293	(175,769)
Net change in other borrowings	(152,453)	39,967
Repayments of senior debt and subordinated debt	—	(65,140)
Net proceeds from issuance of common stock	1,009	2,698
Dividends paid	(55,073)	(51,693)
Acquisition of treasury stock	(40,449)	—
Net cash provided by (used in) financing activities	310,036	(503,801)
Net decrease in Cash and Cash Equivalents	(177,219)	(1,188,940)
Cash and Cash Equivalents at Beginning of Period	681,921	1,638,614
Cash and Cash Equivalents at End of Period	$504,702	$449,674
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$162,377	$24,149
Income taxes	15,183	15,692
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$—	$479,008
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Corporation evaluates subsequent events through the date of filing of this Form 10-Q with the SEC.

Significant Accounting Policies:

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's 2022 Annual Report on Form 10-K. Those significant accounting policies are unchanged at June 30, 2023 except for the following:

Effective January 1, 2023, the Corporation adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which updated the guidance on modifications to financing receivables by effectively replacing the concept of troubled debt restructurings with a new concept, loan modifications to borrowers experiencing financial difficulty. See Note 5 for further detail. Below is a summary of the policy surrounding loan modifications to borrowers experiencing financial difficulty.

A loan modified for a borrower experiencing financial difficulty includes one or more of the following concessions: a reduction of the stated interest rate of the loan, an extension of the term or amortization period of the loan, a more than insignificant payment delay or principal forgiveness of the loan.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL, a change to the ACL is generally not recorded upon modification. When principal forgiveness is provided, the amortized cost basis of the forgiven portion of the loan is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis of the loan and a corresponding adjustment to the ACL.

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

In March 2022, FASB issued ASU 2022-02. This update reduces the complexity of accounting for TDRs by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation adopted ASU 2022-02 on January 1, 2023 and it did not have a material impact on its consolidated financial statements.

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

The acquisition of Prudential Bancorp was accounted for as a business combination using the acquisition method of accounting, and accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair values as of the Merger. The $19.1 million excess of the Merger Consideration over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes.

The following table summarizes the consideration transferred and the fair values of identifiable assets acquired and liabilities assumed on July 1, 2022:

Fair Value
(dollars in thousands, except share data)
Consideration transferred:
Common stock shares issued (6,208,516)	$89,713
Cash paid to Prudential Bancorp shareholders	29,343
Value of consideration	119,056
Assets acquired:
Cash and due from banks	7,533
Investment securities	287,126
Loans	554,091
Premises and equipment	8,574
Other assets	73,303
Total assets	930,627
Liabilities assumed:
Deposits	532,170
Borrowings(1)	284,000
Other liabilities	14,482
Total liabilities	830,652
Net assets acquired:	99,975
Goodwill resulting from the Merger	$19,081
(1) Included a $30.5 million intercompany borrowing between Prudential Bank and Fulton Bank.
While the valuation of the acquired assets and liabilities is completed, fair value estimates related to the assets and liabilities from Prudential Bancorp are subject to adjustment for up to one year after the closing date of the Merger as additional information becomes available. Included in the above table are adjustments of $(0.5) million and $2.8 million that occurred during the three months and six months ended June 30, 2023, respectively, resulting in a change to goodwill resulting from the Merger.

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

The following table presents the change in goodwill during the six months ended June 30, 2023:

June 30
2023
(dollars in thousands)
Goodwill at December 31, 2022	$550,539
Adjustments to goodwill from the Merger	2,807
Goodwill at June 30, 2023	$553,346
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

	Six months ended June 30
	2023	2022
	(dollars in thousands)
Net interest income	$428,439	$357,410
Provision for credit losses	34,291	(225)
Net Interest Income After Provision for Credit Losses	394,148	357,635
Total noninterest income	112,339	118,571
Total noninterest expenses	327,636	324,182
Income Before Income Taxes	178,851	152,024
Income tax expense	30,931	26,468
Net Income	$147,920	$125,556

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of June 30, 2023 and December 31, 2022 were $11.5 million and $13.9 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$225,542	$—	$(4,904)	$220,638
U.S. Government-sponsored agency securities	1,044	—	(45)	999
State and municipal securities	1,206,102	252	(152,446)	1,053,908
Corporate debt securities	474,953	—	(50,574)	424,379
Collateralized mortgage obligations	134,234	—	(13,776)	120,458
Residential mortgage-backed securities	233,807	4	(28,923)	204,888
Commercial mortgage-backed securities	640,928	—	(93,477)	547,451
Total	$2,916,610	$256	$(344,145)	$2,572,721

Held to Maturity
Residential mortgage-backed securities	$431,704	$—	$(56,114)	$375,590
Commercial mortgage-backed securities	862,909	—	(151,807)	711,102
Total	$1,294,613	$—	$(207,921)	$1,086,692

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$226,140	$—	$(7,655)	$218,485
U.S. Government sponsored agency securities	1,050	—	(42)	1,008
State and municipal securities	1,284,245	283	(178,816)	1,105,712
Corporate debt securities	459,792	—	(37,483)	422,309
Collateralized mortgage obligations	147,155	—	(13,122)	134,033
Residential mortgage-backed securities	242,527	18	(29,847)	212,698
Commercial mortgage-backed securities	631,604	—	(79,082)	552,522
Total	$2,992,513	$301	$(346,047)	$2,646,767

Held to Maturity
Residential mortgage-backed securities	$457,325	$—	$(57,480)	$399,845
Commercial mortgage-backed securities	863,931	—	(138,727)	725,204
Total	$1,321,256	$—	$(196,207)	$1,125,049

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

Securities carried at $1.1 billion at June 30, 2023 and December 31, 2022 were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of June 30, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	June 30, 2023
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$234,224	$229,237	$—	$—
Due from one year to five years	90,789	87,328	—	—
Due from five years to ten years	545,358	494,049	—	—
Due after ten years	1,037,270	889,310	—	—
	1,907,641	1,699,924	—	—
Residential mortgage-backed securities(1)	233,807	204,888	431,704	375,590
Commercial mortgage-backed securities(1)	640,928	547,451	862,909	711,102
Collateralized mortgage obligations(1)	134,234	120,458	—	—
Total	$2,916,610	$2,572,721	$1,294,613	$1,086,692
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
June 30, 2023	$—	$(4)	$(4)
June 30, 2022	8	—	8

Six months ended
June 30, 2023	$283	$(264)	$19
June 30, 2022	1,554	(1,527)	27

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	June 30, 2023
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale		(dollars in thousands)
U.S. Government securities	—	$—	$—	3	$220,638	$(4,904)	$220,638	$(4,904)
U.S. Government-sponsored agency securities	1	999	(45)	—	—	—	999	(45)
State and municipal securities	72	156,269	(3,092)	302	869,492	(149,354)	1,025,761	(152,446)
Corporate debt securities	29	132,631	(11,734)	42	288,993	(38,840)	421,624	(50,574)
Collateralized mortgage obligations	27	19,500	(1,543)	67	100,958	(12,233)	120,458	(13,776)
Residential mortgage-backed securities	66	57,495	(3,864)	29	146,358	(25,059)	203,853	(28,923)
Commercial mortgage-backed securities	61	86,631	(4,343)	75	460,820	(89,134)	547,451	(93,477)
Total available for sale	256	$453,525	$(24,621)	518	$2,087,259	$(319,524)	$2,540,784	$(344,145)

Held to Maturity
Residential mortgage-backed securities	99	$221,910	$(14,592)	21	$153,680	$(41,522)	$375,590	$(56,114)
Commercial mortgage-backed securities	18	237,317	(22,707)	42	473,785	(129,100)	711,102	(151,807)
Total held to maturity	117	$459,227	$(37,299)	63	$627,465	$(170,622)	$1,086,692	$(207,921)

	December 31, 2022
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
U.S. Government Securities	1	$96,906	$(2,814)	2	$121,579	$(4,841)	$218,485	$(7,655)
U.S. Government sponsored agency securities	1	1,008	(42)	—	—	—	1,008	(42)
State and municipal securities	360	995,122	(157,397)	29	61,089	(21,419)	1,056,211	(178,816)
Corporate debt securities	66	376,398	(31,333)	6	37,157	(6,150)	413,555	(37,483)
Collateralized mortgage obligations	96	113,191	(7,650)	1	20,842	(5,472)	134,033	(13,122)
Residential mortgage-backed securities	81	154,861	(18,301)	5	55,293	(11,546)	210,154	(29,847)
Commercial mortgage-backed securities	114	371,109	(38,845)	20	181,413	(40,237)	552,522	(79,082)
Total available for sale	719	$2,108,595	$(256,382)	63	$477,373	$(89,665)	$2,585,968	$(346,047)

Held to Maturity
Residential mortgage-backed securities	106	$246,667	$(14,275)	14	$153,178	$(43,205)	$399,845	$(57,480)
Commercial mortgage-backed securities	21	258,255	(24,029)	39	466,949	(114,698)	725,204	(138,727)
Total held to maturity	127	$504,922	$(38,304)	53	$620,127	$(157,903)	$1,125,049	$(196,207)

The Corporation's collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of June 30, 2023 and December 31, 2022, all of the Corporation's corporate debt securities were rated above investment grade. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of June 30, 2023 or December 31, 2022.

NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Real estate - commercial mortgage	$7,846,861	$7,693,835
Commercial and industrial	4,602,446	4,477,537
Real-estate - residential mortgage	5,147,262	4,737,279
Real-estate - home equity	1,061,891	1,102,838
Real-estate - construction	1,308,564	1,269,925
Consumer	763,530	699,179
Leases and other loans	346,015	328,331
Gross loans	21,076,569	20,308,924
Unearned income	(31,884)	(29,377)
Net loans	$21,044,685	$20,279,547

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
ACL - loans	$287,442	$269,366

Reserve for OBS credit exposures(1)	$16,568	$16,328
(1) Included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)
Balance at beginning of period	$278,695	$243,705	$269,366	$249,001
Loans charged off	(4,787)	(1,618)	(21,690)	(3,518)
Recoveries of loans previously charged off	2,816	5,367	5,715	8,321
Net loans (charged off) recovered	(1,971)	3,749	(15,975)	4,803
Provision for credit losses(1)	10,718	1,110	34,051	(5,240)
Balance at end of period	$287,442	$248,564	$287,442	$248,564
Provision for OBS credit exposures	$(971)	$390	$240	$(210)
Reserve for OBS credit exposures	$16,568	$14,323	$16,568	$14,323
(1) Provision included in the table only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended June 30, 2023
Balance at March 31, 2023	$66,256	$77,126	$86,209	$27,303	$11,646	$10,155	$278,695
Loans charged off	(230)	(2,017)	(62)	(1,313)	—	(1,165)	(4,787)
Recoveries of loans previously charged off	29	988	58	959	569	213	2,816
Net loans (charged off) recovered	(201)	(1,029)	(4)	(354)	569	(952)	(1,971)
Provision for loan losses(1)	6,247	(908)	2,644	2,033	(1,071)	1,773	10,718
Balance at June 30, 2023	$72,302	$75,189	$88,849	$28,982	$11,144	$10,976	$287,442
Three months ended June 30, 2022
Balance at March 31, 2022	$79,853	$66,511	$55,892	$20,213	$13,303	$7,933	$243,705
Loans charged off	—	(201)	(66)	(877)	—	(474)	(1,618)
Recoveries of loans previously charged off	3,536	739	92	762	12	226	5,367
Net loans (charged off) recovered	3,536	538	26	(115)	12	(248)	3,749
Provision for loan and lease losses(1)	(10,784)	5,070	5,717	2,982	(2,687)	812	1,110
Balance at June 30, 2022	$72,605	$72,119	$61,635	$23,080	$10,628	$8,497	$248,564
Six months ended June 30, 2023
Balance at December 31, 2022	$69,456	$70,116	$83,250	$26,429	$10,743	$9,372	$269,366
Loans charged off	(13,592)	(2,629)	(62)	(3,519)	—	(1,888)	(21,690)
Recoveries of loans previously charged off	815	2,074	106	1,620	771	329	5,715
Net loans (charged off) recovered	(12,777)	(555)	44	(1,899)	771	(1,559)	(15,975)
Provision for loan losses(1)	15,623	5,628	5,555	4,452	(370)	3,163	34,051
Balance at June 30, 2023	$72,302	$75,189	$88,849	$28,982	$11,144	$10,976	$287,442
Six months ended June 30, 2022
Balance at December 31, 2021	$87,970	$67,056	$54,236	$19,749	$12,941	$7,049	$249,001
Loans charged off	(152)	(428)	(66)	(1,929)	—	(943)	(3,518)
Recoveries of loans previously charged off	3,648	2,719	314	1,216	44	380	8,321
Net loans (charged off) recovered	3,496	2,291	248	(713)	44	(563)	4,803
Provision for loan losses(1)	(18,861)	2,772	7,151	4,044	(2,357)	2,011	(5,240)
Balance at June 30, 2022	$72,605	$72,119	$61,635	$23,080	$10,628	$8,497	$248,564
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

The provision for credit losses for the second quarter of 2023 was recorded to increase the ACL as a result of loan growth and changes to the macroeconomic outlook.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2023 and December 31, 2022, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivables or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of June 30, 2023 and December 31, 2022, approximately 91% of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	June 30, 2023			December 31, 2022
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$19,727	$34,088	$53,815	$39,722	$30,439	$70,161
Commercial and industrial	17,420	12,068	29,488	14,804	12,312	27,116
Real estate - residential mortgage	19,675	2,025	21,700	25,315	979	26,294
Real estate - home equity	5,711	116	5,827	5,975	130	6,105
Real estate - construction	707	392	1,099	866	502	1,368
Consumer	17	—	17	92	—	92
Leases and other loans	9,264	2,070	11,334	4,052	9,255	13,307
	$72,521	$50,759	$123,280	$90,826	$53,617	$144,443

As of June 30, 2023 and December 31, 2022, there were $50.8 million and $53.6 million, respectively, of non-accrual loans that did not have a specific valuation allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction, commercial and industrial, and commercial real estate, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in a loan.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(in thousands)						Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$436,213	$1,014,277	$1,079,313	$931,445	$761,840	$3,044,060	$98,737	$3,912	$7,369,797
Special Mention	—	17,541	70,283	17,725	38,372	149,434	1,012	—	294,367
Substandard or Lower	202	4,889	25,184	45,196	25,257	81,489	480	—	182,697
Total real estate - commercial mortgage	436,415	1,036,707	1,174,780	994,366	825,469	3,274,983	100,229	3,912	7,846,861
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	(30)	—	(13,562)	(13,592)
Commercial and industrial(1)
Pass	461,413	652,086	425,486	365,676	292,754	706,510	1,432,210	9,051	4,345,186
Special Mention	392	16,804	11,786	5,392	3,522	16,458	60,230	748	115,332
Substandard or Lower	205	3,221	1,780	3,063	19,248	29,342	84,059	1,010	141,928
Total commercial and industrial	462,010	672,111	439,052	374,131	315,524	752,310	1,576,499	10,809	4,602,446
Commercial and industrial(1)
Current period gross charge-offs	—	—	—	—	—	—	(502)	(2,127)	(2,629)
Real estate - construction(2)
Pass	103,193	218,294	432,924	127,131	18,815	88,431	17,480	—	1,006,268
Special Mention	—	26	262	28,037	—	11,263	—	—	39,588
Substandard or Lower	—	473	—	—	2,202	23,259	2,408	—	28,342
Total real estate - construction	103,193	218,793	433,186	155,168	21,017	122,953	19,888	—	1,074,198
Real estate - construction(2)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$1,000,819	$1,884,657	$1,937,723	$1,424,252	$1,073,409	$3,839,001	$1,548,427	$12,963	$12,721,251
Special Mention	392	34,371	82,331	51,154	41,894	177,155	61,242	748	449,287
Substandard or Lower	407	8,583	26,964	48,259	46,707	134,090	86,947	1,010	352,967
Total	$1,001,618	$1,927,611	$2,047,018	$1,523,665	$1,162,010	$4,150,246	$1,696,616	$14,721	$13,523,505
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

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$413,908	$1,030,693	$1,715,214	$1,020,426	$276,538	$651,744	$—	$—	$5,108,523
Nonperforming	—	658	4,680	4,650	5,239	23,512	—	—	38,739
Total real estate - residential mortgage	413,908	1,031,351	1,719,894	1,025,076	281,777	675,256	—	—	5,147,262
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(62)	(62)
Consumer and real estate - home equity
Performing	169,479	309,613	94,775	66,026	49,842	284,430	814,043	26,745	1,814,953
Nonperforming	60	403	516	418	66	5,301	1,393	2,311	10,468
Total consumer and real estate - home equity	169,539	310,016	95,291	66,444	49,908	289,731	815,436	29,056	1,825,421
Consumer and real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(374)	—	(3,145)	(3,519)
Leases and other loans
Performing	99,355	94,583	33,981	29,249	22,671	22,958	—	—	302,797
Nonperforming	—	—	—	—	—	11,334	—	—	11,334
Leases and other loans	99,355	94,583	33,981	29,249	22,671	34,292	—	—	314,131
Leases and other loans
Current period gross charge-offs	(214)	(401)	(133)	(72)	(52)	(417)	—	(599)	(1,888)
Construction - other
Performing	31,781	173,436	25,814	3,335	—	—	—	—	234,366
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	31,781	173,436	25,814	3,335	—	—	—	—	234,366
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$714,523	$1,608,325	$1,869,784	$1,119,036	$349,051	$959,132	$814,043	$26,745	$7,460,639
Nonperforming	60	1,061	5,196	5,068	5,305	40,147	1,393	2,311	60,541
Total	$714,583	$1,609,386	$1,874,980	$1,124,104	$354,356	$999,279	$815,436	$29,056	$7,521,180

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$933,903	$1,708,703	$1,054,126	$286,167	$87,455	$620,416	$—	$—	$4,690,770
Nonperforming	1,199	5,104	6,597	6,466	4,587	22,556	—	—	46,509
Total real estate - residential mortgage	935,102	1,713,807	1,060,723	292,633	92,042	642,972	—	—	4,737,279
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(66)	(66)
Consumer and Real estate - home equity
Performing	416,631	109,724	80,422	52,384	45,642	211,127	842,226	34,061	1,792,217
Nonperforming	292	298	174	36	98	6,512	1,722	668	9,800
Total consumer and real estate - home equity	416,923	110,022	80,596	52,420	45,740	217,639	843,948	34,729	1,802,017
Consumer and Real estate - home equity
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(442)	(178)	(3,011)	(4,412)
Construction - other
Performing	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Leases and other loans
Performing	146,198	39,427	40,024	29,309	15,019	15,670	—	—	285,647
Nonperforming	—	—	—	—	—	13,307	—	—	13,307
Leases and other loans	146,198	39,427	40,024	29,309	15,019	28,977	—	—	298,954
Leases and other loans
Current period gross charge-offs	(506)	(167)	(140)	(80)	(47)	(1,191)	—	—	(2,131)
Total
Performing	$1,661,656	$1,931,346	$1,185,464	$367,860	$149,193	$847,213	$842,226	$34,061	$7,019,019
Nonperforming	1,491	5,402	6,771	6,502	4,685	42,375	1,722	668	69,616
Total	$1,663,147	$1,936,748	$1,192,235	$374,362	$153,878	$889,588	$843,948	$34,729	$7,088,635

The following table presents non-performing assets:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Non-accrual loans	$123,280	$144,443
Loans 90 days or more past due and still accruing(1)	24,415	27,463
Total non-performing loans	147,695	171,906
OREO(2)	3,881	5,790
Total non-performing assets	$151,576	$177,696
(1) Excludes PPP loans which are fully guaranteed by the federal government of $1.0 million and $7.7 million as of June 30, 2023 and December 31, 2022, respectively.
(2) Excludes $8.4 million and $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2023 and
December 31, 2022, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
June 30, 2023
Real estate – commercial mortgage	$6,566	$2,671	$1,233	$53,815	$7,782,576	$7,846,861
Commercial and industrial(1)	3,542	1,977	1,100	29,488	4,566,339	4,602,446
Real estate – residential mortgage	35,456	6,017	17,457	21,700	5,066,632	5,147,262
Real estate – home equity	5,865	1,567	3,902	5,827	1,044,730	1,061,891
Real estate – construction	1,719	—	—	1,099	1,305,746	1,308,564
Consumer	6,482	1,382	723	17	754,926	763,530
Leases and other loans(2)	462	375	—	11,334	301,960	314,131
Total	$60,092	$13,989	$24,415	$123,280	$20,822,909	$21,044,685
(1) Excludes delinquent PPP loans 30-59 days past due, 60-89 days past due and 90 days or more past due of $0.1 million, $0.0 million and $1.0 million,
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

The ACL incorporates an estimate of lifetime expected credit losses and is recorded upon asset origination or acquisition. The starting point for the estimate of the ACL is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Corporation uses a probability of default/loss given default model to determine the ACL. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

The Corporation modifies loans by providing a concession when deemed appropriate. Depending on the circumstances, a term extension, interest rate reduction or principal forgiveness may be granted. In certain instances a combination of concessions may be provided to a customer.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the ACL, a change to the ACL is generally not recorded upon modification. When principal forgiveness is provided, the amortized cost basis of the forgiven portion of the asset is written off against the ACL. The amount of the principal forgiveness is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the ACL.

The following table presents the amortized cost basis during the three months and six months ended June 30, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	Three months ended June 30, 2023		Six months ended June 30, 2023
	Amortization Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - commercial mortgage	$276	—%	$1,478	0.02%
Commercial and industrial	—	—	75	—
Real estate - residential mortgage	2,045	0.04	3,423	0.07
Total	$2,321		$4,976

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months and six months ended June 30, 2023:

Term Extension
Financial Effect
Three months ended June 30, 2023
Real estate - commercial mortgage	Added a weighted-average 1.25 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 5.29 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2023
Real estate - commercial mortgage	Added a weighted-average 2.05 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 2.88 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 4.64 years to the life of loans, which reduced monthly payment amounts for the borrowers.

During the six months ended June 30, 2023, there were no loans modified due to financial difficulty where there was an interest rate reduction or principal balance forgiveness.

During the six months ended June 30, 2023, there were no loans modified due to financial difficulty that defaulted in the six months subsequent to modification.

The following table presents the performance of loans that have been modified in the last six months as of June 30, 2023.

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
	(dollars in thousands)
Real estate - commercial mortgage	$1,478	$—	$—	$—
Commercial and industrial	75	—	—	—
Real estate - residential mortgage	3,423	—	—	—
Total	$4,976	$—	$—	$—

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of June 30, 2023.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$33,082	$35,624	$34,217	$35,993
Originations of MSRs	688	1,053	884	2,407
Amortization	(1,312)	(1,428)	(2,643)	(3,151)
Balance at end of period	$32,458	$35,249	$32,458	$35,249

Valuation allowance:
Balance at beginning of period	$—	$—	$—	$(600)
Reduction (addition) to valuation allowance	—	—	—	600
Balance at end of period	$—	$—	$—	$—

Net MSRs at end of period	$32,458	$35,249	$32,458	$35,249
Estimated fair value of MSRs at end of period	$49,444	$49,804	$49,444	$49,804

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion and $4.2 billion as of June 30, 2023 and December 31, 2022, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $49.4 million and $50.0 million at June 30, 2023 and December 31, 2022 respectively. Based on its fair value analysis as of June 30, 2023, the Corporation determined that no valuation allowance was required as of June 30, 2023.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the original unrealized loss of $70.6 million included in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the six months ended June 30, 2023, $12.6 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Corporation's consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2023		December 31, 2022
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$136,789	$465	$70,836	$182
Negative fair values	3,405	(11)	4,939	(51)
Forward Commitments
Positive fair values	36,500	399	—	—
Negative fair values	—	—	10,000	(147)
Interest Rate Derivatives with Customers
Positive fair values	410,749	5,655	171,317	3,337
Negative fair values	3,925,331	(283,189)	3,802,480	(280,401)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,925,331	167,164	3,802,480	161,956
Negative fair values	410,749	(6,022)	171,317	(3,703)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	200,000	396	600,000	1,321
Negative fair values	1,300,000	(2,002)	1,000,000	(12,163)
Foreign Exchange Contracts with Customers
Positive fair values	21,527	234	11,123	571
Negative fair values	20,839	(238)	3,672	(85)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	20,166	313	4,887	101
Negative fair values	5,397	(37)	8,280	(499)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 30, 2023
Interest Rate Products	$(7,251)	$(7,251)	$—	Interest Income	$(7,032)	$(7,032)	$—
Three months ended June 30, 2022
Interest Rate Products	(11,100)	(11,100)	—	Interest Income	434	434	—
Six months ended June 30, 2023
Interest Rate Products	5,284	5,284	—	Interest Income	(14,189)	(14,189)	—
Six months ended June 30, 2022
Interest Rate Products	(51,663)	(51,663)	—	Interest Income	2,382	2,382	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	Interest Income
	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(7,032)	$434	$(14,189)	$2,382
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(7,032)	434	(14,189)	2,382
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(7,032)	434	(14,189)	2,382
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended June 30		Six months ended June 30
		2023	2022	2023	2022
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$475	$(2,095)	$869	$(1,710)
Interest rate derivatives	Other expense	—	—	—	—
Foreign exchange contracts	Other income	93	(6)	184	41
Net fair value gains/(losses) on derivative financial instruments		$568	$(2,101)	$1,053	$(1,669)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Amortized cost(1)	$14,531	$7,180
Fair value	14,673	7,264
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were nominal for the three months ended June 30, 2023 compared to gains of $0.5 million for the three months ended June 30, 2022. Gains related to changes in fair values of mortgage loans held for sale were $0.1 million for the six months ended June 30, 2023 compared to losses of $0.6 million for the six months ended June 30, 2022.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
June 30, 2023
Interest rate derivative assets	$173,215	$(9,022)	$—	$164,193
Foreign exchange derivative assets with correspondent banks	313	(313)	—	—
Total	$173,528	$(9,335)	$—	$164,193

Interest rate derivative liabilities	$291,213	$(7,416)	$(118,789)	$165,008
Foreign exchange derivative liabilities with correspondent banks	37	(313)	—	(276)
Total	$291,250	$(7,729)	$(118,789)	$164,732

December 31, 2022
Interest rate derivative assets	$166,614	$(8,071)	$—	$158,543
Foreign exchange derivative assets with correspondent banks	101	(101)	—	—
Total	$166,715	$(8,172)	$—	$158,543

Interest rate derivative liabilities	$296,267	$(2,771)	$(127,638)	$165,858
Foreign exchange derivative liabilities with correspondent banks	499	(101)	—	398
Total	$296,766	$(2,872)	$(127,638)	$166,256

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
loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
Three months ended June 30, 2023	(dollars in thousands)
Net unrealized losses on securities	$(40,361)	$9,142	$(31,219)
Reclassification adjustment for securities net change included in net income(1)	(4)	1	(3)
Amortization of net unrealized gains on AFS securities transferred to HTM(2)	1,941	(440)	1,501
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges(3)	(7,251)	1,665	(5,586)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges(3)	7,032	(22)	7,010
Amortization of net unrecognized pension and postretirement items(4)	4	(1)	3
Total Other Comprehensive Loss	$(38,639)	$10,345	$(28,294)
Three months ended June 30, 2022
Net unrealized losses on securities	$(114,312)	$25,960	$(88,352)
Reclassification adjustment for securities net change included in net income(1)	8	(2)	6
Amortization of net unrealized gains on AFS securities transferred to HTM(2)	(62,250)	14,137	(48,113)
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges(3)	(11,100)	2,514	(8,586)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges(3)	(434)	99	(335)
Amortization of net unrecognized pension and postretirement items(4)	33	(8)	25
Total Other Comprehensive Loss	$(188,055)	$42,700	$(145,355)

Six months ended June 30, 2023
Unrealized gain on securities	$1,838	$(416)	$1,422
Reclassification adjustment for securities net change included in net income(1)	18	(4)	14
Amortization of net unrealized gains on AFS securities transferred to HTM(2)	3,851	(872)	2,979
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges(3)	5,284	(17,690)	(12,406)
Reclassification adjustment for net change realized in net income on interest rate swaps used in cash flow hedges(3)	14,189	(36)	14,153
Amortization of net unrecognized pension and postretirement items(4)	36	(8)	28
Total Other Comprehensive Income	$25,216	$(19,026)	$6,190

Six months ended June 30, 2022
Unrealized loss on securities	$(313,379)	$71,168	$(242,211)
Reclassification adjustment for securities net change included in net income(1)	27	(6)	21
Amortization of net unrealized losses on AFS securities transferred to HTM(2)	(61,686)	14,009	(47,677)
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges(3)	(51,663)	11,701	(39,962)
Reclassification adjustment for change realized in net income on interest rate swaps used in cash flow hedges(3)	(2,382)	540	(1,842)
Amortization of net unrecognized pension and postretirement items(4)	65	(15)	50
Total Other Comprehensive Loss	$(429,018)	$97,397	$(331,621)

(1) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities gains, net" on the Consolidated Statements of Income. See "Note 4
- Investment Securities," for additional details.
(2) Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income" on the Consolidated Statements of Income.
(3) Tax effect includes reversal of interest rate derivatives used in cash flow hedges deferred tax benefit upon termination.
(4) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income. See "Note
12 - Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended June 30, 2023
Balance at March 31, 2023	$(282,095)	$(61,453)	$(7,444)	$(350,992)
OCI before reclassifications	(31,219)	(5,586)	—	(36,805)
Amounts reclassified from AOCI	(3)	7,010	3	7,010
Amortization of net unrealized gains on AFS securities transferred to HTM	1,501	—	—	1,501
Balance at June 30, 2023	$(311,816)	$(60,029)	$(7,441)	$(379,286)
Three months ended June 30, 2022
Balance at March 31, 2022	$(112,968)	$(37,699)	$(8,188)	$(158,855)
OCI before reclassifications	(88,352)	(8,586)	—	(96,938)
Amounts reclassified from AOCI	6	(335)	25	(304)
Amortization of net unrealized losses on AFS securities transferred to HTM	(48,113)	—	—	(48,113)
Balance at June 30, 2022	$(249,427)	$(46,620)	$(8,163)	$(304,210)

Six months ended June 30, 2023
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)
OCI before reclassifications	1,422	(12,406)	—	(10,984)
Amounts reclassified from AOCI	14	14,153	28	14,195
Amortization of net unrealized gains on AFS securities transferred to HTM	2,979	—	—	2,979
Balance at June 30, 2023	$(311,816)	$(60,029)	$(7,441)	$(379,286)
Six months ended June 30, 2022
Balance at December 31, 2021	$40,440	$(4,816)	$(8,213)	$27,411
OCI before reclassifications	(242,211)	(39,962)	—	(282,173)
Amounts reclassified from AOCI	21	(1,842)	50	(1,771)
Amortization of net unrealized losses on AFS securities transferred to HTM	(47,677)	—	—	(47,677)
Balance at June 30, 2022	$(249,427)	$(46,620)	$(8,163)	$(304,210)

NOTE 9 – Fair Value Measurements

FASB ASC Topic 820 establishes a fair value hierarchy for the inputs to valuation techniques used to measure assets and liabilities at fair value using the following three categories (from highest to lowest priority):

•Level 1 – Inputs that represent quoted prices for identical instruments in active markets.
•Level 2 – Inputs that represent quoted prices for similar instruments in active markets or quoted prices for identical instruments in non-active markets. Also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means.
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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$14,673	$—	$14,673
Available for sale investment securities:
U.S. Government securities	220,638	—	—	220,638
U.S. Government-sponsored agency securities	—	999	—	999
State and municipal securities	—	1,053,908	—	1,053,908
Corporate debt securities	—	424,379	—	424,379
Collateralized mortgage obligations	—	120,458	—	120,458
Residential mortgage-backed securities	—	204,888	—	204,888
Commercial mortgage-backed securities	—	547,451	—	547,451
Total available for sale investment securities	220,638	2,352,083	—	2,572,721
Other assets:
Investments held in Rabbi Trust	28,046	—	—	28,046
Derivative assets	547	174,079	—	174,626
Total assets	$249,231	$2,540,835	$—	$2,790,066
Other liabilities:
Deferred compensation liabilities	$28,046	$—	$—	$28,046
Derivative liabilities	275	291,224	—	291,499
Total liabilities	$28,321	$291,224	$—	$319,545

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$7,264	$—	$7,264
Available for sale investment securities:
U.S. Government securities	218,485	—	—	218,485
U.S. Government sponsored agency securities	—	1,008	—	1,008
State and municipal securities	—	1,105,712	—	1,105,712
Corporate debt securities	—	422,309	—	422,309
Collateralized mortgage obligations	—	134,033	—	134,033
Residential mortgage-backed securities	—	212,698	—	212,698
Commercial mortgage-backed securities	—	552,522	—	552,522
Total available for sale investment securities	218,485	2,428,282	—	2,646,767
Other assets:
Investments held in Rabbi Trust	23,435	—	—	23,435
Derivative assets	672	166,796	—	167,468
Total assets	$242,592	$2,602,342	$—	$2,844,934
Other liabilities:
Deferred compensation liabilities	$23,435	$—	$—	$23,435
Derivative liabilities	584	296,465	—	297,049
Total liabilities	$24,019	$296,465	$—	$320,484

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2023 and December 31, 2022 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($417.4 million at June 30, 2023 and $415.4 million at December 31, 2022) and other corporate debt issued by non-financial institutions ($7.0 million at June 30, 2023 and $6.9 million at December 31, 2022).

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at June 30, 2023 and December 31, 2022. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.5 million at June 30, 2023 and $0.7 million at December 31, 2022). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.9 million at June 30, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($173.2 million at June 30, 2023 and $166.6 million at December 31, 2022). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.3 million at June 30, 2023 and $0.6 million at December 31, 2022).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors (nominal at June 30, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($291.2 million at June 30, 2023 and $296.3 million at December 31, 2022).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Loans, net	$103,567	$121,115
OREO	3,881	5,790
MSRs(1)	49,444	50,044
Total assets	$156,892	$176,949
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

•MSRs - This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2023 valuation were 7.8% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments as of June 30, 2023 and December 31, 2022.

	June 30, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$504,702	$504,702	$—	$—	$504,702
FRB and FHLB stock	124,218	—	124,218	—	124,218
Loans held for sale	14,673	—	14,673	—	14,673
AFS securities	2,572,721	220,638	2,352,083	—	2,572,721
HTM securities	1,294,613	—	1,086,692	—	1,086,692
Loans, net	20,757,243	—	—	19,233,430	19,233,430
Accrued interest receivable	96,991	96,991	—	—	96,991
Other assets	675,328	447,924	174,079	53,325	675,328
FINANCIAL LIABILITIES
Demand and savings deposits	$18,055,623	$18,055,623	$—	$—	$18,055,623
Brokered deposits	949,259	150,222	797,177	—	947,399
Time deposits	2,201,658	—	2,182,337	—	2,182,337
Accrued interest payable	24,101	24,101	—	—	24,101
Federal funds purchased	555,000	555,003	—	—	555,003
Federal Home Loan Bank advances	1,165,000	1,164,991	—	—	1,164,991
Senior debt and subordinated debt	539,994	—	461,365	—	461,365
Other borrowings	459,120	458,087	1,010	—	459,097
Other liabilities	454,641	146,849	291,224	16,568	454,641

	December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$681,921	$681,921	$—	$—	$681,921
FRB and FHLB stock	130,186	—	130,186	—	130,186
Loans held for sale	7,264	—	7,264	—	7,264
AFS securities	2,646,767	218,485	2,428,282	—	2,646,767
HTM securities	1,321,256	—	1,125,049	—	1,125,049
Loans, net	20,010,181	—	—	18,862,701	18,862,701
Accrued interest receivable	91,579	91,579	—	—	91,579
Other assets	642,049	419,419	166,796	55,834	642,049
FINANCIAL LIABILITIES
Demand and savings deposits	$18,851,912	$18,851,912	$—	$—	$18,851,912
Brokered deposits	208,416	188,416	25,085	—	213,501
Time deposits	1,589,210	—	1,574,747	—	1,574,747
Accrued interest payable	10,185	10,185	—	—	10,185
Federal funds purchased	191,000	190,998	—	—	190,998
Federal Home Loan Bank advances	1,250,000	1,249,629	—	—	1,249,629
Senior debt and subordinated debt	539,634	—	456,867	—	456,867
Other borrowings	890,573	889,393	1,180	—	890,573
Other liabilities	467,705	154,912	296,465	16,328	467,705

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

As of June 30, 2023, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consist of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits is determined in a manner consistent with the respective type of deposits discussed above.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Weighted average shares outstanding (basic)	165,854	160,920	166,227	160,755
Impact of common stock equivalents	1,337	1,155	1,582	1,260
Weighted average shares outstanding (diluted)	167,191	162,075	167,809	162,015
Per share:
Basic	$0.46	$0.42	$0.86	$0.80
Diluted	0.46	0.42	0.85	0.80

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

The Corporation also grants equity awards to non-employee members of its board of directors and the Bank board of directors under the Directors’ Plan. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee Corporation and Bank directors in the form of restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

Equity awards under the Employee Equity Plan are generally granted annually and generally become fully vested over or after a three-year vesting period. The vesting period for non-performance-based awards represents the period during which employees are required to provide service in exchange for such awards. Equity awards under the Directors' Plan are generally granted annually and become fully vested after a one-year vesting period. Certain events, as defined in the Employee Equity Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards.

Fair values for RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant and earn dividend equivalents during the vesting period, which are forfeitable if the awards do not vest. The fair value of certain PSUs is estimated through the use of the Monte Carlo valuation methodology as of the date of grant.

As of June 30, 2023, the Employee Equity Plan had approximately 4.4 million shares reserved for future grants through 2032, and the Directors’ Plan had approximately 406,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)
Compensation expense	$2,571	$3,846	$4,240	$6,586
Tax benefit	(565)	(758)	(927)	(1,361)
Total stock-based compensation, net of tax	$2,006	$3,088	$3,313	$5,225

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)
Interest cost	$855	$598	$1,711	$1,196
Expected return on plan assets	(877)	(1,099)	(1,754)	(2,197)
Net amortization and deferral	80	164	161	327
Net periodic pension cost	$58	$(337)	$118	$(674)

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)
Interest cost	$13	$9	$26	$17
Net accretion and deferral	(136)	(131)	(272)	(262)
Net periodic benefit	$(123)	$(122)	$(246)	$(245)

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Commitments to extend credit	$8,963,903	$8,695,621
Standby letters of credit	259,063	260,829
Commercial letters of credit	53,816	49,288

Residential Lending

The Corporation originates and sells residential mortgages to secondary market investors. The Corporation provides customary representations and warranties to secondary market investors that specify, among other things, that the loans have been underwritten to the standards of the secondary market investor. The Corporation may be required to repurchase specific loans or reimburse the investor for a credit loss incurred on a sold loan if it is determined that the representations and warranties have not been met. Under some agreements with secondary market investors, the Corporation may have additional credit exposure beyond customary representations and warranties, based on the specific terms of those agreements.

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of June 30, 2023 and December 31, 2022, the total reserve for losses on residential mortgage loans sold was $1.4 million, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $5.0 million and $6.0 million, as of June 30, 2023 and December 31, 2022, respectively, related to additional credit exposures for potential loan repurchases.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Net income	$79,607	$69,989	$147,920	$134,277
Net income available to common shareholders	$77,045	$67,427	$142,796	$129,153
Diluted net income available to common shareholders per share	$0.46	$0.42	$0.85	$0.80
Diluted operating net income available to common shareholders per share, annualized(1)	$0.47	$0.42	$0.86	$0.80
Return on average assets, annualized	1.17%	1.10%	1.10%	1.06%
Operating return on average assets, annualized(1)	1.18%	1.11%	1.11%	1.07%
Return on average common shareholders' equity	12.59%	11.57%	11.81%	10.78%
Return on average common shareholders' equity (tangible), annualized(1)	16.52%	15.23%	15.50%	14.01%
Net interest margin(2)	3.40%	3.04%	3.46%	2.91%
Efficiency ratio(1)	60.1%	61.4%	59.3%	63.5%
Non-performing assets to total assets	0.55%	0.71%	0.55%	0.71%
Net charge-offs (recoveries) to average loans	0.04%	(0.08)%	0.15%	(0.05)%
(1) Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2) Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances.

Federal Funds Rate

Since March 16, 2022, the FOMC increased the target range for the Feds Fund Rate eleven times to address elevated levels of inflation, placing the target range for the Fed Funds Rate at 5.25% - 5.50% as of August 8, 2023.

LIBOR Transition

As disclosed in Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, U.S. dollar LIBOR ceased as of June 30, 2023. The Corporation has successfully transitioned substantially all of its products away from LIBOR as of June 30, 2023. For most financial products, the most common alternative reference rates have been SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that were subject to amendment or a transition by their terms.

Financial Highlights

Following is a summary of the financial highlights for the three months and six months ended June 30, 2023:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $77.0 million for the three months ended June 30, 2023, a $9.6 million increase compared to $67.4 million for the same period in 2022. Diluted net income available to common shareholders, per share was $0.46 for the three months ended June 30, 2023, a $0.04 increase compared to the same period in 2022. Net income available to common shareholders was $142.8 million for the six months ended June 30, 2023, a $13.6 million increase compared to $129.2 million for the same period in 2022. Diluted net income available to common shareholders, per share was $0.85 for the six months ended June 30, 2023, a $0.05 increase compared to the same period in 2022.

•Net Interest Income - Net interest income was $212.9 million for the three months ended June 30, 2023, an increase of $34.0 million, or 19.0%, compared to $178.8 million for the same period in 2022. The increase was driven by higher interest rates and an increase in average balances for net loans, partially offset by higher interest rates and an increase in the average balance of higher-cost borrowings and other interest-bearing liabilities and interest-bearing deposits. Net interest income was $428.4 million for the six months ended June 30, 2023, an increase of $88.3 million, or 26.0%, compared to $340.1 million for the same period in 2022. The increase was driven by higher interest rates and an increase in average balances for net loans, partially offset by higher interest rates and an increase in the average balance of higher-cost borrowings and other interest-bearing liabilities and interest-bearing deposits.

•Net Interest Margin - For the three months ended June 30, 2023, NIM increased to 3.40%, or 36 bps, compared to the same period in 2022, driven by a 196 bps increase in the yield on net loans, a 20 bps increase in the yield on investment securities and a 285 bps increase in the yield on other interest-earning assets, partially offset by a 150 bps increase in the cost of funds. For the six months ended June 30, 2023, NIM increased to 3.46%, or 55 bps, compared to the same period in 2022, driven by a 192 bps increase in the yield on net loans, a 24 bps increase in the yield on investment securities and a 282 bps increase in the yield on other interest-earning assets, partially offset by a 128 bps increase in the cost of funds.

•Loan Growth - Average net loans increased $2.2 billion, or 12.0%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in average net loans was largely driven by increases in average residential mortgage loans, average commercial and industrial loans, average commercial mortgage loans, average consumer loans and average real estate construction loans of $955.6 million, $474.5 million, $435.0 million, $278.3 million and $117.4 million, respectively. Average net loans increased $2.2 billion, or 11.6%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase in average net loans was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average commercial and industrial loans, average consumer loans and average real estate construction loans of $929.3 million, $429.9 million, $412.2 million, $281.3 million and $126.5 million, respectively.

•Deposit Decrease - Average deposits decreased $316.6 million, or 1.5%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in average deposits was largely due to a decrease in average noninterest-bearing demand deposits of $1.6 billion, partially offset by increases in average brokered deposits of $710.6 million, average time deposits of $454.8 million and average savings deposits of $206.9 million. Average deposits decreased $609.6 million, 2.8%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease in average deposits was due to decreases in average noninterest-bearing demand deposits of $1.2 billion and average interest-bearing demand deposits of $199.6 million, partially offset by increases in average brokered deposits of $451.4 million and average time deposits of $228.5 million.

•Borrowings and Other Interest-Bearing Liabilities Increase - Average borrowings and other interest-bearing liabilities increased $1.8 billion, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in borrowings and other interest-bearing liabilities was primarily due to increases in average FHLB advances and Federal funds purchased of $880.8 million and $676.5 million, respectively. Average borrowings and other interest-bearing liabilities increased $1.9 billion for the six months ended June 30, 2023 compared to the same period in 2022. The increase in borrowings and other interest-bearing liabilities was primarily due to increases in average FHLB advances and Federal funds purchased of $1.1 billion and $591.3 million, respectively.

•Asset Quality - Non-performing assets decreased $26.1 million, or 14.7%, as of June 30, 2023 compared to December 31, 2022, and were 0.55% and 0.66% of total assets as of those dates, respectively. Annualized net charge-offs to average loans outstanding was 0.04% for the three months ended June 30, 2023, compared to annualized recoveries to average loans outstanding of (0.08)% for the same period in 2022. Net charge-offs of $16.0 million during the six months ended June 30, 2023 were primarily due to a charge-off of $13.3 million during the first quarter of 2023 for a commercial office loan. The provision for credit losses was $9.7 million for the three months ended June 30, 2023, compared to a provision for credit losses of $1.5 million for the same period in 2022. The provision for credit losses was $34.3 million for the six months ended June 30, 2023, compared to a negative provision of $5.5 million for the same period in 2022. The increases in provision for credit losses for the three and six months ended June 30, 2023 were primarily driven by loan growth and changes to the macroeconomic outlook.

•Non-interest Income - Non-interest income, excluding investment securities gains, for the three months ended June 30, 2023, increased $2.2 million, or 3.8%, compared to the same period in 2022. The increase in non-interest income was primarily due to increases in commercial customer interest rate swap fee income, reflected in capital markets, of $2.1 million. Non-interest income, excluding investment securities gains, for the six months ended June 30, 2023, decreased $1.3 million, or 1.2%, compared to the same period in 2022. The decrease in non-interest income was primarily due to decreases of $3.4 million in mortgage banking income, $2.2 million in overdraft fees and $1.0 million in wealth management revenues, partially offset by increases of $4.3 million in commercial banking income and $1.0 million in consumer card fee income.

•Non-interest Expense - Non-interest expense, excluding merger-related expenses of $1.0 million in the second quarter of 2022, increased $19.3 million, or 13.0%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $8.7 million in salaries and employee benefits expense, $2.1 million in other outside services expense, $2.1 million in data processing and software expense, $1.9 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, $0.9 million in intangible amortization expense and $0.8 million in net occupancy expense. Higher expense levels compared to the second quarter of 2022 are in part due to the Prudential Bancorp acquisition. The $8.7 million increase in salaries and benefits expense was primarily driven by annual merit increases, an increase in the number of employees, higher healthcare claims expenses and higher pension costs. Non-interest expense, excluding merger-related expenses of $1.4 million in the six months ended June 30, 2022, increased $33.4 million, or 11.3%, for the six months ended June 30, 2023. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $13.5 million in salaries and employee benefits expense, $4.0 million in other outside services expense, $3.6 million in data processing and software expense, $3.5 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, $1.4 million in intangible amortization expense, $0.9 million in marketing expenses and $0.8 million in state taxes. Higher expense levels compared to the same period in 2022 are in part due to the Prudential Bancorp acquisition. Additional drivers of the increase in non-interest expense were an unfavorable change of $1.8 million due to higher gains on sales of owned assets in 2022, $1.0 million in fraud-related losses and $0.9 million in travel and entertainment expenses, in each case, reflected in "other" expense. The $13.5 million increase in salaries and benefits expense was primarily driven by annual merit increases, an increase in the number of employees, higher healthcare claims expenses and higher pension costs.

•Income Taxes - The Corporation's ETR was 16.8% for the three months ended June 30, 2023 and 17.3% for the six months ended June 30, 2023 compared to 17.3% for the full-year of 2022. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various programs.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Operating net income available to common shareholders
Net income available to common shareholders	$77,045	$67,427	$142,796	$129,153
Plus: Core deposit intangible amortization	912	—	1,426	—
Plus: Merger-related expenses	—	1,027	—	1,428
Less: Tax impact of adjustments	(192)	(216)	(299)	(300)
Operating net income available to common shareholders (numerator)	$77,765	$68,238	$143,923	$130,281

Weighted average shares (diluted) (denominator)	167,191	162,075	167,809	162,015

Operating net income available to common shareholders, per share (diluted)	$0.47	$0.42	$0.86	$0.80

Operating return on average assets, annualized
Net income	$79,607	$69,989	$147,920	$134,277
Plus: Core deposit intangible amortization	912	—	1,426	—
Plus: Merger-related expenses	—	1,027	—	1,428
Less: Tax impact of adjustments	(192)	(216)	(299)	(300)
Operating net income (numerator)	$80,327	$70,800	$149,047	$135,405

Total average assets (denominator)	$27,235,567	$25,578,432	$27,069,036	$25,600,325

Operating return on average assets	1.18%	1.11%	1.11%	1.07%

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$77,045	$67,427	$142,796	$129,153
Plus: Intangible amortization	1,072	177	1,746	353
Plus: Merger-related expenses	—	1,027	—	1,428
Less: Tax impact of adjustments	(225)	(253)	(367)	(374)
Operating net income available to common shareholders (numerator)	$77,892	$68,378	$144,175	$130,560

Average shareholders' equity	$2,647,464	$2,531,346	$2,630,484	$2,609,655
Less: Average goodwill and intangible assets	(563,146)	(537,786)	(562,449)	(537,881)
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$1,891,440	$1,800,682	$1,875,157	$1,878,896
Return on average common shareholders' equity (tangible)	16.52%	15.23%	15.50%	14.01%

Efficiency ratio
Non-interest expense	$168,018	$149,730	$327,636	$295,708
Less: Amortization of tax credit investments	—	(696)	—	(1,391)
Less: Merger-related expenses	—	(1,027)	—	(1,428)
Less: Intangible amortization	(1,072)	(177)	(1,746)	(353)
Non-interest expense (numerator)	$166,946	$147,830	$325,890	$292,536

Net interest income	$212,852	$178,831	$428,439	$340,141
Tax equivalent adjustment	4,405	3,427	8,819	6,716
Plus: Total non-interest income	60,585	58,391	112,339	113,647
Less: Investment securities (gains) losses, net	4	(8)	(19)	(27)
Total revenue (denominator)	$277,846	$240,641	$549,578	$460,477
Efficiency ratio	60.1%	61.4%	59.3%	63.5%

RESULTS OF OPERATIONS

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Net Interest Income

Net interest income was $212.9 million for the three months ended June 30, 2023, an increase of $34.0 million, or 19.0%, compared to the same period in 2022. For the three months ended June 30, 2023, net interest margin increased 36 bps to 3.40% compared to the same period in 2022. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended June 30
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$20,866,235	$287,154	5.52%	$18,637,175	$165,682	3.56%
Investment securities(2)	4,234,096	27,303	2.57	4,398,424	26,061	2.37
Other interest-earning assets	529,582	4,860	3.68	951,504	1,983	0.83
Total interest-earning assets	25,629,913	319,317	4.99	23,987,103	193,726	3.24
Noninterest-earning assets:
Cash and due from banks	129,682			160,240
Premises and equipment	216,847			216,798
Other assets	1,541,657			1,463,332
Less: ACL - loans(3)	(282,532)			(249,041)
Total Assets	$27,235,567			$25,578,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,535,669	$14,612	1.06%	$5,597,975	$797	0.06%
Savings and money market deposits	6,632,572	29,289	1.77	6,425,634	1,125	0.07
Brokered deposits	954,773	12,135	5.10	244,200	619	1.02
Time deposits	2,063,038	13,763	2.68	1,608,286	3,255	0.81
Total interest-bearing deposits	15,186,052	69,799	1.84	13,876,095	5,796	0.17
Borrowings and other interest-bearing liabilities	2,790,860	32,261	4.60	1,003,830	5,672	2.27
Total interest-bearing liabilities	17,976,912	102,060	2.27	14,879,925	11,468	0.31
Noninterest-bearing liabilities:
Demand deposits	6,021,091			7,647,618
Other noninterest-bearing liabilities	590,100			519,543
Total Liabilities	24,588,103			23,047,086
Total Deposits/Cost of deposits	21,207,143		1.32	21,523,713		0.11
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	23,998,003		1.70	22,527,543		0.20
Shareholders’ equity	2,647,464			2,531,346
Total Liabilities and Shareholders’ Equity	$27,235,567			$25,578,432
Net interest income/FTE NIM		217,257	3.40%		182,258	3.04%
Tax equivalent adjustment		(4,405)			(3,427)
Net interest income		$212,852			$178,831
(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended June 30, 2023 in comparison to the same period in 2022:

	2023 vs. 2022 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$21,679	$99,793	$121,472
Investment securities	(965)	2,207	1,242
Other interest-earning assets	(1,217)	4,094	2,877
Total interest income	$19,497	$106,094	$125,591
Interest expense on:
Demand deposits	$(9)	$13,824	$13,815
Savings and money market deposits	37	28,127	28,164
Brokered deposits	4,850	6,666	11,516
Time deposits	1,147	9,361	10,508
Borrowings and other interest-bearing liabilities	16,865	9,724	26,589
Total interest expense	$22,890	$67,702	$90,592
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the second quarter of 2022, FTE total interest income for the second quarter of 2023 increased $125.6 million, or 64.8%, primarily due to an increase of $106.1 million attributable to changes in yield, of which $99.8 million related to net loans. The yield on average interest-earning assets increased 175 bps in the second quarter of 2023 compared to the same period in 2022.

In the second quarter of 2023, interest expense increased $90.6 million compared to the second quarter of 2022, primarily driven by the increase in rate on interest-bearing liabilities resulting in a $67.7 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in the rates on savings and money market deposits, demand deposits, borrowings and other interest-bearing liabilities, time deposits and brokered deposits. The increase in volume of borrowings and other interest-bearing liabilities contributed an increase of $22.9 million in interest expense, primarily due to an increase in average borrowings and other interest-bearing liabilities and brokered deposits.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30
	2023		2022		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,775,436	5.93%	$7,340,417	3.46%	$435,019	5.9%
Commercial and industrial	4,629,919	6.16	4,155,436	3.57	474,483	11.4
Real estate – residential mortgage	5,008,295	3.70	4,052,666	3.31	955,629	23.6
Real estate – home equity	1,066,615	6.93	1,118,494	4.09	(51,879)	(4.6)
Real estate – construction	1,306,286	6.68	1,188,932	3.44	117,354	9.9
Consumer	763,407	5.85	485,095	5.30	278,312	57.4
Leases and other loans(1)	316,277	4.48	296,135	4.66	20,142	6.8
Total loans	$20,866,235	5.52%	$18,637,175	3.56%	$2,229,060	12.0%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the second quarter of 2023, average loans increased $2.2 billion, or 12.0%, compared to the same period in 2022. The increase in average loans was largely driven by increases in average residential mortgage loans, average commercial and industrial loans, average commercial mortgage loans and average consumer loans of $955.6 million, $474.5 million, $435.0 million and $278.3 million, respectively. The yield on total loans increased 196 bps to 5.52% for the second quarter of 2023, compared to 3.56% for the same period in 2022, primarily due to rising interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,021,091	—%	$7,647,618	—%	$(1,626,527)	(21.3)%
Interest-bearing demand	5,535,669	1.06	5,597,975	0.06	(62,306)	(1.1)
Savings and money market deposits	6,632,572	1.77	6,425,634	0.07	206,938	3.2
Total demand deposits and savings and money market deposits	18,189,332	0.97	19,671,227	0.04	(1,481,895)	(7.5)
Brokered deposits	954,773	5.10	244,200	1.02	710,573	291.0
Time deposits	2,063,038	2.68	1,608,286	0.81	454,752	28.3
Total deposits	$21,207,143	1.32%	$21,523,713	0.11%	$(316,570)	(1.5)%

The cost of total deposits increased 121 bps, to 1.32%, for the second quarter of 2023 compared to 0.11% for the same period in 2022, due to an increase in rates and a change in the mix of deposits. The rate on total demand deposits and savings and money market deposits increased to 0.97% for the second quarter of 2023 compared to 0.04% for the same period in 2022. Average noninterest-bearing demand deposits decreased $1.6 billion for the second quarter of 2023 compared to the same period in 2022. Average brokered deposits and average time deposits increased $710.6 million and $454.8 million, respectively, during the second quarter of 2023 compared to the same period in 2022.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
Borrowings and other interest-bearing liabilities:	(dollars in thousands)
Federal funds purchased	$679,401	5.31%	$2,857	N/M	$676,544	N/M
Federal Home Loan Bank advances	880,811	5.34	11	N/M	880,800	N/M
Senior debt and subordinated debt	539,906	3.96	555,701	3.94	(15,795)	(2.8)
Other borrowings and other interest-bearing liabilities(1)	690,742	3.47	445,261	0.19	245,481	55.1
Total borrowings and other interest-bearing liabilities	$2,790,860	4.60%	$1,003,830	2.27%	$1,787,030	N/M
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities increased $1.8 billion in the second quarter of 2023 compared to the same period in 2022. Average total borrowings and other interest-bearing liabilities increased primarily as a result of a decrease in average total deposits and an increase in the average net loan balance. Average FHLB advances, average Federal funds purchased and average other borrowings and other interest-bearing liabilities increased $880.8 million, $676.5 million and $245.5 million, respectively.

Provision for Credit Losses

The provision for credit losses was $9.7 million for the second quarter of 2023 compared to a provision of $1.5 million for the same period in 2022. The increase in provision for credit losses was primarily driven by loan growth and changes to the macroeconomic outlook.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Wealth management	$18,678	$18,274	$404	2.2%
Commercial banking:
Merchant and card	7,700	7,355	345	4.7
Cash management	5,835	6,062	(227)	(3.7)
Capital markets	6,092	3,893	2,199	56.5
Other commercial banking	3,518	3,049	469	15.4
Total commercial banking	23,145	20,359	2,786	13.7
Consumer banking:
Card	6,592	6,067	525	8.7
Overdraft	2,696	3,881	(1,185)	(30.5)
Other consumer banking	2,432	2,524	(92)	(3.6)
Total consumer banking	11,720	12,472	(752)	(6.0)
Mortgage banking:
Gains on sales of mortgage loans	1,621	2,542	(921)	(36.2)
Mortgage servicing income	1,319	1,226	93	7.6
Total mortgage banking	2,940	3,768	(828)	(22.0)
Other	4,106	3,510	596	17.0
Non-interest income before investment securities gains	60,589	58,383	2,206	3.8
Investment securities gains (losses), net	(4)	8	(12)	(150.0)
Total Non-Interest Income	$60,585	$58,391	$2,194	3.8%

Excluding net investment securities gains, non-interest income increased $2.2 million, or 3.8%, in the second quarter of 2023 compared to the same period in 2022. The increase in non-interest income was primarily due to increases in commercial customer interest rate swap fee income, reflected in capital markets, of $2.1 million.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Salaries and employee benefits	$94,102	$85,404	$8,698	10.2%
Data processing and software	16,776	14,685	2,091	14.2
Net occupancy	14,374	13,587	787	5.8
Other outside services	10,834	8,764	2,070	23.6
FDIC insurance	4,895	2,961	1,934	65.3
State taxes	3,939	3,568	371	10.4
Equipment	3,530	3,422	108	3.2
Professional fees	1,829	2,013	(184)	(9.1)
Marketing	1,655	1,326	329	24.8
Intangible amortization	1,072	177	895	N/M
Merger-related expenses	—	1,027	(1,027)	N/M
Other	15,012	12,796	2,216	17.3
Total non-interest expense	$168,018	$149,730	$18,288	12.2%

Non-interest expense, excluding merger-related expenses of $1.0 million in the second quarter of 2022, increased $19.3 million, or 13.0%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $8.7 million in salaries and employee benefits expense, $2.1 million in other outside services expense, $2.1 million in data processing and software expense, $1.9 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, $0.9 million in intangible amortization expense and $0.8 million in net occupancy expense. Higher expense levels compared to the second quarter of 2022 are in part due to the Prudential Bancorp acquisition. The $8.7 million increase in salaries and benefits expense was primarily driven by annual merit increases, an increase in the number of employees, higher healthcare claims expenses and higher pension costs.

Income Taxes

Income tax expense for the three months ended June 30, 2023 was $16.1 million, a $0.1 million increase from $16.0 million for the same period in 2022. The Corporation's ETR was 16.8% for the three months ended June 30, 2023 compared to 17.3% for the full year in 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Net Interest Income

FTE net interest income increased $90.4 million to $437.3 million for the six months ended June 30, 2023, from $346.9 million for the same period in 2022. NIM increased 55 bps to 3.46%, compared to 2.91% for the same period in 2022. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Six months ended June 30
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$20,665,779	$550,219	5.36%	$18,510,845	$316,809	3.44%
Investment securities (2)	4,261,718	54,824	2.57	4,312,867	50,312	2.33
Other interest-earning assets	511,456	8,508	3.34	1,118,188	2,895	0.52
Total interest-earning assets	25,438,953	613,551	4.85	23,941,900	370,016	3.11
Noninterest-earning assets:
Cash and due from banks	135,436			161,274
Premises and equipment	219,920			218,357
Other assets	1,552,669			1,528,820
Less: ACL - loans(3)	(277,942)			(250,026)
Total Assets	$27,069,036			$25,600,325
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,431,696	$23,067	0.86%	$5,631,296	$1,525	0.06%
Savings and money market deposits	6,551,470	49,824	1.53	6,431,060	2,146	0.07
Brokered deposits	698,644	17,308	5.00	247,258	835	0.68
Time deposits	1,880,970	21,221	2.28	1,652,430	6,895	0.84
Total interest-bearing deposits	14,562,780	111,420	1.54	13,962,044	11,401	0.16
Borrowings and other interest-bearing liabilities	2,928,819	64,873	4.43	1,018,740	11,758	2.31
Total interest-bearing liabilities	17,491,599	176,293	2.03	14,980,784	23,159	0.31
Noninterest-bearing liabilities:
Demand deposits	6,329,701			7,540,025
Other noninterest-bearing liabilities	617,252			469,861
Total Liabilities	24,438,552			22,990,670
Total Deposits/Cost of deposits	20,892,481		1.08	21,502,069		0.11
Total Interest-bearing liabilities and noninterest-bearing deposits/Cost of funds	23,821,300		1.49	22,520,809		0.21
Shareholders’ equity	2,630,484			2,609,655
Total Liabilities and Shareholders’ Equity	$27,069,036			$25,600,325
Net interest income/FTE NIM		437,258	3.46%		346,857	2.91%
Tax equivalent adjustment		(8,819)			(6,716)
Net interest income		$428,439			$340,141

(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the six months ended June 30, 2023 in comparison to the same period in 2022:

	2023 vs. 2022 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans (1)	$40,282	$193,128	$233,410
Investment securities	(594)	5,106	4,512
Other interest-earning assets	(2,334)	7,947	5,613
Total interest income	$37,354	$206,181	$243,535
Interest expense on:
Demand deposits	$(61)	$21,603	$21,542
Savings and money market deposits	43	47,635	47,678
Brokered deposits	3,677	12,796	16,473
Time deposits	1,070	13,256	14,326
Borrowings and other interest-bearing liabilities	35,660	17,455	53,115
Total interest expense	$40,389	$112,745	$153,134
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2022, FTE total interest income for the six months ended June 30, 2023 increased $243.5 million due to increases of $206.2 million attributable to changes in yield and $37.4 million attributable to changes in volume. The increase due to changes in yield was primarily driven by net loans. The increase due to changes in volume was due to an increase in average net loans, partially offset by decreases in average other interest-earning assets.

The yield on average interest-earning assets increased 174 bps in the six months ended June 30, 2023 compared to the same period in 2022.

For the six months ended June 30, 2023, interest expense increased $153.1 million compared to the same period in 2022, primarily driven by an increase in rate on interest-bearing liabilities resulting in a $112.7 million increase in interest expense. The increase in interest expense attributable to rate was driven by the increases in the rates on savings and money market deposits, demand deposits and borrowings and other interest-bearing liabilities. The increase in interest expense attributable to volume was $40.4 million primarily driven by an increase in average borrowings and other interest-bearing liabilities, which resulted in an increase of $35.7 million in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30
	2023		2022		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,748,356	5.74%	$7,318,422	3.30%	$429,934	5.9%
Commercial and industrial	4,598,097	5.97	4,185,883	3.31	412,214	9.8
Real estate – residential mortgage	4,900,182	3.64	3,970,877	3.30	929,305	23.4
Real estate – home equity	1,076,270	6.65	1,125,257	3.85	(48,987)	(4.4)
Real estate – construction	1,291,299	6.49	1,164,785	3.23	126,514	10.9
Consumer	742,445	5.62	461,159	5.38	281,286	61.0
Leases and other loans (1)	309,130	4.29	284,462	5.92	24,668	8.7
Total loans	$20,665,779	5.36%	$18,510,845	3.44%	$2,154,934	11.6%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the six months ended June 30, 2023, average loans increased $2.2 billion, or 11.6%, compared to the same period in 2022. The increase was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average commercial and industrial loans and average consumer loans of $929.3 million, $429.9 million, $412.2 million and $281.3 million, respectively.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,329,701	—%	$7,540,025	—%	$(1,210,324)	(16.1)%
Interest-bearing demand	5,431,696	0.86	5,631,296	0.06	(199,600)	(3.5)
Savings and money market deposits	6,551,470	1.53	6,431,060	0.07	120,410	1.9
Total demand deposits and savings and money market deposits	18,312,867	0.80	19,602,381	0.04	(1,289,514)	(6.6)
Brokered deposits	698,644	5.00	247,258	0.68	451,386	N/M
Time deposits	1,880,970	2.28	1,652,430	0.84	228,540	13.8
Total deposits	$20,892,481	1.08%	$21,502,069	0.11%	$(609,588)	(2.8)%

The cost of total deposits increased 97 bps to 1.08% for the first six months of 2023 compared to 0.11% for the same period of 2022, primarily due to rising interest rates and a change in the mix of deposits. Average deposits decreased $609.6 million driven by a $1.2 billion decrease in average noninterest-bearing demand deposits, partially offset by increases in average brokered deposits and average time deposits of $451.4 million and $228.5 million, respectively.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$592,753	5.08%	$1,436	N/M	$591,317	N/M
Federal Home Loan Bank advances	1,070,148	5.11	6	N/M	1,070,142	N/M
Senior debt and subordinated debt	539,817	3.96	582,184	3.93	(42,367)	(7.3)
Other borrowings and other interest-bearing liabilities(1)	726,101	3.26	435,114	0.16	290,987	66.9
Total borrowings	$2,928,819	4.43%	$1,018,740	2.31%	$1,910,079	N/M
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Average total borrowings increased $1.9 billion during the first six months of 2023 compared to the same period in 2022, primarily as a result of a decrease in average total deposits and an increase in the average net loan balance. Average FHLB advances, average Federal funds purchased and average other borrowings and other interest-bearing liabilities increased $1.1 billion, $591.3 million and $291.0 million, respectively.

Provision for Credit Losses

The provision for credit losses was $34.3 million for the first six months of 2023 compared to a negative provision of $5.5 million for the same period of 2022. The increase in provision for credit losses was primarily driven by loan growth and changes to the macroeconomic outlook. Net charge-offs of $16.0 million during the six months ended June 30, 2023 were primarily due to a charge-off of $13.3 million during the first quarter of 2023 for a commercial office loan.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Wealth management	$36,740	$37,702	$(962)	(2.6)%
Commercial banking:
Merchant and card	14,534	13,452	1,082	8.0
Cash management	11,350	11,490	(140)	(1.2)
Capital markets	8,436	5,569	2,867	51.5
Other commercial banking	6,338	5,856	482	8.2
Total commercial banking	40,658	36,367	4,291	11.8
Consumer banking:
Card	12,835	11,863	972	8.2
Overdraft	5,429	7,653	(2,224)	(29.1)
Other consumer banking	4,673	4,630	43	0.9
Total consumer banking	22,937	24,146	(1,209)	(5.0)
Mortgage banking:
Gains on sales of mortgage loans	2,277	5,568	(3,291)	(59.1)
Mortgage servicing income	2,633	2,776	(143)	(5.2)
Total mortgage banking	4,910	8,344	(3,434)	(41.2)
Other	7,075	7,061	14	0.2
Non-interest income before investment securities gains	112,320	113,620	(1,300)	(1.1)
Investment securities gains (losses), net	19	27	(8)	N/M
Total Non-Interest Income	$112,339	$113,647	$(1,308)	(1.2)%

Excluding net investment securities gains, non-interest income decreased $1.3 million, or 1.1%, during the six months ended June 30, 2023 as compared to the same period in 2022. The decrease in non-interest income was primarily due to decreases of $3.4 million in mortgage banking income, $2.2 million in overdraft fees and $1.0 million in wealth management revenues, partially offset by increases of $4.3 million in commercial banking income and $1.0 million in consumer card fee income.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Salaries and employee benefits	$183,385	$169,868	$13,517	8.0%
Data processing and software	32,571	29,000	3,571	12.3
Net occupancy	28,812	28,109	703	2.5
Other outside services	20,960	16,931	4,029	23.8
FDIC insurance	9,690	6,170	3,520	57.1
State taxes	7,418	6,605	813	12.3
Equipment	6,920	6,845	75	1.1
Professional fees	4,221	3,805	416	10.9
Marketing	3,541	2,646	895	33.8
Intangible amortization	1,746	353	1,393	N/M
Merger-related expenses	—	1,428	(1,428)	N/M
Other	28,372	23,948	4,424	18.5
Total non-interest expense	$327,636	$295,708	$31,928	10.8%

Compared to the first six months of 2022, total non-interest expense in the first six months of 2023, excluding $1.4 million of merger-related expenses, increased $33.4 million, or 11.3%. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $13.5 million in salaries and employee benefits expense, $4.0 million in other outside services expense, $3.6 million in data processing and software expense, $3.5 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, $1.4 million in intangible amortization expense, $0.9 million in marketing expenses and $0.8 million in state tax expense. Higher expense levels compared to the same period in 2022 are in part due to the Prudential Bancorp acquisition. Additional drivers of the increase in non-interest expense were an unfavorable change of $1.8 million due to higher gains on sales of owned assets in 2022, $1.0 million in fraud-related losses and $0.9 million in travel and entertainment expenses, in each case, reflected in "other" expense. The $13.5 million increase in salaries and benefits expense was primarily driven by annual merit increases, an increase in the number of employees, higher healthcare claims experience and higher pension costs.

Income Taxes

Income tax expense for the six months ended June 30, 2023 was $30.9 million, a $1.6 million increase from $29.3 million for the same period in 2022. The Corporation's ETR was 17.3% for the six months ended June 30, 2023, compared to 17.9% in the same period of 2022.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	June 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$504,702	$681,921	$(177,219)	(26.0)%
FRB and FHLB Stock	124,218	130,186	(5,968)	(4.6)
Loans held for sale	14,673	7,264	7,409	102.0
Investment securities	3,867,334	3,968,023	(100,689)	(2.5)
Net loans, less ACL - loans	20,757,243	20,010,181	747,062	3.7
Net premises and equipment	216,322	225,141	(8,819)	(3.9)
Goodwill and intangibles	561,885	560,824	1,061	0.2
Other assets	1,356,786	1,348,162	8,624	0.6
Total Assets	$27,403,163	$26,931,702	$471,461	1.8%
Liabilities and Shareholders' Equity
Deposits	$21,206,540	$20,649,538	$557,002	2.7%
Borrowings	2,719,114	2,871,207	(152,093)	(5.3)
Other liabilities	835,357	831,200	4,157	0.5
Total Liabilities	24,761,011	24,351,945	409,066	1.7
Total Shareholders' Equity	2,642,152	2,579,757	62,395	2.4
Total Liabilities and Shareholders' Equity	$27,403,163	$26,931,702	$471,461	1.8%

Cash and Cash Equivalents

Compared to December 31, 2022, cash and cash equivalents at June 30, 2023 decreased $177.2 million, or 26.0%, primarily due to a $747.1 million increase in net loans.

Shareholders' Equity

Compared to December 31, 2022, shareholders' equity at June 30, 2023 increased $62.4 million, primarily due to a $91.4 million increase in retained earnings from net income of $147.9 million, partially offset by common stock dividends of $51.4 million and preferred stock dividends of $5.1 million. The increase in retained earnings was partially offset by an increase in treasury stock of $41.7 million primarily due to the repurchase of 2.4 million shares of the Corporation's common stock for $40.4 million during the first quarter of 2023.

On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock through December 31, 2023. During the three months ended June 30, 2023, no shares of the Corporation's common stock were repurchased under this program. In March 2023, the Corporation paused its share repurchase program. See Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" in this Quarterly Report on Form 10-Q for further details on the repurchase program and activity.

In July 2023, the Corporation resumed repurchasing shares of its common stock under the 2023 Repurchase Program, as permitted by securities laws and other legal requirements and subject to market conditions and other factors.

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$220,638	$218,485	$2,153	1.0%
U.S. Government-sponsored agency securities	999	1,008	(9)	(0.9)
State and municipal securities	1,053,908	1,105,712	(51,804)	(4.7)
Corporate debt securities	424,379	422,309	2,070	0.5
Collateralized mortgage obligations	120,458	134,033	(13,575)	(10.1)
Residential mortgage-backed securities	204,888	212,698	(7,810)	(3.7)
Commercial mortgage-backed securities	547,451	552,522	(5,071)	(0.9)
Total available for sale securities	$2,572,721	$2,646,767	$(74,046)	(2.8)%
Held to Maturity
Residential mortgage-backed securities	$431,704	$457,325	$(25,621)	(5.6)%
Commercial mortgage-backed securities	862,909	863,931	(1,022)	(0.1)
Total held to maturity securities	$1,294,613	$1,321,256	$(26,643)	(2.0)%

Total Investment Securities	$3,867,334	$3,968,023	$(100,689)	(2.5)%

Compared to December 31, 2022, total AFS securities at June 30, 2023 decreased $74.0 million, or 2.8%, primarily due to decreases in state and municipal securities, collateralized mortgage obligations and residential mortgage-backed securities of $51.8 million, $13.6 million and $7.8 million, respectively.

At June 30, 2023, total HTM securities decreased $26.6 million compared to December 31, 2022, primarily driven by a decrease of $25.6 million in residential mortgage-backed securities due to paydowns.

Loans

The following table presents ending loans outstanding by type:

	June 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,846,861	$7,693,835	$153,026	2.0%
Commercial and industrial	4,602,446	4,477,537	124,909	2.8
Real estate – residential mortgage	5,147,262	4,737,279	409,983	8.7
Real estate – home equity	1,061,891	1,102,838	(40,947)	(3.7)
Real estate – construction	1,308,564	1,269,925	38,639	3.0
Consumer	763,530	699,179	64,351	9.2
Leases and other loans	346,015	328,331	17,684	5.4
Gross loans	21,076,569	20,308,924	767,645	3.8
Unearned income	(31,884)	(29,377)	(2,507)	(8.5)
Net loans	$21,044,685	$20,279,547	$765,138	3.8%

During the six months ended June 30, 2023, net loans increased $765.1 million, or 3.8%, compared to December 31, 2022, primarily due to increases in residential mortgage loans, commercial mortgage loans, commercial and industrial loans and consumer loans of $410.0 million, $153.0 million, $124.9 million and $64.4 million, respectively.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of June 30, 2023, approximately $9.2 billion, or 43.5%, of the loan portfolio was comprised of commercial mortgage loans and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $100.0 million as of June 30, 2023. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	June 30, 2023	December 31, 2022
Real estate(1)	46.7%	43.9%
Health care	6.8	6.5
Manufacturing	6.5	6.8
Agriculture	5.3	5.4
Other services	4.5	4.7
Construction(2)	4.1	4.7
Hospitality and food services	3.6	3.6
Retail	3.4	3.1
Wholesale trade	3.0	3.1
Educational services	3.0	2.8
Professional, scientific and technical services	2.2	1.8
Arts, entertainment and recreation	2.0	2.0
Transportation and warehousing	1.5	1.3
Public administration	1.1	1.2
Administrative and Support	1.0	1.1
Other	5.3	8.0
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The following table presents the changes in non-accrual loans for the three months and six months ended June 30, 2023:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended June 30, 2023
Balance at March 31, 2023	$31,879	$58,409	$1,278	$24,427	$6,059	$12,251	$134,303
Additions	11,043	5,270	—	711	1,807	606	19,437
Payments	(11,417)	(9,430)	(179)	(525)	(660)	(358)	(22,569)
Charge-offs	(2,017)	(230)	—	(62)	(1,313)	(1,165)	(4,787)
Transfers to accrual status	—	(204)	—	(2,179)	(49)	—	(2,432)
Transfers to OREO	—	—	—	(672)	—	—	(672)
Balance at June 30, 2023	$29,488	$53,815	$1,099	$21,700	$5,844	$11,334	$123,280

Six months ended June 30, 2023
Balance at December 31, 2022	$27,116	$70,161	$1,368	$26,294	$6,197	$13,307	$144,443
Additions	18,758	12,376	—	787	4,360	606	36,887
Payments	(13,757)	(15,154)	(269)	(1,119)	(1,145)	(691)	(32,135)
Charge-offs	(2,629)	(13,592)	—	(62)	(3,519)	(1,888)	(21,690)
Transfers to accrual status	—	24	—	(2,407)	(49)	—	(2,432)
Transfers to OREO	—	—	—	(1,793)	—	—	(1,793)
Balance at June 30, 2023	$29,488	$53,815	$1,099	$21,700	$5,844	$11,334	$123,280

During the six months ended June 30, 2023, non-accrual loans decreased approximately $21.2 million, or 14.7%, as a result of higher charge-offs and payments, partially offset by the additions to non-accrual loans.

The following table summarizes non-performing assets as of the periods shown below:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Non-accrual loans	$123,280	$144,443
Loans 90 days or more past due and still accruing(1)	24,415	27,463
Total non-performing loans	147,695	171,906
OREO(2)	3,881	5,790
Total non-performing assets	$151,576	$177,696
Non-accrual loans to total loans	0.59%	0.71%
Non-performing loans to total loans	0.70%	0.85%
Non-performing assets to total assets	0.55%	0.66%
ACL - loans to non-performing loans	195%	157%
(1) Excludes PPP loans which are fully guaranteed by the federal government of $1.0 million and $7.7 million as of June 30, 2023 and December 31, 2022, respectively.
(2) Excludes $8.4 million and $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2023 and
December 31, 2022, respectively.

Non-performing loans at June 30, 2023 decreased $24.2 million, or 14.1%, compared to $171.9 million as of December 31, 2022. Non-performing loans as a percentage of total loans were 0.70% at June 30, 2023 and 0.85% at December 31, 2022. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

The ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial and industrial loans, commercial mortgages and commercial construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and leases and other loans is based on payment history, through the monitoring of delinquency levels and trends.

Total internally risk-rated loans were $13.5 billion, of which $0.8 billion were criticized and classified, as of June 30, 2023, and $13.2 billion, of which $0.8 billion were criticized and classified, as of December 31, 2022. For a description of the Corporation's risk ratings, see "Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2023	December 31, 2022	$	%	June 30, 2023	December 31, 2022	$	%	June 30, 2023	December 31, 2022
	(dollars in thousands)
Real estate - commercial mortgage	$294,367	$306,381	$(12,014)	(3.9)%	$182,697	$184,014	$(1,317)	(0.7)%	$477,064	$490,395
Commercial and industrial	115,332	133,943	(18,611)	(13.9)	141,928	95,546	46,382	48.5	257,260	229,489
Real estate - construction (3)	39,588	21,603	17,985	83.3	28,342	10,601	17,741	N/M	67,930	32,204
Total	$449,287	$461,927	$(12,640)	(2.7)%	$352,967	$290,161	$62,806	21.6%	$802,254	$752,088

% of total risk rated loans	3.3%	3.5%			2.6%	2.2%			5.9%	5.7%

(1) Considered "criticized" loans by banking regulators
(2) Considered "classified" loans by banking regulators
(3) Excludes construction - other

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures

	June 30, 2023	December 31, 2022
	(dollars in thousands)
ACL - loans	$287,442	$269,366

ACL - OBS credit exposure(1)	$16,568	$16,328
(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)
Average balance of net loans	$20,866,235	$18,637,175	$20,665,779	$18,510,845

Balance of ACL at beginning of period	$278,695	$243,705	$269,366	$249,001

Loans charged off:
Real estate – commercial mortgage	(230)	—	(13,592)	(152)
Commercial and industrial	(2,017)	(201)	(2,629)	(428)
Real estate – residential mortgage	(62)	(66)	(62)	(66)
Consumer and real estate - home equity	(1,313)	(877)	(3,519)	(1,929)
Real estate – construction	—	—	—	—
Leases and other loans	(1,165)	(474)	(1,888)	(943)
Total loans charged off	(4,787)	(1,618)	(21,690)	(3,518)
Recoveries of loans previously charged off:
Real estate – commercial mortgage	29	3,536	815	3,648
Commercial and industrial	988	739	2,074	2,719
Real estate – residential mortgage	58	92	106	314
Consumer and real estate - home equity	959	762	1,620	1,216
Real estate – construction	569	12	771	44
Leases and other loans	213	226	329	380
Total recoveries	2,816	5,367	5,715	8,321
Net loans charged off/(recoveries)	(1,971)	3,749	(15,975)	4,803
Provision for credit losses(1)	10,718	1,110	34,051	(5,240)
Balance of ACL at end of period	$287,442	$248,564	$287,442	$248,564
Provision for OBS credit exposures	$(971)	$390	$240	$(210)
Reserve for OBS credit exposures(2)	$16,568	$14,323	$16,568	$14,323
Net charge-offs to average loans (annualized)	0.04%	(0.08)%	0.15%	(0.05)%
(1) Provision included in the table only includes the portion related to net loans.
(2) Reserve for OBS credit exposures is recorded with other liabilities on the consolidated balance sheets.

The provision for credit losses, specific to loans, for the three months ended June 30, 2023 was $10.7 million, compared to a provision of $1.1 million recorded for the same period in 2022. The ACL includes qualitative loan adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	June 30, 2023			December 31, 2022
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$72,302	25.2%	37.3%	$69,456	25.8%	37.9%
Commercial and industrial	75,189	26.2	21.9	70,116	26.0	22.0
Real estate - residential mortgage	88,849	30.9	24.5	83,250	30.9	23.3
Consumer, home equity and leases and other loans	39,958	13.9	10.2	35,801	13.3	10.5
Real estate - construction	11,144	3.9	6.2	10,743	4.0	6.3
Total ACL - loans	$287,442	100.0%	100.0%	$269,366	100.0%	100.0%
(1) Ending ACL - loans balance as a % of total ACL - loans.
(2) Ending loan balances as a % of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	June 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,865,855	$7,006,388	$(1,140,533)	(16.3)%
Interest-bearing demand	5,543,320	5,410,903	132,417	2.4
Savings and money market deposits	6,646,448	6,434,621	211,827	3.3
Total demand and savings	18,055,623	18,851,912	(796,289)	(4.2)
Brokered deposits	949,259	208,416	740,843	N/M
Time deposits	2,201,658	1,589,210	612,448	38.5
Total deposits	$21,206,540	$20,649,538	$557,002	2.7%

During the six months ended June 30, 2023, total deposits increased by $557.0 million, or 2.7%, compared to December 31, 2022. The increase in total deposits was primarily due to increases in brokered deposits, time deposits and savings and money market deposits of $740.8 million, $612.4 million and $211.8 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits of $1.1 billion.

The following table presents ending borrowings by type:

	June 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Federal funds purchased	$555,000	$191,000	$364,000	N/M
Federal Home Loan Bank advances	1,165,000	1,250,000	(85,000)	(6.8)
Senior debt and subordinated debt	539,994	539,634	360	0.1
Other borrowings(1)	459,120	890,573	(431,453)	(48.4)
Total borrowings	$2,719,114	$2,871,207	$(152,093)	(5.3)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the six months ended June 30, 2023, total borrowings decreased $152.1 million, or 5.3%, compared to December 31, 2022. The decrease in total borrowings was due to decreases in other borrowings and FHLB advances of $431.5 million and $85.0 million, respectively, partially offset by an increase in Federal funds purchased of $364.0 million.

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

As of June 30, 2023, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of June 30, 2023, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since June 30, 2023 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	June 30, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.8%	13.6%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.0%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.1%	10.0%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.3%	9.5%	4.0%	4.0%

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

The Corporation uses two complementary methods to measure and manage interest rate risk. They are a simulation of net interest income and estimates of economic value of equity. Using these measurements in tandem provides a reasonably comprehensive summary of the magnitude of the Corporation's interest rate risk, level of risk as time evolves, and exposure to changes in interest rates.

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of June 30, 2023:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $58.9 million	+6.5%
+300 bp	+ $45.9 million	+5.1%
+200 bp	+ $33.3 million	+3.7%
+100 bp	+ $20.4 million	+2.2%
–100 bp	– $34.2 million	– 3.8%
–200 bp	– $69.6 million	– 7.7%
–300 bp	– $101.0 million	– 11.1%
–400 bp	– $137.7 million	– 15.2%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of June 30, 2023, the Corporation was within economic value of equity policy limits for every 100 bps shock.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the original unrealized loss of $70.6 million included in AOCI as of June 30, 2023, will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the six months ended June 30, 2023, $12.6 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2023, the Bank had total borrowing capacity of approximately $8.1 billion with $2.7 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $5.3 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2023, the Corporation had aggregate federal funds lines borrowing capacity of $2.5 billion with $0.6 billion outstanding against that amount. As of June 30, 2023, the Corporation had $1.3 billion of collateralized borrowing capacity at the discount window and $1.6 billion of borrowing capacity at the Bank Term Funding Program facility with no amounts outstanding under these programs as of June 30, 2023.

Securities carried at $1.1 billion at June 30, 2023 and December 31, 2022 were pledged as collateral to secure public and trust deposits.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the six months ended June 30, 2023 provided $216.9 million of cash. Cash used by investing activities was $704.2 million and was mainly due to the net increase in loans. Cash provided by financing activities was $310.0 million, and was primarily due to an increase in time deposits, partially offset by decreases in demand and savings deposits and other borrowings.

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

State and Municipal Securities

As of June 30, 2023, the Corporation owned securities issued by various states and municipalities with a total fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2023, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 77% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c) On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock through December 31, 2023. Under the 2023 Repurchase Program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The 2023 Repurchase Program may be discontinued at any time. In March 2023, the Corporation paused repurchasing shares under the 2023 Repurchase Program. During the three months ended June 30, 2023, no shares were repurchased under the 2023 Repurchase Program.

In July 2023, the Corporation resumed repurchasing shares of its common stock under the 2023 Repurchase Program, as permitted by securities laws and other legal requirements and subject to market conditions and other factors.

Item 5c. Other Information

Except as disclosed below, none of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended June 30, 2023.

Curtis J. Myers, Chairman of the Board, Chief Executive Officer and President of the Corporation, terminated a Rule 10b5-1 trading arrangement for the sale of 14,951 shares of the Corporation's common stock on April 27, 2023. Mr. Myers adopted the trading arrangement on November 8, 2022 and the trading arrangement was scheduled to expire on May 3, 2023.

Item 6. Exhibits

2.1
Agreement and Plan of Merger with Prudential Bancorp, Inc. dated March 1, 2022 (Incorporated by reference to Exhibit 2.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on March 2, 2022).

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

4.3	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.2).
4.4	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
10.1	Form of Non-Employee Director Stock Unit Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 8, 2023	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	August 8, 2023	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer