Form 10-Q
period 2023-09-30
FULTON FINANCIAL CORP
filed 2023-11-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 164,190,634 shares outstanding as of October 30, 2023.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2023 Repurchase Program	The authorization to repurchase up to $100 million of the Corporation's common stock commencing January 1, 2023 and expiring December 31, 2023
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CECL Day 1 Provision	Initial provision for credit losses required on non-purchased credit deteriorated loans acquired in the Merger
Corporation or Company	Fulton Financial Corporation
COVID-19	Coronavirus
Directors' Plan	Amended and Restated Directors’ Equity Participation Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Fed Funds Rate	Target federal funds rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. generally accepted accounting principles
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
Management's Discussion	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp that was completed effective as of July 1, 2022
Merger Consideration	For each share of Prudential Bancorp common stock, $3.65 in cash and 0.7974 of a share of the Corporation's common stock, with cash paid in lieu of each fractional share of the Corporation's common stock that would otherwise be issued, determined by multiplying such fractional share amount by $18.25
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income
OREO	Other real estate owned

Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
PPP	Paycheck Protection Program
Prudential Bancorp	Prudential Bancorp, Inc.
PSU	Performance-based restricted stock unit
RSU	Restricted stock unit
SAB	Staff Accounting Bulletin
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•the impact of adverse conditions in the economy and financial markets, including increasing or elevated interest rates, on the performance of the Corporation's loan portfolio and demand for the Corporation's products and services;
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
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and escalating conflict in the Middle East, which could impact business and economic conditions in the United States and abroad;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except shares and per-share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Cash and due from banks	$304,042	$126,898
Interest-bearing deposits with other banks	116,418	555,023
Cash and cash equivalents	420,460	681,921
FRB and FHLB stock	106,363	130,186
Loans held for sale	20,368	7,264
Investment securities
AFS, at estimated fair value	2,418,868	2,646,767
HTM, at amortized cost	1,279,733	1,321,256
Net loans	21,177,508	20,279,547
Less: ACL - loans	(292,739)	(269,366)
Loans, net	20,884,769	20,010,181
Net premises and equipment	215,626	225,141
Accrued interest receivable	101,624	91,579
Goodwill and net intangible assets	561,284	560,824
Other assets	1,366,082	1,256,583
Total Assets	$27,375,177	$26,931,702
LIABILITIES
Deposits:
Noninterest-bearing	$5,575,374	$7,006,388
Interest-bearing	15,846,215	13,643,150
Total Deposits	21,421,589	20,649,538
Borrowings:
Federal funds purchased	544,000	191,000
Federal Home Loan Bank advances	730,000	1,250,000
Senior debt and subordinated debt	540,174	539,634
Other borrowings	555,938	890,573
Total borrowings	2,370,112	2,871,207
Accrued interest payable	26,848	10,185
Other liabilities	989,935	821,015
Total Liabilities	$24,808,484	$24,351,945
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares authorized and issued as of September 30, 2023 and December 31, 2022, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 225,711,690 shares issued as of September 30, 2023 and 224,604,432 shares issued as of December 31, 2022	564,279	561,511
Additional paid-in capital	1,549,279	1,541,840
Retained earnings	1,585,452	1,450,758
Accumulated other comprehensive loss	(472,756)	(385,476)
Treasury stock, at cost, 61,627,256 shares as of September 30, 2023 and 57,005,339 shares as of December 31, 2022	(852,439)	(781,754)
Total Shareholders' Equity	2,566,693	2,579,757
Total Liabilities and Shareholders' Equity	$27,375,177	$26,931,702

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Interest Income
Loans, including fees	$301,659	$205,468	$847,000	$519,375
Investment securities	25,339	25,927	76,221	72,424
Other interest income	3,373	2,296	11,882	5,192
Total Interest Income	330,371	233,691	935,103	596,991
Interest Expense
Deposits	84,156	10,049	195,576	21,451
Federal funds purchased	8,950	550	24,097	540
Federal Home Loan Bank advances	10,324	1,404	37,623	1,404
Senior debt and subordinated debt	5,344	5,494	16,033	16,921
Other borrowings and interest-bearing liabilities	7,755	612	19,493	952
Total Interest Expense	116,529	18,109	292,822	41,268
Net Interest Income	213,842	215,582	642,281	555,723
Provision for credit losses	9,937	18,958	44,228	13,508
Net Interest Income After Provision for Credit Losses	203,905	196,624	598,053	542,215
Non-Interest Income
Commercial banking	19,722	20,808	60,380	57,175
Wealth management	19,413	17,610	56,152	55,312
Consumer banking	12,173	13,275	35,110	37,421
Mortgage banking	3,190	3,720	8,100	12,064
Other	1,463	3,802	8,539	10,863
Non-Interest Income Before Investment Securities (Losses) Gains	55,961	59,215	168,281	172,835
Investment securities (losses) gains, net	—	(53)	19	(26)
Total Non-Interest Income	55,961	59,162	168,300	172,809
Non-Interest Expense
Salaries and employee benefits	96,757	94,283	280,142	264,151
Data processing and software	16,914	15,807	49,486	44,807
Net occupancy	14,561	14,025	43,373	42,134
Other outside services	12,094	9,361	33,054	26,292
FDIC insurance	4,738	3,158	14,427	9,328
Equipment	3,475	3,548	10,395	10,393
Marketing	1,913	1,859	5,454	4,505
Professional fees	1,869	2,373	6,090	6,178
Intangible amortization	601	690	2,347	1,043
Merger-related expenses	—	7,006	—	8,434
Other	18,098	17,448	53,888	48,001
Total Non-Interest Expense	171,020	169,558	498,656	465,266
Income Before Income Taxes	88,846	86,228	267,697	249,758
Income taxes	16,749	15,357	47,680	44,610
Net Income	72,097	70,871	220,017	205,148
Preferred stock dividends	(2,562)	(2,562)	(7,686)	(7,686)
Net Income Available to Common Shareholders	$69,535	$68,309	$212,331	$197,462

PER SHARE:
Net income available to common shareholders (basic)	$0.42	$0.41	$1.28	$1.21
Net income available to common shareholders (diluted)	0.42	0.40	1.27	1.20
Cash dividends	0.16	0.15	0.47	0.45
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022

Net Income	$72,097	$70,871	$220,017	$205,148
Other Comprehensive Income/(Loss), net of tax:
Unrealized gains (losses) on AFS investment securities
Net unrealized holding (losses)	(105,050)	(120,385)	(103,628)	(362,596)
Reclassification adjustment for securities net change realized in net income	—	(41)	14	(20)
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	1,494	1,653	4,473	(46,024)
Net unrealized (losses) on AFS investment securities	(103,556)	(118,773)	(99,141)	(408,640)
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges
Net unrealized holding gains (losses)	3,651	(22,472)	(8,755)	(62,434)
Reclassification adjustment for net change realized in net income	6,420	2,483	20,573	641
Net unrealized gains (losses) on interest rate derivatives used in cash flow hedges	10,071	(19,989)	11,818	(61,793)
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	15	25	43	75
Other Comprehensive Loss	(93,470)	(138,737)	(87,280)	(470,358)
Total Comprehensive Income (Loss)	$(21,373)	$(67,866)	$132,737	$(265,210)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(dollars in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended September 30, 2023
Balance at June 30, 2023	200	$192,878	166,097	$564,137	$1,545,706	$1,542,163	$(379,286)	$(823,446)	$2,642,152
Net income						72,097			72,097
Other comprehensive loss							(93,470)		(93,470)
Common stock issued(1)			50	125	529			7	661
Dividend reinvestment activity			109		(154)			1,517	1,363
Stock-based compensation awards			4	17	3,198			(26)	3,189
Acquisition of treasury stock			(2,176)					(30,491)	(30,491)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.16 per share						(26,246)			(26,246)
Balance at September 30, 2023	200	$192,878	164,084	$564,279	$1,549,279	$1,585,452	$(472,756)	$(852,439)	$2,566,693

Three months ended September 30, 2022
Balance at June 30, 2022	200	$192,878	161,057	$561,181	$1,527,756	$1,363,344	$(304,210)	$(869,856)	$2,471,093
Net income						70,871			70,871
Other comprehensive loss							(138,737)		(138,737)
Common stock issued(1)			35	88	100			—	188
Dividend reinvestment activity			96		5			1,528	1,533
Reissuance of treasury stock pursuant to acquisition			6,209		4,547			85,166	89,713
Stock-based compensation awards			1	3	4,176			(10)	4,169
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.15 per share						(25,109)			(25,109)
Balance at September 30, 2022	200	$192,878	167,398	$561,272	$1,536,584	$1,406,544	$(442,947)	$(783,172)	$2,471,159

Nine months ended September 30, 2023
Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757
Net income						220,017			220,017
Other comprehensive income							(87,280)		(87,280)
Common stock issued(1)			185	463	2,001			27	2,491
Dividend reinvestment activity			298		18			4,147	4,165
Stock-based compensation awards			589	2,305	5,420			(3,919)	3,806
Acquisition of treasury stock			(4,587)					(70,940)	(70,940)
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.47 per share						(77,637)			(77,637)
Balance at September 30, 2023	200	$192,878	164,084	$564,279	$1,549,279	$1,585,452	$(472,756)	$(852,439)	$2,566,693

Nine months ended September 30, 2022
Balance at December 31, 2021	200	$192,878	160,490	$559,766	$1,519,873	$1,282,383	$27,411	$(869,631)	$2,712,680
Net income						205,148			205,148
Other comprehensive loss							(470,358)		(470,358)
Common stock issued(1)			180	450	433			—	883
Dividend reinvestment activity			253		5			3,660	3,665
Reissuance of treasury stock pursuant to acquisition			6,209		4,547			85,166	89,713
Stock-based compensation awards			266	1,056	11,726			(2,367)	10,415
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.45 per share						(73,301)			(73,301)
Balance at September 30, 2022	200	$192,878	167,398	$561,272	$1,536,584	$1,406,544	$(442,947)	$(783,172)	$2,471,159

See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation’s Employee Stock Purchase Plan and exercised stock options.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Nine months ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,017	$205,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,228	13,508
Depreciation and amortization of premises and equipment	22,212	22,627
Net amortization of investment securities premiums	8,650	9,823
Investment securities (gains) losses, net	(19)	26
Gain on sales of mortgage loans held for sale	(4,150)	(7,974)
Proceeds from sales of mortgage loans held for sale	260,494	400,797
Originations of mortgage loans held for sale	(269,448)	(371,466)
Intangible amortization	2,347	1,043
Amortization of issuance costs and discounts on long-term borrowings	540	551
Stock-based compensation	7,971	10,166
Net change in deferred federal income tax	(10,773)	(148,952)
Net change in accrued salaries and benefits	(11,232)	(5,658)
Net change in life insurance cash surrender value	(23,655)	(90,234)
Other changes, net	173,206	476,961
Total adjustments	200,371	311,218
Net cash provided by operating activities	420,388	516,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	80,666	196,407
Proceeds from principal repayments and maturities of AFS securities	77,905	546,770
Proceeds from principal repayments and maturities of HTM securities	46,301	90,044
Purchase of AFS securities	(72,252)	(822,216)
Purchase of HTM securities	—	(30,959)
Net change in FRB and FHLB stock	23,823	(24,279)
Net change in loans	(919,231)	(819,164)
Net purchases of premises and equipment	(17,860)	(10,023)
Settlement of bank-owned life insurance	100	2,853
Net cash paid for acquisition	—	(21,796)
Net change in tax credit investments	(17,945)	(33,178)
Net cash used in investing activities	(798,493)	(925,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	(811,325)	(420,622)
Net change in time deposits and brokered deposits	1,583,376	(308,503)
Net change in other borrowings	(501,635)	183,518
Repayments of senior debt and subordinated debt	—	(81,496)
Net proceeds from issuance of common stock	2,491	4,792
Dividends paid	(85,323)	(78,413)
Acquisition of treasury stock	(70,940)	—
Net cash provided by (used in) financing activities	116,644	(700,724)
Net decrease in Cash and Cash Equivalents	(261,461)	(1,109,899)
Cash and Cash Equivalents at Beginning of Period	681,921	1,638,614
Cash and Cash Equivalents at End of Period	$420,460	$528,715
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$276,159	$42,529
Income taxes	23,416	22,416
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$—	$479,008

See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC.

Significant Accounting Policies

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's 2022 Annual Report on Form 10-K. Those significant accounting policies are unchanged at September 30, 2023 except for the following:

Effective January 1, 2023, the Corporation adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which updated the guidance on modifications to financing receivables by effectively replacing the concept of troubled debt restructurings with a new concept, loan modifications to borrowers experiencing financial difficulty. See Note 5 - "Loans and Allowance for Credit Losses" for further detail. Below is a summary of the policy surrounding loan modifications to borrowers experiencing financial difficulty.

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

Recently Adopted Accounting Standards

In March 2022, FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). This update addresses questions regarding the last-of-layer method arising from the issuance of ASU 2017-12 and permits more flexibility in hedging interest rate risk for both variable-rate and fixed-rate financial instruments and introduces the ability to hedge risk components for non-financial hedges. The Corporation adopted ASU 2022-01 on January 1, 2023 and it did not have a material impact on its consolidated financial statements.

In March 2022, FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) ("ASU 2022-02"). This update reduces the complexity of accounting for TDRs by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation adopted ASU 2022-02 on January 1, 2023 and it did not have a material impact on its consolidated financial statements.

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

In July 2023, FASB issued ASU 2023-03 Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SAB Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock ("ASU 2023-03"). This update amends certain SEC paragraphs from the Codification in response to (1) the issuance of SEC SAB 120; (2) the SEC staff announcement at the March 24, 2022, EITF meeting; and (3) SAB Topic 6.B, "Accounting Series Release No. 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." ASU 2023-03 does not provide any new guidance so there is no transition or effective date associated with it.

In August 2023, FASB issued ASU 2023-04 Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC SAB No. 121 ("ASU 2023-04"). This update adjusts language in FASB ASC 405-10 to align with SEC SAB No. 121 relating to accounting for obligations to safeguard crypto-assets an entity holds for its platform users. ASU 2023-24 does not provide any new guidance so there is no transition or effective date associated with it. The Corporation currently does not have obligations to safeguard crypto-assets.

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

The following table presents the change in goodwill during the nine months ended September 30, 2023:

September 30,
2023
(dollars in thousands)
Goodwill at December 31, 2022	$550,539
Adjustments to goodwill from the Merger	2,807
Goodwill at September 30, 2023	$553,346

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

	Nine months ended September 30
	2023	2022
	(dollars in thousands)
Net interest income	$642,281	$575,996
Provision for credit losses	44,228	19,528
Net Interest Income After Provision for Credit Losses	598,053	556,468
Total noninterest income	168,300	177,733
Total noninterest expenses	498,656	494,671
Income Before Income Taxes	267,697	239,530
Income tax expense	47,680	41,825
Net Income	$220,017	$197,705

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of September 30, 2023 and December 31, 2022 were $12.1 million and $13.9 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities for the periods presented:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$225,244	$—	$(2,798)	$222,446
U.S. Government-sponsored agency securities	1,041	—	(54)	987
State and municipal securities	1,203,732	—	(254,586)	949,146
Corporate debt securities	479,941	320	(51,777)	428,484
Collateralized mortgage obligations	127,845	—	(15,628)	112,217
Residential mortgage-backed securities	228,431	5	(39,161)	189,275
Commercial mortgage-backed securities	632,334	—	(116,021)	516,313
Total	$2,898,568	$325	$(480,025)	$2,418,868

Held to Maturity
Residential mortgage-backed securities	$418,362	$—	$(73,552)	$344,810
Commercial mortgage-backed securities	861,371	—	(186,337)	675,034
Total	$1,279,733	$—	$(259,889)	$1,019,844

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$226,140	$—	$(7,655)	$218,485
U.S. Government-sponsored agency securities	1,050	—	(42)	1,008
State and municipal securities	1,284,245	283	(178,816)	1,105,712
Corporate debt securities	459,792	—	(37,483)	422,309
Collateralized mortgage obligations	147,155	—	(13,122)	134,033
Residential mortgage-backed securities	242,527	18	(29,847)	212,698
Commercial mortgage-backed securities	631,604	—	(79,082)	552,522
Total	$2,992,513	$301	$(346,047)	$2,646,767

Held to Maturity
Residential mortgage-backed securities	$457,325	$—	$(57,480)	$399,845
Commercial mortgage-backed securities	863,931	—	(138,727)	725,204
Total	$1,321,256	$—	$(196,207)	$1,125,049

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
Securities carried at $0.8 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of September 30, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	September 30, 2023
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$231,703	$228,876	$—	$—
Due from one year to five years	111,296	106,291	—	—
Due from five years to ten years	550,997	487,118	—	—
Due after ten years	1,015,962	778,778	—	—
	1,909,958	1,601,063	—	—
Residential mortgage-backed securities(1)	228,431	189,275	418,362	344,810
Commercial mortgage-backed securities(1)	632,334	516,313	861,371	675,034
Collateralized mortgage obligations(1)	127,845	112,217	—	—
Total	$2,898,568	$2,418,868	$1,279,733	$1,019,844
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities for the periods presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
September 30, 2023	$—	$—	$—
September 30, 2022	33	(86)	(53)

Nine months ended
September 30, 2023	$283	$(264)	$19
September 30, 2022	1,587	(1,613)	(26)

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
U.S. Government securities	$—	$—	$222,446	$(2,798)	$222,446	$(2,798)
U.S. Government-sponsored agency securities	987	(54)	—	—	987	(54)
State and municipal securities	138,638	(13,674)	807,811	(240,912)	946,449	(254,586)
Corporate debt securities	118,791	(10,241)	300,480	(41,536)	419,271	(51,777)
Collateralized mortgage obligations	10,292	(1,397)	101,925	(14,231)	112,217	(15,628)
Residential mortgage-backed securities	32,935	(4,272)	155,351	(34,889)	188,286	(39,161)
Commercial mortgage-backed securities	67,258	(6,622)	449,055	(109,399)	516,313	(116,021)
Total available for sale	$368,901	$(36,260)	$2,037,068	$(443,765)	$2,405,969	$(480,025)

Held to Maturity
Residential mortgage-backed securities	$—	$—	$344,810	$(73,552)	$344,810	$(73,552)
Commercial mortgage-backed securities	—	—	675,034	(186,337)	675,034	(186,337)
Total held to maturity	$—	$—	$1,019,844	$(259,889)	$1,019,844	$(259,889)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
U.S. Government Securities	$96,906	$(2,814)	$121,579	$(4,841)	$218,485	$(7,655)
U.S. Government sponsored agency securities	1,008	(42)	—	—	1,008	(42)
State and municipal securities	995,122	(157,397)	61,089	(21,419)	1,056,211	(178,816)
Corporate debt securities	376,398	(31,333)	37,157	(6,150)	413,555	(37,483)
Collateralized mortgage obligations	113,191	(7,650)	20,842	(5,472)	134,033	(13,122)
Residential mortgage-backed securities	154,861	(18,301)	55,293	(11,546)	210,154	(29,847)
Commercial mortgage-backed securities	371,109	(38,845)	181,413	(40,237)	552,522	(79,082)
Total available for sale	$2,108,595	$(256,382)	$477,373	$(89,665)	$2,585,968	$(346,047)

Held to Maturity
Residential mortgage-backed securities	$246,667	$(14,275)	$153,178	$(43,205)	$399,845	$(57,480)
Commercial mortgage-backed securities	258,255	(24,029)	466,949	(114,698)	725,204	(138,727)
Total held to maturity	$504,922	$(38,304)	$620,127	$(157,903)	$1,125,049	$(196,207)

The Corporation's collateralized mortgage obligations and mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of September 30, 2023 and December 31, 2022.

As of September 30, 2023 and December 31, 2022, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

As of September 30, 2023 and December 31, 2022, no ACL was required for the Corporation’s corporate debt securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

NOTE 5 - Loans and Allowance for Credit Losses

Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Real estate - commercial mortgage	$8,106,300	$7,693,835
Commercial and industrial(1)	4,577,334	4,473,004
Real-estate - residential mortgage	5,279,681	4,737,279
Real-estate - home equity	1,045,438	1,102,838
Real-estate - construction	1,078,263	1,269,925
Consumer	743,976	699,179
Leases and other loans(2)	346,516	303,487
Net loans	$21,177,508	$20,279,547
(1) Includes unearned income of $1.1 million and $4.5 million at September 30, 2023 and December 31, 2022, respectively.
(2) Includes unearned income of $37.5 million and $24.8 million at September 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
ACL - loans	$292,739	$269,366

Reserve for OBS credit exposures(1)	$16,110	$16,328
(1) Included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)
Balance at beginning of period	$287,442	$248,564	$269,366	$249,001
CECL Day 1 Provision expense	—	7,954	—	7,954
Initial purchased credit deteriorated loans	—	1,135	—	1,135
Loans charged off	(7,279)	(3,724)	(28,969)	(7,242)
Recoveries of loans previously charged off	2,181	3,272	7,896	11,593
Net loans (charged off) recovered	(5,098)	(452)	(21,073)	4,351
Provision for credit losses(1)	10,395	9,637	44,446	4,397
Balance at end of period	$292,739	$266,838	$292,739	$266,838
Provision for OBS credit exposures	$(458)	$1,367	$(218)	$1,157
Reserve for OBS credit exposures	$16,110	$16,074	$16,110	$16,074
(1) Provision included in the table only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended September 30, 2023
Balance at June 30, 2023	$72,302	$75,189	$88,849	$28,982	$11,144	$10,976	$287,442
Loans charged off	(860)	(3,220)	—	(1,803)	—	(1,396)	(7,279)
Recoveries of loans previously charged off	101	620	37	1,023	—	400	2,181
Net loans (charged off) recovered	(759)	(2,600)	37	(780)	—	(996)	(5,098)
Provision for loan losses(1)	2,403	9,766	(2,685)	1,873	(2,873)	1,911	10,395
Balance at September 30, 2023	$73,946	$82,355	$86,201	$30,075	$8,271	$11,891	$292,739
Three months ended September 30, 2022
Balance at June 30, 2022	$72,605	$72,119	$61,635	$23,080	$10,628	$8,497	$248,564
CECL Day 1 Provision expense	4,107	—	3,716	131	—	—	7,954
Initial purchased credit deteriorated loans	1,051	—	77	7	—	—	1,135
Loans charged off	(86)	(1,783)	—	(1,172)	—	(683)	(3,724)
Recoveries of loans previously charged off	29	2,213	101	682	—	247	3,272
Net loans (charged off) recovered	(57)	430	101	(490)	—	(436)	(452)
Provision for loan and lease losses(1)	11,144	(6,424)	1,880	1,812	1,045	180	9,637
Balance at September 30, 2022	$88,850	$66,125	$67,409	$24,540	$11,673	$8,241	$266,838
Nine months ended September 30, 2023
Balance at December 31, 2022	$69,456	$70,116	$83,250	$26,429	$10,743	$9,372	$269,366
Loans charged off	(14,452)	(5,849)	(62)	(5,322)	—	(3,284)	(28,969)
Recoveries of loans previously charged off	916	2,694	143	2,643	771	729	7,896
Net loans (charged off) recovered	(13,536)	(3,155)	81	(2,679)	771	(2,555)	(21,073)
Provision for loan losses(1)	18,026	15,394	2,870	6,325	(3,243)	5,074	44,446
Balance at September 30, 2023	$73,946	$82,355	$86,201	$30,075	$8,271	$11,891	$292,739
Nine months ended September 30, 2022
Balance at December 31, 2021	$87,970	$67,056	$54,236	$19,749	$12,941	$7,049	$249,001
CECL Day 1 Provision expense	4,107	—	3,716	131	—	—	7,954
Initial purchased credit deteriorated loans	1,051	—	77	7	—	—	1,135
Loans charged off	(238)	(2,211)	(66)	(3,101)	—	(1,626)	(7,242)
Recoveries of loans previously charged off	3,677	4,932	415	1,898	44	627	11,593
Net loans (charged off) recovered	3,439	2,721	349	(1,203)	44	(999)	4,351
Provision for loan losses(1)	(7,717)	(3,652)	9,031	5,856	(1,312)	2,191	4,397
Balance at September 30, 2022	$88,850	$66,125	$67,409	$24,540	$11,673	$8,241	$266,838
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

The provision for credit losses for the three months ended September 30, 2023 was recorded primarily as a result of net-charge offs, loan growth and an increase for specifically impaired loans.

Non-accrual Loans

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2023 and December 31, 2022, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivables or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of September 30, 2023 and December 31, 2022, approximately 73% and 91%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

The following table presents total non-accrual loans, by class segment:

	September 30, 2023			December 31, 2022
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$22,550	$20,199	$42,749	$39,722	$30,439	$70,161
Commercial and industrial	17,956	14,239	32,195	14,804	12,312	27,116
Real estate - residential mortgage	20,101	1,053	21,154	25,315	979	26,294
Real estate - home equity	5,422	110	5,532	5,975	130	6,105
Real estate - construction	340	337	677	866	502	1,368
Consumer	15	—	15	92	—	92
Leases and other loans	9,255	1,445	10,700	4,052	9,255	13,307
	$75,639	$37,383	$113,022	$90,826	$53,617	$144,443

As of September 30, 2023 and December 31, 2022, there were $37.4 million and $53.6 million, respectively, of non-accrual loans that did not have a specific valuation allowance for credit losses. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(in thousands)						Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$599,679	$1,018,639	$1,307,915	$964,569	$763,273	$2,950,509	$57,549	$34,133	$7,696,266
Special Mention	—	24,531	48,761	6,087	28,454	107,064	2,430	—	217,327
Substandard or Lower	194	14,907	26,003	50,751	27,689	72,676	487	—	192,707
Total real estate - commercial mortgage	599,873	1,058,077	1,382,679	1,021,407	819,416	3,130,249	60,466	34,133	8,106,300
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	(30)	—	(14,422)	(14,452)
Commercial and industrial(1)
Pass	568,053	617,462	365,847	353,550	282,877	670,312	1,435,287	14,873	4,308,261
Special Mention	739	11,003	14,641	4,913	4,648	13,313	55,448	237	104,942
Substandard or Lower	205	12,136	1,974	3,921	19,693	23,766	101,529	907	164,131
Total commercial and industrial	568,997	640,601	382,462	362,384	307,218	707,391	1,592,264	16,017	4,577,334
Commercial and industrial(1)
Current period gross charge-offs	—	—	—	—	—	—	(682)	(5,167)	(5,849)
Real estate - construction(2)
Pass	194,777	224,814	261,417	63,984	10,264	35,247	15,083	—	805,586
Special Mention	—	—	—	28,292	—	7,732	—	—	36,024
Substandard or Lower	—	448	—	—	340	15,265	2,403	—	18,456
Total real estate - construction	194,777	225,262	261,417	92,276	10,604	58,244	17,486	—	860,066
Real estate - construction(2)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$1,362,509	$1,860,915	$1,935,179	$1,382,103	$1,056,414	$3,656,068	$1,507,919	$49,006	$12,810,113
Special Mention	739	35,534	63,402	39,292	33,102	128,109	57,878	237	358,293
Substandard or Lower	399	27,491	27,977	54,672	47,722	111,707	104,419	907	375,294
Total	$1,363,647	$1,923,940	$2,026,558	$1,476,067	$1,137,238	$3,895,884	$1,670,216	$50,150	$13,543,700
(1) Loans originated in 2021 and 2020 include $6.7 million of PPP loans that were assigned a rating of Pass based on the existence of a federal government guaranty through the SBA.
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

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$540,015	$1,097,965	$1,702,327	$999,666	$269,656	$629,492	$—	$—	$5,239,121
Nonperforming	—	804	3,611	5,011	5,633	25,501	—	—	40,560
Total real estate - residential mortgage	540,015	1,098,769	1,705,938	1,004,677	275,289	654,993	—	—	5,279,681
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(62)	(62)
Consumer and real estate - home equity
Performing	248,499	296,227	91,876	67,535	41,289	224,270	798,617	9,521	1,777,834
Nonperforming	20	381	906	428	262	7,267	1,463	853	11,580
Total consumer and real estate - home equity	248,519	296,608	92,782	67,963	41,551	231,537	800,080	10,374	1,789,414
Consumer and real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(523)	(22)	(4,777)	(5,322)
Leases and other loans
Performing	158,933	89,264	30,908	25,186	19,150	12,331	—	—	335,772
Nonperforming	—	43	—	—	—	10,701	—	—	10,744
Leases and other loans	158,933	89,307	30,908	25,186	19,150	23,032	—	—	346,516
Leases and other loans
Current period gross charge-offs	(471)	(521)	(246)	(128)	(82)	(656)	—	(1,180)	(3,284)
Construction - other
Performing	81,142	121,659	14,666	730	—	—	—	—	218,197
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	81,142	121,659	14,666	730	—	—	—	—	218,197
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$1,028,589	$1,605,115	$1,839,777	$1,093,117	$330,095	$866,093	$798,617	$9,521	$7,570,924
Nonperforming	20	1,228	4,517	5,439	5,895	43,469	1,463	853	62,884
Total	$1,028,609	$1,606,343	$1,844,294	$1,098,556	$335,990	$909,562	$800,080	$10,374	$7,633,808

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
	(dollars in thousands)						Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$933,903	$1,708,703	$1,054,126	$286,167	$87,455	$620,416	$—	$—	$4,690,770
Nonperforming	1,199	5,104	6,597	6,466	4,587	22,556	—	—	46,509
Total real estate - residential mortgage	935,102	1,713,807	1,060,723	292,633	92,042	642,972	—	—	4,737,279
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(66)	(66)
Consumer and Real estate - home equity
Performing	416,631	109,724	80,422	52,384	45,642	211,127	842,226	34,061	1,792,217
Nonperforming	292	298	174	36	98	6,512	1,722	668	9,800
Total consumer and real estate - home equity	416,923	110,022	80,596	52,420	45,740	217,639	843,948	34,729	1,802,017
Consumer and Real estate - home equity
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(442)	(178)	(3,011)	(4,412)
Leases and other loans
Performing	146,198	39,427	40,024	29,309	15,019	15,670	—	—	285,647
Nonperforming	—	—	—	—	—	13,307	—	—	13,307
Leases and other loans	146,198	39,427	40,024	29,309	15,019	28,977	—	—	298,954
Leases and other loans
Current period gross charge-offs	(506)	(167)	(140)	(80)	(47)	(1,191)	—	—	(2,131)
Construction - other
Performing	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$1,661,656	$1,931,346	$1,185,464	$367,860	$149,193	$847,213	$842,226	$34,061	$7,019,019
Nonperforming	1,491	5,402	6,771	6,502	4,685	42,375	1,722	668	69,616
Total	$1,663,147	$1,936,748	$1,192,235	$374,362	$153,878	$889,588	$843,948	$34,729	$7,088,635

The following table presents non-performing assets:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Non-accrual loans	$113,022	$144,443
Loans 90 days or more past due and still accruing(1)	27,962	27,463
Total non-performing loans	140,984	171,906
OREO(2)	2,549	5,790
Total non-performing assets	$143,533	$177,696
(1) Excludes PPP loans which are fully guaranteed by the federal government of $1.2 million and $7.7 million as of September 30, 2023 and December 31,
2022, respectively.
(2) Excludes $10.1 million and $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30,
2023 and December 31, 2022, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
September 30, 2023
Real estate – commercial mortgage	$8,976	$1,819	$1,309	$42,749	$8,051,447	$8,106,300
Commercial and industrial(1)(2)	4,097	2,921	1,170	32,195	4,536,951	4,577,334
Real estate – residential mortgage	44,563	10,146	19,406	21,154	5,184,412	5,279,681
Real estate – home equity	6,288	3,544	4,909	5,532	1,025,165	1,045,438
Real estate – construction	2,681	330	—	677	1,074,575	1,078,263
Consumer	8,511	1,458	1,124	15	732,868	743,976
Leases and other loans(2)	357	148	44	10,700	335,267	346,516
Total	$75,473	$20,366	$27,962	$113,022	$20,940,685	$21,177,508
(1) Excludes delinquent PPP loans 30-59 days past due, 60-89 days past due and 90 days or more past due of $0.1 million, $0.1 million and $1.2 million, respectively, which are fully guaranteed by the federal government and are classified as current.
(2) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2022
Real estate – commercial mortgage	$10,753	$4,644	$2,473	$70,161	$7,605,804	$7,693,835
Commercial and industrial(1)(2)	6,067	2,289	1,172	27,116	4,436,360	4,473,004
Real estate – residential mortgage	57,061	8,209	20,215	26,294	4,625,500	4,737,279
Real estate – home equity	5,666	2,444	2,704	6,105	1,085,919	1,102,838
Real estate – construction	1,762	1,758	—	1,368	1,265,037	1,269,925
Consumer	6,692	1,339	899	92	690,157	699,179
Leases and other loans(2)	348	122	—	13,307	289,710	303,487
Total	$88,349	$20,805	$27,463	$144,443	$19,998,487	$20,279,547
(1) Excludes delinquent PPP loans 30-59 days past due, 60-89 days past due and 90 days or more past due of $0.1 million, $0.7 million and $7.7 million, respectively, which are fully guaranteed by the federal government and are classified as current.
(2) Includes unearned income.

Collateral-Dependent Loans

A loan or a lease is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the collateral-dependent loan's or lease's carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent loans or leases consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agriculture land, and vacant land.

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

The following table presents the amortized cost basis during the three months and nine months ended September 30, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	Three months ended September 30, 2023		Nine months ended September 30, 2023
	Amortization Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - commercial mortgage	$1,120	0.01%	$2,556	0.03%
Commercial and industrial	7	—	66	—
Real estate - residential mortgage	1,933	0.04	5,343	0.10
Total	$3,060		$7,965

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty for the three months and nine months ended September 30, 2023:

Term Extension
Financial Effect
Three months ended September 30, 2023
Real estate - commercial mortgage	Added a weighted-average 0.50 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 4.49 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Nine months ended September 30, 2023
Real estate - commercial mortgage	Added a weighted-average 2.43 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 3.76 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 4.58 years to the life of loans, which reduced monthly payment amounts for the borrowers.

During the nine months ended September 30, 2023, there were no loans modified due to financial difficulty where there was an interest rate reduction or principal balance forgiveness.

During the nine months ended September 30, 2023, there were no loans modified due to financial difficulty that defaulted in the nine months subsequent to modification.

The following table presents the performance of loans that have been modified in the last nine months as of September 30, 2023.

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
	(dollars in thousands)
Real estate - commercial mortgage	$2,556	$—	$—	$—
Commercial and industrial	66	—	—	—
Real estate - residential mortgage	5,343	—	—	—
Total	$7,965	$—	$—	$—

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of September 30, 2023.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$32,458	$35,249	$34,217	$35,993
Originations of MSRs	1,083	1,051	1,967	3,459
Amortization	(1,193)	(1,360)	(3,836)	(4,512)
Balance at end of period	$32,348	$34,940	$32,348	$34,940

Valuation allowance:
Balance at beginning of period	$—	$—	$—	$(600)
Reduction (addition) to valuation allowance	—	—	—	600
Balance at end of period	$—	$—	$—	$—

Net MSRs at end of period	$32,348	$34,940	$32,348	$34,940
Estimated fair value of MSRs at end of period	$51,523	$51,072	$51,523	$51,072

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion and $4.2 billion as of September 30, 2023 and December 31, 2022, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $51.5 million and $50.0 million at September 30, 2023 and December 31, 2022, respectively. Based on its fair value analysis as of September 30, 2023, the Corporation determined that no valuation allowance was required as of September 30, 2023.

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

In the third quarter of 2023, the Corporation recorded a $3.0 million reduction to other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR.

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

Cash Flow Hedges of Interest Rate Risk

The Corporation's objectives in using interest rate derivatives are to reduce volatility in interest income and interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans and borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivatives is recorded in AOCI and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation's variable-rate loans and borrowings. During the next twelve months, the Corporation estimates that an additional $22.7 million of unrealized losses will be reclassified as a decrease to net interest income.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the original unrealized loss of $70.6 million included in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the nine months ended September 30, 2023, $17.3 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Corporation's consolidated statements of income.

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

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2023		December 31, 2022
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$126,886	$373	$70,836	$182
Negative fair values	4,359	(39)	4,939	(51)
Forward Commitments
Positive fair values	53,000	653	—	—
Negative fair values	—	—	10,000	(147)
Interest Rate Derivatives with Customers
Positive fair values	121,589	635	171,317	3,337
Negative fair values	4,254,247	(367,905)	3,802,480	(280,401)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	4,254,247	226,882	3,802,480	161,956
Negative fair values	121,589	(1,001)	171,317	(3,703)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	700,000	239	600,000	1,321
Negative fair values	2,300,000	(3,584)	1,000,000	(12,163)
Foreign Exchange Contracts with Customers
Positive fair values	30,841	980	11,123	571
Negative fair values	13,994	(400)	3,672	(85)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	10,984	315	4,887	101
Negative fair values	23,610	(680)	8,280	(499)

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Derivatives in Cash Flow Hedging Relationships:
Three months ended September 30, 2023
Interest Rate Products	$4,691	$4,691	$—	Net Interest Income	$(6,248)	$(6,248)	$—
Three months ended September 30, 2022
Interest Rate Products	(29,053)	(29,053)	—	Net Interest Income	(3,210)	(3,210)	—
Nine months ended September 30, 2023
Interest Rate Products	9,975	9,975	—	Net Interest Income	(20,437)	(20,437)	—
Nine months ended September 30, 2022
Interest Rate Products	(80,716)	(80,716)	—	Net Interest Income	(828)	(828)	—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	Net Interest Income
	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(6,248)	$(3,210)	$(20,437)	$(828)
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(6,248)	(3,210)	(20,437)	(828)
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(6,248)	(3,210)	(20,437)	(828)
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended September 30		Nine months ended September 30
		2023	2022	2023	2022
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$134	$1,403	$1,003	$(307)
Interest rate derivatives	Other income	(2,958)	—	(2,958)	—
Foreign exchange contracts	Other income	(57)	(27)	127	14
Net fair value gains/(losses) on derivative financial instruments		$(2,881)	$1,376	$(1,828)	$(293)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of the periods shown:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Amortized cost(1)	$20,206	$7,180
Fair value	20,368	7,264
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

There were no gains related to changes in fair values of mortgage loans held for sale for the three months ended September 30, 2023 compared to losses of $0.5 million for the three months ended September 30, 2022. Gains related to changes in fair values of mortgage loans held for sale were $0.1 million for the nine months ended September 30, 2023 compared to losses of $1.1 million for the nine months ended September 30, 2022.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
September 30, 2023
Interest rate derivative assets	$227,756	$(4,636)	$—	$223,120
Foreign exchange derivative assets with correspondent banks	315	(315)	—	—
Total	$228,071	$(4,951)	$—	$223,120

Interest rate derivative liabilities	$372,490	$(1,291)	$(141,485)	$229,714
Foreign exchange derivative liabilities with correspondent banks	680	(315)	—	365
Total	$373,170	$(1,606)	$(141,485)	$230,079

December 31, 2022
Interest rate derivative assets	$166,614	$(8,071)	$—	$158,543
Foreign exchange derivative assets with correspondent banks	101	(101)	—	—
Total	$166,715	$(8,172)	$—	$158,543

Interest rate derivative liabilities	$296,267	$(2,771)	$(127,638)	$165,858
Foreign exchange derivative liabilities with correspondent banks	499	(101)	—	398
Total	$296,766	$(2,872)	$(127,638)	$166,256

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
loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended September 30, 2023
Net unrealized losses on securities	$(135,811)	$30,761	$(105,050)
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	1,932	(438)	1,494
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	4,691	(1,040)	3,651
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	6,248	172	6,420
Amortization of net unrecognized pension and postretirement items(2)	18	(3)	15
Total Other Comprehensive Loss	$(122,922)	$29,452	$(93,470)

Three months ended September 30, 2022
Net unrealized losses on securities	$(155,758)	$35,373	$(120,385)
Reclassification adjustment for securities net change included in net income(3)	(53)	12	(41)
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	2,139	(486)	1,653
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(29,053)	6,581	(22,472)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	3,210	(727)	2,483
Amortization of net unrecognized pension and postretirement items(2)	33	(8)	25
Total Other Comprehensive Loss	$(179,482)	$40,745	$(138,737)

Nine months ended September 30, 2023
Unrealized loss on securities	$(133,973)	$30,345	$(103,628)
Reclassification adjustment for securities net change included in net income(3)	19	(5)	14
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	5,783	(1,310)	4,473
Net unrealized holding gains (losses) arising during the period on interest rate derivatives used in cash flow hedges	9,975	(18,730)	(8,755)
Reclassification adjustment for net change realized in net income on interest rate swaps used in cash flow hedges	20,437	136	20,573
Amortization of net unrecognized pension and postretirement item(2)	55	(12)	43
Total Other Comprehensive Loss	$(97,704)	$10,424	$(87,280)

Nine months ended September 30, 2022
Unrealized loss on securities	$(469,137)	$106,541	$(362,596)
Reclassification adjustment for securities net change included in net income(3)	(26)	6	(20)
Amortization of net unrealized losses on AFS securities transferred to HTM(1)	(59,547)	13,523	(46,024)
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(80,716)	18,282	(62,434)
Reclassification adjustment for change realized in net income on interest rate swaps used in cash flow hedges	828	(187)	641
Amortization of net unrecognized pension and postretirement items(2)	96	(21)	75
Total Other Comprehensive Loss	$(608,502)	$138,144	$(470,358)
(1) Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income" on the Consolidated Statements of Income.
(2) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income. See "Note
12 - Employee Benefit Plans," for additional details.
(3) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities gains, net" on the Consolidated Statements of Income. See "Note 4
- Investment Securities," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended September 30, 2023
Balance at June 30, 2023	$(311,816)	$(60,029)	$(7,441)	$(379,286)
OCI before reclassifications	(105,050)	3,651	—	(101,399)
Amounts reclassified from AOCI	—	6,420	15	6,435
Amortization of net unrealized gains on AFS securities transferred to HTM	1,494	—	—	1,494
Balance at September 30, 2023	$(415,372)	$(49,958)	$(7,426)	$(472,756)

Three months ended September 30, 2022
Balance at June 30, 2022	$(249,427)	$(46,620)	$(8,163)	$(304,210)
OCI before reclassifications	(120,385)	(22,472)	—	(142,857)
Amounts reclassified from AOCI	(41)	2,483	25	2,467
Amortization of net unrealized losses on AFS securities transferred to HTM	1,653	—	—	1,653
Balance at September 30, 2022	$(368,200)	$(66,609)	$(8,138)	$(442,947)

Nine months ended September 30, 2023
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)
OCI before reclassifications	(103,628)	(8,755)	—	(112,383)
Amounts reclassified from AOCI	14	20,573	43	20,630
Amortization of net unrealized gains on AFS securities transferred to HTM	4,473	—	—	4,473
Balance at September 30, 2023	$(415,372)	$(49,958)	$(7,426)	$(472,756)

Nine months ended September 30, 2022
Balance at December 31, 2021	$40,440	$(4,816)	$(8,213)	$27,411
OCI before reclassifications	(362,596)	(62,434)	—	(425,030)
Amounts reclassified from AOCI	(20)	641	75	696
Amortization of net unrealized losses on AFS securities transferred to HTM	(46,024)	—	—	(46,024)
Balance at September 30, 2022	$(368,200)	$(66,609)	$(8,138)	$(442,947)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$20,368	$—	$20,368
Available for sale investment securities:
U.S. Government securities	222,446	—	—	222,446
U.S. Government-sponsored agency securities	—	987	—	987
State and municipal securities	—	949,146	—	949,146
Corporate debt securities	—	428,484	—	428,484
Collateralized mortgage obligations	—	112,217	—	112,217
Residential mortgage-backed securities	—	189,275	—	189,275
Commercial mortgage-backed securities	—	516,313	—	516,313
Total available for sale investment securities	222,446	2,196,422	—	2,418,868
Other assets:
Investments held in Rabbi Trust	27,116	—	—	27,116
Derivative assets	1,295	228,782	—	230,077
Total assets	$250,857	$2,445,572	$—	$2,696,429
Other liabilities:
Deferred compensation liabilities	$27,116	$—	$—	$27,116
Derivative liabilities	1,080	372,529	—	373,609
Total liabilities	$28,196	$372,529	$—	$400,725

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$7,264	$—	$7,264
Available for sale investment securities:
U.S. Government securities	218,485	—	—	218,485
U.S. Government sponsored agency securities	—	1,008	—	1,008
State and municipal securities	—	1,105,712	—	1,105,712
Corporate debt securities	—	422,309	—	422,309
Collateralized mortgage obligations	—	134,033	—	134,033
Residential mortgage-backed securities	—	212,698	—	212,698
Commercial mortgage-backed securities	—	552,522	—	552,522
Total available for sale investment securities	218,485	2,428,282	—	2,646,767
Other assets:
Investments held in Rabbi Trust	23,435	—	—	23,435
Derivative assets	672	166,796	—	167,468
Total assets	$242,592	$2,602,342	$—	$2,844,934
Other liabilities:
Deferred compensation liabilities	$23,435	$—	$—	$23,435
Derivative liabilities	584	296,465	—	297,049
Total liabilities	$24,019	$296,465	$—	$320,484

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2023 and December 31, 2022 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($421.5 million at September 30, 2023 and $415.4 million at December 31, 2022) and other corporate debt issued by non-financial institutions ($7.0 million at September 30, 2023 and $6.9 million at December 31, 2022).

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at September 30, 2023 and December 31, 2022. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($1.3 million at September 30, 2023 and $0.7 million at December 31, 2022). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.0 million at September 30, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($227.8 million at September 30, 2023 and $166.6 million at December 31, 2022). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($1.1 million at September 30, 2023 and $0.6 million at December 31, 2022).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors (nominal at September 30, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($372.5 million at September 30, 2023 and $296.3 million at December 31, 2022).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Loans, net	$90,359	$121,115
OREO	2,549	5,790
MSRs(1)	51,523	50,044
Total assets	$144,431	$176,949
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2023 valuation were 7.6% and 9.0%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$420,460	$420,460	$—	$—	$420,460
FRB and FHLB stock	106,363	—	106,363	—	106,363
Loans held for sale	20,368	—	20,368	—	20,368
AFS securities	2,418,868	222,446	2,196,422	—	2,418,868
HTM securities	1,279,733	—	1,019,844	—	1,019,844
Loans, net	20,884,769	—	—	19,508,510	19,508,510
Accrued interest receivable	101,624	101,624	—	—	101,624
Other assets	734,736	451,882	228,782	54,072	734,736
FINANCIAL LIABILITIES
Demand and savings deposits	$18,040,590	$18,040,590	$—	$—	$18,040,590
Brokered deposits	941,059	143,238	795,500	—	938,738
Time deposits	2,439,940	—	2,421,009	—	2,421,009
Accrued interest payable	26,848	26,848	—	—	26,848
Federal funds purchased	544,000	543,995	—	—	543,995
Federal Home Loan Bank advances	730,000	736,030	—	—	736,030
Senior debt and subordinated debt	540,174	—	449,078	—	449,078
Other borrowings	555,938	554,986	924	—	555,910
Other liabilities	560,431	171,792	372,529	16,110	560,431

	December 31, 2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$681,921	$681,921	$—	$—	$681,921
FRB and FHLB stock	130,186	—	130,186	—	130,186
Loans held for sale	7,264	—	7,264	—	7,264
AFS securities	2,646,767	218,485	2,428,282	—	2,646,767
HTM securities	1,321,256	—	1,125,049	—	1,125,049
Loans, net	20,010,181	—	—	18,862,701	18,862,701
Accrued interest receivable	91,579	91,579	—	—	91,579
Other assets	642,049	419,419	166,796	55,834	642,049
FINANCIAL LIABILITIES
Demand and savings deposits	$18,851,912	$18,851,912	$—	$—	$18,851,912
Brokered deposits	208,416	188,416	25,085	—	213,501
Time deposits	1,589,210	—	1,574,747	—	1,574,747
Accrued interest payable	10,185	10,185	—	—	10,185
Federal funds purchased	191,000	190,998	—	—	190,998
Federal Home Loan Bank advances	1,250,000	1,249,629	—	—	1,249,629
Senior debt and subordinated debt	539,634	—	456,867	—	456,867
Other borrowings	890,573	889,393	1,180	—	890,573
Other liabilities	467,705	154,912	296,465	16,328	467,705

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

As of September 30, 2023, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Weighted average shares outstanding (basic)	164,566	167,353	165,667	162,979
Impact of common stock equivalents	1,457	1,428	1,514	1,275
Weighted average shares outstanding (diluted)	166,023	168,781	167,181	164,254
Per share:
Basic	$0.42	$0.41	$1.28	$1.21
Diluted	0.42	0.40	1.27	1.20

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

As of September 30, 2023, the Employee Equity Plan had approximately 4.4 million shares reserved for future grants through 2032, and the Directors’ Plan had approximately 402,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)
Compensation expense	$3,048	$3,791	$7,288	$10,377
Tax benefit	(673)	(840)	(1,600)	(2,201)
Total stock-based compensation, net of tax	$2,375	$2,951	$5,688	$8,176

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)
Interest cost	$856	$599	$2,567	$1,795
Expected return on plan assets	(878)	(1,098)	(2,632)	(3,295)
Net amortization and deferral	81	163	242	490
Net periodic pension cost	$59	$(336)	$177	$(1,010)

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)
Interest cost	$12	$8	$38	$25
Net accretion and deferral	(137)	(132)	(409)	(394)
Net periodic benefit	$(125)	$(124)	$(371)	$(369)

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Commitments to extend credit	$8,857,675	$8,695,621
Standby letters of credit	269,935	260,829
Commercial letters of credit	51,864	49,288

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of September 30, 2023 and December 31, 2022, the total reserve for losses on residential mortgage loans sold was $1.8 million and $1.4 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $4.2 million and $6.0 million, as of September 30, 2023 and December 31, 2022, respectively, related to additional credit exposures for potential loan repurchases.

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

The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing NIM, which is FTE net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses on loans and OBS credit risks, non-interest expenses and income taxes.

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Net income	$72,097	$70,871	$220,017	$205,148
Net income available to common shareholders	$69,535	$68,309	$212,331	$197,462
Net income available to common shareholders (diluted)	$0.42	$0.40	$1.27	$1.20
Operating net income available to common shareholders per share(1)	$0.43	$0.48	$1.29	$1.28
Return on average assets, annualized	1.04%	1.07%	1.08%	1.06%
Operating return on average assets, annualized(1)	1.08%	1.25%	1.10%	1.13%
Return on average common shareholders' equity	11.25%	11.24%	11.62%	10.93%
Return on average common shareholders' equity (tangible), annualized(1)	15.17%	17.31%	15.39%	15.11%
Net interest margin(2)	3.40%	3.54%	3.44%	3.13%
Efficiency ratio(1)	61.5%	57.8%	60.0%	61.4%
Non-performing assets to total assets	0.52%	0.76%	0.52%	0.76%
Net charge-offs (recoveries) to average loans	0.10%	0.01%	0.13%	(0.03)%
(1) Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2) Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances.

Fed Funds Rate

Since March 16, 2022, the FOMC increased the target range for the Fed Funds Rate eleven times to address elevated levels of inflation, placing the target range for the Fed Funds Rate at 5.25% - 5.50% as of November 9, 2023.

LIBOR Transition

As disclosed in Item 1A. Risk Factors of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, U.S. dollar LIBOR ceased as of June 30, 2023. The Corporation has successfully transitioned substantially all of its products away from LIBOR as of June 30, 2023. For most financial products, the most common alternative reference rates have been SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that were subject to amendment or a transition by their terms.

Financial Highlights

Following is a summary of the financial highlights for the three months and nine months ended September 30, 2023:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $69.5 million for the three months ended September 30, 2023, a $1.2 million increase compared to $68.3 million for the same period in 2022. Diluted net income available to common shareholders, per share was $0.42 for the three months ended September 30, 2023, a $0.02 increase compared to the same period in 2022. Net income available to common shareholders was $212.3 million for the nine months ended September 30, 2023, a $14.9 million increase compared to $197.5 million for the same period in 2022. Diluted net income available to common shareholders, per share was $1.27 for the nine months ended September 30, 2023, a $0.07 increase compared to the same period in 2022.

•Net Interest Income - Net interest income was $213.8 million for the three months ended September 30, 2023, a decrease of $1.7 million, or 0.8%, compared to $215.6 million for the same period in 2022. The decrease was primarily driven by rising interest rates resulting in an increase in interest expense from interest-bearing deposits and borrowings and other interest-bearing liabilities of $74.1 million and $24.3 million, respectively. A decrease of the average balance of noninterest-bearing deposits of $1.9 billion, and increases in the average balances of interest-bearing deposits and borrowings and other interest-bearing liabilities of $1.4 billion and $1.3 billion, respectively, in the third quarter of 2023 compared to the third quarter of 2022 also contributed to the increase in interest expense. The increase in interest expense was partially offset by an increase in interest income for the third quarter of 2023 compared to the third quarter of 2022, driven primarily by rising interest rates and an increase in the average balance of net loans of $1.6 billion compared to the same period in 2022. Net interest income was $642.3 million for the nine months ended September 30, 2023, an increase of $86.6 million, or 15.6%, compared to $555.7 million for the same period in 2022. The increase was driven by higher interest rates and an increase in average balances of net loans, partially offset by higher interest rates and an increase in the average balance of higher-cost borrowings and other interest-bearing liabilities and interest-bearing deposits.

•Net Interest Margin - For the three months ended September 30, 2023, NIM decreased to 3.40%, or 14 bps, compared to the same period in 2022, driven by a 161 bps increase in the cost of funds, partially offset by a 151 bps increase in the yield on net loans, a 10 bps increase in the yield on investment securities and a 366 bps increase in the yield on other interest-earning assets. For the nine months ended September 30, 2023, NIM increased to 3.44%, or 31 bps, compared to the same period in 2022, driven by a 178 bps increase in the yield on net loans, a 19 bps increase in the yield on investment securities and a 298 bps increase in the yield on other interest-earning assets, partially offset by a 139 bps increase in the cost of funds.

•Net Loans - Average net loans increased $1.6 billion, or 8.0%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase in average net loans was largely driven by increases in average residential mortgage loans, average commercial and industrial loans, average commercial mortgage loans and average consumer loans of $723.5 million, $360.8 million, $346.5 million and $156.6 million, respectively. Average net loans increased $2.0 billion, or 10.4%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in average net loans was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average commercial and industrial loans, average consumer loans and average real estate construction loans of $860.4 million, $402.7 million, $397.3 million, $216.4 million and $81.0 million, respectively.

•Deposits - Average deposits decreased $430.8 million, or 2.0%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in average deposits was largely due to a decrease in average noninterest-bearing demand deposits of $1.9 billion, partially offset by increases in average time deposits of $714.8 million and average brokered deposits of $690.6 million. Average deposits decreased $549.3 million, 2.5%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in average deposits was due to decreases in average noninterest-bearing demand deposits of $1.4 billion and average interest-bearing demand deposits of $121.5 million, partially offset by increases in average brokered deposits of $525.1 million and average time deposits of $399.3 million.

•Borrowings and Other Interest-Bearing Liabilities - Average borrowings and other interest-bearing liabilities increased $1.3 billion, for the three months ended September 30, 2023 compared to the same period in 2022.

The increase in borrowings and other interest-bearing liabilities was primarily due to increases in average FHLB advances and Federal funds purchased of $586.9 million and $537.2 million, respectively. Average borrowings and other interest-bearing liabilities increased $1.7 billion for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in borrowings and other interest-bearing liabilities was primarily due to increases in average FHLB advances and Federal funds purchased of $907.3 million and $573.1 million, respectively.

•Asset Quality - Non-performing assets decreased $34.2 million, or 19.2%, as of September 30, 2023 compared to December 31, 2022, and were 0.52% and 0.66% of total assets as of those dates, respectively. Annualized net charge-offs to average loans outstanding was 0.10% for the three months ended September 30, 2023, compared to annualized net charge-offs to average loans outstanding of 0.01% for the same period in 2022. Net charge-offs of $21.1 million during the nine months ended September 30, 2023 were primarily due to a charge-off of $13.3 million during the first quarter of 2023 for a commercial office loan. The provision for credit losses was $9.9 million for the three months ended September 30, 2023, compared to a provision for credit losses of $19.0 million for the same period in 2022. The provision for credit losses was $44.2 million for the nine months ended September 30, 2023, compared to a provision of $13.5 million for the same period in 2022.

•Non-interest Income - Non-interest income, excluding investment securities gains, for the three months ended September 30, 2023, decreased $3.3 million, or 5.5%, compared to the same period in 2022. The decrease in non-interest income was primarily due to a $3.0 million reduction to other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR. Non-interest income, excluding investment securities gains, for the nine months ended September 30, 2023, decreased $4.6 million, or 2.6%, compared to the same period in 2022. The decrease in non-interest income was primarily due to the aforementioned $3.0 reduction to other non-interest income.

•Non-interest Expense - Non-interest expense, excluding merger-related expenses of $7.0 million in the third quarter of 2022, increased $8.5 million, or 5.2%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $2.7 million in other outside services expense driven by a number of corporate initiatives, $2.5 million in salaries and employee benefits expense, $1.6 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, and $1.1 million in data processing and software expense. The $2.5 million increase in salaries and benefits expense was primarily driven by annual merit increases, lower deferred employee loan origination costs, higher employee benefits expense, due to healthcare claims experience, and higher pension expense, partially offset by lower incentive plan compensation. Non-interest expense, excluding merger-related expenses of $8.4 million in the nine months ended September 30, 2022, increased $41.8 million, or 9.2%, for the nine months ended September 30, 2023. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $16.0 million in salaries and employee benefits expense, $6.8 million in other outside services expense, $5.1 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, and $4.7 million in data processing and software expense. Higher expense levels compared to the same period in 2022 are in part due to the Prudential Bancorp acquisition. Additional drivers of the increase in non-interest expense were operational risk losses, including fraud-related costs, a lower gain on sales of fixed assets and state tax expenses each reflected in other non-interest expense. The $16.0 million increase in salaries and benefits expense was primarily driven by annual merit increases, an increase in the number of employees, higher healthcare claims expenses and higher pension expense.

•Income Taxes - The Corporation's ETR was 18.9% for the three months ended September 30, 2023 and 17.8% for the nine months ended September 30, 2023 compared to 17.3% for the full-year of 2022. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various programs.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Operating net income available to common shareholders
Net income available to common shareholders	$69,535	$68,309	$212,331	$197,462
Plus: Core deposit intangible amortization	441	514	1,867	514
Plus: Merger-related expenses	—	7,006	—	8,434
Plus: CECL Day 1 Provision expense	—	7,954	—	7,954
Plus: Interest rate derivative transition valuation(1)	2,958	—	2,958	—
Less: Tax impact of adjustments	(714)	(3,250)	(1,013)	(3,550)
Operating net income available to common shareholders (numerator)	$72,220	$80,533	$216,143	$210,814

Weighted average shares (diluted) (denominator)	166,023	168,781	167,181	164,254

Operating net income available to common shareholders, per share (diluted)	$0.43	$0.48	$1.29	$1.28

Operating return on average assets, annualized
Net income	$72,097	$70,871	$220,017	$205,148
Plus: Core deposit intangible amortization	441	514	1,867	514
Plus: Merger-related expenses	—	7,006	—	8,434
Plus: CECL Day 1 Provision expense	—	7,954	—	7,954
Plus: Interest rate derivative transition valuation(1)	2,958	—	2,958	—
Less: Tax impact of adjustments	(714)	(3,250)	(1,013)	(3,550)
Operating net income (numerator)	$74,782	$83,095	$223,829	$218,500

Total average assets	27,377,836	26,357,095	27,173,100	25,855,097
Less: Average net core deposit intangible	(5,548)	(8,053)	(6,296)	(2,714)
Total operating average assets	$27,372,288	$26,349,042	$27,166,804	$25,852,383

Operating return on average assets	1.08%	1.25%	1.10%	1.13%

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$69,535	$68,309	$212,331	$197,462
Plus: Intangible amortization	601	690	2,347	1,043
Plus: Merger-related expenses	—	7,006	—	8,434
Plus: CECL Day 1 Provision expense	—	7,954	—	7,954
Plus: Interest rate derivative transition valuation(1)	2,958	—	2,958	—
Less: Tax impact of adjustments	(747)	(3,287)	(1,114)	(3,661)
Operating net income available to common shareholders (numerator)	$72,347	$80,672	$216,522	$211,232

Average shareholders' equity	$2,645,977	$2,604,057	$2,635,705	$2,607,514
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(561,578)	(562,285)	(562,155)	(545,846)
Average tangible common shareholders' equity (denominator)	$1,891,521	$1,848,894	$1,880,672	$1,868,790
Return on average common shareholders' equity (tangible)	15.17%	17.31%	15.39%	15.11%

Efficiency ratio
Non-interest expense	$171,020	$169,558	$498,656	$465,266
Less: Amortization of tax credit investments	—	(696)	—	(2,088)
Less: Merger-related expenses	—	(7,006)	—	(8,434)
Less: Intangible amortization	(601)	(690)	(2,347)	(1,043)
Non-interest expense (numerator)	$170,419	$161,166	$496,309	$453,701

Net interest income	$213,842	$215,582	$642,281	$555,723
Tax equivalent adjustment	4,442	3,970	13,261	10,685
Plus: Total non-interest income	55,961	59,162	168,300	172,809
Plus: Interest rate derivative transition valuation(1)	2,958	—	2,958	—
Less: Investment securities (gains) losses, net	—	53	(19)	26
Total revenue (denominator)	$277,203	$278,767	$826,781	$739,243
Efficiency ratio	61.5%	57.8%	60.0%	61.4%
(1) Resulting from the reference rate transition from LIBOR to SOFR in the Corporation's commercial customer interest rate swap program.

RESULTS OF OPERATIONS

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Net Interest Income

FTE net interest income was $218.3 million for the three months ended September 30, 2023, a decrease of $1.3 million, compared to $219.6 million for the same period in 2022. For the three months ended September 30, 2023, NIM decreased to 3.40%, or 14 bps, compared to the same period in 2022. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended September 30
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$21,121,277	$304,167	5.72%	$19,563,825	$207,343	4.21%
Investment securities(2)	4,197,550	27,274	2.59	4,500,461	28,022	2.49
Other interest-earning assets	263,244	3,372	5.11	631,771	2,297	1.45
Total interest-earning assets	25,582,071	334,813	5.20	24,696,057	237,662	3.83
Noninterest-earning assets:
Cash and due from banks	306,496			152,349
Premises and equipment	217,447			223,880
Other assets	1,562,233			1,545,812
Less: ACL - loans(3)	(290,411)			(261,003)
Total Assets	$27,377,836			$26,357,095
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,740,229	$18,690	1.29%	$5,708,059	$1,886	0.13%
Savings and money market deposits	6,676,792	34,277	2.04	6,681,713	3,414	0.20
Brokered deposits	937,657	12,250	5.18	247,105	1,346	2.16
Time deposits	2,330,206	18,939	3.22	1,615,384	3,404	0.84
Total interest-bearing deposits	15,684,884	84,156	2.13	14,252,261	10,050	0.28
Borrowings and other interest-bearing liabilities	2,691,087	32,373	4.74	1,359,348	8,060	2.35
Total interest-bearing liabilities	18,375,971	116,529	2.51	15,611,609	18,110	0.47
Noninterest-bearing liabilities:
Demand deposits	5,672,411			7,535,791
Other noninterest-bearing liabilities	683,477			605,638
Total Liabilities	24,731,859			23,753,038
Total Deposits/Cost of deposits	21,357,295		1.56	21,788,052		0.18
Total Interest-bearing liabilities and non-interest bearing deposits/Cost of funds	24,048,382		1.92	23,147,400		0.31
Shareholders’ equity	2,645,977			2,604,057
Total Liabilities and Shareholders’ Equity	$27,377,836			$26,357,095
Net interest income/FTE NIM		218,284	3.40%		219,552	3.54%
Tax equivalent adjustment		(4,442)			(3,970)
Net interest income		$213,842			$215,582
(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended September 30, 2023 in comparison to the same period in 2022:

	2023 vs. 2022 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$17,583	$79,241	$96,824
Investment securities	(1,915)	1,167	(748)
Other interest-earning assets	(1,984)	3,059	1,075
Total interest income	$13,684	$83,467	$97,151
Interest expense on:
Demand deposits	$11	$16,793	$16,804
Savings and money market deposits	(2)	30,865	30,863
Brokered deposits	7,265	3,639	10,904
Time deposits	2,095	13,440	15,535
Borrowings and other interest-bearing liabilities	11,919	12,394	24,313
Total interest expense	$21,288	$77,131	$98,419
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the third quarter of 2022, FTE total interest income for the third quarter of 2023 increased $97.2 million, or 40.9%, primarily due to an increase of $83.5 million attributable to changes in yield, of which $79.2 million related to net loans. The yield on average interest-earning assets increased 137 bps in the third quarter of 2023 compared to the same period in 2022.

In the third quarter of 2023, interest expense increased $98.4 million compared to the third quarter of 2022, primarily driven by an increase in the rate on interest-bearing liabilities resulting in a $77.1 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in the rates on savings and money market deposits, demand deposits, borrowings and other interest-bearing liabilities, time deposits and brokered deposits. The increase in interest expense attributable to volume was primarily due to borrowings and other interest-bearing liabilities and brokered deposits.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30
	2023		2022		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,912,801	6.14%	$7,757,210	4.24%	$155,591	2.0%
Commercial and industrial	4,611,376	6.45	4,181,651	4.52	429,725	10.3
Real estate – residential mortgage	5,209,105	3.84	4,452,587	3.41	756,518	17.0
Real estate – home equity	1,045,806	7.21	1,099,737	4.82	(53,931)	(4.9)
Real estate – construction	1,254,577	7.00	1,179,584	4.41	74,993	6.4
Consumer	761,273	6.22	604,352	5.10	156,921	26.0
Leases and other loans(1)	326,339	4.78	288,704	6.29	37,635	13.0
Total loans	$21,121,277	5.72%	$19,563,825	4.21%	$1,557,452	8.0%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the third quarter of 2023, average loans increased $1.6 billion, or 8.0%, compared to the same period in 2022. The increase in average loans was largely driven by increases in average residential mortgage loans, average commercial and industrial loans, average consumer loans and average commercial mortgage loans of $756.5 million, $429.7 million, $156.9 million and $155.6 million, respectively. The yield on total loans increased 151 bps to 5.72% for the third quarter of 2023, compared to 4.21% for the same period in 2022, primarily due to rising interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,672,411	—%	$7,535,791	—%	$(1,863,380)	(24.7)%
Interest-bearing demand	5,740,229	1.29	5,708,059	0.13	32,170	0.6
Savings and money market deposits	6,676,792	2.04	6,681,713	0.20	(4,921)	(0.1)
Total demand deposits and savings and money market deposits	18,089,432	1.16	19,925,563	0.11	(1,836,131)	(9.2)
Brokered deposits	937,657	5.18	247,105	2.16	690,552	N/M
Time deposits	2,330,206	3.22	1,615,384	0.84	714,822	44.3
Total deposits	$21,357,295	1.56%	$21,788,052	0.18%	$(430,757)	(2.0)%
The cost of total deposits increased 138 bps, to 1.56%, for the third quarter of 2023 compared to 0.18% for the same period in 2022, due to an increase in rates and a change in the mix of deposits. The rate on total demand deposits and savings and money market deposits increased to 1.16% for the third quarter of 2023 compared to 0.11% for the same period in 2022. Average noninterest-bearing demand deposits decreased $1.9 billion for the third quarter of 2023 compared to the same period in 2022. Average time deposits and average brokered deposits increased $714.8 million and $690.6 million, respectively, during the third quarter of 2023 compared to the same period in 2022.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
Borrowings and other interest-bearing liabilities:	(dollars in thousands)
Federal funds purchased	$634,163	5.52%	$96,965	2.22%	$537,198	N/M
Federal Home Loan Bank advances	793,098	5.11	206,152	2.70	586,946	N/M
Senior debt and subordinated debt	540,086	3.96	554,735	3.97	(14,649)	(2.6)
Other borrowings and other interest-bearing liabilities(1)	723,740	4.25	501,496	0.48	222,244	44.3
Total borrowings and other interest-bearing liabilities	$2,691,087	4.74%	$1,359,348	2.35%	$1,331,739	98.0%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average total borrowings and other interest-bearing liabilities increased $1.3 billion in the third quarter of 2023 compared to the same period in 2022. Average total borrowings and other interest-bearing liabilities increased primarily as a result of a decrease in average total deposits and an increase in the average net loan balance. Average FHLB advances, average Federal funds purchased and average other borrowings and other interest-bearing liabilities increased $586.9 million, $537.2 million and $222.2 million, respectively, in the third quarter of 2023 compared to the same period in 2022.

Provision for Credit Losses

The provision for credit losses was $9.9 million for the third quarter of 2023 compared to a provision of $19.0 million for the same period in 2022. The decline in the provision for credit losses was primarily due to an $8.0 million CECL Day 1 Provision in the third quarter of 2022.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$7,626	$7,601	$25	N/M
Cash management	5,960	6,483	(523)	(8.1)
Capital markets	2,960	4,060	(1,100)	(27.1)
Other commercial banking	3,176	2,664	512	19.2
Total commercial banking	19,722	20,808	(1,086)	(5.2)
Wealth management	19,413	17,610	1,803	10.2%
Consumer banking:
Card	6,770	6,278	492	7.8
Overdraft	2,996	4,463	(1,467)	(32.9)
Other consumer banking	2,407	2,534	(127)	(5.0)
Total consumer banking	12,173	13,275	(1,102)	(8.3)
Mortgage banking	3,190	3,720	(530)	(14.2)
Other	1,463	3,802	(2,339)	(61.5)
Non-interest income before investment securities gains	55,961	59,215	(3,254)	(5.5)
Investment securities gains (losses), net	—	(53)	53	N/M
Total Non-Interest Income	$55,961	$59,162	$(3,201)	(5.4)%

Excluding net investment securities gains, non-interest income decreased $3.3 million, or 5.5%, in the third quarter of 2023 compared to the same period in 2022. The decrease in non-interest income was primarily due to a $3.0 million reduction to other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR.

Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Salaries and employee benefits	$96,757	$94,283	$2,474	2.6%
Data processing and software	16,914	15,807	1,107	7.0
Net occupancy	14,561	14,025	536	3.8
Other outside services	12,094	9,361	2,733	29.2
FDIC insurance	4,738	3,158	1,580	50.0
Equipment	3,475	3,548	(73)	(2.1)
Marketing	1,913	1,859	54	2.9
Professional fees	1,869	2,373	(504)	(21.2)
Intangible amortization	601	690	(89)	(12.9)
Merger-related expenses	—	7,006	(7,006)	N/M
Other	18,098	17,448	650	3.7
Total non-interest expense	$171,020	$169,558	$1,462	0.9%

Non-interest expense, excluding merger-related expenses of $7.0 million in the third quarter of 2022, increased $8.5 million, or 5.2%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $2.7 million in other outside services expense driven by a number of corporate initiatives, $2.5 million in salaries and employee benefits expense, $1.6 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, and $1.1 million in data processing and software expense. The $2.5 million increase in salaries and benefits expense was primarily driven by annual merit increases, lower deferred employee loan origination costs, higher employee benefits expense, due to healthcare claims experience, and higher pension expense, partially offset by lower incentive plan compensation.

Income Taxes

Income tax expense for the three months ended September 30, 2023 was $16.7 million, a $1.4 million increase from $15.4 million for the same period in 2022. The Corporation's ETR was 18.9% for the three months ended September 30, 2023 compared to 17.3% for the full year in 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Net Interest Income

FTE net interest income increased $89.1 million to $655.5 million for the nine months ended September 30, 2023, from $566.4 million for the same period in 2022. NIM increased 31 bps to 3.44%, compared to 3.13% for the same period in 2022. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Nine months ended September 30
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$20,819,280	$854,384	5.49%	$18,865,672	$524,150	3.71%
Investment securities (2)	4,240,093	82,098	2.58	4,376,084	78,334	2.39
Other interest-earning assets	427,810	11,882	3.71	954,267	5,192	0.73
Total interest-earning assets	25,487,183	948,364	4.97	24,196,023	607,676	3.35
Noninterest-earning assets:
Cash and due from banks	193,083			158,267
Premises and equipment	219,087			220,218
Other assets	1,555,891			1,534,314
Less: ACL - loans(3)	(282,144)			(253,725)
Total Assets	$27,173,100			$25,855,097
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,535,671	$41,756	1.01%	$5,657,165	$3,411	0.08%
Savings and money market deposits	6,593,703	84,102	1.71	6,515,529	5,561	0.11
Brokered deposits	779,191	29,557	5.07	254,100	2,181	1.14
Time deposits	2,032,360	40,160	2.64	1,633,053	10,299	0.84
Total interest-bearing deposits	14,940,925	195,575	1.75	14,059,847	21,452	0.20
Borrowings and other interest-bearing liabilities	2,848,704	97,247	4.53	1,133,524	19,816	2.34
Total interest-bearing liabilities	17,789,629	292,822	2.20	15,193,371	41,268	0.36
Noninterest-bearing liabilities:
Demand deposits	6,108,197			7,538,597
Other noninterest-bearing liabilities	639,569			515,615
Total Liabilities	24,537,395			23,247,583
Total Deposits/Cost of deposits	21,049,122		1.24	21,598,444		0.13
Total Interest-bearing liabilities and noninterest-bearing deposits/Cost of funds	23,897,826		1.63	22,731,968		0.24
Shareholders’ equity	2,635,705			2,607,514
Total Liabilities and Shareholders’ Equity	$27,173,100			$25,855,097
Net interest income/FTE NIM		655,542	3.44%		566,408	3.13%
Tax equivalent adjustment		(13,261)			(10,685)
Net interest income		$642,281			$555,723
(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the nine months ended September 30, 2023 in comparison to the same period in 2022:

	2023 vs. 2022 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans (1)	$58,623	$271,611	$330,234
Investment securities	(2,438)	6,202	3,764
Other interest-earning assets	(4,268)	10,958	6,690
Total interest income	$51,917	$288,771	$340,688
Interest expense on:
Demand deposits	$(74)	$38,419	$38,345
Savings and money market deposits	65	78,476	78,541
Brokered deposits	10,260	17,116	27,376
Time deposits	3,058	26,803	29,861
Borrowings and other interest-bearing liabilities	47,841	29,590	77,431
Total interest expense	$61,150	$190,404	$251,554
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2022, FTE total interest income for the nine months ended September 30, 2023 increased $340.7 million due to increases of $288.8 million attributable to changes in yield and $51.9 million attributable to changes in volume. The increase due to changes in yield was primarily driven by net loans. The increase due to changes in volume was due to an increase in average net loans, partially offset by decreases in average other interest-earning assets and investment securities.

The yield on average interest-earning assets increased 162 bps in the nine months ended September 30, 2023 compared to the same period in 2022.

For the nine months ended September 30, 2023, interest expense increased $251.6 million compared to the same period in 2022, primarily driven by an increase in rate on interest-bearing liabilities resulting in a $190.4 million increase in interest expense. The increase in interest expense attributable to rate was driven by the increases in the rates on savings and money market deposits, demand deposits, borrowings and other interest-bearing liabilities and time deposits. The increase in interest expense attributable to volume was $61.2 million primarily driven by an increase in average borrowings and other interest-bearing liabilities, which resulted in an increase of $47.8 million in interest expense.

Average loans and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30
	2023		2022		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$7,803,775	5.88%	$7,465,443	3.65%	$338,332	4.5%
Commercial and industrial	4,602,573	6.13	4,182,010	3.74	420,563	10.1
Real estate – residential mortgage	5,004,289	3.71	4,132,708	3.34	871,581	21.1
Real estate – home equity	1,066,003	6.84	1,099,395	4.26	(33,392)	(3.0)
Real estate – construction	1,278,923	6.66	1,167,952	3.65	110,971	9.5
Consumer	748,788	5.82	532,301	5.07	216,487	40.7
Leases and other loans (1)	314,929	4.46	285,863	6.05	29,066	10.2
Total loans	$20,819,280	5.49%	$18,865,672	3.71%	$1,953,608	10.4%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the nine months ended September 30, 2023, average loans increased $2.0 billion, or 10.4%, compared to the same period in 2022. The increase was largely driven by increases in average residential mortgage loans, average commercial and industrial loans, average commercial mortgage loans, and average consumer loans of $871.6 million, $420.6 million, $338.3 million, and $216.5 million, respectively.

Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$6,108,197	—%	$7,538,597	—%	$(1,430,400)	(19.0)%
Interest-bearing demand	5,535,671	1.01	5,657,165	0.08	(121,494)	(2.1)
Savings and money market deposits	6,593,703	1.71	6,515,529	0.11	78,174	1.2
Total demand deposits and savings and money market deposits	18,237,571	0.92	19,711,291	0.06	(1,473,720)	(7.5)
Brokered deposits	779,191	5.07	254,100	1.14	525,091	N/M
Time deposits	2,032,360	2.64	1,633,053	0.84	399,307	24.5
Total deposits	$21,049,122	1.24%	$21,598,444	0.13%	$(549,322)	(2.5)%

The cost of total deposits increased 111 bps to 1.24% for the first nine months of 2023 compared to 0.13% for the same period of 2022, primarily due to rising interest rates and a change in the mix of deposits. Average deposits decreased $549.3 million driven by a $1.4 billion decrease in average noninterest-bearing demand deposits, partially offset by increases in average brokered deposits and average time deposits of $525.1 million and $399.3 million, respectively.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30
	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$606,708	5.24%	$33,629	2.12%	$573,079	N/M
Federal Home Loan Bank advances	976,783	5.11	69,473	2.70	907,310	N/M
Senior debt and subordinated debt	539,907	3.96	572,690	3.95	(32,783)	(5.7)
Other borrowings and other interest-bearing liabilities(1)	725,306	3.59	457,732	0.28	267,574	58.5
Total borrowings and other interest-bearing liabilities	$2,848,704	4.53%	$1,133,524	2.34%	$1,715,180	N/M
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Average total borrowings and other interest-bearing liabilities increased $1.7 billion during the first nine months of 2023 compared to the same period in 2022, primarily as a result of a decrease in average total deposits and an increase in average net loans. Average FHLB advances, average Federal funds purchased and average other borrowings and other interest-bearing liabilities increased $907.3 million, $573.1 million and $267.6 million, respectively.

Provision for Credit Losses

The provision for credit losses was $44.2 million for the first nine months of 2023 compared to $13.5 million for the same period of 2022. The increase in provision for credit losses was primarily driven by loan growth and changes to the macroeconomic outlook. Net charge-offs of $21.1 million during the nine months ended September 30, 2023 were primarily due to a charge-off of $13.3 million during the first quarter of 2023 for a commercial office loan.

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$22,160	$21,053	$1,107	5.3%
Cash management	17,310	17,973	(663)	(3.7)
Capital markets	11,396	9,629	1,767	18.4
Other commercial banking	9,514	8,520	994	11.7
Total commercial banking	60,380	57,175	3,205	5.6
Wealth management	56,152	55,312	840	1.5
Consumer banking:
Card	19,604	18,141	1,463	8.1
Overdraft	8,425	12,116	(3,691)	(30.5)
Other consumer banking	7,081	7,164	(83)	(1.2)
Total consumer banking	35,110	37,421	(2,311)	(6.2)
Mortgage banking	8,100	12,064	(3,964)	(32.9)
Other	8,539	10,863	(2,324)	(21.4)
Non-interest income before investment securities gains	168,281	172,835	(4,554)	(2.6)
Investment securities gains (losses), net	19	(26)	45	N/M
Total Non-Interest Income	$168,300	$172,809	$(4,509)	(2.6)%

Excluding net investment securities gains, non-interest income decreased $4.6 million, or 2.6%, during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in non-interest income was primarily due to a $4.0 million decrease in mortgage banking income due to lower sales volumes and lower gains on sales margins, a $3.7 million decrease in overdraft fees and a $3.0 million reduction to other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR, partially offset by increases in commercial banking revenues, consumer banking card fee income and wealth management of $3.2 million, $1.5 million and $0.8 million, respectively.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Salaries and employee benefits	$280,142	$264,151	$15,991	6.1%
Data processing and software	49,486	44,807	4,679	10.4
Net occupancy	43,373	42,134	1,239	2.9
Other outside services	33,054	26,292	6,762	25.7
FDIC insurance	14,427	9,328	5,099	54.7
Equipment	10,395	10,393	2	N/M
Professional fees	6,090	6,178	(88)	(1.4)
Marketing	5,454	4,505	949	21.1
Intangible amortization	2,347	1,043	1,304	125.0
Merger-related expenses	—	8,434	(8,434)	N/M
Other	53,888	48,001	5,887	12.3
Total non-interest expense	$498,656	$465,266	$33,390	7.2%

Compared to the first nine months of 2022, total non-interest expense in the first nine months of 2023, excluding $8.4 million of merger-related expenses, increased $41.8 million, or 9.2%. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $16.0 million in salaries and employee benefits expense, $6.8 million in other outside services expense, $5.1 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, $4.7 million in data processing and software expense, $1.3 million in intangible amortization expense and $0.9 million in marketing expense. Higher expense levels compared to the same period in 2022 are in part due to the Prudential Bancorp acquisition. Additional drivers of the increase in non-interest expense were $3.6 million in operational risk losses, including fraud-related costs, $1.4 million of lower gain on sales of fixed assets and increases of $1.2 million in travel and entertainment expense and $1.1 million in state tax expense, in each case, reflected in "other" non-interest expense. The $16.0 million increase in salaries and benefits expense was primarily driven by annual merit increases, an increase in the number of employees, higher healthcare claims expenses and higher pension expense.

Income Taxes

Income tax expense for the nine months ended September 30, 2023 was $47.7 million, a $3.1 million increase from $44.6 million for the same period in 2022. The Corporation's ETR was 17.8% for the nine months ended September 30, 2023, compared to 17.9% in the same period of 2022.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	September 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$420,460	$681,921	$(261,461)	(38.3)%
FRB and FHLB Stock	106,363	130,186	(23,823)	(18.3)
Loans held for sale	20,368	7,264	13,104	N/M
Investment securities	3,698,601	3,968,023	(269,422)	(6.8)
Net loans, less ACL - loans	20,884,769	20,010,181	874,588	4.4
Net premises and equipment	215,626	225,141	(9,515)	(4.2)
Goodwill and intangibles	561,284	560,824	460	0.1
Other assets	1,467,706	1,348,162	119,544	8.9
Total Assets	$27,375,177	$26,931,702	$443,475	1.6%
Liabilities and Shareholders' Equity
Deposits	$21,421,589	$20,649,538	$772,051	3.7%
Borrowings	2,370,112	2,871,207	(501,095)	(17.5)
Other liabilities	1,016,783	831,200	185,583	22.3
Total Liabilities	24,808,484	24,351,945	456,539	1.9
Total Shareholders' Equity	2,566,693	2,579,757	(13,064)	(0.5)
Total Liabilities and Shareholders' Equity	$27,375,177	$26,931,702	$443,475	1.6%

Cash and Cash Equivalents

Compared to December 31, 2022, cash and cash equivalents at September 30, 2023 decreased $261.5 million, or 38.3%, primarily due to a $874.6 million increase in net loans.

Shareholders' Equity

Compared to December 31, 2022, shareholders' equity at September 30, 2023 decreased $13.1 million, primarily due to a change in AOCI of $87.3 million primarily attributable to an increase in unrealized loss in AFS securities of $103.6 million, and an increase in treasury stock of $70.7 million. The increase in treasury stock was primarily due to the repurchase of shares of the Corporation's common stock for $70.9 million during 2023. The aforementioned changes in shareholders' equity were partially offset by an increase in retained earnings of $134.7 million.

On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock through December 31, 2023. The Corporation repurchased common stock during the three months and nine months ended September 30, 2023 of $30.5 million and $70.9 million, respectively, under this program. See Item 2, "Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities" in this Quarterly Report on Form 10-Q for further details on the 2023 Repurchase Program and activity.

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$222,446	$218,485	$3,961	1.8%
U.S. Government-sponsored agency securities	987	1,008	(21)	(2.1)
State and municipal securities	949,146	1,105,712	(156,566)	(14.2)
Corporate debt securities	428,484	422,309	6,175	1.5
Collateralized mortgage obligations	112,217	134,033	(21,816)	(16.3)
Residential mortgage-backed securities	189,275	212,698	(23,423)	(11.0)
Commercial mortgage-backed securities	516,313	552,522	(36,209)	(6.6)
Total available for sale securities	$2,418,868	$2,646,767	$(227,899)	(8.6)%
Held to Maturity
Residential mortgage-backed securities	$418,362	$457,325	$(38,963)	(8.5)%
Commercial mortgage-backed securities	861,371	863,931	(2,560)	(0.3)
Total held to maturity securities	$1,279,733	$1,321,256	$(41,523)	(3.1)%

Total Investment Securities	$3,698,601	$3,968,023	$(269,422)	(6.8)%

Compared to December 31, 2022, total AFS securities at September 30, 2023 decreased $227.9 million, or 8.6%, primarily due to decreases in state and municipal securities, commercial mortgage-backed securities, residential mortgage-backed securities and collateralized mortgage obligations of $156.6 million, $36.2 million, $23.4 million and $21.8 million, respectively.

At September 30, 2023, total HTM securities decreased $41.5 million compared to December 31, 2022, primarily driven by a decrease of $39.0 million in residential mortgage-backed securities due to payments.

Loans

The following table presents ending net loans outstanding by type:

	September 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate – commercial mortgage	$8,106,300	$7,693,835	$412,465	5.4%
Commercial and industrial(1)	4,577,334	4,473,004	104,330	2.3
Real estate – residential mortgage	5,279,681	4,737,279	542,402	11.4
Real estate – home equity	1,045,438	1,102,838	(57,400)	(5.2)
Real estate – construction	1,078,263	1,269,925	(191,662)	(15.1)
Consumer	743,976	699,179	44,797	6.4
Leases and other loans(2)	346,516	303,487	43,029	14.2
Net loans	$21,177,508	$20,279,547	$897,961	4.4%
(1) Includes unearned income of $1.1 million and $4.5 million for September 30, 2023 and December 31, 2022, respectively.
(2) Includes unearned income of $37.5 million and $24.8 million for September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023, net loans increased $898.0 million, or 4.4%, compared to December 31, 2022, primarily due to increases in residential mortgage loans, commercial mortgage loans, commercial and industrial loans and consumer loans of $542.4 million, $412.5 million, $104.3 million and $44.8 million, respectively, partially offset by a decrease in construction loans of $191.7 million.

The Corporation does not have a significant concentration of credit risk with any single borrower, industry or geographic location within its footprint. As of September 30, 2023, approximately $9.2 billion, or 43.4%, of the loan portfolio was comprised of commercial mortgage loans and construction loans. The Corporation's policies limit the maximum total lending commitment to an individual borrower to $100 million as of September 30, 2023. In addition, the Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	September 30, 2023	December 31, 2022
Real estate(1)	46.5%	43.9%
Health care	6.5	6.5
Manufacturing	6.4	6.8
Agriculture	5.5	5.4
Other services	4.5	4.7
Construction(2)	4.0	4.7
Hospitality and food services	3.6	3.6
Retail	3.3	3.1
Wholesale trade	3.2	3.1
Educational services	2.9	2.8
Professional, scientific and technical services	2.1	1.8
Arts, entertainment and recreation	2.0	2.0
Transportation and warehousing	1.6	1.3
Finance and Insurance	1.2	0.9
Public administration	1.0	1.2
Administrative and Support	1.0	1.1
Other	4.7	7.1
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The following table presents the changes in non-accrual loans for the three months and nine months ended September 30, 2023:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)
Three months ended September 30, 2023
Balance at June 30, 2023	$29,488	$53,815	$1,099	$21,700	$5,844	$11,334	$123,280
Additions	10,849	4,846	341	6	1,692	2,686	20,420
Payments	(4,922)	(14,963)	(763)	(552)	(186)	(1,924)	(23,310)
Charge-offs	(3,220)	(860)	—	—	(1,803)	(1,396)	(7,279)
Transfers to accrual status	—	(89)	—	—	—	—	(89)
Transfers to OREO	—	—	—	—	—	—	—
Balance at September 30, 2023	$32,195	$42,749	$677	$21,154	$5,547	$10,700	$113,022

Nine months ended September 30, 2023
Balance at December 31, 2022	$27,116	$70,161	$1,368	$26,294	$6,197	$13,307	$144,443
Additions	29,607	17,222	341	793	6,052	3,292	57,307
Payments	(18,679)	(30,117)	(1,032)	(1,671)	(1,331)	(2,615)	(55,445)
Charge-offs	(5,849)	(14,452)	—	(62)	(5,322)	(3,284)	(28,969)
Transfers to accrual status	—	(65)	—	(2,407)	(49)	—	(2,521)
Transfers to OREO	—	—	—	(1,793)	—	—	(1,793)
Balance at September 30, 2023	$32,195	$42,749	$677	$21,154	$5,547	$10,700	$113,022

During the nine months ended September 30, 2023, non-accrual loans decreased approximately $31.4 million, or 21.8%, primarily driven by payments and charge-offs, partially offset by additions to non-accrual loans.

The following table summarizes non-performing assets as of the periods shown below:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Non-accrual loans	$113,022	$144,443
Loans 90 days or more past due and still accruing(1)	27,962	27,463
Total non-performing loans	140,984	171,906
OREO(2)	2,549	5,790
Total non-performing assets	$143,533	$177,696
Non-accrual loans to total loans	0.53%	0.71%
Non-performing loans to total loans	0.67%	0.85%
Non-performing assets to total assets	0.52%	0.66%
ACL - loans to non-performing loans	208%	157%
(1) Excludes PPP loans which are fully guaranteed by the federal government of $1.2 million and $7.7 million as of September 30, 2023 and December 31,
2022, respectively.
(2) Excludes $10.1 million and $6.0 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30,
2023 and December 31, 2022, respectively.

Non-performing loans at September 30, 2023 decreased $30.9 million, or 18.0%, compared to $171.9 million as of December 31, 2022. Non-performing loans as a percentage of total loans were 0.67% at September 30, 2023 and 0.85% at December 31, 2022. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

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

Total internally risk-rated loans were $13.5 billion and $13.2 billion as of September 30, 2023 and December 31, 2022, respectively, of which $0.7 billion and $0.8 billion were criticized and classified, respectively. For a description of the Corporation's risk ratings, see "Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2023	December 31, 2022	$	%	September 30, 2023	December 31, 2022	$	%	September 30, 2023	December 31, 2022
	(dollars in thousands)
Real estate - commercial mortgage	$217,327	$306,381	$(89,054)	(29.1)%	$192,707	$184,014	$8,693	4.7%	$410,034	$490,395
Commercial and industrial	104,942	133,943	(29,001)	(21.7)	164,131	95,546	68,585	71.8	269,073	229,489
Real estate - construction (3)	36,024	21,603	14,421	66.8	18,456	10,601	7,855	74.1	54,480	32,204
Total	$358,293	$461,927	$(103,634)	(22.4)%	$375,294	$290,161	$85,133	29.3%	$733,587	$752,088

% of total risk rated loans	2.6%	3.5%			2.8%	2.2%			5.4%	5.7%

(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes construction - other.

Allowance for Credit Losses and Reserve for Off-Balance Sheet Credit Exposures

	September 30, 2023	December 31, 2022
	(dollars in thousands)
ACL - loans	$292,739	$269,366

ACL - OBS credit exposure(1)	$16,110	$16,328
(1) Included in "other liabilities" on the consolidated balance sheet.

The following table presents the activity in the ACL:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)
Average balance of net loans	$21,121,277	$19,563,825	$20,819,280	$18,865,672

Balance of ACL at beginning of period	$287,442	$248,564	$269,366	$249,001

CECL Day 1 Provision expense	—	7,954	—	7,954
Purchased credit deteriorated loans	—	1,135	—	1,135

Loans charged off:
Real estate – commercial mortgage	(860)	(86)	(14,452)	(238)
Commercial and industrial	(3,220)	(1,783)	(5,849)	(2,211)
Real estate – residential mortgage	—	—	(62)	(66)
Consumer and real estate – home equity	(1,803)	(1,172)	(5,322)	(3,101)
Leases and other loans	(1,396)	(683)	(3,284)	(1,626)
Total loans charged off	(7,279)	(3,724)	(28,969)	(7,242)
Recoveries of loans previously charged off:
Real estate – commercial mortgage	101	29	916	3,677
Commercial and industrial	620	2,213	2,694	4,932
Real estate – residential mortgage	37	101	143	415
Consumer and real estate - home equity	1,023	682	2,643	1,898
Real estate – construction	—	—	771	44
Leases and other loans	400	247	729	627
Total recoveries	2,181	3,272	7,896	11,593
Net loans charged off/(recoveries)	(5,098)	(452)	(21,073)	4,351
Provision for credit losses(1)	10,395	9,637	44,446	4,397
Balance of ACL at end of period	$292,739	$266,838	$292,739	$266,838
Provision for OBS credit exposures	$(458)	$1,367	$(218)	$1,157
Reserve for OBS credit exposures(2)	$16,110	$16,074	$16,110	$16,074
Net charge-offs to average loans (annualized)	0.10%	0.01%	0.13%	(0.03)%
(1) Provision included in the table only includes the portion related to net loans.
(2) Reserve for OBS credit exposures is recorded with other liabilities on the consolidated balance sheets.

The provision for credit losses, specific to loans, for the three months ended September 30, 2023 was $10.4 million, compared to a provision of $9.6 million recorded for the same period in 2022. The ACL includes qualitative loan adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	September 30, 2023			December 31, 2022
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$73,946	25.3%	38.3%	$69,456	25.8%	37.9%
Commercial and industrial	82,355	28.1	21.6	70,116	26.0	22.0
Real estate - residential mortgage	86,201	29.5	24.9	83,250	30.9	23.3
Consumer, home equity and leases and other loans	41,966	14.3	10.1	35,801	13.3	10.5
Real estate - construction	8,271	2.8	5.1	10,743	4.0	6.3
Total ACL - loans	$292,739	100.0%	100.0%	$269,366	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a % of total ACL - loans.
(2) Ending loan portfolio segment balances as a % of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	September 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,575,374	$7,006,388	$(1,431,014)	(20.4)%
Interest-bearing demand	5,757,487	5,410,903	346,584	6.4
Savings and money market deposits	6,707,729	6,434,621	273,108	4.2
Total demand and savings	18,040,590	18,851,912	(811,322)	(4.3)
Brokered deposits	941,059	208,416	732,643	N/M
Time deposits	2,439,940	1,589,210	850,730	53.5
Total deposits	$21,421,589	$20,649,538	$772,051	3.7%

During the nine months ended September 30, 2023, total deposits increased by $772.1 million, or 3.7%, compared to December 31, 2022. The increase in total deposits was primarily due to increases in time deposits, brokered deposits, interest-bearing demand deposits and savings and money market deposits of $850.7 million, $732.6 million, $346.6 million and $273.1 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits of $1.4 billion.

Total uninsured deposits were estimated to be $7.6 billion and $7.0 billion at September 30, 2023 and December 31, 2022, respectively.

Time deposits of $250 thousand or more were $483.2 million and $214.8 million at September 30, 2023 and December 31, 2022, respectively.

The following table presents ending borrowings by type:

	September 30, 2023	December 31, 2022	Increase (Decrease)
			$	%
	(dollars in thousands)
Federal funds purchased	$544,000	$191,000	$353,000	N/M
Federal Home Loan Bank advances	730,000	1,250,000	(520,000)	(41.6)
Senior debt and subordinated debt	540,174	539,634	540	0.1
Other borrowings(1)	555,938	890,573	(334,635)	(37.6)
Total borrowings	$2,370,112	$2,871,207	$(501,095)	(17.5)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the nine months ended September 30, 2023, total borrowings decreased $501.1 million, or 17.5%, compared to December 31, 2022. The decrease in total borrowings was due to decreases in FHLB advances and other borrowings of $520.0 million and $334.6 million, respectively, partially offset by an increase in Federal funds purchased of $353.0 million.

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

As of September 30, 2023, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of September 30, 2023, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since September 30, 2023 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	September 30, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	14.0%	13.6%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.1%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.3%	10.0%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.4%	9.5%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of September 30, 2023:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $35.4 million	+3.9%
+300 bp	+ $28.3 million	+3.1%
+200 bp	+ $21.4 million	+2.4%
+100 bp	+ $14.1 million	+1.6%
–100 bp	- $36.8 million	-4.1%
–200 bp	- $75.2 million	-8.3%
–300 bp	- $103.2 million	-11.4%
–400 bp	- $127.7 million	-14.1%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of September 30, 2023, the Corporation was within economic value of equity policy limits for every 100 bps shock.

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

Cash Flow Hedges

The Corporation's objectives in using interest rate derivatives are to reduce volatility in interest income and interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans and borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation's variable-rate liabilities.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the original unrealized loss of $70.6 million included in AOCI as of September 30, 2023, will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the nine months ended September 30, 2023, $17.3 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

The Corporation maintains liquidity sources in the form of interest-bearing deposits and customer funding (short-term promissory notes). The Corporation can access additional liquidity from these sources, if necessary, by increasing the rates of interest paid on those instruments. The positive impact to liquidity resulting from paying higher interest rates could have a detrimental impact on NIM and net interest income if rates on interest-earning assets do not experience a proportionate increase. Borrowing availability with the FHLB and the FRB, along with federal funds lines at various correspondent banks, provides the Corporation with additional liquidity.

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2023, the Bank had total borrowing capacity of approximately $8.1 billion with $2.6 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $5.5 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2023, the Corporation had aggregate federal funds lines borrowing capacity of $2.5 billion with $0.5 billion outstanding against that amount. As of September 30, 2023, the Corporation had $1.3 billion of collateralized borrowing capacity at the discount window and $1.7 billion of borrowing capacity at the Bank Term Funding Program facility with no amounts outstanding under these programs as of September 30, 2023.

Securities carried at $0.8 billion at September 30, 2023 and $1.1 billion at December 31, 2022 were pledged as collateral to secure public and trust deposits.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the nine months ended September 30, 2023 provided $420.4 million of cash. Cash used by investing activities was $798.5 million and was mainly due to the net increase in loans. Cash provided by financing activities was $116.6 million, and was primarily due to an increase in time deposits and brokered deposits, partially offset by decreases in demand and savings deposits and other borrowings.

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

State and Municipal Securities

As of September 30, 2023, the Corporation owned securities issued by various states and municipalities with a total fair value of $0.9 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2023, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 77% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	2,175,600	$14.02	2,175,600	$29,050,386
August 1, 2023 to August 31, 2023	—	—	—	29,050,386
September 1, 2023 to September 30, 2023	—	—	—	29,050,386
(1) Includes 1% excise tax

On December 20, 2022, the Corporation announced that its board of directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock through December 31, 2023. Under the 2023 Repurchase Program, repurchased shares are added to treasury stock at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions. The 2023 Repurchase Program may be discontinued at any time. During the three months ended September 30, 2023, 2,175,600 shares were repurchased under the 2023 Repurchase Program at a total cost of $30.5 million, or $14.02 per share.

Item 5. Other Information

(c) None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended September 30, 2023.

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

FULTON FINANCIAL CORPORATION

Date:	November 9, 2023	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	November 9, 2023	/s/ Mark R. McCollom
Mark R. McCollom
Senior Executive Vice President and Chief Financial Officer