Form 10-K
period 2023-12-31
FULTON FINANCIAL CORP
filed 2024-03-01
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.9 billion. The number of shares of the registrant's Common Stock outstanding on February 16, 2024 was 162,018,497.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 20, 2024 are incorporated by reference in Part III.

2

Note: Some numbers contained in this Report may not sum due to rounding

FULTON FINANCIAL CORPORATION
GLOSSARY OF DEFINED ACRONYMS AND TERMS

2023 Repurchase Program	The authorization to repurchase up to $100 million of the Corporation's common stock commencing on January 1, 2023 and expiring on December 31, 2023
2024 Proxy Statement	Definitive Proxy Statement for the Corporation's 2024 Annual Meeting of Shareholders
2024 Repurchase Program	The authorization, commencing on January 1, 2024 and expiring on December 31, 2024, to repurchase up to $125 million of the Corporation's common stock; under this authorization, up to $25 million of the $125 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
ACL	Allowance for Credit Losses
AFS	Available for Sale
ALCO	Asset/Liability Management Committee
AML	Anti-Money Laundering
AOCI	Accumulated other comprehensive (loss) income
APR	Annual Percentage Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
Basel Committee	Basel Committee on Banking Supervision
Basel III Rules	Risked-based requirements and rules issued by federal banking agencies
BHCA	Bank Holding Company Act of 1956, as amended
BMA	Bank Merger Act
BOI	Beneficial ownership information
bp or bps	Basis Point(s)
BSA	Bank Secrecy Act of 1970, as amended
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CCPA	California Consumer Privacy Act
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CECL Day 1 Provision	Initial provision for credit losses required on non-purchased credit deteriorated loans acquired in the Merger
CECL Transition Rule	Amendments to the Capital Rules adopted by the federal banking agencies that delay the estimated impact on regulatory capital from the adoption of CECL
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CIRST	Cyber incident response support team
CISO	Chief Information Security Officer
Corporation, Company, we, our, or us	Fulton Financial Corporation
COVID-19	Coronavirus
CPI	Consumer Price Index
CRA	Community Reinvestment Act
CTA	Corporate Transparency Act of 2019
DIF	Federal Deposit Insurance Fund
Directors' Plan	Amended and Restated 2023 Director Equity Plan

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
DOL	U.S. Department of Labor
DTI	Debt-to-income
DTAs	Deferred Tax Assets
EAD	Exposure at default
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ECOA	Equal Credit Opportunity Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ESPP	Employee Stock Purchase Plan
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Fed Funds Rate	Target Federal Funds Rate
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
Fintechs	Financial Technology Companies
FOMC	Federal Open Market Committee
Foreign Currency Nostro Accounts	Foreign currency with international correspondent banks
FRB	Federal Reserve Bank
FSOC	Financial Stability Oversight Council
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
FultonFirst initiative	Strategic initiative implemented by the Corporation
GAAP	U.S. generally accepted accounting principles
GLBA	Gramm-Leach-Bliley Act
HTM	Held to maturity
ICIRP	Integrated cybersecurity incident response plan
IDI	Insured depository institution
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
Management's Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp effective as of July 1, 2022
Merger Agreement	Agreement and Plan of Merger, dated as of March 1, 2022, between the Corporation and Prudential Bancorp
Merger Consideration	For each share of Prudential Bancorp common stock, $3.65 in cash and 0.7974 of a share of the Corporation's common stock, with cash paid in lieu of each fractional share of the Corporation's common stock that would otherwise be issued, determined by multiplying such fractional share amount by $18.25
MSRs	Mortgage servicing rights
NDAA	National Defense Authorization Act
Net loans	Loans and lease receivables, (net of unearned income)

NIM	Net interest margin
NIST	National Institute of Standards and Technology
N/M	Not meaningful
NMTC	New Market Tax Credits
OBS	Off-Balance-Sheet
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
Parent Company	Fulton Financial Corporation individually
Patriot Act	USA PATRIOT Act of 2001
PD	Probability of default
Pension Plan	Fulton Financial Affiliates' Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp	Prudential Bancorp, Inc.
Prudential Bancorp Pension Plan	The Pentegra Defined Benefits Plan for Financial Institutions, a multiemployer defined benefit pension plan
PSU	Performance-based restricted stock unit
PWDP	Portfolio-weighted default probability approach
QM	Qualified mortgage
RESPA	Real Estate Settlement Procedures Act
Risk Committee	Risk Committee of the Corporation's Board of Directors
ROU	Right-of-use
RSU	Restricted stock unit
RWA	Risk-weighted assets
S&P 500	Standard and Poor's 500 index
SAB	Staff Accounting Bulletin
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Tax Act	Tax Cuts and Jobs Act of 2017
Tax Code	U.S. Internal Revenue Code of 1986, as amended
TCI	Tax credit investment
TDR	Troubled debt restructuring
TruPS	Trust Preferred Securities
TILA	Truth in Lending Act
UST	United States Treasury
VIEs	Variable Interest Entities
Visa Shares	Visa, Inc. Class B restricted shares
Volcker Rule Regulators	FDIC, Federal Reserve Board, OCC, Commodity Futures Trading Commission and SEC

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
•the effects of market interest rates, and the relative balances of interest rate-sensitive assets to interest rate-sensitive liabilities, on NIM and net interest income;
•the composition of the Corporation's loan portfolio, including commercial mortgage loans, commercial and industrial loans and construction loans, which collectively represent a majority of the loan portfolio, may expose the Corporation to increased credit risk;
•the effects of changes in interest rates on demand for the Corporation's products and services;
•investment securities gains and losses, including declines in the fair value of securities which may result in changes to earnings or shareholders' equity;
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
•the potential effects of increases in non-performing assets, which may require the Corporation to increase the allowance for credit losses, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;
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
•public health crises and pandemics and their effects on the economic and business environments in which the Corporation operates, including on the Corporation's credit quality and business operations, as well as the impact on general economic and financial market conditions;
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

PART I

Item 1. Business

General

The Corporation was incorporated under the laws of Pennsylvania on February 8, 1982 and became a bank holding company through the acquisition of all of the outstanding stock of Fulton Bank on June 30, 1982. In 2000, we became a financial holding company as defined in the GLBA, which gave us the ability to expand our financial services activities under our holding company structure. See "Item 1. Business - Competition and - Supervision and Regulation." We directly own 100% of the common stock of Fulton Bank and five non-bank entities.

On July 1, 2022, we completed our acquisition of 100% of the outstanding common stock of Prudential Bancorp. Prudential Bancorp's wholly-owned subsidiary, Prudential Bank, became our wholly-owned subsidiary. Prudential Bank merged with and into Fulton Bank on November 5, 2022.

Our Internet address is www.fultonbank.com. Electronic copies of our 2023 Annual Report on Form 10-K are available free of charge by visiting "Investor Relations - Documents" at www.fultonbank.com. Electronic copies of quarterly reports on Form 10-Q and current reports on Form 8-K are also available at this Internet address. These reports, as well as any amendments thereto, are posted on our website as soon as reasonably practicable after they are electronically filed with the SEC. The information contained on our website or in any websites linked by our website is not a part of this Annual Report on Form 10-K.

Banking and Financial Services

Through our banking subsidiary, Fulton Bank, we deliver financial services primarily within our five-state market area, comprised of Pennsylvania, Delaware, Maryland, New Jersey and Virginia, in a personalized, community-oriented style that emphasizes relationship banking.

We operate in areas that are home to a wide range of manufacturing, healthcare, agriculture and other service companies. Although a large portion of our loan portfolio is comprised of commercial loans, commercial mortgage loans and construction loans, we are not dependent upon one or a few customers and the loss of any single customer or a few customers would not have a material adverse impact on our business. See "Item 1A. Risk Factors - Interest Rate and Credit Risks - Our loan portfolio composition subjects us to credit risk and A significant proportion of our loan portfolio consists of commercial mortgage loans that may pose increased credit risk."

We offer a wide range of consumer and commercial banking products and services, as well as wealth management products and services, to our customers and the communities we serve:

Consumer Banking - We offer a diversified suite of consumer banking products and services in our market area. Our consumer banking products and services include various checking account and savings deposit products and certificates of deposit. We offer home equity loans and lines of credit as well as a variety of fixed, variable and adjustable rate mortgage products, including construction loans and jumbo residential mortgage loans, all of which are underwritten based upon loan-to-value limits specified in our lending policy. Our consumer loan products also include automobile loans, student loans, personal loans and lines of credit and checking account overdraft protection.

Commercial Banking - We provide commercial banking products and services primarily to small and medium sized businesses (generally with annual gross revenue of less than $150 million) in our market area. Commercial lending products include commercial real estate loans, commercial and industrial loans and construction loans. Variable, adjustable and fixed rate loans are provided, with variable and adjustable rate loans generally tied to an index, such as the Prime Rate or SOFR, as well as interest rate derivatives. Our commercial lending policy encourages relationship banking and provides strict guidelines related to customer creditworthiness and collateral requirements for secured loans. We offer equipment lease financing, letters of credit, cash management services and traditional deposit products to commercial customers. We have established lending limits based on our internal risk rating of a borrower and for certain types of lending commitments.

Wealth Management - We offer wealth management services, which include investment management, trust, brokerage, insurance and investment advisory services, to consumer and commercial customers in our market area through Fulton Financial Advisors and Fulton Private Bank, both operating divisions of Fulton Bank.

We deliver these products and services through a network of financial center offices. Electronic delivery channels include a network of ATMs and telephone, mobile and online banking. The variety of available delivery channels allows customers to access their account information and perform certain transactions, such as depositing checks, transferring funds and paying bills, at any time of the day. As of December 31, 2023, we had 208 financial centers, not including remote service facilities (mainly stand-alone ATMs), and our main office located in Lancaster, Pennsylvania.

Human Capital

Our workforce, excluding temporary employees and interns, on December 31, 2023 consisted of approximately 3,400 employees, compared to approximately 3,300 employees at December 31, 2022.

Employee Engagement and Retention - We place a premium on having a highly engaged workforce because engaged employees tend to perform at a higher level, support our success, and are more likely to remain with our organization. We conduct an annual survey of our workforce to measure employee engagement, assess employee morale, and help identify areas of the employee experience that could be improved. We then task our leaders with developing and implementing communication and action plans aimed at collaborating with their respective teams to gain a better understanding of the results of the assessment and to foster enhanced future engagement.

Our leaders are held accountable for the employee engagement of their teams as each leader's engagement score is included in their annual performance review. Additionally, aggregated employee engagement assessment results are reported to our Board of Directors as a key indicator of the health and well-being of our workforce.

Culture, Diversity and Inclusion - We believe that building relationships matters. This belief includes relationships with customers and relationships among employees. We place significant emphasis on developing our corporate culture, and we consider our culture to be one of the primary components of our continuing success. Our culture-shaping program, The Fulton Experience, is a highly engaging program that is intended to create new ways of thinking about employees' individual roles, how employees collaborate, and how we and our employees grow together. We believe that we succeed as a company because we value our employees' teamwork and foster a culture around that belief. We apply that same emphasis to the development of a diverse, equitable, and inclusive workforce. We recognize that having a diverse, equitable, and inclusive culture fosters a culture of respect and is a crucial element of a successful organization.

Compensation and Rewards - The Corporation invests in its workforce by offering a comprehensive Total Rewards program which includes competitive salaries, incentives, and benefits programs. In line with the Corporation's pay for performance philosophy, we offer performance-based incentive programs designed to drive results in the business units as well as at the corporate level.

Workforce Recruitment and Development - We recruit our workforce, filling both vacant and new positions by posting these positions on our website and on social media platforms, through employee referrals and through talent recruiting efforts by internal and third-party recruiters. We provide for professional development of new and existing employees largely through the efforts of our Learning and Development area that develops and administers a wide variety of training programs for professional development. We also provide a number of third-party offerings in which employees can further enhance their skills, knowledge and leadership potential. One such example, afforded to employees with future leadership potential, is through our participation in the Stonier School of Banking sponsored by the American Bankers Association.

Safety, Health and Wellness - The safety, health and wellness of our employees remains a top priority. In addition to traditional healthcare, paid time off, paid parental leave and retirement benefits, we provide behavioral and mental health support and work-life services through our Employee Assistance Program. Following the end of the COVID-19 pandemic, we continue to iterate our approach to remote and hybrid working arrangements to support new ways of working while strengthening employee engagement.

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

Given that cybersecurity threat actors are continuously adapting their techniques, it is important to note that no cybersecurity program is completely infallible. As we continue to offer new and innovative technologies for our customers, the risk of cybersecurity attacks and our oversight of this risk will remain at a high level. See "Item 1C. Cybersecurity."

Climate Risk Management

We recognize the potential impact climate change may have on us, our clients, our suppliers, employees, shareholders, and the communities we serve. We are cognizant of our responsibility to better understand the impact of our operations on global climate change and are taking steps to help ensure our organization operates in a manner consistent with responsible environmental stewardship. We are susceptible to losses and disruptions caused by fire, power shortages, telecommunications failures, water shortages, floods, and other extreme weather conditions. Climate change may contribute to or exacerbate these conditions. We are also susceptible to losses arising from the transition to a low carbon economy, including policy changes, energy costs, and shifts in market and customer sentiment that can impact us and our clients as well as other key stakeholders. At this time, we have not experienced material losses from climate change. However, we are aware that its impact may increase in the future. As the potential impact of climate change broadens, we will continue to assess and respond to climate risks as they evolve.

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

Stock Information

The Corporation's common stock is traded on the Nasdaq Global Select Market under the ticker symbol "FULT." There are 600 million authorized shares of the Corporation's common stock, with approximately 164 million shares outstanding as of December 31, 2023. The Corporation has an additional 10 million authorized shares of preferred stock, of which approximately 200,000 shares with a liquidation preference of $1,000 per share were outstanding as of December 31, 2023.

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

Source of Strength - Federal banking law requires bank holding companies like us to act as a source of financial strength and to commit capital and other financial resources to each of their banking subsidiaries. This support may be required at times when we may not be able to provide such support without adversely affecting our ability to meet other obligations or when, absent such requirements, we might not otherwise choose to provide such support. If we are unable to provide such support, the Federal Reserve Board could instead require the divestiture of our subsidiaries and impose operating restrictions pending the divestiture. If a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve Board's invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee, and the bank will be entitled to priority payment in respect of that commitment.

The Economic Growth Act - The Economic Growth Act amended certain provisions of the Dodd-Frank Act to raise the total asset threshold for mandatory applicability of enhanced prudential standards for bank holding companies to $250 billion and to allow the Federal Reserve Board to apply enhanced prudential standards to bank holding companies with between $100 billion and $250 billion in total assets to address financial stability risks or safety and soundness concerns. The Economic Growth Act's increased threshold took effect immediately for bank holding companies with total assets of less than $100 billion, including the Corporation.

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

In particular, fair lending laws prohibit discrimination in the provision of banking services. Fair lending laws include the ECOA and the Fair Housing Act, both of which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of, or have a disparate impact on, a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. Failure to comply with these and similar statutes and regulations could subject us to formal or informal enforcement actions, the imposition of civil money penalties and litigation.

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

Ability-to-pay rules and qualified mortgages - Under the CFPB rules that implement the TILA, mortgage lenders are required to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These rules prohibit creditors, such as Fulton Bank, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine a consumer's ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. The mortgage lender may also originate "qualified mortgages" which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a QM is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a QM loan, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total DTI ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored enterprise or a federal agency).

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

Integrated disclosures under the RESPA and the TILA - Under the CFPB rules, mortgage lenders are required to provide a loan estimate, not later than the third business day after submission of a loan application, and a closing disclosure at least three days prior to the loan closing. The loan estimate must detail the terms of the loan, including, among other things, expenses, projected monthly mortgage payments and estimated closing costs. The closing disclosure must include, among other things, closing costs and a comparison of costs reported on the loan estimate to actual charges to be applied at closing.

Volcker Rule - Provisions of the Dodd-Frank Act, commonly known as the "Volcker Rule," prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds and other private funds that are, among other things, offered within specified exemptions to the Investment Company Act, known as "covered funds," subject to certain exemptions. Volcker Rule compliance requirements are based on the size and scope of a banking entity's trading activities. Our investing and trading activities have and will continue to depend on, among other things, further rulemaking and guidance that may be issued by the Volcker Rule Regulators and the development of market practices and standards.

Capital Requirements - The Corporation and Fulton Bank are subject to the Basel III Rules that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulation. Under the Basel III Rules, the Corporation and Fulton Bank apply the standardized approach in measuring RWA and regulatory capital.

Under the Basel III Rules, the Corporation and Fulton Bank are subject to the following minimum capital ratios:

•A minimum CET1 capital ratio of 4.50% of RWA;
•A minimum Tier 1 capital ratio of 6.00% of RWA;
•A minimum Total capital ratio of 8.00% of RWA; and
•A minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4.00%.

The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum CET1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2023, the Corporation and Fulton Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

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

The Capital Rules eliminated the standalone prior approval requirement in the Basel III Rules for any repurchase of common stock. In certain circumstances, repurchases of our common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

The Basel Committee published the last version of the Basel III accord in 2017, generally referred to as "Basel IV." Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not the Corporation or Fulton Bank. The impact of Basel IV on the Corporation and Fulton Bank will depend on the manner in which it is implemented by the federal banking agencies. As of December 31, 2023, the Corporation and Fulton Bank exceeded all capital requirements necessary to be deemed "well-capitalized" for all regulatory purposes under the capital rules.

Stress Testing and Capital Planning - As a result of the Economic Growth Act and implementing regulations adopted by the Federal Reserve Board and the OCC, the Corporation and Fulton Bank are no longer subject to company-run stress testing requirements under the Dodd-Frank Act. The Federal Reserve Board continues to supervise our capital planning and risk management practices through its regular supervisory process, which includes regular stress testing.

CECL Transitional Provisions – On August 26, 2020, the federal bank regulatory agencies adopted the CECL Transition Rule that provides banking institutions an optional five-year transition period to phase in the impact of the CECL standard on their regulatory capital. The final rule gives eligible institutions the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. Taken together, these measures offer institutions a transition period of up to five years. We have elected to avail ourselves of the transition relief permitted under applicable regulations.

Prompt Corrective Action - The FDICIA established a system of prompt corrective action to attempt to resolve the problems of undercapitalized institutions. The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An IDI is treated as well capitalized if its total risk-based capital ratio is 10.00% or greater, its Tier 1 risk-based capital ratio is 8.00% or greater, its CET1 risk-based capital ratio is 6.50% or greater and its Tier 1 leverage capital ratio is 5.00% or greater, and it is not subject to any order or directive to meet a specific capital level. As of December 31, 2023, Fulton Bank's capital ratios were above the minimum levels required to be considered "well capitalized" by the OCC.

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

Brokered Deposits - The FDICIA and FDIC regulations limit the ability of an IDI, such as Fulton Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. There is a limited exception from the scope of “brokered” deposits for reciprocal deposits for IDIs that are well-rated and well-capitalized (or adequately capitalized and for which the IDI has obtained a waiver from the FDIC as mentioned above). Under this limited exception, qualified IDIs, like Fulton Bank, are able to except from treatment as "brokered" deposits the lesser of up to $5 billion, or 20% of the institution's total liabilities, in reciprocal deposits.

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

For safety and soundness reasons, banking regulations also limit the amount of cash that can be transferred from Fulton Bank to the Corporation in the form of dividends. Generally, dividends are limited to the lesser of the amounts calculated under an earnings retention test and an undivided profits test. Under the earnings retention test, without the prior approval of the OCC, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year's net income combined with the retained net income of the two preceding years. Under the undivided profits test, a dividend may not be paid in excess of a bank's undivided profits. In addition, banks are prohibited from paying dividends when doing so would cause them to fall below the regulatory minimum capital levels. See "Note 12 - Regulatory Matters," in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information regarding regulatory capital and dividend and loan limitations.

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

FDIC assessment rates for large institutions that have more than $10 billion in assets, such as Fulton Bank, are calculated based on a "scorecard" methodology that seeks to capture both the probability that an individual large institution will fail and the magnitude of the impact on the DIF if such a failure occurs that is based primarily on the difference between the institution's average of total assets and average tangible equity, or its assessment base. The FDIC has the ability to make discretionary adjustments to the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. For large institutions, including Fulton Bank, after accounting for potential base-rate adjustments, the total assessment rate could range from 1.5 to 40 bps on an annualized basis. An institution's assessment is determined by multiplying its assessment rate by its assessment base.

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in 2023. The special assessment is based on an IDI's estimated uninsured deposits as of December 31, 2022, adjusted to excluding the first $5.0 billion of estimated uninsured deposits, and will be assessed at a quarterly rate of 3.36 bps, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of this final rule, we accrued $6.5 million ($5.1 million after tax) related to this assessment in the fourth quarter of 2023. This amount represents our current expectation of the full amount of the assessment based on our total uninsured deposits as of December 31, 2022. Under the final rule, the estimated losses to the DIF may be revised from time to time, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

On January 1, 2021, the NDAA was signed into law, which enacted the most significant overhaul of BSA and other AML-related laws since the Patriot Act. Notable aspects of the NDAA include: (i) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry that requires corporate entities (generally, any corporation, limited liability company, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to the FinCEN (which will be maintained by the FinCEN and made available upon request to financial institutions); (ii) enhanced whistleblower provisions that provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the BSA or other AML-related laws in any judicial or administrative action brought by the Secretary of the Treasury or the U.S. Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (v) expanded duties and powers of the FinCEN. Many of the new provisions, including those with respect to beneficial ownership, require the Department of Treasury and the FinCEN to promulgate rules. On December 8, 2021, the FinCEN issued proposed regulations that would implement the amendments with respect to beneficial ownership. On September 29, 2022, the FinCEN issued a final rule establishing a beneficial ownership information reporting requirement, pursuant to the CTA. The rule requires most corporations, limited liability companies, and other entities created in or registered to do business in the United States to report information about their beneficial owners—the persons who ultimately own or control the company, to the FinCEN. On December 22, 2023, FinCEN issued a final rule regarding access by authorized recipients to BOI that will be reported to FinCEN pursuant to Sec. 6403 of the CTA, which is part of the NDAA. The regulations implement strict protocols required by the CTA to protect sensitive personally identifiable information reported to FinCEN and establish the circumstances in which specified recipients have access to BOI, along with data protection protocols and oversight mechanisms applicable to each recipient category. The disclosure of BOI to authorized recipients in accordance with appropriate protocols and oversight will help law enforcement and national security agencies prevent and combat money laundering, terrorist financing, tax fraud, and other illicit activity, as well as protect national security.

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

The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires an institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The assessment focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans, including community development loans, in its designated assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and areas and small businesses; and (iii) a service test, to evaluate the institution's delivery of banking services throughout its CRA assessment area, including low- and moderate-income areas. The CRA also requires all institutions to make public disclosure of their CRA ratings. As of December 31, 2023, Fulton Bank was rated as "outstanding." Current regulations require that Fulton Bank publicly disclose certain agreements that are in fulfillment of CRA. Fulton Bank is not a party to any such agreements at this time.

On October 24, 2023, the federal banking agencies issued a final rule implementing updates to CRA reform. Among other things, the final rule: (a) adopts four new performance tests to evaluate the CRA performance of large banks (assets of $2 billion or more) - the Retail Lending Test, Retail Services and Products Test, Community Development Financing Test, and Community Development Services Test; (b) retains a strategic plan option, with modifications to reflect the new performance tests and updates to the approval standards; (c) clarifies community development activities by updating the definition of community development, providing a process by which banks may request confirmation that an activity is eligible for community development consideration, and providing for a publicly available interagency illustrative list of qualifying community development activities; (d) updates delineation requirements for facility-based assessment areas and establishes new retail lending assessment areas for certain large banks; (e) updates data collection, maintenance, and reporting requirements for large banks, tailoring those requirements based on large bank asset size and leveraging existing data where possible, while not imposing new data collection and reporting requirements for small and intermediate banks; and (f) continues public file and public notice disclosure requirements and creates a new public comment process to facilitate public engagement. The April 1, 2024, effective date is applicable to certain provisions of the final rule that are similar to the current CRA regulations: facility-based assessment area delineations, effect of CRA on applications, public file, bank public notice, and CRA examination schedule public notice provisions, as well as the new public engagement provision. As of January 1, 2026, banks are required to comply with all other provisions of the final rule, except for certain reporting requirements, which will be applicable on January 1, 2027.

Standards for Safety and Soundness - Pursuant to the requirements of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal bank regulatory agencies adopted guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the regulator must issue an order directing corrective actions and may issue an order directing other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If the institution fails to comply with such an order, the regulator may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

The Dodd-Frank Act requires federal banking agencies and the SEC to establish joint regulations or guidelines for specified entities, including the Corporation and Fulton Bank, that have at least $1 billion in total assets, prohibiting incentive-based compensation arrangements that encourage inappropriate risk-taking by an executive officer, employee, director or principal shareholder that could lead to material financial loss to the entity. In addition, these regulations or guidelines must require enhanced disclosure with respect to incentive-based compensation arrangements. On October 15, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions, which largely track the proposed rules originally announced in 2015. Notwithstanding the issuance of these final rules, the scope and content of the federal banking agencies' policies on executive compensation may continue to evolve in the near future. We have had a clawback policy in place since 2012 and have updated such policy to comply with the new requirements.

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

Certain states have enacted laws establishing consumer privacy protections and data security requirements in their respective states. For example, the CCPA gives California residents rights to receive certain disclosures regarding the collection, use, and sharing of "personal information" as well as rights to access, delete, and restrict the sale of certain personal information. The CCPA, which was amended in November 2020 by a ballot initiative titled the California Privacy Rights Act, went into effect on January 1, 2020, and Fulton Bank is required to comply with the CCPA in serving the small number of its customers that are residents of California. Attempts by state and local governments to regulate consumer privacy have the potential to create a patchwork of differing and/or conflicting state regulations. In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents experienced and describe the material aspects of their nature, scope and timing. The rules, which supersede their previously interpreted guidance published in February 2018, also require annual disclosures describing a company's cybersecurity risk management, strategy and governance. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Acquisitions — The BHCA requires a bank holding company to obtain the prior approval of the Federal Reserve Board before:

•the company acquires direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;
•any of the company's subsidiaries, other than a bank, acquires all or substantially all of the assets of any bank or savings and loan association; or
•the company merges or consolidates with any other bank or financial holding company.

Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other IDIs. In reviewing acquisition and merger applications, bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, the capital position of the combined organization, convenience and needs factors, including the applicant's CRA record, the effectiveness of the subject organizations in combating money laundering activities, and the transaction's effect on the stability of the U.S. banking or financial system.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the U.S. Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the BMA and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized, and the prospects for such action are uncertain at this time. In January 2024, the OCC issued a notice of proposed rulemaking to amend its procedural regulations and adopt a new policy statement relating to its approach to evaluating business combinations under the BMA. The adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

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

On January 29, 2024, the OCC issued a notice of proposed rulemaking and Policy Statement on Bank Mergers, wherein the OCC requested comment on a proposal to update its rules for business combinations involving national banks and federal savings associations. The proposal also includes a policy statement to clarify the OCC's review of applications under the BMA. The proposed rulemaking is part of the OCC's effort to enhance transparency around its process of reviewing transactions under the BMA. It would also serve to provide additional guidance to stakeholders around the OCC's review of applications. The proposed policy statement specifically would discuss: (a) general principles for the OCC's review of applications under the BMA, including indicators for applications likely consistent with approval and applications that raise supervisory or regulatory concerns; (2) the OCC's consideration of the financial stability; managerial and financial resources and future prospects; and convenience and needs statutory factors under the BMA; and (3) the OCC's decision process for extending the public comment period or holding a public meeting.

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

Climate-Related Regulation - In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: (i) ensure that management of climate-related risk exposures has been incorporated into existing governance structures; (ii) evaluate the potential impact of climate-related risks on the bank's financial condition, operations and business objectives as part of its strategic planning process; (iii) account for the effects of climate change in stress testing scenarios and systemic risk assessments; (iv) revise expectations for credit portfolio concentrations based on climate-related factors; (v) consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; (vi) evaluate the impact of climate change on the bank's borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; (vii) incorporate climate-related financial risk into the bank's internal reporting, monitoring and escalation processes; and (viii) prepare for the transition risks associated with the adjustment to a low-carbon economy as well as related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the FSOC published a report identifying climate-related financial risks as an "emerging threat" to financial stability. On October 24, 2023, the OCC issued principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles, would not apply to Fulton Bank based upon its current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The final guidance is substantively similar to the guidance previously proposed by the agencies, with targeted modifications in response to commenter feedback. These modifications include clarification on the applicability to large foreign banking organizations and clarification on the role of boards of directors and management. The final guidance contains high-level principles covering six areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis. Additionally, the final principles describe how climate-related financial risks can be addressed in the management of traditional risk areas. The final principles neither prohibit nor discourage large financial institutions from providing banking services to customers of any specific class or type, as permitted by law or regulation. The decision regarding whether to make a loan or to open, close, or maintain an account rests with the financial institution, so long as the financial institution complies with applicable laws and regulations. The agencies are providing guidance to large financial institutions through these principles on the management of climate-related financial risks just as the agencies provide guidance to financial institutions in identifying and managing other risks. The final principles are intended to promote a consistent understanding of the effective management of climate-related financial risks.

In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, the Governor of Pennsylvania has announced the Pennsylvania Climate Action Plan of 2021 that will, in part, focus on the negative impact businesses have on greenhouse gas emissions. Further, Virginia's omnibus Virginia Clean Economy Act enacted provisions with the goal of the Commonwealth being carbon-free by 2045; after the Governor of Maryland reauthorized the Greenhouse Gas Emissions Reduction Act of 2016, the Maryland Department of Environment released the 2030 Greenhouse Gas Reduction Act Plan; and in 2023, Delaware enacted the Delaware Climate Solutions Act of 2023 that established targets for reduction in greenhouse gas emissions. Once fully implemented, these measures will, at least in part, focus on the greenhouse gases impact that businesses have in the respective states in which they operate.

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

Our financial condition and results of operations are affected by conditions in the economy and the financial markets generally. Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases in the cost, of credit and capital; changes in the rate of inflation or in interest rates; high unemployment; labor shortages; governmental fiscal and monetary policies; the level of, or changes in, prices of raw materials, goods or commodities; supply chain issues; global economic conditions; trade policies and tariffs affecting other countries as well as retaliatory policies and tariffs by such countries; geopolitical events, including the war between Russia and Ukraine and the conflict in the Middle East; natural disasters; public health crises, such as epidemics and pandemics; acts of war or terrorism; or a combination of these or other factors.

Specifically, the business environment impacts the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral, if any, securing those loans, as well as demand for loans and other products and services we offer. There continues to be economic uncertainty, including the possibility of a recession resulting from elevated levels of inflation and a higher-for-longer interest rate environment, which could negatively impact the quality of our loan portfolio. As a result, we may have to increase our provision for credit losses, which would negatively impact our results of operations, and could result in charge-offs of a higher percentage of our loans. Unlike large, national institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business could be adversely affected. In addition, increased market competition in a lower demand environment could adversely affect our profit potential.

INTEREST RATE AND CREDIT RISKS

We are subject to interest rate risk.

We cannot predict or control changes in interest rates. We are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, many of which affect interest rates charged on loans and paid on deposits.

In a series of actions to combat rising inflation that began in March 2022, the Federal Reserve Board raised the Fed Funds Rate to 5.25% to 5.50% as of February 1, 2024. The speed and magnitude of increases in the Fed Funds Rate since March 2022 is unprecedented in modern economic times, and, as a result of persistently high inflation, the timing and magnitude of future Fed Funds Rate decreases are uncertain, and increases in Fed Funds Rates are possible.

Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities that we invest in and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 79% of total revenues in 2023. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in an increase in the interest paid on interest-bearing liabilities that is not accompanied by a corresponding increase in the interest earned on interest-earning assets, or the increase in interest earned on interest-earning assets might be at a slower pace, or in a smaller amount, than the increase in interest paid on interest-bearing liabilities, reducing our net interest income and/or net interest margin. In addition, we are dependent on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our net interest margin and/or create liquidity challenges.

We have policies and procedures designed to manage the risks associated with changes in interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our hedging and other risk mitigation strategies may be ineffective and may adversely impact our business, financial condition and results of operations.

An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also reduce collateral values and necessitate further increases in the ACL.

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

Changes in interest rates also affect the fair value of interest-earning investment securities. Generally, the value of interest-earning investment securities moves inversely with changes in interest rates. Changes in interest rates can affect the fair value of AFS investment securities, with any unrealized gain or loss reflected as a component of AOCI. As a result of rising interest rates in recent years, the fair value of our AFS investment securities declined resulting in unrealized losses of approximately $275 million as of December 31, 2023 and is reflected in AOCI as a reduction to total shareholders' equity. Further increases in interest rates could result in additional unrealized losses on AFS investment securities we hold. Any sale of investment securities with a fair value below amortized cost will result in actual losses, which will adversely affect our results of operations.

We cannot predict the nature or timing of any future changes in fiscal and monetary policies or of changes in interest rates; however, policy or interest rate changes could have a material adverse effect on our business, financial condition and results of operations.

Changes in interest rates can affect demand for our products and services.

Movements in interest rates can cause demand for some of our products and services to be cyclical. For example, demand for residential mortgage loans historically has increased during periods when interest rates were declining and historically has decreased during periods when interest rates were rising. As a result, we may need to periodically increase or decrease the size of certain of our product and service offerings, including our personnel, to match increases and decreases in demand and volume. The need to change the scale of our product and service offerings is challenging, and there is often a lag between changes in the interest rate environment and our ability to react to these changes.

Price fluctuations in securities markets, as well as other market events, such as a disruption in credit and other markets and the abnormal functioning of markets for securities, could have an impact on our results of operations.

The market value of our securities investments, which include mortgage-backed securities, state and municipal securities and corporate debt securities, are particularly sensitive to price fluctuations and market events. Declines in the values of our securities holdings, combined with adverse changes in the expected cash flows from these investments, could result in impairment.

Our investment management and trust services revenue, which is partially based on the value of the underlying investment portfolios, can also be impacted by fluctuations in the securities markets. If the values of those investment portfolios decrease, whether due to factors influencing U.S. or international securities markets, in general, or otherwise, our non-interest income could be negatively impacted. In addition, our ability to sell our securities brokerage services is dependent, in part, upon consumers' level of confidence in securities markets. Securities market volatility or other market disruptions may adversely affect our ability to sell our securities brokerage services, which could negatively affect our fee-based non-interest income, and as a result, our results of operations.

Our loan portfolio composition subjects us to credit risk.

At December 31, 2023, approximately 65% of our loan portfolio consisted of commercial loans, commercial mortgage loans, and residential and commercial construction loans. Commercial loans, commercial mortgage loans and construction loans generally involve a greater degree of credit risk than residential mortgage loans and consumer loans because these loans are likely to be more sensitive to broader economic factors and conditions. Because payments on these loans often depend on the successful operation and management of borrowers' businesses and properties, repayment of such loans may be affected by factors outside of the borrower's control, including adverse conditions in the real estate markets, adverse economic conditions or changes in governmental regulation. In addition, commercial loans typically have relatively large balances and the deterioration of one or a few of these loans could cause a significant increase in the percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

A significant proportion of our loan portfolio consists of commercial mortgage loans that may pose increased credit risk.

At December 31, 2023, commercial mortgage loans represented approximately 38% of our loan portfolio. These loans are secured by both owner-occupied and non-owner-occupied commercial real estate. The market for commercial real estate is cyclical and a significant change in the real estate market that results in deterioration in the value of collateral or rental or occupancy rates could adversely affect borrowers’ ability to repay loans. For example, the increased prevalence of remote and hybrid working arrangements as a result of COVID-19 has impacted the demand for commercial office space putting pressure on office rental and occupancy rates. In addition, recent increases in the level of interest rates may make it more difficult for commercial real estate borrowers to refinance or repay maturing loans and may adversely affect the market value of the underlying real estate. Changes in the real estate market could also affect the value of foreclosed assets. Negative developments in the commercial real estate market could result in an increase in non-performing loans, the need for us to increase the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RISKS

Changes in interest rates or disruption in liquidity markets may adversely affect our sources of funding.

We must maintain sufficient sources of liquidity to meet the demands of our depositors and borrowers, support our operations and meet regulatory requirements. Our liquidity management policies and practices emphasize core deposits and repayments and maturities of loans and investments as our primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the FRB, proceeds from the sales of loans and investment securities and capital raising activities. Secondary sources of liquidity may be more costly to us than funding provided by lower-cost, core deposit account balances having similar maturities. In addition, adverse changes in our financial condition or results of operations, downgrades in our credit ratings, regulatory actions involving us, or changes in regulatory, industry or market conditions could lead to an increase in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

We are dependent on customer deposits as our primary source of funding. A substantial majority of our deposits are in non-maturing accounts that customers can withdraw on demand or upon several days' notice. Factors, including competition with bank and non-bank competitors, changes in interest rates, the availability of alternative investment options, customer confidence in the industry and the liquidity needs of deposit customers, can cause fluctuations in both the level and cost of customer deposits. Further, deposits from state and municipal entities, primarily in non-maturing, interest-bearing accounts, are a significant source of deposit funding for us, representing approximately 11% of total deposits at December 31, 2023. State and municipal customers frequently maintain large deposit account balances substantially in excess of the FDIC insurance limit, and these depositors may be more sensitive than other depositors to changes in interest rates. Changes in any of these factors could increase our funding costs, reduce our net interest margin and/or create liquidity challenges.

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of us, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. As we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. At December 31, 2023, approximately 33% of our deposits were uninsured and we are dependent on these deposits for liquidity.

If we are not able to continue to depend primarily on customer deposits to meet our liquidity and funding needs, access secondary, non-deposit funding sources on favorable terms or otherwise fail to manage our liquidity effectively, our ability to continue to grow may be constrained, and our liquidity, operating margins, business, financial condition and results of operations may be materially adversely affected.

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

The Corporation and Fulton Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying the minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as making payments on certain capital instruments, paying executive bonuses or dividends, and repurchasing or redeeming capital securities.

RISKS RELATED TO RISK MANAGEMENT

We are exposed to many types of operational and other risks, and our framework for managing risks may not be effective in mitigating risk.

We are exposed to many types of operational risks, including the risk of human error or fraud by employees and other third parties, intentional and inadvertent misrepresentation by loan applicants, borrowers or guarantors, unsatisfactory performance by employees and vendors, clerical and record-keeping errors, operational errors, computer and telecommunications systems malfunctions or failures and reliance on data that may be faulty or incomplete. In an environment characterized by continual, rapid technological change, when we introduce new products and services, or make changes to our information technology systems and processes as we do from time to time, our operational risks are increased. Any of these operational risks could result in the diminished ability to operate one or more of our businesses, financial loss, potential liability to customers, inability to secure insurance, reputational damage and/or regulatory intervention, any or all of which could materially adversely affect us.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our large transaction volume and necessary dependence upon automated systems to record and process these transactions results in the risk that technical flaws, tampering, or manipulation of those automated systems, arising from events wholly or partially beyond our control, and may give rise to disruption of service to customers and to financial loss or liability. We are also exposed to the risk that our business continuity and data security systems prove to be inadequate.

Furthermore, our risk management framework is subject to inherent limitations, and risks may exist, or develop in the future, that we have not identified or anticipated. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide reasonable, but not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition or results of operations. See "Item 9A. Controls and Procedures."

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

Critical infrastructure sectors, including the financial services sector, increasingly have been the targets of cyberattacks. Cyberattacks involving large financial institutions, including denial of service attacks, nation-state cyberattacks, ransomware attacks designed to deny access to key internal resources or systems, and targeted social engineering and email and text message attacks designed to allow unauthorized persons to obtain access to an institution's information systems and data or that of its customers, are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems (and third-party vendors providing those systems) used by large numbers of banking organizations in order to conduct malicious cyber activities.

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

There can be no assurance that the measures we employ to detect and combat direct or indirect cyber threats will be effective. In addition, because the methods of cyberattacks change frequently or, in some cases, are not recognized until launched, we may be unable to implement effective preventive control measures to proactively address these methods. There can be no assurance that any future third-party vendor data breach would not be material, and if we or a third-party vendor were to experience a cyberattack or information security breach, we could suffer damage to our reputation, productivity losses, response costs associated with investigation and resumption of services, and incur substantial additional expenses, including remediation expenses costs associated with client notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated with civil litigation, any of which could have a materially adverse effect on our business, financial condition, results of operations and reputation. Although we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, our insurance coverage may be inapplicable or otherwise insufficient to cover any or all losses.

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

We originate residential mortgage loans and other loans, such as loans guaranteed, in part, by the SBA, all or portions of which are later sold in the secondary market to government sponsored enterprises or agencies, such as the Federal National Mortgage Association (Fannie Mae) and other non-government sponsored investors. In connection with such sales, we make certain representations and warranties with respect to matters such as the underwriting, origination, documentation or other characteristics of the loans sold. We may be required to repurchase a loan, or to reimburse the purchaser of a loan for any related losses, if it is determined that the loan sold was in violation of representations or warranties made at the time of the sale, and, in some cases, if there is evidence of borrower fraud, in the event of early payment default by the borrower on the loan, or for other reasons. We maintain reserves for potential losses on certain loans sold, however, it is possible that losses incurred in connection with loan repurchases and reimbursement payments may be in excess of any applicable reserves, and we may be required to increase reserves and may sustain additional losses associated with such loan repurchases and reimbursement payments in the future, all of which could have a material adverse effect on our business, financial condition and results of operations.

The sale of residential mortgage loans and other loans in the secondary market serves as a source of non-interest income and liquidity for us and can reduce our exposure to interest rate risk. Efforts to reform government sponsored enterprises and agencies, changes in the types of, or standards for, loans purchased by government sponsored enterprises or agencies and other investors, or our failure to maintain our status as an eligible seller of such loans may limit our ability to sell these loans. Our inability to continue to sell these loans could reduce our non-interest income, limit our ability to originate and fund these loans in the future, and make managing interest rate risk more challenging, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our operational risks include risks associated with third-party vendors and other financial institutions.

We rely upon certain third-party vendors to provide products and services necessary to maintain our day-to-day operations, including, notably, responsibility for the core processing system that services Fulton Bank. Accordingly, our operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements. The failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements could be disruptive to our operations and could have a material adverse effect on our business, financial condition or results of operations and/or damage our reputation. Further, third-party vendor risk management continues to be a point of regulatory emphasis. A failure to follow applicable regulatory guidance in this area could expose us to regulatory sanctions.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, execution of transactions or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This risk is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis, and, therefore, could have a material adverse effect on our business, financial condition or results of operations.

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

We operate in areas where our business and the activities of our customers could be impacted by the effects of climate change, including increased frequency or severity of storms, hurricanes, floods, droughts, and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change consumer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for our products and services. At this time, we have not experienced material losses from climate change; however, we are aware that its impact may increase in the future. Climate change, its effects and the resulting, unknown impacts could have a material adverse effect on our business, financial condition and results of operations.

We are also susceptible to policy and regulatory changes with respect to banks' climate risk management practices. For instance, the leadership of the federal banking agencies, including the OCC, have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks' risk management practices. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee to assist with these initiatives and support the agency's efforts to enhance its supervision of climate change risk management. If new regulations or supervisory guidance applicable to us came into effect, our compliance costs and other compliance-related risks would be expected to increase and affect our financial position and results of operations.

RISKS FROM ACCOUNTING AND OTHER ESTIMATES

Our consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

We have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from these estimates. Material estimates subject to change in the near term include, among other items: the allowance for credit losses; the carrying value of goodwill or other intangible assets; the fair value estimates of certain assets and liabilities; and the realization of deferred tax assets and liabilities. These estimates may be adjusted as more current information becomes available and any adjustment may be significant.

There are risks resulting from the extensive use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values. We use models in such processes as determining the pricing of various products, measuring interest rate and other market risks, predicting or estimating losses and assessing capital adequacy, as well as to estimate the value of financial instruments and balance sheet items. Our reliance on models continues to increase as rules, guidance, and expectations change. The most recent example of this is the additional models used in the determination of our ACL under CECL. Poorly designed or implemented models present the risk that our business decisions based on information incorporating model output could be adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes, and, as a result, new experiences or events which are not part of historical experience can significantly increase model imprecision and impact model reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables (unemployment rates, real GDP, etc.) upon which we rely. Some of the decisions that our regulators make, including those related to capital actions, could be affected due to the perception that the quality of the models used to generate the relevant information is insufficient, which could have a negative impact on our ability to take certain actions, including making dividend payments or engaging in share repurchases.

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

The U.S. Congress, state legislatures and federal and state regulatory agencies periodically review banking and other laws, regulations and policies for possible changes. Changes in applicable federal or state laws, regulations or governmental policies may affect us and our business. The effects of such changes are difficult to predict and may produce unintended consequences, like limiting the types of financial services and products we may offer, altering demand for existing products and services, increasing the ability of non-banks to offer competing financial services and products, increasing compliance burdens, or otherwise adversely affecting our business, financial condition or results of operations.

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

We are subject to various federal and state privacy, information security, and data protection laws, such as the GLBA, that among other things require privacy disclosures and maintenance of a robust security program that are increasingly subject to change which could have a significant impact on our current and planned privacy, data protection, and information security-related practices; our collection, use, sharing, retention, and safeguarding of consumer or employee information; disclosures and notifications during a cyber or information security incident; and some of our current or planned business activities. Our regulators also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident.

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

The success of any future acquisitions we may consummate will depend on, among other things, our ability to realize the expected revenue increases, cost savings, strategic gains, increases in geographic or product presence, and/or other anticipated benefits. If we are not able to successfully achieve these objectives, the anticipated benefits of the subject acquisition may not be realized fully or at all or may take longer to realize than expected and the subject acquisition could have a material adverse effect on our business, financial condition and results of operations.

On July 9, 2021, President Biden issued an executive order on promoting competition in the U.S. economy. Among other initiatives, the executive order encouraged the federal banking agencies to review their current merger oversight practices under the BHCA and the Bank Merger Act and adopt a plan for revitalization of such practices. In January 2024, the OCC issued a notice of proposed rulemaking related to the framework for evaluating mergers involving national banks like Fulton Bank. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers, including the OCC's recent rule proposal, can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

Acquisitions may dilute shareholder value.

Future mergers or acquisitions, if any, may involve cash, debt or equity securities as transaction consideration. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock's tangible book value and net income per common share may occur in connection with any future transaction. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate any future acquisitions, or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. Furthermore, failure to realize the expected revenue increases, cost savings, strategic gains, increases in geographic or product presence, and/or other anticipated benefits from pending or future acquisitions could have a material adverse effect on our business, financial condition and results of operations.

If the goodwill that we have recorded or will record in the future in connection with our acquisitions becomes impaired, it could have a negative impact on our results of operations.

We have supplemented our internal growth with strategic acquisitions of banks, branches and other financial services companies. In the future, we may seek to supplement organic growth through additional acquisitions. If the purchase price of an acquired company exceeds the fair value of the company's net assets, the excess is carried on the acquirer's balance sheet as goodwill. As of December 31, 2023, we had $553 million of goodwill recorded on our balance sheet. We are required to evaluate goodwill for impairment at least annually. Write-downs of the amount of any impairment, if necessary, are to be charged to earnings in the period in which the impairment occurs. There can be no assurance that future evaluations of goodwill will not result in impairment charges.

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

Our employees are our most important resource. Competition for qualified personnel is intense in many areas of the financial services industry. We endeavor to attract talented and diverse new employees and retain and motivate our existing employees to assist in executing our growth, acquisition and business strategies. We also seek to retain proven, experienced senior employees augmented from time to time by external hires, to provide continuity of succession of our executive management team. Losses of or changes in our current executive officers or other key personnel, or the inability to recruit and retain qualified personnel in the future, could materially and adversely affect our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

The financial services industry has become even more competitive as a result of legislative, regulatory, and technological changes and continued banking consolidation, which may increase in connection with current economic, market, and political conditions. We face substantial competition in all phases of our operations from a variety of competitors, including national banks, regional banks, community banks and Fintechs. Many of our competitors offer the same banking services that we offer and our success depends on our ability to adapt our products and services to evolving industry standards and customer preferences. In addition to product and service offerings, we compete based on a number of other factors, including financial and other terms, underwriting standards, technological capabilities, brand, and reputation. Increased competition in our market may result in reduced new loan production and/or decreased deposit balances or less favorable terms on loans and leases and/or deposit accounts. We also face competition from many other types of financial institutions, including without limitation, non-bank specialty lenders, insurance companies, private investment funds, investment banks and other financial intermediaries, and some of these competitors may not be subject to the same regulatory requirements that we are. Many of our competitors have significantly greater resources, established customer bases, more locations, and longer operating histories. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits, and our financial condition and results of operations may be adversely affected as a result. Ultimately, we may not be able to compete successfully against current and future competitors.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry experiences continuous technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. The costs of implementing new technology, including personnel, can be high, in both absolute and relative terms, and we may not achieve intended benefits of new technology initiatives. Moreover, the implementation of new technology can expose us to new or increased operational risks. For example, our implementation of certain new technologies, such as those related to artificial intelligence, machine learning and automated decision making, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. Many of our competitors have substantially greater resources to invest in technological improvements or are technology focused start-ups with internally developed cloud-native systems that offer improved user interfaces and experiences. In addition, new payment, credit and investment and wealth management services developed and offered by non-bank or non-traditional competitors pose an increasing threat to the products and services traditionally provided by financial institutions like us. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, or effectively deploy new technologies to improve efficiency. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Interruption or failure of these systems creates a risk of business loss as a result of adverse customer experiences and possible diminishing of our reputation, damage claims or civil fines. Failure to successfully keep pace with technological change affecting the financial services industry or to successfully implement core processing strategies could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

We have pursued a strategy of capital management under which we have sought to deploy capital through stock repurchases and dividends on our common stock, in a manner that is beneficial to our shareholders. Our shareholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. We are not required to pay dividends on, or effect repurchases of, our common stock and may reduce or eliminate our common stock dividend and/or share repurchases in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Pennsylvania law, by the Federal Reserve, and by certain covenants contained in our subordinated debentures. Notification to the Federal Reserve is also required prior to our declaring and paying a cash dividend to our shareholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the Federal Reserve objects or until such time as we receive approval from the Federal Reserve or we no longer need to provide notice under applicable regulations. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, now or in the future, from paying dividends to, or repurchasing shares of our common stock from, our shareholders. We cannot provide assurance that we will continue paying dividends on, or repurchase shares of, our common stock at current levels or at all. A reduction or discontinuance of dividends on our common stock or our share repurchases could have a material adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

The Corporation's cybersecurity risk management program is integrated into our enterprise risk management program and is designed to expeditiously identify, analyze and protect against security threats to its computer systems, software, networks, storage devices and other technology assets. Our management team, with input from our Board of Directors, proactively manages the Corporation's cybersecurity risks to avoid or minimize the impacts of attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt service, sabotage systems or cause other damage. Specifically, the Corporation has appointed a CISO to maintain a comprehensive information security program. Our strategy includes a continuous improvement mindset along with a defense in depth approach to cybersecurity. We utilize industry standards that include the NIST Cybersecurity Framework and the Financial Services Sector Cybersecurity Profile. Our layered security architecture consists of innovative technology to detect, prevent, and mitigate cybersecurity threats. Ongoing proactive analysis of cyber threat intelligence ensures that we are taking the appropriate counter measures to defend against the latest threats. We use monitoring and preventive controls to detect and respond swiftly to data breaches and cyber threats involving our systems. We regularly evaluate our systems and controls and implement upgrades as necessary. We also attempt to reduce our exposure to our vendors' data privacy and cyber incidents by performing initial vendor due diligence that is updated periodically for critical vendors, negotiating service level standards with vendors, negotiating for indemnification from vendors for confidentiality and data breaches, and limiting third-party access to the least privileged level necessary to perform outsourced functions. The additional cost to us of data and cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and forensic testing firms, insurance premium costs, legal fees and the cost of personnel who focus a substantial portion of their responsibilities on data security and cybersecurity.

The Corporation uses an integrated cybersecurity incident response plan ICIRP designed to enable management to respond timely to cybersecurity incidents, coordinate such responses within the Corporation and with our Board of Directors, notify law enforcement and other government agencies, and notify customers and employees. The ICIRP provides a documented framework for identifying and responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the CIRST. The CIRST facilitates coordination across key stakeholders of the Corporation. The Corporation's CISO and key members of management are members of the ICIRP. The Corporation provides the CISO and the information security team the latest tools and techniques to protect the confidentiality, integrity and availability of the Corporation's data for the benefit of our customers, employees and shareholders. We periodically engage third-party consultants to assess the effectiveness of our strategy, tools and techniques, and overall information security program. Independent oversight and assurance activities specifically include internal audits, vulnerability assessments and penetration testing. The Corporation's cybersecurity professionals are well-trained on how to protect customer and employee information through ongoing education and awareness initiatives.

The Corporation maintains a third-party risk management program designed to identify, analyze and monitor risks, including cybersecurity risks, associated with vendors and outside service providers. Our vendor risk management team collaborates closely with the information security team to ensure third parties meet certain information security control requirements. Our information security team proactively monitors our internal systems and email gateways for phishing email attacks. Remote connections are also assessed and monitored given a portion of our workforce works remotely.

Our Board of Directors provides direction and oversight over the Corporation's enterprise-wide risk management program, including risks related to cybersecurity. The Risk Committee is responsible for overseeing the Corporation's information security program and execution. The Risk Committee promotes collaboration and cooperation between various elements within the Corporation relative to information security.

Cybersecurity incidents are managed through the ICIRP, which provides direction to management allowing for the timely transfer of information throughout the organization. Our policy requires material incidents to be reported within four business days after an incident is determined to be material with the materiality determination to be completed without unreasonable delay. Management's Disclosure Committee has developed a plan to facilitate making timely determinations as to whether and when incidents should be disclosed. If a material incident occurs, the Corporation will describe in detail the material aspects and nature, scope and timing of the incident, along with the impact to its financial condition and results of operations.

To our knowledge, previous cybersecurity incidents have not materially affected the Corporation, its business strategy, financial condition or results of operation. With regard to the possible impact of future cybersecurity threats or incidents, see "Item 1A. Risk Factors."

Item 2. Properties

The Corporation's financial center properties as of December 31, 2023 totaled 208 financial centers. Of those financial centers, 88 were owned and 120 were leased. Remote service facilities (mainly stand-alone ATMs) are excluded from these totals. The Corporation's headquarters is located in Lancaster, Pennsylvania. The Corporation owns two dedicated operations centers, located in East Petersburg, Pennsylvania and Mantua, New Jersey.

Item 3. Legal Proceedings

The information presented in the "Legal Proceedings" section of "Note 20 - Commitments and Contingencies" in the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

As of December 31, 2023, the Corporation had 163.8 million shares of $2.50 par value common stock outstanding held by approximately 42,078 holders of record. The closing price per share of the Corporation's common stock on February 16, 2024 was $15.70. The common stock of the Corporation is traded on the Nasdaq Global Select Market under the symbol "FULT".

Restrictions on the Payments of Dividends

The Corporation is a separate and distinct legal entity from its banking and nonbanking subsidiaries and depends on the payment of dividends from its subsidiaries, principally Fulton Bank, for substantially all of its revenues. As a result, the Corporation's ability to make dividend payments on its common stock depends primarily on compliance with applicable federal regulatory requirements and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of its banking subsidiary to pay dividends or make other payments to the Corporation. In addition, dividends on the Corporation's common stock may not be declared, paid or set aside for payment unless the full dividends for the immediately preceding dividend payment period for the Corporation's Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A have been declared and paid or declared and a sum sufficient for the payment thereof has been set aside. For additional information regarding the regulatory restrictions applicable to the Corporation and its subsidiaries, see "Supervision and Regulation," in "Item 1. Business;" "Item 1A. Risk Factors" - We are a bank holding company and rely on dividends and other payments from our subsidiaries for substantially all of our revenue and our ability to make dividend payments, distributions and other payments;" and "Note 12 - Regulatory Matters," in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding under the Corporation's Employee Equity Plan and the number of securities remaining available for future issuance under the Employee Equity Plan, the Directors' Plan and the ESPP as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (3)
Equity compensation plans approved by security holders	2,702,606	$12.61	5,766,366
Equity compensation plans not approved by security holders	—	—	—
Total	2,702,606	$12.61	5,766,366
(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,291,601 PSUs, which is the target number of PSUs that are payable under the Employee Equity Plan, though no shares will be issued until achievement of applicable performance goals, 40,135 stock option units, 1,074,639 time-vested RSUs granted under the Employee Equity Plan and 296,231 time-vested RSUs granted under the Directors' Plan.
(2) The weighted-average exercise price of outstanding options, warrants and rights does not take into account outstanding PSUs and RSUs granted under the Employee Equity and the Directors' Plan.
(3) Consists of 4,369,008 shares that may be awarded under the Employee Equity Plan, 398,341 shares that may be awarded under the Directors' Plan and 999,017 shares that may be purchased under the ESPP. Excludes accrued purchase rights under the ESPP as of December 31, 2023 as the number of shares to be purchased is indeterminable until the shares are issued.

Performance Graph

The following graph shows cumulative total shareholder return (i.e., price change, plus reinvestment of dividends) on the common stock of the Corporation during the five-year period ended December 31, 2023, compared with (1) the Nasdaq Bank Index and (2) the S&P 500. The graph is not indicative of future price performance.

The graph below is furnished under this Part II, Item 5 of this Annual Report on Form 10-K and shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

240
220
200
180
160
140
120
100
80
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Fulton Financial Corporation
S&P 500
Nasdaq Bank Index

	Year Ending December 31
Index	2018	2019	2020	2021	2022	2023
Fulton Financial Corporation	$100.00	$117.16	$88.95	$123.51	$126.38	$128.62
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Nasdaq Bank Index	$100.00	$119.62	$105.49	$150.07	$122.01	$113.84

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2023 to October 31, 2023	—	$—	—	$29,060,105
November 1, 2023 to November 30, 2023	441,638	13.85	441,638	22,943,716
December 1, 2023 to December 31, 2023	—	—	—	—
Total	441,638	$13.85	441,638
(1) Includes 1% excise tax on net repurchases of the Corporation's common stock.
(2) On December 20, 2022, the Corporation announced the 2023 Repurchase Program which authorized the Corporation to repurchase up to $100.0 million of its common stock through December 31, 2023. The 2023 Repurchase Program expired on December 31, 2023.

On December 19, 2023, the Corporation announced that its Board of Directors approved the 2024 Repurchase Program. The 2024 Repurchase Program will expire on December 31, 2024. Under the 2024 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock outstanding shares through December 31, 2024. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase shares of the Corporation's preferred stock and outstanding subordinated notes.

As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time under the 2024 Repurchase Program in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The 2024 Repurchase Program may be discontinued at any time.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion relates to the Corporation, a financial holding company registered under the BHCA and corporation incorporated under the laws of the Commonwealth of Pennsylvania, and its wholly-owned subsidiaries. Management's Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this Annual Report on Form 10-K.

OVERVIEW

The Corporation is a financial holding company, which, through its wholly-owned banking subsidiary, provides a full range of retail and commercial financial services in Pennsylvania, Delaware, Maryland, New Jersey and Virginia.

The Corporation generates the majority of its revenue through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the NIM, which is FTE net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses on loans and OBS credit risks, non-interest expenses and income taxes.

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	2023	2022	2021
	(dollars in thousands, except per share)
Net income	$284,280	$286,981	$275,497
Net income available to common shareholders	$274,032	$276,733	$265,220
Net income available to common shareholders per share (diluted)	$1.64	$1.67	$1.62
Operating net income available to common shareholders per share(1)	$1.71	$1.76	$1.62
Return on average assets	1.04%	1.10%	1.05%
Operating return on average assets(1)	1.08%	1.16%	1.05%
Return on average common shareholders' equity	11.24%	11.69%	10.64%
Return on average common shareholders' equity (tangible)(1)	15.21%	16.08%	13.58%
Net interest margin(2)	3.42%	3.27%	2.78%
Efficiency ratio(1)	60.5%	60.5%	63.1%
Non-performing assets to total assets	0.56%	0.66%	0.60%
Net charge-offs (recoveries) to average loans	0.14%	0.04%	0.07%
(1)Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2)Presented on a FTE basis using a 21% federal tax rate and statutory interest expense disallowances.

Fed Funds Rate

Since March 15, 2022, the FOMC increased the target rate for the Fed Funds Rate eleven times to address elevated levels of inflation, placing the target range at 5.25% - 5.50% as of February 29, 2024.

LIBOR Transition

U.S. dollar LIBOR ceased as of June 30, 2023. The Corporation has transitioned all of its products away from LIBOR. For most financial products, the most common alternative reference rates have been SOFR-based benchmarks. This is true for both new originations and legacy LIBOR contracts that were subject to amendment or a transition by their terms.

Financial Highlights

Following is a summary of the financial highlights for the year ended December 31, 2023:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $274.0 million for the year ended December 31, 2023, a $2.7 million decrease compared to $276.7 million for the same period in 2022.

•Net Interest Income - Net interest income was $854.3 million for the year ended December 31, 2023, an increase of $72.7 million, or 9.3%, compared to the same period in 2022. The increase was driven by higher interest rates and higher average loan balances.

◦Net Interest Margin - For the year ended December 31, 2023, NIM increased to 3.42%, or 15 bps compared to the same period in 2022, driven by a 157 bps increase in the yield on net loans, a 16 bps increase in the yield on investment securities and a 298 bps increase in the yield on other interest-earning assets, partially offset by a 139 bps increase in the cost of total interest-bearing liabilities and noninterest-bearing deposits.

◦Net Loans - Average net loans increased $1.8 billion, or 9.3%, for the year ended December 31, 2023 compared to the same period in 2022. The increase in average net loans was largely driven by increases in average residential mortgage loans, average commercial and industrial loans, average commercial mortgage loans, average consumer loans, and average real estate construction loans of $818.2 million, $366.6 million, $352.3 million, $178.8 million, and $68.8 million, respectively.

◦Deposits - Average deposits decreased $297.7 million, or 1.4%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease in average deposits was largely due to a decrease in average noninterest-bearing demand deposits of $1.6 billion, partially offset by increases in average brokered deposits, average time deposits and average savings and money market deposits of $585.4 million, $552.4 million and $157.9 million, respectively.

◦Borrowings and Other Interest-Bearing Liabilities - Average borrowings and other interest-bearing liabilities increased $1.4 billion for the year ended December 31, 2023 compared to the same period in 2022. The increase in borrowings and other interest-bearing liabilities was primarily due to increases in average FHLB advances and Federal funds purchased of $727.9 million and $475.3 million, respectively.

•Asset Quality - Non-performing assets decreased $23.5 million, or 13.2%, as of December 31, 2023 compared to December 31, 2022, and were 0.56% and 0.66% of total assets as of those dates, respectively. Net charge-offs to average loans outstanding was 0.14% for the year ended December 31, 2023, compared to net charge-offs to average loans outstanding of 0.04% for the same period in 2022. Net charge-offs of $29.1 million for the year ended December 31, 2023 included a charge-off of $13.3 million during the first quarter of 2023 for a commercial office loan. The provision for credit losses was $54.0 million for the year ended December 31, 2023, compared to $28.0 million for the same period of 2022. Included in the December 31, 2022 provision for credit losses was the CECL Day 1 Provision of $8.0 million for the acquired Prudential Bancorp loan portfolio.

•Non-Interest Income - Non-interest income, excluding investment securities losses, for the year ended December 31, 2023 increased $1.3 million, or 0.6%, compared to the same period in 2022. The increase in non-interest income, excluding investment securities losses, was primarily due to an increase in commercial banking revenues of $5.4 million, driven by an increase in commercial customer interest rate swap fee income reflected in capital markets and an increase in wealth management of $2.7 million, partially offset by decreases in mortgage banking income of $3.8 million and in consumer banking fees of $2.3 million, largely due to a decline in overdraft fees.

•Non-Interest Expense - Non-interest expense for the year ended December 31, 2023 increased $45.5 million, or 7.2%, compared to the same period in 2022. Excluding merger-related expenses of $10.3 million for the year ended December 31, 2022, non-interest expense increased $55.8 million, or 9.0%, for the year ended December 31, 2023 compared to the same period in 2022. The increase in non-interest expense, excluding merger-related expenses, was largely driven by increases of $20.5 million in salaries and employee benefits expense, $13.0 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023 and the special assessment of $6.5 million charged to recover the loss to the DIF in connection with the closures of certain banks in 2023, $10.6 million in other outside services expense, $6.2 million in data processing and software expense and $2.1 million in marketing expense. The $20.5 million increase in salaries and employee benefits expense was primarily driven by annual merit increases, an increase in the number of employees, higher healthcare claims expenses and higher pension expense.
•Income Taxes - The Corporation's ETR was 18.5% for the year ended 2023, compared to 17.3% for the same period in 2022. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various programs.

Supplemental Reporting of Non-GAAP Based Financial Measures

This Annual Report on Form 10-K contains supplemental financial information, as detailed below, that has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety.

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	2023	2022	2021
	(dollars in thousands, except per share data)
Operating net income available to common shareholders
Net income available to common shareholders	$274,032	$276,733	$265,220
Plus: Core deposit intangible amortization	2,308	1,029	—
Plus: Merger-related expenses	—	10,328	—
Plus: CECL Day 1 Provision expense	—	7,954	—
Plus: Interest rate derivative transition valuation(1)	1,855	—	—
Plus: FDIC special assessment	6,494	—	—
Plus: FultonFirst initiative expenses	3,197	—	—
Less: Tax impact of adjustments	(2,909)	(4,055)	—
Operating net income available to common shareholders (numerator)	$284,977	$291,989	$265,220

Weighted average shares (diluted) (denominator)	166,769	165,472	163,307

Operating net income available to common shareholders, per share (diluted)	$1.71	$1.76	$1.62

	2023	2022	2021
	(dollars in thousands)
Operating return on average assets
Net income	$284,280	$286,981	$275,497
Plus: Core deposit intangible amortization	2,308	1,029	—
Plus: Merger-related expenses	—	10,328	—
Plus: CECL Day 1 Provision expense	—	7,954	—
Plus: Interest rate derivative transition valuation(1)	1,855	—	—
Plus: FDIC special assessment	6,494	—	—
Plus: FultonFirst initiative expenses	3,197	—	—
Less: Tax impact of adjustments	(2,909)	(4,055)	—
Operating net income (numerator)	$295,225	$302,237	$275,497

Total average assets	$27,229,704	$25,971,484	$26,170,333
Less: Average net core deposit intangible	(5,996)	(3,915)	—
Total average operating assets (denominator)	$27,223,708	$25,967,569	$26,170,333

Operating return on average assets	1.08%	1.16%	1.05%

Return on average common shareholders' equity (tangible)
Net income available to common shareholders	$274,032	$276,733	$265,220
Plus: Intangible amortization	2,944	1,731	589
Plus: Merger-related expenses	—	10,328	—
Plus: CECL Day 1 Provision expense	—	7,954	—
Plus: Interest rate derivative transition valuation(1)	1,855	—	—
Plus: FDIC special assessment	6,494	—	—
Plus: FultonFirst initiative expenses	3,197	—	—
Less: Tax impact of adjustments	(3,043)	(4,203)	(127)
Adjusted net income available to common shareholders (numerator)	$285,479	$292,543	$265,682

Average shareholders' equity	$2,631,249	$2,560,323	$2,685,946
Less: Average goodwill and intangible assets	(561,858)	(548,102)	(536,621)
Less: Average preferred stock	(192,878)	(192,878)	(192,878)
Average tangible common shareholders' equity (denominator)	$1,876,513	$1,819,343	$1,956,447
Return on average common shareholders' equity (tangible)	15.21%	16.08%	13.58%

	2023	2022	2021
	(dollars in thousands)
Efficiency ratio
Non-interest expense	$679,207	$633,728	$617,830
Less: Amortization of tax credit investments	—	(2,783)	(6,187)
Less: Intangible amortization	(2,944)	(1,731)	(589)
Less: Merger-related expenses	—	(10,328)	—
Less: Debt extinguishment gain (cost)	720	—	(33,249)
Less: FDIC special assessment	(6,494)	—	—
Less: FultonFirst initiative expenses	(3,197)	—	—
Non-interest expense (numerator)	$667,292	$618,886	$577,805

Net interest income	$854,286	$781,634	$663,730
Tax equivalent adjustment	17,811	14,995	12,296
Plus: Total non-interest income	227,678	227,130	273,745
Plus: Interest rate derivative transition valuation(1)	1,855	—	—
Less: Investment securities losses (gains), net	733	27	(33,516)
Total revenue (denominator)	$1,102,363	$1,023,786	$916,255
Efficiency ratio	60.5%	60.5%	63.1%
(1) Resulting from the reference rate transition from LIBOR to SOFR in the Corporation's commercial customer interest rate swap program.

CRITICAL ACCOUNTING POLICIES

The following is a summary of those accounting policies that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain. See additional information regarding these critical accounting policies in "Note 1 - Summary of Significant Accounting Policies," in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Allowance for Credit Losses - The ACL is based on estimated losses over the remaining expected life of loans. Management's determination of the appropriateness of the reserve is based on periodic evaluations of the loan portfolio, lending-related commitments, current and forecasted economic factors and other relevant factors.

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include all accruing loans and non-accrual loans where the total commitment amount is less than $1 million. In determining the ACL, the Corporation uses three inputs to model the estimate. These inputs are the PD rate which estimates the likelihood that a borrower will be unable to meet its debt obligations, the LGD rate which estimates the percentage of an asset that is lost if a borrower defaults, and the EAD balance which estimates the gross exposure under a facility upon default. The PD models were developed based on historical default data. Both internal and external variables are evaluated in the process. The main internal variables are risk rating or delinquency history and indicators of default. The external variables are economic variables obtained from third-party forecasts.

The PD models are transition matrix models that utilize historical credit observations and incorporate economic forecasts to project future default rates using a linear regression methodology for each loan segment. The LGD model uses a vintage loss approach that estimates LGD rates based on the bank’s historical loss experience for each loan segment. The EAD incorporates a prepayment rate and applies the PD rates to estimate the projected exposure at default across the life of each loan. The ACL is calculated by applying the LGD to the EAD at each period across the life of each loan.

The ACL incorporates the Corporation’s historical credit observations, current conditions, and reasonable and supportable forecasts that are based on the projected performance of specific economic variables that are statistically correlated with historical PD rates. The reasonable and supportable forecast extends to 24 months and reverts back to an average PD rate using a straight-line reversion methodology over a 12 month period.

The ACL is highly sensitive to the economic forecasts used to develop the reserve. As such, the calculation of the ACL is inherently subjective and requires management to exercise judgment.

The ACL may include qualitative adjustments intended to capture the impact of uncertainties not reflected in the quantitative models. In determining qualitative adjustments, management considers changes in national, regional, and local economic and business conditions and their impact on the lending environment, including underwriting standards and other factors affecting credit losses over the remaining life of each loan.

The ACL for loans was $293.4 million and $269.4 million on December 31, 2023 and December 31, 2022, respectively. The increase of $24.0 million was primarily a result of increased loan growth, changes to the macroeconomic outlook and risk migration.

The Corporation performs loan loss sensitivity analysis on a quarterly basis to determine the impact of varying economic conditions based on third-party forecasts. Our sensitivity analysis does not represent management's view of expected credit losses at the balance sheet date. One scenario identified includes a slowdown in near-term economic growth. This scenario resulted in a hypothetical increase to the ACL of approximately $21.6 million.

For further discussion of the methodology used in the determination of the ACL, refer to Note 1, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

Income Taxes - Income tax expense is based upon income before taxes, adjusted for the effect of certain tax-exempt income, non-deductible expenses and credits. In addition, certain items of income and expense are reported in different periods for financial reporting and tax return purposes. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit. DTAs or deferred tax liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the applicable enacted marginal tax rate.

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

Income tax expense was $64.4 million and $60.0 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Recently Issued Accounting Standards

For a description of accounting standards recently issued, but not yet adopted by the Corporation, see "Recently Issued Accounting Standards," in "Note 1 - Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the most significant component of the Corporation's net income. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item "7A. Quantitative and Qualitative Disclosures About Market Risk." The following table provides a comparative average balance sheet and net interest income analysis for 2023 compared to 2022 and 2021. Interest income and yields are presented on an FTE basis using a 21% federal tax rate as well as statutory interest expense disallowances. The discussion following this table is based on these tax-equivalent amounts.

	2023			2022			2021
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Net loans(2)	$20,929,302	$1,166,376	5.57%	$19,152,740	$765,603	4.00%	$18,627,787	$644,387	3.46%
Investment securities(3)	4,210,010	109,325	2.59	4,364,627	106,115	2.43	3,673,250	86,325	2.35
Other interest-earning assets	387,360	15,346	3.96	829,705	8,115	0.98	2,054,165	4,996	0.24
Total interest-earning assets	25,526,672	1,291,047	5.06	24,347,072	879,833	3.61	24,355,202	735,708	3.02
Noninterest-earning assets:
Cash and due from banks	215,649			156,050			165,942
Premises and equipment	219,315			220,982			228,708
Other assets	1,553,284			1,505,277			1,686,053
Less: ACL - loans (4)	(285,216)			(257,897)			(265,572)
Total Assets	$27,229,704			$25,971,484			$26,170,333
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,582,930	$62,494	1.12%	$5,593,942	$8,219	0.15%	$5,979,479	$3,662	0.06%
Savings and money market deposits	6,616,087	122,340	1.85	6,458,165	16,642	0.26	6,306,967	4,936	0.08
Brokered deposits	847,795	43,635	5.15	262,359	4,097	1.56	286,901	1,096	0.38
Time deposits	2,170,245	63,735	2.94	1,617,804	14,871	0.92	1,939,446	20,311	1.05
Total interest-bearing deposits	15,217,057	292,204	1.92	13,932,270	43,829	0.31	14,512,793	30,005	0.21
Borrowings and other interest-bearing liabilities	2,771,330	126,746	4.54	1,358,357	39,375	2.89	1,297,963	29,677	2.29
Total interest-bearing liabilities	17,988,387	418,950	2.32	15,290,627	83,204	0.54	15,810,756	59,682	0.38
Noninterest-bearing liabilities:
Demand deposits	5,939,799			7,522,304			7,211,153
Other liabilities	670,269			598,230			462,478
Total Liabilities	24,598,455			23,411,161			23,484,387
Total deposits	21,156,856		1.38%	21,454,574		0.20%	21,723,946		0.14%
Total interest-bearing liabilities and noninterest-bearing deposits	23,928,186		1.75%	22,812,931		0.36%	23,021,909		0.26%
Shareholders' equity	2,631,249			2,560,323			2,685,946
Total Liabilities and Shareholders' Equity	$27,229,704			$25,971,484			$26,170,333
Net interest income/net interest margin (FTE)		872,097	3.42%		796,629	3.27%		676,026	2.78%
Tax equivalent adjustment		(17,811)			(14,995)			(12,296)
Net interest income		$854,286			$781,634			$663,730
(1) Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2) Average balances include non-performing loans.
(3) Average balances include amortized historical cost for AFS securities; the related unrealized holding gains (losses) are included in other assets.
(4) ACL - loans relates to the ACL for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

Comparison of 2023 to 2022

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2023 vs. 2022 Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
Interest income on:
Net loans(1)	$76,608	$324,165	$400,773
Investment securities	(3,763)	6,973	3,210
Other interest-earning assets	(6,298)	13,529	7,231
Total interest income	$66,547	$344,667	$411,214
Interest expense on:
Demand deposits	$(17)	$54,292	$54,275
Savings and money market deposits	421	105,277	105,698
Brokered deposits	19,464	20,074	39,538
Time deposits	6,577	42,287	48,864
Borrowings and other interest-bearing liabilities	56,410	30,961	87,371
Total interest expense	$82,855	$252,891	$335,746
(1) Average balance includes non-performing loans.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Compared to 2022, FTE total interest income for 2023 increased $411.2 million due to increases of $344.7 million attributable to changes in yield and $66.5 million attributable to changes in volume. The increase due to changes in yield was largely due to an increase in net loans. The increase due to changes in volume was due to an increase in average net loans, partially offset by decreases in average other interest-earning assets and investment securities.

The yield on average interest-earning assets increased 145 bps in 2023 compared to 2022.

In 2023, interest expense increased $335.7 million compared to 2022, primarily driven by an increase in rate on interest-bearing liabilities resulting in a $252.9 million increase in interest expense. The increase in interest expense attributable to rate was driven by the increases in savings and money market deposits, interest-bearing demand deposits, time deposits, borrowings and other interest-bearing liabilities and brokered deposits. The increase in interest expense attributable to volume was $82.9 million primarily driven by increases in borrowings and other interest-bearing liabilities and brokered deposits.

The rate on average interest-bearing liabilities increased 178 bps in 2023 compared to 2022.

Average loans and average FTE yields, by type, are summarized in the following table:

	2023		2022		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$7,876,076	5.97%	$7,523,806	4.00%	$352,270	4.7%
Commercial and industrial	4,596,742	6.27	4,230,133	4.13	366,609	8.7
Real estate - residential mortgage	5,079,739	3.76	4,261,527	3.38	818,212	19.2
Real estate - home equity	1,060,396	6.95	1,101,142	4.60	(40,746)	(3.7)
Real estate - construction	1,247,336	6.81	1,178,550	4.14	68,786	5.8
Consumer	748,089	5.94	569,305	5.11	178,784	31.4
Leases and other loans(1)	320,924	4.37	288,277	6.04	32,647	11.3
Total loans	$20,929,302	5.57%	$19,152,740	4.00%	$1,776,562	9.3%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During 2023, average loans increased $1.8 billion, or 9.3%, compared to 2022. The increase was largely driven by increases in average residential mortgage loans, average commercial and industrial loans, average commercial mortgage loans, average consumer loans and average construction loans of $818.2 million, $366.6 million, $352.3 million, $178.8 million and $68.8 million, respectively. The yield on total loans increased 157 bps to 5.57% in 2023 compared to 4.00% in 2022.

Average deposits and interest rates, by type, are summarized in the following table:

	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,939,799	—%	$7,522,304	—%	$(1,582,505)	(21.0)%
Interest-bearing demand	5,582,930	1.12	5,593,942	0.15	(11,012)	(0.2)
Savings and money market deposits	6,616,087	1.85	6,458,165	0.26	157,922	2.4
Total demand deposits and savings and money market deposits	18,138,816	1.02	19,574,411	0.13	(1,435,595)	(7.3)
Brokered deposits	847,795	5.15	262,359	1.56	585,436	N/M
Time deposits	2,170,245	2.94	1,617,804	0.92	552,441	34.1
Total deposits	$21,156,856	1.38%	$21,454,574	0.20%	$(297,718)	(1.4)%

The cost of total deposits increased 118 bps to 1.38% in 2023 compared to 0.20% in 2022, primarily due to rising interest rates and a change in mix of deposits. Average deposits decreased $297.7 million driven by a $1.6 billion decrease in average noninterest-bearing demand deposits, partially offset by increases in average brokered deposits, average time deposits and average savings and money market deposits of $585.4 million, $552.4 million and $157.9 million, respectively.

Average borrowings and interest rates, by type, are summarized in the following table:

	2023		2022		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$566,379	5.30%	$91,125	3.21%	$475,254	N/M
Federal Home Loan Bank advances	922,164	5.05	194,295	3.77	727,869	N/M
Senior debt and subordinated debt	539,726	3.96	564,337	3.94	(24,611)	(4.4)
Other borrowings and other interest-bearing liabilities(1)	743,061	3.77	508,600	1.34	234,461	46.1
Total borrowings and other interest-bearing liabilities	$2,771,330	4.54%	$1,358,357	2.89%	$1,412,973	104.0%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and interest-bearing collateral.

Average borrowings and other interest-bearing liabilities increased $1.4 billion during 2023 compared to 2022, primarily as a result of an increase in average net loans and a decrease in average total deposits. Average FHLB advances, average Federal funds purchased and average other borrowings and other interest-bearing liabilities increased $727.9 million, $475.3 million and $234.5 million, respectively. See "Note 10 - Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$29,205	$28,276	$929	3.3%
Cash management	23,340	23,729	(389)	(1.6)
Capital markets	15,654	12,256	3,398	27.7
Other commercial banking	12,961	11,518	1,443	12.5
Total commercial banking	81,160	75,779	5,381	7.1
Wealth management	75,541	72,843	2,698	3.7
Consumer banking:
Card	26,343	24,472	1,871	7.6
Overdraft	11,416	15,480	(4,064)	(26.3)
Other consumer banking	9,438	9,544	(106)	(1.1)
Total consumer banking	47,197	49,496	(2,299)	(4.6)
Mortgage banking	10,388	14,204	(3,816)	(26.9)
Other	14,125	14,835	(710)	(4.8)
Non-interest income before investment securities gains (losses)	228,411	227,157	1,254	0.6
Investment securities gains (losses), net	(733)	(27)	(706)	N/M
Total Non-Interest Income	$227,678	$227,130	$548	0.2%

Non-interest income before investment securities gains (losses) increased $1.3 million, or 0.6%, during 2023 compared to 2022. The increase in non-interest income was primarily due to increases in commercial banking revenues of $5.4 million, largely driven by an increase in commercial customer interest rate swap fee income reflected in capital markets, an increase in wealth management of $2.7 million, due to an increase in assets under management, and an increase in the cash surrender value of bank owned life insurance agreements of $1.7 million, reflected in other non-interest income, partially offset by decreases in mortgage banking income of $3.8 million, mainly due to lower sales volumes and lower gains on sales margins, consumer banking income of $2.3 million, driven largely by decreases in overdraft fees, and an $1.8 million reduction in other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Salaries and employee benefits	$377,417	$356,884	$20,533	5.8%
Data processing and software	66,471	60,255	6,216	10.3
Net occupancy	58,019	56,195	1,824	3.2
Other outside services	47,724	37,152	10,572	28.5
FDIC insurance	25,565	12,547	13,018	103.8
Equipment	14,390	14,033	357	2.5
Marketing	9,004	6,885	2,119	30.8
Professional fees	8,392	9,123	(731)	(8.0)
Intangible amortization	2,944	1,731	1,213	70.1
Merger-related expenses	—	10,328	(10,328)	N/M
Other	69,281	68,595	686	1.0
Total Non-Interest Expense	$679,207	$633,728	$45,479	7.2%

Non-interest expense in 2023 increased $45.5 million, or 7.2%, compared to 2022. Excluding merger-related expenses of $10.3 million in 2022, non-interest expense increased $55.8 million, or 9.0%, in 2023 compared to 2022. The increase in non-interest expense, excluding merger-related expenses, was primarily due to increases of $20.5 million in salaries and employee benefits expense, $13.0 million in FDIC insurance expense, primarily due to the adoption of a final rule to increase base deposit insurance assessment rates effective January 1, 2023, and the special assessment of $6.5 million charged to recover the loss to the DIF in connection with the closures of certain banks in 2023, $10.6 million in other outside services expense largely due to a number of corporate initiatives, $6.2 million in data processing and software expense due to ongoing investment in technology and customer growth and $2.1 million in marketing expense primarily due to a targeted customer deposit acquisition program and brand marketing campaigns. The $20.5 million increase in salaries and employee benefits expense was largely due to annual merit increases, an increase in the number of employees, higher healthcare claims expense and higher pension expense.

Income Taxes

Income tax expense for 2023 was $64.4 million, a $4.4 million increase compared to 2022. The ETR was 18.5% in 2023 compared to 17.3% in 2022. The increase in income tax expense in 2023 resulted primarily from the higher ETR. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and TCIs that generate tax credits under various federal programs.

Comparison of 2022 to 2021

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volumes) and changes in yields and rates:

	2022 vs. 2021
	Increase (decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
Interest income on:
Net loans(1)	$18,540	$102,676	$121,216
Investment securities	16,759	3,031	19,790
Other interest-earning assets	(4,364)	7,483	3,119
Total interest income	$30,935	$113,190	$144,125
Interest expense on:
Demand deposits	$(256)	$4,813	$4,557
Savings and money market deposits	123	11,583	11,706
Brokered deposits	(101)	3,102	3,001
Time deposits	(3,115)	(2,325)	(5,440)
Borrowings	1,463	8,235	9,698
Total interest expense	$(1,886)	$25,408	$23,522
(1) Average balance includes non-performing loans.

Note:	Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of the direct changes that are attributable to each component.

Compared to 2021, FTE total interest income for 2022 increased $144.1 million, or 19.6%, primarily due to an increase of $113.2 million attributable to changes in yield, of which $102.7 million related to net loans. The yield on average interest-earning assets increased 59 bps in 2022 compared to 2021.

In 2022, interest expense increased $23.5 million compared to 2021, primarily driven by increases in rate on interest-bearing liabilities resulting in a $25.4 million increase in interest expense. The increase in interest expense attributable to rate was primarily driven by the increases in savings and money market deposits, borrowings, interest-bearing demand deposits and brokered deposits.

Average loans and average FTE yields, by type, are summarized in the following table:

	2022		2021		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$7,523,806	4.00%	$7,149,712	3.14%	$374,094	5.2%
Commercial and industrial	4,230,133	4.13	5,052,856	2.73	(822,723)	(16.3)
Real estate - residential mortgage	4,261,527	3.38	3,501,072	3.40	760,455	21.7
Real estate - home equity	1,101,142	4.60	1,141,042	3.85	(39,900)	(3.5)
Real estate - construction	1,178,550	4.14	1,078,350	3.08	100,200	9.3
Consumer	569,305	5.11	456,427	3.99	112,878	24.7
Equipment finance leasing	249,595	3.99	252,104	3.89	(2,509)	(1.0)
Other (1)	38,682	—	(3,776)	—	42,458	N/M
Total loans	$19,152,740	4.00%	$18,627,787	3.46%	$524,953	2.8%
(1) Consists of overdrafts and net origination fees and costs.

Average loans increased $525.0 million, or 2.8%, compared to 2021. The increase was largely driven by increases in average residential mortgage loans, average commercial mortgage loans, average consumer loans and average construction loans of $760.5 million, $374.1 million, $112.9 million and $100.2 million, respectively, partially offset by decreases in average commercial and industrial loans of $822.7 million primarily due to the repayment of Paycheck Protection Program loans upon forgiveness by the SBA.

Average investment securities increased $691.4 million, or 18.8%, in comparison to 2021, which contributed a $16.8 million increase in FTE interest income. The yield on investment securities increased 8 bps in comparison to 2021, resulting in a $3.0 million increase in FTE interest income.

Yield on other interest-earning assets increased 74 bps in comparison to 2021, contributing $7.5 million to FTE interest income, partially offset by a decrease in the average balance of other interest-earning assets of $1.2 billion, contributing a $4.4 million decrease to FTE interest income.

Average deposits and interest rates, by type, are summarized in the following table:

	2022		2021		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$7,522,304	—%	$7,211,153	—%	$311,151	4.3%
Interest-bearing demand	5,593,942	0.15	5,979,479	0.06	(385,537)	(6.4)
Savings and money market deposits	6,458,165	0.26	6,306,967	0.08	151,198	2.4
Total demand and savings and money market deposits	19,574,411	0.13	19,497,599	0.04	76,812	0.4
Brokered deposits	262,359	1.56	286,901	0.38	(24,542)	(8.6)
Time deposits	1,617,804	0.92	1,939,446	1.05	(321,642)	(16.6)
Total deposits	$21,454,574	0.20%	$21,723,946	0.14%	$(269,372)	(1.2)%

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

Average borrowings and interest rates, by type, are summarized in the following table:

	2022		2021		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Borrowings:
Federal funds purchased	$91,125	3.21%	$—	—%	$91,125	N/M
Federal Home Loan Bank advances	194,295	3.77	126,677	1.80	67,618	53.4
Senior debt and subordinated debt	564,337	3.94	657,386	4.07	(93,049)	(14.2)
Other borrowings and other interest-bearing liabilities(1)	508,600	1.34	513,900	0.12	(5,300)	(1.0)
Total borrowings and other interest-bearing liabilities	$1,358,357	2.89%	$1,297,963	2.29%	$60,394	4.7%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Total average borrowings and other interest-bearing liabilities increased $60.4 million, or 4.7%, and the rate on total average borrowings and other interest-bearing liabilities increased 60 bps, to 2.89%, compared to 2021. Borrowings increased primarily as a result of the decrease in deposits. Short-term Federal funds purchased and FHLB advances increased $91.1 million and $67.6 million, respectively. Senior debt and subordinated debt decreased $93.0 million primarily due to the $65.0 million repayment of senior notes on March 16, 2022 and the redemption of $17.0 million of TruPS in September 2022. See "Note 10 - Borrowings" of the Notes to Consolidated Financial Statements for additional details.

Non-Interest Income

The following table presents the components of non-interest income:

			Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Commercial banking:
Merchant and card	$28,276	$26,121	$2,155	8.3%
Cash management	23,729	20,865	2,864	13.7
Capital markets	12,256	9,381	2,875	30.6
Other commercial banking	11,518	12,322	(804)	(6.5)
Total commercial banking	75,779	68,689	7,090	10.3
Wealth management	72,843	71,798	1,045	1.5
Consumer banking:
Card	24,472	23,505	967	4.1
Overdraft	15,480	12,844	2,636	20.5
Other consumer banking	9,544	9,195	349	3.8
Total consumer banking	49,496	45,544	3,952	8.7
Mortgage banking	14,204	33,576	(19,372)	(57.7)
Other	14,835	20,622	(5,787)	(28.1)
Non-interest income before investment securities gains (losses)	227,157	240,229	(13,072)	(5.4)
Investment securities gains (losses), net	(27)	33,516	(33,543)	(100.1)
Total Non-Interest Income	$227,130	$273,745	$(46,615)	(17.0)%
Non-interest income before investment securities gains (losses) decreased $13.1 million, or 5.4%, in 2022, as compared to 2021. The primary contributors to this net decrease were as follows:

•Mortgage banking income decreased $19.4 million, or 57.7%, compared to 2021, mainly due to reduced gains on sales of mortgage loans.

•Other non-interest income decreased $5.8 million, or 28.1%, compared to 2021, primarily due to a decline in income from equity method investments.

•Total commercial banking income increased $7.1 million, or 10.3%, compared to 2021, driven mainly by increases in commercial customer interest rate swap fees reflected in capital markets, cash management fees and merchant and card revenues.

•Total consumer banking income increased $4.0 million, or 8.7%, compared to 2021, driven primarily by increases in overdraft fees and card income.

•Investment securities gains decreased $33.5 million, primarily due to the gain on sale of Visa Shares, as part of the balance sheet restructuring undertaken in 2021.

Non-Interest Expense

The following table presents the components of non-interest expense:

			Increase (Decrease)
	2022	2021	$	%
	(dollars in thousands)
Salaries and employee benefits	$356,884	$329,138	$27,746	8.4%
Data processing and software	60,255	56,440	3,815	6.8
Net occupancy	56,195	53,799	2,396	4.5
Other outside services	37,152	34,194	2,958	8.7
Equipment	14,033	13,807	226	1.6
FDIC insurance	12,547	10,665	1,882	17.6
Professional fees	9,123	9,647	(524)	(5.4)
Marketing	6,885	5,275	1,610	30.5
Intangible amortization	1,731	589	1,142	N/M
Debt extinguishment	—	33,249	(33,249)	N/M
Merger-related expenses	10,328	—	10,328	N/M
Other	68,595	71,027	(2,432)	(3.4)
Total non-interest expense	$633,728	$617,830	$15,898	2.6%

Non-interest expense increased $15.9 million, or 2.6% compared to 2021. Non-interest expense, excluding merger-related expenses of $10.3 million, was $623.4 million, an increase of $5.6 million, or 0.9% compared to non-interest expense of $617.8 million in 2021. Excluding merger-related expenses, the increase in non-interest expense compared to 2021 was primarily due to increases in salaries and employee benefits of $27.7 million, attributable to higher employee base salaries of $20.2 million and deferred loan origination expense of $14.3 million, partially offset by lower commissions expense of $8.8 million. Increases in data processing and software expenses, other outside services and net occupancy expense in 2022 of $3.8 million, $3.0 million and $2.4 million, respectively, also contributed to the increase in non-interest expense compared to 2021. These increases were partially offset by a decrease of $33.2 million in debt extinguishment expense in 2021.

Income Taxes

Income tax expense for 2022 was $60.0 million, a $1.3 million increase compared to 2021. The Corporation's ETR was 17.3% for the year ended 2022, compared to 17.6% for the same period in 2021. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various programs.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets.

	December 31,		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Assets
Cash and cash equivalents	$549,710	$681,921	$(132,211)	(19.4)%
FRB and FHLB Stock	124,405	130,186	(5,781)	(4.4)
Loans held for sale	15,158	7,264	7,894	108.7
Investment securities	3,666,274	3,968,023	(301,749)	(7.6)
Net loans, less ACL - loans	21,057,690	20,010,181	1,047,509	5.2
Net premises and equipment	222,881	225,141	(2,260)	(1.0)
Goodwill and intangibles	560,687	560,824	(137)	—
Other assets	1,375,110	1,348,162	26,948	2.0
Total Assets	$27,571,915	$26,931,702	$640,213	2.4%
Liabilities and Shareholders' Equity
Deposits	$21,537,623	$20,649,538	$888,085	4.3%
Borrowings	2,487,526	2,871,207	(383,681)	(13.4)
Other liabilities	786,627	831,200	(44,573)	(5.4)
Total Liabilities	24,811,776	24,351,945	459,831	1.9
Total Shareholders' Equity	2,760,139	2,579,757	180,382	7.0
Total Liabilities and Shareholders' Equity	$27,571,915	$26,931,702	$640,213	2.4%

Investment Securities

The table below presents the carrying amount of investment securities:

	December 31,		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Available for Sale
U.S. Government securities	$42,161	$218,485	$(176,324)	(80.7)%
U.S. Government-sponsored agency securities	1,010	1,008	2	0.2
State and municipal securities	1,072,013	1,105,712	(33,699)	(3.0)
Corporate debt securities	440,551	422,309	18,242	4.3
Collateralized mortgage obligations	111,434	134,033	(22,599)	(16.9)
Residential mortgage-backed securities	196,795	212,698	(15,903)	(7.5)
Commercial mortgage-backed securities	534,388	552,522	(18,134)	(3.3)
Total available for sale securities	$2,398,352	$2,646,767	$(248,415)	(9.4)%
Held to Maturity
Residential mortgage-backed securities	$407,075	$457,325	$(50,250)	(11.0)%
Commercial mortgage-backed securities	860,847	863,931	(3,084)	(0.4)
Total held to maturity securities	$1,267,922	$1,321,256	$(53,334)	(4.0)%

Total investment securities	$3,666,274	$3,968,023	$(301,749)	(7.6)%

Compared to December 31, 2022, total AFS securities at December 31, 2023 decreased $248.4 million, or 9.4%, primarily due to decreases in U.S. Government securities, state and municipal securities, collateralized mortgage obligations, commercial mortgage-backed securities and residential mortgage-backed securities of $176.3 million $33.7 million, $22.6 million, $18.1 million and $15.9 million, respectively.

At December 31, 2023, total HTM securities decreased $53.3 million, or 4.0%, primarily driven by a decrease in residential mortgage-backed securities of $50.3 million due to payments.

Loans

The following table presents ending loans outstanding, by type:

	December 31,		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Real estate - commercial mortgage	$8,127,728	$7,693,835	$433,893	5.6%
Commercial and industrial(1)	4,545,552	4,473,004	72,548	1.6
Real estate - residential mortgage	5,325,923	4,737,279	588,644	12.4
Real estate - home equity	1,047,184	1,102,838	(55,654)	(5.0)
Real estate - construction	1,239,075	1,269,925	(30,850)	(2.4)
Consumer	729,318	699,179	30,139	4.3
Leases and other loans(2)	336,314	303,487	32,827	10.8
Net loans	$21,351,094	$20,279,547	$1,071,547	5.3%
(1) Includes unearned income of $41.0 thousand and $4.5 million as of December 31, 2023 and 2022, respectively.
(2) Includes unearned income of $38.0 million and $24.8 million as of December 31, 2023 and 2022, respectively.

During 2023, net loans increased $1.1 billion, or 5.3%, compared to December 31, 2022, primarily due to increases in residential mortgage loans, commercial mortgage loans and commercial and industrial loans of $588.6 million, $433.9 million and $72.5 million, respectively, partially offset by decreases in home equity loans and construction loans of $55.7 million and $30.9 million, respectively.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of December 31, 2023, approximately $9.4 billion, or 43.9%, of the loan portfolio was comprised of commercial mortgage loans and construction loans. The Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	December 31,
	2023	2022
Real estate(1)	46.6%	43.9%
Health care	6.6	6.5
Manufacturing	6.1	6.8
Agriculture	5.6	5.4
Other services	4.5	4.7
Construction(2)	4.1	4.7
Hospitality and food services	3.6	3.6
Retail	3.3	3.1
Wholesale trade	3.2	3.1
Educational services	2.9	2.8
Professional, scientific and technical services	2.2	1.8
Arts, entertainment and recreation	1.9	2.0
Transportation and warehousing	1.7	1.3
Finance and Insurance	1.3	0.9
Administrative and Support	1.1	1.1
Public administration	1.0	1.2
Other	4.3	7.1
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate. Real estate commercial office represents 3% of total loans.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The following table presents the changes in non-accrual loans for the years ended December 31:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Equipment Lease Financing	Total
	(dollars in thousands)
Balance at December 31, 2021	$30,141	$52,815	$901	$35,269	$8,900	$15,640	$143,666
Additions	27,627	66,212	1,104	6,151	6,363	1,188	108,645
Payments	(27,260)	(27,394)	(637)	(5,440)	(2,941)	(1,390)	(65,062)
Charge-offs	(2,390)	(12,473)	—	(66)	(4,412)	(2,131)	(21,472)
Transfers to OREO	(22)	(3,461)	—	—	(297)	—	(3,780)
Transfers to accrual status	(980)	(5,538)	—	(9,620)	(1,416)	—	(17,554)
Balance at December 31, 2022	27,116	70,161	1,368	26,294	6,197	13,307	144,443
Additions	46,358	31,004	438	792	8,416	1,520	88,528
Payments	(24,276)	(38,296)	(465)	(1,881)	(2,245)	(554)	(67,717)
Charge-offs	(9,246)	(17,999)	—	(62)	(7,514)	(4,380)	(39,201)
Transfers to OREO	—	—	—	(1,793)	—	—	(1,793)
Transfers to accrual status	—	(65)	—	(2,526)	(49)	—	(2,640)
Balance at December 31, 2023	$39,952	$44,805	$1,341	$20,824	$4,805	$9,893	$121,620

During 2023, non-accrual loans decreased $22.8 million, or 15.8%, largely due to payments and charge-offs, partially offset by additions to non-accrual loans. During 2023, non-accrual loans as a percentage of net loans decreased to 0.57%, compared to 0.71% as of December 31, 2022.

The following table presents non-performing assets:

	December 31,
	2023	2022	2021
	(dollars in thousands)
Non-accrual loans(1)(2)	$121,620	$144,443	$143,666
Loans 90 days or more past due and still accruing(2)	31,721	27,463	8,453
Total non-performing loans and leases	153,341	171,906	152,119
OREO(3)	896	5,790	1,817
Total non-performing assets	$154,237	$177,696	$153,936
Non-accrual loans to total loans	0.57%	0.71%	0.78%
Non-performing loans to total loans	0.72%	0.85%	0.83%
Non-performing assets to total assets	0.56%	0.66%	0.60%
ACL to non-performing loans	191%	157%	164%
(1) The amount of interest income on non-accrual loans that was recognized in 2023, 2022 and 2021was approximately $1.5 million, $2.2 million and $1.3 million, respectively.
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
(3) Excludes $10.9 million, $6.0 million and $6.4 million of residential mortgage properties for which formal foreclosure proceedings were in process as of
December 31, 2023, 2022 and 2021, respectively.

The following table presents non-performing loans:

	December 31,
	2023	2022	2021
	(dollars in thousands)
Real estate - commercial mortgage	$46,527	$72,634	$54,044
Commercial and industrial	41,020	28,288	30,629
Real estate - residential mortgage	42,029	46,509	39,399
Real estate - home equity	10,079	8,809	10,924
Real estate - construction	2,876	1,368	901
Consumer	799	991	582
Leases and other loans	10,011	13,307	15,640
Total non-performing loans	$153,341	$171,906	$152,119
Non-performing loans to total loans	0.72%	0.85%	0.83%

The following table presents the amortized cost basis of loans modified to borrowers experiencing financial difficulty:

December 31,
2023
(dollars in thousands)
Real estate - commercial mortgage	$2,944
Commercial and industrial	11,970
Real estate - residential mortgage	9,092
Total	$24,006

There were no loans modified due to borrowers experiencing financial difficulty that defaulted during 2023.

The following table summarizes OREO, by property type:

	December 31,
	2023	2022	2021
	(dollars in thousands)
Commercial properties	$165	$3,881	$943
Residential properties	229	482	669
Undeveloped land	502	1,427	205
Total OREO	$896	$5,790	$1,817

The Corporation's ability to identify potential problem loans in a timely manner is important to maintaining an adequate ACL. For commercial and industrial loans, commercial mortgage loans and construction loans to commercial borrowers, an internal risk rating process is used to monitor credit quality. The evaluation of credit risk for residential mortgages, home equity loans, construction loans to individuals, consumer loans and leases and other loans is based on payment history through the monitoring of delinquency levels and trends.

Total internally risk-rated loans were $13.7 billion and $13.2 billion as of December 31, 2023 and 2022, respectively, of which $0.9 million and $0.8 million were criticized and classified loans, respectively. The following table presents criticized and classified loans, or those with internal risk ratings of special mention(1) or substandard or lower(2) for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	December 31,				December 31,				December 31,
	2023	2022	$	%	2023	2022	$	%	2023	2022
	(dollars in thousands)
Real estate - commercial mortgage	$302,553	$306,381	$(3,828)	(1.2)%	$224,774	$184,014	$40,760	22.2%	$527,327	$490,395
Commercial and industrial	135,837	133,943	1,894	1.4	196,500	95,546	100,954	105.7	332,337	229,489
Real estate - construction(3)	38,520	21,603	16,917	78.3	26,771	10,601	16,170	152.5	65,291	32,204
Total	$476,910	$461,927	$14,983	3.2%	$448,045	$290,161	$157,884	54.4%	$924,955	$752,088
% of total risk-rated loans	3.5%	3.5%			3.3%	2.2%			6.8%	5.7%
(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes construction - other.

Total loans risk-rated special mention increased by $15.0 million, or 3.2%, compared to December 31, 2022. Total loans risk- rated substandard or lower increased by $157.9 million, or 54.4%, compared to December 31, 2022, primarily due to borrower performance in both commercial and industrial loans and commercial real estate loans. Total criticized and classified loans increased $172.9 million, or 23.0%, compared to December 31, 2022.

The following table presents, by class segment, a summary of delinquency status and rates, as a percentage of total loans that do not have internal risk ratings:

	Delinquent(1)				Non-performing(2)				Total
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
	2023		2022		2023		2022		2023		2022
	$	%	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Consumer and real estate - home equity	$20,345	1.15%	$16,141	0.90%	$10,878	0.61%	$9,800	0.54%	$31,223	1.76%	$25,941	1.44%
Real estate - residential mortgage	59,983	1.13	65,270	1.38	42,029	0.79	46,509	0.98	102,012	1.92	111,779	2.36
Real estate - construction	4,636	0.37	3,520	0.28	1,535	0.12	—	—	6,171	0.50	3,520	0.28
Leases and other loans	868	0.26	470	0.16	10,011	2.98	13,307	4.45	10,879	3.23	13,777	4.61
Total	$85,832	0.99%	$85,401	1.05%	$64,453	0.74%	$69,616	0.86%	$150,285	1.74%	$155,017	1.92%
(1) Includes accruing loans 30 days to 89 days past due.
(2) Includes accruing loans 90 days or more past due and non-accrual loans and leases.

Loans and Allowance for Credit Losses

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	December 31,	December 31,	December 31,
	2023	2022	2021
	(dollars in thousands)
Net loans	$21,351,094	$20,279,547	$18,325,350
Average balance of net loans	$20,929,302	$19,152,740	$18,627,787
Balance of ACL at beginning of period	$269,366	$249,001	$277,567
CECL Day 1 provision expense	—	7,954	—
Initial purchased credit deteriorated loans	—	1,135	—
Loans charged off:
Commercial and industrial	(9,246)	(2,390)	(15,337)
Real estate - commercial mortgage	(17,999)	(12,473)	(8,726)
Consumer and real estate - home equity	(7,514)	(4,412)	(3,309)
Real estate - residential mortgage	(62)	(66)	(1,290)
Real estate - construction	—	—	(39)
Leases and other loans	(4,380)	(2,131)	(2,251)
Total loans charged off	(39,201)	(21,472)	(30,952)
Recoveries of loans previously charged off:
Commercial and industrial	3,473	5,893	9,587
Real estate - commercial mortgage	1,076	3,860	2,474
Consumer and real estate - home equity	3,198	2,581	2,345
Real estate - residential mortgage	421	425	375
Real estate - construction	858	574	1,412
Leases and other loans	1,103	759	953
Total recoveries	10,129	14,092	17,146
Net loans charged off (recoveries)	(29,072)	(7,380)	(13,806)
Provision for credit losses(1)	53,110	18,656	(14,760)
Balance of ACL at end of period	$293,404	$269,366	$249,001
Provision for OBS credit exposures	$926	$1,411	$160
Reserve for OBS credit exposures(2)	$17,254	$16,328	$14,533

Selected Asset Quality Ratios %:
Net charge-offs to average loans	0.14%	0.04%	0.07%
ACL - loans to total net loans	1.37	1.33	1.36
Non-performing assets(3) to total assets	0.56	0.66	0.60
Non-accrual loans to total net loans	0.57	0.71	0.78
ACL - loans to non-performing loans	191	157	164
ACL - loans to non-accrual loans	241	186	173
(1) Provision for credit losses includes only the portion related to net loans.
(2) Reserve for OBS credit exposures is recorded within other liabilities on the consolidated balance sheets.
(3) Includes accruing loans past due 90 days or more.

The provision for credit losses, specific to loans, for 2023 was $53.1 million, compared to a provision for credit losses, specific to loans, of $26.6 million, which included an $8.0 million CECL Day 1 Provision recorded in 2022. The increase in the provision for credit losses for net loans was primarily driven by loan growth, changes to the macroeconomic outlook, higher net loan charge-offs and migration of internally risk-rated loans into special mention and substandard or lower categories.

The following table summarizes the allocation of the ACL - loans:

	December 31, 2023			December 31, 2022			December 31, 2021
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$112,565	38.4%	38.1%	$69,456	25.8%	37.9%	$87,970	35.3%	39.7%
Commercial and industrial	74,266	25.3	21.3	70,116	26.0	22.1	67,056	26.9	23.0
Real estate - residential mortgage	73,286	25.0	24.9	83,250	30.9	23.4	54,236	21.8	21.0
Consumer, home equity and leases and other loans	20,992	7.1	9.9	35,801	13.3	10.3	26,798	10.8	10.1
Real estate - construction	12,295	4.2	5.8	10,743	4.0	6.3	12,941	5.2	6.2
Total	$293,404	100.0%	100%	$269,366	100.0%	100%	$249,001	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a % of total ACL - loans.
(2) Ending loan portfolio segment balances as a % of total net loans for the periods presented.

Management believes that the $293.4 million ACL - loans as of December 31, 2023 is sufficient to cover expected credit losses in the loan portfolio.

Deposits and Borrowings

The following table presents ending deposits, by type:

	December 31,		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,314,094	$7,006,388	$(1,692,294)	(24.2)%
Interest-bearing demand	5,722,695	5,410,903	311,792	5.8
Savings and money market deposits	6,616,901	6,434,621	182,280	2.8
Total demand and savings	17,653,690	18,851,912	(1,198,222)	(6.4)
Brokered deposits	1,144,692	208,416	936,276	N/M
Time deposits	2,739,241	1,589,210	1,150,031	72.4
Total deposits	$21,537,623	$20,649,538	$888,085	4.3%

During 2023, total deposits increased by $888.1 million, or 4.3%, compared to December 31, 2022. The increase in total deposits was primarily due to increases in time deposits, brokered deposits, interest-bearing demand deposits and savings and money market deposits of $1.2 billion, $936.3 million, $311.8 million and $182.3 million, respectively, partially offset by a decrease in noninterest-bearing demand deposits $1.7 billion. The shift from noninterest-bearing demand deposits to interest-bearing deposits was mainly due to rising interest rates.

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $7.2 billion and $7.8 billion at December 31, 2023 and December 31, 2022, respectively.

The following table presents ending borrowings, by type:

	December 31,		Increase (Decrease)
	2023	2022	$	%
	(dollars in thousands)
Federal funds purchased	$240,000	$191,000	$49,000	25.7
Federal Home Loan Bank advances	1,100,000	1,250,000	(150,000)	(12.0)
Senior debt and subordinated debt	535,384	539,634	(4,250)	(0.8)
Other borrowings(1)	612,142	890,573	(278,431)	(31.3)
Total borrowings	$2,487,526	$2,871,207	$(383,681)	(13.4)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During 2023, total borrowings decreased $383.7 million, or 13.4%, compared to December 31, 2022. The decrease in total borrowings was due to decreases in other borrowings of $278.4 million, FHLB advances of $150.0 million and senior and subordinated debt of $4.3 million, partially offset by an increase in Federal funds purchased of $49.0 million.

Other Liabilities

During 2023, other liabilities decreased $69.5 million, or 8.5%, compared to December 31, 2022, primarily due to a decrease in derivative related liabilities.

Shareholders' Equity

During 2023, total shareholders' equity increased $180.4 million, or 7.0%, to $2.8 billion, or 10.0% of total assets, as of December 31, 2023. The increase was due primarily to an increase of $168.5 million in retained earnings and a reduction of $73.2 million in accumulated other comprehensive loss, partially offset by a $75.3 million increase in treasury stock largely due to common stock repurchases. See "Note 15 - Shareholders' Equity" in the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for details of accumulated comprehensive loss.

Regulatory Capital

The Corporation and its wholly-owned subsidiary bank, Fulton Bank, are subject to the Capital Rules administered by banking regulators. Failure to meet minimum capital requirements can trigger certain actions by regulators that could have a material effect on the Corporation's financial statements.

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

As of December 31, 2023, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of December 31, 2023, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since December 31, 2023 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	December 31, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	14.0%	13.6%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.2%	10.9%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.3%	10.0%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.5%	9.5%	4.0%	4.0%

Contractual Obligations and Off-Balance Sheet Arrangements

The Corporation has various financial obligations that require future cash payments. These obligations include payments for liabilities recorded on the Corporation's consolidated balance sheets as well as contractual obligations for purchased services.

Contractual purchase obligations to third parties that were fixed and determinable of approximately $125 million and $93 million at December 31, 2023 and 2022, respectively, include information technology, telecommunication and data processing outsourcing contracts. The increase is primarily due to the renewals of large multi-year contracts.

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

The following table presents the Corporation's commitments to extend credit and letters of credit as of December 31, 2023 (dollars in thousands):

Commercial and industrial	$4,929,981
Real estate - commercial mortgage and real estate - construction	1,867,830
Real estate - home equity	1,992,700
Total commitments to extend credit	$8,790,511

Standby letters of credit	$264,440
Commercial letters of credit	67,396
Total letters of credit	$331,836

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

Interest Rate Risk, Asset/Liability Management and Liquidity

Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation's liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation's net interest income and changes in its economic value of its equity.

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

The following table summarizes the expected impact of abrupt interest rate changes, i.e. a non-parallel instantaneous shock, on net interest income as of December 31, 2023:

Rate Shock(1)	Annual change in net interest income	% Change in net interest income
+400 bp	+$38.1 million	+ 4.2%
+300 bp	+ $29.7 million	+ 3.3%
+200 bp	+ $22.5 million	+ 2.5%
+100 bp	+ $14.0 million	+ 1.6%
-100 bp	- $38.1 million	- 4.2%
-200 bp	- $76.8 million	- 8.5%
-300 bp	- $105.9 million	- 11.7%
-400 bp	- $124.8 million	-13.8%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of December 31, 2023, the Corporation was within economic value of equity policy limits for every 100 bps shock.

Interest Rate Derivatives

The Corporation enters into interest rate derivatives with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Corporation simultaneously enters into interest rate derivatives with dealer counterparties, with identical notional amounts and terms. The net result of these interest rate derivatives is that the customer pays a fixed rate of interest and the Corporation receives a floating rate. These interest rate derivatives are derivative financial instruments, and the gross fair values are recorded in other assets and liabilities on the consolidated balance sheets, with changes in fair value during the period recorded in other non-interest income on the consolidated statements of income.

Cash Flow Hedges

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and net interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans and borrowings.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During 2023, $22.1 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of December 31, 2023, the Bank had total borrowing capacity of approximately $8.2 billion with $3.3 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $4.9 billion. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of December 31, 2023, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion, with $0.2 billion of outstanding borrowings against that amount. As of December 31, 2023, the Corporation had $1.3 billion of collateralized borrowing capacity at the discount window and $1.9 billion of borrowing capacity at the Bank Term Funding Program facility with no amounts outstanding under these programs.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.4 billion at December 31, 2023 and $1.1 billion at December 31, 2022 were pledged as collateral to secure public and trust deposits.

The Corporation has commitments to extend credit and letters of credit. As of December 31, 2023, the balance of commitments to extend credit was $8.8 billion and total letters of credit were $0.3 billion.

Liquidity must also be managed at the Parent Company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Management continues to monitor the liquidity and capital needs of the Parent Company including monitoring the granularity of the deposit portfolio and level of uninsured deposits. Management will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during 2023 generated $363.0 million of cash, mainly due to net income of $284.3 million. Cash used in investing activities was $809.2 million, primarily due to $1.1 billion net increase in loans. Net cash provided by financing activities was $314.0 million, due largely to the increases in time and brokered deposits, partially offset by decreases in demand and savings deposits and other borrowings.
The following table presents the expected maturities of government, state and municipal and corporate AFS investment securities, at estimated fair value, as of December 31, 2023 and the weighted average yields on such securities (calculated based on historical cost):

	Maturing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale	(dollars in thousands)
U.S. Government securities	$42,161	2.40%	$—	—%	$—	—%	$—	—%
U.S. Government-sponsored agency securities	—	—	1,010	3.10	—	—	—	—
State and municipal(1)	—	—	5,089	4.57	178,818	3.92	888,106	3.90
Corporate debt securities	6,861	10.00	141,422	5.14	292,268	4.02	—	—
Total	$49,022	3.45%	$147,521	5.10%	$471,086	3.99%	$888,106	3.90%

(1) Weighted average yields on tax-exempt securities have been computed on a FTE basis assuming a federal tax rate of 21% and statutory interest expense disallowances.

The Corporation's investment portfolio consists mainly of state and municipal securities, commercial mortgage-backed securities, residential mortgage-backed securities, corporate debt securities and collateralized mortgage obligations. Commercial mortgage-backed securities, residential mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers' ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase.

The following table presents AFS residential mortgage-backed securities, commercial mortgage-backed securities and collateralized mortgage obligations, at estimated fair value, and HTM residential mortgage-backed securities and commercial mortgage-backed securities, at amortized cost, as of December 31, 2023, without stated maturities, including the weighted average yields and estimated weighted average lives based on prepayment speeds on such securities:

			Weighted
	Amount	Yield	Average Life
	(dollars in thousands)		(in years)
Available for sale
Residential mortgage-backed securities	$196,795	2.79%	6.6
Commercial mortgage-backed securities	534,388	2.71	6.6
Collateralized mortgage obligations	111,434	2.71	5.2
Held to maturity
Residential mortgage-backed securities	$407,075	2.01%	6.6
Commercial mortgage-backed securities	860,847	1.53	6.6

The following table presents the contractual maturities of fixed rate loans and loan types subject to changes in interest rates as of December 31, 2023:

	One Year or Less	One Through Five Years	More Than Five Years	Total
	(dollars in thousands)
Commercial and industrial:
Adjustable and floating rate	$981,531	$2,171,857	$474,121	$3,627,509
Fixed rate	340,178	491,241	86,666	918,085
Total commercial and industrial	1,321,709	2,663,098	560,787	4,545,594
Real estate - mortgage(1):
Adjustable and floating rate	1,760,892	4,843,777	3,308,714	9,913,383
Fixed rate	870,638	1,890,160	1,826,655	4,587,453
Total real estate - mortgage(1)	2,631,530	6,733,937	5,135,369	14,500,836
Real estate - construction:
Adjustable and floating rate	325,599	463,450	147,111	936,160
Fixed rate	258,068	41,105	3,742	302,915
Total real estate - construction	583,667	504,555	150,853	1,239,075
Consumer, leases and other:
Adjustable and floating rate	11,322	37,660	8	48,990
Fixed rate	296,185	618,707	139,716	1,054,608
Total consumer, leases and other	307,507	656,367	139,724	1,103,598
Unearned income	—	(38,009)	—	(38,009)
Total	$4,844,413	$10,519,948	$5,986,733	$21,351,094
(1) Includes commercial and residential mortgages and home equity loans.

Contractual maturities of time deposits as of December 31, 2023 were as follows (dollars in thousands):

Year
2024	$2,180,323
2025	421,029
2026	64,748
2027	16,343
2028	8,429
Thereafter	48,369
Total	$2,739,241

Contractual maturities of the portion of time deposits estimated to be in excess of the FDIC insurance limit as of December 31, 2023 included in the table above, were as follows (dollars in thousands):

Three months or less	$46,709
Over three through six months	63,171
Over six through twelve months	65,705
Over twelve months	25,366
Total	$200,951

Total uninsured deposits (excluding intra-Company deposits) were estimated to be $7.2 billion at December 31, 2023 compared with $7.8 billion at December 31, 2022.

Debt Security Market Price Risk

Debt security market price risk is the risk that changes in the values of debt securities, unrelated to interest rate changes, could have a material impact on the financial position or results of operations of the Corporation. The Corporation's debt security investments consist primarily of U.S. government-sponsored agency issued residential mortgage-backed securities, commercial mortgage-backed securities and collateralized mortgage obligations; as well as, state and municipal securities and corporate debt securities. All of the Corporation's investments in residential mortgage-backed securities, commercial mortgage-backed securities and collateralized mortgage obligations have principal payments that are guaranteed by U.S. government-sponsored agencies.

State and Municipal Securities

As of December 31, 2023, the Corporation owned securities issued by various states and municipalities with a total fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of December 31, 2023, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 74% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per-share data)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$300,343	$126,898
Interest-bearing deposits with other banks	249,367	555,023
Cash and cash equivalents	549,710	681,921
FRB and FHLB stock	124,405	130,186
Loans held for sale	15,158	7,264
Investment securities:
AFS, at estimated fair value	2,398,352	2,646,767
HTM, at amortized cost	1,267,922	1,321,256
Net loans	21,351,094	20,279,547
Less: ACL - loans	(293,404)	(269,366)
Loans, net	21,057,690	20,010,181
Net premises and equipment	222,881	225,141
Accrued interest receivable	107,972	91,579
Goodwill and net intangible assets	560,687	560,824
Other assets	1,267,138	1,256,583
Total Assets	$27,571,915	$26,931,702
LIABILITIES
Deposits:
Noninterest-bearing	$5,314,094	$7,006,388
Interest-bearing	16,223,529	13,643,150
Total Deposits	21,537,623	20,649,538
Borrowings:
Federal funds purchased	240,000	191,000
Federal Home Loan Bank advances	1,100,000	1,250,000
Senior debt and subordinated debt	535,384	539,634
Other borrowings and interest-bearing liabilities	612,142	890,573
Total borrowings	2,487,526	2,871,207
Accrued interest payable	35,083	10,185
Other liabilities	751,544	821,015
Total Liabilities	$24,811,776	$24,351,945
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized, Series A, 200,000 shares authorized and issued as of December 31, 2023 and 2022, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 225,760,963 shares issued as of December 31, 2023 and 224,604,432 issued as of December 31, 2022	564,402	561,511
Additional paid-in capital	1,552,860	1,541,840
Retained earnings	1,619,300	1,450,758
Accumulated other comprehensive loss	(312,280)	(385,476)
Treasury stock, at cost, 61,959,552 shares in 2023 and 57,005,339 shares in 2022	(857,021)	(781,754)
Total Shareholders' Equity	2,760,139	2,579,757
Total Liabilities and Shareholders' Equity	$27,571,915	$26,931,702

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per-share data)

	2023	2022	2021
Interest Income
Loans, including fees	$1,156,373	$758,609	$638,595
Investment securities	101,518	98,115	79,821
Other interest income	15,345	8,114	4,996
Total Interest Income	1,273,236	864,838	723,412
Interest Expense
Deposits	292,205	43,829	30,005
Federal funds purchased	30,417	2,967	—
Federal Home Loan Bank advances	46,965	7,334	2,286
Senior debt and subordinated debt	21,361	22,257	26,784
Other borrowings and interest-bearing liabilities	28,002	6,817	607
Total Interest Expense	418,950	83,204	59,682
Net Interest Income	854,286	781,634	663,730
Provision for credit losses	54,036	28,021	(14,600)
Net Interest Income After Provision for Credit Losses	800,250	753,613	678,330
Non-Interest Income
Commercial banking	81,160	75,779	68,689
Wealth management	75,541	72,843	71,798
Consumer banking	47,197	49,496	45,544
Mortgage banking	10,388	14,204	33,576
Other	14,125	14,835	20,622
Non-Interest Income Before Investment Securities Gains, Net	228,411	227,157	240,229
Investment securities gains (losses), net	(733)	(27)	33,516
Total Non-Interest Income	227,678	227,130	273,745
Non-Interest Expense
Salaries and employee benefits	377,417	356,884	329,138
Data processing and software	66,471	60,255	56,440
Net occupancy	58,019	56,195	53,799
Other outside services	47,724	37,152	34,194
FDIC insurance	25,565	12,547	10,665
Equipment	14,390	14,033	13,807
Marketing	9,004	6,885	5,275
Professional fees	8,392	9,123	9,647
Intangible amortization	2,944	1,731	589
Debt extinguishment cost	—	—	33,249
Merger-related expenses	—	10,328	—
Other	69,281	68,595	71,027
Total Non-Interest Expense	679,207	633,728	617,830
Income Before Income Taxes	348,721	347,015	334,245
Income taxes	64,441	60,034	58,748
Net Income	284,280	286,981	275,497
Preferred stock dividends	(10,248)	(10,248)	(10,277)
Net Income Available to Common Shareholders	$274,032	$276,733	$265,220

PER SHARE:
Net income available to common shareholders (basic)	$1.66	$1.69	$1.63
Net income available to common shareholders (diluted)	1.64	1.67	1.62
Cash dividends	0.64	0.66	0.64

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	2023	2022	2021
Net Income	$284,280	$286,981	$275,497
Other Comprehensive Income/(Loss), net of tax:
Unrealized gains (losses) on AFS investment securities:
Net unrealized holding gains (losses) on securities	36,023	(312,169)	(17,948)
Reclassification adjustment for securities gains (losses) included in net income	(567)	(20)	(25,905)
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	5,913	(44,483)	2,690
Net unrealized gains (losses) on AFS investment securities	41,369	(356,672)	(41,163)
Unrealized (losses) gains on interest rate derivatives used in cash flow hedges:
Net unrealized holding losses arising during the period	6,998	(62,963)	(2,670)
Reclassification adjustment for net gains (losses) realized in net income	19,995	6,004	(2,147)
Net unrealized gains (losses) on interest rate derivatives used in cash flow hedges	26,993	(56,959)	(4,817)
Defined benefit pension plan and postretirement benefits:
Unrecognized pension and postretirement income (cost)	4,777	644	7,144
Amortization of net unrecognized pension and postretirement income (loss)	57	100	1,156
Net unrealized (losses) gains on defined benefit pension and postretirement plans	4,834	744	8,300
Other Comprehensive Income (Loss)	73,196	(412,887)	(37,680)
Total Comprehensive Income (Loss)	$357,476	$(125,906)	$237,817

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Amount	Shares Outstanding	Amount		Retained Earnings		Treasury Stock	Total

Balance at December 31, 2020	200	$192,878	162,350	$557,917	$1,508,117	$1,120,781	$65,091	$(827,956)	$2,616,828
Net income						275,497			275,497
Other comprehensive (loss)							(37,680)		(37,680)
Common stock issued(1)			288	720	3,960			(136)	4,544
Dividend reinvestment activity			362		4			4,934	4,938
Stock-based compensation awards (repurchases)			293	1,129	7,792			(2,564)	6,357
Acquisition of treasury stock			(2,803)					(43,909)	(43,909)
Preferred stock dividend						(10,277)			(10,277)
Common stock dividends - $0.64 per share						(103,618)			(103,618)
Balance at December 31, 2021	200	192,878	160,490	559,766	1,519,873	1,282,383	27,411	(869,631)	2,712,680
Net income						286,981			286,981
Other comprehensive loss							(412,887)		(412,887)
Common stock issued(1)			261	653	3,677				4,330
Dividend reinvestment activity			362		85			5,149	5,234
Stock-based compensation awards (repurchases)			277	1,092	13,658			(2,438)	12,312
Reissuance of treasury stock pursuant to acquisition			6,209		4,547			85,166	89,713
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.66 per share						(108,358)			(108,358)
Balance at December 31, 2022	200	192,878	167,599	561,511	1,541,840	1,450,758	(385,476)	(781,754)	2,579,757
Net income						284,280			284,280
Other comprehensive income							73,196		73,196
Common stock issued(1)			231	578	2,548			34	3,160
Dividend reinvestment activity			408		(132)			5,691	5,559
Stock-based compensation awards (repurchases)			592	2,313	8,604			(3,936)	6,981
Acquisition of treasury stock			(5,029)					(77,056)	(77,056)
Preferred stock dividend						(10,248)			(10,248)
Common stock dividends - $0.64 per share						(105,490)			(105,490)
Balance at December 31, 2023	200	$192,878	163,801	$564,402	$1,552,860	$1,619,300	$(312,280)	$(857,021)	$2,760,139
(1) Issuance of common stock includes issuance in connection with the Corporation's ESPP and exercised stock options.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,280	$286,981	$275,497
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	54,036	28,021	(14,600)
Depreciation and amortization of premises and equipment	30,055	30,201	28,802
Net amortization of investment securities premiums	11,231	12,824	16,031
Investment securities losses (gains), net	733	27	(33,516)
Gain on sales of mortgage loans held for sale	(5,094)	(8,816)	(24,379)
Proceeds from sales of mortgage loans held for sale	363,406	455,607	1,050,943
Originations of mortgage loans held for sale	(366,206)	(418,287)	(978,446)
Intangible amortization	2,944	1,731	589
Amortization of issuance costs and discounts on long-term borrowings	750	724	1,846
Debt extinguishment costs	—	—	33,249
Stock-based compensation	12,540	14,000	8,402
Change in deferred federal income tax	24,666	(117,849)	(417)
Net change in accrued salaries and benefits	(5,868)	12,826	(1,226)
Change in life insurance cash surrender value	(27,664)	(95,702)	(93,986)
Other changes, net	(16,825)	392,503	69,602
Total adjustments	78,704	307,810	62,894
Net cash provided by operating activities	362,984	594,791	338,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	213,424	196,411	359,137
Proceeds from principal repayments and maturities of AFS securities	149,211	583,444	469,393
Proceeds from principal repayments and maturities of HTM securities	59,685	109,759	117,958
Purchase of AFS securities	(79,053)	(845,744)	(1,309,470)
Purchase of HTM securities	—	(30,959)	(443,081)
Sale of Visa Shares	—	—	33,962
Net change in FRB and FHLB stock	5,781	(72,551)	34,494
Net change in loans	(1,100,816)	(1,407,289)	561,664
Net purchases of premises and equipment	(32,958)	(21,246)	(17,679)
Settlement of bank owned life insurance	2,264	3,474	3,881
Net cash paid for acquisition	—	(21,811)	(1,982)
Net change in tax credit investments	(26,753)	(29,071)	(18,363)
Net cash used in investing activities	(809,215)	(1,535,583)	(210,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	(1,198,222)	(1,198,319)	1,315,139
Net change in time deposits and brokered deposits	2,086,307	(257,823)	(580,847)
Net (decrease) increase in other borrowings	(379,431)	1,629,870	(212,682)
Repayments of senior debt and subordinated debt	(5,000)	(81,496)	(710,633)
Net proceeds from issuance of common stock	3,160	7,876	7,437
Dividends paid	(115,738)	(116,009)	(112,028)
Acquisition of treasury stock	(77,056)	—	(43,909)
Net cash provided by (used in) financing activities	314,020	(15,901)	(337,523)
Net decrease in Cash and Cash Equivalents	(132,211)	(956,693)	(209,218)
Cash and Cash Equivalents at Beginning of Period	681,921	1,638,614	1,847,832
Cash and Cash Equivalents at End of Period	$549,710	$681,921	$1,638,614
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$394,052	$80,019	$63,047
Income taxes	25,319	32,669	27,870
Supplemental Schedule of Certain Noncash Activities:
Transfer of AFS securities to HTM securities	$—	$479,008	$376,165
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business: The Corporation is a financial holding company that provides a full range of banking and financial services to businesses and consumers through its wholly-owned banking subsidiary, Fulton Bank. In addition, the Parent Company owns the following non-bank subsidiaries: Fulton Financial Realty Company, Central Pennsylvania Financial Corp., FFC Penn Square, Inc., Fulton Insurance Services Group, Inc. and Fulton Community Partner, LLC. Collectively, the Parent Company and its subsidiaries are referred to as the Corporation.

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

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Parent Company and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amount of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Corporation evaluates subsequent events through the date of the filing of this report with the SEC.

Cash and Cash Equivalents and Restricted Cash: Cash and cash equivalents consists of cash and due from banks and interest-bearing deposits with other banks, which includes restricted cash. Restricted cash comprises cash balances required to be maintained with the FRB, based on customer transaction deposit account levels, and cash balances provided as collateral on derivative contracts and other contracts. See "Note 3 - Restrictions on Cash and Cash Equivalents" for additional information.

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

HTM Debt Securities: Expected credit losses on HTM debt securities would be recorded in the ACL on HTM debt securities. As of December 31, 2023, no HTM debt securities required an ACL as these investments consist solely of Agency guaranteed residential mortgage-backed and commercial mortgage-backed securities.

AFS Debt Securities: The Bank's AFS rated debt securities are investment grade. In evaluating credit losses on debt securities, management considers factors such as the credit quality of the investments, the credit rating of the security, and the delinquency history of the security. As of December 31, 2023, no AFS debt securities required an ACL.

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

Loans: Loans are stated at amortized cost, except for mortgage loans held for sale, which are carried at fair value. Interest income on loans is accrued as earned.

In general, loans are placed on non-accrual status once they become 90 days delinquent as to principal or interest. In certain cases a loan may be placed on non-accrual status prior to being 90 days delinquent if there is an indication that the borrower is having difficulty making payments, or the Corporation believes it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. When interest accruals are discontinued, unpaid interest previously credited to income is reversed. Non-accrual loans may be restored to accrual status when all delinquent principal and interest has been paid currently for six consecutive months or the loan is considered adequately secured and in the process of collection. The Corporation generally applies payments received on non-accruing loans to principal until such time as the principal is paid off, after which time any payments received are recognized as interest income. If the Corporation believes that all amounts outstanding on a non-accrual loan will ultimately be collected, payments received subsequent to its classification as a non-accrual loan are allocated between interest income and principal.

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

Loan Modifications: Loans are accounted for and reported as modified when, for economic or legal reasons, the Corporation grants a concession to a borrower experiencing financial difficulty that it would not otherwise consider. Concessions, whether negotiated or imposed by bankruptcy, granted under a loan modification typically involve a more than insignificant deferral of scheduled loan payments, an extension of a loan's stated maturity date, a reduction in the interest rate or a forgiveness of principal.

Because the effect of most modifications made to loans to borrowers experiencing financial difficulty is already included in the ACL, a change to the ACL is generally not recorded upon modification. When principal forgiveness is provided, the amortized cost basis of the forgiven portion of the loan is written off against the ACL.

Allowance for Credit Losses:

The Corporation follows ASU 2016-13 Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures, such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments, and net investments in leases recognized by a lessor in accordance with ASC Topic 842.

The Corporation has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL consists of loans evaluated collectively and individually for expected credit losses. The ACL represents an estimate of expected credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. The ACL is increased or decreased (when the provision for credit losses is negative) through the provision for credit losses and increased or decreased (when recoveries of loans previously charged off exceed loans charged off) by charge-offs, net of recoveries. The reserve for OBS credit exposures includes estimated losses on unfunded loan commitments, letters of credit and other OBS credit exposures.

Loans: The ACL is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses.

Loans Evaluated Collectively: Loans evaluated collectively for expected credit losses include accruing loans and non-accrual loans where the total commitment amount is less than $1 million. In determining the ACL, the Corporation uses three inputs to model the estimate. These inputs are the PD rate which estimates the likelihood that a borrower will be unable to meet its debt obligations, the LGD rate which estimates the percentage of an asset that is lost if a borrower defaults, and the EAD balance which estimates the gross exposure under a facility upon default. The PD models were developed based on historical default data. Both internal and external variables are evaluated in the process. The main internal variables are risk rating or delinquency history and indicators of default. The external variables are economic variables obtained from third-party forecasts.

The PD models are transition matrix models that utilize historical credit observations and incorporate economic forecasts to project future default rates using a linear regression methodology for each loan segment. The LGD model uses a vintage loss approach that estimates LGD rates based on the bank’s historical loss experience for each loan segment. The EAD incorporates a prepayment rate and applies the PD rates to estimate the projected exposure at default across the life of each loan. The ACL is calculated by applying the LGD to the EAD at each period across the life of each loan.

The ACL incorporates the Corporation’s historical credit observations, current conditions, and reasonable and supportable forecasts that are based on the projected performance of specific economic variables that are statistically correlated with historical PD rates. The reasonable and supportable forecast extends to 24 months and reverts back to an average PD rate using a straight-line reversion methodology over a 12 month period.

The ACL is highly sensitive to the economic forecasts used to develop the reserve. As such, the calculation of the ACL is inherently subjective and requires management to exercise judgment.

The ACL may include qualitative adjustments intended to capture the impact of uncertainties not reflected in the quantitative models. In determining qualitative adjustments, management considers changes in national, regional, and local economic and business conditions and their impact on the lending environment, including underwriting standards and other factors affecting credit losses over the remaining life of each loan.

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

For loans with principal balances greater than or equal to $1.0 million secured by non-real estate collateral, such as accounts receivable or inventory, estimated fair values are determined based on borrower financial statements, inventory listings, accounts receivable agings or borrowing base certificates provided by the borrower. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. Liquidation or collection discounts are applied to these assets based upon existing loan evaluation policies.

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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. The provision for depreciation and amortization is generally computed using the straight-line method over the estimated useful lives of the related assets, which are a maximum of 50 years for buildings and improvements, 8 years for furniture and 7 years for equipment. Leasehold improvements are amortized over the shorter of the useful life or the non-cancelable lease term.

Premises and equipment acquired in a business combination are initially recorded at fair value and subsequently carried at cost less depreciation and amortization. See "Note 6 - Premises and Equipment" for additional information.

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

MSRs are stratified and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined through a discounted cash flows valuation completed by a third-party valuation expert. Significant inputs to the valuation include expected net servicing income, the discount rate and the expected lives of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. To the extent the amortized cost of the MSRs exceeds their estimated fair value, a valuation allowance is established through a charge against servicing income. If subsequent valuations indicate that impairment no longer exists, the valuation allowance is reduced through an increase to servicing income. See "Note 8 - Mortgage Servicing Rights" for additional information.

Derivative Financial Instruments: The Corporation manages its exposure to certain interest rate risk through the use of derivatives. Certain of the Corporation's outstanding derivative contracts are designated as hedges, and none are entered into for speculative purposes. The Corporation enters into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Corporation elects not to apply hedge accounting.

The Corporation records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Corporation has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Corporation does not have any derivative instruments designated as fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges where hedge accounting is applied, changes in fair value are recognized in OCI, net of tax. For derivatives where hedge accounting does not apply, changes in fair value are recognized in earnings as components of non-interest income or non-interest expense on the consolidated statements of income.

Derivative contracts create counterparty credit risk with both the Corporation's customers and with institutional derivative counterparties. The Corporation manages counterparty credit risk through its credit approval processes, monitoring procedures and obtaining adequate collateral, when the Corporation determines it is appropriate to do so and in accordance with counterparty contracts.

For each of the derivatives, gross derivative assets and liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. Related gains and losses on these derivative instruments are recorded in other changes, net on the consolidated statements of cash flows.

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

The Corporation's existing OBS credit exposures result from participation in interest rate derivatives provided by external lenders as part of loan participation arrangements and, therefore, are not used to manage interest rate risk in the Corporation's assets or liabilities.

The Corporation is required to clear all eligible interest rate derivative contracts with a clearing agent and is subject to the regulations of the Commodity Futures Trading Commission.

Cash Flow Hedges of Interest Rate Risk

The Corporation's objectives in using interest rate derivatives are to reduce volatility in net interest income and interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate derivatives as part of its interest rate risk management strategy. The Corporation enters into interest rate derivatives designated as cash flow hedges to hedge the variable cash flows associated with existing floating rate loans and borrowings.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in OCI, net of tax, and subsequently reclassified into interest income or interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in OCI related to derivatives will be reclassified to interest income or interest expense as interest payments are made on the Corporation's variable-rate loans and borrowings.

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

The Corporation is a party to interest rate derivatives with financial institution counterparties and customers. Under these agreements, the Corporation has the right to net-settle multiple contracts with the same counterparty in the event of default on, or termination of, any one contract. Cash collateral is posted by the party with a net liability position in accordance with contract thresholds and can be used to settle the fair value of the interest rate derivatives in the event of default. A daily settlement occurs through a clearing agent for changes in the fair value of centrally cleared derivatives. Not all derivatives are required to be cleared through a daily clearing agent. As a result, the total fair values of interest rate derivative assets and derivative liabilities recognized on the consolidated balance sheets are not equal and offsetting.

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
See "Note 13 - Income Taxes" for additional information.

Stock-Based Compensation: The Corporation grants equity awards to employees, consisting of stock options, restricted stock, RSUs and PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation's ESPP.

The Corporation also grants equity awards to non-employee members of its Board of Directors and Fulton Bank's Board of Directors under the Directors' Plan. Under the Directors' Plan, the Corporation can grant equity awards to non-employee holding company and subsidiary bank directors in the form of stock options, restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors' Plan have been limited to RSUs.

Equity awards issued under the Employee Equity Plan are generally granted annually and become fully vested over or after a three-year vesting period. The vesting period for non-performance-based awards represents the period during which employees are required to provide service in exchange for such awards. Equity awards under the Directors' Plan are generally granted annually and fully vest after a one-year vesting period. Certain events, as defined in the Employee Equity Plan and the Directors' Plan, result in the acceleration of the vesting of equity awards. Restricted stock, RSUs and PSUs earn dividends during the vesting period, which are forfeitable if the awards do not vest.

The fair value of stock options, restricted stock and RSUs granted to employees or directors is recognized as compensation expense over the vesting period for such awards. Compensation expense for PSUs is also recognized over the vesting period and service period, however, compensation expense for PSUs may vary based on the expectations for actual performance relative to defined performance measures.

The fair value of restricted stock, RSUs and a majority of PSUs are based on the trading price of the Corporation's stock on the date of grant. The fair value of certain PSUs are estimated through the use of the Monte Carlo valuation methodology as of the date of grant. See "Note 16 - Stock-Based Compensation Plans" for additional information. The Corporation has not issued stock options since 2014 and accordingly, there is no compensation expense for this instrument.

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

Because the Corporation owns 100% of the equity interests in its NMTC investments, these investments were consolidated based on ASC Topic 810 as of December 31, 2023 and 2022. Investments in affordable housing projects were not consolidated based on management's assessment of the provisions of ASC Topic 810.

TCIs are tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized. An impairment loss is measured as the amount by which the current carrying value exceeds its aggregated remaining value of the tax benefits of the investment. There were no impairment losses recognized for the Corporation's TCIs in 2023, 2022 or 2021. For additional information, see "Note 13 - Income Taxes."

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

The Corporation has categorized all assets and liabilities required to be measured at fair value on both a recurring and nonrecurring basis into the above three levels. See "Note 19 - Fair Value Measurements" for additional information.

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

Commercial and consumer banking income: Consists of cash management, overdraft and other service charges on deposit accounts as well as branch fees, ATM fees, debit and credit card income and merchant services fees. Also included are letter of credit fees, foreign exchange income and interest rate derivative fees. Revenue is primarily transactional and recognized when earned at the time the transactions occur.

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

Certain real estate leases have lease payments that adjust based on annual changes in the CPI or at a stated contractual rate. The leases that are dependent upon the CPI or stated contractual rate are initially measured using the CPI or contractual rate at the commencement date and are included in the measurement of the lease liability.

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

Recently Adopted Accounting Standards

In March 2022, FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method ("ASU 2022-01"). This update addresses questions regarding the last-of-layer method arising from the issuance of ASU 2017-12 and permits more flexibility in hedging interest rate risk for both variable-rate and fixed-rate financial instruments and introduces the ability to hedge risk components for non-financial hedges. The Corporation adopted ASU 2022-01 on January 1, 2023, and it did not have a material impact on its consolidated financial statements.

In March 2022, FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) ("ASU 2022-02"). This update reduces the complexity of accounting for TDRs by eliminating certain accounting guidance, enhancing disclosures and improving the consistency of vintage disclosures. The Corporation adopted ASU 2022-02 on January 1, 2023, and it did not have a material impact on its consolidated financial statements.

In September 2022, FASB issued ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). This update enhances transparency in the disclosure of supplier finance programs, which previously had no explicit requirements under GAAP. The Corporation adopted ASU 2022-04 on January 1, 2023, and it did not have a material impact on its consolidated financial statements.

In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This update extends the sunset provision date of ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04") to December 31, 2024. The Corporation adopted ASU 2020-04 on June 30, 2023 and it did not have a material impact on its consolidated financial statements.

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

In October 2023, FASB issued ASU 2023-06 Disclosure Improvements ("ASU 2023-06"). This update adjusts language in FASB disclosure guidance to align with certain SEC disclosure requirements. The Corporation adopted ASU 2023-06 upon issuance, and it did not have an impact on its consolidated financial statements.

Recently Issued Accounting Standards

In March 2023, FASB issued ASU 2023-01 Leases (Topic 842): Common Control Arrangements ("ASU 2023-01"). This update clarifies guidance for leases between related parties under common control. The Corporation will adopt ASU 2023-01 on January 1, 2024. The Corporation does not expect the adoption of ASU 2023-01 to have a material impact on its consolidated financial statements.

In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-04"). This update requires public entities with reportable segments to provide additional and more detailed disclosures. The Corporation will adopt ASU 2023-07 on December 15, 2024. The Corporation is not currently required to report segment information and, as such, does not expect the adoption of ASU 2023-07 to have an impact on its consolidated financial statements.

In December 2023, FASB issued ASU 2023-08 Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). This update provides guidance for crypto assets to be carried at fair value and requires additional disclosures. The Corporation will adopt ASU 2023-08 on January 1, 2025. The Corporation does not expect the adoption of ASU 2023-08 to have an impact on its consolidated financial statements. The Corporation currently does not hold crypto assets.

In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. The Corporation will adopt ASU 2023-09 on January 1, 2025. The Corporation does not expect the adoption of ASU 2023-09 to have an impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2022 consolidated financial statements and notes have been reclassified to conform to the 2023 presentation.

NOTE 2 - BUSINESS COMBINATIONS
On July 1, 2022, the Corporation completed its acquisition of Prudential Bancorp, a Pennsylvania chartered bank holding company headquartered in Philadelphia, Pennsylvania that primarily served the Greater Philadelphia region. On that date, the Corporation acquired 100% of the outstanding common stock of Prudential Bancorp, Prudential Bancorp was merged with and into the Corporation, and Prudential Bancorp's wholly-owned subsidiary, Prudential Bank, became a wholly-owned subsidiary of the Corporation. The Corporation merged Prudential Bank with and into Fulton Bank in the fourth quarter of 2022. Results of the operations of the acquired entity were included in the Corporation's consolidated financial statements beginning on July 1, 2022.

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

The acquisition of Prudential Bancorp was accounted for as a business combination using the acquisition method of accounting, and accordingly, the assets acquired, the liabilities assumed, and consideration transferred were recorded at their estimated fair values as of the Merger date. The $19.1 million excess of the Merger Consideration over the fair value of assets acquired was recorded as goodwill and is not amortizable or deductible for tax purposes.

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
(1) Included a $30.5 million intercompany borrowing between Prudential Bank and Fulton Bank.

While the valuation of the acquired assets and liabilities were completed, fair value estimates related to the assets and liabilities from Prudential Bancorp were subject to adjustment for up to one year after the closing date of the Merger as additional information became available. Included in the above table are adjustments of $2.8 million that occurred during the year ended December 31, 2023 resulting in a change to goodwill resulting from the Merger.

The amount of goodwill recorded reflects the increased market share and related synergies that are expected to result from the acquisition and represents the excess purchase price over the estimated fair value of the net assets acquired from Prudential Bancorp.

The following table presents the change in goodwill during the period:

(dollars in thousands)
Goodwill at December 31, 2021	$534,266
Goodwill from the Merger	16,273
Goodwill at December 31, 2022	550,539
Adjustments to goodwill from the Merger	2,807
Goodwill at December 31, 2023	$553,346

NOTE 3 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS
Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of December 31, 2023 and 2022 were $17.4 million and $13.9 million, respectively.

NOTE 4 - INVESTMENT SECURITIES
The following tables present the amortized cost and estimated fair values of investment securities, as of December 31:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2023
Available for Sale
U.S. Government securities	$42,475	$—	$(314)	$42,161
U.S. Government-sponsored agency securities	1,038	—	(28)	1,010
State and municipal securities	1,200,571	1,089	(129,647)	1,072,013
Corporate debt securities	480,714	473	(40,636)	440,551
Collateralized mortgage obligations	122,824	—	(11,390)	111,434
Residential mortgage-backed securities	223,273	7	(26,485)	196,795
Commercial mortgage-backed securities	627,364	—	(92,976)	534,388
Total	$2,698,259	$1,569	$(301,476)	$2,398,352

Held to Maturity
Residential mortgage-backed securities	$407,075	$—	$(51,805)	$355,270
Commercial mortgage-backed securities	860,847	—	(143,910)	716,937
Total	$1,267,922	$—	$(195,715)	$1,072,207

2022
Available for Sale
U.S. Government securities	$226,140	$—	$(7,655)	$218,485
U.S. Government-sponsored agency securities	1,050	—	(42)	1,008
State and municipal securities	1,284,245	283	(178,816)	1,105,712
Corporate debt securities	459,792	—	(37,483)	422,309
Collateralized mortgage obligations	147,155	—	(13,122)	134,033
Residential mortgage-backed securities	242,527	18	(29,847)	212,698
Commercial mortgage-backed securities	631,604	—	(79,082)	552,522
Total	$2,992,513	$301	$(346,047)	$2,646,767

Held to Maturity
Residential mortgage-backed securities	$457,325	$—	$(57,480)	$399,845
Commercial mortgage-backed securities	863,931	—	(138,727)	725,204
Total	$1,321,256	$—	$(196,207)	$1,125,049

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

Securities carried at $0.4 billion and $1.1 billion at December 31, 2023 and 2022, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of December 31, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$49,267	$49,022	$—	$—
Due from one year to five years	153,550	147,521	—	—
Due from five years to ten years	508,237	471,086	—	—
Due after ten years	1,013,744	888,106	—	—
	1,724,798	1,555,735	—	—
Residential mortgage-backed securities(1)	223,273	196,795	407,075	355,270
Commercial mortgage-backed securities(1)	627,364	534,388	860,847	716,937
Collateralized mortgage obligations(1)	122,824	111,434	—	—
Total	$2,698,259	$2,398,352	$1,267,922	$1,072,207
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross gains and losses on the sales of securities for the years presented:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
	(dollars in thousands)
2023	$283	$(1,016)	$(733)
2022	1,587	(1,614)	(27)
2021	35,593	(2,077)	33,516

The following tables present the gross unrealized losses and estimated fair values of investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31:

	Less than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2023	(dollars in thousands)
Available for Sale
U.S. Government securities	$—	$—	$42,161	$(314)	$42,161	$(314)
U.S. Government-sponsored agency securities	—	—	1,010	(28)	1,010	(28)
State and municipal securities	76,155	(858)	917,274	(128,789)	993,429	(129,647)
Corporate debt securities	42,945	(1,326)	370,523	(39,310)	413,468	(40,636)
Collateralized mortgage obligations	—	—	111,434	(11,390)	111,434	(11,390)
Residential mortgage-backed securities	409	(3)	195,453	(26,482)	195,862	(26,485)
Commercial mortgage-backed securities	26,907	(1,053)	507,481	(91,923)	534,388	(92,976)
Total available for sale	$146,416	$(3,240)	$2,145,336	$(298,236)	$2,291,752	$(301,476)
Held to Maturity
Residential mortgage-backed securities	$—	$—	$355,270	$(51,805)	$355,270	$(51,805)
Commercial mortgage-backed securities	—	—	716,937	(143,910)	716,937	(143,910)
Total held to maturity	$—	$—	$1,072,207	$(195,715)	$1,072,207	$(195,715)
There were 727 AFS and 180 HTM positions at unrealized loss at December 31, 2023.

	Less than 12 months		12 Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
2022	(dollars in thousands)
Available for Sale
U.S. Government Securities	$96,906	$(2,814)	$121,579	$(4,841)	$218,485	$(7,655)
U.S. Government-sponsored agency securities	1,008	(42)	—	—	1,008	(42)
State and municipal securities	995,122	(157,397)	61,089	(21,419)	1,056,211	(178,816)
Corporate debt securities	376,398	(31,333)	37,157	(6,150)	413,555	(37,483)
Collateralized mortgage obligations	113,191	(7,650)	20,842	(5,472)	134,033	(13,122)
Residential mortgage-backed securities	154,861	(18,301)	55,293	(11,546)	210,154	(29,847)
Commercial mortgage-backed securities	371,109	(38,845)	181,413	(40,237)	552,522	(79,082)
Total available for sale	$2,108,595	$(256,382)	$477,373	$(89,665)	$2,585,968	$(346,047)
Held to maturity
Residential mortgage-backed securities	$246,667	$(14,275)	$153,178	$(43,205)	$399,845	$(57,480)
Commercial mortgage-backed securities	258,255	(24,029)	466,949	(114,698)	725,204	(138,727)
Total held to maturity	$504,922	$(38,304)	$620,127	$(157,903)	$1,125,049	$(196,207)
There were 782 AFS and 180 HTM positions at unrealized loss at December 31, 2022.

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell, and does not believe it will more likely than not be required to sell, any of these securities prior to a recovery of their fair value to amortized cost. In addition, these securities have principal payments that are guaranteed by U.S. government-sponsored agencies. Therefore, the Corporation does not have an ACL for these investments as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of December 31, 2023 and 2022, respectively. The Corporation does not have the intent to sell and does not believe it will be more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of December 31, 2023 and 2022.

NOTE 5 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and leases, net of unearned income

Loans and leases, net of unearned income are summarized as follows as of December 31:

	2023	2022
	(dollars in thousands)
Real estate - commercial mortgage	$8,127,728	$7,693,835
Commercial and industrial(1)	4,545,552	4,473,004
Real-estate - residential mortgage	5,325,923	4,737,279
Real-estate - home equity	1,047,184	1,102,838
Real-estate - construction	1,239,075	1,269,925
Consumer	729,318	699,179
Leases and other loans(2)	336,314	303,487
Net loans	$21,351,094	$20,279,547
(1) Includes unearned income of $41.0 thousand and $4.5 million at December 31, 2023 and December 31, 2022, respectively.
(2) Includes unearned income of $38.0 million and $24.8 million at December 31, 2023 and December 31, 2022, respectively.

The Corporation has extended credit to officers and directors of the Corporation and to their associates. These related-party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collection or present other unfavorable features. The aggregate dollar amount of these loans, including unadvanced commitments, was $162.5 million and $126.3 million as of December 31, 2023 and 2022, respectively. During 2023, additions totaled $45.4 million and repayments totaled $9.2 million for related-party loans.

Allowance for Credit Losses

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance as of December 31, 2023 and 2022:

	2023	2022
	(dollars in thousands)
ACL - loans	$293,404	$269,366
Reserve for OBS credit exposures(1)	$17,254	$16,328
(1) Included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL - loans balances for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Balance at beginning of period	$269,366	$249,001	$277,567
CECL Day 1 Provision expense	—	7,954	—
Initial purchased credit deteriorated loans	—	1,135	—
Loans charged off	(39,201)	(21,472)	(30,952)
Recoveries of loans previously charged off	10,129	14,092	17,146
Net loans (charged off) recovered	(29,072)	(7,380)	(13,806)
Provision for credit losses	53,110	18,656	(14,760)
Balance at end of period	$293,404	$269,366	$249,001

The following table presents the activity in the ACL - loans losses by portfolio segment for the years ended December 31, 2023 and 2022, by portfolio segment:

	Real Estate - Commercial Mortgage	Commercial and Industrial	Consumer and Real Estate - Home Equity	Real Estate - Residential Mortgage	Real Estate - Construction	Leases and other loans	Total
	(dollars in thousands)
Balance at December 31, 2021	$87,970	$67,056	$19,749	$54,236	$12,941	$7,049	$249,001
CECL Day 1 Provision expense	4,107	—	131	3,716	—	—	7,954
Initial purchased credit deteriorated loans	1,051	—	7	77	—	—	1,135
Loans charged off	(12,473)	(2,390)	(4,412)	(66)	—	(2,131)	(21,472)
Recoveries of loans previously charged off	3,860	5,893	2,581	425	574	759	14,092
Net loans (charged off) recovered	(8,613)	3,503	(1,831)	359	574	(1,372)	(7,380)
Provision for loan losses(1)	(15,059)	(443)	8,373	24,862	(2,772)	3,695	18,656
Balance at December 31, 2022	69,456	70,116	26,429	83,250	10,743	9,372	269,366
Loans charged off	(17,999)	(9,246)	(7,514)	(62)	—	(4,380)	(39,201)
Recoveries of loans previously charged off	1,076	3,473	3,198	421	858	1,103	10,129
Net loans (charged off) recovered	(16,923)	(5,773)	(4,316)	359	858	(3,277)	(29,072)
Provision for loan losses(1)	60,032	9,923	(4,509)	(10,323)	694	(2,707)	53,110
Balance at December 31, 2023	$112,565	$74,266	$17,604	$73,286	$12,295	$3,388	$293,404
(1) Provision included in the table only includes the portion related to net loans

The ACL may include qualitative adjustments intended to capture the impact of uncertainties not reflected in the quantitative models. In determining qualitative adjustments, management considers changes in national, regional, and local economic and business conditions and their impact on the lending environment, including underwriting standards and other factors affecting credit losses over the remaining life of each loan.

The increase in ACL - loans in 2023 was largely due to loan growth, changes to the macroeconomic outlook, net charge-offs and risk migration. The increase in ACL - loans in 2022 was primarily due to loan growth and changes to the macroeconomic outlook.

In 2023, the Corporation made updates to its PD and LGD models and methodology to enhance base quantitative ACL models. The Corporation updated the PD models to utilize a linear regression methodology and implemented a discreet 24 month reasonable and supportable forecast period with a 12 month straight-line reversion methodology. The ACL model enhancements did not have a material effect on the ACL as the model updates reduced reliance on supplementary models and qualitative factors and increased reliance on the output of the Corporation’s base quantitative models.

Collateral-Dependent Loans

A loan or a lease is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the collateral-dependent loan or lease's carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent loans or leases consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agricultural land, and vacant land.

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of December 31, 2023 and 2022, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan's collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivables or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of December 31, 2023 and 2022, approximately 78% and 91%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by certified third-party appraisers that had been updated in the preceding 12 months.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	2023			2022
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$23,338	$21,467	$44,805	$39,722	$30,439	$70,161
Commercial and industrial	12,410	27,542	39,952	14,804	12,312	27,116
Real estate - residential mortgage	18,806	2,018	20,824	25,315	979	26,294
Real estate - home equity	4,649	104	4,753	5,975	130	6,105
Real estate - construction	341	1,000	1,341	866	502	1,368
Consumer	52	—	52	92	—	92
Leases and other loans	9,255	638	9,893	4,052	9,255	13,307
Total	$68,851	$52,769	$121,620	$90,826	$53,617	$144,443

As of December 31, 2023 and December 31, 2022, there were $52.8 million and $53.6 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary. The amount of interest income on non-accrual loans that was recognized was approximately $1.5 million in 2023 and $2.2 million in 2022.

Asset Quality

Maintaining an appropriate ACL is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For construction, commercial and industrial, and commercial real estate, an internal risk rating process is used. The Corporation believes that internal risk ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal risk categories is a significant component of the ACL methodology for these loans, which bases the probability of default on this migration. Assigning risk ratings involves judgment. The Corporation's loan review officers provide a separate assessment of risk rating accuracy. Risk ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff, or if specific loan review assessments identify a deterioration or an improvement in a loan.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	December 31, 2023
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$783,673	$993,017	$1,203,852	$984,958	$721,857	$2,822,155	$59,253	$31,636	$7,600,401
Special Mention	2,767	43,904	105,185	7,862	35,289	105,786	1,760	—	302,553
Substandard or Lower	366	20,958	31,304	49,142	26,579	95,621	804	—	224,774
Total real estate - commercial mortgage	786,806	1,057,879	1,340,341	1,041,962	783,725	3,023,562	61,817	31,636	8,127,728
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	(424)	—	(17,575)	(17,999)
Commercial and industrial
Pass	626,386	590,132	330,576	341,218	272,126	598,838	1,443,203	10,736	4,213,215
Special Mention	7,936	9,548	16,499	3,577	6,817	18,487	72,775	198	135,837
Substandard or Lower	247	25,184	4,611	3,843	18,988	31,663	105,230	6,734	196,500
Total commercial and industrial	634,569	624,864	351,686	348,638	297,931	648,988	1,621,208	17,668	4,545,552
Commercial and industrial
Current period gross charge-offs	—	(299)	—	—	—	(249)	(682)	(8,016)	(9,246)
Real estate - construction(1)
Pass	322,922	258,080	261,583	37,426	9,510	34,097	13,677	—	937,295
Special Mention	—	12,622	25,898	—	—	—	—	—	38,520
Substandard or Lower	—	521	2,229	—	340	21,284	168	2,229	26,771
Total real estate - construction	322,922	271,223	289,710	37,426	9,850	55,381	13,845	2,229	1,002,586
Real estate - construction
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$1,732,981	$1,841,229	$1,796,011	$1,363,602	$1,003,493	$3,455,090	$1,516,133	$42,372	$12,750,911
Special Mention	10,703	66,074	147,582	11,439	42,106	124,273	74,535	198	476,910
Substandard or Lower	613	46,663	38,144	52,985	45,907	148,568	106,202	8,963	448,045
Total	$1,744,297	$1,953,966	$1,981,737	$1,428,026	$1,091,506	$3,727,931	$1,696,870	$51,533	$13,675,866

(1) Excludes real estate - construction - other.

Total loans risk- rated substandard or lower increased by $157.9 million, or 54.4%, compared to December 31, 2022, primarily due to borrower performance in both commercial and industrial loans and commercial real estate loans.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the prior period:

	December 31, 2022
	(dollars in thousands)
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
Commercial and industrial
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

The Corporation considers the performance of the loan portfolio and its impact on the ACL. The Corporation does not assign internal risk ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, construction loans to individuals secured by residential real estate, consumer and other loans. For these loans, the most relevant credit quality indicator is delinquency status, and the Corporation evaluates credit quality based on the aging status of the loan. The following tables present the amortized cost of these loans based on payment activity, by origination year, for the periods shown:

	December 31, 2023
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$623,247	$1,126,656	$1,682,759	$984,050	$260,049	$607,133	$—	$—	$5,283,894
Nonperforming	—	1,720	4,888	4,701	6,233	24,487	—	—	42,029
Total real estate - residential mortgage	623,247	1,128,376	1,687,647	988,751	266,282	631,620	—	—	5,325,923
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(62)	(62)
Consumer and real estate - home equity
Performing	272,571	276,373	85,985	62,426	37,667	204,913	805,645	20,044	1,765,624
Nonperforming	295	455	866	282	354	5,526	1,439	1,661	10,878
Total consumer and real estate - home equity	272,866	276,828	86,851	62,708	38,021	210,439	807,084	21,705	1,776,502
Consumer and real estate - home equity
Current period gross charge-offs	(119)	—	—	—	—	(525)	(283)	(6,587)	(7,514)
Leases and other loans
Performing	166,490	83,641	27,755	22,304	16,246	9,867	—	—	326,303
Nonperforming	—	118	—	—	—	9,893	—	—	10,011
Total leases and other loans	166,490	83,759	27,755	22,304	16,246	19,760	—	—	336,314
Leases and other loans
Current period gross charge-offs	(471)	(521)	(246)	(128)	(82)	(656)	(765)	(1,511)	(4,380)
Construction - other
Performing	127,382	93,319	13,698	555	—	—	—	—	234,954
Nonperforming	—	1,535	—	—	—	—	—	—	1,535
Total construction - other	127,382	94,854	13,698	555	—	—	—	—	236,489
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$1,189,690	$1,579,989	$1,810,197	$1,069,335	$313,962	$821,913	$805,645	$20,044	$7,610,775
Nonperforming	295	3,828	5,754	4,983	6,587	39,906	1,439	1,661	64,453
Total	$1,189,985	$1,583,817	$1,815,951	$1,074,318	$320,549	$861,819	$807,084	$21,705	$7,675,228

	December 31, 2022
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$933,903	$1,708,703	$1,054,126	$286,167	$87,455	$620,416	$—	$—	$4,690,770
Nonperforming	1,199	5,104	6,597	6,466	4,587	22,556	—	—	46,509
Total real estate - residential mortgage	935,102	1,713,807	1,060,723	292,633	92,042	642,972	—	—	4,737,279
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(66)	(66)
Consumer and real estate - home equity
Performing	416,631	109,724	80,422	52,384	45,642	211,127	842,226	34,061	1,792,217
Nonperforming	292	298	174	36	98	6,512	1,722	668	9,800
Total consumer and real estate - home equity	416,923	110,022	80,596	52,420	45,740	217,639	843,948	34,729	1,802,017
Consumer and real estate - home equity loans
Current period gross charge-offs	—	(587)	(70)	(108)	(16)	(442)	(178)	(3,011)	(4,412)
Leases and other loans
Performing	146,198	39,427	40,024	29,309	15,019	15,670	—	—	285,647
Nonperforming	—	—	—	—	—	13,307	—	—	13,307
Total leases and other	146,198	39,427	40,024	29,309	15,019	28,977	—	—	298,954
Leases and other loans
Current period gross charge-offs	(506)	(167)	(140)	(80)	(47)	(1,191)	—	—	(2,131)
Construction - other
Performing	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Nonperforming	—	—	—	—	—	—	—	—	—
Total construction - other	164,924	73,492	10,892	—	1,077	—	—	—	250,385
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$1,661,656	$1,931,346	$1,185,464	$367,860	$149,193	$847,213	$842,226	$34,061	$7,019,019
Nonperforming	1,491	5,402	6,771	6,502	4,685	42,375	1,722	668	69,616
Total	$1,663,147	$1,936,748	$1,192,235	$374,362	$153,878	$889,588	$843,948	$34,729	$7,088,635

The following table presents non-performing assets:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Non-accrual loans	$121,620	$144,443
Loans 90 days or more past due and still accruing	31,721	27,463
Total non-performing loans	153,341	171,906
OREO(1)	896	5,790
Total non-performing assets	$154,237	$177,696
(1) Excludes $10.9 million and $6.0 million of residential mortgage properties for which formal foreclosure proceeding were in process as of December 31, 2023 and 2022, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
December 31, 2023
Real estate - commercial mortgage	$4,408	$1,341	$1,722	$44,805	$8,075,452	$8,127,728
Commercial and industrial(1)	5,620	1,656	1,068	39,952	4,497,256	4,545,552
Real estate - residential mortgage	49,145	10,838	21,205	20,824	5,223,911	5,325,923
Real estate - home equity	8,142	2,075	5,326	4,753	1,026,888	1,047,184
Real estate - construction	4,185	451	1,535	1,341	1,231,563	1,239,075
Consumer	8,361	1,767	747	52	718,391	729,318
Leases and other loans(1)	146	722	118	9,893	325,435	336,314
Total	$80,007	$18,850	$31,721	$121,620	$21,098,896	$21,351,094
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2022
Real estate - commercial mortgage	$10,753	$4,644	$2,473	$70,161	$7,605,804	$7,693,835
Commercial and industrial(1)	6,067	2,289	1,172	27,116	4,436,360	4,473,004
Real estate - residential mortgage	57,061	8,209	20,215	26,294	4,625,500	4,737,279
Real estate - home equity	5,666	2,444	2,704	6,105	1,085,919	1,102,838
Real estate - construction	1,762	1,758	—	1,368	1,265,037	1,269,925
Consumer	6,692	1,339	899	92	690,157	699,179
Leases and other loans(1)	348	122	—	13,307	289,710	303,487
Total	$88,349	$20,805	$27,463	$144,443	$19,998,487	$20,279,547
(1) Includes unearned income.

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

When principal forgiveness is provided, the amount of principal forgiven is deemed to be uncollectible and the amortized cost basis of the loan is reduced by the amount of the forgiven portion, with a corresponding reduction to the ACL.

The following table presents the amortized cost basis for the year ended December 31, 2023 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - commercial mortgage	$2,944	0.04%
Commercial and industrial	11,970	0.26
Real estate - residential mortgage	8,182	0.15
Total	$23,096

	Interest Rate Reduction and Term Extension
	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - residential mortgage	$910	0.02%
Total	$910

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty for the year ended December 31, 2023.

Term Extension
Financial Effect
Real estate - commercial mortgage	Added a weighted-average 1.22 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.10 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction
Financial Effect
Real estate - residential mortgage	Reduced weighted-average interest rate from 3.76% to 2.30%

During the year ended December 31, 2023, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

During the year ended December 31, 2023, there were no loans modified due to financial difficulty during 2023 that defaulted subsequent to modification.

The following table presents the performance of loans that have been modified in the year ended December 31, 2023.

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
	(dollars in thousands)
Real estate - commercial mortgage	$2,944	$—	$—	$—
Commercial and industrial	11,970	—	—	—
Real estate - residential mortgage	9,092	—	—	—
Total	$24,006	$—	$—	$—

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of December 31, 2023.

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	2023	2022
	(dollars in thousands)
Land	$39,742	$39,752
Buildings and improvements	365,744	357,698
Furniture and equipment	161,244	152,048
Construction in progress	12,313	8,711
Total premises and equipment	579,043	558,209
Less: Accumulated depreciation and amortization	(356,162)	(333,068)
Net premises and equipment	$222,881	$225,141

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS
Goodwill totaled $553.3 million and $550.5 million as of December 31, 2023 and 2022, respectively. The increase was the result of adjustments related to the Merger. See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements for additional information. There were no goodwill impairment charges in 2023 based on the annual assessment.
The estimated fair values of the Corporation's reporting units are subject to uncertainty, including future changes in fair values of banks in general and future operating results of reporting units, which could differ significantly from the assumptions used in the current valuation of reporting units.
The follow table summarizes intangible assets, which are included in goodwill and intangible assets on the consolidated balance sheets:

	December 31,
	2023	2022
	(dollars in thousands)
Amortizing intangible assets	$13,596	$13,596
Accumulated amortization	(6,255)	(3,311)
Net intangibles	$7,341	$10,285
Net intangibles included CDI of $4.9 million and $7.2 million as of December 31, 2023 and 2022, respectively. The CDI was recorded as part of the Merger and is being amortized over 7 years using the sum-of-the-years digits method.

NOTE 8 - MORTGAGE SERVICING RIGHTS
The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	2023	2022	2021
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$34,217	$35,993	$38,745
Originations of MSRs	2,475	4,067	9,216
Amortization	(5,090)	(5,843)	(11,968)
Balance at end of period	$31,602	$34,217	$35,993

Valuation allowance:
Balance at beginning of period	$—	$(600)	$(10,500)
Reduction (addition) to valuation allowance	—	600	9,900
Balance at end of period	$—	$—	$(600)

Net MSRs at end of period	$31,602	$34,217	$35,393
Estimated fair value of MSRs at end of period	$49,696	$50,044	$35,393

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion and $4.2 billion as of December 31, 2023 and 2022, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair value of MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $49.7 million and $50.0 million as of December 31, 2023 and 2022, respectively. Based on its fair value analysis as of December 31, 2023 and 2022, the Corporation determined that no valuation allowance was required for the years ended December 31, 2023 and 2022. The valuation allowance was $0.6 million at December 31, 2021.

Total servicing income, included in mortgage banking income in the consolidated statements of income, was $10.2 million, $10.6 million and $11.2 million as of December 31, 2023, 2022 and 2021, respectively.

Total MSR amortization expense, recognized as a reduction to mortgage banking income in the consolidated statements of income, was $5.1 million, $5.8 million and $12.0 million in 2023, 2022 and 2021, respectively. Estimated future MSR amortization expense, based on balances as of December 31, 2023, and the estimated remaining lives of the underlying loans, follows (dollars in thousands):

Year
2024	$3,822
2025	3,425
2026	3,061
2027	2,741
2028	2,455
Thereafter	16,098
Total estimated amortization expense	$31,602

NOTE 9 - DEPOSITS
Deposits consisted of the following as of December 31:

	2023	2022
	(dollars in thousands)
Noninterest-bearing demand	$5,314,094	$7,006,388
Interest-bearing demand	5,722,695	5,410,903
Savings and money market accounts	6,616,901	6,434,621
Total demand and savings	17,653,690	18,851,912
Brokered deposits	1,144,692	208,416
Time deposits	2,739,241	1,589,210
Total Deposits	$21,537,623	$20,649,538

The scheduled maturities of time deposits as of December 31, 2023 were as follows (dollars in thousands):

Year
2024	$2,180,323
2025	421,029
2026	64,748
2027	16,343
2028	8,429
Thereafter	48,369
Total	$2,739,241

Included in time deposits were certificates of deposit equal to or greater than $100,000 of $1.5 billion and $691.4 million as of December 31, 2023 and 2022, respectively. Time deposits equal or greater than $250,000 were $551.2 million and $214.8 million as of December 31, 2023 and 2022, respectively.

NOTE 10 - BORROWINGS
Borrowings as of December 31, 2023 and 2022 and the related maximum amounts outstanding at the end of any month in each of the two years then ended are presented below.

	December 31		Maximum Outstanding
	2023	2022	2023	2022
	(dollars in thousands)
Federal funds purchased	$240,000	$191,000	$862,000	$292,000
Federal Home Loan Bank advances	1,100,000	1,250,000	1,720,000	1,250,000
Other borrowings:
Short-term promissory notes issued to customers and customer repurchase agreements	611,304	574,394	646,439	574,394
Other repurchase agreements	—	315,000	—	315,000
Other borrowings	838	1,179	1,151	—
Total other borrowings	$612,142	$890,573

As of December 31, 2023, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion, with $0.2 billion of outstanding borrowings against that amount. A combination of commercial real estate loans, commercial loans, consumer loans and investment securities were pledged to the FRB to provide access to the FRB discount window borrowings. The Corporation had $1.3 billion of collateralized borrowing availability at the FRB discount window with no amount outstanding as of December 31, 2023. The Corporation had $1.9 billion of borrowing capacity at the Bank Term Funding Program facility with no amount outstanding as of December 31, 2023.

As of December 31, 2023, the Corporation had total borrowing capacity of $8.2 billion with remaining borrowing capacity of approximately $4.9 billion with the FHLB. Advances from the FHLB, when utilized, are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

The following is included in senior and subordinated debt as of December 31:

	2023	2022
	(dollars in thousands)
Subordinated debt	$538,778	$543,601
Unamortized discounts and issuance costs	(3,394)	(3,967)
Total senior debt and subordinated debt	$535,384	$539,634

The following table summarizes the scheduled maturities of senior and subordinated debt with an original maturity of one year or more as of December 31, 2023 (dollars in thousands):

Year
2024	$168,778
2025	—
2026	—
2027	—
2028	—
Thereafter	370,000
Unamortized discounts and issuance costs	(3,394)
Total	$535,384

In December 2023, the Corporation retired $5.0 million of subordinated debt with a fixed-to-floating rate of 3.25% and effective rate of 3.35% maturing in 2030.

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

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS
The following table presents a summary of notional amounts and fair values of derivative financial instruments as of December 31:

	2023		2022
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$119,558	$460	$70,836	$182
Negative fair values	1,015	(2)	4,939	(51)
Forward Commitments
Positive fair values	—	—	—	—
Negative fair values	42,000	(854)	10,000	(147)
Interest Rate Derivatives with Customers
Positive fair values	824,659	22,656	171,317	3,337
Negative fair values	3,784,236	(222,530)	3,802,480	(280,401)
Interest Rate Derivatives with Dealer Counterparties(1)
Positive fair values	3,784,236	128,235	3,802,480	161,956
Negative fair values	824,659	(23,023)	171,317	(3,703)
Interest Rate Derivatives used in Cash Flow Hedges(1)
Positive fair values	2,500,000	6,189	600,000	1,321
Negative fair values	750,000	—	1,000,000	(12,163)
Foreign Exchange Contracts with Customers
Positive fair values	4,159	40	11,123	571
Negative fair values	13,353	(446)	3,672	(85)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	15,969	532	4,887	101
Negative fair values	6,112	(31)	8,280	(499)
(1) Fair values are net of a valuation allowance of $366.3 thousand as of December 31, 2023 and 2022.

In the third quarter of 2023, the Corporation recorded a $3.0 million reduction to other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR. For the year ended December 31, 2023, the full-year reduction to other non-interest income related to the transition from LIBOR to SOFR was $1.9 million.

The following table presents the effect of cash flow hedge accounting on AOCI for the year ended December 31, 2023 and 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Year ended December 31, 2023
Interest Rate Products	$19,598	$19,598	$—	Interest Income	$(27,546)	$(27,546)	$—
Interest Rate Products	(10,550)	(10,550)	—	Interest Expense	1,696	1,696	—
Total	$9,048	$9,048	$—		$(25,850)	$(25,850)	$—
Year ended December 31, 2022
Interest Rate Products	$(81,400)	$(81,400)	$—	Interest Income	$(7,761)	$(7,761)	$—
Total	$(81,400)	$(81,400)	$—		$(7,761)	$(7,761)	$—

The following table presents the effect of fair value and cash flow hedge accounting on the income statement for the year ended December 31:

	Consolidated Statements of Income Classification
	2023		2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(27,546)	$1,696	$(7,761)	$—
The effects of fair value and cash flow hedging:
Amount of gain or (loss) on cash flow hedging relationships	—	—	—	—
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(27,546)	1,696	(7,761)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(27,546)	1,696	(7,761)	—
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

During the next twelve months, the Corporation estimates that an additional $25.4 million will be reclassified as a decrease to interest income.

The following table presents the fair value gains (losses) on derivative financial instruments for the years ended December 31:

	Consolidated Statements of Income Classification	2023	2022	2021
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking	$(380)	$(2,360)	$(3,392)
Interest rate derivatives	Other income	(1,855)	—	1,050
Foreign exchange contracts	Other income	7	81	(36)
Net fair value gains/(losses) on derivative financial instruments		$(2,228)	$(2,279)	$(2,378)
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements as of December 31:

	2023	2022
	(dollars in thousands)
Amortized Cost (1)	$14,792	$7,180
Fair value	15,158	7,264
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $0.3 million for the year ended December 31, 2023. Losses related to changes in fair values of mortgage loans held for sale were $0.6 million for the year ended December 31, 2022, and losses related to changes in fair values of mortgage loans held for sale were $2.5 million for the year ended December 31, 2021. The gains and losses are recorded on the consolidated income statements as an adjustment to mortgage banking income.

Balance Sheet Offsetting

The fair values of interest rate derivative agreements and foreign exchange contracts the Corporation enters into with customers and dealer counterparties may be eligible for offset on the consolidated balance sheets if they are subject to master netting arrangements or similar agreements. The Corporation has elected to net its financial assets and liabilities designated as interest rate derivatives when offsetting is permitted. The following table presents the Corporation's financial instruments that are eligible for offset, and the effects of offsetting, on the consolidated balance sheets as of December 31:

Gross Amounts		Gross Amounts Not Offset
Recognized		on the Consolidated
on the		Balance Sheets
Consolidated		Financial	Cash	Net
Balance Sheets		Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
2023
Interest rate derivative assets	$157,080	$(15,154)	$—	$141,926
Foreign exchange derivative assets with correspondent banks	532	(532)	—	—
Total	$157,612	$(15,686)	$—	$141,926

Interest rate derivative liabilities	$245,553	$(21,343)	$(93,841)	$130,369
Foreign exchange derivative liabilities with correspondent banks	31	(532)	—	(501)
Total	$245,584	$(21,875)	$(93,841)	$129,868

2022
Interest rate derivative assets	$166,614	$(8,071)	$—	$158,543
Foreign exchange derivative assets with correspondent banks	101	(101)	—	—
Total	$166,715	$(8,172)	$—	$158,543

Interest rate derivative liabilities	$296,267	$(2,771)	$(127,638)	$165,858
Foreign exchange derivative liabilities with correspondent banks	499	(101)	—	398
Total	$296,766	$(2,872)	$(127,638)	$166,256

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

Cash Flow Hedge Terminations

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI are recognized as reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During 2023, $22.1 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

NOTE 12 - REGULATORY MATTERS
Regulatory Capital Requirements

The Corporation and the Bank are subject to regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Basel III Rules

The Basel III Rules provide a comprehensive framework and require the Corporation and the Bank to:

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

As of December 31, 2023 and 2022, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Basel III Rules.

As of December 31, 2023 and 2022, the Bank was well capitalized under the regulatory framework for prompt corrective action based on its capital ratio calculation. To be categorized as well capitalized, the bank was required to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the table below.

There are no conditions or events since December 31, 2023, that management believes have changed the institution's categories.
The following tables present the Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage requirements under the Basel III Rules as of December 31:

	2023
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$3,184,496	14.0%	$1,817,712	8.0%	N/A	N/A
Fulton Bank, N.A.	2,896,908	12.8	1,809,836	8.0	$2,262,295	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,541,819	11.2%	$1,363,284	6.0%	N/A	N/A
Fulton Bank, N.A	2,620,837	11.6	1,357,377	6.0	$1,809,836	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,348,941	10.3%	$1,022,463	4.5%	N/A	N/A
Fulton Bank, N.A	2,576,837	11.4	1,018,033	4.5	$1,470,492	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,541,819	9.5%	$1,072,189	4.0%	N/A	N/A
Fulton Bank, N.A	2,620,837	9.6	1,089,195	4.0	$1,361,494	5.0%
N/A - Not applicable as "well capitalized" applies to banks only.

	2022
	Actual		For Capital Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Corporation	$3,051,813	13.6%	$1,799,138	8.0%	N/A	N/A
Fulton Bank, N.A.	2,846,302	12.7	1,786,472	8.0	$2,233,090	10.0%
Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,447,018	10.9%	$1,349,353	6.0%	N/A	N/A
Fulton Bank, N.A	2,612,363	11.7	1,339,854	6.0	$1,786,472	8.0%
Common Equity Tier I Capital (to Risk-Weighted Assets):
Corporation	$2,254,140	10.0%	$1,012,015	4.5%	N/A	N/A
Fulton Bank, N.A	2,568,363	11.5	1,004,890	4.5	$1,451,508	6.5%
Tier I Leverage Capital (to Average Assets):
Corporation	$2,447,018	9.5%	$1,032,543	4.0%	N/A	N/A
Fulton Bank, N.A	2,612,363	10.1	1,035,915	4.0	$1,294,893	5.0%
N/A - Not applicable as "well capitalized" applies to banks only.

Dividend and Loan Limitations

The dividends that may be paid by the Bank to the Parent Company are subject to certain legal and regulatory limitations. The total amount available for payment of dividends by the Bank to the Parent Company calculated using the three-year earnings test was approximately $131.8 million as of December 31, 2023, based on the Bank maintaining enough capital to be considered well capitalized under the Basel III Rules.

Under current regulations, the Bank is limited in the amount it may loan to its affiliates, including the Parent Company. Loans to a single affiliate may not exceed 10%, and the aggregate of loans to all affiliates may not exceed 20% of the Bank's regulatory capital.

NOTE 13 - INCOME TAXES
The components of income taxes are as follows:

	2023	2022	2021
	(dollars in thousands)
Current tax expense:
Federal	$49,707	$44,478	$35,692
State	11,137	6,906	10,646
Total current tax expense	60,844	51,384	46,338
Deferred tax (benefit) expense:
Federal	3,021	8,974	11,081
State	576	(324)	1,329
Total deferred tax (benefit) expense	3,597	8,650	12,410
Total income tax expense	$64,441	$60,034	$58,748

The differences between the effective income tax rate and the federal statutory income tax rate are as follows:

	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
Tax credit investments	(1.3)	(2.0)	(3.0)
Tax-exempt income	(4.2)	(3.5)	(3.0)
Bank owned life insurance	(0.8)	(0.7)	(0.5)
State income taxes, net of federal benefit	2.6	1.2	2.6
Executive compensation	0.3	0.3	0.1
FDIC Premium	0.5	0.3	0.3
Other, net	0.4	0.7	0.1
Effective income tax rate	18.5%	17.3%	17.6%

The net DTA recorded by the Corporation is included in other assets and consists of the following tax effects of temporary differences as of December 31:

	2023	2022
	(dollars in thousands)
Deferred tax assets:
Unrealized holding losses on securities	$90,671	$110,689
Allowance for credit losses	71,013	65,481
State loss carryforwards	27,948	26,421
Lease liability	21,570	21,264
Other accrued expenses	11,082	10,059
Deferred compensation	10,215	9,014
Intangible assets	7,460	3,023
Stock-based compensation	5,129	4,681
Tax credit carryforwards	4,995	5,146
Other	5,469	5,223
Total gross deferred tax assets	$255,552	$261,001
Deferred tax liabilities:
Equipment lease financing	47,345	26,560
Right-of-use-asset	20,022	19,276
MSRs	7,158	7,750
Acquisition premiums/discounts	5,508	5,492
Postretirement and defined benefit plans	3,438	1,755
Tax credit investments	1,747	3,393
Premises and equipment	1,678	5,775
Other	—	16
Total gross deferred tax liabilities	$86,896	$70,017
Net deferred tax asset, before valuation allowance	168,656	190,984
Valuation allowance	(27,948)	(26,421)
Net deferred tax asset	$140,708	$164,563

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

The valuation allowance relates to state net operating loss carryforwards for which realizability is uncertain. As of December 31, 2023 and 2022, the Corporation had state net operating loss carryforwards of approximately $354 million and $335 million, respectively, which are available to offset future state taxable income, and expire at various dates through 2043.

As of December 31, 2023, based on the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its DTAs, net of the valuation allowance.

As of December 31, 2023, the Corporation had tax credit carryforwards related to TCIs of approximately $5 million. The Corporation recorded a DTA of $5 million, reflecting the benefit of these tax credit carryforwards, which will begin to expire in 2042 if not yet utilized.

Uncertain Tax Positions
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Balance at beginning of year	$1,228	$1,673	$2,151
Current period tax positions	147	112	120
Lapse of statute of limitations	(331)	(557)	(598)
Balance at end of year	$1,044	$1,228	$1,673

Virtually all of the Corporation's unrecognized tax benefits are for positions that are taken on an annual basis on state tax returns. Increases to unrecognized tax benefits will occur as a result of accruing for the nonrecognition of the position for the current year.

Decreases will occur as a result of the lapsing of the statute of limitations for the oldest outstanding year which includes the position. These offsetting increases and decreases are likely to continue in the future, including over the next twelve months. While the net effect on total unrecognized tax benefits during this period cannot be reasonably estimated, approximately $0.1 million is expected to reverse in 2024 due to lapsing of the statute of limitations. Decreases can also occur throughout the settlement of positions with taxing authorities.

As of December 31, 2023, if recognized, all of the Corporation's unrecognized tax benefits would impact the effective tax rate. Not included in the table above is $0.2 million of federal income tax benefit on unrecognized state tax benefits which, if recognized, would also impact the effective tax rate. Interest accrued related to unrecognized tax benefits is recorded as a component of income tax expense. Penalties, if incurred, would also be recognized in income tax expense. The Corporation recognized approximately $138 thousand and $121 thousand of recoveries in 2023 and 2022, respectively, for interest and penalties in income tax expense related to unrecognized tax positions. As of December 31, 2023 and 2022, total accrued interest and penalties related to unrecognized tax positions were approximately $0.3 million and $0.5 million, respectively.

The Corporation files income tax returns in the federal and various state jurisdictions. In most cases, unrecognized tax benefits are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local examinations by tax authorities for years before 2020.

Tax Credit Investments

The TCIs are included in other assets, with any unfunded equity commitments recorded in other liabilities on the consolidated balance sheets and changes are reflected in change in tax credit investments in the consolidated statements of cash flows.

In 2023, the Corporation adopted ASU 2023-02, which allows all TCIs to qualify for the proportional amortization method if: (1) it is probable that the income tax credits allocatable to the Corporation will be available; (2) the Corporation does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) substantially all of the projected benefits are from income tax credits and other income tax benefits; (4) the Corporation's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) the Corporation is a limited liability investor in the limited liability entity for both legal and tax purposes, and the Corporation’s liability is limited to its capital investment. See "Note 1 - Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements.

All TCIs held as of December 31, 2023 that qualify for the proportional amortization method, are amortized over the period the Corporation expects to receive the tax credits, with the expense included within income taxes on the consolidated statements of income and net income in the consolidated statements of cash flows.

All TCIs are evaluated for impairment at the end of each reporting period. There were no impairments recorded against TCIs during 2023.

The following table presents the balances of the Corporation's TCIs and related unfunded commitments as of December 31:

	2023	2022
Included in other assets:	(dollars in thousands)
Affordable housing tax credit investments, net	$170,115	$161,103
Other tax credit investments, net	35,907	61,077
Total TCIs, net	$206,022	$222,180
Included in other liabilities:
Unfunded affordable housing tax credit commitments	$58,312	$53,108
Other tax credit liabilities	28,361	46,814
Total unfunded tax credit commitments and liabilities	$86,673	$99,922

The following table presents other information relating to the Corporation's TCIs for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Components of income taxes:
Tax credits and benefits	$(28,748)	$(27,154)	$(28,141)
Amortization of tax credits and benefits, net of tax benefits	23,446	19,298	17,378
Deferred tax expense	610	766	639
Total reduction in income tax expense	$(4,692)	$(7,090)	$(10,124)
Amortization of TCIs:
Total amortization of TCIs	$—	$2,783	$6,187

NOTE 14 - NET INCOME PER COMMON SHARE
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

A reconciliation of weighted average common shares outstanding used to calculate basic and diluted net income per share follows:

	2023	2022	2021
	(in thousands)
Weighted average common shares outstanding (basic)	165,241	164,119	162,233
Impact of common stock equivalents	1,528	1,353	1,074
Weighted average common shares outstanding (diluted)	166,769	165,472	163,307

`

NOTE 15 - SHAREHOLDERS' EQUITY
Preferred Stock

On October 29, 2020, the Corporation issued 8.0 million depositary shares ("Depositary Shares"), each representing a 1/40th interest in a share of the Corporation's 5.125% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A, of which 200,000 are authorized and issued, with a liquidation preference of $1,000 per share (equivalent to $25.00 per Depositary Share), for an aggregate offering amount of $200 million. The preferred stock is redeemable, at the Corporation's option, in whole or in part, on and after January 15, 2026, and redeemable in whole, but not in part, prior to January 15, 2026 within 90 days following the occurrence of a regulatory capital treatment event.

Stock Reissuance

On July 1, 2022, the Corporation reissued 6,208,516 shares of common stock that had been held as Treasury stock in connection with the Merger.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of other comprehensive income (loss) for the years ended December 31:

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
2023
Unrealized gain (loss) on securities	$46,572	$(10,549)	$36,023
Reclassification adjustment for securities gains (losses) included in net income(1)	(733)	166	(567)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	7,644	(1,731)	5,913
Net unrealized holding gains (loss) arising during the period on interest rate derivatives used in cash flow hedges	9,048	(2,050)	6,998
Reclassification adjustment for net loss (gain) realized in net income on interest rate derivatives used in cash flow hedges	25,850	(5,855)	19,995
Unrecognized pension and postretirement income (cost)	6,162	(1,385)	4,777
Amortization of net unrecognized pension and postretirement items(3)	73	(16)	57
Total Other Comprehensive Income	$94,616	$(21,420)	$73,196
2022
Unrealized gain (loss) on securities	$(403,606)	$91,437	$(312,169)
Reclassification adjustment for securities gains (losses) included in net income(1)	(27)	7	(20)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	(57,509)	13,026	(44,483)
Net unrealized holding gain (loss) arising during the period on interest rate derivatives used in cash flow hedges	(81,400)	18,437	(62,963)
Reclassification adjustment for net loss (gain) realized in net income on interest rate derivatives used in cash flow hedges	7,761	(1,757)	6,004
Unrecognized pension and postretirement income (cost)	825	(181)	644
Amortization of net unrecognized pension and postretirement items(3)	128	(28)	100
Total Other Comprehensive (Loss)	$(533,828)	$120,941	$(412,887)
2021
Unrealized gain (loss) on securities	$(23,222)	$5,274	$(17,948)
Reclassification adjustment for securities gains (losses) included in net income(1)	(33,516)	7,611	(25,905)
Amortization of net unrealized gains (losses) on AFS transferred to HTM(2)	3,485	(795)	2,690
Net unrealized holding gains (loss) arising during the period on interest rate derivatives used in cash flow hedges	(3,452)	782	(2,670)
Reclassification adjustment for net loss realized in net income on interest rate swaps used in cash flow hedges	(2,776)	629	(2,147)
Unrecognized pension and postretirement income (cost)	9,147	(2,003)	7,144
Amortization of net unrecognized pension and postretirement items(3)	1,480	(324)	1,156
Total Other Comprehensive Income (Loss)	$(48,854)	$11,174	$(37,680)
A
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
17 - Employee Benefit Plans," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Balance at December 31, 2020	$81,604	$—	$(16,513)	$65,091
OCI before reclassifications	(17,948)	—	7,144	(10,804)
Amounts reclassified from AOCI gain (loss)	(25,905)	(4,817)	1,156	(29,566)
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	2,690	—	—	2,690
Balance at December 31, 2021	40,441	(4,817)	(8,213)	27,411
OCI before reclassifications	(312,169)	(62,963)	644	(374,488)
Amounts reclassified from AOCI	(20)	6,004	100	6,084
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	(44,483)	—	—	(44,483)
Balance at December 31, 2022	(316,231)	(61,776)	(7,469)	(385,476)
OCI before reclassifications	36,023	6,998	4,777	47,798
Amounts reclassified from AOCI	(567)	19,995	57	19,485
Amortization of net unrealized gains (losses) on AFS securities transferred to HTM	5,913	—	—	5,913
Balance at December 31, 2023	$(274,862)	$(34,783)	$(2,635)	$(312,280)

Common Stock Repurchase Programs

On December 19, 2023, the Corporation announced that its Board of Directors approved the 2024 Repurchase Program. The 2024 Repurchase Program will expire on December 31, 2024. Under the 2024 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase the Corporation's Preferred Stock and outstanding subordinated notes through December 31, 2024. The 2024 Repurchase Program may be discontinued at any time.

On December 20, 2022, the Corporation announced that its Board of Directors approved the 2023 Repurchase Program. Under the 2023 Repurchase Program, the Corporation is authorized to repurchase up to $100.0 million of its common stock, or approximately 3.6% of its outstanding shares, through December 31, 2023. During 2023, 5.0 million shares were repurchased at a total cost of $77.1 million or $15.32 per share, under the 2023 Repurchase Program.

On March 21, 2022, the Corporation announced that its Board of Directors approved the repurchase of up to $75 million of shares of the Corporation's common stock commencing on April 1, 2022 and expiring on December 31, 2022. No shares of the Corporation's common stock were repurchased under this program during 2022.

On February 9, 2021, the Corporation announced that its Board of Directors approved the share repurchase of up to $75.0 million of the Corporation's common stock through December 31, 2021. On November 19, 2021, the Corporation announced that its Board of Directors approved the extension of this program through March 31, 2022. During 2021, 2.8 million shares were repurchased at a total cost of $43.9 million, or $15.65 per share, under this program. No shares of the Corporation's common stock were repurchased under this program during 2022.

Under these repurchase programs, repurchased shares are added to treasury stock, at cost. As permitted by securities laws and other legal requirements, and subject to market conditions and other factors, purchases may be made from time to time in open market or privately negotiated transactions, including, without limitation, through accelerated share repurchase transactions.

NOTE 16 - STOCK-BASED COMPENSATION PLANS
The following table presents compensation expense and related tax benefits for all equity awards recognized in the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(dollars in thousands)
Compensation expense	$11,265	$15,081	$9,264
Tax benefit	(2,484)	(2,690)	(2,027)
Total stock-based compensation, net of tax	$8,781	$12,391	$7,237

The tax benefits as a percentage of compensation expense, as shown in the preceding table, were 22.1%, 17.8% and 21.9% in 2023, 2022 and 2021, respectively. These percentages differ from the Corporation's federal statutory tax rate of 21%. Tax benefits are only recognized over the vesting period for awards that ordinarily will generate a tax deduction when exercised, in the case of non-qualified stock options, or upon vesting, in the case of restricted stock, RSUs, and PSUs. Tax benefits in excess of the tax rate resulted from incentive stock option exercises that triggered a tax deduction when they were exercised and excess tax benefits realized on vesting RSUs and PSUs during the period.

The following table provides information about stock option activity for the year ended December 31, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable as of December 31, 2022	108,464	$12.11
Granted	—	—
Exercised	(68,134)	11.81
Forfeited	—	—
Expired	(195)	11.58
Outstanding and exercisable as of December 31, 2023	40,135	$12.61	0.3 years	$0.2

The following table presents information about stock options exercised for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(dollars in thousands)
Number of options exercised	68,134	130,503	148,670
Total intrinsic value of options exercised	$249	$842	$801
Cash received from options exercised	$805	$1,402	$1,651
Tax benefit from options exercised	$47	$163	$155

Upon exercise, the Corporation issues shares from its authorized, but unissued, common stock to satisfy the options.

The following table provides information about nonvested restricted stock, RSUs and PSUs granted under the Employee Equity Plan and Directors' Plan for the year ended December 31, 2023:

	Restricted Stock/RSUs/PSUs(1)
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	2,524,196	$14.16
Granted	1,026,492	11.85
Vested	(806,481)	11.79
Forfeited	(81,736)	13.21
Nonvested as of December 31, 2023	2,662,471	$14.24
(1) There were no nonvested stock options at December 31, 2023 or 2022.

As of December 31, 2023, there was $10.6 million of total unrecognized compensation cost (pre-tax) related to restricted stock, RSUs and PSUs that will be recognized as compensation expense over a weighted average period of 1.7 years. As of December 31, 2023, the Employee Equity Plan had 4.4 million shares reserved for future grants through 2032, and the Directors' Plan had 398.3 thousand shares reserved for future grants through 2033.

The fair value of certain PSUs with market-based performance conditions granted under the Employee Equity Plan was estimated on the grant date using the Monte Carlo valuation methodology performed by a third-party valuation expert. This valuation is dependent upon certain assumptions, as summarized in the following table:

	2023	2022	2021
Risk-free interest rate	3.84%	2.84%	0.25%
Volatility of Corporation’s stock	35.63%	43.46%	42.55%
Expected life of PSUs	3 years	3 years	3 years

The expected life of the PSUs with fair values measured using the Monte Carlo valuation methodology was based on the defined performance period of three years. Volatility of the Corporation's stock was based on historical volatility for the period commensurate with the expected life of the PSUs. The risk-free interest rate is the zero-coupon U.S. Treasury rate commensurate with the expected life of the PSUs on the date of the grant. Based on the assumptions above, the Corporation calculated an estimated fair value per PSU with market-based performance conditions granted in 2023, 2022 and 2021 of $10.63, $14.93 and $16.94, respectively.

Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock on the date of purchase. The ESPP is considered to be a compensatory plan and, as such, compensation expense is recognized for the 15% discount on shares purchased. The following table summarizes activity under the ESPP:

	2023	2022	2021
ESPP shares purchased	162,667	134,645	134,156
Average purchase price per share (85% of market value)	$11.68	$14.06	$13.92
Compensation expense recognized (in thousands)	$348	$334	$329

NOTE 17 - EMPLOYEE BENEFIT PLANS
The following summarizes retirement plan expense for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
401(k) Retirement Plan	$11,930	$10,988	$10,338
Pension Plan	464	(1,347)	217
Total	$12,394	$9,641	$10,555

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

Pension Plan

The net periodic pension cost for the Pension Plan, as determined by consulting actuaries, consisted of the following components for the years ended December 31:

	2023	2022	2021
	(dollars in thousands)
Interest cost	$3,269	$2,393	$2,244
Expected return on assets	(3,436)	(4,393)	(4,044)
Net amortization and deferral	631	653	2,017
Net periodic pension cost	$464	$(1,347)	$217
The following table summarizes the changes in the projected benefit obligation and fair value of Pension Plan assets for the plan years ended December 31:

	2023	2022
	(dollars in thousands)
Projected benefit obligation at beginning of year	$68,716	$87,530
Interest cost	3,269	2,393
Benefit payments	(4,687)	(4,502)
Change in assumptions	1,492	(17,131)
Experience gain	162	426
Projected benefit obligation at end of year	$68,952	$68,716

Fair value of plan assets at beginning of year	$78,137	$94,115
Actual return on plan assets	11,209	(11,476)
Benefit payments	(4,687)	(4,502)
Fair value of plan assets at end of year	$84,659	$78,137

The following table presents the funded status of the Pension Plan, included in other assets and other liabilities on the consolidated balance sheets, as of December 31:

	2023	2022
	(dollars in thousands)
Projected benefit obligation	$(68,952)	$(68,716)
Fair value of plan assets	84,659	78,137
Funded status	$15,707	$9,421

The following table summarizes the changes in the unrecognized net loss included as a component of AOCI:

	Unrecognized Net Loss
	Before tax	Net of tax
	(dollars in thousands)
Balance as of December 31, 2021	$13,558	$10,545
Recognized as a component of 2022 periodic pension cost	(653)	(510)
Unrecognized losses arising in 2022	(835)	(651)
Balance as of December 31, 2022	12,070	9,384
Recognized as a component of 2023 periodic pension cost	(631)	(492)
Unrecognized losses arising in 2023	(6,119)	(4,775)
Balance as of December 31, 2023	$5,320	$4,117

The following rates were used to calculate the net periodic pension cost and the present value of benefit obligations as of December 31:

	2023	2022	2021
Discount rate-projected benefit obligation	4.73%	4.93%	2.80%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The discount rates used were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Pension Plan's expected benefit payments.

The 5.00% long-term rate of return on plan assets used to calculate the net periodic pension cost was based on historical returns, adjusted for expectations of long-term asset returns based on the December 31, 2023 weighted average asset allocations. The expected long-term return is considered to be appropriate based on the asset mix and the historical returns realized.

The following table presents a summary of the fair values of the Pension Plan's assets as of December 31:

	2023		2022
	Estimated Fair Value	% of Total Assets	Estimated Fair Value	% of Total Assets
	(dollars in thousands)
Equity mutual funds	$27,998		$23,338
Equity common trust funds	20,246		16,919
Equity securities	48,244	57.0%	40,257	51.5%
Cash and money market funds	6,276		9,102
Fixed income mutual funds	12,639		15,252
Corporate debt securities	2,600		2,324
U.S. Government agency securities	9,908		7,041
Fixed income securities and cash	31,423	37.1%	33,719	43.2%
Other alternative investment funds	4,992	5.9%	4,161	5.3%
Total	$84,659	100.0%	$78,137	100.0%

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

Estimated future benefit payments are as follows (in thousands):

Year
2024	$4,799
2025	4,852
2026	4,942
2027	5,007
2028	5,002
Thereafter	24,638
Total	$49,240

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

Information regarding the Prudential Bancorp Pension Plan as of December 31, 2023 is as follows:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
(dollars in thousands)
Plan Employer Identification Number	23-1928421
The Corporation's contribution for the year ended December 31, 2023(1)	$358
Are the Corporation's contributions more than 5% of total contributions?	No
Funded Status	80.12%
(1) Includes 2024 prepayment of $140 thousand.

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

The components of the net benefit for Postretirement Plan other than pensions are as follows:

	2023	2022	2021
	(dollars in thousands)
Interest cost	$42	$34	$32
Net amortization and deferral	(558)	(525)	(536)
Net postretirement benefit	$(516)	$(491)	$(504)

This table summarizes the changes in the accumulated postretirement benefit obligation for the years ended December 31:

	2023	2022
	(dollars in thousands)
Accumulated postretirement benefit obligation at beginning of year	$972	$1,244
Interest cost	42	34
Benefit payments	(147)	(155)
Change in experience	(31)	51
Change in assumptions	8	(202)
Accumulated postretirement benefit obligation at end of year	$844	$972

The fair values of the Postretirement Plan assets were $0 as of both December 31, 2023 and 2022. The funded status of the Postretirement Plan, included in other liabilities on the consolidated balance sheets as of December 31, 2023 and 2022 was $0.8 million and $1.0 million, respectively.

The following table summarizes the changes in items recognized as a component of accumulated other comprehensive income (loss):

	Before tax
	Unrecognized Prior Service Cost	Unrecognized Net Loss (Gain)	Total	Net of tax
	(dollars in thousands)
Balance as of December 31, 2021	$(2,548)	$(729)	$(3,277)	$(2,556)
Recognized as a component of 2022 postretirement cost	464	61	525	410
Unrecognized gains arising in 2022	—	(150)	(150)	(118)
Balance as of December 31, 2022	(2,084)	(818)	(2,902)	(2,264)
Recognized as a component of 2023 postretirement cost	464	94	558	435
Unrecognized gains arising in 2023	—	(23)	(23)	(18)
Balance as of December 31, 2023	$(1,620)	$(747)	$(2,367)	$(1,847)

The following rates were used to calculate net periodic postretirement benefit cost and the present value of benefit obligations as of December 31:

	2023	2022	2021
Discount rate-projected benefit obligation	4.73%	4.93%	2.80%
Expected long-term rate of return on plan assets	3.00%	3.00%	3.00%
The discount rates used to calculate the accumulated postretirement benefit obligation were determined using the FTSE Pension Discount Curve (formerly, the Citigroup Average Life discount rate table), as adjusted based on the Postretirement Plan's expected benefit payments.

Estimated future benefit payments under the Postretirement Plan are as follows (dollars in thousands):

Year
2024	$134
2025	122
2026	110
2027	99
2028	88
Thereafter	304
Total	$857

NOTE 18 - LEASES
The Corporation has operating leases for certain financial centers, corporate offices and land.

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income (dollars in thousands):

	2023	2022	2021
Operating lease expense	$19,372	$17,766	$16,345
Variable lease expense	3,160	3,017	1,384
Sublease income	(1,111)	(964)	(860)
Total lease expense	$21,421	$19,819	$16,869

Supplemental consolidated balance sheet information related to leases was as follows as of December 31 (dollars in thousands):

Operating Leases	Balance Sheet Classification	2023	2022
ROU assets	Other assets	$88,188	$85,103
Lease liabilities	Other liabilities	$95,230	$93,883
Weighted average remaining lease term		6.48 years	6.75 years
Weighted average discount rate		3.34%	2.89%

The discount rate used in determining the lease liability for each individual lease is the FHLB fixed advance rate which corresponds with the remaining lease term.

Supplemental cash flow information related to operating leases was as follows (dollars in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$20,898	$19,405
ROU assets obtained in exchange for lease obligations	20,184	18,715

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liability were as follows (dollars in thousands):

Year	Operating Leases
2024	$20,391
2025	18,299
2026	16,603
2027	14,204
2028	11,022
Thereafter	25,948
Total lease payments	106,467
Less: imputed interest	(11,237)
Present value of lease liabilities	$95,230

As of December 31, 2023, the Corporation had not entered into any significant leases that have not yet commenced.

NOTE 19 - FAIR VALUE MEASUREMENTS
The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$15,158	$—	$15,158
Available for sale investment securities:
U.S. Government securities	42,161	—	—	42,161
U.S. Government-sponsored agency securities	—	1,010	—	1,010
State and municipal securities	—	1,072,013	—	1,072,013
Corporate debt securities	—	440,551	—	440,551
Collateralized mortgage obligations	—	111,434	—	111,434
Residential mortgage-backed securities	—	196,795	—	196,795
Commercial mortgage-backed securities	—	534,388	—	534,388
Total available for sale investment securities	42,161	2,356,191	—	2,398,352
Other assets:
Investments held in Rabbi Trust	29,819	—	—	29,819
Derivative assets	572	157,540	—	158,112
Total assets	$72,552	$2,528,889	$—	$2,601,441
Other liabilities:
Deferred compensation liabilities	$29,819	$—	$—	$29,819
Derivative liabilities	477	246,157	—	246,634
Total liabilities	$30,296	$246,157	$—	$276,453

	2022
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$7,264	$—	$7,264
Available for sale investment securities:
U.S. Government securities	218,485	—	—	218,485
U.S. Government-sponsored agency securities	—	1,008	—	1,008
State and municipal securities	—	1,105,712	—	1,105,712
Corporate debt securities	—	422,309	—	422,309
Collateralized mortgage obligations	—	134,033	—	134,033
Residential mortgage-backed securities	—	212,698	—	212,698
Commercial mortgage-backed securities	—	552,522	—	552,522
Total available for sale investment securities	218,485	2,428,282	—	2,646,767
Other assets:
Investments held in Rabbi Trust	23,435	—	—	23,435
Derivative assets	672	166,796	—	167,468
Total assets	$242,592	$2,602,342	$—	$2,844,934
Other liabilities:
Deferred compensation liabilities	$23,435	$—	$—	$23,435
Derivative liabilities	584	296,465	—	297,049
Total liabilities	$24,019	$296,465	$—	$320,484

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2023 and 2022, were measured as the price that secondary market investors were offering for loans with similar characteristics. See "Note 1 - Summary of Significant Accounting Policies" for details related to the Corporation's election to measure assets and liabilities at fair value.

Available for sale investment securities - Included in this asset category are debt securities. Level 2 investment securities are valued by a third-party pricing service. The pricing service uses pricing models that vary based on asset class and incorporate available market information, including quoted prices of investment securities with similar characteristics. Because many fixed income securities do not trade on a daily basis, pricing models use available information, as applicable, through processes such as benchmark yield curves, benchmarking of like securities, sector groupings and matrix pricing.

Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications. For certain security types, additional inputs may be used, or some of the standard market inputs may not be applicable.

•U.S. Government securities - These securities are classified as Level 1. Fair values are based on quoted prices with active markets.

•U.S. Government-sponsored agency securities - These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities - These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•Corporate debt securities - This category consists of subordinated and senior debt issued by financial institutions ($433.4 million at December 31, 2023 and $415.4 million at December 31, 2022) and other corporate debt issued by non-financial institutions ($7.2 million at December 31, 2023 and $6.9 million at December 31, 2022).

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at December 31, 2023 and 2022. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Investments held in Rabbi Trust - This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets - Fair value of foreign currency exchange contracts classified as Level 1 assets ($0.6 million at December 31, 2023 and $0.7 million at December 31, 2022). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.5 million at December 31, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($157.1 million at December 31, 2023 and $166.6 million at December 31, 2022). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 11 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities - Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities - Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.5 million and $0.6 million at December 31, 2023 and 2022, respectively).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.9 million at December 31, 2023 and $0.2 million at December 31, 2022) and the fair value of interest rate derivatives ($245.6 million at December 31, 2023 and $296.3 million at December 31, 2022).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	2023	2022
	(dollars in thousands)
Loans, net	$102,135	$121,115
OREO	896	5,790
MSRs(1)	49,696	50,044
Total assets	$152,727	$176,949
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the December 31, 2023 valuation were 7.4% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 8 - Mortgage Servicing Rights," for additional information. Changes in any of those inputs, in isolation, could result in a significantly different fair value measurement, as depicted in the table below:

Significant Input	Scenario Shock	% Change in Valuation
Prepayment Rate	+ 15%	(4)%
Prepayment Rate	- 15%	4%
Discount Rate	- 200 bps	10%
Discount Rate	+ 200 bps	(8)%

The following table details the book values and the estimated fair values of the Corporation's financial instruments as of December 31, 2023 and 2022. A general description of the methods and assumptions used to estimate such fair values is also provided.

	2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$549,710	$549,710	$—	$—	$549,710
FRB and FHLB stock	124,405	—	124,405	—	124,405
Loans held for sale	15,158	—	15,158	—	15,158
AFS securities	2,398,352	42,161	2,356,191	—	2,398,352
HTM securities	1,267,922	—	1,072,207	—	1,072,207
Loans, net	21,057,690	—	—	19,930,560	19,930,560
Accrued interest receivable	107,972	107,972	—	—	107,972
Other assets	661,067	452,935	157,540	50,592	661,067
FINANCIAL LIABILITIES
Demand and savings deposits	$17,653,690	$17,653,690	$—	$—	$17,653,690
Brokered deposits	1,144,692	145,987	999,392	—	1,145,379
Time deposits	2,739,241	—	2,714,709	—	2,714,709
Accrued interest payable	35,083	35,083	—	—	35,083
Federal funds purchased	240,000	240,000	—	—	240,000
Federal Home Loan Bank advances	1,100,000	1,094,013	—	—	1,094,013
Senior debt and subordinated debt	535,384	—	463,270	—	463,270
Other borrowings	612,142	611,269	837	—	612,106
Other liabilities	429,046	165,635	246,157	17,254	429,046

	2022
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
FINANCIAL ASSETS	(dollars in thousands)
Cash and cash equivalents	$681,921	$681,921	$—	$—	$681,921
FRB and FHLB stock	130,186	—	130,186	—	130,186
Loans held for sale	7,264	—	7,264	—	7,264
AFS securities	2,646,767	218,485	2,428,282	—	2,646,767
HTM securities	1,321,256	—	1,125,049	—	1,125,049
Loans, net	20,010,181	—	—	18,862,701	18,862,701
Accrued interest receivable	91,579	91,579	—	—	91,579
Other assets	642,049	419,419	166,796	55,834	642,049
FINANCIAL LIABILITIES
Demand and savings deposits	$18,851,912	$18,851,912	$—	$—	$18,851,912
Brokered deposits	208,416	188,416	25,085	—	213,501
Time deposits	1,589,210	—	1,574,747	—	1,574,747
Accrued interest payable	10,185	10,185	—	—	10,185
Federal funds purchased	191,000	190,998	—	—	190,998
Federal Home Loan Bank advances	1,250,000	1,249,629	—	—	1,249,629
Senior debt and subordinated debt	539,634	—	456,867	—	456,867
Other borrowings	890,573	889,393	1,180	—	890,573
Other liabilities	467,705	154,912	296,465	16,328	467,705

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

As of December 31, 2023, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consist of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits is determined in a manner consistent with the respective type of deposits discussed above.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Commitments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its borrowers or obligors.

Commitments to extend credit are agreements to lend to a borrowers or obligors as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower or obligor. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each borrower or obligor's creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon extension of credit is based on management's credit evaluation of the borrower or obligor. Collateral held varies but may include accounts receivable, inventory, property, equipment and income-producing commercial properties.

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

The Corporation has commitments to extend credit and letters of credit.

The following table presents the Corporation's commitments to extend credit and letters of credit:

	2023	2022
	(dollars in thousands)
Commercial and industrial	$4,929,981	$4,832,858
Real estate - commercial mortgage and real estate - construction	1,867,830	1,972,505
Real estate - home equity	1,992,700	1,890,258
Total commitments to extend credit	$8,790,511	$8,695,621

Standby letters of credit	$264,440	$260,829
Commercial letters of credit	67,396	49,288
Total letters of credit	$331,836	$310,117

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of December 31, 2023 and 2022, the total reserve for losses on residential mortgage loans sold was $1.8 million and $1.4 million, for each period, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL for OBS credit exposures of $2.7 million and $6.0 million as of December 31, 2023 and December 31, 2022, respectively, related to additional credit exposure for potential loan repurchases.

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

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
	(dollars in thousands)
ASSETS
Cash and cash equivalents	$171,433	$169,208
Other assets	62,500	58,497
Receivable from subsidiaries	276,215	194,869
Investments in:
Bank subsidiary	2,794,106	2,708,663
Non-bank subsidiaries	42,496	38,348
Total Assets	$3,346,750	$3,169,585
LIABILITIES AND EQUITY
Senior and subordinated debt	$535,384	$539,634
Other liabilities	51,227	50,194
Total Liabilities	586,611	589,828
Shareholders' equity	2,760,139	2,579,757
Total Liabilities and Shareholders' Equity	$3,346,750	$3,169,585

CONDENSED STATEMENTS OF INCOME

	2023	2022	2021
	(dollars in thousands)
Income:
Dividends from subsidiaries	$300,000	$207,000	$469,339
Other	794	725	258
	300,794	207,725	469,597
Expenses	37,448	51,887	58,527
Income before income taxes and equity in undistributed net income of subsidiaries	263,346	155,838	411,070
Income tax benefit	(7,861)	(12,331)	(12,516)
	271,207	168,169	423,586
Equity in undistributed net income (loss) of:
Bank subsidiaries	8,932	121,388	(133,157)
Non-bank subsidiaries	4,141	(2,576)	(14,932)
Net Income	284,280	286,981	275,497
Preferred stock dividends	(10,248)	(10,248)	(10,277)
Net Income Available to Common Shareholders	$274,032	$276,733	$265,220

CONDENSED STATEMENTS OF CASH FLOWS

	2023	2022	2021
	(dollars in thousands)
Cash Flows From Operating Activities:
Net Income	$284,280	$286,981	$275,497
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of issuance costs and discount of long-term debt	750	724	1,846
Stock-based compensation	12,540	14,000	8,402
Net change in other assets	(37,591)	44,790	119,822
Equity in undistributed net (income) loss of subsidiaries	(13,073)	(120,213)	148,091
Write-off of unamortized costs on trust preferred securities	—	—	12,390
Net change in other liabilities and payable to non-bank subsidiaries	(50,047)	(198,349)	78,716
Total adjustments	(87,421)	(259,048)	369,267
Net cash provided by operating activities	196,859	27,933	644,764
Cash Flows From Investing Activities
Net cash paid for acquisition	—	(21,811)	—
Net cash used in investing activities	—	(21,811)	—
Cash Flows From Financing Activities:
Repayments of long-term borrowings	(5,000)	(81,496)	(153,612)
Net proceeds from issuance of common stock	3,160	7,876	7,437
Dividends paid	(115,738)	(116,009)	(112,028)
Acquisition of treasury stock	(77,056)	—	(43,909)
Net cash used in financing activities	(194,634)	(189,629)	(302,112)
Net increase (decrease) in Cash and Cash Equivalents	2,225	(183,507)	342,652
Cash and Cash Equivalents at Beginning of Year	169,208	352,715	10,063
Cash and Cash Equivalents at End of Year	$171,433	$169,208	$352,715

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

Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, the Corporation's internal control over financial reporting is effective based on those criteria.

/s/ CURTIS J. MYERS
Curtis J. Myers Chairman and Chief Executive Officer

/s/ BETH ANN L. CHIVINSKI
Beth Ann L. Chivinski Senior Executive Vice President and Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Fulton Financial Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fulton Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of the allowance for credit losses related to loans evaluated collectively for expected credit losses

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses related to loans evaluated collectively for expected credit losses (collective ACL) was $254.8 million, of a total allowance for credit losses of $293.4 million as of December 31, 2023. The collective ACL includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics and uses an undiscounted approach. The Company estimates the collective ACL by applying a probability of default (PD) and loss given default (LGD) to the exposure at default (EAD) at the loan level. The PD models are econometric regression models that utilize the Company’s historical credit loss experience and incorporate a reasonable and supportable economic forecast through the use of externally developed macroeconomic scenarios. After a reasonable and supportable forecast period, the forecasted PD rates revert back to a historical average PD rate. The LGD model calculates an LGD estimate for each loan pool utilizing a loss rate approach that is based on the Company’s historical charge-off experience. The EAD calculation incorporates constant pre-payment rates, and inputs related to loan level cash flows, maturity dates, and interest rates. The constant pre-payment rates utilized in the EAD calculation are sourced from a prepayment calculation that utilizes the Company’s historical loan prepayment history to develop prepayment speeds. The collective ACL also includes qualitative reserve adjustments for factors that are not fully captured in the quantitative models.

We identified the assessment of the valuation of the collective ACL as a critical audit matter. Such assessment involved significant measurement uncertainty requiring especially complex auditor judgment, and specialized skills and knowledge of the industry. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained. The assessment of the collective ACL encompassed the evaluation of the overall ACL methodology, which includes the methods and models used to estimate the PD, LGD, and EAD and their key assumptions and inputs. Key assumptions and inputs used in the estimation of the PD rate include historical default observations, the historical observation period, loan pool segmentation including the use of credit risk ratings for commercial and industrial loans, commercial mortgages and construction loans, and a reasonable and supportable economic forecast which includes reversion to historical average default rates. Key assumptions and inputs used in the estimation of the LGD rate include the loan pool segmentation, historical loss observations, and the historical observation period. Key assumptions and inputs used in the estimation of the EAD include a constant prepayment rate (CPR) and loan level cash flow adjustments. Key assumptions and inputs used in the estimation of the CPR include historical prepayment observations, interest rates, the historical observation period, and loan pool segmentation. The assessment also included an evaluation of the qualitative adjustments, including an evaluation of the methods used by management in estimating this reserve. The collective ACL estimate is sensitive to changes in the assumptions discussed above, such that changes in these assumptions can cause significant changes to the estimate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's measurement of the collective ACL estimate, including controls over the:

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

We evaluated the Company's process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, assumptions, and related methodologies. In addition, we involved credit risk professionals with specialized skills and knowledge who assisted in:

•evaluating the Company's collective ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating the assumptions and methodologies used in developing the PD rates, LGD rates, and EAD estimate and judgments made by the Company relative to performance monitoring by inspecting management's model and methodology documentation and through comparisons against Company specific metrics, the Company's business environment, and applicable industry and regulatory practices

•determining whether loans are pooled by similar risk characteristics by comparing to the Company's business environment and relevant industry practices

•testing individual credit ratings for a selection of borrowers by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees and underlying collateral

•evaluating the methodology used to develop the qualitative adjustments by inspecting management's methodology and development documentation and assessing the effects of these factors on the collective ACL estimate compared with relevant industry practices and Company specific metrics.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company's accounting practices, and potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company's auditor since 2002.

Philadelphia, Pennsylvania
February 29, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation's Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2023, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

The "Management Report on Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" may be found in "Item 8, Financial Statements and Supplementary Data" of this document.

Changes in Internal Control over Financial Reporting

Curtis J. Myers became Chief Executive Officer on January 1, 2023.

Other than the above, there have been no changes in the Corporation's internal control over financial reporting during the Corporation's fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

    None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as furnished below, the information required to be furnished pursuant to this Item 10 is incorporated herein by reference to the Corporation’s 2024 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2023 fiscal year.
The Corporation has adopted a code of ethics (Code of Conduct) that applies to all directors, officers and employees, including the Corporation's principal executive officer, principal financial officer and principal accounting officer or controller. A copy of the Code of Conduct may be obtained free of charge by writing to the Corporate Secretary at Fulton Financial Corporation, P.O. Box 4887, Lancaster, Pennsylvania 17604-4887, and is also available via the Internet at www.fultonbank.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, at the Internet address specified above.

Item 11. Executive Compensation
The information required to be furnished pursuant to this Item 11 is incorporated herein by reference to the Corporation’s 2024 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished pursuant to this Item 12 is incorporated herein by reference to the Corporation’s 2024 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2023 fiscal year.
Incorporated by reference herein is the information appearing under the heading "Securities Authorized for Issuance under Equity Compensation Plans" within "Item 5, Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required to be furnished pursuant to this Item 13 is incorporated herein by reference to the Corporation’s 2024 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2023 fiscal year.

Item 14. Principal Accountant Fees and Services
Except as furnished below, the information required to be furnished pursuant to this Item 14 is incorporated herein by reference to the Corporation’s 2024 Proxy Statement, which the Corporation intends to file with the SEC not later than 120 days after the end of the 2023 fiscal year.
The Corporation's independent registered accounting firm is KPMG LLP, Philadelphia, PA.
Auditor Firm ID: 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

1.	Financial Statements — The following consolidated financial statements of Fulton Financial Corporation and subsidiaries are incorporated herein by reference in response to Item 8 above:
	(i)	Consolidated Balance Sheets - December 31, 2023 and 2022.
	(ii)	Consolidated Statements of Income - Years ended December 31, 2023, 2022 and 2021.
	(iii)	Consolidated Statements of Comprehensive Income - Years ended December 31, 2023, 2022 and 2021.
	(iii)	Consolidated Statements of Shareholders' Equity - Years ended December 31, 2023, 2022 and 2021.
	(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022 and 2021.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
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

4.9
Deposit Agreement, dated October 29, 2020, among Fulton Financial Corporation, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on October 29, 2020).

4.10		Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.12).

4.11
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

10.2
Form of Key Employee Change in Control Agreement between Fulton Financial Corporation and certain Executive Officers of Fulton Financial Corporation (Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed January 4, 2018). *

10.3	Form of Death Benefit Only Agreement (Incorporated by reference to Exhibit 10.9 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2006). *
10.4
Fulton Financial Corporation 2022 Amended and Restated Equity and Cash Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 19, 2022). *

10.5
Amended Executive Employment Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.6
Amended Key Employee Change in Control Agreement between Fulton Financial Corporation and Curtis J. Myers, dated January 1, 2023 (Incorporated by reference to exhibit 10.2 of the Fulton Financial Corporation Current Report on Form 8-K filed December 22, 2022). *

10.7
Form of Option Award and Form of Restricted Stock Award between Fulton Financial Corporation and Officers of the Corporation (Incorporated by reference to Exhibits 10.1 and 10.2, respectively, of the Fulton Financial Corporation Current Report on Form 8-K filed June 19, 2013). *

10.8
Form of Time-Vested Restricted Stock Unit Award Agreement, Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component and Form of Performance Restricted Stock Unit Award Agreement Profit Trigger Component (Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 respectively, of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023). *

10.9
Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to Fulton Financial Corporation's definitive proxy statement, filed March 26, 2014). *

10.10
Amendment No. 1 to the Amended and Restated Fulton Financial Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.10 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019). *

10.11
Fulton Financial Corporation Deferred Compensation Plan, as amended and restated effective December 1, 2015 (Incorporated by reference to Exhibit 10.12 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015). *

10.12
First Amendment effective January 1, 2019 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019). *

10.13
Second Amendment effective January 1, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.13 of the Fulton Financial Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020). *

10.14
Third Amendment effective March 11, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.15
Fourth Amendment effective July 20, 2021 to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021). *

10.16
Fifth Amendment, effective January 1, 2022, to the Fulton Financial Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021). *

10.17
Form of Performance Share Restricted Stock Unit Award Agreement between Fulton Financial Corporation and Certain Employees of the Corporation as of May 1, 2021 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed May 3, 2021). *

10.18
Form of Non-Employee Director Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).

10.19	Fulton Financial Corporation Amended and Restated 2023 Director Equity Plan (Incorporated by reference to Exhibit 10.1 of Fulton Financial Corporation's Current Report on Form 8-K filed May 16, 2023).

10.20
Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated July 11, 2016 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016. (Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission).

10.21
Amendment to Agreement between Fulton Financial Corporation and Fiserv Solutions, LLC dated December 20, 2021. (Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. Incorporated by reference to Exhibit 10.23 of the Fulton Financial Corporation Annual Report 10-K for the year ended December 31, 2021).

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Fulton Financial Corporation Mandatory Recovery of Compensation Policy - Filed herewith.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULTON FINANCIAL CORPORATION
(Registrant)

Dated:	February 29, 2024	By:	/S/ CURTIS J. MYERS
Curtis J. Myers, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/S/ JENNIFER CRAIGHEAD CAREY	*	Director	February 29, 2024
Jennifer Craighead Carey

/S/ BETH ANN L. CHIVINSKI		Senior Executive Vice President	February 29, 2024
Beth Ann L. Chivinski		and Interim Chief Financial Officer
(Principal Financial Officer)

/S/ ANTHONY L. COSSETTI		Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 29, 2024
Anthony L. Cossetti

/S/ LISA CRUTCHFIELD	*	Director	February 29, 2024
Lisa Crutchfield

/S/ DENISE L. DEVINE	*	Director	February 29, 2024
Denise L. Devine

/S/ STEVEN S. ETTER	*	Director	February 29, 2024
Steven S. Etter

/S/GEORGE K. MARTIN	*	Director	February 29, 2024
George K. Martin

/S/ JAMES R. MOXLEY, III	*	Director	February 29, 2024
James R. Moxley, III

/S/ CURTIS J. MYERS		Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Curtis J. Myers

Signature		Capacity	Date

/S/ ANTOINETTE M. PERGOLIN	*	Director	February 29, 2024
Antoinette M. Pergolin

/S/ SCOTT A. SNYDER	*	Director	February 29, 2024
Scott A. Snyder

/S/ RONALD H. SPAIR	*	Director	February 29, 2024
Ronald H. Spair

/S/ E. PHILIP WENGER		Director	February 29, 2024
E. Philip Wenger

*By /S/ NATASHA R. LUDDINGTON			February 29, 2024
Natasha R. Luddington
Attorney-in-Fact