Form 10-Q
period 2024-03-31
FULTON FINANCIAL CORP
filed 2024-05-09
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 181,760,745 shares outstanding as of May 3, 2024.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2024

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2024 Repurchase Program	The authorization, commencing on January 1, 2024 and expiring on December 31, 2024, to repurchase up to $125 million of the Corporation's common stock; under this authorization, up to $25 million of the $125 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
ACL	Allowance for credit losses
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
Corporation, Company, we, our or us	Fulton Financial Corporation
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. generally accepted accounting principles
HTM	Held to maturity
LIBOR	London Interbank Offered Rate
Management's Discussion	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp that was completed effective as of July 1, 2022
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income
OREO	Other real estate owned
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp	Prudential Bancorp, Inc.
PSU	Performance-based restricted stock unit
Republic First Bank	Republic First Bank, doing business as Republic Bank

Republic First Assets and Liabilities	The assets acquired and liabilities assumed of Republic First Bank by Fulton Bank in connection with the Republic First Transaction.
Republic First Transaction	The acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank by Fulton Bank from the FDIC, as receiver for Republic First Bank, as described further in “Note 13—Subsequent Events—Acquisition of all of the Assets and Assumption of all of the Deposits and Certain Liabilities of Republic First Bank from the FDIC."
RSU	Restricted stock unit
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TruPS	Trust Preferred Securities

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

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Corporation's business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation's control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. In particular, statements about the fair value of the Republic First Assets and Liabilities are based on information provided to the Corporation by the FDIC, some of which has not been independently verified, and which is subject to change as the Corporation acquires additional information about the characteristics of the acquired assets and assumed liabilities. See “Item 1A. Risk Factors—Our assumptions regarding the fair value of Republic First Assets and Liabilities could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.” Statements about the Corporation’s beliefs regarding the impact of the Republic First Transaction, including statements about the value of the assets acquired and the deposits and other liabilities assumed are subject to a number of factors, including the accuracy of the data provided by the FDIC with respect to the acquired assets and assumed liabilities in the Republic First Transaction, the accuracy of the Corporation’s projections with respect to factors, including with respect to future interest rates and allowances for credit losses, that may impact the value of the acquired assets and assumed liabilities, the ability of the Corporation to integrate the acquired assets, assumed liabilities, customers, systems and management personnel following the completion of the Republic First Transaction and the ability of the Corporation to manage costs (including in connection with potential future legal or regulatory costs incurred in connection with the Republic First Transaction) and achieve its projected synergies following the completion of the Republic First Transaction. See “Item 1A. Risk Factors—We may fail to realize the anticipated benefits of the Republic First Transaction” and “—We may incur unforeseen liabilities or losses in connection with the Republic First Transaction.” The Corporation undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Many factors could affect future financial results including, without limitation:

•the impact of adverse conditions in the economy and financial markets, including increasing or elevated interest rates and elevated levels of inflation, on the performance of the Corporation's loan portfolio and demand for the Corporation's products and services;
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
•the potential effects of increases in non-performing assets, which may require the Corporation to increase the ACL, charge-off loans and incur elevated collection and carrying costs related to such non-performing assets;
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
•completed and potential acquisitions, including but not limited to the Republic First Transaction, may affect costs and the Corporation may not be able to successfully integrate the acquired business or realize the anticipated benefits from such acquisitions;
•the possibility that the anticipated benefits of the Republic First Transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or challenges arising from, the integration of the acquired assets and assumed liabilities into the Corporation, potential adverse reactions or changes to business or employee relationships, or as a result of other unexpected factors or events;
•the Corporation's ability to successfully integrate into the Corporation's operations any assumed assets, liabilities, customers, systems, and management personnel the Corporation may acquire in connection with the Republic First Transaction, which may result in a disruption to the Corporation’s business;
•changes in the estimated fair value of the Republic First Assets and Liabilities in connection with the Republic First Transaction;
•the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Republic First Transaction;
•potential exposure to unknown or contingent risks and liabilities the Corporation has acquired, or may acquire, or target for acquisition, including in connection with the purchase and assumption of certain assets and liabilities in connection with the Republic First Transaction;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and due from banks	$247,581	$300,343
Interest-bearing deposits with other banks	109,752	249,367
Cash and cash equivalents	357,333	549,710
FRB and FHLB stock	121,637	124,405
Loans held for sale	10,624	15,158
Investment securities
AFS, at estimated fair value	2,526,969	2,398,352
HTM, at amortized cost	1,256,423	1,267,922
Net loans	21,444,483	21,351,094
Less: ACL - loans	(297,888)	(293,404)
Loans, net	21,146,595	21,057,690
Net premises and equipment	213,541	222,881
Accrued interest receivable	107,089	107,972
Goodwill and net intangible assets	560,114	560,687
Other assets	1,342,632	1,267,138
Total Assets	$27,642,957	$27,571,915
LIABILITIES
Deposits:
Noninterest-bearing	$5,086,514	$5,314,094
Interest-bearing	16,655,436	16,223,529
Total Deposits	21,741,950	21,537,623
Borrowings:
Federal funds purchased	—	240,000
Federal Home Loan Bank advances	900,000	1,100,000
Senior debt and subordinated debt	535,566	535,384
Other borrowings	860,474	612,142
Total Borrowings	2,296,040	2,487,526
Accrued interest payable	26,362	35,083
Other liabilities	820,926	751,544
Total Liabilities	$24,885,278	$24,811,776
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares authorized and issued as of March 31, 2024 and December 31, 2023, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 225,900,447 shares issued as of March 31, 2024 and 225,760,963 shares issued as of December 31, 2023	564,751	564,402
Additional paid-in capital	1,554,624	1,552,860
Retained earnings	1,651,133	1,619,300
Accumulated other comprehensive loss	(319,468)	(312,280)
Treasury stock, at cost, 63,813,228 shares as of March 31, 2024 and 61,959,552 shares as of December 31, 2023	(886,239)	(857,021)
Total Shareholders' Equity	2,757,679	2,760,139
Total Liabilities and Shareholders' Equity	$27,642,957	$27,571,915

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended March 31
	2024	2023
Interest Income
Loans, including fees	$311,216	$260,651
Investment securities	25,122	25,521
Other interest income	3,328	3,648
Total Interest Income	339,666	289,820
Interest Expense
Deposits	103,574	41,620
Federal funds purchased	2,388	6,035
Federal Home Loan Bank advances	10,949	15,473
Senior debt and subordinated debt	5,305	5,344
Other borrowings and interest-bearing liabilities	10,513	5,761
Total Interest Expense	132,729	74,233
Net Interest Income	206,937	215,587
Provision for credit losses	10,925	24,544
Net Interest Income After Provision for Credit Losses	196,012	191,043
Non-Interest Income
Wealth management	20,155	18,062
Commercial banking	18,829	17,513
Consumer banking	11,668	11,217
Mortgage banking	3,090	1,970
Other	3,398	2,968
Non-Interest Income Before Investment Securities (Losses) Gains, Net	57,140	51,730
Investment securities gains, net	—	23
Total Non-Interest Income	57,140	51,753
Non-Interest Expense
Salaries and employee benefits	95,481	89,283
Data processing and software	17,661	15,796
Net occupancy	16,149	14,438
Other outside services	13,283	10,126
FDIC insurance	6,104	4,795
Equipment	4,040	3,389
Professional fees	2,088	2,392
Marketing	1,912	1,886
Intangible amortization	573	674
Other	20,309	16,837
Total Non-Interest Expense	177,600	159,616
Income Before Income Taxes	75,552	83,180
Income taxes	13,611	14,866
Net Income	61,941	68,314
Preferred stock dividends	(2,562)	(2,562)
Net Income Available to Common Shareholders	$59,379	$65,752

PER SHARE:
Net income available to common shareholders (basic)	$0.36	$0.39
Net income available to common shareholders (diluted)	0.36	0.39
Cash dividends	0.17	0.15
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended March 31
	2024	2023

Net Income	$61,941	$68,314
Other Comprehensive Income/(Loss), net of tax:
Unrealized (losses) gains on AFS investment securities
Net unrealized holding (losses) gains	(16,665)	32,641
Reclassification adjustment for securities net change realized in net income	—	18
Amortization of net unrealized gains on AFS securities transferred to HTM	1,387	1,477
Net unrealized (losses) gains on AFS investment securities	(15,278)	34,136
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges
Net unrealized holding gains (losses)	4,297	(5,213)
Reclassification adjustment for net change realized in net income	3,899	5,536
Net unrealized gains on interest rate derivatives used in cash flow hedges	8,196	323
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	(106)	25
Other Comprehensive (Loss) Income	(7,188)	34,484
Total Comprehensive Income	$54,753	$102,798

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended March 31, 2024
Balance at December 31, 2023	200	$192,878	163,801	$564,402	$1,552,860	$1,619,300	$(312,280)	$(857,021)	$2,760,139
Net income						61,941			61,941
Other comprehensive loss							(7,188)		(7,188)
Common stock issued(1)			79	198	895			12	1,105
Dividend reinvestment activity			87		184			1,221	1,405
Stock-based compensation awards (repurchases)			54	151	685			(103)	733
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.17 per share						(27,546)			(27,546)
Balance at March 31, 2024	200	$192,878	162,087	$564,751	$1,554,624	$1,651,133	$(319,468)	$(886,239)	$2,757,679

Three months ended March 31, 2023
Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757
Net income						68,314			68,314
Other comprehensive loss							34,484		34,484
Common stock issued(1)			89	223	998			14	1,235
Dividend reinvestment activity			81		240			1,129	1,369
Stock-based compensation awards (repurchases)			39	119	1,680			(140)	1,659
Acquisition of treasury stock			(2,412)					(40,449)	(40,449)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.15 per share						(24,809)			(24,809)
Balance at March 31, 2023	200	$192,878	165,396	$561,853	$1,544,758	$1,491,701	$(350,992)	$(821,200)	$2,618,998

See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation’s Employee Stock Purchase Plan and exercised stock options.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Three months ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,941	$68,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,925	24,544
Depreciation and amortization of premises and equipment	7,796	7,319
Net amortization of investment securities premiums	574	2,981
Investment securities gains, net	—	(23)
Gain on sales of mortgage loans held for sale	(1,697)	(656)
Proceeds from sales of mortgage loans held for sale	95,388	41,928
Originations of mortgage loans held for sale	(89,157)	(40,515)
Intangible amortization	573	674
Amortization of issuance costs and discounts on long-term borrowings	182	180
Loss on disposal of premises and equipment	3,313	137
Stock-based compensation	836	1,668
Net change in deferred federal income tax	(2,330)	28,174
Net change in accrued salaries and benefits	(14,771)	(24,436)
Net change in life insurance cash surrender value	(3,563)	(2,830)
Other changes, net	82,891	(61,496)
Total adjustments	90,960	(22,351)
Net cash provided by operating activities	152,901	45,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	—	80,362
Proceeds from principal repayments and maturities of AFS securities	14,216	28,627
Proceeds from principal repayments and maturities of HTM securities	13,015	15,103
Purchase of AFS securities	(208,968)	(64,996)
Net change in FRB and FHLB stock	2,768	22,581
Net change in loans	(101,987)	(404,842)
Net purchases of premises and equipment	(1,769)	(2,437)
Settlement of bank-owned life insurance	236	—
Net change in tax credit investments	(17,399)	(12,412)
Net cash used in investing activities	(299,888)	(338,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	(200,119)	(390,376)
Net change in time deposits and brokered deposits	404,446	1,057,432
Net change in other borrowings	(191,668)	(424,617)
Net proceeds from issuance of common stock	1,002	2,595
Dividends paid	(28,703)	(27,702)
Acquisition of treasury stock	(30,348)	(40,449)
Net cash provided by (used in) financing activities	(45,390)	176,883
Net decrease in Cash and Cash Equivalents	(192,377)	(115,168)
Cash and Cash Equivalents at Beginning of Period	549,710	681,921
Cash and Cash Equivalents at End of Period	$357,333	$566,753
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$141,450	$72,526
Income taxes	6,764	7,308
Supplemental Schedule of Certain Noncash Activities:
Unsettled maturities of AFS securities	$42,500	$—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's 2023 Annual Report on Form 10-K. Those significant accounting policies are unchanged at March 31, 2024.

Recently Adopted Accounting Standards

In June 2022, FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). This update clarifies how the fair value of equity securities subject to contractual sale restrictions is determined and requires additional qualitative and quantitative disclosures for equity securities with contractual sale restrictions. The Corporation adopted ASU 2022-03 on January 1, 2024, and it did not have a material impact on its consolidated financial statements.

In March 2023, FASB issued ASU 2023-01 Leases (Topic 842): Common Control Arrangements ("ASU 2023-01"). This update clarifies guidance for leases between related parties under common control. The Corporation adopted ASU 2023-01 on January 1, 2024, and it did not have a material impact on its consolidated financial statements.

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

In March 2024, FASB issued ASU 2024-01 Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"). This update provides guidance for profits interest and similar awards. The Corporation will adopt ASU 2024-01 on January 1, 2025. The Corporation does not expect the adoption of ASU 2024-01 to have a material impact on its consolidated financial statements.

In March 2024, FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"). This update contains amendments that remove references to various Concepts Statements. The Corporation will adopt ASU 2024-02 on January 1, 2025. The Corporation does not expect the adoption of ASU 2024-02 to have an impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2023 consolidated financial statements and notes have been reclassified to conform to the 2024 presentation.

NOTE 2 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of March 31, 2024 and December 31, 2023 were $11.0 million and $17.4 million, respectively.

NOTE 3 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government-sponsored agency securities	$1,035	$—	$(37)	$998
State and municipal securities	1,198,180	390	(146,311)	1,052,259
Corporate debt securities	480,803	1,060	(37,596)	444,267
Collateralized mortgage obligations	199,510	160	(12,242)	187,428
Residential mortgage-backed securities	347,116	342	(30,626)	316,832
Commercial mortgage-backed securities	621,778	—	(96,593)	525,185
Total	$2,848,422	$1,952	$(323,405)	$2,526,969

Held to Maturity
Residential mortgage-backed securities	$396,308	$—	$(58,245)	$338,063
Commercial mortgage-backed securities	860,115	—	(151,246)	708,869
Total	$1,256,423	$—	$(209,491)	$1,046,932

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$42,475	$—	$(314)	$42,161
U.S. Government-sponsored agency securities	1,038	—	(28)	1,010
State and municipal securities	1,200,571	1,089	(129,647)	1,072,013
Corporate debt securities	480,714	473	(40,636)	440,551
Collateralized mortgage obligations	122,824	—	(11,390)	111,434
Residential mortgage-backed securities	223,273	7	(26,485)	196,795
Commercial mortgage-backed securities	627,364	—	(92,976)	534,388
Total	$2,698,259	$1,569	$(301,476)	$2,398,352

Held to Maturity
Residential mortgage-backed securities	$407,075	$—	$(51,805)	$355,270
Commercial mortgage-backed securities	860,847	—	(143,910)	716,937
Total	$1,267,922	$—	$(195,715)	$1,072,207

Securities carried at $0.6 billion and $0.4 billion at March 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of March 31, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	March 31, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$9,342	$9,403	$—	$—
Due from one year to five years	180,221	171,975	—	—
Due from five years to ten years	486,781	453,657	—	—
Due after ten years	1,003,674	862,489	—	—
	1,680,018	1,497,524	—	—
Residential mortgage-backed securities(1)	347,116	316,832	396,308	338,063
Commercial mortgage-backed securities(1)	621,778	525,185	860,115	708,869
Collateralized mortgage obligations(1)	199,510	187,428	—	—
Total	$2,848,422	$2,526,969	$1,256,423	$1,046,932
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
March 31, 2024	$—	$—	$—
March 31, 2023	283	(260)	23

The following tables present the gross unrealized losses and estimated fair values of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2024
		Less than 12 months			12 months or longer		Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
U.S. Government-sponsored agency securities	—	$—	$—	1	$998	$(37)	$998	$(37)
State and municipal securities	40	82,963	(1,072)	336	942,914	(145,239)	1,025,877	(146,311)
Corporate debt securities	3	15,247	(753)	64	392,222	(36,843)	407,469	(37,596)
Collateralized mortgage obligations	2	19,916	(56)	93	105,859	(12,186)	125,775	(12,242)
Residential mortgage-backed securities	15	18,591	(29)	69	187,840	(30,597)	206,431	(30,626)
Commercial mortgage-backed securities	—	—	—	135	525,185	(96,593)	525,185	(96,593)
Total available for sale	60	$136,717	$(1,910)	698	$2,155,018	$(321,495)	$2,291,735	$(323,405)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$338,063	$(58,245)	$338,063	$(58,245)
Commercial mortgage-backed securities	—	—	—	60	708,869	(151,246)	708,869	(151,246)
Total held to maturity	—	$—	$—	180	$1,046,932	$(209,491)	$1,046,932	$(209,491)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
U.S. Government Securities	—	$—	$—	1	$42,161	$(314)	$42,161	$(314)
U.S. Government-sponsored agency securities	—	—	—	1	1,010	(28)	1,010	(28)
State and municipal securities	40	76,155	(858)	314	917,274	(128,789)	993,429	(129,647)
Corporate debt securities	8	42,945	(1,326)	60	370,523	(39,310)	413,468	(40,636)
Collateralized mortgage obligations	—	—	—	93	111,434	(11,390)	111,434	(11,390)
Residential mortgage-backed securities	6	409	(3)	69	195,453	(26,482)	195,862	(26,485)
Commercial mortgage-backed securities	2	26,907	(1,053)	133	507,481	(91,923)	534,388	(92,976)
Total available for sale	56	$146,416	$(3,240)	671	$2,145,336	$(298,236)	$2,291,752	$(301,476)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$355,270	$(51,805)	$355,270	$(51,805)
Commercial mortgage-backed securities	—	—	—	60	716,937	(143,910)	716,937	(143,910)
Total held to maturity	—	$—	$—	180	$1,072,207	$(195,715)	$1,072,207	$(195,715)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation does not have an ACL for these investments as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity.

The majority of the corporate debt securities were rated at or above investment grade as of March 31, 2024 and December 31, 2023. The Corporation does not have the intent to sell and does not believe it will more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of March 31, 2024 and December 31, 2023.

NOTE 4 - Loans and Allowance for Credit Losses

Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Real estate - commercial mortgage	$8,252,117	$8,127,728
Commercial and industrial(1)	4,467,589	4,545,552
Real-estate - residential mortgage	5,395,720	5,325,923
Real-estate - home equity	1,040,335	1,047,184
Real-estate - construction	1,249,199	1,239,075
Consumer	698,421	729,318
Leases and other loans(2)	341,102	336,314
Net loans	$21,444,483	$21,351,094
(1) Includes no unearned income for March 31, 2024 and $41.0 thousand at December 31, 2023.
(2) Includes unearned income of $38.0 million at March 31, 2024 and December 31, 2023.

Allowance for Credit Losses

The ACL consists of reserves against loans that have been evaluated collectively and individually for expected credit losses. The ACL represents an estimate of expected credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. The ACL is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries. The reserve for OBS credit exposures includes estimated losses on unfunded loan commitments, letters of credit and other OBS credit exposures.

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
ACL - loans	$297,888	$293,404

Reserve for OBS credit exposures(1)	$15,097	$17,254
(1) Included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Balance at beginning of period	$293,404	$269,366
Loans charged off	(10,952)	(16,903)
Recoveries of loans previously charged off	2,354	2,899
Net loans (charged off) recovered	(8,598)	(14,004)
Provision for credit losses(1)	13,082	23,333
Balance at end of period	297,888	278,695
Provision for OBS credit exposures	(2,157)	1,211
Reserve for OBS credit exposures	$15,097	$17,539
(1) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended March 31, 2024
Balance at December 31, 2023	$112,565	$74,266	$73,286	$17,604	$12,295	$3,388	$293,404
Loans charged off	(26)	(7,632)	(251)	(2,238)	—	(805)	(10,952)
Recoveries of loans previously charged off	152	1,248	116	676	—	162	2,354
Net loans (charged off) recovered	126	(6,384)	(135)	(1,562)	—	(643)	(8,598)
Provision for loan losses(1)	1,801	9,001	65	646	671	898	13,082
Balance at March 31, 2024	$114,492	$76,883	$73,216	$16,688	$12,966	$3,643	$297,888
Three months ended March 31, 2023
Balance at December 31, 2022	$69,456	$70,116	$83,250	$26,429	$10,743	$9,372	$269,366
Loans charged off	(13,362)	(612)	—	(2,206)	—	(723)	(16,903)
Recoveries of loans previously charged off	786	1,086	48	661	202	116	2,899
Net loans (charged off) recovered	(12,576)	474	48	(1,545)	202	(607)	(14,004)
Provision for loan and lease losses(1)	9,376	6,536	2,911	2,419	701	1,390	23,333
Balance at March 31, 2023	$66,256	$77,126	$86,209	$27,303	$11,646	$10,155	$278,695
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

The increases in ACL - loans for the first quarter of 2024 were related to loan growth and risk migration.

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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of March 31, 2024 and December 31, 2023, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any. Collateral could be in the form of real estate, in the case of commercial mortgages and construction loans, or business assets, such as accounts receivables or inventory, in the case of commercial and industrial loans. Commercial and industrial loans may also be secured by real estate.

As of March 31, 2024 and December 31, 2023, approximately 84% and 78%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	March 31, 2024			December 31, 2023
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$31,912	$14,049	$45,961	$23,338	$21,467	$44,805
Commercial and industrial	17,774	25,961	43,735	12,410	27,542	39,952
Real estate - residential mortgage	21,217	2,028	23,245	18,806	2,018	20,824
Real estate - home equity	5,164	95	5,259	4,649	104	4,753
Real estate - construction	340	946	1,286	341	1,000	1,341
Consumer	51	—	51	52	—	52
Leases and other loans	432	9,659	10,091	9,255	638	9,893
	$76,890	$52,738	$129,628	$68,851	$52,769	$121,620

As of March 31, 2024 and December 31, 2023, there were $52.7 million and $52.8 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	March 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$144,685	$821,641	$986,101	$1,188,735	$980,105	$3,486,974	$54,703	$—	$7,662,944
Special Mention	226	1,793	44,169	141,371	10,370	138,537	3,485	897	340,848
Substandard or Lower	218	6,622	33,988	35,564	50,009	120,983	941	—	248,325
Total real estate - commercial mortgage	145,129	830,056	1,064,258	1,365,670	1,040,484	3,746,494	59,129	897	8,252,117
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(26)	(26)
Commercial and industrial
Pass	127,723	557,669	578,694	317,053	328,636	813,618	1,363,249	15,558	4,102,200
Special Mention	3,598	7,317	4,914	11,961	4,288	29,121	60,971	—	122,170
Substandard or Lower	1,962	5,733	25,849	9,091	3,723	52,592	139,180	5,089	243,219
Total commercial and industrial	133,283	570,719	609,457	338,105	336,647	895,331	1,563,400	20,647	4,467,589
Commercial and industrial
Current period gross charge-offs	—	—	—	—	—	—	(3,997)	(3,635)	(7,632)
Real estate - construction(1)
Pass	29,344	402,019	283,072	207,525	2,334	41,288	14,146	—	979,728
Special Mention	—	—	13,023	9,250	—	—	—	—	22,273
Substandard or Lower	—	—	605	—	—	23,651	148	—	24,404
Total real estate - construction	29,344	402,019	296,700	216,775	2,334	64,939	14,294	—	1,026,405
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	$301,752	$1,781,329	$1,847,867	$1,713,313	$1,311,075	$4,341,880	$1,432,098	$15,558	$12,744,872
Special Mention	3,824	9,110	62,106	162,582	14,658	167,658	64,456	897	485,291
Substandard or Lower	2,180	12,355	60,442	44,655	53,732	197,226	140,269	5,089	515,948
Total	$307,756	$1,802,794	$1,970,415	$1,920,550	$1,379,465	$4,706,764	$1,636,823	$21,544	$13,746,111
(1) Excludes real estate - construction - other.

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

	March 31, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$67,011	$646,785	$1,155,113	$1,667,801	$969,671	$848,654	$—	$—	$5,355,035
Nonperforming	—	377	2,178	3,967	4,456	29,707	—	—	40,685
Total real estate - residential mortgage	67,011	647,162	1,157,291	1,671,768	974,127	878,361	—	—	5,395,720
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(251)	(251)
Consumer and real estate - home equity
Performing	139,457	141,600	258,843	80,885	57,456	224,865	803,859	21,619	1,728,584
Nonperforming	—	76	698	478	342	5,790	1,119	1,669	10,172
Total consumer and real estate - home equity	139,457	141,676	259,541	81,363	57,798	230,655	804,978	23,288	1,738,756
Consumer and real estate - home equity
Current period gross charge-offs	—	—	—	—	—	(401)	—	(1,837)	(2,238)
Leases and other loans
Performing	73,190	112,516	79,168	25,088	19,865	21,141	—	—	330,968
Nonperforming	—	—	408	—	23	9,703	—	—	10,134
Leases and other loans	73,190	112,516	79,576	25,088	19,888	30,844	—	—	341,102
Leases and other loans
Current period gross charge-offs	(13)	(259)	(90)	(62)	(32)	(173)	—	(176)	(805)
Construction - other
Performing	10,366	142,825	60,623	7,118	—	—	—	—	220,932
Nonperforming	—	—	1,862	—	—	—	—	—	1,862
Total construction - other	10,366	142,825	62,485	7,118	—	—	—	—	222,794
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$290,024	$1,043,726	$1,553,747	$1,780,892	$1,046,992	$1,094,660	$803,859	$21,619	$7,635,519
Nonperforming	—	453	5,146	4,445	4,821	45,200	1,119	1,669	62,853
Total	$290,024	$1,044,179	$1,558,893	$1,785,337	$1,051,813	$1,139,860	$804,978	$23,288	$7,698,372

	December 31, 2023
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$623,247	$1,126,656	$1,682,759	$984,050	$260,049	$607,133	$—	$—	$5,283,894
Nonperforming	—	1,720	4,888	4,701	6,233	24,487	—	—	42,029
Total real estate - residential mortgage	623,247	1,128,376	1,687,647	988,751	266,282	631,620	—	—	5,325,923
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(62)	(62)
Consumer and Real estate - home equity
Performing	272,571	276,373	85,985	62,426	37,667	204,913	805,645	20,044	1,765,624
Nonperforming	295	455	866	282	354	5,526	1,439	1,661	10,878
Total consumer and real estate - home equity	272,866	276,828	86,851	62,708	38,021	210,439	807,084	21,705	1,776,502
Consumer and Real estate - home equity
Current period gross charge-offs	(119)	—	—	—	—	(525)	(283)	(6,587)	(7,514)
Leases and other loans
Performing	166,490	83,641	27,755	22,304	16,246	9,867	—	—	326,303
Nonperforming	—	118	—	—	—	9,893	—	—	10,011
Leases and other loans	166,490	83,759	27,755	22,304	16,246	19,760	—	—	336,314
Leases and other loans
Current period gross charge-offs	(471)	(521)	(246)	(128)	(82)	(656)	(765)	(1,511)	(4,380)
Construction - other
Performing	127,382	93,319	13,698	555	—	—	—	—	234,954
Nonperforming	—	1,535	—	—	—	—	—	—	1,535
Total construction - other	127,382	94,854	13,698	555	—	—	—	—	236,489
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	$1,189,690	$1,579,989	$1,810,197	$1,069,335	$313,962	$821,913	$805,645	$20,044	$7,610,775
Nonperforming	295	3,828	5,754	4,983	6,587	39,906	1,439	1,661	64,453
Total	$1,189,985	$1,583,817	$1,815,951	$1,074,318	$320,549	$861,819	$807,084	$21,705	$7,675,228

The following table presents non-performing assets:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Non-accrual loans	$129,628	$121,620
Loans 90 days or more past due and still accruing	26,521	31,721
Total non-performing loans	156,149	153,341
OREO(1)	277	896
Total non-performing assets	$156,426	$154,237
(1) Excludes $19.0 million and $10.9 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31,
2024 and December 31, 2023, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
March 31, 2024
Real estate - commercial mortgage	$8,129	$2,795	$1,930	$45,961	$8,193,302	$8,252,117
Commercial and industrial(1)	6,262	2,777	383	43,735	4,414,432	4,467,589
Real estate - residential mortgage	42,664	7,130	17,440	23,245	5,305,241	5,395,720
Real estate - home equity	5,954	2,852	4,077	5,259	1,022,193	1,040,335
Real estate - construction	987	297	1,862	1,286	1,244,767	1,249,199
Consumer	6,641	1,602	785	51	689,342	698,421
Leases and other loans(1)	213	159	44	10,091	330,595	341,102
Total	$70,850	$17,612	$26,521	$129,628	$21,199,872	$21,444,483
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2023
Real estate - commercial mortgage	$4,408	$1,341	$1,722	$44,805	$8,075,452	$8,127,728
Commercial and industrial(1)	5,620	1,656	1,068	39,952	4,497,256	4,545,552
Real estate - residential mortgage	49,145	10,838	21,205	20,824	5,223,911	5,325,923
Real estate - home equity	8,142	2,075	5,326	4,753	1,026,888	1,047,184
Real estate - construction	4,185	451	1,535	1,341	1,231,563	1,239,075
Consumer	8,361	1,767	747	52	718,391	729,318
Leases and other loans(1)	146	722	118	9,893	325,435	336,314
Total	$80,007	$18,850	$31,721	$121,620	$21,098,896	$21,351,094
(1) Includes unearned income.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation modifies loans by providing a concession when deemed appropriate. Depending on the circumstances, a term extension, interest rate reduction or principal forgiveness may be granted. In certain instances a combination of concessions may be provided to a borrower.

When principal forgiveness is provided, the amount of principal forgiven is deemed to be uncollectible and the amortized cost basis of the loan is reduced by the amount of the forgiven portion, with a corresponding reduction to the ACL.

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amortization Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - commercial mortgage	$—	—%	$1,426	0.02%
Commercial and industrial	—	—	6,227	0.14
Real estate - residential mortgage	2,717	0.05	1,182	0.02
Real estate - construction	455	0.04	—	—
Total	$3,172		$8,835

	Interest Rate Reduction and Term Extension
	Three months ended March 31, 2024		Three months ended March 31, 2023
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Real estate - residential mortgage	$465	0.01%	$—	—%
Total	$465		$—

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended March 31, 2024
Real estate - residential mortgage	Added a weighted-average 6.27 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Three months ended March 31, 2023
Real estate - commercial mortgage	Added a weighted-average 1.91 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.77 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 3.51 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction[1]
Financial Effect
Three months ended March 31, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.37% to 2.71%
1 There were no loan modifications with interest rate reductions for the three months ended March 31, 2023.

During the three months ended March 31, 2024 and 2023, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
March 31, 2024	(dollars in thousands)
Commercial and industrial	$8,498	$—	$—	$—
Real estate - residential mortgage	10,084	1,043	283	1,326
Real estate - construction	455	—	—	—
Total	$19,037	$1,043	$283	$1,326

There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of March 31, 2024.

NOTE 5 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$31,602	$34,217
Originations of MSRs	582	196
Amortization	(1,127)	(1,331)
Balance at end of period	$31,057	$33,082

Valuation allowance:
Balance at beginning of period	$—	$—
Reduction (addition) to valuation allowance	—	—
Balance at end of period	$—	$—

Net MSRs at end of period	$31,057	$33,082
Estimated fair value of MSRs at end of period	$51,191	$47,223

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.0 billion and $4.1 billion as of March 31, 2024 and December 31, 2023, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $51.2 million and $49.7 million as of March 31, 2024 and December 31, 2023, respectively. Based on its fair value analysis as of March 31, 2024, the Corporation determined that no valuation allowance was required as of March 31, 2024.

NOTE 6 – Derivative Financial Instruments

The Corporation uses derivatives to manage its exposure to certain market risk, including interest rate and foreign currency risks, and to assist customers with their risk management objectives. Certain of the Corporation's outstanding derivative contracts are designated as hedges, and none are entered into for speculative purposes. The Corporation enters into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Corporation elects not to apply hedge accounting.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the original unrealized loss of $70.6 million included in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the three months ended March 31, 2024, $7.0 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Corporation's consolidated statements of income.

In the third quarter of 2023, the Corporation transitioned certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions from LIBOR to SOFR. For the three months ended March 31, 2024, the increase to other non-interest income to reflect market valuation movements from the transition from LIBOR to SOFR was $0.2 million. For the year ended December 31, 2023, the full-year reduction to other non-interest income related to the transition from LIBOR to SOFR was $1.9 million.

For additional information on our derivative accounting policies see Note 1 "Summary of Significant Accounting Policies" in our 2023 Annual Report on Form 10-K.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2024		December 31, 2023
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$164,041	$763	$119,558	$460
Negative fair values	1,018	(4)	1,015	(2)
Forward Commitments
Positive fair values	48,250	11	—	—
Negative fair values	—	—	42,000	(854)
Interest Rate Derivatives with Customers
Positive fair values	622,369	8,264	824,659	22,656
Negative fair values	4,044,521	(272,875)	3,784,236	(222,530)
Interest Rate Derivatives with Dealer Counterparties(1)
Positive fair values	4,044,521	164,762	3,784,236	128,235
Negative fair values	622,369	(8,630)	824,659	(23,023)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,300,000	1,060	2,500,000	6,189
Negative fair values	950,000	(72)	750,000	—
Foreign Exchange Contracts with Customers
Positive fair values	16,861	396	4,159	40
Negative fair values	4,192	(179)	13,353	(446)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	5,656	222	15,969	532
Negative fair values	18,449	(304)	6,112	(31)
(1) Fair Values are net of a valuation allowance of $366.3 thousand as of March 31, 2024 and December 31, 2023.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended March 31, 2024
Interest Rate Products	$(5,659)	$(5,659)	$—	Interest Income	$(7,032)	$(7,032)	$—
Interest Rate Products	11,215	11,215	—	Interest Expense	2,020	2,020	—
Total	$5,556	$5,556	$—		$(5,012)	$(5,012)	$—

Three months ended March 31, 2023
Interest Rate Products	$12,535	$12,535	—	Interest Income	$(7,157)	$(7,157)	—
Total	$12,535	$12,535	—		$(7,157)	$(7,157)	—

During the next twelve months, the Corporation estimates that an additional $19.7 million of unrealized losses will be reclassified as a decrease to net interest income.

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2024		2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended March 31
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(7,032)	$2,020	$(7,157)	$—
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(7,032)	2,020	(7,157)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(7,032)	2,020	(7,157)	—
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended March 31
		2024	2023
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$1,167	$394
Interest rate derivatives	Other income	151	—
Foreign exchange contracts	Other income	39	91
Net fair value gains/(losses) on derivative financial instruments		$1,357	$485
(1) Includes interest rate locks with customers and forward commitments.

Fair Value Option

The Corporation has elected to measure mortgage loans held for sale at fair value. The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Amortized cost(1)	$10,434	$14,792
Fair value	10,624	15,158
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $0.2 million for the three months ended March 31, 2024 compared to gain of $0.1 million for the three months ended March 31, 2023. The gains and losses are recorded on the consolidated income statements as adjustments to mortgage banking income.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
March 31, 2024
Interest rate derivative assets	$174,086	$(9,663)	$—	$164,423
Foreign exchange derivative assets with correspondent banks	222	(222)	—	—
Total	$174,308	$(9,885)	$—	$164,423

Interest rate derivative liabilities	$281,577	$(10,651)	$(109,005)	$161,921
Foreign exchange derivative liabilities with correspondent banks	304	(222)	—	82
Total	$281,881	$(10,873)	$(109,005)	$162,003

December 31, 2023
Interest rate derivative assets	$157,080	$(15,154)	$—	$141,926
Foreign exchange derivative assets with correspondent banks	532	(532)	—	—
Total	$157,612	$(15,686)	$—	$141,926

Interest rate derivative liabilities	$245,553	$(21,343)	$(93,841)	$130,369
Foreign exchange derivative liabilities with correspondent banks	31	(532)	—	(501)
Total	$245,584	$(21,875)	$(93,841)	$129,868
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
loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

NOTE 7 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended March 31, 2024
Net unrealized losses on securities	$(21,546)	$4,881	$(16,665)
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	1,793	(406)	1,387
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	5,556	(1,259)	4,297
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,012	(1,113)	3,899
Amortization of net unrecognized pension and postretirement items(2)	(135)	29	(106)
Total Other Comprehensive Loss	$(9,320)	$2,132	$(7,188)

Three months ended March 31, 2023
Net unrealized gains on securities	$42,199	$(9,558)	$32,641
Reclassification adjustment for securities net change included in net income(3)	23	(5)	18
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	1,910	(433)	1,477
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	12,535	(17,748)	(5,213)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	7,157	(1,621)	5,536
Amortization of net unrecognized pension and postretirement items(2)	32	(7)	25
Total Other Comprehensive Loss	$63,856	$(29,372)	$34,484
(1) Amounts reclassified out of AOCI. Before-tax amounts included as a reduction to "Interest Income" on the Consolidated Statements of Income.
(2) Amounts reclassified out of AOCI. Before-tax amounts included in "Salaries and employee benefits" on the Consolidated Statements of Income. See "Note
11 - Employee Benefit Plans," for additional details.
(3) Amounts reclassified out of AOCI. Before-tax amounts included in "Investment securities gains, net" on the Consolidated Statements of Income. See "Note 3
- Investment Securities," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended March 31, 2024
Balance at December 31, 2023	$(274,862)	$(34,783)	$(2,635)	$(312,280)
OCI before reclassifications	(16,665)	4,297	—	(12,368)
Amounts reclassified from AOCI	—	3,899	(106)	3,793
Amortization of net unrealized gains on AFS securities transferred to HTM	1,387	—	—	1,387
Balance at March 31, 2024	$(290,140)	$(26,587)	$(2,741)	$(319,468)

Three months ended March 31, 2023
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)
OCI before reclassifications	32,641	—	—	32,641
Amounts reclassified from AOCI	18	323	25	366
Amortization of net unrealized losses on AFS securities transferred to HTM	1,477	—	—	1,477
Balance at March 31, 2023	$(282,095)	$(61,453)	$(7,444)	$(350,992)

NOTE 8 – Fair Value Measurements

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$10,624	$—	$10,624
Available for sale investment securities:
U.S. Government-sponsored agency securities	—	998	—	998
State and municipal securities	—	1,052,259	—	1,052,259
Corporate debt securities	—	444,267	—	444,267
Collateralized mortgage obligations	—	187,428	—	187,428
Residential mortgage-backed securities	—	316,832	—	316,832
Commercial mortgage-backed securities	—	525,185	—	525,185
Total available for sale investment securities	—	2,526,969	—	2,526,969
Other assets:
Investments held in Rabbi Trust	32,562	—	—	32,562
Derivative assets	618	174,860	—	175,478
Total assets	$33,180	$2,712,453	$—	$2,745,633
Other liabilities:
Deferred compensation liabilities	$32,562	$—	$—	$32,562
Derivative liabilities	483	281,581	—	282,064
Total liabilities	$33,045	$281,581	$—	$314,626

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$15,158	$—	$15,158
Available for sale investment securities:
U.S. Government securities	42,161	—	—	42,161
U.S. Government sponsored agency securities	—	1,010	—	1,010
State and municipal securities	—	1,072,013	—	1,072,013
Corporate debt securities	—	440,551	—	440,551
Collateralized mortgage obligations	—	111,434	—	111,434
Residential mortgage-backed securities	—	196,795	—	196,795
Commercial mortgage-backed securities	—	534,388	—	534,388
Total available for sale investment securities	42,161	2,356,191	—	2,398,352
Other assets:
Investments held in Rabbi Trust	29,819	—	—	29,819
Derivative assets	572	157,540	—	158,112
Total assets	$72,552	$2,528,889	$—	$2,601,441
Other liabilities:
Deferred compensation liabilities	$29,819	$—	$—	$29,819
Derivative liabilities	477	246,157	—	246,634
Total liabilities	$30,296	$246,157	$—	$276,453

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2024 and December 31, 2023, were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•U.S. Government-sponsored agency securities, State and municipal securities/Collateralized mortgage obligations/Residential mortgage-backed securities/Commercial mortgage-backed securities – These debt securities are classified as Level 2. Fair values are determined by a third-party pricing service, as detailed above.

•Corporate debt securities – This category consists of subordinated debt and senior debt issued by financial institutions ($437.1 million at March 31, 2024 and $433.4 million at December 31, 2023) and other corporate debt issued by non-financial institutions ($7.2 million at March 31, 2024 and December 31, 2023).

Level 2 investments include subordinated debt and senior debt, and other corporate debt issued by non-financial institutions at March 31, 2024 and December 31, 2023. The fair values for these corporate debt securities are determined by a third-party pricing service, as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.6 million at March 31, 2024 and December 31, 2023). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.8 million at March 31, 2024 and $0.5 million at December 31, 2023) and the fair value of interest rate derivatives ($174.1 million at March 31, 2024 and $157.1 million at December 31, 2023). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 6 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.5 million at March 31, 2024 and December 31, 2023).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0 at March 31, 2024 and $0.9 million at December 31, 2023) and the fair value of interest rate derivatives ($281.6 million at March 31, 2024 and $245.6 million at December 31, 2023).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Loans, net	$107,915	$102,135
OREO	277	896
MSRs(1)	51,191	49,696
Total assets	$159,383	$152,727
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the March 31, 2024 valuation were 7.3% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 5 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	March 31, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$357,333	$357,333	$—	$—	$357,333
FRB and FHLB stock	121,637	—	121,637	—	121,637
Loans held for sale	10,624	—	10,624	—	10,624
AFS securities	2,526,969	—	2,526,969	—	2,526,969
HTM securities	1,256,423	—	1,046,932	—	1,046,932
Loans, net	21,146,595	—	—	20,044,269	20,044,269
Accrued interest receivable	107,089	107,089	—	—	107,089
Other assets	764,332	558,210	174,860	51,468	784,538
FINANCIAL LIABILITIES
Demand and savings deposits	$17,453,569	$17,453,569	$—	$—	$17,453,569
Brokered deposits	1,152,427	144,960	1,006,416	—	1,151,376
Time deposits	3,135,954	—	3,123,531	—	3,123,531
Accrued interest payable	26,362	26,362	—	—	26,362
Federal Home Loan Bank advances	900,000	903,194	—	—	903,194
Senior debt and subordinated debt	535,566	—	420,502	—	420,502
Other borrowings	860,474	859,662	750	—	860,412
Other liabilities	463,030	166,352	281,581	15,097	463,030

	December 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$549,710	$549,710	$—	$—	$549,710
FRB and FHLB stock	124,405	—	124,405	—	124,405
Loans held for sale	15,158	—	15,158	—	15,158
AFS securities	2,398,352	42,161	2,356,191	—	2,398,352
HTM securities	1,267,922	—	1,072,207	—	1,072,207
Loans, net	21,057,690	—	—	19,930,560	19,930,560
Accrued interest receivable	107,972	107,972	—	—	107,972
Other assets	661,067	452,935	157,540	50,592	661,067
FINANCIAL LIABILITIES
Demand and savings deposits	$17,653,690	$17,653,690	$—	$—	$17,653,690
Brokered deposits	1,144,692	145,987	999,392	—	1,145,379
Time deposits	2,739,241	—	2,714,709	—	2,714,709
Accrued interest payable	35,083	35,083	—	—	35,083
Federal funds purchased	240,000	240,000	—	—	240,000
Federal Home Loan Bank advances	1,100,000	1,094,013	—	—	1,094,013
Senior debt and subordinated debt	535,384	—	463,270	—	463,270
Other borrowings	612,142	611,269	837	—	612,106
Other liabilities	429,046	165,635	246,157	17,254	429,046

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

As of March 31, 2024, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

Brokered deposits consist of demand and saving deposits, which are classified as Level 1, and time deposits, which are classified as Level 2. The fair value of these deposits is determined in a manner consistent with the respective type of deposits discussed above.

NOTE 9 – Net Income Per Share

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended March 31
	2024	2023
Weighted average shares outstanding (basic)	162,706	166,605
Impact of common stock equivalents	1,814	1,796
Weighted average shares outstanding (diluted)	164,520	168,401
Per share:
Basic	$0.36	$0.39
Diluted	0.36	0.39

NOTE 10 – Stock-Based Compensation

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

As of March 31, 2024, the Employee Equity Plan had approximately 4.5 million shares reserved for future grants through 2032, and the Directors’ Plan had approximately 395,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Compensation expense	$667	$1,668
Tax benefit	(144)	(362)
Total stock-based compensation, net of tax	$523	$1,306

NOTE 11 – Employee Benefit Plans

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Interest cost	$790	$856
Expected return on plan assets	(976)	(877)
Net amortization and deferral	—	80
Net periodic pension cost	$(186)	$59

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Interest cost	$10	$13
Net accretion and deferral	(136)	(136)
Net periodic benefit	$(126)	$(123)

In connection with the Merger, the Corporation assumed the obligations of Prudential Bancorp under a multiemployer defined benefit pension plan that had previously been closed to new Prudential Bancorp participants.

The Corporation recognizes the funded status of its Pension Plan and Postretirement Plan on the consolidated balance sheets and recognizes the change in that funded status through OCI.

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Commitments to extend credit	$8,778,133	$8,790,511
Standby letters of credit	249,594	264,440
Commercial letters of credit	64,078	67,396

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of March 31, 2024 and December 31, 2023, the total reserve for losses on residential mortgage loans sold was $2.0 million and $1.8 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $1.9 million and $2.7 million, as of March 31, 2024 and December 31, 2023, respectively, related to additional credit exposures for potential loan repurchases.

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

NOTE 13 – Subsequent Events

Acquisition of Substantially all of the Assets and Assumption of Substantially all of the Deposits and Certain Liabilities of Republic First Bank from the FDIC

On April 26, 2024, Fulton Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain liabilities of Republic First Bank from the FDIC, as receiver for Republic First Bank. As part of the transaction, the Corporation acquired approximately $5.2 billion of assets of Republic First Bank, consisting of approximately $0.2 billion of cash, approximately $2.0 billion of investments (purchased at fair value), approximately $2.9 billion of loans, and approximately $0.1 billion of other assets. The Corporation also received approximately $0.8 billion of cash from the FDIC in connection with the Republic First Transaction. The Corporation assumed approximately $5.6 billion of total liabilities of Republic First Bank, including approximately $4.2 billion of deposits, approximately $1.3 billion of borrowings, and approximately $0.1 billion of other liabilities. The Corporation did not enter into a loss sharing arrangement with the FDIC in connection with the Republic First Transaction. Fulton Bank also has the option to purchase the Republic First Bank branches and office locations. Following the closing of the Republic First Transaction, the Corporation sold all of the acquired investment securities, and used $1.4 billion of the cash received from the sale of the investment securities to repay the assumed borrowings in their entirety and $250.0 million of the Corporation's wholesale funding sources.

The description of the Republic First Transaction and the value of the acquired assets and assumed liabilities are preliminary estimates based on information currently available to the Corporation and are subject to change. Information related to the assets and liabilities of Republic First Bank is based on information for Republic First Bank provided by the FDIC.

As a result of the Republic First Transaction, the Corporation enhanced its presence in Philadelphia, Pennsylvania and New Jersey.

In connection with the Republic First Transaction, Fulton Bank made a $5.0 million donation to the Fulton Forward Foundation to provide additional impact grants to nonprofit community organizations across the region that share Fulton’s vision of advancing economic empowerment, particularly in underserved communities.

Common Stock Offering

On May 1, 2024, the Corporation completed its previously announced underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts, which included 2,500,000 shares of common stock upon the exercise in full by the underwriters of their over-allotment option to purchase additional shares of common stock. The net proceeds to the Corporation from the offering before deducting transaction expenses were approximately $273.5 million.

The Corporation intends to use the net proceeds of the offering for general corporate purposes, including to support new opportunities in connection with the Republic First Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion relates to the Corporation, a financial holding company registered under the BHCA and corporation incorporated under the laws of the Commonwealth of Pennsylvania, and its wholly owned subsidiaries. This Management's Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended March 31
	2024	2023
	(dollars in thousands, except per share data)
Net income	$61,941	$68,314
Net income available to common shareholders	59,379	65,752
Net income available to common shareholders (diluted)	0.36	0.39
Operating net income available to common shareholders per share(1)	0.40	0.39
Return on average assets, annualized	0.91%	1.03%
Operating return on average assets, annualized(1)	1.00%	1.04%
Return on average common shareholders' equity, annualized	9.28%	11.02%
Operating return on average common shareholders' equity (tangible), annualized(1)	13.08%	14.46%
Net interest margin(2)	3.32%	3.53%
Efficiency ratio(1)	63.2%	58.5%
Non-performing assets to total assets	0.57%	0.62%
Net charge-offs (recoveries) to average loans	0.16%	0.27%
(1) Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2) Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances.

Acquisition of Substantially all of the Assets and Assumption of Substantially all of the Deposits and Certain Liabilities of Republic First Bank from the FDIC

On April 26, 2024, Fulton Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain liabilities of Republic First Bank from the FDIC, as receiver for Republic First Bank. As part of the transaction, the Corporation acquired approximately $5.2 billion of assets of Republic First Bank and assumed approximately $5.6 billion of liabilities of Republic First Bank, The Corporation received approximately $0.8 billion of cash from the FDIC in connection with the Republic First Transaction.

The description of the Republic First Transaction and the value of the acquired assets and assumed liabilities are preliminary estimates based on information currently available to the Corporation and are subject to change. Information related to the assets and liabilities of Republic First Bank is based on information for Republic First Bank provided by the FDIC.

The consolidated financial statements contained in this report do not include the impact of the Republic First Transaction for the periods presented.

See "Note 13 - Subsequent Events" in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements."

Common Stock Offering

On May 1, 2024, the Corporation completed its previously announced underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts, which included 2,500,000 shares of common stock upon the exercise in full by the underwriters of their over-allotment option to purchase additional shares of common stock. The net proceeds to the Corporation from the offering before deducting transaction expenses were approximately $273.5 million.

The Corporation intends to use the net proceeds of the offering for general corporate purposes, including to support new opportunities in connection with the Republic First Transaction.

Financial Highlights

Following is a summary of the financial highlights for the three months ended March 31, 2024:

•Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $59.4 million for the three months ended March 31, 2024, a $6.4 million decrease compared to $65.8 million for the same period in 2023. Diluted net income available to common shareholders per share was $0.36 for the three months ended March 31, 2024, a $0.03 decrease compared to the same period in 2023.

•Net Interest Income - Net interest income was $206.9 million for the three months ended March 31, 2024, a decrease of $8.7 million, or 4.0%, compared to the same period in 2023. The decrease was primarily driven by rising interest rates resulting in an increase in interest expense from interest-bearing deposits, partially offset by an increase in interest income on loans.

•Net Interest Margin - For the three months ended March 31, 2024, NIM decreased to 3.32%, or 21 bps, compared to the same period in 2023, driven by a 95 bps increase in the cost of interest-bearing liabilities and noninterest-bearing deposits, partially offset by a 69 bps increase in the yield on net loans, a 11 bps increase in the yield on investment securities and a 236 bps increase in the yield on other interest-earning assets.

•Net Loans - Average net loans increased $906.9 million, or 4.4%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase in average net loans was largely driven by increases in average residential mortgage loans and average commercial mortgage loans of $563.0 million and $445.0 million, respectively.

•Deposits - Average deposits increased $804.4 million, or 3.9%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase in average deposits was largely due to increases in average time deposits of $1.3 billion, average brokered deposits of $643.7 million, average interest-bearing demand deposits of $270.2 million and average savings and money market deposits of $199.8 million, partially offset by a decrease in average noninterest-bearing demand deposits of $1.6 billion.

•Borrowings and Other Interest-Bearing Liabilities - Average borrowings and other interest-bearing liabilities decreased $450.3 million, or 14.7%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in borrowings and other interest-bearing liabilities was primarily due to decreases in average FHLB advances and Federal funds purchased of $358.7 million and $331.5 million, respectively.

•Asset Quality - Non-performing assets increased $2.2 million, or 1.4%, as of March 31, 2024 compared to December 31, 2023, and were 0.57% and 0.56% of total assets as of those dates, respectively. Annualized net charge-offs to average loans outstanding was 0.16% for the three months ended March 31, 2024, compared to annualized net charge-offs to average loans outstanding of 0.27% for the same period in 2023. The provision for credit losses was $10.9 million for the three months ended March 31, 2024, compared to $24.5 million in the same period in 2023. Net charge-offs of $14.0 million for the three months ended March 31, 2023 included a charge-off of $13.3 million for a commercial office loan.

•Non-interest Income - Compared to the three months ended March 31, 2023, non-interest income before investment securities gains (losses) increased $5.4 million, or 10.5%, from $51.7 million. The increase in non-interest income was primarily due to increases of $2.1 million in wealth management revenues due to an increase in assets under management, $1.3 million in commercial banking income, $1.1 million in mortgage banking income and $0.5 million in consumer banking income. The increase in commercial banking income was primarily due to increases of $0.8 million in cash management fee income and $0.3 million in gains on sale from SBA loans, reflected in other commercial banking income. The increase in mortgage banking income was driven by higher loan sale volumes and higher spreads.

•Non-interest Expense - Non-interest expense increased $18.0 million, or 11.3%, for the three months ended March 31, 2024 compared to the same period in 2023. Excluding FultonFirst implementation costs and loss on asset disposals of $6.3 million, non-interest expense increased $11.7 million, or 7.3%, compared to the same period in 2023. The increase was primarily due to increases of $6.0 million in salaries and employee benefits expense, $1.9 million in data processing and software expense primarily due to technology investments made in 2023, $1.7 million in net occupancy expense driven by snow removal costs, $1.3 million in FDIC insurance expense, which includes a $1.0 million special assessment charge to recover the loss to the Deposit Insurance Fund in connection with certain bank closures in 2023, and $0.7 million in other outside services expense. The $6.0 million increase in salaries and benefits expense was primarily due to merit increases and healthcare costs.

•Income Taxes - The Corporation's ETR was 18.0% for the three months ended March 31, 2024 compared to 18.5% for the full-year of 2023. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on loans, investments in tax-free municipal securities and investments in community development projects that generate tax credits under various programs.

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

The Corporation's critical accounting policies are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Supplemental Reporting of Non-GAAP Based Financial Measures

This Quarterly Report on Form 10-Q contains supplemental financial information, as detailed below, that has been derived by methods other than GAAP. The Corporation has presented these non-GAAP financial measures because it believes that these measures provide useful and comparative information to assess trends in the Corporation's results of operations. Presentation of these non-GAAP financial measures is consistent with how the Corporation evaluates its performance internally and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the Corporation's industry. Management believes that these non-GAAP financial measures, in addition to GAAP measures, are also useful to investors to evaluate the Corporation's results. Investors should recognize that the Corporation's presentation of these non-GAAP financial measures might not be comparable to similarly titled measures of other companies. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures, and the Corporation strongly encourages a review of its consolidated financial statements in their entirety.

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended March 31
	2024	2023
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$59,379	$65,752
Plus: Core deposit intangible amortization	441	514
Plus: Interest rate derivative transition valuation(1)	(151)	—
Plus: FDIC special assessment	956	—
Plus: FultonFirst implementation and asset disposals	6,329	—
Less: Tax impact of adjustments	(1,591)	(108)
Operating net income available to common shareholders (numerator)	$65,363	$66,158

Weighted average shares (diluted) (denominator)	164,520	168,401

Operating net income available to common shareholders, per share (diluted)	$0.40	$0.39

Operating return on average assets, annualized
Net income	$61,941	$68,314
Plus: Core deposit intangible amortization	441	514
Plus: Interest rate derivative transition valuation(1)	(151)	—
Plus: FDIC special assessment	956	—
Plus: FultonFirst implementation and asset disposals	6,329	—
Less: Tax impact of adjustments	(1,591)	(108)
Operating net income (numerator)	$67,925	$68,720

Total average assets	27,427,626	26,900,653
Less: Average net core deposit intangible	(4,666)	(6,937)
Total operating average assets	$27,422,960	$26,893,716

Operating return on average assets	1.00%	1.04%

	Three months ended March 31
	2024	2023
	(dollars in thousands, except per share data and share data)
Operating return on average common shareholders' equity (tangible), annualized
Net income available to common shareholders	$59,379	$65,752
Plus: Intangible amortization	573	674
Plus: Interest rate derivative transition valuation(1)	(151)	—
Plus: FDIC special assessment	956	—
Plus: FultonFirst implementation and asset disposals	6,329	—
Less: Tax impact of adjustments	(1,618)	(142)
Adjusted net income available to common shareholders (numerator)	$65,468	$66,284

Average shareholders' equity	2,766,945	$2,613,316
Less: Average preferred stock	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(560,393)	(561,744)
Average tangible common shareholders' equity (denominator)	$2,013,674	$1,858,694
Operating return on average common shareholders' equity (tangible)	13.08%	14.46%

Efficiency ratio
Non-interest expense	$177,600	$159,616
Less: Intangible amortization	(573)	(674)
Less: FDIC special assessment	(956)	—
Less: FultonFirst implementation and asset disposals	(6,329)	—
Non-interest expense (numerator)	$169,742	$158,942

Net interest income	$206,937	$215,587
Tax equivalent adjustment	4,592	4,414
Plus: Total non-interest income	57,140	51,753
Plus: Interest rate derivative transition valuation(1)	(151)	—
Less: Investment securities (gains) losses, net	—	(23)
Total revenue (denominator)	$268,518	$271,731
Efficiency ratio	63.2%	58.5%
(1) Resulting from the reference rate transition from LIBOR to SOFR in the Corporation's commercial customer interest rate swap program.

RESULTS OF OPERATIONS

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net Interest Income

FTE net interest income was $211.5 million for the three months ended March 31, 2024, a decrease of $8.5 million, compared to $220.0 million for the same period in 2023. For the three months ended March 31, 2024, NIM decreased to 3.32%, or 21 bps, compared to the same period in 2023. The Corporation manages the risk associated with changes in interest rates through the techniques described within Item 3, "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended March 31
	2024			2023
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(2)	$21,370,033	$313,882	5.90%	$20,463,096	$263,065	5.21%
Investment securities(3)	3,983,753	27,048	2.71	4,289,643	27,522	2.60
Other interest-earning assets	249,079	3,328	5.36	493,130	3,648	3.00
Total interest-earning assets	25,602,865	344,258	5.40	25,245,869	294,235	4.73
Noninterest-earning assets:
Cash and due from banks	282,895			141,254
Premises and equipment	223,375			223,025
Other assets	1,614,746			1,563,806
Less: ACL - loans(4)	(296,255)			(273,301)
Total Assets	$27,427,626			$26,900,653
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$5,596,725	$20,500	1.47%	$5,326,566	$8,455	0.64%
Savings and money market deposits	6,669,228	38,797	2.34	6,469,468	20,535	1.29
Brokered deposits	1,083,382	14,655	5.44	439,670	5,173	4.77
Time deposits	2,968,344	29,622	4.01	1,696,878	7,458	1.78
Total interest-bearing deposits	16,317,679	103,574	2.55	13,932,582	41,621	1.21
Borrowings and other interest-bearing liabilities	2,608,376	29,155	4.46	3,058,684	32,613	4.32
Total interest-bearing liabilities	18,926,055	132,729	2.82	16,991,266	74,234	1.78
Noninterest-bearing liabilities:
Demand deposits	5,061,075			6,641,741
Other noninterest-bearing liabilities	673,551			654,330
Total Liabilities	24,660,681			24,287,337
Total Deposits	21,378,754		1.95%	20,574,323		0.82%
Total interest-bearing liabilities and non-interest bearing deposits	23,987,130		2.22%	23,633,007		1.27%
Shareholders’ equity	2,766,945			2,613,316
Total Liabilities and Shareholders’ Equity	$27,427,626			$26,900,653
Net interest income/FTE NIM		211,529	3.32%		220,001	3.53%
Tax equivalent adjustment		(4,592)			(4,414)
Net interest income		$206,937			$215,587
(1) Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2) Average balance includes non-performing loans.
(3) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(4) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended March 31, 2024 in comparison to the same period in 2023:

	2024 vs. 2023 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$12,700	$38,117	$50,817
Investment securities	(1,757)	1,283	(474)
Other interest-earning assets	(2,358)	2,038	(320)
Total interest income	$8,585	$41,438	$50,023
Interest expense on:
Demand deposits	$453	$11,592	$12,045
Savings and money market deposits	668	17,594	18,262
Brokered deposits	8,652	830	9,482
Time deposits	8,295	13,869	22,164
Borrowings and other interest-bearing liabilities	(4,579)	1,121	(3,458)
Total interest expense	$13,489	$45,006	$58,495
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the first quarter of 2023, FTE total interest income for the first quarter of 2024 increased $50.0 million, or 17.0%, primarily due to an increase of $41.4 million attributable to changes in yield, of which $38.1 million related to net loans. The yield on average interest-earning assets increased 67 bps in the first quarter of 2024 compared to the same period in 2023. The increase due to changes in volume was due to an increase in average net loans, partially offset by decreases in average other interest-earning assets and average investment securities.

In the first quarter of 2024, interest expense increased $58.5 million compared to the first quarter of 2023, primarily driven by an increase in the rate on interest-bearing liabilities resulting in a $45.0 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in the rates on savings and money market deposits, time deposits and demand deposits. The increase in interest expense attributable to volume was primarily due to increases in average brokered deposits and average time deposits, partially offset by a decrease in average borrowings and other interest-bearing liabilities.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended March 31
	2024		2023		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$8,166,018	6.34%	$7,720,975	5.55%	$445,043	5.8%
Commercial and industrial	4,517,179	6.67	4,565,923	5.75	(48,744)	(1.1)
Real estate – residential mortgage	5,353,905	3.96	4,790,868	3.58	563,037	11.8
Real estate – home equity	1,039,321	7.34	1,086,032	6.37	(46,711)	(4.3)
Real estate – construction	1,240,640	7.44	1,276,145	6.29	(35,505)	(2.8)
Consumer	721,523	6.45	721,248	5.38	275	—
Leases and other loans(1)	331,447	4.69	301,905	4.09	29,542	9.8
Total loans	$21,370,033	5.90%	$20,463,096	5.21%	$906,937	4.4%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the first quarter of 2024, average loans increased $906.9 million, or 4.4%, compared to the same period in 2023. The increase in average loans was largely driven by increases in average residential mortgage loans and average commercial mortgage loans of $563.0 million and $445.0 million, respectively. The yield on total loans increased 69 bps to 5.90% for the first quarter of 2024, compared to 5.21% for the same period in 2023, primarily due to rising interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended March 31
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,061,075	—%	$6,641,741	—%	$(1,580,666)	(23.8)%
Interest-bearing demand	5,596,725	1.47	5,326,566	0.64	270,159	5.1
Savings and money market deposits	6,669,228	2.34	6,469,468	1.29	199,760	3.1
Total demand deposits and savings and money market deposits	17,327,028	1.38	18,437,775	0.64	(1,110,747)	(6.0)
Brokered deposits	1,083,382	5.44	439,670	4.77	643,712	1.5
Time deposits	2,968,344	4.01	1,696,878	1.78	1,271,466	74.9
Total deposits	$21,378,754	1.95%	$20,574,323	0.82%	$804,431	3.9%

The cost of deposits increased 113 bps, to 1.95%, for the first quarter of 2024 compared to 0.82% for the same period in 2023, primarily due to an increase in rates and a change in the mix of deposits. Average deposits increased $804.4 million during the first quarter of 2024 compared to the same period in 2023, primarily due to increases in average time deposits and average brokered deposits of $1.3 billion and $643.7 million, respectively, partially offset by a decrease in average noninterest-bearing demand deposits of $1.6 billion.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended March 31
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
Borrowings and other interest-bearing liabilities:	(dollars in thousands)
Federal funds purchased	$173,659	5.44%	$505,142	4.85%	$(331,483)	(65.6)%
Federal Home Loan Bank advances	902,890	4.80	1,261,589	4.97	(358,699)	(28.4)
Senior debt and subordinated debt	535,479	3.96	539,726	4.02	(4,247)	(0.8)
Other borrowings and other interest-bearing liabilities(1)	996,348	4.10	752,227	3.11	244,121	32.5
Total borrowings and other interest-bearing liabilities	$2,608,376	4.46%	$3,058,684	4.32%	$(450,308)	(14.7)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $450.3 million in the first quarter of 2024 compared to the same period in 2023, primarily as a result of an increase in average total deposits. The decrease in average borrowings and other interest-bearing liabilities in the first quarter of 2024 compared to the first quarter of 2023 was primarily due to decreases in average FHLB advances and average Federal funds purchased of $358.7 million and $331.5 million, respectively, partially offset by an increase in average other borrowings and other interest-bearing liabilities of $244.1 million.

Provision for Credit Losses

The provision for credit losses was $10.9 million for the first quarter of 2024 compared to a provision of $24.5 million for the same period in 2023. The provision for credit losses of $10.9 million recorded in the first quarter of 2024 was primarily due to net charge-offs of $8.6 million and loan growth.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended March 31		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Wealth management	$20,155	$18,062	$2,093	11.6%
Commercial banking:
Merchant and card	6,808	6,834	(26)	N/M
Cash management	6,305	5,515	790	14.3
Capital markets	2,341	2,344	(3)	N/M
Other commercial banking	3,375	2,820	555	19.7
Total commercial banking	18,829	17,513	1,316	7.5
Consumer banking:
Card	6,628	6,243	385	6.2
Overdraft	2,786	2,733	53	1.9
Other consumer banking	2,254	2,241	13	0.6
Total consumer banking	11,668	11,217	451	4.0
Mortgage banking	3,090	1,970	1,120	56.9
Other	3,398	2,968	430	14.5
Non-interest income before investment securities gains	57,140	51,730	5,410	10.5
Investment securities gains (losses), net	—	23	(23)	(100.0)
Total Non-Interest Income	$57,140	$51,753	$5,387	10.4%

Compared to the three months ended March 31, 2023, non-interest income before investment securities gains (losses) increased $5.4 million, or 10.5%, from $51.7 million. The increase in non-interest income was primarily due to increases of $2.1 million in wealth management revenues due to an increase in assets under management, $1.3 million in commercial banking income, $1.1 million in mortgage banking income and $0.5 million in consumer banking income. The increase in commercial banking income was primarily due to increases of $0.8 million in cash management fee income and $0.3 million in gains on sale from SBA loans, reflected in other commercial banking income. The increase in mortgage banking income was driven by higher loan sale volumes and higher spreads.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended March 31		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Salaries and employee benefits	$95,240	$89,283	$5,957	6.7%
Data processing and software	17,661	15,796	1,865	11.8
Net occupancy	16,149	14,438	1,711	11.9
Other outside services	10,809	10,126	683	6.7
FDIC insurance	6,104	4,795	1,309	27.3
Equipment	4,040	3,389	651	19.2
Professional fees	2,088	2,392	(304)	(12.7)
Marketing	1,912	1,886	26	1.4
Intangible amortization	573	674	(101)	(15.0)
Other	16,695	16,837	(142)	(0.8)
Subtotal	171,271	159,616	11,655	7.3
FultonFirst implementation and asset disposals	6,329	—	6,329	N/M
Total non-interest expense	$177,600	$159,616	$17,984	11.3%

Non-interest expense increased $18.0 million, or 11.3%, for the three months ended March 31, 2024 compared to the same period in 2023. Excluding FultonFirst implementation costs and loss on asset disposals of $6.3 million, non-interest expense increased $11.7 million, or 7.3%, compared to the same period in 2023. The increase was primarily due to increases of $6.0 million in salaries and employee benefits expense, $1.9 million in data processing and software expense primarily due to technology investments made in 2023, $1.7 million in net occupancy expense driven by snow removal costs, $1.3 million in FDIC insurance expense, which includes a $1.0 million special assessment charge to recover the loss to the Deposit Insurance Fund in connection with certain bank closures in 2023, and $0.7 million in other outside services expense. The $6.0 million increase in salaries and benefits expense was primarily due to merit increases and healthcare costs.

FultonFirst initiative expenses of $6.3 million for the three months ended March 31, 2024 included $0.2 million in severance expense (reflected in salaries and employee benefits on the Consolidated Statement of Income), $2.5 million in consulting services expense (reflected in other outside services on the Consolidated Statement of Income) and loss on disposals of assets of $3.6 million (reflected in other non-interest expense on the Consolidated Statement of Income).

Income Taxes

Income tax expense for the three months ended March 31, 2024 was $13.6 million, a $1.3 million decrease from $14.9 million for the same period in 2023. The Corporation's ETR was 18.0% for the three months ended March 31, 2024 compared to 18.5% for the full year in 2023.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	March 31, 2024	December 31, 2023	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$357,333	$549,710	$(192,377)	(35.0)%
FRB and FHLB Stock	121,637	124,405	(2,768)	(2.2)
Loans held for sale	10,624	15,158	(4,534)	(29.9)
Investment securities	3,783,392	3,666,274	117,118	3.2
Net loans, less ACL - loans	21,146,595	21,057,690	88,905	0.4
Net premises and equipment	213,541	222,881	(9,340)	(4.2)
Goodwill and intangibles	560,114	560,687	(573)	(0.1)
Other assets	1,449,721	1,375,110	74,611	5.4
Total Assets	$27,642,957	$27,571,915	$71,042	0.3%
Liabilities and Shareholders' Equity
Deposits	$21,741,950	$21,537,623	$204,327	0.9%
Borrowings	2,296,040	2,487,526	(191,486)	(7.7)
Other liabilities	847,288	786,627	60,661	7.7
Total Liabilities	24,885,278	24,811,776	73,502	0.3
Total Shareholders' Equity	2,757,679	2,760,139	(2,460)	(0.1)
Total Liabilities and Shareholders' Equity	$27,642,957	$27,571,915	$71,042	0.3%

Investment Securities

The following table presents the carrying amount of investment securities:

	March 31, 2024	December 31, 2023	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$—	$42,161	$(42,161)	N/M
U.S. Government-sponsored agency securities	998	1,010	(12)	(1.2)
State and municipal securities	1,052,259	1,072,013	(19,754)	(1.8)
Corporate debt securities	444,267	440,551	3,716	0.8
Collateralized mortgage obligations	187,428	111,434	75,994	68.2
Residential mortgage-backed securities	316,832	196,795	120,037	61.0
Commercial mortgage-backed securities	525,185	534,388	(9,203)	(1.7)
Total available for sale securities	$2,526,969	$2,398,352	$128,617	5.4%
Held to Maturity
Residential mortgage-backed securities	$396,308	$407,075	$(10,767)	(2.6)%
Commercial mortgage-backed securities	860,115	860,847	(732)	(0.1)
Total held to maturity securities	$1,256,423	$1,267,922	$(11,499)	(0.9)%

Total Investment Securities	$3,783,392	$3,666,274	$117,118	3.2%

Compared to December 31, 2023, total AFS securities at March 31, 2024 increased $128.6 million, or 5.4%, primarily due to increases in residential mortgage-backed securities and collateralized mortgage obligations of $120.0 million and $76.0 million, respectively, partially offset by decreases in U.S. Government securities and state and municipal securities of $42.2 million and $19.8 million, respectively. The increases in residential mortgage-backed securities and collateralized mortgage obligations were driven by purchases of these securities.

At March 31, 2024, total HTM securities decreased $11.5 million compared to December 31, 2023, primarily driven by a decrease of $10.8 million in residential mortgage-backed securities due to payments.

Loans

The following table presents ending net loans outstanding by type:

	March 31, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$8,252,117	$8,127,728	$124,389	1.5%
Commercial and industrial(1)	4,467,589	4,545,552	(77,963)	(1.7)%
Real estate - residential mortgage	5,395,720	5,325,923	69,797	1.3%
Real estate - home equity	1,040,335	1,047,184	(6,849)	(0.7)%
Real estate - construction	1,249,199	1,239,075	10,124	0.8%
Consumer	698,421	729,318	(30,897)	(4.2)%
Leases and other loans(2)	341,102	336,314	4,788	1.4%
Net loans	$21,444,483	$21,351,094	$93,389	0.4%
(1) Includes no unearned income for March 31, 2024 and $41.0 thousand for December 31, 2023.
(2) Includes unearned income of $38.0 million for March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, net loans increased $93.4 million, or 0.4%, compared to December 31, 2023, primarily due to increases in commercial mortgage loans and residential mortgage loans of $124.4 million and $69.8 million, respectively, partially offset by decreases in commercial and industrial loans and consumer loans of $78.0 million and $30.9 million, respectively.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of March 31, 2024, approximately $9.5 billion, or 44.3%, of the loan portfolio was comprised of commercial mortgage loans and construction loans. The Corporation has established lower total lending limits for certain types of lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	March 31, 2024	December 31, 2023
Real estate(1)	48.7%	46.6%
Health care	7.0	6.6
Manufacturing	6.2	6.1
Agriculture	5.5	5.6
Other services	4.5	4.5
Construction(2)	4.4	4.1
Hospitality and food services	3.5	3.6
Retail	3.3	3.3
Wholesale trade	3.1	3.2
Educational services	2.9	2.9
Professional, scientific and technical services	2.4	2.2
Arts, entertainment and recreation	1.9	1.9
Transportation and warehousing	1.7	1.7
Finance and Insurance	1.3	1.3
Administrative and Support	1.1	1.1
Public administration	1.0	1.0
Other	1.5	4.3
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of: renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate. Real estate commercial office represents 3% of total loans.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The following table presents the changes in non-accrual loans for the three months ended March 31, 2024:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)

Balance at December 31, 2023	$39,952	$44,805	$1,341	$20,824	$4,805	$9,893	$121,620
Additions	30,942	11,238	—	2,702	3,153	1,248	49,283
Payments	(12,064)	(9,876)	(55)	(394)	(272)	(245)	(22,906)
Charge-offs	(7,632)	(26)	—	(251)	(2,238)	(805)	(10,952)
Transfers to accrual status	(7,463)	(180)	—	(142)	(138)	—	(7,923)
Transfers to OREO	—	—	—	506	—	—	506
Balance at March 31, 2024	$43,735	$45,961	$1,286	$23,245	$5,310	$10,091	$129,628

During the first quarter of 2024, non-accrual loans increased approximately $8.0 million, or 6.6%, largely due to additions to non-accrual loans, partially offset by payments and charge-offs. During the three months ended March 31, 2024, non-accrual loans as a percentage of total loans increased to 0.60%, compared to 0.57% as of December 31, 2023.

The following table summarizes non-performing assets as of the periods shown below:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Non-accrual loans	$129,628	$121,620
Loans 90 days or more past due and still accruing	26,521	31,721
Total non-performing loans	156,149	153,341
OREO(1)	277	896
Total non-performing assets	$156,426	$154,237
Non-accrual loans to total loans	0.60%	0.57%
Non-performing loans to total loans	0.73%	0.72%
Non-performing assets to total assets	0.57%	0.56%
ACL - loans to non-performing loans	191%	191%
(1) Excludes $19.0 million and $10.9 million of residential mortgage properties for which formal foreclosure proceedings were in process as of March 31, 2024 and December 31, 2023, respectively.

Non-performing loans at March 31, 2024 increased $2.8 million, or 1.8%, compared to $153.3 million as of December 31, 2023. Non-performing loans as a percentage of total loans were 0.73% at March 31, 2024 and 0.72% at December 31, 2023. See "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on non-performing loans.

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

Total internally risk-rated loans were $13.7 billion as of March 31, 2024 and December 31, 2023, respectively, of which $1.0 billion and $0.9 billion were criticized and classified, respectively. For a description of the Corporation's risk ratings, see "Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	March 31, 2024	December 31, 2023	$	%	March 31, 2024	December 31, 2023	$	%	March 31, 2024	December 31, 2023
	(dollars in thousands)
Real estate - commercial mortgage	$340,848	$302,553	$38,295	12.7%	$248,325	$224,774	$23,551	10.5%	$589,173	$527,327
Commercial and industrial	122,170	135,837	(13,667)	(10.1)	243,219	196,500	46,719	23.8	365,389	332,337
Real estate - construction (3)	22,273	38,520	(16,247)	(42.2)	24,404	26,771	(2,367)	(8.8)	46,677	65,291
Total	$485,291	$476,910	$8,381	1.8%	$515,948	$448,045	$67,903	15.2%	$1,001,239	$924,955

% of total risk rated loans	3.5%	3.5%			3.8%	3.3%			7.3%	6.8%

(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes construction - other.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Average balance of net loans	$21,370,033	$20,463,096

Balance of ACL at beginning of period	$293,404	$269,366

Loans charged off:
Real estate - commercial mortgage	(26)	(13,362)
Commercial and industrial	(7,632)	(612)
Real estate - residential mortgage	(251)	—
Consumer and real estate - home equity	(2,238)	(2,206)
Real estate - construction	—	—
Leases and other loans	(805)	(723)
Total loans charged off	(10,952)	(16,903)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	152	786
Commercial and industrial	1,248	1,086
Real estate - residential mortgage	116	48
Consumer and real estate - home equity	676	661
Real estate - construction	—	202
Leases and other loans	162	116
Total recoveries	2,354	2,899
Net loans charged off (recoveries)	(8,598)	(14,004)
Provision for credit losses(1)	13,082	23,333
Balance of ACL at end of period	$297,888	$278,695
Provision for OBS credit exposures	$(2,157)	$1,211
Reserve for OBS credit exposures(2)	$15,097	$17,539
Net charge-offs to average loans (annualized)	0.16%	0.27%
(1) Provision included in the table only includes the portion related to net loans.
(2) Reserve for OBS credit exposures is recorded with other liabilities on the consolidated balance sheets.

The provision for credit losses, specific to loans, for the three months ended March 31, 2024 was $13.1 million, compared to a provision of $23.3 million recorded for the same period in 2023. The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 4 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	March 31, 2024			December 31, 2023
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$114,492	38.4%	38.5%	$112,565	38.4%	38.1%
Commercial and industrial	76,883	25.8	20.8	74,266	25.3	21.3
Real estate - residential mortgage	73,216	24.6	25.2	73,286	25.0	24.9
Consumer, home equity and leases and other loans	20,331	6.8	9.7	20,992	7.1	9.9
Real estate - construction	12,966	4.4	5.8	12,295	4.2	5.8
Total ACL - loans	$297,888	100.0%	100.0%	$293,404	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a % of total ACL - loans.
(2) Ending loan portfolio segment balances as a % of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	March 31, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,086,514	$5,314,094	$(227,580)	(4.3)%
Interest-bearing demand	5,521,017	5,722,695	(201,678)	(3.5)
Savings and money market deposits	6,846,038	6,616,901	229,137	3.5
Total demand and savings	17,453,569	17,653,690	(200,121)	(1.1)
Brokered deposits	1,152,427	1,144,692	7,735	0.7
Time deposits	3,135,954	2,739,241	396,713	14.5
Total deposits	$21,741,950	$21,537,623	$204,327	0.9%

During the three months ended March 31, 2024, total deposits increased by $204.3 million, or 0.9%, compared to December 31, 2023. The increase in total deposits was primarily due to increases in time deposits and savings and money market deposits of $396.7 million and $229.1 million, respectively, partially offset by decreases in noninterest-bearing demand deposits and interest-bearing demand deposits of $227.6 million and $201.7 million, respectively.

Total uninsured deposits were estimated to be $7.1 billion and $7.2 billion at March 31, 2024 and December 31, 2023, respectively.

Time deposits of $250 thousand or more were $698.2 million and $551.2 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents ending borrowings by type:

	March 31, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Federal funds purchased	$—	$240,000	$(240,000)	N/M
Federal Home Loan Bank advances	900,000	1,100,000	(200,000)	(18.2)
Senior debt and subordinated debt	535,566	535,384	182	—
Other borrowings(1)	860,474	612,142	248,332	40.6
Total borrowings	$2,296,040	$2,487,526	$(191,486)	(7.7)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the three months ended March 31, 2024, total borrowings decreased $191.5 million, or 7.7%, compared to December 31, 2023. The decrease in total borrowings was due to decreases in Federal funds purchased and FHLB advances of $240.0 million and $200.0 million, respectively, partially offset by an increase in other borrowings of $248.3 million.

Shareholders' Equity

On December 19, 2023, the Corporation announced that its Board of Directors approved the 2024 Repurchase Program. The 2024 Repurchase Program will expire on December 31, 2024. Under the 2024 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock through December 31, 2024. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase shares of the Corporation's preferred stock and outstanding subordinated notes.

During the three months ended March 31, 2024, 1,934,297 shares were repurchased under the 2024 Repurchase Program at a total cost of $30.3 million, or $15.69 per share.

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

As of March 31, 2024, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of March 31, 2024, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since March 31, 2024 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	March 31, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy	Fully Phased-in, with Capital Conservation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	14.0%	14.0%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.1%	11.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.3%	10.3%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.3%	9.5%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of March 31, 2024:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $52.6 million	+5.8%
+300 bp	+ $40.6 million	+4.5%
+200 bp	+ $28.8 million	+3.2%
+100 bp	+ $17.7 million	+2.0%
–100 bp	- $39.4 million	-4.4%
–200 bp	- $79.5 million	-8.8%
–300 bp	- $111.1 million	-12.3%
–400 bp	- $131.9 million	-14.6%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of March 31, 2024, the Corporation was within economic value of equity policy limits for every 100 bps shock.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the three months ended March 31, 2024, $7.0 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of March 31, 2024, the Bank had total borrowing capacity of approximately $9.4 billion with $3.3 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $6.1 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of March 31, 2024, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with $0 outstanding against that amount. As of March 31, 2024, the Corporation had $1.2 billion of collateralized borrowing capacity at the FRB discount window.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.6 billion at March 31, 2024 and $0.4 billion at December 31, 2023 were pledged as collateral to secure public and trust deposits.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the three months ended March 31, 2024 provided $152.9 million of cash. Cash used by investing activities was $299.9 million and was mainly due to the purchase of AFS securities and a net increase in loans. Cash used by financing activities was $45.4 million, and was primarily due to acquisition of treasury stock and dividends paid, partially offset by a net $12.7 million increase in deposits and other borrowings.

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

State and Municipal Securities

As of March 31, 2024, the Corporation owned securities issued by various states and municipalities with a total fair value of $1.1 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of March 31, 2024, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 74% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2024, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 12 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023 includes a discussion of the material risks and uncertainties that could adversely affect the Corporation's business, results of operations and financial condition.

The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

We may fail to realize the anticipated benefits of the Republic First Transaction.

The success of the Republic First Transaction will depend on, among other things, our ability to integrate the Republic First Assets and Liabilities into our business in a manner that facilitates growth opportunities and achieves the anticipated benefits of the Republic First Transaction. Although the Republic First Transaction was an FDIC-assisted transaction, we are still subject to some of the same risks we would face in acquiring another bank in a negotiated transaction. In addition, because of the expedited nature of the FDIC-assisted transaction, which did not allow bidders the time and access to information customarily associated with preparing for and evaluating a negotiated transaction, we may face additional risks. Such risks include risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. Further, we did not enter into a loss sharing arrangement with the FDIC in connection with the Republic First Transaction. If we are not able to successfully achieve our objectives and manage the corresponding risks, the anticipated benefits of the Republic First Transaction may not be realized fully or at all or may take longer to realize than expected.

There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition, including challenges consolidating certain operations and functions (including regulatory functions), integrating technologies, organizations, procedures, policies and operations, addressing differences in the business cultures of the Corporation and retaining key personnel. In addition, the success of the Republic First Transaction will depend on a number of factors, including, but not limited to our ability to limit the outflow of deposits held by our new customers and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the Republic First Transaction, our ability to attract new deposits and to generate new interest-earning assets in the areas previously served by the former Republic First Bank branches, our ability to control the incremental non-interest expense from the former Republic First Bank branches and other units in a manner that enables us to maintain a favorable overall efficiency ratio, the accuracy of our assumptions regarding the value of the Republic First Assets and Liabilities, our ability to effectively manage the ongoing relationship with the FDIC related to the Republic First Transaction, our ability to collect on the loans acquired, our assumptions regarding the risk profile of the loans acquired, and our ability to earn acceptable levels of interest and non-interest income. The integration may be complex and time consuming and involve delays or additional and unforeseen expenses. The integration process and other disruptions resulting from the Republic First Transaction may also disrupt our ongoing business, which may cause the Corporation to lose clients and customers, or cause clients and customers to move their business to competing financial institutions. It is possible that the integration process could result in inconsistencies in standards, controls, procedures and policies that could adversely affect the Corporation's ability to maintain relationships with clients, customers, depositors and employees. In addition, the loss of key employees in connection with the Republic First Transaction could adversely affect the Corporation's ability to successfully conduct its business. Any failure to successfully or cost-effectively integrate the Republic First Assets and Liabilities in connection with the Republic First Transaction could have a material adverse effect on our business, operations and financial position, including as a result of reputational harm or other legal or regulatory costs associated with the Republic First Transaction.

We may incur unforeseen liabilities or losses in connection with the Republic First Transaction.

In connection with the Republic First Transaction, we have agreed to assume certain liabilities of Republic First Bank. The expedited nature of the Republic First Transaction did not allow bidders the time and access to information customarily associated with preparing for and evaluating a negotiated transaction. As such, there may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into the Republic First Assets and Liabilities, or we may not have correctly assessed the significance of certain liabilities identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could lead to unforeseen losses, which may be significant, and which could have a material adverse effect on our business, financial condition and results of operations.

Our assumptions regarding the fair value of Republic First Assets and Liabilities could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Our acquisition of certain assets of Republic First Bank in connection with the Republic First Transaction followed the FDIC's competitive bidding process. The expedited nature of the transaction did not allow bidders the time and access to information customarily associated with preparing for and evaluating a negotiated transaction. The determination of both the aggregate amount and the fair value of the Republic First Assets and Liabilities is based on estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Our estimates of the fair value of the Republic First Assets and Liabilities are based on information provided to us by the FDIC, much of which has not been independently verified given the nature of the FDIC's expedited competitive bidding process. Further, we have not entered into a loss sharing arrangement with the FDIC in connection with the Republic First Transaction. As a result, fair value assumptions we have made in connection with Republic First Assets and Liabilities in the Republic First Transaction may be inaccurate and subject to change as the acquired assets and customers are integrated into Fulton Bank and we acquire additional information and details about the Republic First Assets and Liabilities. If our assumptions and projections regarding the fair value of the Republic First Assets and Liabilities are wrong, it could adversely impact our business, financial condition and results of operations.

We are in the process of validating the fair value of the Republic First Assets and Liabilities based on ongoing internal assessments and continuing discussions with the FDIC regarding the fair value of the assets acquired in the Republic First Transaction, which may impact our assumptions and estimates regarding the fair value of the Republic First Assets and Liabilities. In addition, we may obtain additional information and evidence that could result in changes to our assumptions regarding the fair value of the Republic First Assets and Liabilities in connection with the Republic First Transaction, including potential decreases in the fair value of the Republic First Assets and Liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.

(c) Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	514,004	$16.08	514,004	$116,733,523
February 1, 2024 to February 29, 2024	1,420,293	15.55	1,420,293	94,651,692
March 1, 2024 to March 31, 2024	—	—	—	94,651,692
(1) Includes 1% excise tax

On December 19, 2023, the Corporation announced that its Board of Directors approved the 2024 Repurchase Program. The 2024 Repurchase Program will expire on December 31, 2024. Under the 2024 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock through December 31, 2024. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase shares of the Corporation's preferred stock and outstanding subordinated notes.

As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time under the 2024 Repurchase Program in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The 2024 Repurchase Program may be discontinued at any time.

During the three months ended March 31, 2024, 1,934,297 shares were repurchased under the 2024 Repurchase Program at a total cost of $30.3 million, or $15.69 per share.

Item 5. Other Information

(c) None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended March 31, 2024.

Item 6. Exhibits

1.1
Underwriting Agreement, dated as of April 29, 2024, by and among Fulton Financial Corporation and Piper Sandler & Co. and BofA Securities, Inc., as representatives of the several underwriters listed in Schedule I thereto (Incorporated by reference to Exhibit 1.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on May 1, 2024).

2.1
Purchase and Assumption Agreement – Whole Bank, All Deposits, effective as of April 26, 2024, with the Federal Deposit Insurance Corporation, as receiver of Republic First Bank, the Federal Deposit Insurance Corporation, and Fulton Bank, National Association (Incorporated by reference to Exhibit 2.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on May 2, 2024).

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

4.3	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.2).
4.4	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
10.1	Separation Agreement and General Release - filed herewith.
10.2	Form of Time-Vested Restricted Stock Unit Award Agreement - filed herewith.
10.3	Form of Performance Restricted Stock Unit Award Agreement Total Shareholder Return ("TSR") Component - filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	May 9, 2024	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	May 9, 2024	/s/ Beth Ann L. Chivinski
Beth Ann L. Chivinski
Senior Executive Vice President and Interim Chief Financial Officer