Form 10-Q
period 2024-06-30
FULTON FINANCIAL CORP
filed 2024-08-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 181,905,424 shares outstanding as of August 2, 2024.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024

Note: Some numbers contained in the document may not sum due to rounding

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2024 Repurchase Program	The authorization, commencing on January 1, 2024 and expiring on December 31, 2024, to repurchase up to $125 million of the Corporation's common stock; under this authorization, up to $25 million of the $125 million authorization may be used to repurchase the Corporation's preferred stock and outstanding subordinated notes
ACL	Allowance for credit losses
Acquisition Date	April 26, 2024, the date of the Republic First Transaction
AFS	Available for sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHCA	Bank Holding Company Act of 1956, as amended
Blue Owl Agreement	Agreement for Purchase and Sale of Real Property with certain affiliates of Blue Owl Capital Inc.
bp or bps	Basis point(s)
Capital Rules	Regulatory capital requirements applicable to the Corporation and Fulton Bank
CDI	Core deposit intangible
CECL Day 1 Provision	Initial provision for credit losses required on non-PCD Loans acquired in the Republic First Transaction
Corporation, Company, we, our or us	Fulton Financial Corporation
Directors' Plan	Amended and Restated 2023 Director Equity Plan
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Employee Equity Plan	2022 Amended and Restated Equity and Cash Incentive Compensation Plan
ETR	Effective tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Board	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable-equivalent
Fulton Bank or the Bank	Fulton Bank, N.A.
GAAP	U.S. generally accepted accounting principles
HTM	Held to maturity
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
Management's Discussion	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The acquisition by the Corporation of Prudential Bancorp that was completed effective as of July 1, 2022
MSRs	Mortgage servicing rights
Net loans	Loan and lease receivables (net of unearned income)
NIM	Net interest margin
N/M	Not meaningful
OBS	Off-balance-sheet
OCI	Other comprehensive income

OREO	Other real estate owned
PCD Loans	Loans purchased with more-than-insignificant credit deterioration
PD	Probability of default
Pension Plan	Defined Benefit Pension Plan
Postretirement Plan	Postretirement Benefits Plan
Prudential Bancorp	Prudential Bancorp, Inc.
PSU	Performance-based restricted stock unit
Republic First Bank	Republic First Bank, doing business as Republic Bank
Republic First Assets and Liabilities	The assets acquired and liabilities assumed of Republic First Bank by Fulton Bank in connection with the Republic First Transaction
Republic First Transaction	The acquisition of substantially all of the assets and assumption of substantially all of the deposits and certain liabilities of Republic First Bank by Fulton Bank from the FDIC, as receiver for Republic First Bank
RSU	Restricted stock unit
Sale-Leaseback Transaction	Sale of 40 financial center office locations to certain affiliates of Blue Owl Capital Inc. with concurrent agreements to lease each of the locations
SBA	Small Business Administration
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TruPS	Trust Preferred Securities

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
•investment securities gains and losses, including declines in the fair value of securities, which may result in changes to earnings or shareholders' equity;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and due from banks	$333,238	$300,343
Interest-bearing deposits with other banks	1,063,044	249,367
Cash and cash equivalents	1,396,282	549,710
FRB and FHLB stock	125,297	124,405
Loans held for sale	26,822	15,158
Investment securities
AFS, at estimated fair value	2,939,594	2,398,352
HTM, at amortized cost	1,244,433	1,267,922
Net loans	24,106,297	21,351,094
Less: ACL - loans	(375,941)	(293,404)
Loans, net	23,730,356	21,057,690
Net premises and equipment	180,642	222,881
Accrued interest receivable	120,752	107,972
Goodwill and net intangible assets	648,026	560,687
Other assets	1,357,609	1,267,138
Total Assets	$31,769,813	$27,571,915
LIABILITIES
Deposits:
Noninterest-bearing	$5,609,383	$5,314,094
Interest-bearing	19,950,271	16,223,529
Total Deposits	25,559,654	21,537,623
Borrowings:
Federal funds purchased	—	240,000
Federal Home Loan Bank advances	750,000	1,100,000
Senior debt and subordinated debt	535,741	535,384
Other borrowings	892,856	612,142
Total Borrowings	2,178,597	2,487,526
Accrued interest payable	48,757	35,083
Other liabilities	881,196	751,544
Total Liabilities	28,668,204	24,811,776
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares authorized and issued as of June 30, 2024 and December 31, 2023, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 245,809,384 shares issued as of June 30, 2024 and 225,760,963 shares issued as of December 31, 2023	614,523	564,402
Additional paid-in capital	1,781,090	1,552,860
Retained earnings	1,712,646	1,619,300
Accumulated other comprehensive loss	(310,534)	(312,280)
Treasury stock, at cost, 63,978,306 shares as of June 30, 2024 and 61,959,552 shares as of December 31, 2023	(888,994)	(857,021)
Total Shareholders' Equity	3,101,609	2,760,139
Total Liabilities and Shareholders' Equity	$31,769,813	$27,571,915

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Interest Income
Loans, including fees	$352,697	$284,690	$663,913	$545,341
Investment securities	32,079	25,362	57,201	50,883
Other interest income	15,730	4,860	19,058	8,508
Total Interest Income	400,506	314,912	740,172	604,732
Interest Expense
Deposits	131,087	69,799	234,661	111,420
Federal funds purchased	492	9,112	2,881	15,147
Federal Home Loan Bank advances	9,799	11,826	20,748	27,299
Senior debt and subordinated debt	5,299	5,344	10,604	10,689
Other borrowings and interest-bearing liabilities	12,109	5,979	22,621	11,738
Total Interest Expense	158,786	102,060	291,515	176,293
Net Interest Income	241,720	212,852	448,657	428,439
Provision for credit losses	32,056	9,747	42,981	34,291
Net Interest Income After Provision for Credit Losses	209,664	203,105	405,676	394,148
Non-Interest Income
Wealth management	20,990	18,678	41,144	36,740
Commercial banking	21,410	23,145	40,238	40,658
Consumer banking	14,600	11,720	26,268	22,937
Mortgage banking	3,951	2,940	7,041	4,910
Gain on acquisition, net of tax	47,392	—	47,392	—
Other	4,933	4,106	8,332	7,075
Non-Interest Income Before Investment Securities (Losses) Gains, Net	113,276	60,589	170,415	112,320
Investment securities (losses) gains, net	(20,282)	(4)	(20,282)	19
Total Non-Interest Income	92,994	60,585	150,133	112,339
Non-Interest Expense
Salaries and employee benefits	110,630	94,102	206,111	183,385
Data processing and software	20,357	16,776	38,018	32,571
Net occupancy	17,793	14,374	33,943	28,812
Other outside services	16,933	10,834	30,216	20,960
FDIC insurance	6,696	4,895	12,800	9,690
Intangible amortization	4,688	1,072	5,261	1,746
Equipment	4,561	3,530	8,602	6,920
Professional fees	2,571	1,829	4,659	4,221
Marketing	2,101	1,655	4,012	3,541
Acquisition-related expenses	13,803	—	13,803	—
Other	(645)	18,951	19,662	35,790
Total Non-Interest Expense	199,488	168,018	377,087	327,636
Income Before Income Taxes	103,170	95,672	178,722	178,851
Income taxes	8,195	16,065	21,806	30,931
Net Income	94,975	79,607	156,916	147,920
Preferred stock dividends	(2,562)	(2,562)	(5,124)	(5,124)
Net Income Available to Common Shareholders	$92,413	$77,045	$151,792	$142,796

PER SHARE:
Net income available to common shareholders (basic)	$0.53	$0.46	$0.90	$0.86
Net income available to common shareholders (diluted)	0.52	0.46	0.89	0.85
Cash dividends	0.17	0.16	0.34	0.31
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023

Net Income	$94,975	$79,607	$156,916	$147,920
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on AFS investment securities
Net unrealized holding gains (losses)	(14,199)	(31,219)	(30,864)	1,422
Reclassification adjustment for securities net change realized in net income	15,688	(3)	15,688	14
Amortization of net unrealized gains on AFS securities transferred to HTM	1,403	1,501	2,790	2,979
Net unrealized gains (losses) on AFS investment securities	2,892	(29,721)	(12,386)	4,415
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges
Net unrealized holding gains (losses)	2,256	(5,586)	6,553	(12,406)
Reclassification adjustment for net change realized in net income	3,891	7,010	7,790	14,153
Net unrealized gains on interest rate derivatives used in cash flow hedges	6,147	1,424	14,343	1,747
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	(105)	3	(211)	28
Other Comprehensive Income (Loss), net of tax	8,934	(28,294)	1,746	6,190
Total Comprehensive Income	$103,909	$51,313	$158,662	$154,110

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended June 30, 2024
Balance at March 31, 2024	200	$192,878	162,087	$564,751	$1,554,624	$1,651,133	$(319,468)	$(886,239)	$2,757,679
Net income						94,975			94,975
Other comprehensive loss							8,934		8,934
Common stock issued(1)			19,200	48,000	225,205			—	273,205
Dividend reinvestment activity			91		90			1,255	1,345
Stock-based compensation awards (repurchases)			453	1,772	1,171			(4,010)	(1,067)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.17 per share						(30,900)			(30,900)
Balance at June 30, 2024	200	$192,878	181,831	$614,523	$1,781,090	$1,712,646	$(310,534)	$(888,994)	$3,101,609

Three months ended June 30, 2023
Balance at March 31, 2023	200	$192,878	165,396	$561,853	$1,544,758	$1,491,701	$(350,992)	$(821,200)	$2,618,998
Net income						79,607			79,607
Other comprehensive loss							(28,294)		(28,294)
Common stock issued(2)			46	115	474			6	595
Dividend reinvestment activity			108		(68)			1,501	1,433
Stock-based compensation awards (repurchases)			547	2,169	542			(3,753)	(1,042)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.16 per share						(26,583)			(26,583)
Balance at June 30, 2023	200	$192,878	166,097	$564,137	$1,545,706	$1,542,163	$(379,286)	$(823,446)	$2,642,152

Six months ended June 30, 2024
Balance at December 31, 2023	200	$192,878	163,801	$564,402	$1,552,860	$1,619,300	$(312,280)	$(857,021)	$2,760,139
Net income						156,916			156,916
Other comprehensive income							1,746		1,746
Common stock issued(1)			19,279	48,198	226,100			12	274,310
Dividend reinvestment activity			178		274			2,476	2,750
Stock-based compensation awards (repurchases)			507	1,923	1,856			(4,113)	(334)
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.34 per share						(58,446)			(58,446)
Balance at June 30, 2024	200	$192,878	181,831	$614,523	$1,781,090	$1,712,646	$(310,534)	$(888,994)	$3,101,609

Six months ended June 30, 2023
Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757
Net income						147,920			147,920
Other comprehensive loss							6,190		6,190
Common stock issued(2)			135	338	1,472			20	1,830
Dividend reinvestment activity			189		172			2,630	2,802
Stock-based compensation awards (repurchases)			586	2,288	2,222			(3,893)	617
Acquisition of treasury stock			(2,412)					(40,449)	(40,449)
Preferred stock dividend						(5,124)			(5,124)
Common stock dividends - $0.31 per share						(51,391)			(51,391)
Balance at June 30, 2023	200	$192,878	166,097	$564,137	$1,545,706	$1,542,163	$(379,286)	$(823,446)	$2,642,152

See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes the issuance of 19,166,667 shares of common stock in an underwritten public offering that closed on May 1, 2024, issuance in connection with the Corporation’s Employee Stock Purchase Plan and exercised stock options.
(2) Issuance of common stock includes issuance in connection with the Corporation's Employee Stock Purchase Plan and exercised stock options.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Six months ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,916	$147,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	42,981	34,291
Depreciation and amortization of premises and equipment	15,673	14,675
Net amortization of investment securities premiums	822	5,829
Investment securities losses (gains), net	20,282	(19)
Gain on sales of mortgage loans held for sale	(4,233)	(2,277)
Proceeds from sales of mortgage loans held for sale	243,130	132,609
Originations of mortgage loans held for sale	(250,561)	(137,741)
Intangible amortization	5,261	1,746
Amortization of issuance costs and discounts on long-term borrowings	357	360
Gain on acquisition, net of tax	(47,392)	—
Loss on disposal of premises and equipment	222	—
Gain on Sale-Leaseback Transaction	(20,266)	—
Stock-based compensation	3,779	4,240
Net change in deferred federal income tax	14,491	19,232
Net change in accrued salaries and benefits	(134)	(12,163)
Net change in life insurance cash surrender value	(7,051)	(20,433)
Other changes, net	146,747	28,641
Total adjustments	164,108	68,990
Net cash provided by operating activities	321,024	216,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	2,261,028	80,666
Proceeds from principal repayments and maturities of AFS securities	120,714	55,102
Proceeds from principal repayments and maturities of HTM securities	26,542	29,815
Purchase of AFS securities	(1,050,738)	(64,996)
Net change in FRB and FHLB stock	(892)	5,968
Net change in loans	(214,157)	(781,310)
Net purchases of premises and equipment	(3,542)	(11,019)
Settlement of bank-owned life insurance	963	45
Proceeds from Sale-Leaseback Transaction	51,123	—
Net cash received for acquisition	1,018,371	—
Net change in tax credit investments	(24,292)	(18,436)
Net cash provided (used) by investing activities	2,185,120	(704,165)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	(11,999)	(796,291)
Net change in time deposits and brokered deposits	(78,295)	1,353,293
Net change in other borrowings	(1,745,262)	(152,453)
Net proceeds from issuance of common stock	270,197	1,009
Dividends paid	(63,865)	(55,073)
Acquisition of treasury stock	(30,348)	(40,449)
Net cash (used) provided by financing activities	(1,659,572)	310,036
Net increase (decrease) in Cash and Cash Equivalents	846,572	(177,219)
Cash and Cash Equivalents at Beginning of Period	549,710	681,921
Cash and Cash Equivalents at End of Period	$1,396,282	$504,702

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$277,841	$162,377
Income taxes	19,308	15,183
Supplemental Schedule of Certain Noncash Activities:
Business Combination
Fair value of tangible assets acquired	$4,718,909	$—
Intangible assets	92,600	—
Liabilities assumed	5,560,160	—
PCD Loans credit discount	55,906	—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023. Those significant accounting policies are unchanged at June 30, 2024.

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

Recently Issued Accounting Standards

In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This update requires public entities with reportable segments to provide additional and more detailed disclosures. The Corporation will adopt ASU 2023-07 on December 15, 2024. The Corporation is not currently required to report segment information and, as such, does not expect the adoption of ASU 2023-07 to have an impact on its consolidated financial statements.

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

NOTE 2 – Business Combinations

On the Acquisition Date, Fulton Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain liabilities of Republic First Bank from the FDIC, as receiver for Republic First Bank. As part of the Republic First Transaction, the Bank acquired approximately $4.8 billion of assets of Republic First Bank and received approximately $0.8 billion of cash from the FDIC. The Bank assumed approximately $5.6 billion of total liabilities of Republic First Bank. The Bank did not enter into a loss sharing arrangement with the FDIC in connection with the Republic First Transaction. Fulton Bank also has the option to purchase the Republic First Bank branches and office locations.

As a result of the Republic First Transaction, the Bank enhanced its presence in Philadelphia, Pennsylvania and New Jersey.

The Republic First Transaction constitutes a business combination as defined by FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values based on preliminary valuations as of the Acquisition Date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows and market conditions at the time of the Republic First Transaction.

The Bank and the FDIC are awaiting conclusion of the customary final settlement process to determine whether certain assets and liabilities of Republic First Bank will remain with the FDIC or be acquired by the Bank. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the Acquisition Date. The preliminary fair value estimates of assets acquired and liabilities assumed, provide a reasonable basis for determining the preliminary gain on acquisition.

The excess of the estimated fair value of net assets acquired and the cash consideration received from the FDIC over the estimated fair value of liabilities assumed was recorded as a preliminary gain on acquisition of $47.4 million, net of income taxes.

The following table summarizes the consideration transferred and the estimated fair values of identifiable assets acquired and liabilities assumed in connection with the Republic First Transaction on the Acquisition Date:

Estimated Fair Value

Cash payment received from FDIC	$809,920
Assets acquired:
Cash and due from banks	208,451
Investment securities	1,938,571
Loans	2,505,040
Premises and equipment	970
CDI	92,600
FHLB Stock	37,931
Accrued interest receivable	16,164
Other assets	11,782
Total assets	4,811,509
Liabilities assumed:
Deposits	4,112,325
Borrowings	1,435,976
Other liabilities	11,859
Total liabilities	5,560,160
Net assets acquired:	(748,651)

Gain on acquisition, before income taxes	$61,269
Gain on acquisition, net of income taxes	$47,392

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed.

Cash and due from banks: The fair values of cash and due from banks approximate their book values.

Investment securities: The investment portfolio acquired in the Republic First Transaction, with a fair value of $1.9 billion, was sold shortly after the Acquisition Date by the Corporation. The fair value of the investment portfolio was based on the proceeds from the sale.

Loans: The Corporation recorded $2.5 billion of acquired loans that were initially recorded at their estimated fair values as of the Acquisition Date. The estimated fair value for the loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, exposure at default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows.

The following table presents information with respect to the estimated fair value and unpaid principal balance of acquired loans and leases at the Acquisition Date:

	April 26, 2024
	Unpaid Principal Balance	Estimated Fair Value
	(dollars in thousands)
Real estate - commercial mortgage	$1,144,465	$1,024,004
Commercial and industrial	545,374	496,100
Real-estate - residential mortgage	947,135	752,328
Real-estate - home equity	72,730	66,237
Real-estate - construction	153,437	145,597
Consumer	20,789	20,774
Total acquired loans	$2,883,930	$2,505,040

The following table summarizes PCD Loans:

April 26, 2024
(dollars in thousands)
Book balance of loans with deteriorated credit quality at acquisition	$1,023,940
Fair value of loans with deteriorated credit quality at acquisition	904,558
Fair value discount	119,382
PCD Loans credit discount	(55,906)
Non-credit discount	$63,476

The Republic First Transaction resulted in the addition of $79.4 million to the ACL, including the $55.9 million identified in the table above for PCD Loans, and $23.4 million recorded through the provision for credit losses at the Acquisition Date for non-PCD Loans.

Intangible assets: The Corporation recorded $92.6 million of CDI reflected in other assets that is being amortized over seven years using the sum-of-the-years digits method. The estimated fair value of the CDI was determined using the cost savings approach. The cost savings approach is defined as the difference between the cost of funds of core deposits and an alternative cost of funds for those deposits. The CDI estimated fair value was determined by projecting discounted net cash flows that included assumptions related to customer attrition rates, discount rates, deposit interest rates, deposit account maintenance costs and alternative cost of funding rates.

FHLB stock: The Corporation acquired $37.9 million of FHLB stock. The estimated fair value of the FHLB stock approximated its book value.

Accrued interest receivable: The Corporation acquired $16.2 million of accrued interest receivable. The fair value of the accrued interest receivable approximated its book value.

Core deposits: Demand deposits, savings and money market deposits and time deposits (less than $250,000) were recorded at book value which approximated fair value. The Corporation recorded $92.6 million of CDI in other assets for these deposits.

Time deposits: Time deposits of $250,000 and greater were valued based on a comparison with the contractual cost of a portfolio of brokered deposits having a similar tenor. As the time deposit portfolio had a remaining average life of approximately three months, the estimated fair value of the time deposits approximated their book value and no adjustment was recorded.

Borrowings: The estimated fair values for borrowings approximated their book value given these were short-term advances. Assumed borrowings were subsequently repaid.

Acquisition-related expenses:

The Corporation developed a comprehensive integration plan under which it incurred direct costs that are expensed as incurred. For the second quarter of 2024, these direct costs included professional fees, a charitable donation, severance, and marketing expense. Costs related to the Republic First Transaction are included in acquisition-related expenses in the unaudited Consolidated Statements of Income.

The following table details the costs identified and classified as acquisition-related expenses:

		Three months ended June 30, 2024
		(dollars in thousands)
Salaries and employee benefits		$805
Professional fees		7,624
Charitable donation	Charitable donation	5,000
Other		374
		$13,803

In connection with the Republic First Transaction, Fulton Bank made a $5.0 million donation to the Fulton Forward Foundation to provide additional impact grants to nonprofit community organizations across the region that share Fulton Bank's vision of advancing economic empowerment, particularly in underserved communities.

Unaudited Pro Forma Information:

The amount of net interest income, non-interest income, non-interest expense and net income of $30.7 million, $50.2 million, $21.1 million and $38.8 million, respectively, attributable to the Republic First Transaction were included in the Corporation's unaudited Consolidated Statements of Income for the three months and six months ended June 30, 2024. Included in non-interest income above is $47.4 million related to the gain on acquisition, net of tax. Net interest income, non-interest income, non-interest expense and net income shown above reflect management's best estimates based on information available as of the date of the filing of this Quarterly Report on Form 10-Q.

Republic First Bank does not have historical financial information that the Corporation could base pro forma information. Additionally, the Bank did not acquire all of the assets or assume all of the liabilities of Republic First Bank. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the Republic First Transaction in accordance with ASC 805-10-50-2.

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of June 30, 2024 and December 31, 2023 were $10.9 million and $17.4 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$965,392	$50	$(145,333)	$820,109
Corporate debt securities	368,901	510	(32,013)	337,398
Collateralized mortgage obligations	724,602	1,533	(12,366)	713,769
Residential mortgage-backed securities	589,267	14	(32,090)	557,191
Commercial mortgage-backed securities	610,960	—	(99,833)	511,127
Total	$3,259,122	$2,107	$(321,635)	$2,939,594

Held to Maturity
Residential mortgage-backed securities	$384,956	$—	$(58,593)	$326,363
Commercial mortgage-backed securities	859,477	—	(152,401)	707,076
Total	$1,244,433	$—	$(210,994)	$1,033,439

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$42,475	$—	$(314)	$42,161
U.S. Government-sponsored agency securities	1,038	—	(28)	1,010
State and municipal securities	1,200,571	1,089	(129,647)	1,072,013
Corporate debt securities	480,714	473	(40,636)	440,551
Collateralized mortgage obligations	122,824	—	(11,390)	111,434
Residential mortgage-backed securities	223,273	7	(26,485)	196,795
Commercial mortgage-backed securities	627,364	—	(92,976)	534,388
Total	$2,698,259	$1,569	$(301,476)	$2,398,352

Held to Maturity
Residential mortgage-backed securities	$407,075	$—	$(51,805)	$355,270
Commercial mortgage-backed securities	860,847	—	(143,910)	716,937
Total	$1,267,922	$—	$(195,715)	$1,072,207

In May 2024, the Corporation sold $345.7 million AFS securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Securities carried at $1.2 billion and $0.4 billion at June 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of June 30, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

	June 30, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$13,762	$13,533	$—	$—
Due from one year to five years	110,303	106,430	—	—
Due from five years to ten years	362,563	327,817	—	—
Due after ten years	847,665	709,727	—	—
	1,334,293	1,157,507	—	—
Residential mortgage-backed securities(1)	589,267	557,191	384,956	326,363
Commercial mortgage-backed securities(1)	610,960	511,127	859,477	707,076
Collateralized mortgage obligations(1)	724,602	713,769	—	—
Total	$3,259,122	$2,939,594	$1,244,433	$1,033,439
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
June 30, 2024	$91	$(20,373)	$(20,282)
June 30, 2023	—	(4)	(4)

Six months ended
June 30, 2024	$91	$(20,373)	$(20,282)
June 30, 2023	283	(264)	19

The following tables present the gross unrealized losses and estimated fair values of investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2024
		Less than 12 months			12 months or longer		Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	19	$48,682	$(1,552)	276	$766,484	$(143,781)	$815,166	$(145,333)
Corporate debt securities	—	—	—	52	286,277	(32,013)	286,277	(32,013)
Collateralized mortgage obligations	9	195,411	(601)	82	93,219	(11,765)	288,630	(12,366)
Residential mortgage-backed securities	32	369,024	(1,115)	75	183,416	(30,975)	552,440	(32,090)
Commercial mortgage-backed securities	—	—	—	135	511,127	(99,833)	511,127	(99,833)
Total available for sale	60	$613,117	$(3,268)	620	$1,840,523	$(318,367)	$2,453,640	$(321,635)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$326,363	$(58,593)	$326,363	$(58,593)
Commercial mortgage-backed securities	—	—	—	60	707,076	(152,401)	707,076	(152,401)
Total held to maturity	—	$—	$—	180	$1,033,439	$(210,994)	$1,033,439	$(210,994)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
U.S. Government Securities	—	$—	$—	1	$42,161	$(314)	$42,161	$(314)
U.S. Government-sponsored agency securities	—	—	—	1	1,010	(28)	1,010	(28)
State and municipal securities	40	76,155	(858)	314	917,274	(128,789)	993,429	(129,647)
Corporate debt securities	8	42,945	(1,326)	60	370,523	(39,310)	413,468	(40,636)
Collateralized mortgage obligations	—	—	—	93	111,434	(11,390)	111,434	(11,390)
Residential mortgage-backed securities	6	409	(3)	69	195,453	(26,482)	195,862	(26,485)
Commercial mortgage-backed securities	2	26,907	(1,053)	133	507,481	(91,923)	534,388	(92,976)
Total available for sale	56	$146,416	$(3,240)	671	$2,145,336	$(298,236)	$2,291,752	$(301,476)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$355,270	$(51,805)	$355,270	$(51,805)
Commercial mortgage-backed securities	—	—	—	60	716,937	(143,910)	716,937	(143,910)
Total held to maturity	—	$—	$—	180	$1,072,207	$(195,715)	$1,072,207	$(195,715)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation did not record a loss on these investments as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Therefore, the Corporation did not record a loss on these investments as of June 30, 2024 and December 31, 2023.

The majority of the corporate debt securities were rated at or above investment grade as of June 30, 2024 and December 31, 2023. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of June 30, 2024 and December 31, 2023. The Corporation does not have the intent to sell and does not believe it will more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Therefore, the Corporation did not record a loss on these investments as of June 30, 2024 and December 31, 2023.

NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Real estate - commercial mortgage	$9,289,770	$8,127,728
Commercial and industrial(1)	4,967,796	4,545,552
Real-estate - residential mortgage	6,248,856	5,325,923
Real-estate - home equity	1,120,878	1,047,184
Real-estate - construction	1,463,799	1,239,075
Consumer	692,086	729,318
Leases and other loans(2)	323,112	336,314
Net loans	$24,106,297	$21,351,094
(1) Includes no unearned income at June 30, 2024 and $41.0 thousand at December 31, 2023.
(2) Includes unearned income of $36.6 million at June 30, 2024 and $38.0 million at December 31, 2023.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
ACL - loans	$375,941	$293,404

Reserve for OBS credit exposures(1)	$14,540	$17,254
(1) Included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Balance at beginning of period	$297,888	$278,695	$293,404	269,366
CECL Day 1 Provision(1)	23,444	—	23,444	—
Initial PCD allowance for credit losses	55,906	—	55,906	—
Loans charged off	(14,007)	(4,787)	(24,959)	(21,690)
Recoveries of loans previously charged off	2,705	2,816	5,059	5,715
Net loans (charged off) recovered	(11,302)	(1,971)	(19,900)	(15,975)
Provision for credit losses(1) (2)	10,005	10,718	23,087	34,051
Balance at end of period	$375,941	$287,442	$375,941	$287,442
Provision for OBS credit exposures(1)	$(1,393)	$(971)	$(3,550)	$240
Reserve for OBS credit exposures	$14,540	$16,568	$14,540	$16,568
(1) The sum of these amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended June 30, 2024
March 31, 2024	$114,492	$76,883	$73,216	$16,688	$12,966	$3,643	$297,888
CECL Day 1 Provision(1)	6,108	1,484	14,922	444	486	—	23,444
Initial PCD allowance for credit losses	32,157	20,869	565	357	1,958	—	55,906
Loans charged off	(7,853)	(2,955)	(35)	(1,766)	—	(1,398)	(14,007)
Recoveries of loans previously charged off	146	796	122	1,161	233	247	2,705
Net loans (charged off) recovered	(7,707)	(2,159)	87	(605)	233	(1,151)	(11,302)
Provision for loan losses(1) (2)	11,115	(2,454)	924	649	(1,033)	804	10,005
Balance at June 30, 2024	$156,165	$94,623	$89,714	$17,533	$14,610	$3,296	$375,941
Three months ended June 30, 2023
March 31, 2023	$66,256	$77,126	$86,209	$27,303	$11,646	$10,155	$278,695
Loans charged off	(230)	(2,017)	(62)	(1,313)	—	(1,165)	(4,787)
Recoveries of loans previously charged off	29	988	58	959	569	213	2,816
Net loans (charged off) recovered	(201)	(1,029)	(4)	(354)	569	(952)	(1,971)
Provision for loan and lease losses(1) (2)	6,247	(908)	2,644	2,033	(1,071)	1,773	10,718
Balance at June 30, 2023	$72,302	$75,189	$88,849	$28,982	$11,144	$10,976	$287,442
Six months ended June 30, 2024
Balance at December 31, 2023	$112,565	$74,266	$73,286	$17,604	$12,295	$3,388	$293,404
CECL Day 1 Provision(1)	6,108	1,484	14,922	444	486	—	23,444
Initial PCD allowance for credit losses	32,157	20,869	565	357	1,958	—	55,906
Loans charged off	(7,879)	(10,587)	(286)	(4,004)	—	(2,203)	(24,959)
Recoveries of loans previously charged off	298	2,044	238	1,837	233	409	5,059
Net loans (charged off) recovered	(7,581)	(8,543)	(48)	(2,167)	233	(1,794)	(19,900)
Provision for loan losses(1) (2)	12,916	6,547	989	1,295	(362)	1,702	23,087
Balance at June 30, 2024	$156,165	$94,623	$89,714	$17,533	$14,610	$3,296	$375,941
Six months ended June 30, 2023
Balance at December 31, 2022	$69,456	$70,116	$83,250	$26,429	$10,743	$9,372	$269,366
Loans charged off	(13,592)	(2,629)	(62)	(3,519)	—	(1,888)	(21,690)
Recoveries of loans previously charged off	815	2,074	106	1,620	771	329	5,715
Net loans (charged off) recovered	(12,777)	(555)	44	(1,899)	771	(1,559)	(15,975)
Provision for loan losses(1)(2)	15,623	5,628	5,555	4,452	(370)	3,163	34,051
Balance at June 30, 2023	$72,302	$75,189	$88,849	$28,982	$11,144	$10,976	$287,442
(1) These amounts are reflected in the provision for credit loss in the Consolidated Statements of Income.
(2) Provision included in the table only includes the portion related to net loans.

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

The increase in the ACL - loans for the second quarter of 2024 and for the six months ended June 30, 2024, was primarily due to loans acquired in the Republic First Transaction.

Collateral-Dependent Loans

A loan or a lease is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent loans or leases consists of various types of real estate, including residential properties, commercial properties, such as retail centers, office buildings, and lodging, agricultural land, and vacant land. Commercial and industrial loans may also be secured by real estate.

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of June 30, 2024 and December 31, 2023, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of June 30, 2024 and December 31, 2023, approximately 76% and 78%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	June 30, 2024			December 31, 2023
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$16,295	$29,897	$46,192	$23,338	$21,467	$44,805
Commercial and industrial	28,693	28,581	57,274	12,410	27,542	39,952
Real estate - residential mortgage	21,436	3,027	24,463	18,806	2,018	20,824
Real estate - home equity	6,249	90	6,339	4,649	104	4,753
Real estate - construction	340	886	1,226	341	1,000	1,341
Consumer	183	—	183	52	—	52
Leases and other loans	601	9,352	9,953	9,255	638	9,893
	$73,797	$71,833	$145,630	$68,851	$52,769	$121,620

As of June 30, 2024 and December 31, 2023, there were $71.8 million and $52.8 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	June 30, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$309,982	$863,950	$1,071,750	$1,271,714	$1,045,978	$3,529,987	$67,395	$—	$8,160,756
Special Mention	1,226	64,073	156,132	221,347	78,390	222,166	10,166	1,531	755,031
Substandard or Lower	216	10,339	60,790	77,874	63,740	159,103	1,921	—	373,983
Total real estate - commercial mortgage	311,424	938,362	1,288,672	1,570,935	1,188,108	3,911,256	79,482	1,531	9,289,770
Real estate - commercial mortgage
Current period gross charge-offs	—	—	(84)	—	—	(7,769)	—	(26)	(7,879)
Commercial and industrial
Pass	226,274	549,429	588,898	324,519	304,830	812,912	1,449,696	16,778	4,273,336
Special Mention	9,518	23,258	46,588	52,606	25,066	98,739	137,793	408	393,976
Substandard or Lower	8,828	3,716	32,980	7,707	8,213	70,004	167,668	1,368	300,484
Total commercial and industrial	244,620	576,403	668,466	384,832	338,109	981,655	1,755,157	18,554	4,967,796
Commercial and industrial
Current period gross charge-offs	(370)	(1,420)	(29)	(273)	(57)	(742)	(4,061)	(3,635)	(10,587)
Real estate - construction(1)
Pass	53,160	458,484	321,727	161,398	6,181	40,431	26,297	—	1,067,678
Special Mention	—	14,371	53,362	48,683	3,023	3,226	2,952	1,280	126,897
Substandard or Lower	—	—	13,116	11,929	—	26,195	142	—	51,382
Total real estate - construction	53,160	472,855	388,205	222,010	9,204	69,852	29,391	1,280	1,245,957
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	589,416	1,871,863	1,982,375	1,757,631	1,356,989	4,383,330	1,543,388	16,778	13,501,770
Special Mention	10,744	101,702	256,082	322,636	106,479	324,131	150,911	3,219	1,275,904
Substandard or Lower	9,044	14,055	106,886	97,510	71,953	255,302	169,731	1,368	725,849
Total	$609,204	$1,987,620	$2,345,343	$2,177,777	$1,535,421	$4,962,763	$1,864,030	$21,365	$15,503,523
(1) Excludes real estate - construction - other.

The increase of $799.0 million in special mention loans as of June 30, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $776.9 million as of June 30, 2024. The increase of $277.8 million in substandard or lower loans as of June 30, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $166.5 million as of June 30, 2024.

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the prior period:

	December 31, 2023
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$783,673	$993,017	$1,203,852	$984,958	$721,857	$2,822,155	$59,253	$31,636	$7,600,401
Special Mention	2,767	43,904	105,185	7,862	35,289	105,786	1,760	—	302,553
Substandard or Lower	366	20,958	31,304	49,142	26,579	95,621	804	—	224,774
Total real estate - commercial mortgage	786,806	1,057,879	1,340,341	1,041,962	783,725	3,023,562	61,817	31,636	8,127,728
Real estate - commercial mortgage
Current period gross charge-offs	—	—	—	—	—	(424)	—	(17,575)	(17,999)
Commercial and industrial
Pass	626,386	590,132	330,576	341,218	272,126	598,838	1,443,203	10,736	4,213,215
Special Mention	7,936	9,548	16,499	3,577	6,817	18,487	72,775	198	135,837
Substandard or Lower	247	25,184	4,611	3,843	18,988	31,663	105,230	6,734	196,500
Total commercial and industrial	634,569	624,864	351,686	348,638	297,931	648,988	1,621,208	17,668	4,545,552
Commercial and industrial
Current period gross charge-offs	—	(299)	—	—	—	(249)	(682)	(8,016)	(9,246)
Real estate - construction(1)
Pass	322,922	258,080	261,583	37,426	9,510	34,097	13,677	—	937,295
Special Mention	—	12,622	25,898	—	—	—	—	—	38,520
Substandard or Lower	—	521	2,229	—	340	21,284	168	2,229	26,771
Total real estate - construction	322,922	271,223	289,710	37,426	9,850	55,381	13,845	2,229	1,002,586
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	1,732,981	1,841,229	1,796,011	1,363,602	1,003,493	3,455,090	1,516,133	42,372	12,750,911
Special Mention	10,703	66,074	147,582	11,439	42,106	124,273	74,535	198	476,910
Substandard or Lower	613	46,663	38,144	52,985	45,907	148,568	106,202	8,963	448,045
Total	$1,744,297	$1,953,966	$1,981,737	$1,428,026	$1,091,506	$3,727,931	$1,696,870	$51,533	$13,675,866
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

	June 30, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$223,893	$693,496	$1,541,848	$1,779,390	$1,063,559	$905,637	$—	$—	$6,207,823
Nonperforming	—	1,265	2,259	3,831	4,809	28,869	—	—	41,033
Total real estate - residential mortgage	223,893	694,761	1,544,107	1,783,221	1,068,368	934,506	—	—	6,248,856
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	(35)	—	(251)	(286)
Consumer and real estate - home equity
Performing	160,101	136,412	250,006	77,901	56,063	235,923	872,989	11,614	1,801,009
Nonperforming	3	178	1,116	596	283	7,170	1,708	901	11,955
Total consumer and real estate - home equity	160,104	136,590	251,122	78,497	56,346	243,093	874,697	12,515	1,812,964
Consumer and real estate - home equity
Current period gross charge-offs	(1)	(326)	(477)	(125)	(142)	(1,096)	—	(1,837)	(4,004)
Leases and other loans
Performing	77,600	107,668	71,018	22,699	16,005	18,130	—	—	313,120
Nonperforming	—	—	568	72	41	9,311	—	—	9,992
Leases and other loans	77,600	107,668	71,586	22,771	16,046	27,441	—	—	323,112
Leases and other loans
Current period gross charge-offs	(585)	(559)	(159)	(193)	(63)	(343)	(125)	(176)	(2,203)
Construction - other
Performing	32,808	135,217	42,100	6,311	—	—	—	—	216,436
Nonperforming	—	—	1,406	—	—	—	—	—	1,406
Total construction - other	32,808	135,217	43,506	6,311	—	—	—	—	217,842
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	494,402	1,072,793	1,904,972	1,886,301	1,135,627	1,159,690	872,989	11,614	8,538,388
Nonperforming	3	1,443	5,349	4,499	5,133	45,350	1,708	901	64,386
Total	$494,405	$1,074,236	$1,910,321	$1,890,800	$1,140,760	$1,205,040	$874,697	$12,515	$8,602,774

	December 31, 2023
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$623,247	$1,126,656	$1,682,759	$984,050	$260,049	$607,133	$—	$—	$5,283,894
Nonperforming	—	1,720	4,888	4,701	6,233	24,487	—	—	42,029
Total real estate - residential mortgage	623,247	1,128,376	1,687,647	988,751	266,282	631,620	—	—	5,325,923
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(62)	(62)
Consumer and Real estate - home equity
Performing	272,571	276,373	85,985	62,426	37,667	204,913	805,645	20,044	1,765,624
Nonperforming	295	455	866	282	354	5,526	1,439	1,661	10,878
Total consumer and real estate - home equity	272,866	276,828	86,851	62,708	38,021	210,439	807,084	21,705	1,776,502
Consumer and Real estate - home equity
Current period gross charge-offs	(119)	—	—	—	—	(525)	(283)	(6,587)	(7,514)
Leases and other loans
Performing	166,490	83,641	27,755	22,304	16,246	9,867	—	—	326,303
Nonperforming	—	118	—	—	—	9,893	—	—	10,011
Leases and other loans	166,490	83,759	27,755	22,304	16,246	19,760	—	—	336,314
Leases and other loans
Current period gross charge-offs	(471)	(521)	(246)	(128)	(82)	(656)	(765)	(1,511)	(4,380)
Construction - other
Performing	127,382	93,319	13,698	555	—	—	—	—	234,954
Nonperforming	—	1,535	—	—	—	—	—	—	1,535
Total construction - other	127,382	94,854	13,698	555	—	—	—	—	236,489
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	1,189,690	1,579,989	1,810,197	1,069,335	313,962	821,913	805,645	20,044	7,610,775
Nonperforming	295	3,828	5,754	4,983	6,587	39,906	1,439	1,661	64,453
Total	$1,189,985	$1,583,817	$1,815,951	$1,074,318	$320,549	$861,819	$807,084	$21,705	$7,675,228

The following table presents non-performing assets:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Non-accrual loans	$145,630	$121,620
Loans 90 days or more past due and still accruing	26,962	31,721
Total non-performing loans	172,592	153,341
OREO(1)	1,444	896
Total non-performing assets	$174,036	$154,237
(1) Excludes $24.2 million and $10.9 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30,
2024 and December 31, 2023, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
June 30, 2024
Real estate - commercial mortgage	$14,262	$1,126	$2,422	$46,193	$9,225,767	$9,289,770
Commercial and industrial(1)	12,191	14,984	1,159	57,274	4,882,188	4,967,796
Real estate - residential mortgage	58,454	13,895	16,571	24,462	6,135,474	6,248,856
Real estate - home equity	7,403	1,776	4,880	6,338	1,100,482	1,120,878
Real estate - construction	10,951	749	1,406	1,226	1,449,467	1,463,799
Consumer	7,274	1,767	485	183	682,377	692,086
Leases and other loans(1)	397	80	39	9,954	312,642	323,112
Total	$110,932	$34,377	$26,962	$145,630	$23,788,397	$24,106,297
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2023
Real estate - commercial mortgage	$4,408	$1,341	$1,722	$44,805	$8,075,452	$8,127,728
Commercial and industrial(1)	5,620	1,656	1,068	39,952	4,497,256	4,545,552
Real estate - residential mortgage	49,145	10,838	21,205	20,824	5,223,911	5,325,923
Real estate - home equity	8,142	2,075	5,326	4,753	1,026,888	1,047,184
Real estate - construction	4,185	451	1,535	1,341	1,231,563	1,239,075
Consumer	8,361	1,767	747	52	718,391	729,318
Leases and other loans(1)	146	722	118	9,893	325,435	336,314
Total	$80,007	$18,850	$31,721	$121,620	$21,098,896	$21,351,094
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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2024		2023
	Amortization Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended June 30
Real estate - commercial mortgage	$20,603	0.22%	$276	—%
Commercial and industrial	—	—	—	—
Real estate - residential mortgage	2,966	0.05	2,045	0.04
Real estate - home equity	129	0.01	—	—
Total	$23,698		$2,321

Six months ended June 30
Real estate - commercial mortgage	$20,603	0.22%	$1,478	0.02%
Commercial and industrial	—	—	75	—
Real estate - residential mortgage	5,651	0.09	3,423	0.07
Real estate - home equity	129	0.01	—	—
Real estate - construction	541	0.04	—	—
Total	$26,924		$4,976

	Interest Rate Reduction and Term Extension
	2024		2023
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended June 30
Real estate - residential mortgage	$884	0.01%	$—	—%
Total	$884		$—

Six months ended June 30
Real estate - residential mortgage	$1,348	0.02%	$—	—%
Total	$1,348		$—

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended June 30, 2024
Real estate - commercial mortgage	Added a weighted-average 2.00 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.51 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 17.92 years to the life of loans, which reduced monthly payment amounts for borrowers.

Three months ended June 30, 2023
Real estate - commercial mortgage	Added a weighted-average 1.25 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 5.29 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2024
Real estate - commercial mortgage	Added a weighted-average 2.00 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 7.44 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 17.92 years to the life of loans, which reduced monthly payment amounts for borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Six months ended June 30, 2023
Real estate - commercial mortgage	Added a weighted-average 2.05 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 2.88 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 4.64 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction(1)
Financial Effect
Three months ended June 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 3.00% to 1.00%

Six months ended June 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 2.36% to 1.37%
(1) There were no loan modifications with interest rate reductions for the three months and six months ended June 30, 2023.

During the three months and six months ended June 30, 2024 and 2023, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
June 30, 2024	(dollars in thousands)
Real estate - commercial mortgage	$20,603	$—	$—	$—
Commercial and industrial	9,859	—	—	—
Real estate - residential mortgage	8,776	1,977	1,353	3,330
Real estate - home equity	122	7	—	7
Real estate - construction	541	—	—	—
Total	$39,901	$1,984	$1,353	$3,337
There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of June 30, 2024.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$31,057	$33,082	$31,602	$34,217
Originations of MSRs	883	688	1,465	884
Amortization	(1,294)	(1,312)	(2,421)	(2,643)
Balance at end of period	$30,646	$32,458	$30,646	$32,458

Estimated fair value of MSRs at end of period	$51,724	$49,444	$51,724	$49,444

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.0 billion and $4.1 billion as of June 30, 2024 and December 31, 2023, respectively. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $51.7 million and $49.7 million as of June 30, 2024 and December 31, 2023, respectively. Based on its fair value analysis as of June 30, 2024, the Corporation determined that no valuation allowance was required as of June 30, 2024.

NOTE 7 – Derivative Financial Instruments

The Corporation uses derivatives to manage its exposure to certain market risks, including interest rate and foreign currency risks, and to assist customers with their risk management objectives. Certain of the Corporation's outstanding derivative contracts are designated as hedges, and none are entered into for speculative purposes. The Corporation enters into derivative contracts that are intended to economically hedge certain of its risks, even if hedge accounting does not apply or the Corporation elects not to apply hedge accounting.

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the original unrealized loss of $70.6 million included in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the six months ended June 30, 2024, $14.1 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Corporation's consolidated statements of income.

In the third quarter of 2023, the Corporation transitioned certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions from LIBOR to SOFR. For the six months ended June 30, 2024, the increase to other non-interest income to reflect market valuation movements from the transition from LIBOR to SOFR was $0.3 million. For the year ended December 31, 2023, the full-year reduction to other non-interest income related to the transition from LIBOR to SOFR was $1.9 million.

For additional information on our derivative accounting policies see Note 1 "Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2024		December 31, 2023
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$197,685	$965	$119,558	$460
Negative fair values	2,109	(3)	1,015	(2)
Forward Commitments
Positive fair values	—	—	—	—
Negative fair values	58,500	(236)	42,000	(854)
Interest Rate Derivatives with Customers
Positive fair values	546,330	8,091	824,659	22,656
Negative fair values	4,132,103	(271,356)	3,784,236	(222,530)
Interest Rate Derivatives with Dealer Counterparties(1)
Positive fair values	4,132,103	166,461	3,784,236	128,235
Negative fair values	546,330	(8,457)	824,659	(23,023)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,300,000	245	2,500,000	6,189
Negative fair values	950,000	(78)	750,000	—
Foreign Exchange Contracts with Customers
Positive fair values	25,730	639	4,159	40
Negative fair values	4,081	(81)	13,353	(446)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	4,798	127	15,969	532
Negative fair values	25,139	(467)	6,112	(31)
(1) Fair Values are net of a valuation allowance of $366.3 thousand as of June 30, 2024 and December 31, 2023.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended June 30, 2024
Interest Rate Products	$(381)	$(381)	$—	Interest Income	$(7,032)	$(7,032)	$—
Interest Rate Products	3,297	3,297	—	Interest Expense	2,030	2,030	—
Total	$2,916	$2,916	$—		$(5,002)	$(5,002)	$—

Three months ended June 30, 2023
Interest Rate Products	$(7,251)	$(7,251)	—	Interest Income	$(7,032)	$(7,032)	—
Total	$(7,251)	$(7,251)	—		$(7,032)	$(7,032)	—
Six months ended June 30, 2024
Interest Rate Products	(6,040)	(6,040)	—	Interest Income	(14,064)	(14,064)	—
Interest Rate Products	14,512	14,512	—	Interest Expense	4,050	4,050	—
Total	8,472	8,472	—		(10,014)	(10,014)	—
Six months ended June 30, 2023
Interest Rate Products	5,284	5,284	—	Interest Income	(14,189)	(14,189)	—

During the next twelve months, the Corporation estimates that an additional $15.9 million of unrecognized losses will be reclassified as a decrease to net interest income.

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2024		2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended June 30
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(7,032)	$2,030	$(7,032)	$—
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(7,032)	2,030	(7,032)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(7,032)	2,030	(7,032)	—
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

Six months ended June 30
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(14,064)	$4,050	$(14,189)	$—
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(14,064)	4,050	(14,189)	—
Amount of gain or (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of gain (loss) reclassified from AOCI into income - included component	(14,064)	4,050	(14,189)	—
Amount of gain (loss) reclassified from AOCI into income - excluded component	—	—	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended June 30		Six months ended June 30
		2024	2023	2024	2023
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$(45)	$475	$1,122	$869
Interest rate derivatives	Other income	137	—	288	—
Foreign exchange contracts	Other income	84	93	123	184
Net fair value gains (losses) on derivative financial instruments		$176	$568	$1,533	$1,053
(1) Includes interest rate locks with customers and forward commitments.

The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Amortized cost(1)	$26,335	$14,792
Fair value	26,822	15,158
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Gains related to changes in fair values of mortgage loans held for sale were $0.3 million for the three months ended June 30, 2024 compared to a nominal amount for the three months ended June 30, 2023. Losses related to changes in fair values of mortgage loans held for sale were $0.1 million for the six months ended June 30, 2024 compared to gains of $0.1 million for the six months ended June 30, 2023.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
June 30, 2024
Interest rate derivative assets	$174,797	$(9,480)	$—	$165,317
Foreign exchange derivative assets with correspondent banks	127	(127)	—	—
Total	$174,924	$(9,607)	$—	$165,317

Interest rate derivative liabilities	$279,891	$(9,647)	$(107,649)	$162,595
Foreign exchange derivative liabilities with correspondent banks	467	(127)	—	340
Total	$280,358	$(9,774)	$(107,649)	$162,935

December 31, 2023
Interest rate derivative assets	$157,080	$(15,154)	$—	$141,926
Foreign exchange derivative assets with correspondent banks	532	(532)	—	—
Total	$157,612	$(15,686)	$—	$141,926

Interest rate derivative liabilities	$245,553	$(21,343)	$(93,841)	$130,369
Foreign exchange derivative liabilities with correspondent banks	31	(532)	—	(501)
Total	$245,584	$(21,875)	$(93,841)	$129,868
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
loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended June 30, 2024
Net unrealized gain on securities	$(18,356)	$4,157	$(14,199)
Reclassification adjustment for securities net change included in net income(1)	20,282	(4,594)	15,688
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	1,815	(412)	1,403
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	2,916	(660)	2,256
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,002	(1,111)	3,891
Amortization of net unrecognized pension and postretirement items(2)	(136)	31	(105)
Total Other Comprehensive Income	$11,523	$(2,589)	$8,934

Three months ended June 30, 2023
Net unrealized losses on securities	$(40,361)	$9,142	$(31,219)
Reclassification adjustment for securities net change included in net income(3)	(4)	1	(3)
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	1,941	(440)	1,501
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(7,251)	1,665	(5,586)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	7,032	(22)	7,010
Amortization of net unrecognized pension and postretirement items(2)	4	(1)	3
Total Other Comprehensive Loss	$(38,639)	$10,345	$(28,294)

Six months ended June 30, 2024
Unrealized gain on securities	$(39,902)	$9,038	$(30,864)
Reclassification adjustment for securities net change included in net income(3)	20,282	(4,594)	15,688
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	3,608	(818)	2,790
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	8,472	(1,919)	6,553
Reclassification adjustment for net change realized in net income on interest rate swaps used in cash flow hedges	10,014	(2,224)	7,790
Amortization of net unrecognized pension and postretirement item(2)	(271)	60	(211)
Total Other Comprehensive Income	$2,203	$(457)	$1,746

Six months ended June 30, 2023
Unrealized gain on securities	$1,838	$(416)	$1,422
Reclassification adjustment for securities net change included in net income(3)	18	(4)	14
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	3,851	(872)	2,979
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	5,284	(17,690)	(12,406)
Reclassification adjustment for change realized in net income on interest rate swaps used in cash flow hedges	14,189	(36)	14,153
Amortization of net unrecognized pension and postretirement items(2)	36	(8)	28
Total Other Comprehensive Income	$25,216	$(19,026)	$6,190
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
- Investment Securities," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended June 30, 2024
Balance at March 31, 2024	$(290,140)	$(26,587)	$(2,741)	$(319,468)
OCI before reclassifications	(14,199)	2,256	—	(11,943)
Amounts reclassified from AOCI	15,688	3,891	(105)	19,474
Amortization of net unrealized gains on AFS securities transferred to HTM	1,403	—	—	1,403
Balance at June 30, 2024	$(287,248)	$(20,440)	$(2,846)	$(310,534)

Three months ended June 30, 2023
Balance at March 31, 2023	$(282,095)	$(61,453)	$(7,444)	$(350,992)
OCI before reclassifications	(31,219)	(5,586)	—	(36,805)
Amounts reclassified from AOCI	(3)	7,010	3	7,010
Amortization of net unrealized losses on AFS securities transferred to HTM	1,501	—	—	1,501
Balance at June 30, 2023	$(311,816)	$(60,029)	$(7,441)	$(379,286)

Six months ended June 30, 2024
Balance at December 31, 2023	$(274,862)	$(34,783)	$(2,635)	$(312,280)
OCI before reclassifications	(30,864)	6,553	—	(24,311)
Amounts reclassified from AOCI	15,688	7,790	(211)	23,267
Amortization of net unrealized gains on AFS securities transferred to HTM	2,790	—	—	2,790
Balance at June 30, 2024	$(287,248)	$(20,440)	$(2,846)	$(310,534)

Six months ended June 30, 2023
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)
OCI before reclassifications	1,422	(12,406)	—	(10,984)
Amounts reclassified from AOCI	14	14,153	28	14,195
Amortization of net unrealized losses on AFS securities transferred to HTM	2,979	—	—	2,979
Balance at June 30, 2023	$(311,816)	$(60,029)	$(7,441)	$(379,286)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$26,822	$—	$26,822
Available for sale investment securities:
State and municipal securities	—	820,109	—	820,109
Corporate debt securities	—	337,398	—	337,398
Collateralized mortgage obligations	—	713,769	—	713,769
Residential mortgage-backed securities	—	557,191	—	557,191
Commercial mortgage-backed securities	—	511,127	—	511,127
Total available for sale investment securities	—	2,939,594	—	2,939,594
Other assets:
Investments held in Rabbi Trust	34,339	—	—	34,339
Derivative assets	766	175,762	—	176,528
Total assets	$35,105	$3,142,178	$—	$3,177,283
Other liabilities:
Deferred compensation liabilities	$34,339	$—	$—	$34,339
Derivative liabilities	548	280,130	—	280,678
Total liabilities	$34,887	$280,130	$—	$315,017

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$15,158	$—	$15,158
Available for sale investment securities:
U.S. Government securities	42,161	—	—	42,161
U.S. Government sponsored agency securities	—	1,010	—	1,010
State and municipal securities	—	1,072,013	—	1,072,013
Corporate debt securities	—	440,551	—	440,551
Collateralized mortgage obligations	—	111,434	—	111,434
Residential mortgage-backed securities	—	196,795	—	196,795
Commercial mortgage-backed securities	—	534,388	—	534,388
Total available for sale investment securities	42,161	2,356,191	—	2,398,352
Other assets:
Investments held in Rabbi Trust	29,819	—	—	29,819
Derivative assets	572	157,540	—	158,112
Total assets	$72,552	$2,528,889	$—	$2,601,441
Other liabilities:
Deferred compensation liabilities	$29,819	$—	$—	$29,819
Derivative liabilities	477	246,157	—	246,634
Total liabilities	$30,296	$246,157	$—	$276,453

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2024 and December 31, 2023 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

Standard market inputs include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including market research publications. For certain security types, additional inputs may be used or some of the standard market inputs may not be applicable.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($330.4 million at June 30, 2024 and $433.4 million at December 31, 2023) and other corporate debt issued by non-financial institutions ($6.9 million and $7.2 million at June 30, 2024 and December 31, 2023, respectively). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.8 million and $0.6 million at June 30, 2024 and December 31, 2023, respectively). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($1.0 million at June 30, 2024 and $0.5 million at December 31, 2023) and the fair value of interest rate derivatives ($174.8 million at June 30, 2024 and $157.1 million at December 31, 2023). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.5 million at June 30, 2024 and December 31, 2023).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.2 million at June 30, 2024 and $0.9 million at December 31, 2023) and the fair value of interest rate derivatives ($279.9 million at June 30, 2024 and $245.6 million at December 31, 2023).

The fair values of these liabilities are determined in the same manner as the related assets as described under the heading "Derivative assets" above.

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Loans, net	$121,942	$102,135
OREO	1,444	896
MSRs(1)	51,724	49,696
Total assets	$175,110	$152,727
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the June 30, 2024 valuation were 7.3% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	June 30, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,396,282	$1,396,282	$—	$—	$1,396,282
FRB and FHLB stock	125,297	—	125,297	—	125,297
Loans held for sale	26,822	—	26,822	—	26,822
AFS securities	2,939,594	—	2,939,594	—	2,939,594
HTM securities	1,244,433	—	1,033,439	—	1,033,439
Loans, net	23,730,356	—	—	22,391,497	22,391,497
Accrued interest receivable	120,752	120,752	—	—	120,752
Other assets	731,849	524,312	175,762	53,168	753,242
FINANCIAL LIABILITIES
Demand and savings deposits	$20,650,955	$20,650,955	$—	$—	$20,650,955
Brokered deposits	995,975	139,166	856,809	—	995,975
Time deposits	3,912,724	—	3,912,608	—	3,912,608
Accrued interest payable	48,757	48,757	—	—	48,757
Federal Home Loan Bank advances	750,000	754,414	—	—	754,414
Senior debt and subordinated debt	535,741	—	419,072	—	419,072
Other borrowings	892,856	891,851	1,119	—	892,970
Other liabilities	467,810	173,140	280,130	14,540	467,810

	December 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$549,710	$549,710	$—	$—	$549,710
FRB and FHLB stock	124,405	—	124,405	—	124,405
Loans held for sale	15,158	—	15,158	—	15,158
AFS securities	2,398,352	42,161	2,356,191	—	2,398,352
HTM securities	1,267,922	—	1,072,207	—	1,072,207
Loans, net	21,057,690	—	—	19,930,560	19,930,560
Accrued interest receivable	107,972	107,972	—	—	107,972
Other assets	661,067	452,935	157,540	50,592	661,067
FINANCIAL LIABILITIES
Demand and savings deposits	$17,653,690	$17,653,690	$—	$—	$17,653,690
Brokered deposits	1,144,692	145,987	999,392	—	1,145,379
Time deposits	2,739,241	—	2,714,709	—	2,714,709
Accrued interest payable	35,083	35,083	—	—	35,083
Federal funds purchased	240,000	240,000	—	—	240,000
Federal Home Loan Bank advances	1,100,000	1,094,013	—	—	1,094,013
Senior debt and subordinated debt	535,384	—	463,270	—	463,270
Other borrowings	612,142	611,269	837	—	612,106
Other liabilities	429,046	165,635	246,157	17,254	429,046

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

As of June 30, 2024, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Weighted average shares outstanding (basic)	175,305	165,854	169,006	166,227
Impact of common stock equivalents	1,629	1,337	1,763	1,582
Weighted average shares outstanding (diluted)	176,934	167,191	170,769	167,809
Per share:
Basic	$0.53	$0.46	$0.90	$0.86
Diluted	0.52	0.46	0.89	0.85

NOTE 11 – Stock-Based Compensation

The Corporation grants equity awards to employees in the form of restricted stock, RSUs or PSUs under its Employee Equity Plan. In addition, employees may purchase stock under the Corporation's Employee Stock Purchase Plan. The fair value of equity awards granted to employees is recognized as compensation expense over the period during which employees are required to provide service in exchange for such awards.

The Corporation also grants equity awards to non-employee members of its Board of Directors and the Bank's Board of Directors under the Directors’ Plan. Under the Directors’ Plan, the Corporation can grant equity awards to non-employee Corporation and Bank directors in the form of restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors’ Plan have been limited to RSUs.

As of June 30, 2024, the Employee Equity Plan had approximately 3.9 million shares reserved for future grants through 2032, and the Directors’ Plan had approximately 330,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Compensation expense	$2,758	$2,571	$3,425	$4,240
Tax benefit	(620)	(565)	(764)	(927)
Total stock-based compensation, net of tax	$2,138	$2,006	$2,661	$3,313

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Interest cost	$789	$855	$1,579	$1,711
Expected return on plan assets	(975)	(877)	(1,951)	(1,754)
Net amortization and deferral	—	80	—	161
Net periodic pension cost	$(186)	$58	$(372)	$118

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Interest cost	$9	$13	$19	$26
Net accretion and deferral	(136)	(136)	(271)	(272)
Net periodic benefit	$(127)	$(123)	$(252)	$(246)

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

NOTE 13 – LEASES

The Corporation has operating leases for certain financial centers, corporate offices and land.

On May 10, 2024, the Bank and Fulton Financial Realty Company, a wholly owned subsidiary of the Corporation, entered into a sale-leaseback agreement for 40 financial center office locations for an aggregate cash purchase price of $55.4 million. The Bank entered into a lease for each of the locations sold in the Sale-Leaseback Transaction for an initial term of 15 years, with the option to extend the term of each for up to three successive terms of up to five years each. During the initial 12 months of the lease terms, the aggregate base rental amount for the properties will be approximately $4.4 million. During the initial lease terms, the base rental amount will increase annually at a rate of 2.25%. The Corporation recorded a pre-tax gain, after deduction of transaction-related expenses, of approximately $20.3 million in connection with the Sale-Leaseback Transaction. The properties are located in Pennsylvania, New Jersey, Delaware and Maryland.

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Operating lease expense	$7,633	$4,751	$12,697	$9,592
Variable lease expense	716	773	1,480	1,557
Sublease income	(300)	(292)	(583)	(540)
Total lease expense	$8,049	$5,232	$13,594	$10,609

Supplemental consolidated balance sheet information related to leases was as follows:

Operating Leases	Balance Sheet Classification	June 30, 2024	December 31, 2023
		(dollars in thousands)
ROU assets	Other assets	$131,796	$88,188
Lease liabilities	Other liabilities	$138,389	$95,230
Weighted average remaining lease term		9.23 years	6.48 years
Weighted average discount rate		5.14%	3.34%

The discount rate used in determining the lease liability for each individual lease is the Bank's incremental borrowing rate which corresponds with the remaining lease term.

Supplemental cash flow information related to operating leases was as follows:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$5,662	$4,844	$11,272	$9,770
ROU assets obtained in exchange for lease obligations	47,446	—	52,993	9,018

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liabilities were as follows as of June 30, 2024 (dollars in thousands):

Year	Operating Leases
Remaining in 2024	$12,616
2025	23,741
2026	22,122
2027	19,830
2028	16,622
Thereafter	79,672
Total lease payments	174,603
Less: imputed interest	(36,214)
Present value of lease liabilities	$138,389

As of June 30, 2024, the Corporation had not entered into any significant leases that have not yet commenced.

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Commitments to extend credit	$9,100,013	$8,790,511
Standby letters of credit	254,067	264,440
Commercial letters of credit	64,605	67,396

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of June 30, 2024 and December 31, 2023, the total reserve for losses on residential mortgage loans sold was $2.5 million and $1.8 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $1.3 million and $2.7 million, as of June 30, 2024 and December 31, 2023, respectively, related to additional credit exposures for potential loan repurchases.

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

NOTE 15 – Subsequent Events

On July 16, 2024, the Board of Directors of the Bank, approved a plan to close 13 of the Bank's financial center offices and consolidate the operations of those offices into nearby financial center offices operated by the Bank. The Board of Directors of the Bank adopted the plan as part of the Bank's integration of the assets acquired and the deposits and certain other liabilities assumed in the Republic First Transaction and the ongoing FultonFirst strategic initiative. The financial center offices to be closed are located in Pennsylvania and New Jersey. The financial centers are expected to close on or about November 22, 2024.

In connection with the planned financial center office closures, the Corporation expects to incur pre-tax costs of approximately $10 million, consisting of approximately $6 million of write-offs of premises and equipment and related expenses, approximately $3 million of lease termination charges, and approximately $1 million of future cash expenditures in connection with employee severance. The Corporation expects that, in the aggregate, these financial center office closures will reduce annual pre-tax operating expense by approximately $8 million, beginning in the first quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion relates to the Corporation, a financial holding company registered under the BHCA and corporation incorporated under the laws of the Commonwealth of Pennsylvania, and its wholly owned subsidiaries. This Management's Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this Quarterly Report on Form 10-Q.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Net income	$94,975	$79,607	$156,916	$147,920
Net income available to common shareholders	92,413	77,045	151,792	142,796
Net income available to common shareholders (diluted)	0.52	0.46	0.89	0.85
Operating net income available to common shareholders per share(1)	0.47	0.47	0.87	0.86
Return on average assets, annualized	1.24%	1.17%	1.08%	1.10%
Operating return on average assets, annualized(1)	1.11%	1.18%	1.06%	1.11%
Return on average common shareholders' equity, annualized	13.47%	12.59%	11.45%	11.81%
Operating return on average common shareholders' equity (tangible), annualized(1)	15.56%	16.52%	14.40%	15.50%
Net interest margin(2)	3.43%	3.40%	3.37%	3.46%
Efficiency ratio(1)	62.6%	60.1%	62.9%	59.3%
Non-performing assets to total assets	0.55%	0.55%	0.55%	0.55%
Net charge-offs (recoveries) to average loans	0.19%	0.04%	0.18%	0.15%
(1) Ratio represents a financial measure derived by methods other than GAAP. See reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure under the "Supplemental Reporting of Non-GAAP Based Financial Measures" section of Management's Discussion.
(2) Presented on a FTE basis, using a 21% federal tax rate and statutory interest expense disallowances.

Acquisition of Substantially all of the Assets and Assumption of Substantially all of the Deposits and Certain Liabilities of Republic First Bank from the FDIC

On the Acquisition Date, Fulton Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain liabilities of Republic First Bank from the FDIC, as receiver for Republic First Bank. As part of the Republic First Transaction, the Bank acquired approximately $4.8 billion of assets of Republic First Bank and assumed approximately $5.6 billion of liabilities of Republic First Bank. The Bank received approximately $0.8 billion of cash from the FDIC in connection with the Republic First Transaction.

As a result of the Republic First Transaction, the Bank enhanced its presence in Philadelphia, Pennsylvania and New Jersey.

In connection with the Republic First Transaction, Fulton Bank made a $5.0 million donation to the Fulton Forward Foundation to provide additional impact grants to nonprofit community organizations across the region that share Bank’s vision of advancing economic empowerment, particularly in underserved communities.

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part 1, "Item 1. Financial Statements."

Common Stock Offering

On May 1, 2024, the Corporation completed its previously announced underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts. The net proceeds to the Corporation from the offering before deducting transaction expenses were approximately $273.5 million.

The Corporation intends to use the net proceeds of the offering for general corporate purposes, including to support new opportunities in connection with the Republic First Transaction.

Sale-Leaseback Transaction

On May 10, 2024, the Bank and Fulton Financial Realty Company, a wholly owned subsidiary of the Corporation, entered into the Sale-Leaseback Transaction and received an aggregate cash purchase price of $55.4 million. The Bank leased each of the locations sold in the Sale-Leaseback Transaction for an initial term of 15 years, with the option to extend the term of each for up to three successive terms of up to five years each. The Corporation recorded a pre-tax gain, after deduction of transaction-related expenses, of approximately $20.3 million in connection with the Sale-Leaseback Transaction. See "Note 13 - Leases" in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements."

Securities Restructuring

In May 2024, the Corporation sold approximately $345.7 million AFS securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $92.4 million for the three months ended June 30, 2024, a $15.4 million increase compared to $77.0 million for the same period in 2023. Diluted net income available to common shareholders per share was $0.52 for the three months ended June 30, 2024, a $0.06 increase compared to the same period in 2023. Net income available to common shareholders was $151.8 million for the six months ended June 30, 2024, a $9.0 million increase compared to $142.8 million for the same period in 2023. Diluted net income available to common shareholders per share was $0.89 for the six months ended June 30, 2024, a $0.04 increase compared to the same period in 2023.

Six-Months Ended 2024 Results were Impacted by the Following Items:

•Preliminary gain on acquisition of $47.4 million (net of tax).

•CDI of $92.6 million in connection with the Republic First Transaction resulting in intangible amortization expense of $4.1 million.

•Provision for credit losses of $23.4 million related to non-PCD Loans acquired in the Republic First Transaction.

•Acquisition-related expenses of $13.8 million.

•FultonFirst implementation and asset disposal costs of $12.7 million.

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

The Corporation's critical accounting policies are described in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$92,413	$77,045	$151,792	$142,796
Plus: Core deposit intangible amortization	4,556	912	4,997	1,426
Plus: Acquisition-related expense	13,803	—	13,803	—
Plus: CECL Day 1 Provision	23,444	—	23,444	—
Less: Non-PCD Loans credit-related interest income from acquisition	(571)	—	(571)	—
Less: Interest rate derivative transition valuation(1)	(137)	—	(288)	—
Less: Gain on acquisition, net of tax	(47,392)	—	(47,392)	—
Plus: Loss on securities restructuring	20,282	—	20,282	—
Plus: FDIC special assessment	—	—	956	—
Less: Gain on Sale-Leaseback Transaction	(20,266)	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	6,323	—	12,652	—
Less: Tax impact of adjustments	(9,961)	(192)	(11,552)	(299)
Operating net income available to common shareholders (numerator)	$82,494	$77,765	$147,857	$143,923

Weighted average shares (diluted) (denominator)	176,934	167,191	170,769	167,809

Operating net income available to common shareholders, per share (diluted)	$0.47	$0.47	$0.87	$0.86

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Operating return on average assets(2)
Net income	$94,975	$79,607	$156,916	$147,920
Plus: Core deposit intangible amortization	4,556	912	4,997	1,426
Plus: Acquisition-related expense	13,803	—	13,803	—
Plus: CECL Day 1 Provision	23,444	—	23,444	—
Less: Non-PCD Loans credit-related interest income from acquisition	(571)	—	(571)	—
Less: Interest rate derivative transition valuation(1)	(137)	—	(288)	—
Less: Gain on acquisition, net of tax	(47,392)	—	(47,392)	—
Plus: Loss on securities restructuring	20,282	—	20,282	—
Plus: FDIC special assessment	—	—	956	—
Less: Gain on Sale-Leaseback Transaction	(20,266)	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	6,323	—	12,652	—
Less: Tax impact of adjustments	(9,961)	(192)	(11,552)	(299)
Operating net income (numerator)	$85,056	$80,327	$152,981	$149,047

Total average assets	30,774,891	27,235,567	29,113,319	27,069,036
Less: Average net core deposit intangible	(68,234)	(6,417)	(36,836)	(6,676)
Total operating average assets	$30,706,657	$27,229,150	$29,076,483	$27,062,360

Operating return on average assets	1.11%	1.18%	1.06%	1.11%

Operating return on average common shareholders' equity (tangible)(2)
Net income available to common shareholders	$92,413	$77,045	$151,792	$142,796
Plus: Intangible amortization	4,688	1,072	5,261	1,746
Plus: Acquisition-related expense	13,803	—	13,803	—
Plus: CECL Day 1 Provision	23,444	—	23,444	—
Less: Non-PCD Loans credit-related interest income from acquisition	(571)	—	(571)	—
Less: Interest rate derivative transition valuation(1)	(137)	—	(288)	—
Less: Gain on acquisition, net of tax	(47,392)	—	(47,392)	—
Plus: Loss on securities restructuring	20,282	—	20,282	—
Plus: FDIC special assessment	—	—	956	—
Less: Gain on Sale-Leaseback Transaction	(20,266)	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	6,323	—	12,652	—
Less: Tax impact of adjustments	(9,989)	(225)	(11,607)	(367)
Adjusted net income available to common shareholders (numerator)	$82,598	$77,892	$148,066	$144,175

Average shareholders' equity	2,952,671	$2,647,464	$2,859,808	$2,630,484
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(624,471)	(563,146)	(592,432)	(562,449)
Average tangible common shareholders' equity (denominator)	$2,135,322	$1,891,440	$2,074,498	$1,875,157
Operating return on average common shareholders' equity (tangible)	15.56%	16.52%	14.40%	15.50%

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Efficiency ratio
Non-interest expense	$199,488	$168,018	$377,087	$327,636
Less: Acquisition-related expense	(13,803)	—	(13,803)	—
Less: Intangible amortization	(4,688)	(1,072)	(5,261)	(1,746)
Less: FDIC special assessment	—	—	(956)	—
Less: Gain on Sale-Leaseback Transaction	20,266	—	20,266	—
Less: FultonFirst implementation and asset disposals	(6,323)	—	(12,652)	—
Non-interest expense (numerator)	$194,940	$166,946	$364,681	$325,890

Net interest income	$241,720	$212,852	$448,657	$428,439
Tax equivalent adjustment	4,556	4,405	9,148	8,819
Plus: Total non-interest income	92,994	60,585	150,133	112,339
Less: Interest rate derivative transition valuation(1)	(137)	—	(288)	—
Less: Non-PCD Loans credit-related interest income from acquisition	(571)	—	(571)	—
Plus: Gain on acquisition, net of tax	(47,392)	—	(47,392)	—
Plus: Investment securities losses (gains), net	20,282	4	20,282	(19)
Total revenue (denominator)	$311,452	$277,846	$579,969	$549,578
Efficiency ratio	62.6%	60.1%	62.9%	59.3%
(1) Resulting from the reference rate transition from LIBOR to SOFR in the Corporation's commercial customer interest rate swap program.
(2) Results are annualized.

RESULTS OF OPERATIONS

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net Interest Income

FTE net interest income was $246.3 million for the three months ended June 30, 2024, an increase of $29.0 million, compared to $217.3 million for the same period in 2023. For the three months ended June 30, 2024, NIM increased to 3.43%, or 3 bps, compared to the same period in 2023. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part 1, "Item 3, Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended June 30
	2024			2023
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(2)	$23,345,914	$355,533	6.12%	$20,866,235	$287,154	5.52%
Investment securities(3)	4,396,050	33,799	3.07	4,234,096	27,303	2.57
Other interest-earning assets	1,125,886	15,730	5.61	529,582	4,860	3.68
Total interest-earning assets	28,867,850	405,062	5.64	25,629,913	319,317	4.99
Noninterest-earning assets:
Cash and due from banks	302,381			129,682
Premises and equipment	203,166			216,847
Other assets	1,759,138			1,541,657
Less: ACL - loans(4)	(357,644)			(282,532)
Total Assets	$30,774,891			$27,235,567
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,080,302	$31,748	1.80%	$5,535,669	$14,612	1.06%
Savings and money market deposits	7,309,141	44,901	2.47	6,632,572	29,289	1.77
Brokered deposits	1,123,328	15,074	5.40	954,773	12,135	5.10
Time deposits	3,670,158	39,364	4.31	2,063,038	13,763	2.68
Total interest-bearing deposits	19,182,929	131,087	2.75	15,186,052	69,799	1.84
Borrowings and other interest-bearing liabilities	2,441,691	27,699	4.53	2,790,860	32,261	4.60
Total interest-bearing liabilities	21,624,620	158,786	2.95	17,976,912	102,060	2.27
Noninterest-bearing liabilities:
Demand deposits	5,460,025			6,021,091
Other liabilities	737,575			590,100
Total Liabilities	27,822,220			24,588,103
Shareholders’ equity	2,952,671			2,647,464
Total Liabilities and Shareholders’ Equity	$30,774,891			$27,235,567
Net interest income/net interest margin (FTE)		246,276	3.43%		217,257	3.40%
Tax equivalent adjustment		(4,556)			(4,405)
Net interest income		$241,720			$212,852
(1) Presented on a FTE basis using a 21% federal tax rate and statutory interest expense disallowances.
(2) Average balance includes non-performing loans.
(3) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(4) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended June 30, 2024 in comparison to the same period in 2023:

	2024 vs. 2023 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$35,713	$32,666	$68,379
Investment securities	1,067	5,429	6,496
Other interest-earning assets	7,416	3,454	10,870
Total interest income	$44,196	$41,549	$85,745
Interest expense on:
Demand deposits	$4,893	$12,243	$17,136
Savings and money market deposits	3,201	12,411	15,612
Brokered deposits	2,204	735	2,939
Time deposits	14,377	11,224	25,601
Borrowings and other interest-bearing liabilities	(4,067)	(495)	(4,562)
Total interest expense	$20,608	$36,118	$56,726
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the second quarter of 2023, FTE total interest income for the second quarter of 2024 increased $85.7 million, or 26.9%, primarily due to an increase of $44.2 million attributable to changes in volume, of which $35.7 million related to average net loans. Also contributing to the increase in FTE total interest income was $41.5 million attributable to changes in yield, of which $32.7 million related to net loans. The yield on average interest-earning assets increased 65 bps in the second quarter of 2024 compared to the same period in 2023. Overall, the increase in FTE interest income was largely due to net loans acquired and cash received in the Republic First Transaction as well as an increase in interest rates.

In the second quarter of 2024, interest expense increased $56.7 million compared to the second quarter of 2023, primarily driven by an increase in the rate on interest-bearing liabilities resulting in a $36.1 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in the rates on savings and money market deposits, demand deposits and time deposits. The increase in interest expense attributable to volume was primarily due to increases in average time deposits. The increase in interest expense on deposits was in part due to deposits assumed in the Republic First Transaction.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended June 30
	2024		2023		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$8,958,139	6.57%	$7,775,436	5.93%	$1,182,703	15.2%
Commercial and industrial	4,853,583	6.90	4,629,919	6.16	223,664	4.8
Real estate – residential mortgage	5,977,132	4.19	5,008,295	3.70	968,837	19.3
Real estate – home equity	1,117,367	7.33	1,066,615	6.93	50,752	4.8
Real estate – construction	1,430,057	7.42	1,306,286	6.68	123,771	9.5
Consumer	685,183	6.84	763,407	5.85	(78,224)	(10.2)
Leases and other loans(1)	324,453	6.05	316,277	4.48	8,176	2.6
Total loans	$23,345,914	6.12%	$20,866,235	5.52%	$2,479,679	11.9%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the second quarter of 2024, average net loans increased $2.5 billion, or 11.9%, compared to the same period in 2023. The increase in average net loans was primarily due to $1.8 billion of average net loans acquired in the Republic First Transaction. Excluding the Republic First Transaction, average net loans increased $655.4 million largely due to increases of $478.0 million and $431.5 million in average commercial mortgage loans and residential mortgage loans, respectively, partially offset by decreases of $142.6 million and $71.2 million in average commercial and industrial loans and average consumer loans, respectively.

The yield on total loans increased 60 bps to 6.12% for the second quarter of 2024, compared to 5.52% for the same period in 2023, primarily due to rising interest rates and net loans acquired in the Republic First Transaction being accounted for at current market interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended June 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,460,025	—%	$6,021,091	—%	$(561,066)	(9.3)%
Interest-bearing demand	7,080,302	1.80	5,535,669	1.06	1,544,633	27.9
Savings and money market deposits	7,309,141	2.47	6,632,572	1.77	676,569	10.2
Total demand deposits and savings and money market deposits	19,849,468	1.55	18,189,332	0.97	1,660,136	9.1
Brokered deposits	1,123,328	5.40	954,773	5.10	168,555	17.7
Time deposits	3,670,158	4.31	2,063,038	2.68	1,607,120	77.9
Total deposits	$24,642,954	2.14%	$21,207,143	1.32%	$3,435,811	16.2%

The cost of deposits increased 82 bps, to 2.14%, for the second quarter of 2024 compared to 1.32% for the same period in 2023, primarily due to an increase in rates and a change in the mix of deposits.

Average deposits increased $3.4 billion during the second quarter of 2024 compared to the same period in 2023, primarily due to $2.9 billion of average deposits assumed in the Republic First Transaction. Excluding the Republic First Transaction, average deposits increased $652.6 million largely due to increases of $1.2 billion, $233.3 million, $191.4 million and $140.5 million in average time deposits, average savings and money market deposits, average interest-bearing demand deposits and brokered deposits, respectively, partially offset by a decrease of $1.1 billion in noninterest-bearing demand deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended June 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$32,637	5.97%	$679,401	5.31%	$(646,764)	(95.2)%
Federal Home Loan Bank advances	833,726	4.64	880,811	5.34	(47,085)	(5.3)
Senior debt and subordinated debt	535,656	3.96	539,906	3.96	(4,250)	(0.8)
Other borrowings and interest-bearing liabilities(1)	1,039,672	4.51	690,742	3.47	348,930	50.5
Total borrowings and other interest-bearing liabilities	$2,441,691	4.53%	$2,790,860	4.60%	$(349,169)	(12.5)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $349.2 million in the second quarter of 2024 compared to the same period in 2023. The decrease in average borrowings and other interest-bearing liabilities was primarily due to decreases in average Federal funds purchased and average FHLB advances of $646.8 million and $47.1 million, respectively, partially offset by an increase in average other borrowings and interest-bearing liabilities of $348.9 million.

Provision for Credit Losses

The provision for credit losses was $32.1 million for the three months ended June 30, 2024 compared to $9.7 million in the same period in 2023. The increase was primarily due to the Republic First Transaction, which included a provision for credit losses of $23.4 million for non-PCD Loans.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended June 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Wealth management	$20,990	$18,678	$2,312	12.4%
Commercial banking:
Merchant and card	7,798	7,700	98	N/M
Cash management	6,966	5,835	1,131	19.4
Capital markets	2,585	6,092	(3,507)	(57.6)
Other commercial banking	4,061	3,518	543	15.4
Total commercial banking	21,410	23,145	(1,735)	(7.5)
Consumer banking:
Card	8,305	6,592	1,713	26.0
Overdraft	3,377	2,696	681	25.3
Other consumer banking	2,918	2,432	486	20.0
Total consumer banking	14,600	11,720	2,880	24.6
Mortgage banking	3,951	2,940	1,011	34.4
Other	4,933	4,106	827	20.1
Subtotal	65,884	60,589	5,295	8.7
Gain on acquisition, net of tax	47,392	—	47,392	N/M
Investment securities gains (losses), net	(20,282)	(4)	(20,278)	N/M
Total Non-Interest Income	$92,994	$60,585	$32,409	53.5%

Compared to the three months ended June 30, 2023, non-interest income before investment securities gains (losses) and gain on acquisition, net of tax, increased $5.3 million, or 8.7%, from $60.6 million. The increase in non-interest income was primarily due to $2.8 million from acquired operations in the Republic First Transaction. Also contributing to the increase in non-interest income before investment securities gain (losses) were increases of $2.3 million in wealth management revenues due to an increase in assets under management, $1.1 million in cash management fee income due to an increase in account analysis fees with customers electing to move funds to interest-bearing deposit accounts and $1.0 million in mortgage banking income driven by higher loan sale volumes and higher spreads, partially offset by a $3.6 million decrease in commercial customer interest rate swap fee income, reflected in capital markets.

In May 2024, the Corporation sold $345.7 million AFS securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding investment securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended June 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Salaries and employee benefits	$109,466	$94,102	$15,364	16.3%
Data processing and software	20,357	16,776	3,581	21.3
Net occupancy	17,793	14,374	3,419	23.8
Other outside services	11,773	10,834	939	8.7
FDIC insurance	6,696	4,895	1,801	36.8
Intangible amortization	4,688	1,072	3,616	337.3
Equipment	4,561	3,530	1,031	29.2
Professional fees	2,571	1,829	742	40.6
Marketing	2,101	1,655	446	26.9
Other	19,622	18,951	671	3.5
Subtotal	199,628	168,018	31,610	18.8
Gain on Sale-Leaseback Transaction	(20,266)	—	(20,266)	N/M
Acquisition-related expenses	13,803	—	13,803	N/M
FultonFirst implementation and asset disposals	6,323	—	6,323	N/M
Total non-interest expense	$199,488	$168,018	$31,470	18.7%

Excluding the gain on the Sale-Leaseback Transaction, acquisition-related expenses and FultonFirst implementation and asset disposal costs, non-interest expense increased $31.6 million, or 18.8%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase in non-interest expense was primarily due to $21.1 million from the acquired operations in the Republic First Transaction and $6.9 million in salaries and benefits expense driven by annual merit increases, an increase in the number of employees, higher variable incentive compensation expense and higher healthcare claims expense.

Income Taxes

The Corporation's ETR was 7.9% for the three months ended June 30, 2024. Excluding the impact from the $47.3 million gain on acquisition, net of tax, the Corporation's ETR was 14.7% for the three months ended June 30, 2024 compared to 16.8% for the same period in 2023.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Net Interest Income

FTE net interest income increased $20.5 million to $457.8 million for the six months ended June 30, 2024, from $437.3 million for the same period in 2023. NIM decreased 9 bps to 3.37%, compared to 3.46% for the same period in 2023. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Six months ended June 30
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(1)	$22,357,972	$669,414	6.02%	$20,665,779	$550,219	5.36%
Investment securities(2)	4,189,901	60,847	2.90	4,261,718	54,824	2.57
Other interest-earning assets	699,547	19,059	5.47	511,456	8,508	3.34
Total interest-earning assets	27,247,420	749,320	5.52	25,438,953	613,551	4.85
Noninterest-earning assets:
Cash and due from banks	292,638			135,436
Premises and equipment	213,270			219,920
Other assets	1,686,941			1,552,669
Less: ACL - loans(3)	(326,950)			(277,942)
Total Assets	$29,113,319			$27,069,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$6,338,513	$52,248	1.66%	$5,431,696	$23,067	0.86%
Savings and money market deposits	6,989,186	83,699	2.41	6,551,470	49,824	1.53
Brokered deposits	1,103,356	29,728	5.42	698,644	17,308	5.00
Time deposits	3,319,249	68,986	4.18	1,880,970	21,221	2.28
Total interest-bearing deposits	17,750,304	234,661	2.66	14,562,780	111,420	1.54
Borrowings and other interest-bearing liabilities	2,525,034	56,854	4.49	2,928,819	64,873	4.43
Total interest-bearing liabilities	20,275,338	291,515	2.89	17,491,599	176,293	2.03
Noninterest-bearing liabilities:
Demand deposits	5,260,550			6,329,701
Other liabilities	717,623			617,252
Total Liabilities	26,253,511			24,438,552
Shareholders’ equity	2,859,808			2,630,484
Total Liabilities and Shareholders’ Equity	$29,113,319			$27,069,036
Net interest income/net interest margin (FTE)		457,805	3.37%		437,258	3.46%
Tax equivalent adjustment		(9,148)			(8,819)
Net interest income		$448,657			$428,439
(1) Average balance includes non-performing loans.
(2) Balances include amortized historical cost for AFS. The related unrealized holding gains (losses) are included in other assets.
(3) ACL - loans relates to the ACL specifically for net loans and does not include the ACL for OBS credit exposures, which is included in other liabilities.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the six months ended June 30, 2024 in comparison to the same period in 2023:

	2024 vs. 2023 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans (1)	$47,606	$71,589	$119,195
Investment securities	(924)	6,947	6,023
Other interest-earning assets	3,859	6,692	10,551
Total interest income	$50,541	$85,228	$135,769
Interest expense on:
Demand deposits	$4,440	$24,741	$29,181
Savings and money market deposits	3,525	30,350	33,875
Brokered deposits	10,847	1,573	12,420
Time deposits	22,856	24,909	47,765
Borrowings and other interest-bearing liabilities	(8,893)	874	(8,019)
Total interest expense	$32,775	$82,447	$115,222
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2023, FTE total interest income for the six months ended June 30, 2024 increased $135.8 million due to increases of $85.2 million attributable to changes in yield, of which $71.6 million was attributable to net loans, and $50.5 million attributable to changes in volume, of which $47.6 million was attributable to average net loans. The yield on average interest-earning assets increased 67 bps in the six months ended June 30, 2024 compared to the same period in 2023. The increase in FTE interest income was largely due to net loans and cash acquired in the Republic First Transaction as well as an increase in interest rates.

For the six months ended June 30, 2024, interest expense increased $115.2 million compared to the same period in 2023, primarily driven by an increase in the rate on interest-bearing liabilities resulting in an $82.4 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in the rates on savings and money market deposits, time deposits and demand deposits. The increase in interest expense attributable to volume was $32.8 million primarily driven by increases in average time deposits and average brokered deposits, partially offset by a decrease in average borrowings and other interest-bearing liabilities. The increase in interest expense on deposits was in part due to deposits assumed in the Republic First Transaction.

Average loans and average FTE yields, by type, are summarized in the following table:

	Six months ended June 30
	2024		2023		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$8,562,077	6.46%	$7,748,356	5.74%	$813,721	10.5%
Commercial and industrial	4,685,383	6.79	4,598,097	5.97	87,286	1.9
Real estate - residential mortgage	5,665,518	4.08	4,900,182	3.64	765,336	15.6
Real estate - home equity	1,078,344	7.33	1,076,270	6.65	2,074	0.2
Real estate – construction	1,335,348	7.43	1,291,299	6.49	44,049	3.4
Consumer	703,353	6.64	742,445	5.62	(39,092)	(5.3)
Leases and other loans (1)	327,949	5.38	309,130	4.29	18,819	6.1
Total loans	$22,357,972	6.02%	$20,665,779	5.36%	$1,692,193	8.2%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the six months ended June 30, 2024, average net loans increased $1.7 billion, or 8.2%, compared to the same period in 2023. The increase in average net loans was primarily due to $912.1 million of average net loans acquired in the Republic First Transaction. Excluding the Republic First Transaction, average net loans increased $780.1 million largely due to increases of $496.7 million and $461.4 million in average residential mortgage loans and average commercial mortgage loans, respectively, partially offset by decreases of $95.9 million, $35.6 million, $33.1 million and $32.0 million in average commercial and industrial loans, average consumer loans, average home equity loans and average construction loans, respectively.

The yield on total loans increased 66 bps for the first six months 2024 primarily due to rising interest rates and net loans acquired in the Republic First Transaction being accounted for at current market interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Six months ended June 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,260,550	—%	$6,329,701	—%	$(1,069,151)	(16.9)%
Interest-bearing demand	6,338,513	1.66	5,431,696	0.86	906,817	16.7
Savings and money market deposits	6,989,186	2.41	6,551,470	1.53	437,716	6.7
Total demand deposits and savings and money market deposits	18,588,249	1.47	18,312,867	0.80	275,382	1.5
Brokered deposits	1,103,356	5.42	698,644	5.00	404,712	57.9
Time deposits	3,319,249	4.18	1,880,970	2.28	1,438,279	76.5
Total deposits	$23,010,854	2.05%	$20,892,481	1.08%	$2,118,373	10.1%

The cost of total deposits increased 97 bps to 2.05% for the first six months of 2024 compared to 1.08% for the same period of 2023, primarily due to rising interest rates and a change in the mix of deposits.

Average deposits increased $2.1 billion largely due to $1.4 billion of average deposits assumed in the Republic First Transaction. Excluding the Republic First Transaction, average deposits increased $726.8 million largely due to increases of $1.2 billion, $390.7 million, $230.2 million and $216.1 million in average time deposits, average brokered deposits, average interest-bearing demand deposits and average savings and money market deposits, respectively, partially offset by a decrease of $1.3 billion in noninterest-bearing demand deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Six months ended June 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$103,148	5.52%	$592,753	5.08%	$(489,605)	(82.6)
Federal Home Loan Bank advances	868,308	4.72	1,070,148	5.11	(201,840)	(18.9)
Senior debt and subordinated debt	535,567	3.96	539,817	3.96	(4,250)	(0.8)
Other borrowings and interest-bearing liabilities(1)	1,018,011	4.30	726,101	3.26	291,910	40.2
Total borrowings and other interest-bearing liabilities	$2,525,034	4.49%	$2,928,819	4.43%	$(403,785)	(13.8)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Average borrowings and other interest-bearing liabilities decreased $403.8 million during the first six months of 2024 compared to the same period in 2023. The decrease in average borrowings and other interest-bearing liabilities was primarily due to decreases in average Federal funds purchased and average FHLB advances of $489.6 million and $201.8 million, respectively, partially offset by an increase in average other borrowings and interest-bearing liabilities of $291.9 million.

Provision for Credit Losses

The provision for credit losses was $43.0 million for the six months ended June 30, 2023, compared to $34.3 million for the same period in 2023. The increase was primarily due to the Republic First Transaction, which included a provision for credit losses of $23.4 million for non-PCD Loans, partially offset by an elevated level of provision for credit losses in the same period in 2023 due to a $13.3 million charge-off for a commercial office loan.

Non-Interest Income

The following table presents the components of non-interest income:

	Six months ended June 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Wealth management	$41,144	$36,740	$4,404	12.0%
Commercial banking:
Merchant and card	14,607	14,534	73	0.5
Cash management	13,271	11,350	1,921	16.9
Capital markets	4,926	8,436	(3,510)	(41.6)
Other commercial banking	7,434	6,338	1,096	17.3
Total commercial banking	40,238	40,658	(420)	(1.0)
Consumer banking:
Card	14,933	12,835	2,098	16.3
Overdraft	6,163	5,429	734	13.5
Other consumer banking	5,172	4,673	499	10.7
Total consumer banking	26,268	22,937	3,331	14.5
Mortgage banking	7,041	4,910	2,131	43.4
Other	8,332	7,075	1,257	17.8
Subtotal	123,023	112,320	10,703	9.5
Gain on acquisition, net of tax	47,392	—	47,392	N/M
Investment securities (losses) gains, net	(20,282)	19	(20,301)	N/M
Total Non-Interest Income	$150,133	$112,339	$37,794	33.6%

Non-interest income before investment securities gains (losses) and gain on acquisition, net of tax, increased $10.7 million, or 9.5%, during the six months ended June 30, 2024 compared to the same period in 2023. The increase in non-interest income was due to $2.8 million from acquired operations in the Republic First Transaction. The remaining increase in non-interest income before investment securities gains (losses) of $7.9 million included a $4.4 million increase in wealth management revenues due to an increase in assets under management, a $2.1 million increase in mortgage banking income from higher loan volumes and higher spreads and a $1.9 million increase in cash management fee income due to an increase in account analysis fees with customers electing to move funds to interest-bearing deposit accounts.

In May 2024, the Corporation sold $345.7 million available for sale securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Six months ended June 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Salaries and employee benefits	$204,705	$183,385	$21,320	11.6%
Data processing and software	38,018	32,571	5,447	16.7
Net occupancy	33,943	28,812	5,131	17.8
Other outside services	22,582	20,960	1,622	7.7
FDIC insurance	12,800	9,690	3,110	32.1
Equipment	8,602	6,920	1,682	N/M
Intangible amortization	5,261	1,746	3,515	N/M
Professional fees	4,659	4,221	438	10.4
Marketing	4,012	3,541	471	13.3
Other	36,316	35,790	526	1.5
Subtotal	370,898	327,636	43,262	13.2
Gain on Sale-Leaseback Transaction	(20,266)	—	(20,266)	N/M
Acquisition-related expenses	13,803	—	13,803	N/M
FultonFirst implementation and asset disposals	12,652	—	12,652	N/M
Total non-interest expense	$377,087	$327,636	$49,451	15.1%

Excluding the gain on the Sale-Leaseback Transaction, acquisition-related expenses and FultonFirst implementation and asset disposal costs, non-interest expense increased $43.3 million, or 13.2%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase in non-interest expense was due to a $21.1 million from acquired operations in the Republic First Transaction, $12.8 million in salaries and benefits expense driven by annual merit increases, an increase in the number of employees, lower deferred costs from loan origination activities and higher healthcare claims expense, $3.0 million in higher data processing and software expenses, a result of technology investments and $2.7 million in higher net occupancy costs.

Income Taxes

The Corporation's ETR was 12.2% for the six months ended June 30, 2024. Excluding the impact from the $47.3 million gain on acquisition, net of tax, the Corporation's ETR was 16.6% for the six months ended June 30, 2024 compared to 17.3% for the same period in 2023.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	June 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,396,282	$549,710	$846,572	N/M
FRB and FHLB Stock	125,297	124,405	892	0.7
Loans held for sale	26,822	15,158	11,664	76.9
Investment securities	4,184,027	3,666,274	517,753	14.1
Net loans, less ACL - loans	23,730,356	21,057,690	2,672,666	12.7
Net premises and equipment	180,642	222,881	(42,239)	(19.0)
Goodwill and intangibles	648,026	560,687	87,339	15.6
Other assets	1,478,361	1,375,110	103,251	7.5
Total Assets	$31,769,813	$27,571,915	$4,197,898	15.2%
Liabilities and Shareholders' Equity
Deposits	$25,559,654	$21,537,623	$4,022,031	18.7%
Borrowings	2,178,597	2,487,526	(308,929)	(12.4)
Other liabilities	929,953	786,627	143,326	18.2
Total Liabilities	28,668,204	24,811,776	3,856,428	15.5
Total Shareholders' Equity	3,101,609	2,760,139	341,470	12.4
Total Liabilities and Shareholders' Equity	$31,769,813	$27,571,915	$4,197,898	15.2%

Investment Securities

The following table presents the carrying amount of investment securities:

	June 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$—	$42,161	$(42,161)	N/M
U.S. Government-sponsored agency securities	—	1,010	(1,010)	N/M
State and municipal securities	820,109	1,072,013	(251,904)	(23.5)
Corporate debt securities	337,398	440,551	(103,153)	(23.4)
Collateralized mortgage obligations	713,769	111,434	602,335	N/M
Residential mortgage-backed securities	557,191	196,795	360,396	N/M
Commercial mortgage-backed securities	511,127	534,388	(23,261)	(4.4)
Total available for sale securities	2,939,594	2,398,352	541,242	22.6
Held to Maturity
Residential mortgage-backed securities	384,956	407,075	(22,119)	(5.4)
Commercial mortgage-backed securities	859,477	860,847	(1,370)	(0.2)
Total held to maturity securities	1,244,433	1,267,922	(23,489)	(1.9)

Total Investment Securities	$4,184,027	$3,666,274	$517,753	14.1%

Compared to December 31, 2023, total AFS securities at June 30, 2024 increased $541.2 million, or 22.6%. The increase in AFS securities at June 30, 2024 compared to December 31, 2023 was primarily due to increases in collateralized mortgage obligations and residential mortgage-backed securities of $602.3 million and $360.4 million, respectively, partially offset by decreases in state and municipal securities and corporate debt securities of $251.9 million and $103.2 million, respectively.

At June 30, 2024, total HTM securities decreased $23.5 million compared to December 31, 2023, primarily driven by a decrease of $22.1 million in residential mortgage-backed securities due to payments.

Loans

The following table presents ending net loans outstanding by type:

	June 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,289,770	$8,127,728	$1,162,042	14.3%
Commercial and industrial(1)	4,967,796	4,545,552	422,244	9.3%
Real estate - residential mortgage	6,248,856	5,325,923	922,933	17.3%
Real estate - home equity	1,120,878	1,047,184	73,694	7.0%
Real estate - construction	1,463,799	1,239,075	224,724	18.1%
Consumer	692,086	729,318	(37,232)	(5.1)%
Leases and other loans(2)	323,112	336,314	(13,202)	(3.9)%
Net loans	$24,106,297	$21,351,094	$2,755,203	12.9%
(1) Includes no unearned income for June 30, 2024 and $41.0 thousand for December 31, 2023.
(2) Includes unearned income of $36.6 million for June 30, 2024 and $38.0 million for December 31, 2023.

During the six months ended June 30, 2024, net loans increased $2.8 billion, or 12.9%, compared to December 31, 2023. The increase in net loans during the first six months of 2024 was primarily due to net loans acquired in the Republic First Transaction of $2.5 billion based on preliminary fair values as of the Acquisition Date. The reduction in fair value on the acquired net loans as of the Acquisition Date was $378.9 million, which included an adjustment for interest rates of $299.5 million, an adjustment for credit of $55.9 million on PCD Loans and an adjustment for credit of $23.4 million for non-PCD Loans. Excluding the impact from the credit-related adjustment on PCD Loans of $55.9 million and purchase accounting accretion of $10.4 million, net loans acquired in the Republic First Transaction declined approximately $33.1 million subsequent to the Acquisition Date. Excluding net loans acquired in the Republic First Transaction, net loans increased $216.9 million, or 1.0%, largely due to increases of $172.7 million, $119.7 million and $73.9 million in residential mortgage loans, commercial mortgage loans and construction loans, respectively, partially offset by a $84.1 million decrease in commercial and industrial loans.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of June 30, 2024, approximately $10.8 billion, or 44.6%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

The Corporation has established lower total lending limits for certain types of commercial lending commitments and lower total lending limits based on the Corporation's internal risk rating of an individual borrower at the time the lending commitment is approved. The Corporation adheres to loan portfolio management practices, which include requiring an annual review of the majority of loans. Additionally, management monitors the loan portfolio throughout the year taking into account, among other things, the size, complexity and level risk of loans and individual borrowers. An independent loan review function assesses the portfolio for internal risk rating accuracy and loan servicing policy requirements. The Corporation consolidates risk migrations to identify emerging risks by industry and real estate property types, taking into consideration economic forecasts and industry trends. Recently, the Corporation identified the office and multi-family commercial mortgage loan portfolios as posing heightened risks and consequently moderated the volume of new loan originations. The Corporation takes a risk-based approach when reviewing a specific loan portfolio, such as the office loan or multi-family loan portfolios. The Corporation reviews portfolio concentrations and adjusts the lending limits based on asset quality, economic forecasts and industry outlook.

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	June 30, 2024	December 31, 2023
Real estate(1)	43.0%	46.6%
Health care	6.2	6.6
Retail	6.2	3.3
Manufacturing	5.9	6.1
Other services	5.2	4.5
Agriculture	5.0	5.6
Hospitality and food services	4.2	3.6
Construction(2)	3.7	4.1
Wholesale trade	2.9	3.2
Educational services	2.9	2.9
Professional, scientific and technical services	2.6	2.2
Arts, entertainment and recreation	2.2	1.9
Transportation and warehousing	1.7	1.7
Finance and Insurance	1.4	1.3
Public administration	1.2	1.0
Administrative and Support	0.9	1.1
Other	4.8	4.3
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 44% owner occupied commercial mortgage loans and 56% of non-owner occupied commercial mortgage loans as of June 30, 2024. The following table summarizes the non-owner occupied commercial mortgage loan portfolio and the percent to total net loans.

	June 30, 2024		December 31, 2023
	$	%	$	%
	(dollars in thousands)
Multi-family	$1,431,845	5.9%	$1,147,612	5.4%
Retail trade	1,125,962	4.7	893,029	4.2
Industrial	867,391	3.6	634,533	3.0
Office	781,608	3.2	640,403	3.0
Hospitality and food services	469,453	1.9	453,305	2.1
Other	506,528	2.1	498,122	2.3
Total non-owner occupied commercial mortgage loans	$5,182,787	21.5%	$4,267,004	20.0%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	June 30, 2024			December 31, 2023
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$334,294	$372,558	65%	$241,596	$247,395	56%
New York(3)	99,019	104,560	68	60,149	62,565	71
Washington, D.C.(4)	91,920	91,920	56	97,270	97,847	56
Baltimore (5)	83,206	84,303	47	82,573	82,577	51
Other	173,169	185,021	63	158,815	161,533	61
Total office non-owner occupied commercial real estate	$781,608	$838,362	62%	$640,403	$651,917	58%
(1) Weighted Average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD
(3) New York-Newark-Jersey City, NY-NJ-PA
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV
(5) Baltimore-Columbia-Towson, MD

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $48.9 million and outstanding loan commitment of $57.4 million as of June 30, 2024.

The following table summarizes the commercial mortgage multi-family non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	June 30, 2024			December 31, 2023
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$676,646	$709,088	61%	$467,749	$480,942	57%
New York(3)	124,458	131,619	71	53,153	53,642	72
Baltimore(4)	69,295	69,475	61	54,675	54,879	56
Washington, D.C.(5)	31,032	33,493	43	87,020	92,483	51
Lancaster, PA	134,548	143,668	69	159,691	169,437	66
Other	395,866	437,354	60	325,324	361,693	65
Total multi-family non-owner occupied commercial real estate	$1,431,845	$1,524,697	62%	$1,147,612	$1,213,076	59%
(1) Weighted Average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD
(3) New York-Newark-Jersey City, NY-NJ-PA
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV
(5) Baltimore-Columbia-Towson, MD

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $469.1 million and outstanding loan commitment of $874.6 million as of June 30, 2024.

The following table presents the changes in non-accrual loans for the three months and six months ended June 30, 2024:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)

Balance at March 31, 2024	$43,735	$45,961	$1,286	$23,245	$5,310	$10,091	$129,628
Additions	24,420	13,078	—	3,272	3,593	1,664	46,027
Payments	(7,386)	(4,994)	(60)	(1,771)	(425)	(404)	(15,040)
Charge-offs	(2,955)	(7,853)	—	(35)	(1,766)	(1,398)	(14,007)
Transfers to accrual status	(540)	—	—	—	—	—	(540)
Transfers to OREO	—	—	—	(248)	(190)	—	(438)
Balance at June 30, 2024	$57,274	$46,192	$1,226	$24,463	$6,522	$9,953	$145,630

Six months ended June 30, 2024
Balance at December 31, 2023	$39,952	$44,805	$1,341	$20,824	$4,805	$9,893	$121,620
Additions	55,362	24,316	—	5,974	6,746	2,912	95,310
Payments	(19,450)	(14,870)	(115)	(2,165)	(697)	(649)	(37,946)
Charge-offs	(10,587)	(7,879)	—	(286)	(4,004)	(2,203)	(24,959)
Transfers to accrual status	(8,003)	(180)	—	(142)	(138)	—	(8,463)
Transfers to OREO	—	—	—	258	(190)	—	68
Balance at June 30, 2024	$57,274	$46,192	$1,226	$24,463	$6,522	$9,953	$145,630

During the six months ended June 30, 2024, non-accrual loans increased by approximately $24.0 million, or 19.7%, largely due to additions to non-accrual loans acquired in the Republic First Transaction of $22.7 million. During the six months ended June 30, 2024, non-accrual loans as a percentage of total net loans increased to 0.60%, compared to 0.57% as of December 31, 2023.

The following table summarizes non-performing assets as of the periods shown below:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Non-accrual loans	$145,630	$121,620
Loans 90 days or more past due and still accruing	26,962	31,721
Total non-performing loans	172,592	153,341
OREO(1)	1,444	896
Total non-performing assets	$174,036	$154,237
Non-accrual loans to total loans	0.60%	0.57%
Non-performing loans to total loans	0.72%	0.72%
Non-performing assets to total assets	0.55%	0.56%
ACL - loans to non-performing loans	218%	191%
(1) Excludes $24.2 million and $10.9 million of residential mortgage properties for which formal foreclosure proceedings were in process as of June 30, 2024 and December 31, 2023, respectively.

Non-performing loans at June 30, 2024 increased $19.3 million, or 12.6%, compared to $153.3 million as of December 31, 2023. The increase in non-performing loans during the first six months of 2024 was primarily due to additions to non-accrual loans from the Republic First Transaction of $22.7 million. Non-performing loans as a percentage of total net loans were 0.72% at June 30, 2024 and December 31, 2023. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on non-performing loans.

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

Total internally risk-rated loans were $15.5 billion and $13.7 billion as of June 30, 2024 and December 31, 2023, respectively, of which $2.0 billion and $0.9 billion were criticized and classified, respectively. For a description of the Corporation's risk ratings, see "Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	June 30, 2024	December 31, 2023	$	%	June 30, 2024	December 31, 2023	$	%	June 30, 2024	December 31, 2023
	(dollars in thousands)
Real estate - commercial mortgage	$755,031	$302,553	$452,478	149.6%	$373,983	$224,774	$149,209	66.4%	$1,129,014	$527,327
Commercial and industrial	393,976	135,837	258,139	190.0	300,484	196,500	103,984	52.9	694,460	332,337
Real estate - construction(3)	126,897	38,520	88,377	229.4	51,382	26,771	24,611	91.9	178,279	65,291
Total	$1,275,904	$476,910	$798,994	167.5%	$725,849	$448,045	$277,804	62.0%	$2,001,753	$924,955

% of total risk rated loans	8.2%	3.5%			4.7%	3.3%			12.9%	6.8%

(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes construction - other.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The increase of $799.0 million in special mention loans as of June 30, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $776.9 million as of June 30, 2024. The increase of $277.8 million in substandard or lower loans as of June 30, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $166.5 million as of June 30, 2024.

The following table presents the activity in the ACL:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)
Average balance of net loans	$23,345,914	$20,866,235	$22,357,972	$20,665,779

Balance of ACL at beginning of period	$297,888	$278,695	$293,404	$269,366

CECL Day 1 Provision(1)	23,444	—	23,444	—
Initial PCD allowance for credit losses	55,906	—	55,906	—

Loans charged off:
Real estate - commercial mortgage	(7,853)	(230)	(7,879)	(13,592)
Commercial and industrial	(2,955)	(2,017)	(10,587)	(2,629)
Real estate - residential mortgage	(35)	(62)	(286)	(62)
Consumer and real estate - home equity	(1,766)	(1,313)	(4,004)	(3,519)
Real estate - construction	—	—	—	—
Leases and other loans	(1,398)	(1,165)	(2,203)	(1,888)
Total loans charged off	(14,007)	(4,787)	(24,959)	(21,690)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	146	29	298	815
Commercial and industrial	796	988	2,044	2,074
Real estate - residential mortgage	122	58	238	106
Consumer and real estate - home equity	1,161	959	1,837	1,620
Real estate - construction	233	569	233	771
Leases and other loans	247	213	409	329
Total recoveries	2,705	2,816	5,059	5,715
Net loans charged off (recoveries)	(11,302)	(1,971)	(19,900)	(15,975)
Provision for credit losses(1)(2)	10,005	10,718	23,087	34,051
Balance of ACL at end of period	$375,941	$287,442	$375,941	$287,442
Provision for OBS credit exposures(1)	$(1,393)	$(971)	$(3,550)	$240
Reserve for OBS credit exposures(3)	$14,540	$16,568	$14,540	$16,568
Net charge-offs to average loans (annualized)	0.19%	0.04%	0.18%	0.15%
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision included in the table only includes the portion related to Net loans.
(3) Reserve for OBS credit exposures is recorded with other liabilities on the consolidated balance sheets.

The provision for credit losses, specific to loans, for the three months ended June 30, 2024 was $10.0 million compared to a provision of $10.7 million recorded for the same period in 2023. The provision for credit losses, specific to loans, for the six months ended June 30, 2024 was $23.1 million compared to a provision of $34.1 million recorded for the same period in 2023. During the second quarter of 2024, a provision for credit losses of $23.4 million was recorded for non-PCD Loans acquired in the Republic First Transaction. Additionally, included in the ACL during the second quarter of 2024 was $55.9 million recorded for PCD Loans acquired in the Republic First Transaction.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	June 30, 2024			December 31, 2023
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$156,165	41.5%	38.5%	$112,565	38.4%	38.1%
Commercial and industrial	94,623	25.2	20.6	74,266	25.3	21.3
Real estate - residential mortgage	89,714	23.9	25.9	73,286	25.0	24.9
Consumer, home equity and leases and other loans	20,829	5.5	8.9	20,992	7.1	9.9
Real estate - construction	14,610	3.9	6.1	12,295	4.2	5.8
Total ACL - loans	$375,941	100.0%	100.0%	$293,404	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a % of total ACL - loans.
(2) Ending loan portfolio segment balances as a % of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	June 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,609,383	$5,314,094	$295,289	5.6%
Interest-bearing demand	7,478,077	5,722,695	1,755,382	30.7
Savings and money market deposits	7,563,495	6,616,901	946,594	14.3
Total demand and savings	20,650,955	17,653,690	2,997,265	17.0
Brokered deposits	995,975	1,144,692	(148,717)	(13.0)
Time deposits	3,912,724	2,739,241	1,173,483	42.8
Total deposits	$25,559,654	$21,537,623	$4,022,031	18.7%

During the six months ended June 30, 2024, total deposits increased by $4.0 billion, or 18.7%, compared to December 31, 2023. The increase in total deposits was largely due to $4.1 billion of deposits assumed in the Republic First Transaction based on estimated fair values as of the Acquisition Date, which declined approximately $357.3 million subsequent to the Acquisition Date. Excluding the Republic First Transaction, total deposits increased approximately $267.0 million largely due to increases of $556.1 million and $331.9 million in time deposits and savings and money market deposits, respectively, partially offset by decreases of $416.4 million and $183.1 million in noninterest-bearing demand deposits and brokered deposits, respectively.

Total uninsured deposits were estimated to be $8.7 billion and $7.2 billion at June 30, 2024 and December 31, 2023, respectively.

Time deposits of $250 thousand or more were $848.8 million and $551.2 million at June 30, 2024 and December 31, 2023, respectively.

The following table presents ending borrowings by type:

	June 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Federal funds purchased	$—	$240,000	$(240,000)	N/M
Federal Home Loan Bank advances	750,000	1,100,000	(350,000)	(31.8)
Senior debt and subordinated debt	535,741	535,384	357	0.1
Other borrowings(1)	892,856	612,142	280,714	45.9
Total borrowings	$2,178,597	$2,487,526	$(308,929)	(12.4)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the six months ended June 30, 2024, total borrowings decreased $308.9 million, or 12.4%, compared to December 31, 2023. The decrease in total borrowings during the six months ended June 30, 2024 was due to decreases in FHLB advances and Federal funds purchased of $350.0 million and $240.0 million, respectively, partially offset by an increase in other borrowings of $280.7 million.

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

During the six months ended June 30, 2024, 1,934,297 shares were repurchased under the 2024 Repurchase Program at a total cost of $30.3 million, or $15.69 per share. No shares were repurchased during the second quarter of 2024.

On May 1, 2024, the Corporation completed its previously announced underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts. The proceeds to the Corporation from the offering were approximately $273.0 million net of issuance costs.

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

As of June 30, 2024, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of June 30, 2024, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since June 30, 2024 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	June 30, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	13.8%	14.0%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.1%	11.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.3%	10.3%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.2%	9.5%	4.0%	4.0%

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

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of June 30, 2024:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $47.6 million	+4.2%
+300 bp	+ $36.9 million	+3.3%
+200 bp	+ $26.2 million	+2.3%
+100 bp	+ $15.5 million	+1.4%
–100 bp	- $36.1 million	-3.2%
–200 bp	- $73.3 million	-6.5%
–300 bp	- $104.6 million	-9.3%
–400 bp	- $127.7 million	-11.4%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of June 30, 2024, the Corporation was within economic value of equity policy limits for every 100 bps shock.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the six months ended June 30, 2024, $14.1 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of June 30, 2024, the Bank had total borrowing capacity of approximately $10.8 billion with $4.3 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $6.5 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of June 30, 2024, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with $0 outstanding against that amount. As of June 30, 2024, the Corporation had $2.2 billion of collateralized borrowing capacity at the FRB discount window.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $1.2 billion at June 30, 2024 and $0.4 billion at December 31, 2023 were pledged as collateral to secure public and trust deposits.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the six months ended June 30, 2024 provided $321.0 million of cash. Cash provided by investing activities was $2.2 billion and was mainly due to the sale of AFS securities and net cash received in the Republic First Transaction. Cash used by financing activities was $1.7 billion primarily due to the repayment of borrowings.

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

State and Municipal Securities

As of June 30, 2024, the Corporation owned securities issued by various states and municipalities with a total fair value of $0.8 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of June 30, 2024, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 73% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Interim Chief Financial Officer concluded that, as of June 30, 2024, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

We review our internal controls over financial reporting on a regular basis and make changes intended to ensure the quality of our financial reporting. During the second quarter of 2024, as the result of the Republic First Transaction, we commenced the evaluation of the applicable controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the Republic First Transaction is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information presented in the "Legal Proceedings" section of Note 14 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in this Quarterly Report on From 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A. Risk Factors of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  None.
(b)  None.
(c) On December 19, 2023, the Corporation announced that its Board of Directors approved the 2024 Repurchase Program. The 2024 Repurchase Program will expire on December 31, 2024. Under the 2024 Repurchase Program, the Corporation is authorized to repurchase up to $125.0 million of shares of its common stock through December 31, 2024. Under this authorization, up to $25.0 million of the $125 million authorization may be used to repurchase shares of the Corporation's preferred stock and outstanding subordinated notes.

As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases may be made from time to time under the 2024 Repurchase Program in open market or privately negotiated transactions, including without limitation, through accelerated share repurchase transactions. The 2024 Repurchase Program may be discontinued at any time.

During the three months ended June 30, 2024, no shares were repurchased under the 2024 Repurchase Program.

Item 5. Other Information

(c) None of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended June 30, 2024.

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

4.3	Form of depositary receipt representing the Depositary Shares (Included in Exhibit 4.2).
4.4	Stock Certificate (Incorporated by reference as Exhibit 4.1 of Fulton Financial Corporation Registration Statement on Form S-4 filed on April 21, 2022).
10.1	Form of Non-Employee Director Stock Unit Award Agreement - filed herewith.
10.2	Agreement for Purchase and Sale of Real Property dated May 10, 2024 (Incorporated by reference to Exhibit 10.1 of the Fulton Financial Corporation Current Report on Form 8-K filed on May 15, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

FULTON FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FULTON FINANCIAL CORPORATION

Date:	August 8, 2024	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	August 8, 2024	/s/ Beth Ann L. Chivinski
Beth Ann L. Chivinski
Senior Executive Vice President and Interim Chief Financial Officer