Form 10-Q
period 2024-09-30
FULTON FINANCIAL CORP
filed 2024-11-08
CIK 700564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $2.50 Par Value – 182,025,441 shares outstanding as of November 1, 2024.

FULTON FINANCIAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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
•the Corporation’s ability to realize anticipated reductions in non-interest expense and increases in revenue from strategic initiatives implemented from time to time intended to simplify its operating model, improve its relationship banking focus, increase productivity and enhance the customer experience;
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

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per-share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and due from banks	$296,500	$300,343
Interest-bearing deposits with other banks	1,144,180	249,367
Cash and cash equivalents	1,440,680	549,710
FRB and FHLB stock	143,212	124,405
Loans held for sale	17,678	15,158
Investment securities
AFS, at estimated fair value	3,313,296	2,398,352
HTM, at amortized cost	1,231,982	1,267,922
Net loans	24,176,075	21,351,094
Less: ACL - loans	(375,961)	(293,404)
Loans, net	23,800,114	21,057,690
Net premises and equipment	171,731	222,881
Accrued interest receivable	115,903	107,972
Goodwill and net intangible assets	641,739	560,687
Other assets	1,309,391	1,267,138
Total Assets	$32,185,726	$27,571,915
LIABILITIES
Deposits:
Noninterest-bearing	$5,501,699	$5,314,094
Interest-bearing	20,650,445	16,223,529
Total Deposits	26,152,144	21,537,623
Borrowings:
Federal funds purchased	—	240,000
Federal Home Loan Bank advances	950,000	1,100,000
Senior debt and subordinated debt	535,917	535,384
Other borrowings	566,310	612,142
Total Borrowings	2,052,227	2,487,526
Accrued interest payable	36,723	35,083
Other liabilities	740,689	751,544
Total Liabilities	28,981,783	24,811,776
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized; Series A, 200,000 shares authorized and issued as of September 30, 2024 and December 31, 2023, liquidation preference of $1,000 per share	192,878	192,878
Common stock, $2.50 par value, 600,000,000 shares authorized, 245,869,212 shares issued as of September 30, 2024 and 225,760,963 shares issued as of December 31, 2023	614,673	564,402
Additional paid-in capital	1,785,477	1,552,860
Retained earnings	1,742,344	1,619,300
Accumulated other comprehensive loss	(243,302)	(312,280)
Treasury stock, at cost, 63,912,691 shares as of September 30, 2024 and 61,959,552 shares as of December 31, 2023	(888,127)	(857,021)
Total Shareholders' Equity	3,203,943	2,760,139
Total Liabilities and Shareholders' Equity	$32,185,726	$27,571,915

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per-share data)	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Interest Income
Loans, including fees	$373,247	$301,659	$1,037,160	$847,000
Investment securities	36,342	25,339	93,543	76,221
Other interest income	18,067	3,373	37,125	11,882
Total Interest Income	427,656	330,371	1,167,828	935,103
Interest Expense
Deposits	145,324	84,156	379,985	195,576
Federal funds purchased	—	8,950	2,881	24,097
Federal Home Loan Bank advances	8,824	10,324	29,572	37,623
Senior debt and subordinated debt	5,299	5,344	15,904	16,033
Other borrowings and interest-bearing liabilities	10,200	7,755	32,820	19,493
Total Interest Expense	169,647	116,529	461,162	292,822
Net Interest Income	258,009	213,842	706,666	642,281
Provision for credit losses	11,929	9,937	54,910	44,228
Net Interest Income After Provision for Credit Losses	246,080	203,905	651,756	598,053
Non-Interest Income
Wealth management	21,596	19,413	62,741	56,152
Commercial banking	22,289	19,722	62,528	60,380
Consumer banking	14,928	12,173	41,196	35,110
Mortgage banking	3,142	3,190	10,183	8,100
Gain on acquisition, net of tax	(7,706)	—	39,685	—
Other	5,425	1,463	13,756	8,539
Non-Interest Income Before Investment Securities (Losses) Gains, Net	59,674	55,961	230,089	168,281
Investment securities (losses) gains, net	(1)	—	(20,283)	19
Total Non-Interest Income	59,673	55,961	209,806	168,300
Non-Interest Expense
Salaries and employee benefits	118,824	96,757	324,935	280,142
Data processing and software	20,314	16,914	58,332	49,486
Net occupancy	18,999	14,561	52,942	43,373
Other outside services	15,839	12,094	46,055	33,054
Intangible amortization	6,287	601	11,548	2,347
FDIC insurance	5,109	4,738	17,909	14,427
Equipment	4,860	3,475	13,461	10,395
Professional fees	2,811	1,869	7,470	6,090
Marketing	2,251	1,913	6,263	5,454
Acquisition-related expenses	14,195	—	27,998	—
Other	16,600	18,098	36,263	53,888
Total Non-Interest Expense	226,089	171,020	603,176	498,656
Income Before Income Taxes	79,664	88,846	258,386	267,697
Income taxes	16,458	16,749	38,264	47,680
Net Income	63,206	72,097	220,122	220,017
Preferred stock dividends	(2,562)	(2,562)	(7,686)	(7,686)
Net Income Available to Common Shareholders	$60,644	$69,535	$212,436	$212,331

PER SHARE:
Net income available to common shareholders (basic)	$0.33	$0.42	$1.23	$1.28
Net income available to common shareholders (diluted)	0.33	0.42	1.21	1.27
Cash dividends	0.17	0.16	0.51	0.47
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(dollars in thousands)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Net Income	$63,206	$72,097	$220,122	$220,017
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on AFS investment securities
Net unrealized holding gains (losses)	68,560	(105,050)	37,696	(103,628)
Reclassification adjustment for securities net change realized in net income	1	—	15,689	14
Amortization of net unrealized gains on AFS securities transferred to HTM	1,422	1,494	4,212	4,473
Net unrealized gains (losses) on AFS investment securities	69,983	(103,556)	57,597	(99,141)
Unrealized gains (losses) on interest rate derivatives used in cash flow hedges
Net unrealized holding (losses) gains	(6,624)	3,651	(71)	(8,755)
Reclassification adjustment for net change realized in net income	3,979	6,420	11,769	20,573
Net unrealized (losses) gains on interest rate derivatives used in cash flow hedges	(2,645)	10,071	11,698	11,818
Defined benefit pension plan and postretirement benefits
Amortization of net unrecognized pension and postretirement items	(106)	15	(317)	43
Other Comprehensive Income (Loss), net of tax	67,232	(93,470)	68,978	(87,280)
Total Comprehensive Income	$130,438	$(21,373)	$289,100	$132,737

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per-share data)

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital
Three months ended September 30, 2024
Balance at June 30, 2024	200	$192,878	181,831	$614,523	$1,781,090	$1,712,646	$(310,534)	$(888,994)	$3,101,609
Net income						63,206			63,206
Other comprehensive loss							67,232		67,232
Common stock issued(1)			34	85	469			—	554
Dividend reinvestment activity			75		300			1,026	1,326
Stock-based compensation awards (repurchases)			17	65	3,618			(159)	3,524
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.17 per share						(30,946)			(30,946)
Balance at September 30, 2024	200	$192,878	181,957	$614,673	$1,785,477	$1,742,344	$(243,302)	$(888,127)	$3,203,943

Three months ended September 30, 2023
Balance at June 30, 2023	200	$192,878	166,097	$564,137	$1,545,706	$1,542,163	$(379,286)	$(823,446)	$2,642,152
Net income						72,097			72,097
Other comprehensive loss							(93,470)		(93,470)
Common stock issued(1)			50	125	529			7	661
Dividend reinvestment activity			109		(154)			1,517	1,363
Stock-based compensation awards (repurchases)			4	17	3,198			(26)	3,189
Acquisition of treasury stock			(2,176)					(30,491)	(30,491)
Preferred stock dividend						(2,562)			(2,562)
Common stock dividends - $0.16 per share						(26,246)			(26,246)
Balance at September 30, 2023	200	$192,878	164,084	$564,279	$1,549,279	$1,585,452	$(472,756)	$(852,439)	$2,566,693

Nine months ended September 30, 2024
Balance at December 31, 2023	200	$192,878	163,801	$564,402	$1,552,860	$1,619,300	$(312,280)	$(857,021)	$2,760,139
Net income						220,122			220,122
Other comprehensive income							68,978		68,978
Common stock issued(2)			19,313	48,283	226,569			12	274,864
Dividend reinvestment activity			252		574			3,502	4,076
Stock-based compensation awards (repurchases)			525	1,988	5,474			(4,272)	3,190
Acquisition of treasury stock			(1,934)					(30,348)	(30,348)
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.51 per share						(89,392)			(89,392)
Balance at September 30, 2024	200	$192,878	181,957	$614,673	$1,785,477	$1,742,344	$(243,302)	$(888,127)	$3,203,943

Nine months ended September 30, 2023
Balance at December 31, 2022	200	$192,878	167,599	$561,511	$1,541,840	$1,450,758	$(385,476)	$(781,754)	$2,579,757
Net income						220,017			220,017
Other comprehensive loss							(87,280)		(87,280)
Common stock issued(1)			185	463	2,001			27	2,491
Dividend reinvestment activity			298		18			4,147	4,165
Stock-based compensation awards (repurchases)			589	2,305	5,420			(3,919)	3,806
Acquisition of treasury stock			(4,587)					(70,940)	(70,940)
Preferred stock dividend						(7,686)			(7,686)
Common stock dividends - $0.47 per share						(77,637)			(77,637)
Balance at September 30, 2023	200	$192,878	164,084	$564,279	$1,549,279	$1,585,452	$(472,756)	$(852,439)	$2,566,693

See Notes to Consolidated Financial Statements
(1) Issuance of common stock includes issuance in connection with the Corporation's Employee Stock Purchase Plan and exercised stock options.
(2) Issuance of common stock includes the issuance of 19,166,667 shares of common stock in an underwritten public offering that closed on May 1, 2024, issuance in connection with the Corporation’s Employee Stock Purchase Plan and exercised stock options.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	Nine months ended September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,122	$220,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	54,910	44,228
Depreciation and amortization of premises and equipment	22,789	22,212
Net amortization of investment securities premiums	725	8,650
Net accretion of loan discounts	(24,821)	—
Investment securities losses (gains), net	20,283	(19)
Gain on sales of mortgage loans held for sale	(5,952)	(4,150)
Proceeds from sales of mortgage loans held for sale	397,694	260,494
Originations of mortgage loans held for sale	(394,262)	(269,448)
Intangible amortization	11,548	2,347
Amortization of issuance costs and discounts on long-term borrowings	533	540
Gain on acquisition, net of tax	(39,685)	—
Gain on disposal of premises and equipment	(44)	—
Gain on Sale-Leaseback Transaction	(20,266)	—
Stock-based compensation	7,462	7,971
Net change in deferred federal income tax	31,203	(10,773)
Net change in accrued salaries and benefits	11,035	(11,232)
Net change in life insurance cash surrender value	(15,317)	(23,655)
Other changes, net	10,714	173,206
Total adjustments	68,549	200,371
Net cash provided by operating activities	288,671	420,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS securities	2,300,487	80,666
Proceeds from principal repayments and maturities of AFS securities	194,108	77,905
Proceeds from principal repayments and maturities of HTM securities	40,561	46,301
Purchase of AFS securities	(1,450,128)	(72,252)
Net change in FRB and FHLB stock	(18,807)	23,823
Net change in loans	(277,669)	(919,231)
Net purchases of premises and equipment	(1,241)	(17,860)
Settlement of bank-owned life insurance	1,053	100
Proceeds from Sale-Leaseback Transaction	51,123	—
Net cash received for acquisition	1,018,371	—
Net change in tax credit investments	(30,109)	(17,945)
Net cash provided by (used in) investing activities	1,827,749	(798,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings deposits	357,522	(811,325)
Net change in time deposits and brokered deposits	144,673	1,583,376
Net change in other borrowings	(1,871,808)	(501,635)
Net proceeds from issuance of common stock	270,606	2,491
Dividends paid	(96,095)	(85,323)
Acquisition of treasury stock	(30,348)	(70,940)
Net cash (used in) provided by financing activities	(1,225,450)	116,644
Net increase (decrease) in Cash and Cash Equivalents	890,970	(261,461)
Cash and Cash Equivalents at Beginning of Period	549,710	681,921
Cash and Cash Equivalents at End of Period	$1,440,680	$420,460

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$459,522	$276,159
Income taxes	20,739	23,416
Supplemental Schedule of Certain Noncash Activities:
Business Combination
Fair value of tangible assets acquired	$4,708,947	$—
Intangible assets	92,600	—
Liabilities assumed	5,560,160	—
PCD Loans credit discount	54,767	—
See Notes to Consolidated Financial Statements

FULTON FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of the Corporation have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as revenues and expenses during the period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Corporation evaluates subsequent events through the date of filing of this Quarterly Report on Form 10-Q with the SEC for potential recognition or disclosure in the Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023. Those significant accounting policies are unchanged at September 30, 2024.

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

In December 2023, FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. The Corporation will adopt ASU 2023-09 on January 1, 2025. The Corporation does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

The Bank is awaiting conclusion of the customary final settlement process to determine whether certain assets and liabilities of Republic First Bank will be acquired by the Bank. Until management finalizes its fair value estimates for the acquired assets and assumed liabilities, the preliminary gain on acquisition can be updated for a period not to exceed one year following the Acquisition Date. The preliminary fair value estimates of assets acquired and liabilities assumed, provide a reasonable basis for determining the preliminary gain on acquisition. During the third quarter of 2024, adjustments to the estimated fair values of certain assets acquired were recorded, resulting in a $7.7 million reduction in the preliminary gain on acquisition, net of income taxes.

The excess of the estimated fair value of net assets acquired and the cash consideration received from the FDIC over the estimated fair value of liabilities assumed was recorded as a preliminary gain on acquisition of $39.7 million, net of income taxes.

The following table summarizes the consideration transferred and the estimated fair values of identifiable assets acquired and liabilities assumed in connection with the Republic First Transaction on the Acquisition Date:

Estimated Fair Value
(dollars in thousands)
Cash payment received from FDIC	$809,920
Assets acquired:
Cash and due from banks	208,451
Investment securities	1,938,571
Loans	2,496,902
Premises and equipment	1,211
CDI	92,600
FHLB Stock	37,931
Accrued interest receivable	16,164
Other assets	9,717
Total assets	4,801,547
Liabilities assumed:
Deposits	4,112,325
Borrowings	1,413,751
Accrued interest payable	33,444
Other liabilities	640
Total liabilities	5,560,160
Net assets acquired:	(758,613)

Gain on acquisition, before income taxes	$51,307
Gain on acquisition, net of income taxes	$39,685

The following is a description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed.

Cash and due from banks: The fair values of cash and due from banks approximate their book values.

Investment securities: The investment portfolio acquired in the Republic First Transaction, with a fair value of $1.9 billion, was sold shortly after the Acquisition Date. The fair value of the investment portfolio was based on the proceeds from the sale.

Loans: The Corporation recorded $2.5 billion of acquired loans at their estimated fair values as of the Acquisition Date. The estimated fair value for the loans was based on a discounted cash flow methodology that considered credit loss and prepayment expectations, market interest rates and other market factors from the perspective of a market participant. Loan cash flows were generated on an individual loan basis. The PD, LGD, exposure at default and prepayment assumptions are the key factors driving credit losses that are embedded in the estimated cash flows.

The following table presents information with respect to the estimated fair value and unpaid principal balance of acquired loans and leases at the Acquisition Date:

	April 26, 2024
	Unpaid Principal Balance	Estimated Fair Value
	(dollars in thousands)
Real estate - commercial mortgage	$1,144,465	$1,024,004
Commercial and industrial	545,374	487,962
Real-estate - residential mortgage	947,135	752,328
Real-estate - home equity	72,730	66,237
Real-estate - construction	153,437	145,597
Consumer	20,789	20,774
Total acquired loans	$2,883,930	$2,496,902

The following table summarizes PCD Loans:

April 26, 2024
(dollars in thousands)
Book balance of loans with deteriorated credit quality at acquisition	$1,014,559
Fair value of loans with deteriorated credit quality at acquisition	896,316
Fair value discount	118,243
PCD Loans credit discount	(54,767)
Non-credit discount	$63,476

The Republic First Transaction resulted in the addition of $78.2 million to the ACL, including the $54.8 million identified in the table above for PCD Loans, and $23.4 million recorded through the provision for credit losses at the Acquisition Date for non-PCD Loans.

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

Borrowings: Borrowings assumed in the Republic First Transaction, with a fair value of $1.4 billion, were repaid shortly after the Acquisition Date. The fair value of borrowings was based on the repayment amounts.

Acquisition-related expenses:

The Corporation developed a comprehensive integration plan under which it is incurring direct costs that are expensed as incurred. For the nine months ended, September 30, 2024, these direct costs included professional fees, a charitable donation, severance, and marketing expense. Costs related to the Republic First Transaction are included in acquisition-related expenses in the unaudited Consolidated Statements of Income.

The following table details the costs incurred and classified as acquisition-related expenses:

Nine months ended September 30, 2024
(dollars in thousands)
Salaries and employee benefits	$1,405
Net occupancy	9,805
Professional fees	8,792
Charitable donation	5,000
Other	2,996
$27,998

In connection with the Republic First Transaction, Fulton Bank made a $5.0 million donation to the Fulton Forward Foundation to provide additional impact grants to nonprofit community organizations across the region that share Fulton Bank's vision of advancing economic empowerment, particularly in underserved communities.

On July 18, 2024, the Corporation announced a plan to close 13 of the Bank's financial center offices and consolidate the operations of those offices into nearby financial center offices operated by the Bank. The plan was adopted as part of the Bank's integration of the assets acquired and the deposits and certain other liabilities assumed in the Republic First Transaction. The premises and equipment of the 13 locations include five locations owned by the Bank and eight locations leased by the Bank. The Corporation recorded pre-tax costs of approximately $9.8 million reflected in acquisition-related expenses in the Consolidated Statements of Income for the three and nine months ended September 30, 2024, consisting of write-offs of premises and equipment and related expenses, and lease termination charges. The financial centers are expected to close on or about November 22, 2024.

Unaudited Pro Forma Information:

The amount of net interest income, non-interest income, non-interest expense and net income of $72.1 million, $45.1 million, $49.4 million and $44.3 million, respectively, attributable to the Republic First Transaction were included in the Corporation's unaudited Consolidated Statements of Income for the nine months ended September 30, 2024. Included in non-interest income above is $39.7 million related to the gain on acquisition, net of tax. Net interest income, non-interest income, non-interest expense and net income shown above reflect management's best estimates based on information available as of the date of the filing of this Quarterly Report on Form 10-Q.

Republic First Bank does not have historical financial information on which the Corporation could base pro forma information. Additionally, the Bank did not acquire all of the assets or assume all of the liabilities of Republic First Bank. Therefore, it is impracticable to provide pro forma information on revenues and earnings for the Republic First Transaction in accordance with ASC 805-10-50-2.

NOTE 3 – Restrictions on Cash and Cash Equivalents

Cash collateral is posted by the Corporation with counterparties to secure derivatives and other contracts, which is included in "interest-bearing deposits with other banks" on the consolidated balance sheets. The amounts of such collateral as of September 30, 2024 and December 31, 2023 were $35.9 million and $17.4 million, respectively.

NOTE 4 – Investment Securities

The following table presents the amortized cost and estimated fair values of investment securities:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
State and municipal securities	$963,138	$814	$(112,619)	$851,333
Corporate debt securities	318,631	473	(22,524)	296,580
Collateralized mortgage obligations	746,328	11,858	(8,718)	749,468
Residential mortgage-backed securities	911,713	6,349	(22,427)	895,635
Commercial mortgage-backed securities	604,376	—	(84,096)	520,280
Total	$3,544,186	$19,494	$(250,384)	$3,313,296

Held to Maturity
Residential mortgage-backed securities	$373,313	$—	$(44,387)	$328,926
Commercial mortgage-backed securities	858,669	—	(123,291)	735,378
Total	$1,231,982	$—	$(167,678)	$1,064,304

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale	(dollars in thousands)
U.S. Government securities	$42,475	$—	$(314)	$42,161
U.S. Government-sponsored agency securities	1,038	—	(28)	1,010
State and municipal securities	1,200,571	1,089	(129,647)	1,072,013
Corporate debt securities	480,714	473	(40,636)	440,551
Collateralized mortgage obligations	122,824	—	(11,390)	111,434
Residential mortgage-backed securities	223,273	7	(26,485)	196,795
Commercial mortgage-backed securities	627,364	—	(92,976)	534,388
Total	$2,698,259	$1,569	$(301,476)	$2,398,352

Held to Maturity
Residential mortgage-backed securities	$407,075	$—	$(51,805)	$355,270
Commercial mortgage-backed securities	860,847	—	(143,910)	716,937
Total	$1,267,922	$—	$(195,715)	$1,072,207

In May 2024, the Corporation sold $345.7 million AFS securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Securities carried at $0.6 billion and $0.4 billion at September 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public and trust deposits.

The amortized cost and estimated fair values of debt securities as of September 30, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because issuers may have the right to call or borrowers may have the right to prepay with or without call or prepayment penalties.

	September 30, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Due in one year or less	$9,727	$9,548	$—	$—
Due from one year to five years	87,566	84,556	—	—
Due from five years to ten years	340,494	319,163	—	—
Due after ten years	843,982	734,646	—	—
	1,281,769	1,147,913	—	—
Residential mortgage-backed securities(1)	911,713	895,635	373,313	328,926
Commercial mortgage-backed securities(1)	604,376	520,280	858,669	735,378
Collateralized mortgage obligations(1)	746,328	749,468	—	—
Total	$3,544,186	$3,313,296	$1,231,982	$1,064,304
(1) Maturities for mortgage-backed securities and collateralized mortgage obligations are dependent upon the interest rate environment and prepayments on the underlying loans.

The following table presents information related to gross realized gains and losses on the sales of securities:

	Gross Realized Gains	Gross Realized Losses	Net Gains (Losses)
Three months ended	(dollars in thousands)
September 30, 2024	$88	$(89)	$(1)
September 30, 2023	—	—	—

Nine months ended
September 30, 2024	$179	$(20,462)	$(20,283)
September 30, 2023	283	(264)	19

The following tables present the gross unrealized losses and estimated fair values of investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2024
		Less than 12 months			12 months or longer		Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Available for Sale	(dollars in thousands)
State and municipal securities	7	$19,919	$(138)	273	$790,484	$(112,481)	$810,403	$(112,619)
Corporate debt securities	—	—	—	49	271,021	(22,524)	271,021	(22,524)
Collateralized mortgage obligations	2	39,917	(181)	78	91,327	(8,537)	131,244	(8,718)
Residential mortgage-backed securities	8	165,584	(486)	69	187,709	(21,941)	353,293	(22,427)
Commercial mortgage-backed securities	—	—	—	135	520,280	(84,096)	520,280	(84,096)
Total available for sale	17	$225,420	$(805)	604	$1,860,821	$(249,579)	$2,086,241	$(250,384)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	120	$328,926	$(44,387)	$328,926	$(44,387)
Commercial mortgage-backed securities	—	—	—	60	735,378	(123,291)	735,378	(123,291)
Total held to maturity	—	$—	$—	180	$1,064,304	$(167,678)	$1,064,304	$(167,678)

	December 31, 2023
	Less than 12 months			12 months or longer			Total
	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Available for Sale	(dollars in thousands)
U.S. Government Securities	—	$—	$—	1	$42,161	$(314)	$42,161	$(314)
U.S. Government-sponsored agency securities	—	—	—	1	1,010	(28)	1,010	(28)
State and municipal securities	40	76,155	(858)	314	917,274	(128,789)	993,429	(129,647)
Corporate debt securities	8	42,945	(1,326)	60	370,523	(39,310)	413,468	(40,636)
Collateralized mortgage obligations	—	—	—	93	111,434	(11,390)	111,434	(11,390)
Residential mortgage-backed securities	6	409	(3)	69	195,453	(26,482)	195,862	(26,485)
Commercial mortgage-backed securities	2	26,907	(1,053)	133	507,481	(91,923)	534,388	(92,976)
Total available for sale	56	$146,416	$(3,240)	671	$2,145,336	$(298,236)	$2,291,752	$(301,476)

Held to Maturity
Residential mortgage-backed securities	—	$—	$—	60	$355,270	$(51,805)	$355,270	$(51,805)
Commercial mortgage-backed securities	—	—	—	120	716,937	(143,910)	716,937	(143,910)
Total held to maturity	—	$—	$—	180	$1,072,207	$(195,715)	$1,072,207	$(195,715)

The Corporation's collateralized mortgage obligations, residential mortgage-backed securities and commercial mortgage-backed securities have contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The change in fair value of these securities is attributable to changes in interest rates and not credit quality. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost. Therefore, the Corporation did not record a loss on these investments as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, no ACL was required for the Corporation's state and municipal securities. The Corporation does not have the intent to sell and does not believe it will more likely than not be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Therefore, the Corporation did not record a loss on these investments as of September 30, 2024 and December 31, 2023.

The majority of the corporate debt securities were rated at or above investment grade as of September 30, 2024 and December 31, 2023. Based on the payment status, rating and management's evaluation of these securities, no ACL was required for corporate debt securities as of September 30, 2024 and December 31, 2023. The Corporation does not have the intent to sell and does not believe it will more likely than not to be required to sell any of these securities prior to a recovery of their fair value to amortized cost, which may be at maturity. Therefore, the Corporation did not record a loss on these investments as of September 30, 2024 and December 31, 2023.

NOTE 5 - Loans and Allowance for Credit Losses
Loans and leases, net of unearned income

Loans and leases, net of unearned income, are summarized as follows:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Real estate - commercial mortgage	$9,493,479	$8,127,728
Commercial and industrial(1)	4,914,734	4,545,552
Real-estate - residential mortgage	6,302,624	5,325,923
Real-estate - home equity	1,144,402	1,047,184
Real-estate - construction	1,332,954	1,239,075
Consumer	651,717	729,318
Leases and other loans(2)	336,165	336,314
Net loans	$24,176,075	$21,351,094
(1) Includes $2.0 thousand of unearned income at September 30, 2024 and $41.0 thousand at December 31, 2023.
(2) Includes unearned income of $34.8 million at September 30, 2024 and $38.0 million at December 31, 2023.

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

The following table summarizes the ACL - loans balance and the reserve for OBS credit exposures balance:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
ACL - loans	$375,961	$293,404

Reserve for OBS credit exposures(1)	$14,188	$17,254
(1) Included in other liabilities on the consolidated balance sheets.

The following table presents the activity in the ACL - loans balances:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Balance at beginning of period	$375,941	$287,442	$293,404	269,366
CECL Day 1 Provision(1)	—	—	23,444	—
Initial PCD allowance for credit losses	(1,139)	—	54,767	—
Loans charged off	(13,144)	(7,279)	(38,103)	(28,969)
Recoveries of loans previously charged off	2,022	2,181	7,081	7,896
Net loans (charged off) recovered	(11,122)	(5,098)	(31,022)	(21,073)
Provision for credit losses(1) (2)	12,281	10,395	35,368	44,446
Balance at end of period	$375,961	$292,739	$375,961	$292,739
Provision for OBS credit exposures(1)	$(352)	$(458)	$(3,902)	$(218)
Reserve for OBS credit exposures	$14,188	$16,110	$14,188	$16,110
(1) The sum of these amounts is reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision only includes the portion related to net loans.

The following table presents the activity in the ACL by portfolio segment:

	Real Estate Commercial Mortgage	Commercial and Industrial	Real Estate Residential Mortgage	Consumer and Home Equity	Real Estate Construction	Leases and other loans	Total
	(dollars in thousands)
Three months ended September 30, 2024
June 30, 2024	$156,165	$94,623	$89,714	$17,533	$14,610	$3,296	$375,941
CECL Day 1 Provision(1)	—	—	—	—	—	—	—
Initial PCD allowance for credit losses	—	(1,139)	—	—	—	—	(1,139)
Loans charged off	(2,723)	(6,256)	(1,131)	(2,308)	—	(726)	(13,144)
Recoveries of loans previously charged off	107	1,008	130	545	103	129	2,022
Net loans (charged off) recovered	(2,616)	(5,248)	(1,001)	(1,763)	103	(597)	(11,122)
Provision for loan losses(1) (2)	(10,255)	13,128	1,614	1,357	6,284	153	12,281
Balance at September 30, 2024	$143,294	$101,364	$90,327	$17,127	$20,997	$2,852	$375,961
Three months ended September 30, 2023
June 30, 2023	$72,302	$75,189	$88,849	$28,982	$11,144	$10,976	$287,442
Loans charged off	(860)	(3,220)	—	(1,803)	—	(1,396)	(7,279)
Recoveries of loans previously charged off	101	620	37	1,023	—	400	2,181
Net loans (charged off) recovered	(759)	(2,600)	37	(780)	—	(996)	(5,098)
Provision for loan and lease losses(1) (2)	2,403	9,766	(2,685)	1,873	(2,873)	1,911	10,395
Balance at September 30, 2023	$73,946	$82,355	$86,201	$30,075	$8,271	$11,891	$292,739
Nine months ended September 30, 2024
Balance at December 31, 2023	$112,565	$74,266	$73,286	$17,604	$12,295	$3,388	$293,404
CECL Day 1 Provision(1)	6,108	1,484	14,922	444	486	—	23,444
Initial PCD allowance for credit losses	32,157	19,730	565	357	1,958	—	54,767
Loans charged off	(10,602)	(16,843)	(1,417)	(6,312)	—	(2,929)	(38,103)
Recoveries of loans previously charged off	405	3,052	368	2,382	336	538	7,081
Net loans (charged off) recovered	(10,197)	(13,791)	(1,049)	(3,930)	336	(2,391)	(31,022)
Provision for loan losses(1) (2)	2,661	19,675	2,603	2,652	5,922	1,855	35,368
Balance at September 30, 2024	$143,294	$101,364	$90,327	$17,127	$20,997	$2,852	$375,961
Nine months ended September 30, 2023
Balance at December 31, 2022	$69,456	$70,116	$83,250	$26,429	$10,743	$9,372	$269,366
Loans charged off	(14,452)	(5,849)	(62)	(5,322)	—	(3,284)	(28,969)
Recoveries of loans previously charged off	916	2,694	143	2,643	771	729	7,896
Net loans (charged off) recovered	(13,536)	(3,155)	81	(2,679)	771	(2,555)	(21,073)
Provision for loan losses(1)(2)	18,026	15,394	2,870	6,325	(3,243)	5,074	44,446
Balance at September 30, 2023	$73,946	$82,355	$86,201	$30,075	$8,271	$11,891	$292,739
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

The increase in the ACL - loans as of September 30, 2024 was primarily due to loans acquired in the Republic First Transaction.

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

All loans individually evaluated for impairment are measured for losses on a quarterly basis. As of September 30, 2024 and December 31, 2023, substantially all of the Corporation's individually evaluated loans with total commitments greater than or equal to $1.0 million were measured based on the estimated fair value of each loan’s collateral, if any.

As of September 30, 2024 and December 31, 2023, approximately 95% and 78%, respectively, of loans evaluated individually for impairment with principal balances greater than or equal to $1.0 million, whose primary collateral consisted of real estate, were measured at estimated fair value using appraisals performed by state certified third-party appraisers that had been updated in the preceding 12 months.

Non-accrual Loans

The following table presents total non-accrual loans, by class segment:

	September 30, 2024			December 31, 2023
	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
	(dollars in thousands)
Real estate - commercial mortgage	$12,683	$56,703	$69,386	$23,338	$21,467	$44,805
Commercial and industrial	36,493	27,121	63,614	12,410	27,542	39,952
Real estate - residential mortgage	22,413	2,018	24,431	18,806	2,018	20,824
Real estate - home equity	7,961	86	8,047	4,649	104	4,753
Real estate - construction	340	—	340	341	1,000	1,341
Consumer	209	—	209	52	—	52
Leases and other loans	194	9,640	9,834	9,255	638	9,893
	$80,293	$95,568	$175,861	$68,851	$52,769	$121,620

As of September 30, 2024 and December 31, 2023, there were $95.6 million and $52.8 million, respectively, of non-accrual loans that did not have a specific valuation allowance within the ACL. The estimated fair values of the collateral securing these loans exceeded their carrying amount, or the loans were previously charged down to realizable collateral values. Accordingly, no specific valuation allowance was considered to be necessary.

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

The following table summarizes designated internal risk rating categories by portfolio segment and loan class, by origination year, in the current period:

	September 30, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - commercial mortgage
Pass	$439,628	$927,412	$1,144,947	$1,304,578	$1,039,538	$3,409,730	$75,822	$324	$8,341,979
Special Mention	2,514	61,815	175,721	209,161	58,007	217,361	11,271	—	735,850
Substandard or Lower	214	36,240	63,601	77,690	73,501	162,421	1,983	—	415,650
Total real estate - commercial mortgage	442,356	1,025,467	1,384,269	1,591,429	1,171,046	3,789,512	89,076	324	9,493,479
Real estate - commercial mortgage
Current period gross charge-offs	—	(126)	(84)	—	—	(10,366)	—	(26)	(10,602)
Commercial and industrial
Pass	329,172	531,373	543,678	306,525	292,198	774,293	1,380,049	6,201	4,163,489
Special Mention	13,034	22,505	53,936	45,068	24,550	110,455	151,806	3,819	425,173
Substandard or Lower	9,376	15,655	39,900	6,775	8,044	56,206	168,937	21,179	326,072
Total commercial and industrial	351,582	569,533	637,514	358,368	324,792	940,954	1,700,792	31,199	4,914,734
Commercial and industrial
Current period gross charge-offs	(370)	(2,093)	(268)	(606)	(280)	(5,486)	(4,105)	(3,635)	(16,843)
Real estate - construction(1)
Pass	138,942	430,449	203,827	51,226	6,138	43,116	31,078	—	904,776
Special Mention	—	14,619	87,643	65,668	3,282	527	2,324	—	174,063
Substandard or Lower	—	—	15,387	4,502	—	22,406	133	—	42,428
Total real estate - construction	138,942	445,068	306,857	121,396	9,420	66,049	33,535	—	1,121,267
Real estate - construction(1)
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Pass	907,742	1,889,234	1,892,452	1,662,329	1,337,874	4,227,139	1,486,949	6,525	13,410,244
Special Mention	15,548	98,939	317,300	319,897	85,839	328,343	165,401	3,819	1,335,086
Substandard or Lower	9,590	51,895	118,888	88,967	81,545	241,033	171,053	21,179	784,150
Total	$932,880	$2,040,068	$2,328,640	$2,071,193	$1,505,258	$4,796,515	$1,823,403	$31,523	$15,529,480
(1) Excludes real estate - construction - other.

Included in special mention loans were loans acquired in the Republic First Transaction with a balance of $721.0 million as of September 30, 2024. Included in substandard or lower loans were loans acquired in the Republic First Transaction with a balance of $171.7 million as of September 30, 2024.

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

	September 30, 2024
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$341,970	$726,077	$1,531,033	$1,748,485	$1,041,766	$871,564	$—	$—	$6,260,895
Nonperforming	—	1,257	4,061	4,491	3,538	28,382	—	—	41,729
Total real estate - residential mortgage	341,970	727,334	1,535,094	1,752,976	1,045,304	899,946	—	—	6,302,624
Real estate - residential mortgage
Current period gross charge-offs	—	(161)	(62)	(12)	(43)	(888)	—	(251)	(1,417)
Consumer and real estate - home equity
Performing	170,366	124,431	231,555	70,197	51,484	213,316	899,502	22,439	1,783,290
Nonperforming	6	210	754	1,225	254	6,285	2,002	2,093	12,829
Total consumer and real estate - home equity	170,372	124,641	232,309	71,422	51,738	219,601	901,504	24,532	1,796,119
Consumer and real estate - home equity
Current period gross charge-offs	(77)	(627)	(1,240)	(432)	(292)	(1,804)	(3)	(1,837)	(6,312)
Leases and other loans
Performing	110,852	101,880	66,448	20,029	13,167	13,861	—	—	326,237
Nonperforming	—	—	531	63	38	9,296	—	—	9,928
Leases and other loans	110,852	101,880	66,979	20,092	13,205	23,157	—	—	336,165
Leases and other loans
Current period gross charge-offs	(830)	(694)	(222)	(237)	(125)	(510)	(135)	(176)	(2,929)
Construction - other
Performing	84,451	100,710	22,764	2,356	—	—	—	—	210,281
Nonperforming	—	—	1,406	—	—	—	—	—	1,406
Total construction - other	84,451	100,710	24,170	2,356	—	—	—	—	211,687
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	707,639	1,053,098	1,851,800	1,841,067	1,106,417	1,098,741	899,502	22,439	8,580,703
Nonperforming	6	1,467	6,752	5,779	3,830	43,963	2,002	2,093	65,892
Total	$707,645	$1,054,565	$1,858,552	$1,846,846	$1,110,247	$1,142,704	$901,504	$24,532	$8,646,595

	December 31, 2023
	(dollars in thousands)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans converted to Term Loans
							Amortized	Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
Real estate - residential mortgage
Performing	$623,247	$1,126,656	$1,682,759	$984,050	$260,049	$607,133	$—	$—	$5,283,894
Nonperforming	—	1,720	4,888	4,701	6,233	24,487	—	—	42,029
Total real estate - residential mortgage	623,247	1,128,376	1,687,647	988,751	266,282	631,620	—	—	5,325,923
Real estate - residential mortgage
Current period gross charge-offs	—	—	—	—	—	—	—	(62)	(62)
Consumer and Real estate - home equity
Performing	272,571	276,373	85,985	62,426	37,667	204,913	805,645	20,044	1,765,624
Nonperforming	295	455	866	282	354	5,526	1,439	1,661	10,878
Total consumer and real estate - home equity	272,866	276,828	86,851	62,708	38,021	210,439	807,084	21,705	1,776,502
Consumer and Real estate - home equity
Current period gross charge-offs	(119)	—	—	—	—	(525)	(283)	(6,587)	(7,514)
Leases and other loans
Performing	166,490	83,641	27,755	22,304	16,246	9,867	—	—	326,303
Nonperforming	—	118	—	—	—	9,893	—	—	10,011
Leases and other loans	166,490	83,759	27,755	22,304	16,246	19,760	—	—	336,314
Leases and other loans
Current period gross charge-offs	(471)	(521)	(246)	(128)	(82)	(656)	(765)	(1,511)	(4,380)
Construction - other
Performing	127,382	93,319	13,698	555	—	—	—	—	234,954
Nonperforming	—	1,535	—	—	—	—	—	—	1,535
Total construction - other	127,382	94,854	13,698	555	—	—	—	—	236,489
Construction - other
Current period gross charge-offs	—	—	—	—	—	—	—	—	—
Total
Performing	1,189,690	1,579,989	1,810,197	1,069,335	313,962	821,913	805,645	20,044	7,610,775
Nonperforming	295	3,828	5,754	4,983	6,587	39,906	1,439	1,661	64,453
Total	$1,189,985	$1,583,817	$1,815,951	$1,074,318	$320,549	$861,819	$807,084	$21,705	$7,675,228

The following table presents non-performing assets:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Non-accrual loans	$175,861	$121,620
Loans 90 days or more past due and still accruing	26,286	31,721
Total non-performing loans	202,147	153,341
OREO(1)	2,844	896
Total non-performing assets	$204,991	$154,237
(1) Excludes $15.1 million and $10.9 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30,
2024 and December 31, 2023, respectively.

The following tables present the aging of the amortized cost basis of loans, by class segment:

	30-59	60-89	≥ 90 Days
	Days Past	Days Past	Past Due	Non-
	Due	Due	and Accruing	Accrual	Current	Total
	(dollars in thousands)
September 30, 2024
Real estate - commercial mortgage	$37,045	$13,818	$2,081	$69,386	$9,371,149	$9,493,479
Commercial and industrial(1)	20,795	5,066	836	63,614	4,824,423	4,914,734
Real estate - residential mortgage	41,105	9,022	17,296	24,431	6,210,770	6,302,624
Real estate - home equity	3,893	1,320	3,860	8,047	1,127,282	1,144,402
Real estate - construction	2,533	832	1,406	340	1,327,843	1,332,954
Consumer	6,082	1,992	714	209	642,720	651,717
Leases and other loans(1)	474	373	93	9,834	325,391	336,165
Total	$111,927	$32,423	$26,286	$175,861	$23,829,578	$24,176,075
(1) Includes unearned income.

	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Non- accrual	Current	Total
	(dollars in thousands)
December 31, 2023
Real estate - commercial mortgage	$4,408	$1,341	$1,722	$44,805	$8,075,452	$8,127,728
Commercial and industrial(1)	5,620	1,656	1,068	39,952	4,497,256	4,545,552
Real estate - residential mortgage	49,145	10,838	21,205	20,824	5,223,911	5,325,923
Real estate - home equity	8,142	2,075	5,326	4,753	1,026,888	1,047,184
Real estate - construction	4,185	451	1,535	1,341	1,231,563	1,239,075
Consumer	8,361	1,767	747	52	718,391	729,318
Leases and other loans(1)	146	722	118	9,893	325,435	336,314
Total	$80,007	$18,850	$31,721	$121,620	$21,098,896	$21,351,094
(1) Includes unearned income.

Loan Modifications to Borrowers Experiencing Financial Difficulty

The Corporation modifies loans by providing a concession when deemed appropriate. Depending on the circumstances, a term extension, interest rate reduction or principal forgiveness may be granted. In certain instances, a combination of concessions may be provided to a borrower.

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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted:

	Term Extension
	2024		2023
	Amortization Cost Basis	% of Class of Financing Receivable	Amortization Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended September 30
Real estate - commercial mortgage	$—	—%	$1,120	0.01%
Commercial and industrial	—	—	7	—
Real estate - residential mortgage	2,976	0.05	1,933	0.04
Real estate - home equity	256	0.02	—	—
Total	$3,232		$3,060

Nine months ended September 30
Real estate - commercial mortgage	$20,458	0.22%	$2,556	0.03%
Commercial and industrial	—	—	66	—
Real estate - residential mortgage	8,643	0.14	5,343	0.10
Real estate - home equity	394	0.03	—	—
Real estate - construction	605	0.05	—	—
Total	$30,100		$7,965

	Interest Rate Reduction and Term Extension
	2024		2023
	Amortized Cost Basis	% of Class of Financing Receivable	Amortized Cost Basis	% of Class of Financing Receivable
	(dollars in thousands)
Three months ended September 30
Real estate - residential mortgage	$622	0.01%	$—	—%
Total	$622		$—

Nine months ended September 30
Real estate - residential mortgage	$1,941	0.03%	$—	—%
Total	$1,941		$—

The following table presents the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Financial Effect
Three months ended September 30, 2024
Real estate - residential mortgage	Added a weighted-average 10.22 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 12.40 years to the life of loans, which reduced monthly payment amounts for borrowers.

Three months ended September 30, 2023
Real estate - commercial mortgage	Added a weighted-average 0.50 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 0.92 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 4.49 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Nine months ended September 30, 2024
Real estate - commercial mortgage	Added a weighted-average 2.00 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 8.43 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - home equity	Added a weighted-average 14.31 years to the life of loans, which reduced monthly payment amounts for borrowers.
Real estate - construction	Added a weighted-average 0.67 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Nine months ended September 30, 2023
Real estate - commercial mortgage	Added a weighted-average 2.43 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Commercial and industrial	Added a weighted-average 3.76 years to the life of loans, which reduced monthly payment amounts for the borrowers.
Real estate - residential mortgage	Added a weighted-average 4.58 years to the life of loans, which reduced monthly payment amounts for the borrowers.

Interest Rate Reduction(1)
Financial Effect
Three months ended September 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 4.02% to 2.49%

Nine months ended September 30, 2024
Real estate - residential mortgage	Reduced weighted-average interest rate from 2.86% to 1.71%
(1) There were no loan modifications with interest rate reductions for the three months and nine months ended September 30, 2023.
During the three months and nine months ended September 30, 2024 and 2023, there were no loans modified due to financial difficulty where there was a principal balance forgiveness.

The following table presents the performance of loans that have been modified due to financial difficulty in the previous 12 months:

		30-89	90+	Total
		Days Past	Past Due	Past
	Current	Due	and Accruing	Due
September 30, 2024	(dollars in thousands)
Real estate - commercial mortgage	$20,458	$—	$—	$—
Real estate - residential mortgage	7,690	3,633	3,035	6,668
Real estate - home equity	214	173	7	180
Real estate - construction	605	—	—	—
Total	$28,967	$3,806	$3,042	$6,848
There were no commitments to lend additional funds to borrowers with loan modifications as a result of financial difficulty as of September 30, 2024.

NOTE 6 – Mortgage Servicing Rights

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets, with adjustments to the carrying value included in mortgage banking income on the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Amortized cost:
Balance at beginning of period	$30,646	$32,458	$31,602	$34,217
Originations of MSRs	1,058	1,083	2,523	1,967
Amortization	(1,180)	(1,193)	(3,601)	(3,836)
Balance at end of period	$30,524	$32,348	$30,524	$32,348

Estimated fair value of MSRs at end of period	$48,971	$51,523	$48,971	$51,523

MSRs represent the economic value of contractual rights to service mortgage loans that have been sold. The total portfolio of mortgage loans serviced by the Corporation for unrelated third parties was $4.1 billion as of September 30, 2024 and December 31, 2023. Actual and expected prepayments of the underlying mortgage loans can impact the fair values of the MSRs. The Corporation accounts for MSRs at the lower of amortized cost or fair value.

The fair value of MSRs is estimated by discounting the estimated cash flows from servicing income, net of expense, over the expected life of the underlying loans at a discount rate commensurate with the risk associated with these assets. Expected life is based on the contractual terms of the loans, as adjusted for prepayment projections. The fair values of MSRs were $49.0 million and $49.7 million as of September 30, 2024 and December 31, 2023, respectively. Based on its fair value analysis as of September 30, 2024, the Corporation determined that no valuation allowance was required as of September 30, 2024.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the original unrealized loss of $70.6 million included in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the nine months ended September 30, 2024, $21.2 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the Corporation's consolidated statements of income.

In the third quarter of 2023, the Corporation transitioned certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions from LIBOR to SOFR. For the nine months ended September 30, 2024, the increase to other non-interest income to reflect market valuation movements from the transition from LIBOR to SOFR was $0.1 million. For the year ended December 31, 2023, the full-year reduction to other non-interest income related to the transition from LIBOR to SOFR was $1.9 million.

For additional information on our derivative accounting policies see Note 1 "Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	September 30, 2024		December 31, 2023
	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
	(dollars in thousands)
Interest Rate Locks with Customers
Positive fair values	$209,060	$826	$119,558	$460
Negative fair values	662	(2)	1,015	(2)
Forward Commitments
Positive fair values	—	—	—	—
Negative fair values	54,250	(419)	42,000	(854)
Interest Rate Derivatives with Customers(1)
Positive fair values	1,510,681	43,692	824,659	22,656
Negative fair values	3,235,818	(158,225)	3,784,236	(222,530)
Interest Rate Derivatives with Dealer Counterparties
Positive fair values	3,235,818	89,902	3,784,236	128,235
Negative fair values	1,510,681	(44,075)	824,659	(23,023)
Interest Rate Derivatives used in Cash Flow Hedges
Positive fair values	2,500,000	2,395	2,500,000	6,189
Negative fair values	750,000	(144)	750,000	—
Foreign Exchange Contracts with Customers
Positive fair values	18,184	345	4,159	40
Negative fair values	11,714	(257)	13,353	(446)
Foreign Exchange Contracts with Correspondent Banks
Positive fair values	23,531	403	15,969	532
Negative fair values	7,236	(225)	6,112	(31)
(1) Fair Values are net of a valuation allowance of $366.3 thousand as of September 30, 2024 and December 31, 2023.

The following table presents the effect of cash flow hedge accounting on AOCI:

	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Recognized in OCI Included Component	Amount of Gain (Loss) Recognized in OCI Excluded Component	Location of Gain (Loss) Recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income Included Component	Amount of Gain (Loss) Reclassified from AOCI into Income Excluded Component
	(dollars in thousands)
Three months ended September 30, 2024
Interest Rate Products	$2,247	$2,247	$—	Interest Income	$(7,109)	$(7,109)	$—
Interest Rate Products	(10,811)	(10,811)	—	Interest Expense	1,965	1,965	—
Total	$(8,564)	$(8,564)	$—		$(5,144)	$(5,144)	$—

Three months ended September 30, 2023
Interest Rate Products	$4,691	$4,691	—	Interest Income	$(6,248)	$(6,248)	—
Total	$4,691	$4,691	—		$(6,248)	$(6,248)	—
Nine months ended September 30, 2024
Interest Rate Products	(3,794)	(3,794)	—	Interest Income	(21,174)	(21,174)	—
Interest Rate Products	3,702	3,702	—	Interest Expense	6,015	6,015	—
Total	(92)	(92)	—		(15,159)	(15,159)	—
Nine months ended September 30, 2023
Interest Rate Products	9,975	9,975	—	Interest Income	(20,437)	(20,437)	—

During the next twelve months, the Corporation estimates that an additional $20.3 million of unrecognized losses will be reclassified as a decrease to net interest income.

The following table presents the effect of fair value and cash flow hedge accounting on the income statement:

	Consolidated Statements of Income Classification
	2024		2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
	(dollars in thousands)
Three months ended September 30
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(7,109)	$1,965	$(6,248)	$—
Interest contracts:
Amount of (loss) gain reclassified from AOCI into income	(7,109)	1,965	(6,248)	—
Amount of (loss) gain reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(7,109)	1,965	(6,248)	—
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

Nine months ended September 30
Total amounts of income line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(21,174)	$6,015	$(20,437)	$—
Interest contracts:
Amount of (loss) gain reclassified from AOCI into income	(21,174)	6,015	(20,437)	—
Amount of (loss) gain reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—
Amount of (loss) gain reclassified from AOCI into income - included component	(21,174)	6,015	(20,437)	—
Amount of (loss) gain reclassified from AOCI into income - excluded component	—	—	—	—

The following table presents a summary of the net fair value gains (losses) on derivative financial instruments:

	Consolidated Statements of Income Classification	Three months ended September 30		Nine months ended September 30
		2024	2023	2024	2023
		(dollars in thousands)
Mortgage banking derivatives(1)	Mortgage banking income	$(320)	$134	$801	$1,003
Interest rate derivatives	Other income	(138)	(2,958)	149	(2,958)
Foreign exchange contracts	Other income	48	(57)	170	127
Net fair value gains (losses) on derivative financial instruments		$(410)	$(2,881)	$1,120	$(1,828)
(1) Includes interest rate locks with customers and forward commitments.

The following table presents a summary of mortgage loans held for sale and the impact of the fair value election on the consolidated financial statements:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Amortized cost(1)	$17,348	$14,792
Fair value	17,678	15,158
(1) Cost basis of mortgage loans held for sale represents the unpaid principal balance.

Losses related to changes in fair values of mortgage loans held for sale were $0.2 million for the three months ended September 30, 2024 compared to a nominal amount for the three months ended September 30, 2023. Losses related to changes in fair values of mortgage loans held for sale were a nominal amount for the nine months ended September 30, 2024 compared to gains of $0.1 million for the nine months ended September 30, 2023.

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

	Gross Amounts	Gross Amounts Not Offset
	Recognized	on the Consolidated
	on the	Balance Sheets
	Consolidated	Financial	Cash	Net
	Balance Sheets	Instruments(1)	Collateral(2)	Amount
	(dollars in thousands)
September 30, 2024
Interest rate derivative assets	$135,989	$(24,343)	$—	$111,646
Foreign exchange derivative assets with correspondent banks	403	(403)	—	—
Total	$136,392	$(24,746)	$—	$111,646

Interest rate derivative liabilities	$202,444	$(26,594)	$(67,888)	$107,962
Foreign exchange derivative liabilities with correspondent banks	225	(403)	—	(178)
Total	$202,669	$(26,997)	$(67,888)	$107,784

December 31, 2023
Interest rate derivative assets	$157,080	$(15,154)	$—	$141,926
Foreign exchange derivative assets with correspondent banks	532	(532)	—	—
Total	$157,612	$(15,686)	$—	$141,926

Interest rate derivative liabilities	$245,553	$(21,343)	$(93,841)	$130,369
Foreign exchange derivative liabilities with correspondent banks	31	(532)	—	(501)
Total	$245,584	$(21,875)	$(93,841)	$129,868
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
loans to those borrowers. Cash and securities collateral amounts are included in the table only to the extent of the net derivative fair values.

NOTE 8 – Accumulated Other Comprehensive (Loss) Income

The following table presents the components of other comprehensive income (loss):

	Before-Tax Amount	Tax Effect	Net of Tax Amount
	(dollars in thousands)
Three months ended September 30, 2024
Net unrealized gain on securities	$88,637	$(20,077)	$68,560
Reclassification adjustment for securities net change included in net income(1)	1	—	1
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	1,837	(415)	1,422
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(8,564)	1,940	(6,624)
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	5,144	(1,165)	3,979
Amortization of net unrecognized pension and postretirement items(2)	(135)	29	(106)
Total Other Comprehensive Income	$86,920	$(19,688)	$67,232

Three months ended September 30, 2023
Net unrealized losses on securities	$(135,811)	$30,761	$(105,050)
Reclassification adjustment for securities net change included in net income(3)	—	—	—
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	1,932	(438)	1,494
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	4,691	(1,040)	3,651
Reclassification adjustment for net change realized in net income on interest rate derivatives used in cash flow hedges	6,248	172	6,420
Amortization of net unrecognized pension and postretirement items(2)	18	(3)	15
Total Other Comprehensive Loss	$(122,922)	$29,452	$(93,470)

Nine months ended September 30, 2024
Unrealized gain on securities	$48,735	$(11,039)	$37,696
Reclassification adjustment for securities net change included in net income(3)	20,283	(4,594)	15,689
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	5,445	(1,233)	4,212
Net unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges	(92)	21	(71)
Reclassification adjustment for net change realized in net income on interest rate swaps used in cash flow hedges	15,158	(3,389)	11,769
Amortization of net unrecognized pension and postretirement item(2)	(406)	89	(317)
Total Other Comprehensive Income	$89,123	$(20,145)	$68,978

Nine months ended September 30, 2023
Unrealized losses on securities	$(133,973)	$30,345	$(103,628)
Reclassification adjustment for securities net change included in net income(3)	19	(5)	14
Amortization of net unrealized gains on AFS securities transferred to HTM(1)	5,783	(1,310)	4,473
Net unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges	9,975	(18,730)	(8,755)
Reclassification adjustment for change realized in net income on interest rate swaps used in cash flow hedges	20,437	136	20,573
Amortization of net unrecognized pension and postretirement items(2)	55	(12)	43
Total Other Comprehensive Income	$(97,704)	$10,424	$(87,280)
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
- Investment Securities," for additional details.

The following table presents changes in each component of accumulated other comprehensive income (loss), net of tax:

	Unrealized Gains (Losses) on Investment Securities	Net Unrealized Gain (Loss) on Interest Rate Derivatives used in Cash Flow Hedges	Unrecognized Pension and Postretirement Plan Income (Costs)	Total
	(dollars in thousands)
Three months ended September 30, 2024
Balance at June 30, 2024	$(287,248)	$(20,440)	$(2,846)	$(310,534)
OCI before reclassifications	68,560	(6,624)	—	61,936
Amounts reclassified from AOCI	1	3,979	(106)	3,874
Amortization of net unrealized gains on AFS securities transferred to HTM	1,422	—	—	1,422
Balance at September 30, 2024	$(217,265)	$(23,085)	$(2,952)	$(243,302)

Three months ended September 30, 2023
Balance at June 30, 2023	$(311,816)	$(60,029)	$(7,441)	$(379,286)
OCI before reclassifications	(105,050)	3,651	—	(101,399)
Amounts reclassified from AOCI	—	6,420	15	6,435
Amortization of net unrealized losses on AFS securities transferred to HTM	1,494	—	—	1,494
Balance at September 30, 2023	$(415,372)	$(49,958)	$(7,426)	$(472,756)

Nine months ended September 30, 2024
Balance at December 31, 2023	$(274,862)	$(34,783)	$(2,635)	$(312,280)
OCI before reclassifications	37,696	(71)	—	37,625
Amounts reclassified from AOCI	15,689	11,769	(317)	27,141
Amortization of net unrealized gains on AFS securities transferred to HTM	4,212	—	—	4,212
Balance at September 30, 2024	$(217,265)	$(23,085)	$(2,952)	$(243,302)

Nine months ended September 30, 2023
Balance at December 31, 2022	$(316,231)	$(61,776)	$(7,469)	$(385,476)
OCI before reclassifications	(103,628)	(8,755)	—	(112,383)
Amounts reclassified from AOCI	14	20,573	43	20,630
Amortization of net unrealized losses on AFS securities transferred to HTM	4,473	—	—	4,473
Balance at September 30, 2023	$(415,372)	$(49,958)	$(7,426)	$(472,756)

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

All assets and liabilities measured at fair value on both a recurring and nonrecurring basis have been categorized into the above three levels. The following tables present assets and liabilities measured at fair value on a recurring basis and reported on the consolidated balance sheets:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$17,678	$—	$17,678
Available for sale investment securities:
State and municipal securities	—	851,333	—	851,333
Corporate debt securities	—	296,580	—	296,580
Collateralized mortgage obligations	—	749,468	—	749,468
Residential mortgage-backed securities	—	895,635	—	895,635
Commercial mortgage-backed securities	—	520,280	—	520,280
Total available for sale investment securities	—	3,313,296	—	3,313,296
Other assets:
Investments held in Rabbi Trust	35,077	—	—	35,077
Derivative assets	748	136,815	—	137,563
Total assets	$35,825	$3,467,789	$—	$3,503,614
Other liabilities:
Deferred compensation liabilities	$35,077	$—	$—	$35,077
Derivative liabilities	482	202,865	—	203,347
Total liabilities	$35,559	$202,865	$—	$238,424

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Loans held for sale	$—	$15,158	$—	$15,158
Available for sale investment securities:
U.S. Government securities	42,161	—	—	42,161
U.S. Government sponsored agency securities	—	1,010	—	1,010
State and municipal securities	—	1,072,013	—	1,072,013
Corporate debt securities	—	440,551	—	440,551
Collateralized mortgage obligations	—	111,434	—	111,434
Residential mortgage-backed securities	—	196,795	—	196,795
Commercial mortgage-backed securities	—	534,388	—	534,388
Total available for sale investment securities	42,161	2,356,191	—	2,398,352
Other assets:
Investments held in Rabbi Trust	29,819	—	—	29,819
Derivative assets	572	157,540	—	158,112
Total assets	$72,552	$2,528,889	$—	$2,601,441
Other liabilities:
Deferred compensation liabilities	$29,819	$—	$—	$29,819
Derivative liabilities	477	246,157	—	246,634
Total liabilities	$30,296	$246,157	$—	$276,453

The valuation techniques used to measure fair value for the items in the preceding tables are as follows:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2024 and December 31, 2023 were measured at the price that secondary market investors were offering for loans with similar characteristics.

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

•Corporate debt securities – These securities are classified as Level 2. This category consists of subordinated debt and senior debt issued by financial institutions ($289.4 million at September 30, 2024 and $433.4 million at December 31, 2023) and other corporate debt issued by non-financial institutions ($7.2 million at September 30, 2024 and December 31, 2023). The fair values for these corporate debt securities are determined by a third-party pricing service as detailed above.

Investments held in Rabbi Trust – This category consists of mutual funds that are held in trust for employee deferred compensation plans that the Corporation has elected to measure at fair value. Shares of mutual funds are valued based on net asset value, which represent quoted market prices for the underlying shares held in the mutual funds, and as such, are classified as Level 1.

Derivative assets – Fair value of foreign currency exchange contracts are classified as Level 1 assets ($0.7 million and $0.6 million at September 30, 2024 and December 31, 2023, respectively). The mutual funds and foreign exchange prices used to measure these items at fair value are based on quoted prices for identical instruments in active markets.

Level 2 assets, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.8 million at September 30, 2024 and $0.5 million at December 31, 2023) and the fair value of interest rate derivatives ($136.0 million at September 30, 2024 and $157.1 million at December 31, 2023). The fair values of the interest rate locks, forward commitments and interest rate derivatives represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. See "Note 7 - Derivative Financial Instruments," for additional information.

Deferred compensation liabilities – Fair value of amounts due to employees under deferred compensation plans, classified as Level 1 liabilities and are included in other liabilities on the consolidated balance sheets. The fair values of these liabilities are determined in the same manner as the related assets, as described under the heading "Investments held in Rabbi Trust" above.

Derivative liabilities – Level 1 liabilities, representing the fair value of foreign currency exchange contracts ($0.5 million at September 30, 2024 and December 31, 2023).

Level 2 liabilities, representing the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors ($0.4 million at September 30, 2024 and $0.9 million at December 31, 2023) and the fair value of interest rate derivatives ($202.4 million at September 30, 2024 and $245.6 million at December 31, 2023).

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

Certain financial instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement in certain circumstances, such as upon their acquisition or when there is evidence of impairment. The following table presents Level 3 financial assets measured at fair value on a nonrecurring basis:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Loans, net	$150,529	$102,135
OREO	2,844	896
MSRs(1)	48,971	49,696
Total assets	$202,344	$152,727
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

•MSRs – This category consists of MSRs, which were initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors, and subsequently carried at the lower of amortized cost or fair value. MSRs are amortized as a reduction to servicing income over the estimated lives of the underlying loans. MSRs are stratified by product type and evaluated for impairment by comparing each stratum's carrying amount to its estimated fair value. Fair values are determined at the end of each quarter through a discounted cash flows valuation performed by a third-party valuation expert. Significant inputs to the valuation included expected net servicing income, the discount rate and the expected life of the underlying loans. Expected life is based on the contractual terms of the loans as adjusted for prepayment projections. The weighted average annual constant prepayment rate and the weighted average discount rate used in the September 30, 2024 valuation were 7.8% and 9.5%, respectively. Management reviews the reasonableness of the significant inputs to the third-party valuation in comparison to market data. See "Note 6 - Mortgage Servicing Rights," for additional information.

The following tables detail the book values and the estimated fair values of the Corporation's financial instruments:

	September 30, 2024
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,440,680	$1,440,680	$—	$—	$1,440,680
FRB and FHLB stock	143,212	—	143,212	—	143,212
Loans held for sale	17,678	—	17,678	—	17,678
AFS securities	3,313,296	—	3,313,296	—	3,313,296
HTM securities	1,231,982	—	1,064,304	—	1,064,304
Loans, net	23,800,114	—	—	22,681,492	22,681,492
Accrued interest receivable	115,903	115,903	—	—	115,903
Other assets	705,318	537,530	136,815	51,815	726,160
FINANCIAL LIABILITIES
Demand and savings deposits	$21,021,766	$21,021,766	$—	$—	$21,021,766
Brokered deposits	843,473	137,879	705,871	—	843,750
Time deposits	4,286,905	—	4,298,383	—	4,298,383
Accrued interest payable	36,723	36,723	—	—	36,723
Federal Home Loan Bank advances	950,000	941,539	—	—	941,539
Senior debt and subordinated debt	535,917	—	435,761	—	435,761
Other borrowings	566,310	565,285	1,011	—	566,296
Other liabilities	394,068	177,160	202,865	14,188	394,213

	December 31, 2023
		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$549,710	$549,710	$—	$—	$549,710
FRB and FHLB stock	124,405	—	124,405	—	124,405
Loans held for sale	15,158	—	15,158	—	15,158
AFS securities	2,398,352	42,161	2,356,191	—	2,398,352
HTM securities	1,267,922	—	1,072,207	—	1,072,207
Loans, net	21,057,690	—	—	19,930,560	19,930,560
Accrued interest receivable	107,972	107,972	—	—	107,972
Other assets	661,067	452,935	157,540	50,592	661,067
FINANCIAL LIABILITIES
Demand and savings deposits	$17,653,690	$17,653,690	$—	$—	$17,653,690
Brokered deposits	1,144,692	145,987	999,392	—	1,145,379
Time deposits	2,739,241	—	2,714,709	—	2,714,709
Accrued interest payable	35,083	35,083	—	—	35,083
Federal funds purchased	240,000	240,000	—	—	240,000
Federal Home Loan Bank advances	1,100,000	1,094,013	—	—	1,094,013
Senior debt and subordinated debt	535,384	—	463,270	—	463,270
Other borrowings	612,142	611,269	837	—	612,106
Other liabilities	429,046	165,635	246,157	17,254	429,046

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

As of September 30, 2024, fair values for loans and time deposits were estimated by discounting future cash flows using the current rates, as adjusted for liquidity considerations, at which similar loans would be made to borrowers and similar deposits would be issued to customers for the same remaining maturities. Fair values of loans also include estimated credit losses that would be assumed in a market transaction, which represents estimated exit prices.

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

A reconciliation of weighted average shares outstanding used to calculate basic and diluted net income per share follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Weighted average shares outstanding (basic)	181,905	164,566	173,337	165,667
Impact of common stock equivalents	1,704	1,457	1,696	1,514
Weighted average shares outstanding (diluted)	183,609	166,023	175,033	167,181
Per share:
Basic	$0.33	$0.42	$1.23	$1.28
Diluted	0.33	0.42	1.21	1.27

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

The Corporation also grants equity awards to non-employee members of its Board of Directors and the Bank's Board of Directors under the Directors' Plan. Under the Directors' Plan, the Corporation can grant equity awards to non-employee Corporation and Bank directors in the form of restricted stock, RSUs or common stock. Recent grants of equity awards under the Directors' Plan have been limited to RSUs.

As of September 30, 2024, the Employee Equity Plan had approximately 3.8 million shares reserved for future grants through 2032, and the Directors' Plan had approximately 328,000 shares reserved for future grants through 2033.

The following table presents compensation expense and the related tax benefits for equity awards recognized in the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Compensation expense	$3,507	$3,048	$6,932	$7,288
Tax benefit	(804)	(673)	(1,568)	(1,600)
Total stock-based compensation, net of tax	$2,703	$2,375	$5,364	$5,688

NOTE 12 – Employee Benefit Plans

The net periodic pension cost for the Pension Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Interest cost	$790	$856	$2,369	$2,567
Expected return on plan assets	(976)	(878)	(2,927)	(2,632)
Net amortization and deferral	—	81	—	242
Net periodic pension cost	$(186)	$59	$(558)	$177

The components of the net benefit for the Postretirement Plan consisted of the following components:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Interest cost	$10	$12	$29	$38
Net accretion and deferral	(135)	(137)	(406)	(409)
Net periodic benefit	$(125)	$(125)	$(377)	$(371)

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

The following table presents the components of lease expense, which is included in net occupancy expense on the consolidated statements of income:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Operating lease expense	$8,822	$4,755	$21,519	$14,347
Variable lease expense	826	887	2,306	2,444
Sublease income	(300)	(289)	(883)	(829)
Total lease expense	$9,348	$5,353	$22,942	$15,962

Supplemental consolidated balance sheet information related to leases was as follows:

Operating Leases	Balance Sheet Classification	September 30, 2024	December 31, 2023
		(dollars in thousands)
ROU assets	Other assets	$135,747	$88,188
Lease liabilities	Other liabilities	$145,349	$95,230
Weighted average remaining lease term		9.21 years	6.5 years
Weighted average discount rate		5.34%	3.34%

The discount rate used in determining the lease liability for each individual lease is the Bank's incremental borrowing rate which corresponds with the remaining lease term.

Supplemental cash flow information related to operating leases was as follows:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,153	$6,354	$17,425	$16,124
ROU assets obtained in exchange for lease obligations	11,891	10,447	64,884	19,465

Lease payment obligations for each of the next five years and thereafter, with a reconciliation to the Corporation's lease liabilities were as follows as of September 30, 2024 (dollars in thousands):

Year	Operating Leases
Remaining in 2024	$6,845
2025	25,113
2026	23,833
2027	21,568
2028	18,344
Thereafter	95,341
Total lease payments	191,044
Less: imputed interest	(45,695)
Present value of lease liabilities	$145,349

As of September 30, 2024, the Corporation had not entered into any significant leases that have not yet commenced.

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

The following table presents the Corporation's commitments to extend credit and letters of credit:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Commitments to extend credit	$9,050,111	$8,790,511
Standby letters of credit	265,042	264,440
Commercial letters of credit	54,661	67,396

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

The Corporation maintains a reserve for estimated losses related to loans sold to investors. As of September 30, 2024 and December 31, 2023, the total reserve for losses on residential mortgage loans sold was $1.3 million and $1.8 million, respectively, including reserves for both representation and warranty and credit loss exposures. In addition, a component of ACL - OBS credit exposures of $1.2 million and $2.7 million, as of September 30, 2024 and December 31, 2023, respectively, related to additional credit exposures for potential loan repurchases.

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

The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Net income	$63,206	$72,097	$220,122	$220,017
Net income available to common shareholders	60,644	69,535	212,436	212,331
Net income available to common shareholders (diluted)	0.33	0.42	1.21	1.27
Operating net income available to common shareholders per share(1)	0.50	0.43	1.37	1.29
Return on average assets, annualized	0.79%	1.04%	0.98%	1.08%
Operating return on average assets, annualized(1)	1.17%	1.08%	1.10%	1.10%
Return on average common shareholders' equity, annualized	8.13%	11.25%	10.25%	11.62%
Operating return on average common shareholders' equity (tangible), annualized(1)	15.65%	15.17%	14.90%	15.39%
Net interest margin(2)	3.49%	3.40%	3.42%	3.44%
Efficiency ratio(1)	59.6%	61.5%	61.7%	60.0%
Non-performing assets to total assets	0.64%	0.52%	0.64%	0.52%
Net charge-offs (recoveries) to average loans	0.18%	0.10%	0.18%	0.13%
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

On July 18, 2024, the Corporation announced a plan to close 13 of the Bank's financial center offices and consolidate the operations of those offices into nearby financial center offices operated by the Bank. The plan was adopted as part of the Bank's integration of the assets acquired and the deposits and certain other liabilities assumed in the Republic First Transaction. The premises and equipment of the 13 locations include five locations owned by the Bank and eight locations leased by the Bank. The Corporation recorded pre-tax costs of approximately $9.8 million reflected in acquisition-related expenses in the Consolidated Statements of Income for the three and nine months ended September 30, 2024, consisting of write-offs of premises and equipment and related expenses, and lease termination charges. The financial centers are expected to close on or about November 22, 2024.

See "Note 2 - Business Combinations" in the Notes to Consolidated Financial Statements in Part 1, "Item 1. Financial Statements."

Common Stock Offering

On May 1, 2024, the Corporation completed its previously announced underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts. The net proceeds to the Corporation from the offering after deducting underwriting discounts and transaction expenses were approximately $272.6 million.

The Corporation intends to use the net proceeds of the offering for general corporate purposes, including to support new opportunities in connection with the Republic First Transaction.

Sale-Leaseback Transaction

On May 10, 2024, the Bank and Fulton Financial Realty Company, a wholly owned subsidiary of the Corporation, entered into the Sale-Leaseback Transaction and received an aggregate cash purchase price of $55.4 million. The Bank leased each of the locations sold in the Sale-Leaseback Transaction for an initial term of 15 years, with the option to extend the term of each for up to three successive terms of up to five years each. The Corporation recorded a pre-tax gain, after deduction of transaction-related expenses, of approximately $20.3 million in connection with the Sale-Leaseback Transaction during the second quarter of 2024. See "Note 13 - Leases" in the Notes to Consolidated Financial Statements in "Item 1. Financial Statements."

Securities Restructuring

In May 2024, the Corporation sold approximately $345.7 million AFS securities and recorded a pre-tax loss of $20.3 million during the second quarter of 2024. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Financial Highlights

Net Income Available to Common Shareholders and Net Income Per Share - Net income available to common shareholders was $60.6 million for the three months ended September 30, 2024, an $8.9 million decrease compared to $69.5 million for the same period in 2023. Net income available to common shareholders per diluted share was $0.33 for the three months ended September 30, 2024, a $0.09 decrease compared to the same period in 2023. Net income available to common shareholders was $212.4 million for the nine months ended September 30, 2024, a $0.1 million increase compared to $212.3 million for the same period in 2023. Net income available to common shareholders per diluted share was $1.21 for the nine months ended September 30, 2024, a $0.06 decrease compared to the same period in 2023.

Nine Months Ended September 30, 2024 Results were Impacted by the Following Items:

•Preliminary gain on acquisition of $39.7 million (net of tax).

•CDI of $92.6 million in connection with the Republic First Transaction resulting in intangible amortization expense of $9.9 million.

•Provision for credit losses of $23.4 million related to non-PCD Loans acquired in the Republic First Transaction.

•Acquisition-related expenses of $28.0 million.

•FultonFirst implementation and asset disposal costs of $22.1 million.

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

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measure follow:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands, except per share data and share data)
Operating net income available to common shareholders
Net income available to common shareholders	$60,644	$69,535	$212,436	$212,331
Less: Non-PCD Loans credit-related interest income from acquisition	(815)	—	(1,386)	—
Less: Interest rate derivative transition valuation(1)	138	2,958	(149)	2,958
Less: Gain on acquisition, net of tax	7,706	—	(39,685)	—
Plus: Loss on securities restructuring	—	—	20,282	—
Plus: Core deposit intangible amortization	6,155	441	11,152	1,867
Plus: Acquisition-related expense	14,195	—	27,998	—
Plus: CECL Day 1 Provision	—	—	23,444	—
Plus: FDIC special assessment	(16)	—	940	—
Less: Gain on Sale-Leaseback Transaction	—	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	9,385	—	22,065	—
Less: Tax impact of adjustments	(6,099)	(714)	(17,657)	(1,013)
Operating net income available to common shareholders (numerator)	$91,293	$72,220	$239,174	$216,143

Weighted average shares (diluted) (denominator)	183,609	166,023	175,033	167,181

Operating net income available to common shareholders, per share (diluted)	$0.50	$0.43	$1.37	$1.29

Operating return on average assets(2)
Net income	$63,206	$72,097	$220,122	$220,017
Less: Non-PCD Loans credit-related interest income from acquisition	(815)	—	(1,386)	—
Less: Interest rate derivative transition valuation(1)	138	2,958	(149)	2,958
Less: Gain on acquisition, net of tax	7,706	—	(39,685)	—
Plus: Loss on securities restructuring	—	—	20,282	—
Plus: Core deposit intangible amortization	6,155	441	11,152	1,867
Plus: Acquisition-related expense	14,195	—	27,998	—
Plus: CECL Day 1 Provision	—	—	23,444	—
Plus: FDIC special assessment	(16)	—	940	—
Less: Gain on Sale-Leaseback Transaction	—	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	9,385	—	22,065	—
Less: Tax impact of adjustments	(6,099)	(714)	(17,657)	(1,013)
Operating net income (numerator)	$93,855	$74,782	$246,860	$223,829

Total average assets	31,895,235	27,377,836	30,117,693	27,173,100
Less: Average net core deposit intangible	(89,350)	(5,548)	(61,362)	(6,296)
Total operating average assets (denominator)	$31,805,885	$27,372,288	$30,056,331	$27,166,804

Operating return on average assets	1.17%	1.08%	1.10%	1.10%

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Operating return on average common shareholders' equity (tangible)(2)
Net income available to common shareholders	$60,644	$69,535	$212,436	$212,331
Less: Non-PCD Loans credit-related interest income from acquisition	(815)	—	(1,386)	—
Less: Interest rate derivative transition valuation(1)	138	2,958	(149)	2,958
Less: Gain on acquisition, net of tax	7,706	—	(39,685)	—
Plus: Loss on securities restructuring	—	—	20,282	—
Plus: Intangible amortization	6,287	601	11,548	2,347
Plus: Acquisition-related expense	14,195	—	27,998	—
Plus: CECL Day 1 Provision	—	—	23,444	—
Plus: FDIC special assessment	(16)	—	940	—
Less: Gain on Sale-Leaseback Transaction	—	—	(20,266)	—
Plus: FultonFirst implementation and asset disposals	9,385	—	22,065	—
Less: Tax impact of adjustments	(6,127)	(747)	(17,740)	(1,114)
Adjusted net income available to common shareholders (numerator)	$91,397	$72,347	$239,487	$216,522

Average shareholders' equity	3,160,322	2,645,977	2,960,710	2,635,705
Less: Average preferred stock	(192,878)	(192,878)	(192,878)	(192,878)
Less: Average goodwill and intangible assets	(644,814)	(561,578)	(621,194)	(562,155)
Average tangible common shareholders' equity (denominator)	$2,322,630	$1,891,521	$2,146,638	$1,880,672
Operating return on average common shareholders' equity (tangible)	15.65%	15.17%	14.90%	15.39%

Efficiency ratio
Non-interest expense	$226,089	$171,020	$603,176	$498,656
Less: Acquisition-related expense	(14,195)	—	(27,998)	—
Less: Intangible amortization	(6,287)	(601)	(11,548)	(2,347)
Less: FDIC special assessment	16	—	(940)	—
Plus: Gain on Sale-Leaseback Transaction	—	—	20,266	—
Less: FultonFirst implementation and asset disposals	(9,385)	—	(22,065)	—
Operating non-interest expense (numerator)	$196,238	$170,419	$560,891	$496,309

Net interest income	$258,009	$213,842	$706,666	$642,281
Tax equivalent adjustment	4,424	4,442	13,572	13,261
Plus: Total non-interest income	59,673	55,961	209,806	168,300
Less: Interest rate derivative transition valuation(1)	138	2,958	(149)	2,958
Less: Non-PCD Loans credit-related interest income from acquisition	(815)	—	(1,386)	—
Less: Gain on acquisition, net of tax	7,706	—	(39,685)	—
Plus: Investment securities losses (gains), net	1	—	20,283	(19)
Total revenue (denominator)	$329,136	$277,203	$909,107	$826,781
Efficiency ratio	59.6%	61.5%	61.7%	60.0%
(1) Resulting from the reference rate transition from LIBOR to SOFR in the Corporation's commercial customer interest rate swap program.
(2) Results are annualized.

RESULTS OF OPERATIONS

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Net Interest Income

FTE net interest income was $262.4 million for the three months ended September 30, 2024, an increase of $44.1 million, compared to $218.3 million for the same period in 2023. For the three months ended September 30, 2024, NIM increased to 3.49%, or 9 bps, compared to the same period in 2023. The Corporation manages the risk associated with changes in interest rates through the techniques described within Part 1, "Item 3, Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report on Form 10-Q. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Three months ended September 30
	2024			2023
	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(2)	$24,147,801	$376,160	6.20%	$21,121,277	$304,167	5.72%
Investment securities(3)	4,526,885	37,853	3.34	4,197,550	27,274	2.59
Other interest-earning assets	1,338,592	18,068	5.37	263,244	3,372	5.11
Total interest-earning assets	30,013,278	432,081	5.74	25,582,071	334,813	5.20
Noninterest-earning assets:
Cash and due from banks	306,427			306,496
Premises and equipment	181,285			217,447
Other assets	1,772,052			1,562,233
Less: ACL - loans(4)	(377,807)			(290,411)
Total Assets	$31,895,235			$27,377,836
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$7,668,583	$38,768	2.01%	$5,740,229	$18,690	1.29%
Savings and money market deposits	7,663,599	49,477	2.57	6,676,792	34,277	2.04
Brokered deposits	842,661	11,344	5.36	937,657	12,250	5.18
Time deposits	4,107,466	45,735	4.43	2,330,206	18,939	3.22
Total interest-bearing deposits	20,282,309	145,324	2.85	15,684,884	84,156	2.13
Borrowings and other interest-bearing liabilities	2,229,348	24,324	4.34	2,691,087	32,373	4.74
Total interest-bearing liabilities	22,511,657	169,648	3.00	18,375,971	116,529	2.51
Noninterest-bearing liabilities:
Demand deposits	5,495,950			5,672,411
Other liabilities	727,306			683,477
Total Liabilities	28,734,913			24,731,859
Shareholders’ equity	3,160,322			2,645,977
Total Liabilities and Shareholders’ Equity	$31,895,235			$27,377,836
Net interest income/net interest margin (FTE)		262,433	3.49%		218,284	3.40%
Tax equivalent adjustment		(4,424)			(4,442)
Net interest income		$258,009			$213,842
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

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the three months ended September 30, 2024 in comparison to the same period in 2023:

	2024 vs. 2023 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE Interest income on:
Net loans(1)	$45,403	$26,590	$71,993
Investment securities	2,255	8,324	10,579
Other interest-earning assets	14,515	181	14,696
Total interest income	$62,173	$35,095	$97,268
Interest expense on:
Demand deposits	$7,544	$12,534	$20,078
Savings and money market deposits	5,512	9,688	15,200
Brokered deposits	(1,306)	400	(906)
Time deposits	17,951	8,845	26,796
Borrowings and other interest-bearing liabilities	(5,395)	(2,654)	(8,049)
Total interest expense	$24,306	$28,813	$53,119
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the third quarter of 2023, FTE total interest income for the third quarter of 2024 increased $97.3 million, or 29.1%, primarily due to an increase of $62.2 million attributable to changes in volume, of which $45.4 million related to average net loans. Also contributing to the increase in FTE total interest income was $35.1 million attributable to changes in yield, of which $26.6 million related to net loans. The yield on average interest-earning assets increased 54 bps in the third quarter of 2024 compared to the same period in 2023. Overall, the increase in FTE interest income was largely due to net loans acquired and cash received in the Republic First Transaction.

In the third quarter of 2024, interest expense increased $53.1 million compared to the third quarter of 2023, primarily driven by an increase in the rate on interest-bearing liabilities resulting in a $28.8 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in the rates on demand deposits, savings and money market deposits and time deposits. The increase in interest expense attributable to volume was primarily due to increases in average time deposits. The increase in interest expense on deposits was in part due to deposits assumed in the Republic First Transaction.

Average loans and average FTE yields, by type, are summarized in the following table:

	Three months ended September 30
	2024		2023		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$9,318,273	6.59%	$7,912,801	6.14%	$1,405,472	17.8%
Commercial and industrial	4,998,051	6.97	4,611,376	6.45	386,675	8.4
Real estate – residential mortgage	6,268,922	4.38	5,209,105	3.84	1,059,817	20.3
Real estate – home equity	1,122,313	7.48	1,045,806	7.21	76,507	7.3
Real estate – construction	1,437,907	7.88	1,254,577	7.00	183,330	14.6
Consumer	682,602	6.68	761,273	6.22	(78,671)	(10.3)
Leases and other loans(1)	319,733	5.76	326,339	4.78	(6,606)	(2.0)
Total loans	$24,147,801	6.20%	$21,121,277	5.72%	$3,026,524	14.3%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the third quarter of 2024, average net loans increased $3.0 billion, or 14.3%, compared to the same period in 2023. The increase in average net loans was primarily due to $2.5 billion of average net loans acquired in the Republic First Transaction. Excluding the Republic First Transaction, average net loans increased $514.4 million largely due to increases of $371.1 million and $321.0 million in average commercial mortgage loans and average residential mortgage loans, respectively, partially offset by a decrease of $111.0 million in average commercial and industrial loans.

The yield on total loans increased 48 bps to 6.20% for the third quarter of 2024, compared to 5.72% for the same period in 2023, primarily due to net loans acquired in the Republic First Transaction being accounted for at current market interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Three months ended September 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,495,950	—%	$5,672,411	—%	$(176,461)	(3.1)%
Interest-bearing demand	7,668,583	2.01	5,740,229	1.29	1,928,354	33.6
Savings and money market deposits	7,663,599	2.57	6,676,792	2.04	986,807	14.8
Total demand deposits and savings and money market deposits	20,828,132	1.69	18,089,432	1.16	2,738,700	15.1
Brokered deposits	842,661	5.36	937,657	5.18	(94,996)	(10.1)
Time deposits	4,107,466	4.43	2,330,206	3.22	1,777,260	76.3
Total deposits	$25,778,259	2.24%	$21,357,295	1.56%	$4,420,964	20.7%

The cost of deposits increased 68 bps, to 2.24%, for the third quarter of 2024 compared to 1.56% for the same period in 2023, primarily due to an increase in rates and a change in the mix of deposits.

Average deposits increased $4.4 billion during the third quarter of 2024 compared to the same period in 2023, primarily due to $3.8 billion of average deposits assumed in the Republic First Transaction. Excluding the Republic First Transaction, average deposits increased $632.2 million largely due to increases of $1.1 billion, $377.0 million, $127.5 million in average time deposits, average savings and money market deposits, and average interest-bearing demand deposits, respectively, partially offset by decreases of $868.3 million and $128.0 million in average noninterest-bearing demand deposits and average brokered deposits, respectively.

Average borrowings and interest rates, by type, are summarized in the following table:

	Three months ended September 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$—	—%	$634,163	5.52%	$(634,163)	N/M
Federal Home Loan Bank advances	754,130	4.56	793,098	5.11	(38,968)	(4.9)
Senior debt and subordinated debt	535,831	3.96	540,086	3.96	(4,255)	(0.8)
Other borrowings and interest-bearing liabilities(1)	939,387	4.05	723,740	4.25	215,647	29.8
Total borrowings and other interest-bearing liabilities	$2,229,348	4.34%	$2,691,087	4.74%	$(461,739)	(17.2)%
(1) Includes repurchase agreements, short-term promissory notes, capital leases and collateral liabilities.

Average borrowings and other interest-bearing liabilities decreased $461.7 million in the third quarter of 2024 compared to the same period in 2023. The decrease in average borrowings and other interest-bearing liabilities was primarily due to decreases in average Federal funds purchased and average FHLB advances of $634.2 million and $39.0 million, respectively, partially offset by an increase in average other borrowings and interest-bearing liabilities of $215.6 million.

Provision for Credit Losses

The provision for credit losses was $11.9 million for the three months ended September 30, 2024, a $2.0 million increase compared to $9.9 million in the same period in 2023.

Non-Interest Income

The following table presents the components of non-interest income:

	Three months ended September 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Wealth management	$21,596	$19,413	$2,183	11.2%
Commercial banking:
Merchant and card	7,496	7,626	(130)	(1.7)
Cash management	7,201	5,960	1,241	20.8
Capital markets	3,311	2,960	351	11.9
Other commercial banking	4,281	3,176	1,105	34.8
Total commercial banking	22,289	19,722	2,567	13.0
Consumer banking:
Card	7,917	6,770	1,147	16.9
Overdraft	3,957	2,996	961	32.1
Other consumer banking	3,054	2,407	647	26.9
Total consumer banking	14,928	12,173	2,755	22.6
Mortgage banking	3,142	3,190	(48)	(1.5)
Other	5,425	1,463	3,962	270.8
Subtotal	67,380	55,961	11,419	20.4
Gain on acquisition, net of tax	(7,706)	—	(7,706)	N/M
Investment securities losses, net	(1)	—	(1)	N/M
Total Non-Interest Income	$59,673	$55,961	$3,712	6.6%

Compared to the three months ended September 30, 2023, non-interest income before gain on acquisition, net of tax, and investment securities (losses) increased $11.4 million, or 20.4%. The increase in non-interest income was primarily due to a $3.0 million reduction to other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR in the third quarter of 2023 and $2.6 million from acquired operations in the Republic First Transaction. Also contributing to the increase in non-interest income were increases of $2.2 million in wealth management revenues due to an increase in assets under management, $1.2 million in cash management fee income due to an increase in account analysis fees with customers electing to move funds to interest-bearing deposit accounts and $1.1 million in other commercial banking income driven by $0.5 million in gains on SBA loan sales.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Three months ended September 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Salaries and employee benefits	$112,810	$96,757	$16,053	16.6%
Data processing and software	20,314	16,914	3,400	20.1
Net occupancy	18,999	14,561	4,438	30.5
Other outside services	12,090	12,094	(4)	—
Intangible amortization	6,287	601	5,686	N/M
FDIC insurance	5,109	4,738	371	7.8
Equipment	4,860	3,475	1,385	39.9
Professional fees	2,811	1,869	942	50.4
Marketing	2,251	1,913	338	17.7
Other	16,978	18,098	(1,120)	(6.2)
Subtotal	202,509	171,020	31,489	18.4
Acquisition-related expenses	14,195	—	14,195	N/M
FultonFirst implementation and asset disposals	9,385	—	9,385	N/M
Total non-interest expense	$226,089	$171,020	$55,069	32.2%

Non-interest expense increased $55.1 million, or 32.2%, for the three months ended September 30, 2024 compared to the same period in 2023. Excluding FultonFirst implementation and asset disposal costs and acquisition-related expenses, non-interest expense increased $31.5 million, or 18.4%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase in non-interest expense was primarily due to $28.7 million from the acquired operations in the Republic First Transaction and $5.2 million in salaries and benefits expense driven by annual merit increases, an increase in the number of employees and higher incentive compensation expense.

Income Taxes

The Corporation's ETR was 20.7% for the three months ended September 30, 2024. Excluding the impact from the $(7.7) million adjustment on the gain on acquisition, net of tax, the Corporation's ETR was 18.8% for the three months ended September 30, 2024 compared to 18.9% for the same period in 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Net Interest Income

FTE net interest income increased $64.7 million to $720.2 million for the nine months ended September 30, 2024, from $655.5 million for the same period in 2023. NIM decreased 2 bps to 3.42%, compared to 3.44% for the same period in 2023. The following table provides a comparative average balance sheet and net interest income analysis for those periods. Interest income and yields are presented on an FTE basis, using a 21% federal tax rate, and statutory interest expense disallowances. The discussion following this table is based on these taxable-equivalent amounts.

	Nine months ended September 30
	2024			2023
	Average Balance	Interest(1)	Yield/ Rate	Average Balance	Interest(1)	Yield/ Rate
ASSETS	(dollars in thousands)
Interest-earning assets:
Net loans(2)	$22,918,845	$1,045,573	6.09%	$20,819,280	$854,384	5.49%
Investment securities(3)	4,303,048	98,701	3.05	4,240,093	82,098	2.58
Other interest-earning assets	921,483	37,126	5.38	427,810	11,882	3.71
Total interest-earning assets	28,143,376	1,181,400	5.60	25,487,183	948,364	4.97
Noninterest-earning assets:
Cash and due from banks	297,268			193,083
Premises and equipment	202,531			219,087
Other assets	1,828,085			1,555,891
Less: ACL - loans(4)	(353,567)			(282,144)
Total Assets	$30,117,693			$27,173,100
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Demand deposits	$6,785,106	$91,016	1.79%	$5,535,671	$41,756	1.01%
Savings and money market deposits	7,215,631	133,175	2.47	6,593,703	84,102	1.71
Brokered deposits	1,015,823	41,073	5.40	779,191	29,557	5.07
Time deposits	3,583,905	114,721	4.28	2,032,360	40,160	2.64
Total interest-bearing deposits	18,600,465	379,985	2.73	14,940,925	195,575	1.75
Borrowings and other interest-bearing liabilities	2,425,753	81,177	4.47	2,848,704	97,247	4.53
Total interest-bearing liabilities	21,026,218	461,162	2.93	17,789,629	292,822	2.20
Noninterest-bearing liabilities:
Demand deposits	5,339,590			6,108,197
Other liabilities	791,175			639,569
Total Liabilities	27,156,983			24,537,395
Shareholders’ equity	2,960,710			2,635,705
Total Liabilities and Shareholders’ Equity	$30,117,693			$27,173,100
Net interest income/net interest margin (FTE)		720,238	3.42%		655,542	3.44%
Tax equivalent adjustment		(13,572)			(13,261)
Net interest income		$706,666			$642,281
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

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances (volume) and changes in yields and rates for the nine months ended September 30, 2024 in comparison to the same period in 2023:

	2024 vs. 2023 Increase (Decrease) due to change in
	Volume	Yield/Rate	Net
	(dollars in thousands)
FTE interest income on:
Net loans (1)	$91,754	$99,435	$191,189
Investment securities	1,251	15,352	16,603
Other interest-earning assets	18,160	7,084	25,244
Total interest income	$111,165	$121,871	$233,036
Interest expense on:
Demand deposits	$11,141	$38,119	$49,260
Savings and money market deposits	8,591	40,482	49,073
Brokered deposits	9,483	2,033	11,516
Time deposits	41,109	33,452	74,561
Borrowings and other interest-bearing liabilities	(14,754)	(1,316)	(16,070)
Total interest expense	$55,570	$112,770	$168,340
(1) Average balance includes non-performing loans.

Note: Changes which are partially attributable to both volume and rate are allocated to the volume and rate components presented above based on the percentage of direct changes that are attributable to each component.

Compared to the same period in 2023, FTE total interest income for the nine months ended September 30, 2024 increased $233.0 million due to increases of $121.9 million attributable to changes in yield, of which $99.4 million was attributable to net loans, and $111.2 million attributable to changes in volume, of which $91.8 million was attributable to average net loans. The yield on average interest-earning assets increased 63 bps in the nine months ended September 30, 2024 compared to the same period in 2023. The increase in FTE interest income was largely due to net loans and cash acquired in the Republic First Transaction.

For the nine months ended September 30, 2024, interest expense increased $168.3 million compared to the same period in 2023, primarily driven by an increase in the rate on interest-bearing liabilities resulting in an $112.8 million increase in interest expense. The increase in interest expense attributable to rate was driven by increases in the rates on average savings and money market deposits, average demand deposits and average time deposits. The increase in interest expense attributable to volume was $55.6 million primarily driven by increases in average time deposits and average demand deposits. The increase in interest expense on deposits was in part due to deposits assumed in the Republic First Transaction.

Average loans and average FTE yields, by type, are summarized in the following table:

	Nine months ended September 30
	2024		2023		Increase (Decrease)
	Balance	Yield	Balance	Yield	$	%
	(dollars in thousands)
Real estate – commercial mortgage	$8,803,503	6.48%	$7,803,775	5.88%	$999,728	12.8%
Commercial and industrial	4,786,976	6.82	4,602,573	6.13	184,403	4.0
Real estate - residential mortgage	5,844,317	4.20	5,004,289	3.71	840,028	16.8
Real estate - home equity	1,091,526	7.61	1,066,003	6.84	25,523	2.4
Real estate – construction	1,370,134	7.92	1,278,923	6.66	91,211	7.1
Consumer	697,204	6.31	748,788	5.82	(51,584)	(6.9)
Leases and other loans (1)	325,185	5.50	314,929	4.46	10,256	3.3
Total loans	$22,918,845	6.09%	$20,819,280	5.49%	$2,099,565	10.1%
(1) Consists of equipment lease financing, overdrafts and net origination fees and costs.

During the nine months ended September 30, 2024, average net loans increased $2.1 billion, or 10.1%, compared to the same period in 2023. The increase in average net loans was primarily due to $1.4 billion of average net loans acquired in the Republic First Transaction. Excluding the Republic First Transaction, average net loans increased $690.3 million largely due to increases of $437.3 million and $430.9 million in average residential mortgage loans and average commercial mortgage loans, respectively, partially offset by decreases of $101.0 million, $56.6 million and $18.6 million in average commercial and industrial loans, average consumer loans and average home equity loans, respectively.

The yield on total loans increased 60 bps for the first nine months of 2024 primarily due to net loans acquired in the Republic First Transaction being accounted for at current market interest rates.

Average deposits and average interest rates, by type, are summarized in the following table:

	Nine months ended September 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,339,590	—%	$6,108,197	—%	$(768,607)	(12.6)%
Interest-bearing demand	6,785,106	1.79	5,535,671	1.01	1,249,435	22.6
Savings and money market deposits	7,215,631	2.47	6,593,703	1.71	621,928	9.4
Total demand deposits and savings and money market deposits	19,340,327	1.55	18,237,571	0.92	1,102,756	6.0
Brokered deposits	1,015,823	5.40	779,191	5.07	236,632	30.4
Time deposits	3,583,905	4.28	2,032,360	2.64	1,551,545	76.3
Total deposits	$23,940,055	2.12%	$21,049,122	1.24%	$2,890,933	13.7%

The cost of total deposits increased 88 bps to 2.12% for the first nine months of 2024 compared to 1.24% for the same period of 2023, primarily due to higher interest rates and a change in the mix of deposits.

Average deposits increased $2.9 billion largely due to $2.2 billion of average deposits assumed in the Republic First Transaction. Excluding the Republic First Transaction, average deposits increased $694.5 million largely due to increases of $1.2 billion, $270.0 million, $216.2 million and $195.4 million in average time deposits, average savings and money market deposits, average brokered deposits and average interest-bearing demand deposits, respectively, partially offset by a decrease of $1.2 billion in noninterest-bearing demand deposits.

Average borrowings and interest rates, by type, are summarized in the following table:

	Nine months ended September 30
	2024		2023		Increase (Decrease)
	Balance	Rate	Balance	Rate	$	%
	(dollars in thousands)
Federal funds purchased	$68,515	5.54%	$606,708	5.24%	$(538,193)	(88.7)
Federal Home Loan Bank advances	829,971	4.69	976,783	5.11	(146,812)	(15.0)
Senior debt and subordinated debt	535,656	3.96	539,907	3.96	(4,251)	(0.8)
Other borrowings and interest-bearing liabilities(1)	991,611	4.11	725,306	3.59	266,305	36.7
Total borrowings and other interest-bearing liabilities	$2,425,753	4.47%	$2,848,704	4.53%	$(422,951)	(14.8)%
(1) Includes repurchase agreements, short-term promissory notes and capital leases.

Average borrowings and other interest-bearing liabilities decreased $423.0 million during the first nine months of 2024 compared to the same period in 2023. The decrease in average borrowings and other interest-bearing liabilities was primarily due to decreases in average Federal funds purchased and average FHLB advances of $538.2 million and $146.8 million, respectively, partially offset by an increase in average other borrowings and interest-bearing liabilities of $266.3 million.

Provision for Credit Losses

The provision for credit losses was $54.9 million for the nine months ended September 30, 2023, compared to $44.2 million for the same period in 2023. The increase was primarily due to the Republic First Transaction, which included a provision for credit losses of $23.4 million for non-PCD Loans, partially offset by an elevated level of provision for credit losses in the same period in 2023 due to a $13.3 million charge-off for a commercial office loan.

Non-Interest Income

The following table presents the components of non-interest income:

	Nine months ended September 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Wealth management	$62,741	$56,152	$6,589	11.7%
Commercial banking:
Merchant and card	22,103	22,160	(57)	(0.3)
Cash management	20,473	17,310	3,163	18.3
Capital markets	8,236	11,396	(3,160)	(27.7)
Other commercial banking	11,716	9,514	2,202	23.1
Total commercial banking	62,528	60,380	2,148	3.6
Consumer banking:
Card	22,850	19,604	3,246	16.6
Overdraft	10,120	8,425	1,695	20.1
Other consumer banking	8,226	7,081	1,145	16.2
Total consumer banking	41,196	35,110	6,086	17.3
Mortgage banking	10,183	8,100	2,083	25.7
Other	13,756	8,539	5,217	61.1
Subtotal	190,404	168,281	22,123	13.1
Gain on acquisition, net of tax	39,685	—	39,685	N/M
Investment securities (losses) gains, net	(20,283)	19	(20,302)	N/M
Total Non-Interest Income	$209,806	$168,300	$41,506	24.7%

Non-interest income before investment securities gains (losses) and gain on acquisition, net of tax, increased $22.1 million or 13.1%, during the nine months ended September 30, 2024 compared to the same period in 2023. The increase in non-interest income was partially due to $5.4 million from acquired operations in the Republic First Transaction. The remaining increase of $16.7 million included a $6.6 million increase in wealth management revenues due to an increase in assets under management, a $3.2 million increase in cash management fee income due to an increase in account analysis fees with customers electing to move funds to interest-bearing deposit accounts, a $3.0 million reduction to other non-interest income to reflect market valuation movement in certain of the Corporation's legacy commercial customer back-to-back interest rate swap transactions resulting from the transition from LIBOR to SOFR in the third quarter of 2023, a $2.1 million increase in mortgage banking income primarily due to higher loan sale volumes and a $1.5 million increase in income from bank owned life insurance.

In May 2024, the Corporation sold $345.7 million of available for sale securities and recorded a pre-tax loss of $20.3 million. The proceeds from the sale were reinvested into higher-yielding securities of a similar type and similar duration.

Non-Interest Expense

The following table presents the components of non-interest expense:

	Nine months ended September 30		Increase (Decrease)
	2024	2023	$	%
	(dollars in thousands)
Salaries and employee benefits	$317,496	$280,142	$37,354	13.3%
Data processing and software	58,332	49,486	8,846	17.9
Net occupancy	52,942	43,373	9,569	22.1
Other outside services	34,672	33,054	1,618	4.9
FDIC insurance	17,909	14,427	3,482	24.1
Equipment	13,461	10,395	3,066	29.5
Intangible amortization	11,548	2,347	9,201	N/M
Professional fees	7,470	6,090	1,380	22.7
Marketing	6,263	5,454	809	14.8
Other	53,286	53,888	(602)	(1.1)
Subtotal	573,379	498,656	74,723	15.0
Gain on Sale-Leaseback Transaction	(20,266)	—	(20,266)	N/M
Acquisition-related expenses	27,998	—	27,998	N/M
FultonFirst implementation and asset disposals	22,065	—	22,065	N/M
Total non-interest expense	$603,176	$498,656	$104,520	21.0%

Non-interest expense increased $104.5 million, or 21.0%, for the nine months ended September 30, 2024 compared to the same period in 2023. Excluding the gain on the Sale-Leaseback Transaction, acquisition-related expenses and FultonFirst implementation and asset disposal costs, non-interest expense increased $74.7 million, or 15.0%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in non-interest expense was largely due to $49.4 million from acquired operations in the Republic First Transaction and $25.8 million in salaries and benefits expense driven by annual merit increases, an increase in the number of employees, higher incentive compensation expense and lower deferred costs from loan origination activities.

Income Taxes

The Corporation's ETR was 14.8% for the nine months ended September 30, 2024. Excluding the impact from the $39.7 million gain on acquisition, net of tax, the Corporation's ETR was 17.5% for the nine months ended September 30, 2024 compared to 17.8% for the same period in 2023.

FINANCIAL CONDITION

The table below presents condensed consolidated ending balance sheets:

	September 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
Assets	(dollars in thousands)
Cash and cash equivalents	$1,440,680	$549,710	$890,970	N/M
FRB and FHLB Stock	143,212	124,405	18,807	15.1
Loans held for sale	17,678	15,158	2,520	16.6
Investment securities	4,545,278	3,666,274	879,004	24.0
Net loans, less ACL - loans	23,800,114	21,057,690	2,742,424	13.0
Net premises and equipment	171,731	222,881	(51,150)	(22.9)
Goodwill and intangibles	641,739	560,687	81,052	14.5
Other assets	1,425,294	1,375,110	50,184	3.6
Total Assets	$32,185,726	$27,571,915	$4,613,811	16.7%
Liabilities and Shareholders' Equity
Deposits	$26,152,144	$21,537,623	$4,614,521	21.4%
Borrowings	2,052,227	2,487,526	(435,299)	(17.5)
Other liabilities	777,412	786,627	(9,215)	(1.2)
Total Liabilities	28,981,783	24,811,776	4,170,007	16.8
Total Shareholders' Equity	3,203,943	2,760,139	443,804	16.1
Total Liabilities and Shareholders' Equity	$32,185,726	$27,571,915	$4,613,811	16.7%

Investment Securities

The following table presents the carrying amount of investment securities:

	September 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
Available for Sale	(dollars in thousands)
U.S. Government securities	$—	$42,161	$(42,161)	N/M
U.S. Government-sponsored agency securities	—	1,010	(1,010)	N/M
State and municipal securities	851,333	1,072,013	(220,680)	(20.6)
Corporate debt securities	296,580	440,551	(143,971)	(32.7)
Collateralized mortgage obligations	749,468	111,434	638,034	N/M
Residential mortgage-backed securities	895,635	196,795	698,840	N/M
Commercial mortgage-backed securities	520,280	534,388	(14,108)	(2.6)
Total available for sale securities	3,313,296	2,398,352	914,944	38.1
Held to Maturity
Residential mortgage-backed securities	373,313	407,075	(33,762)	(8.3)
Commercial mortgage-backed securities	858,669	860,847	(2,178)	(0.3)
Total held to maturity securities	1,231,982	1,267,922	(35,940)	(2.8)

Total Investment Securities	$4,545,278	$3,666,274	$879,004	24.0%

Compared to December 31, 2023, total AFS securities at September 30, 2024 increased $914.9 million, or 38.1%. The increase in AFS securities at September 30, 2024 compared to December 31, 2023 was primarily due to increases in residential mortgage-backed securities and collateralized mortgage obligations of $698.8 million and $638.0 million, respectively, partially offset by decreases in state and municipal securities and corporate debt securities of $220.7 million and $144.0 million, respectively.

At September 30, 2024, total HTM securities decreased $35.9 million compared to December 31, 2023, primarily driven by a decrease of $33.8 million in residential mortgage-backed securities due to payments.

Loans

The following table presents ending net loans outstanding by type:

	September 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Real estate - commercial mortgage	$9,493,479	$8,127,728	$1,365,751	16.8%
Commercial and industrial(1)	4,914,734	4,545,552	369,182	8.1%
Real estate - residential mortgage	6,302,624	5,325,923	976,701	18.3%
Real estate - home equity	1,144,402	1,047,184	97,218	9.3%
Real estate - construction	1,332,954	1,239,075	93,879	7.6%
Consumer	651,717	729,318	(77,601)	(10.6)%
Leases and other loans(2)	336,165	336,314	(149)	—%
Net loans	$24,176,075	$21,351,094	$2,824,981	13.2%
(1) Includes unearned income of $2.0 thousand for September 30, 2024 and $41.0 thousand for December 31, 2023.
(2) Includes unearned income of $34.8 million for September 30, 2024 and $38.0 million for December 31, 2023.

During the nine months ended September 30, 2024, net loans increased $2.8 billion, or 13.2%, compared to December 31, 2023. The increase in net loans during the first nine months of 2024 was primarily due to net loans acquired in the Republic First Transaction of $2.5 billion based on preliminary fair values as of the Acquisition Date. Excluding net loans acquired in the Republic First Transaction, net loans increased $340.1 million, or 1.6%, largely due to increases of $341.7 million and $241.5 million in commercial mortgage loans and residential mortgage loans, respectively, partially offset by decreases of $116.0 million, $94.7 million and $61.5 million in commercial and industrial loans, consumer loans and construction loans, respectively.

The Corporation does not have a significant concentration of credit risk with any single borrower. As of September 30, 2024, approximately $10.8 billion, or 44.8%, of the loan portfolio was comprised of commercial mortgage loans and construction loans.

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

The following table summarizes the industry concentrations within the commercial mortgage and the commercial and industrial loan portfolios:

	September 30, 2024	December 31, 2023
Real estate(1)	43.2%	46.6%
Health care	6.4	6.6
Retail	5.9	3.3
Manufacturing	5.5	6.1
Other services	5.1	4.5
Agriculture	5.0	5.6
Hospitality and food services	4.2	3.6
Construction(2)	3.9	4.1
Wholesale trade	2.8	3.2
Educational services	2.8	2.9
Professional, scientific and technical services	2.2	2.2
Arts, entertainment and recreation	2.2	1.9
Transportation and warehousing	1.7	1.7
Finance and Insurance	1.4	1.3
Public administration	1.2	1.0
Administrative and Support	0.8	1.1
Other	5.7	4.3
Total	100.0%	100.0%
(1) Includes commercial loans to borrowers engaged in the business of renting, leasing or managing real estate for others; selling and/or buying real estate for others; and appraising real estate.
(2) Includes commercial loans to borrowers engaged in the construction industry.

The commercial mortgage loan portfolio consists of 44.1% owner occupied commercial mortgage loans and 55.9% of non-owner occupied commercial mortgage loans as of September 30, 2024. The following table summarizes the non-owner occupied commercial mortgage loan portfolio and the percent to total net loans.

	September 30, 2024		December 31, 2023
	$	%	$	%
	(dollars in thousands)
Multi-family	$1,552,414	6.4%	$1,147,612	5.4%
Retail trade	1,125,050	4.7	893,029	4.2
Industrial	867,990	3.6	634,533	3.0
Office	768,234	3.2	640,403	3.0
Hospitality and food services	483,555	2.0	453,305	2.1
Other	505,524	2.1	498,122	2.3
Total non-owner occupied commercial mortgage loans	$5,302,767	21.9%	$4,267,004	20.0%

The following table summarizes the commercial mortgage office non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	September 30, 2024			December 31, 2023
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$338,402	$373,611	62%	$241,596	$247,395	56%
New York(3)	94,905	100,049	63	60,149	62,565	71
Washington, D.C.(4)	88,438	88,438	55	97,270	97,847	56
Baltimore (5)	76,121	77,195	46	82,573	82,577	51
Other	170,368	179,695	61	158,815	161,533	61
Total office non-owner occupied commercial real estate	$768,234	$818,988	60%	$640,403	$651,917	58%
(1) Weighted Average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD
(3) New York-Newark-Jersey City, NY-NJ-PA
(4) Washington-Arlington-Alexandria, DC-VA-MD-WV
(5) Baltimore-Columbia-Towson, MD

The non-owner occupied commercial mortgage office loan portfolio table above excludes commercial construction loans secured by office property collateral with a total outstanding balance of $50.7 million and outstanding loan commitment of $57.4 million as of September 30, 2024.

The following table summarizes the commercial mortgage multi-family non-owner occupied loan portfolio outstanding balance, total commitment and LTV ratio by Metropolitan Statistical Area:

	September 30, 2024			December 31, 2023
	Outstanding Balance	Total Commitment	Weighted Average LTV (1)	Outstanding Balance	Total Commitment	Weighted Average LTV (1)
	(dollars in thousands)
Philadelphia(2)	$782,045	$815,217	57%	$467,749	$480,942	57%
New York(3)	121,658	127,993	62	53,153	53,642	72
Baltimore(4)	71,981	72,887	56	54,675	54,879	56
Washington, D.C.(5)	28,287	31,581	48	87,020	92,483	51
Lancaster, PA	142,164	151,283	72	159,691	169,437	66
Other	406,279	466,422	59	325,324	361,693	65
Total multi-family non-owner occupied commercial real estate	$1,552,414	$1,665,383	59%	$1,147,612	$1,213,076	59%
(1) Weighted Average LTV as of origination.
(2) Philadelphia-Camden-Wilmington, PA-NJ-DE-MD
(3) New York-Newark-Jersey City, NY-NJ-PA
(4) Baltimore-Columbia-Towson, MD
(5) Washington-Arlington-Alexandria, DC-VA-MD-WV

The non-owner occupied commercial mortgage multi-family loan table above excludes commercial construction loans secured by multi-family property collateral with a total outstanding loan balance of $373.2 million and outstanding loan commitment of $732.5 million as of September 30, 2024.

The following table presents the changes in non-accrual loans for the three months and nine months ended September 30, 2024:

	Commercial and Industrial	Real Estate - Commercial Mortgage	Real Estate - Construction	Real Estate - Residential Mortgage	Consumer and Real Estate - Home Equity	Leases and other loans	Total
	(dollars in thousands)

Balance at June 30, 2024	$57,274	$46,192	$1,226	$24,463	$6,522	$9,953	$145,630
Additions	18,740	33,634	—	3,570	4,660	726	61,330
Payments	(6,054)	(7,584)	(15)	(2,116)	(578)	(119)	(16,466)
Charge-offs	(6,256)	(2,723)	—	(1,131)	(2,308)	(726)	(13,144)
Transfers to accrual status	—	—	—	—	(40)	—	(40)
Transfers to OREO	(90)	(133)	(871)	(355)	—	—	(1,449)
Balance at September 30, 2024	$63,614	$69,386	$340	$24,431	$8,256	$9,834	$175,861

Nine months ended September 30, 2024
Balance at December 31, 2023	$39,952	$44,805	$1,341	$20,824	$4,805	$9,893	$121,620
Additions	74,102	57,950	—	9,544	11,406	3,638	156,640
Payments	(25,504)	(22,454)	(130)	(4,281)	(1,275)	(768)	(54,412)
Charge-offs	(16,843)	(10,602)	—	(1,417)	(6,312)	(2,929)	(38,103)
Transfers to accrual status	(8,003)	(180)	—	(142)	(178)	—	(8,503)
Transfers to OREO	(90)	(133)	(871)	(97)	(190)	—	(1,381)
Balance at September 30, 2024	$63,614	$69,386	$340	$24,431	$8,256	$9,834	$175,861

During the nine months ended September 30, 2024, non-accrual loans increased by approximately $54.2 million, or 44.6%, largely due to additions to non-accrual loans acquired in the Republic First Transaction of $25.6 million. During the nine months ended September 30, 2024, non-accrual loans as a percentage of total net loans increased to 0.73%, compared to 0.57% as of December 31, 2023.

The following table summarizes non-performing assets as of the periods shown below:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Non-accrual loans	$175,861	$121,620
Loans 90 days or more past due and still accruing	26,286	31,721
Total non-performing loans	202,147	153,341
OREO(1)	2,844	896
Total non-performing assets	$204,991	$154,237
Non-accrual loans to total loans	0.73%	0.57%
Non-performing loans to total loans	0.84%	0.72%
Non-performing assets to total assets	0.64%	0.56%
ACL - loans to non-performing loans	186%	191%
(1) Excludes $15.1 million and $10.9 million of residential mortgage properties for which formal foreclosure proceedings were in process as of September 30, 2024 and December 31, 2023, respectively.

Non-performing loans at September 30, 2024 increased $48.8 million, or 31.8%, compared to $153.3 million as of December 31, 2023. The increase in non-performing loans during the first nine months of 2024 was primarily due to additions to non-performing loans from the Republic First Transaction of $26.6 million. Non-performing loans as a percentage of total net loans were 0.84% and 0.72% at September 30, 2024 and December 31, 2023, respectively. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on non-performing loans.

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

Total internally risk-rated loans were $15.5 billion and $13.7 billion as of September 30, 2024 and December 31, 2023, respectively, of which $2.1 billion and $0.9 billion were criticized and classified, respectively. For a description of the Corporation's risk ratings, see "Note 1 - Summary of Significant Accounting Policies - Allowance for Credit Losses" in the Notes to Consolidated Financial Statements in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.

The following table presents criticized and classified loans, or those with internal risk ratings of special mention or substandard or lower for commercial mortgages, commercial and industrial loans and construction loans to commercial borrowers, by class segment:

	Special Mention(1)		Increase (Decrease)		Substandard or Lower(2)		Increase (Decrease)		Total Criticized and Classified Loans
	September 30, 2024	December 31, 2023	$	%	September 30, 2024	December 31, 2023	$	%	September 30, 2024	December 31, 2023
	(dollars in thousands)
Real estate - commercial mortgage	$735,850	$302,553	$433,297	143.2%	$415,650	$224,774	$190,876	84.9%	$1,151,500	$527,327
Commercial and industrial	425,173	135,837	289,336	213.0	326,072	196,500	129,572	65.9	751,245	332,337
Real estate -construction(3)	174,063	38,520	135,543	351.9	42,428	26,771	15,657	58.5	216,491	65,291
Total	$1,335,086	$476,910	$858,176	179.9%	$784,150	$448,045	$336,105	75.0%	$2,119,236	$924,955

% of total risk rated loans	8.6%	3.5%			5.0%	3.3%			13.6%	6.8%

(1) Considered "criticized" loans by banking regulators.
(2) Considered "classified" loans by banking regulators.
(3) Excludes construction - other.

The increase of $858.2 million in special mention loans as of September 30, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $721.0 million as of September 30, 2024. The increase of $336.1 million in substandard or lower loans as of September 30, 2024 was primarily due to loans acquired in the Republic First Transaction with a balance of $171.7 million as of September 30, 2024.

The Corporation accounts for the credit risk associated with lending activities through the ACL and the provision for credit losses.

The following table presents the activity in the ACL:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
	(dollars in thousands)
Average balance of net loans	$24,147,801	$21,121,277	$22,918,845	$20,819,280

Balance of ACL at beginning of period	$375,941	$287,442	$293,404	$269,366

CECL Day 1 Provision(1)	—	—	23,444	—
Initial PCD allowance for credit losses	(1,139)	—	54,767	—

Loans charged off:
Real estate - commercial mortgage	(2,723)	(860)	(10,602)	(14,452)
Commercial and industrial	(6,256)	(3,220)	(16,843)	(5,849)
Real estate - residential mortgage	(1,131)	—	(1,417)	(62)
Consumer and real estate - home equity	(2,308)	(1,803)	(6,312)	(5,322)
Real estate - construction	—	—	—	—
Leases and other loans	(726)	(1,396)	(2,929)	(3,284)
Total loans charged off	(13,144)	(7,279)	(38,103)	(28,969)
Recoveries of loans previously charged off:
Real estate - commercial mortgage	107	101	405	916
Commercial and industrial	1,008	620	3,052	2,694
Real estate - residential mortgage	130	37	368	143
Consumer and real estate - home equity	545	1,023	2,382	2,643
Real estate - construction	103	—	336	771
Leases and other loans	129	400	538	729
Total recoveries	2,022	2,181	7,081	7,896
Net loans charged off (recoveries)	(11,122)	(5,098)	(31,022)	(21,073)
Provision for credit losses(1)(2)	12,281	10,395	35,368	44,446
Balance of ACL at end of period	$375,961	$292,739	$375,961	$292,739
Provision for OBS credit exposures(1)	$(352)	$(458)	$(3,902)	$(218)
Reserve for OBS credit exposures(3)	$14,188	$16,110	$14,188	$16,110
Net charge-offs to average loans (annualized)	0.18%	0.10%	0.18%	0.13%
(1) These amounts are reflected in the provision for credit losses in the Consolidated Statements of Income.
(2) Provision included in the table only includes the portion related to Net loans.
(3) Reserve for OBS credit exposures is recorded with other liabilities on the consolidated balance sheets.

The provision for credit losses, specific to loans, for the three months ended September 30, 2024 was $12.3 million compared to a provision of $10.4 million recorded for the same period in 2023. The provision for credit losses, specific to loans, for the nine months ended September 30, 2024 was $35.4 million compared to a provision of $44.4 million recorded for the same period in 2023. For the nine months ended September 30, 2024, a provision for credit losses of $23.4 million was recorded for non-PCD Loans acquired in the Republic First Transaction. Additionally, included in the ACL as of September 30, 2024 was $54.8 million recorded for PCD Loans acquired in the Republic First Transaction.

The ACL includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. See "Note 5 - Loans and Allowance for Credit Losses," in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details on the provision for credit losses.

The following table summarizes the allocation of the ACL - loans:

	September 30, 2024			December 31, 2023
	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)	ACL - loans	% to Total ACL - loans(1)	% to Total Net Loans(2)
	(dollars in thousands)
Real estate - commercial mortgage	$143,294	38.1%	39.3%	$112,565	38.4%	38.1%
Commercial and industrial	101,364	27.0	20.3	74,266	25.3	21.3
Real estate - residential mortgage	90,327	24.0	26.1	73,286	25.0	24.9
Consumer, home equity and leases and other loans	19,979	5.3	8.8	20,992	7.1	9.9
Real estate - construction	20,997	5.6	5.5	12,295	4.2	5.8
Total ACL - loans	$375,961	100.0%	100.0%	$293,404	100.0%	100.0%
(1) Ending ACL - loan portfolio segment balance as a % of total ACL - loans.
(2) Ending loan portfolio segment balances as a % of total net loans for the periods presented.

Deposits and Borrowings

The following table presents ending deposits by type:

	September 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Noninterest-bearing demand	$5,501,699	$5,314,094	$187,605	3.5%
Interest-bearing demand	7,779,472	5,722,695	2,056,777	35.9
Savings and money market deposits	7,740,595	6,616,901	1,123,694	17.0
Total demand and savings	21,021,766	17,653,690	3,368,076	19.1
Brokered deposits	843,473	1,144,692	(301,219)	(26.3)
Time deposits	4,286,905	2,739,241	1,547,664	56.5
Total deposits	$26,152,144	$21,537,623	$4,614,521	21.4%

During the nine months ended September 30, 2024, total deposits increased by $4.6 billion, or 21.4%, compared to December 31, 2023. The increase in total deposits was largely due to $3.9 billion of deposits assumed in the Republic First Transaction. Excluding the Republic First Transaction, total deposits increased approximately $750.8 million largely due to increases of $898.2 million, $506.4 million and $185.8 million in time deposits, savings and money market deposits and interest-bearing demand deposits, respectively, partially offset by decreases of $505.9 million and $333.8 million in noninterest-bearing demand deposits and brokered deposits, respectively.

Total uninsured deposits were estimated to be $9.5 billion and $7.2 billion at September 30, 2024 and December 31, 2023, respectively.

Time deposits of $250 thousand or more were $1.1 billion and $551.2 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents ending borrowings by type:

	September 30, 2024	December 31, 2023	Increase (Decrease)
			$	%
	(dollars in thousands)
Federal funds purchased	$—	$240,000	$(240,000)	N/M
Federal Home Loan Bank advances	950,000	1,100,000	(150,000)	(13.6)
Senior debt and subordinated debt	535,917	535,384	533	0.1
Other borrowings(1)	566,310	612,142	(45,832)	(7.5)
Total borrowings	$2,052,227	$2,487,526	$(435,299)	(17.5)%

(1) Includes repurchase agreements, short-term promissory notes and capital leases.

During the nine months ended September 30, 2024, total borrowings decreased $435.3 million, or 17.5%, compared to December 31, 2023. The decrease in total borrowings during the nine months ended September 30, 2024 was due to decreases in Federal funds purchased, FHLB advances and other borrowings of $240.0 million, $150.0 million and $45.8 million, respectively.

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

During the nine months ended September 30, 2024, 1,934,297 shares were repurchased under the 2024 Repurchase Program at a total cost of $30.3 million, or $15.69 per share. No shares were repurchased during the third quarter of 2024.

On May 1, 2024, the Corporation completed its previously announced underwritten public offering of 19,166,667 shares of its common stock at a price to the public of $15.00 per share, before underwriting discounts. The net proceeds to the Corporation from the offering after deducting underwriting discounts and transaction expenses were approximately $272.6 million.

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

As of September 30, 2024, the Corporation's capital levels met the minimum capital requirements, including the capital conservation buffers, as prescribed in the Capital Rules.

As of September 30, 2024, Fulton Bank met the well-capitalized requirements under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, a bank must maintain minimum Total risk-based, Tier I risk-based, Common Equity Tier I risk-based and Tier I leverage ratios as set forth in the Capital Rules. There were no other conditions or events since September 30, 2024 that management believes have changed the Corporation's capital categories.

The following table summarizes the Corporation's capital ratios in comparison to regulatory requirements:

	September 30, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy	With Capital Conservation Buffer
Total Risk-Based Capital (to Risk-Weighted Assets)	14.0%	14.0%	8.0%	10.5%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.3%	11.2%	6.0%	8.5%
Common Equity Tier I (to Risk-Weighted Assets)	10.5%	10.3%	4.5%	7.0%
Tier I Leverage Capital (to Average Assets)	9.0%	9.5%	4.0%	4.0%

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

The following table summarizes the expected impact of interest rate changes in rate-ramp scenarios over a 12-month period, that is, a gradual non-parallel shift, on net interest income as of September 30, 2024:

Rate Ramp(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $28.7 million	+2.6%
+300 bp	+ $23.4 million	+2.1%
+200 bp	+ $17.5 million	+1.6%
+100 bp	+ $10.7 million	+1.0%
–100 bp	- $14.1 million	-1.3%
–200 bp	- $28.2 million	-2.5%
–300 bp	- $41.6 million	-3.7%
–400 bp	- $53.1 million	-4.8%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

The following table summarizes the expected impact of abrupt interest rate changes, that is, a non-parallel instantaneous shock, on net interest income as of September 30, 2024:

Rate Shock(1)	Annual change in net interest income	% change in net interest income
+400 bp	+ $51.5 million	+4.6%
+300 bp	+ $41.3 million	+3.7%
+200 bp	+ $31.4 million	+2.8%
+100 bp	+ $22.4 million	+2.0%
–100 bp	- $32.8 million	-3.0%
–200 bp	- $62.4 million	-5.6%
–300 bp	- $88.9 million	-8.0%
–400 bp	- $114.3 million	-10.3%
(1) These results include the effect of implicit and explicit interest rate floors that limit further reduction in interest rates.

Economic value of equity estimates the discounted present value of asset and liability cash flows. Discount rates are based upon market prices for like assets and liabilities. Abrupt changes or "shocks" in interest rates, both upward and downward, are used to determine the comparative effect of such interest rate movements relative to the unchanged environment. This measurement tool is used primarily to evaluate the longer-term repricing risks and options in the Corporation's balance sheet. The Corporation's policy limits the economic value of equity that may be at risk, in a non-parallel instantaneous shock, to 10% of the base case economic value of equity for a 100 bps shock in interest rates, 20% for a 200 bps shock, 30% for a 300 bps shock and 40% for a 400 bps shock. As of September 30, 2024, the Corporation was within economic value of equity policy limits for every 100 bps shock.

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

In January 2023, the Corporation terminated interest rate derivatives designated as cash flow hedges with a combined notional amount of $1.0 billion. As the hedged transaction continues to be probable, the unrealized losses that have been recorded in AOCI will be recognized as a reduction to interest income when the previously forecasted hedged item affects earnings in future periods. During the nine months ended September 30, 2024, $21.2 million of these unrealized losses have been reclassified as a reduction of interest income on loans, including fees, on the consolidated statements of income.

In October 2024, the Corporation terminated a pay fixed, receive floating interest rate derivative designated as a cash flow hedge with a notional amount of $250.0 million. As the hedged transaction continues to be probable, the unrealized loss of $1.2 million included in AOCI will be recognized as an increase to interest expense when the previously forecasted hedged item affects earnings in future periods.

Additionally, in the fourth quarter of 2024, the Corporation executed $900.0 million of receive fixed, pay floating interest rate derivatives that qualify as cash flow hedges of interest rate risk to manage the Corporation's exposure to interest rate movements.

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

Fulton Bank is a member of the FHLB and has access to FHLB overnight and term credit facilities. As of September 30, 2024, the Bank had total borrowing capacity of approximately $10.7 billion with $5.0 billion of advances and letters of credit outstanding, for a remaining available borrowing capacity of approximately $5.7 billion under these facilities. Advances from the FHLB are secured by qualifying commercial real estate and residential mortgage loans, investments and other assets.

As of September 30, 2024, the Corporation had aggregate federal funds lines borrowing capacity of $2.6 billion with no amounts outstanding against that amount. As of September 30, 2024, the Corporation had $1.5 billion of collateralized borrowing capacity at the FRB discount window with no amounts outstanding and had no borrowings drawn against the Bank Term Funding Program facility, which expired March 11, 2024.

A combination of commercial real estate loans, commercial loans, consumer loans and securities are pledged to the FRB of Philadelphia to provide access to FRB discount window borrowings. Securities carried at $0.6 billion at September 30, 2024 and $0.4 billion at December 31, 2023 were pledged as collateral to secure public and trust deposits.

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

The consolidated statements of cash flows provide additional information. The Corporation's operating activities during the nine months ended September 30, 2024 provided $288.7 million of cash. Cash provided by investing activities was $1.8 billion and was mainly due to the sale of AFS securities and net cash received in the Republic First Transaction. Cash used by financing activities was $1.2 billion primarily due to the repayment of borrowings.

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

State and Municipal Securities

As of September 30, 2024, the Corporation owned securities issued by various states and municipalities with a total fair value of $0.9 billion. Uncertainty with respect to the financial strength of state and municipal bond insurers places emphasis on the underlying strength of issuers. Pressure on local tax revenues of issuers due to adverse economic conditions could have an adverse impact on the underlying credit quality of issuers. The Corporation evaluates existing and potential holdings primarily based on the underlying creditworthiness of the issuing state or municipality and then, to a lesser extent, on any credit enhancement. State and municipal securities can be supported by the general obligation of the issuing state or municipality, allowing the securities to be repaid by any means available to the issuing state or municipality. As of September 30, 2024, approximately 100% of state and municipal securities were supported by the general obligation of corresponding states or municipalities. Approximately 73% of these securities were school district issuances, which are also supported by the states of the issuing municipalities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15, promulgated under the Exchange Act. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

We review our internal controls over financial reporting on a regular basis and make changes intended to ensure the quality of our financial reporting. During the second quarter of 2024, as the result of the Republic First Transaction, we commenced the evaluation of the applicable controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to the Republic First Transaction is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

During the three months ended September 30, 2024, no shares were repurchased under the 2024 Repurchase Program.

Item 5. Other Information

(c) Except as disclosed below, none of the Corporation's directors or "officers" (as defined in Rule 16a-1(f) (17 C.F.R. § 240.16a-1(f))) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. § 229.408)) during the fiscal quarter ended September 30, 2024.

On September 6, 2024, Curtis J. Myers, Chairman of the Board and Chief Executive Officer of the Corporation, adopted a Rule 10b5-1 trading arrangement for the sale of 24,192 shares of the Corporation's common stock. The trading arrangement will expire on March 14, 2025, unless terminated sooner in accordance with its terms.

Item 6. Exhibits

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

FULTON FINANCIAL CORPORATION

Date:	November 8, 2024	/s/ Curtis J. Myers
Curtis J. Myers
Chairman and Chief Executive Officer

Date:	November 8, 2024	/s/ Richard S. Kraemer
Richard S. Kraemer
Senior Executive Vice President and Chief Financial Officer